Form 10QSB
period 1996-06-30
ADVENT SOFTWARE INC /DE/
filed 1996-08-06
CIK 1002225

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      or

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                       COMMISSION FILE NUMBER:  0-26994

                             ADVENT SOFTWARE, INC.
       (Exact name of small business issuer as specified in its charter)

           DELAWARE                                      94-2901952
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


              301 BRANNAN STREET, SAN FRANCISCO, CALIFORNIA 94107
             (Address of principal executive offices and zip code)

                                 (415) 543-7696
                (Issuer's telephone number, including area code)



Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes  X    No
                                      ---      ---

The number of shares of the issuer's Common Stock outstanding as of July 31, 1996 was 7,055,707.

                Transitional Small Business Disclosure Format:

                                Yes     No   X
                                    ---     ---

                                     INDEX



PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets                                        3

          Consolidated Statements of Operations                              4

          Consolidated Statements of Cash Flows                              5

          Notes to the Consolidated Financial Statements                     6



     ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                           7



PART II. OTHER INFORMATION

     ITEM 1.   Legal Proceedings                                             9

     ITEM 2.   Changes in Securities                                         9

     ITEM 3.   Defaults Upon Senior Securities                               9

     ITEM 4.   Submission of Matters to a Vote of Security Holders          10

     ITEM 5.   Other Information                                            10

     ITEM 6.   Exhibits and Reports on Form 8-K                             10

     SIGNATURES                                                             11

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                             ADVENT SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30, 1996    DECEMBER 31, 1995
- - - -------------------------------------------------------------------------------------------------
(in thousands)                                                  (unaudited)
                                      ASSETS
Current assets:
  Cash and short-term investments                                    $30,835              $35,084
  Accounts receivable, net                                             5,930                4,832
  Prepaid and other                                                      510                  347
  Deferred income taxes                                                1,148                  441
                                                                     -------              -------
          Total current assets                                        38,423               40,704
                                                                     -------              -------
Fixed assets, net                                                      3,883                3,656
Other assets, net                                                      1,143                  390
                                                                     -------              -------
               Total assets                                          $43,449              $44,750
                                                                     =======              =======

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable                                                       $   800              $    --
  Accounts payable                                                       638                1,130
  Accrued liabilities                                                  1,981                2,119
  Deferred revenues                                                    7,306                5,376
  Income taxes payable                                                 1,038                1,071
                                                                     -------              -------
          Total current liabilities                                   11,763                9,696
                                                                     -------              -------
Long-term liabilities:
  Other liabilities                                                      443                  470
                                                                     -------              -------
          Total long-term liabilities                                    443                  470
                                                                     -------              -------
               Total liabilities                                      12,206               10,166
                                                                     -------              -------
Stockholders' equity:
  Common stock                                                            71                   68
  Additional paid-in-capital                                          31,945               31,202
  Retained earnings                                                     (773)               3,314
                                                                     -------              -------
               Total stockholders' equity                             31,243               34,584
                                                                     -------              -------
               Total liabilities and stockholders' equity            $43,449              $44,750
                                                                     =======              =======

The accompanying notes are an integral part of these consolidated financial statements.

                             ADVENT SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        SIX MONTH PERIOD
                                                    QUARTER ENDED JUNE 30,                ENDED JUNE 30,
                                                 -------------------------          -------------------------
                                                      1996         1995                 1996          1995
- - - --------------------------------------------------------------------------          -------------------------
(in thousands, except per share data)                    (unaudited)                        (unaudited)

Revenues:
  License                                              $4,153       $2,913           $ 6,741          $ 4,877
  Maintenance and other recurring                       3,565        2,383             6,766            4,620
  Professional services and other                       1,304          960             2,490            1,925
                                                       ------       ------           -------          -------
     Net revenues                                       9,022        6,256            15,997           11,422
                                                       ------       ------           -------          -------
Cost of revenues:
  License                                                 148          129               252              224
  Maintenance and other recurring                         989          552             1,693            1,093
  Professional services and other                         636          539             1,174            1,006
                                                       ------       ------           -------          -------
     Total cost of revenues                             1,773        1,220             3,119            2,323
                                                       ------       ------           -------          -------
       Gross margin                                     7,249        5,036            12,878            9,099
                                                       ------       ------           -------          -------
Operating expenses:
  Sales and marketing                                   3,215        2,146             5,881            4,367
  Product development                                   1,646          989             3,049            1,889
  General and administrative                            1,012          901             2,011            1,632
  Purchased research and development and other             --           --             5,648               --
                                                       ------       ------           -------          -------
     Total operating expenses                           5,873        4,036            16,589            7,888
                                                       ------       ------           -------          -------
         Income (loss) from operations                  1,376        1,000            (3,711)           1,211
Interest income, net                                      277           75               603              158
                                                       ------       ------           -------          -------
           Income (loss) before income taxes            1,653        1,075            (3,108)           1,369
Provision for income taxes                                638          402               979              520
                                                       ------       ------           -------          -------
             Net income (loss)                         $1,015       $  673           $(4,087)         $   849
                                                       ======       ======           =======          =======
Net income (loss) per share                             $0.13        $0.11            $(0.59)           $0.14
                                                       ======       ======           =======          =======
Shares used in per share calculations                   7,835        6,121             6,949            6,122
                                                       ======       ======           =======          =======
- - - -------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.
                                       .

                             ADVENT SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 SIX MONTHS  ENDED JUNE 30,
                                                                             ------------------------------
                                                                                    1996            1995
- - - -----------------------------------------------------------------------------------------------------------
(in thousands)                                                                          (unaudited)

Cash flows from operating activities:
  Net income (loss)                                                                  $(4,087)       $   849
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Purchased research and development and other                                       5,648             --
    Depreciation and amortization                                                        694            478
    Provision for doubtful accounts                                                      (50)           110
    Deferred income taxes                                                                164             --
    Deferred rent                                                                        (27)            (9)
    Cash provided by (used in) operating assets and liabilities:
      Accounts receivable                                                             (1,029)        (1,442)
      Income tax receivable                                                               --            335
      Prepaid and other current assets                                                  (129)           (83)
      Accounts payable                                                                  (893)           (40)
      Accrued liabilities                                                               (413)          (150)
      Deferred revenues                                                                  105            226
      Income taxes payable                                                               (34)           499
                                                                                     -------        -------
         Net cash provided by used in operating activities                               (51)           773
                                                                                     -------        -------
Cash flow from investing activities:
  Net cash used in acquisition of the DX Group                                        (3,963)            --
  Acquisition of fixed assets                                                           (692)          (383)
                                                                                     -------        -------
         Net cash used in investing activities                                        (4,655)          (383)
                                                                                     -------        -------
Cash flow from financing activities:
  Payment of debt acquired in the DX Group acquisition                                  (288)            --
  Proceeds from exercise of stock options and warrants                                   745             24
  Repurchase of common stock                                                              --            (95)
  Principal payments on long-term debt                                                    --           (759)
                                                                                     -------        -------
         Net cash provided by (used in) financing activities                             457           (830)
                                                                                     -------        -------
Net decrease in cash and short-term investments                                       (4,249)          (440)
Cash and short-term investments at beginning of period                                35,084          7,867
                                                                                     -------        -------
Cash and short-term investments at end of period                                     $30,835        $ 7,427
                                                                                     =======        =======

Supplemental disclosure of cash flow information:
  Cash paid for income taxes                                                         $   849        $    40
  Issuance of note payable in acquisition of the DX Group                            $   800        $    --

The accompanying notes are an integral part of these consolidated financial statements.

                             ADVENT SOFTWARE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Advent Software, Inc. (Advent) and its wholly owned subsidiary, Data Exchange, Inc. (DX Group). All significant intercompany balances and transactions have been eliminated.

     The consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. Management recommends that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in Advent's 1995 Annual Report to Stockholders which was incorporated by reference in Advent's 1995 Report on Form 10-KSB filed with the SEC.

     In management's opinion, the consolidated financial statements include all adjustments necessary to present fairly the financial position and results of operations for each interim period shown.

2. ACQUISITION OF THE DX GROUP.

     On February 15, 1996, Advent acquired the DX Group, a private company based in New York, New York for $4.0 million in cash and an $800,000 note payable. The note payable bears no interest and is due in the first quarter of 1997. The DX Group's main product, WinDx(TM), is a client/server portfolio management system designed specifically for regional broker/dealers and other top tier professional money managers with more than $1 billion in assets under management. The transaction was accounted for as a purchase. Advent incurred a one-time charge of $5.6 million in connection with the write-off of in-process research and development. The DX Group's results of operation are included in Advent's consolidated statements of operations starting at the date of the acquisition. On a pro forma basis, assuming that the purchase had occurred on January 1, 1996, net revenues and income (loss) from operations of the DX Group would be less than 10% of those amounts on a consolidated basis.

     In addition, if certain revenue and profitability targets are attained by the DX Group by February 15, 1997, Advent must make an additional payments to the original shareholder of the DX Group that in the aggregate will not exceed $600,000. Based on criteria established in Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," no amount related to this contingent liability has been accrued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains certain trend analysis and other forward-looking statements which involve risks and uncertainties. Advent's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this discussion under "Factors that May Affect Operating Results" and other risks detailed from time to time in reports that Advent files with the Securities and Exchange Commission, including the annual report on Form 10-KSB.

ACQUISITION OF THE DX GROUP
- - - ---------------------------

     On February 15, 1996, Advent acquired Data Exchange, Inc. (the DX Group), a private company based in New York, New York, for $4.0 million in cash and an $800,000 note payable. The note payable bears no interest and is due in the first quarter of 1997. The DX Group's main product, WinDx(TM), is a client/server portfolio management system designed specifically for regional broker/dealers and other top tier professional money managers with more than $1 billion in assets under management. The transaction was accounted for as a purchase. Advent incurred a one-time charge of $5.6 million in connection with the write-off of in-process research and development. This expense was recorded in purchased research and development and other expenses. As a result of this expense, there was a net loss per share of ($0.59) for the six months ended June 30, 1996. Excluding this write-off net income per share would have been $0.20. Net income per share for the six months ended June 30, 1995 was $0.14.

RESULTS OF OPERATIONS
- - - ---------------------

     Net Revenues.    Advent's net revenues for the second quarter of 1996
     ------------
increased 44% to $9.0 million, as compared with net revenues of $6.3 million for the second quarter of 1995. Advent's net revenues for the six months ended June 30, 1996 increased 40% to $16.0 million, as compared with net revenues of $11.4 million for the six months ended June 30, 1995. The increase for the second quarter of 1996 and for the six months ended June 30, 1996 was a result of increases in each component of net revenues. License revenues increased primarily due to sales of WinDx, the main product of the DX Group which Advent acquired in first quarter of 1996, and higher Geneva revenues. Maintenance and other recurring revenues increased for the second quarter of 1996 and for the six months ended June 30, 1996 due to a larger customer base, higher average maintenance fees, and additional revenues generated from the DX Group. Higher average maintenance fees are due to increased complexity of the maintenance services provided and increased client utilization of proprietary interfaces to access pricing and other data supplied by third parties through Advent's proprietary interfaces. Professional services and other increased for the second quarter of 1996 and for the six months ended June 30, 1996 due to additional consulting revenue from the DX Group, additional consulting revenue generated from higher product sales activity, and additional interface business resulting from higher market demand for automated interfaces.

     Cost of Revenues.  Advent's cost of revenues for the second quarter of
     ----------------
1996 increased 45% to $1.8 million, as compared with cost of revenues of $1.2 million for the second quarter of 1995. Advent's cost of revenues for the six months ended June 30, 1996 increased 34% to $3.1 million, as compared with cost of revenues of $2.3 million for the six months ended June 30, 1995. Cost of revenues as a percentage of net revenues increased to 20% for the second quarter of 1996 from 19% for the second quarter of 1995 and decreased to 19% for the six months ended June 30, 1996 from 20% for the six months ended June 30, 1995. Cost of revenues increased for the second quarter of 1996 and for the six months ended June 30, 1996 due primarily to increased staffing necessary to provide services to an expanding installed base.

     Sales and Marketing.  Advent's sales and marketing expenses for the second
     -------------------
quarter of 1996 increased 50% to $3.2 million, as compared with sales and marketing expenses of $2.1 million for the second quarter of 1995. Advent's sales and marketing expenses for the six months ended June 30, 1996 increased 35% to $5.9 million, as compared with sales and marketing expenses of $4.4 million for the six months ended June 30, 1995. Sales and marketing expenses as a percentage of net revenues increased to 36% for the second quarter of 1996 from 34% for the second quarter of 1995. Sales and marketing expenses as a percentage of net revenues decreased to 37% for the six months ended June 30, 1996 from 38% for the six months ended June 30, 1995. The increase in sales and marketing expenses for the second quarter of 1996 and for the six months ended June 30, 1996 was due to an increase in sales and marketing employees and an increase in expenses for marketing materials needed to address new sales opportunities and to support the introduction of new products. Also, there were additional sales and marketing expenses incurred by the DX Group. The increase in sales and marketing expenses as a percentage of net revenues for the second quarter of 1996 was due primarily to the higher expenses for marketing materials related to new product introductions.

     Product Development.   Advent's product development expenses for the second
     -------------------
quarter of 1996 increased 66% to $1.6 million, as compared with product development expenses of $1.0 million for the second quarter of 1995. Advent's product development expenses for the six months ended June 30, 1996 increased 61% to $3.0 million, as compared with product development expenses of $1.9 million for the six months ended June 30, 1995. Product development expenses as a percentage of net revenues increased to 18% for the second quarter of 1996 from 16% for the second quarter of 1995 and to 19% for the six months ended June 30, 1996 from 17% for the six months ended June 30, 1996. The increases in product development expenses and in product development expenses as a percentage of net revenues for the second quarter of 1996 and for the six months ended June 30, 1996 were primarily due to an increase in personnel as Advent has increased its product development efforts to accelerate the rate of new product introductions and additional product development expenses incurred by the DX Group.

      General and Administrative.  Advent's general and administrative
      --------------------------
expenses for the second quarter of 1996 increased 12% to $1.0 million, as compared with general and administrative expenses of $0.9 million for the second quarter of 1995. Advent's general and administrative expenses for the six months ended June 30, 1996 increased 23% to $2.0 million, as compared with general and administrative expenses of $1.6 million for the six months ended June 30, 1995. General and administrative expenses as a percentage of net revenues decreased to 11% for the second quarter of 1996 from 14% for the second quarter of 1995 and decreased to 13% for the six months ended June 30, 1996 from 14% for the six months ended June 30, 1995. The increase in general and administrative expenses for the second quarter of 1996 and for the six months ended June 30, 1996 was primarily due to growth in finance, administration and operations which is necessary to support Advent's growth. The decrease in general and administrative expenses as a percentage of net revenues was due to the ability of Advent to realize greater economies of scale in supporting Advent's increased revenue base.

     Interest Income, Net.   Advent's interest income, net for the second
     --------------------
quarter of 1996 increased 271% to $277,000, as compared with interest income, net of $75,000 for the second quarter of 1995. Advent's interest income, net for the six months ended June 30, 1996 increased 280% to $603,000 as compared with interest income, net of $158,000 for six months ended June 30, 1995. This increase was due to a higher cash balance, primarily as a result of proceeds from Advent's initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and short-term investments totaled $30.8 million at June 30, 1996 as compared to $35.1 at December 31, 1995. The decrease in cash and short-term investments was primarily due to the acquisition of the DX Group. Advent has a line of credit which bears interest at the bank's prime rate and expires in August 1996. This line of credit permits borrowings of up to $5 million subject to compliance with certain financial covenants. At June 30, 1996 and December 31, 1995, Advent had no borrowings outstanding under this agreement.

     Advent issued a $800,000 note payable as a part of the acquisition of the DX Group. This note payable bears no interest and is due in the second quarter of 1997.

     Advent believes that its existing cash and short-term investments, line of credit and cash expected to be generated from operations will be sufficient to meet its cash and capital requirements at least through fiscal 1996.

FACTORS THAT MAY AFFECT OPERATING RESULTS

     Advent's net revenues and operating results have varied substantially from period to period on a quarterly basis and may continue to fluctuate due to a number of factors. As Advent's licenses into multi-user networked environments have increased both in individual size and number, the timing and size of individual license transactions are becoming increasingly important factors in Advent's quarterly operating results. For example, during 1995, sales of software licenses to two clients accounted for approximately 9% of net revenues. The sales cycles for transactions of this size are often lengthy and unpredictable. There can be no assurance that Advent will be successful in closing large license transactions such as these on a timely basis or at all. Accordingly, if in the future revenues from large site licenses constitute a material portion of Advent's net revenues, the timing of such licenses could cause additional variability in Advent's quarterly operating results. Advent's software products typically are shipped shortly after receipt of a signed license agreement and initial payment and, consequently, software product backlog at the beginning of any quarter typically represents only a small portion of that quarter's expected revenues. Advent's expense levels are based in significant part on Advent's expectations of future revenues and therefore are relatively fixed in the short term. Due to the fixed nature of these expenses combined with the relatively high gross margin historically achieved by Advent on products and services, an unanticipated decline in net revenues in any particular quarter is likely to disproportionately adversely affect operating results.

     Advent generally has realized lower revenues from license fees in the first quarter of the year than in the immediately preceding quarter. Advent believes that this has been due primarily to the concentration by some clients of larger capital purchases in the fourth quarter of the calendar year and their lower purchasing activity during the subsequent second quarter, compounded by Advent's annual incentive compensation plans which result in increased year-end sales activity.

     Due to all of the foregoing factors, Advent believes that period to period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance.


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At Advent's Annual Meeting of Stockholders held May 8, 1996, the following matters were voted upon by stockholders pursuant to proxies solicited pursuant to Regulation 14A:

     The following individuals were elected to the Board of Directors:


                                             VOTES         VOTE
                                              FOR         WITHELD
                                            ---------     -------

         Stephanie G. DiMarco               5,564,236      6,800
         Maurice J. Duca                    5,564,236      6,800
         Frank H. Robinson                  5,564,236      6,800
         Wendell G. Van Auken               5,564,236      6,700


      The following proposals were approved at Advent's Annual Meeting of
Stockholders:

                                            VOTES         VOTES
                                             FOR         AGAINST      ABSTAINED
                                          ---------      -------      ---------
1.  Amendment of the Company's            4,867,163      495,922        1,900
    1992 Stock Plan, increasing
    the reserved shares by 400,000.


2.  Ratification of appointment of        5,551,766        5,300        1,150
    Coopers & Lybrand LLP as
    independent auditors


ITEM 5.  OTHER INFORMATION

      None.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           11.1 Calculation of Earnings per Share

      (b)  Reports on Form 8-K

           None.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 ADVENT SOFTWARE, INC.

DATED:  July 31, 1996            By: /s/  STEPHANIE G. DIMARCO
                                    ------------------------------
                                          Stephanie G. DiMarco
                                  Chairman of the Board, President
                                     and Chief Executive Officer



DATED:  July 31, 1996            By: /s/    IRV H. LICHTENWALD
                                    ------------------------------
                                            Irv H. Lichtenwald
                                    Senior Vice President of Finance,
                                          Chief Financial Officer
                                             and Secretary