Form 10QSB
period 1996-09-30
ADVENT SOFTWARE INC /DE/
filed 1996-11-12
CIK 1002225

                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       or

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                  Yes [X]     No [_]

  The number of shares of the issuer's Common Stock outstanding as of September 30, 1996 was 7,148,658.

                 Transitional Small Business Disclosure Format:

                                  Yes [_]     No [X]

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

                        PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                             ADVENT SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                          SEPTEMBER 30, 1996   DECEMBER 31, 1995
--------------------------------------------------------------------------------
(in thousands)                         (unaudited)

                                   ASSETS
Current assets:
  Cash and short-term investments                $30,681             $35,084
  Accounts receivable, net                         7,211               4,832
  Prepaid and other                                  457                 347
  Deferred income taxes                            1,027                 441
                                                 -------             -------
          Total current assets                    39,376              40,704
                                                 -------             -------
Fixed assets, net                                  3,982               3,656
Other assets, net                                  1,085                 390
                                                 -------             -------
               Total assets                      $44,443             $44,750
                                                 =======             =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                               $   720             $ 1,130
  Accrued liabilities                              2,438               2,119
  Deferred revenues                                6,296               5,376
  Income taxes payable                               665               1,071
                                                 -------             -------
          Total current liabilities               10,119               9,696
                                                 -------             -------
Long-term liabilities:
  Other liabilities                                  614                 470
                                                 -------             -------
          Total long-term liabilities                614                 470
                                                 -------             -------
               Total liabilities                  10,733              10,166
                                                 -------             -------
Stockholders' equity:
  Common stock                                        72                  68
  Additional paid-in-capital                      33,063              31,202
  Retained earnings                                  575               3,314
                                                 -------             -------
               Total stockholders'                33,710              34,584
                equity                           -------             -------
               Total liabilities and             $44,443             $44,750
                stockholders' equity             =======             =======

The accompanying notes are an integral part of these consolidated financial statements.

                            ADVENT SOFTWARE, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                           QUARTER ENDED SEPTEMBER 30,   NINE MONTH PERIOD ENDED SEPTEMBER 30,
                                        -----------------------------------------------------------------------
                                                        1996          1995          1996             1995
------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                       (unaudited)                   (unaudited)

Revenues:
  License                                              $ 4,941         $3,250        $11,682         $ 8,127
  Maintenance and other recurring                        3,798          2,551         10,564           7,171
  Professional services and other                        1,407            999          3,897           2,924
                                                       -------         ------        -------         -------
     Net revenues                                       10,146          6,800         26,143          18,222
                                                       -------         ------        -------         -------
Cost of revenues:
  License                                                  123            124            375             348
  Maintenance and other recurring                        1,069            609          2,762           1,702
  Professional services and other                          723            540          1,897           1,546
                                                       -------         ------        -------         -------
     Total cost of revenues                              1,915          1,273         5 ,034           3,596
                                                       -------         ------        -------         -------
       Gross margin                                      8,231          5,527         21,109          14,626
                                                       -------         ------        -------         -------
Operating expenses:
  Sales and marketing                                    3,322          2,364          9,203           6,731
  Product development                                    1,841          1,086          4,890           2,975
  General and administrative                             1,148            922          3,159           2,554
  Purchased research and development and other              --             --          5,648              --
                                                       -------         ------        -------         -------
     Total operating expenses                            6,311          4,372         22,900          12,260
                                                       -------         ------        -------         -------
         Income (loss) from operations                   1,920          1,155         (1,791)          2,366
Interest income, net                                       280             90            883             248
                                                       -------         ------        -------         -------
           Income (loss) before income taxes             2,200          1,245           (908)          2,614

Provision for income taxes                                 851            473          1,830             993
                                                       -------         ------        -------         -------
             Net income (loss)                         $ 1,349         $  772        $(2,738)        $ 1,621
                                                       =======         ======        =======         =======
Net income (loss) per share                            $  0.17         $ 0.13        $ (0.39)        $  0.26
                                                       =======         ======        =======         =======
Shares used in per share calculations                    7,887          6,131          7,008           6,125
                                                       =======         ======        =======         =======
---------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.
                                       .

                             ADVENT SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            NINE MONTHS ENDED SEPTEMBER 30,
                                         -----------------------------------
                                                    1996             1995
(in thousands)                                  (unaudited)

Cash flows from operating activities:
  Net income (loss)                                $(2,738)         $ 1,621
  Adjustments to reconcile net income
   (loss) to net cash
    used in operating activities:
    Purchased research and development and other     5,648               --
    Depreciation and amortization                    1,104              727
    Provision for doubtful accounts                    (54)             233
    Deferred income taxes                              285             (178)
    Deferred rent                                      144              (12)
    Cash provided by (used in)
     operating assets and liabilities:
      Accounts receivable                           (2,306)          (1,323)
      Income tax receivable                             --              335
      Prepaid and other current assets                 (78)            (136)
      Accounts payable                                (811)             172
      Accrued liabilities                               43               21
      Deferred revenues                               (905)             673
      Income taxes payable                             685              366
                                                   -------          -------
         Net cash provided by operating              1,017            2,499
          activities                               -------          -------
Cash flow from investing activities:
  Net cash used in acquisition of the DX Group      (3,963)              --
  Acquisition of fixed assets                       (1,141)            (712)
                                                   -------          -------
         Net cash used in investing
          activities                                (5,104)            (712)
                                                   -------          -------
Cash flow from financing activities:
  Payment of note issued in acquisition
   of the DX Group                                    (800)              --
  Proceeds from exercise of stock
   options and warrants                                772              142
  Payment of debt acquired in the DX
   Group acquisition                                  (288)              --
  Repurchase of common stock                            --             (163)
  Principal payments on long-term debt                  --             (759)
                                                   -------          -------
         Net cash used in financing
          activities                                  (316)            (780)
                                                   -------          -------
Net increase (decrease) in cash and
 short-term investments                             (4,403)           1,007
Cash and short-term investments at
 beginning of period                                35,084            7,867
                                                   -------          -------
Cash and short-term investments at end
 of period                                         $30,681          $ 8,874
                                                   =======          =======
Supplemental disclosure of cash flow
 information:
  Cash paid for income taxes                       $   849          $   581
  Cash paid for interest                           $    --          $    11
  Issuance of note payable in
   acquisition of DX Group                         $   800          $    --

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

2. ACQUISITION OF THE DX GROUP.

  On February 15, 1996, Advent acquired the DX Group, a private company based in New York, New York for $4.0 million in cash and an $800,000 note payable. This note payable was paid during the third quarter of 1996. The note payable did not bear interest. The DX Group's main product, WinDx(TM), is a client/server portfolio management system designed specifically for regional broker/dealers and other top tier professional money managers with more than $1 billion in assets under management. The transaction was accounted for as a purchase. Advent incurred a one-time charge of $5.6 million in connection with the write-off of in-process research and development. The DX Group's results of operations are included in Advent's consolidated statements of operations starting at the date of the acquisition.

3. INCOME TAXES.

  During the third quarter of 1996 Advent reclassified $1.1 million from income taxes payable to additional paid-in-capital to reflect the tax benefit received by Advent for the disqualifying disposition of non-compensatory stock options.

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

ACQUISITION OF THE DX GROUP

  On February 15, 1996, Advent acquired Data Exchange, Inc. (the DX Group), a private company based in New York, New York, for $4.0 million in cash and an $800,000 note payable. This note payable was paid during the third quarter of 1996 and did not bear interest. The DX Group's main product, WinDx(TM), is a client/server portfolio management system designed specifically for regional broker/dealers and other top tier professional money managers with more than $1 billion in assets under management. The transaction was accounted for as a purchase. Advent incurred a one-time charge of $5.6 million in connection with the write-off of in-process research and development. This expense was recorded in purchased research and development and other expenses. As a result of this expense, there was a net loss per share of ($0.39) for the nine months ended September 30, 1996. Excluding this write-off net income per share would have been $0.38. Net income per share for the nine months ended September 30, 1995 was $0.26

RESULTS OF OPERATIONS

  Net Revenues. Advent's net revenues for the third quarter of 1996 increased 49% to $10.1 million, as compared with net revenues of $6.8 million for the third quarter of 1995. Advent's net revenues for the nine months ended September 30, 1996 increased 43% to $26.1 million, as compared with net revenues of $18.2 million for the nine months ended September 30, 1995. The increase for the third quarter of 1996 and for the nine months ended September 30, 1996 was a result of increases in each component of net revenues. License revenues increased primarily due to license revenue of WinDx, the main product of the DX Group which Advent acquired in first quarter of 1996, and higher Qube, Moxy, and Axys revenues. Maintenance and other recurring revenues increased for the third quarter of 1996 and for the nine months ended September 30, 1996 due to a larger customer base, additional revenues generated from the DX Group, and higher average maintenance fees. Higher average maintenance fees are due to increased complexity of the maintenance services provided and increased client utilization of proprietary interfaces to access pricing and other data supplied by third parties through Advent's proprietary interfaces. Professional services and other increased for the third quarter of 1996 and for the nine months ended September 30, 1996 due to additional consulting revenue from the DX Group, additional consulting revenue generated from higher product sales activity, and additional interface business resulting from higher market demand for automated interfaces.

  Cost of Revenues. Advent's cost of revenues for the third quarter of 1996 increased 50% to $1.9 million, as compared with cost of revenues of $1.3 million for the third quarter of 1995. Advent's cost of revenues for the nine months ended September 30, 1996 increased 40% to $5.0 million, as compared with cost of revenues of $3.6 million for the nine months ended September 30, 1995. Cost of revenues as a percentage of net revenues remained constant at 19% for the third quarter of 1996 and for the third quarter of 1995 and decreased to 19% for the nine months ended September 30, 1996 from 20% for the nine months ended September 30, 1995. Cost of revenues increased for the third quarter of 1996 and for the nine months ended September 30, 1996 due primarily to increased staffing necessary to provide services to an expanding installed base.

  Sales and Marketing. Advent's sales and marketing expenses for the third quarter of 1996 increased 41% to $3.3 million, as compared with sales and marketing expenses of $2.4 million for the third quarter of 1995. Advent's sales and marketing expenses for the nine months ended September 30, 1996 increased 37% to $9.2 million, as compared with sales and marketing expenses of $6.7 million for the nine months ended September 30, 1995. Sales and marketing expenses as a percentage of net revenues decreased to 33% for the third quarter of 1996 from 35% for the third quarter of 1995. Sales and marketing expenses as a percentage of net revenues decreased to 35% for the nine months ended September 30, 1996 from 37% for the nine months ended September 30, 1995. The increase in sales and marketing expenses for the third quarter of 1996 and for the nine months ended September 30, 1996 was due to an increase in sales and marketing employees and an increase in expenses for marketing materials needed to address new sales opportunities and to support the introduction of new products. Also, there were additional sales and marketing expenses incurred by the DX Group.

  Product Development. Advent's product development expenses for the third quarter of 1996 increased 70% to $1.8 million, as compared with product development expenses of $1.1 million for the third quarter of 1995. Advent's product development expenses for the nine months ended September 30, 1996 increased 64% to $4.9 million, as compared with product development expenses of $3.0 million for the nine months ended September 30, 1995. Product development expenses as a percentage of net revenues increased to 18% for the third quarter of 1996 from 16% for the third quarter of 1995 and to 19% for the nine months ended September 30, 1996 from 16% for the nine months ended September 30, 1995. The increases in product development expenses and in product development expenses as a percentage of net revenues for the third quarter of 1996 and for the nine months ended September 30, 1996 were primarily due to an increase in personnel as Advent has increased its product development efforts to accelerate the rate of new product introductions and additional product development expenses incurred by the DX Group.

  General and Administrative. Advent's general and administrative expenses for the third quarter of 1996 increased 25% to $1.1 million, as compared with general and administrative expenses of $0.9 million for the third quarter of 1995. Advent's general and administrative expenses for the nine months ended September 30, 1996 increased 24% to $3.2 million, as compared with general and administrative expenses of $2.6 million for the nine months ended September 30, 1995. General and administrative expenses as a percentage of net revenues decreased to 11% for the third quarter of 1996 from 14% for the third quarter of 1995 and decreased to 12% for the nine months ended September 30, 1996 from 14% for the nine months ended September 30, 1995. The increase in general and administrative expenses for the third quarter of 1996 and for the nine months ended September 30, 1996 was primarily due to growth in finance, administration and operations which is necessary to support Advent's growth. The decrease in general and administrative expenses as a percentage of net revenues was due to the ability of Advent to realize greater economies of scale in supporting Advent's increased revenue base.

  Interest Income, Net. Advent's interest income, net for the third quarter of 1996 increased 212% to $280,000, as compared with interest income, net of $90,000 for the third quarter of 1995. Advent's interest income, net for the nine months ended September 30, 1996 increased 256% to $883,000 as compared with interest income, net of $248,000 for nine months ended September 30, 1995. This increase was due to a higher cash balance, primarily as a result of proceeds from Advent's initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

  Cash and short-term investments totaled $30.7 million at September 30, 1996 as compared to $35.1 at December 31, 1995. The decrease in cash and short-term investments was primarily due to the acquisition of the DX Group. At December 31, 1995, Advent had a line of credit that permitted borrowings of up to $5 million subject to compliance with certain financial covenants. This line of credit was canceled during the third quarter of 1996. At December 31, 1995, Advent had no borrowings outstanding under this agreement.

  Advent issued a $800,000 note payable as a part of the acquisition of the DX Group. This note payable was paid during the third quarter of 1996. The note payable did not bear interest.


Advent believes that its existing cash and short-term investments, and cash expected to be generated from operations will be sufficient to meet its cash and capital requirements through fiscal 1997.

FACTORS THAT MAY AFFECT OPERATING RESULTS

  Advent's net revenues and operating results have varied substantially from period to period on a quarterly basis and may continue to fluctuate due to a number of factors. As Advent's licenses into multi-user networked environments have increased both in individual size and number, the timing and size of individual license transactions are becoming increasingly important factors in Advent's quarterly operating results. For example, for the nine months ended September 30, 1996, sales of software licenses to four clients accounted for approximately 8% of net revenues. The sales cycles for transactions of this size are often lengthy and unpredictable. There can be no assurance that Advent will be successful in closing large license transactions such as these on a timely basis or at all. Accordingly, if in the future revenues from large site licenses constitute a material portion of Advent's net revenues, the timing of such licenses could cause additional variability in Advent's quarterly operating results. Advent's software products typically are shipped shortly after receipt of a signed license agreement and initial payment and, consequently, software product backlog at the beginning of any quarter typically represents only a small portion of that quarter's expected revenues. Advent's expense levels are based in significant part on Advent's expectations of future revenues and therefore are relatively fixed in the short term. Due to the fixed nature of these expenses combined with the relatively high gross margin historically achieved by Advent on products and services, an unanticipated decline in net revenues in any particular quarter is likely to disproportionately adversely affect operating results.

  Advent's future success will continue to depend upon its ability to develop new products that address the future needs of its target markets and to respond to emerging industry standards and practices. Advent invests a significant amount of resources in new product initiatives. For example, in 1995, Advent introduced Geneva to target organizations with complex international accounting and reporting requirements. Advent is directing a significant amount of its product development expenditures to the on-going development of Geneva. There can be no assurance that Advent will be successful in marketing a fully commercial version of Geneva. Advent's failure to successfully develop and market a fully commercial version of Geneva could adversely affect Advent's business and operating results. In addition, as a result of its acquisition of Data Exchange, Advent must successfully manage the development and sale of the WinDx product and successfully integrate the products, technologies, and personnel of the two companies. There can be no assurance that Advent will be able to manage this process successfully.

  Due to all of the foregoing factors, Advent believes that period to period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

  None.

ITEM 2.  CHANGES IN SECURITIES

  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  None.

ITEM 5.  OTHER INFORMATION

  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

        11.1   Calculation of Earnings per Share
        27     Financial Data Schedule

  (b) Reports on Form 8-K

  None.

                                   SIGNATURES

  In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ADVENT SOFTWARE, INC.

DATED:  November 8, 1996            By: /s/  STEPHANIE G. DIMARCO
                                            -----------------------------
                                                 Stephanie G. DiMarco
                                                 Chairman of the Board,
                                                  President and Chief
                                                   Executive Officer

DATED:  November 8, 1996            By: /s/  IRV H. LICHTENWALD
                                            -----------------------------
                                                  Irv H. Lichtenwald
                                                 Senior Vice President,
                                                Chief Financial Officer
                                                     and Secretary