Form 10-K405
period 1996-12-31
ADVENT SOFTWARE INC /DE/
filed 1997-03-31
CIK 1002225

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ----------------

                                   FORM 10-K

[X]Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
   Act of 1934 for the fiscal year ended December 31, 1996

[_]Transition Report Pursuant to Section 13 or 15 (d) of the Securities
   Exchange Act of 1934

                        Commission File Number: 0-26994

                             ADVENT SOFTWARE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       94-2901952
          (State of incorporation)                            (I.R.S. Employer
                                                            (Identification No.)

              301 BRANNAN STREET, SAN FRANCISCO, CALIFORNIA 94107
             (Address of principal executive offices and zip code)

                                (415) 543-7696
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Acts: None

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $0.01 PAR VALUE
                               (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The number of shares of the registrant's Common Stock outstanding as of March 24, 1997 was 7,423,569. The aggregate market value of the registrant's Common Stock held by non-affiliates, based upon the closing price on March 24, 1997, as reported on the Nasdaq National Market System, was approximately $96.0 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Parts of the following documents are incorporated by reference into Parts II and III of this Form 10-K: (1) 1996 Annual Report to Stockholders of the Registrant (Parts II of this Form 10-K); and (2) Definitive Proxy Statement for the registrant's Annual Meeting of Stockholders to be held May 13, 1997 (Part III of this Form 10-K).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

OVERVIEW

  Advent Software, Inc. (Advent) is a leading provider of stand-alone and client/server software products, data interfaces and related services that automate and integrate certain mission-critical functions of investment management organizations. Advent's suite of complementary products for the front, middle and back office includes Axys(TM), Advent Partner(TM), WinDx(TM) and Geneva(TM), Advent's portfolio accounting and management systems; Moxy(TM), a trade order management system; and Qube(TM), a client management system. These products address the need to facilitate the management of increasingly large and complex information and data flows both within investment management organizations and between such organizations and third parties, such as brokerage firms, clients, custodians, banks, pricing services and other data providers. Advent's products are designed to reduce client costs, improve the accuracy of client information, and generally enable clients to devote more time to improving the service they provide to their customers rather than focusing on operational details. Advent's strategy is to develop long-term client relationships and to maintain a high level of lifetime client satisfaction which Advent believes will result in additional recurring revenues from new product licenses, renewals of maintenance contracts and new data products.

  Advent's clients include many of the world's leading investment management organizations. These organizations vary significantly in size, assets under management and the complexity of their investment environments. At present, Advent has licensed its products to over 4,000 institutions, for use by more than 25,000 concurrent users.

  Advent was incorporated in 1983 in California and reincorporated in the State of Delaware in November 1995.

ACQUISITIONS

  In November 1996, Advent issued 35,000 shares of Advent's common stock in exchange for all of the outstanding shares of Bold Software, Inc., a private software development company based in New York. This business combination was accounted for as a pooling of interests. Prior year amounts have not been restated to include Bold Software's results of operations as such operations were immaterial. As a result of this business combination, Advent introduced Advent Partner, a tax layering and partnership allocation solution which integrates with Axys.

  In February, 1996, Advent acquired Data Exchange, Inc. (the DX Group), a private company based in New York for $4.0 million in cash and an $800,000 note payable. This note was paid during the third quarter of 1996 and did not bear interest. The transaction was accounted for as a purchase. Advent incurred a one-time charge of $5.6 million in connection with the write-off of in-process research and development. This expense was recorded in purchased research and development and other expenses. The DX Group's results of operations are included in Advent's consolidated statements of operations starting at the date of the acquisition.

INDUSTRY BACKGROUND

  The investment management business includes a range of organizations that manage investment portfolios, including investment advisors, brokerage firms, banks and hedge funds. In addition, corporations, public funds, universities and non-profit organizations manage investment portfolios and have many of the same portfolio management needs. Recently, the investment management industry has experienced significant growth which, in combination with other factors, has led to increasing demand for software products that automate, simplify and integrate functions within investment management organizations. This increasing demand is driven by several industry dynamics. Financial assets under management have increased substantially during the last decade. As the value of total financial assets under management has increased, there has been a substantial increase in the number of investment management organizations and a steady introduction of increasingly sophisticated financial instruments. As a result, investment managers are faced with increasingly complicated portfolio accounting and management requirements. Investment management organizations are subject to extensive and evolving industry standards and government regulations. These dynamics have increased the volume and complexity of information and data flows within investment management organizations and between such organizations and third parties, such as brokerage firms, clients, custodians, banks, pricing services and other data providers. Consequently, investment management organizations require more sophisticated and integrated software products for their front, middle and back offices. In order to operate efficiently within this environment, investment management organizations must automate and integrate their mission-critical and labor-intensive functions, including (i) investment decision support and client relationship management,
(ii) order management and trading and (iii) portfolio accounting, performance measurement, report generation and compliance. Investment management organizations historically have relied on internally developed systems, timesharing services or simple spreadsheet-based systems to manage information flows. Due to inherent limitations in each of these types of systems, investment management organizations are demanding highly functional, easy-to-use, scalable, cost-effective and flexible software applications that automate and integrate their mission-critical business functions.

SOFTWARE PRODUCTS

  Advent offers a suite of stand-alone and client/server software products that automate and integrate work and data flows across the front, middle and back offices within the investment management organization, as well as the information flows between the investment management organization and external parties. Advent's products are intended to reduce client costs, improve the accuracy of client information and generally enable clients to improve the service they provide to their customers rather than focusing on operational details. Each software product is focused on certain mission-critical functions of the front, middle or back offices of investment management organizations. Individual products are tailored to meet the needs of a particular market segment, as determined by size, assets under management and complexity of the investment environment. In addition, Advent believes its products are well suited for the investment management functions of corporations, public funds, universities and non-profit organizations.

                             [Chart Appears Here]

PORTFOLIO ACCOUNTING AND MANAGEMENT

  Advent offers four portfolio accounting and management systems, Axys, Advent Partner, Geneva and WinDx, each targeted at a different segment of the investment management industry.

  Axys, Advent's core product introduced in 1993, is a highly functional portfolio accounting and management system targeted towards investment management organizations of all sizes. Axys provides investment professionals with broad portfolio accounting functionality, timely decision support, sophisticated performance measurement and flexible reporting. Specifically, clients can record, account for and report on a variety of investment instruments, including equities, fixed income, mutual funds and cash. Axys users gain access on demand to portfolio holdings, asset allocation, realized and unrealized gains and losses, actual and projected income and other valuable data. Portfolio performance can be measured for individual portfolios or related groups, and for any specified time period. Investment professionals can choose from over 200 pre-defined reports with flexible "as-of" reporting, which can be customized as to formats and fonts. Additionally, clients can easily generate fully customized reports with the assistance of the Axys Report Writer. Clients can also produce presentation-quality graphics via an integrated link with Microsoft Excel's charting capability. In addition, Axys offers integrated multicurrency capabilities which, among other things, allows reports to be restated in any currency, withholding tax to be automatically calculated, and components of return attributable to market prices versus currency rate fluctuations to be identified.

  Axys also provides integration with a variety of investment tools and data, including (i) trade order management via Moxy, (ii) pricing, corporate actions, analytics and fundamental data via interfaces to data vendors and
(iii) automatic data entry and reconciliation of trades with interfaces to The Depository Trust Corporation ( DTC ), and to certain brokerage firms and custodians.

  Advent Partner, the software product introduced as a result of the Bold Software acquisition, is a tax layering and partnership allocation solution which integrates with Axys. This product is specifically designed for hedge funds, venture funds and limited investment partnerships who face the complex and time-consuming task of consistently and accurately accounting for and reporting on partnership tax allocation and other activities. The Window's-based system tracks partner-specific information, layers realized and unrealized gains, allocates performance incentive fees, provides on-demand partner and partnership reporting on a book or tax allocation basis and streamlines the production of partnership tax returns.

  Geneva, currently in limited release in test environments, is a high-end portfolio management system designed to meet the needs of investment management organizations with complex, international accounting requirements, such as hedge funds. Geneva offers feature-rich global accounting, extensive reporting and sophisticated multicurrency capabilities. In addition, Geneva's highly flexible design allows users to add newly created financial instruments and tailor accounting treatments to their specific needs. Geneva operates on UNIX-based servers with Windows-based clients. There can be no assurance that Geneva will not require substantial software enhancements or modifications to satisfy performance requirements of clients or to fix design defects or previously undetected errors.

  WinDx, the primary software product acquired in the Data Exchange acquisition, is a high-end portfolio management and accounting system that offers the benefits of a client/server platform and a Sybase(R) relational database in a Windows environment. This product is designed for certain regional broker/dealers and other professional money managers with more than $1 billion in assets under management. WinDx provides investment professionals with a wide range of decision support, performance measurement, external and internal reporting, billing and portfolio accounting. Additionally WinDx provides pricing and corporate action information as well as complex interactive trade confirmation functionality through its DTC interface.

ORDER MANAGEMENT AND TRADING

  Moxy, introduced in 1995, automates and streamlines the trade order management process. An open system, Moxy can be integrated with any portfolio accounting system. Moxy facilitates accurate trade order management and preparation, tracks trade order status, automates the allocation of block trades across multiple portfolios and electronically interfaces with Axys for an integrated solution. Moxy supports fixed income, mutual funds, and equity trading and offers multicurrency capabilities. Moxy enables investment managers to accurately adjust portfolio holdings, rebalance portfolios against models, interactively assess "what-if" scenarios and automatically create orders to be executed. For traders, Moxy tracks cash and positions during the trading day, enables the accurate preparation of block trades and internal electronic trade tickets, facilitates compliance with investment restrictions and trading requirements and minimizes trading errors. Moxy also allows traders and others to view the status of orders via customizable screens and maintain an electronic audit trail of the trade process. Moxy automates the allocation process of partial and complete executions and allows the user to send allocation results by fax directly from the computer to brokers and banks. Moxy allows clients using OASYS, an electronic allocation system, to communicate allocations to brokers electronically. In the future, Moxy will have additional electronic links that instantly communicate trade and allocation information to brokers and custodians. Moxy electronically posts allocated trades into Axys on demand, eliminating time-consuming and error-prone manual entry.

CLIENT CONTACT AND MANAGEMENT

  Qube, introduced in 1995, is Advent's client management system initially targeted to the brokerage industry. Qube is currently being deployed in PaineWebber Incorporated's retail brokerage network. Qube is designed to help securities professionals develop and improve client relationships by automating scheduling, client communications and client data. For example, Qube enables investment professionals to interactively screen client investment profiles and notes of conversations to identify appropriate candidates for various investment opportunities. In addition, Qube can be used to enhance direct marketing campaigns by matching clients with market opportunities. Qube captures extensive investment profile information, has on-line query capability, networking features and mail merge capabilities and facilitates information sharing across professionals in an office. Moreover, Qube is designed to be integrated with Axys, allowing users to provide accurate and timely portfolio information to clients.

MAINTENANCE SUPPORT AND DATA INTERFACES

  Advent earns recurring revenues by offering a choice of maintenance contracts and by providing proprietary interfaces to external sources of critical data. These interfaces allow clients to (i) download pricing, corporate actions and other data from third party vendors such as Interactive Data, a wholly owned indirect subsidiary of Pearson plc (Interactive Data), and (ii) interface with DTC, certain brokerage firms and custodians for trading activity. Advent continually analyzes the ongoing external data needs of its clients and expects to offer new data products in the future. Many of Advent's clients use Advent's proprietary interface to electronically retrieve pricing and other data from Interactive Data. Interactive Data pays Advent a commission based on Interactive Data's revenues from providing such data to Advent's clients. This commission accounted for approximately 9% and 12% of Advent's net revenues for the years ended December 31, 1996 and 1995, respectively. The term of Advent's contract with Interactive Data ends on September 30, 2003 and is renewed automatically for additional 12 month periods unless either party gives the other at least 24 months prior notice of termination.

  As part of Advent's acquisition of Data Exchange, Advent acquired the technical infrastructure and know-how to (i) deliver end-of-day pricing data to our customers in an on-line, electronic format, and (ii) to provide our customers with the ability to electronically confirm trades cleared and settled through DTC. The revenues generated by these activities are based upon client usage of the applicable services.

  Due to the mission-critical nature of Advent's products, many clients purchase annual maintenance contracts which entitle them to technical support and product upgrades as they become available. Advent continually upgrades and enhances its products to respond to changing market needs, evolving regulatory requirements and new technologies

PROFESSIONAL SERVICES

  Professional services consists of consulting, systems integration, custom programming, and training. To ensure a successful product implementation, consultants assist clients with the initial installation of a system, assist in the conversion of the client's historical data and provide ongoing training and education. Consulting services may be required for as little as two days for small systems or up to many weeks for large implementations. Advent believes that its consulting services facilitate a client's early success with its products, strengthen the relationship with the client and generate valuable feedback for Advent.

  Advent's systems integration services develop new interfaces, either at the request of existing clients or external organizations such as brokerage firms, custodians, DTC, pricing services, and other data providers. These interfaces are designed to provide easier and faster data entry, automatic reconciliation or confirmations. These interfaces are licensed as an option which clients can obtain when configuring the Axys system or later as their information needs change. In addition, Advent also uses its systems integration services to develop interfaces which Advent expects will satisfy anticipated needs of its clients.

  Advent provides its clients with custom programming services that enable clients to tailor end-user reports to their own specifications. Advent also provides training sessions to its clients at various sites across the country.

CLIENTS

  Advent's clients vary significantly in size and assets under management and include investment advisors, brokerage firms, banks, hedge funds, corporations, public funds, universities and non-profit organizations. At present, Advent has licensed Axys, The Professional Portfolio, Geneva, WinDx, Moxy, Qube, and Advent Partner to over 4,000 institutions for use by more than 25,000 concurrent users.

SALES AND MARKETING

 Sales

  Advent sells its products and services through a direct sales organization comprised of field sales and telesales representatives. Advent's field sales force is organized by geographic region and is primarily responsible for selling Axys and Moxy to mid-sized and large investment management organizations. Advent has sales offices in San Francisco, New York and Boston. Advent's telesales organization is primarily focused on selling Advent's products to existing Axys clients and small and mid-sized investment management organizations. Advent's telesales representatives are located in San Francisco. Advent's sales force is supported by extensive ongoing product and sales training.

 Marketing

  The marketing department is responsible for assessing market opportunities, product planning and management and specific sales support. In addition to its traditional marketing functions, the marketing organization is actively involved in a process called "Market Validation SM," using a system of interaction with and input from potential and existing clients, product development, sales and client services and support departments to define the scope, features and functionality of new products and product upgrades. In addition, product managers are responsible for all phases of a product life cycle from product development through product introduction and beyond. The marketing department is also responsible for corporate marketing, including generating client leads, targeted direct mail campaigns, seminars, advertising, trade shows and conferences and public relations efforts. The marketing department also provides the sales force with appropriate written and electronic materials to use during the sales process.

PRODUCT DEVELOPMENT

  In recent years, Advent has substantially increased its product development expenditures in order to accelerate the rate of new product introductions, incorporate new technologies and sustain the quality of its products. In 1996, 1995, and 1994, Advent's product development expenditures were approximately $6.7 million, $4.2 million and $3.0 million, respectively. In addition to engineering, quality assurance and documentation, Advent's product development activities include the identification and validation of product specifications. Advent believes that a principal factor in the success of its products is its system of performing extensive market research and testing of products at important phases of development to ensure that each new product or product upgrade is of the highest quality and addresses an identified market opportunity. Advent believes that this can best be accomplished through the Market Validation process which involves substantial input from existing and potential clients at each stage of development from product conception to product launch, and, ultimately, also includes post introduction reviews. Advent relies on multi-disciplinary teams to validate each new product or product upgrade. Market Validation teams include Advent employees from marketing, product development, client services and sales.

  Advent's new products and product upgrades require varying degrees of development time, depending upon the complexity of the accounting requirements and securities regulations which they are intended to address, as well as the number and type of features incorporated. Advent has primarily relied upon the internal development of its products. Advent has in the past acquired, and may again in the future acquire, additional technologies or products from third parties or consultants. Advent intends to continue to support industry standard operating environments, client/server architectures and network protocols. There can be no assurance that Advent will be successful in developing, introducing and marketing new products or product enhancements on a timely and cost effective basis, if at all, or that its new products and product enhancements will adequately meet the requirements of the marketplace or achieve market acceptance. Delays in the commencement of commercial shipments of new products or enhancements may result in client dissatisfaction and delay or loss of product revenues. If Advent is unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or client requirements, or if new products or new versions of existing products do not achieve market acceptance, Advent's business, operating results and financial condition will be materially adversely affected. In addition, Advent's ability to develop new products and product enhancements is dependent upon the products of other software vendors, including certain system software vendors, such as Microsoft Corporation, database vendors and development tool vendors. In the event that the products of such vendors have design defects or flaws, or if such products are unexpectedly delayed in their introduction, Advent's business, operating results and financial condition could be materially adversely affected. Software products as complex as those offered by Advent, particularly Advent's new Geneva product, may contain undetected defects or errors when first introduced or as new versions are released. Although Advent has not experienced material adverse effects resulting from any software errors, there can be no assurance that, despite testing by Advent and its clients, defects or errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon Advent's business, operating results and financial condition.

COMPETITION

  The market for investment management software is segmented by the relative size of the organizations that manage investment portfolios. In addition, the market in each segment is intensely competitive and highly fragmented, subject to rapid change and highly sensitive to new product introductions and marketing efforts by industry participants. Advent's competitors include providers of software and related services as well as providers of timeshare services. Competitors vary in size, scope of services offered and platforms supported. In addition, Advent competes indirectly with existing and potential clients, many of whom develop their own software for their particular needs and therefore may be reluctant to license software products offered by independent vendors such as Advent. With respect to the market for its portfolio accounting products, Advent currently competes primarily with Shaw Data, a division of SunGard Data Systems, Inc., Thomson Financial, a division of The Thomson Corporation, and with a number of other smaller companies. Advent believes that the principal competitive factors affecting its market include product performance and functionality, ease of use, scalability, ability to integrate external data sources, product and company reputation, client service and support and price. There can be no assurance that Advent will be able to compete successfully against current and future competitors or that competitive pressures will not result in price reductions, reduced operating margins and the loss of market share, any one of which could materially adversely affect Advent's business, operating results and financial condition.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

  Advent's success is dependent in part on its ability to protect its proprietary technology. Advent relies on a combination of copyright and trademark laws, trade secrets, software security measures, confidentiality agreements and license agreements to establish and protect its proprietary rights and its software. Despite these efforts, it may be possible for unauthorized third parties to copy certain portions of Advent's products or to reverse engineer or otherwise obtain and use proprietary information of Advent. Advent does not have any patents, and existing copyright laws afford only limited protection. In addition, Advent cannot be certain that others will not develop substantially equivalent or superseding proprietary technology, or that equivalent products will not be marketed in competition with Advent's products, thereby substantially reducing the value of Advent's proprietary rights. Furthermore, there can be no assurance that any confidentiality agreements between Advent and its employees or any license agreements with its clients will provide meaningful protection of Advent's proprietary information in the event of any unauthorized use or disclosure of such proprietary information. In addition, the laws of certain countries do not protect Advent's proprietary rights to the same extent as do the laws of the United States. Accordingly, there can be no assurance that Advent will be able to protect its proprietary software against unauthorized third party copying or use, which could adversely affect Advent's business, operating results and financial condition.

  Advent is not currently engaged in any intellectual property litigation or proceedings. Nonetheless, from time to time Advent may receive notices claiming that it is infringing the proprietary rights of third parties, and there can be no assurance that Advent will not become the subject of infringement claims or legal proceedings by third parties with respect to current or future products. In addition, Advent may initiate claims or litigation against third parties for infringement of Advent's proprietary rights or to establish the validity of Advent's proprietary rights. Any such claims could be time consuming, result in costly litigation, cause product shipment delays or lead Advent to enter into royalty or licensing agreements rather than disputing the merits of such claims.

EMPLOYEES

  As of December 31, 1996, Advent had 281 full-time employees, including 33 in sales, 44 in professional services, 13 in marketing, 82 in product development, 59 in client services and support and 50 in finance, administration, operations and general management. Advent believes that it maintains competitive compensation, benefits, equity participation and work environment policies to assist in attracting and retaining qualified personnel. Advent's success depends to a significant extent upon a limited number of members of senior management and other key employees, including Stephanie DiMarco, Advent's Chairman of the Board, President and Chief Executive Officer. The loss of the service of one or more senior managers or other employees could have a material adverse effect upon Advent's business, operating results and financial condition. None of Advent's employees is represented by a labor union. Advent has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2. PROPERTIES

  Advent leases office space in facilities in San Francisco and New York. Advent's 35,232 square foot lease in San Francisco is Advent's principal executive office and is where product development, marketing, technical support and production are located. The San Francisco lease expires in 1998. Advent's leases two separate office spaces in New York; the 12,068 square foot lease in New York expires in 2003 and the 8,500 square foot lease expires in 2002. Advent believes that its facilities are adequate for its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

  None.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The following sets forth certain information regarding the executive officers of Advent as of March 14, 1997:

           NAME         AGE                   POSITION
           ----         ---                   --------

   Stephanie G. DiMarco  39 Chairman of the Board, President and Chief
                            Executive Officer
   Peter M. Caswell      40 Senior Vice President, Sales, Marketing and
                            Professional Services
   Lily S. Chang         48 Senior Vice President, Technology
   Irv H. Lichtenwald    41 Senior Vice President, CFO and Secretary

--------
  Ms. DiMarco founded Advent in June 1983 and, since such date, has served as its President and Chief Executive Officer. She became Chairman of the Board in September 1995. Ms. DiMarco holds a B.S. in Business Administration from the University of California at Berkeley.

  Mr. Caswell joined Advent in December 1993 as Vice President, Sales and Professional Services. In 1996 Mr. Caswell took on responsibility for Advent's marketing efforts upon the departure of John J. Griffin who had been the Vice President of Marketing. Mr. Caswell was promoted to Senior Vice President. From May 1986 to December 1993, Mr. Caswell held various management positions, including Vice President and General Manager, Western Region, with Dun & Bradstreet Software Services, Inc. and its predecessor, Management Science America, Inc., a supplier of computer software for finance, marketing, manufacturing and human resource functions. Mr. Caswell holds a diploma in Management Studies (M.B.A. equivalent) and a Higher National Diploma in Agriculture (B.S. equivalent) from Seale Hayne College in England.

  Ms. Chang joined Advent in May 1993 as Vice President, Technology. In 1996, Ms. Chang was promoted to Senior Vice President, Technology. From July 1989 to May 1993, Ms. Chang held various positions, including Vice President, Strategic Accounts and Vice President of Oracle Financial Applications, with Oracle Corporation, a software licensing and consulting business. Ms. Chang holds a B.S. in Biochemistry from Taiwan University.

  Mr. Lichtenwald joined Advent in March 1995 as Chief Financial Officer. From February 1984 to March 1995, Mr. Lichtenwald served as Chief Financial Officer of Trinzic Corporation, a computer software developer, and its predecessor Aion Corporation. From February 1982 to February 1984, he served as controller of Visicorp, a computer software developer. Mr. Lichtenwald holds an M.B.A. from the University of Chicago and a B.B.A. from Saginaw Valley State College. Mr. Lichtenwald is a Certified Public Accountant.

                                    PART II

  With the exception of the information incorporated by reference to the 1996 Annual Report to Stockholders in Part II of this Form 10-K, Advent's 1996 Annual Report to Stockholders is not deemed to be filed as part of this Form 10-K or otherwise.

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Advent had approximately 200 stockholders of record at March 24, 1997. Other information required by this Item is incorporated by reference to the sections entitled "Selected Financial Data--Price Range of Common Stock" and "Corporate Information--Stock Information" in Advent's 1996 Annual Report to
Stockholders.

ITEM 6. SELECTED FINANCIAL DATA

  Other information required by this Item is incorporated by reference to the sections entitled "Selected Financial Data--Selected Annual Data" and "-- Selected Quarterly Data" in Advent's 1996 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this Item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Advent's 1996 Annual Report to Stockholders.

  In addition, Advent operates in a rapidly changing environment that involves a number of risks, some of which are beyond Advent's control. The following discussion highlights some of these risks.

  Period to Period Fluctuations Advent's net revenues and operating results have varied substantially from period to period on a quarterly basis and may continue to fluctuate due to a number of factors. As Advent's licenses into multi-user networked environments have increased both in individual size and number, the timing and size of individual license transactions are becoming increasingly important factors in Advent's quarterly operating results. The sales cycles for transactions of this size are often lengthy and unpredictable. There can be no assurance that Advent will be successful in closing large license transactions such as these on a timely basis or at all. Accordingly, if in the future revenues from large site licenses constitute a material portion of Advent's net revenues, the timing of such licenses could cause additional variability in Advent's quarterly operating results. Advent's software products typically are shipped shortly after receipt of a signed license agreement and initial payment and, consequently, software product backlog at the beginning of any quarter typically represents only a small portion of that quarter's expected revenues. Advent's expense levels are based in significant part on Advent's expectations of future revenues and therefore are relatively fixed in the short term. Due to the fixed nature of these expenses combined with the relatively high gross margin historically achieved by Advent on products and services, an unanticipated decline in net revenues in any particular quarter is likely to disproportionately adversely affect operating results.

  Advent generally has realized lower revenues from license fees in the first quarter of the year than in the immediately preceding quarter. Advent believes that this has been due primarily to the concentration by some clients of larger capital purchases in the fourth quarter of the calendar year and their lower purchasing activity during the subsequent first quarter, compounded by Advent's annual incentive compensation plans which result in increased year-end sales activity. Furthermore, Advent has often recognized a substantial portion of its license revenues in the last month of a quarter.

  Due to all of the foregoing factors, Advent believes that period to period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance.

  Prior to the initial public offering in November 1995, there was no market for the Advent's common stock. Advent's stock price has shown significant fluctuation since the IPO date. Like many companies in the technology and emerging growth sector, Advent's stock price may be subject to wide fluctuations. If net revenues or earnings in any quarter fail to meet the investment community's expectations, there could be an immediate impact on Advent's stock price. In addition, the stock price may be affected by broader market trends unrelated to Advent's performance

  Product Concentration. During 1994, 1995 and 1996, Advent derived a substantial majority of its net revenues from the licensing of Axys and related products and services. In addition, certain of Advent's new products, such as Moxy, Qube and various data interfaces, are currently designed to operate with Axys and not on a stand-alone basis. Advent released in 1996 new versions of Axys and Moxy. As a result, Advent believes that a majority of its net revenues, at least through 1997, will be dependent upon continued market acceptance of Axys, enhancements or upgrades to Axys and related products and services.

  Geneva. In 1995, Advent introduced Geneva to target organizations with complex international accounting and reporting requirements. Geneva is currently in limited release in test environments. To date, revenues derived from these licenses of Geneva have not been material. Advent is directing a significant amount of its product development expenditures to the on-going development of Geneva and plans to devote a significant amount of its future sales and marketing resources to the full commercial introduction of Geneva. Advent has limited experience in developing products for this market. Because of such limited client experience, there can be no assurance that Geneva will not require substantial software enhancements or modifications to satisfy performance requirements of clients or to fix design defects or previously undetected errors. Further, there can be no assurance that Advent will be successful in marketing a fully commercial version of Geneva. Advent's failure to successfully develop and market a fully commercial version of Geneva could adversely affect Advent's business and operating results.

  New Products and Product Enhancements. Advent's future success will continue to depend upon its ability to develop new products that address the future needs of its target markets and to respond to emerging industry standards and practices. Delays in the commencement of commercial shipments of new products or enhancements may result in client dissatisfaction and delay or loss of product revenues. In addition, Advent's ability to develop new products and product enhancements is dependent upon the products of other software vendors, including certain system software vendors, such as Microsoft Corporation, database vendors and development tool vendors. In the event that the products of such vendors have design defects or flaws, or if such products are unexpectedly delayed in their introduction, Advent's business, operating results and financial condition could be materially adversely affected.

  Financial Markets. The target clients for Advent's products include a range of organizations that manage investment portfolios, including investment advisors, brokerage firms, banks and hedge funds. In addition, Advent targets corporations, public funds, universities and non-profit organizations which also manage investment portfolios and have many of the same needs. The success of many of Advent's clients is intrinsically linked to the health of the financial markets. Advent believes that demand for its products could be disproportionately affected by fluctuations, disruptions, instability or downturns in the financial markets which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products.

  Relationship with Interactive Data. Many of Advent's clients use Advent's proprietary interface to electronically retrieve pricing and other data from Interactive Data. Interactive Data pays Advent a commission based on Interactive Data's revenues from providing such data to Advent's clients. This commission accounted for approximately 9% and 12% of Advent's net revenues for the years ended December 31, 1996 and 1995, respectively. Advent's software products have been customized to be compatible with Interactive Data's system and such software would need to be redesigned if Interactive Data's services were unavailable for any reason. The term of Advent's contract with Interactive Data ends on September 30, 2003 and is renewed automatically for additional 12 month periods unless either party gives the other at least 24 months prior notice of termination.

In the event that Advent's relationship with Interactive Data were terminated or Interactive Data's services were unavailable to Advent's clients for any reason, replacing these services could be costly and time consuming.

  Competition. The market for investment management software is segmented by the relative size of the organizations that manage investment portfolios. In addition, the market in each segment is intensely competitive and highly fragmented, subject to rapid change and highly sensitive to new product introductions and marketing efforts by industry participants. Advent's competitors include providers of software and related services as well as providers of timeshare services. Competitors vary in size, scope of services offered and platforms supported. In addition, Advent competes indirectly with existing and potential clients, many of whom develop their own software for their particular needs and therefore may be reluctant to license software products offered by independent vendors such as Advent. Many of Advent's competitors have longer operating histories and greater financial, technical, sales and marketing resources than Advent. There can be no assurance that Advent will be able to compete successfully against current and future competitors or that competitive pressures will not result in price reductions, reduced operating margins and loss of market share, any one of which could materially adversely affect Advent's business, operating results and financial condition.

  Data Exchange Acquisition As a result of its acquisition of Data Exchange, Advent must successfully manage the development and sale of the WinDx product and successfully integrate the products, technologies, and personnel of the two companies. There can be no assurance that Advent will be able to manage this process successfully.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  (1) Financial Statements.

    The following financial statements of Advent including the notes thereto, and Report of Independent Accountants are incorporated by reference to page 23 through 35 of Advent's 1996 Annual Report to Stockholders:

    Consolidated Balance Sheets--December 31, 1996 and 1995

    Consolidated Statements of Operations--Years Ended December 31, 1996, 1995, and 1994

    Consolidated Statements of Stockholders' Equity--Years Ended December 31, 1996, 1995, and 1994

    Consolidated Statements of Cash Flows--Years Ended December 31, 1996, 1995, and 1994

    Notes to Consolidated Financial Statements

    Report of Independent Accountants

  (2) Financial Statement Schedules.

    The following financial statement schedules of Advent for the years ended December 31, 1996, 1995, and 1994 are filed as part of this Form 10-K and should be read in conjunction with Advent's financial statements listed in
  Item 8(1) above.

      SCHEDULE                                        PAGE
      --------                                        ----
      Report of Independent Accountants               S-1
      Schedule II--Valuation and Qualifying Accounts  S-2

    Schedules not listed above have been omitted because they are not applicable or are not required or because the required information is included in the financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

  Certain information required by Part III is omitted from this Form 10-K in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, ("Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Form 10-K and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Performance Graph included in the Proxy Statement.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information concerning Advent's directors required by this Item is incorporated by reference to Advent's Proxy Statement.

  The information concerning Advent's executive officers required by this Item is incorporated by reference herein to the section of the Form 10-K in Part I,
Item 4, entitled "Executive Officers of Advent."

  The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is to be set forth in Advent's Proxy Statement and such information is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

  Information required by this Item is incorporated by reference to Advent's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information required by this Item is incorporated by reference to Advent's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information required by this Item is incorporated by reference to Advent's Proxy Statement.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)The following documents are filed as a part of this Annual Report on Form 10-K

    1. Consolidated Financial Statements required to be filed by Item 8 of Form 10-K. See the list of Financial Statements contained in Item 8 of this Report.

    2. Financial Statement Schedules required to be filed by Item 8 of Form 10-K. See the list of Financial Statement Schedules contained in
       Item 8 of this Report.

    3.Exhibits

  The exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Form 10-K.

 EXHIBIT
 NUMBER                          DESCRIPTION OF DOCUMENT
 -------                         -----------------------
  2.1+   Agreement and Plan of Merger between Registrant and Advent Software,
         Inc., a California corporation, effective November 10, 1995.
  2.2++  Stock Acquisition Agreement, dated as of February 15, 1996, by and among Advent Software, Inc., a Delaware corporation, Data Exchange,
         Inc., a Pennsylvania corporation, and Bruce Hechler, sole shareholder of Data Exchange, Inc.
  3.1+   Certificate of Incorporation of Registrant.
  3.2+   Amended and Restated Certificate of Incorporation of Registrant.
  3.3+   Bylaws of Registrant.
  4.1+   Specimen Common Stock Certificate of Registrant.
 10.1+   Form of Indemnification Agreement for Executive Officers and
         Directors.
 10.2+   1992 Stock Plan, as amended, and form of stock option agreement.
 10.3+   1993 Profit Sharing & Employee Savings Plan, as amended.
 10.4+   1995 Employee Stock Purchase Plan and form of subscription agreement.
 10.5+   1995 Director Option Plan and form of stock option agreement.
 10.6+   Common Stock Option Agreement between Advent and Maurice J. Duca dated
         September 15, 1989 as amended by the Amendment and Correction to
         Common Stock Option Agreement dated July 1993.
 10.7+   Full Service Office Lease dated April 14, 1992, as amended, between
         Brannan Street Properties and Advent for facilities located at 301
         Brannan in San Francisco, California.
 10.8+   Standard Form of Lease dated November 6, 1992 between Broadway
         Management Company as agent for 500 Fifth Avenue Associates and Advent for facilities located at 500 Fifth Avenue, New York, New York.
 10.9+   Severance Agreement between Advent and Peter M. Caswell dated December
         10, 1993.
 10.10+* Agreement between Advent and Interactive Data Corporation dated
         January 1, 1995.
 10.11+  Registration Rights Agreement dated December 20, 1993, among Advent and IGSB Investment Partnership I, Mayfield VII, Mayfield Associates
         Fund II, MF Partners and WS Investment Company 93E.
 10.13** Lease dated January 28, 1992 between Orient Overseas Associates and
         Data Exchange, Inc. for facilities located at 88 Pine Street, a/k/a
         Wall Street Plaza, New York, New York.
 11.1    Statement Regarding Computation of Net Income (Loss) Per Share.
 13.1    Selected Portions of Advent Software, Inc.'s 1996 Annual Report to
         Stockholders.
 21.1    Subsidiaries of Advent.
 23.1    Consent of Coopers & Lybrand LLP, Independent Accountants.
 24.1    Power of Attorney (included on page 16 of this Form 10-K).
 27.1    Financial Data Schedule.

--------
 + Incorporated by reference to the exhibit filed with Advent's registration statement filed on Form SB-2 (commission file number 33-97912-LA), declared effective on November 15, 1995
++ Incorporated by reference to Advent's Form 8-K dated February 15, 1996.
*  Confidential treatment requested as to certain portions of this exhibit.
** Incorporated by reference to Advent's Annual Report on Form 10-KSB for the year ended December 31, 1995.

  (b) Reports on Form 8-K

    None

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of March, 1997.

                                          Advent Software, Inc.

                                                 /s/ Stephanie G. DiMarco
                                          By___________________________________
                                             STEPHANIE G. DIMARCO, CHAIRMAN OF
                                              THE BOARD, PRESIDENT AND CHIEF
                                                     EXECUTIVE OFFICER

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephanie G. DiMarco and Irv H. Lichtenwald, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

  Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

              SIGNATURE                        TITLE                 DATE

    /s/ Stephanie G. DiMarco       Chairman of the Board,       March 24, 1997
---------------------------------   President, Chief
      STEPHANIE G. DIMARCO          Executive Officer and
                                    Director (Principal
                                    Executive Officer)

     /s/ Irv H. Lichtenwald        Senior Vice President of     March 24, 1997
---------------------------------   Finance and Chief
       IRV H. LICHTENWALD           Financial Officer and
                                    Secretary (Principal
                                    Financial and
                                    Accounting Officer)

       /s/ Maurice J. Duca         Director                     March 24, 1997
---------------------------------
         MAURICE J. DUCA

      /s/ Frank H. Robinson        Director                     March 24, 1997
---------------------------------
        FRANK H. ROBINSON

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
 Advent Software, Inc.:

  Our report on the financial statements of Advent Software, Inc. has been incorporated by reference in this report on Form 10-K from page 35 of the 1996 Annual Report to Shareholders of Advent Software, Inc. In connection with our audit of such financial statements, we have audited the related financial statement schedule listed in the index on page 15 of this Form 10-K.

  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material aspects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

San Francisco, California
January 23, 1997

                                                                     SCHEDULE II

                              ADVENT SOFTWARE, INC

                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996

         COLUMN A            COLUMN B  COLUMN C COLUMN D  COLUMN E   COLUMN F
         --------           ---------- -------- -------- ---------- ----------
                                           ADDITIONS
                                           ---------
                            BALANCE AT CHARGED  CHARGED             BALANCE AT
                            BEGINNING     TO    TO OTHER              END OF
        DESCRIPTION         OF PERIOD  EXPENSE  ACCOUNTS DEDUCTIONS   PERIOD
        -----------         ---------- -------- -------- ---------- ----------
Allowance for doubtful
 accounts:
1994.......................  $120,000  $101,000   --      $154,000   $ 67,000
1995.......................  $ 67,000  $240,000   --      $ 49,000   $258,000
1996.......................  $258,000  $115,000   --      $138,000   $235,000