Form 10-Q
period 1997-03-31
ADVENT SOFTWARE INC /DE/
filed 1997-05-13
CIK 1002225

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]Quarterly report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended March 31, 1997

                                       or

[_]Transition report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                         Commission file number: 0-26994

                              ADVENT SOFTWARE, INC.
        (Exact name of small business issuer as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   94-2901952
                      (IRS Employer Identification Number)

               301 Brannan Street, San Francisco, California 94107
              (Address of principal executive offices and zip code)

                                 (415) 543-7696
                (Issuer's telephone number, including area code)



    Check  whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes[x] No[_]

    The number of shares of the issuer's Common Stock outstanding as of April 30, 1997 was 7,463,542.

================================================================================

                                      INDEX



PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements

          Condensed Consolidated Balance Sheets                               3

          Condensed Consolidated Statements of Operations                     4

          Condensed Consolidated Statements of Cash Flows                     5

          Notes to the Condensed Consolidated Financial Statements            6


     Item 2.  Management's  Discussion  and Analysis of Financial
                 Condition and Results of Operations                          7


PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                9

     Item 2. Changes in Securities                                            9

     Item 3. Defaults Upon Senior Securities                                  9

     Item 4. Submission of Matters to a Vote of Security Holders              9

     Item 5. Other Information                                                9

     Item 6. Exhibits and Reports on Form 8-K                                 9

     Signatures                                                              10

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


                                ADVENT SOFTWARE, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                        March 31, 1997        December 31, 1996
   ---------------------------------- ----------------   ----------------------
   (in thousands)                          (unaudited)

                                        ASSETS
   Current assets:
     Cash and short-term investments           $34,135                  $31,650
     Accounts receivable, net                    7,290                    8,499
     Prepaid expenses and other                    783                      592
     Deferred income taxes                       1,287                    1,064
                                                ------                   ------
       Total current assets                     43,495                   41,805
                                                ------                   ------
   Fixed assets, net                             4,367                    3,862
   Other assets, net                               865                    1,024
                                                ------                   ------
         Total assets                          $48,727                  $46,691
                                               =======                  =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
     Accounts payable                          $   827                  $   646
     Accrued liabilities                         2,360                    2,627
     Deferred revenues                           5,375                    5,071
     Income taxes payable                          988                      686
                                                ------                   ------
       Total current liabilities                 9,550                    9,030
                                                ------                   ------
   Long-term liabilities:
     Other liabilities                             574                      599
                                                ------                   ------
         Total liabilities                      10,124                    9,629
                                                ------                   ------
   Stockholders' equity:
     Common stock                                   74                       73
     Additional paid-in-capital                 35,750                   35,061
     Retained earnings                           2,779                    1,928
                                                ------                   ------
         Total stockholders' equity             38,603                   37,062
         Total liabilities and
           stockholders' equity                $48,727                  $46,691
                                               =======                  =======


   ----------------------------------------------------------------------------

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ADVENT SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Quarter Ended March 31,
                                              ---------------------------------
                                                         1997              1996
     ---------------------------------------- ---------------------------------
     (in thousands, except per share data)                   (unaudited)

     Revenues:
       License                                        $ 4,001           $ 2,588
       Maintenance and other recurring                  4,195             3,201
       Professional services and other                  1,357             1,186
                                                      -------           -------
         Net revenues                                   9,553             6,975
                                                      -------           -------
     Cost of revenues:
       License                                            152               104
       Maintenance and other recurring                    967               704
       Professional services and other                    819               538
                                                      -------           -------
         Total cost of revenues                         1,938             1,346
                                                      -------           -------
           Gross margin                                 7,615             5,629
                                                      -------           -------
     Operating expenses:
       Sales and marketing                              3,284             2,666
       Product development                              2,121             1,403
       General and administrative                       1,089               999
       Purchased research and development
        and other                                          --             5,648
                                                      -------           -------
         Total operating expenses                       6,494            10,716
                                                      -------           -------
           Income (loss) from operations                1,121            (5,087)
     Interest income, net                                 265               326
                                                      -------           -------
           Income (loss) before income taxes            1,386            (4,761)
     Provision for income taxes                           535               341
                                                      -------           -------
           Net income (loss)                          $   851           $(5,102)
                                                      =======           =======
     Net income (loss) per share                      $  0.11           $ (0.74)
     Shares used in per share calculations              8,012             6,914
                                                      =======           =======

     --------------------------------------------------------------------------

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ADVENT SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                        Quarter Ended March 31,
                                                      -------------------------
                                                            1997           1996
----------------------------------------------------- -------------------------
(in thousands)                                                  (unaudited)

Cash flows from operating activities:
  Net income (loss)                                       $  851       $ (5,102)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Purchased research and development and other              --          5,648
    Depreciation and amortization                            444            292
    Provision for doubtful accounts                          (53)           (44)
    Deferred income taxes                                   (196)            --
    Deferred rent                                            (25)           (12)
    Cash provided by (used in) operating assets
     and liabilities:
      Accounts receivable                                  1,261            (42)
      Prepaid and other current assets                      (190)           (57)
      Accounts payable                                       181           (591)
      Accrued liabilities                                   (267)           (44)
      Deferred revenues                                      304           (340)
      Income taxes payable                                   864           (461)
                                                          ------         ------
         Net cash provided by (used in) operating
          activities                                       3,174           (753)
                                                          ------         ------
Cash flow from investing activities:
  Net cash used in acquisition of the DX Group                --         (3,963)
  Acquisition of fixed assets                               (890)          (234)
                                                          ------         ------
         Net cash used in investing activities              (890)        (4,197)
                                                          ------         ------
Cash flow from financing activities:
  Payment of debt acquired in the DX Group
    acquisition                                               --           (288)
  Proceeds from exercise of stock options and
    warrants                                                 201            275
                                                          ------         ------
         Net cash provided by (used in) financing
          activities                                         201            (13)
                                                          ------         ------
Net increase (decrease) in cash and short-term
  investments                                              2,485         (4,963)
Cash and short-term investments at beginning of
  quarter                                                 31,650         35,084
                                                          ------         ------
Cash and short-term investments at end of quarter        $34,135        $30,121
                                                         =======        =======

Supplemental disclosure of cash flow information:
  Issuance of note payable in acquisition of the
    DX Group                                             $    --        $   800
  Cash paid for income taxes                             $    --        $   653

-------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ADVENT SOFTWARE, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

    The  condensed  consolidated  financial  statements  include the accounts of
Advent  Software,   Inc.  (Advent)  and  its  wholly  owned  subsidiaries.   All
significant intercompany balances and transactions have been eliminated.

    The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. Management recommends that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in Advent's 1996 Report on Form 10-K filed with the SEC.

    In management's opinion, the condensed consolidated financial statements include all adjustments necessary to present fairly the financial position and results of operations for each interim period shown.

2.    Recent Accounting Pronouncements

    During February 1997, the Financial Accounting Standards Board issues Statement No. 128, "Earnings Per Share", (SFAS 128) which specifies the computation, presentation and disclosure requirements for net income per share. SFAS 128 will become effective for Advent's 1997 fiscal year end. Advent's management does not expect the adoption of SFAS 128 to have a material impact on Advent's financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

ACQUISITIONS

     In February, 1996, Advent acquired Data Exchange, Inc. (the DX Group), a private company based in New York, for $4.0 million in cash and an $800,000 note payable. This note payable was paid during the third quarter of 1996 and did not bear interest. The transaction was accounted for as a purchase. Advent incurred a one-time charge of $5.6 million in connection with the write-off of in-process research and development. This expense was recorded in purchased research and development and other expenses. As a result of this expense, there was a net loss per share of ($0.74) for the first quarter of 1996. Excluding this write-off net income per share would have been $0.07.

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

RESULTS OF OPERATIONS

    NET REVENUES. Advent's net revenues for the first quarter of 1997 increased 37% to $9.6 million, as compared with net revenues of $7.0 million for the first quarter of 1996, reflecting increases in each component of net revenues. License revenue for the first quarter of 1997 increased 55% to $4.0 million as compared with license revenue of $2.6 million for the first quarter of 1996, due primarily to higher revenues derived from licensing of Qube, Moxy and Geneva. In addition, Advent Partner contributed license revenues in first quarter of 1997. As discussed above, Advent Partner was introduced as a result of the acquisition of Bold Software and, therefore, there was no comparable revenue in first quarter of 1996. Maintenance and other recurring revenue for the first quarter of 1997 increased 31% to $4.2 million, as compared with maintenance and other recurring revenue of $3.2 million for the first quarter of 1996, due primarily to a larger customer base and higher average maintenance fees. Higher average maintenance fees are due to increased complexity of the maintenance services provided and increased client utilization of proprietary interfaces to access pricing and other data supplied by third parties through Advent's proprietary interfaces. Professional services and other revenue for the first quarter of 1997 increased 14% to $1.4 million, as compared with professional services and other revenue of $1.2 million for the first quarter of 1996, due primarily to higher product sales activity.

    COST OF REVENUES. Advent's cost of revenues for the first quarter of 1997 increased 44% to $1.9 million, as compared with cost of revenues of $1.3 million for the first quarter of 1996. Cost of revenues as a percentage of net revenues was relatively stable at 20% for the first quarter of 1997 as compared with 19% in the first quarter of 1996.

    SALES AND MARKETING. Advent's sales and marketing expenses for the first quarter of 1997 increased 23% to $3.3 million, as compared with sales and marketing expenses of $2.7 million for the first quarter of 1996. Sales and marketing expenses as a percentage of net revenues decreased to 34% in the first quarter of 1997 from 38% in the first quarter of 1996. The increase in expenses was due primarily to an increase in sales and marketing personnel. The decrease in sales and marketing expenses as a percentage of net revenues was due primarily to the ability of Advent's sales and marketing organization to support an increased revenue base that was in part due to an increase in multiple-product license sales represented in that revenue base. In addition, the decrease was also due to an increase in maintenance and other recurring revenues which did not have significant associated sales and marketing expenses.

    PRODUCT DEVELOPMENT. Advent's product development expenses for the first quarter of 1997 increased 51% to $2.1 million, as compared with product development expenses of $1.4 million for the first quarter of 1996. Product development expenses as a percentage of net revenues increased to 22% in the first quarter of 1997 from 20% in the first quarter of 1996. These increases were primarily due to an increase in personnel as Advent has increased its product development efforts to accelerate the rate of new product introductions.

    GENERAL AND ADMINISTRATIVE. Advent's general and administrative expenses for the first quarter of 1997 increased 9% to $1.1 million, as compared with general and administrative expenses of $1.0 million for the first quarter of 1996. General and administrative expenses as a percentage of net revenues decreased to 11% for the first quarter of 1997 as compared with 14% in the first quarter of 1996. The relatively small increase in general and administrative expenses and the decrease in these expenses as a percentage of net revenues reflect the ability of Advent's administrative support organization to support an increased revenue base.

    PURCHASED RESEARCH AND DEVELOPMENT AND OTHER. On February 15, 1996, Advent acquired Data Exchange, Inc. (the DX Group), a private company based in New York, for $4.0 million in cash and an $800,000 note payable. In the first quarter of 1996, Advent incurred a one-time charge of $5.6 million in connection with the write-off of in-process research and development due to the acquisition of the DX Group. There was no comparable charge in the first quarter of 1997.

    INTEREST INCOME, NET. Advent's interest income, net for the first quarter of 1997 decreased 19% to $265,000, as compared with interest income, net of $326,000 for the first quarter of 1996. This decrease was due to a smaller cash balance that resulted from the acquisition of the DX Group in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and short-term investments totaled $34.1 million at March 31, 1997 as compared to $31.7 million at December 31, 1996. The increase in cash and short-term investments was primarily due cash provided by operating activities.

    Advent believes that its existing cash and short-term investments and cash expected to be generated from operations will be sufficient to meet its cash and capital requirements at least through fiscal 1997.

FORWARD-LOOKING STATEMENTS

    The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains trend analysis and other forward-looking statements that are based on current expectations and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties which are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in the forward-looking statements as a result of the factors summarized below and other risks detailed from time to time in reports filed with the Securities and Exchange Commission, including Advent's 1996 Annual Report to Stockholders, incorporated by reference in Advent's 1996 Form 10-K Report. Additionally, the financial statements for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year.

     Advent operates in a rapidly changing environment that involves a number of risks, some of which are beyond Advent's control. These risks include the potential for period to period fluctuations in operating results and the dependence on the successful development and market acceptance of new products and product enhancements on a timely, cost effective basis, as well as the stability of financial markets, maintenance of Advent's relationship with Interactive Data and price and product/performance competition. In particular, Advent's net revenues and operating results have varied substantially from period-to-period on a quarterly basis and may continue to fluctuate due to a number of factors. Advent's software products typically are shipped shortly after receipt of a signed license agreement and initial payment and, consequently, software backlog at the beginning of any quarter typically represents only a small portion of that quarter's expected revenues. In addition, as Advent's licenses into multi-user networked  environments  have increased both in individual size and number, the timing and size of individual license transactions are becoming increasingly important factors in Advent's quarterly operating results. The sales cycles for these transactions are often lengthy and unpredictable, and the ability to close large license transactions on a timely basis or at all could cause additional variability in Advent's quarterly operating results. Advent's future success will continue to depend upon its ability to develop new products, such as Moxy, Qube, and Geneva, that address the future needs of its target markets and to respond to emerging industry standards and practices. Advent is directing a significant amount of its product development efforts on the on-going development of Geneva. The failure to successfully develop and achieve widespread market acceptance of a fully commercial version of Geneva on a timely basis would adversely affect Advent's business and operating results.


                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

    None.

Item 2. Changes in Securities

    None.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

Item 5. Other Information

    None.

Item 6. Exhibits And Reports On Form 8-K

    (a) Exhibits

          11.1      Statement Regarding Computation of Net Income (Loss) Per
                      Share
          27        Financial Data Schedule


    (b) Reports on Form 8-K

         None.

                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          ADVENT SOFTWARE, INC.

Dated:  May 12, 1997                      By: /s/    STEPHANIE G. DIMARCO
                                              ----------------------------
                                                  Stephanie G. DiMarco
                                               Chairman of the Board and
                                                 Chief Executive Officer



Dated:  May 12, 1997                       By: /s/    IRV H. LICHTENWALD
                                               --------------------------
                                                    Irv H. Lichtenwald
                                              Senior Vice President of Finance,
                                                   Chief Financial Officer
                                                        and Secretary

                                                                    EXHIBIT 11.1

                              ADVENT SOFTWARE, INC

         STATEMENT REGARDING COMPUTATION OF NET INCOME (LOSS) PER SHARE
                  (amounts in thousands, except per share data)



                                                        Quarter Ended March 31,
                                                          1997             1996
                                                        ------           ------

    Primary and Fully Diluted:
    Weighted average common shares outstanding
     for the period................................      7,396            6,914
    Common equivalent shares:
      Options and warrants.......................          616               --
                                                        ------           ------
    Shares used in per share calculations........        8,012            6,914
                                                        ------           ------
    Net income (loss)............................      $   851          $(5,102)
                                                       =======         ========
    Net income (loss) per share..................      $  0.11          $ (0.74)
                                                       =======         ========