Form 10-Q
period 1997-06-30
ADVENT SOFTWARE INC /DE/
filed 1997-08-08
CIK 1002225

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]Quarterly report under Section 13 or 15(d) of the Securities  Exchange Act of
     1934 for the quarterly period ended June 30, 1997

                                       or

[ ]Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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



    Check  whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes[x] No

    The number of shares of the issuer's Common Stock outstanding as of July 31, 1997 was 7,521,505.

                                      INDEX



PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements

          Condensed Consolidated Balance Sheets                       3

          Condensed Consolidated Statements of Operations             4

          Condensed Consolidated Statements of Cash Flows             5

          Notes to the Condensed Consolidated Financial Statements    6



     Item 2.  Management's  Discussion  and Analysis of Financial
               Condition and Result of Operations                     7





PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                        9

     Item 2. Changes in Securities                                    9

     Item 3. Defaults Upon Senior Securities                          10

     Item 4. Submission of Matters to a Vote of Security Holders      10

     Item 5. Other Information                                        10

     Item 6. Exhibits and Reports on Form 8-K                         10

     Signatures                                                       11

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

                              ADVENT SOFTWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           JUNE 30,      DEC 31,
                                                               1997        1996
-------------------------------------------------------------------------------
(in thousands)                                           (unaudited)

                                     ASSETS
Current assets:
   Cash and short-term investments                           $33,567     $31,650
   Accounts receivable, net                                   10,172       8,499
   Prepaid expenses and other                                  1,531         592
   Deferred income taxes                                       1,287       1,064
                                                             -------     -------
      Total current assets                                    46,557      41,805
                                                             -------     -------
Fixed assets, net                                              4,647       3,862
Other assets, net                                                802       1,024
                                                             -------     -------
      Total assets                                           $52,006     $46,691
                                                             =======     =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                          $   464     $   646
   Accrued liabilities                                         2,572       2,627
   Deferred revenues                                           5,910       5,071
   Income taxes payable                                        1,546         686
                                                             -------     -------
      Total current liabilities                               10,492       9,030
                                                             -------     -------
Long-term liabilities:
   Other liabilities                                             550         599
                                                             -------     -------
      Total liabilities                                       11,042       9,629
                                                             -------     -------
Stockholders' equity:
   Common stock                                                   80          73
   Additional paid-in-capital                                 36,582      35,061
   Retained earnings                                           4,302       1,928
                                                             -------     -------
      Total stockholders' equity                              40,964      37,062
                                                             -------     -------
      Total liabilities and stockholders' equity             $52,006     $46,691
                                                             =======     =======
-------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ADVENT SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATION


                                       Three Months Ended      Six Months Ended
                                             June 30,              June 30,
                                             --------              --------
                                          1997       1996       1997       1996
--------------------------------------------------------------------------------
(in thousands, except per share data)       (unaudited)           (unaudited)

Revenues:
 License                              $  5,482   $  4,153   $  9,484   $  6,741
 Maintenance and other recurring         4,419      3,565      8,614      6,766
 Professional services and other         1,798      1,304      3,155      2,490
                                      --------   --------   --------   --------
  Net revenues                          11,699      9,022     21,253     15,997
                                      --------   --------   --------   --------
Cost of revenues:
 License                                   124        148        276        252
 Maintenance and other recurring         1,143        989      2,110      1,693
 Professional services and other         1,021        636      1,840      1,174
                                      --------   --------   --------   --------
  Total cost of revenues                 2,288      1,773      4,226      3,119
                                      --------   --------   --------   --------
    Gross margin                         9,411      7,249     17,027     12,878
                                      --------   --------   --------   --------
Operating expenses:
 Sales and marketing                     3,783      3,215      7,068      5,881
 Product development                     2,223      1,646      4,344      3,049
 General and administrative              1,236      1,012      2,325      2,011
 Purchased research and
    development and other                   --         --         --      5,648
                                      --------   --------   --------   --------
  Total operating expenses               7,242      5,873     13,737     16,589
                                      --------   --------   --------   --------
    Income (loss) from operations        2,169      1,376      3,290     (3,711)
Interest income, net                       307        277        572        603
                                      --------   --------   --------   --------
    Income (loss) before
      income taxes                       2,476      1,653      3,862     (3,108)
Provision for income taxes                 954        638      1,488        979
                                      --------   --------   --------   --------
    Net income (loss)                 $  1,522   $  1,015   $  2,374   $ (4,087)
                                      ========   ========   ========   ========
      Net income (loss) per share     $   0.19   $   0.13   $   0.30   $  (0.59)
                                      ========   ========   ========   ========
Shares used in per share
  calculations                           8,006      7,835      8,009      6,949
                                      ========   ========   ========   ========


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ADVENT SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                    Six Months Ended June 30,
                                                -------------------------------
                                                         1997              1996
-------------------------------------------------------------------------------
(in thousands)                                                (unaudited)

Cash flows from operating activities:
   Net income (loss)                                     $  2,374      $ (4,087)
   Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Purchased research and development and other             --         5,648
      Depreciation and amortization                           906           694
      Provision for doubtful accounts                         (53)          (50)
      Deferred income taxes                                  (196)          164
      Deferred rent                                           (50)          (27)
      Cash provided by (used in) operating assets
      and liabilities:
        Accounts receivable                                (1,882)       (1,029)
        Prepaid and other current assets                     (670)         (129)
        Accounts payable                                     (182)         (893)
        Accrued liabilities                                   (54)         (413)
        Deferred revenues                                     839           105
        Income taxes payable                                1,422           (34)
                                                         --------      --------
           Net cash provided by (used in)
             operating activities                           2,454           (51)
                                                         --------      --------
Cash flow from investing activities:
   Net cash used in acquisition of the DX Group                --        (3,963)
   Acquisition of fixed assets                             (1,576)         (692)
                                                          --------      --------
           Net cash used in investing
            activities                                     (1,576)       (4,655)
                                                         --------      --------
Cash flow from financing activities:
   Payment of debt assumed in the DX Group
     acquisition                                               --          (288)
   Proceeds from issuance of common stock                     427           512
   Proceeds from exercise of stock options
     and warrants                                             612           233
                                                         --------      --------
           Net cash provided by (used in)
             financing activities                           1,039           457
                                                         --------      --------
Net increase (decrease) in cash and
  short-term investments                                    1,917        (4,249)
Cash and short-term investments at
  beginning of quarter                                     31,650        35,084
                                                         --------      --------
Cash and short-term investments at
  end of quarter                                         $ 33,567      $ 30,835
                                                         ========      ========

Supplemental disclosure of cash flow information:
   Issuance of note payable in acquisition
     of the DX Group                                     $   --        $    800
   Cash paid for income taxes                            $   --        $    849

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

2.    Recent Accounting Pronouncements

    In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings Per Share", (SFAS 128) which specifies the computation, presentation and disclosure requirements for net income per share. SFAS 128 will become effective for Advent's 1997 fiscal year end. Advent's management does not expect the adoption of SFAS 128 to have a material impact on Advent's financial condition or results of operations.

    In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income", (SFAS 130) which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. It is effective for Advent's fiscal year 1998. Advent will be studying the implications of SFAS 130, but the impact of its implementation on Advent's financial statements has not yet been determined.

    In June 1997, the FASB issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information", (SFAS 131) which changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting (referred to as the "management" approach) and also requires interim reporting of segment information. It is effective for Advent's fiscal year 1998. Advent will be studying the implications of SFAS 131, but the impact of its implementation on Advent's financial statements has not yet been determined.

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

RESULTS OF OPERATIONS

    NET REVENUES. Advent's net revenues for the second quarter of 1997 increased 30% to $11.7 million, as compared with net revenues of $9.0 million for the second quarter of 1996, reflecting increases in each component of net revenues. Advent's net revenues for the six months ended June 30, 1997 increased 33% to $21.3 million, as compared with net revenues of $16.0 million for the six months ended June 30, 1996, reflecting increases in each component of net revenues. License revenue for the second quarter of 1997 increased 32% to $5.5 million as compared with license revenue of $4.2 million for the second quarter of 1996. License revenue for the six months ended June 30, 1997 increased 41% to $9.5 million as compared with license revenue of $6.7 million for the six months ended June 30, 1996. The increase in both periods were due primarily to higher revenues derived from licensing of Axys, Moxy, and Qube. Maintenance and other recurring revenue for the second quarter of 1997 increased 24% to $4.4 million, as compared with maintenance and other recurring revenue of $3.6 million for the second quarter of 1996. Maintenance and other recurring revenue for the six months ended June 30, 1997 increased 27% to $8.6 million, as compared with maintenance and other recurring revenue of $6.8 million for the six months ended June 30, 1996. The increases in both periods were due primarily to a larger customer base and higher average maintenance fees. Higher average maintenance fees are due to the increased complexity of maintenance services provided and increased client utilization of proprietary interfaces to access pricing and other data supplied by third parties through Advent's proprietary interfaces. Professional services and other revenue for the second quarter of 1997 increased 38% to $1.8 million, as compared with professional services and other revenue of $1.3 million for the second quarter of 1996. Professional services and other revenue for the six months ended June 30, 1997 increased 27% to $3.2 million, as compared with professional services and other revenue of $2.5 million for the six months ended June 30, 1996. The increases in both periods were due primarily to higher product sales activity and higher revenues from Advent's second quarter conference.

    COST OF REVENUES. Advent's cost of revenues for the second quarter of 1997 increased 29% to $2.3 million, as compared with cost of revenues of $1.8 million for the second quarter of 1996. Advent's cost of revenues for the six months ended June 30, 1997 increased 35% to $4.2 million, as compared with cost of revenues of $3.1 million for the six months ended June 30, 1996. Cost of revenues as a percentage of net revenues was relatively stable at 20% for the second quarter of 1997 and six months ended June 30, 1997 as compared with 20% for the second quarter of 1996 and 19% for the six months ended June 30, 1996. Cost of professional services and other revenue increased 61% to $1,021,000 for the second quarter of 1997, as compared with $636,000 for the second quarter of 1996 and increased 57% to $1.8 million for the six months ended June 30, 1997, as compared with $1.2 million for the six months ended June 30, 1996. Cost of professional services and other revenue as a percentage of professional services and other revenue increased to

58% in the second quarter of 1997 from 49% in the second quarter of 1996 and increased to 58% for the six months ended June 30, 1997 from 47% for the six months ended June 30, 1996. The increase in expenses in both periods was due primarily to increased staffing necessary to provide system integration, custom programming and conversion services to an expanding installed base. The increase in the cost of professional services and other revenues as a percentage of professional services and other revenues is due primarily to the increase in personnel dedicated to accelerating the conversion of existing clients to Axys Release 2.

    SALES AND MARKETING. Advent's sales and marketing expenses for the second quarter of 1997 increased 18% to $3.8 million, as compared with sales and marketing expenses of $3.2 million for the second quarter of 1996. Advent's sales and marketing expenses for the six months ended June 30, 1997 increased 20% to $7.1 million, as compared with sales and marketing expenses of $5.9 million for the six months ended June 30, 1996. Sales and marketing expenses as a percentage of net revenues decreased to 32% in the second quarter of 1997 from 36% in the second quarter of 1996. Sales and marketing expenses as a percentage of net revenues decreased to 33% for the six months ended June 30, 1997 from 37% for the six months ended June 30, 1996. The increase in expenses in both periods was due primarily to an increase in sales and marketing personnel. The decrease in sales and marketing expenses as a percentage of net revenues in both periods was due primarily to the ability of Advent's sales and marketing organization to support an increased revenue base. In addition, the decrease was also due to an increase in maintenance and other recurring revenues which did not have significant associated sales and marketing expenses.

    PRODUCT DEVELOPMENT. Advent's product development expenses for the second quarter of 1997 increased 35% to $2.2 million, as compared with product development expenses of $1.6 million for the second quarter of 1996. Advent's product development expenses for the six months ended June 30, 1997 increased 42% to $4.3 million, as compared with product development expenses of $3.0 million for the six months ended June 30, 1996. Product development expenses as a percentage of net revenues increased to 19% in the second quarter of 1997 from 18% in the second quarter of 1996. Product development expenses as a percentage of net revenues increased to 20% for the six months ended June 30, 1997 from 19% for the six months ended June 30, 1996. These increases were primarily due to an increase in personnel as Advent has increased its product development efforts to accelerate the rate of product enhancements and new product introductions.

    GENERAL AND ADMINISTRATIVE. Advent's general and administrative expenses for the second quarter of 1997 increased 22% to $1.2 million, as compared with general and administrative expenses of $1.0 million for the second quarter of 1996. Advent's general and administrative expenses for the six months ended June 30 1997, increased 16% to $2.3 million, as compared with general and administrative expenses of $2.0 million for the six months ended June 30, 1996. General and administrative expenses as a percentage of net revenues was unchanged at 11% for the second quarter of 1997 as compared with the second quarter of 1996. General and administrative expenses as a percentage of net revenues decreased to 11% for the six months ended June 30, 1997 as compared with 13% for the six months ended June 30, 1996. The increase in general and administrative expenses in both periods reflects higher expenses necessary to support Advent's growth.

    PURCHASED RESEARCH AND DEVELOPMENT AND OTHER. On February 15, 1996, Advent acquired Data Exchange, Inc. (the DX Group), a private company based in New York, for $4.0 million in cash and an $800,000 note payable. In the first quarter of 1996, Advent incurred a one-time charge of $5.6 million in connection with the write-off of in-process research and development due to the acquisition of the DX Group. There was no comparable charge in 1997.

    INTEREST INCOME, NET. Advent's interest income, net for the second quarter of 1997 increased 11% to $307,000, as compared with interest income, net of $277,000 for the second quarter of 1996. Advent's interest income, net for the six months ended June 30, 1997 decreased 5% to $572,000, as compared with interest income, net of $603,000 for the six months ended June 30, 1996. The increase in the second quarter 1997 as compared with the second quarter of 1996 was due to a higher cash and short-term investment balance. The decrease for the six month period was due to a smaller cash and short-term investment balance that resulted from the acquisition of the DX Group in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and short-term investments totaled $33.6 million at June 30, 1997 as compared to $31.7 million at December 31, 1996. The increase in cash and
short-term   investments  was  primarily  due  to  cash  provided  by  operating activities.

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

    None.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    At Advent's Annual Meeting of Stockholders held May 13, 1997, the following matters were voted upon by stockholders pursuant to proxies solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934:

    The following individuals were elected to the Board of Directors:

                                         VOTES             VOTES
                                           FOR          WITHHELD
                                           ---          --------

     Stephanie G. DiMarco             6,588,675            15,773
     Frank H. Robinson                6,491,434           113,014
     Wendell G. Van Auken             6,589,034            15,140

    The  following  proposals  were  approved  at  Advent's  Annual  Meeting  of
Stockholders:

                                                Votes         Votes
                                                  For       Against    Abstained
                                                  ---       -------    ---------
1.    Amendment of the Company's 1992
       Stock Plan, increasing the shares
       reserved for issuance by 600,000.    4,949,919       991,182      663,347

2.    Ratification of appointment
      of Coopers & Lybrand LLP as
      independent auditors for the
      1997 fiscal year.                     6,601,396         2,300          752


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



                                                           ADVENT SOFTWARE, INC.

Dated:  August 7, 1997                          By: /s/    STEPHANIE G. DIMARCO
                                                   ----------------------------
                                                       Stephanie G. DiMarco
                                                     CHAIRMAN OF THE BOARD AND
                                                       CHIEF EXECUTIVE OFFICER



Dated:  August 7, 1997                           By: /s/    IRV H. LICHTENWALD
                                                     --------------------------
                                                        Irv H. Lichtenwald
                                               SENIOR VICE PRESIDENT OF FINANCE,
                                                     CHIEF FINANCIAL OFFICER
                                                           AND SECRETARY

                                                                 EXHIBIT 11.1

                              ADVENT SOFTWARE, INC

         STATEMENT REGARDING COMPUTATION OF NET INCOME (LOSS) PER SHARE
                 (amounts in thousands, except per share data)



                                           Quarter Ended       Six Month Period
                                              June 30,          Ended June 30,
                                         ---------------       ----------------
                                          1997       1996       1997       1996
                                          ----       ----       ----       ----

Primary and Fully Diluted:
  Weighted average common shares
   outstanding for the period             7,479     6,973       7,438     6,949

  Common equivalent shares:
     Options and warrants                   527       862         571        --
                                        -------   -------     -------   -------
  Shares used in per share
      calculations                        8,006     7,835       8,009     6,949
                                        -------   -------     -------   -------

  Net income (loss)                     $ 1,522   $ 1,015     $ 2,374   $(4,087)
                                        =======   =======     =======    =======
  Net income (loss) per share           $  0.19   $  0.13     $  0.30   $ (0.59)
                                        =======   =======     =======    =======