Form 10-Q
period 1997-09-30
ADVENT SOFTWARE INC /DE/
filed 1997-11-13
CIK 1002225

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended September 30, 1997

                                       or

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

    The number of shares of the issuer's Common Stock outstanding as of October 31, 1997 was 7,558,509.

                                      INDEX



PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets                                 3

         Condensed Consolidated Statements of Operations                       4

         Condensed Consolidated Statements of Cash Flows                       5

         Notes to the Condensed Consolidated Financial Statements              6



     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                        7


PART II. OTHER INFORMATION

     Item 1.        Legal Proceedings                                         10

     Item 2.        Changes in Securities                                     10

     Item 3.        Defaults Upon Senior Securities                           10

     Item 4.        Submission of Matters to a Vote of Security Holders       10

     Item 5.        Other Information                                         10

     Item 6.        Exhibits and Reports on Form 8-K                          10

     Signatures                                                               11

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

                              ADVENT SOFTWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       SEP 30,         DEC 31,
                                                          1997            1996
-------------------------------------------------------------------------------
(in thousands)                                    (unaudited)

                            ASSETS
Current assets:
   Cash and short-term investments                  $   35,298      $   31,650
   Accounts receivable, net                             11,381           8,499
   Prepaid expenses and other                            1,241             592
   Deferred income taxes                                 1,287           1,064
                                                  -------------   -------------
      Total current assets                              49,207          41,805
                                                  -------------   -------------
Fixed assets, net                                        5,671           3,862
Other assets, net                                          803           1,024
                                                  =============   =============
      Total assets                                  $   55,681      $   46,691
                                                  =============   =============
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                 $      801      $      646
   Accrued liabilities                                   2,918           2,627
   Deferred revenues                                     6,251           5,071
   Income taxes payable                                  1,903             686
                                                  -------------   -------------
      Total current liabilities                         11,873           9,030
                                                  -------------   -------------
Long-term liabilities:
   Other liabilities                                       516             599
                                                  -------------   -------------
      Total liabilities                                 12,389           9,629
                                                  -------------   -------------
Stockholders' equity:
   Common stock                                             81              73
   Additional paid-in-capital                           36,904          35,061
   Retained earnings                                     6,307           1,928
                                                  -------------   -------------
      Total stockholders' equity                        43,292          37,062
                                                  -------------   -------------
      Total liabilities and stockholders' equity    $   55,681      $   46,691
                                                  =============   =============

-------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ADVENT SOFTWARE, INC.



                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Three Months Ended                Nine Months Ended
                                                               September 30,                      September 30,
                                                     ---------------------------          --------------------------
                                                            1997           1996                1997            1996
--------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                           (unaudited)                          (unaudited)

Revenues:
   License and other                                  $    6,743     $    4,941          $   16,226     $    11,682
   Maintenance and other recurring                         4,633          3,798              13,247          10,564
   Professional services and other                         1,582          1,407               4,737           3,897
                                                     ------------   ------------         -----------    ------------
      Net revenues                                        12,958         10,146              34,210          26,143
                                                     ------------   ------------         -----------    ------------
Cost of revenues:
   License                                                   143            123                 419             375
   Maintenance and other recurring                         1,351          1,069               3,461           2,762
   Professional services and other                           782            723               2,622           1,897
                                                     ------------   ------------         -----------    ------------
      Total cost of revenues                               2,276          1,915               6,502           5,034
                                                     ------------   ------------         -----------    ------------
        Gross margin                                      10,682          8,231              27,708          21,109
                                                     ------------   ------------         -----------    ------------
Operating expenses:
   Sales and marketing                                     4,016          3,322              11,084           9,203
   Product development                                     2,463          1,841               6,807           4,890
   General and administrative                              1,386          1,148               3,710           3,159
   Purchased research and development and other                -              -                   -           5,648
                                                     ------------   ------------         -----------    ------------
      Total operating expenses                             7,865          6,311              21,601          22,900
                                                     ------------   ------------         -----------    ------------
        Income (loss) from operations                      2,817          1,920               6,107          (1,791)
   Interest income, net                                      323            280                 894             883
                                                     ------------   ------------         -----------    ------------
        Income (loss) before income taxes                  3,140          2,200               7,001            (908)
   Provision for income taxes                              1,133            851               2,621           1,830
                                                     ------------   ------------         -----------    ------------
       Net income (loss)                              $    2,007     $    1,349          $    4,380      $   (2,738)
                                                     ============   ============         ===========    ============
        Net income (loss) per share                   $     0.25     $     0.17          $     0.55      $    (0.39)
                                                     ============   ============         ===========    ============
Shares used in per share calculations                      8,043          7,887               8,020           7,008
                                                     ============   ============         ===========    ============


--------------------------------------------------------------------------------------------------------------------
The  accompanying  notes are an integral  part of these  condensed  consolidated financial statements.


                                  ADVENT SOFTWARE, INC.

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                          Nine Months Ended September 30,
                                                          --------------------------------
                                                                      1997         1996
------------------------------------------------------------------------------------------
(in thousands)                                                      (unaudited)

Cash flows from operating activities:
   Net income (loss)                                                 $  4,380    $ (2,738)
   Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
      Purchased research and development and other                       --         5,648
      Depreciation and amortization                                     1,364       1,104
      Provision for doubtful accounts                                      47         (54)
      Deferred income taxes                                              (196)        285
      Deferred rent                                                       (76)        144
      Cash provided by (used in) operating assets and liabilities:
        Accounts receivable                                            (3,117)     (2,306)
        Prepaid and other current assets                                 (454)        (78)
        Accounts payable                                                  155        (811)
        Accrued liabilities                                               283          43
        Deferred revenues                                               1,180        (905)
        Income taxes payable                                            1,779         685
                                                                     --------    --------
           Net cash provided by operating activities                    5,345       1,017
                                                                     --------    --------
Cash flow from investing activities:
   Net cash used in acquisition of the DX Group                          --        (3,963)
   Acquisition of fixed assets                                         (3,058)     (1,141)
                                                                     --------    --------
           Net cash used in investing activities                       (3,058)     (5,104)
                                                                     --------    --------
Cash flow from financing activities:
   Payment of debt assumed in the DX Group acquisition                   --          (288)
   Proceeds from issuance of common stock                                 427         512
   Proceeds from exercise of stock options and warrants                   934         260
                                                                     --------    --------
           Net cash provided by financing activities                    1,361         484
                                                                     --------    --------
Net increase (decrease) in cash and short-term investments              3,648      (4,403)
Cash and short-term investments at beginning of year                   31,650      35,084
                                                                     --------    --------
Cash and short-term investments at end of quarter                    $ 35,298    $ 30,681
                                                                     ========    ========

Supplemental disclosure of cash flow information:
   Cash paid for income taxes                                        $  1,043    $    849


------------------------------------------------------------------------------------------
The  accompanying  notes are an integral  part of these  condensed  consolidated financial statements.


                              ADVENT SOFTWARE, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

    The  condensed  consolidated  financial  statements  include the accounts of
Advent  Software,   Inc.  (Advent)  and  its  wholly  owned  subsidiaries.   All
significant intercompany balances and transactions have been eliminated.

    The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. Management recommends that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in Advent's 1996 Report on Form 10-K filed with the SEC. Interim results are not necessarily indicative of the results to be expected for the full year.

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

    In October 1997, the AICPA issued a Statement of Position (SOP) on Software Revenue Recognition which supersedes SOP 91-1. The SOP is effective for all fiscal years beginning after December 15, 1997 and will be effective for Advent's December 31, 1998 fiscal year end.

    Advent will be studying the implications of these standards and has not yet determined the impact of their implementation on Advent's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Acquisitions

In February, 1996, Advent acquired Data Exchange, Inc. (the DX Group), a private company based in New York, for $4.0 million in cash and an $800,000 note payable. This note payable was paid during the third quarter of 1996 and did not bear interest. The transaction was accounted for as a purchase. Advent incurred a one-time charge of $5.6 million in connection with the write-off of in-process research and development. This expense was recorded in purchased research and development and other expenses. As a result of this expense, there was a net loss per share of ($0.39) for the nine months ended September 30, 1996. Excluding this write-off net income per share would have been $0.37.

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

Results of Operations

    Net Revenues. Advent's net revenues for the third quarter of 1997 increased 28% to $13.0 million, as compared with net revenues of $10.1 million for the third quarter of 1996, reflecting increases in each component of net revenues. Advent's net revenues for the nine months ended September 30, 1997 increased 31% to $34.2 million, as compared with net revenues of $26.1 million for the nine months ended September 30, 1996, reflecting increases in each component of net revenues. License revenue for the third quarter of 1997 increased 36% to $6.7 million as compared with license revenue of $4.9 million for the third quarter of 1996. License revenue for the nine months ended September 30, 1997 increased 39% to $16.2 million as compared with license revenue of $11.7 million for the nine months ended September 30, 1996. The increase in license revenue was due to continued demand for Advent's suite of products. Maintenance and other recurring revenue for the third quarter of 1997 increased 22% to $4.6 million, as compared with maintenance and other recurring revenue of $3.8 million for the third quarter of 1996. Maintenance and other recurring revenue for the nine months ended September 30, 1997 increased 25% to $13.2 million, as compared with maintenance and other recurring revenue of $10.6 million for the nine months ended September 30, 1996. The increases in both periods were due primarily to a larger customer base and higher average maintenance fees. Higher average maintenance fees are due to the increased complexity of maintenance services provided and increased client use of proprietary interfaces to access pricing and other data supplied by third parties. Professional services and other revenue for the third quarter of 1997 increased 12% to $1.6 million, as compared with professional services and other revenue of $1.4 million for the third quarter of 1996. Professional services and other revenue for the nine months ended September 30, 1997 increased 22% to $4.7 million, as compared with professional services and other revenue of $3.9 million for the nine months ended September 30, 1996. The increases in both periods were due primarily to higher product sales activity. The lower percentage increase for the third quarter of 1997 as compared with the increase for the nine months ended September 30, 1997 was due primarily to revenues generated from Advent's fall conference which in 1996 was held in the third quarter. In 1997, Advent's fall conference will be held in the fourth quarter.

    Cost of Revenues. Advent's cost of revenues for the third quarter of 1997 increased 19% to $2.3 million, as compared with cost of revenues of $1.9 million for the third quarter of 1996. Advent's cost of revenues for the nine months ended September 30, 1997 increased 29% to $6.5 million, as compared with cost of revenues of $5.0 million for the nine months ended September 30, 1996. Cost of revenues as a percentage of net revenues was relatively stable at 18% for the third quarter of 1997 and 19% for the nine months ended September 30, 1997 as compared with 19% for the third quarter of 1996 and for the nine months ended September 30, 1996. Cost of professional services and other revenue increased 8% to $782,000 for the third quarter of 1997, as compared with $723,000 for the third quarter of 1996 and increased 38% to $2.6 million for the nine months ended September 30, 1997, as compared with $1.9 million for the nine months ended September 30, 1996. Cost of professional services and other revenue as a percentage of professional services and other revenue decreased to 49% in the third quarter of 1997 from 51% in the third quarter of 1996 and increased to 55% for the nine months ended September 30, 1997 from 49% for the nine months ended September 30, 1996. The increase in expenses in both periods was due primarily to increased staffing necessary to provide system integration, custom programming and conversion services to an expanding installed base. The decrease in the cost of professional services and other revenues as a percentage of professional services and other revenues for the third quarter of 1997 as compared with the third quarter of 1996 was due primarily to Advent's fall conference which in 1996 was held in the third quarter. In 1997, Advent's fall conference will be held in the fourth quarter. The increase in the cost of professional services and other revenues as a percentage of professional services and other revenues for the nine month period is due primarily to the increase in personnel dedicated to accelerating the conversion of existing clients to Axys Release 2.

    Sales and Marketing. Advent's sales and marketing expenses for the third quarter of 1997 increased 21% to $4.0 million, as compared with sales and marketing expenses of $3.3 million for the third quarter of 1996. Advent's sales and marketing expenses for the nine months ended September 30, 1997 increased 20% to $11.1 million, as compared with sales and marketing expenses of $9.2 million for the nine months ended September 30, 1996. Sales and marketing expenses as a percentage of net revenues decreased to 31% in the third quarter of 1997 from 33% in the third quarter of 1996. Sales and marketing expenses as a percentage of net revenues decreased to 32% for the nine months ended September 30, 1997 from 35% for the nine months ended September 30, 1996. The increase in expenses in both periods was due primarily to an increase in sales and marketing personnel. The decrease in sales and marketing expenses as a percentage of net revenues in both periods was due primarily to the ability of Advent's sales and marketing organization to support an increased revenue base. In addition, the decrease was also due to increased contribution of maintenance and other recurring revenues to net revenues which did not have significant associated sales and marketing expenses.

    Product Development. Advent's product development expenses for the third quarter of 1997 increased 34% to $2.5 million, as compared with product development expenses of $1.8 million for the third quarter of 1996. Advent's product development expenses for the nine months ended September 30, 1997 increased 39% to $6.8 million, as compared with product development expenses of $4.9 million for the nine months ended September 30, 1996. Product development expenses as a percentage of net revenues increased to 19% in the third quarter of 1997 from 18% in the third quarter of 1996. Product development expenses as a percentage of net revenues increased to 20% for the nine months ended September 30, 1997 from 19% for the nine months ended September 30, 1996. These increases were primarily due to an increase in personnel as Advent has increased its product development efforts to accelerate the rate of product enhancements and new product introductions.

    General and Administrative. Advent's general and administrative expenses for the third quarter of 1997 increased 21% to $1.4 million, as compared with general and administrative expenses of $1.1 million for the third quarter of 1996. Advent's general and administrative expenses for the nine months ended September 30 1997, increased 17% to $3.7 million, as compared with general and administrative expenses of $3.2 million for the nine months ended September 30, 1996. General and administrative expenses as a percentage of net revenues was unchanged at 11% for the third quarter of 1997 as compared with the third quarter of 1996. General and administrative expenses as a percentage of net revenues decreased to 11% for the nine months ended September 30, 1997 as compared with 12% for the nine months ended September 30, 1996. The increase in general and administrative expenses in both periods reflects higher expenses necessary to support Advent's growth.

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

    Interest Income, Net. Advent's interest income, net for the third quarter of 1997 increased 15% to $323,000, as compared with interest income, net of $280,000 for the third quarter of 1996. Advent's interest income, net for the nine months ended September 30, 1997 increased 1% to $894,000, as compared with interest income, net of $883,000 for the nine months ended September 30, 1996. The increase in the third quarter 1997 as compared with the third quarter of 1996 was due to a higher cash and short-term investment balance. The smaller increase for the nine month period was due to the decrease in cash and short-term investment balance that resulted from the acquisition of the DX Group in the first quarter of 1996.

    Provision for Income Taxes. For the nine months ended September 30, 1997, Advent recorded a tax provision of 37.4% in anticipation of its expected tax rate for the entire fiscal year. This is lower than its previous estimate of its effective tax rate for fiscal 1997 due to the reinstatement of certain research and development credits in the recently enacted tax law changes. The company had an effective tax rate of 162.6% for fiscal 1996 due to nondeductible expenses arising from the acquisition of the DX Group in the first quarter of 1996.

Liquidity and Capital Resources

    Cash and short-term investments totaled $35.3 million at September 30, 1997 as compared to $31.7 million at December 31, 1996. The increase in cash and short-term investments was primarily due to cash provided by operating activities.

    Advent believes that its existing cash and short-term investments and cash expected to be generated from operations will be sufficient to meet its cash and capital requirements at least through fiscal 1998.

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

    Advent operates in a rapidly changing environment that involves a number of risks, some of which are beyond Advent's control. These risks include the potential for period to period fluctuations in operating results and the dependence on the successful development and market acceptance of new products and product enhancements on a timely, cost effective basis, as well as the stability of financial markets, maintenance of Advent's relationship with Interactive Data and price and product/performance competition. In particular, Advent's net revenues and operating results have varied substantially from period-to-period on a quarterly basis and may continue to fluctuate due to a number of factors. Advent's software products typically are shipped shortly after receipt of a signed license agreement and initial payment and, consequently, software backlog at the beginning of any quarter typically represents only a small portion of that quarter's expected revenues. In addition, as Advent's licenses into multi-user networked environments have increased both in individual size and number, the timing and size of individual license transactions are becoming increasingly important factors in Advent's quarterly operating results. The sales cycles for these transactions are often lengthy and unpredictable, and the ability to close large license transactions on a timely basis or at all could cause additional variability in Advent's quarterly operating results. Advent's future success will continue to depend upon its ability to develop new products, such as Moxy, Qube, and Geneva, that address the future needs of its target markets and to respond to emerging industry standards and practices. Advent is directing a significant amount of its product development efforts on the on-going development of Geneva. The failure to achieve widespread market acceptance of a fully commercial version of Geneva on a timely basis would adversely affect Advent's business and operating results.


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



                                                        ADVENT SOFTWARE, INC.

Dated:  November 12, 1997                        By: /s/    STEPHANIE G. DIMARCO
                                                    ----------------------------
                                                         Stephanie G. DiMarco
                                                       Chairman of the Board and
                                                        Chief Executive Officer



Dated:  November 12, 1997                        By: /s/    IRV H. LICHTENWALD
                                                    --------------------------
                                                      Irv H. Lichtenwald
                                               Senior Vice President of Finance,
                                                    Chief Financial Officer
                                                         and Secretary

                                                                    EXHIBIT 11.1

                              ADVENT SOFTWARE, INC


         STATEMENT REGARDING COMPUTATION OF NET INCOME (LOSS) PER SHARE
                  (amounts in thousands, except per share data)



                                                                               Quarter Ended                Nine Month Period Ended
                                                                               September 30,                     September 30,
                                                                         -----------------------           -------------------------
                                                                          1997             1996              1997             1996
                                                                         -------          -------          -------          --------

Primary and Fully Diluted:
  Weighted average common shares
     outstanding for the period                                            7,541            7,127            7,466            7,008
  Common equivalent shares:
     Options and warrants                                                    502              760              554              --
                                                                         -------          -------          -------          -------
     Shares used in per share calculations                                 8,043            7,887            8,020            7,008
                                                                         -------          -------          -------          -------
     Net income (loss)                                                   $ 2,007          $ 1,349          $ 4,380          $(2,738)
                                                                         =======          =======          =======          =======
     Net income (loss) per share                                         $  0.25          $  0.17          $  0.55          $ (0.39)
                                                                         =======          =======          =======          =======