Form 10-K
period 1997-12-31
ADVENT SOFTWARE INC /DE/
filed 1998-03-30
CIK 1002225

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

                                       or

[ ]Transition report pursuant to Section 13 or 15(d) of the Securities  Exchange
   Act of 1934

                         Commission file number: 0-26994

                              ADVENT SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

                                    Delaware
                            (State of incorporation)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares of the registrant's Common Stock outstanding as of March 25, 1998 was 7,901,000. The aggregate market value of the registrant's Common Stock held by non-affiliates, based upon the closing price on March 27, 1998, as reported on the Nasdaq National Market System, was approximately $176.0 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following documents are incorporated by reference into Parts II and III of this Form 10-K: (1) 1997 Annual Report to Stockholders of the Registrant (Part II of this Form 10-K); and (2) Definitive Proxy Statement for the registrant's Annual Meeting of Stockholders to be held April 30, 1998 (Part III of this Form 10-K).

                                     PART I

Item 1. BUSINESS

Overview

    Advent Software, Inc. (Advent) is a leading provider of stand-alone and client/server software products, data interfaces and related services that automate and integrate certain mission-critical functions of investment management organizations. Advent's suite of complementary products for the front, middle and back office includes Axys(TM), Advent Partner(TM) and Geneva(R), Advent's portfolio accounting and management systems; Moxy(R), a trading and order management system; Qube(R), a client management system and Rex(TM), an automated transaction and position reconciliation system. These products address the need to facilitate the management of increasingly large and complex information and data flows both within investment management organizations and between such organizations and third parties, such as brokerage firms, clients, custodians, banks, pricing services and other data providers. Advent's products are designed to reduce client costs, improve the accuracy of client information, and generally enable clients to devote more time to improving the service they provide to their customers rather than focusing on operational details. Advent's strategy is to develop long-term client relationships and to maintain a high level of lifetime client satisfaction which Advent believes will result in additional recurring revenues from new product licenses, renewals of existing maintenance contracts and the introduction of new data products.

    Advent's clients include many of the world's leading investment management organizations. These organizations vary significantly in size, assets under management and the complexity of their investment environments. At present, Advent has licensed its products to over 4,500 institutions in 22 countries for use by more than 25,000 concurrent users.

    Advent was incorporated in 1983 in California and reincorporated in the State of Delaware in November 1995.

Industry Background

    The investment management business includes a range of organizations that manage investment portfolios, including investment advisors, brokerage firms, banks and hedge funds. In addition, corporations, public funds, foundations, universities and non-profit organizations manage investment portfolios and perform similar portfolio management functions. Recently, the investment management industry has experienced significant growth which, in combination with other factors, has led to increasing demand for software products that automate, simplify and integrate functions within investment management organizations. This increasing demand is driven by several industry dynamics. Financial assets under management have increased substantially during the last decade. As the value of total financial assets under management has increased, there has been a substantial increase in the number of investment management organizations and a steady introduction of increasingly sophisticated financial instruments. As a result, investment managers are faced with increasingly complicated portfolio accounting and management requirements. Investment management organizations are subject to extensive and evolving industry standards and government regulations. These dynamics have increased the volume and complexity of information and data flows within investment management organizations and between such organizations and third parties, such as brokerage firms, clients, custodians, banks, pricing services and other data providers. Consequently, investment management organizations require more sophisticated and integrated software products for their front, middle and back offices. In order to operate efficiently within this environment, investment management organizations must automate and integrate their mission-critical and labor-intensive functions, including (i) investment decision support and client relationship management, (ii) order management and trading and (iii) portfolio accounting, performance measurement, report generation and compliance. Investment management organizations historically have relied on internally developed systems, timesharing services or simple spreadsheet-based systems to manage information flows. Due to inherent limitations in each of these types of systems, investment management organizations are demanding highly functional, easy-to-use, scalable, cost-effective and flexible software applications that automate and integrate their mission-critical business functions.

Software Products

    Advent offers a suite of stand-alone and client/server software products that automate and integrate work and data flows across the front, middle and back offices within the investment management organization, as well as the information flows between the investment management organization and external parties. Advent's products are intended to reduce client costs, improve the accuracy of client information and generally enable clients to improve the service they provide to their customers rather than focusing on operational details. Each software product is focused on certain mission-critical functions of the front, middle or back offices of investment management organizations. Individual products are tailored to meet the needs of a particular market segment, as determined by size, assets under management and complexity of the investment environment. In addition, Advent believes its products are well suited for the investment management functions of corporations, public funds, foundations, universities and non-profit organizations.




                              [Chart Appears Here]




Portfolio Accounting and Management

    Advent offers three portfolio accounting and management systems, Axys, Advent Partner and Geneva, each targeted at a different segment of the investment management industry.

    Axys, Advent's core product, introduced in 1993, is a highly functional portfolio accounting and management system targeted towards investment management organizations of all sizes. Axys provides investment professionals with broad portfolio accounting functionality, timely decision support, sophisticated performance measurement and flexible reporting. Specifically, clients can record, account for and report on a variety of investment instruments, including equities, fixed income, mutual funds and cash. Axys users gain access on demand to portfolio holdings, asset allocation, realized and unrealized gains and losses, actual and projected income and other valuable data. Portfolio performance can be measured for individual portfolios or related groups, and for any specified time period. Investment professionals can choose from over 200 pre-defined reports with flexible "as-of" reporting, which can be customized as to formats and fonts. Clients can easily generate fully customized reports with the assistance of the Axys Report Writer. Clients can also produce presentation-quality graphics via an integrated link with Microsoft Excel's charting capability. In addition, Axys offers integrated multicurrency capabilities which, among other things, allows reports to be restated in any currency, withholding tax to be automatically calculated, and components of return attributable to market prices versus currency rate fluctuations to be identified.

    Axys also provides integration with a variety of investment tools and data, including (i) trade order management via Moxy, (ii) pricing, corporate actions, analytics and fundamental data via interfaces to data vendors, (iii) automatic data entry and reconciliation of trades with interfaces to The Depository Trust Corporation ( DTC ), and to certain brokerage firms and custodians, (iv) automatic transaction and position reconciliation through the Internet via Rex, Advent's custodial reconciliation service and software, and (v) Internet reporting via the Axys WebView service, Advent's Internet reporting service.

    Advent Partner, introduced in December 1996, is a tax layering and partnership allocation solution which integrates with Axys. This product is specifically designed for hedge funds, venture funds and limited investment partnerships who face the complex and time-consuming task of consistently and accurately accounting for and reporting on partnership tax allocation and other activities. The Windows-based system tracks partner-specific information, layers realized and unrealized gains, allocates performance incentive fees, provides on-demand partner and partnership reporting on a book or tax allocation basis and streamlines the production of partnership tax returns.

    Geneva, introduced to target organizations in 1995 and made commercially available in October 1997, is a high-end portfolio management system designed to meet the needs of large, global investment management organizations with complex, international accounting requirements. Geneva offers feature-rich global accounting, extensive reporting and sophisticated multicurrency capabilities. In addition, Geneva's highly flexible design allows users to add newly created financial instruments and tailor accounting treatments to their specific needs.

Trading and Order Management

    Moxy, introduced in 1995, automates and streamlines the trading and order management process. Moxy can be integrated with any portfolio accounting system, facilitates accurate trade order management and preparation, tracks trade order status, automates the allocation of block trades across multiple portfolios and electronically interfaces with Axys to provide an integrated solution. Moxy supports fixed income, mutual funds, and equity trading and offers multicurrency capabilities. Moxy enables investment managers to accurately adjust portfolio holdings, rebalance portfolios against models, interactively assess "what-if" scenarios and automatically create orders to be executed. For traders, Moxy tracks cash and positions during the trading day, enables the accurate preparation of block trades and internal electronic trade tickets, facilitates compliance with investment restrictions and trading requirements and minimizes trading errors.

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

Client Management

    Qube, introduced in 1995, is designed to help securities professionals develop and improve client relationships by automating scheduling, client communications and client data. For example, Qube enables investment professionals to interactively screen client investment profiles and notes of conversations to identify appropriate candidates for various investment opportunities. In addition, Qube can be used to enhance direct marketing campaigns by matching clients with market opportunities. Qube captures extensive investment profile information, has on-line query capability, networking features and mail merge capabilities and facilitates information sharing across professionals in an office. Moreover, Qube is designed to be integrated with Axys, allowing users to provide accurate and timely portfolio information to clients.

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

    Due to the mission-critical nature of Advent's products, many clients purchase annual maintenance contracts which entitle them to technical support and product upgrades as they become available. Advent continually upgrades and enhances its products to respond to changing market needs, evolving regulatory requirements and new technologies.

Internet Initiative

    Advent believes that the Internet can be a low-cost communications platform to integrate external information into Advent products, thereby providing Advent clients with straight through processing of business information. To take advantage of the Internet, Advent has launched an Internet Initiative whereby it is developing services, both announced and unannounced, to bring Internet-based products and services to clients. The first of these services, Rex, was launched during the second quarter of 1997. Rex is an electronic reconciliation service which allows Advent clients to automate the tedious and time consuming tasks associated with reconciling positions and transactions across custodians. Using the Internet, Rex consolidates communication and information from all participating custodians, enabling Advent clients to quickly and easily reconcile transactions and holdings with a click of the mouse.

    From time to time, as Advent begins development of new products and services under its Internet Initiative, it plans to continue to enter into development agreements with information providers, clients, or other companies in order to accelerate the delivery of new products and services.

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

Clients

    Advent's clients vary significantly in size and assets under management and include investment advisors, brokerage firms, banks, hedge funds, corporations, public funds, universities and non-profit organizations. At present, Advent has licensed its products to over 4,500 institutions in 22 countries for use by more than 25,000 concurrent users.

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

    Marketing

    The marketing department is responsible for assessing market opportunities, product planning and management and specific sales support. In addition to its traditional marketing functions, the marketing organization is actively involved in a process called "Market Validation(SM)," using a system of interaction with and input from potential and existing clients, product development, sales and client services and support departments to define the scope, features and functionality of new products and product upgrades. In addition, product managers are responsible for all phases of a product life cycle from product development through product introduction and beyond. The marketing department is also responsible for corporate marketing, including generating client leads, targeted direct mail campaigns, seminars, advertising, trade shows and conferences and public relations efforts. The marketing department also provides the sales force with appropriate written and electronic materials to use during the sales process.

Product Development

    In recent years, Advent has substantially increased its product development expenditures in order to accelerate the rate of new product introductions, incorporate new technologies and sustain the quality of its products.

In 1997, 1996, and 1995, Advent's product development expenditures were approximately $9.4 million, $6.7 million and $4.2 million, respectively. In addition to engineering, quality assurance and documentation, Advent's product development activities include the identification and validation of product specifications.

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

    There can be no assurance that Advent will be successful in developing, introducing and marketing new products or product enhancements on a timely and cost effective basis, if at all, or that its new products and product enhancements will adequately meet the requirements of the marketplace or achieve market acceptance. Delays in the commencement of commercial shipments of new products or enhancements may result in client dissatisfaction and delay or loss of product revenues. If Advent is unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or client requirements, or if new products or new versions of existing products do not achieve market acceptance, Advent's business, operating results and financial condition would be materially adversely affected. In addition, Advent's ability to develop new products and product enhancements is dependent upon the products of other software vendors, including certain system software vendors, such as Microsoft Corporation, database vendors and development tool vendors. In the event that the products of such vendors have design defects or flaws, or if such products are unexpectedly delayed in their introduction, Advent's business, operating results and financial condition could be materially adversely affected. Software products as complex as those offered by Advent, particularly Advent's new Geneva product, may contain undetected defects or errors when first introduced or as new versions are released. Although Advent has not experienced material adverse effects resulting from any software errors, there can be no assurance that, despite testing by Advent and its clients, defects or errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon Advent's business, operating results and financial condition.

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

Employees

    As of December 31, 1997, Advent had 325 full-time employees, including 34 in sales, 67 in professional services, 19 in marketing, 83 in product development, 68 in client services and support and 54 in finance, administration, operations and general management. Advent believes that it maintains competitive compensation, benefits, equity participation and work environment policies to assist in attracting and retaining qualified personnel. Advent's success depends to a significant extent upon a limited number of members of senior management and other key employees, including Stephanie DiMarco, Advent's Chairman of the Board and Chief Executive Officer. The loss of the service of one or more senior managers or other employees could have a material adverse effect upon Advent's business, operating results and financial condition. None of Advent's employees is represented by a labor union. Advent has not experienced any work stoppages and considers its relations with its employees to be good.

Item 2. PROPERTIES

    Advent leases office space in facilities in San Francisco, New York and New Jersey. Advent has three separate leases in San Francisco, a 33,000 square foot lease that expires in 1998 with a 1 or 5 year extension option, another 23,700 square foot lease in the same building that expires in 2000, and a 16,000 square foot lease in an adjacent building that expires in 2004. This is Advent's principal executive office and is where product development, marketing, technical support and production are located. Advent leases three separate office spaces in New York; a 12,100 square foot lease and another 5,300 square foot lease expire in 2003 and a 9,800 square foot lease expires in 1999. In addition, Advent has a 1000 square foot lease in New Jersey that expires in 2000. Advent believes that its facilities are adequate for its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.


Item 3. LEGAL PROCEEDINGS

    None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

    None.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following sets forth certain information regarding the executive officers of Advent as of March 27, 1998:

           Name         Age                    Position
Stephanie G. DiMarco    40    Chairman of the Board and Chief Executive Officer
Peter M. Caswell        41    President and Chief Operating Officer
Lily S. Chang           49    Executive Vice President and Chief Technology
                              Officer
Irv H. Lichtenwald      42    Senior Vice President, CFO and Secretary

----------

     Ms. DiMarco founded Advent in June 1983 and, since such date, has served as Chief Executive Officer. She became Chairman of the Board in September 1995. In addition, she served as President until April of 1997, when Peter Caswell was promoted to President and Chief Operating Officer. Ms. DiMarco holds a B.S. in Business Administration from the University of California at Berkeley.

     Mr. Caswell joined Advent in December 1993 as Vice President, Sales and Professional Services. In 1996 Mr. Caswell took on responsibility for Advent's marketing efforts and was promoted to Senior Vice President. In April 1997, Mr. Caswell became President and Chief Operating Officer. From May 1986 to December 1993, Mr. Caswell held various management positions, including Vice President and General Manager, Western Region, with Dun & Bradstreet Software Services, Inc. and its predecessor, Management Science America, Inc., a supplier of computer software for finance, marketing, manufacturing and human resource functions. Mr. Caswell holds a diploma in Management Studies (M.B.A. equivalent) and a Higher National Diploma in Agriculture (B.S. equivalent) from Seale Hayne College in England.

     Ms. Chang joined Advent in May 1993 as Vice President, Technology. In April of 1997, Ms. Chang was promoted to Executive Vice President, Technology and was also named Chief Technology Officer. From July 1989 to May 1993, Ms. Chang held various positions, including Vice President, Strategic Accounts and Vice President of Oracle Financial Applications, with Oracle Corporation, a software licensing and consulting business. Ms. Chang holds a B.S. in Biochemistry from Taiwan University.

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

                                     PART II

    With the exception of the information incorporated by reference to the 1997 Annual Report to Stockholders in Part II of this Form 10-K, Advent's 1997 Annual Report to Stockholders is not deemed to be filed as part of this Form 10-K.

Item 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Advent had approximately 120 stockholders of record at March 27, 1998. Other information required by this Item is incorporated by reference to the sections entitled "Selected Financial Data - Price Range of Common Stock" and "Corporate Information - Stock Information" in Advent's 1997 Annual Report to Stockholders.


Item 6.  SELECTED FINANCIAL DATA

    Other information required by this Item is incorporated by reference to the sections entitled "Selected Financial Data - Selected Annual Data" and "-Selected Quarterly Data" in Advent's 1997 Annual Report to Stockholders.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this Item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Advent's 1997 Annual Report to Stockholders.

    In addition, Advent operates in a rapidly changing environment that involves a number of risks, some of which are beyond Advent's control. The following discussion highlights some of these risks.

    Period to Period Fluctuations. As Advent's licenses into multi-user networked environments have increased both in individual size and number, the timing and size of individual license transactions are becoming increasingly important factors in Advent's quarterly operating results. The sales cycles for transactions of this size are often lengthy and unpredictable. There can be no assurance that Advent will be successful in closing large license transactions such as these on a timely basis or at all. Accordingly, if in the future revenues from large site licenses constitute a material portion of Advent's net revenues, the timing of such licenses could cause additional variability in Advent's quarterly operating results. Advent's software products typically are shipped shortly after receipt of a signed license agreement and initial payment and, consequently, software product backlog at the beginning of any quarter typically represents only a small portion of that quarter's expected revenues. Advent's expense levels are based in significant part on Advent's expectations of future revenues and therefore are relatively fixed in the short term. Due to the fixed nature of these expenses combined with the relatively high gross margin historically achieved by Advent on products and services, an unanticipated decline in net revenues in any particular quarter is likely to disproportionately adversely affect operating results.

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

    Advent's stock price has fluctuated significantly since the initial public offering in November 1995. Like many companies in the technology and emerging growth sector, Advent's stock price may be subject to wide fluctuations. If net revenues or earnings in any quarter fail to meet the investment community's expectations, there could be an immediate impact on Advent's stock price. In addition, the stock price may be affected by broader market trends unrelated to Advent's performance

    Product Concentration. During 1995, 1996 and 1997, Advent derived a substantial majority of its net revenues from the licensing of Axys and related products and services. In addition, many of Advent's other products, such as Moxy, Qube and various data interfaces, were designed to operate with Axys to provide an integrated solution. As a result, Advent believes that a majority of its net revenues, at least through 1998, will be dependent upon continued market acceptance of Axys, enhancements or upgrades to Axys and related products and services.

    Geneva. In 1995, Advent introduced Geneva to target organizations with complex international accounting and reporting requirements, and, in 1997, announced its full commercial availability. To date, revenues derived from licenses of Geneva have not been material. Advent is directing a significant amount of its product development expenditures to the on-going development of Geneva and plans to devote a significant amount of its future sales and marketing resources to Geneva. Advent has limited experience in developing products for this market. Because of such limited client experience, there can be no assurance that Geneva will not require substantial software enhancements or modifications to satisfy performance requirements of clients or to fix design defects or previously undetected errors. Further, there can be no assurance that Advent will be successful in marketing Geneva. Advent's failure to successfully market Geneva could adversely affect Advent's business and operating results.

    Internet Initiative. To take advantage of the Internet, Advent has launched an Internet Initiative whereby it is developing services, both announced and unannounced, to bring Internet based products and services to clients. The first of these services, Rex, was launched during the second quarter of 1997. As Advent begins development of new products and services under its Internet Initiative, it has and will continue to enter into development agreements with information providers, clients, or other companies in order to accelerate the delivery of new products and services. There can be no assurance that Advent will be successful in marketing Rex or in developing other Internet services. Advent's failure to do so could adversely affect Advent's business and operating results.

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

    Financial Markets. The target clients for Advent's products include a range of organizations that manage investment portfolios, including investment advisors, brokerage firms, banks and hedge funds. In addition, Advent targets corporations, public funds, universities and non-profit organizations which also manage investment portfolios and have many of the same needs. The success of many of Advent's clients is intrinsically linked to the health of the financial markets. Advent believes that demand for its products could be disproportionately affected by fluctuations, disruptions, instability or downturns in the financial markets which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products

    Relationship with Interactive Data. Many of Advent's clients use Advent's proprietary interface to electronically retrieve pricing and other data from Interactive Data. Interactive Data pays Advent a commission based on Interactive Data's revenues from providing such data to Advent's clients. Advent's software products have been customized to be compatible with Interactive Data's system and such software would need to be redesigned if Interactive Data's services were unavailable for any reason. In the event that Advent's relationship with Interactive Data were terminated or Interactive Data's services were unavailable to Advent's clients for any reason, replacing these services could be costly and time consuming.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (1) Financial Statements.

         The following financial statements of Advent and the Report of Independent Accountants are incorporated by reference to page 39 through 53 of Advent's 1997 Annual Report to Stockholders:

          Consolidated Balance Sheets - December 31, 1997 and 1996

          Consolidated Statements of Operations - Years Ended December 31, 1997, 1996, and 1995

          Consolidated Statements of Stockholders' Equity- Years Ended December 31, 1997, 1996, and 1995

          Consolidated Statements of Cash Flows- Years Ended December 31, 1997, 1996, and 1995

          Notes to Consolidated Financial Statements

          Report of Independent Accountants


     (2) Financial Statement Schedules.

         The following financial statement schedules of Advent for the years ended December 31, 1997, 1996, and 1995 are filed as part of this Form 10-K and should be read in conjunction with Advent's Financial Statements.

           Report of Independent Accountants                            S-1

           Schedule II --- Valuation and Qualifying Accounts            S-2

         Schedules not listed above have been omitted because they are not applicable or are not required or because the required information is included in the Financial Statements or Notes thereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

    Certain information required by Part III is omitted from this Form 10-K in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, (Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Form 10-K and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference and such incorporation does not include, specifically, the Performance Graph included in such Proxy Statement.


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

     (a) The following documents are filed as a part of this Annual Report on Form 10-K:

          1. Consolidated Financial Statements required to be filed by Item 8 of Form 10-K. See the list of Financial Statements contained in
              Item 8 of this Report.

          2. Financial Statement Schedules required to be filed by Item 8 of Form 10-K. See the list of Financial Statement Schedules contained in Item 8 of this Report.

3.  Exhibits.

    The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit
Number                           Description of Document
 2.1+    Agreement and Plan of Merger between Registrant and Advent Software,
         Inc., a California corporation, effective November 10, 1995.
 3.1+    Certificate of Incorporation of Registrant.
 3.2+    Amended and Restated Certificate of Incorporation of Registrant.
 3.3     Amended and Restated Bylaws of Registrant.
 4.1+    Specimen Common Stock Certificate of Registrant.
10.1+    Form of Indemnification Agreement for Executive Officers and Directors.
10.2+    1992 Stock Plan, as amended, and form of stock option agreement.
10.3+    1993 Profit Sharing & Employee Savings Plan, as amended.
10.4+    1995 Employee Stock Purchase Plan and form of subscription agreement.
10.5+    1995 Director Option Plan and form of stock option agreement.
10.6+    Common Stock Option Agreement between Advent and Maurice J. Duca dated
         September  15, 1989 as amended by the  Amendment and Correction to
         Common Stock Option  Agreement dated July 1993.
10.7+    Full Service  Office Lease dated April 14, 1992, as amended,  between
         Brannan Street  Properties and Advent for facilities located at
         301 Brannan in San Francisco, California.
10.8+    Standard  Form of Lease  dated  November 6, 1992 between Broadway
         Management Company as agent for 500  Fifth  Avenue  Associates  and
         Advent for facilities  located  at 500  Fifth  Avenue,  New York,
         New York.
10.9+    Severance  Agreement between Advent and Peter M. Caswell dated
         December 10, 1993.
10.10+*  Agreement  between Advent and  Interactive  Data Corporation dated
         January 1, 1995.
10.13**  Lease  dated  January 28,  1992  between  Orient Overseas Associates and Data Exchange,  Inc. for facilities located at 88 Pine Street,
         a/k/a Wall Street Plaza, New York, New York.
13.1     Selected Portions of Advent Software, Inc.'s 1997 Annual Report to
         Stockholders.
21.1     Subsidiaries of Advent.
23.1     Consent of Coopers & Lybrand LLP, Independent Accountants.
24.1     Power of Attorney (included on page 15 of this Form 10-K).
27.1     Financial Data Schedule.

----------
+     Incorporated  by reference to the exhibit  filed with Advent's
      registration  statement  filed on Form SB-2 (commission   file  number
      33-97912-LA), declared effective on November 15, 1995
*     Confidential treatment requested as to certain portions of this exhibit.
** Incorporated by reference to Advent's Annual Report on Form 10-KSB for the year ended December 31, 1995.


     (b) Reports on Form 8-K
            None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of March, 1998.

                                             ADVENT SOFTWARE, INC.

                                                        STEPHANIE G. DIMARCO
                                             By: /s/  ________________________
                                                        Stephanie G. DiMarco
                                                      Chairman of the Board and
                                                       Chief Executive Officer

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

    Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                         Title                           Date
--------------------------   ------------------------------------ --------------

/s/  STEPHANIE G. DIMARCO    Chairman of the Board and            March 27, 1998
-------------------------    Chief Executive Officer              --------------
Stephanie G. DiMarco         (Principal Executive Officer)


/s/  IRV H. LICHTENWALD      Senior Vice President, Chief         March 27, 1998
-----------------------      Financial Officer and Secretary      --------------
Irv H. Lichtenwald           (Principal Financial and
                             Accounting Officer)


/s/  FRANK H. ROBINSON       Director                             March 27, 1998
----------------------                                            --------------
Frank H. Robinson

/s/  WENDELL G. VAN AUKEN    Director                             March 27, 1998
-------------------------                                         --------------
Wendell G. Van Auken

/s/  WILLIAM F.ZUENDT        Director                             March 27, 1998
-------------------                                               --------------
William F. Zuendt

/s/  MONTE ZWEBEN            Director                             March 27, 1998
-----------------                                                 --------------
Monte Zweben

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
   Advent Software, Inc.:

    Our report on the consolidated financial statements of Advent Software, Inc. has been incorporated by reference in this report on Form 10-K from page 53 of the 1997 Annual Report to Shareholders of Advent Software, Inc. In connection with our audit of such consolidated financial statements, we have audited the related financial statement schedule listed in the index on page 12 of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.


San Francisco, California
January 20, 1998

                                                                     Schedule II

                              ADVENT SOFTWARE, INC

                        VALUATION AND QUALIFYING ACCOUNTS
              for the years ended December 31, 1995, 1996, and 1997

      Column A             Column B    Column C  Column D  Column E   Column F
   --------------         ----------   --------  --------  --------   --------
                                            Additions
                          Balance at   Charged   Charged              Balance at
                          Beginning       to     to Other               End of
    Description           of Period    Expense   Accounts  Deduction    Period
    -----------           ----------   -------   --------  ---------  ----------
Allowance for doubtful
      accounts
1995....................   $ 67,000    $240,000     --     $ 49,000    $258,000
1996....................   $258,000    $115,000     --     $138,000    $235,000
1997....................   $235,000    $248,000     --     $218,000    $265,000
