Form 10-Q
period 1998-03-31
ADVENT SOFTWARE INC /DE/
filed 1998-05-15
CIK 1002225

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

    The number of shares of the issuer's Common Stock outstanding as of April 30, 1998 was 7,946,494.

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

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                   ADVENT SOFTWARE, INC.

                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                            MAR 31,          DEC 31,
                                              1998             1997
-------------------------------------------------------------------------------
(in thousands)                         (unaudited)

                                  ASSETS
Current assets:
   Cash and short-term investments        $   38,012       $   36,056
   Accounts receivable, net                   12,565           12,226
   Prepaid expenses and other                  1,224            1,391
   Deferred income taxes                       1,418            1,418
                                        -------------    -------------
      Total current assets                    53,219           51,091
                                        -------------    -------------
Fixed assets, net                              8,605            7,424
Other assets, net                                758              770
                                        -------------    -------------
      Total assets                        $   62,582       $   59,285
                                        =============    =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                      $      906       $      814
   Accrued liabilities                        3,439            2,977
   Deferred revenues                          8,105            6,832
   Income taxes payable                       2,160            1,632
                                       -------------    -------------
      Total current liabilities              14,610           12,255
                                       -------------    -------------
Long-term liabilities:
   Other liabilities                            641              537
                                       -------------    -------------
      Total liabilities                      15,251           12,792
                                       -------------    -------------
Stockholders' equity:
   Common stock                                  79               76
   Additional paid-in-capital                38,454           37,776
   Retained earnings                          8,798            8,641
                                       -------------    -------------
      Total stockholders' equity             47,331           46,493
                                       -------------    -------------
      Total liabilities and
         stockholders' equity            $   62,582       $   59,285
                                       =============    =============

-------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Three Months Ended March 31,
                                                -------------------------------
                                                         1998              1997
-------------------------------------------------------------------------------
(in thousands, except per share data)                        (unaudited)

Revenues:
   License and development fees                    $    6,934        $    4,001
   Maintenance and other recurring                      5,396             4,195
   Professional services and other                      1,719             1,357
                                                   ----------        ----------
      Net revenues                                     14,049             9,553
                                                   ----------        ----------
Cost of revenues:
   License and development fees                           521               152
   Maintenance and other recurring                      1,505               967
   Professional services and other                        820               819
                                                   ----------        ----------
      Total cost of revenues                            2,846             1,938
                                                   ----------        ----------
        Gross margin                                   11,203             7,615
                                                   ----------        ----------
Operating expenses:
   Sales and marketing                                  5,089             3,284
   Product development                                  2,661             2,121
   General and administrative                           1,831             1,089
                                                   ----------        ----------
      Total operating expenses                          9,581             6,494
                                                   ----------        ----------
        Income from operations                          1,622             1,121
   Interest income, net                                   343               265
                                                   ----------        ----------
        Income before income taxes                      1,965             1,386
   Provision for income taxes                             707               535
                                                   ----------        ----------
        Net income                                 $    1,258        $      851
                                                   ==========       ===========

NET INCOME PER SHARE DATA
Diluted
Net income per share                              $     0.15        $     0.11
Shares used in per share calculations                  8,489             8,012

Basic
Net income per share                              $     0.16        $     0.12
Shares used in per share calculations                  7,903             7,396

-------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      ADVENT SOFTWARE, INC.

                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                           Quarter Ended March 31,
                                                                    -------------------------------
                                                                             1998             1997
---------------------------------------------------------------------------------------------------
(in thousands)                                                                   (unaudited)

Cash flows from operating activities:
   Net income                                                          $    1,258         $    851
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                           922              444
      Provision for doubtful accounts                                          82              (53)
      Deferred income taxes                                                     -             (196)
      Deferred rent                                                           104              (25)
      Cash provided by (used in) operating assets and liabilities:
        Accounts receivable                                                  (409)           1,261
        Prepaid and other current assets                                       67             (190)
        Accounts payable                                                       91              181
        Accrued liabilities                                                   462             (267)
        Deferred revenues                                                   1,274              304
        Income taxes payable                                                  529              864
        Net liabilities assumed in pooling of
          interests with Microedge                                         (1,061)               -
                                                                       -----------         --------
           Net cash provided by operating activities                        3,319            3,174
                                                                       -----------         --------
Cash flows from investing activities:
   Acquisition of fixed assets                                             (2,044)            (890)
                                                                       -----------         --------
           Net cash used in investing activities                           (2,044)            (890)
                                                                       -----------         --------
Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants                       681              201
                                                                       -----------         --------
           Net cash provided by financing activities                          681              201
                                                                       -----------         --------
Net increase in cash and short-term investments                             1,956            2,485
Cash and short-term investments at beginning of year                       36,056           31,650
                                                                       -----------         --------
Cash and short-term investments at end of quarter                      $   38,012         $ 34,135
                                                                       ===========        =========

Supplemental disclosure of cash flow information:
   Cash paid for income taxes                                          $      714         $    -


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

    The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. Management recommends that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in Advent's 1997 Report on Form 10-K filed with the SEC. Interim results are not necessarily indicative of the results to be expected for the full year.

    In management's opinion, the condensed consolidated financial statements include all adjustments necessary to present fairly the financial position and results of operations for each interim period shown.

2.    RECENT ACCOUNTING PRONOUNCEMENTS

    Advent has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", effective January 1, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. The components of comprehensive income that are excluded from net income are not significant, individually or in aggregate, and therefore, no separate statement of comprehensive income has been presented.

    Advent has adopted the provisions of Statement of Position (SOP) 97-2 on Software Revenue Recognition which supersedes SOP 91-1. Under SOP 97-2 contracts with multiple obligations (e.g. deliverable and undeliverable products, services and maintenance), revenue must be allocated to each component of the contract based on evidence of its fair value which is specific to Advent. Revenue allocated to undelivered products is recognized when the criteria for license revenue are met. The adoption of SOP 97-2 did not result in any significant changes to Advent's revenue recognition policy.

3.    ACQUISITION OF MICROEDGE, INC.

    In February 1998, Advent issued 250,000 shares of Advent's common stock in exchange for all of the outstanding shares of MicroEdge, Inc., a private software development company based in New York. MicroEdge is the leading provider of software products to foundations, corporations and other organizations to manage their grant-making activities. This business combination was accounted for as a pooling of interests. The results of operations as well as the assets and liabilities of MicroEdge in 1997 were not material to the consolidated results of operations or financial position of Advent and accordingly, the Company did not restate its financial statements for periods prior to January 1, 1998. The results of operations of MicroEdge are included in the Company's financial statements from January 1, 1998.

4.    NET INCOME PER SHARE

Three Months Ended March 31,                               1998            1997
-------------------------------------------------------------------------------

Net income                                                $  1,258     $   851
Reconciliation of shares used in basic and diluted per share calculations

Basic
Weighted average common shares outstanding                   7,903       7,396
                                                          --------     -------
Shares used in basic net income per share calculation        7,903       7,396
                                                          ========     =======
Basic net income per share                                $   0.16     $  0.12
                                                          ========     =======

Diluted
Weighted average common shares outstanding                   7,903       7,396
Dilutive effect of stock options and warrants                  586         616
                                                          --------     -------
Shares used in diluted net income per share calculation      8,489       8,012
                                                          ========     =======
Diluted net income per share                              $   0.15     $  0.11
                                                          ========     =======




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITIONS

    In February 1998, Advent issued 250,000 shares of Advent's common stock in exchange for all of the outstanding shares of MicroEdge, Inc., a private software development company based in New York. MicroEdge is the leading provider of software products to foundations, corporations and other organizations to manage their grant-making activities. This business combination was accounted for as a pooling of interests. The results of operations as well as the assets and liabilities of MicroEdge in 1997 were not material to the consolidated results of operations or financial position of Advent and, accordingly, Advent did not restate its financial statements for periods prior to January 1, 1998. The results of operations of MicroEdge are included in Advent's financial statements from January 1, 1998.

RESULTS OF OPERATIONS

     NET REVENUES. Advent's net revenues for the first quarter of 1998 increased 47% to $14.0 million, as compared with net revenues of $9.6 million for the first quarter of 1997, reflecting increases in each component of net revenues. License and development fees revenue for the first quarter of 1998 increased 73% to $6.9 million as compared with license revenue of $4.0 million for the first quarter of 1997. The increase in license and development fees revenue was primarily due to higher development fees, the addition of MicroEdge, and an increase in multi-product sales. Maintenance and other recurring revenue for the first quarter of 1998 increased 29% to $5.4 million, as compared with maintenance and other recurring revenue of $4.2 million for the first quarter of 1997. The increase was due primarily to a larger customer base and the addition of MicroEdge. Professional services and other revenue for the first quarter of 1998 increased 27% to $1.7 million, as compared with professional services and other revenue of $1.4 million for the first quarter of 1997. The increase was primarily due to higher product sales activity, an increase in multi-product sales, which generally require more professional services, and the addition of MicroEdge.

    COST OF REVENUES. Advent's cost of revenues for the first quarter of 1998 increased 47% to $2.8 million, as compared with cost of revenues of $1.9 million for the first quarter of 1997. Cost of revenues as a percentage of net revenues remained at 20% for the first quarter of 1998 and 1997. Cost of license and development fees as a percentage of the related revenues increased to 8% in the first quarter of 1998 from 4% in the first quarter of 1997. This increase was due to higher costs associated with contract development. Cost of maintenance and other recurring revenues as a percentage of the related revenues increased to 28% in the first quarter of 1998 from 23% in the first quarter of 1997. This increase was due to increased staffing required to support larger and more complicated implementations. Cost of professional services and other revenue as a percentage of professional services and other revenue decreased to 48% in the first quarter of 1998 from 60% in the first quarter of 1997. This decrease was primarily due to economies of scale.

     SALES AND MARKETING. Advent's sales and marketing expenses for the first quarter of 1998 increased 55% to $5.1 million, as compared with sales and marketing expenses of $3.3 million for the first quarter of 1997. Sales and marketing expenses as a percentage of net revenues increased to 36% in the first quarter of 1998 from 34% in the first quarter of 1997. The increase in expense was primarily due to an increase in sales and marketing personnel, including an increase in commission expense due to higher revenues. The increase in sales and marketing expenses as a percentage of net revenues was due to increased sales and marketing expenses incurred due to focused efforts towards Advent's Internet Initiative.

PRODUCT DEVELOPMENT. Advent's product development expenses for the first quarter of 1998 increased 25% to $2.7 million, as compared with product development expenses of $2.1 million for the first quarter of 1997. Product development expenses as a percentage of net revenues decreased to 19% in the first quarter of 1998 from 22% in the first quarter of 1997. Product development expenses increased primarily due to an increase in personnel as Advent has increased its product development efforts to accelerate the rate of product enhancements and new product introductions, and to the addition of MicroEdge. Product development expenses as a percentage of net revenues decreased primarily due to those development costs classified as cost of license and development fees.

    GENERAL AND ADMINISTRATIVE. Advent's general and administrative expenses for the first quarter of 1998 increased 68% to $1.8 million, as compared with general and administrative expenses of $1.1 million for the first quarter of 1997. General and administrative expenses as a percentage of net revenues increased to 13% in the first quarter of 1998 from 11% in the first quarter of 1997. The increase in general and administrative expense was primarily due to the non-recurring costs related to the acquisition of MicroEdge and higher expenses necessary to support Advent's growth. General and administrative expenses as a percentage of net revenues increased primarily due to the non-recurring expenses related to the acquisition of MicroEdge.


    INTEREST INCOME, NET. Advent's interest income, net for the first quarter of 1998 increased 29% to $343,000, as compared with interest income, net of $265,000 for the first quarter of 1997. The increase in the first quarter 1998 as compared with the first quarter of 1997 was due to a higher cash and short-term investment balance.


LIQUIDITY AND CAPITAL RESOURCES

    Cash and short-term investments totaled $38.0 million at March 31, 1998 as compared to $36.1 million at December 31, 1997. The increase in cash and
short-term   investments  was  primarily  due  to  cash  provided  by  operating activities.

    Advent believes that its existing cash and short-term investments and cash expected to be generated from operations will be sufficient to meet its cash and capital requirements at least through fiscal 1998.

FORWARD-LOOKING STATEMENTS

    The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains trend analysis and other forward-looking statements that are based on current expectations and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties which are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in the forward-looking statements as a result of the factors summarized below and other risks detailed from time to time in reports filed with the Securities and Exchange Commission, including Advent's 1997 Annual Report to Stockholders, incorporated by reference in Advent's 1997 Form 10-K Report. Additionally, the financial statements for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year.

    Advent operates in a rapidly changing environment that involves a number of risks, some of which are beyond Advent's control. These risks include the potential for period to period fluctuations in operating results and the dependence on the successful development and market acceptance of new products and product enhancements on a timely, cost effective basis, as well as the stability of financial markets, maintenance of Advent's relationship with Interactive Data and price and product/performance competition. In particular, Advent's net revenues and operating results have varied substantially from period-to-period on a quarterly basis and may continue to fluctuate due to a number of factors. Advent's software products typically are shipped shortly after receipt of a signed license agreement. License backlog at the beginning of any quarter typically represents only a small portion of that quarter's expected revenues. In addition, as Advent's licenses into multi-user networked environments have increased both in individual size and number, the timing and size of individual license transactions are becoming increasingly important factors in Advent's quarterly operating results. The sales cycles for these transactions are often lengthy and unpredictable, and the ability to close large license transactions on a timely basis or at all could cause additional variability in Advent's quarterly operating results. Advent's future success will continue to depend upon its ability to develop new products, such as Moxy, Qube, and Geneva, that address the future needs of its target markets and to respond to emerging industry standards and practices. Advent is directing a significant amount of its product development efforts on the on-going development of Geneva. The failure to achieve widespread market acceptance of Geneva on a timely basis would adversely affect Advent's business and operating results. To take advantage of the Internet, Advent has launched an Internet Initiative whereby it is developing services, both announced and unannounced, to bring Internet based products and services to clients. The first of these services, Rex, was launched during the second quarter of 1997. As Advent begins development of new products and services under its Internet Initiative, it has and will continue to enter into development agreements with information providers, clients, or other companies in order to accelerate the delivery of new products and services. There can be no assurance that Advent will be successful in marketing Rex or in developing other Internet services. Advent's failure to do so could adversely affect Advent's business and operating results.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

    None.

ITEM 2. CHANGES IN SECURITIES

    In connection with the February 28, 1998 acquisition of all of the outstanding stock of MicroEdge, Inc., Advent issued a total of 250,000 shares of Advent's common stock to the two shareholders of MicroEdge. Advent relied upon the exemptions from registration provided by Rule 506 of Regulation D and
Section 4(2) of the Securities Act of 1933, as amended. The two shareholders were the founders, officers and directors of MicroEdge.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

          4 Form of Declaration of Registration Rights (incorporated by reference to Advent's Form 8-K dated February 28, 1998 and filed with the commission on March 13, 1998).

        27.1   Financial Data Schedule - Three Months Ended March 31, 1998

        27.2   Financial Data Schedule - Year Ended December 31, 1997

        27.3   Financial Data Schedule - Nine Months Ended September 30, 1997

        27.4   Financial Data Schedule - Six Months Ended June 30, 1997

        27.5   Financial Data Schedule - Three Months Ended March 31, 1997

        27.6   Financial Data Schedule - Six Months Ended June 30, 1996


    (b) Reports on Form 8-K

               On March 13, 1998, Advent filed a report on Form 8-K dated February 28, 1998. The report was filed in connection with the acquisition by Advent of all the outstanding stock of MicroEdge, Inc., a New York corporation. No financial statements were required to be filed.

                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     ADVENT SOFTWARE, INC.

Dated:  May 15, 1998                      By: /s/    STEPHANIE G. DIMARCO
                                             ----------------------------
                                                     Stephanie G. DiMarco
                                                   Chairman of the Board and
                                                    Chief Executive Officer



Dated:  May 15, 1998                      By: /s/    IRV H. LICHTENWALD
                                             --------------------------
                                                     Irv H. Lichtenwald
                                              Senior Vice President of Finance,
                                                   Chief Financial Officer
                                                        and Secretary