Form 10-Q
period 1998-06-30
ADVENT SOFTWARE INC /DE/
filed 1998-08-14
CIK 1002225

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]Quarterly  report under Section 13 or 15(d) of the Securities Exchange Act of
   1934 for the quarterly period ended June 30, 1998

                                       or

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



    Check  whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X} No [ ]

    The number of shares of the issuer's Common Stock outstanding as of July 31, 1998 was 8,164,564.

                                      INDEX



PART I.  FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets                                  3

        Condensed Consolidated Statements of Operations                        4

        Condensed Consolidated Statements of Cash Flows                        5

        Notes to the Condensed Consolidated Financial Statements               6



     ITEM 2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                             7


PART II. OTHER INFORMATION

     ITEM 1.   Legal Proceedings                                              11

     ITEM 2.   Changes in Securities                                          11

     ITEM 3.   Defaults Upon Senior Securities                                11

     ITEM 4.   Submission of Matters to a Vote of Security Holders            11

     ITEM 5.   Other Information                                              12

     ITEM 6.   Exhibits and Reports on Form 8-K                               12

     SIGNATURES                                                               13

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                              ADVENT SOFTWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       JUNE 30,          DEC 31,
                                                          1998             1997
--------------------------------------------------------------------------------
(in thousands)                                                (unaudited)

                                     ASSETS
Current assets:
   Cash and short-term investments                  $   39,945       $   36,056
   Accounts receivable, net                             13,782           12,226
   Prepaid expenses and other                            1,200            1,391
   Deferred income taxes                                 1,418            1,418
                                                  -------------    -------------
      Total current assets                              56,345           51,091
                                                  -------------    -------------
Fixed assets, net                                        9,027            7,424
Other assets, net                                        4,365              770
                                                  -------------    -------------
      Total assets                                  $   69,737       $   59,285
                                                  =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                 $      859       $      814
   Accrued liabilities                                   3,521            2,977
   Deferred revenues                                     9,192            6,832
   Income taxes payable                                  2,530            1,632
                                                  -------------    -------------
      Total current liabilities                         16,102           12,255
                                                  -------------    -------------
Long-term liabilities:
   Other liabilities                                       551              537
                                                  -------------    -------------
      Total liabilities                                 16,653           12,792
                                                  -------------    -------------
Stockholders' equity:
   Common stock                                             81               76
   Additional paid-in-capital                           45,786           37,776
   Retained earnings                                     7,217            8,641
                                                  -------------    -------------
      Total stockholders' equity                        53,084           46,493
                                                  -------------    -------------
       Total liabilities and
      stockholders' equity                          $   69,737       $   59,285
                                                  =============    =============


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ADVENT SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Three Months Ended June 30,              Six Months Ended June 30,
                                                     ------------------------------         ------------------------------
                                                              1998            1997                  1998             1997
--------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                              (unaudited)                            (unaudited)
Revenues:
   License and development fees                         $    8,603      $    5,482            $   15,537       $    9,484
   Maintenance and other recurring                           5,796           4,419                11,192            8,614
   Professional services and other                           2,307           1,798                 4,026            3,155
                                                     --------------   -------------         -------------    -------------
      Net revenues                                          16,706          11,699                30,755           21,253
                                                     --------------   -------------         -------------    -------------
Cost of revenues:
   License and development fees                                634             124                 1,155              276
   Maintenance and other recurring                           1,527           1,143                 3,032            2,110
   Professional services and other                             943           1,021                 1,763            1,840
                                                     --------------   -------------         -------------    -------------
      Total cost of revenues                                 3,104           2,288                 5,950            4,226
                                                     --------------   -------------         -------------    -------------
        Gross margin                                        13,602           9,411                24,805           17,027
                                                     --------------   -------------         -------------    -------------
Operating expenses:
   Sales and marketing                                       5,692           3,783                10,781            7,068
   Product development                                       3,009           2,223                 5,670            4,344
   General and administrative                                1,634           1,236                 3,465            2,325
   Purchased research and development and other              5,422               -                 5,422                -
                                                     --------------   -------------         -------------    -------------
      Total operating expenses                              15,757           7,242                25,338           13,737
                                                     --------------   -------------         -------------    -------------
        Income (loss) from operations                       (2,155)          2,169                  (533)           3,290
   Interest income, net                                        388             307                   731              572
                                                     --------------   -------------         -------------    -------------
        Income (loss) before income taxes                   (1,767)          2,476                   198            3,862
   Provision (benefit) for income taxes                       (185)            954                   522            1,488
                                                     --------------   -------------         -------------    -------------
        Net income (loss)                               $   (1,582)     $    1,522            $     (324)      $    2,374
                                                     ==============   =============         =============    =============

NET INCOME (LOSS) PER SHARE DATA

DILUTED
Net income (loss) per share                             $    (0.20)     $     0.19            $    (0.04)      $     0.30
Shares used in per share calculations                        8,022           8,006                 7,953            8,009

BASIC
Net income (loss) per share                             $    (0.20)     $     0.20            $    (0.04)      $     0.32
Shares used in per share calculations                        8,022           7,479                 7,953            7,438

--------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                         Six Months Ended June 30,
                                                                    -------------------------------
                                                                             1998             1997
---------------------------------------------------------------------------------------------------
(in thousands)                                                                (unaudited)

Cash flows from operating activities:
   Net income (loss)                                                     $   (324)      $    2,374
   Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
      Purchased research and development                                    4,493                -
      Depreciation and amortization                                         1,729              906
      Provision for doubtful accounts                                         105              (53)
      Deferred income taxes                                                (1,500)            (196)
      Deferred rent                                                            14              (50)
      Cash provided by (used in) operating assets and
      liabilities:
        Accounts receivable                                                (2,210)          (1,882)
        Prepaid and other current assets                                      144             (670)
        Accounts payable                                                       45             (182)
        Accrued liabilities                                                   544              (54)
        Deferred revenues                                                   2,361              839
        Income taxes payable                                                  899            1,422
        Net liabilities assumed in pooling of interests
          with Microedge                                                   (1,061)               -
                                                                    -------------------------------
           Net cash provided by operating activities                        5,239            2,454
                                                                    -------------------------------
Cash flows from investing activities:
   Acquisition of fixed assets                                             (2,957)          (1,576)
   Deposits                                                                   106                -
                                                                    -------------------------------
           Net cash used in investing activities                           (2,851)          (1,576)
                                                                    -------------------------------
Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants                     1,501            1,039
                                                                    -------------------------------
           Net cash provided by financing activities                        1,501            1,039
                                                                    -------------------------------
Net increase in cash and short-term investments                             3,889            1,917
Cash and short-term investments at beginning of period                     36,056           31,650
                                                                    -------------------------------
Cash and short-term investments at end of period                         $ 39,945       $   33,567
                                                                    ===============================

Supplemental disclosure of cash flow information:
   Cash paid for income taxes                                            $  1,134       $      849

   Supplemental disclosure of non-cash transactions:
      Purchase of assets of the Grants Division of
        Blackbaud, Inc. for issuance of common stock,
        net of purchased research & development                          $  2,021       $        -

---------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ADVENT SOFTWARE, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

    The condensed consolidated financial statements include the accounts of Advent Software, Inc. ("Advent") and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

    The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. Management recommends that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in Advent's 1997 Report on Form 10-K filed with the SEC. Interim results are not necessarily indicative of the results to be expected for the full year.

    In management's opinion, the condensed consolidated financial statements include all adjustments necessary to present fairly the financial position and results of operations for each interim period shown.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

    Advent has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", and effective January 1, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. The components of comprehensive income that are excluded from net income are not significant, individually or in aggregate, and therefore, no separate statement of comprehensive income has been presented.

    Advent has adopted the provisions of Statement of Position ("SOP") 97-2 on Software Revenue Recognition, which supersedes SOP 91-1. Under SOP 97-2, revenue recognized on contracts with multiple obligations (e.g. deliverable and undeliverable products, services and maintenance) must be allocated to each component of the contract based on evidence of its fair value which is specific to Advent. Revenue allocated to undelivered products is recognized when the criteria for license revenue are met. The adoption of SOP 97-2 has not resulted in any significant changes to Advent's revenue recognition policy.

    In June of 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has not yet evaluated the effects of this change on its operations. The Company will adopt SFAS No. 133 as required for its first quarterly filing of fiscal year 2000.

3.  ACQUISITION OF MICROEDGE, INC.

    In February 1998, Advent issued 250,000 shares of Advent's common stock in exchange for all of the outstanding shares of MicroEdge, Inc., a private software development company based in New York. MicroEdge is the leading provider of software products to foundations, corporations and other organizations to manage their grant-making activities. This business combination was accounted for as a pooling of interests. The results of operations as well as the assets and liabilities of MicroEdge in 1997 were not material to the consolidated results of operations or financial position of Advent. Accordingly, the Company did not restate its financial statements for periods prior to January 1, 1998. The results of operations of MicroEdge are included in the Company's financial statements beginning January 1, 1998.

4.   ACQUISITION OF GRANTS MANAGEMENT DIVISION OF BLACKBAUD, INC.

    In May 1998, Advent issued 170,000 shares of Advent's common stock for substantially all of the assets of the Grants Management Division of Blackbaud, Inc., a privately held company located in Charleston, South Carolina. This acquisition combines the Grants Management product line from Blackbaud with MicroEdge with a consolidated installed base of over 1,200 organizations and over 5,000 users. This transaction was accounted for as a purchase. Advent incurred a one-time write-off of in-process research and development and other expenses of $5.4 million in connection with this transaction. The results of the Grants Management product line of Blackbaud, Inc. were not material to Advent's consolidated results of operations for fiscal year 1997 and 1998.

5.   NET INCOME (LOSS) PER SHARE


                                                                  Three Months Ended             Six Months Ended
                                                                       June 30,                       June 30,
                                                                  1998          1997            1998           1997
-------------------------------------------------------------------------------------    ---------------------------

Net income (loss)                                           $   (1,582)   $    1,522         $  (324)    $    2,374
RECONCILIATION OF SHARES USED IN BASIC AND DILUTED
PER SHARE CALCULATIONS

BASIC
Weighted average common shares outstanding                       8,022         7,479           7,953          7,438
                                                          -------------  ------------    ------------  -------------
Shares used in basic net income (loss) per
share calculation                                                8,022         7,479           7,953          7,438
                                                          =============  ============    ============  =============
Basic net income (loss) per share                           $    (0.20)   $     0.20      $    (0.04)    $     0.32
                                                          =============  ============    ============  =============

DILUTED
Weighted average common shares outstanding                       8,022         7,479           7,953          7,438
Dilutive effect of stock options and warrants                        -           527               -            571
                                                          -------------  ------------    ------------  -------------
Shares used in diluted net income (loss) per
share calculation                                                8,022         8,006           7,953          8,009
                                                          =============  ============    ============  =============
Diluted net income (loss) per share                         $    (0.20)   $     0.19      $    (0.04)    $     0.30
                                                          -------------  ------------    ------------  -------------



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITIONS

    In February 1998, Advent issued 250,000 shares of Advent's common stock in exchange for all of the outstanding shares of MicroEdge, Inc., a private software development company based in New York. MicroEdge is the leading provider of software products to foundations, corporations and other organizations to manage their grant-making activities. This business combination was accounted for as a pooling of interests. The results of operations as well as the assets and liabilities of MicroEdge in 1997 were not material to the consolidated results of operations or financial position of Advent.

    In May 1998, Advent issued 170,000 shares of Advent's common stock for substantially all of the assets of the Grants Management Division of Blackbaud, Inc., a privately held company located in Charleston, South Carolina. This acquisition combines the Grants Management product line from Blackbaud with MicroEdge with a consolidated installed base of over 1,200 organizations and over 5,000 users. Advent incurred a one-time write-off of in-process research and development and other expenses of $5.4 million in connection with this transaction.

RESULTS OF OPERATIONS

    NET REVENUES. Advent's net revenues for the second quarter of 1998 increased 43% to $16.7 million, compared with net revenues of $11.7 million for the second quarter of 1997, reflecting increases in each component of net revenues. Advent's net revenues for the six months ended June 30, 1998 increased 45% to $30.8 million, compared with net revenues of $21.3 million for the six months ended June 30, 1997, reflecting increases in each component of net revenues. License revenue and development fees for the second quarter of 1998 increased 57% to $8.6 million compared with license revenue and development fees of $5.5 million for the second quarter of 1997. License revenue and development fees for the six months ended June 30, 1998 increased 64% to $15.5 million compared with license revenue and development fees of $9.5 million for the six months ended June 30, 1997. The increase in license and development fees revenue for the three and six months ended June 30, 1998 was primarily due to higher development fees and the addition of MicroEdge, Inc. Maintenance and other recurring revenue for the second quarter of 1998 increased 31% to $5.8 million, compared with maintenance and other recurring revenue of $4.4 million for the second quarter of 1997. Maintenance and other recurring revenue for the six months ended June 30, 1998 increased 30% to $11.2 million, compared with maintenance and other recurring revenue of $8.6 million for the six months ended June 30, 1997. The increases in both periods were due primarily to a larger customer base, increased account management service, and the addition of MicroEdge. Professional services and other revenue for the second quarter of 1998 increased 28% to $2.3 million, compared with professional services and other revenue of $1.8 million for the second quarter of 1997. Professional services and other revenue for the six months ended June 30, 1998 increased 28% to $4.0 million, compared with professional services and other revenue of $3.2 million for the six months ended June 30, 1997. The increase for the three and six months ended June 30, 1998 was primarily due to higher product sales activity and multi-product sales, which generally require more professional services, the addition of MicroEdge, and revenues generated from Advent's spring conference.

    COST OF REVENUES. Advent's cost of revenues for the second quarter of 1998 increased 36% to $3.1 million, compared with cost of revenues of $2.3 million for the second quarter of 1997. Advent's cost of revenues for the six months ended June 30, 1998 increased 41% to $6.0 million, compared with cost of revenues of $4.2 million for the six months ended June 30, 1997. Cost of revenues as a percentage of net revenues was relatively stable at 19% for the three and six months ended June 30, 1998 compared with 20% for the three and six months ended June 30, 1997. Cost of license and development fees increased 411% to $634,000 in the second quarter of 1998 from $124,000 in the second quarter of 1997. Cost of license and development fees increased 318% to $1.2 million for the six months ended June 30, 1998, from $276,000 for the six months ended June 30, 1997. Cost of license and development fees as a percentage of the related revenues increased to 7% in the second quarter of 1998 from 2% in the second quarter of 1997. Cost of license and development fees as a percentage of the related revenues increased to 7% for the six months ended June 30, 1998 from 3% for the six months ended June 30, 1997. The increase in license and development fees for the three and six months ended June 30, 1998 was due to the costs associated with increased development fee projects. Cost of maintenance and other recurring revenues as a percentage of the related revenues was stable at 26% in the second quarter of 1998 and 1997. Cost of maintenance and other recurring revenues as a percentage of the related revenues increased to 27% for the six months ended June 30, 1998 from 24% for the six months ended June 30, 1997. Cost of maintenance and other recurring revenues increased 34% to $1.5 million for the second quarter of 1998, from $1.1 million for the second quarter of 1997. Cost of maintenance and other recurring revenue increased 44% to $3.0 million for the six months ended June 30, 1998, from $2.1 million for the six months ended June 30, 1997. This increase was due to increased staffing required to support larger and more complicated implementations. Cost of professional services and other revenue decreased 8% to $943,000 for the second quarter of 1998, compared with $1.0 million for the second quarter of 1997 and remained stable at $1.8 million for the six months ended June 30, 1998 and 1997. Cost of professional services and other revenue as a percentage of professional services and other revenue decreased to 41% in the second quarter of 1998 from 57% in the second quarter of 1997 and decreased to 44% for the six months ended June 30, 1998 from 58% for the six months ended June 30, 1997. The decrease was primarily due to savings associated with decreased staffing in professional services as the Company redeployed resources from professional services to implementation management and development fee projects in response to growing demands in those areas.

    SALES AND MARKETING. Advent's sales and marketing expenses for the second quarter of 1998 increased 50% to $5.7 million, compared with sales and marketing expenses of $3.8 million for the second quarter of 1997. Advent's sales and marketing expenses for the six months ended June 30, 1998 increased 53% to $10.8 million, compared with sales and marketing expenses of $7.1 million for the six months ended June 30, 1997. Sales and marketing expenses as a percentage of net revenues increased to 34% in the second quarter of 1998 from 32% in the second quarter of 1997. Sales and marketing expenses as a percentage of net revenues increased to 35% for the six months ended June 30, 1998 from 33% for the six months ended June 30, 1997. The increase in expense for the three and six months ended June 30, 1998 was primarily due to an increase in sales and marketing personnel and expenses resulting from the introduction of Advent Office and Advent Warehouse as well as focused efforts towards our Internet Initiative.

    PRODUCT DEVELOPMENT. Advent's product development expenses for the second quarter of 1998 increased 35% to $3.0 million, compared with product development expenses of $2.2 million for the second quarter of 1997. Advent's product development expenses for the six months ended June 30, 1998 increased 31% to $5.7 million, compared with product development expenses of $4.3 million for the six months ended June 30, 1997. Product development expenses as a percentage of net revenues decreased to 18% in the second quarter of 1998 from 19% in the second quarter of 1997. Product development expenses as a percentage of net revenues decreased to 18% for the six months ended June 30, 1998 from 20% for the six months ended June 30, 1997. Product development expenses for the three and six months ended June 30, 1998 increased primarily due to an increase in personnel as Advent has increased its product development efforts to accelerate the rate of product enhancements and new product introductions, and to the addition of MicroEdge. Product development expenses as a percentage of net revenues for the three and six months ended June 30, 1998 decreased primarily due to savings associated with decreased staffing in product development as the Company re-deployed resources from product development to license and development fee projects in response to growing demands in that area.

    GENERAL AND ADMINISTRATIVE. Advent's general and administrative expenses for the second quarter of 1998 increased 32% to $1.6 million, compared with general and administrative expenses of $1.2 million for the second quarter of 1997. Advent's general and administrative expenses for the six months ended June 30 1998, increased 49% to $3.5 million, compared with general and administrative expenses of $2.3 million for the six months ended June 30, 1997. The increase for the three and six months ended June 30, 1998 was due to increased staffing to support the growth of the Company. General and administrative expenses as a percentage of net revenues decreased to 10% for the second quarter of 1998 from 11% in the second quarter of 1997. General and administrative expenses as a percentage of net revenues were unchanged at 11% for the six months ended June 30, 1998, compared with the six months ended June 30, 1997. The decrease for the second quarter of 1998 compared with the second quarter of 1997 is due to economies of scale.

    PURCHASED RESEARCH AND DEVELOPMENT AND OTHER. In May 1998, Advent issued 170,000 shares of Advent's common stock for substantially all of the assets of the Grants Management Division of Blackbaud, Inc., a privately held company located in Charleston, South Carolina. Advent incurred a one-time write-off of in-process research and development and other expenses of $5.4 million in connection with this transaction.

    INTEREST INCOME, NET. Advent's net interest income for the second quarter of 1998 increased 26% to $388,000, compared with net interest income of $307,000 for the second quarter of 1997. Advent's net interest income for the six months ended June 30, 1998 increased 28% to $731,000, compared with net interest income of $572,000 for the six months ended June 30, 1997. The increase in the second quarter 1998 and the six months ended June 30, 1998, compared with the second quarter of 1997 and the six months ended June 30, 1998 was due to a higher cash and short-term investment balance.

    PROVISION FOR INCOME TAXES. The Company recorded a provision for income taxes of $522,000 for the six months ended June 30, 1998 based on its pre-tax earnings using an effective tax rate of 264%. Income tax expense does not bear a normal relationship to income before income taxes primarily due to the tax impact of the costs arising from the Company's acquisitions. The Company is planning to implement a tax planning strategy in the third quarter, which will reduce the effective tax rate and expects the annual effective tax rate to be 34% for the remainder of fiscal 1998. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved. The Company had an effective tax rate of 36.9% for fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and  short-term  investments  totaled  $39.9  million at June 30,  1998 compared with $36.1 million at December 31, 1997. The increase in cash and short-term investments was primarily due to cash provided by operating activities.

    Advent believes that its existing cash and short-term investments and cash expected to be generated from operations will be sufficient to meet its cash and capital requirements at least through fiscal 1998.

IMPACT OF YEAR 2000 ISSUE

     Advent's  products have been and will  continue to be Year 2000  compliant.
Year 2000 compliant means that Advent's products will continue to operate substantially in accordance with Advent's published documentation on and after January 1, 2000. In addition, internal systems that Advent relies upon for day-to-day operations are believed to be Year 2000 compliant. Accordingly, Advent does not anticipate incurring significant expenditures related to Year 2000 issues.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None.

ITEM 2. CHANGES IN SECURITIES

    In connection with the May 22, 1998 acquisition of substantially all of the assets of the Grants Management Division of Blackbaud, Inc., a privately held company located in Charleston, South Carolina. Advent issued a total of 170,000 shares of Advent's common stock to Blackbaud. Advent relied upon the exemptions from registration provided by Rule 506 of Regulation D, and Section 4(2) under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At Advent's Annual Meeting of Stockholders held May 13, 1997, the following matters were voted upon by stockholders pursuant to proxies solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934:

    The following individuals were elected to the Board of Directors:

                                        Votes              Votes
                                         For              Withheld
                                   ---------------     --------------

Stephanie G. DiMarco                  6,242,313            104,105

Frank H. Robinson                     6,242,503            103,915

Wendell G. Van Auken                  6,242,503            103,915

William F. Zuendt                     6,242,503            103,915

Monte Zweben                          6,241,313            105,105


    The  following  proposals  were  approved  at  Advent's  Annual  Meeting  of
Stockholders:

                                                           Votes                Votes
                                                            For                Against               Abstained
                                                      ----------------     ----------------       ----------------


1. Amendment of the Company's 1992
      Stock Plan, increasing the shares
      reserved for issuance by 500,000.                  4,088,161            1,363,779              894,878


2. Amendment of the Company's 1995 Stock Purchase Plan,
      increasing the shares reserved for
      issuance by 200,000.                               4,974,227            469,611                902,580


3. Ratification of appointment of
      PricewaterhouseCoopers LLP as
      independent accountants for the 1998
      fiscal year.                                       6,343,544            1,511                  1,363


                                       11

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

          2.1 Asset Purchase Agreement between Advent, MicroEdge, Inc., a New York corporation and wholly-owned subsidiary of Advent, and Blackbaud, Inc., a South Carolina corporation dated May 22, 1998 (incorporated by reference to Advent's Report on Form 8-K dated May 22, 1998 and filed with the Commission on June 5, 1998).

          4.1 Form of Declaration of Registration Rights (incorporated by reference to Advent's Report on Form 8-K dated May 22, 1998 and filed with the Commission on June 5, 1998).

          27      Financial Data Schedule

     (b) Reports on Form 8-K

             On June 5, 1998, Advent filed a report on Form 8-K dated May 22, 1998. The report was filed in connection with the acquisition by Advent substantially all the assets of the Grants Management Division of Blackbaud, Inc., a South Carolina corporation. No financial statements were required to be filed.

                                                SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     ADVENT SOFTWARE, INC.

Dated:  August 13, 1998                   By: /s/    STEPHANIE G. DIMARCO
                                                 ----------------------------
                                                     Stephanie G. DiMarco
                                                  Chairman of the Board and
                                                   Chief Executive Officer



Dated:  August 13, 1998                   By: /s/    IRV H. LICHTENWALD
                                                 ----------------------------
                                                      Irv H. Lichtenwald
                                               Senior Vice President of Finance,
                                                    Chief Financial Officer
                                                         and Secretary