Form 10-Q
period 1998-09-30
ADVENT SOFTWARE INC /DE/
filed 1998-11-13
CIK 1002225

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]Quarterly  report pursuant to Section 13 or 15(d) of the Securities  Exchange
   Act of 1934 for the quarterly period ended September 30, 1998

                                       or

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

                                 Yes [X] No [ ]

    The number of shares of the Registrant's Common Stock outstanding as of October 31, 1998 was 8,176,452.

                                      INDEX



PART I.  FINANCIAL INFORMATION

          ITEM 1.      FINANCIAL STATEMENTS

                 Condensed Consolidated Balance Sheets                         3

                 Condensed Consolidated Statements of Operations               4

                 Condensed Consolidated Statements of Cash Flows               5

                 Notes to the Condensed Consolidated Financial
                 Statements                                                    6



           ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS                     7


PART II. OTHER INFORMATION

          Item 1.      Legal Proceedings                                      12

          Item 2.      Changes in Securities                                  12

          Item 3.      Defaults Upon Senior Securities                        12

          Item 4.      Submission of Matters to a Vote of Security Holders    12

          Item 5.      Other Information                                      12

          Item 6.      Exhibits and Reports on Form 8-K                       12

          Signatures                                                          13

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


                              ADVENT SOFTWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     SEP 30,          DEC 31,
                                                        1998             1997
------------------------------------------------------------------------------
(in thousands)                                      (unaudited)

                                     ASSETS

Current assets:
   Cash and short-term investments                $   44,950       $   36,056
   Accounts receivable, net                           15,381           12,226
   Prepaid expenses and other                          1,228            1,391
   Deferred income taxes                               1,418            1,418
                                                -------------    -------------
      Total current assets                            62,977           51,091
                                                -------------    -------------
Fixed assets, net                                      9,620            7,424
Other assets, net                                      4,265              770

      Total assets                                $   76,862       $   59,285
                                                =============    =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                               $      810       $      814
   Accrued liabilities                                 4,136            2,977
   Deferred revenues                                  11,189            6,832
   Income taxes payable                                3,381            1,632
                                                -------------    -------------
      Total current liabilities                       19,516           12,255
                                                -------------    -------------
Long-term liabilities:
   Other liabilities                                     932              537
                                                -------------    -------------
      Total liabilities                               20,448           12,792
                                                -------------    -------------
Stockholders' equity:
   Common stock                                           81               76
   Additional paid-in-capital                         46,055           37,776
   Retained earnings                                  10,278            8,641
                                                -------------    -------------
      Total stockholders' equity                      56,414           46,493
                                                -------------    -------------
      Total liabilities and stockholders'
      equity                                      $   76,862       $   59,285
                                                =============    =============

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ADVENT SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Three Months Ended Sept. 30,          Nine Months Ended Sept. 30,
                                                      ---------------------------------------------------------------------
                                                              1998            1997                  1998             1997
--------------------------------------------------------------------------------------------------------------------------

(in thousands, except per share data)                              (unaudited)                            (unaudited)

Revenues:
   License and development fees                         $    9,650      $    6,743            $   25,188      $    16,226
   Maintenance and other recurring                           6,460           4,633                17,652           13,247
   Professional services and other                           2,494           1,582                 6,520            4,737
                                                     --------------   -------------         -------------    -------------
      Net revenues                                          18,604          12,958                49,360           34,210
                                                     --------------   -------------         -------------    -------------
Cost of revenues:
   License and development fees                                777             143                 1,932              419
   Maintenance and other recurring                           1,526           1,351                 4,559            3,461
   Professional services and other                           1,024             782                 2,788            2,622
                                                     --------------   -------------         -------------    -------------
      Total cost of revenues                                 3,327           2,276                 9,279            6,502
                                                     --------------   -------------         -------------    -------------
        Gross margin                                        15,277          10,682                40,081           27,708
                                                     --------------   -------------         -------------    -------------
Operating expenses:
   Sales and marketing                                       5,955           4,016                16,736           11,084
   Product development                                       3,250           2,463                 8,920            6,807
   General and administrative                                1,784           1,386                 5,249            3,710
   Purchased research and development and other                  0               0                 5,422                0
                                                     --------------   -------------         -------------    -------------
      Total operating expenses                              10,989           7,865                36,327           21,601
                                                     --------------   -------------         -------------    -------------
        Income from operations                               4,288           2,817                 3,754            6,107
   Interest income, net                                        352             323                 1,083              894
                                                     --------------   -------------         -------------    -------------
        Income before income taxes                           4,640           3,140                 4,837            7,001
   Provision for income taxes                                1,578           1,133                 2,099            2,621
                                                     --------------   -------------         -------------    -------------

        Net income                                      $    3,062      $    2,007            $    2,738      $     4,380
                                                     ==============   =============         =============    =============

NET INCOME  PER SHARE DATA
Diluted
Net income per share                                    $     0.35      $     0.25            $     0.32      $      0.55
Shares used in per share calculations                        8,782           8,043                 8,662            8,020

Basic
Net income per share                                    $     0.38      $     0.27            $     0.34      $      0.59
Shares used in per share calculations                        8,162           7,541                 8,023            7,471


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ADVENT SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                        Nine Months Ended Sept. 30,
                                                                       ----------------------------
                                                                             1998             1997
---------------------------------------------------------------------------------------------------
(in thousands)                                                                    (unaudited)

Cash flows from operating activities:
   Net income                                                          $    2,738       $    4,380
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Purchased research and development                                    4,493                -
      Depreciation and amortization                                         2,357            1,364
      Provision for doubtful accounts                                          92               47
      Deferred income taxes                                                (1,500)            (196)
      Deferred rent                                                           395              (76)
      Cash provided by (used in) operating assets and liabilities:
        Accounts receivable                                                (3,806)          (3,117)
        Prepaid and other current assets                                      125             (454)
        Accounts payable                                                       (4)             155
        Accrued liabilities                                                 1,159              283
        Deferred revenues                                                   4,357            1,180
        Income taxes payable                                                1,750            1,779
        Net liabilities assumed in pooling of interests with Microedge     (1,101)               -
                                                                    -------------------------------
           Net cash provided by operating activities                       11,055            5,345
                                                                    -------------------------------
Cash flows from investing activities:
   Acquisition of fixed assets                                             (4,037)          (3,058)
   Deposits                                                                   106                -
                                                                    -------------------------------
           Net cash used in investing activities                           (3,931)          (3,058)
                                                                    -------------------------------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                   1,770            1,361
                                                                    -------------------------------
           Net cash provided by financing activities                        1,770            1,361
                                                                    -------------------------------
Net increase in cash and short-term investments                             8,894            3,648
Cash and short-term investments at beginning of period                     36,056           31,650
                                                                    -------------------------------
Cash and short-term investments at end of period                       $   44,950       $   35,298
                                                                    ===============================

Supplemental disclosure of cash flow information:
   Cash paid for income taxes                                          $    1,273       $    1,043

   Supplemental disclosure of non-cash transactions:
      Purchase of assets of the Grants Division of
      Blackbaud, Inc. for issuance of common stock,
      net of purchased research & development                          $    2,021       $        0


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ADVENT SOFTWARE, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

    The  condensed  consolidated  financial  statements  include the accounts of
Advent  Software,  Inc.  ("Advent")  and  its  wholly-owned  subsidiaries.   All
significant intercompany balances and transactions have been eliminated.

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

2.    Recent Accounting Pronouncements

    Advent has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", effective January 1, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. The components of comprehensive income that are excluded from net income are not significant, individually or in the aggregate, and therefore, no separate statement of comprehensive income has been presented.

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

5.   Net Income Per Share


                                                                         Three Months Ended             Nine Months Ended
                                                                            September 30,                  September 30,
                                                                         1998          1997             1998           1997
---------------------------------------------------------------------------------------------    ---------------------------

Net income                                                          $    3,062    $    2,007       $   2,738     $    4,380
Reconciliation of shares used in basic and diluted
per share calculations

BASIC
Weighted average common shares outstanding                               8,162         7,541           8,023          7,471
                                                                    -----------   -----------      ----------    -----------
Shares used in basic net income per share calculation                    8,162         7,541           8,023          7,471
                                                                    ===========   ===========      ==========    ===========
Basic net income per share                                          $     0.38    $     0.27       $    0.34     $     0.59
                                                                    ===========   ===========      ==========    ===========

DILUTED
Weighted average common shares outstanding                               8,162         7,541           8,023          7,471
Dilutive effect of stock options and warrants                              620           502             639            549
                                                                    -----------   -----------      ----------    -----------
Shares used in diluted net income per share calculation                  8,782         8,043           8,662          8,020
                                                                    ===========   ===========      ==========    ===========
Diluted net income per share                                        $     0.35    $     0.25      $     0.32     $     0.55
                                                                    -----------   -----------      ----------    -----------





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

RESULTS OF OPERATIONS

NET REVENUES. Advent's net revenues for the third quarter of 1998 increased 44% to $18.6 million, compared with net revenues of $13 million for the third quarter of 1997, reflecting increases in each component of net revenues. Advent's net revenues for the nine months ended September 30, 1998 increased 44% to $49.4 million, compared with net revenues of $34.2 million for the nine months ended September 30, 1997, reflecting increases in each component of net revenues. License revenue and development fees for the third quarter of 1998 increased 43% to $9.7 million compared with license revenue and development fees of $6.7 million for the third quarter of 1997. License revenue and development fees for the nine months ended September 30, 1998 increased 55% to $25.2 million compared with license revenue and development fees of $16.2 million for the nine months ended September 30, 1997. The increase in license and development fees revenue for the three and nine months ended September 30, 1998 was primarily due to higher license and development fees, deployment of multi-product transactions, and the addition of MicroEdge, Inc. Maintenance and other recurring revenue for the third quarter of 1998 increased 39% to $6.5 million, compared with maintenance and other recurring revenue of $4.6 million for the third quarter of 1997. Maintenance and other recurring revenue for the nine months ended September 30, 1998 increased 33% to $17.7 million, compared with maintenance and other recurring revenue of $13.2 million for the nine months ended September 30, 1997. The increases in both periods were due primarily to a larger customer base, increased account management service, and the addition of MicroEdge and Blackbaud. Professional services and other revenue for the third quarter of 1998 increased 58% to $2.5 million, compared with professional services and other revenue of $1.6 million for the third quarter of 1997. Professional services and other revenue for the nine months ended September 30, 1998 increased 38% to $6.5 million, compared with professional services and other revenue of $4.7 million for the nine months ended September 30, 1997. The increase for the three and nine months ended September 30, 1998 was primarily due to higher product sales activity and multi-product sales, which generally require more professional services, the addition of MicroEdge, and revenues generated from Advent's fall conference. The fall conference in 1997 was held in the fourth quarter. This will cause irregular year to year comparisons for the third and fourth quarters of this year.

COST OF REVENUES. Advent's cost of revenues for the third quarter of 1998 increased 46% to $3.3 million, compared with cost of revenues of $2.3 million for the third quarter of 1997. Advent's cost of revenues for the nine months ended September 30, 1998 increased 43% to $9.3 million, compared with cost of revenues of $6.5 million for the nine months ended September 30, 1997. Cost of revenues as a percentage of net revenues was stable at 18% for the three months ended September 30, 1998 and 1997, and 19% for the nine months ended September 30, 1998 and 1997. Cost of license and development fees increased to $777,000 in the third quarter of 1998 from $143,000 in the third quarter of 1997, and increased to $1.9 million for the nine months ended September 30, 1998 from $419,000 for the nine months ended September 30, 1997. Cost of license and development fees as a percentage of the related revenues increased to 8% in the third quarter of 1998 from 2% in the third quarter of 1997, and increased to 8% for the nine months ended September 30, 1998 from 3% for the nine months ended September 30, 1997. The increase in cost of license and development fees for the three and nine months ended September 30, 1998 was due to the costs associated with increased development fee projects. Cost of maintenance and other recurring revenues increased 13% to $1.5 million for the third quarter of 1998 from $1.4 million for the third quarter of 1997 and increased 32% to $4.6 million for the nine months ended September 30, 1998, from $3.5 million for the nine months ended September 30, 1997. This increase was due to increased staffing required to support a larger customer base and more complex implementations. Cost of maintenance and other recurring revenues as a percentage of the related revenues decreased to 24% in the third quarter of 1998 from 29% in the third quarter of 1997 and remained stable at 26% for the nine months ended September 30, 1998 and 1997. The decrease in the third quarter was due to economies of scale. Cost of professional services and other revenue increased 31% to $1.0 million for the third quarter of 1998, compared with $782,000 for the third quarter of 1997. Cost of professional services and other revenue increased 6% to $2.8 million for the nine months ended September 30, 1998 from $2.6 million for the nine months ended September 30, 1997. The increase was primarily due to the Advent fall conference being held in the third quarter. Last year the conference was held in the fourth quarter. This will cause irregular year to year comparisons for the third and fourth quarters of this year. Cost of professional services and other revenue as a percentage of the related revenues decreased to 41% in the third quarter of 1998 from

49% in the third quarter of 1997 and decreased to 43% for the nine months ended September 30, 1998 from 55% for the nine months ended September 30, 1997. The decrease was primarily due to savings associated with decreased staffing in professional services as the Company redeployed resources from professional services to implementation management and development fee projects in response to growing demands in those areas.

    SALES AND MARKETING. Advent's sales and marketing expenses for the third quarter of 1998 increased 48% to $6.0 million, compared with sales and marketing expenses of $4.0 million for the third quarter of 1997. Advent's sales and marketing expenses for the nine months ended September 30, 1998 increased 51% to $16.7 million, compared with sales and marketing expenses of $11.1 million for the nine months ended September 30, 1997. Sales and marketing expenses as a percentage of net revenues increased to 32% in the third quarter of 1998 from 31% in the third quarter of 1997. Sales and marketing expenses as a percentage of net revenues increased to 34% for the nine months ended September 30, 1998 from 32% for the nine months ended September 30, 1997. The increase in expense for the three and nine months ended September 30, 1998 was primarily due to an increase in sales and marketing personnel and expenses resulting from the introduction of Advent Office and Advent Warehouse as well as focused sales and marketing efforts towards our Internet initiative.

    PRODUCT DEVELOPMENT. Advent's product development expenses for the third quarter of 1998 increased 32% to $3.3 million, compared with product development expenses of $2.5 million for the third quarter of 1997. Advent's product development expenses for the nine months ended September 30, 1998 increased 31% to $8.9 million, compared with product development expenses of $6.8 million for the nine months ended September 30, 1997. Product development expenses for the three and nine months ended September 30, 1998 increased primarily due to an increase in personnel as Advent has increased its product development efforts to accelerate the rate of product enhancements and new product introductions, and due to the addition of MicroEdge. Product development expenses as a percentage of net revenues decreased to 17% in the third quarter of 1998 from 19% in the third quarter of 1997. Product development expenses as a percentage of net revenues decreased to 18% for the nine months ended September 30, 1998 from 20% for the nine months ended September 30, 1997. Product development expenses as a percentage of net revenues for the three and nine months ended September 30, 1998 decreased, primarily due to the redeployment of resources from product development to license and development fee projects in response to growing demands in that area.

    GENERAL AND ADMINISTRATIVE. Advent's general and administrative expenses for the third quarter of 1998 increased 29% to $1.8 million, compared with general and administrative expenses of $1.4 million for the third quarter of 1997. Advent's general and administrative expenses for the nine months ended September 30 1998, increased 41% to $5.2 million, compared with general and administrative expenses of $3.7 million for the nine months ended September 30, 1997. The increase for the three and nine months ended September 30, 1998 was due to increased staffing to support the growth of the Company. General and administrative expenses as a percentage of net revenues decreased to 10% for the third quarter of 1998 from 11% in the third quarter of 1997. General and administrative expenses as a percentage of net revenues were unchanged at 11% for the nine months ended September 30, 1998, compared with the nine months ended September 30, 1997. The decrease for the third quarter of 1998 compared with the third quarter of 1997 is due to economies of scale.

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

    INTEREST INCOME, NET. Advent's net interest income for the third quarter of 1998 increased 9% to $352,000, compared with net interest income of $323,000 for the third quarter of 1997. Advent's net interest income for the nine months ended September 30, 1998 increased 21% to $1.1 million, compared with net interest income of $894,000 for the nine months ended September 30, 1997. The increase in the third quarter 1998 and the nine months ended September 30, 1998, compared with the third quarter of 1997 and the nine months ended September 30, 1998 was due to a higher cash and short-term investment balance.

    PROVISION FOR INCOME TAXES. For the nine months ended September 30, 1998 the Company recorded a tax provision of $2,099 based on its pretax income using an effective tax rate of 43.4%. Income tax expense does not bear a normal relationship to income before income taxes primarily due to the tax impact of the costs arising from the Company's acquisitions. The Company implemented a tax planning strategy in the third quarter, which reduced the effective tax rate to 34% and expects the rate to approximate 34% going forward. However, the annual effective rate for 1998 will be higher since this tax strategy was not effective for the entire year. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved. The Company had an effective tax rate of 36.9% for fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and short-term investments totaled $44.9 million at September 30, 1998 compared with $36.1 million at December 31, 1997. The increase in cash and short-term investments was primarily due to cash provided by operating activities.

    Advent believes that its existing cash and short-term investments and cash expected to be generated from operations will be sufficient to meet its cash and capital requirements at least through fiscal 1999.

IMPACT OF YEAR 2000 ISSUE

     Some of the computer programs used by Advent in its internal operations rely on time-sensitive software that was written using two digits rather than four to identify the applicable year. These programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Additionally, as Advent is in the business of software production, year 2000 issues may affect products which are being sold externally, although, to the best of the Company's knowledge,
Advent's products have been designed to be and continue to be Year 2000 Compliant. Year 2000 Compliant means that Advent's products will continue to operate substantially in accordance with Advent's published documentation on and after January 1, 2000.

The Company is currently conducting an in-depth review of the internal systems that it uses to conduct day-to-day business in order to identify and modify those products, services and systems that are not Year 2000 Compliant. The Company believes any modifications deemed necessary will be made on a timely basis and estimates that the cost of such modifications will not have a material effect on the Company's operating results. Additionally, the Company is in the process of evaluating the need for contingency plans with respect to Year 2000 requirements, both in internal operations and for its product sales. The necessity of any contingency plan must be evaluated on a case-by-case basis and will vary considerably in nature depending on the Year 2000 issue it may need to address.

     The Company's expectations as to the extent and timeliness of modifications required in order to achieve Year 2000 compliance is a forward-looking statement subject to risks and uncertainties. Actual results may vary materially as a result of a number of factors, including, among others, those described in this paragraph. There can be no assurance that the Company will be able to successfully modify on a timely basis such products, services and systems to comply with Year 2000 requirements, nor that the Company's contingency plans will prove effective in the event that the Company fails to achieve Year 2000 Compliance, nor that the cost of such procedures will not exceed original estimates, any of which could have a material adverse effect on the Company's operating results. Additionally, during the next twelve months there is likely to be an increased customer focus on addressing Year 2000 issues, creating the risk that customers may reallocate capital expenditures to fix year 2000 problems of existing systems. Although Advent has not experienced the effects of such a trend to date, if customers defer purchases of the Company's software because of such a reallocation, it could adversely effect the Company's operating results.

FORWARD-LOOKING STATEMENTS

    The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains trend analysis and other forward-looking statements that are based on current expectations and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties, which are difficult to predict.
Therefore, actual results could differ materially from those expressed or forecasted in the forward-looking statements as a result of the factors summarized below and other risks detailed from time to time in reports filed with the Securities and Exchange Commission, including Advent's 1997 Annual Report to Stockholders, incorporated by reference in Advent's 1997 Form 10-K Report. Additionally, the financial statements for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year.

Advent  operates in a rapidly  changing  environment  that  involves a number of risks, some of which are beyond Advent's control. These risks include the potential for period to period fluctuations in operating results and the dependence on the successful development and market acceptance of new products and product enhancements on a timely, cost effective basis, as well as the stability of financial markets, maintenance of Advent's relationship with Interactive Data and price and product/performance competition. In particular, Advent's net revenues and operating results have varied substantially from period-to-period on a quarterly basis and may continue to fluctuate due to a number of factors. Advent's software products typically are shipped shortly after receipt of a signed license agreement. License backlog at the beginning of any quarter typically represents only a small portion of that quarter's expected revenues. In addition, as Advent's licenses into multi-user networked environments have increased both in individual size and number, the timing and size of individual license transactions are becoming increasingly important factors in Advent's quarterly operating results. The sales cycles for these transactions are often lengthy and unpredictable, and the ability to close large license transactions on a timely basis or at all could cause additional variability in Advent's quarterly operating results. In addition, the Company's results could be adversely impacted by generic issues surrounding market volatility, global economic uncertainty and reductions in capital expenditures by large customers.

    Advent's future success will continue to depend upon its ability to develop new products, such as Moxy, Qube, and Geneva, that address the future needs of its target markets and to respond to emerging industry standards and practices. Advent is directing a significant amount of its product development efforts to the on-going development of Geneva. The failure to achieve widespread market acceptance of Geneva on a timely basis would adversely affect Advent's business and operating results. To take advantage of the Internet, Advent has launched an Internet initiative whereby it is developing services, both announced and unannounced, to bring Internet-based products and services to clients. The first of these services, Rex, was launched during the second quarter of 1997. As Advent begins development of new products and services under its Internet initiative, it has and will continue to enter into development agreements with information providers, clients, or other companies in order to accelerate the delivery of new products and services. There can be no assurance that Advent will be successful in marketing Rex or in developing other Internet services. Advent's failure to do so could adversely affect Advent's business and operating results.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    None.

Item 2. Changes in Securities

    None.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

Item 5. Other Information

    None.

Item 6. Exhibits And Reports On Form 8-K

    (a)  Exhibits

             27     Financial Data Schedule

    (b) Reports on Form 8-K

             None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 ADVENT SOFTWARE, INC.

Dated:  November 13, 1998                 By: /s/    STEPHANIE G. DIMARCO
                                              ----------------------------
                                                     Stephanie G. DiMarco
                                                  Chairman of the Board and
                                                   Chief Executive Officer



Dated:  November 13, 1998                 By: /s/    IRV H. LICHTENWALD
                                              --------------------------
                                                     Irv H. Lichtenwald
                                               Senior Vice President of Finance,
                                                   Chief Financial Officer
                                                        and Secretary