Form 10-K
period 1998-12-31
ADVENT SOFTWARE INC /DE/
filed 1999-03-26
CIK 1002225

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number: 0-26994

                              ADVENT SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                  94-2901952
 (State of incorporation)               (IRS Employer Identification Number)

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

The number of shares of the registrant's Common Stock outstanding as of March 17, 1999 was 8,295,388. The aggregate market value of the registrant's Common Stock held by non-affiliates, based upon the closing price on March 17, 1999, as reported on the Nasdaq National Market System, was approximately $227.7 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following documents are incorporated by reference into Parts II and III of this Form 10-K: (1) 1998 Annual Report to Stockholders of the Registrant (Part II of this Form 10-K); and (2) Definitive Proxy Statement for the registrant's Annual Meeting of Stockholders to be held May 4, 1999 (Part III of this Form 10-K).

PART I

ITEM 1. BUSINESS

OVERVIEW

    Advent Software, Inc. (Advent) is a leading provider of stand-alone and client/server software products, data interfaces and related services that automate and integrate certain mission-critical functions of investment management organizations. Advent Office(TM), an Enterprise Investment Management
(EIM) solution, is an integrated suite of products designed to automate the entire investment management process. The Advent Office suite contains Axys(R), a portfolio accounting and management system, Moxy(R), a trading and order management system, Qube(R), a client relationship management system, Rex(TM), an automated reconciliation system, Advent Warehouse(TM), an investment data warehouse solution, Advent Partner(TM), an investment partnership accounting system, Advent Browser Reporting(TM), an Internet-based solution to access Advent Office information, and Open G/L, a component that allows users to integrate portfolio management data with their general ledger systems. Advent also provides Geneva(R), a real-time accounting and portfolio management solution for global financial institutions, and Gifts for Windows(TM), a grants management solution for the grant-giving community. These products address the need to facilitate the management of increasingly large and complex information and data flows both within investment management organizations and between such organizations and third parties, such as brokerage firms, clients, custodians, banks, pricing services and other data providers. Our products are designed to reduce client costs, improve the accuracy of client information, and generally enable clients to devote more time to improving the service they provide to their customers rather than focusing on operational details. Our strategy is to develop long-term client relationships and to maintain a high level of lifetime client satisfaction which we believe will result in additional recurring revenues from new product licenses, renewals of existing maintenance contracts and the introduction and adoption of new data products.

    Our clients include many of the world's leading investment management organizations. These organizations vary significantly in size, assets under management and the complexity of their investment environments. At present, we have licensed our products to over 5,400 institutions in 36 countries for use by more than 30,000 concurrent users.

    We were incorporated in 1983 in California and reincorporated in the State of Delaware in November 1995.

INDUSTRY BACKGROUND

    The investment management business includes a range of organizations that manage investment portfolios, including investment advisors, brokerage firms, banks and hedge funds. In addition, corporations, public funds, foundations, universities and non-profit organizations manage investment portfolios and perform similar portfolio management functions. Recently, the investment management industry has experienced significant growth which, in combination with other factors, has led to increasing demand for software products that automate, simplify and integrate functions within investment management organizations. This increasing demand is driven by several industry dynamics. Financial assets under management have increased substantially during the last decade. As the value of total financial assets under management has increased, there has been a substantial increase in the number of investment management organizations and a steady introduction of increasingly sophisticated financial instruments. As a result, investment managers are faced with increasingly complicated portfolio accounting and management requirements. Investment management organizations are subject to extensive and evolving industry standards and government regulations. These dynamics have increased the volume and complexity of information and data flows within investment management organizations and between such organizations and third parties, such as brokerage firms, clients, custodians, banks, pricing services and other data providers. Consequently, investment management organizations require more sophisticated and integrated software products for their front, middle and back offices. (Front office includes the marketing and customer relationship management aspect of dealing with customers; middle office focuses on trade order management and trading workflow; and the back office includes the accounting functions of the organization.) In order to operate efficiently within this environment, investment management organizations must automate and integrate their mission-critical and labor-intensive functions, including (i) investment decision support and client relationship management, (ii) order management and trading and (iii) portfolio accounting, performance measurement, report generation and compliance. Investment management organizations historically have relied on internally developed systems, timesharing services or simple spreadsheet-based systems to manage information flows. Due to inherent limitations in each of these types of systems, investment management
organizations   are  demanding   highly   functional,
easy-to-use, scalable, cost-effective and flexible software applications that automate and integrate their mission-critical business functions.

SOFTWARE PRODUCTS

    We offer an integrated suite of software products for automating and integrating work and data flows across the investment management organization, as well as the information flows between the investment management organization and external parties. Our products are intended to reduce client costs, improve the accuracy of client information and generally enable clients to improve the service they provide to their customers rather than focusing on operational details. Each software component in the Advent Office suite focuses on certain mission-critical functions of the investment management organization. Each Advent Office implementation is tailored to meet the needs of a particular market segment, as determined by size, assets under management and complexity of the investment environment. In addition, we believe that our Enterprise Investment Management solution is well suited for the investment management functions of corporations, public funds, partnerships, foundations, universities and non-profit organizations.

    An Enterprise Investment Management solution is an evolutionary process which encompasses three phases:
o Investment Process Integration - involves the integration of front-, mid-, and back-office components with each other as well as with standard productivity applications such as Microsoft Word(R) and Excel(R). This integration eliminates ineffective communication between processes, minimizes processing errors, and enables growth by reducing bottlenecks within the company.
o Data Collection and Reconciliation - enables the investment firm to integrate the external data regarding pricing and settlements so that the firm can quickly and efficiently settle transactions and monitor performance in an automated fashion.
o Customer Responsiveness - incorporates the capability for more effective communication with customers related to their needs and holdings with the firm. This capability also enables decision makers for the firm to have timely access to information in order to make more effective decisions on behalf of the clients.

BACK OFFICE

    We offer three portfolio accounting and management systems: Axys, Advent Partner and Geneva, each targeted at a different market segment, to automate the back office functions.

    Axys, our core product, introduced in 1993, is a highly functional portfolio accounting and management system targeted towards investment management organizations of all sizes. Axys provides investment professionals with broad portfolio accounting functionality, timely decision support, sophisticated performance measurement and flexible reporting. Specifically, clients can record, account for and report on a variety of investment instruments, including equities, fixed income, mutual funds and cash. Axys users gain access on demand to portfolio holdings, asset allocation, realized and unrealized gains and losses, actual and projected income and other valuable data. Portfolio performance can be measured for individual portfolios or related groups, and for any specified time period. Investment professionals can choose from over 200 pre-defined reports with flexible "as-of" reporting, which can be customized as to formats and fonts. Clients can easily generate fully customized reports with the assistance of the Axys Report Writer. Clients can also produce presentation-quality graphics via an integrated link with Microsoft Excel's charting capability. In addition, Axys offers integrated multicurrency capabilities which, among other things, allows reports to be restated in any currency, tracks reclaimable foreign withholding tax, and can identify components of return attributable to market prices versus currency rate fluctuations.

    Axys also provides integration with a variety of investment tools and data. These include (i) trade order management via Moxy, (ii) pricing, corporate actions, analytics and fundamental data via interfaces to data vendors, (iii) automatic data entry and reconciliation of trades with interfaces to the Depository Trust Corporation (DTC), brokerage firms and custodians (iv) through the Internet via our custodial data service and software, and (v) Internet reporting via the Advent Browser Reporting service, our Internet reporting service.

    Advent Partner, introduced in December 1996, is an investment partnership allocation solution which integrates with Axys. This product is specifically designed for hedge funds, venture funds and limited investment partnerships who face the complex and time-consuming task of consistently and accurately accounting for and reporting on partnership tax allocation and other activities. The Windows-based system tracks partner-specific information, handles the complexities of allocating realized and unrealized gains for tax purposes, allocates performance incentive fees, provides on-demand partner and partnership reporting on an economic or tax allocation basis and streamlines the production of partnership tax returns (K-1's).

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

    REX, introduced in February 1997, is the Advent Office solution for reconciliation management. REX is integrated with Axys and is designed for firms that want to electronically reconcile their Axys information against their custodial information. REX automates matching and helps users identify exceptions, correct or add transactions to their portfolios or communicate and track changes required by their custodian.

    Advent Warehouse, introduced in 1998, is a complete data warehouse solution that allows investment professionals to readily access investment data regardless of how the data was created or maintained, without impacting the performance of their high volume transaction-based Advent Office systems. Relational technology and data warehousing tools provide an open environment for ad hoc decision support and customized reporting on enterprise wide investment information. Investment professionals can take advantage of the sea of information captured during the investment process to improve client service and gain competitive advantage.

  Advent Browser Reporting for Investors, introduced in 1998, allows investment managers to post Axys reports to a secure website where individual clients can access these reports 24 hours a day, 7 days a week. Advent Browser Reporting for Enterprise Users allows investment professionals the ability to access Axys from remote locations via the Internet and run Axys reports as if they were in their office.

MIDDLE OFFICE

    Moxy, introduced in 1995, automates and streamlines the trading and order management process. Moxy can be integrated with any portfolio accounting system, facilitates accurate trade order management and preparation, tracks trade order status, automates the allocation of block trades across multiple portfolios and electronically interfaces with Axys to provide an integrated solution. Moxy supports fixed income, mutual funds and equity trading and offers multicurrency capabilities. Moxy enables investment managers to accurately adjust portfolio holdings, rebalance portfolios against models, interactively assess "what-if" scenarios and automatically create orders to be executed. For traders, Moxy tracks cash and positions during the trading day, enables the accurate preparation of block trades and internal electronic trade tickets, facilitates compliance with investment restrictions and trading requirements and minimizes trading errors. Moxy also allows traders and others to view the status of orders via customizable screens and maintain an electronic audit trail of the trade process. Moxy automates the allocation process of partial and complete executions and allows the user to send allocation results by fax directly from the computer to brokers and banks. Moxy allows clients using OASYS, an electronic allocation system, to communicate allocations to brokers electronically. Moxy also provides Internet-ready electronic order routing based on the industry standard FIX messaging protocol so that Moxy users can route trades electronically to any FIX-compliant broker or crossing network that supports the Internet or other TCP/IP connections. In the future, Moxy will have additional electronic links that instantly communicate trade and allocation information to brokers and custodians. Moxy electronically posts allocated trades into Axys on demand, eliminating time-consuming and error-prone manual entry.

FRONT OFFICE

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

    Advent Browser Reporting for Decision Makers puts the power of data analysis on the portfolio managers desktop via the Internet. Using On-line Analytical Processing (OLAP) tools, investment data can be sliced and diced to improve the decision making process.

GRANTS MANAGEMENT

  Advent's wholly-owned subsidiary, MicroEdge, acquired in February 1998, provides grants management systems. Gifts for Windows is a proposal tracking and grants management system that allows the user to retrieve and classify requests, generate personalized letters, manage contracts, schedule and monitor activities and maintain complete organization history track payments, contingencies and reports due. This software product is primarily used by the philanthropic community such as foundations, corporations and other organizations to manage their grant-making activities.

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

    In November 1998, Advent acquired HubData, which consolidates securities information and data from various third party providers such as Muller Data, J.J. Kenny, Interactive Data and others, and provides services to a range of financial institutions via electronic interfaces to many portfolio software systems.

    Due to the mission-critical nature of Advent's products, many clients purchase annual maintenance contracts which entitle them to technical support and product upgrades as they become available. Advent continually upgrades and enhances its products to respond to changing market needs, evolving regulatory requirements and new technologies.

INTERNET INITIATIVE

    Advent believes that the Internet can be a low-cost communications platform to integrate external information into Advent products, thereby providing Advent clients with straight through processing of business information. To take advantage of the Internet, Advent has launched an Internet Initiative whereby it is developing services, both announced and unannounced, to bring Internet-based products and services to clients. The first of these services, Custodial Data Service, was launched during the second quarter of 1997. Using the Internet, Advent's Custodial Data Service consolidates communication and information from all participating custodians, enabling Advent clients to quickly and easily reconcile transactions and holdings with a click of the mouse. The second is Advent Browser Reporting, introduced in 1998. Advent Browser Reporting is a reporting component of Advent Office, which provides users the ability to access Advent Office information through a web browser.

    From time to time, as Advent begins development of new products and services, including its Internet Initiative, it plans to continue to enter into development agreements with information providers, clients, or other companies in order to accelerate the delivery of new products and services.

PROFESSIONAL SERVICES

    Professional services consist of consulting, implementation management, integration management, custom programming, and training. To ensure a successful product implementation, consultants assist clients with the initial installation of a system, assist in the conversion of the client's historical data and provide ongoing training and education. Consulting services may be required for as little as two days for small systems or up to many weeks for large implementations. Advent believes that its consulting services facilitate a client's early success with its products, strengthen the relationship with the client and generate valuable feedback for Advent.

    Implementation management provides a single point-of-contact who will work closely with our client's project team to plan the implementation, optimize the use of Advent products, coordinate Advent resources, advocate on their behalf, and minimize schedule delays and project risks. Additionally, an Implementation Manager will document the implementation from planning through production.

    Integration management provides services in implementations with more complex needs. Integration Managers work with the clients during implementation to integrate their systems and workflows with Advent products. The services include: development of custom interfaces from back-office systems to Advent's Axys and Moxy products, configuration and management of large volumes of data, and strategies for deployment of Advent products for distributed sites.

    Advent provides its clients with custom programming services that enable clients to tailor end-user reports to their own specifications. Advent also provides training sessions to its clients at various sites across the country.

CLIENTS

    Advent's clients vary significantly in size and assets under management and include investment advisors, brokerage firms, banks, hedge funds, corporations, public funds, universities and non-profit organizations. At present, Advent has licensed its products to over 5,400 institutions in 36 countries for use by more than 30,000 concurrent users.

SALES AND MARKETING

    Sales

    Advent sells its products and services through a direct sales organization comprised of field sales and telesales representatives. Advent's field sales force is organized by geographic region and is primarily responsible for selling Advent Office to mid-sized and large investment management organizations. Advent has sales offices in San Francisco, CA, New York, NY and Cambridge, MA. Advent's telesales organization is primarily focused on selling Advent's products to existing Axys clients and small and mid-sized investment management organizations. Advent's telesales representatives are located in San Francisco, New York, Cambridge, MA and Melbourne, Australia. Advent's sales force is supported by extensive ongoing product and sales training.

    Marketing

    The marketing department is responsible for assessing market opportunities, product planning and management and specific sales support. In addition to its traditional marketing functions, the marketing organization is actively involved in a process called "Market ValidationSM," using a system of interaction with and input from potential and existing clients, product development, sales and client services and support departments to define the scope, features and functionality of new products and product upgrades. In addition, product managers are responsible for all phases of a product life cycle from product development through product introduction and beyond. The marketing department is also responsible for corporate marketing, including generating client leads, targeted direct mail campaigns, seminars, advertising, trade shows and conferences and public relations efforts and also provides the sales force with appropriate written and electronic materials to use during the sales process.

PRODUCT DEVELOPMENT

    In recent years, Advent has substantially increased its product development expenditures in order to accelerate the rate of new product introductions, incorporate new technologies and sustain the quality of its products. In 1998, 1997, and 1996, Advent's product development expenditures were approximately $12.6 million, $9.4 million, and $6.7 million, respectively. In addition to engineering, quality assurance and documentation, Advent's product development activities include the identification and validation of product specifications.

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

    There can be no assurance that Advent will be successful in developing, introducing and marketing new products or product enhancements on a timely and cost effective basis, if at all, or that its new products and product enhancements will adequately meet the requirements of the marketplace or achieve market acceptance. Delays in the commencement of commercial shipments of new products or enhancements may result in client dissatisfaction and delay or loss of product revenues. If Advent is unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or client requirements, or if new products or new versions of existing products do not achieve market acceptance, Advent's business, operating results and financial condition would be materially adversely affected. In addition, Advent's ability to develop new products and product enhancements is dependent upon the products of other software vendors, including certain system software vendors, such as Microsoft Corporation, database vendors and development tool vendors. In the event that the products of such vendors have design defects or flaws, or if such products are unexpectedly delayed in their introduction, Advent's business, operating results and financial condition could be materially adversely affected. Software products as complex as those offered by Advent may contain undetected defects or errors when first introduced or as new versions are released. Although Advent has not experienced material adverse effects resulting from any software errors, there can be no assurance that, despite testing by Advent and its clients, defects or errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon Advent's business, operating results and financial condition.

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

EMPLOYEES

    As of December 31, 1998, Advent had 481 full-time employees, including 54 in sales, 75 in professional services, 43 in marketing, 129 in product development, 109 in client services and support and 71 in finance, administration, operations and general management. Advent believes that it maintains competitive compensation, benefits, equity participation and work environment policies to assist in attracting and retaining qualified personnel. Advent's success depends to a significant extent upon a limited number of members of senior management and other key employees, including Stephanie DiMarco, Advent's Chairman of the Board and Chief Executive Officer. The loss of the service of one or more senior managers or other employees could have a material adverse effect upon Advent's business, operating results and financial condition. None of Advent's employees is represented by a labor union. Advent has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2. PROPERTIES

    Advent leases office space in facilities in San Francisco, CA, New York, NY, Millburn, NJ, Cambridge, MA, and Melbourne, Australia. Advent has three separate leases in San Francisco, a 59,000 square foot lease that expires in 2008 with a 5 year extension option, a 32,000 square foot lease in an adjacent building that expires in 2004, and a 60,000 square foot lease that expires in 2009. These are Advent's principal executive offices, where product development, marketing, technical support and production are located. Advent leases two separate office spaces in New York; a 12,100 square foot lease and another 5,300 square foot lease in the same building, expiring in 2003 and a 28,500 square foot lease for MicroEdge, that expires in 2008 with a 5 year extension. Advent has a 1000 square foot lease in New Jersey that expires in 2000. Advent has a 6,700 square foot lease in Cambridge, MA, which expires in 2003. In addition, there is a 4,000 square foot lease in Melbourne, Australia that expires in 2003. Advent believes that its facilities are adequate for its near-term needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

    None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    The following sets forth certain information regarding the executive officers of Advent as of March 17, 1999:

        Name              Age                    Position
--------------------     -----  ------------------------------------------------
Stephanie G. DiMarco      41    Chairman of the Board and Chief Executive
                                  Officer
Peter M. Caswell          42    President and Chief Operating Officer
Lily S. Chang             50    Executive Vice President and Chief Technology
                                  Officer
Irv H. Lichtenwald        43    Senior Vice President, CFO and Secretary
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

                                     PART II

    With the exception of the information incorporated by reference to the 1998 Annual Report to Stockholders in Part II of this Form 10-K, Advent's 1998 Annual Report to Stockholders is not deemed to be filed as part of this Form 10-K.

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Advent had approximately 166 stockholders of record at March 17, 1999. Other information required by this Item is incorporated by reference to the sections entitled "Selected Financial Data - Price Range of Common Stock" and "Corporate Information - Stock Information" in Advent's 1998 Annual Report to Stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

    Other information required by this Item is incorporated by reference to the sections entitled "Selected Financial Data - Selected Annual Data" and "-Selected Quarterly Data" in Advent's 1998 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this Item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Advent's 1998 Annual Report to Stockholders.

    In addition, we operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks.

    Our operating results fluctuate significantly and we may not be able to maintain our existing growth rates. Licenses into multi-user networked environments have increased both in individual size and number, the timing and size of individual license transactions are becoming increasingly important factors in quarterly operating results. The sales cycles for transactions of this size are often lengthy and unpredictable. There can be no assurance that we will be successful in closing large license transactions such as these on a timely basis or at all. Accordingly, if in the future revenues from large site licenses constitute a material portion of our net revenues, the timing of such licenses could cause additional variability in our quarterly operating results. Our software products typically are shipped shortly after receipt of a signed license agreement and initial payment and, consequently, software product backlog at the beginning of any quarter typically represents only a small portion of that quarter's expected revenues. Our expense levels are based in significant part on our expectations of future revenues and therefore are relatively fixed in the short term. Due to the fixed nature of these expenses combined with the relatively high gross margin historically achieved by us on products and services, an unanticipated decline in net revenues in any particular quarter is likely to disproportionately adversely affect operating results.

    We have generally realized lower revenues from license fees in the first quarter of the year than in the immediately preceding quarter. We believe that this has been due primarily to the concentration by some clients of larger capital purchases in the fourth quarter of the calendar year and their lower purchasing activity during the subsequent first quarter. We believe our annual incentive compensation plans which result in increased year-end sales activity compound this factor. Furthermore, we have often recognized a substantial portion of our license revenues in the last month of a quarter.

    Due to all of the foregoing factors, we believe that period to period comparisons of our operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance.

    Our stock price has fluctuated significantly since the initial public offering in November 1995. Like many companies in the technology and emerging growth sector, our stock price may be subject to wide fluctuations, particularly during times of high market volatility. If net revenues or earnings in any quarter fail to meet the investment community's expectations, our stock price could decline. In addition, the stock price may be affected by broader market trends unrelated to our performance

    We depend heavily on our product, Axys. In 1996, 1997 and 1998, we derived a substantial majority of our net revenues from the licensing of Axys and related products and services. In addition, many of our other products, such as Moxy, Qube and various data interfaces were designed to operate with Axys to provide an integrated solution. As a result, we believe that a majority of our net revenues, at least through 1999, will be dependent upon continued market acceptance of Axys, enhancements or upgrades to Axys and related products and services.

    The success of our new product, Geneva, is uncertain. In 1995, we introduced Geneva to target organizations with complex international accounting and reporting requirements, and in late 1997, we announced its full commercial availability. We are directing a significant amount of our product development expenditures to the on-going development of Geneva and plan to devote a significant amount of our future sales and marketing resources to Geneva. We have limited experience in developing products for this market. Because of such limited client experience, there can be no assurance that Geneva will not require substantial software enhancements or modifications to satisfy performance requirements of clients or to fix design defects or previously undetected errors. Further, there can be no assurance that we will be successful in marketing Geneva. Our failure to successfully market Geneva could adversely affect our business and operating results.

    We are developing an Internet Initiative. To take advantage of the Internet, we have launched an Internet Initiative whereby we are developing services, both announced and unannounced, to bring Internet based products and services to clients. The first of these services, Rex, was launched during the first quarter of 1997. The second service, Advent Browser Reporting, was launched in the third quarter of 1998. As we begin development of new products and services under our Internet Initiative, we have and will continue to enter into development agreements with information providers, clients, or other companies in order to accelerate the delivery of new products and services. There can be no assurance that we will be successful in marketing Rex or in developing other Internet services. Our failure to do so could adversely affect our business and operating results.

    We depend upon new products and product enhancements. Our future success will continue to depend upon our ability to develop new products that address the future needs of our target markets and to respond to emerging industry standards and practices. Delays in the commencement of commercial shipments of new products or enhancements may result in client dissatisfaction and delay or loss of product revenues. In addition, our ability to develop new products and product enhancements is dependent upon the products of other software vendors, including certain system software vendors, such as Microsoft Corporation, database vendors and development tool vendors. In the event that the products of such vendors have design defects or flaws, or if such products are unexpectedly delayed in their introduction, our business, operating results and financial condition could be materially adversely affected.

    We depend upon financial markets. The target clients for our products include a range of organizations that manage investment portfolios, including investment advisors, brokerage firms, banks and hedge funds. In addition, we target corporations, public funds, universities and non-profit organizations, which also manage investment portfolios and have many of the same needs. The success of many of our clients is intrinsically linked to the health of the financial markets. We believe that demand for our products could be disproportionately affected by fluctuations, disruptions, instability or downturns in the financial markets which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products. Additionally, during the next twelve months there is likely to be an increased customer focus on addressing Year 2000 issues, creating the risk that customers may reallocate capital expenditures to fix Year 2000 problems of existing systems.

    Our relationship with Interactive Data is important. Many of our clients use our proprietary interface to electronically retrieve pricing and other data from Interactive Data. Interactive Data pay us a commission based on their revenues from providing such data to our clients. Our software products have been customized to be compatible with their system and such software would need to be redesigned if their services were unavailable for any reason. In the event that our relationship with Interactive Data were terminated or their services were unavailable to our clients for any reason, replacing these services could be costly and time consuming.

    Our competition is intense. The market for investment management software is segmented by the relative size of the organizations that manage investment portfolios. In addition, the market in each segment is intensely competitive and highly fragmented, subject to rapid change and highly sensitive to new product introductions and marketing efforts by industry participants. Our competitors include providers of software and related services as well as providers of timeshare services.

    Competitors vary in size, scope of services offered and platforms supported. In addition, we compete indirectly with existing and potential clients, many of whom develop their own software for their particular needs and therefore may be reluctant to license software products offered by independent vendors like us. Many of our competitors have longer operating histories and greater financial, technical, sales and marketing resources than we do. There can be no assurance that we will be able to compete successfully against current and future competitors or that competitive pressures will not result in price reductions, reduced operating margins and loss of market share, any one of which could materially adversely affect our business, operating results and financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". We had no holdings of derivative financial or commodity instruments at December 31, 1998. However, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Much of our revenue and capital spending is transacted in U.S. dollars. However, with the acquisition of Portfolio Management Systems, these subsidiary revenues and capital spending are transacted in Australian dollars. Results of operations from Portfolio
Management Systems are not material to the results of operations of Advent, therefore, we believe that foreign currency exchange rates should not materially adversely affect our overall financial position, results of operations or cash flows. We believe that the fair value of our investment portfolio or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our investment portfolio. However, a sharp increase in interest rates could have a material adverse affect on the fair value of our investment portfolio. Conversely, sharp declines in interest rates could seriously harm interest earnings of our investment portfolio.

    The table below presents principal amounts by expected maturity (in U.S. dollars) and related weighted average interest rates by year of maturity for our investment portfolio.


                              ESTIMATED FAIR VALUE

                                 AT DECEMBER 31,

                                                     1999            2000       2001      Thereafter        Total
                                                ------------     -----------   ------     ----------     ------------


Commercial Paper & Short-term obligations       $  6,595,000     $         -   $   -       $     -       $  6,595,000
Weighted Average Interest Rate                          4.07                                                    4.07

Corporate Notes & Bonds                            3,405,000               -       -             -          3,405,000
Weighted Average Interest Rate                          7.36                                                    7.36

Municipal Notes & Bonds                           10,140,000       2,250,000       -             -         12,390,000
Weighted Average Interest Rate                          4.52            5.03                                    4.61
                                                ------------     -----------   ------      ---------     ------------
Total Portfolio, excluding equity securities    $ 20,140,000     $ 2,250,000   $   -       $     -       $ 22,390,000
                                                ============     ===========   ======      =========     ============


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (1) Financial Statements.

           The following financial statements of Advent and the Report of Independent Accountants are incorporated by reference to page 45 through 63 of Advent's 1998 Annual Report to Stockholders:

             Consolidated Balance Sheets - December 31, 1998 and 1997

             Consolidated Statements of Operations - Years Ended December 31,
               1998, 1997, and 1996

             Consolidated Statements of Stockholders' Equity- Years Ended
               December 31, 1998, 1997, and 1996

             Consolidated Statements of Cash Flows- Years Ended December 31,
               1998, 1997, and 1996

             Notes to Consolidated Financial Statements

             Report of Independent Accountants

     (2) Financial Statement Schedules.

            The following financial statement schedules of Advent for the years ended December 31, 1998, 1997, and 1996 are filed as part of this Form 10-K and should be read in conjunction with Advent's Financial Statements.

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

       Exhibit
       Number                      Description of Document
       ------- -----------------------------------------------------------------
         2.1+ Agreement and Plan of Merger between Registrant and Advent Software, Inc., a California corporation, effective November 10, 1995.
         3.1+  Certificate of Incorporation of Registrant.
         3.2+ Amended and Restated Certificate of Incorporation of Registrant. 3.3** Amended and Restated Bylaws of Registrant.
         4.1+  Specimen Common Stock Certificate of Registrant.
        10.1+ Form of Indemnification Agreement for Executive Officers and Directors.
        10.2+ 1992 Stock Plan, as amended, and form of stock option agreement. 10.3+ 1993 Profit Sharing & Employee Savings Plan, as amended.
        10.4+ 1995 Employee Stock Purchase Plan and form of subscription agreement.
        10.5+ 1995 Director Option Plan and form of stock option agreement. 10.6+ Common Stock Option Agreement between Advent and Maurice J. Duca dated September 15, 1989 as amended by the Amendment and Correction to Common Stock Option Agreement dated July 1993.
        10.7+ Full Service Office Lease dated April 14, 1992, as amended, between Brannan Street Properties and Advent for facilities located at 301 Brannan in San Francisco, California.
        10.8+ Standard Form of Lease dated November 6, 1992 between Broadway Management Company as agent for 500 Fifth Avenue Associates and Advent for facilities located at 500 Fifth Avenue, New York, New York.
        10.9+ Severance Agreement between Advent and Peter M. Caswell dated December 10, 1993.
      10.10+* Agreement between Advent and Interactive Data Corporation dated January 1, 1995.
        10.14 Office Lease dated August 1, 1998, between SOMA Partners, L.P. and Advent for facilities located at 301 Brannan in San Francisco, California.
         13.1 Selected Portions of Advent Software, Inc.'s 1998 Annual Report to Stockholders.
         21.1  Subsidiaries of Advent.
         23.1  Consent of PricewaterhouseCoopers LLP, Independent   Accountants.
         24.1  Power  of  Attorney (included on page 16 of this Form 10-K).
         27.1  Financial Data Schedule.
      ----------
      + Incorporated by reference to the exhibit filed with Advent's registration statement filed on Form SB-2 (commission file number 33-97912-LA), declared effective on November 15, 1995.
      * Confidential treatment requested as to certain portions of this exhibit.
      ** Incorporated by reference to Advent's Annual Report on Form 10-K for the year ended December 31, 1997.


     (b) Reports on Form 8-K

         None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of March, 1999.

                                                   ADVENT SOFTWARE, INC.

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

    Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                          Title                    Date
 -------------------------    --------------------------------  --------------

 /s/  Stephanie G. DiMarco    Chairman of the Board and         March 17, 1999
 -------------------------    Chief Executive Officer and       --------------
 Stephanie G. DiMarco         Director(Principal Executive
                              Officer)

 /s/  Irv H. Lichtenwald      Senior Vice President, Chief      March 17, 1999
 -------------------------    Financial Officer and Secretary   --------------
 Irv H. Lichtenwald           (Principal Financial and
                              Accounting Officer)

 /s/  Frank H. Robinson       Director                          March 17, 1999
 -------------------------                                      --------------
 Frank H. Robinson

 /s/  Wendell G. Van Auken    Director                          March 17, 1999
 -------------------------                                      --------------
 Wendell G. Van Auken

 /s/  William F. Zuendt       Director                          March 17, 1999
 -------------------------                                      --------------
 William F. Zuendt

 /s/  Monte Zweben            Director                          March 17, 1999
--------------------------                                      --------------
 Monte Zweben

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of Advent Software, Inc.:


Our audits of the consolidated financial statements referred to in our report dated January 15, 1999 appearing on page 63 of the 1998 Annual Report to Shareholders of Advent Software,Inc (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP

San Francisco, California
January 15, 1999

                                                                     Schedule II

                              ADVENT SOFTWARE, INC

                        VALUATION AND QUALIFYING ACCOUNTS
              for the years ended December 31, 1996, 1997, and 1998


                                Additions
                     Balance at  Charged     Charged                 Balance at
                     Beginning     to        to Other                  End of
   Description       of Period   Expense     Accounts    Deductions    Period
------------------  ----------   ---------   --------    ----------  ----------
  Allowance for
doubtful accounts:
      1996          $  258,000   $ 115,000      --       $ 138,000    $235,000
      1997          $  235,000   $ 248,000      --       $ 218,000    $265,000
      1998          $  265,000   $ 471,000      --       $ 374,000    $362,000