Form 10-Q
period 1999-03-31
ADVENT SOFTWARE INC /DE/
filed 1999-05-17
CIK 1002225

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly  report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended March 31, 1999

                                       or

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

    The number of shares of the Registrant's Common Stock outstanding as of April 30, 1999 was 8,332,109.

                                      INDEX


PART I.  FINANCIAL INFORMATION

    Item 1. Financial Statements

        Condensed Consolidated Balance Sheets                                  3

        Condensed Consolidated Statements of Operations                        4

        Condensed Consolidated Statements of Cash Flows                        5

        Notes to the Condensed Consolidated Financial Statements               6


    Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                              7


    Item 3. Quantitative and Qualitative Disclosures About Market Risk        11


PART II. OTHER INFORMATION

    Item 1.          Legal Proceedings                                        13

    Item 2.          Changes in Securities and Use of Proceeds                13

    Item 3.          Defaults Upon Senior Securities                          13

    Item 4.          Submission of Matters to a Vote of Security Holders      13

    Item 5.          Other Information                                        13

    Item 6.          Exhibits and Reports on Form 8-K                         13

    Signatures                                                                14

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

                              ADVENT SOFTWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   MAR 31,          DEC 31,
                                                      1999             1998
----------------------------------------------------------------------------
(in thousands)                                    (unaudited)      (audited)

                                     ASSETS
Current assets:
   Cash and short-term investments                $ 44,667         $ 43,284
   Accounts receivable, net                         17,240           17,452
   Prepaid expenses and other                        2,165            2,010
   Deferred income taxes                             1,900            1,900
                                              -------------    -------------
      Total current assets                          65,972           64,646
                                              -------------    -------------
Fixed assets, net                                   12,225           11,433
Other assets, net                                   10,926           11,131
                                              -------------    -------------
      Total assets                                $ 89,123         $ 87,210
                                              =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                               $  1,445         $  1,793
   Accrued liabilities                               5,386            6,270
   Deferred revenues                                14,919           14,511
   Income taxes payable                              3,063            3,924
                                              -------------    -------------
      Total current liabilities                     24,813           26,498
                                              -------------    -------------
Long-term liabilities:
   Other liabilities                                   594              537
                                              -------------    -------------
      Total liabilities                             25,407           27,035
                                              -------------    -------------
Stockholders' equity:
   Common stock                                         83               82
   Additional paid-in-capital                       49,705           48,154
   Retained earnings                                13,893           11,939
   Cumulative other comprehensive income                35                -
                                              -------------    -------------
      Total stockholders' equity                    63,716           60,175
                                              -------------    -------------
      Total liabilities and stockholders'
      equity                                      $ 89,123         $ 87,210
                                              =============    =============

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ADVENT SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                          Three Months Ended March 31,
                                          ----------------------------
                                             1999              1998
----------------------------------------------------------------------
(in thousands, except per share data)             (unaudited)

Revenues:
   License and development fees           $ 9,156           $ 6,934
   Maintenance and other recurring          8,697             5,396
   Professional services and other          2,367             1,719
                                          -------           -------
      Net revenues                         20,220            14,049
                                          -------           -------
Cost of revenues:
   License and development fees               748               521
   Maintenance and other recurring          2,284             1,505
   Professional services and other          1,113               820
                                          -------           -------
      Total cost of revenues                4,145             2,846
                                          -------           -------
        Gross margin                       16,075            11,203
                                          -------           -------

Operating expenses:
   Sales and marketing                      6,947             5,089
   Product development                      3,814             2,661
   General and administrative               2,340             1,831
   Amortization of intangibles                383                 -
                                          -------           -------

      Total operating expenses             13,484             9,581
                                          -------           -------
        Income from operations              2,591             1,622
      Interest income, net                    370               343
                                          -------           -------
        Income before income taxes          2,961             1,965
   Provision for income taxes               1,007               707
                                          -------           -------
        Net income                        $ 1,954           $ 1,258
                                          =======           =======

Other comprehensive income, net of tax
        Foreign currency translation
        adjustment                             35                 -
                                          -------           -------
        Comprehensive income              $ 1,989           $ 1,258
                                          =======           =======

NET INCOME PER SHARE DATA
Diluted
Net income per share                      $  0.21           $  0.15
Shares used in per share calculations       9,139             8,489

Basic
Net income per share                      $  0.24           $  0.16
Shares used in per share calculations       8,310             7,903

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       ADVENT SOFTWARE, INC.

                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                              1999         1998
--------------------------------------------------------------------------------
(in thousands)                                                   (unaudited)

Cash flows from operating activities:
   Net income                                              $ 1,954      $ 1,258
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                          1,037          922
      Provision for doubtful accounts                          297           82
      Deferred rent                                             57          104

      Cash provided by (used in) operating assets
      and liabilities:
        Accounts receivable                                    (87)        (409)
        Prepaid and other current assets                      (155)          67
        Accounts payable                                      (342)          91
        Accrued liabilities                                   (876)         462
        Deferred revenues                                      429        1,274
        Income taxes payable                                  (861)         529
        Net liabilities assumed in pooling of interests
        with Microedge                                           -       (1,061)
                                                          ---------    ---------
           Net cash provided by operating activities         1,453        3,319
                                                          ---------    ---------
Cash flows from investing activities:
   Acquisition of fixed assets                              (1,450)      (2,044)
   Long-term loan                                             (167)           -
   Deposits                                                     (8)           -
                                                          ---------    ---------
           Net cash used in investing activities            (1,625)      (2,044)
                                                          ---------    ---------
Cash flows from financing activities:
   Proceeds from issuance of common stock                    1,552          681
                                                          --------     ---------
           Net cash provided by financing activities         1,552          681
                                                          --------     ---------
           Effect of exchange rate changes on cash
           and short-term investments                            3            -
Net increase in cash and short-term investments              1,383        1,956
Cash and short-term investments at beginning of period      43,284       36,056
                                                          --------     ---------
Cash and short-term investments at end of period          $ 44,667     $ 38,012
                                                          ========     =========

Supplemental disclosure of cash flow information:
   Cash paid for income taxes                             $  1,861       $  714

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

    The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. Management recommends that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in Advent's 1998 Report on Form 10-K filed with the SEC. Interim results are not necessarily indicative of the results to be expected for the full year.

    In management's opinion, the condensed consolidated financial statements include all adjustments necessary to present fairly the financial position and results of operations for each interim period shown.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

    In June of 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has not yet evaluated the effects of this change on its operations. We will adopt SFAS No. 133 as required for our first quarterly filing of fiscal year 2000.

    In December 1998, the Accounting Standards Executive Committee (AcSEC) released Statement of Position 98-9, or SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition," with Respect to Certain Transactions. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence (VSOE) of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied.

    The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. We are evaluating the requirements of SOP 98-9 and the effects, if any, on our current revenue recognition policies.

3.   NET INCOME PER SHARE


Three Months Ended March 31,                                           1999            1998
--------------------------------------------------------------------------------------------

Net income                                                          $ 1,954        $  1,258
RECONCILIATION OF SHARES USED IN BASIC AND DILUTED
PER SHARE CALCULATIONS

BASIC
Weighted average common shares outstanding                            8,310           7,903
                                                               -------------   -------------
Shares used in basic net income per share calculation                 8,310           7,903
                                                               =============   =============
Basic net income per share                                           $ 0.24          $ 0.16
                                                               =============   =============

DILUTED
Weighted average common shares outstanding                            8,310           7,903
Dilutive effect of stock options and warrants                         1,009             586
                                                               -------------   -------------
Shares used in diluted net income per share calculation               9,319           8,489
                                                               =============   =============
Diluted net income per share                                         $ 0.21          $ 0.15
                                                               =============   =============

Options outstanding at March 31, 1999 and 1998 not included
   in computation of diluted EPS because the exercise price
   was greater than the average market price                              -          28,000

Price range of options not used in diluted EPS calculation                -         $ 36.75
                                                               -------------   -------------


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITIONS

     In February 1998, we issued 250,000 shares of common stock in exchange for all of the outstanding shares of MicroEdge, Inc., a leading provider of software products to foundations, corporations and other organizations to manage their grant-making activities. The business combination was accounted for as a pooling of interests and the results of operations of MicroEdge are included in the financial statements beginning January 1, 1998.

     In May 1998, we issued 170,000 shares of common stock for certain assets of the Grants Management Division of Blackbaud, Inc., a privately held company located in Charleston, South Carolina. Through this acquisition we combined the Grants Management product line of Blackbaud with MicroEdge. This transaction was accounted for as a purchase and the results of operations of the business and assets acquired are included in our financial statements from the date of acquisition. We incurred a charge relating to in-process research and development and other expenses of $5.4 million in connection with this transaction.

     In November 1998, we issued 15,000 shares of common stock and paid $4.1 million in exchange for all the outstanding shares of HubData, Inc., a distributor of consolidated securities information and data to investment management organizations. HubData is located in Cambridge, MA and delivers services to over 240 institutional investment firms. This business combination was accounted for as a purchase. We incurred a charge relating to in-process research and development of $3.0 million in connection with this transaction.

    In November 1998, we paid AUS $583,000 (approximately US $370,000) in exchange for all the outstanding shares of Portfolio Management Systems Pty., Ltd., a distributor of Advent products in Australia. This business combination was accounted for as a purchase. This acquisition provides an international channel for sale of our products and services. Subsequent to the acquisition, we changed the name of this subsidiary to Advent Australia Pty., Ltd.

RESULTS OF OPERATIONS

    Net Revenues. Our net revenues for the first quarter of 1999 increased 44% to $20.2 million, compared with net revenues of $14 million for the same period in 1998, reflecting increases in each component of net revenues. License revenue and development fees for the first quarter of 1999 increased 32% to $9.2 million compared with license revenue and development fees of $6.9 million for the first quarter of 1998. The increase in license and development fees was primarily due to increased sales of Advent Office, multi-product transactions and, to a lesser extent, higher development fees. Maintenance and other recurring revenue for the first quarter of 1999 increased 61% to $8.7 million, compared with maintenance and other recurring revenue of $5.4 million for the first quarter of 1998. The increase was due primarily to a larger customer base, the addition of Blackbaud and HubData, and increased demand for implementation management services.. Professional services and other revenue for the first quarter of 1999 increased 38% to $2.4 million, compared with professional services and other revenue of $1.7 million for the first quarter of 1998. The increase was primarily due to higher product sales activity, additional interface business resulting from higher market demand for automated interfaces and increased consulting fees.

    Cost of Revenues. Our cost of revenues for the first quarter of 1999 increased 46% to $4.1 million, compared with cost of revenues of $2.8 million for the first quarter of 1998. Cost of revenues as a percentage of net revenues was relatively stable at 20% for the three months ended March 31, 1999 and 1998. Cost of license and development fees increased 44% to $748,000 in the first quarter of 1999 from $521,000 in the first quarter of 1998. The increase in cost of license and development fees is directly related to the increase in license and development fees revenue. Cost of license and development fees as a percentage of the related revenues remained stable at 8% in the first quarter of 1999 compared to the same period in 1998. We expect cost of license and development fees to approximate 6-9% of license and development fees revenue in the future. Cost of maintenance and other recurring revenues increased 52% to $2.3 million for the first quarter of 1999 from $1.5 million for the first quarter of 1998. This increase was due to increased staffing required to support a larger customer base and more complex implementations. Cost of maintenance and other recurring revenues as a percentage of the related revenues decreased to 26% in the first quarter of 1999 from 28% in the first quarter of 1998. The decrease was due primarily to economies of scale. We expect cost of maintenance to approximate 25-31% of maintenance and other recurring revenues in the future. Cost of professional services and other revenue increased 36% to $1.1 million for the first quarter of 1999, compared with $820,000 for the same period in 1998. The increase was primarily due to increased staffing necessary to provide services to an expanded installed base. Cost of professional services and other revenue as a percentage of the related revenues remained relatively stable at 47% in the first quarter of 1999 and in the first quarter of 1998. We expect cost of professional services and other revenue to approximate 43-47% in the future.

    Sales and Marketing. Our sales and marketing expenses for the first quarter of 1999 increased 37% to $6.9 million, compared with sales and marketing expenses of $5.1 million for the first quarter of 1998. The increase in expense for the three months ended March 31, 1999 was primarily due to an increase in sales and marketing personnel and expenses resulting from the marketing of Advent Office and Advent Warehouse as well as focused sales and marketing efforts towards our Internet Initiative. Sales and marketing expenses as a percentage of net revenues decreased to 34% from 36% in the first quarter of 1999 compared to the first quarter of 1998. The decrease was primarily due to economies of scale. We expect sales and marketing expenses to approximate 33-36% of net revenues throughout the year.

    Product Development. Our product development expenses for the first quarter of 1999 increased 43% to $3.8 million, compared with product development expenses of $2.7 million for the first quarter of 1998. Product development expenses increased primarily due to an increase in personnel as we increased our product development efforts to accelerate the rate of product enhancements and new product introductions. Product development expenses as a percentage of net revenues remained stable at 19% for the first quarter of 1999 compared to the first quarter of 1998. We expect product development expenses to continue to approximate 18-20% of net revenues as we continue to focus on new products and technology.

     In November 1998, we acquired HubData, Inc., a provider of securities information to investment management organizations. As a result of the acquisition, we incurred a one-time in-process research and development charge of $3 million. In determining the IPR&D, we allocated the estimated cash flows of the projects between the total development work as of the date of the acquisition and the work to be accomplished subsequent to the acquisition. As of this filing, we have made progress on the development efforts associated with the HubData products. In addition, the revenue and costs associated with the in-process technology have been materially consistent with the assumptions we used in the valuation. Since the valuation was based on our estimates of market potential, product introductions, and technology trends, we will periodically assess our estimates related to the valuation model to determine if the assets acquired have been impaired. If we determine that there has been impairment, there could be additional charges to operations.

    General and Administrative. Our general and administrative expenses for the first quarter of 1999 increased 28% to $2.3 million, compared with general and administrative expenses of $1.8 million for the first quarter of 1998. The increase was due to increased staffing to support our growth. General and administrative expenses as a percentage of net revenues remained relatively stable at 12% for the first quarter of 1999 and in the first quarter of 1998. We expect general and administrative expenses to approximate 10-13% of net revenues in the future.

    Interest Income, Net. Our net interest income for the first quarter of 1999 increased 8% to $370,000, compared with net interest income of $343,000 for the first quarter of 1998. The increase was due to greater interest income generated from higher cash and short-term investment balances.

    Provision for Income Taxes. For the three months ended March 31, 1999 we recorded a tax provision of $1 million based on our pretax income using an effective tax rate of 34%, which is our anticipated effective tax rate for the fiscal year 1999. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved. The effective tax rate for the three months ended March 31, 1998 was 36%. We had an effective tax rate of 40% for fiscal 1998. The effective tax rate in 1998 was higher due to certain expenses from acquisitions that were not included in the calculation of the income tax provision partially offset by the implementation of a tax planning strategy in the third quarter.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and  short-term  investments  totaled  $44.7  million at March 31, 1999 compared with $43.3 million at December 31, 1998. The increase in cash and short-term investments was primarily due to cash provided by operating activities. Although net income was $700,000 higher in the first quarter of 1999 compared with the first quarter of 1998, net cash provided by operating activities decreased to $1.5 million in the quarter ended March 31, 1999 compared with $3.3 million in the quarter ended March 31, 1998. The decrease is primarily due to a reduction in accrued liabilities of $876,000 in the first quarter of 1999 compared with an increase of $462,000 in the first quarter of 1998. Additionally, there was a reduction in income taxes payable during the first quarter of 1999 of $861,000 while income taxes payable increased by $529,000 in the first quarter of 1998. Also, in the first quarter of 1999 deferred revenues contributed $429,000 of operating cash, while in the first quarter of 1998, deferred revenues contributed $1.3 million.

    Net cash used in investing activities was $1.6 million and $2 million for the quarters ended March 31, 1999 and 1998, respectively. Activity in both periods was primarily due to the acquisition of fixed assets for the buildout of additional leased properties.

    Net cash provided by financing activities was $1.6 million and $681,000 for the quarters ended March 31, 1999 and 1998, respectively. The activity in both periods was primarily due to proceeds from the exercise of employee stock options.

    We believe that our existing cash and short-term investments and cash expected to be generated from operations will be sufficient to meet our anticipated cash and capital requirements at least through fiscal 1999.

IMPACT OF YEAR 2000 ISSUE

   To the best of our knowledge, the products we currently license have been designed to be and continue to be Year 2000 Compliant. Year 2000 Compliant means that our products will continue to operate substantially in accordance with published documentation on and after January 1, 2000. However, some of the computer programs used in our internal operations may not be Year 2000 Compliant as these programs rely on time-sensitive software that was written using two digits rather than four to identify the applicable year. These programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     We have outlined a four-stage plan to comply with Year 2000 processing standards: assessment, renovation, validation and implementation. The assessment phase involves identifying the problem, identifying all systems at risk, prioritizing and developing contingency plans and identifying potential solutions and costs. The renovation phase involves applying the fixes to the identified problems and re-evaluating contingency plans once fixes have been made. The validation phase requires testing the fixes either by paper study or by a dry run of day-to-day activities. Implementation is the final phase in which we identify training needs, establish a training plan and start training people to properly execute the contingency plans. It is our intent to complete this process by late 1999.

     We are currently in the renovation phase, having replaced phone equipment identified with Year 2000 problems and scheduled replacement of one computer server. Our next step is to re-evaluate contingency plans, test the fixes and evaluate the most reasonably likely worst case scenario. We anticipate this phase of the plan to be completed by early third quarter. The necessity of any contingency plan must be evaluated on a case-by-case basis and will vary considerably in nature depending on the Year 2000 issue it may need to address. To date, we have spent $56,000 on replacement of phone equipment and plan to spend another $30,000 on the server replacement. Other costs for replacing software have been insignificant as most are under maintenance contracts or under warranty. To date, we have spent approximately $30,000 on reallocation of personnel resources for the Year 2000 issue. In addition, we expect to reallocate additional personnel resources, at a cost of approximately $45,000, to attend to this matter. We believe any other modifications deemed necessary will be made on a timely basis and estimate that the cost of such modifications will not have a material effect on our operating results.

      Our expectation as to the extent and timeliness of modifications required in order to achieve Year 2000 compliance is a forward-looking statement subject to risks and uncertainties. Actual results may vary materially as a result of a number of factors, including, among others, those described in this paragraph. There can be no assurance that we will be able to successfully modify on a timely basis such products, services and systems to comply with Year 2000 requirements, nor that our contingency plans will prove effective in the event that we fail to achieve Year 2000 Compliance, nor that the cost of such procedures will not exceed original estimates, any of which could have a material adverse effect on our operating results. Additionally, we have initiated communications with third party suppliers of the major computers, software, and other equipment used, operated, or maintained by us to identify and, to the extent possible, to resolve issues involving the Year 2000 problem. However, we have limited or no control over the actions of these third party suppliers. Thus, while we expect that they will be able to resolve any significant Year 2000 problems with these systems, there can be no assurance that these suppliers will resolve any or all Year 2000 problems with these systems before the occurrence of a material disruption to the business of ours or any of their customers. Any failure of these third parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on our business, financial condition, and results of operations. Additionally, throughout the remainder of the year there is likely to be an increased customer focus on addressing Year 2000 issues, creating the risk that customers may reallocate capital expenditures to fix year 2000 problems of existing systems and may also delay implementation of any new software until sometime after January 1, 2000. Although we have not experienced the effects of such a trend to date, if customers defer purchases of our software because of such a reallocation, it could adversely effect our operating results.

FORWARD-LOOKING STATEMENTS

     The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains trend analysis and other forward-looking statements that are based on current expectations and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties, which are difficult to predict.
Therefore, actual results could differ materially from those expressed or forecasted in the forward-looking statements as a result of the factors summarized below and other risks detailed from time to time in reports filed with the Securities and Exchange Commission, including our 1998 Form 10-K Annual Report. Additionally, the financial statements for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year.

     We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. These risks include the potential for period to period fluctuations in operating results and the dependence on the successful development and market acceptance of new products and product enhancements on a timely, cost effective basis, as well as the stability of financial markets, maintenance of our relationship with Interactive Data and price and product/performance competition. In particular, our net revenues and operating results have varied substantially from period-to-period on a quarterly basis and may continue to fluctuate due to a number of factors. Our software products typically are shipped shortly after receipt of a signed license agreement. License backlog at the beginning of any quarter typically represents only a small portion of that quarter's expected revenues. In addition, as licenses into multi-user networked environments increase both in individual size and number, the timing and size of individual license transactions are becoming increasingly important factors in our quarterly operating results. The sales cycles for these transactions are often lengthy and unpredictable, and the ability to close large license transactions on a timely basis or at all could cause additional variability in our quarterly operating results. In addition, our results could be adversely impacted by generic issues surrounding market volatility, global economic uncertainty and reductions in capital expenditures by large customers. The target clients for our products include a range of organizations that manage investment portfolios, including investment advisors, brokerage firms, banks and hedge funds. In addition, we target corporations, public funds, universities and non-profit organizations, which also manage investment portfolios and have many of the same needs. The success of many of our clients is intrinsically linked to the health of the financial markets. We believe that demand for our products could be disproportionately affected by fluctuations, disruptions, instability or downturns in the financial markets which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products.

     Our future success will continue to depend upon our ability to develop new products, such as Moxy, Qube, and Geneva, that address the future needs of our target markets and to respond to emerging industry standards and practices. We are directing a significant amount of our product development efforts to the on-going development of Geneva. The failure to achieve widespread market acceptance of Geneva on a timely basis would adversely affect our business and operating results. To take advantage of the Internet, we have launched an Internet Initiative whereby we are developing services, both announced and unannounced, to bring Internet-based products and services to clients. The first of these services, Rex, was launched during the second quarter of 1997. The second is the Advent Browser Reporting product which was launched in the third quarter of 1998. As we begin development of new products and services under the Internet Initiative, we have and will continue to enter into development agreements with information providers, clients, or other companies in order to accelerate the delivery of new products and services. There can be no assurance that we will be successful in marketing Rex, Advent Browser Reporting or in developing other Internet services. Our failure to do so could adversely affect our business and operating results.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". We had no holdings of derivative financial or commodity instruments at March 31, 1999. However, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Much of our revenue and capital spending is transacted in U.S. dollars. However, with the acquisition of Advent Australia, these subsidiary revenues and capital spending are transacted in Australian dollars. Results of operations from Advent Australia are not material to the results of operations of Advent. Therefore, we believe that foreign currency exchange rates should not materially adversely affect our overall financial position, results of operations or cash flows. We believe that the fair value of our investment portfolio or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our investment portfolio. However, a sharp increase in interest rates could have a material adverse affect on the fair value of our investment portfolio. Conversely, sharp declines in interest rates could seriously harm interest earnings of our investment portfolio.

    The table below presents principal amounts by expected maturity (in U.S. dollars) and related weighted average interest rates by year of maturity for our investment portfolio.

                                                                              Estimated Fair Value
                                                                                at December 31,

                                                    1999           2000        2001     2002      2003    Thereafter       Total


Federal Instruments                               3,000,000     1,000,000                                                4,000,000
Weighted Average Interest Rate                         4.51          5.09                                                     4.66

Commercial Paper & Short-term obligations        16,790,000                                                             16,790,000
Weighted Average Interest Rate                         3.94                                                                   3.94

Corporate Notes & Bonds                           1,905,000                                                              1,905,000
Weighted Average Interest Rate                         5.44                                                                   5.44

Municipal Notes & Bonds                           6,800,000     3,750,000                                               10,550,000
Weighted Average Interest Rate                         4.19          4.62                                                     4.34
                                              -------------------------------------------------------------------------------------

Total Portfolio, excluding equity securities    $28,495,000    $4,750,000         -         -         -           -    $33,245,000


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



                                               ADVENT SOFTWARE, INC.

Dated:  May 17, 1999                           By: /s/ STEPHANIE G. DIMARCO
                                                  ----------------------------
                                                      Stephanie G. DiMarco
                                                   Chairman of the Board and
                                                    Chief Executive Officer



Dated:  May 17, 1999                           By: /s/ IRV H. LICHTENWALD
                                                  ----------------------------
                                                      Irv H. Lichtenwald
                                               Senior Vice President of Finance,
                                                    Chief Financial Officer
                                                         and Secretary