Form 10-Q
period 1999-06-30
ADVENT SOFTWARE INC /DE/
filed 1999-08-12
CIK 1002225

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]Quarterly report  pursuant to Section 13 or 15(d) of the Securities  Exchange
     Act of 1934 for the quarterly period ended June 30, 1999

                                       or

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

    The number of shares of the Registrant's Common Stock outstanding as of July 31, 1999 was 9,625,936.

                                      INDEX


PART I.  FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

               Condensed Consolidated Balance Sheets                           3

               Condensed Consolidated Statements of Operations                 4

               Condensed Consolidated Statements of Cash Flows                 5

               Notes to the Condensed Consolidated Financial Statements        6


    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                          7


    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        16


PART II. OTHER INFORMATION

    Item 1. Legal Proceedings                                                 17

    Item 2. Changes in Securities and Use of Proceeds                         17

    Item 3. Defaults Upon Senior Securities                                   17

    Item 4. Submission of Matters to a Vote of Security Holders               17

    Item 5. Other Information                                                 18

    Item 6. Exhibits and Reports on Form 8-K                                  18

    Signatures                                                                19

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                               ADVENT SOFTWARE, INC.

                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          JUNE 30,          DEC 31,
                                                              1999             1998
------------------------------------------------------------------------------------
(in thousands)                                           (unaudited)       (audited)

                              ASSETS
Current assets:
   Cash and short-term investments                       $ 113,993         $ 43,284
   Accounts receivable, net                                 19,788           17,452
   Prepaid expenses and other                                3,058            2,010
   Deferred income taxes                                     1,900            1,900
                                                     --------------   --------------
      Total current assets                                 138,739           64,646
                                                     --------------   --------------
Fixed assets, net                                           12,954           11,433
Other assets, net                                           16,311           11,131
                                                     --------------   --------------
      Total assets                                       $ 168,004         $ 87,210
                                                     ==============   ==============
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                       $  1,184         $  1,793
   Accrued liabilities                                       7,048            6,270
   Deferred revenues                                        15,379           14,511
   Income taxes payable                                      4,279            3,924
                                                     --------------   --------------
      Total current liabilities                             27,890           26,498
                                                     --------------   --------------
Long-term liabilities:
   Other liabilities                                           616              537
                                                     --------------   --------------
      Total liabilities                                     28,506           27,035
                                                     --------------   --------------
Stockholders' equity:
   Common stock                                                 96               82
   Additional paid-in-capital                              121,991           48,154
   Retained earnings                                        17,381           11,939
   Cumulative other comprehensive income                        30                -
                                                     --------------   --------------
      Total stockholders' equity                           139,498           60,175
                                                     --------------   --------------
      Total liabilities and stockholders' equity         $ 168,004         $ 87,210
                                                     ==============   ==============

-------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated financial statements.


                              ADVENT SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Three Months Ended June 30,          Six Months Ended June 30,
                                             -----------------------------        ----------------------------
                                                      1999            1998                 1999           1998
---------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                 (unaudited)                          (unaudited)

Revenues:
   License and development fees                   $ 11,561         $ 8,603             $ 20,717       $ 15,537
   Maintenance and other recurring                   9,131           5,796               17,828         11,192
   Professional services and other                   3,531           2,307                5,898          4,026
                                              -------------   -------------        -------------  -------------
      Net revenues                                  24,223          16,706               44,443         30,755
                                              -------------   -------------        -------------  -------------
Cost of revenues:
   License and development fees                        880             634                1,629          1,155
   Maintenance and other recurring                   2,445           1,527                4,729          3,032
   Professional services and other                   1,365             943                2,476          1,763
                                              -------------   -------------        -------------  -------------
      Total cost of revenues                         4,690           3,104                8,834          5,950
                                              -------------   -------------        -------------  -------------
        Gross margin                                19,533          13,602               35,609         24,805
                                              -------------   -------------        -------------  -------------
Operating expenses:
   Sales and marketing                               7,835           5,692               14,782         10,781
   Product development                               4,052           3,009                7,866          5,670
   General and administrative                        2,417           1,634                4,757          3,465
   Amortization of intangibles                         383               -                  767              -
   Purchased research and development and other          -           5,422                    -          5,422
                                              -------------   -------------        -------------  -------------
      Total operating expenses                      14,687          15,757               28,172         25,338
                                              -------------   -------------        -------------  -------------
        Income (loss) from operations                4,846          (2,155)               7,437           (533)
   Interest income, net                                440             388                  810            731
                                              -------------   -------------        -------------  -------------
        Income (loss) before income taxes            5,286          (1,767)               8,247            198
   Provision for (benefit from) income taxes         1,797            (185)               2,805            522
                                              -------------   -------------        -------------  -------------
       Net income (loss)                          $ 3,489        $ (1,582)             $ 5,442         $ (324)
                                              =============   =============        =============  =============

Other comprehensive income, net of tax
        Foreign currency translation adjustment         (5)              -                   30              -
                                              -------------   -------------        -------------  -------------
        Comprehensive income (loss)                $ 3,484        $ (1,582)             $ 5,472         $ (324)
                                              =============   =============        =============  =============


NET INCOME  (LOSS) PER SHARE DATA
Diluted
Net income (loss) per share                         $ 0.37         $ (0.20)              $ 0.58        $ (0.04)
Shares used in per share calculations                9,475           8,022                9,316          7,953

Basic
Net income (loss) per share                         $ 0.41         $ (0.20)              $ 0.65        $ (0.04)
Shares used in per share calculations                8,457           8,022                8,357          7,953

---------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated financial statements.


                              ADVENT SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          Six Months Ended June 30,
                                                                       -----------------------------
                                                                               1999            1998
----------------------------------------------------------------------------------------------------
(in thousands)                                                                  (unaudited)

Cash flows from operating activities:
   Net income (loss)                                                        $ 5,442          $ (324)
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Purchased research and development                                          -           4,493
      Depreciation and amortization                                           2,091           1,729
      Provision for doubtful accounts                                           437             105
      Deferred income taxes                                                       -          (1,500)
      Deferred rent                                                              79              14
      Cash provided by (used in) operating assets and liabilities:
        Accounts receivable                                                  (2,773)         (2,210)
        Prepaid and other current assets                                       (317)            144
        Accounts payable                                                       (575)             45
        Accrued liabilities                                                     740             544
        Deferred revenues                                                       861           2,361
        Income taxes payable                                                    355             899
        Net liabilities assumed in pooling of interests with Microedge            -          (1,061)
                                                                       -------------    ------------
           Net cash provided by operating activities                          6,340           5,239
                                                                       -------------    ------------
Cash flows from investing activities:
   Acquisition of fixed assets                                               (2,848)         (2,957)
   Other assets, net                                                         (6,675)            106
                                                                       -------------    ------------
           Net cash used in investing activities                             (9,523)         (2,851)
                                                                       -------------    ------------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                    73,850           1,501
                                                                       -------------    ------------
           Net cash provided by financing activities                         73,850           1,501
                                                                       -------------    ------------
           Effect of exchange rate changes on cash and
           short-term investments                                                42               -
                                                                       -------------    ------------
Net increase in cash and short-term investments                              70,709           3,889
Cash and short-term investments at beginning of period                       43,284          36,056
                                                                       -------------    ------------
Cash and short-term investments at end of period                          $ 113,993        $ 39,945
                                                                       =============    ============

Supplemental disclosure of cash flow information:
   Cash paid for income taxes                                              $  2,061        $  1,134

   Supplemental disclosure of non-cash transactions:
      Purchase of assets of the Grants Division of Blackbaud, Inc. for
      issuance of common stock, net of purchased research & development    $      -        $  2,021

----------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated financial statements.


                              ADVENT SOFTWARE, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

2.  SECONDARY OFFERING

    In June 1999, we completed a secondary public offering of 1.3 million shares of common stock at an offering price of $62.0625 per share. Of the 1.3 million shares of common stock offered, 100,000 shares were sold by a selling stockholder. The net proceeds of the offering to Advent were $70.2 million.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has not yet evaluated the effects of this change on its operations. We will adopt SFAS No. 133 as required for our first quarterly filing of fiscal year 2001.

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

    The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. We have evaluated the requirements of SOP 98-9 and we believe that the effects will have no significant impact on our current revenue policies.

4.  NET INCOME PER SHARE


                                                                       Three Months Ended            Six Months Ended
                                                                            June 30,                     June 30,
(in thousands, except for per share data)                              1999          1998           1999          1998
----------------------------------------------------------------------------------------------   --------------------------

Net income  (loss)                                                      $ 3,489      $ (1,582)       $ 5,442        $ (324)
Reconciliation of shares used in basic and diluted
per share calculations

Basic
Weighted average common shares outstanding                                8,457         8,022          8,357         7,953
                                                                    ------------  ------------   ------------  ------------
Shares used in basic net income per share calculation                     8,457         8,022          8,357         7,953
                                                                    ============  ============   ============  ============
Basic net income (loss) per share                                        $ 0.41       $ (0.20)        $ 0.65       $ (0.04)
                                                                    ============  ============   ============  ============

Diluted
Weighted average common shares outstanding                                8,457         8,022          8,357         7,953
Dilutive effect of stock options and warrants                             1,018             -            959             -
                                                                    ------------  ------------   ------------  ------------
Shares used in diluted net income per share calculation                   9,475         8,022          9,316         7,953
                                                                    ============  ============   ============  ============
Diluted net income (loss) per share                                      $ 0.37       $ (0.20)        $ 0.58       $ (0.04)
                                                                    ============  ============   ============  ============


Weighted average options outstanding at June 30, 1999 and 1998 not included in computation of diluted EPS because the
   exercise price was greater than the average market price                 194           105             98            53

Price of options not used in diluted EPS calculation                   $ 64.125      $ 42.625       $ 64.125      $ 42.625
                                                                    ------------  ------------   ------------  ------------

5.  SUBSEQUENT EVENT

     Our Board of Directors approved a three-for-two split of our common stock in July 1999. The stock split will be effected as a stock dividend. Stockholders of record as of the close of business on July 30, 1999 will be issued a certificate representing one additional common share for every two shares of common stock held on the record date. These certificates will be distributed on approximately August 16, 1999. The stock split will increase the number of shares of common stock outstanding from approximately 9.6 million shares to approximately 14.4 million shares. Shares and per share data in this Form 10-Q have not been adjusted to reflect the stock split.

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

     In November 1998, we issued 15,000 shares of common stock and paid $4.1 million in exchange for all the outstanding shares of HubData, Inc., a distributor of consolidated securities information and data to investment management organizations. HubData delivers services to over 240 institutional investment firms. This business combination was accounted for as a purchase. As a result of the acquisition, we incurred a one-time in-process research and development

(IPR&D) charge of $3 million. In determining the IPR&D, we allocated the estimated cash flows of the projects between the total development work as of the date of the acquisition and the work to be accomplished subsequent to the acquisition.

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

RESULTS OF OPERATIONS

    Net Revenues. Our net revenues for the second quarter of 1999 increased 45% to $24.2 million, compared with net revenues of $16.7 million for the second quarter in 1998. Net revenues for the six months ended June 30, 1999 increased 45% to $44.4 million, compared to net revenues of $30.8 million for the six months ended June 30, 1998, reflecting increases in each component of net revenues. License and development fees for the second quarter of 1999 increased 34% to $11.6 million compared to $8.6 million for the second quarter of 1998. License and development fees for the six months ended June 30, 1999 increased 33% to $20.7 million, compared to $15.5 million for the six months ended June 30, 1998. The increase in license and development fees was primarily due to increased sales of Advent Office and multi-product transactions. Maintenance and other recurring revenue for the second quarter of 1999 increased 58% to $9.1 million, compared with maintenance and other recurring revenue of $5.8 million for the second quarter of 1998. Maintenance and other recurring revenue for the six months ended June 30, 1999 increased 59% to $17.8 million, compared to $11.2 million for the six months ended June 30, 1998. The increase was due primarily to a larger customer base, the addition of HubData, and increased demand for implementation management services. Professional services and other revenue for the second quarter of 1999 increased 53% to $3.5 million, compared with professional services and other revenue of $2.3 million for the second quarter of 1998. Professional services and other revenue for the six months ended June 30, 1999 increased 47% to $5.9 million, compared to $4 million for the six months ended June 30, 1998. The increase was primarily due to higher product sales activity, which increased demand for our professional services, as well as increased consulting rates.

    Cost of Revenues. Our cost of revenues for the second quarter of 1999 increased 51% to $4.7 million, compared with cost of revenues of $3.1 million for the second quarter of 1998. Cost of revenues for the six months ended June 30, 1999 increased 48% to $8.8 million, compared with $6 million for the six months ended June 30, 1998. Our cost of revenues as a percentage of net revenues remained stable at 19% for the three months ended June 30, 1999 and 1998. Cost of revenues as a percentage of net revenues increased to 20% for the six months ended June 30, 1999 from 19% for the six months ended June 30, 1998. Cost of license and development fees increased 39% to $880,000 in the second quarter of 1999, compared with $634,000 in the second quarter of 1998. Cost of license and development fees for the six months ended June 30, 1999 increased 41% to $1.6 million, compared with $1.2 million for the six months ended June 30, 1998. The increase in cost of license and development fees is directly related to the increase in license and development fees revenue. Cost of license and development fees as a percentage of the related revenues remained relatively stable at 7.6% for the second quarter of 1999, compared with 7.4% for the second quarter of 1998. Cost of license and development fees as a percentage of the related revenues remained relatively stable at 7.9% for the six months ended June 30, 1999 compared with 7.4% for the six months ended June 30,1998Cost of maintenance and other recurring revenues increased 60% to $2.4 million for the second quarter of 1999 from $1.5 million for the second quarter of 1998. Cost of maintenance and other recurring revenues for the six months ended June 30, 1999 increased 56% to $4.7 million from $3 million for the same period in 1998. This increase was due to increased staffing required to support a larger customer base and more complex implementations. Cost of maintenance and other recurring revenues as a percentage of the related revenues increased to 27% for the second quarter of 1999 from 26% for the second quarter of 1998. Cost of maintenance and other recurring revenues as a percentage of the related revenues remained stable at 27% for the six months ended June 30, 1999 and 1998. Cost of professional services and other revenue increased 45% to $1.4 million for the second quarter of 1999, compared with $943,000 for the second quarter in 1998. Cost of professional services and other revenues for the six months ended June 30, 1999 increased 40% to $2.5 million, compared with $1.8 million for the six months ended June 30, 1998. The increase was primarily due to increased staffing necessary to provide services to an expanded installed base. Cost of professional services and other revenue as a percentage of the related revenues decreased to 39% for the second quarter of 1999 from 41% for the second quarter of 1998. Cost of professional services and other revenue as a percentage of the related revenues decreased to 42% for the six months ended June 30, 1999 from 44% in the six months ended June 30, 1998. The decrease was primarily due to professional service rates increasing at a faster rate than their associated costs.

    SALES AND MARKETING. Our sales and marketing expenses for the second quarter of 1999 increased 38% to $7.8 million, compared with $5.7 million for the second quarter of 1998. Sales and marketing expenses for the six months ended June 30, 1999 increased 37% to $14.8 million, compared with $10.8 million for the six months ended June 30, 1998. The increase in expense for the three and six months ended June 30, 1999 was primarily due to an increase in sales and marketing personnel and expenses resulting from the marketing of Advent Office as well as focused sales and marketing efforts towards our internet initiative. Sales and marketing expenses as a percentage of net revenues decreased to 32% for the second quarter of 1999 from 34% in the second quarter of 1998. Sales and marketing expenses as a percentage of net revenues for the six months ended June 30, 1999 decreased to 33% from 35% for the six months ended June 30, 1998. The decrease was primarily due to economies of scale.

    PRODUCT DEVELOPMENT. Our product development expenses for the second quarter of 1999 increased 35% to $4.1 million, compared with product development expenses of $3 million for the second quarter of 1998. Product development expenses for the six months ended June 30, 1999 increased 39% to $7.9 million, compared with $5.7 million for the six months ended June 30, 1998. Product development expenses increased primarily due to an increase in personnel as we increased our product development efforts to accelerate the rate of product enhancements and new product introductions. Product development expense as a percentage of net revenues decreased to 17% for the three months ended June 30, 1999 from 18% for the three months ended June 30, 1998. Product development expense as a percentage of net revenues remained stable at 18% for the six months ended June 30, 1999 and 1998.

  GENERAL AND ADMINISTRATIVE. Our general and administrative expenses for the second quarter of 1999 increased 48% to $2.4 million, compared with $1.6 million for the second quarter of 1998. General and administrative expenses for the six months ended June 30, 1999 increased 37% to $4.8 million, compared with $3.5 million for the six months ended June 30, 1998. The increase was due to increased staffing to support our growth. General and administrative expenses as a percentage of net revenues remained stable at 10% for the second quarter of 1999 and 1998. General and administrative expenses as a percentage of net revenues remained stable at 11% for the six months ended June 30, 1999 and 1998.

    AMORTIZATION OF INTANGIBLES. We recorded amortization of intangibles of $383,000 and $767,000 for the three and six months ended June 30, 1999. This was based on recorded goodwill of $5.6 million in connection with the acquisitions of HubData, Inc. and Advent Australia, formerly named Portfolio Management Systems Pty., Ltd. As of this filing, we have made progress on the development efforts associated with the HubData products. In addition, the revenue and costs associated with the in-process technology have been materially consistent with the assumptions we used in the valuation. Since the valuation was based on our estimates of market potential, product introductions, and technology trends, we will periodically assess our estimates related to the valuation model to determine if the assets acquired have been impaired. If we determine that there has been impairment, there could be additional charges to operations.

    INTEREST INCOME, NET. Our net interest income for the second quarter of 1999 increased 13% to $440,000, compared with net interest income of $388,000 for the second quarter of 1998. Our net interest income for the six months ended June 30, 1999 increased 11% to $810,000, compared with net interest income of $731,000 for the six months ended June 30, 1998. The increase was due to greater interest income generated from higher cash and short-term investment balances. Due to the net cash proceeds from our secondary offering, we expect interest income to be higher since we intend to invest the amount in short-term, interest-bearing investment grade obligations.

    PROVISION FOR INCOME TAXES. For the three and six months ended June 30, 1999, we recorded a tax provision of $1.8 million and $2.8 million, respectively, based on our pretax income using an effective tax rate of 34%, which is our anticipated effective tax rate for the fiscal year 1999. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved. The effective tax rate in 1998 was higher than 1999 due to certain expenses from acquisitions that were not deductible, partially offset by the implementation of a tax planning strategy in the third quarter. We had an effective tax rate of 40% for fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

    For the six months ended June 30, 1999, we have generated $6.3 million in cash flows from operating activities. Cash flows from operating activities resulted primarily from net income of $5.4 million and changes in operating working capital. These changes include an increase in accrued liabilities and accrued income taxes, which is partially offset by an increase in accounts receivable and a decrease in accounts payable.

    Net cash used in investing activities was $9.5 million for the six months ended June 30, 1999. Activity included prepayment of $6.5 million to new recurring revenue partners to further bring new products and services to our clients. Activity also included the acquisition of fixed assets for the buildout of additional leased properties.

       Net cash provided by financing activities was $73.9 million for the six months ended June 30, 1999. In June 1999, we completed a secondary public offering of 1.3 million shares of common stock at an offering price of $62.0625 per share. Of the 1.3 million shares of common stock offered, 100,000 shares were sold by a selling stockholder. The net proceeds of the offering to Advent were $70.2 million. We intend to use the net proceeds of this offering primarily for general corporate purposes, including working capital and capital expenditures. A portion of the proceeds could also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. Pending such uses, we have invested the net proceeds of this offering in short-term, interest-bearing, investment grade obligations. The remaining increase was due to proceeds from issuance of stock under employee benefit plans.

    We believe that our existing cash and short-term investments and cash expected to be generated from operations will be sufficient to meet our anticipated cash and capital requirements at least through the next twelve months.

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

     All mission-critical systems have been assessed for Year 2000 issues and renovation has been completed or is in progress for completion in the third quarter. All desktop systems, telecom equipment, and network equipment have been renovated. Our next step is to re-evaluate contingency plans, validate all remaining systems and evaluate the most reasonably likely worst case scenario. We anticipate the validation phase of the plan to be completed by the end of the third quarter. The necessity of any contingency plan must be evaluated on a case-by-case basis and will vary considerably in nature depending on the Year 2000 issue it may need to address. To date, we have spent $56,000 on replacement of phone equipment and plan to spend another $30,000 on the server replacement. Other costs for replacing software have been insignificant as most are under maintenance contracts or under warranty. To date, we have spent approximately $45,000on reallocation of personnel resources for the Year 2000 issue. In addition, we expect to reallocate additional personnel resources, at a cost of approximately $30,000, to attend to this matter. We believe any other modifications deemed necessary will be made on a timely basis and estimate that the cost of such modifications will not have a material effect on our operating results.

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

FORWARD-LOOKING STATEMENTS

OUR OPERATING RESULTS FLUCTUATE SIGNIFICANTLY AND WE MAY NOT BE ABLE TO MAINTAIN OUR EXISTING GROWTH RATES.

    Licenses into multi-user networked environments have increased both in individual size and number, and the timing and size of individual license transactions are becoming increasingly important factors in quarterly operating results. The sales cycles for transactions of this size are often lengthy and unpredictable. We may not be successful in closing large license transactions such as these on a timely basis or at all. Accordingly, if future revenues from large site licenses constitute a material portion of our net revenues, the timing of such licenses could cause additional variability in our quarterly operating results. We typically ship our software products shortly after receipt of a signed license agreement and initial payment and, consequently, software product backlog at the beginning of any quarter typically represents only a small portion of that quarter's expected revenues. Our expense levels are based in significant part on our expectations of future revenues and therefore are relatively fixed in the short term. Due to the fixed nature of these expenses combined with the relatively high gross margin historically achieved by us on products and services, an unanticipated decline in net revenues in any particular quarter is likely to disproportionately adversely affect operating results.

    We have generally realized lower revenues from license fees in the first quarter of the year than in the last quarter of the prior year. We believe that this has been due primarily to the concentration by some clients of larger capital purchases in the fourth quarter of the calendar year and their lower purchasing activity during the subsequent first quarter. We believe our annual incentive compensation plans, which tend to produce increased year-end sales activity, compound this factor. Furthermore, we have often recognized a substantial portion of each quarter's license revenues in the last month of that quarter.

    Because of the above factors, we believe that period to period comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance.

    Our stock price has fluctuated significantly since our initial public offering in November 1995. Like many companies in the technology and emerging growth sector, our stock price may be subject to wide fluctuations, particularly during times of high market volatility. If net revenues or earnings in any quarter fail to meet the investment community's expectations, our stock price is likely to decline. In addition, our stock price may be affected by broader market trends unrelated to our performance.

OUR SALES CYCLE IS LONG AND WE HAVE LIMITED ABILITY TO FORECAST THE TIMING AND AMOUNT OF SPECIFIC SALES.

    Because the purchase of our software products often requires significant, executive-level investment and systems architecture decisions by prospective customers, we must generally engage in a relatively lengthy sales effort. These transactions may be delayed during the customer acceptance process because we must provide a significant level of education to prospective customers regarding the use and benefit of our products. As a result, the sales cycle associated with the purchase of our software products is typically between two and nine months depending upon the size of the client, though it can be considerably longer, and is subject to a number of significant risks over which we have little or no control, including customers' budgeting constraints and internal acceptance procedures. Further, to the extent those potential customers divert resources and attention, or delay purchasing decisions, as a result of the Year 2000 issue, our sales cycle could be still longer. As a result of the length of our sales cycle, we have limited ability to forecast the timing and amount of specific sales. The timing of large individual sales is especially difficult to forecast. Because our expenses are generally relatively fixed in the near term, any shortfall from anticipated revenues could result in significant variations in our operating results from quarter to quarter.

    The implementation of our solutions involves a significant commitment of resources by customers and by us over an extended period of time. Also, the size and complexity of any particular implementation projects can cause delays in the sales cycle that precedes it. Any such delays could seriously harm our business.

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

WE ARE CONTINUING TO EXPAND OUR INTERNET INITIATIVE.

    To take advantage of the internet, we are continuing to expand an internet initiative under which we are developing services, both announced and unannounced, to bring internet-based products and services to clients. The first of these services, Rex, was launched during the second quarter of 1997. The second service, Advent Browser Reporting, was launched in the third quarter of 1998. As we develop new products and services under our internet initiative, we have and will continue to enter into development agreements with information providers, clients or other companies in order to accelerate the delivery of new products and services. We may not be successful in marketing our internet services or in developing other internet services. Our failure to do so could seriously harm our business.

WE MUST CONTINUE TO INTRODUCE NEW PRODUCTS AND PRODUCT ENHANCEMENTS.

    The market for our products is characterized by rapid technological change, changes in customer demands and evolving industry standards. As a result, our future success will continue to depend upon our ability to develop new products that address the future needs of our target markets and to respond to these changing standards and practices. Delays in the commencement of commercial shipments of new products or enhancements may result in client dissatisfaction and delay or loss of product revenues. In addition, our ability to develop new products and product enhancements is dependent upon the products of other software vendors, including system software vendors, such as Microsoft Corporation, database vendors and development tool vendors. If the products of these vendors have design defects or flaws, or if these products are unexpectedly delayed in their introduction, our business could be seriously harmed.

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

GENERAL  ECONOMIC  CONDITIONS  AND YEAR  2000  ISSUES  MAY  REDUCE  OUR  LICENSE
REVENUES.

    We believe that the market for large management software systems may be negatively impacted by a number of factors, including:

    -  reductions  in capital  expenditures  by large  customers;
    -  increasing competition;  and
    -  increased  customer  focus  on  addressing  Year  2000 problems.

    The above factors may, in turn, give rise to a number of market trends that may slow license revenue growth across the industry, including:

    - longer sales cycles;
    - deferral or delay of information technology projects and generally reduced expenditures for software;
    - reallocation of reduced capital expenditures to fix Year 2000 problems of existing systems; and
    - increased priced competition.

    Although we do not believe these factors have impacted our revenues to date, the continued presence of these factors in the market for large management software systems could adversely affect our business and results of operations.

IF OUR RELATIONSHIP WITH INTERACTIVE DATA IS TERMINATED, OUR BUSINESS MAY BE HARMED.

    Many of our clients use our proprietary interface to electronically retrieve pricing and other data from Interactive Data. Interactive Data pays us a commission based on their revenues from providing this data to our clients. Our software products have been customized to be compatible with their system and this software would need to be redesigned if their services were unavailable for any reason. Termination of our agreement with Interactive Data would require at least two years notice by either us or them, or 90 days in the case of material breach. If our relationship with Interactive Data were terminated or their services were unavailable to our clients for any reason, replacing these services could be costly and time consuming.

WE FACE INTENSE COMPETITION.

    The market for investment management software is intensely competitive and highly fragmented, subject to rapid change and highly sensitive to new product introductions and marketing efforts by industry participants. Our competitors include providers of software and related services as well as providers of timeshare services.

    Our competitors vary in size, scope of services offered and platforms supported. In addition, we compete indirectly with existing and potential clients, many of whom develop their own software for their particular needs and therefore may be reluctant to license software products offered by independent vendors like us. Many of our competitors have longer operating histories and greater financial, technical, sales and marketing resources than we do. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressures will not result in price reductions, reduced operating margins and loss of market share, any one of which could seriously harm our business.

WE FACE CHALLENGES IN EXPANDING OUR INTERNATIONAL OPERATIONS.

    We market and sell our products in the United States and, to a lesser extent, internationally. We have established a subsidiary located in Australia to market and sell our products in Australia. In order to expand our international operations, we would need to establish additional facilities, acquire other business, or enter into distribution relationships in other parts of the world. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. We cannot be certain that our investments in establishing facilities in other countries will produce desired levels of revenue. We currently have limited experience in developing localized versions of our products and marketing and distributing our products internationally. In addition, international operations are subject to other inherent risks, including:

   - The impact of recessions in economies  outside the United States;
   - Greater difficulty in accounts receivable collection and longer collection periods;
   - Unexpected changes in regulatory requirements;
   - Difficulties in successfully adapting our products to the language and technology standards of other countries;
   - Difficulties  and costs of staffing and managing  foreign  operations;
   - Reduced  protection for  intellectual  property rights in some countries;
   - Potentially   adverse  tax  consequences;   and
   - Political  and  economic instability.

    Our international revenues are generally denominated in local currencies. We do not currently engage in currency hedging activities. Although exposure to currency fluctuations to date has been insignificant, future fluctuations in currency exchange rates may adversely affect revenues from international sales.

UNDETECTED SOFTWARE ERRORS OR FAILURES FOUND IN NEW PRODUCTS MAY RESULT IN LOSS OF OR DELAY IN MARKET ACCEPTANCE OF OUR PRODUCTS THAT COULD SERIOUSLY HARM OUR BUSINESS.

    Our products may contain undetected software errors or failures when first introduced or as new versions are released. Despite testing by us and by current and potential customers, errors may not be found in new products until after commencement of commercial shipments, resulting in loss of or a delay in market acceptance, which could seriously harm our business.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY WE MAY BE SUBJECT TO INCREASED COMPETITION THAT COULD SERIOUSLY HARM OUR BUSINESS.

    Our success depends significantly upon our proprietary technology. We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret and copyright and patent laws, which afford only limited protection. We cannot assure you that we will develop proprietary products or technologies that are patentable, that any patent, if issued, would provide us with any competitive advantages or would not be challenged by third parties, or that the patents of others will not adversely affect our ability to do business.

    Litigation may be necessary to protect our proprietary technology. This litigation may be time-consuming and expensive. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products or design around patents issued to us or other intellectual property rights of ours.

WE FACE RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS.

    We may acquire or make investments in complementary companies, products or technologies. If we buy a company, we could have difficulty in integrating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in assimilating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to our existing stockholders.

WE MUST ATTRACT AND RETAIN QUALIFIED TECHNICAL AND SALES PERSONNEL.

    Our continued success depends, in part, on our ability to identify, attract, motivate and retain qualified technical and sales personnel. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, backgrounds and industry experience. Competition for qualified engineers, particularly in Northern California and the San Francisco Bay Area, is intense. The loss of the services of a significant number of our engineers or sales people could be disruptive to our development efforts or business relationships and could seriously harm our business.

YEAR 2000 COMPLIANCE ISSUES COULD SERIOUSLY HARM OUR BUSINESS.

    We are in the process of assessing and remediating any Year 2000 issues associated with our computer systems and software and other property and equipment. Despite our testing and remediation efforts, our systems and those of third parties, including content providers, advertisers, affiliates, and end users may contain errors or faults with respect to the Year 2000. Our efforts to address this issue are described in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Impact of Year 2000 Issue." Known or unknown errors or defects that affect the operation of our software and systems and those of third parties and end users, could result in delay or loss of revenue, cancellation of customer contracts, diversion of development resources, damage to our reputation, increased service and warranty costs, and litigation costs, any of which could harm our business.


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This Form 10-Q contains forward-looking statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may, " "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under "Forward Looking Statements," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by such forward-looking statements.

    Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". We had no holdings of derivative financial or commodity instruments at June 30, 1999. However, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Much of our revenue and capital spending is transacted in U.S. dollars, however, with the acquisition of Advent Australia, these subsidiary revenues and capital spending are transacted in Australian dollars. Results of operations from Advent Australia are not material to the results of operations of Advent. Therefore, we believe that foreign currency exchange rates should not materially adversely affect our overall financial position, results of operations or cash flows. We believe that the fair value of our investment portfolio or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our investment portfolio. However, a sharp increase in interest rates could have a material adverse affect on the fair value of our investment portfolio. Conversely, sharp declines in interest rates could seriously harm interest earnings of our investment portfolio.

    The table below presents principal amounts by expected maturity (in U.S. dollars) and related weighted average interest rates by year of maturity for our investment portfolio.

                              Estimated Fair Value
                                 at December 31,

                                                     1999          2000      2001      2002     2003    Thereafter       Total


Federal Instruments                               27,000,000    1,000,000                                            28,000,000
Weighted Average Interest Rate                          5.05         5.09                                                  5.05

Commercial Paper & Short-term obligations         47,490,000                                                         47,490,000
Weighted Average Interest Rate                          4.78                                                               4.78

Corporate Notes & Bonds                              905,000                                                            905,000
Weighted Average Interest Rate                          7.72                                                               7.72

Municipal Notes & Bonds                           15,300,000    3,250,000                                            18,550,000
Weighted Average Interest Rate                          5.25         4.77                                                  5.17
                                               ---------------------------------------------------------------------------------

Total Portfolio, excluding equity securities      90,695,000    4,250,000      -        -        -            -      94,945,000


At June 30, 1999, the cash and short-term investments totaled $114 million, which is comprised of the $95 million in our investment portfolio presented above, $10 million of cash and cash equivalents and $9 million in other investments.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    In June 1999, we completed a secondary public offering of 1.3 million shares of common stock at an offering price of $62.0625 per share. Of the 1.3 million shares of common stock offered, 100,000 shares were sold by a selling stockholder. The net proceeds of the offering to Advent were $70.2 million.

    We intend to use the net proceeds of this offering primarily for general corporate purposes, including working capital and capital expenditures. A portion of the proceeds may also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. Pending such uses, we intend to invest the net proceeds of this offering in short-term, interest-bearing, investment grade obligations.

    On July 13, 1999, our board of directors approved a 3-for-2 stock split. The stock split, to be made in the form of a stock dividend, is payable August 16, 1999 to stockholders of record on July 30, 1999. The split will increase the number of shares of common stock outstanding from about 9.6 million to about
14.4 million. It will not effect the proportionate holdings of any stockholder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At our Annual Meeting of Stockholders, held May 4, 1999, the following matters were voted upon by stockholders pursuant to proxies solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934:

    The following individuals were elected to the Board of Directors:

             NOMINEE                    FOR                   AGAINST
------------------------------   -------------------   -----------------------
Ms. Stephanie G. DiMarco             6,979,448                 82,025
Mr. Frank H. Robinson                6,978,948                 82,525
Mr. Wendell G. Van Auken             6,978,948                 82,525
Mr. William F. Zuendt                6,978,948                 82,525
Mr. Monte Zweben                     6,977,548                 83,925

    The vote for approval of the Amendments to the 1992 Stock Plan was as follows:

         FOR                      AGAINST                  ABSTAIN
-----------------------    ---------------------    ---------------------
      4,500,344                 1,683,340                   695

    The vote for ratification of the appointment of PricewaterhouseCoopers LLP was as follows:

         FOR                      AGAINST                  ABSTAIN
-----------------------    ---------------------    ---------------------
      7,054,049                   6,969                     455

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

             10.2          1992 Stock Plan, as amended,
             27            Financial Data Schedule,

     (b) Reports on Form 8-K

             None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ADVENT SOFTWARE, INC.

Dated:  August 12, 1999                By: /s/    STEPHANIE G. DIMARCO
                                          --------------------------------
                                                 Stephanie G. DiMarco
                                               Chairman of the Board and
                                                Chief Executive Officer
                                            (Principal Executive Officer)


Dated:  August 12, 1999                By: /s/    IRV H. LICHTENWALD
                                          ---------------------------------
                                                 Irv H. Lichtenwald
                                          Senior Vice President of Finance,
                                               Chief Financial Officer
                                                    and Secretary
                                             (Principal Financial Officer)


Dated: August 12, 1999                 By: /s/        PATRICIA VOLL
                                          ---------------------------------
                                                      Patricia Voll
                                                 Vice President of Finance
                                               (Principal Accounting Officer)