Form 10-Q
period 1999-09-30
ADVENT SOFTWARE INC /DE/
filed 1999-11-12
CIK 1002225

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]Quarterly  report pursuant to Section 13 or 15(d) of the Securities  Exchange
   Act of 1934 for the quarterly period ended September 30, 1999

                                       or

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

    The number of shares of the Registrant's Common Stock outstanding as of October 31, 1999 was 14,495,712.

                                      INDEX


PART I.  FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets                                3

          Condensed Consolidated Statements of Operations                      4

          Condensed Consolidated Statements of Cash Flows                      5

          Notes to the Condensed Consolidated Financial Statements             6


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS                                             7


     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       16


PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings                                                17

     ITEM 2. Changes in Securities and Use of Proceeds                        17

     ITEM 3. Defaults Upon Senior Securities                                  17

     ITEM 4. Submission of Matters to a Vote of Security Holders              17

     ITEM 5. Other Information                                                17

     ITEM 6. Exhibits and Reports on Form 8-K                                 17

     SIGNATURES                                                               18

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

                               ADVENT SOFTWARE, INC.

                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    SEP 30,          DEC 31,
                                                       1999             1998
-----------------------------------------------------------------------------
(in thousands)                                    (unaudited)       (audited)

                              ASSETS
Current assets:
   Cash and short-term investments                $ 117,289         $ 43,284
   Accounts receivable, net                          22,368           17,452
   Prepaid expenses and other                         3,915            2,010
   Deferred income taxes                              1,900            1,900
                                              --------------   --------------
      Total current assets                          145,472           64,646
                                              --------------   --------------
Fixed assets, net                                    14,486           11,433
Other assets, net                                    16,011           11,131
                                              --------------   --------------
      Total assets                                $ 175,969         $ 87,210
                                              ==============   ==============
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $  1,265         $  1,793
   Accrued liabilities                                7,736            6,270
   Deferred revenues                                 14,994           14,511
   Income taxes payable                               5,809            3,924
                                              --------------   --------------
      Total current liabilities                      29,804           26,498
                                              --------------   --------------
Long-term liabilities:
   Other liabilities                                    751              537
                                              --------------   --------------
      Total liabilities                              30,555           27,035
                                              --------------   --------------
Stockholders' equity:
   Common stock                                          96               82
   Additional paid-in-capital                       122,884           48,154
   Retained earnings                                 22,406           11,939
   Cumulative other comprehensive income                 28                -
                                              --------------   --------------
      Total stockholders' equity                    145,414           60,175
                                              --------------   --------------

      Total liabilities and stockholders'
      equity                                      $ 175,969         $ 87,210
                                              ==============   ==============

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ADVENT SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                        Three Months Ended September 30,     Nine Months Ended September 30,
                                        -------------------------------      -------------------------------
                                                  1999            1998               1999              1998
------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                  (unaudited)                         (unaudited)

Revenues:
   License and development fees               $ 12,851         $ 9,650           $ 33,568          $ 25,188
   Maintenance and other recurring               9,830           6,460             27,658            17,652
   Professional services and other               4,339           2,494             10,236             6,520
                                          -------------   -------------   ----------------   ---------------
      Net revenues                              27,020          18,604             71,462            49,360
                                          -------------   -------------   ----------------   ---------------
Cost of revenues:
   License and development fees                    817             777              2,445             1,932
   Maintenance and other recurring               2,698           1,526              7,427             4,559
   Professional services and other               1,471           1,024              3,948             2,788
                                          -------------   -------------   ----------------   ---------------
      Total cost of revenues                     4,986           3,327             13,820             9,279
                                          -------------   -------------   ----------------   ---------------
        Gross margin                            22,034          15,277             57,642            40,081
                                          -------------   -------------   ----------------   ---------------
Operating expenses:
   Sales and marketing                           8,373           5,955             23,189            16,736
   Product development                           4,344           3,250             12,210             8,920
   General and administrative                    2,557           1,784              7,279             5,249
   Amortization of intangibles                     383               -              1,150                 -
   Purchased research and development
     and other                                       -               -                  -             5,422
                                          -------------   -------------   ----------------   ---------------
      Total operating expenses                  15,657          10,989             43,828            36,327
                                          -------------   -------------   ----------------   ---------------
        Income from operations                   6,377           4,288             13,814             3,754
   Interest income, net                          1,235             352              2,046             1,083
                                           -------------   -------------   ----------------   ---------------
        Income before income taxes               7,612           4,640             15,860             4,837
   Provision for income taxes                    2,588           1,578              5,393             2,099
                                          -------------   -------------   ----------------   ---------------
        Net income                             $ 5,024         $ 3,062           $ 10,467           $ 2,738
                                          =============   =============   ================   ===============

Other comprehensive income, net of tax
        Foreign currency translation
         adjustment                                 (2)              -                 28                 -
                                          -------------   -------------   ----------------   ---------------
        Comprehensive income                   $ 5,022         $ 3,062           $ 10,495           $ 2,738
                                          =============   =============   ================   ===============


NET INCOME  PER SHARE DATA
Diluted
Net income per share                            $ 0.31          $ 0.23             $ 0.71            $ 0.21
Shares used in per share calculations           16,148          13,174             14,707            12,993

Basic
Net income per share                            $ 0.35          $ 0.25             $ 0.79            $ 0.23
Shares used in per share calculations           14,447          12,242             13,171            12,035


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ADVENT SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                            1999        1998
--------------------------------------------------------------------------------
(in thousands)                                                 (unaudited)

Cash flows from operating activities:
   Net income                                           $ 10,467     $ 2,738
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Purchased research and development                       -       4,493
      Depreciation and amortization                        3,071       2,357
      Provision for doubtful accounts                        907          92
      Deferred income taxes                                    -      (1,500)
      Deferred rent                                          214         395
      Cash provided by (used in) operating assets
       and liabilities:
        Accounts receivable                               (5,823)     (3,806)
        Prepaid and other current assets                  (1,905)        125
        Accounts payable                                    (493)         (4)
        Accrued liabilities                                1,429       1,159
        Deferred revenues                                    480       4,357
        Income taxes payable                               1,885       1,750
        Net liabilities assumed in pooling of interests
         with Microedge                                        -      (1,101)
                                                       ----------  ----------
           Net cash provided by operating activities      10,232      11,055
                                                       ----------  ----------
Cash flows from investing activities:
   Acquisition of fixed assets                            (4,977)     (4,037)
   Other assets, net                                      (6,027)        106
                                                       ----------  ----------
           Net cash used in investing activities         (11,004)     (3,931)
                                                       ----------  ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock                 74,744       1,770
                                                       ----------  ----------
           Net cash provided by financing activities      74,744       1,770
                                                       ----------  ----------
            Effect of exchange rate changes on cash and
            short-term investments                            33           -
                                                       ----------  ----------
Net increase in cash and short-term investments           74,005       8,894
Cash and short-term investments at beginning of period    43,284      36,056
                                                       ----------  ----------
Cash and short-term investments at end of period       $ 117,289    $ 44,950
                                                       ==========  ==========

Supplemental disclosure of cash flow information:
   Cash paid for income taxes                           $  2,816    $  1,273

   Supplemental disclosure of non-cash transactions:
      Purchase of assets of the Grants Division of
      Blackbaud, Inc. for issuance of common stock,
      net of purchased research & development                  -    $  2,021

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

    The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. Management recommends that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in Advent's 1998 Annual Report on Form 10-K filed with the SEC and Form S-3 filed on June 16, 1999. Interim results are not necessarily indicative of the results to be expected for the full year.

    In management's opinion, the condensed consolidated financial statements include all adjustments necessary to present fairly the financial position and results of operations for each interim period shown.

2. SECONDARY OFFERING

    In June 1999, we completed a secondary public offering of 1.95 million shares of common stock at an offering price of $41.375 per share. Of the 1.95 million shares of common stock offered, 150,000 shares were sold by a selling stockholder. The net proceeds of the offering to Advent were $70.2 million.

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

    In December 1998, the Accounting Standards Executive Committee released Statement of Position 98-9 ("SOP 98-9"), Modification of SOP 97-2, "Software Revenue Recognition," with Respect to Certain Transactions. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence (VSOE) of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied.

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

4. NET INCOME PER SHARE

                                                                Three Months Ended         Nine Months Ended
                                                                  September 30,               September 30,
(in thousands, except for per share data)                        1999      1998              1999      1998
-------------------------------------------------------------------------------------------------------------

Net income                                                     $ 5,024   $ 3,062          $ 10,467   $ 2,738
Reconciliation of shares used in basic and diluted
per share calculations

Diluted
Weighted average common shares outstanding                      14,447    12,242            13,171    12,035
Dilutive effect of stock options and warrants                    1,701       932             1,536       958
                                                               --------  --------   ---------------  --------
Shares used in diluted net income per share calculation         16,148    13,174            14,707    12,993
                                                               ========  ========   ===============  ========
Diluted net income per share                                    $ 0.31    $ 0.23            $ 0.71    $ 0.21
                                                               ========  ========   ===============  ========

Basic
Weighted average common shares outstanding                      14,447    12,242            13,171    12,035
                                                               --------  --------   ---------------  --------
Shares used in basic net income per share calculation           14,447    12,242            13,171    12,035
                                                               ========  ========   ===============  ========
Basic net income per share                                      $ 0.35    $ 0.25            $ 0.79    $ 0.23
                                                               ========  ========   ===============  ========

Weighted average options outstanding at September 30,
  1999 and 1998 not included in computation of diluted EPS
  because the exercise price was greater than the average
  market price                                                       -       230               278       130

Price of options not used in diluted EPS calculation               $ -   $ 28.42    $42.75 - 43.08   $ 28.42
                                                               --------  --------   ---------------  --------


5. STOCK SPLIT

     Our Board of Directors approved a three-for-two split of our common stock in July 1999. The stock split was effected as a stock dividend. Stockholders of record as of the close of business on July 30, 1999 were issued a certificate representing one additional common share for every two shares of common stock held on the record date. These certificates were distributed on August 16, 1999. The stock split increased the number of shares of common stock outstanding from approximately 9.6 million shares to approximately 14.4 million shares. Shares and per share data in this Form 10-Q have been adjusted to reflect the stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITIONS

     In May 1998, we issued 255,000 shares of common stock for certain assets of the Grants Management Division of Blackbaud, Inc., a privately held company located in Charleston, South Carolina. Through this acquisition we combined the Grants Management product line of Blackbaud with MicroEdge, an acquisition in February 1998 which we accounted for as a pooling of interest. This transaction was accounted for as a purchase and the results of operations of the business and assets acquired are included in our financial statements from the date of acquisition. We incurred a charge relating to in-process research and development and other expenses of $5.4 million in connection with this transaction.

     In November 1998, we issued 22,500 shares of common stock and paid $4.1 million in exchange for all the outstanding shares of HubData, Inc., a distributor of consolidated securities information and data to investment management organizations. HubData delivers services to over 240 institutional investment firms. This business combination was accounted for as a purchase. As a result of the acquisition, we incurred a charge relating to in-process research and development (IPR&D) of $3 million. In determining the IPR&D, we allocated the estimated cash flows of the projects between the total development work as of the date of the acquisition and the work to be accomplished subsequent to the acquisition.

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

DISTRIBUTOR RELATIONSHIP

    We rely on a number of strategic alliances to help us achieve market acceptance of our products and to leverage our development, sales, and marketing resources. In the third quarter of 1999, our existing distributor in Scandinavia formed Advent Europe to distribute the Advent Office suite throughout the European Community. Advent Europe, incorporated in The Netherlands, is an independent entity and is financially backed by our Scandinavian distributor. It will make tax and language modifications to Advent Office to fit the various needs of the local jurisdictions and then market and license the Advent Office suite. The structure of this deal allows us to convert individual country distributors into wholly-owned Advent subsidiaries once specific revenue and profitability levels are achieved within each country. All transactions between Advent Europe and us will be transacted in U.S. dollars.

RESULTS OF OPERATIONS

    Net Revenues. Our net revenues for the third quarter of 1999 increased 45% to $27 million, compared with net revenues of $18.6 million for the third quarter in 1998. Net revenues for the nine months ended September 30, 1999 increased 45% to $71.5 million, compared to net revenues of $49.4 million for the nine months ended September 30, 1998, reflecting increases in each component of net revenues. License and development fees for the third quarter of 1999 increased 33% to $12.9 million compared to $9.7 million for the third quarter of 1998. License and development fees for the nine months ended September 30, 1999 increased 33% to $33.6 million, compared to $25.2 million for the nine months ended September 30, 1998. The increase in license and development fees was primarily due to increased sales of Advent Office and, to a lesser extent, Geneva. Maintenance and other recurring revenue for the third quarter of 1999 increased 52% to $9.8 million, compared with maintenance and other recurring revenue of $6.5 million for the third quarter of 1998. Maintenance and other recurring revenue for the nine months ended September 30, 1999 increased 57% to $27.7 million, compared to $17.7 million for the nine months ended September 30, 1998. The increase was due primarily to a larger customer base and increased demand for implementation management services. The increase was also attributed to the addition of HubData as we purchased it in the fourth quarter of 1998 and have only included its results since the purchase date. Professional services and other revenue for the third quarter of 1999 increased 74% to $4.3 million, compared with professional services and other revenue of $2.5 million for the third quarter of 1998. Professional services and other revenue for the nine months ended September 30, 1999 increased 57% to $10.2 million, compared to $6.5 million for the nine months ended September 30, 1998. The increase was primarily due to higher product sales activity, which increased demand for our professional services, increased attendance at our Fall conference and increased consulting rates.

    Cost of Revenues. Our cost of revenues for the third quarter of 1999 increased 49.9% to $5 million, compared with cost of revenues of $3.3 million for the third quarter of 1998. Cost of revenues for the nine months ended September 30, 1999 increased 48.9% to $13.8 million, compared with $9.3 million for the nine months ended September 30, 1998. Our cost of revenues as a percentage of net revenues remained relatively stable at 18% and 19% for the three and nine months ended September 30, 1999 and 1998, respectively. Cost of license and development fees increased 5.1% to $817,000 in the third quarter of 1999, compared with $777,000 in the third quarter of 1998. Cost of license and development fees for the nine months ended September 30, 1999 increased 26.6% to $2.4 million, compared with $1.9 million for the nine months ended September 30, 1998. The increase in cost of license and development fees is related to the increase in license and development fees revenue. Cost of license and development fees as a percentage of the related revenues decreased to 6.4% for the third quarter of 1999, compared with 8.1% for the third quarter of 1998. The decrease was due to the redeployment of resources from license and development fee projects to product development. Cost of license and development fees as a percentage of the related revenues remained relatively stable at 7.3% for the nine months ended September 30, 1999 compared with 7.7% for the nine months ended September 30,1998. Cost of maintenance and other recurring revenues increased 76.8% to $2.7 million for the third quarter of 1999 from $1.5 million for the third quarter of 1998. Cost of maintenance and other recurring revenues for the nine months ended September 30, 1999 increased 62.9% to $7.4 million from $4.6 million for the same period in 1998. This dollar increase was due to increased staffing required to support a larger customer base and more complex implementations as well as the addition of our acquisitions. Cost of maintenance and other recurring revenues as a percentage of the related revenues increased to 27.4% for the third quarter of 1999 from 23.6% for the third quarter of 1998. Cost of maintenance and other recurring revenues as a percentage of the related revenues increased to 26.9% for the nine months ended September 30, 1999 from 25.8% for the nine months ended September 30, 1998. The increase is due to a change in product mix resulting from our acquisitions. Cost of professional services and other revenue increased 43.6% to $1.5 million for the third quarter of 1999, compared with $1 million for the third quarter in 1998. Cost of professional services and other revenues for the nine months ended September 30, 1999 increased 41.6% to $3.9 million, compared with $2.8 million for the nine months ended September 30, 1998. The increase was primarily due to increased staffing necessary to provide services to an expanded customer base and increased expenses due to a higher attendance at our Fall conference. Cost of professional services and other revenue as a percentage of the related revenues decreased to 33.9% for the third quarter of 1999 from 41.1% for the third quarter of 1998. Cost of professional services and other revenue as a percentage of the related revenues decreased to 38.6% for the nine months ended September 30, 1999 from 42.8% in the nine months ended September 30, 1998. The decrease was primarily due to increased conference revenue, which has a lower gross margin, and efficiency initiatives towards our larger professional services contracts.

    Sales and Marketing. Our sales and marketing expenses for the third quarter of 1999 increased 40.6% to $8.4 million, compared with $6 million for the third quarter of 1998. Sales and marketing expenses for the nine months ended September 30, 1999 increased 38.6% to $23.2 million, compared with $16.7 million for the nine months ended September 30, 1998. The increase in expense for the three and nine months ended September 30, 1999 was primarily due to an increase in sales and marketing personnel, expenses resulting from the marketing of Advent Office and focused sales and marketing efforts towards our internet initiative. Sales and marketing expenses as a percentage of net revenues decreased to 31% for the third quarter of 1999 from 32% in the third quarter of 1998. Sales and marketing expenses as a percentage of net revenues for the nine months ended September 30, 1999 decreased to 32.4% from 33.9% for the nine months ended September 30, 1998. The decrease was primarily due to the result of the efficiencies we experience from our evolving multi-product sales strategy.

    Product Development. Our product development expenses for the third quarter of 1999 increased 33.7% to $4.3 million, compared with product development expenses of $3.3 million for the third quarter of 1998. Product development expenses for the nine months ended September 30, 1999 increased 36.9% to $12.2 million, compared with $8.9 million for the nine months ended September 30, 1998. Product development expenses increased primarily due to an increase in personnel as we increased our product development efforts to accelerate the rate of product enhancements and new product introductions. Product development expense as a percentage of net revenues decreased to 16% for the three months ended September 30, 1999 from 17.5% for the three months ended September 30, 1998. Product development expense as a percentage of net revenues decreased to 17% for the nine months ended September 30, 1999 from 18% for the nine months ended September 30, 1998. The decrease was primarily due to revenues increasing at a faster rate than expenses.

  General and Administrative. Our general and administrative expenses for the third quarter of 1999 increased 43.3% to $2.6 million, compared with $1.8 million for the third quarter of 1998. General and administrative expenses for the nine months ended September 30, 1999 increased 38.7% to $7.3 million, compared with $5.2 million for the nine months ended September 30, 1998. The increase was due to increased personnel need to support our growth. General and administrative expenses as a percentage of net revenues remained stable at 9.5% for the third quarter of 1999 and 1998. General and administrative expenses as a percentage of net revenues remained relatively stable at 10.2% and 10.6% for the nine months ended September 30, 1999 and 1998, respectively.

    Amortization of Intangibles. We recorded amortization of intangibles of $383,000 and $1.2 million for the three and nine months ended September 30, 1999. This was based on recorded goodwill of $5.6 million in connection with the acquisitions of HubData, Inc. and Advent Australia, formerly named Portfolio Management Systems Pty., Ltd. As of this filing, we have made progress on the development efforts associated with the HubData products. In addition, the revenue and costs associated with the in-process technology have been materially consistent with the assumptions we used in the valuation. Since the valuation was based on our estimates of market potential, product introductions, and technology trends, we will periodically assess our estimates related to the valuation model to determine if the assets acquired have been impaired. If we determine that there has been impairment, there could be additional charges to income.

    Interest Income, Net. Our net interest income for the third quarter of 1999 increased 251% to $1.2 million, compared with net interest income of $352,000 for the third quarter of 1998. Our net interest income for the nine months ended September 30, 1999 increased 89% to $2 million, compared with net interest income of $1.1 million for the nine months ended September 30, 1998. The increase was due to greater interest income generated from higher cash and short-term investment balances from the net cash proceeds from our secondary offering. We expect interest income to continue this trend for the year as we intend to invest the amount in short-term, interest-bearing investment grade obligations.

    Provision for Income Taxes. For the three and nine months ended September 30, 1999, we recorded a tax provision of $2.6 million and $5.4 million, respectively, based on our pretax income using an effective tax rate of 34%, which is our anticipated effective tax rate for the fiscal year 1999. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved. The effective tax rate of 40% in 1998 was higher than 1999 due to certain expenses from acquisitions that were not deductible, partially offset by the implementation of a tax planning strategy in the third quarter.

LIQUIDITY AND CAPITAL RESOURCES

    For the nine months ended September 30, 1999, we have generated $10.2 million in cash flows from operating activities. Cash flows from operating activities resulted primarily from net income of $10.5 million and changes in operating activities. These changes include an increase in accrued liabilities and accrued income taxes, which is partially offset by an increase in accounts receivable and a decrease in accounts payable.

    Net cash used in investing activities was $11 million for the nine months ended September 30, 1999. Activity included prepayment of $6.5 million to a new recurring revenue partner to further bring new products and services to our clients. Activity also included the acquisition of fixed assets for the buildout of additional leased properties to support our continuing growth.

       Net cash provided by financing activities was $74.7 million for the nine months ended September 30, 1999. In June 1999, we completed a secondary public offering of 1.95 million shares of common stock at an offering price of $41.375 per share. Of the 1.95 million shares of common stock offered, 150,000 shares were sold by a selling stockholder. The net proceeds of the offering to Advent were $70.2 million. We intend to use the net proceeds of this offering primarily for general corporate purposes, including working capital and capital expenditures. A portion of the proceeds could also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. Pending such uses, we have invested the net proceeds of this offering in short-term, interest-bearing, investment grade obligations. The remaining increase was due to proceeds from issuance of stock under employee benefit plans.

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

     We have outlined a four-stage plan to comply with Year 2000 processing standards: assessment, renovation, validation and implementation. The assessment phase involves identifying the problem, identifying all systems at risk, prioritizing and developing contingency plans and identifying potential solutions and costs. The renovation phase involves applying the fixes to the identified problems and re-evaluating contingency plans once fixes have been made. The validation phase requires testing the fixes either by paper study or by a dry run of day-to-day activities. Implementation is the final phase in which we identify training needs, establish a training plan and start training people to properly execute the contingency plans. It is our intent to complete this process by early December 1999.

     All mission-critical systems have been assessed for Year 2000 issues and renovation has been completed on all but a few systems that required an upgrade, patch or replacement. All desktop systems, telecom equipment, and network equipment have been renovated. All remaining systems in the process of renovation and validation will be completed by late November. Fourth quarter activities will focus mainly on contingency planning, validation of all remaining systems, evaluating the most reasonably likely worst case scenario and implementing training to properly execute our contingency plans. The necessity of any contingency plan must be evaluated on a case-by-case basis and will vary considerably in nature depending on the Year 2000 issue it may need to address. To date, we have spent $56,000 on replacement of phone equipment and another $30,000 on a server replacement. Other costs for replacing software have been insignificant as most are under maintenance contracts or under warranty. To date, we have spent approximately $60,000 on reallocation of personnel resources for the Year 2000 issue. In addition, we expect to reallocate additional personnel resources, at a cost of approximately $15,000, to attend to this matter. We believe any other modifications deemed necessary will be made on a timely basis and estimate that the cost of such modifications will not have a material effect on our operating results.

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

    Our stock price has fluctuated significantly since our initial public offering in November 1995. Like many companies in the technology and emerging growth sector, our stock price may be subject to wide fluctuations, particularly during times of high market volatility. If net revenues or earnings in any quarter fail to meet or exceed the investment community's expectations, our stock price is likely to decline. In addition, our stock price may be affected by broader market trends unrelated to our performance.

OUR SALES CYCLE IS LONG AND WE HAVE LIMITED ABILITY TO FORECAST THE TIMING AND AMOUNT OF SPECIFIC SALES.

    Because the purchase of our software products often requires significant, executive-level investment and systems architecture decisions by prospective customers, we must generally engage in a relatively lengthy sales effort. These transactions may be delayed during the customer decision process because we must provide a significant level of education to prospective customers regarding the use and benefit of our products. As a result, the sales cycle associated with the purchase of our software products is typically between two and nine months depending upon the size of the client, though it can be considerably longer, and is subject to a number of significant risks over which we have little or no control, including customers' budgeting constraints and internal decision procedures. Further, to the extent those potential customers divert resources and attention, or delay purchasing decisions, as a result of the Year 2000 issue, our sales cycle could be still longer. As a result of the length of our sales cycle, we have limited ability to forecast the timing and amount of specific sales. The timing of large individual sales is especially difficult to forecast. Because our expenses are generally relatively fixed in the near term, any shortfall from anticipated revenues could result in significant variations in our operating results from quarter to quarter.

    The implementation of our solutions involves a significant commitment of resources by customers and by us over an extended period of time. Also, the size and complexity of any particular implementation project can cause delays in the sales cycle that precedes it. Any such delays could seriously harm our business.

WE DEPEND HEAVILY ON OUR PRODUCT, AXYS.

    For the past four years, we derived a substantial majority of our net revenues from the licensing of Axys and related products and services. In addition, many of our other products, such as Moxy, Qube and various data interfaces were designed to operate with Axys to provide an integrated solution. As a result, we believe that a majority of our net revenues, at least through 2000, will be dependent upon continued market acceptance of Axys, enhancements or upgrades to Axys and related products and services.

WE ARE CONTINUING TO EXPAND OUR INTERNET INITIATIVE.

    To take advantage of the internet, we are continuing to expand an internet initiative under which we are developing services, both announced and unannounced, to bring internet-based products and services to clients. The first of these services, Rex, was launched during the second quarter of 1997. The second service, Advent Browser Reporting, was launched in the third quarter of 1998. As we develop new products and services under our internet initiative, we have and may continue to enter into development agreements with information providers, clients or other companies in order to accelerate the delivery of new products and services. We may not be successful in marketing our internet services or in developing other internet services. Our failure to do so could seriously harm our business.

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

IF OUR RELATIONSHIP WITH INTERACTIVE DATA CORPORATION IS TERMINATED, OUR BUSINESS MAY BE HARMED.

    Many of our clients use our proprietary interface to electronically retrieve pricing and other data from Interactive Data Corporation ("Interactive Data"). Interactive Data pays us a commission based on their revenues from providing this data to our clients. Our software products have been customized to be compatible with their system and this software would need to be redesigned if their services were unavailable for any reason. Termination of our agreement with Interactive Data would require at least two years notice by either us or them, or 90 days in the case of material breach. If our relationship with Interactive Data were terminated or their services were unavailable to our clients for any reason, replacing these services could be costly and time consuming.

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

WE FACE CHALLENGES IN EXPANDING OUR INTERNATIONAL OPERATIONS.

    We market and license our products in the United States and, to a lesser extent, internationally. We have established a subsidiary located in Australia to market and license our products in Australia. In order to expand our international operations, we would need to establish additional facilities, acquire other business, or enter into distribution relationships in other parts of the world. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. We cannot be certain that our investments in establishing facilities in other countries will produce desired levels of revenue. We currently have limited experience in developing localized versions of our products and marketing and distributing our products internationally. In addition, international operations are subject to other inherent risks, including:

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

WE FACE RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS OR POTENTIAL DIVESTITURES.

    We may acquire or make investments in complementary companies, products or technologies or make divestitures of our existing product lines. If we buy a company, we could have difficulty in integrating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in assimilating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to our existing stockholders. If we engage in additional acquisitions or divestitures in future periods, or if past acquisitions fail to meet management's expectations, our business and financial position may be materially harmed.

WE MUST ATTRACT AND RETAIN QUALIFIED TECHNICAL AND SALES PERSONNEL.

    Our continued success depends, in part, on our ability to identify, attract, hire, motivate and retain qualified technical and sales personnel. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, background, and industry experience. Competition for qualified engineers is intense and we may fail to retain our key personnel or attract highly qualified personnel. In addition, new personnel frequently require extensive training before they achieve desired levels of productivity. The loss of the services of one or more of our key personnel could be disruptive to our development efforts or business relationships and could seriously harm our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". We had no holdings of derivative financial or commodity instruments at September 30, 1999. However, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Much of our revenue and capital spending is transacted in U.S. dollars, however, with the acquisition of Advent Australia, these subsidiary revenues and capital spending are transacted in Australian dollars. Results of operations from Advent Australia are not material to the results of operations of Advent. Therefore, we believe that foreign currency exchange rates should not materially adversely affect our overall financial position, results of operations or cash flows. We believe that the fair value of our investment portfolio or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our investment portfolio. However, a sharp increase in interest rates could have a material adverse affect on the fair value of our investment portfolio. Conversely, sharp declines in interest rates could seriously harm interest earnings of our investment portfolio.

    The table below presents principal amounts by expected maturity (in U.S. dollars) and related weighted average interest rates by year of maturity for our investment portfolio.

                              Estimated Fair Value
                                 at December 31,

                                    1999      2000   2001   Thereafter    Total
                                 -------   -------  -----   ----------  -------
(in thousands)
Federal Instruments              $ 7,300   $12,000                      $19,300
Weighted Average Interest Rate      5.32      5.53                         5.45

Commercial Paper & Short-term
  obligations                     27,005    22,000                       49,005
Weighted Average Interest Rate      4.86      5.46                         5.13

Corporate Notes & Bonds                      3,000                        3,000
Weighted Average Interest Rate                5.25                         5.25

Municipal Notes & Bonds           19,290     4,250  7,285                30,825
Weighted Average Interest Rate      5.74      5.30   5.79                  5.69
                                ------------------------------------------------

Total Portfolio, excluding
equity securities                $53,595   $41,250 $7,285   $     -    $102,130

At September 30, 1999, the cash and short-term investments totaled $117 million, which is comprised of the $102 million in our investment portfolio presented above, $13 million of cash and cash equivalents and $2 million in other investments.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On July 13, 1999, our board of directors approved a 3-for-2 stock split. The stock split, made in the form of a stock dividend, was paid August 16, 1999 to stockholders of record on July 30, 1999. The split increased the number of shares of common stock outstanding from about 9.6 million to about 14.4 million. It has not effected the proportionate holdings of any stockholder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

        27   Financial Data Schedule.

(b) Reports on Form 8-K

        None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ADVENT SOFTWARE, INC.


Dated: November 12, 1999               By: /s/   IRV H. LICHTENWALD
                                          ---------------------------------
                                                 Irv H. Lichtenwald
                                          Senior Vice President of Finance,
                                               Chief Financial Officer
                                                    and Secretary
                                            (Principal Financial Officer)

Dated: November 12, 1999               By: /s/    PATRICIA VOLL
                                          ---------------------------------
                                                  Patricia Voll
                                            Vice President of Finance
                                          (Principal Accounting Officer)