Form 10-K
period 1999-12-31
ADVENT SOFTWARE INC /DE/
filed 2000-03-17
CIK 1002225

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual  report  pursuant  to Section  13 or 15(d) of the  Securities
    Exchange Act of 1934 for the fiscal year ended December 31, 1999

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes[X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares of the registrant's Common Stock outstanding as of March 6, 2000 was 29,575,620. The aggregate market value of the registrant's Common Stock held by non-affiliates, based upon the closing price on March 6, 2000, as reported on the Nasdaq National Market System, was approximately $1.06 billion. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following documents are incorporated by reference into Parts II and III of this Form 10-K: (1) 1999 Annual Report to Stockholders of the Registrant (Part II of this Form 10-K); and (2) Definitive Proxy Statement for the registrant's Annual Meeting of Stockholders to be held May 4, 2000 (Part III of this Form 10-K).

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K contains forward-looking statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans" "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under "Risk Factors and Forward Looking Statements," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by such forward-looking statements.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-K or to conform such statements to actual results.

PART I

ITEM 1. BUSINESS

OVERVIEW

     We are a leading provider of Enterprise Investment Management, or EIM, solutions that automate and integrate mission-critical functions for investment management professionals.

     Advent Office(TM), our suite of integrated products, addresses the demand for software products that automate, simplify and integrate functions for investment management by automating and integrating work and data flows across the entire investment management enterprise. Advent Office reduces client costs, improves the accuracy of client information and enables our clients to provide enhanced customer service.

INDUSTRY BACKGROUND AND OUR CLIENTS

     Our clients include a range of organizations that manage investment portfolios, including investment advisors, brokerage firms, banks and hedge funds. Our clients also include corporations, public funds, foundations, universities and non-profit organizations that manage investment portfolios and perform similar portfolio management functions. Recently, the investment management industry has experienced significant growth which, in combination with other factors, has led to increasing demand for software products that automate, simplify and integrate functions within investment management organizations. This increasing demand is driven by several industry dynamics. Financial assets under management have increased substantially during the last decade. As the value of total financial assets under management has increased, there has been a substantial increase in the number of investment management organizations and a steady introduction of increasingly sophisticated financial instruments. As a result, investment managers are faced with increasingly complicated portfolio accounting and management requirements as well as extensive and evolving industry standards and government regulations.

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

     The front office operations of an investment manager include the marketing and customer relationship management aspect of dealing with customers; the middle office focuses on trade order management and trading workflow; and the back office includes the accounting functions of the organization. In order to operate efficiently within this environment, investment management organizations must automate and integrate their mission-critical and labor-intensive functions, including (i) investment decision support and client relationship management, (ii) order management and trading and (iii) portfolio accounting, performance measurement, report generation and compliance. Investment management organizations historically have relied on internally developed systems, timesharing services or simple spreadsheet-based systems to manage information flows. Due to inherent limitations in each of these types of systems, investment management organizations are demanding highly
functional,   easy-to-use,   scalable,   cost-effective  and  flexible  software
applications that automate and integrate their mission-critical business functions.

THE ADVENT SOLUTION

     The Advent solution combines a fully integrated suite of client-centric software products, with a full range of professional services - from implementation management and training to technical support and custom engineering, all aimed at accomplishing our clients' business objectives.

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

     We believe that our Enterprise Investment Management, or EIM, solution is well suited for the investment management functions of corporations, public funds, partnerships, foundations, universities and non-profit organizations. An Enterprise Investment Management solution is an evolutionary process that encompasses three phases:

o Investment Process Integration - involves the integration of front-, mid-, and back-office components with each other as well as with standard productivity applications such as Microsoft Word(R) and Excel(R). This integration eliminates ineffective communication between processes and minimizes processing errors, enabling growth by reducing bottlenecks within the company.

o Data Collection and Reconciliation - enables the investment firm to integrate the external data regarding pricing and settlements so that the firm can quickly and efficiently settle transactions and monitor performance in an automated fashion.

o Customer Responsiveness - incorporates numerous capabilities enabling our clients to provide more personal, effective communication with their customers. This capability enables decision makers for the firm to have timely access to information in order to make more effective decisions on behalf of the clients.

BACK OFFICE

     We offer three portfolio accounting and management systems: Axys(R), Advent Partner(R) and Geneva(R), each targeted at a different market segment, to automate the back office functions. We also offer additional back office applications, including our REX(TM) solution, which provides reconciliation management, and our Advent Warehouse(TM) solution, which provides data warehousing capabilities.

     AXYS,  our  core  product,  introduced  in  1993,  is a  highly  functional portfolio accounting and management system targeted towards investment management organizations of all sizes. Axys provides investment professionals with broad portfolio accounting functionality, timely decision support, sophisticated performance measurement and flexible reporting. Specifically, clients can record, account for and report on a variety of investment instruments, including equities, fixed income, mutual funds and cash. Axys users gain access on demand to portfolio holdings, asset allocation, realized and unrealized gains and losses, actual and projected income and other valuable data. Portfolio performance can be measured for individual portfolios or related groups, and for any specified time period. Investment professionals can choose from over 200 pre-defined reports with flexible "as-of" reporting, which can be customized as to formats and fonts. Clients can easily generate fully customized reports with the assistance of the Axys Report Writer. Clients can also produce presentation-quality graphics via an integrated link with Microsoft Excel's charting capability. In addition, Axys offers integrated multi-currency capabilities which, among other things, allow reports to be restated in any currency, tracks reclaimable foreign withholding tax, and can identify components of return attributable to market prices versus currency rate fluctuations.

     Axys also provides integration with a variety of investment tools and data. These tools include (i) Moxy, our trade order management solution, (ii) pricing, corporate actions, analytics and fundamental data via interfaces to data vendors, (iii) automatic data entry and reconciliation of trades with interfaces to the Depository Trust Corporation (DTC), brokerage firms and custodians, (iv) integrating through the Internet via our custodial data service and software, and (v) Internet reporting via Advent Browser Reporting(TM) for Enterprise Users, our Internet reporting service.

     ADVENT PARTNER, introduced in December 1996, is an investment partnership allocation solution, which integrates with Axys. This product is specifically designed for hedge funds, venture funds and limited investment partnerships that face the complex and time-consuming task of consistently and accurately accounting for and reporting on partnership tax allocation and other activities. The Windows-based system tracks partner-specific information, handles the complexities of allocating realized and unrealized gains and losses for tax purposes, allocates performance incentive fees, provides on-demand partner and partnership reporting on an economic or tax allocation basis and streamlines the production of partnership tax returns (K-1's).

     GENEVA, introduced to target organizations in 1995 and made commercially available in October 1997, is a high-end portfolio accounting system designed to meet the needs of large, global investment management organizations with complex, international accounting requirements. Geneva offers feature-rich global accounting, extensive reporting (including profit and loss reporting by strategy) and sophisticated multicurrency capabilities. In addition, Geneva's highly flexible design allows users to add newly created financial instruments and tailor accounting treatments to their specific needs.

     REX, introduced in the second quarter of 1997, is the Advent Office solution for reconciliation management. REX is integrated with Axys and is designed for firms that want to electronically reconcile their Axys information against their custodial information. REX automates matching and helps users identify exceptions, correct or add transactions to their portfolios or communicate and track changes required by their custodian.

     ADVENT WAREHOUSE, introduced in 1998, is a data warehouse solution designed to allow investment professionals to readily access investment data regardless of how the data was created or maintained, without impacting the performance of their high volume transaction-based Advent Office systems. Relational technology and data warehousing tools provide an open environment for ad hoc decision support and customized reporting on enterprise wide investment information. Investment professionals can take advantage of the sea of information captured during the investment process to improve client service and gain competitive advantage.

MIDDLE OFFICE

     MOXY(R), introduced in 1995, automates and streamlines the trading and order management process. Moxy facilitates accurate trade order management and preparation, tracks trade-order status, automates the allocation of block trades across multiple portfolios and electronically interfaces with Axys to provide an integrated solution. Moxy supports fixed income, mutual funds and equity trading and offers multicurrency capabilities. Moxy enables investment managers to accurately adjust portfolio holdings, rebalance portfolios against models, interactively assess "what-if" scenarios and automatically create orders to be executed. For traders, Moxy tracks cash and positions during the trading day, enables the accurate preparation of block trades and internal electronic trade tickets, facilitates compliance with investment restrictions and trading requirements and minimizes trading errors. Moxy also allows traders and others to view the status of orders via customizable screens and maintain an electronic audit trail of the trade process. Moxy automates the allocation process of partial and complete executions and allows the user to send allocation results using OASYS, an electronic allocation system, to communicate allocations to brokers electronically. Moxy also provides Internet-ready electronic order routing based on the industry standard FIX messaging protocol so that Moxy users can route trades electronically to any FIX-compliant broker or crossing network that supports the Internet or other TCP/IP connections. Moxy electronically posts allocated trades into Axys on demand, eliminating time-consuming and error-prone manual entry.

FRONT OFFICE

     QUBE(R), introduced in 1995, is designed to help securities professionals develop and improve client relationships by automating scheduling, client communications and client data. For example, Qube integrates with portfolio information on Axys and enables investment professionals to interactively screen client investment profiles and notes of conversations to identify appropriate candidates for various investment opportunities. In addition, Qube can be used to enhance direct marketing campaigns by matching clients with market opportunities. Qube captures extensive investment profile information, has on-line query capability, networking features and mail merge capabilities and facilitates information sharing across professionals in an office.

     ADVENT BROWSER REPORTING FOR DECISION MAKERS, introduced in 1998, puts the power of data analysis on the portfolio managers' desktop via the Internet. Using our On-line Analytical Processing tools (OLAP), investment data can be sliced and diced to improve the decision making process. ADVENT BROWSER REPORTING FOR INVESTORS, also introduced in 1998, allows investment managers to post Axys reports to a secure website where their clients can access these reports 24 hours a day, 7 days a week. ADVENT BROWSER REPORTING FOR ENTERPRISE USERS allows investment professionals the ability to access Axys from remote locations via the Internet and run Axys reports as if they were in their office.

GRANTS MANAGEMENT

     GIFTS FOR WINDOWS(TM) is a proposal tracking and grants management system that allows the user to retrieve and classify requests, generate personalized letters, manage contacts, schedule and monitor activities, maintain complete organization history, track payments, contingencies and report requests. This software product is primarily used by the philanthropic community such as foundations, corporations and other organizations to manage their grant-making activities.

MAINTENANCE SUPPORT AND DATA INTERFACES

     We earn recurring revenues by offering a choice of maintenance contracts and by providing proprietary interfaces to external sources of critical data. These interfaces allow clients to (1) download pricing, corporate actions and other data from third party vendors such as Interactive Data Corporation (Interactive Data), a wholly owned indirect subsidiary of Pearson plc, and (2) interface with DTC, certain brokerage firms and custodians for trading activity. Many of our clients use our proprietary interface to electronically retrieve pricing and other data from Interactive Data. Interactive Data pays us a commission based on Interactive Data's revenues from providing such data to our clients.

     Our Hub Data subsidiary consolidates securities information and data from various third party providers such as Muller Data Corporation, Standard and Poor's J.J. Kenny, a division of The McGraw-Hill Companies, Interactive Data and others, and provides data feeds and services to a range of financial institutions via electronic interfaces to many portfolio software systems.

     Due to the mission-critical nature of our products, many clients purchase annual maintenance contracts, which entitle them to technical support and product upgrades as they become available. We continually upgrade and enhance our products to respond to changing market needs, evolving regulatory requirements and new technologies.

INTERNET INITIATIVE

     We believe the Internet will be a low-cost communications platform used to integrate external information into our products, thereby providing our clients with straight through processing of business information. To take advantage of the Internet, we have launched an Internet Initiative, developing services, both announced and unannounced, to bring Internet-based products and services to our clients. We launched REX, our first Internet service during the second quarter of 1997. Using the Internet, REX consolidates communication and information from all participating custodians, enabling our clients to quickly and easily reconcile transactions and holdings with a click of the mouse. Our second Internet-based product is Advent Browser Reporting, which we introduced in 1998. Advent Browser Reporting is a reporting component of Advent Office, which provides users the ability to access Advent Office information through a web browser. In May 1999, we introduced Advent Corporate Actions, an enterprise-wide notification service that automates and simplifies the process of tracking corporate actions such as mergers, spin-offs and bankruptcies.

     Additionally we have added Distance Learning and Advent Connection. Distance Learning is Advent's online interactive classroom offering education services via the Internet. Now our clients can participate in an interactive education session with a certified Advent instructor from the comfort of their office or home. Advent Connection is our client-only website which provides technical information, support, educational offerings, discussion groups and a software center that allows our clients to download free client reports.

     From time to time, as we begin the development of new products and services, including our Internet Initiative, we plan to continue to enter into development agreements with information providers, clients, or other companies in order to accelerate the delivery of new products and services.

ALLIANCE PROGRAM

     Our Alliance Program was launched in May 1998 and is designed to benefit both our clients and our partners. The program provides a formal process through which partners can develop, promote, and sell their products, services, and solutions in conjunction with our suite of applications. Our Alliance Program was created to further extend our breadth of product and service offerings.

PROFESSIONAL SERVICES

     Professional services consist of consulting, implementation management, integration management, custom programming, and training. To ensure a successful product implementation, consultants assist clients with the initial installation of a system, assist in the conversion of the client's historical data and provide ongoing training and education. Consulting services may be required for as little as two days for small systems or up to many weeks for large implementations. We believe that consulting services facilitate a client's early success with our products, strengthen the relationship with the client and generate valuable feedback for us.

     Implementation management provides a single point-of-contact who will work closely with our client's project team to plan the implementation, to optimize the use of our products, to coordinate Advent resources, to advocate on their behalf, and to minimize schedule delays and project risks. Additionally, implementation managers provide documentation for the implementation from planning through production.

     Integration management provides services to clients with more complex needs. Integration managers work with the clients during implementation to integrate their systems and workflows with our products. The services include: development of custom interfaces from back-office systems to our Axys and Moxy products, configuration and management of large volumes of data, and strategies for deployment of our products for distributed sites.

     We provide our clients with custom programming services that enable clients to tailor end-user reports to their own specifications. We also provide training sessions to our clients at various sites across the country. Additionally, we host semi-annual conferences that provide product information and user workshops for our clients.

CLIENTS

     Our clients vary significantly in size and assets under management and include investment advisors, brokerage firms, banks, hedge funds, corporations, public funds, universities and non-profit organizations. At present, we have licensed products to over 5,800 institutions in 36 countries for use by more than 60,000 concurrent users.

SALES AND MARKETING

Sales

     We sell our products and services primarily through a direct sales organization comprised of field sales and telesales representatives. Our field sales force is organized by geographic region and is primarily responsible for selling our suite of products to mid-sized and large investment management organizations. We have sales offices in San Francisco, CA, New York, NY, Cambridge, MA and Melbourne, Australia. Our telesales organization is primarily focused on selling our products to existing Axys clients and small and mid-sized investment management organizations. Our telesales representatives are located in San Francisco, CA, New York, NY, Cambridge, MA and Melbourne, Australia. Our sales force is supported by extensive, ongoing product and sales training.

 Marketing

     Our marketing department is responsible for assessing market opportunities, product planning and management and specific sales support. In addition to its traditional marketing functions, our marketing organization is actively involved in a process called "Market Validation." Market Validation uses a system of interaction with and input from potential and existing clients, product development, sales and client services and support departments to define the scope, features and functionality of new products and product upgrades. In addition, our product managers are responsible for all phases of a product life cycle from product development through product introduction and beyond. Our marketing department is also responsible for corporate marketing, including generating client leads, targeted direct mail campaigns, seminars, advertising, trade shows and conferences and public relations efforts and also provides the sales force with appropriate written and electronic materials to use during the sales process.

PRODUCT DEVELOPMENT

     In recent years, we have substantially increased our product development expenditures in order to accelerate the rate of new product introductions, incorporate new technologies and sustain the quality of our products. In 1999, 1998, and 1997, our product development expenditures were approximately $16.8 million, $12.6 million, and $9.4 million, respectively. Our product development activities include the identification and validation of product specifications as well as engineering, quality assurance and documentation.

     Our new products and product upgrades require varying degrees of development time, depending upon the complexity of the accounting requirements and securities regulations which they are intended to address, as well as the number and type of features incorporated. To date, we have primarily relied upon the internal development of our products. We have in the past acquired, and may again in the future acquire, additional technologies or products from third parties or consultants. We intend to continue to support industry standard operating environments, client/server architectures and network protocols.

     We may not be successful in developing, introducing and marketing new products or product enhancements on a timely and cost effective basis, or at all, and our new products and product enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. Delays in the commencement of commercial shipments of new products or enhancements may result in client dissatisfaction and delay or loss of product revenues. If we are unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or client requirements, or if new products or new versions of existing products do not achieve market acceptance, our business would be seriously harmed. In addition, our ability to develop new products and product enhancements is dependent upon the products of other software vendors, including certain system software vendors, such as Microsoft Corporation, database vendors and development tool vendors. If the products of such vendors have design defects or flaws, or if such products are unexpectedly delayed in their introduction, our business could be seriously harmed. Software products as complex as those offered by us may contain undetected defects or errors when first introduced or as new versions are released. Although we have not experienced adverse effects resulting from any software errors, we cannot assure you that, despite testing by us and our clients, defects or errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could seriously harm our business.

COMPETITION

     The market for investment management software is segmented by the relative size of the organizations that manage investment portfolios. The market in each segment is intensely competitive and highly fragmented, subject to rapid change and highly sensitive to new product introductions and marketing efforts by industry participants. Our competitors include providers of software and related services as well as providers of timeshare services. Competitors vary in size, scope of services offered and platforms supported. In addition, we compete indirectly with existing and potential clients, many of whom develop their own software for their particular needs and therefore may be reluctant to license software products offered by independent vendors such as Advent. With respect to the market for our portfolio accounting products, we currently compete primarily with Shaw Data, a division of SunGard Data Systems, Inc., Thomson Financial, a division of The Thomson Corporation, and with a number of other smaller companies. We believe that the principal competitive factors affecting our market include product performance and functionality, ease of use, scalability, ability to integrate external data sources, product and company reputation, client service and support and price. We may not compete successfully against current and future competitors, and competitive pressures could result in price reductions, reduced operating margins or the loss of market share.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     Our success is dependent in part on our ability to protect our proprietary technology. We rely on a combination of copyright and trademark laws, trade secrets, software security measures, confidentiality agreements and license agreements to establish and protect our proprietary rights and our software. We have registered trademarks including our "Advent" name and logo. We will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees and with our resellers and customers. Despite these efforts, it may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use our proprietary information. We do not have any patents, and existing copyright laws afford only limited protection. In addition, we cannot be certain that others will not develop substantially equivalent or superseding proprietary technology, or that equivalent products will not be marketed in competition with our products, thereby substantially reducing the value of our proprietary rights. Furthermore, confidentiality agreements between us and our employees or any license agreements with our clients may not provide meaningful protection of our proprietary information in the event of any unauthorized use or disclosure of it. In addition, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. Accordingly, we may not be able to protect our proprietary software against unauthorized third party copying or use, which could significantly harm our business.

EMPLOYEES

  As of March 1,  2000,  we had 603  employees,  including  75 in sales,  109 in professional services, 30 in marketing, 168 in product development, 117 in client services and support and 104 in finance, administration, operations and general management. We believe that we maintain competitive compensation, benefits, equity participation and work environment policies to assist in attracting and retaining qualified personnel. Our success depends to a significant extent upon a limited number of members of senior management and other key employees, including Stephanie DiMarco, our Chairman of the Board. The loss of the service of one or more senior managers or other employees could have a material adverse effect upon our business, operating results and financial condition. None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider relations with our employees to be good.

ITEM 2. PROPERTIES

     We lease office space in San Francisco, CA, New York, NY, Millburn, NJ, Cambridge, MA, and Melbourne, Australia. We have three separate leases in San Francisco; a 59,000 square foot lease on our main office that expires in 2008 with a five-year extension option; a 32,000 square foot lease in an adjacent building that expires in 2004 with a five-year extension option; and a 60,000 square foot lease that expires in 2009 with two consecutive five-year extension options. This office space is directly across the street from the main office. These are Advent's principal executive offices, where product development, marketing, technical support and production are located. Advent leases three separate office spaces in New York. We currently have a 12,100 square foot lease, expiring in April 2000. We signed a new lease for 30,100 square feet, expiring in 2010, with a five-year extension option at another location near the current space and plan to occupy the premises by April 2000. Our third lease in New York is a 29,000 square foot lease for MicroEdge that expires in 2008 with a five-year extension. We have a 1000 square foot lease in New Jersey that expires in June 2002. We have a 6,700 square foot lease in Cambridge, MA, which expires in 2003. In addition, there is a 5,300 square foot lease in Melbourne, Australia that expires in 2004, with a five-year extension option. We believe that these facilities are adequate for our near-term needs and that suitable additional or alternative space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

     From time to time we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

    None.

                      Executive Officers of the Registrant

    The following sets forth certain information regarding the executive officers of Advent as of March 6, 2000:

                  Name           Age                   Position
        ----------------------  ----   -----------------------------------------
        Stephanie G. DiMarco     42    Chairman of the Board
        Peter M. Caswell         43    President and Chief Executive Officer
        Lily S. Chang            51    Executive Vice President and Chief
                                         Technology Officer
        Irv H. Lichtenwald       44    Senior Vice President, CFO and Secretary
        Armistead D. Puryear     53    Senior Vice President, Worldwide Sales

     Ms. DiMarco founded Advent in June 1983. She became Chairman of the Board in November 1995. In addition, she served as President until April 1997 and Chief Executive Officer until November 1999. Ms. DiMarco holds a B.S. in Business Administration from the University of California at Berkeley.

     Mr. Caswell joined Advent in December 1993 as Vice President, Sales and Professional Services. In 1996, Mr. Caswell took on responsibility for our marketing efforts and was promoted to Senior Vice President. In April 1997, Mr. Caswell became President and Chief Operating Officer. In November 1999, Mr. Caswell was promoted to President, Chief Executive Officer, and member of the Board of Directors. Prior to joining Advent, Mr. Caswell held various management positions, including Vice President and General Manager, Western Region, with Dun & Bradstreet Software Services, Inc. and its predecessor, Management Science America, Inc., a supplier of computer software for finance, marketing, manufacturing and human resource functions. Mr. Caswell holds a diploma in Management Studies (M.B.A. equivalent) and a Higher National Diploma in Agriculture (B.S. equivalent) from Seale Hayne College in England.

     Ms. Chang joined Advent in May 1993 as Vice President, Technology. In April 1997, Ms. Chang was promoted to Executive Vice President, Technology and was also named Chief Technology Officer. From July 1989 to May 1993, Ms. Chang held various positions, including Vice President, Strategic Accounts and Vice President of Oracle Financial Applications, with Oracle Corporation, a software licensing and consulting business. Ms. Chang holds a B.S. in Biochemistry from Taiwan University.

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

     Mr. Puryear joined Advent in December 1994 as Director of Client Sales. In July 1998, Mr. Puryear was promoted to Senior Vice President, Worldwide Sales with responsibility for sales to Advent's client base, new business development and telemarketing. Before joining Advent, he was with Oracle Corporation and was responsible for their Western Sales Telesales organization. Mr. Puryear has 14 years of software and technology experience as well as two years in the investment management industry with PaineWebber, Inc. Prior to his business career he was a pilot in the U.S. Air Force and received a Bachelor of Science degree at the U.S. Air Force Academy in 1969.

                                     PART II

     With the exception of the information incorporated by reference to the 1999 Annual Report to Stockholders in Part II of this Form 10-K, Advent's 1999 Annual Report to Stockholders is not deemed to be filed as part of this Form 10-K.

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Advent had approximately 82 stockholders of record at March 6, 2000. Because many of our shares of Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. Other information required by this Item is incorporated by reference to the sections entitled "Selected Financial Data - Price Range of Common Stock" and "Corporate Information - Stock Information" in Advent's 1999 Annual Report to Stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

     Other information required by this Item is incorporated by reference to the sections entitled "Selected Financial Data - Selected Annual Data" and " -Selected Quarterly Data" in Advent's 1999 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Advent's 1999 Annual Report to Stockholders.

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

WE DEPEND HEAVILY ON OUR PRODUCT, AXYS.

  In 1997, 1998 and 1999, we derived a substantial majority of our net revenues from the licensing of Axys and related products and services. In addition, many of our other products, such as Moxy, Qube and various data interfaces were designed to operate with Axys to provide an integrated solution. As a result, we believe that a majority of our net revenues, at least through 2000, will depend upon continued market acceptance of Axys, enhancements or upgrades to Axys and related products and services.

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

WE EXPECT OUR GROSS MARGIN MAY FLUCTUATE OVER TIME.

     We also expect that our gross margins may fluctuate from period to period as we continue to introduce new recurring revenue products, expand our professional services organization and associated revenue, continue to hire additional personnel and increase other expenses to support our business. We plan our expense levels based primarily on forecasted revenue levels. Because these expenses are relatively fixed in the short term, a fluctuation in revenue could lead to operating results differing from expectations

WE MUST CONTINUE TO INTRODUCE NEW PRODUCTS AND PRODUCT ENHANCEMENTS.

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

GENERAL ECONOMIC CONDITIONS MAY REDUCE OUR LICENSE REVENUES.

     We believe that the market for large management software systems may be negatively impacted by a number of factors, including:

        o reductions in capital expenditures by large customers;

        o poor performance of major financial markets, and

        o increasing competition.

The above factors may, in turn, give rise to a number of market trends that may slow license revenue growth across the industry, including:

        o longer sales cycles;

        o deferral or delay of information technology projects and generally reduced expenditures for software; and

        o increased priced competition.

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

WE FACE CHALLENGES IN EXPANDING OUR INTERNATIONAL OPERATIONS.

     We market and sell our products in the United States and, to a lesser extent, internationally. We have established a subsidiary located in Australia to market and sell our products in Australia. In addition, during 1999 we entered into a distributor relationship with Advent Europe, an independent entity financially backed by our existing distributor in Scandinavia. In order to expand our international operations, we would need to continue to establish additional facilities, acquire other businesses or enter into additional distribution relationships in other parts of the world. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. We cannot be certain that our investments in establishing facilities in other countries will produce desired levels of revenue. We currently have limited experience in developing localized versions of our products and marketing and distributing our products internationally. In addition, international operations are subject to other inherent risks, including:

        o The impact of recessions in economies outside the United States;

        o Greater difficulty in accounts receivable collection and longer collection periods;

        o Unexpected changes in regulatory requirements;

        o Difficulties in successfully adapting our products to the language and technology standards of other countries;

        o Difficulties and costs of staffing and managing foreign operations;

        o Reduced protection for intellectual property rights in some countries;

        o Potentially adverse tax consequences; and

        o Political and economic instability.

     Our international revenues are generally denominated in US dollars, with the exception of our subsidiary, Advent Australia. The revenues, expenses, assets and liabilities of our subsidiary, Advent Australia, are primarily denominated in Australian dollars. We do not currently engage in currency hedging activities. Although exposure to currency fluctuations to date has been insignificant, future fluctuations in currency exchange rates may adversely affect revenues from international sales and the US dollar value of Advent Australia's revenues, expenses, assets and liabilities.

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

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY WE MAY BE SUBJECT TO INCREASED COMPETITION THAT COULD SERIOUSLY HARM OUR BUSINESS.

     Our success depends significantly upon our proprietary technology. We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We cannot assure you that we will develop proprietary products or technologies that are patentable, that any patent, if issued, would provide us with any competitive advantages or would not be challenged by third parties, or that the patents of others will not adversely affect our ability to do business.

     Litigation may be necessary to protect our proprietary technology. This litigation may be time-consuming and expensive. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products or design around any patent that may be issued to us or other intellectual property rights of ours.

WE FACE RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS OR DIVESTITURES.

     We may acquire or make investments in complementary companies, products or technologies. In addition, we continually evaluate the performance of all our products and product lines and may sell or discontinue current products or product lines. If we buy a company, we could have difficulty in integrating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in assimilating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may have to incur debt, write-off software development costs or other assets, incur severance liabilities, amortize expenses related to goodwill and other intangible assets or issue equity securities to pay for any future acquisitions. The issuance of equity securities could dilute our existing stockholders' ownership.

     In addition, potential acquisition candidates targeted by us may not have audited financial statements, detailed financial information or any degree of internal controls. There can be no assurance that an audit subsequent to any successful completion of an acquisition will not reveal matters of significance, including issues regarding revenues, expenses, liabilities, contingent or otherwise, and intellectual property. There can be no assurance that the Company would be successful in overcoming these or any other significant risks encountered and the failure to do so could have a material adverse effect upon the Company's business, operating results and financial condition.

WE MUST ATTRACT AND RETAIN QUALIFIED TECHNICAL AND SALES PERSONNEL.

     Our continued success depends, in part, on our ability to identify, attract, motivate and retain qualified technical, sales and other personnel. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, backgrounds and industry experience. Competition for qualified engineers, particularly in Northern California and the San Francisco Bay Area, is intense. The loss of the services of a significant number of our engineers or sales people could be disruptive to our development efforts or business relationships and could seriously harm our business.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We  considered  the  provision  of  Financial   Reporting  Release  No.  48
"Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". We are
exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Much of our revenue and capital spending is transacted in U.S. dollars. However, since the formation of Advent Australia, Pty. Ltd., (Advent Australia) whose revenues and capital spending are transacted in Australian dollars we have greater exposure to foreign currency fluctuations. Results of operations from Advent Australia are not material to our operating results, therefore, we believe that foreign currency exchange rates should not materially adversely affect our overall financial position, results of operations or cash flows. We believe that the fair value of our investment portfolio or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our investment portfolio. However, a sharp increase in interest rates could have a material adverse affect on the fair value of our investment portfolio. Conversely, sharp declines in interest rates could seriously harm interest earnings of our investment portfolio.

     The table below presents principal amounts by expected maturity (in U.S. dollars) and related weighted average interest rates by year of maturity for our investment portfolio.

                                              Estimated Fair Value
                                                 at December 31,

                                                   2000         2001      Thereafter     Total
(in thousands)
Federal Instruments                             $ 18,450                       $ -     $ 18,450
Weighted Average Interest Rate                      5.58                                   5.58

Commercial Paper & Short-term obligations         43,320                                 43,320
Weighted Average Interest Rate                      5.65                                   5.65

Corporate Notes & Bonds                            3,000                                  3,000
Weighted Average Interest Rate                      5.25                                   5.25

Municipal Notes & Bonds                           27,300       10,285                    37,585
Weighted Average Interest Rate                      5.71         6.14                      6.46
                                            ---------------------------------------------------

Total Portfolio, excluding equity securities    $ 92,070     $ 10,285          $ -     $102,355

     At December 31, 1999, cash, cash equivalents and short-term investments totaled approximately $119 million, which is comprised of the $102 million in our investment portfolio presented above, $13 million in other cash and cash equivalents and $4 million in other investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        (1) Financial Statements.

               The following financial statements of Advent and the Report of Independent Accountants are incorporated by reference to page 36 through 53 of Advent's 1999 Annual Report to Stockholders:

                 Consolidated Balance Sheets - December 31, 1999 and 1998

                 Consolidated Statements of Operations -Years Ended December 31, 1999, 1998, and 1997

                 Consolidated Statements of Stockholders' Equity- Years Ended December 31, 1999, 1998, and 1997

                 Consolidated Statements of Cash Flows- Years Ended December 31, 1999, 1998, and 1997

                 Notes to Consolidated Financial Statements

                 Report of Independent Accountants

        (2) Financial Statement Schedules.

               The following financial statement schedules of Advent for the years ended December 31, 1999, 1998, and 1997 are filed as part of this Form 10-K and should be read in conjunction with Advent's Financial Statements.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The  information   concerning  our  directors  required  by  this  Item  is
incorporated by reference to our Proxy Statement.

     The information concerning our executive officers required by this Item is incorporated by reference herein to the section of the Form 10-K in Part I, Item 4, entitled "Executive Officers of Advent."

     The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is to be set forth in our Proxy Statement and such information is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this Item is incorporated by reference to our Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item is incorporated by reference to our Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item is incorporated by reference to our Proxy Statement.

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

                Exhibit
                Number                     Description of Document
               ---------  ------------------------------------------------------
                    3.1+  Certificate of Incorporation of Registrant.
                    3.2+  Amended and Restated Certificate of Incorporation of
                            Registrant.
                     3.3  Amended and Restated Bylaws of Registrant.
                    4.1+  Specimen Common Stock Certificate of Registrant.
                   10.1+  Form of Indemnification Agreement for Executive
                            Officers and Directors.
                  10.2++  1992 Stock Plan, as amended, and form of stock option agreement.
                   10.3+  1993 Profit Sharing & Employee Savings Plan, as
                            amended.
                   10.4+  1995 Employee Stock Purchase Plan and form of
                            subscription agreement.
                   10.5+  1995 Director Option Plan and form of stock option
                            agreement.
                   10.7+  Full Service Office Lease dated April 14, 1992, as
                            amended, between Brannan Street Properties and Advent for facilities located at 301 Brannan in San Francisco, California.
                   10.8+  Standard  Form of Lease  dated  November 6, 1992
                            between Broadway Management Company as agent for 500 Fifth Avenue Associates and Advent for facilities located at 500 Fifth Avenue, New York, New York.
                   10.9+  Severance Agreement between Advent and Peter M.Caswell dated December 10, 1993.
                 10.10+*  Agreement  between Advent and  Interactive  Data
                            Corporation dated January 1, 1995.
                 10.14**  Office Lease dated August 1, 1998, between SOMA
                            Partners, L.P. and Advent for facilities located at 301 Brannan in San Francisco, California.
                   10.15  Office  Lease dated July 22,  1999,  between 405
                            Lexington, L.L.C. and Advent for facilities located at 666 Third Avenue in New York, New York.
                    13.1  Selected Portions of Advent Software, Inc.'s 1999
                            Annual Report to Stockholders.
                    21.1  Subsidiaries of Advent.
                    23.1  Consent of PricewaterhouseCoopers LLP, Independent
                            Accountants.
                    24.1  Power of Attorney (included on page 17 of this Form
                            10-K).
                    27.1  Financial Data Schedule.
                 ----------
                    + Incorporated by reference to the exhibit filed with Advent's registration statement filed on Form SB-2
                             (commission  file  number  33-97912-LA),   declared
                             effective on November 15, 1995
                    ++ Incorporated by reference to the exhibits filed with Advent's registration statements file on Form S-8 on May 28, 1999.
                    * Confidential treatment requested as to certain portions of this exhibit.
                    ** Incorporated by reference to Advent's Annual Report on Form 10-K for the year ended December 31, 1998.

     (b) Reports on Form 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of March, 2000.

                                        ADVENT SOFTWARE, INC.

                                        By:  /s/ Peter M. Caswell
                                             --------------------
                                                 Peter M. Caswell
                                             Chief Executive Officer,
                                              President and Director

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter M. Caswell and Irv H. Lichtenwald, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                           Title                       Date
-------------------------    ----------------------------------   --------------

/s/ Peter M. Caswell         Chief Executive Officer, President   March 17, 2000
--------------------         and Director
Peter M. Caswell             (Principal Executive Officer)

/s/ Irv H. Lichtenwald       Senior Vice President, Chief         March 17, 2000
----------------------       Financial Officer and Secretary
Irv H. Lichtenwald           (Principal Financial Officer)


/s/ Patricia Voll            Vice President, Finance              March 17, 2000
------------------           (Principal Accounting Officer)
Patricia Voll

/s/ Stephanie G. DiMarco     Chairman of the Board and            March 17, 2000
------------------------     Director
Stephanie G. DiMarco

/s/ Frank H. Robinson        Director                             March 17, 2000
---------------------
Frank H. Robinson

/s/ Wendell G. Van Auken     Director                             March 17, 2000
------------------------
Wendell G. Van Auken

/s/ William F. Zuendt        Director                             March 17, 2000
---------------------
William F. Zuendt

/s/ Monte Zweben             Director                             March 17, 2000
----------------
Monte Zweben

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Advent Software, Inc.

Our audits of the consolidated financial statements referred to in our report dated January 21, 2000 appearing on page 53 of the 1999 Annual Report to Shareholders of Advent Software, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

San Francisco, California
January 21, 2000, except as to the stock split described in Note 8, as to which the date is February 17, 2000

                                                                     SCHEDULE II
                              ADVENT SOFTWARE, INC

                        VALUATION AND QUALIFYING ACCOUNTS
              for the years ended December 31, 1997, 1998, and 1999

                                    Additions
                      Balance at     Charged    Charged               Balance at
                      Beginning        To       to Other                End of
    Description       of Period      Expense    Accounts  Deductions    Period
------------------  ------------  ------------  --------  ---------- -----------
Allowance for
doubtful accounts:
       1997          $  235,000     $ 248,000      --     $ 218,000    $265,000
       1998          $  265,000     $ 471,000      --     $ 374,000    $362,000
       1999          $  362,000    $1,130,000      --     $ 776,000    $716,000