Form 10-Q
period 2000-03-31
ADVENT SOFTWARE INC /DE/
filed 2000-05-15
CIK 1002225

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report  pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended March 31, 2000

                                       or

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

                                  Yes [X] No [ ]

    The number of shares of the Registrant's Common Stock outstanding as of April 30, 2000 was 29,755,187.

                                      INDEX

PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

      Condensed Consolidated Balance Sheets                                    3

      Condensed Consolidated Statements of Income and Comprehensive Income     4

      Condensed Consolidated Statements of Cash Flows                          5

      Notes to the Condensed Consolidated Financial Statements                 6


   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                               7


   Item 3. Quantitative and Qualitative Disclosures About Market Risk         14


PART II. OTHER INFORMATION

   Item 1.          Legal Proceedings                                         15

   Item 2.          Changes in Securities and Use of Proceeds                 15

   Item 3.          Defaults Upon Senior Securities                           15

   Item 4.          Submission of Matters to a Vote of Security Holders       15

   Item 5.          Other Information                                         15

   Item 6.          Exhibits and Reports on Form 8-K                          15

   Signatures                                                                 16

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               ADVENT SOFTWARE, INC.

                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  March 31,     December 31,
                                                       2000             1999
-----------------------------------------------------------------------------
(in thousands)                                    (unaudited)       (audited)

                              ASSETS
Current assets:
   Cash, cash equivalents and
    short-term marketable securities              $ 123,359        $ 119,126
   Accounts receivable, net                          26,499           25,452
   Prepaid expenses and other                         3,641            3,789
   Deferred income taxes                              3,209            3,209
                                              --------------   --------------
      Total current assets                          156,708          151,576
                                              --------------   --------------
Fixed assets, net                                    19,558           16,661
Other assets, net                                    22,420           22,951
                                              --------------   --------------
      Total assets                                $ 198,686        $ 191,188
                                              ==============   ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $  1,059         $  1,185
   Accrued liabilities                                9,035            7,962
   Deferred revenues                                 17,951           17,230
   Income taxes payable                               2,056            3,328
                                              --------------   --------------
      Total current liabilities                      30,101           29,705
                                              --------------   --------------
Long-term liabilities:
   Other liabilities                                    916              824
                                              --------------   --------------
      Total liabilities                              31,017           30,529
                                              --------------   --------------
Stockholders' equity:
   Common stock                                         297              292
   Additional paid-in capital                       134,089          130,960
   Retained earnings                                 33,298           29,382
   Cumulative other comprehensive income                (15)              25
                                              --------------   --------------
      Total stockholders' equity                    167,669          160,659
                                              --------------   --------------
      Total liabilities and
        stockholders' equity                      $ 198,686        $ 191,188
                                              ==============   ==============

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ADVENT SOFTWARE, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME


                                                  Three Months Ended March 31,
                                              ----------------------------------
                                                         2000              1999
--------------------------------------------------------------------------------
(in thousands, except per share data)                       (unaudited)

Revenues:
   License and development fees                      $ 13,103           $ 9,156
   Maintenance and other recurring                     10,883             8,697
   Professional services and other                      3,623             2,367
                                              ----------------  ----------------
      Net revenues                                     27,609            20,220
                                              ----------------  ----------------
Cost of revenues:
   License and development fees                         1,185               748
   Maintenance and other recurring                      3,111             2,284
   Professional services and other                      1,260             1,113
                                              ----------------  ----------------
      Total cost of revenues                            5,556             4,145
                                              ----------------  ----------------
        Gross margin                                   22,053            16,075
                                              ----------------  ----------------
Operating expenses:
   Sales and marketing                                  9,239             6,947
   Product development                                  4,924             3,814
   General and administrative                           2,935             2,340
   Amortization of intangibles                            382               383
                                              ----------------  ----------------
      Total operating expenses                         17,480            13,484
                                              ----------------  ----------------
        Income from operations                          4,573             2,591
   Interest and other income, net                       1,360               370
                                              ----------------  ----------------
        Income before income taxes                      5,933             2,961
   Provision for income taxes                           2,017             1,007
                                              ----------------  ----------------
        Net income                                    $ 3,916           $ 1,954
                                              ----------------  ----------------

Other comprehensive income, net of tax
        Foreign currency translations
          adjustment                                      (40)               35
                                              ----------------  ----------------
        Comprehensive income                          $ 3,876           $ 1,989
                                              ================  ================

NET INCOME PER SHARE DATA
Diluted
Net income per share                                   $ 0.12            $ 0.07
Shares used in per share calculations                  33,773            27,417

Basic
Net income per share                                   $ 0.13            $ 0.08
Shares used in per share calculations                  29,451            24,930


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated financial statements.



                              ADVENT SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                    2000            1999
-----------------------------------------------------------------------------------------
(in thousands)                                                          (unaudited)

Cash flows from operating activities:
   Net income                                                    $ 3,916         $ 1,954
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                1,388           1,037
      Provision for doubtful accounts                                689             297
      Deferred rent                                                   92              57
      Cash provided by (used in) operating assets and
      liabilities:
        Accounts receivable                                       (1,788)            (87)
        Prepaid and other current assets                             146            (155)
        Accounts payable                                            (119)           (342)
        Accrued liabilities                                        1,099            (876)
        Deferred revenues                                            739             429
        Income taxes payable                                      (1,289)           (861)
                                                               -----------    -----------
           Net cash provided by operating activities               4,883           1,453
                                                               -----------    -----------
Cash flows from investing activities:
   Acquisition of fixed assets                                    (3,921)         (1,450)
   Deposits and other                                                145            (175)
                                                               -----------    -----------
           Net cash used in investing activities                  (3,776)         (1,625)
                                                               -----------    -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock                          3,134           1,552
                                                               -----------    -----------
           Net cash provided by financing activities               3,134           1,552
                                                               -----------    -----------
           Effect of exchange rate changes on cash and
              short-term marketable securities                        (8)              3
                                                               -----------    -----------
Net increase in cash and short-term marketable securities          4,233           1,383
Cash and short-term marketable securities at beginning
of period                                                        119,126          43,284
                                                               -----------    -----------
Cash and short-term marketable securities at end of period     $ 123,359        $ 44,667
                                                               ===========    ===========

Supplemental disclosure of cash flow information:
   Cash paid for income taxes                                   $  3,247        $  1,861

--------------------------------------------------------------------------------
The  accompanying  notes are an integral  part of these  condensed  consolidated financial statements.


                              ADVENT SOFTWARE, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. Basis of Presentation

    The condensed consolidated financial statements include the accounts of Advent Software, Inc. ("Advent") and its wholly-owned subsidiaries. We have eliminated all significant intercompany balances and transactions.

    We prepared the condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. We recommend that these interim financial statements be read in conjunction with the audited financial statements and related notes included in our 1999 Report on Form 10-K filed with the SEC. Interim results are not necessarily indicative of the results to be expected for the full year.

    In our opinion, the condensed consolidated financial statements include all adjustments necessary to present fairly the financial position and results of operations for each interim period shown.

2.  Recent Accounting Pronouncements

    In June of 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, or SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133. SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000. We have not yet evaluated the effects of this change on our operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial
Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. We have evaluated SAB 101 and do not believe it will have a material impact on our financial statements.

    In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25 (Interpretation). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB 25. The Interpretation provides a guidance, some of which is a significant departure from current practice. The Interpretation generally provides for prospective application for grants or modifications to existing stock options or awards made after June 30, 2000. However, for certain transactions the guidance is effective after December 15, 1998 and January 12, 2000. We believe the adoption of this pronouncement will have no material impact on our financial position and results of operations.

3.  Net Income Per Share

Three Months Ended March 31,                                            2000             1999
----------------------------------------------------------------------------------------------
(in thousands, except per share data)

Net income                                                           $ 3,916         $  1,954
Reconciliation of shares used in basic and diluted
per share calculations

Diluted
Weighted average common shares outstanding                            29,451           24,930
Dilutive effect of stock options and warrants                          4,322            2,487
                                                                 ------------   --------------
Shares used in diluted net income per share calculation               33,773           27,417
                                                                 ============   ==============
Diluted net income per share                                          $ 0.12           $ 0.07
                                                                 ============   ==============

Basic
Weighted average common shares outstanding                            29,451           24,930
                                                                 ------------   --------------
Basic net income per share                                            $ 0.13           $ 0.08
                                                                 ============   ==============

All options outstanding at March 31, 2000 and 1999 were included in the computation of diluted EPS because the exercise price was less than the average market price.

4.  Stock Split

      Our Board of Directors approved a two-for-one split of our Common Stock in February 2000. The stock split was effected as a stock dividend. Stockholders of record as of the close of business on February 28, 2000 were issued a certificate representing one additional Common Share for each share of Common Stock held on the record date. These certificates were distributed on March 13, 2000. This stock split increased the number of shares of Common Stock outstanding from approximately 14.8 million shares to approximately 29.6 million shares.

    We have adjusted all shares and per share data in this Form 10-Q to reflect the stock split.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This Form 10-Q contains forward-looking statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under "Risk Factors and Forward Looking Statements," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by such forward-looking statements.

    Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q or to conform such statements to actual results.

RESULTS OF OPERATIONS

    NET REVENUES. Our net revenues for the first quarter of 2000 increased 37% to $27.6 million, compared with net revenues of $20.2 million for the same period in 1999, reflecting increases in each component of net revenues. License revenue and development fees for the first quarter of 2000 increased 43% to $13.1 million compared with license revenue and development fees of $9.2 million for the first quarter of 1999. The increase in license and development fees was primarily due to increased demand for the Advent Office suite and increased demand for our Geneva software. Maintenance and other recurring revenue for the first quarter of 2000 increased 25% to $10.9 million, compared with maintenance and other recurring revenue of $8.7 million for the first quarter of 1999. The increase was due primarily to a larger client base and multi-product sales to our existing installed base. In addition, increased demand for implementation management support contributed to the increase in maintenance and other recurring revenues. Professional services and other revenue for the first quarter of 2000 increased 53% to $3.6 million, compared with professional services and other revenue of $2.4 million for the first quarter of 1999. The increase was primarily due to higher product sales activity, which increased demand for our consulting services.

    COST OF REVENUES. Our cost of revenues for the first quarter of 2000 increased 34% to $5.6 million, compared with cost of revenues of $4.1 million for the first quarter of 1999. Cost of revenues as a percentage of net revenues was relatively stable at 20% for the three months ended March 31, 2000 and 1999. Cost of license and development fees increased 58% to $1.2 million in the first quarter of 2000 from $748,000 in the first quarter of 1999. The increase in cost of license and development fees is directly related to the increase in license and development fees revenue. Cost of license and development fees as a percentage of the related revenues increased to 9% from 8% in the first quarter of 2000 compared to the same period in 1999, respectively. Cost of maintenance and other recurring revenues increased 36% to $3.1 million for the first quarter of 2000 from $2.3 million for the first quarter of 1999. This increase was due to increased staffing required to support a larger customer base as well as an increase in implementation management support needed for complex installations. Cost of maintenance and other recurring revenues as a percentage of the related revenues increased to 29% in the first quarter of 2000 from 26% in the first quarter of 1999. The increase was primarily due to increased royalties paid to third party vendors as a result of increasing data revenues from our clients' use of proprietary interfaces. Cost of professional services and other revenue increased 13% to $1.3 million for the first quarter of 2000, compared with $1.1 million for the same period in 1999. The increase was primarily due to increased staffing necessary to provide services to an expanded installed base. Cost of professional services and other revenue as a percentage of the related revenues decreased to 35% in the first quarter of 2000 from 47% in the first quarter of 1999. The decrease was primarily due to more efficient delivery of services, such as providing web-based training sessions, as well as changes in the mix of services provided.

    SALES AND MARKETING. Our sales and marketing expenses for the first quarter of 2000 increased 33% to $9.2 million, compared with sales and marketing expenses of $6.9 million for the first quarter of 1999. The increase in expense for the three months ended March 31, 2000 was primarily due to an increase in sales and marketing personnel and increased marketing efforts towards our Advent Office suite and our Internet initiatives. Sales and marketing expenses as a percentage of net revenues decreased to 33% from 34% in the first quarter of 2000 compared to the first quarter of 1999. The decrease was primarily due to economies of scale.

    PRODUCT DEVELOPMENT. Our product development expenses for the first quarter of 2000 increased 29% to $4.9 million, compared with product development expenses of $3.8 million for the first quarter of 1999. Product development expenses increased primarily due to a growth in personnel as we increased our product development efforts to accelerate the rate of product enhancements and new product introductions. Product development expenses as a percentage of net revenues decreased to 18% from 19% for the first quarter of 2000 compared to the first quarter of 1999. The decrease was primarily due to revenues increasing at a faster rate than expenses.

    GENERAL AND ADMINISTRATIVE. Our general and administrative expenses for the first quarter of 2000 increased 25% to $2.9 million, compared with general and administrative expenses of $2.3 million for the first quarter of 1999. The increase was due to increased staffing to support our growth. General and administrative expenses as a percentage of net revenues decreased to 11% in the first quarter of 2000, compared with 12% in the first quarter of 1999. The decrease was primarily due to economies of scale.

    INTEREST AND OTHER INCOME, NET. Interest and other income, net was approximately $1.4 million in the first quarter of 2000, compared with $370,000 in the first quarter of 1999, reflecting an increase of 268%. The increase was primarily due to greater interest income resulting from increased cash received from our secondary offering in June 1999.

    PROVISION FOR INCOME TAXES. For the three months ended March 31, 2000 we recorded a tax provision of $2 million based on our pretax income using an effective tax rate of 34%, which is our anticipated effective tax rate for the fiscal year 2000. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved. We had an effective tax rate of 34% for fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

  Our cash, cash equivalents and short-term marketable securities at March 31, 2000 were $123.4 million, increasing by $4.3 million from $119.1 million at December 31, 1999. The increase was due to $4.9 million provided by operating activities and $3.1 million provided by financing activities offset by $3.8 million used in investing activities.

  The net cash provided from operating activities for the first quarter 2000 was primarily due to net income and increases in accrued liabilities and deferred revenues offset by increases in accounts receivable and decreases in income taxes payable. Financing activities provided $3.1 million for the first quarter 2000, primarily due to proceeds from the exercise of stock options. Net cash used in investing activities of $3.8 million for the first quarter was related primarily to the acquisition of fixed assets for the buildout of our newly leased New York office space.

  At March 31, 2000, we had $126.6 million in working capital. We currently have no significant capital commitments other than commitments under our operating leases. We believe that our available sources of funds and anticipated cash flows from operations will be adequate to finance current operations and anticipated capital expenditures through at least fiscal 2000.


RISK FACTORS AND FORWARD-LOOKING STATEMENTS

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

WE ARE CONTINUING TO EXPAND OUR INTERNET INITIATIVE.

  To take advantage of the Internet, we are continuing to expand an Internet initiative under which we are developing services, both announced and unannounced, to bring Internet-based products and services to clients. The first of these services, Rex, was launched during the second quarter of 1997. The second service, Advent Browser Reporting, was launched in the third quarter of 1998. The third service, Advent TrustedNetwork, was announced during the first quarter of 2000. As we develop new products and services under our Internet initiative, we have and will continue to enter into development agreements with information providers, clients or other companies in order to accelerate the delivery of new products and services. We may not be successful in marketing our Internet services or in developing other Internet services. Our failure to do so could seriously harm our business.

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

o increased price competition.

  Although we do not believe these factors have impacted our revenues to date, the continued presence of these factors in the market for large management software systems could adversely affect our business and results of operations.

IF OUR RELATIONSHIP WITH INTERACTIVE DATA CORPORATION IS TERMINATED, OUR BUSINESS MAY BE HARMED.

  Many of our clients use our proprietary interface to electronically retrieve pricing and other data from Interactive Data Corporation (Interactive Data). Interactive Data pays us a commission based on their revenues from providing this data to our clients. Our software products have been customized to be compatible with their system and this software would need to be redesigned if their services were unavailable for any reason. Termination of our agreement with Interactive Data would require at least two years notice by either us or them, or 90 days in the case of material breach. If our relationship with Interactive Data were terminated or their services were unavailable to our clients for any reason, replacing these services could be costly and time consuming.

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

o Potentially adverse tax consequences; and

o Political and economic instability.

  Our international revenues are generally denominated in U.S. dollars, with the exception of our subsidiary, Advent Australia. The revenues, expenses, assets and liabilities of our subsidiary, Advent Australia, are primarily denominated in Australian dollars. We do not currently engage in currency hedging activities. Although exposure to currency fluctuations to date has been insignificant, future fluctuations in currency exchange rates may adversely affect revenues from international sales and the U.S. dollar value of Advent Australia's revenues, expenses, assets and liabilities.

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



                                                                           Estimated Fair Value
                                                                               at March 31,

                                                  2000        2001       2002    2003    2004    Thereafter         Total
(in thousands)

Federal Instruments                             18,850       6,000                                                 24,850
Weighted Average Interest Rate                    5.74        6.61                                                   5.95

Commercial Paper & Short-term obligations       37,723                                                             37,723
Weighted Average Interest Rate                    5.38                                                               5.38

Corporate Notes & Bonds                          3,000                                                              3,000
Weighted Average Interest Rate                    5.25                                                               5.25

Municipal Notes & Bonds                         28,400       9,285                                                 37,685
Weighted Average Interest Rate                    5.18        6.26                                                   5.49
                                              ----------------------------------------------------------------------------

Total Portfolio, excluding equity securities  $ 87,973    $ 15,285      $ -     $ -      $ -          $ -       $ 103,258

    At March 31, 2000, cash, cash equivalents and short-term marketable securities totaled approximately $123.4 million, which is comprised of the $103.3 million in our investment portfolio presented above, $20.1 million in other cash and cash equivalents.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    From time to time we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

Item 2. Changes in Securities

     Our Board of Directors approved a two-for-one split of our Common Stock in February 2000. The stock split was effected as a stock dividend. Stockholders of record as of the close of business on February 28, 2000 were issued a certificate representing one additional Common Share for each share of Common Stock held on the record date. These certificates were distributed on March 13, 2000. This stock split increased the number of shares of Common Stock outstanding from approximately 14.8 million shares to approximately 29.6 million shares.

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

                                        ADVENT SOFTWARE, INC.


Dated: May 12, 2000                      By: /s/    IRV H. LICHTENWALD
                                            --------------------------
                                                   Irv H. Lichtenwald
                                            Senior Vice President of Finance,
                                                 Chief Financial Officer
                                                      and Secretary
                                              (Principal Financial Officer)

Dated: May 12, 2000                      By: /s/     PATRICIA VOLL
                                            -------------------------
                                                     Patricia Voll
                                               Vice President of Finance
                                            (Principal Accounting Officer)