Form 10-Q/A
period 2000-03-31
ADVENT SOFTWARE INC /DE/
filed 2000-05-24
CIK 1002225

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000

                                       or

[ ] Transition report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

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

AMENDMENT

  This amendment revises Part I - Item 1 "Condensed Consolidated Statements of Cash Flows" to reflect the ten thousand dollar loss on disposal of asset as an adjustment of net income to net cash provided by operating activities, which was erroneously excluded during transmission to Edgar. No other changes were made to our Form 10-Q for the three months ended March 31, 2000 previously filed on May 15, 2000.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements



                              ADVENT SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                    2000            1999
-----------------------------------------------------------------------------------------
(in thousands)                                                          (unaudited)

Cash flows from operating activities:
   Net income                                                    $ 3,916         $ 1,954
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Loss on disposal of asset                                       10               -
      Depreciation and amortization                                1,388           1,037
      Provision for doubtful accounts                                689             297
      Deferred rent                                                   92              57
      Cash provided by (used in) operating assets and
      liabilities:
        Accounts receivable                                       (1,788)            (87)
        Prepaid and other current assets                             146            (155)
        Accounts payable                                            (119)           (342)
        Accrued liabilities                                        1,099            (876)
        Deferred revenues                                            739             429
        Income taxes payable                                      (1,289)           (861)
                                                               -----------    -----------
           Net cash provided by operating activities               4,883           1,453
                                                               -----------    -----------
Cash flows from investing activities:
   Acquisition of fixed assets                                    (3,921)         (1,450)
   Deposits and other                                                145            (175)
                                                               -----------    -----------
           Net cash used in investing activities                  (3,776)         (1,625)
                                                               -----------    -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock                          3,134           1,552
                                                               -----------    -----------
           Net cash provided by financing activities               3,134           1,552
                                                               -----------    -----------
           Effect of exchange rate changes on cash and
              short-term marketable securities                        (8)              3
                                                               -----------    -----------
Net increase in cash and short-term marketable securities          4,233           1,383
Cash and short-term marketable securities at beginning
of period                                                        119,126          43,284
                                                               -----------    -----------
Cash and short-term marketable securities at end of period     $ 123,359        $ 44,667
                                                               ===========    ===========

Supplemental disclosure of cash flow information:
   Cash paid for income taxes                                   $  3,247        $  1,861

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

                                        ADVENT SOFTWARE, INC.


Dated: May 23, 2000                        By: /s/    IRV H. LICHTENWALD
                                              ----------------------------------
                                                     Irv H. Lichtenwald
                                              Senior Vice President of Finance,
                                                   Chief Financial Officer
                                                        and Secretary
                                                (Principal Financial Officer)

Dated: May 23, 2000                        By: /s/        PATRICIA VOLL
                                              ----------------------------------
                                                          Patricia Voll
                                                    Vice President of Finance
                                                 (Principal Accounting Officer)