Form 10-Q
period 2000-06-30
ADVENT SOFTWARE INC /DE/
filed 2000-08-11
CIK 1002225

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000

                                       or

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

                                  Yes [X] No [ ]

    The number of shares of the Registrant's Common Stock outstanding as of July 31, 2000 was 30,109,407.

                                      INDEX

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements

          Condensed Consolidated Balance Sheets                                3

          Condensed Consolidated Statements of Income and Comprehensive
          Income                                                               4

          Condensed Consolidated Statements of Cash Flows                      5

          Notes to the Condensed Consolidated Financial Statements             6


     Item 2.  Management's  Discussion  and Analysis of Financial  Condition
              and Results of Operations                                        7


     Item 3. Quantitative and Qualitative Disclosures About Market Risk       15


PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                16

     Item 2. Changes in Securities and Use of Proceeds                        16

     Item 3. Defaults Upon Senior Securities                                  16

     Item 4. Submission of Matters to a Vote of Security Holders              16

     Item 5. Other Information                                                16

     Item 6. Exhibits and Reports on Form 8-K                                 17

     Signatures                                                               18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  ADVENT SOFTWARE, INC.

                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                June 30,     December 31,
                                                                    2000             1999
------------------------------------------------------------------------------------------
(in thousands)                                                  (unaudited)      (audited)

                                 ASSETS
Current assets:
   Cash, cash equivalents and short-term
   marketable securities                                       $ 133,954        $ 119,126
   Accounts receivable, net                                       27,339           25,452
   Prepaid expenses and other                                      3,700            3,789
   Deferred income taxes                                           3,209            3,209
                                                            -------------   --------------
      Total current assets                                       168,202          151,576
                                                            -------------   --------------
Fixed assets, net                                                 21,094           16,661
Other assets, net                                                 23,576           22,951
                                                            -------------   --------------
      Total assets                                             $ 212,872        $ 191,188
                                                            =============   ==============
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                             $  1,928         $  1,185
   Accrued liabilities                                             8,309            7,962
   Deferred revenues                                              19,277           17,230
   Income taxes payable                                            4,999            3,328
                                                            -------------   --------------
      Total current liabilities                                   34,513           29,705
                                                            -------------   --------------
Long-term liabilities:
   Other liabilities                                                 973              824
                                                            -------------   --------------
      Total liabilities                                           35,486           30,529
                                                            -------------   --------------
Stockholders' equity:
   Common stock                                                      301              292
   Additional paid-in capital                                    138,043          130,960
   Retained earnings                                              39,103           29,382
   Cumulative other comprehensive income                             (61)              25
                                                            -------------   --------------
      Total stockholders' equity                                 177,386          160,659
                                                            -------------   --------------
      Total liabilities and stockholders' equity               $ 212,872        $ 191,188
                                                            =============   ==============


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated financial statements.


                              ADVENT SOFTWARE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME

                                                 Three Months Ended June 30,                Six Months Ended June 30,
                                              -----------------------------------       -----------------------------------
                                                         2000               1999                   2000               1999
---------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                    (unaudited)                               (unaudited)

Revenues:
   License and development fees                      $ 15,375           $ 11,561               $ 28,478           $ 20,717
   Maintenance and other recurring                     12,338              9,131                 23,221             17,828
   Professional services and other                      4,964              3,531                  8,587              5,898
                                              ----------------   ----------------       ----------------   ----------------
      Net revenues                                     32,677             24,223                 60,286             44,443
                                              ----------------   ----------------       ----------------   ----------------
Cost of revenues:
   License and development fees                         1,273                880                  2,458              1,629
   Maintenance and other recurring                      3,259              2,445                  6,369              4,729
   Professional services and other                      1,541              1,365                  2,801              2,476
                                              ----------------   ----------------       ----------------   ----------------
      Total cost of revenues                            6,073              4,690                 11,628              8,834
                                              ----------------   ----------------       ----------------   ----------------
        Gross margin                                   26,604             19,533                 48,658             35,609
                                              ----------------   ----------------       ----------------   ----------------
Operating expenses:
   Sales and marketing                                 10,494              7,835                 19,733             14,782
   Product development                                  5,561              4,052                 10,485              7,866
   General and administrative                           2,976              2,417                  5,911              4,757
   Amortization of intangibles                            382                383                    764                767
                                              ----------------   ----------------       ----------------   ----------------
      Total operating expenses                         19,413             14,687                 36,893             28,172
                                              ----------------   ----------------       ----------------   ----------------
        Income from operations                          7,191              4,846                 11,765              7,437
   Interest and other income, net                       1,604                440                  2,964                810
                                              ----------------   ----------------       ----------------   ----------------
        Income before income taxes                      8,795              5,286                 14,729              8,247
   Provision for income taxes                           2,990              1,797                  5,008              2,805
                                              ----------------   ----------------       ----------------   ----------------
        Net income                                    $ 5,805            $ 3,489                $ 9,721            $ 5,442
                                              ================   ================       ================   ================

Other comprehensive income, net of tax
        Foreign currency translations adjustment          (46)                (5)                   (86)                30
                                              ----------------   ----------------       ----------------   ----------------
        Comprehensive income                          $ 5,759            $ 3,484                $ 9,635            $ 5,472
                                              ================   ================       ================   ================


NET INCOME  PER SHARE DATA
Diluted
Net income per share                                   $ 0.17             $ 0.12                 $ 0.29             $ 0.19
Shares used in per share calculations                  34,103             28,426                 33,948             27,948

Basic
Net income per share                                   $ 0.19             $ 0.14                 $ 0.33             $ 0.22
Shares used in per share calculations                  29,882             25,371                 29,664             25,072



--------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated financial statements.


                                        ADVENT SOFTWARE, INC.

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                            Six Months Ended June 30,
                                                                       -------------------------------
                                                                                 2000            1999
------------------------------------------------------------------------------------------------------
(in thousands)                                                                      (unaudited)

Cash flows from operating activities:
   Net income                                                                 $ 9,721         $ 5,442
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Loss on disposal of asset                                                    10               -
      Depreciation and amortization                                             2,933           2,091
      Provision for doubtful accounts                                             955             437
      Deferred rent                                                               149              79
      Cash provided by (used in) operating assets and liabilities:
        Accounts receivable                                                    (2,900)         (2,773)
        Prepaid and other current assets                                           86            (317)
        Accounts payable                                                          751            (575)
        Accrued liabilities                                                       377             740
        Deferred revenues                                                       2,070             861
        Income taxes payable                                                    1,654             355
                                                                       ----------------  ---------------
           Net cash provided by operating activities                           15,806           6,340
                                                                       ----------------  ---------------
Cash flows from investing activities:
   Acquisition of fixed assets                                                 (6,622)         (2,848)
   Deposits and other                                                          (1,394)         (6,675)
                                                                       ----------------  ---------------
           Net cash used in investing activities                               (8,016)         (9,523)
                                                                       ----------------  ---------------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                       7,092          73,850
                                                                       ----------------  ---------------
           Net cash provided by financing activities                            7,092          73,850
                                                                       ----------------  ---------------
           Effect of exchange rate changes on cash and short-term
              marketable securities                                               (54)             42
                                                                       ----------------  ---------------
Net increase in cash and short-term marketable securities                      14,828          70,709
Cash and short-term marketable securities at beginning of period              119,126          43,284
                                                                       ----------------  ---------------
Cash and short-term marketable securities at end of period                  $ 133,954       $ 113,993
                                                                       ================  ===============

Supplemental disclosure of cash flow information:
   Cash paid for income taxes                                                $  3,256        $  2,061


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

2.  Recent Accounting Pronouncements

    In June of 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133 ("SFAS 137") was issued. SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000. We have not engaged in hedging activities or invested in derivative instruments and we do not believe that implementation of SFAS 133 will have a material impact on our financial statements.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," as amended by SAB 101 A and SAB 101 B. SAB 101 provides guidance for revenue recognition under certain circumstances. We have evaluated SAB 101 and do not believe it will have a material impact on our financial statements. The accounting and disclosures prescribed by SAB 101 will be effective for our fiscal year ending December 31, 2000.

    In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25 ("Interpretation"). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB 25. The Interpretation provides guidance, some of which is a significant departure from current practice. The Interpretation generally provides for prospective application for grants or modifications to existing stock options or awards made after June 30, 2000. However, for certain transactions the guidance is effective after December 15, 1998 and January 12, 2000. We believe the adoption of this pronouncement will have no material impact on our financial position and results of operations.

3.  Net Income Per Share

                                                                     Three Months Ended                 Six Months Ended
                                                                          June 30,                          June 30,
(in thousands, except for per share data)                           2000            1999              2000            1999
----------------------------------------------------------------------------------------------   -------------------------------

Net income                                                            $ 5,805         $ 3,489           $ 9,721         $ 5,442
Reconciliation of shares used in basic and diluted
per share calculations

Diluted
Weighted average common shares outstanding                             29,882          25,371            29,664          25,072
Dilutive effect of stock options                                        4,221           3,055             4,284           2,876
                                                               ---------------  --------------   ---------------  --------------
Shares used in diluted net income per share calculation                34,103          28,426            33,948          27,948
                                                               ===============  ==============   ===============  ==============
Diluted net income per share                                           $ 0.17          $ 0.12            $ 0.29          $ 0.19
                                                               ===============  ==============   ===============  ==============

Basic
Weighted average common shares outstanding                             29,882          25,371            29,664          25,072
                                                               ---------------  --------------   ---------------  --------------
Shares used in basic net income per share calculation                  29,882          25,371            29,664          25,072
                                                               ===============  ==============   ===============  ==============
Basic net income per share                                             $ 0.19          $ 0.14            $ 0.33          $ 0.22
                                                               ===============  ==============   ===============  ==============

Weighted average options outstanding at June 30,
  2000 and 1999 not included in computation of diluted EPS
  because the exercise price was greater than the average
  market price                                                            123             582                62             294

Price of options not used in diluted EPS calculation                  $ 52.50        $ 21.375           $ 52.50        $ 21.375
                                                               ---------------  --------------   ---------------  --------------


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

Results of Operations

REVENUES

    Our net revenues for the second quarter increased 35% to $32.7 million, compared with net revenues of $24.2 million for the same period in 1999. Net revenues for the six months ended June 30, 2000 increased 36% to $60.3 million, compared with net revenues of $44.4 million. These reflect increases in each component of net revenues. Our net revenues are made up of three components, license and development fees, maintenance and other recurring as well as professional services and other.

    License revenue and development fees. License revenue and development fees for the second quarter of 2000 increased 33% to $15.4 million compared with license revenue and development fees of $11.6 million for the second quarter of 1999. License revenue and development fees for the six months ended June 30, 2000 increased 37% to $28.5 million, compared with $20.7 million from the same period last year. The increase in license and development fees was primarily due to increased demand for the Advent Office suite and Geneva product.

    Maintenance and other recurring revenue. Maintenance and other recurring revenue for the second quarter of 2000 increased 35% to $12.3 million, compared with maintenance and other recurring revenue of $9.1 million for the second quarter of 1999. Maintenance and other recurring revenue for the six months ended June 30, 2000 increased 30% to $23.2 million, compared with maintenance and other recurring revenue of $17.8 million for the same period last year. The increases were due primarily to a larger client base and multi-product sales to our existing installed base. In addition, increased demand for implementation management support and consolidated securities information and data contributed to the increase in maintenance and other recurring revenues.

    Professional services and other revenue. Professional services and other revenue for the second quarter of 2000 increased 41% to $5.0 million, compared with professional services and other revenue of $3.5 million for the second quarter of 1999. Professional services and other revenue for the six months ended June 30, 2000 increased 46% to $8.6 million, compared with $5.9 million for the same period last year. The increases were primarily due to higher product sales activity, which increased demand for our consulting services.

COST OF REVENUES

    Our cost of revenues for the second quarter of 2000 increased 29% to $6.1 million, compared with cost of revenues of $4.7 million for the second quarter of 1999. Cost of revenues for the six months ended June 30, 2000 increased 32% to $11.6 million, compared with $8.8 million for the same period last year. Cost of revenues as a percentage of net revenues was relatively stable at 19% for the three months ended June 30, 2000 and 1999. Cost of revenues as a percentage of net revenues decreased to 19% for the six months ended June 30, 2000, compared with 20% for the same period last year. Our cost of revenues is made up of three components, cost of license and development fees, cost of maintenance and other recurring as well as cost of professional services and other.

    Cost of license and development fees. Cost of license and development fees increased 45% to $1.3 million in the second quarter of 2000 from $880,000 in the second quarter of 1999. Cost of license and development fees increased 51% to $2.5 million in the six months ended June 30, 2000, compared with $1.6 million in the same period last year. The increase in cost of license and development fees is directly related to the increase in license and development fees revenue. Cost of license and development fees as a percentage of the related revenues remained relatively stable at 8% for the second quarter of 2000 compared to the same period in 1999. Cost of license and development fees as a percentage of the related revenues increased to 9% from 8% in the six months ended June 30, 2000, compared with the same period last year, respectively. The increase is partially due to the redeployment of resources from product development in response to growing demands in license and development fees projects.

    Cost of maintenance and other recurring revenues. Cost of maintenance and other recurring revenues increased 33% to $3.3 million for the second quarter of 2000 from $2.4 million for the second quarter of 1999. Cost of maintenance and other recurring revenues increased 35% to $6.4 million for the six months ended June 30, 2000, compared with $4.7 million for the same period last year. This increase was due to increased staffing required to support a larger customer base, as well as an increase in implementation management support needed for complex installations. Cost of maintenance and other recurring revenues as a percentage of the related revenues remained relatively stable at 26% for the second quarter 2000 and 1999 and 27% for the six months ended June 30, 2000 and 1999.

    Cost of professional services and other revenue. Cost of professional services and other revenue increased 13% to $1.5 million for the second quarter of 2000, compared with $1.4 million for the same period in 1999. The increase was primarily due to increased staffing necessary to provide services to an expanded installed base. Cost of professional services and other revenue as a percentage of the related revenues decreased to 31% in the second quarter of 2000 from 39% in the second quarter of 1999. Cost of professional services and other revenue as a percentage of the related revenues decreased to 33% for the six months ended June 30, 2000, compared with 42% in the same period last year. The decreases were primarily due to more efficient delivery of services, such as providing web-based training sessions, as well as changes in the mix of services provided.

OPERATING EXPENSES

    Sales and Marketing. Our sales and marketing expenses for the second quarter of 2000 increased 34% to $10.5 million, compared with $7.8 million for the second quarter of 1999. Sales and marketing expenses for the six months ended June 30, 2000 increased 33% to $19.7 million, compared with $14.8 million in the same period last year. The increase in expense for the three and six months ended June 30, 2000 was primarily due to an increase in sales and marketing personnel and increased marketing efforts towards our Advent Office suite and our Internet initiatives. Sales and marketing expenses as a percentage of net revenues remained relatively stable at 32% for the second quarter of 2000 and 1999. Sales and marketing expenses as a percentage of net revenues remained relatively stable at 33% for the six months ended June 30, 2000 and 1999.

    Product Development. Our product development expenses for the second quarter of 2000 increased 37% to $5.6 million, compared with product development expenses of $4.1 million for the second quarter of 1999. Product development expenses for the six months ended June 30, 2000 increased 33% to $10.5 million, compared with $7.9 million in the same period last year. Product development expenses increased primarily due to a growth in personnel as we increased our product development efforts for existing product enhancements and new product introductions. Product development expenses as a percentage of net revenues remained relatively stable at 17% for the second quarter 2000 compared with the second quarter 1999. Product development expenses as a percentage of net revenues decreased to 17% for the six months ended June 30, 2000, compared with 18% in the same period last year. The decrease was primarily due to the redeployment of resources to license and development fee projects in response to growing demands in that area.

     General and Administrative. Our general and administrative expenses for the second quarter of 2000 increased 23% to $3.0 million, compared with general and administrative expenses of $2.4 million for the second quarter of 1999. The expense increased 24% to $5.9 million for the six months ended June 30, 2000, compared with $4.8 million in the same period last year. The increase was due to increased staffing to support our growth. General and administrative expenses as a percentage of net revenues decreased to 9% in the second quarter of 2000, compared with 10% in the second quarter of 1999. General and administrative expenses as a percentage of net revenues decreased to 10% in the six months ended June 30, 2000, compared with 11% in the same period last year. The decrease was primarily due to economies of scale.

    Interest and Other Income, Net. Interest and other income, net was $1.6 million in the second quarter of 2000, compared with $440,000 in the second quarter of 1999, reflecting an increase of $1.2 million. Interest and other income, net was $3.0 million in the six months ended June 30, 2000, compared with $810,000 in the same period last year, reflecting an increase of $2.2 million. The increase was primarily due to greater interest income earned on cash invested from the proceeds of our secondary offering in June 1999.

    Provision for Income Taxes. For the three and six months ended June 30, 2000 we recorded a tax provision of $3.0 million and $5.0 million, respectively, based on our pretax income using an effective tax rate of 34%, which is our anticipated effective tax rate for the fiscal year 2000. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved. We had an effective tax rate of 34% for fiscal 1999.

Liquidity and Capital Resources

  Our cash, cash equivalents and short-term marketable securities at June 30, 2000 were $134.0 million, increasing by $14.9 million from $119.1 million at December 31, 1999. The increase was due to $15.8 million provided by operating activities and $7.1 million provided by financing activities offset by $8.0 million used in investing activities.

  The net cash of $15.8 million provided from operating activities for the six months ended June 30, 2000 was primarily due to net income and increases in deferred revenues and income taxes payable offset by increases in accounts receivable. Financing activities provided $7.1 million for the six months ended June 30, 2000, primarily due to proceeds from exercises of common stock options and the employee stock purchase plan. Net cash used in investing activities of $8.0 million for the six months ended June 30, 2000 was related primarily to the acquisition of fixed assets for the buildout of our newly leased New York office space as well as prepayments to new strategic partners to further bring new products and services to our clients.

  At June 30, 2000, we had $133.7 million in working capital. We currently have no significant capital commitments other than commitments under our operating leases. We believe that our available sources of funds and anticipated cash flows from operations will be adequate to finance current operations and anticipated capital expenditures through at least fiscal 2001.

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

  We have generally realized lower revenues from license fees in the first quarter of the year than in the last quarter of the prior year. We believe that this has been due primarily to the concentration by some clients of larger capital purchases in the fourth quarter of the calendar year and their lower purchasing activity during the subsequent first quarter. We believe our annual incentive compensation plans, which tend to produce increased year-end sales activity, compound this factor. Furthermore, we have often recognized a substantial portion of each quarter's license revenues in the last month, weeks or even days of that quarter. As a result, the magnitude of quarterly fluctuations in revenue or earnings may not be evident until late in or after the close of a particular quarter.

  Because of the above factors, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance.

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

WE DEPEND HEAVILY ON OUR PRODUCT, AXYS.

  In 1999, 1998 and 1997, we derived a substantial majority of our net revenues from the licensing of Axys and related products and services. In addition, many of our other products, such as Moxy, Qube and various data interfaces were designed to operate with Axys to provide an integrated solution. As a result, we believe that a majority of our net revenues, at least through 2000, will depend upon continued market acceptance of Axys, enhancements or upgrades to Axys and related products and services.

WE ARE CONTINUING TO EXPAND OUR INTERNET INITIATIVE.

  To take advantage of the Internet, we are continuing to expand an Internet initiative under which we are developing services, both announced and unannounced, to bring Internet-based products and services to clients. The first of these services, Rex, was launched during the second quarter of 1997. The second service, Advent Browser Reporting, was launched in the third quarter of 1998. During 2000 we have introduced a number of new products and services which take advantage of internet technology, including Advent TrustedNetwork, My Advent, Advent Vista, E-Actions (through our HubData subsidiary), internet enabled enhancements to Gifts for Windows (through our MicroEdge subsidiary) and an Application Service Provider program. As we develop new products and services under our Internet initiative, we have and will continue to enter into development agreements with information providers, clients or other companies in order to accelerate the delivery of new products and services. We may not be successful in marketing our Internet services or in developing other Internet services. Our failure to do so could seriously harm our business.

WE FACE RISKS RELATED TO OUR NEW BUSINESS AREAS.

     We have expanded in recent periods into a number of new business areas to foster long-term growth including international operations, strategic alliances and our internet initiatives. These areas are relatively new to our product development and sales personnel. New business areas require significant management time and resources prior to generating significant revenues and may divert management from our core business. There is no assurance that we will compete effectively or will generate significant revenues in these areas. The success of our internet initiatives, in particular, are difficult to predict because they represent new areas of business for our entire industry. Additionally, to help manage our growth we will need to continually improve our operational, financial, management and information systems and controls.

WE EXPECT OUR GROSS MARGIN MAY FLUCTUATE OVER TIME.

   We also expect that our gross margins may fluctuate from period to period as we continue to introduce new recurring revenue products, expand our professional services organization and associated revenue, continue to hire additional personnel and increase other expenses to support our business. We plan our expense levels based primarily on forecasted revenue levels. Because these expenses are relatively fixed in the short term, a fluctuation in revenue could lead to operating results differing from expectations.

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

WE FACE INTENSE COMPETITION.

  The market for investment management software is intensely competitive and highly fragmented, subject to rapid change and highly sensitive to new product introductions and marketing efforts by industry participants. Our competitors include providers of software and related services as well as Application Service Providers of timeshare services.

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

WE FACE CHALLENGES IN EXPANDING OUR INTERNATIONAL OPERATIONS.

  We market and sell our products in the United States and, to a lesser extent, internationally. We have established a subsidiary located in Australia to market and sell our products in Australia. In addition, during 1999 we entered into a distributor relationship with Advent Europe, an independent distributor of our products in Europe. In order to further expand our international operations, we would need to continue to establish additional facilities, acquire other businesses or enter into additional distribution relationships in other parts of the world. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. We cannot be certain that our investments in establishing facilities in other countries will produce desired levels of revenue. We currently have limited experience in developing localized versions of our products and marketing and distributing our products internationally. In addition, international operations are subject to other inherent risks, including:

o The impact of recessions in economies outside the United States;

o Greater difficulty in accounts receivable collection and longer collection periods;

o Unexpected changes in regulatory requirements;

o Difficulties in successfully adapting our products to the language, regulatory and technology standards of other countries;

o Difficulties and costs of staffing and managing foreign operations;

o Reduced protection for intellectual property rights in some countries;

o Potentially adverse tax consequences; and

o Political and economic instability.

     Our international revenues are generally denominated in U.S. dollars, with the exception of our subsidiary, Advent Australia Pty., Ltd. (Advent Australia). The revenues, expenses, assets and liabilities of our subsidiary, Advent Australia, are primarily denominated in Australian dollars. We do not currently engage in currency hedging activities. Although exposure to currency fluctuations to date has been insignificant, future fluctuations in currency exchange rates may adversely affect revenues from international sales and the U.S. dollar value of Advent Australia's revenues, expenses, assets and liabilities.

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

  In addition, potential acquisition candidates targeted by us may not have audited financial statements, detailed financial information or any degree of internal controls. There can be no assurance that an audit subsequent to any successful completion of an acquisition will not reveal matters of significance, including issues regarding revenues, expenses, liabilities, contingent or otherwise, technology, products, services or intellectual property. There can be no assurance that we would be successful in overcoming these or any other significant risks encountered and the failure to do so could have a material adverse effect upon our business, operating results and financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Much of our revenue and capital spending is transacted in U.S. dollars. However, since the formation of Advent Australia whose revenues and capital spending are transacted in Australian dollars we have greater exposure to foreign currency fluctuations. Results of operations from Advent Australia are not material to our operating results, therefore, we believe that foreign currency exchange rates should not materially adversely affect our overall financial position, results of operations or cash flows. We believe that the fair value of our investment portfolio or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our investment portfolio. However, a sharp increase in interest rates could have a material adverse affect on the fair value of our investment portfolio. Conversely, sharp declines in interest rates could seriously harm interest earnings of our investment portfolio.

                                                                               Estimated Fair Value
                                                                                    at June 30,

                                                      2000           2001          2002      2003  2004  Thereafter       Total


Federal Instruments                                 7,020,000     14,000,000                                            21,020,000
Weighted Average Interest Rate                           6.16           6.81                                                  6.60

Commercial Paper & Short-term obligations          39,260,000                                                           39,260,000
Weighted Average Interest Rate                           5.92                                                                 5.92

Corporate Notes & Bonds                             3,000,000                                                            3,000,000
Weighted Average Interest Rate                           5.25                                                                 5.25

Municipal Notes & Bonds                            45,360,000      8,965,000     3,900,000                              58,225,000
Weighted Average Interest Rate                           6.18           5.78          4.89                                    6.03
                                               ------------------------------------------------------------------------------------

Total Portfolio, excluding equity securities       94,640,000     22,965,000     3,900,000     -     -           -     121,505,000

    At June 30, 2000, cash, cash equivalents and short-term marketable securities totaled approximately $134.0 million, which is comprised of the $121.5 million in our investment portfolio presented above and $12.5 million in other cash and cash equivalents.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At our Annual Meeting of Stockholders, held May 4, 2000, the following matters were voted upon by stockholders pursuant to proxies solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934:

    The following individuals were elected to the Board of Directors:
            NOMINEE                        FOR                  AGAINST
--------------------------------     ---------------     ----------------
Ms. Stephanie G. DiMarco                19,383,906               63,108
Mr. Peter M. Caswell                    19,381,843               65,171
Mr. Frank H. Robinson                   19,381,906               65,108
Mr. Wendell G. Van Auken                19,377,706               69,308
Mr. William F. Zuendt                   19,381,806               65,208
Mr. Monte Zweben                        19,380,610               66,404

    The vote for the approval of the Amendment of the Company's Certificate of Incorporation was as follows:
       FOR              AGAINST            ABSTAIN
-----------------   ----------------   ----------------
   16,960,640          1,811,104           675,270

    The vote for the approval of the Amendment of the Company's 1995 Directors' Option plan was as follows:
       FOR              AGAINST            ABSTAIN
-----------------   ----------------   ----------------
   15,150,454          3,606,150           690,410

    The vote for ratification of the appointment of PricewaterhouseCoopers LLP was as follows:
       FOR              AGAINST            ABSTAIN
-----------------   ----------------   ----------------
     19,438,890          5,229              2,895

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

                                           ADVENT SOFTWARE, INC.


Dated: August 11, 2000                     By: /s/    IRV H. LICHTENWALD
                                              --------------------------
                                                     Irv H. Lichtenwald
                                              Senior Vice President of Finance,
                                                   Chief Financial Officer
                                                        and Secretary
                                                 (Principal Financial Officer)

Dated: August 11, 2000                     By: /s/    PATRICIA VOLL
                                              -------------------------
                                                      Patricia Voll
                                                Vice President of Finance
                                              (Principal Accounting Officer)