Form 10-Q
period 2000-09-30
ADVENT SOFTWARE INC /DE/
filed 2000-11-09
CIK 1002225

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]Quarterly report  pursuant to Section 13 or 15(d) of the Securities  Exchange
     Act of 1934 for the quarterly period ended September 30, 2000

                                       or

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

                                 Yes [X] No [ ]

     The number of shares of the Registrant's Common Stock outstanding as of October 31, 2000 was 30,377,186.

                                     INDEX


PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Condensed Consolidated Balance Sheets                          3

                Condensed Consolidated Statements of Income
                and Comprehensive Income                                       4

                Condensed Consolidated Statements of Cash Flows                5

                Notes to the Condensed Consolidated Financial Statements       6


        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                      7

        Item 3. Quantitative and Qualitative Disclosures About Market Risk    15


PART II. OTHER INFORMATION

        Item 1. Legal Proceedings                                             16

        Item 2. Changes in Securities and Use of Proceeds                     16

        Item 3. Defaults Upon Senior Securities                               16

        Item 4. Submission of Matters to a Vote of Security Holders           16

        Item 5. Other Information                                             16

        Item 6. Exhibits and Reports on Form 8-K                              16

        Signatures                                                            17

                         PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                  ADVENT SOFTWARE, INC.

                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            September 30,    December 31,
                                                                    2000             1999
------------------------------------------------------------------------------------------
(in thousands)                                                  (unaudited)      (audited)

                                 ASSETS
Current assets:
   Cash, cash equivalents and
    short-term marketable securities                           $ 139,099        $ 119,126
   Accounts receivable, net                                       29,281           25,452
   Prepaid expenses and other                                      3,973            3,789
   Deferred income taxes                                           3,209            3,209
                                                            -------------   --------------
      Total current assets                                       175,562          151,576
                                                            -------------   --------------
Fixed assets, net                                                 21,910           16,661
Other assets, net                                                 26,879           22,951
                                                            -------------   --------------
      Total assets                                             $ 224,351        $ 191,188
                                                            =============   ==============
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                               $  947         $  1,185
   Accrued liabilities                                             7,832            7,962
   Deferred revenues                                              18,758           17,230
   Income taxes payable                                            8,566            3,328
                                                            -------------   --------------
      Total current liabilities                                   36,103           29,705
                                                            -------------   --------------
Long-term liabilities:
   Other liabilities                                               1,144              824
                                                            -------------   --------------
      Total liabilities                                           37,247           30,529
                                                            -------------   --------------
Stockholders' equity:
   Common stock                                                      303              292
   Additional paid-in capital                                    140,703          130,960
   Retained earnings                                              46,214           29,382
   Cumulative other comprehensive income (loss)                     (116)              25
                                                            -------------   --------------
      Total stockholders' equity                                 187,104          160,659
                                                            -------------   --------------
                                                            -------------   --------------
      Total liabilities and stockholders' equity               $ 224,351        $ 191,188
                                                            =============   ==============

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                  ADVENT SOFTWARE, INC.

                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                AND COMPREHENSIVE INCOME

                                                  Three Months Ended September 30,       Nine Months Ended September 30,
                                              -----------------------------------       -----------------------------------
                                                         2000               1999                   2000               1999
---------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                    (unaudited)                               (unaudited)

Revenues:
   License and development fees                      $ 16,572           $ 12,851               $ 45,050           $ 33,568
   Maintenance and other recurring                     13,181              9,830                 36,402             27,658
   Professional services and other                      4,362              4,339                 12,949             10,236
                                              ----------------   ----------------       ----------------   ----------------
      Net revenues                                     34,115             27,020                 94,401             71,462
                                              ----------------   ----------------       ----------------   ----------------
Cost of revenues:
   License and development fees                         1,243                817                  3,701              2,445
   Maintenance and other recurring                      3,444              2,698                  9,813              7,427
   Professional services and other                      1,423              1,471                  4,224              3,948
                                              ----------------   ----------------       ----------------   ----------------
      Total cost of revenues                            6,110              4,986                 17,738             13,820
                                              ----------------   ----------------       ----------------   ----------------
        Gross margin                                   28,005             22,034                 76,663             57,642
                                              ----------------   ----------------       ----------------   ----------------
Operating expenses:
   Sales and marketing                                 10,489              8,373                 30,222             23,189
   Product development                                  5,414              4,344                 15,899             12,210
   General and administrative                           2,778              2,557                  8,689              7,279
   Amortization of intangibles                            382                383                  1,146              1,150
                                              ----------------   ----------------       ----------------   ----------------
      Total operating expenses                         19,063             15,657                 55,956             43,828
                                              ----------------   ----------------       ----------------   ----------------
        Income from operations                          8,942              6,377                 20,707             13,814
   Interest and other income, net                       1,879              1,235                  4,843              2,046
                                              ----------------   ----------------       ----------------   ----------------
        Income before income taxes                     10,821              7,612                 25,550             15,860
   Provision for income taxes                           3,679              2,588                  8,687              5,393
                                              ----------------   ----------------       ----------------   ----------------
        Net income                                    $ 7,142            $ 5,024               $ 16,863           $ 10,467
                                              ================   ================       ================   ================

Other comprehensive income, net of tax
        Foreign currency translations
        adjustment                                        (55)                (2)                  (141)                28
                                              ----------------   ----------------       ----------------   ----------------
        Comprehensive income                          $ 7,087            $ 5,022               $ 16,722           $ 10,495
                                              ================   ================       ================   ================


NET INCOME  PER SHARE DATA
Diluted
Net income per share                                   $ 0.21             $ 0.16                 $ 0.49             $ 0.36
Shares used in per share calculations                  34,540             32,296                 34,174             29,414

Basic
Net income per share                                   $ 0.24             $ 0.17                 $ 0.56             $ 0.40
Shares used in per share calculations                  30,192             28,894                 29,847             26,342

---------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated financial statements.



                                        ADVENT SOFTWARE, INC.

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                   Nine Months Ended September 30,
                                                                   -------------------------------
                                                                             2000            1999
--------------------------------------------------------------------------------------------------
(in thousands)                                                               (unaudited)

Cash flows from operating activities:
   Net income                                                            $ 16,863        $ 10,467
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Non-cash stock compensation                                              99               -
      Loss on disposal of asset                                                19               -
      Depreciation and amortization                                         4,576           3,071
      Provision for doubtful accounts                                       2,004             907
      Deferred rent                                                           321             214
      Cash provided by (used in) operating assets and liabilities:
        Accounts receivable                                                (5,945)         (5,823)
        Prepaid and other current assets                                     (189)         (1,905)
        Accounts payable                                                     (223)           (493)
        Accrued liabilities                                                   (56)          1,429
        Deferred revenues                                                   1,568             480
        Income taxes payable                                                5,193           1,885
                                                                       -----------     -----------
           Net cash provided by operating activities                       24,230          10,232
                                                                       -----------     -----------
Cash flows from investing activities:
   Acquisition of fixed assets                                             (8,687)         (4,977)
   Deposits and other                                                      (5,122)         (6,027)
                                                                       -----------     -----------
           Net cash used in investing activities                          (13,809)        (11,004)
                                                                       -----------     -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                   9,624          74,744
                                                                       -----------     -----------
           Net cash provided by financing activities                        9,624          74,744
                                                                       -----------     -----------
           Effect of exchange rate changes on cash and short-term
              marketable securities                                           (72)             33
                                                                       -----------     -----------
Net increase in cash and short-term marketable securities                  19,973          74,005
Cash and short-term marketable securities at beginning of period          119,126          43,284
                                                                       -----------     -----------
Cash and short-term marketable securities at end of period              $ 139,099       $ 117,289
                                                                       ===========     ===========

Supplemental disclosure of cash flow information:
   Cash paid for income taxes                                            $  3,389        $  2,816

--------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated financial statements.


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

2.  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS
138. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We are in the process of determining whether this pronouncement will have a material impact on our financial position and results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." In addition, the SEC released, in October 2000, interpretative guidance on SAB 101 in the form of frequently asked questions and responses thereto. SAB 101 and the frequently asked questions and responses provide guidance for revenue recognition under certain circumstances. We are currently evaluating the impact of SAB 101 on our financial statements and related disclosures, but do not expect that such impact, if any, will be material. The accounting and disclosures prescribed by SAB 101 will be effective for our fiscal year ending December 31, 2000.

     In March 2000, the FASB issued FASB Interpretation No. 44 (FIN44), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("Interpretation"). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB 25. The Interpretation provides guidance, some of which is a significant departure from current industry practice. The Interpretation generally provides for prospective application for grants or modifications to existing stock options or awards made after June 30, 2000. However, for certain transactions the guidance is effective after December 15, 1998 and January 12, 2000. The adoption of this pronouncement did not have an effect on the current or historical financial statements, but may impact our future accounting regarding stock option transactions.

3.  NET INCOME PER SHARE

                                                                   Three Months Ended                 Nine Months Ended
                                                                      September 30,                     September 30,
(in thousands, except for per share data)                           2000          1999              2000             1999
-------------------------------------------------------------------------------------------    ---------------------------------

Net income                                                            $ 7,142      $ 5,024            $ 16,863         $ 10,467
Reconciliation of shares used in basic and diluted
per share calculations

Diluted
Weighted average common shares outstanding                             30,192       28,894              29,847           26,342
Dilutive effect of stock options                                        4,348        3,402               4,327            3,072
                                                               --------------- ------------    ---------------- ----------------
Shares used in diluted net income per share calculation                34,540       32,296              34,174           29,414
                                                               =============== ============    ================ ================
Diluted net income per share                                           $ 0.21       $ 0.16              $ 0.49           $ 0.36
                                                               =============== ============    ================ ================

Basic
Weighted average common shares outstanding                             30,192       28,894              29,847           26,342
                                                               --------------- ------------    ---------------- ----------------
Shares used in basic net income per share calculation                  30,192       28,894              29,847           26,342
                                                               =============== ============    ================ ================
Basic net income per share                                             $ 0.24       $ 0.17              $ 0.56           $ 0.40
                                                               =============== ============    ================ ================

Weighted average options outstanding at September 30,
  2000 and 1999 not included in computation of diluted EPS
  because the exercise price was greater than the average
  market price                                                              -            -                 129              556

Price of options not used in diluted EPS calculation                      $ -          $ -     $52.50 - 56.875 $21.375 - 21.542
                                                               --------------- ------------    ---------------- ----------------

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

RESULTS OF OPERATIONS

REVENUES

     Our net revenues for the third quarter increased 26% to $34.1 million, compared with net revenues of $27.0 million for the same period in 1999. Net revenues for the nine months ended September 30, 2000 increased 32% to $94.4 million, compared with net revenues of $71.5 million in the same period last year. Net revenues for the third quarter of 2000 do not include revenues from our semi-annual Fall User Conference while revenues for the third quarter of 1999 include revenues from the conference. The Fall User Conference this year will be held in the fourth quarter. Our net revenues are made up of three components: license and development fees, maintenance and other recurring as well as professional services and other and all components increased from the prior year. No individual client contributed 10% or more in revenues for the three and nine months ended September 30, 2000.

     LICENSE REVENUE AND DEVELOPMENT FEES. License revenue and development fees for the third quarter of 2000 increased 29% to $16.6 million compared with license revenue and development fees of $12.9 million for the third quarter of 1999. License revenue and development fees for the nine months ended September 30, 2000 increased 34% to $45.1 million, compared with $33.6 million from the same period last year. The increases in both periods were primarily due to increased demand for the Advent Office suite and Geneva product.

     MAINTENANCE AND OTHER RECURRING REVENUE. Maintenance and other recurring revenue for the third quarter of 2000 increased 34% to $13.2 million, compared with maintenance and other recurring revenue of $9.8 million for the third quarter of 1999. Maintenance and other recurring revenue for the nine months ended September 30, 2000 increased 32% to $36.4 million, compared with maintenance and other recurring revenue of $27.7 million for the same period last year. The increases were due primarily to a larger client base requiring maintenance services and multi-product sales to our existing installed base. In addition, increased demand for implementation management support and consolidated securities information and data contributed to the increase in maintenance and other recurring revenues.

     PROFESSIONAL SERVICES AND OTHER REVENUE. Professional services and other revenue for the third quarter of 2000 were $4.4 million compared with professional services and other revenue of $4.3 million for the third quarter of 1999. Excluding the impact of the Fall User Conference in the third quarter 1999, professional services and other revenue for the third quarter of 2000 increased 25%. Professional services and other revenue for the nine months ended September 30, 2000 increased 27% to $12.9 million, compared with $10.2 million for the same period last year. Excluding the impact of the Fall User Conference in the third quarter 1999, professional services and other revenue for the nine months ended September 30, 2000 increased 38%. The increases for both periods were primarily due to higher product sales, which increased demand for our consulting services.

COST OF REVENUES

     Our cost of revenues for the third quarter of 2000 increased 23% to $6.1 million, compared with cost of revenues of $5.0 million for the third quarter of 1999. Cost of revenues for the nine months ended September 30, 2000 increased 28% to $17.7 million, compared with $13.8 million for the same period last year. Cost of revenues as a percentage of net revenues was 18% for the three months ended September 30, 2000 and 1999. Cost of revenues as a percentage of net revenues was 19% for the nine months ended September 30, 2000. Our cost of revenues is made up of three components, cost of license and development fees, cost of maintenance and other recurring as well as cost of professional services and other.

     COST OF LICENSE AND DEVELOPMENT FEES. Cost of license and development fees increased 52% to $1.2 million in the third quarter of 2000 from $817,000 in the third quarter of 1999. Cost of license and development fees increased 51% to $3.7 million in the nine months ended September 30, 2000, compared with $2.4 million in the same period last year. The increase in cost of license and development fees is directly related to the increase in license and development fees revenue. Cost of license and development fees as a percentage of the related revenues increased to 8% from 6% for the third quarter of 2000 compared to the same period in 1999. Cost of license and development fees as a percentage of the related revenues increased to 8% from 7% in the nine months ended September 30, 2000, compared with the same period last year, respectively. The increases were primarily a result of changes in the mix of license and development fees revenues for both periods.

     COST OF MAINTENANCE AND OTHER RECURRING REVENUES. Cost of maintenance and other recurring revenues increased 28% to $3.4 million for the third quarter of 2000 from $2.7 million for the third quarter of 1999. Cost of maintenance and other recurring revenues increased 32% to $9.8 million for the nine months ended September 30, 2000, compared with $7.4 million for the same period last year. The increases were primarily due to increased personnel needed to support a larger customer base, as well as an increase in implementation management support needed for complex installations. Cost of maintenance and other recurring revenues as a percentage of the related revenues decreased to 26% for the third quarter 2000, compared with 27% in the same period last year. Cost of maintenance and other recurring revenues as a percentage of the related revenues remained relatively constant at 27% for the nine months ended September 30, 2000 and 1999.

     COST OF PROFESSIONAL SERVICES AND OTHER REVENUE. Cost of professional services and other revenue for the third quarter of 2000 were $1.4 million, compared with $1.5 million for the same period in 1999 and increased to $4.2 million for the nine months ended September 30, 2000 compared with $3.9 million for the same period last year. Excluding the impact of the Fall User Conference in the third quarter 1999, cost of professional services and other revenue increased 11% and 12% for the three and nine months ended September 30, 2000, respectively. The increases were primarily due to increased personnel necessary to provide services to a larger customer base. Cost of professional services and other revenue as a percentage of the related revenues decreased to 33% in the third quarter of 2000 from 34% in the third quarter of 1999. Cost of professional services and other revenue as a percentage of the related revenues decreased to 33% for the nine months ended September 30, 2000, compared with 39% in the same period last year. Excluding the impact of the Fall 1999 User Conference, the decrease in cost of professional services and other revenue as a percentage of related revenues for the three and nine months ended September 30, 2000 would be more in line with the decreases for the nine month period. The decreases were primarily due to more efficient delivery of services, such as web-based training sessions, as well as improved project management resulting in better utilization of personnel.

OPERATING EXPENSES

     SALES AND MARKETING. Our sales and marketing expenses for the third quarter of 2000 increased 25% to $10.5 million, compared with $8.4 million for the third quarter of 1999. Sales and marketing expenses for the nine months ended
September 30, 2000 increased 30% to $30.2 million, compared with $23.2 million in the same period last year. The increase in expense for the three and nine months ended September 30, 2000 was primarily due to an increase in the number of sales and marketing personnel and increased marketing initiatives towards our Advent Office suite and our Internet initiatives. Sales and marketing expenses as a percentage of net revenues remained relatively stable at 31% for the third quarter of 2000 and 1999. Sales and marketing expenses as a percentage of net revenues remained relatively stable at 32% for the nine months ended September 30, 2000 and 1999.

     PRODUCT DEVELOPMENT. Our product development expenses for the third quarter of 2000 increased 25% to $5.4 million, compared with product development expenses of $4.3 million for the third quarter of 1999. Product development expenses for the nine months ended September 30, 2000 increased 30% to $15.9 million, compared with $12.2 million in the same period last year. Product development expenses increased primarily due to a growth in personnel as we increased our product development efforts for existing product enhancements and new product introductions. Product development expenses as a percentage of net revenues remained relatively stable at 16% for the third quarter 2000 compared with the third quarter 1999. Product development expenses as a percentage of net revenues remained relatively stable at 17% for the nine months ended September 30, 2000 and 1999.

     GENERAL AND ADMINISTRATIVE. Our general and administrative expenses for the third quarter of 2000 increased 9% to $2.8 million, compared with general and administrative expenses of $2.6 million for the third quarter of 1999. The expense increased 19% to $8.7 million for the nine months ended September 30, 2000, compared with $7.3 million in the same period last year. The increase was due to additional staffing to support our growth. General and administrative expenses as a percentage of net revenues decreased to 8% in the third quarter of 2000, compared with 9% in the third quarter of 1999. General and administrative expenses as a percentage of net revenues decreased to 9% in the nine months ended September 30, 2000, compared with 10% in the same period last year. The decrease was primarily due to lower outside professional service costs. To a lesser extent, the decreases were also attributed to economies of scale.

     INTEREST AND OTHER INCOME, NET. Interest and other income, net was $1.9 million in the third quarter of 2000, compared with $1.2 million in the third quarter of 1999, reflecting an increase of $644,000. Interest and other income, net was $4.8 million in the nine months ended September 30, 2000, compared with $2.0 million in the same period last year, reflecting an increase of $2.8 million. The increase was primarily due to higher interest rates and increased amount of funds available for investment from operations and the proceeds of our secondary offering in June 1999.

     PROVISION FOR INCOME TAXES. For the three and nine months ended September 30, 2000 we recorded a tax provision of $3.7 million and $8.7 million, respectively, based on our pretax income using an effective tax rate of 34%, which is our anticipated effective tax rate for the fiscal year 2000. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved. We had an effective tax rate of 34% for fiscal 1999.


LIQUIDITY AND CAPITAL RESOURCES

     Our cash, cash equivalents and short-term marketable securities at September 30, 2000 were $139.1 million, increasing by $20.0 million from $119.1 million at December 31, 1999. The increase was due to $24.2 million provided by operating activities and $9.6 million provided by financing activities offset by $13.8 million used in investing activities.

     The net cash of $24.2 million provided from operating activities for the nine months ended September 30, 2000 was primarily due to net income and increases in deferred revenues and income taxes payable offset by increases in accounts receivable. Financing activities provided $9.6 million for the nine months ended September 30, 2000, primarily due to proceeds from exercises of common stock options and the employee stock purchase plan. Net cash used in investing activities of $13.8 million for the nine months ended September 30, 2000 was related primarily to the acquisition of fixed assets for the buildout of our newly leased New York office space as well as prepayments to new strategic partners to further bring new products and services to our clients.

     At September 30, 2000, we had $139.5 million in working capital. We currently have no significant capital commitments other than commitments under our operating leases. We believe that our available sources of funds and anticipated cash flows from operations will be adequate to finance current operations and anticipated capital expenditures through at least fiscal 2001.


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

OUR SALES CYCLE IS LONG AND WE HAVE LIMITED ABILITY TO FORECAST THE TIMING AND AMOUNT OF SPECIFIC SALES.

     Because the purchase of our software products often requires significant, executive-level investment and systems architecture decisions by prospective customers, we must generally engage in a relatively lengthy sales effort. These transactions may be delayed during the customer acceptance process because we must provide a significant level of education to prospective customers regarding the use and benefit of our products. As a result, the sales cycle associated with the purchase of our software products is typically between two and twelve months depending upon the size of the client, though it can be considerably longer, and is subject to a number of significant risks over which we have little or no control, including customers' budgeting constraints and internal acceptance procedures. As a result of a lengthy and unpredictable sales cycle, we have limited ability to forecast the timing and amount of specific sales. The timing of large individual sales is especially difficult to forecast. As a result, there can be no assurance that we will be successful in closing large license transactions on a timely basis or at all. Because our expenses are generally relatively fixed in the near term, any shortfall from anticipated revenues could result in significant variations in our operating results from quarter to quarter.

     The implementation of our solutions involves a significant commitment of resources by customers and by us over an extended period of time. Also, the size and complexity of any particular implementation project can cause delays in the sales cycle that precedes it. Any such delays could seriously harm our business.

WE DEPEND HEAVILY ON OUR PRODUCT, AXYS.

     In 1999, 1998 and 1997, we derived a substantial majority of our net revenues from the licensing of Axys and related products and services. In addition, many of our other products, such as Moxy, Qube and various data interfaces were designed to operate with Axys to provide an integrated solution. As a result, we believe that a majority of our net revenues, for the foreseeable future, will depend upon continued market acceptance of Axys, enhancements or upgrades to Axys and related products and services.

WE ARE CONTINUING TO EXPAND OUR INTERNET INITIATIVE.

     To take advantage of the Internet, we are continuing to expand an Internet initiative under which we are developing services, both announced and unannounced, to bring Internet-based products and services to clients. The first of these services, Rex, was launched during the second quarter of 1997. The second service, Advent Browser Reporting, was launched in the third quarter of 1998. During 2000 we have introduced a number of new products and services which take advantage of Internet technology, including Advent TrustedNetwork, My Advent, E-Actions (through our HubData subsidiary), Internet enabled enhancements to Gifts for Windows (through our MicroEdge subsidiary) and Advent Outsource, a service that delivers Advent Office functionality through an application service provider (ASP) model. As we develop new products and services under our Internet initiative, we have and will continue to enter into development agreements with information providers, clients or other companies in order to accelerate the delivery of new products and services. We may not be successful in marketing our Internet services or in developing other Internet services. Our failure to do so could seriously harm our business.

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

WE EXPECT OUR GROSS  AND OPERATING MARGINS MAY FLUCTUATE OVER TIME.

     We also expect that our gross and operating margins may fluctuate from period to period as we continue to introduce new recurring revenue products, expand our professional services organization and associated revenue, continue to hire additional personnel and increase other expenses to support our business. We plan our expense levels based primarily on forecasted revenue levels. Because these expenses are relatively fixed in the short term, a fluctuation in revenue could lead to operating results differing from expectations.

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

WE DEPEND UPON FINANCIAL MARKETS.

     The target clients for our products include a range of organizations that manage investment portfolios, including investment advisors, brokerage firms, banks and hedge funds. In addition, we target corporations, public funds, universities and non-profit organizations, which also manage investment portfolios and have many of the same needs. The success of many of our clients is intrinsically linked to the health of the financial markets. We believe that demand for our products could be disproportionately affected by fluctuations, disruptions, instability or downturns in the financial markets which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products. Any resulting decline in demand for our products could have a material adverse effect on our business and results of operations.

GENERAL ECONOMIC CONDITIONS MAY REDUCE OUR REVENUES.

     We believe that the market for large management software systems may be negatively impacted by a number of factors, including:

* reductions in capital expenditures by large customers;

* poor performance of major financial markets, and

* increasing competition.

The above factors may, in turn, give rise to a number of market trends that may slow revenue growth across the industry, including:

* longer sales cycles;

* deferral or delay of information technology projects and generally reduced expenditures for software and related services; and

* increased price competition.

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

WE FACE CHALLENGES IN EXPANDING OUR INTERNATIONAL OPERATIONS.

     We market and sell our products in the United States and, to a lesser extent, internationally. We have established a subsidiary located in Australia to market and license our products in Australia. In addition, during 1999 we entered into a distributor relationship with Advent Europe, an independent distributor of our products in Europe. In order to further expand our international operations, we would need to continue to establish additional facilities, acquire other businesses or enter into additional distribution relationships in other parts of the world. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. We cannot be certain that our investments in establishing facilities in other countries will produce desired levels of revenue. We currently have limited experience in developing localized versions of our products and marketing and distributing our products internationally. In addition, international operations are subject to other inherent risks, including:

* The impact of recessions in economies outside the United States;

* Greater difficulty in accounts receivable collection and longer collection periods;

* Unexpected changes in regulatory requirements;

* Difficulties in successfully adapting our products to the language, regulatory and technology standards of other countries;

* Difficulties and costs of staffing and managing foreign operations;

* Reduced protection for intellectual property rights in some countries;

* Potentially adverse tax consequences; and

* Political and economic instability.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We  considered  the  provision  of  Financial   Reporting  Release  No.  48
"Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Much of our revenue and capital spending is transacted in U.S. dollars. However, since the formation of Advent Australia, whose revenues and capital spending are transacted in Australian dollars, we have greater exposure to foreign currency fluctuations. Results of operations from Advent Australia are not material to our operating results, therefore, we believe that foreign currency exchange rates should not materially adversely affect our overall financial position, results of operations or cash flows. We believe that the fair value of our investment portfolio or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our investment portfolio. However, a sharp increase in interest rates could have a material adverse affect on the fair value of our investment portfolio. Conversely, sharp declines in interest rates could seriously harm interest earnings of our investment portfolio.

                                                    Estimated Fair Value
                                                      at September 30,

                                         2000            2001            2002     2003    2004    Thereafter       Total


Federal Instruments                    7,750,000      14,500,000       3,000,000                                   25,250,000
Weighted Average Interest Rate              6.08            6.81            7.20                                         6.58

Commercial Paper & Short-term
  obligations                         33,360,000       8,000,000                                                   41,360,000
Weighted Average Interest Rate              6.05            6.73                                                         6.18

Corporate Notes & Bonds                3,584,000                                                                    3,584,000
Weighted Average Interest Rate              5.39                                                                         5.39

Municipal Notes & Bonds               43,400,000       5,965,000       9,725,000                                   59,090,000
Weighted Average Interest Rate              6.38            6.46            5.70                                         5.71
                                   -------------------------------------------------------------------------------------------
Total Portfolio, excluding equity
  securities                        $ 88,094,000    $ 28,465,000    $ 12,725,000  $ -     $ -     $ -           $ 129,284,000

     At September 30, 2000, cash, cash equivalents and short-term marketable securities totaled approximately $139.1 million, which is comprised of the $129.3 million in our investment portfolio presented above and $9.8 million in other cash and cash equivalents.

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



                                               ADVENT SOFTWARE, INC.


Dated: November 9 , 2000                       By: /s/    IRV H. LICHTENWALD
                                                    -------------------------
                                                       Irv H. Lichtenwald
                                               Senior Vice President of Finance,
                                                    Chief Financial Officer
                                                         and Secretary
                                                 (Principal Financial Officer)


Dated: November 9, 2000                        By: /s/     PATRICIA VOLL
                                                   --------------------------
                                                           Patricia Voll
                                                     Vice President of Finance
                                                  (Principal Accounting Officer)