Form 10-K
period 2000-12-31
ADVENT SOFTWARE INC /DE/
filed 2001-03-12
CIK 1002225

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]Annual  report  pursuant  to Section  13 or 15(d) of the  Securities
     Exchange Act of 1934 for the fiscal year ended December 31, 2000

                                       or

[ ]Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number: 0-26994

                            ADVENT SOFTWARE, INC.(R)
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

The number of shares of the registrant's Common Stock outstanding as of March 8, 2001 was 30,804,505. The aggregate market value of the registrant's Common Stock held by non-affiliates, based upon the closing price on March 8, 2001, as reported on the NASDAQ National Market System, was approximately $1.0 billion. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following documents are incorporated by reference into Parts II and III of this Form 10-K: (1) 2000 Annual Report to Stockholders of the Registrant (Part II of this Form 10-K); and (2) Definitive Proxy Statement for the registrant's Annual Meeting of Stockholders to be held May 3, 2001 (Part III of this Form 10-K).

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    From time to time, we make oral and written statements that may constitute "forward-looking statements" as defined by the Securities and Exchange Commission ("SEC") in its rules, regulations and releases including Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.

  Forward-looking statements can be identified by the use of terminology such as "may", "will", "should", "expect", "plan" "anticipate", "believe", "estimate", "predict", "potential", "continue" or other similar terms or the negative of such terms. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are made in this Form 10-K, as well as in other filings with the SEC and from time to time in public announcements. Such forward-looking statements are based on our current plans and expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Where such forward-looking statements appear, we have sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. Such factors include, but are not limited to, the "Risk Factors" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as other risks identified from time to time in other SEC reports, registration statements and public announcements.

    We cannot guarantee future results, levels of activity, performance or achievements reflected in forward-looking statements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We do not have any obligation to release updates or any changes in events, conditions or circumstances on which any forward-looking statement is based or to conform such statements to actual results.

PART I

Item 1. BUSINESS

Overview

  We are a leading provider of Enterprise Investment Management solutions that automate and integrate mission-critical functions of investment management organizations through software products, services and data integration. Our solutions enable organizations of all sizes to run their business more effectively, enhance client service and performance, and improve productivity and communication throughout their organization.

  Advent Office(TM), our suite of integrated products, addresses the demand to automate the entire range of investment management functions, including portfolio management, client relationship management, trade order management, data warehousing, partnership accounting, reconciliation management, and web-based portfolio, performance and analytic reporting.

  We were founded in 1983, incorporated in 1983 in California and reincorporated in Delaware in November 1995. Our principal executive offices are located at 301 Brannan Street, San Francisco, California 94107, and our telephone number is
(415) 543-7696.

Industry Background and Our Clients

          Our clients include a range of organizations that manage investment portfolios, including investment advisors, brokerage firms, banks and hedge funds. Our clients also include corporations, public funds, foundations, universities and non-profit organizations that manage investment portfolios and perform similar portfolio management functions. Recently, the investment management industry has experienced significant growth, which, in combination with other factors, has led to increasing demand for software products that automate, simplify and integrate functions within investment management organizations. This increasing demand is driven by several industry dynamics. Financial assets under management have increased substantially during the last decade. As the value of total financial assets under management has increased, there has been a substantial increase in the number of investment management organizations and a steady introduction of increasingly sophisticated financial instruments. As a result, investment managers are faced with increasingly complicated portfolio accounting and management requirements as well as extensive and evolving industry standards and government regulations.

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

The Advent Solution

  The Advent solution combines a fully integrated suite of client-centric software products, with a full range of professional services - from implementation management and training to technical support and consulting services, all aimed at accomplishing our clients' business objectives.

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

  We believe that our Enterprise Investment Management solution is well suited for the investment management functions of corporations, public funds, partnerships, foundations, universities and non-profit organizations. An Enterprise Investment Management solution is an evolutionary process that encompasses three phases:

o Investment Process Integration - involves the integration of front-, mid-, and back-office components with each other as well as with standard productivity applications such as Microsoft Word(R) and Excel(R). This integration eliminates ineffective communication between processes and minimizes processing errors, enabling growth by reducing bottlenecks within the organization.

o Data Collection and Reconciliation - enables the investment organization to integrate the external data regarding pricing and settlements so that the firm can quickly and efficiently settle transactions and monitor performance in an automated fashion.

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

  Axys, our core product, introduced in 1993, is a highly functional portfolio accounting and management system targeted towards investment management organizations of all sizes. Axys provides investment professionals with broad portfolio accounting functionality, timely decision support, sophisticated performance measurement and flexible reporting. Specifically, clients can record, account for and report on a variety of investment instruments, including equities, fixed income, mutual funds and cash. Axys users gain access on demand to portfolio holdings, asset allocation, realized and unrealized gains and losses, actual and projected income and other valuable data. Portfolio performance can be measured for individual portfolios or related groups, and for any specified time period. Investment professionals can choose from over 200 pre-defined reports with flexible "as-of" reporting, which can be customized as to formats and fonts. Clients can easily generate fully customized reports with the assistance of the Axys Report Writer. Clients can also produce presentation-quality graphics via an integrated link with Microsoft Excel's charting capability. In addition, Axys offers integrated multi-currency capabilities which, among other things, allows reports to be restated in any currency, tracks reclaimable foreign withholding tax, and can identify components of return attributable to market prices versus currency rate fluctuations.

  Axys also provides integration with a variety of investment tools and data. These tools include (i) Moxy(R), our trade order management solution, (ii) pricing, corporate actions, analytics and fundamental data via interfaces to data vendors, (iii) automatic data entry and reconciliation of trades with interfaces to the Depository Trust Corporation ("DTC"), brokerage firms and custodians, (iv) integrating through the Internet via our custodial data service and software and (vi) Internet reporting via Advent Browser Reporting(R) for Enterprise Users, our Internet reporting service.

  Advent Partner, introduced in December 1996, is an investment partnership allocation solution, which integrates with Axys. This product is specifically designed for hedge funds, venture funds and limited investment partnerships that face the complex and time-consuming task of consistently and accurately accounting for and reporting on partnership tax allocation and other activities. The Windows-based system tracks partner-specific information, handles the complexities of allocating realized and unrealized gains and losses for tax purposes, allocates performance incentive fees, provides on-demand partner and partnership reporting on an economic or tax allocation basis and streamlines the production of partnership tax returns.

  Geneva, introduced to target organizations in 1995 and made commercially available in October 1997, is a high-end portfolio accounting system designed to meet the needs of large, global investment management organizations with complex, international accounting requirements. Geneva offers feature-rich global accounting, extensive reporting (including profit and loss reporting by strategy) and sophisticated multi-currency capabilities. In addition, Geneva's highly flexible design allows users to add newly created financial instruments and tailor accounting treatments to their specific needs.

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

  Advent Corporate Actions(TM), introduced in May 1999, is a comprehensive, integrated corporate actions solution from our subsidiary, Hub Data, and is designed to integrate with Axys to automate and simplify the process of manually tracking and processing corporate actions. Advent Corporate Actions electronically tracks and consolidates corporate action information from a host of high-quality sources and delivers daily e-mail reports to portfolio managers and other key staff.

  MyAdvent(TM), introduced in May 2000 and expected to be available in 2001, will provide a browser-based portal to Advent Office for investment professionals to quickly view summary information they need in one place in order to know exactly where they stand at any point in the day. Users will be able to review information then immediately drill down into detailed data and functionality in other Advent Office components, and in Advent Alliance Partner applications.

  Advent Outsource, introduced in September 2000, is a service that brings our portfolio reporting solution to investment firms in an application service provider ("ASP") model. Investment management firms that wish to outsource the management of their portfolio reporting will be able to leverage the full power of Axys, our portfolio accounting, management and reporting solution. Investment firms that choose Advent Outsource will have their client data housed for them, and will be provided secure access over the Internet to their accounts. This ASP solution is especially attractive to firms that may not have the resources required to maintain technology operations in-house or are looking specifically to outsource all of their data management.

Middle Office

  Moxy, introduced in 1995, automates and streamlines the trading and order management process. Moxy facilitates accurate trade order management and preparation, tracks trade-order status, automates the allocation of block trades across multiple portfolios and electronically interfaces with Axys to provide an integrated solution. Moxy supports fixed income, mutual funds and equity trading and offers multi-currency capabilities. Moxy enables investment managers to accurately adjust portfolio holdings, rebalance portfolios against models, interactively assess "what-if" scenarios and automatically create orders to be executed. For traders, Moxy tracks cash and positions during the trading day, enables the accurate preparation of block trades and internal electronic trade tickets, facilitates compliance with investment restrictions and trading requirements and minimizes trading errors. Moxy also allows traders and others to view the status of orders via customizable screens and maintain an electronic audit trail of the trade process. Moxy automates the allocation process of partial and complete executions and allows the user to send allocation results using OASYS, an electronic allocation system, to communicate allocations to brokers electronically. Moxy also provides Internet-ready electronic order routing based on the industry standard FIX messaging protocol so that Moxy users can route trades electronically to any FIX-compliant broker or crossing network that supports the Internet or other TCP/IP connections. Moxy users can choose to route equity orders via SunGard Direct(TM) which links them to participating brokers and execution venues. Trades are executed, processed, settled and accounted for without manual intervention. Moxy electronically posts allocated trades into Axys on demand, eliminating time-consuming and error-prone manual entry.

Front Office

  Qube(R), introduced in 1995, is designed to help securities professionals develop and improve client relationships by automating scheduling, client communications and client data. For example, Qube integrates with portfolio information on Axys and enables investment professionals to interactively screen client investment profiles and notes of conversations to identify appropriate candidates for various investment opportunities. In addition, Qube can be used to enhance direct marketing campaigns by matching clients with market opportunities. Qube captures extensive investment profile information, has online query capability, networking features and mail merge capabilities and facilitates information sharing across professionals in an office.

  Advent Browser Reporting for Decision Makers, introduced in 1998, puts the power of data analysis on the portfolio managers' desktop via the Internet. Using our Online Analytical Processing tools (OLAP), investment data can be sliced and diced to improve the decision making process. Advent Browser Reporting for Investors, also introduced in 1998, allows investment managers to post Axys reports to a secure website where their clients can access these reports 24 hours a day, 7 days a week. Advent Browser Reporting for Enterprise Users allows investment professionals the ability to access Axys from remote locations via the Internet and run Axys reports as if they were in their office.

  Advent TrustedNetworkSM, introduced in March 2000, is an automated account consolidation solution that enables financial institutions to use the Internet to deliver cross-institutional, consolidated views of individual investor portfolios. The investment advisors can provide a consolidated statement showing the individual investor's portfolio of assets, transaction data (buys, sells, interest, dividends, deposits and withdrawals), performance analysis and other detailed account information. The data can be manipulated and new data interpolated from it. The consolidated information can then be shared simultaneously between investors and trusted financial advisors. Our solution, in contrast to account aggregation solutions, is designed to employ our data gathering and reporting tools to accept account and transactional information from bank and brokerage back office systems, aggregate those transactions by investor, and deliver the information to participating institutions and their clients online.

Grants Management

  GIFTS(R) for Windows is a proposal tracking and grants management system that allows the user to retrieve and classify requests, generate personalized letters, manage contacts, schedule and monitor activities, maintain complete organization history, track payments, contingencies and report requests. This software is primarily used by the philanthropic community such as foundations, corporations and other organizations to manage their grant-making activities.


Maintenance Support and Subscription-Based/Transaction-Based Services

  We earn recurring revenues by offering a choice of maintenance contracts and by providing subscription-based and transaction-based services. Our subscription-based and transaction-based services allow clients to (1) download pricing, corporate actions and other data from third party vendors such as Interactive Data Corporation ("Interactive Data"), a wholly owned indirect subsidiary of Pearson plc, and (2) interface with DTC, certain brokerage firms and custodians for trading activity. Many of our clients use our proprietary interface to electronically retrieve pricing and other data from Interactive Data. Interactive Data pays us a commission based on Interactive Data's revenues from providing such data to our clients.

  Our Hub Data subsidiary consolidates securities information and data from various third party providers such as Merrill Lynch, Interactive Data, J.J. Kenny, a division of The McGraw-Hill Companies, Xcitek, CCH Incorporated, Telekurs and others, and provides data feeds and services to a range of financial institutions via electronic interfaces to many portfolio software systems.

  Due to the mission-critical nature of our products, many clients purchase annual maintenance contracts, which entitle them to technical support and product upgrades as they become available. We continually upgrade and enhance our products to respond to changing market needs, evolving regulatory requirements and new technologies.

Internet Initiative

  We believe the Internet will be a low-cost communications platform used to integrate external information into our products, thereby providing our clients with straight through processing ("STP") of business information. To take advantage of the Internet, we have launched an Internet Initiative, developing services, both announced and unannounced, to bring Internet-based products and services to our clients. We launched REX, our first Internet service during the second quarter of 1997. Using the Internet, REX consolidates communication and information from all participating custodians, enabling our clients to quickly and easily reconcile transactions and holdings with a click of the mouse. Our second Internet-based product, Advent Browser Reporting, was introduced in 1998. Advent Browser Reporting is a reporting component of Advent Office, which enables users to access Advent Office information through a web browser. In 1999, we introduced Advent Corporate Actions, an enterprise-wide notification service that automates and simplifies the process of tracking corporate actions such as mergers, spin-offs and bankruptcies. We announced several Internet-based products and services during 2000 including: Advent Outsource, MyAdvent and Advent TrustedNetwork. Advent Outsource brings our portfolio reporting solution to investment firms in an ASP model. MyAdvent is a browser-based portal to the Advent Office suite. Advent TrustedNetwork enables financial institutions to deliver cross-institutional, consolidated views of individual investor portfolios across the Internet.

  Additionally we have added Distance Learning and Advent Connection. Distance Learning is Advent's online interactive classroom offering education services via the Internet. Now our clients can participate in an interactive education session with a certified Advent instructor from their office or home. Advent Connection is our client-only website which provides technical information, support, educational offerings, discussion groups and a software center that allows our clients to download free client reports.

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

Professional Services

  Professional services consist of consulting, implementation management, integration management, custom report writing, and training. To ensure a successful product implementation, consultants assist clients with the initial installation of a system, assist in the conversion of the client's historical data and provide ongoing training and education. Consulting services may be required for as little as two days for small systems or for up to many weeks for large implementations. We believe that consulting services facilitate a client's early success with our products, strengthen the relationship with the client and generate valuable feedback for us.

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

  Integration management provides services to clients with more complex needs. Integration managers work with clients to integrate their systems and workflows with our products during implementation. The services include: development of custom interfaces from back-office systems to our Axys and Moxy products, configuration and management of large volumes of data, and strategies for deployment of our products for distributed sites.

  We provide our clients with custom report writing services that enable clients to tailor end-user reports to their own specifications. We also provide training sessions to our clients at various sites across the country. Additionally, we host semi-annual conferences in the United States, as well as Australasian and European conferences, that provide product information and user workshops for our clients.

Clients

  Our clients vary significantly in size and assets under management and include investment advisors, brokerage firms, banks, hedge funds, corporations, public funds, universities and non-profit organizations. At present, we have licensed products to over 6,000 institutions in 45 countries for use by more than 60,000 concurrent users.

Sales and Marketing

   Sales

  We license and sell our products and services primarily through a direct sales organization comprised of field sales and telesales representatives. Our field sales force is organized by geographic region and is primarily responsible for selling our suite of products to mid-sized and large investment management organizations. We have sales offices in San Francisco, California, New York, New York, Cambridge, Massachusetts, Sydney, Australia and Melbourne, Australia. Our telesales organization is primarily focused on selling our products to existing Axys clients and small and mid-sized investment management organizations. Our telesales representatives are located in San Francisco, California, and New York, New York. Our sales force is supported by extensive, ongoing product and sales training.

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

Product Development

  In recent years, we have substantially increased our product development expenditures in order to accelerate the rate of new product introductions, incorporate new technologies and sustain the quality of our products. In 2000, 1999, and 1998, our product development expenditures were approximately $21.6 million, $16.8 million, and $12.6 million, respectively. Our product development activities include the identification and validation of product specifications as well as engineering, quality assurance and documentation.

  Our new products and product upgrades require varying degrees of development time, depending upon the complexity of the accounting requirements and securities regulations which they are intended to address, as well as the number and type of features incorporated. To date, we have primarily relied upon the internal development of our products. We have in the past acquired, and may again in the future acquire, additional technologies or products from third parties. We intend to continue to support industry standard operating environments, client/server architectures and network protocols.

Competition

  The market for investment management software is segmented by the relative size of the organizations that manage investment portfolios. The market in each segment is intensely competitive and highly fragmented, subject to rapid change and highly sensitive to new product introductions and marketing efforts by industry participants. Our competitors include providers of software and related services as well as providers of timeshare services. Competitors vary in size, scope of services offered and platforms supported. In addition, we compete indirectly with existing and potential clients, many of whom develop their own software for their particular needs and therefore may be reluctant to license software products offered by independent vendors such as Advent. With respect to the market for our portfolio accounting products, we currently compete primarily with Financial Models Company, Inc., Shaw Data, a division of SunGard Data Systems, Inc., Thomson Financial, a division of The Thomson Corporation, and with a number of other smaller companies. We believe that the principal competitive factors affecting our market include product performance and functionality, ease of use, scalability, ability to integrate external data sources, product and company reputation, client service and support and price. We may not compete successfully against current and future competitors, and competitive pressures could result in price reductions, reduced operating margins or the loss of market share.

Intellectual Property and Other Proprietary Rights

  Our success is dependent in part on our ability to protect our proprietary technology. We rely on a combination of copyright and trademark laws, trade secrets, software security measures, confidentiality agreements and license agreements to establish and protect our proprietary rights and our software. We have registered trademarks for many of our products and services and will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees and with our resellers and customers. Despite these efforts, it may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use our proprietary information. We do not have any patents, and existing copyright laws afford only limited protection. In addition, we cannot be certain that others will not develop substantially equivalent or superseding proprietary technology, or that equivalent products will not be marketed in competition with our products, thereby substantially reducing the value of our proprietary rights. Furthermore, confidentiality agreements between us and our employees or any license agreements with our clients may not provide meaningful protection of our proprietary information in the event of any unauthorized use or disclosure of it. In addition, the laws of certain countries do not protect our proprietary rights to the same extent, as do the laws of the United States. Accordingly, we may not be able to protect our proprietary software in the United States or abroad against unauthorized third party copying or use, which could significantly harm our business.

Employees

  As of March 1, 2001, we had approximately employees 701 on a full-time basis, including in 94 sales, 123 in professional services, 41 in marketing, 206 in product development, 130 in client services and support and 107 in finance, administration, operations and general management. We believe that we maintain competitive compensation, benefits, equity participation and work environment policies to assist in attracting and retaining qualified personnel. Our success depends to a significant extent upon the continued contributions of its senior management and other key personnel, many of who would be difficult to replace. The loss of the service of one or more senior managers or other employees could have a material adverse effect upon our business, operating results and financial condition. None of our employees are represented by a labor union. We have not experienced any work stoppages and we believe our employee relations are good.

Item 2. PROPERTIES

  Our principal executive offices are located in San Francisco, California where we lease approximately 59,000 square feet under a lease that expires in 2008 with a five-year extension option; approximately 32,000 square feet under a lease that expires in 2004 with a five-year extension option; approximately 18,400 square feet under a lease that expires in 2005 with a five-year extension option; and approximately 60,000 square feet under a lease that expires in 2011 with two consecutive five-year extension options. We lease two separate offices in New York; approximately 30,100 square feet under a lease that expires in 2010 with a five-year extension option and approximately 29,000 square feet under a lease that expires in 2008 with a five-year extension option. We also lease space (typically less than 10,000 square feet) in various geographic locations in New Jersey, Massachusetts, Melbourne, Australia, and Sydney, Australia primarily for sales and support personnel. We believe that these facilities are adequate for our near-term needs and that suitable additional or alternative space will be available as needed.

Item 3. LEGAL PROCEEDINGS

  From time to time we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

    None.

                                     PART I

                      Executive Officers of the Registrant

  The following sets forth certain information regarding the executive officers of Advent as of March 8, 2001:

Name                            Age     Position
------------------------        ---     --------------------------------
Stephanie G. DiMarco            43      Chairman of the Board
Peter M. Caswell                44      President and Chief Executive Officer
Lily S. Chang                   52      Executive Vice President and
                                        Chief Technology Officer
Collin A. Cohen                 37      Executive Vice President, Corporate\
                                        and New Business Development
Irv H. Lichtenwald              45      Executive Vice President, CFO and
                                        Secretary
Armistead D. Puryear            54      Senior Vice President, Sales

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

     Mr. Cohen joined Advent in March 1998 responsible for Corporate and New Business Development. In January 2001, Mr. Cohen was promoted to Executive Vice President. Prior to joining Advent, Mr. Cohen was a Principal at American
Industrial Partners, a buyout fund managing approximately $800 million in equity. Mr. Cohen also was a Senior Manager at Bain & Company, a leading international management consulting firm. Mr. Cohen holds an M.B.A. from Harvard University and a B.A. from Stanford University.

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

     Mr. Puryear joined Advent in December 1994 as Director of Client Sales. In July 1998, Mr. Puryear was promoted to Senior Vice President, Sales with responsibility for sales to Advent's client base, new business development and telemarketing. Before joining Advent, he was with Oracle Corporation and was responsible for their Western Sales Telesales organization. Mr. Puryear has 14 years of software and technology experience as well as two years in the investment management industry with Paine Webber, Inc. Prior to his business career he was a pilot in the U.S. Air Force and received a Bachelor of Science degree from the U.S. Air Force Academy.

                                     PART II

  With the exception of the information incorporated by reference to the 2000 Annual Report to Stockholders in Part II of this Form 10-K, Advent's 2000 Annual Report to Stockholders is not deemed to be filed as part of this Form 10-K.

Item 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Advent had approximately 67 stockholders of record at March 8, 2001. Because many of our shares of Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. Other information required by this Item is incorporated by reference to the sections entitled "Selected Financial Data - Price Range of Common Stock" and "Corporate Information - Stock Information" in Advent's 2000 Annual Report to Stockholders.

Item 6.  SELECTED FINANCIAL DATA

  Other information required by this Item is incorporated by reference to the sections entitled "Selected Financial Data - Selected Annual Data" and "Selected Financial Data - Selected Quarterly Data" in Advent's 2000 Annual Report to Stockholders.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this Item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Advent's 2000 Annual Report to Stockholders.

Risk Factors

Our Operating Results Fluctuate Significantly And We May Not Be Able To Maintain Our Existing Growth Rates.

  Licenses  into  multi-user  networked  environments  have  increased  both  in individual size and number, and the timing and size of individual license transactions are becoming increasingly important factors in quarterly operating results. The sales cycles for transactions of this size are often lengthy and unpredictable. We may not be successful in closing large license transactions such as these on a timely basis or at all. Accordingly, because revenues from large site licenses are increasing as a portion of our net revenues, the timing of such licenses could cause additional variability in our quarterly operating results. We typically ship our software products shortly after receipt of a signed license agreement and initial payment and, consequently, software product backlog at the beginning of any quarter typically represents only a small portion of that quarter's expected revenues. Our expense levels are based in significant part on our expectations of future revenues and therefore are relatively fixed in the short term. Due to the fixed nature of these expenses combined with the relatively high gross margin historically achieved by us on products  and  services,  an  unanticipated  decline  in  net  revenues  in  any particular quarter is likely to disproportionately adversely affect our operating results.

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

We Depend Heavily On Our Product, Axys.

  In 2000, 1999 and 1998, we derived a substantial majority of our net revenues from the licensing of Axys and related products and services. In addition, many of our other products, such as Moxy, Qube and various data interfaces were designed to operate with Axys to provide an integrated solution. As a result, we believe that a majority of our net revenues, for the foreseeable future, will depend upon continued market acceptance of Axys, enhancements or upgrades to Axys and related products and services.

We Are Continuing to Expand Our Internet Initiative.

  To take advantage of the Internet, we are continuing to expand an Internet Initiative under which we are developing services, both announced and unannounced, to bring Internet-based products and services to clients. The first of these services, Rex, was launched during the second quarter of 1997. The second service, Advent Browser Reporting, was launched in the third quarter of 1998. During 2000 we announced a number of new products and services which take advantage of Internet technology, including Advent TrustedNetwork, MyAdvent, eActions(TM) (through our Hub Data subsidiary), Internet-enabled enhancements to Gifts for Windows (through our MicroEdge subsidiary) and Advent Outsource, a service that delivers Advent Office functionality through an ASP model. As we develop new products and services under our Internet Initiative, we have and will continue to enter into development agreements with information providers, clients or other companies in order to accelerate the delivery of new products and services. We may not be successful in marketing our Internet services or in developing other Internet services. Our failure to do so could seriously harm our business. In addition, we cannot assure you that there will not be disruptions in Internet services beyond our control or that of our third party vendors. Any such disruptions could harm our business.

Security Risks and Concerns May Deter the Use of the Internet for Conducting Electronic Commerce.

  A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems or those of other web sites to protect proprietary information. If any well-publicized compromises of security were to occur, it could have the effect of substantially reducing the use of the Internet for commerce and communications. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our customers or other third parties, which could disrupt or make it inaccessible to customers. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. To the extent that our activities may involve the storage and transmission of proprietary information, security breaches could expose us to a risk of loss or litigation and possible liability. Our security measures may be inadequate to prevent security breaches, and our business would be harmed if we do not prevent them

We Face Risks Related to Our New Business Areas.

  We have expanded in recent periods into a number of new business areas to foster long-term growth including international operations, strategic alliances and our Internet Initiative. These areas are relatively new to our product development and sales personnel. New business areas require significant management time and resources prior to generating significant revenues and may divert management from our core business. There is no assurance that we will compete effectively or will generate significant revenues in these areas. The success of our Internet Initiative, in particular, is difficult to predict because it represents a new area of business for our entire industry. Additionally, to help manage our growth, we will need to continually improve our operational, financial, management and information systems and controls.

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

We Must Continue to Introduce New Products and Product Enhancements.

  The market for our products is characterized by rapid technological change, changes in customer demands and evolving industry standards. As a result, our future success will continue to depend upon our ability to develop new products or product enhancements that address the future needs of our target markets and to respond to these changing standards and practices. We may not be successful in developing, introducing and marketing new products or product enhancements on a timely and cost effective basis, or at all, and our new products and product enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. Delays in the commencement of commercial shipments of new products or enhancements may result in client dissatisfaction and delay or loss of product revenues. If we are unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or client requirements, or if new products or new versions of existing products do not achieve market acceptance, our business would be seriously harmed. In addition, our ability to develop new products and product enhancements is dependent upon the products of other software vendors, including certain system software vendors, such as Microsoft Corporation, database vendors and development tool vendors. If the products of such vendors have design defects or flaws, or if such products are unexpectedly delayed in their introduction, our business could be seriously harmed. Software products as complex as those offered by us may contain undetected defects or errors when first introduced or as new versions are released. Although we have not experienced adverse effects resulting from any software errors, we cannot assure you that, despite testing by us and our clients, defects or errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could seriously harm our business.

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

o poor performance of major financial markets; and

o increasing competition.

The above factors may, in turn, give rise to a number of market trends that may slow revenue growth across the industry, including:

o longer sales cycles;

o deferral or delay of information technology projects and generally reduced expenditures for software and related services; and

o increased price competition.

  Although we do not believe these factors have impacted our revenues to date, if the current economic slowdown continues the presence of these factors in the market for large management software systems could adversely affect our business and results of operations.

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

We Face Challenges in Expanding Our International Operations.

  We market and sell our products in the United States and, to a lesser extent, internationally. We have established a subsidiary located in Australia to market and license our products in Australia. In addition, we entered into a distributor relationship in 1999 with Advent Europe, an independent distributor of our products in selected European markets. In order to further expand our international operations, we would need to continue to establish additional facilities, acquire other businesses or enter into additional distribution relationships in other parts of the world. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. We cannot be certain that our investments in establishing facilities in other countries will produce desired levels of revenue. We currently have limited experience in developing localized versions of our products and marketing and distributing our products internationally. In addition, international operations are subject to other inherent risks, including:

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

o Potentially adverse tax consequences; and

o Political and economic instability.

     Our international revenues are generally denominated in U.S. dollars, with the exception of our subsidiary, Advent Australia Pty., Ltd. ("Advent Australia"). The revenues, expenses, assets and liabilities of our subsidiary, Advent Australia, are primarily denominated in Australian dollars. We have not historically undertaken foreign exchange hedging transactions to cover potential foreign currency exposure. Future fluctuations in currency exchange rates may adversely affect revenues from international sales and the U.S. dollar value of Advent Australia's revenues, expenses, assets and liabilities. Undetected Software Errors or Failures Found in New Products May Result in Loss of or Delay in Market Acceptance of Our Products That Could Seriously Harm Our Business.

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

If We Are Unable to Protect Our Intellectual Property We May Be Subject to Increased Competition That Could Seriously Harm Our Business.

  Our success depends significantly upon our proprietary technology. We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We have registered trademarks for many of our products and services and will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees and with our resellers and customers. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite these efforts, it may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use our proprietary information. We do not have any patents, and existing copyright laws afford only limited protection. In addition, we cannot be certain that others will not develop substantially equivalent or superseding proprietary technology, or that equivalent products will not be marketed in competition with our products, thereby substantially reducing the value of our proprietary rights. We cannot assure you that we will develop proprietary products or technologies that are patentable, that any patent, if issued, would provide us with any competitive advantages or would not be challenged by third parties, or that the patents of others will not adversely affect our ability to do business.

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

We Must Retain Key Employees and Recruit Qualified Technical and Sales
Personnel.

  We believe that our success will depend on the continued employment of our senior management and key technical personnel, (none of whom has an employment agreement with us). Additionally, our continued success depends, in part, on our ability to identify, attract, motivate and retain qualified technical, and sales and other personnel. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, backgrounds and industry experience. Competition for qualified engineers, particularly in Northern California and the San Francisco Bay Area, is intense. The loss of the services of a significant number of our engineers or sales people could be disruptive to our development efforts or business relationships and could seriously harm our business.

Business Interruptions Could Adversely Affect Our Business.

    Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. Our facilities in California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power. Although we do have a backup generator, which we would be able to utilize to maintain critical functionalities, in the event these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities. In connection with the shortage of available power, prices for electricity have risen dramatically, and will likely continue to increase for the foreseeable future. Such price changes will increase our operating costs, which could in turn hurt our profitability.

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Much of our revenue and capital spending is transacted in U.S. dollars. However, since the formation of Advent Australia whose revenues and capital spending are transacted in Australian dollars we have greater exposure to foreign currency fluctuations. Results of operations from Advent Australia are not material to our operating results; therefore, we believe that foreign currency exchange rates should not materially adversely affect our overall financial position, results of operations or cash flows. We believe that the fair value of our investment portfolio or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our investment portfolio. However, immediate sharp increases in interest rates could have a material adverse affect on the fair value of our investment portfolio. Conversely, immediate sharp declines in interest rates could seriously harm interest earnings of our investment portfolio.

  The table below presents principal amounts by expected maturity (in U.S. dollars) and related weighted average interest rates by year of maturity for our investment portfolio.


                      Estimated Fair Value at December 31,

                                                        2001             2002      Thereafter      Total


Federal Instruments                                        $ 11,350        $ 7,000        $ -         $ 18,350
Weighted Average Interest Rate                                 6.63           6.90                        6.73

Commercial Paper & Short-term obligations                    59,375                                     59,375
Weighted Average Interest Rate                                 6.00                                       6.00

Corporate Notes & Bonds                                         584                                        584
Weighted Average Interest Rate                                 6.13                                       6.13

Municipal Notes & Bonds                                      42,575         10,450                      53,025
Weighted Average Interest Rate                                 6.61           5.60                        6.41
                                                 --------------------------------------------------------------

Total Portfolio, excluding equity securities              $ 113,884       $ 17,450        $ -        $ 131,334



  At December 31, 2000, cash, cash equivalents and short-term marketable securities totaled approximately $152 million, which is comprised of the $131 million in our investment portfolio presented above and $21 million in cash and cash equivalents.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          (1) Financial Statements.

               The  following  financial  statements of Advent and the Report of
             Independent Accountants are incorporated by reference to page 34 through 51 of Advent's 2000 Annual Report to Stockholders:

                 Consolidated Balance Sheets - December 31, 2000 and 1999

                 Consolidated Statements of Income and Comprehensive Income - Years Ended December 31, 2000, 1999 and 1998

                 Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2000, 1999 and 1998

                 Consolidated Statements of Cash Flows - Years Ended December 31, 2000, 1999 and 1998

                 Notes to Consolidated Financial Statements

                 Report of Independent Accountants


         (2) Financial Statement Schedule.

                The  following  financial  statement  schedule of Advent for the years ended December 31, 2000, 1999 and 1998 is filed as part of this Form 10-K and should be read in conjunction with Advent's Consolidated Financial Statements.

                  Report of Independent Accountants                          S-1

                  Schedule II - Valuation and Qualifying Accounts            S-2

                Schedules  not listed above have been  omitted  because they are not applicable or are not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

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

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item relating to our directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act") is included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in our Proxy Statement for the 2001 Annual Meeting of Stockholders and is incorporated by reference. The information required by this item relating to our executive officers and key employees is included under the caption "Executive Officers of the Registrant" under Item 4 in Part I of this Form 10-K.

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

(a)   The following documents are filed as a part of this Form 10-K:

1.    Consolidated Financial Statements required to be filed by
      Item 8 of Form 10-K. See the list of Financial Statements contained in Item 8 of this Report.

2.    Financial Statement Schedule required to be filed by Item
      8 of Form  10-K.  See the  list  of  Financial  Statement
      Schedule contained in Item 8 of this Report.

3.    Exhibits.

      The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit
Number   Description of Document

3.1      Second Amended and Restated Certificate of Incorporation of Registrant.
3.2***   Amended and Restated Bylaws of Registrant.
4.1+     Specimen Common Stock Certificate of Registrant.
10.1+    Form of Indemnification Agreement for Executive Officers and Directors.
10.2++   1992 Stock Plan, as amended.
10.3+    1993 Profit Sharing & Employee Savings Plan, as amended.
10.4+    1995 Employee Stock Purchase Plan.
10.5+++  1995 Director Option Plan.
10.6+    Full Service  Office Lease dated April 14, 1992,
         as amended,  between  Brannan Street  Properties
         and Advent for facilities located at 301 Brannan
         in San Francisco, California.
10.7+ Severance Agreement between Advent and Peter M. Caswell dated December 10, 1993.
10.8+*   Agreement  between Advent and  Interactive  Data
         Corporation dated January 1, 1995.
10.9** Office Lease dated August 1, 1998, between SOMA Partners, L.P. and Advent for facilities located at 301 Brannan in San Francisco, California.
10.10*** Office  Lease dated July 22,  1999,  between 405
         Lexington,  L.L.C.  and  Advent  for  facilities
         located  at 666 Third  Avenue  in New York,  New
         York.
13.1 Selected Portions of Advent Software, Inc.'s 2000 Annual Report to Stockholders.
21.1     Subsidiaries of Advent.
23.1     Consent of PricewaterhouseCoopers LLP, Independent Accountants.
24.1     Power of Attorney (included on page 18 of this Form 10-K).
--------------
+        Incorporated by reference to the exhibit filed with
         Advent's registration  statement filed on Form SB-2
         (commission  file  number  33-97912-LA),   declared
         effective on November 15, 1995
++ Incorporated by reference to the exhibit filed with Advent's registration statement filed on Form S-8 on May 28, 1999.
+++ Incorporated by reference to the exhibit filed with Advent's registration statement filed on Form S-8 on August 11, 2000.
* Confidential treatment requested as to certain portions of this exhibit.
** Incorporated by reference to Advent's Annual Report on Form 10-K for the year ended December 31, 1998.
*** Incorporated by reference to Advent's Annual Report on Form 10-K for the year ended December 31, 1999.

(b) Reports on Form 8-K

             None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of March, 2001.

                                ADVENT SOFTWARE, INC.

                                By: /s/ Peter M. Caswell
                                ------------------------
                                Peter M. Caswell
                                Chief Executive Officer,
                                President and Director

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

Signature                          Title                       Date
------------------------  -----------------------------------  -----------------

/s/ Peter M. Caswell      Chief Executive Officer, President   March 12, 2001
--------------------
Peter M. Caswell          and Director
                          (Principal Executive Officer)

/s/ Irv H. Lichtenwald    Executive Vice President, Chief      March 12, 2001
----------------------
Irv H. Lichtenwald        Financial Officer and Secretary
                          (Principal Financial Officer)

/s/ Patricia Voll         Vice President, Finance              March 12, 2001
------------------
Patricia Voll             (Principal Accounting Officer)

/s/ Stephanie G. DiMarco  Chairman of the Board and            March 12, 2001
------------------------
Stephanie G. DiMarco      Director

/s/ Frank H. Robinson     Director                             March 12, 2001
---------------------
Frank H. Robinson

/s/ Wendell G. Van Auken  Director                             March 12, 2001
------------------------
Wendell G. Van Auken

/s/ William F. Zuendt     Director                             March 12, 2001
---------------------
William F. Zuendt

/s/ Monte Zweben          Director                             March 12, 2001
----------------
Monte Zweben

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Advent Software, Inc.

Our audits of the consolidated financial statements referred to in our report dated January 19, 2001 appearing on page 51 of the 2000 Annual Report to Shareholders of Advent Software, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

San Francisco, California
January 19, 2001, except for the matters discussed in Note 9, as to which the date is March 5, 2001.

                                                                     Schedule II

                              ADVENT SOFTWARE, INC

                        VALUATION AND QUALIFYING ACCOUNTS
              for the years ended December 31, 1998, 1999, and 2000


                                                           Additions
                                           Balance at      Charged       Charged                     Balance at
                                           Beginning          To        to Other                       End of
              Description                  of Period       Expense      Accounts      Deductions       Period
---------------------------------------- --------------- ------------- ------------  -------------- -------------
Allowance for doubtful accounts:
                 1998                        $  265,000     $ 471,000      --           $ 374,000      $  362,000
                 1999                        $  362,000    $1,130,000      --           $ 776,000      $  716,000
                 2000                        $  716,000    $1,154,000      --           $ 907,000      $  963,000


                                                         Additions
                                           Balance at      Charged       Charged                     Balance at
                                           Beginning          To        to Other                       End of
              Description                  of Period       Expense      Accounts      Deductions       Period
---------------------------------------- --------------- ------------- ------------  -------------  -------------
Allowance for returns:
                 1998                        $  222,000    $1,756,000      --           $1,421,000     $  557,000
                 1999                        $  557,000    $1,890,000      --           $1,550,000     $  897,000
                 2000                        $  897,000    $1,493,000      --           $1,210,000     $1,180,000