Form 10-Q
period 2001-03-31
ADVENT SOFTWARE INC /DE/
filed 2001-05-14
CIK 1002225

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

                                       or

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

                                 Yes [X] No [ ]

     The number of shares of the Registrant's Common Stock outstanding as of April 30, 2001 was 30,876,720.

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

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

                              ADVENT SOFTWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  March 31,     December 31,
                                                       2001             2000
-----------------------------------------------------------------------------
(in thousands)                                     (unaudited)      (audited)

                                     ASSETS
Current assets:
   Cash, cash equivalents and short-term
     marketable securities                        $ 154,883        $ 152,432
   Accounts receivable, net                          36,617           35,710
   Prepaid expenses and other                         6,180            4,462
   Deferred income taxes                              3,259            3,259
                                               -------------   --------------
      Total current assets                          200,939          195,863
                                               -------------   --------------
Fixed assets, net                                    23,238           22,351
Other assets, net                                    38,535           27,487
                                               -------------   --------------
      Total assets                                $ 262,712        $ 245,701
                                               =============   ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                  $  451           $  855
   Accrued liabilities                               10,892           10,224
   Deferred revenues                                 22,437           21,078
   Income taxes payable                               3,575            2,712
                                               -------------   --------------
      Total current liabilities                      37,355           34,869
                                               -------------   --------------
Long-term liabilities:
   Other liabilities                                  1,385            1,231
                                               -------------   --------------
      Total liabilities                              38,740           36,100
                                               -------------   --------------
Stockholders' equity:
   Common stock                                         308              305
   Additional paid-in capital                       162,331          154,070
   Retained earnings                                 61,194           55,156
   Cumulative other comprehensive income                139               70
                                               -------------   --------------
      Total stockholders' equity                    223,972          209,601
                                               -------------   --------------
      Total liabilities and stockholders'
       equity                                     $ 262,712        $ 245,701
                                               =============   ==============

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ADVENT SOFTWARE, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                             2001        2000
------------------------------------------------------------------------------
(in thousands, except per share data)                          (unaudited)

Revenues:
   License and development fees                          $ 17,086    $ 13,103
   Maintenance and other recurring                         14,938      10,883
   Professional services and other                          4,668       3,623
                                                        ----------  ----------
      Net revenues                                         36,692      27,609
                                                        ----------  ----------
Cost of revenues:
   License and development fees                             1,500       1,185
   Maintenance and other recurring                          3,881       3,111
   Professional services and other                          1,572       1,260
                                                        ----------  ----------
      Total cost of revenues                                6,953       5,556
                                                        ----------  ----------
        Gross margin                                       29,739      22,053
                                                        ----------  ----------
Operating expenses:
   Sales and marketing                                     12,088       9,239
   Product development                                      5,926       4,924
   General and administrative                               3,529       2,935
   Amortization of intangibles                                665         382
                                                        ----------  ----------
      Total operating expenses                             22,208      17,480
                                                        ----------  ----------
        Income from operations                              7,531       4,573
   Interest and other income, net                           1,617       1,360
                                                        ----------  ----------
        Income before income taxes                          9,148       5,933
   Provision for income taxes                               3,110       2,017
                                                        ----------  ----------
        Net income                                        $ 6,038     $ 3,916
                                                        ----------  ----------

Other comprehensive income, net of tax
        Unrealized gain on marketable securities            $ 128         $ -
        Foreign currency translations adjustment              (59)        (40)
                                                        ----------  ----------
        Comprehensive income                              $ 6,107     $ 3,876
                                                        ==========  ==========

NET INCOME PER SHARE DATA
Diluted
Net income per share                                       $ 0.18      $ 0.12
Shares used in per share calculations                      34,161      33,773

Basic
Net income per share                                       $ 0.20      $ 0.13
Shares used in per share calculations                      30,702      29,451

------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ADVENT SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                               2001        2000
--------------------------------------------------------------------------------
(in thousands)                                                    (unaudited)

Cash flows from operating activities:
   Net income                                               $ 6,038     $ 3,916
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Non-cash stock compensation                                37           -
      Loss on disposal of asset                                  17          10
      Depreciation and amortization                           1,965       1,388
      Provision for doubtful accounts                         1,587         689
      Deferred rent                                             154          92
       Cash provided by (used in) operating assets
       and liabilities:
        Accounts receivable                                  (2,533)     (1,788)
        Prepaid and other current assets                     (1,719)        146
        Accounts payable                                       (402)       (119)
        Accrued liabilities                                     698       1,099
        Deferred revenues                                     1,371         739
        Income taxes payable                                    827      (1,289)
                                                          -----------  ---------
           Net cash provided by operating activities          8,040       4,883
                                                          -----------  ---------
Cash flows from investing activities:
   Acquisition of fixed assets                               (2,227)     (3,921)
   Net cash used in acquisition of Rex Development
     Partners, L.P.                                          (8,455)          -
   Deposits and other                                        (3,130)        145
                                                          -----------  ---------
           Net cash used in investing activities            (13,812)     (3,776)
                                                          -----------  ---------
Cash flows from financing activities:
   Proceeds from issuance of common stock                     3,228       3,134
   Proceeds from issuance of warrants                         5,000           -
                                                          -----------  ---------
           Net cash provided by financing activities          8,228       3,134
                                                          -----------  ---------
   Effect of exchange rate changes on cash, cash
     equivalents and short-term marketable securities            (5)         (8)
                                                          -----------  ---------
Net increase in cash, cash equivalents and short-term
  marketable securities                                       2,451       4,233
Cash, cash equivalents and short-term marketable
  securities at beginning of period                         152,432     119,126
                                                          -----------  ---------
Cash, cash equivalents and short-term marketable
  securities at end of period                             $ 154,883   $ 123,359
                                                          ===========  =========

Supplemental disclosure of cash flow information:
   Cash paid for income taxes                              $  2,204    $  3,247
   Unrealized gain on marketable securities                     128           0

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

     We prepared the condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. We recommend that these interim financial statements be read in conjunction with the audited financial statements and related notes included in our 2000 Annual Report on Form 10-K filed with the SEC. Interim results are not necessarily indicative of the results to be expected for the full year.

     In our opinion, the condensed consolidated financial statements include all adjustments necessary to present fairly the financial position and results of operations for each interim period shown.

2. NET INCOME PER SHARE

Three Months Ended March 31,                                                2001          2000
-----------------------------------------------------------------------------------------------
(in thousands, except per share data)

Net income                                                               $ 6,038      $  3,916
Reconciliation of shares used in basic and diluted
per share calculations

Diluted
Weighted average common shares outstanding                                30,702        29,451
Dilutive effect of stock options and warrants                              3,459         4,322
                                                                -----------------  ------------
Shares used in diluted net income per share calculation                   34,161        33,773
                                                                =================  ============
Diluted net income per share                                              $ 0.18        $ 0.12
                                                                =================  ============

Basic
Weighted average common shares outstanding                                30,702        29,451
                                                                -----------------  ------------
Basic net income per share                                                $ 0.20        $ 0.13
                                                                =================  ============

Options and warrants outstanding at March 31, 2001 and
   2000 not included in computation of diluted EPS
   because the exercise price was greater than the
   average market price                                                    1,001             -

Exercise price of options and warrants not used in
   diluted EPS calculation                                      $45.375 - 60.375           $ -
                                                                -----------------  ------------


3. ACQUISITION

     On January 31, 2001, we acquired all outstanding capital stock of Rex Development Partners, L.P., a limited partnership, for approximately $8.5 million in cash. This business combination was accounted for as a purchase and the results of operations are included in our financial statements beginning on the acquisition date. As a result, acquired technology of $8.5 million was recorded in connection with this transaction and is being amortized over its estimated useful life of five years.

4. WARRANTS

     On March 23, 2001, we issued warrants to purchase a total of 191,644 shares of Advent Common Stock. These warrants were issued for cash compensation of $5 million, which was the estimated Black-Scholes fair value. These warrants have an exercise price of $45.375 per share, are immediately exercisable, and expire on March 23, 2006.

5. SUBSEQUENT EVENT

     On April 16, 2001, we acquired NPO Solutions, a provider of integrated computer software solutions for nonprofit organizations, through our wholly-owned subsidiary MicroEdge, Inc. NPO Solutions is a privately held company based in Loudon, New Hampshire. We paid approximately $6.5 million for all the shares of NPO Solutions, with an additional $1.5 million to potentially be distributed to NPO stockholders if NPO meets certain milestones. This business combination will be accounted for as a purchase.

     In April 2001, we joined with Accenture, Microsoft, Inc., Compaq Computer Corp., and the Bank of New York to create Encompys, an independent company that will develop an Internet-based straight-through-processing solution for the global asset management community. We invested $8.8 million to help form this new business venture, which will be carried at the lower of cost or net realizable value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     You should read the following discussion in conjunction with our consolidated financial statements and related notes. Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated product offerings, gross margins and operating costs and expenses. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Risk Factors and Forward-Looking Statements" and elsewhere in this document as well as other information set forth in our Form 10-K for the year ended December 31, 2000, and other documents we file from time to time with the Securities and Exchange Commission.

ACQUISITION

     On January 31, 2001, we acquired all outstanding capital stock of Rex Development Partners, L.P., a limited partnership, for approximately $8.5 million in cash. This business combination was accounted for as a purchase and the results of operations are included in our financial statements beginning on the acquisition date. As a result, acquired technology of $8.5 million was recorded in connection with this transaction and is being amortized over its estimated useful life of five years.

STOCK BUY-BACK PLAN

     In March 2001, Advent's Board of Directors authorized the repurchase of up to one million shares of outstanding Common Stock. The purchases may be made, from time to time, on the open market or in privately negotiated transactions and will be funded from available working capital. The repurchase program will allow us to help manage the dilution of our shares as we grow and expand.

RESULTS OF OPERATIONS

     Net Revenues. Our net revenues for the first quarter of 2001 increased 33% to $36.7 million, compared with net revenues of $27.6 million for the same period in 2000, reflecting increases in each component of net revenues. License revenue and development fees for the first quarter of 2001 increased 30% to $17.1 million compared with license revenue and development fees of $13.1 million for the first quarter of 2000. The increase in license and development fees was primarily due to increased demand for the Advent Office suite and increased demand for our Geneva software. Maintenance and other recurring revenue for the first quarter of 2001 increased 37% to $14.9 million, compared with maintenance and other recurring revenue of $10.9 million for the first quarter of 2000. The increase was due primarily to a larger client base and higher average maintenance fees. Higher average maintenance fees are primarily due to clients selecting more components for a full feature, multi-product solution and clients expanding the number of users and sites licensing our software. In addition, increased demand for implementation management support and revenues from newly acquired Rex contributed to the increase in maintenance and other recurring revenues. Professional services and other revenue for the first quarter of 2001 increased 29% to $4.7 million, compared with professional services and other revenue of $3.6 million for the first quarter of 2000. The increase was primarily due to higher product sales activity, which increased demand for our consulting services and higher consulting fees from increasingly larger implementations at larger financial institutions.

     Cost of Revenues. Our cost of revenues for the first quarter of 2001 increased 25% to $7.0 million, compared with cost of revenues of $5.6 million for the first quarter of 2000. Cost of revenues as a percentage of net revenues decreased to 19% from 20% for the three months ended March 31, 2001 and 2000. Cost of license and development fees increased 27% to $1.5 million in the first quarter of 2001 from $1.2 million in the first quarter of 2000. The increase in cost of license and development fees is directly related to the increase in license and development fees revenue. Cost of license and development fees as a percentage of the related revenues remained relatively stable at 9% for the first quarter of 2001 and 2000. Cost of maintenance and other recurring revenues increased 25% to $3.9 million for the first quarter of 2001 from $3.1 million for the first quarter of 2000. This increase was due to additional staffing required to support a larger customer base and more larger implementations as well as increased royalties paid to third party subscription-based and transaction-based vendors. Cost of maintenance and other recurring revenues as a percentage of the related revenues decreased to 26% in the first quarter of 2001 from 29% in the first quarter of 2000. The decrease was primarily due to economies of scale associated with absorbing personnel and related costs over a larger maintenance revenue base and to a lesser extent, new recurring revenues from our Alliance partners. Cost of professional services and other revenue increased 25% to $1.6 million for the first quarter of 2001, compared with $1.3 million for the same period in 2000. The increase was primarily due to increased personnel and related costs necessary to provide services to an expanded installed base. Cost of professional services and other revenue as a percentage of the related revenues decreased to 34% in the first quarter of 2001 from 35% in the first quarter of 2000. Cost of professional services as a percentage of related revenues decreased primarily due to higher utilization of personnel and economies of scale associated with absorbing fixed costs over a larger revenue base.

     Sales and Marketing. Our sales and marketing expenses for the first quarter of 2001 increased 31% to $12.1 million, compared with sales and marketing expenses of $9.2 million for the first quarter of 2000. The increase in expense for the three months ended March 31, 2001 was primarily due to an increase in sales and marketing personnel and increased sales and marketing in our core markets as well as in our efforts towards our Internet initiatives, including Advent TrustedNetwork. Sales and marketing expenses as a percentage of net revenues remained relatively stable at 33% in the first quarter of 2001 compared to the first quarter of 2000.

     Product Development. Our product development expenses for the first quarter of 2001 increased 20% to $5.9 million, compared with product development expenses of $4.9 million for the first quarter of 2000. Product development expenses increased primarily due to a growth in personnel as we increased our product development efforts to accelerate the rate of product enhancements and new product introductions. Product development expenses as a percentage of net revenues decreased to 16% from 18% for the first quarter of 2001 compared to the first quarter of 2000. The decrease was primarily due to revenues increasing at a faster rate than expenses.

     General and Administrative. Our general and administrative expenses for the first quarter of 2001 increased 20% to $3.5 million, compared with general and administrative expenses of $2.9 million for the first quarter of 2000. The increase was due to increased number of personnel and related costs to support our growth. General and administrative expenses as a percentage of net revenues decreased to 10% in the first quarter of 2001, compared with 11% in the first quarter of 2000. The decrease was primarily due to economies of scale as we are targeting efficiencies within this area of our business.

     Interest and Other Income, Net. Interest and other income, net was approximately $1.6 million in the first quarter of 2001, compared with $1.4 million in the first quarter of 2000, reflecting an increase of 19%. The increase was primarily due to greater balances available for investments.

     Provision for Income Taxes. For the three months ended March 31, 2001 we recorded a tax provision of $3.1 million based on our pretax income using an effective tax rate of 34%, which is our anticipated effective tax rate for the fiscal year 2001. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved. We had an effective tax rate of 34% for fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash, cash equivalents and short-term marketable securities at March 31, 2001 were $154.9 million, increasing by $2.5 million from $152.4 million at December 31, 2000. The increase was due to $8.0 million provided by operating activities and $8.2 million provided by financing activities offset by $13.8 million used in investing activities.

     The net cash provided from operating activities for the first quarter 2001 was primarily due to net income and increases in accrued liabilities and deferred revenues offset by increases in accounts receivable and prepaid and other assets. Financing activities provided $8.2 million for the first quarter 2001, primarily due to proceeds from the issuance of stock warrants and the exercise of stock options. Net cash used in investing activities of $13.8 million for the first quarter was related primarily to the $8.5 million acquisition of Rex Development Partners, L.P. Also attributing to net cash used in investing activities is $4.0 million invested in several strategic partners to bring future new products and services to our clients.

     At March 31, 2001, we had $163.6 million in working capital. We currently have no significant capital commitments other than commitments under our operating leases. We believe that our available sources of funds and anticipated cash flows from operations will be adequate to finance current operations and anticipated capital expenditures through at least fiscal 2001.

     Subsequent to March 31, 2001, we acquired all the outstanding capital stock of NPO Solutions for approximately $6.5 million in cash. Also, we invested $8.8 million in Encompys, a newly formed independent company that will develop an Internet-based straight-through-processing solution for the global asset management community.

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

WE ARE CONTINUING TO EXPAND OUR INTERNET INITIATIVE.

     To take advantage of the Internet, we are continuing to expand an Internet Initiative under which we are developing services, both announced and unannounced, to bring Internet-based products and services to clients. The first of these services, Rex, was launched during the second quarter of 1997. The second service, Advent Browser Reporting, was launched in the third quarter of 1998. During 2000 we announced a number of new products and services which take advantage of Internet technology, including Advent TrustedNetwork, MyAdvent, eActions(TM) (through our Hub Data subsidiary), Internet-enabled enhancements to Gifts for Windows (through our MicroEdge subsidiary) and Advent Outsource, a service that delivers Advent Office functionality through an ASP model. This year we introduced Advent INX, our newest component of Advent Office, which enables investment managers to present portfolio data on websites designed specifically for their clients. As we develop new products and services under our Internet Initiative, we have and will continue to enter into development agreements with information providers, clients or other companies in order to accelerate the delivery of new products and services. We may not be successful in marketing our Internet services or in developing other Internet services. Our failure to do so could seriously harm our business. In addition, we cannot assure you that there will not be disruptions in Internet services beyond our control or that of our third party vendors. Any such disruptions could harm our business.

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

WE FACE RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS OR DIVESTITURES.

     We may acquire or make investments in complementary companies, products or technologies such as our acquisition of NPO Solutions or the investment in Encompys. In addition, we continually evaluate the performance of all our products and product lines and may sell or discontinue current products or product lines. If we buy a company, we could have difficulty in integrating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in assimilating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. In particular, NPO's employees are located in three locations, which could create a substantial logistical and administrative burden on us. Furthermore, we may have to incur debt, write-off software development costs or other assets, incur severance liabilities, amortize expenses related to goodwill and other intangible assets or issue equity securities to pay for any future acquisitions. The issuance of equity securities could dilute our existing stockholders' ownership.

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

BUSINESS INTERRUPTIONS COULD ADVERSELY AFFECT OUR BUSINESS.

     Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. Our facilities in California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power. Although we do have a backup generator, which we would be able to utilize to maintain critical functionality, in the event these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities. In connection with the shortage of available power, prices for electricity have risen dramatically, and will likely continue to increase for the foreseeable future. Such price changes will increase our operating costs, which could in turn hurt our profitability.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                                        Estimated Fair Value
                                                           at December 31,

                                                   2001          2002         2003      2004    2005   Thereafter     Total


Federal Instruments                                1,859,000    7,500,000      500,000                                 9,859,000
Weighted Average Interest Rate                          4.99         6.89         5.00                                      6.43

Commercial Paper & Short-term obligations         56,925,000      500,000                                             57,425,000
Weighted Average Interest Rate                          5.12         5.37                                                   5.17

Corporate Notes & Bonds                            1,500,000    5,584,000    1,500,000                                 8,584,000
Weighted Average Interest Rate                          8.33         6.10         6.50                                      6.56

Municipal Notes & Bonds                           33,050,000   10,425,000    1,000,000                                44,475,000
Weighted Average Interest Rate                          4.46         5.42         5.00                                      4.70
                                               ----------------------------------------------------------------------------------

Total Portfolio, excluding equity securities     $93,334,000   24,009,000    3,000,000       -       -          -   $120,343,000


     At March 31, 2001, cash, cash equivalents and short-term marketable securities totaled approximately $154.9 million, which is comprised of the $120.3 million in our investment portfolio presented above, $34.6 million in other cash and cash equivalents.

     We also invested in numerous privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     From time to time we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

ITEM 2. CHANGES IN SECURITIES

     Stock Warrants

     On March 23, 2001, we issued warrants to purchase a total of 191,644 shares of Advent Common Stock. These warrants were issued for cash compensation of $5 million, which was the estimated Black-Scholes fair value. These warrants have an exercise price of $45.375 per share, are immediately exercisable, and expire on March 23, 2006. Advent relied upon the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended, for such issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERs

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

             None.

        (b) Reports on Form 8-K

             None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ADVENT SOFTWARE, INC.


Dated: May 11, 2001                           By: /s/    IRV H. LICHTENWALD
                                                 --------------------------
                                                        Irv H. Lichtenwald
                                                     Executive Vice President,
                                                      Chief Financial Officer
                                                           and Secretary
                                                   (Principal Financial Officer)


Dated: May 11, 2001                           By: /s/        PATRICIA VOLL
                                                 -------------------------
                                                          Patricia Voll
                                                    Vice President of Finance
                                                  (Principal Accounting Officer)