Form 10-Q
period 2001-06-30
ADVENT SOFTWARE INC /DE/
filed 2001-08-14
CIK 1002225

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2001

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number:       0-26994

ADVENT SOFTWARE, INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-2901952
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

301 Brannan Street, San Francisco, California 94107
(Address of principal executive offices and zip code)

(415) 543-7696
(Registrant’s telephone number, including area code)

             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes☒   No☐

             The number of shares of the Registrant’s Common Stock outstanding as of July 31, 2001 was 31,481,505.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVENT SOFTWARE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2001		December 31, 2000

(in thousands)	(unaudited	)	(audited	)

ASSETS
Current assets:
Cash and cash equivalents	$93,817		$96,987
Short-term marketable securities	65,867		55,445
Accounts receivable, net	37,445		35,710
Prepaid expenses and other	7,267		4,462
Deferred income taxes	3,259		3,259

Total current assets	207,655		195,863

Fixed assets, net	23,659		22,351
Other assets, net	52,773		27,487

Total assets	$284,087		$245,701

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,061		$855
Accrued liabilities	9,330		10,224
Deferred revenues	24,000		21,078
Income taxes payable	8,269		2,712

Total current liabilities	42,660		34,869

Long-term liabilities:
Other liabilities	1,536		1,231

Total liabilities	44,196		36,100

Stockholders' equity:
Common stock	314		305
Additional paid-in capital	170,149		154,070
Retained earnings	69,398		55,156
Cumulative other comprehensive income	30		70

Total stockholders' equity	239,891		209,601

Total liabilities and stockholders' equity	$284,087		$245,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

(in thousands, except per share data)	(unaudited)		(unaudited)

Revenues:
License and development fees	$20,596	$15,375	$37,682	$28,478
Maintenance and other recurring	16,337	12,338	31,275	23,221
Professional services and other	5,003	4,964	9,671	8,587

Net revenues	41,936	32,677	78,628	60,286

Cost of revenues:
License and development fees	1,642	1,273	3,142	2,458
Maintenance and other recurring	4,101	3,259	7,982	6,369
Professional services and other	1,549	1,541	3,121	2,801

Total cost of revenues	7,292	6,073	14,245	11,628

Gross margin	34,644	26,604	64,383	48,658

Operating expenses:
Sales and marketing	12,903	10,494	24,991	19,733
Product development	6,205	5,561	12,131	10,485
General and administrative	3,362	2,976	6,891	5,911
Amortization of intangibles	1,390	382	2,055	764

Total operating expenses	23,860	19,413	46,068	36,893

Income from operations	10,784	7,191	18,315	11,765
Interest and other income, net	1,645	1,604	3,262	2,964

Income before income taxes	12,429	8,795	21,577	14,729
Provision for income taxes	4,225	2,990	7,335	5,008

Net income	$8,204	$5,805	$14,242	$9,721

Other comprehensive income, net of tax
Unrealized loss on marketable securities	(139)	0	(11)	0
Foreign currency translations adjustment	30	(46)	(29)	(86)

Comprehensive income	$8,095	$5,759	$14,202	$9,635

NET INCOME PER SHARE DATA Diluted
Net income per share	$0.24	$0.17	$0.41	$0.29
Shares used in per share calculations	34,719	34,103	34,437	33,948

Basic
Net income per share	$0.26	$0.19	$0.46	$0.33
Shares used in per share calculations	31,160	29,882	30,931	29,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2001	2000

(in thousands)	(unaudited )

Cash flows from operating activities:
Net income	$14,242	$9,721
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash stock compensation	74	-
Loss on disposal of assets	23	10
Depreciation and amortization	4,653	2,933
Provision for doubtful accounts	2,362	955
Deferred rent	305	149
Cash provided by (used in) operating assets and liabilities:
Accounts receivable	(3,765)	(2,900)
Prepaid and other current assets	(2,549)	86
Accounts payable	71	751
Accrued liabilities	(929)	377
Deferred revenues	940	2,070
Income taxes payable	5,540	1,654

Net cash provided by operating activities	20,967	15,806

Cash flows from investing activities:
Acquisition of fixed assets	(3,724)	(6,622)
Purchases of other investments	(12,304)	-
Net cash used in acquisition of NPO Solutions, Inc.	(6,726)	-
Net cash used in acquisition of Rex Development Partners, L.P.	(8,455)	-
Purchases of short-term marketable securities	(31,278)	-
Sales of short-term marketable securities	20,845	-
Long-term prepaids	-	-
Long-term loan	-	-
Deposits and other	1,493	(1,394)

Net cash used in investing activities	(40,149)	(8,016)

Cash flows from financing activities:
Proceeds from issuance of common stock	11,013	7,092
Proceeds from issuance of warrants	5,000	-

Net cash provided by financing activities	16,013	7,092

Effect of exchange rate changes on cash and cash equivalents	(1)	(54)

Net increase in cash and cash equivalents	(3,170)	14,828
Cash and cash equivalents at beginning of period	96,987	64,315

Cash and cash equivalents at end of period	$93,817	$79,143

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,656	$3,256
Unrealized loss on marketable securities	$(11)	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

      The condensed consolidated financial statements include the accounts of Advent Software, Inc. (“Advent”) and its wholly-owned subsidiaries. We have eliminated all significant intercompany balances and transactions.

      We prepared the condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. We recommend that these interim financial statements be read in conjunction with the audited financial statements and related notes included in our 2000 Annual Report on Form 10-K filed with the SEC. Interim results are not necessarily indicative of the results to be expected for the full year.

      In our opinion, the condensed consolidated financial statements include all adjustments necessary to present fairly the financial position and results of operations for each interim period shown.

2.    Recent Accounting Pronouncements

      In July 2001, the FASB issued two Statements; Statement No. 141, Business Combinations (SFAS No. 141), and Statement No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 revises accounting treatment for business combinations requiring the use of purchase accounting and prohibiting the use of pooling–of–interests method for all business combinations initiated after June 30, 2001. SFAS No. 142 revises the accounting for goodwill and other intangible assets by not allowing amortization of goodwill and establishing accounting for impairment of goodwill and other intangible assets. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 which is the beginning of our fiscal year 2002. We have not yet evaluated the effects of these changes on our consolidated financial statements.

3.    Acquisitions and Investments

       On April 16, 2001, we acquired NPO Solutions, Inc. (“NPO”), a provider of integrated computer software solutions for nonprofit organizations, through our wholly-owned subsidiary MicroEdge, Inc.  NPO Solutions is a privately held company based in Loudon, New Hampshire. We paid approximately $6.5 million for all the shares of NPO Solutions, with an additional $1.5 million to potentially be distributed to NPO stockholders if NPO meets certain milestones. This business combination was accounted for as a purchase and is recorded in Other assets, net on our Condensed Consolidated Balance Sheet.

       In April 2001, we joined with Accenture, Microsoft, Inc., Compaq Computer Corp., and the Bank of New York to create Encompys, an independent company that is developing an Internet–based straight–through–processing solution for the global asset management community. We invested $8.8 million for an approximately 15% interest in this new venture, which has been accounted for using the cost method and is recorded in Other assets, net on our Condensed Consolidated Balance Sheet.

       On January 31, 2001, we acquired all outstanding capital stock of Rex Development Partners, L.P., a limited partnership, for approximately $8.5 million in cash. This business combination was accounted for as a purchase and the results of operations are included in our financial statements beginning on the acquisition date. As a result, acquired technology of $8.5 million was recorded in connection with this transaction and is being amortized over its estimated useful life of five years and is recorded in Other assets, net on our Condensed Consolidated Balance Sheet.

4.          Net Income Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for per share data)	2001	2000	2001	2000

Net income	$8,204	$5,805	$14,242	$9,721
Reconciliation of shares used in basic and diluted per share calculations

Diluted
Weighted average common shares outstanding	31,160	29,882	30,931	29,664
Dilutive effect of stock options	3,559	4,221	3,506	4,284

Shares used in diluted net income per share calculation	34,719	34,103	34,437	33,948

Diluted net income per share	$0.24	$0.17	$0.41	$0.29

Basic
Weighted average common shares outstanding	31,160	29,882	30,931	29,664

Shares used in basic net income per share calculation	31,160	29,882	30,931	29,664

Basic net income per share	$0.26	$0.19	$0.46	$0.33

Weighted Average Options and warrants outstanding at June 30, 2001 and 2000 not included in computation of diluted EPS because the exercise price was greater than the average market price	579	123	824	62

Price range of options not used in diluted EPS calculation	$56.88 - 60.38	$52.50	$52.50 - 60.38	$52.50

5.          Subsequent Events

             On July 27, 2001 we filed a registration statement with the Securities and Exchange Commission for the proposed public offering of 2,500,000 shares of common stock. The Company intends to sell 2,300,000 shares in the offering and the balance of shares will be sold by selling stockholders. The underwriters have an option to purchase up to an additional 375,000 shares of common stock from the Company solely to cover over-allotments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

             You should read the following discussion in conjunction with our consolidated financial statements and related notes. Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated product offerings, gross margins and operating costs and expenses. Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations“, “Risk Factors and Forward-Looking Statements” and elsewhere in this document as well as other information set forth in our Form S-3 filed July 27, 2001 and in our Form 10-K for the year ended December 31, 2000, and other documents we file from time to time with the Securities and Exchange Commission

Results of Operations

REVENUES

             Our net revenues are made up of three components: license and development fees, maintenance and other recurring, and professional services and other. Our net revenues for the second quarter ended of 2001 increased 28% to $41.9 million, compared with net revenues of $32.7 million for the same period in 2000. Net revenues for the six months ended June 30, 2001 increased 30% to $78.6 million, compared with net revenues of $60.3 million. These primarily reflect increases in license revenue and development fees as well as maintenance and other recurring revenue.

             License revenue and development fees.   License revenue and development fees for the second quarter of 2001 increased 34% to $20.6 million compared with license revenue and development fees of $15.4 million for the second quarter of 2000. License revenue and development fees for the six months ended June 30, 2001 increased 32% to $37.7 million, compared with $28.5 million from the same period last year. The increase in license revenue and development fees was primarily due to increased revenue from the Advent Office suite and Geneva product.

             Maintenance and other recurring revenue.  Maintenance and other recurring revenue for the second quarter of 2001 increased 32% to $16.3 million, compared with maintenance and other recurring revenue of $12.3 million for the second quarter of 2000.  Maintenance and other recurring revenue for the six months ended June 30, 2001 increased 35% to $31.3  million, compared with maintenance and other recurring revenue of $23.2 million for the same period last year. The increase was due primarily to a larger client base and higher average maintenance fees.  Higher average maintenance fees are primarily due to clients selecting more components for a full feature, multi-product solution and clients expanding the number of users and sites licensing our software.  Additionally, increased demand for pricing data from Hubdata and revenues from newly acquired Rex Development Partners, L.P. contributed to the increase in maintenance and other recurring revenues.

             Professional services and other revenue.  Professional services and other revenue remained relatively constant at $5.0 million for both the second quarters of 2000 and 2001.  Professional services and other revenue for the six months ended June 30, 2001 increased 13% to $9.7 million, compared with $8.6 million for the same period last year. The increase was primarily due to higher product sales activity, which increased demand for our consulting services and higher consulting fees from increasingly larger implementations at larger financial institutions partially offset by the use of distributors and independent consulting organizations, particularly in the second quarter of 2001.

COST OF REVENUES

             Our cost of revenues is made up of three components: cost of license and development fees, cost of maintenance and other recurring and cost of professional services and other. Our cost of revenues for the second quarter of 2001 increased 20% to $7.3 million, compared with cost of revenues of $6.1 million for the second quarter of 2000.  Cost of revenues for the six months ended June 30, 2001 increased 23% to $14.2 million, compared with $11.6 million for the same period last year. Cost of revenues as a percentage of net revenues decreased to 17% for the three months ended June 30, 2001 from 19% from the same period in 2000. Cost of revenues as a percentage of net revenues decreased to 18% for the six months ended June 30, 2001, compared with 19% for the same period last year.

             Cost of license and development fees.  Cost of license and development fees increased 29% to $1.6 million in the second quarter of 2001 from $1.3 million in the second quarter of 2000. Cost of license and development fees increased 28% to $3.1 million in the six months ended June 30, 2001, compared with $2.5 million in the same period last year. The increase in cost of license and development fees is directly related to the increase in license and development fees revenue. Cost of license and development fees as a percentage of the related revenues remained relatively stable at 8% for the second quarter of 2001 compared to the same period in 2000.  Cost of license and development fees as a percentage of the related revenues remained relatively stable at 8% and 9% for the six months ended June 30, 2001 and 2000, respectively.

             Cost of maintenance and other recurring revenues.  Cost of maintenance and other recurring revenues increased 26% to $4.1 million for the second quarter of 2001 from $3.3 million for the second quarter of 2000. Cost of maintenance and other recurring revenues increased 25% to $8.0 million for the six months ended June 30, 2001, compared with $6.4 million for the same period last year. This increase was due to additional staffing required to support a larger customer base and increased royalties paid to third party subscription-based and transaction-based vendors. Cost of maintenance and other recurring revenues as a percentage of the related revenues remained relatively stable at 25% and 26% for the second quarter 2001 and 2000, respectively. Cost of maintenance and other recurring revenues as a percentage of the related revenues remained relatively stable at 26% and 27% for the six months ended June 30, 2001 and 2000, respectively.

             Cost of professional services and other revenue. Cost of professional services and other revenue remained relatively consistent at $1.5 million for both the three months ended June 30, 2001 and June 30, 2000. Cost of professional services and other revenue increased 11% to $3.1 million for the six months ended June 30, 2001 from $2.8 million for the same period last year. The increase was primarily due to higher product sales activity, which increased demand for our consulting services and higher consulting fees from increasingly larger implementations at larger financial institutions partially offset by the use of distributors and independent consulting organizations. Cost of professional services and other revenue as a percentage of the related revenues remained relatively constant at 31% in the second quarter of both 2001 and 2000. Cost of professional services and other revenue as a percentage of the related revenues remained relatively constant at 32% and 33% for the six months ended June 30, 2001, and June 30, 2000, respectively.

OPERATING EXPENSES

             Sales and Marketing.     Our sales and marketing expenses for the second quarter of 2001 increased 23% to $12.9 million, compared with $10.5 million for the second quarter of 2000.  Sales and marketing expenses for the six months ended June 30, 2001 increased 27% to $25.0 million, compared with $19.7 million in the same period last year.  The increase in expense for the three and six months ended June 30, 2001 compared with the same periods last year was primarily due to an increase in sales and marketing personnel, increased sales and marketing in our core markets and our efforts towards our internet initiatives, including Advent TrustedNetwork. Sales and marketing expenses as a percentage of net revenues remained relatively stable at 31% and 32% for the second quarter of 2001 and 2000, respectively. Sales and marketing expenses as a percentage of net revenues remained relatively stable at 32% and 33% for the six months ended June 30, 2001 and 2000.

             Product Development.     Our product development expenses for the second quarter of 2001 increased 12% to $6.2 million, compared with product development expenses of $5.6 million for the second quarter of 2000. Product development expenses for the six months ended June 30, 2001 increased 16% to $12.1 million, compared with $10.5 million in the same period last year. Product development expenses increased primarily due to growth in personnel as we increased our product development efforts to accelerate the rate of product enhancements and new product introductions, such as Advent INX™. Product development expenses as a percentage of net revenues decreased to 15% for the second quarter 2001 compared with 17% in the second quarter 2000.  Product development expenses as a percentage of net revenues decreased to 15% for the six months ended June 30, 2001, compared with 17% in the same period last year. The decrease was primarily due to revenues increasing at a faster rate than expenses.

              General and Administrative.     Our general and administrative expenses for the second quarter of 2001 increased 13% to $3.4 million, compared with general and administrative expenses of $3.0 million for the second quarter of 2000. General and administrative expenses increased 17% to $6.9 million for the six months ended June 30, 2001, compared with $5.9 million in the same period last year.  The increase was due to increased staffing and related costs to support our growth. General and administrative expenses as a percentage of net revenues decreased to 8% in the second quarter of 2001, compared with 9% in the second quarter of 2000. General and administrative expenses as a percentage of net revenues decreased to 9% in the six months ended June 30, 2001, compared with 10% in the same period last year. The decrease was primarily due to economies of scale as we are targeting efficiencies within this area of our business.

             Interest and Other Income, Net.     Interest and other income, net was $1.6 million in the second quarters of 2001 and 2000. Interest and other income, net was $3.3 million in the six months ended June 30, 2001, compared with $3.0 million in the same period last year. The increase was primarily due to greater balances available for investments, partially offset by lower rates of return.

             Provision for Income Taxes.     For the three and six months ended June 30, 2001 we recorded a tax provision of $4.2 million and $7.3 million, respectively, based on our pretax income using an effective tax rate of 34%, which is our anticipated effective tax rate for the fiscal year 2001. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved. We had an effective tax rate of 34% for fiscal 2000.

Liquidity and Capital Resources

             Our cash and cash equivalents at June 30, 2001 were $93.8 million, decreasing by $3.2 million from $97.0 million at December 31, 2000. The decrease was due to $40.1 million used in investing activities, partially offset by $21.0 million generated by operating activities and $16.0 million provided by financing activities.

             The net cash of $21.0 million provided from operating activities for the six months ended June 30, 2001 was primarily due to net income and increases in income taxes payable as well as depreciation and amortization, partially offset by increases in accounts receivable and prepaid and other assets. Net cash used in investing activities of $40.1 million for the six months ended June 30, 2001 was primarily related to the net acquisition of short-term marketable securities, $8.8 million investment in Encompys, $8.5 million acquisition of Rex Development Partners, L.P., $6.5 million acquisition of NPO Solutions, Inc. and $4.0 million invested in several strategic partners. Financing activities provided $16.0 million for the six months ended June 30, 2001, primarily due to proceeds from exercises of common stock options, our employee stock purchase plan and the issuance of stock warrants.

             At June 30, 2001, we had $165.0 million in working capital. We currently have no significant capital commitments other than commitments under our operating leases.  We believe that our available sources of funds and anticipated cash flows from operations will be adequate to finance current operations and anticipated capital expenditures through at least fiscal 2001.

Risk Factors

Our Operating Results Fluctuate Significantly and We May Not Be Able to Maintain Our Existing Growth Rates.

             Licenses into multi-user networked environments have increased both in individual size and number, and the timing and size of individual license transactions are becoming increasingly important factors in quarterly operating results. The sales cycles for these transactions are often lengthy and unpredictable. We may not be successful in closing large license transactions such as these on a timely basis or at all. Accordingly, because revenues from large licenses are increasing as a portion of our net revenues, the timing of such licenses could cause additional variability in our quarterly operating results. Software product backlog at the beginning of any quarter typically represents only a small portion of that quarter's expected revenues. Our expense levels are based in significant part on our expectations of future revenues and therefore are relatively fixed in the short term. Due to the fixed nature of these expenses combined with the relatively high gross margin historically achieved by us on products and services, an unanticipated decline in net revenues in any particular quarter is likely to disproportionately adversely affect our operating results.

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

Our Sales Cycle Is Long and We Have Limited Ability to Forecast the Timing and Amount of Specific Sales.

             Because the purchase of our software products often requires significant, executive-level investment and systems architecture decisions by prospective customers, we must generally engage in a relatively lengthy sales effort. These transactions may be delayed during the customer decision process because we must provide a significant level of education to prospective customers regarding the use and benefit of our products. As a result, the sales cycle associated with the purchase of our software products is typically between two and twelve months depending upon the size of the client, though it can be considerably longer, and is subject to a number of significant risks over which we have little or no control, including customers' budgeting constraints and internal selection procedures, among other factors. As a result of a lengthy and unpredictable sales cycle, we have limited ability to forecast the timing and amount of specific sales. The timing of large individual sales is especially difficult to forecast. As a result, there can be no assurance that we will be successful in closing large license transactions on a timely basis or at all. In addition, customers may postpone their purchases of our existing products or product enhancements in advance of the anticipated introduction of new products or product enhancements by us or our competitors. Because our expenses are generally relatively fixed in the near term, any shortfall from anticipated revenues could result in significant variations in our operating results from quarter to quarter.

             The implementation of our solutions involves a significant commitment of resources by customers and by us and our service partners over an extended period of time. Also, the size and complexity of any particular implementation project can cause delays in the sales cycle that precedes it. Any such delays could seriously harm our business.

We Depend Heavily on Our Product, Axys®.

             In 2000, 1999 and 1998, we derived a substantial majority of our net revenues from the licensing of Axys, part of our Advent Office suite, and related products and services. In addition, many of our other products, such as Moxy®, Qube® and various data interfaces were designed to operate with Axys to provide an integrated solution. As a result, we believe that a majority of our net revenues, for the foreseeable future, will depend upon continued market acceptance of Axys, enhancements or upgrades to Axys and related products and services.

We Are Continuing to Expand Our Internet Initiative.

             To take advantage of the Internet, we are continuing to expand an Internet Initiative under which we are developing services, both announced and unannounced, to bring Internet-based products and services to clients. The first of these services, Rex™, was launched during the second quarter of 1997. The second service, Advent Browser Reporting®, was launched in the third quarter of 1998. During 2000 we announced a number of new products and services which take advantage of Internet technology, including Advent TrustedNetworksm, MyAdvent™, eActions™ (through our Hub Data subsidiary), Internet-enabled enhancements to Gifts for Windows (through our MicroEdge® subsidiary) and Advent Outsource, a service that delivers Advent Office functionality on a subscription basis. This year we introduced Advent INX™, our newest component of Advent Office, which enables investment managers to present portfolio data on websites designed specifically for their clients. As we develop new products and services under our Internet Initiative, we have and will continue to enter into development agreements with information providers, clients or other companies in order to accelerate the delivery of new products and services. We may not be successful in marketing our Internet services or in developing other Internet services. Our failure to do so could seriously harm our business. In addition, we cannot assure you that there will not be disruptions in Internet services beyond our control or that of our third party vendors. Any such disruptions could harm our business.

Security Risks and Concerns May Deter the Use of the Internet for Conducting Business.

             A significant barrier to commerce and communications over public networks is the secure transmission of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems or those of other web sites to protect proprietary information. If any well-publicized compromises of security were to occur, it could have the effect of substantially reducing the use of the Internet for commerce and communications. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our customers or other third parties, which could disrupt or make it inaccessible to customers. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. To the extent that our activities may involve the storage and transmission of proprietary information, security breaches could expose us to a risk of loss or litigation and possible liability. Our security measures may be inadequate to prevent security breaches, and our business would be harmed if we do not prevent them.

We Face Risks Related to Our New Business Areas.

             We have expanded in recent periods into a number of new business areas to foster long-term growth including international operations, strategic alliances, and Advent TrustedNetwork. These areas are relatively new to our product development and sales personnel. New business areas require significant management time and resources prior to generating significant revenues and may divert management from our core business. There is no assurance that we will compete effectively or will generate significant revenues in these areas. The success of our Internet Initiative, in particular, is difficult to predict because it represents a new area of business for our entire industry. Additionally, to help manage our growth, we will need to continually improve our operational, financial, management and information systems and controls.

We Expect Our Gross and Operating Margins May Fluctuate over Time.

             We expect that our gross and operating margins may fluctuate from period to period as we continue to introduce new products, expand our professional services organization and associated revenue, continue to hire additional personnel and increase other expenses to support our business. We plan our expense levels based primarily on forecasted revenue levels. Because these expenses are relatively fixed in the short term, a fluctuation in revenue could lead to operating results differing from expectations.

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

We Depend upon Financial Markets.

             The target clients for our products include a range of organizations that manage investment portfolios, including investment advisors, brokerage firms, banks and hedge funds. In addition, we target corporations, public funds, universities and non-profit organizations, which also manage investment portfolios and have many of the same needs. The success of many of our clients is intrinsically linked to the health of the financial markets. We believe that demand for our products could be disproportionately affected by fluctuations, disruptions, instability or downturns in the financial markets which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products. In addition, a slowdown in formation of new investment firms or a decline in the growth of assets under management would cause a decline in demand for our products. Any resulting decline in demand for our products could have a material adverse effect on our business and results of operations.

General Economic Conditions May Reduce Our Revenues.

             We believe that the market for large management software systems may be negatively impacted by a number of factors, including:

             •            reductions in capital expenditures by large customers;

             •            poor performance of major financial markets; and

             •            increasing competition.

             The above factors may, in turn, give rise to a number of market trends that may slow revenue growth across the industry, including:

             •            longer sales cycles;

             •            deferral or delay of information technology projects and generally reduced expenditures for software and related services; and

             •            increased price competition.

             If the current economic slowdown continues, the presence of these factors in the market for large management software systems could materially adversely affect our business and results of operations.

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

             Our competitors vary in size, scope of services offered and platforms supported. In addition, we compete indirectly with existing and potential clients, many of whom develop their own software for their particular needs and therefore may be reluctant to license software products offered by independent vendors like us. Many of our competitors have longer operating histories and greater financial, technical, sales and marketing resources than we do. In addition, we also face competition from potential new entrants into our market who may develop innovative technologies or business models. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressures will not result in price reductions, reduced operating margins and loss of market share, any one of which could seriously harm our business.

We Face Challenges in Expanding Our International Operations.

             We market and sell our products in the United States and, to a lesser extent, internationally. We have established a subsidiary located in Australia, Advent Australia Pty. Ltd., to market and license our products in Australia. In addition, we entered into a distributor relationship in 1999 with Advent Europe, an independent distributor of our products in selected European markets. In order to further expand our international operations, we would need to continue to establish additional facilities, acquire other businesses or enter into additional distribution relationships in other parts of the world. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. We cannot be certain that our investments in establishing facilities in other countries will produce desired levels of revenue. We currently have limited experience in developing localized versions of our products and marketing and distributing our products internationally. In addition, international operations are subject to other inherent risks, including:

             •            The impact of recessions in economies outside the United States;

             •            Greater difficulty in accounts receivable collection and longer collection periods;

             •            Unexpected changes in regulatory requirements;

             •            Difficulties in successfully adapting our products to the language, regulatory and technology standards of other countries;

             •            Difficulties and costs of staffing and managing foreign operations;

             •            Reduced protection for intellectual property rights in some countries;

             •            Potentially adverse tax consequences; and

             •            Political and economic instability.

             Our international revenues are generally denominated in U.S. dollars, with the exception of our Australian subsidiary. The revenues, expenses, assets and liabilities of Advent Australia are primarily denominated in Australian dollars. We have not historically undertaken foreign exchange hedging transactions to cover potential foreign currency exposure. Future fluctuations in currency exchange rates may adversely affect revenues from international sales and the U.S. dollar value of Advent Australia's revenues, expenses, assets and liabilities.

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

We Face Risks Associated with Potential Acquisitions, Investments or Divestitures.

             We have acquired and made, and in the future may acquire or make, investments in complementary companies, products or technologies. In addition, we continually evaluate the performance of all our products and product lines and may sell or discontinue current products or product lines. If we buy a company, we could have difficulty in integrating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in assimilating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may have to incur debt, write-off software development costs or other assets, incur severance liabilities, amortize expenses related to goodwill and other intangible assets, write-off impaired intangible assets or issue equity securities to pay for any future acquisitions. The issuance of equity securities could dilute our existing stockholders' ownership.

             Potential acquisition candidates targeted by us may not have audited financial statements, detailed financial information or any degree of internal controls. There can be no assurance that an audit subsequent to any successful completion of an acquisition will not reveal matters of significance, including issues regarding revenues, expenses, liabilities, contingent or otherwise, technology, products, services or intellectual property. There can be no assurance that we would be successful in overcoming these or any other significant risks encountered and the failure to do so could have a material adverse effect upon our business, operating results and financial condition. In addition, we may not identify suitable businesses to acquire or negotiate acceptable terms for acquisitions.

We Must Retain Key Employees and Recruit Qualified Technical and Sales Personnel.

             We believe that our success will depend on the continued employment of our senior management and key technical personnel, none of whom has an employment agreement with us. Additionally, our continued success depends, in part, on our ability to identify, attract, motivate and retain qualified technical, sales and other personnel. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, backgrounds and industry experience. Competition for qualified engineers, particularly in Northern California and the San Francisco Bay Area, is intense. The loss of the services of a significant number of our engineers or sales people could be disruptive to our development efforts or business relationships and could seriously harm our business.

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

             The following table presents principal amounts by expected maturity (in U.S. dollars) and related weighted average interest rates by year of maturity for our investment portfolio.

				Estimated Fair Value at June 30,

	2001	2002	2003	2004	2005	Thereafter	Total

Federal Instruments	7,215,000	7,500,000	3,750,000				18,465,000
Weighted Average Interest Rate	4.14	5.65	4.97				4.92

Commercial Paper & Short-term obligations	50,993,000	1,600,000					52,593,000
Weighted Average Interest Rate	3.63	4.47					3.66

Corporate Notes & Bonds	1,503,000	11,309,000	2,500,000				15,312,000
Weighted Average Interest Rate	8.71	6.51	6.33				6.70

Municipal Notes & Bonds	35,950,000	8,125,000	3,280,000				47,355,000
Weighted Average Interest Rate	3.32	5.08	5.79				3.80

Total Portfolio, excluding equity securities	95,661,000	28,534,000	9,530,000	-	-	-	133,725,000

             At June 30, 2001, cash, cash equivalents and short-term marketable securities totaled approximately $159,684 million, which is comprised of the $133,725 million in our investment portfolio presented above and $25,959 million in other cash and cash equivalents.

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

             None.

Item 3. Defaults Upon Senior Securities

             None.

Item 4. Submission of Matters to a Vote of Security Holders

             At our Annual Meeting of Stockholders, held May 3, 2001, the following matters were voted upon by stockholders pursuant to proxies solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934:

             The following individuals were elected to the Board of Directors:

NOMINEE	FOR	AGAINST

Ms. Stephanie G. DiMarco	27,391,913	321,689
Mr. Peter M. Caswell	23,798,615	3,914,987
Mr. Frank H. Robinson	27,385,585	328,017
Mr. Wendell G. Van Auken	27,598,714	114,888
Mr. William F. Zuendt	27,597,864	115,738
Mr. Monte Zweben	27,597,700	115,902

             The vote for ratification of the appointment of PricewaterhouseCoopers LLP was as follows

FOR	AGAINST	ABSTAIN

27,494,195	217,534	1,873

Item 5. Other Information

             None.

Item 6. Exhibits And Reports On Form 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K

             On July 27, 2001 we filed an 8-K which included sections of our June 30, 2001 earnings announcement including associated unaudited condensed financial statements.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVENT SOFTWARE, INC.

Dated: August 13, 2001	By:	/s/ IRV H. LICHTENWALD

Irv H. Lichtenwald Executive Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial Officer)

Dated: August 13, 2001	By:	/s/ PATRICIA VOLL

Patricia Voll Vice President of Finance (Principal Accounting Officer)