Form 10-Q
period 2001-09-30
ADVENT SOFTWARE INC /DE/
filed 2001-11-09
CIK 1002225

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number:0-26994

ADVENT SOFTWARE, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-2901952
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

301 Brannan Street, San Francisco, California	94107
(Address of principal executive offices)	(zip code)

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

Yes ☒    No ☐

The number of shares of the Registrant’s Common Stock outstanding as of October 31, 2001 was 33,815,336

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2001	2000
(in thousands)	(unaudited)	(audited)
ASSETS

Current assets:
Cash and cash equivalents	$184,018	$96,987
Short-term marketable securities	108,897	55,445
Accounts receivable, net	37,980	35,710
Prepaid expenses and other	10,976	4,462
Deferred income taxes	3,259	3,259
Total current assets	345,130	195,863

Fixed assets, net	24,993	22,351
Other assets, net	53,102	27,487
Total assets	$423,225	$245,701

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,196	$855
Accrued liabilities	9,904	10,224
Deferred revenues	24,050	21,078
Income taxes payable	10,527	2,712
Total current liabilities	45,677	34,869
Long-term liabilities:
Other liabilities	1,581	1,231
Total liabilities	47,258	36,100
Stockholders' equity:
Common stock	339	305
Additional paid-in capital	300,900	154,070
Retained earnings	74,318	55,156
Cumulative other comprehensive income	410	70
Total stockholders' equity	375,967	209,601
Total liabilities and stockholders' equity	$423,225	$245,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
(in thousands, except per share data)	(unaudited)		(unaudited)
Revenues:
License and development fees	$17,563	$16,572	$55,245	$45,050
Maintenance and other recurring	17,416	13,181	48,691	36,402
Professional services and other	4,226	4,362	13,897	12,949
Net revenues	39,205	34,115	117,833	94,401
Cost of revenues:
License and development fees	1,655	1,243	4,797	3,701
Maintenance and other recurring	4,258	3,444	12,240	9,813
Professional services and other	1,421	1,423	4,542	4,224
Total cost of revenues	7,334	6,110	21,579	17,738
Gross margin	31,871	28,005	96,254	76,663
Operating expenses:
Sales and marketing	13,754	10,489	38,745	30,222
Product development	6,914	5,414	19,045	15,899
General and administrative	3,777	2,778	10,668	8,689
Amortization of intangibles	1,472	382	3,527	1,146
Total operating expenses	25,917	19,063	71,985	55,956
Income from operations	5,954	8,942	24,269	20,707
Interest and other income, net	1,501	1,879	4,763	4,843
Income before income taxes	7,455	10,821	29,032	25,550
Provision for income taxes	2,535	3,679	9,870	8,687
Net income	$4,920	$7,142	$19,162	$16,863

Other comprehensive income, net of tax
Unrealized gain on marketable securities	416	0	405	0
Foreign currency translations adjustment	(36)	(55)	(65)	(141)
Comprehensive income	$5,300	$7,087	$19,502	$16,722

NET INCOME PER SHARE DATA
Diluted
Net income per share	$0.14	$0.21	$0.55	$0.49
Shares used in per share calculations	36,163	34,540	34,724	34,174

Basic
Net income per share	$0.15	$0.24	$0.61	$0.56
Shares used in per share calculations	32,768	30,192	31,548	29,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2001	2000
(in thousands)	(unaudited)
Cash flows from operating activities:
Net income	$19,162	$16,863
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash stock compensation	111	99
Loss on disposal of assets	23	19
Depreciation and amortization	7,819	4,576
Provision for doubtful accounts	4,015	2,004
Deferred rent	350	321
Cash provided by (used in) operating assets and liabilities:
Accounts receivable	(5,971)	(5,945)
Prepaid and other current assets	(6,258)	(189)
Accounts payable	208	(223)
Accrued liabilities	(347)	(56)
Deferred revenues	994	1,568
Income taxes payable	7,815	5,193
Net cash provided by operating activities	27,921	24,230
Cash flows from investing activities:
Acquisition of fixed assets	(6,597)	(8,687)
Purchases of other investments	(12,988)	-
Net cash used in acquisition of NPO Solutions, Inc.	(6,726)	-
Net cash used in acquisition of Rex Development Partners, L.P.	(8,455)	-
Purchases of short-term marketable securities	(127,158)	(64,640)
Sales of short-term marketable securities	74,110	58,277
Deposits and other	171	(5,122)
Net cash used in investing activities	(87,643)	(20,172)
Cash flows from financing activities:
Proceeds from issuance of common stock	152,253	9,624
Stock repurchase	(10,500)	-
Proceeds from issuance of warrants	5,000	-
Net cash provided by financing activities	146,753	9,624
Effect of exchange rate changes on cash and cash equivalents	-	(72)
Net increase in cash and cash equivalents	87,031	13,610
Cash and cash equivalents at beginning of period	96,987	64,315
Cash and cash equivalents at end of period	$184,018	$77,925

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,873	$3,389

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

We prepared the condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations.  Included in these interim financial statements is the condensed consolidated balance sheet at December 31, 2000 derived from the audited consolidated financial statements included in our annual report in our 10K filed with the SEC.  We recommend that these interim financial statements be read in conjunction with the audited financial statements and related notes included in our 2000 Annual Report on Form 10-K filed with the SEC. Interim results are not necessarily indicative of the results to be expected for the full year.

In our opinion, the condensed consolidated financial statements include all adjustments necessary to present fairly the financial position and results of operations for each interim period shown.

2.     Recent Accounting Pronouncements

In July 2001, the FASB issued two Statements; Statement No. 141, Business Combinations (SFAS No. 141), and Statement No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 revises accounting treatment for business combinations requiring the use of purchase accounting and prohibiting the use of pooling–of–interests method for all business combinations initiated after June 30, 2001. SFAS No. 142 revises the accounting for goodwill and intangible assets with indefinite lives by not allowing amortization of goodwill and establishing accounting for impairment of goodwill and intangible assets with indefinite lives. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 which is the beginning of our fiscal year 2002. We have not yet evaluated the effects of these changes on our consolidated financial statements.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. This Statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 are required to be adopted during our fiscal year beginning March 1, 2002, however early adoption is acceptable. We are currently in the process of evaluating the potential impact the adoption of SFAS 144 will have on our consolidated financial position or results of operations.

3.     Acquisitions and Investments

On April 16, 2001, we acquired NPO Solutions, Inc. (“NPO”), a provider of integrated computer software solutions for nonprofit organizations, through our wholly-owned subsidiary MicroEdge, Inc.  NPO Solutions was a privately held company based in Loudon, New Hampshire. We paid approximately $6.5 million for all the shares of NPO Solutions, with an additional $1.5 million to potentially be distributed to NPO stockholders if NPO meets certain milestones. This business combination was accounted for as a purchase and is recorded in Other assets, net on our Condensed Consolidated Balance Sheet.

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

4.     Secondary Offering

In August 2001, we completed a secondary public offering of 2,750,000 shares of common stock at $57.11 per share, excluding offering costs.  Of the 2,750,000 shares offered, 200,000 were sold by a selling stockholder.  The net proceeds of the offering to us were approximately $138 million.

5.     Common Stock Repurchase

In September 2001, we repurchased 310,000 shares of our own common stock at an average price of $33.87 per share.  In October 2001, we repurchased an additional 120,000 at an average price of $35.91 per share.

6.     Warrants

On March 23, 2001, we issued warrants to purchase a total of 191,644 shares of Advent Common Stock.  These warrants were issued for cash compensation of $5 million, which was the estimated Black-Scholes fair value.  These warrants have an exercise price of $45.375 per shares, are immediately exercisable, and expire on March 23, 2006.

7.     Net Income Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except for per share data)	2001	2000	2001	2000
Net income	$4,920	$7,142	$19,162	$16,863
Reconciliation of shares used in basic and diluted per share calculations

Diluted
Weighted average common shares outstanding	32,768	30,192	31,548	29,847
Dilutive effect of stock options and warrants	3,395	4,348	3,176	4,327
Shares used in diluted net income per share calculation	36,163	34,540	34,724	34,174
Diluted net income per share	$0.14	$0.21	$0.55	$0.49

Basic
Weighted average common shares outstanding	32,768	30,192	31,548	29,847
Shares used in basic net income per share calculation	32,768	30,192	31,548	29,847
Basic net income per share	$0.15	$0.24	$0.61	$0.56

Weighted Average Options outstanding at September 30, 2001 and 2000 not included in computation of diluted EPS because the exercise price was greater than the average market price	956	-	869	129

Price range of options not used in diluted EPS calculation	$52.50 - 60.38	$-	$52.50 - 60.38	$52.50 - 56.88

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

REVENUES

Our net revenues are made up of three components: license and development fees, maintenance and other recurring, and professional services and other. Our net revenues for the third quarter ended of 2001 increased 15% to $39.2 million, compared with net revenues of $34.1 million for the same period in 2000. Net revenues for the nine months ended September 30, 2001 increased 25% to $117.8 million, compared with net revenues of $94.4 million. These primarily reflect increases in license revenue and development fees as well as maintenance and other recurring revenue.   Although we show increases in net revenues for both the three and nine month periods ended September 30, 2001, our business was adversely impacted by the September 11, 2001 terrorist attacks.   Immediately after the terrorist attack, our clients who were located in the World Trade Center area were concentrating on disaster recovery rather than licensing additional software components, while the grounding of transportation impeded our ability to deliver professional service at client sites during the last part of the quarter.

License revenue and development fees.   License revenue and development fees for the third quarter of 2001 increased 6% to $17.6 million compared with license revenue and development fees of $16.6 million for the third quarter of 2000. License revenue and development fees for the nine months ended September 30, 2001 increased 23% to $55.2 million, compared with $45.1 million from the same period last year. The increases in license revenue and development fees was primarily due to increased revenue from the Advent Office suite and Geneva product.  The majority of our license revenue is typically closed in the third month of the quarter.  In the third quarter of 2001, some anticipated contracts from new and existing larger clients were not signed by the end of the quarter as our clients focused their attention on the disruption in their business caused by the September 11, 2001 terrorist attacks.

Maintenance and other recurring revenue.  Maintenance and other recurring revenue for the third quarter of 2001 increased 32% to $17.4 million, compared with maintenance and other recurring revenue of $13.2 million for the third quarter of 2000.  Maintenance and other recurring revenue for the nine months ended September 30, 2001 increased 34% to $48.7 million, compared with maintenance and other recurring revenue of $36.4 million for the same period last year. The increase was due primarily to a larger client base and higher average maintenance fees.  Higher average maintenance fees are primarily due to clients selecting more components for a full feature, multi-product solution and clients expanding the number of users and sites licensing our software.  Additionally, increased demand for pricing data from Hubdata and revenues from newly acquired Rex Development Partners, L.P. contributed to the increase in maintenance and other recurring revenues.  Because markets were closed immediately after the terrorist attacks, the revenue from our data services was negatively impacted for approximately one week of the quarter.   However, a majority of our maintenance and other recurring revenue is sold on a subscription basis and is recognized ratably throughout the quarter rather than in the last month of the quarter; therefore, the terrorists attacks had a much smaller negative impact on this revenue for the three months ended September 30, 2001.

Professional services and other revenue.  Professional services and other revenue decreased 3% to $4.2 million in the third quarter 2001 from $4.4 million for the same period last year.  Professional services and other revenue for the nine months ended September 30, 2001 increased 7% to $13.9 million, compared with $12.9 million for the same period last year. The quarter over quarter decrease was primarily due to our inability to deliver services at client sites as a result of the terrorist attacks of September 11, 2001.  Clients in the lower Manhattan area were focused on disaster recovery while travel disruptions prevented our consultants from visiting other client sites.  The increase for the nine months ended September 30, 2001 over the same period last year was primarily due to higher product sales activity, which increased demand for our consulting services and higher consulting fees from increasingly larger implementations at larger financial institutions partially offset by the use of distributors and independent consulting organizations.

COST OF REVENUES

Our cost of revenues is made up of three components: cost of license and development fees, cost of maintenance and other recurring and cost of professional services and other. Our cost of revenues for the third quarter of 2001 increased 20% to $7.3 million, compared with cost of revenues of $6.1 million for the third quarter of 2000.  Cost of revenues for the nine months ended September 30, 2001 increased 22% to $21.6 million, compared with $17.7 million for the same period last year. Cost of revenues as a percentage of net revenues increased by approximately 1% for the three months ended September 30, 2001 compared with the same period in 2000 due to lower than anticipated license revenue in the third quarter 2001 as a result of the September 11, 2001 terrorist attacks.  Cost of revenues as a percentage of net revenues decreased to 18% for the nine months ended September 30, 2001 compared with 19% for the same period last year.

Cost of license and development fees.  Cost of license and development fees increased 33% to $1.7 million in the third quarter of 2001 compared with $1.2 million in the third quarter of 2000. Cost of license and development fees increased 30% to $4.8 million in the nine months ended September 30, 2001, compared with $3.7 million in the same period last year. The increase in cost of license and development fees is directly related to the increase in license and development fees revenue. Cost of license and development fees as a percentage of the related revenues increased to 9% from 8% for the three and nine months ended September 30, 2001 compared with the same periods last year.  The change for both periods is due to the mix of license and development fees revenue.

Cost of maintenance and other recurring revenues.  Cost of maintenance and other recurring revenues increased 24% to $4.3 million for the third quarter of 2001 from $3.4 million for the third quarter of 2000. Cost of maintenance and other recurring revenues increased 25% to $12.2 million for the nine months ended September 30, 2001, compared with $9.8 million for the same period last year. This increase was due to additional staffing required to support a larger customer base and increased royalties paid to third party subscription-based and transaction-based vendors. Cost of maintenance and other recurring revenues as a percentage of the related revenues decreased to 24% from 26% for the third quarter 2001 compared with the third quarter of 2000. Cost of maintenance and other recurring revenues as a percentage of the related revenues decreased to 25% from 27% for the nine months ended September 30, 2001 and 2000, respectively.   The decreases for the three and nine months are due to the economies of scale of a larger operation as well as the mix of products.

Cost of professional services and other revenue.  Cost of professional services and other revenue remained relatively consistent at $1.4 million for both the three months ended September 30, 2001 and 2000. Cost of professional services and other revenue increased 8% to $4.5 million for the nine months ended September 30, 2001 from $4.2 million for the same period last year. The increase was primarily due to higher product sales activity, which increased demand for our consulting services and higher consulting fees from increasingly larger implementations at larger financial institutions partially offset by the use of distributors and independent consulting organizations. Cost of professional services and other revenue as a percentage of the related revenues remained relatively constant at 34% in the third quarter of 2001 compared with 33% for the third quarter of 2000. Cost of professional services and other revenue as a percentage of the related revenues remained constant at 33% for the nine months ended September 30, 2001and 2000, respectively.

OPERATING EXPENSES

Sales and Marketing.   Our sales and marketing expenses for the third quarter of 2001 increased 31% to $13.8 million, compared with $10.5 million for the third quarter of 2000.  Sales and marketing expenses for the nine months ended September 30, 2001 increased 28% to $38.7 million, compared with $30.2 million in the same period last year.  The increase in expense for the three and nine months ended September 30, 2001 compared with the same periods last year was primarily due to an increase in sales and marketing personnel, increased sales and marketing in our core markets and our efforts towards our internet initiatives, including Advent TrustedNetwork, as well as additional sales reserves. Sales and marketing expenses as a percentage of net revenues increased to 35% in the third quarter 2001 compared with 31% for the third quarter of 2000. This increase is due to the relatively small increase in license revenue for the quarter ended September 30, 2001 over the same period last year as a result of the September 11, 2001 terrorist attacks.  As a result, total revenue didn’t increase as quickly as sales and marketing expenses, which by September 11 had been substantially committed for the quarter.  Sales and marketing expenses as a percentage of net revenues remained relatively stable at 33% and 32% for the nine months ended September 30, 2001 and 2000.

Product Development.  Our product development expenses for the third quarter of 2001 increased 28% to $6.9 million, compared with product development expenses of $5.4 million for the third quarter of 2000. Product development expenses for the nine months ended September 30, 2001 increased 20% to $19.0 million, compared with $15.9 million in the same period last year. Product development expenses increased primarily due to growth in personnel as we increased our product development efforts to accelerate the rate of product enhancements and new product introductions, such as Advent INX™. Product development expenses as a percentage of net revenues increased to 18% for the third quarter 2001 compared with 16% in the third quarter 2000.  The increase is due to the effect on net revenues of the September 11 terrorist attacks as described above.  Product development expenses as a percentage of net revenues remained fairly consistent at 16% for the nine months ended September 30, 2001, compared with 17% in the same period last year.

General and Administrative.    Our general and administrative expenses for the third quarter of 2001 increased 36% to $3.8 million, compared with general and administrative expenses of $2.8 million for the third quarter of 2000. General and administrative expenses increased 23% to $10.7 million for the nine months ended September 30, 2001, compared with $8.7 million in the same period last year.  The increase was due to increased staffing and related costs to support our growth. General and administrative expenses as a percentage of net revenues increased to 10% in the third quarter of 2001, compared with 8% in the third quarter of 2000. The increase is due to the effect on net revenues of the September 11 terrorist attacks as described above.  General and administrative expenses as a percentage of net revenues remained constant at 9% for in the nine months ended September 30, 2001 and 2000.

Interest and Other Income, Net.  Interest and other income, net was $1.5 million in the third quarter of 2001 compared with $1.9 million for the third quarter 2000, a decrease of 20%.  The decrease was due to lower interest rates, partially offset by interest earned on the proceeds from our secondary offering of common stock in August 2001.   Interest and other income, net was $4.8 million in the both the nine months ended September 30, 2001 and 2000.

Provision for Income Taxes.  For the three and nine months ended September 30, 2001, we recorded a tax provision of $2.5 million and $9.9 million, respectively, based on our pretax income using an effective tax rate of 34%, which is our anticipated effective tax rate for the fiscal year 2001.  The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved.  We had an effective tax rate of 34% for fiscal 2000.

Liquidity and Capital Resources

Our cash and cash equivalents at September 30, 2001 were $184.0 million, increasing by $87.0 million from $97.0 million at December 31, 2000. The increase was due to $27.9 million generated by operating activities and $146.8 million provided by financing activities offset by $87.6 million used in investing activities.

The net cash of $27.9 million provided from operating activities for the nine months ended September 30, 2001 was primarily due to net income and increases in income taxes payable as well as depreciation and amortization, partially offset by increases in accounts receivable and prepaid and other assets.  Net cash used in investing activities of $87.6 million for the nine months ended September 30, 2001 is primarily comprised of the net acquisition of short-term marketable securities of $53.0, our $8.8 million investment in Encompys, $8.5 million acquisition of Rex Development Partners, L.P., $6.7 million acquisition of NPO Solutions, Inc. and a $4.2 million investment in several strategic partners.  Financing activities provided $146.8 million for the nine months ended September 30, 2001, primarily due to proceeds from our secondary offering in August 2001, as well as exercises of common stock options, our employee stock purchase plan, and the issuance of stock warrants, partially offset by our repurchase of some outstanding shares of our common stock of $10.5 million.

At September 30, 2001, we had $299.5 million in working capital. We currently have no significant capital commitments other than commitments under our operating leases.  We believe that our available sources of funds and anticipated cash flows from operations will be adequate to finance current operations and anticipated capital expenditures through at least fiscal 2002.

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

We have generally realized lower revenues from license fees in the first quarter of the year than in the last quarter of the prior year. We believe that this has been due primarily to the concentration by some clients of larger capital purchases in the fourth quarter of the calendar year and their lower purchasing activity during the subsequent first quarter. We believe our annual incentive compensation plans, which tend to produce increased year-end sales activity, compound this factor. Furthermore, we have often recognized a substantial portion of each quarter's license revenues in the last month, weeks or even days of that quarter. As a result, the magnitude of quarterly fluctuations in revenue or earnings may not be evident until late in or after the close of a particular quarter and a disruption late in the quarter may have a disproportionately large negative impact on our quarterly results.

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

Our Sales Cycle Is Long and We Have Limited Ability to Forecast the Timing and Amount of Specific Sales.

Because the purchase of our software products often requires significant, executive–level investment and systems architecture decisions by prospective customers, we must generally engage in a relatively lengthy sales effort. These transactions may be delayed during the customer decision process because we must provide a significant level of education to prospective customers regarding the use and benefit of our products. As a result, the sales cycle associated with the purchase of our software products is typically between two and twelve months depending upon the size of the client, though it can be considerably longer, and is subject to a number of significant risks over which we have little or no control, including customers' budgeting constraints and internal selection procedures, among other factors. As a result of a lengthy and unpredictable sales cycle, we have limited ability to forecast the timing and amount of specific sales. The timing of large individual sales is especially difficult to forecast. As a result, there can be no assurance that we will be successful in closing large license transactions on a timely basis or at all. In addition, customers may postpone their purchases of our existing products or product enhancements in advance of the anticipated introduction of new products or product enhancements by us or our competitors. Because our expenses are generally relatively fixed in the near term, any shortfall from anticipated revenues could result in significant variations in our operating results from quarter to quarter.

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

We Are Continuing to Expand Our Internet Initiative.

To take advantage of the Internet, we are continuing to expand an Internet Initiative under which we are developing services, both announced and unannounced, to bring Internet–based products and services to clients.  As we develop new products and services under our Internet Initiative, we have entered, and will continue to enter, into development agreements with information providers, clients or other companies in order to accelerate the delivery of new products and services. We may not be successful in marketing our Internet services or in developing other Internet services. Our failure to do so could seriously harm our business. In addition, we cannot assure you that there will not be disruptions in Internet services beyond our control or that of our third party vendors. Any such disruptions could harm our business.

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

Business Interruptions Could Adversely Affect Our Business.

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, political disturbances, and other events beyond our control. For example, our facilities in California have been subject to electrical blackouts in the last year and our facilities in New York were temporarily closed due to the September 11, 2001 terrorist attacks.  Such interruptions could affect our ability to sell and deliver products and services and other critical functions of our business and could seriously harm us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.  Much of our revenue and capital spending is transacted in U.S. dollars. However, since the formation of Advent Australia whose revenues and capital spending are transacted in Australian dollars, we have greater exposure to foreign currency fluctuations.  Results of operations from Advent Australia are not material to our operating results, therefore, we believe that foreign currency exchange rates should not materially adversely affect our overall financial position, results of operations or cash flows.  We believe that the fair value of our investment portfolio or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our investment portfolio. However, a sharp increase in interest rates could have a material adverse affect on the fair value of our investment portfolio.  Conversely, sharp declines in interest rates could seriously harm interest earnings of our investment portfolio.

The following table presents principal amounts by expected maturity (in U.S. dollars) and related weighted average interest rates by year of maturity for our investment portfolio.

				Estimated Fair Value
				at September 30
	2001	2002	2003	2004	2005	Thereafter	Total
Federal Instruments	9,715,000	8,250,000	12,150,000				30,115,000
Weighted Average Interest Rate	3.53	4.02	4.60				4.10

Commercial Paper & Short-term obligations	22,024,000	13,500,000					35,524,000
Weighted Average Interest Rate	2.78	3.74					3.14

Corporate Notes & Bonds	2,500,000	26,240,000	15,100,000				43,840,000
Weighted Average Interest Rate	6.57	5.62	6.01				5.81

Municipal Notes & Bonds	49,735,000	6,125,000	13,360,000				69,220,000
Weighted Average Interest Rate	3.16	5.28	5.67				3.83

Total Portfolio, excluding equity securities	83,974,000	54,115,000	40,610,000	-	-	-	178,699,000

At September 30, 2001, cash, cash equivalents and short-term marketable securities totaled approximately $292.9 million, which is comprised of the $178.7 million in our investment portfolio presented above and $114.2 million in other cash and cash equivalents.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

From time to time we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

Item 2.Changes in Securities

   None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Submission of Matters to a Vote of Security Holders

       None

Item 5.Other Information

None.

Item 6.Exhibits And Reports On Form 8-K

(a)   Exhibits

 (b) Reports on Form 8-K

On July 27, 2001 we filed an 8-K which included sections of our June 30, 2001 earnings announcement including associated unaudited condensed financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	.	ADVENT SOFTWARE, INC.

Dated: November 8, 2001		By:	/s/ IRV H. LICHTENWALD
Irv H. Lichtenwald Executive Vice President of Finance, Chief Financial Officer and Secretary (Principal FinancialOfficer)

Dated: November 8, 2001		By:	/s/ PATRICIA VOLL
Patricia Voll Vice President of Finance (Principal Accounting Officer)