Form 10-K
period 2001-12-31
ADVENT SOFTWARE INC /DE/
filed 2002-03-15
CIK 1002225

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares of the registrant's Common Stock outstanding as of March 11, 2002 was 34,609,453. The aggregate market value of the registrant's Common Stock held by non-affiliates, based upon the closing price on March 11, 2002, as reported on the NASDAQ National Market System, was approximately $1.76 billion. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following documents are incorporated by reference into Parts II and III of this Form 10-K: (1) 2001 Annual Report to Stockholders of the Registrant (Part II of this Form 10-K); and (2) Definitive Proxy Statement for the registrant's Annual Meeting of Stockholders to be held May 8, 2002 (Part III of this Form 10-K).

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

    Forward-looking statements can be identified by the use of terminology such as "may", "will", "should", "expect", "plan" "anticipate", "believe", "estimate", "predict", "potential", "continue" or other similar terms or the negative of such terms. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are made in this Form 10-K, as well as in other filings with the SEC and from time to time in public announcements. Such forward-looking statements are based on our current plans and expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Where such forward-looking statements appear, we have sought to supplement such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. Such factors include, but are not limited to, the "Risk Factors" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as other risks identified from time to time in other SEC reports, registration statements and public announcements.

    Our forward looking statements are not guarantees of future results, levels of activity, performance or achievements reflected in forward-looking statements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We do not have any obligation to release updates or any changes in events, conditions or circumstances on which any forward-looking statement is based or to conform such statements to actual results.

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

    Advent Office(TM), our suite of integrated products, addresses the demand to automate the entire range of investment management functions, including portfolio management, client relationship management, trade order management, data warehousing, partnership accounting, reconciliation management, and web-based portfolio, performance and analytic reporting. Advent Office contains Axys(R), Moxy(R), Advent Partner(R), REX(TM), Advent Custodial Data(TM) , Advent Warehouse(R) , Qube(R), MyAdvent(TM), Advent Browser Reporting(R) , and Advent Corporate Actions(TM).

    We were founded in 1983, incorporated in 1983 in California and reincorporated in Delaware in November 1995. Our principal executive offices are located at 301 Brannan Street, San Francisco, California 94107, and our telephone number is (415) 543-7696.

INDUSTRY BACKGROUND AND OUR CLIENTS

    Our clients include a range of organizations that manage investment portfolios, including investment advisors, brokerage firms, banks and hedge funds. Our clients also include corporations, public funds, foundations, universities and non-profit organizations that manage investment portfolios and perform similar portfolio management functions. Over the past decade, the investment management industry has experienced significant growth, which, in combination with other factors, has led to increasing demand for software products that automate, simplify and integrate functions within investment management organizations. This increasing demand is driven by several industry dynamics. Financial assets under management have increased substantially during the last decade. As the value of total financial assets under management has increased, there has been a substantial increase in the number of investment management organizations and a steady introduction of increasingly sophisticated financial instruments. As a result, investment managers are faced with increasingly complicated portfolio accounting and management requirements as well as extensive and evolving industry standards and government regulations.

    These dynamics have increased the volume and complexity of information and data flows within investment management organizations and between such organizations and third parties, such as brokerage firms, clients, custodians, banks, pricing services and other data providers. Consequently, in order to operate efficiently, investment management organizations must automate and integrate their mission-critical and labor-intensive functions, including (i) investment decision support and client relationship management, (ii) order management and trading and (iii) portfolio accounting, performance measurement, report generation and compliance. Investment management organizations historically have relied on internally developed systems, timesharing services or simple spreadsheet-based systems to manage information flows. Due to inherent limitations in each of these types of systems, investment management organizations are demanding highly functional, easy-to-use, scalable, cost-effective and flexible software applications that automate and integrate their mission-critical business functions.

THE ADVENT SOLUTION

    The Advent solution combines a fully integrated suite of client-centric software products, with a full range of professional services - from implementation management and training to technical support and consulting services, all aimed at accomplishing our clients' business objectives.

SOFTWARE PRODUCTS

    We offer an integrated suite of software products for automating and integrating data and work flows across the investment management organization, as well as the information flows between the investment management organization and external parties. Our products are intended to reduce client costs, improve the accuracy of client information and generally enable clients to improve the service they provide to their customers rather than focusing on operational details. Each software component in the Advent Office suite focuses on certain mission-critical functions of the investment management organization. Each Advent Office implementation is tailored to meet the needs of a particular client, as determined by size, assets under management and complexity of the investment environment.

    We believe that our Enterprise Investment Management solution is well suited for the investment management functions of advisors, banks, brokerages, corporations, public funds, partnerships, foundations, universities and non-profit organizations. An Enterprise Investment Management solution is an evolutionary process that encompasses three phases:

o Investment Process Integration - investment management organizations must integrate their mission-critical and labor-intensive functions, including
     (i) investment decision support and client relationship management, (ii) order management and trading and (iii) portfolio accounting, performance measurement, report generation and compliance with each other as well as with standard productivity applications such as Microsoft Word,(R) Outlook(R) and Excel(R). This integration eliminates ineffective communication between processes and minimizes processing errors, enabling growth by reducing bottlenecks within the organization.

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

    We offer three portfolio accounting and management applications: Axys, Advent Partner and Geneva(R).. We also offer additional complimentary applications, including our REX solution, which provides reconciliation management, and our Advent Warehouse solution, which provides data warehousing capabilities.

         AXYS, our core application, introduced in 1993, is a highly functional portfolio accounting and management system targeted towards investment management organizations of all sizes. Axys provides investment professionals with broad portfolio accounting functionality, timely decision support, sophisticated performance measurement and flexible reporting. Specifically, clients can record, account for and report on a variety of investment instruments, including equities, fixed income, mutual funds and cash. Axys users gain access on demand to portfolio holdings, asset allocation, realized and unrealized gains and losses, actual and projected income and other valuable data. Portfolio performance can be measured for individual portfolios or related groups, and for any specified time period. Investment professionals can choose from over 200 pre-defined reports with flexible "as-of" reporting, which can be customized as to formats and fonts. Clients can easily generate fully customized reports with the assistance of the Axys Report Writer. Clients can also produce presentation-quality graphics via an integrated link with Microsoft Excel's charting capability. In addition, Axys offers integrated multi-currency capabilities which, among other things, allows reports to be restated in any currency, tracks reclaimable foreign withholding tax, and can identify components of return attributable to market prices versus currency rate fluctuations.

         Axys also provides integration with a variety of investment tools and data. These tools include (i) Moxy, our trade order management solution, (ii) pricing, corporate actions, analytics and fundamental data via interfaces to data vendors, (iii) automatic data entry and reconciliation of trades with interfaces to the Depository Trust Corporation ("DTC"), brokerage firms and custodians, (iv) integrating through the internet via our custodial data service and software and (vi) internet reporting via Advent Browser Reporting for Enterprise Users, our internet reporting service.

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

         REX, introduced in 1997, is the Advent Office solution for reconciliation management. REX is integrated with Axys and is designed for firms that want to electronically reconcile their Axys information against their custodial information. REX works in conjunction with Advent Custodial Data(TM) and automates matching and helps users identify exceptions, correct or add transactions to their portfolios or communicate and track changes required by their custodian.

           ADVENT CUSTODIAL DATA (ACD), introduced in 1997, provides data from a firm's custodians in a single, secure account at Advent. Advent Custodial Data then electronically feeds all this information into Advent Office(TM), which allows a firm to further process the data against their own records.

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

         ADVENT INX(TM), introduced in 2001, is a development toolkit for on-demand delivery of portfolio information and derived data. Advent INX is a solution intended for high-volume investor oriented websites and large internal integration projects.

         ADVENT REPORT CENTER(TM), launched in 2001, leverages Advent Warehouse to generate distinctive investor reports. It is a scalable solution designed to produce personalized, period-end statements tailored for different investor profiles and integrating third party data elements. Investment firms can customize their report output with their own characteristics and marketing message.

         ADVENT CORPORATE ACTIONS, introduced in May 1999, is a comprehensive, integrated corporate actions solution from our subsidiary, Hub Data, and is designed to integrate with Axys to automate and simplify the process of manually tracking and processing corporate actions. Advent Corporate Actions electronically tracks and consolidates corporate action information from a host of high-quality sources and delivers daily e-mail reports to portfolio managers and other key staff.

         ADVENT OUTSOURCE(SM), introduced in September 2000, is a service that brings our portfolio reporting solution to investment firms in an application service provider ("ASP") model. Investment management firms that wish to outsource the management of their portfolio reporting will be able to leverage the full power of Axys, our portfolio accounting, management and reporting solution. Investment firms that choose Advent Outsource will have their client data housed for them and will be provided secure access over the internet to their accounts. This ASP solution is especially attractive to firms that may not have the resources required to maintain technology operations in-house or are looking specifically to outsource all of their data management. Advent Outsource is provided by an independent company using Advent's technology.

        Additionally, Advent licenses tax modules specifically for certain European countries These modules, released in 1999, extract portfolio data from Axys and combine it with additional tax factors provided by tax authorities to calculate local taxes and deductions, and generate the formal tax forms.

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

         MYADVENT, introduced in May 2000 provides a browser-based portal to Advent Office for investment professionals to quickly view summary information they need in one place in order to know exactly where they stand at any point in the day. Users are able to review information then immediately drill down into detailed data and functionality in other Advent Office components, and in Advent Alliance Partner applications.

         ADVENT BROWSER REPORTING(R) FOR DECISION MAKERS, introduced in 1998, puts the power of data analysis on the portfolio managers' desktop via the internet. Using our Online Analytical Processing tools (OLAP), investment data can be sliced and diced to improve the decision making process. ADVENT BROWSER REPORTING FOR INVESTORS, also introduced in 1998, allows investment managers to post Axys reports to a secure website where their clients can access these reports 24 hours a day, 7 days a week. ADVENT BROWSER REPORTING FOR ENTERPRISE USERS allows investment professionals the ability to access Axys from remote locations via the internet and run Axys reports as if they were in their office.

         ADVENT TRUSTEDNETWORK(R), introduced in March 2000, is an automated account consolidation solution that enables financial institutions to use the internet to deliver cross-institutional, consolidated views of individual investor portfolios. The investment advisors can provide a consolidated statement showing the individual investor's portfolio of assets, transaction data (buys, sells, interest, dividends, deposits and withdrawals), performance analysis and other detailed account information. The data can be manipulated and new data interpolated from it. The consolidated information can then be shared simultaneously between investors and trusted financial advisors. Our solution, in contrast to account aggregation solutions, is designed to employ our data gathering and reporting tools to accept account and transactional information from bank and brokerage back office systems, aggregate those transactions by investor, and deliver the information to participating institutions and their clients online.

         WEALTHLINE(SM), announced in November 2001, is a secure, private-labeled hosted investor-facing website offered through a partnership between Advent & Microsoft. Through the integration of Advent's software solutions and Advent TrustedNetwork data service with Microsoft's .Net FinancialAdvisor, advisors can provide investors content and tools, such as Axys holdings dynamically tied to market data services, Axys reports and graphs, consolidated portfolio holdings, aggregation of checking, savings, and credit card balances, propriety research and information, as well as stock and mutual fund quotes, charts, and news. The service also allows personal communication between the advisor and investor. Microsoft's .Net FinancialAdvisor is a Web-based service built for professional financial advisors that offers the customer communications tools they need most by combining .NET My Services (Passport, notifications, etc.) with secure document publishing, portfolio reporting, and financial content.

         GIFTS(R) FOR WINDOWS is a proposal tracking and grants management system that allows the user to retrieve and classify requests, generate personalized letters, manage contacts, schedule and monitor activities, maintain complete organization history, track payments, contingencies and report requests. This software is primarily used by the philanthropic community such as foundations, corporations and other organizations to manage their grant-making activities. The Internet Grant Application Module (IGAM) allows grant seekers to submit online grant applications and facilitates more efficient communication between everyone involved in the initial review process, and GIFTS Connections, an internet suite of modules including MyGIFTS, ReviewerConnnect, GranteeConnect, and EmployeeConnect, that enables Web browser access to personalized relevant information for anyone involved in the grant making process, from any location.

         FIMS(TM) is a modular, integrated information management system for nonprofit organizations. Modules include Profiles (Communications), Gifts (Fundraising/Development), Grants, Accounts Payable, General Ledger (Fund Accounting and Portfolio Balancing) and FACTS (Pooled Investment Allocation), united in a single database.

         FOUNDATIONPOWER(TM) is a Windows based customized information management application for nonprofit organizations. Because each system is customized to only one foundation, it reflects the procedures, policies and nomenclature at each organization.


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

INTERNET CAPABILITIES

    The internet has proven to be a low-cost communications platform for integrating external information into our products, thereby providing our clients with straight through processing ("STP") of business information. To take advantage of the internet, Advent continues to develop capabilities that bring internet-based products and services to our clients. We launched Advent Custodial Data (ACD), our first internet service during the second quarter of 1997. Using the internet, ACD consolidates communication and information from all participating custodians, enabling our clients to quickly and easily reconcile transactions and holdings with a click of the mouse. Our second internet-based product, Advent Browser Reporting, was introduced in 1998. Advent Browser Reporting is a reporting component of Advent Office, which enables users to access Advent Office information through a web browser. In 1999, we introduced Advent Corporate Actions, an enterprise-wide notification service that automates and simplifies the process of tracking corporate actions such as mergers, spin-offs and bankruptcies. We announced several internet-based products and services during 2000 including: Advent Outsource, MyAdvent and Advent TrustedNetwork. Advent Outsource brings our portfolio reporting solution to investment firms in an ASP model. MyAdvent is a browser-based portal to the Advent Office suite. Advent TrustedNetwork enables financial institutions to deliver cross-institutional, consolidated views of individual investor portfolios across the internet. In 2001, we introduced Advent INX, a development toolkit for on-demand delivery of portfolio information and derived data.

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

    From time to time, as we begin the development of new products and services for the internet, we plan to continue to enter into development agreements with information providers, clients, or other companies in order to accelerate the delivery of new products and services.

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

PROFESSIONAL SERVICES

    Professional services consist of consulting, implementation management, integration management, custom report writing, and training. Many of our clients purchase consulting services from us to support their implementations, assist in the conversion of the clients' historical data and provide ongoing training and education. Consulting services may be required for as little as two days for small systems or for up to many weeks for large implementations. We believe that consulting services facilitate a client's early success with our products, strengthen the relationship with the client and generate valuable feedback for us.

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

    Integration management provides services to clients with multifaceted needs. Integration managers work with clients to integrate their systems and workflows with our products during implementation. The services include: development of custom interfaces from back-office systems to our Axys and Moxy products, configuration and management of large volumes of data, and strategies for deployment of our products for distributed sites.

    We provide our clients with custom report writing services that enable clients to tailor end-user reports to their own specifications. We also provide training sessions to our clients at various sites across the country. Additionally, we host semi-annual conferences in the United States, as well as Australian and European conferences, that provide product information and user workshops for our clients.

CLIENTS

    Our clients vary significantly in size and assets under management and include investment advisors, brokerage firms, banks, hedge funds, corporations, public funds, universities and non-profit organizations. At present, we have licensed products to over 6,500 institutions in 55 countries for use by more than 60,000 concurrent users.

SALES AND MARKETING

    We license and sell our products and services primarily through a direct sales organization comprised of field sales and telesales representatives. Our field sales force is organized by geographic region and is primarily responsible for selling our suite of products to mid-sized and large investment management organizations. We have sales offices in San Francisco, California; New York, New York; Cambridge, Massachusetts; Sydney and Melbourne, Australia; Oslo, Norway; Stockholm, Sweden; and Copenhagen, Denmark. Our telesales organization is primarily focused on selling our products to existing Axys clients and small and mid-sized investment management organizations. Our telesales representatives are located in San Francisco, California, and New York, New York. Our sales force is supported by extensive, ongoing product and sales training.

    Our marketing department is responsible for assessing market opportunities, product planning and management and specific sales support. In addition to its traditional marketing functions, our marketing organization is actively involved in a process called "Market Validation."(SM) Market Validation uses a system of interaction with and input from potential and existing clients, product development, sales and client services and support departments to define the scope, features and functionality of new products and product upgrades. In addition, our product managers are responsible for all phases of a product life cycle from product development through product introduction and beyond. Our marketing department is also responsible for corporate marketing, including generating client leads, targeted direct mail campaigns, seminars, advertising, trade shows and conferences and public relations efforts and also provides the sales force with appropriate written and electronic materials to use during the sales process.

PRODUCT DEVELOPMENT

    In recent years, we have substantially increased our product development expenditures in order to accelerate the rate of new product introductions, incorporate new technologies and sustain the quality of our products. In 2001, 2000, and 1999, our product development expenditures were approximately $27.4 million, $21.6 million, and $16.8 million respectively. Our product development activities include the identification and validation of product specifications as well as engineering, quality assurance and documentation.

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

COMPETITION

    The market for investment management software is divided by the relative size of the organizations that manage investment portfolios. The market is intensely competitive and highly fragmented, subject to rapid change and highly sensitive to new product introductions and marketing efforts by industry participants. Our competitors include providers of software and related services as well as providers of timeshare services. Competitors vary in size, scope of services offered and platforms supported. In addition, we compete indirectly with existing and potential clients, many of whom develop their own software for their particular needs and therefore may be reluctant to license software products offered by independent vendors such as Advent. With respect to the market for our portfolio accounting products, we currently compete primarily with Financial Models Company, Inc., Shaw Data, a division of SunGard Data Systems, Inc.; Thomson Financial, a division of The Thomson Corporation; Security APL, a division of Checkfree Investment Services; Performance Technologies, a subsidiary of Charles Schwab and with a number of other companies. We believe that the principal competitive factors affecting our market include product performance and functionality, ease of use, scalability, ability to integrate external data sources, product and company reputation, client service and support and price. We may not compete successfully against current and future competitors, and competitive pressures could result in price reductions, reduced operating margins or the loss of market share.

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

EMPLOYEES

 As of December 31, 2001, we had approximately 837 employees on a full-time basis, including 88 in sales, 201 in professional services, 44 in marketing, 249 in product development, 129 in client services and support and 126 in finance, administration, operations and general management. We believe that we maintain competitive compensation, benefits, equity participation and work environment policies to assist in attracting and retaining qualified personnel. Our success depends to a significant extent upon the continued contributions of our senior management and other key personnel, many of who would be difficult to replace. The loss of the service of one or more senior managers or other employees could have a material adverse effect upon our business, operating results and financial condition. None of our employees are represented by a labor union. We have not experienced any work stoppages and we believe our employee relations are good.

ITEM 2. PROPERTIES

 Our principal executive offices are located in San Francisco, California where we lease approximately 59,000 square feet under a lease that expires in 2008 with a five-year extension option; approximately 32,000 square feet under a lease that expires in 2004 with a five-year extension option; and approximately 18,400 square feet under a lease that expires in 2005 with a five-year extension option. We lease two separate offices in New York; approximately 30,100 square feet under a lease that expires in 2010 with a five-year extension option and approximately 29,000 square feet under a lease that expires in 2008 with a five-year extension option. We also lease space (typically less than 10,000 square feet) in various geographic locations throughout the United States; Sydney and Melbourne, Australia; Oslo, Norway; Stockholm, Sweden; and Copenhagen, Denmark, primarily for sales and support personnel. We believe that these facilities are adequate for our near-term needs and that suitable additional or alternative space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

 From time to time we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

 On November 8, 2001, Charles Schwab & Co, Inc. ("Schwab") filed suit against us alleging claims for declaratory relief, anticipatory breach of contract and breach of the covenant of good faith and fair dealing, arising from our intention to cease maintenance of an existing software interface that allows institutional investment customers to download data received from Schwab's systems into our software product used by the investment customers. We intended to cease maintenance of the existing interface and to transition to a new, and what we believe to be improved, software interface (the "Advent Custodial Data" or "ACD" system). On December 11, 2001, Schwab filed a motion for preliminary injunction seeking to enjoin us from ceasing maintenance of the existing interface. On December 17, 2001, we filed a motion to dismiss the action and compel arbitration of the suit. On December 24, 2001, we filed a demurrer to Schwab's complaint, challenging the sufficiency of the allegations in Schwab's complaint. On January 11, 2002, the court signed an order granting Schwab's motion for preliminary injunction and denying our request for arbitration. On January 28, 2002, the court overruled our demurrer to Schwab's complaint and directed Schwab to answer the complaint. The parties are currently investigating potential avenues of resolution, and we continue to evaluate the merits of Schwab's claims and our defenses. At this time it is too early to estimate any potential losses from this action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

    None.

                                     PART I

                      EXECUTIVE OFFICERS OF THE REGISTRANT

 The following sets forth certain information regarding the executive officers of Advent as of March 11, 2002:


                  NAME              AGE                   POSITION
        ------------------------   -----   -------------------------------------
        Stephanie G. DiMarco         44    Chairman of the Board
        Peter M. Caswell             45    President and Chief Executive Officer


        Lily S. Chang                53    Executive Vice President and Chief Technology Officer
        Collin A. Cohen              38    Executive Vice President, Corporate and New Business Development
        John Geraci                  49    Executive Vice President, Eastern Operations/Europe
        Irv Lichtenwald              46    Executive Vice President, Chief Financial Officer and Secretary
        Armistead D. Puryear         55    Senior Vice President, Sales


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

  Mr. Cohen joined Advent in March 1998 as Vice President of Corporate Development. He is currently an Executive Vice President responsible for the Client Solutions Group and for Corporate and New Business Development. Prior to joining Advent, Mr. Cohen was a Principal at American Industrial Partners, a buyout fund managing approximately $800 million in equity. Mr. Cohen also was a Senior Manager at Bain & Company, a leading international management consulting firm. Mr. Cohen holds an M.B.A. from Harvard University and a B.A. from Stanford University.

  Mr. Geraci joined Advent Software in April of 2001 and became an Executive Officer in August 2001 as our Executive Vice President, Eastern Operations/Europe. Mr. Geraci has 21 years of experience in the applications software industry. Prior to joining Advent, Mr. Geraci spent three and one-half years with IMI Software as President IMI Americas and Chief Operating Officer. IMI specialized in complex, mission critical order management software. Additionally, Mr. Geraci was Senior Vice President of Western Europe for MSA Software as well as President of Information Associates. Prior to his business experience, Mr. Geraci spent 6 years in the United States Army. He received a Bachelor degree from the US Military Academy at West Point and an Executive MBA from Emory University.

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

                                     PART II

  With the exception of the information incorporated by reference to the 2001 Annual Report to Stockholders in Part II of this Form 10-K, Advent's 2001 Annual Report to Stockholders is not deemed to be filed as part of this Form 10-K.

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  We have approximately 63 stockholders of record at March 11, 2002. Because many of our shares of Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. Other information required by this Item is incorporated by reference to the sections entitled "Selected Financial Data - Price Range of Common Stock" and "Corporate Information - Stock Information" in our 2001 Annual Report to Stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

  Other information required by this Item is incorporated by reference to the sections entitled "Selected Financial Data - Selected Annual Data" and "Selected Financial Data - Selected Quarterly Data" in our 2001 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this Item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2001 Annual Report to Stockholders.


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

    Our stock price has fluctuated significantly since our initial public offering in November 1995. Like many companies in the technology and emerging growth sector, our stock price may be subject to wide fluctuations, particularly during times of high market volatility. If net revenues or earnings in any quarter fail to meet the investment community's expectations, our stock price is likely to decline. In addition, our stock price may be affected by trends in the financial service sector and by broader market trends unrelated to our performance.

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

WE DEPEND HEAVILY ON OUR PRODUCT, AXYS.

    In 2001, 2000, and 1999, we derived a majority of our net revenues from the licensing of Axys, part of our Advent Office suite, and related applications and services. In addition, many of our other applications, such as Moxy, Qube and various data interfaces were designed to operate with Axys to provide an integrated solution. As a result, we believe that a majority of our net revenues, for the foreseeable future, will depend upon continued market acceptance of Axys, enhancements or upgrades to Axys and related products and services.

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

DIFFICULTIES IN INTEGRATING OUR ACQUISITIONS COULD ADVERSELY IMPACT OUR BUSINESS AND WE FACE RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS, INVESTMENTS OR DIVESTITURES.

    In 2001 we completed acquisitions of Rex Development Partners, L.P., NPO Solutions, Inc., ManagerLink.com and our Scandinavian distributors located in Norway, Sweden and Denmark and signed a definitive agreement to acquire Kinexus Corporation, which acquisition was completed in February 2002. Our acquisition of Kinexus Corporation is our largest acquisition to date, and the number of acquisitions completed in 2001 is unprecedented for us.

The complex process of integrating Kinexus and our other acquisitions has required and will continue to require significant resources, particularly in light of our relative inexperience integrating acquisitions. Integrating these acquisitions has been and will continue to be time consuming, expensive and disruptive to our business. This integration process has strained our financial and managerial controls and reporting systems and procedures, and has resulted in the diversion of management and financial resources from our core business objectives. Failure to achieve the anticipated benefits of these acquisitions or to successfully integrate the operations of these entities could harm our business, results of operations and cash flows. We may not realize the benefits we anticipate from these acquisitions because of the following significant challenges:

    o expected synergy benefits from these acquisitions, such as lower costs, may not be realized or may be realized more slowly than anticipated, particularly with regard to costs associated with a reduction in headcount and facilities;

    o   potentially incompatible cultural differences between the companies;

    o incorporating these companies' technologies and products into our current and future product lines;

    o geographic dispersion of operations and the complexities of international operations;

    o integrating the technical teams of these companies with our engineering organizations;

    o   generating market demand for an expanded product line;

    o integrating the products of these companies with our business, because we do not have distribution, manufacturing, marketing or support experience for these products;

    o the difficulty of leveraging our combined technologies and capabilities across all product lines and customer bases; and

    o our inability to retain previous customers or employees of these entities.

We have incurred and expect to continue to incur significant costs and commit significant management time integrating the operations, technology, development programs, products, information systems, customers and personnel of these acquisitions. These costs have been and will likely continue to be substantial and include costs for:

    o integrating and reorganizing operations, including combining teams, facilities and processes in various functional areas;

    o identifying duplicative or redundant resources and facilities, developing plans for resource consolidation and implementing those plans;

    o fees and expenses of professionals and consultants involved in completing the integration process;

    o   settling existing liabilities of these companies;

    o uncovering through our audit process new issues reflected on the companies' financial statements;

    o   costs associated with vacating, subleasing and closing facilities;

    o   employee relocation, redeployment or severance costs;

    o   integrating technology and products; and

    o other transaction costs associated with the acquisition, including financial advisor, attorney, accountant and exchange agent fees.

We may make additional acquisitions of complementary companies, products or technologies in the future which would further exacerbate these issues. In addition, we continually evaluate the performance of all our products and product lines and may sell or discontinue current products or product lines. Failure to achieve the anticipated benefits of any future acquisition or divestiture could also harm our business, results of operations and cash flows. Furthermore, we may have to incur debt, write-off investments, infrastructure costs or other assets, incur severance liabilities, write-off impaired goodwill or other intangible assets or issue equity securities to pay for any future acquisitions. The issuance of equity securities could dilute our existing stockholders' ownership. Finally, we may not identify suitable businesses to acquire or negotiate acceptable terms for acquisitions.

GENERAL ECONOMIC CONDITIONS MAY REDUCE OUR REVENUES.

    We believe that the market for large management software systems may be negatively impacted by a number of factors, including reductions in capital expenditures by large customers; poor performance of major financial markets, and increasing competition. Those factors may, in turn, give rise to a number of market trends that may slow revenue growth across the industry, including longer sales cycles, deferral or delay of information technology projects and generally reduced expenditures for software and related services, and increased price competition.

    If the current economic slowdown continues, the presence of these factors in the market for large management software systems could materially adversely affect our business and results of operations.

BUSINESS INTERRUPTIONS COULD ADVERSELY AFFECT OUR BUSINESS.

    Our operations are exposed to interruption by fire, earthquake, power loss, telecommunications failure, and other events beyond our control.

    Additionally, we are vulnerable to interruption caused by political and terrorist incidents. Our facilities in New York were temporarily closed due to the September 11, 2001 terrorist attacks. Immediately after the terrorist attacks, our clients who were located in the World Trade Center area were concentrating on disaster recovery rather than licensing additional software components, while the grounding of transportation impeded our ability to deliver professional services at client sites. Additionally, during the temporary closure of the U.S. stock markets, our clients did not use our market data services. Such interruptions could affect our ability to sell and deliver products and services and other critical functions of our business and could seriously harm us. Further, such attacks could cause instability in the financial markets upon which we depend.

    WE ARE CONTINUING TO EXPAND OUR INTERNET BASED PRODUCTS.

    To take advantage of the internet, we are continuing to develop services to bring internet-based products and services to clients. As we develop these new products and services, we have entered, and will continue to enter, into development agreements with information providers, clients or other companies in order to accelerate the delivery of new products and services. We may not be successful in marketing our internet services or in developing other internet services. Additionally, we may not be successful in being able to replace our current technology with new technology. Our failure to do so could seriously harm our business. In addition, we cannot assure you that there will not be disruptions in internet services beyond our control or that of our third party vendors. Any such disruptions could harm our business.

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

WE FACE RISKS RELATED TO OUR NEW BUSINESS AREAS.

    We have expanded in recent periods into a number of new business areas to foster long-term growth including international operations, strategic alliances, and Advent TrustedNetwork. These areas are still relatively new to our product development and sales personnel. New business areas require significant management time and resources prior to generating significant revenues and may divert management from our core business. There is no assurance that we will compete effectively or will generate significant revenues in these areas. The success of our ability to develop and market new internet based products and services, in particular, is difficult to predict because it represents a new area of business for our entire industry. Additionally, to help manage our growth, we will need to continually improve our operational, financial, management and information systems and controls.

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

WE FACE CHALLENGES IN EXPANDING OUR INTERNATIONAL OPERATIONS.

    We market and sell our products in the United States and, to a lesser extent, internationally. In November 1998, we established a subsidiary located in Australia, Advent Australia Pty. Ltd., to market and license our products in Australia. In addition, we entered into a distributor relationship in 1999 with Advent Europe, an independent distributor of our products in selected European markets. In November 2001, we acquired the Norwegian, Swedish, and Danish companies of this independent distributor. In order to further expand our international operations, we will need to continue to establish additional facilities, acquire other businesses or enter into additional distribution relationships in other parts of the world. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. We cannot be certain that our establishment of facilities in other countries will produce desired levels of revenue. We currently have limited experience in developing localized versions of our products and marketing and distributing our products internationally. In addition, international operations are subject to other inherent risks, including:

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

      o   Potentially adverse tax consequences; and

      o   Political and economic instability.


    The revenues, expenses, assets and liabilities of our international subsidiaries are primarily denominated in local currencies. We have not historically undertaken foreign exchange hedging transactions to cover potential foreign currency exposure. Future fluctuations in currency exchange rates may adversely affect revenues from international sales and the U.S. dollar value of our foreign subsidiaries' revenues, expenses, assets and liabilities. Our international revenues from our distributors are generally denominated in U.S. dollars.

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

WE MUST RETAIN KEY EMPLOYEES AND RECRUIT QUALIFIED TECHNICAL AND SALES
PERSONNEL.

    We believe that our success will depend on the continued employment of our senior management and key technical personnel, none of who has an employment agreement with us. Additionally, our continued success depends, in part, on our ability to identify, attract, motivate and retain qualified technical, sales and other personnel. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, backgrounds and industry experience. Competition for qualified engineers, particularly in Northern California and the San Francisco Bay Area, is intense. The loss of the services of a significant number of our engineers or sales people could be disruptive to our development efforts or business relationships and could seriously harm our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Much of our revenue and capital spending is transacted in U.S. dollars. However, since the formation of our subsidiaries in Australia and Scandinavia, whose revenues, expenses and capital spending are transacted in local currencies, we have greater exposure to foreign currency fluctuations. Results of operations from our international subsidiaries are not material to our operating results; therefore, we believe that foreign currency exchange rates should not materially adversely affect our overall financial position, results of operations or cash flows. We believe that the fair value of our investment portfolio or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our investment portfolio. However, immediate sharp increases in interest rates could have a material adverse affect on the fair value of our investment portfolio. Conversely, immediate sharp declines in interest rates could seriously harm interest earnings of our investment portfolio.

  The table below presents principal amounts by expected maturity (in U.S. dollars) and related weighted average interest rates by year of maturity for our investment portfolio.


                                                                            ESTIMATED FAIR VALUE

                                                                               AT DECEMBER 31,

                                                            2002             2003           2004            Total

Federal Instruments                                    $   18,250,000   $   11,750,000   $  6,000,000   $  36,000,000
Weighted Average Interest Rate                                   3.76             3.01           3.96            3.55

Commercial Paper & Short-term obligations              $   92,970,000   $            -   $          -   $  92,970,000
Weighted Average Interest Rate                                   2.16                                            2.16

Corporate Notes & Bonds                                $   30,401,000   $   12,735,000   $  4,381,000   $  47,517,000
Weighted Average Interest Rate                                   5.20             6.23           7.26            5.68

Municipal Notes & Bonds                                $    4,000,000   $   22,400,000   $  1,500,000   $  27,900,000
Weighted Average Interest Rate                                   4.50             5.58           5.25            5.44
                                                       --------------------------------------------------------------
TOTAL PORTFOLIO, EXCLUDING EQUITY SECURITIES           $  145,621,000   $   46,885,000   $ 11,881,000   $ 204,387,000

  At December 31, 2001, cash, cash equivalents and short-term marketable securities totaled approximately $288.6 million, which is comprised of the $204.4 million in our investment portfolio presented above and an additional $84.2 million in cash and cash equivalents.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        (1) Financial Statements.

               The following financial statements of Advent and the Report of
            Independent Accountants are incorporated by reference to page 36 through 56 of our 2001 Annual Report to Stockholders:

                Consolidated Balance Sheets - December 31, 2001 and 2000

                Consolidated Statements of Income and Comprehensive Income - Years Ended December 31, 2001, 2000, and 1999

                Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2001, 2000, and 1999

                Consolidated Statements of Cash Flows - Years Ended December 31, 2001, 2000, and 1999

                Notes to Consolidated Financial Statements

                Report of Independent Accountants


        (2) Financial Statement Schedule.

               The following financial statement schedule for the years ended
            December 31, 2001, 2000, and 1999 is filed as part of this Form 10-K and should be read in conjunction with our Consolidated Financial Statements.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item relating to our directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act") is included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in our Proxy Statement for the 2002 Annual Meeting of Stockholders and is incorporated by reference. The information required by this item relating to our executive officers and key employees is included under the caption "Executive Officers of the Registrant" under Item 4 in Part I of this Form 10-K.

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

                      EXHIBIT
                      NUMBER                  DESCRIPTION OF DOCUMENT
                      --------  ------------------------------------------------


                    2.1++++  Agreement and Plan of Merger by and among Advent
                             Software, Inc., Kayak Acquisition Corp, and
                             Kinexus Corporation dated as of December 31,
                             2001.
                    3.1****  Second Amended and Restated Certificate of Incorporation of Registrant.
                     3.2***  Amended and Restated Bylaws of Registrant.
                       4.1+  Specimen Common Stock Certificate of Registrant.
                      10.1+  Form of Indemnification Agreement for Executive Officers and Directors.
                     10.2++  1992 Stock Plan, as amended.
                      10.3+  1993 Profit Sharing & Employee Savings Plan, as amended.
                      10.4+  1995 Employee Stock Purchase Plan.
                    10.5+++  1995 Director Option Plan.
                       10.6  2002 Stock Option Plan
                      10.7+  Severance Agreement between Advent and Peter M. Caswell dated December
                             10, 1993.
                     10.8+*  Agreement between Advent and Interactive Data
                             Corporation dated January 1, 1995.
                     10.9**  Office Lease dated August 1, 1998, between SOMA Partners, L.P. and
                             Advent for facilities located at 301 Brannan in San Francisco,
                             California.
                   10.10***  Office Lease dated July 22, 1999, between 405
                             Lexington, L.L.C. and Advent for facilities
                             located at 666 Third Avenue in New York, New
                             York.
                       13.1  Selected Portions of Advent Software, Inc.'s 2001 Annual Report to
                             Stockholders.
                       21.1  Subsidiaries of Advent.
                       23.1  Consent of PricewaterhouseCoopers LLP, Independent Accountants.
                       24.1  Power of Attorney (included on page 19 of this Form 10-K).
                 ----------
                 +         Incorporated by reference to the exhibit filed
                           with Advent's registration statement filed on Form
                           SB-2 (commission file number 33-97912-LA),
                           declared effective on November 15, 1995
                 ++        Incorporated by reference to the exhibit filed
                           with Advent's registration statement filed on Form
                           S-8 on May 28, 1999.
                 +++       Incorporated by reference to the exhibit filed
                           with Advent's registration statement filed on Form
                           S-8 on August 11, 2000.
                 ++++      Incorporated by reference to the exhibit filed
                           with Advent's report on Form 8-K filed February
                           28, 2002.
                 *         Confidential treatment requested as to certain portions of this exhibit.
                 **        Incorporated by reference to Advent's Annual Report on Form 10-K for the year ended December 31, 1998.
                 ***       Incorporated by reference to Advent's Annual
                           Report on Form 10-K for the year ended December
                           31, 1999.
                 ****      Incorporated by reference to Advent's Annual
                           Report on Form 10K for the year ended December 31,
                           2000.

         (b) Reports on Form 8-K

             None.
                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March, 2002.

                                                 ADVENT SOFTWARE, INC.

                                                 By: /s/ Peter M. Caswell
                                                     ---------------------
                                                 Peter M. Caswell
                                                 CHIEF EXECUTIVE OFFICER,
                                                 PRESIDENT AND DIRECTOR

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


                       SIGNATURE                                  TITLE                                  DATE
           ----------------------------------       -------------------------------------          ---------------

           /s/ Peter M. Caswell                     Chief Executive Officer, President             March 15, 2002
           --------------------                     and Director
           Peter M. Caswell                         (Principal Executive Officer)

           /s/ Irv H. Lichtenwald                   Executive Vice President, Chief                March 15, 2002
           ----------------------                   Financial Officer and Secretary
           Irv H. Lichtenwald                       (Principal Financial Officer)

           /s/ Patricia Voll                        Vice President, Finance                        March 15, 2002
           ------------------                       (Principal Accounting Officer)
           Patricia Voll

           /s/ Stephanie G. Dimarco                 Chairman of the Board and                      March 15, 2002
           ------------------------                 Director
           Stephanie G. DiMarco

           /s/ Frank H. Robinson                    Director                                       March 15, 2002
           ---------------------
           Frank H. Robinson

           /s/ Wendell G. Van Auken                 Director                                       March 15, 2002
           ------------------------
           Wendell G. Van Auken

           /s/ William F. Zuendt                    Director                                       March 15, 2002
           ---------------------
           William F. Zuendt

           /s/ Monte Zweben                         Director                                       March 15, 2002
           ----------------
           Monte Zweben



REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Advent Software, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 4, 2002, except for the matters discussed in Note 10, as to which the date is February 14, 2002, which appear in Advent Software, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001, also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP

San Jose, California
February 4, 2002

                                                                                                   SCHEDULE II

                              ADVENT SOFTWARE, INC

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001


                                                       ADDITIONS
                                       BALANCE AT       CHARGED       CHARGED                     BALANCE AT
                                       BEGINNING          TO          TO OTHER                      END OF
              DESCRIPTION              OF PERIOD        EXPENSE       ACCOUNTS     DEDUCTIONS       PERIOD
------------------------------------ --------------- -------------- ------------- -------------- -------------
Allowance for doubtful accounts:
                 1999                    $  362,000    $ 1,130,000       --         $   776,000    $  716,000
                 2000                    $  716,000    $ 1,154,000       --         $   907,000    $  963,000
                 2001                    $  963,000    $ 3,105,000       --         $ 1,348,000    $2,720,000


                                                      ADDITIONS
                                       BALANCE AT      CHARGED       CHARGED                     BALANCE AT
                                       BEGINNING          TO        TO OTHER                       END OF
              DESCRIPTION              OF PERIOD       EXPENSE      ACCOUNTS      DEDUCTIONS       PERIOD
------------------------------------ --------------- ------------- ------------  -------------  -------------
Allowance for returns:
                 1999                   $   557,000   $ 1,890,000      --         $ 1,550,000    $   897,000
                 2000                   $   897,000   $ 1,493,000      --         $ 1,210,000    $ 1,180,000
                 2001                   $ 1,180,000   $ 1,935,000      --         $ 1,675,000    $ 1,440,000