Form 10-Q
period 2002-03-31
ADVENT SOFTWARE INC /DE/
filed 2002-05-15
CIK 1002225

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number:     0-26994

ADVENT SOFTWARE, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-2901952
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Yes ☒     No ☐

The number of shares of the Registrant’s Common Stock outstanding as of April 30, 2002 was 34,767,123.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001
(in thousands)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$103,919	$166,794
Short-term marketable securities	131,890	121,756
Accounts receivable, net	44,582	49,930
Prepaid expenses and other	10,126	9,451
Deferred income taxes	16,720	10,935
Total current assets	307,237	358,866
Property and equipment, net	28,927	26,090
Other assets, net	156,382	68,719
Total assets	$492,546	$453,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,384	$2,408
Accrued liabilities	15,844	13,520
Deferred revenues	27,795	25,907
Income taxes payable	7,518	5,767
Total current liabilities	55,541	47,602
Long-term liabilities	9,285	1,684
Total liabilities	64,826	49,286
Committments and contingencies (Note 6)
Stockholders’ equity:
Common stock	348	342
Additional paid-in capital	334,013	317,548
Retained earnings	93,930	86,621
Cumulative other comprehensive loss	(571)	(122)
Total stockholders’ equity	427,720	404,389
Total liabilities and stockholders’ equity	$492,546	$453,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2002	2001
(in thousands, except per share data)	(unaudited)
Revenues:
License and development fees	$23,010	$17,086
Maintenance and other recurring	21,508	14,938
Professional services and other	4,679	4,668
Net revenues	49,197	36,692
Cost of revenues:
License and development fees	1,782	1,500
Maintenance and other recurring	5,301	3,881
Professional services and other	1,585	1,572
Total cost of revenues	8,668	6,953
Gross margin	40,529	29,739
Operating expenses:
Sales and marketing	15,370	12,088
Product development	9,091	5,926
General and administrative	4,788	3,529
Amortization of intangibles	1,867	665
Total operating expenses	31,116	22,208
Income from operations	9,413	7,531
Interest and other income, net	1,661	1,617
Income before income taxes	11,074	9,148
Provision for income taxes	3,765	3,110
Net income	$7,309	$6,038

Other comprehensive income, net of tax
Unrealized gain (loss) on marketable securities, net of tax	(439)	128
Foreign currency translations adjustment	(9)	(59)
Comprehensive income	$6,861	$6,107

NET INCOME PER SHARE DATA
Basic
Net income per share	$0.21	$0.20
Shares used in per share calculations	34,357	30,702

Diluted
Net income per share	$0.20	$0.18
Shares used in per share calculations	37,222	34,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2002	2001
(in thousands)	(unaudited)
Cash flows from operating activities:
Net income	$7,309	$6,038
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash stock compensation	75	37
Depreciation and amortization	4,018	1,965
Provision for doubtful accounts and returns reserve	1,264	1,587
Other-than-temporary loss on investments	900	—
(Gain)/Loss on investments	(246)	—
Deferred income taxes	(245)	—
Other	(483)	171
Cash provided by (used in) operating assets and liabilities net of acquisitions:
Accounts receivable	(440)	(2,533)
Prepaid and other current assets	(495)	(1,719)
Accounts payable	932	(402)
Accrued liabilities	(206)	698
Deferred revenues	(2,130)	1,371
Income taxes payable	(228)	827
Net cash provided by operating activities	$10,025	8,040

Cash flows from investing activities:
Net cash used in acquisitions including payments of net assumed liabilities	(59,963)	(8,455)
Purchases of other investments	(7,819)	—
Proceeds from sales and maturities of other investments	1,831	—
Acquisition of fixed assets	(1,455)	(2,227)
Purchases of short-term marketable securities	(41,088)	—
Sales of short-term marketable securities	30,849	—
Deposits and other	(3,085)	(3,130)
Net cash used in investing activities	(80,730)	(13,812)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,896	3,228
Proceeds from issuance and exercise of warrants	2	5,000
Net cash provided by financing activities	7,898	8,228

Effect of exchange rate changes on cash and cash equivalents	(68)	(5)

Net increase (decrease) in cash and cash equivalents	(62,875)	2,451
Cash and cash equivalents at beginning of period	166,794	152,432
Cash and cash equivalents at end of period	$103,919	$154,883

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,891	$2,204
Unrealized loss on marketable securities, net of tax	$439	$128

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

We prepared the condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. We recommend that these interim financial statements be read in conjunction with the audited financial statements and related notes included in our 2001 Annual Report on Form 10-K filed with the SEC. Interim results are not necessarily indicative of the results to be expected for the full year.

In our opinion, the condensed consolidated financial statements include all adjustments necessary to present fairly the financial position and results of operations for each interim period shown.

2.              Net Income Per Share

(in thousands, except per share data)	Three Months Ended, March 31,
	2002	2001
Net Income	$7,309	$6,038
Reconciliation of shares used in basic and diluted per share calculations

Basic
Weighted average common shares outstanding	34,357	30,702
Basic net income per share	$0.21	$0.20

Diluted
Weighted average common shares outstanding	34,357	30,702
Dilutive effect of stock options	2,865	3,459
Shares used in diluted net income per share calculation	37,222	34,161
Diluted net income per share	$0.20	$0.18

Options and warrants outstanding at March 31, 2002 and 2001 not included in the computation of diluted EPS because the exercise price was greater than the average market price	793	1,001
Price range of options not used in diluted EPS calculation	$55.800 - 60.375	$45.375 - $60.375

3. Acquisition

On February 14, 2002, we acquired Kinexus Corporation of New York, New York.  Kinexus provides internal account aggregation and manual data management services which we will use in our Advent TrustedNetwork service. The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the tangible and intangible assets and liabilities acquired on the basis of their respective fair values on the acquisition date. The results of operations are included in the consolidated financial statements beginning on the acquisition date. In order to further increase our deployment of Advent

TrustedNetwork, we acquired Kinexus at amounts exceeding the tangible and identifiable intangible fair values of assets and liabilities resulting in goodwill of $29.4 million.

The total purchase price of approximately $45.5 million included cash of approximately $34 million, closing costs of $3 million and a warrant to purchase 165,176 shares of our Common Stock valued at $8.5 million.   The fair value of the warrant was calculated using the Black-Scholes method using the following assumptions:  Fair value of common stock of $51.34 per share, interest rate of 3%, volatility of 65.9% and a dividend rate of zero.  The warrant had an exercise price of $0.01 per share and was exercised in February 2002. There is $3.8 million of additional contingent consideration that is held in escrow for 14 months, which if released will be recorded as additional goodwill.  There is also a potential earn-out distribution to shareholders of up to $115 million over the next two years in cash or stock at the option of Advent under a formula based on revenue and expenses measured based on the years ended December 31, 2002 and 2003, which if earned will be recorded as additional goodwill.

The preliminary allocation of the purchase price to tangible and intangible assets and liabilities at February 14, 2002 is summarized below (in thousands):

	Estimated Remaining Useful Life	Balance at February 14, 2002
Goodwill		$29,388
Existing technologies	3 Years	3,900
Existing technologies — internal	2 Years	498
Core technologies	3 Years	2,100
Trade name/trademarks	3 Years	600
Contracts and customer relationships	3 Years	9,400
Tangible assets		3,593
Net deferred tax assets		39,807
Liabilities assumed		(43,748)
Total Purchase Price		$45,538

Liabilities assumed of $43.7 million include cash advances from Advent of $4.9 million, estimated change-in-control separation obligations of $11.1 million and estimated long-term lease obligations of $8.2 million.  The purchase price is subject to further refinement and change over the next year due primarily to assessing the liabilities assumed.  The amount allocated to intangibles was determined based on management’s estimates using established valuation techniques.

The following proforma supplemental information presents selected financial information as though the purchase of Kinexus had been completed as of the beginning of the periods being reported on and after giving effect to purchase accounting adjustments.  The pro forma consolidated net income (loss) include certain pro forma adjustments, primarily the amortization of identifiable intangible assets, tax provision (benefit) adjustments on pro forma pre-tax income (loss) at a statutory tax rate of 41% and the elimination of interest income on cash used in the acquisition. The pro forma consolidated information below does not include acquisitions completed in 2001 as they were not material (in thousands, except earnings per share):

	Three Months Ended March 31,
	2002	2001
Revenue	$49,673	$38,524
Net income (loss)	$4,344	$(77)
Basic net income (loss) per share	$0.13	$(0.00)
Diluted net income (loss) per share	$0.12	$(0.00)

4. Other Assets

                        Components of other assets were as follows (in thousands):

	Weighted-Average	March 31,	December 31,
	Amortization Period	2002	2001
Goodwill, net		$41,367	$12,650
Purchased technologies	4.4 years	16,195	10,600
Customer relationships	4.2 years	19,005	10,438
Other intangibles	4.6 years	1,106	637
Deferred tax assets		39,414	3,147
Long-term equity investments		22,624	17,905
Other		16,671	13,342
		$156,382	$68,719

We adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets” in the first fiscal quarter of 2002.  SFAS 142 supercedes Accounting Principles Board Opinion No. 17 “Intangible Assets” and discontinues the amortization of goodwill.  SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. We expect to complete that first step of the goodwill impairment test during the second quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of our fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process, which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS 142 will be completed during the second quarter of 2002. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the second quarter 2002. We have not yet determined what effect these impairment tests will have on our financial position or results of operations.

The changes in the carrying value of goodwill and intangible assets for the three months ended March 31, 2002 were as follows (in thousands):

	Gross	Accumulated Amortization	Net
Goodwill
Balance at December 31, 2001	$15,946	$3,296	$12,650
Additions	29,388	—	29,388
Adjustment related to prior acquisition	(671)	—	(671)
Balance at March 3, 2002	$44,663	$3,296	$41,367

Intangibles
Balance at December 31, 2001	$26,393	$4,718	$21,675
Additions	16,498	—	16,498
Amortization		1,867	(1,867)
Balance at March 31, 2002	$42,891	$6,585	$36,306

The estimated intangibles amortization expense for each year ended December 31 is: $8.3million for 2002; $8.3 million for 2003; $7.9 million for 2004; $3.1 million for 2005; $2.2 million for 2006; and $0.5 million thereafter.

Net income on a proforma basis, excluding goodwill amortization expense, would have been as follows (in thousands, except per share data):

	Three months ended March 31,
	2002	2001
Net Income
Reported net income	$7,309	$6,038
Add: goodwill amortization, net of tax	—	186
Adjusted net income	$7,309	$6,224

Basic net income per share
Reported net income per share	$0.21	$0.20
Goodwill amortization	—	—
Adjusted net income per share	$0.21	$0.20
Shares used in per share calculation	34,357	30,702

Diluted net ncome per share
Reported net income per share	$0.20	$0.18
Goodwill amortization	—	—
Adjusted net income per share	$0.20	$0.18
Shares used in per share calculation	37,222	34,161

5. Stock Buyback

In March 2001, Advent’s Board of Directors authorized the repurchase of up to one million shares of outstanding Common Stock.  On May 9, 2002, the Board of Directors authorized an expansion of this existing repurchase program to add an additional one million shares.   A total of 430,000 shares were repurchased in 2001 with no further repurchases in 2002 to date. The purchases may be made, from time to time, on the open market or in privately negotiated transactions and will be funded from available working capital.  The repurchase program will allow us to help manage the dilution of our shares from our employee stock programs.

6. Commitments and Contingencies

A European distributor and its subsidiaries that operate in certain European locations have the exclusive right to sell our software in the European Union, excluding certain locations, until July 1, 2004 subject to achieving certain revenue levels. During this period the distributor also has the contingent right to require us to purchase any one or any group of their subsidiaries. Our requirement to purchase is contingent upon the distributor achieving specified operating margins greater than 20% and specified customer satisfaction criteria. The purchase price would be two times the preceding twelve months total revenue of the purchased subsidiaries plus potential additional consideration equal to 50% of operating margins greater than 20% that are achieved in the two years subsequent to our acquisition. In addition, Advent has the right to purchase any one or any group of the distributor’s subsidiaries under certain conditions. In the event these rights are exercised by Advent or the distributor, the purchase of these subsidiaries would principally result in an increase in intangible assets, goodwill and amortization of intangible assets.

In May 2002 we were notified by the European distributor that they may have met the criteria that would require us to purchase its Greek subsidiary.  We have not yet begun performing due diligence and evaluating the criteria. If the criteria are met, the purchase price is expected to be $6 million to $8 million and the transaction is expected to close sometime in the next few months.

Our operating lease commitments after 2001 increased to $81 million for the years 2002 through 2012, cumulatively, primarily due to a new operating lease signed in 2002 and leases assumed in connection with the Kinexus acquisition. Approximately $8 million related to vacant Kinexus facilities was included in net liabilities assumed.

On November 8, 2001, Charles Schwab & Co, Inc. (“Schwab”) filed suit against us alleging claims for declaratory relief, anticipatory breach of contract and breach of the covenant of good faith and fair dealing, arising from our intention to cease maintenance of an existing software interface that allows institutional investment customers to download data received from Schwab’s systems into our software product used by the investment customers. We intended to cease maintenance of the existing interface and to transition to a new, and what we believe to be improved, software interface (the “Advent Custodial Data” or “ACD” system). On December 11, 2001, Schwab filed a motion for preliminary injunction seeking to enjoin us from ceasing maintenance of the existing interface.

For nearly the entire period from February 8, 2002 through May 3, 2002, the parties agreed not to engage each other in litigation-related activity so that the parties could pursue settlement negotiations.  On March 15, 2002, we voluntarily agreed to extend maintenance of the existing interface through December 30, 2002.  On May 6, 2002, we filed our answer to Schwab’s complaint and filed a cross-complaint against Schwab for tortious interference with contractual relations, tortious interference with prospective business advantage, unfair competition in violation of the California Business and Professions Code, and common law unfair competition.  The parties are currently pursuing settlement negotiations.  At this time it is too early to predict the outcome of these negotiations or estimate any potential losses from this action.

We are subject to other legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

7. Subsequent Event

In May 2002, the Board of Directors of Encompys, Inc. informed us that it has decided to sell the assets of Encompys or wind down operations.  Encompys was formed in April 2001 by Accenture, Microsoft, Compaq and the Bank of New York to provide an Internet-based straight-through-processing solution for the global asset management community.  As a result, Advent will incur a one-time non-operating charge of $8.8 million for the quarter ended June 30, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

 You should read the following discussion in conjunction with our consolidated financial statements and related notes. Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated product offerings, gross margins and operating costs and expenses. Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors and Forward-Looking Statements” and elsewhere in this document as well as other information set forth in our Form 10-K for the year ended December 31, 2001, and other documents we file from time to time with the Securities and Exchange Commission.

Acquisitions

On February 14, 2002, we acquired Kinexus Corporation of New York, New York.  Kinexus provides internal account aggregation and manual data management services which we will use in our Advent TrustedNetwork service. The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the tangible and intangible assets and liabilities acquired on the basis of their respective fair values on the acquisition date. In order to further increase our deployment of Advent TrustedNetwork, we acquired Kinexus at amounts exceeding the tangible and identifiable intangible fair values of assets and liabilities resulting in goodwill of $29.4 million.

The total purchase price of approximately $45.5 million included cash of approximately $34 million, closing costs of $3 million and a warrant to purchase 165,176 shares of our Common Stock valued at $8.5 million.   The fair value of the warrant was calculated using the Black-Scholes method using the following assumptions:  Fair value of common stock of $51.34 per share, interest rate of 3%, volatility of 65.9% and a dividend rate of zero.  The warrant had an exercise price of $0.01 per share and was exercised in February 2002. There is $3.8 million of additional contingent consideration that is held in escrow for 14 months, which if released will be recorded as additional goodwill.  There is also a potential earn-out distribution to shareholders of up to $115 million over the next two years in cash or stock at the option of Advent under a formula based on revenue and expenses measured based on the years ended December 31, 2002 and 2003, which if earned will be recorded as additional goodwill.

The preliminary allocation of the purchase price to tangible and intangible assets and liabilities at February 14, 2002 is summarized below (in thousands):

	Estimated Remaining	Balance at
	Useful Life	February 14, 2002
Goodwill		$29,388
Existing technologies	3 Years	3,900
Existing technologies — internal	2 Years	498
Core technologies	3 Years	2,100
Trade name/trademarks	3 Years	600
Contracts and customer relationships	3 Years	9,400
Tangible assets		3,593
Net deferred tax assets		39,807
Liabilities assumed		(43,748)
Total Purchase Price		$45,538

Liabilities assumed of $43.7 million include cash advances from Advent of $4.9 million, estimated change-in-control separation obligations of $11.1 million and estimated long-term lease obligations of $8.2 million.  The purchase price is subject to further refinement and change over the next year due primarily to assessing the liabilities assumed.  The amount allocated to intangibles was determined based on management’s estimates using established valuation techniques.

Distributor Relationship

We rely on a number of strategic alliances to help us achieve market acceptance of our products and to leverage our development, sales, and marketing resources. In 1998 we established one such relationship with a company in Scandinavia to distribute our products within Scandinavia. In the third quarter of 1999, this distributor formed Advent Europe. Advent Europe and its subsidiaries have the exclusive right to distribute our software in the European Union, excluding certain locations, until July 1, 2004 subject to achieving certain revenue levels. Incorporated in The Netherlands, Advent Europe is an independent entity which is not financially backed by us and is entirely capitalized by independent third party investors. It makes tax and language modifications to Advent Office to fit the various needs of the local jurisdictions and then markets and licenses the Advent Office suite and related services. All transactions between Advent Europe and us are transacted in U.S. dollars and are arms length transactions. Revenue from sales to this distributor is recognized when the distributor submits a signed contract, the product has been delivered, the fee is fixed and determinable, and the resulting receivable is reasonably assured. Our revenues from this distributor in each of the three years ended December 31, 2001, 2000, and 1999 and in the quarter ended March 31, 2002, were less than 4% of our total net revenue.

Through July 1, 2004, subject to achieving certain revenue levels, Advent Europe also has the contingent right to require us to purchase any one or any group of their subsidiaries. Our requirement to purchase is contingent upon the distributor achieving specified operating margins in excess of 20% as well as customer satisfaction criteria as specified in the agreement. The purchase price would be two times the preceding twelve months total revenue of the purchased subsidiaries plus an earn-out equal to 50% of operating margins that exceed 20% for the two years after the acquisition. In addition, we have the right to purchase any one or any group of the distributor’s subsidiaries under certain conditions. In the event these rights are exercised by us or the distributor, the purchase of these subsidiaries would principally result in an increase in intangible assets, goodwill and amortization of intangible assets. In November 2001, we acquired three of Advent Europe’s companies located in Norway, Sweden, and Denmark. In addition to the purchase price paid for these three companies, there is potential additional consideration equal to 50% of operating margins greater than 20% that are achieved in the two years subsequent to our acquisition of these companies as described above.

In May 2002 we were notified by Advent Europe that they may have met the criteria that would require us to purchase its Greek subsidiary.  We have not yet begun performing due diligence and evaluating the criteria. If the criteria are met, the purchase price is expected to be $6 million to $8 million and the transaction is expected to close sometime in the next few months.

Results of Operations

REVENUES

          Our net revenues are made up of three components:  license and development fees, maintenance and recurring, and professional services and other.  Our net revenues for the first quarter of 2002 increased 34% to $49.2 million, compared with net revenues of $36.7 million for the same period in 2001.  This primarily reflects increases in license revenue and development fees as well as maintenance and other recurring revenues.

 License Revenue and Development Fees.  License revenue and development fees for the first quarter of 2002 increased 35% to $23 million compared with license revenue and development fees of $17.1 million for the first quarter of 2001.  The increase in license and development fees was primarily due to increased sales of the Advent Office suite and our Geneva software.

Maintenance and Other Recurring revenue.  Maintenance and other recurring revenue for the first quarter of 2002 increased 44% to $21.5 million, compared with maintenance and other recurring revenue of $15 million for the first quarter of 2001.  The increase was due primarily to an increase in the client base and higher average maintenance fees.  Higher average maintenance fees are primarily due to clients selecting more components for a full feature, multi-product solution and clients expanding the number of users and sites licensing our software.  Increased demand for pricing data and data services also contributed to the increase in maintenance and other recurring revenues.

Professional Services and Other Revenue.  Professional services and other revenue for the first quarter of 2002 remained constant at $4.7 million, compared with professional services and other revenue of $4.7 million for the first quarter of 2001.  The flat revenue between the first quarter of 2002 and the first quarter of 2001 reflects our continued encouragement of independent third-party implementers to provide services to our clients.

COST OF REVENUES

Our cost of revenues is made up of three components: cost of license and development fees, cost of maintenance and other recurring and cost of professional services and other.   Our cost of revenues for the first quarter of 2002 increased 24.5% to $8.7 million, compared with cost of revenues of $7 million for the first quarter of 2001.  Cost of revenues as a percentage of net revenues decreased to 18% from 19% for the three months ended March 31, 2002 and 2001, respectively.

Cost of License and Development Fees.  Cost of license and development fees revenue consists primarily of the cost of product media and duplication, manuals, packaging materials, the direct labor involved with producing and distributing our software; labor costs associated with generating development fees; and royalties paid to third parties.  Cost of license and development fees will fluctuate between periods due to the mix of license and development fee revenues.   The increase in costs, in absolute dollars, in each period is primarily related to increase in associated revenues.  Cost of license and development fees increased 18.9% to $1.8 million in the first quarter of 2002 from $1.5 million in the first quarter of 2001.  The increase in cost of license and development fees is directly related to the increase in license and development fees revenue.  Cost of license and development fees as a percentage of the related revenues decreased to 7.7% from 8.8% for the three months ended March 31, 2002 and 2001.  This decrease was due to changes in product mix and higher average deal size.

Cost of Maintenance and Other Recurring.  Cost of maintenance and other recurring revenues are primarily comprise of the direct costs of providing technical support and other services for recurring revenues, the engineering costs associated with product updates and royalties paid to third party subscription-based and transaction-based vendors.  Cost of maintenance and other recurring revenues increased 36% to $5.3 million for the first quarter of 2002 from $3.9 million for the first quarter of 2001.  This increase was due to additional staffing required to support a larger customer base, continued interface development and increased royalties paid to third party subscription-based and transaction-based vendors.  Cost of maintenance and other recurring revenues as a percentage of the related revenues decreased to 24.6% in the first quarter of 2002 from 26% in the first quarter of 2001.  The decrease was primarily due to economies of scale associated with absorbing personnel and related costs over a larger maintenance revenue base as well as changes in product mix.

Cost of Professional Services and Other.  Cost of professional services revenue primarily consists of personnel related costs associated with the client services and support organization in providing consulting, custom report writing, and conversions of data from clients’ previous systems.  To the extent that such personnel are not fully used in consulting, training, conversion or custom report writing projects, they are used by presales, marketing and engineering activities and the resultant costs are charged to operating expenses.  Cost of professional services and other revenue remained stable at $1.6 million for the first quarter of 2002, compared with $1.6 million for the same period in 2001.    Cost of professional services and other revenue as a percentage of the related revenues remained stable at 34% for both the first quarter of 2002 and first quarter 2001.

OPERATING EXPENSES

Sales and Marketing.  Sales and marketing expenses consist primarily of the cost of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows and seminars.  Our sales and marketing expenses for the first quarter of 2002 increased 27% to $15.4 million, compared with sales and marketing expenses of $12.1 million for the first quarter of 2001. The increase in expense for the three months ended March 31, 2002 was primarily due to an increase in sales and marketing personnel and increased sales and marketing in our core markets as well as in our efforts towards our Internet initiatives, including Advent TrustedNetwork and Wealthline.  Sales and marketing expenses as a percentage of net revenues decreased to 31% in the first quarter of 2002 compared to 33% in the first quarter of 2001.

Product Development. Research and development expenses consist primarily of salary and benefits for our development staff as well as contractors fees and other costs associated with the enhancements of existing products and services and development of new products and services.  Costs associated with product updates are included in cost of maintenance and other recurring revenue.  Our product development expenses for the first quarter of 2002 increased 53% to $9 million, compared with product development expenses of $5.9 million for the first quarter of 2001.  Product development expenses increased primarily due to a growth in personnel as we increased our product development efforts to accelerate the rate of product enhancements and new product introductions. Additionally, we have increased our expenditures to develop and launch Advent TrustedNetwork and our continued development of related wealth management solutions both released and unreleased.  Product development expenses as a percentage of net revenues increased to 18% from 16% for the first quarter of 2002 compared to the first quarter of 2001. The increase was primarily due to our continued  development of our wealth management solutions such as Advent TrustedNetwork and Wealthline.

General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations and general management, as well as legal and accounting expenses.  Our general and administrative expenses for the first quarter of 2002 increased 36% to $4.8 million, compared with general and administrative expenses of $3.5 million for the first quarter of 2001.  The increase was due to increased number of personnel and related costs to support our growth and increasing complexities of our business. General and administrative expenses as a percentage of net revenues remained stable at 10% in the first quarter of 2002, compared with 10% in the first quarter of 2001.

Amortization of Intangibles.  This amortization is based on the goodwill and other intangibles we recorded in connection with our acquisitions.  We typically record goodwill and other intangibles based on the application of established valuation techniques using our estimates of market potential, product introductions, technology trends, and any other relevant cash flow assumptions.  The revenues and costs associated with the goodwill and other intangibles have been materially consistent with these assumptions.  We periodically assess our estimates related to the valuation model to determine if assets acquired have been impaired.  If we determine that there has been impairment, there could be additional charges to income.  In accordance with FAS 142 issued in July 2001, we did not record any amortization of goodwill in the first quarter of 2002.  We recorded amortization of other intangibles totaling $1.9 million in the first quarter of 2002 compared with $0.4 million in the first quarter of 2001.  The increase is attributed to amortization of other intangibles associated with acquisitions of Rex Development Partners, NPO, ManagerLink.com, our Scandanavia distributors and Kinexus Corporation.

INTEREST AND OTHER INCOME, NET

Interest and other income, net consists primarily of interest income, as well as interest expense, realized gains and losses on investments that are other than temporary, and miscellaneous non-operating income and expense items.  Interest and other income, net was approximately $1.7 million in the first quarter of 2002, compared with $1.6 million in the first quarter of 2001, reflecting a minimal increase.  Net interest did not change significantly.  The increase included other-than-temporary net losses on investments of $0.9 million offset by $0.6 million attributable to non-cash fixed assets activity and a $0.3 million gain on sale of a private investment.

In May 2002, the Board of Directors of Encompys, Inc. informed us that it has decided to sell the assets of Encompys or wind down operations.  Encompys was formed in April 2001 by Accenture, Microsoft, Compaq and the Bank of New York to provide an Internet-based straight-through-processing solution for the global asset management community.  As a result, Advent will incur a one-time non-operating charge of $8.8 million for the quarter ended June 30, 2002.

PROVISION FOR INCOME TAXES

For the three months ended March 31, 2002 we recorded a tax provision of $3.8 million based on our pretax income using an effective tax rate of 34%, which is our anticipated effective tax rate for the fiscal year 2002.  The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved. We had an effective tax rate of 34% for fiscal 2001.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term marketable securities at March 31, 2002 were $235.8 million, decreasing by $52.8 million from $288.6 million at December 31, 2001. The decrease was primarily due to payments made in connection with the Kinexus acquisition, including a $34 million cash purchase price, $3 million in closing costs, $3.8 million of additional contingent consideration to be held in escrow for 14 months, $11.1 million for change-in-control separation payments and approximately $8 million in payments for other assumed Kinexus liabilities, partially offset by $10 million in cash generated from operations.

The net cash of $10 million provided by operating activities for the three months ended March 31, 2002 was primarily due to net income and increases in depreciation and amortization partially offset by a decrease in deferred revenue. Net cash used in investing activities of $80.7 million for the three months ended March 31, 2002 is primarily comprised of $60 million cash paid in connection with the purchase of Kinexus, the net acquisition of short-term marketable securities of $10.2 million and $7.8 million paid for investments in privately held companies. Financing activities provided $7.9 million from the exercise of common stock options for the three months ended March 31, 2002.

At March 31, 2002, we had $251.7 million in working capital. We currently have no significant capital commitments other than commitments under our operating leases.  Our operating lease commitments after 2001 have increased to $81 million for the years 2002 through 2012, cumulatively, primarily due to a new operating leases in signed in 2002 and leases assumed in connection with the Kinexus acquisition.  Approximately $8 million related to vacant Kinexus facilities was included in net liabilities assumed.

At March 31, 2002 and December 31, 2001, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

   Our principal source of liquidity is our operating cash flows, which is dependent upon continued market acceptance of our products and services. We believe that our available sources of funds and anticipated cash flows from operations will be adequate to finance current operations and anticipated capital expenditures for at least the next twelve months.

Risk Factors and Forward-Looking Statements

Our Operating Results Fluctuate Significantly and We May Not Be Able to Maintain Our Existing Growth Rates.

Licenses into multi-user networked environments have increased both in individual size and number, and the timing and size of individual license transactions are becoming increasingly important factors in quarterly operating results. The sales cycles for these transactions are often lengthy and unpredictable. We may not be successful in closing large license transactions such as these on a timely basis or at all. Accordingly, because revenues from large licenses are increasing as a portion of our net revenues, the timing of such licenses could cause additional variability in our quarterly operating results. Software product backlog at the beginning of any quarter typically represents only a small portion of that quarter’s expected revenues. Our expense levels are based in significant part on our expectations of future revenues and therefore are relatively fixed in the short term. Due to the fixed nature of these expenses combined with the relatively high gross margin historically achieved by us on products and services, an unanticipated decline in net revenues in any particular quarter is likely to disproportionately adversely affect our operating results.

We have generally realized lower revenues from license fees in the first quarter of the year than in the last quarter of the prior year. We believe that this has been due primarily to the concentration by some clients of larger capital purchases in the fourth quarter of the calendar year and their lower purchasing activity during the subsequent first quarter. We believe our annual incentive compensation plans, which tend to produce increased year-end sales activity, compound this factor. Furthermore, we have often recognized a substantial portion of each quarter’s license revenues in the last month, weeks or even days of that quarter. As a result, the magnitude of quarterly fluctuations in revenue or earnings may not be evident until late in or after the close of a particular quarter and a disruption late in the quarter may have a disproportionately large negative impact on our quarterly results.

Because of the above factors, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance.

Our stock price has fluctuated significantly since our initial public offering in November 1995. Like many companies in the technology and emerging growth sector, our stock price may be subject to wide fluctuations, particularly during times of high market volatility. If net revenues or earnings in any quarter fail to meet the investment community’s expectations, our stock price is likely to decline. In addition, our stock price may be affected by trends in the financial service sector and by broader market trends unrelated to our performance.

Our Sales Cycle Is Long and We Have Limited Ability to Forecast the Timing and Amount of Specific Sales.

Because the purchase of our software products often requires significant, executive–level investment and systems architecture decisions by prospective customers, we must generally engage in a relatively lengthy sales effort. These transactions may be delayed during the customer decision process because we must provide a significant level of education to prospective customers regarding the use and benefit of our products. As a result, the sales cycle associated with the purchase of our software products is typically between two and twelve months depending upon the size of the client, though it can be considerably longer, and is subject to a number of significant risks over which we have little or no control, including customers’ budgeting constraints and internal selection procedures, among other factors. As a result of a lengthy and unpredictable sales cycle, we have limited ability to forecast the timing and amount of specific sales. The timing of large individual sales is especially difficult to forecast. As a result, there can be no assurance that we will be successful in closing large license transactions on a timely basis or at all. In addition, customers may postpone their purchases of our existing products or product enhancements in advance of the anticipated introduction of new products or product enhancements by us or our competitors. Because our expenses are generally relatively fixed in the near term, any shortfall from anticipated revenues could result in significant variations in our operating results from quarter to quarter.

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

In 2001 we completed acquisitions of Rex Development Partners, L.P., NPO Solutions, Inc., ManagerLink.com and our Scandinavian distributors located in Norway, Sweden and Denmark.  In February 2002, we completed the acquisition of Kinexus.  Our acquisition of Kinexus Corporation is our largest acquisition to date, and the number of acquisitions completed in 2001 is unprecedented for us.

The complex process of integrating Kinexus and our other acquisitions has required and will continue to require significant resources, particularly in light of our relative inexperience integrating acquisitions.  Integrating these acquisitions has been and will continue to be time consuming, expensive and disruptive to our business.  This integration process has strained our financial and managerial controls and reporting systems and procedures, and has resulted in the diversion of management and financial resources from our core business objectives.  Failure to achieve the anticipated benefits of these acquisitions or to successfully integrate the operations of these entities could harm our business, results of operations and cash flows.  We may not realize the benefits we anticipate from these acquisitions because of the following significant challenges:

•         expected synergy benefits from these acquisitions, such as lower costs or increased revenues, may not be realized or may be realized more slowly than anticipated, particularly with regard to costs associated with a reduction in headcount and facilities;

•         potentially incompatible cultural differences between the companies;

•         incorporating these companies’ technologies and products into our current and future product lines;

•         geographic dispersion of operations and the complexities of international operations;

•         integrating the technical teams of these companies with our engineering organizations;

•         generating market demand for an expanded product line;

•         integrating the products of these companies with our business, because we do not have distribution, manufacturing, marketing or support experience for these products;

•         the difficulty of leveraging our combined technologies and capabilities across all product lines and customer bases; and

•         our inability to retain previous customers or employees of these entities.

We have incurred and expect to continue to incur significant costs and commit significant management time integrating the operations, technology, development programs, products, information systems, customers and personnel of these acquisitions.  These costs have been and will likely continue to be substantial and include costs for:

•         integrating and reorganizing operations, including combining teams, facilities and processes in various functional areas;

•         identifying duplicative or redundant resources and facilities, developing plans for resource consolidation and implementing those plans;

•         fees and expenses of professionals and consultants involved in completing the integration process;

•         settling existing liabilities of these companies;

•         uncovering through our audit process new issues reflected on the companies’ financial statements;

•         costs associated with vacating, subleasing and closing facilities;

•         employee relocation, redeployment or severance costs;

•         integrating technology and products; and

•         other transaction costs associated with the acquisition, including financial advisor, attorney, accountant and exchange agent fees.

We may make additional acquisitions of complementary companies, products or technologies in the future which would further exacerbate these issues.  In addition, we continually evaluate the performance of all our products and product lines and may sell or discontinue current products or product lines.  Failure to achieve the anticipated benefits of any future acquisition or divestiture could also harm our business, results of operations and cash flows.  Furthermore, we may have to incur debt, write-off investments, infrastructure costs or other assets, incur severance liabilities, write-off impaired goodwill or other intangible assets or issue equity securities to pay for any future acquisitions.  The issuance of equity securities could dilute our existing stockholders’ ownership.  Finally, we may not identify suitable businesses to acquire or negotiate acceptable terms for acquisitions.

Difficulties We May Encounter Managing a Substantially Larger Business Could Adversely Affect Our Operating Results.

Our business has grown in recent years through both internal expansion and acquisitions, and that growth along with any continued growth may cause a significant strain on our infrastructure, internal systems and managerial resources. For example, during the last 18 months, we acquired Rex Development Partners, L.P., NPO Solutions, Inc., ManagerLink.com, our Scandinavian distributors located in Norway, Sweden and Denmark and Kinexus. Further, our headcount increased from 481 employees at December 31, 1998 to 837 employees at December 31, 2001. To manage our growth effectively, we must continue to improve and expand our infrastructure, including operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization and increase our operating expenses. In addition, our revenues may not grow at a sufficient rate to absorb the costs associated with a larger overall headcount. Integrating our recent acquisitions will complicate these tasks. For example, we are currently converting and integrating Kinexus’s information systems with ours, which is a complex and time-consuming process.

Writing Off Investments Could Harm Our Results of Operations

In addition, we have made investments in private companies which we classify as “Other assets” in our balance sheet. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. Due to these and other factors, we have previously determined, and may in the future determine, that the value of these investments is impaired, which has caused and would cause us to write down the stated value of these investments. Further, we cannot assure you that future investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

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

Additionally, we are vulnerable to interruption caused by political and terrorist incidents.  For example, our facilities in New York were temporarily closed due to the September 11, 2001 terrorist attacks.   Immediately after the terrorist attacks, our clients who were located in the World Trade Center area were concentrating on disaster recovery rather than licensing additional software components, while the grounding of transportation impeded our ability to deliver professional services at client sites.  Additionally, during the temporary closure of the U.S. stock markets, our clients did not use our market data services.  Such interruptions could affect our ability to sell and deliver products and services and other critical functions of our business and could seriously harm us.  Further, such attacks could cause instability in the financial markets upon which we depend.

We Are Continuing to Expand Our Internet Based  Enabled Solutions, such as Advent TrustedNetwork and Wealthline.

To take advantage of the internet, we are continuing to develop solutions  to bring internet–based products and services to our clients.  As we develop these new products and services, we have entered, and will continue to enter, into development agreements with information providers, clients or other companies in order to accelerate the delivery of new products and services. We may not be successful in marketing our internet services or in developing other internet services. Additionally, we may not be successful in being able to replace our current technology with new technology.  Our failure to do so could seriously harm our business. In addition, we cannot assure you that there will not be disruptions in internet services beyond our control or that of our third party vendors. Any such disruptions could harm our business.

Security Risks and Concerns May Deter the Use of the Internet for Conducting Business.

A significant barrier to commerce and communications over public networks is the secure transmission of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems or those of other web sites to protect proprietary information. If any well-publicized compromises of security were to occur, it could have the effect of substantially reducing the use of the internet for commerce and communications. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. The internet is a public network, and data is sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the internet. Computer viruses could be introduced into our systems or those of our customers or other third parties, which could disrupt or make it inaccessible to customers. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. To the extent that our activities may involve the storage and transmission of proprietary information, security breaches could expose us to a risk of loss or litigation and possible liability. Our security measures may be inadequate to prevent security breaches, and our business would be harmed if our security is breached

We Face Risks Related to Our New Business Areas.

We have expanded in recent periods into a number of new business areas to foster long-term growth including international operations, strategic alliances, and Advent TrustedNetwork. These areas are still relatively new to our product development and sales personnel. New business areas require significant management time and resources prior to generating significant revenues and may divert management from our core business. There is no assurance that we will compete effectively or will generate significant revenues in these areas. The success of our ability to develop and market new internet based products and services, such as Advent TrustedNetwork, and Wealthline, is difficult to predict because it represents a new area of business for our entire industry. Additionally, to help manage our growth, we will need to continually improve our operational, financial, management and information systems and controls.

We Expect Our Gross and Operating Margins May Fluctuate over Time.

We expect that our gross and operating margins may fluctuate from period to period as we continue to introduce new products, change  our professional services organization and associated revenue, continue to hire and acquire additional personnel and increase other expenses to support our business.. Because these expenses are relatively fixed in the short term, a fluctuation in revenue could lead to operating results differing from expectations.

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

•         Potentially adverse tax consequences; and

•         Political and economic instability.

The revenues, expenses, assets and liabilities of our international subsidiaries are primarily denominated in local currencies. We have not historically undertaken foreign exchange hedging transactions to cover potential foreign currency exposure. Future fluctuations in currency exchange rates may adversely affect revenues from international sales and the U.S. dollar value of our foreign subsidiaries’ revenues, expenses, assets and liabilities.  Our international revenues from our distributors are generally denominated in U.S. dollars.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.  Much of our revenue and capital spending is transacted in U.S. dollars. However, since the formation of Advent Australia, Advent Denmark, Advent Norway and Advent Sweden, whose revenues and capital spending are transacted in local country currencies, we have greater exposure to foreign currency fluctuations.  Results of operations from Advent Australia, Advent Denmark, Advent Norway and Advent Sweden are not material to our operating results; therefore, we believe that foreign currency exchange rates should not materially adversely affect our overall financial position, results of operations or cash flows.  We believe that the fair value of our investment portfolio or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our investment portfolio. However, immediate sharp increases in interest rates could have a material adverse affect on the fair value of our investment portfolio.  Conversely, immediate sharp declines in interest rates could seriously harm interest earnings of our investment portfolio.

The table below presents principal amounts by expected maturity (in U.S. dollars) and related weighted average interest rates by year of maturity for our investment portfolio.

	Estimated Fair Value at March 31,
	2003	2004	2005	Total

Federal Instruments	7,601,000	14,250,000	12,200,000	34,051,000
Weighted Average Interest Rate	5.65%	3.21%	3.81%

Commercial Paper & Short-term obligations	64,370,000	64,370,000
Weighted Average Interest Rate	1.99%

Corporate Notes & Bonds	28,526,000	16,255,000	8,391,000	53,172,000
Weighted Average Interest Rate	4.60%	6.75%	6.39%

Municipal Notes & Bonds	1,000,000	27,590,000	5,245,000	33,835,000
Weighted Average Interest Rate	5.70%	5.39%	5.78%

Total Portfolio, excluding equity securities	101,497,000	58,095,000	25,836,000	185,428,000

At March 31, 2002, cash, cash equivalents and short-term marketable securities totaled approximately $235.8 million, which is comprised of the $185.4 million in our investment portfolio presented above and $50.4 million in other cash and cash equivalents.

We also invested in numerous privately held companies, many of which can still be considered in the start-up or development stages which are classified as “other assets” in our balance sheet. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize.  The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of the companies’ industries, the strength of the private equity markets and general market conditions.  We could lose our entire initial investment in these companies.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings  (MELISSA TO UPDATE)

From time to time we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

On November 8, 2001, Charles Schwab & Co, Inc. (“Schwab”) filed suit against us alleging claims for declaratory relief, anticipatory breach of contract and breach of the covenant of good faith and fair dealing, arising from our intention to cease maintenance of an existing software interface that allows institutional investment customers to download data received from Schwab’s systems into our software product used by the investment customers. We intended to cease maintenance of the existing interface and to transition to a new, and what we believe to be improved, software interface (the “Advent Custodial Data” or “ACD” system). On December 11, 2001, Schwab filed a motion for preliminary injunction seeking to enjoin us from ceasing maintenance of the existing interface.

For nearly the entire period from February 8, 2002 through May 3, 2002, the parties agreed not to engage each other in litigation-related activity so that the parties could pursue settlement negotiations.  On March 15, 2002, we voluntarily agreed to extend maintenance of the existing interface through December 30, 2002.  On May 6, 2002, we filed our answer to Schwab’s complaint and filed a cross-complaint against Schwab for tortious interference with contractual relations, tortious interference with prospective business advantage, unfair competition in violation of the California Business and Professions Code, and common law unfair competition.  The parties are currently pursuing settlement negotiations.  At this time it is too early to predict the outcome of these negotiations or estimate any potential losses from this action.

Item 2.    Changes in Securities

In February 2002, we acquired Kinexus Corporation of New York, New York.  Consideration included a warrant to purchase 165,176 shares of our Common Stock and a potential earn-out to be paid in cash or stock at Advent’s election.  The warrant exercise price was $0.01 per share and was immediately exercisable, with an expiration date of January 1, 2003.  The warrant was exercised in February 2002.  Advent relied upon the exemptions from registration provided by Section 4(2) under the Securities Act of 1933, as amended, for such issuances.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits And Reports On Form 8-K

(a)          Exhibits

10.1  Advent Software, Inc. 2002 Stock Plan

(b)         Reports on Form 8-K

A report on Form 8-K was filed on March 1, 2002 regarding the completion of the acquisition of Kinexus Corporation on February 14, 2002. The financial statements required for such report were filed by amendment on April 30, 2002 on Form 8-K/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVENT SOFTWARE, INC.

Dated: May 15, 2002	By:	/s/ IRV H. LICHTENWALD
Irv H. Lichtenwald
Executive Vice President,
Chief Financial Officer
and Secretary
(Principal Financial Officer)

Dated: May 15, 2002	By:	/s/ PATRICIA VOLL
Patricia Voll
Vice President of Finance