Form 10-Q
period 2002-06-30
ADVENT SOFTWARE INC /DE/
filed 2002-08-12
CIK 1002225

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-26994

ADVENT SOFTWARE, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2901952 (IRS Employer Identification Number)

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

Yes ☒    No ☐

        The number of shares of the Registrant's Common Stock outstanding as of August 6, 2002 was 32,682,278.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVENT SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,986	$166,794
Short-term investments	138,434	121,756
Accounts receivable, net	34,445	49,930
Prepaid expenses and other	9,290	9,451
Deferred income taxes	16,301	10,935

Total current assets	274,456	358,866
Fixed assets, net	28,322	26,090
Other assets, net	142,731	68,719

Total assets	$445,509	$453,675

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,161	$2,408
Accrued liabilities	14,174	13,520
Deferred revenues	28,664	25,907
Income taxes payable	6,614	5,767

Total current liabilities	52,613	47,602
Long-term liabilities	4,977	1,684

Total liabilities	57,590	49,286

Stockholders' equity:
Common stock	350	342
Additional paid-in capital	305,788	317,548
Retained earnings	81,818	86,621
Cumulative other comprehensive loss	(37)	(122)

Total stockholders' equity	387,919	404,389

Total liabilities and stockholders' equity	$445,509	$453,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Revenues:
License and development fees	$12,035	$20,596	$35,045	$37,682
Maintenance and other recurring	21,689	16,337	43,197	31,275
Professional services and other	5,144	5,003	9,823	9,671

Net revenues	38,868	41,936	88,065	78,628

Cost of revenues:
License and development fees	1,694	1,642	3,476	3,142
Maintenance and other recurring	5,494	4,101	10,795	7,982
Professional services and other	1,933	1,549	3,518	3,121

Total cost of revenues	9,121	7,292	17,789	14,245

Gross margin	29,747	34,644	70,276	64,383

Operating expenses:
Sales and marketing	16,904	12,903	32,274	24,991
Product development	9,863	6,205	18,954	12,131
General and administrative	5,013	3,362	9,801	6,891
Amortization of intangibles	2,645	1,390	4,512	2,055

Total operating expenses	34,425	23,860	65,541	46,068

Income (loss) from operations	(4,678)	10,784	4,735	18,315
Interest income and other expense, net	(7,930)	1,645	(6,269)	3,262

Income (loss) before income taxes	(12,608)	12,429	(1,534)	21,577
Provision for (benefit from) income taxes	(496)	4,225	3,269	7,335

Net income (loss)	$(12,112)	$8,204	$(4,803)	$14,242

Other comprehensive income, net of tax
Unrealized gain (loss) on marketable securities	$784	$(139)	$345	$(11)
Foreign currency translation adjustments	(251)	30	(260)	(29)

Comprehensive income (loss)	$(11,579)	$8,095	$(4,718)	$14,202

Net income (loss) per share data:
Basic:
Net income (loss) per share	$(0.35)	$0.26	$(0.14)	$0.46

Shares used in per share calculations	34,650	31,160	34,503	30,931

Diluted:
Net income (loss) per share	$(0.35)	$0.24	$(0.14)	$0.41

Shares used in per share calculations	34,650	34,719	34,503	34,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2002	2001
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(4,803)	$14,242
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash stock compensation	(52)	74
Depreciation and amortization	9,518	4,653
Provision for doubtful accounts	3,163	2,362
Other than temporary loss on investments	10,192	—
(Gain) loss on investments	(190)	—
Deferred income taxes	(244)	—
Other	(430)	328
Cash provided by (used in) operating assets and liabilities:
Accounts receivable	7,900	(3,765)
Prepaid and other current assets	1,096	(2,549)
Accounts payable	(430)	71
Accrued liabilities	(2,235)	(929)
Deferred revenues	(1,342)	940
Income taxes payable	(1,108)	5,540

Net cash provided by operating activities	21,034	20,967

Cash flows used in investing activities:
Net cash used in acquisitions including payments of net assumed liabilities	(61,660)	(15,181)
Acquisition of fixed assets	(2,907)	(3,724)
Purchases of other investments	(10,060)	(12,304)
Proceeds from sales of other investments	1,831	—
Purchase of short-term marketable securities	(66,248)	(31,278)
Sales and maturities of short-term marketable securities	49,861	20,845
Deposits and other	(2,607)	1,493

Net cash used in investing activities	(91,790)	(40,149)

Cash flows provided by (used in) financing activities:
Proceeds from issuance and exercise of warrants	2	5,000
Common stock repurchased	(33,331)	—
Proceeds from issuance of common stock	13,130	11,013

Net cash provided by (used in) financing activities	(20,200)	16,013

Effect of exchange rate changes on cash and cash equivalents	148	(1)

Net decrease in cash and cash equivalents	(90,808)	(3,170)
Cash and cash equivalents at beginning of period	166,794	96,987

Cash and cash equivalents at end of period	$75,986	$93,817

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,979	$1,656

Unrealized loss on marketable securities, net of tax	$(344)	$(11)

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

2.    Accounting Policies

        In June 2002, we announced we would begin to offer term licenses as an alternative to the perpetual licenses we have previously sold. We recognize revenue for term licenses ratably over the period of the contract term.

        In July 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies the guidance of the Emerging Issues Task Force (EITF) in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS 146, the Board acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to the other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect a significant impact on our financial position and results of operations for the adoption of SFAS 146.

3.    Net Income (Loss) Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)
	2002	2001	2002	2001
Net income (loss)	$(12,112)	$8,204	$(4,803)	$14,242

Reconciliation of shares used in basic and diluted per share calculations
Basic
Weighted average common shares outstanding	34,650	31,160	34,503	30,931

Basic net income (loss) per share	$(0.35)	$0.26	$(0.14)	$0.46

Diluted
Weighted average common shares outstanding	34,650	31,160	34,503	30,931
Dilutive effect of stock options	—	3,559	—	3,506

Shares used in diluted net income (loss) per share calculation	34,650	34,719	34,503	34,437

Diluted net income (loss) per share	$(0.35)	$0.24	$(0.14)	$0.41

Antidilutive options outstanding excluded from the computation of EPS	2,169	—	2,508	—

4.    Acquisitions

        On February 14, 2002, we acquired Kinexus Corporation of New York, New York. Kinexus provides internal account aggregation and manual data management services which we will use in our Advent TrustedNetwork service. The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the tangible and intangible assets and liabilities acquired on the basis of their respective fair values on the acquisition date. The results of operations are included in the consolidated financial statements beginning on the acquisition date. In order to further increase our deployment of Advent TrustedNetwork, we acquired Kinexus at amounts exceeding the tangible and identifiable intangible fair values of assets and liabilities resulting in goodwill of $25.3 million.

        The total purchase price of approximately $45.5 million included cash of approximately $34 million, closing costs of $3 million and a warrant to purchase 165,176 shares of our Common Stock valued at $8.5 million. The fair value of the warrant was calculated using the Black-Scholes method using the following assumptions: fair value of common stock of $51.34 per share, interest rate of 3%, volatility of 65.9% and a dividend rate of zero. The warrant had an exercise price of $0.01 per share, was exercised in February 2002 and had a contractual term of one year. There is $3.8 million of additional contingent consideration that is held in escrow for 14 months, which if released will be recorded as additional goodwill. There is also a potential earn-out distribution to shareholders of up to $115 million over the next two years in cash or stock at the option of Advent under a formula based on revenues and expenses for the years ending December 31, 2002 and 2003, which if earned will be recorded as additional goodwill. As of June 30, 2002, there have been no payments or accruals related to this earn-out provision.

        In the quarter ended June 30, 2002, there was an adjustment to Kinexus goodwill and liabilities assumed decreasing both by approximately $4.1 million. We reduced the estimated liability assumed in connection with a vacant Kinexus facility located in downtown Manhattan within a few blocks of the World Trade Center site based on additional analysis on the local commercial rental market.

        The updated allocation of the purchase price to tangible and intangible assets and liabilities is summarized below (in thousands).

	Estimated Remaining Useful Life	Adjusted Balance June 30, 2002
Goodwill		$25,296
Existing technologies	3 Years	3,900
Existing technologies—internal	2 Years	498
Core technologies	3 Years	2,100
Trade name/trademarks	3 Years	600
Contracts and customer relationships	3 Years	9,400
Tangible assets		3,593
Net deferred tax assets		39,807
Liabilities assumed		(39,656)

Total Purchase Price		$45,538

        Liabilities assumed of $39.6 million include cash advances from Advent of $4.9 million, estimated change-in-control separation obligations of $11.1 million and remaining estimated long-term lease obligations of $4.1 million. The purchase price is subject to further refinement and change over the next year due primarily to assessing the liabilities assumed. The amount allocated to identifiable intangibles was determined based on management's estimates using established valuation techniques.

        The following pro forma supplemental information presents selected financial information as though the purchase of Kinexus had been completed as of the beginning of the periods being reported on and after giving effect to purchase accounting adjustments. The pro forma consolidated net income (loss) include certain pro forma adjustments, primarily the amortization of identifiable intangible assets, tax provision (benefit) adjustments on pro forma pre-tax income (loss) at a statutory tax rate of 41% and the elimination of interest income on cash used in the acquisition. The pro forma consolidated information below does not include acquisitions completed in 2001 as they were not material (in thousands, except earnings per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue	$38,868	$44,528	$88,541	$83,052
Net income (loss)	$(12,112)	$361	$(3,092)	$275
Basic net income (loss) per share	$(0.35)	$0.01	$(0.09)	$0.01
Diluted net income (loss) per share	$(0.35)	$0.01	$(0.09)	$0.01

5.    Other Assets

        Components of other assets were as follows (in thousands):

	Weighted-Average Amortization Period	June 30, 2002	December 31, 2001
Goodwill		$38,405	$12,650
Purchased technologies	4.4 years	15,000	10,600
Customer relationships	4.2 years	17,971	10,438
Other intangibles	4.6 years	950	637
Deferred tax assets		39,417	3,147
Long-term equity investments		14,791	17,905
Other		16,197	13,342

		$142,731	$68,719

        Interest income and other expense includes a charge of approximately $9 million during the quarter ended June 30, 2002 related to the write-down of our long-term equity investments, primarily our investment in Encompys, Inc. In May 2002, the Board of Directors of Encompys, Inc. informed us that it has decided to sell the assets of Encompys or wind down operations. Encompys was formed in April 2001 by Accenture, Microsoft, Compaq and the Bank of New York to provide an Internet-based straight-through-processing solution for the global asset management community.

        We recorded a benefit from income taxes of approximately $500,000 in the second quarter of 2002. This rate varies from the statutory rate primarily due to the write-off of Encompys, which is a capital loss and is only deductible to offset capital gains, which we do not anticipate. We anticipate an effective tax rate of 35% for the full fiscal year; however, our actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved. We had an effective tax rate of 34% for fiscal year 2001.

        We adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets" in the first fiscal quarter of 2002. SFAS 142 supercedes Accounting Principles Board Opinion No. 17 "Intangible Assets" and discontinues the amortization of goodwill. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

        SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The implied fair value of goodwill shall be determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. During the second quarter of 2002, we completed this first step of the transitional goodwill impairment test measured as of January 1, 2002.

This first test did not indicate impairment and, therefore, no changes were made based on the outcome of this testing. The second step of the transitional impairment test is not required.

        The changes in the carrying value of goodwill and intangible assets for the six months ended June 30, 2002 were as follows (in thousands):

	Gross	Accumulated Amortization	Net
Goodwill
Balance at December 31, 2001	$15,946	$(3,296)	$12,650
Additions	30,414	—	30,414
Acquisition and other adjustments	(4,659)	—	(4,659)

Balance at June 30, 2002	$41,701	$(3,296)	$38,405

Intangibles
Balance at December 31, 2001	$26,393	$(4,718)	$21,675
Additions	16,500	—	16,500
Amortization	—	(4,512)	(4,512)
Other adjustments	258	—	258

Balance at June 30, 2002	$43,151	$(9,230)	$33,921

        Additions to goodwill include $29.4 million related to the acquisition of Kinexus in February 2002, a net $0.8 million adjustment to the purchase price of our Scandinavian subsidiaries and $0.2 million additional consideration paid to the former NPO stockholders in connection with performance based earn-outs. The $30.4 million of acquisition and other adjustments are primarily the result of a revaluation of an assumed liability for a lease of a vacant Kinexus facility located in downtown Manhattan within a few blocks of the World Trade Center site.

        As of June 30, 2002, the estimated intangibles amortization expense for each calendar year ended December 31 is: $9.9 million for 2002; $10.3 million for 2003; $9.9 million for 2004; $5.1 million for 2005; $2.4 million for 2006; and $0.6 million thereafter. As the acquisitions of Techfi Corporation and the Greek distributor were not completed as of June 30, 2002, these amortization amounts do not include amortization of intangibles for these two companies.

        Net income (loss) on a pro forma basis, excluding goodwill amortization expense, would have been as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net income (loss)
Reported net income (loss)	$(12,112)	$8,204	$(4,803)	$14,242
Add: goodwill amortization, net of tax	—	244	—	431

Adjusted net income (loss)	$(12,112)	$8,448	$(4,803)	$14,673

Basic income (loss) per share
Reported net income (loss)	$(0.35)	$0.26	$(0.14)	$0.46
Goodwill amortization	—	0.01	—	0.01

Adjusted net income (loss)	$(0.35)	$0.27	$(0.14)	$0.47

Shares used in per share calc	34,650	31,160	34,503	30,931
Diluted income (loss) per share
Reported net income (loss)	$(0.35)	$0.24	$(0.14)	$0.41
Goodwill amortization	—	—	—	0.02

Adjusted net income (loss)	$(0.35)	$0.24	$(0.14)	$0.43

Shares used in per share calc	34,650	34,719	34,503	34,437

6.    Stock Related

        In March 2001, Advent's Board of Directors authorized the repurchase of up to one million shares of outstanding common stock. On May 8, 2002 and June 28, 2002, the Board of Directors authorized the repurchase of an additional one million and two million shares, respectively. A total of 430,000 shares were repurchased in 2001. During the six months ended June 30, 2002, Advent repurchased 1,455,000 shares at an average price of $22.90 per share. The purchases may be made, from time to time, on the open market or in privately negotiated transactions and will be funded from available working capital. The repurchase program will allow us to help manage the dilution of our shares from our employee stock programs.

        In February and May 2002, the Board of Directors and the stockholders, respectively, approved the 2002 Stock Plan which includes an "evergreen" provision which adds an annual increase to the plan on the last day of the Company's fiscal year beginning in 2002 equal to the lesser of (i) 1,000,000 shares, (ii) 2% of the Company's outstanding shares on such date, or (iii) a lesser number of shares determined by the Board of Directors. The plan allows for the grant of options to purchase Common Stock to employees and consultants under substantially the same terms as the 1992 Stock plan described in our Annual Report on Form 10-K for the year ended December 31, 2001.

7.    Commitments and Contingencies

        A European distributor and its subsidiaries that operate in certain European locations have the exclusive right to sell our software in the European Union, excluding certain locations, until July 1, 2004 subject to achieving certain revenue levels. During this period the distributor also has the contingent right to require us to purchase any one or any group of their subsidiaries. Our requirement to purchase is contingent upon the distributor achieving specified operating margins greater than 20% and specified customer satisfaction criteria. The purchase price would be two times the preceding twelve months total revenue of the purchased subsidiaries plus potential additional consideration equal to 50% of operating margins greater than 20% that are achieved in the two years subsequent to our acquisition. In addition, Advent has the right to purchase any one or any group of the distributor's subsidiaries under certain conditions. In the event these rights are exercised by Advent or the distributor, the purchase of these subsidiaries would principally result in an increase in intangible assets, goodwill and amortization of intangible assets. See Note 8 for further information on the purchase of the European distributor's Greek subsidiary.

        Our operating lease commitments after 2001 increased to $82 million for the years 2002 through 2012, cumulatively, primarily due to a new operating lease for additional facilities in San Francisco signed in 2002 and leases assumed in connection with the Kinexus acquisition. Approximately $8 million related to vacant Kinexus facilities was originally included in net liabilities assumed in February 2002. The recorded liability was later reduced by approximately $4 million in the quarter ended June 30, 2002 based on additional analysis on the local commercial rental market.

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

        On May 6, 2002, we filed our answer to Schwab's complaint and filed a cross-complaint against Schwab for tortious interference with contractual relations, tortious interference with prospective business advantage, unfair competition in violation of the California Business and Professions Code, and common law unfair competition, arising from Schwab's intention to hire a third-party software firm to use Advent documentation to create a substitute for the point-to-point interface. See Note 8 for further information.

        From time to time we are subject to various other legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

8.    Subsequent Events

        In July 2002, we purchased all of the outstanding stock of Techfi Corporation for approximately $23.5 million in cash and acquisition costs and 70,000 option shares valued at approximately $2 million. The options were valued using the Black-Scholes method to determine fair value, have an exercise price of $17.39 per share, vest over 5 years, and expire in August 2012. Techfi was a privately held software, technology and services provider to the financial intermediary market. We expect to take a one-time write-off for in-process research and development of approximately $1.7 million during the third quarter of 2002, related to this acquisition.

        In August 2002, in accordance with our European distributor agreement (see Note 6), we agreed to purchase all the outstanding shares of an independent Greek distributor, Advent Hellas for approximately $6.6 million in cash and acquisition costs. In addition, in connection with this acquisition, we agreed to pay 50% of operating margins that exceed 20% for each of two one-year periods beginning September 1, 2002.

        On July 22, 2002, we settled our dispute with Schwab (see Note 7). Pursuant to the settlement agreement, Advent will extend maintenance of the point-to-point interface for licensed users through December 30, 2004 to be paid for by the licensed users. Concurrent with maintenance of the point-to-point interface, Advent and Schwab will fully support and continue to offer ACD service and will work together to further enhance the Schwab ACD interface. Advent and Schwab will cooperate to create an orderly transition from the point-to-point interface to ACD by year end 2004. Finally, Advent's ACD pricing for Schwab customers will not differ based on the custodial relationship of the advisor, and Schwab will not develop a substitute for the point-to-point interface. For additional information, please see Part II, Item 1.

        In July 2002, we repurchased an additional 900,000 shares under our stock repurchase program at an average price of $18.15 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        You should read the following discussion in conjunction with our consolidated financial statements and related notes. Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated product offerings, gross margins and operating costs and expenses. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Other Factors Which May Affect Future Operations and Forward-Looking Statements" and elsewhere in this document as well as other information set forth in our Form 10-K for the year ended December 31, 2001, and other documents we file from time to time with the Securities and Exchange Commission.

Accounting Policies

        In June 2002, we announced we would begin to offer term licenses as an alternative to the perpetual licenses we have previously sold. We recognize revenue for term licenses ratably over the period of the contract term.

        In July 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies the guidance of the Emerging Issues Task Force (EITF) in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS 146, the Board acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to the other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect a significant impact on our financial position and results of operations for the adoption of SFAS 146.

Acquisitions

        On February 14, 2002, we acquired Kinexus Corporation of New York, New York. Kinexus provides internal account aggregation and manual data management services which we will use in our Advent TrustedNetwork service. The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the tangible and intangible assets and liabilities acquired on the basis of their respective fair values on the acquisition date. In order to further increase our deployment of Advent TrustedNetwork, we acquired Kinexus at amounts exceeding the tangible and identifiable intangible fair values of assets and liabilities resulting in goodwill of $25.3 million.

        The total purchase price of approximately $45.5 million included cash of approximately $34 million, closing costs of $3 million and a warrant to purchase 165,176 shares of our Common Stock valued at $8.5 million. The fair value of the warrant was calculated using the Black-Scholes method using the following assumptions: Fair value of common stock of $51.34 per share, interest rate of 3%, volatility of 65.9% and a dividend rate of zero. The warrant had an exercise price of $0.01 per share and was exercised in February 2002. There is $3.8 million of additional contingent consideration that is held in escrow for 14 months, which if released will be recorded as additional goodwill. There is also a potential earn-out distribution to shareholders of up to $115 million over the next two years in cash or stock at the option of Advent under a formula based on revenue and expenses measured based on the years ended December 31, 2002 and 2003, which if earned will be recorded as additional goodwill. As of June 30, 2002, there have been no payments or accruals related to this earn-out provision.

        In the quarter ended June 30, 2002, there was an adjustment to Kinexus goodwill and liabilities assumed decreasing both by approximately $4.1 million. We reduced the estimated liability assumed in connection with a vacant Kinexus facility located in downtown Manhattan within a few blocks of the World Trade Center site based on additional analysis on the local commercial rental market.

        The updated allocation of the purchase price to tangible and intangible assets and liabilities is summarized below (in thousands).

	Estimated Remaining Useful Life	Adjusted Balance June 30, 2002
Goodwill		$25,296
Existing technologies	3 Years	3,900
Existing technologies—internal	2 Years	498
Core technologies	3 Years	2,100
Trade name/trademarks	3 Years	600
Contracts and customer relationships	3 Years	9,400
Tangible assets		3,593
Net deferred tax assets		39,807
Liabilities assumed		(39,656)

Total Purchase Price		$45,538

        Liabilities assumed of $39.6 million include cash advances from Advent of $4.9 million, estimated change-in-control separation obligations of $11.1 million and remaining estimated long-term lease obligations of $4.1 million. The purchase price is subject to further refinement and change over the next year due primarily to assessing the liabilities assumed. The amount allocated to intangibles was determined based on management's estimates using established valuation techniques.

        In July 2002, we agreed to purchase of all outstanding stock of Techfi Corporation ("Techfi") for approximately $23.5 million in cash and acquisition costs and 70,000 option shares valued at approximately $2 million. Techfi was a privately held software, technology and services provider to the financial intermediary market. We expect to take a one-time write-off for in-process research and development of approximately $1.7 million during the third quarter of 2002, related to this acquisition.

        In August 2002, we agreed to purchase all the outstanding shares of a Greek distributor (see Distributor Relationship below), Advent Hellas for approximately $6.6 million in cash and acquisition costs. In addition, in connection with this acquisition, we agreed to pay 50% of operating margins that exceed 20% for each of the two one-year periods beginning September 1, 2002.

Distributor Relationship

        We rely on a number of strategic alliances to help us achieve market acceptance of our products and to leverage our development, sales, and marketing resources. In 1998 we established one such relationship with a company in Scandinavia to distribute our products within Scandinavia. In the third quarter of 1999, this distributor formed Advent Europe. Advent Europe and its subsidiaries have the exclusive right to distribute our software in the European Union, excluding certain locations, until July 1, 2004 subject to achieving certain revenue levels. Incorporated in The Netherlands, Advent Europe is an independent entity which is not financially backed by us and is entirely capitalized by independent third party investors. It makes tax and language modifications to Advent Office to fit the various needs of the local jurisdictions and then markets and licenses the Advent Office suite and related services. All transactions between Advent Europe and us are transacted in U.S. dollars and are arms length transactions. Revenue from sales to this distributor is recognized when the distributor submits a signed contract, the product has been delivered, the fee is fixed and determinable, and the resulting receivable is reasonably assured. Our revenues from this distributor in each of the three years ended December 31, 2001, 2000, and 1999 and in the quarters ended March 31, 2002 and June 30, 2002, were less than 4% of our total net revenue.

        Through July 1, 2004, subject to achieving certain revenue levels, Advent Europe also has the contingent right to require us to purchase any one or any group of their subsidiaries. Our requirement to purchase is contingent upon the distributor achieving specified operating margins in excess of 20% as well as customer satisfaction criteria as specified in the agreement. The purchase price would be two times the preceding twelve months total revenue of the purchased subsidiaries plus an earn-out equal to 50% of operating margins that exceed 20% for the two years after the acquisition. In addition, we have the right to purchase any one or any group of the distributor's subsidiaries under certain conditions. In the event these rights are exercised by us or the distributor, the purchase of these subsidiaries would principally result in an increase in intangible assets, goodwill and amortization of intangible assets. In November 2001, we acquired three of Advent Europe's companies located in Norway, Sweden, and Denmark. During the six months ended June 30, 2002, a net $0.8 million was paid in connection with an adjustment to the original purchase price for these three Scandinavian subsidiaries. In addition to the purchase price paid for these three companies, there is potential additional consideration equal to 50% of operating margins greater than 20% that are achieved in the two years subsequent to our acquisition of these companies as described above. As of June 30, 2002, no additional potential consideration has been earned or paid.

Results of Operations

REVENUES

        Our net revenues are made up of three components: license and development fees, maintenance and recurring, and professional services and other. Our net revenues for the second quarter ended 2002 decreased 7% to $38.9 million, compared with net revenues of $41.9 million for the same period in 2001. This primarily reflects a decrease in license revenue and development fees.    The decrease can be attributed to a number of potential license transactions not being signed during the quarter. The target clients for our products include a range of financial services organizations that manage investment portfolios, including investment advisors, brokerage firms, banks and hedge funds. In addition, we target corporations, public funds, universities and non-profit organizations, which also manage investment portfolios and have many of the same needs. The success of many of our clients is intrinsically linked to the health of the financial markets. We believe that the demand for our products was negatively affected by the current economic environment and downturns in the financial markets. Although we have not been historically affected by the slowing economy, these factors impacted our results for the three months ended June 30, 2002.

        Net revenues for the six months ended June 30, 2002 increased 12% to $88 million, compared with net revenues of $78 million for the same period in 2001, primarily due to increases in our maintenance and other recurring revenues.

        License Revenue and Development Fees.    License revenue and development fees for the second quarter of 2002 decreased 42% to $12 million compared with license revenue and development fees of $20.6 million for the second quarter of 2001. License revenue and development fees for the six months ended June 30, 2002 decreased 7% to $35 million, compared with $37.6 million for the same period in 2001. These decreases in license and development fees were primarily due to decreased sales of the

Advent Office suite of products during the second quarter of 2002. Sales of these products decreased principally due to the impact of current economic conditions and the slowing economy on the financial services clients.

        Maintenance and Other Recurring Revenues.    Maintenance and other recurring revenues for the second quarter of 2002 increased 33% to $21.7 million, compared with maintenance and other recurring revenue of $16 million for the second quarter of 2001. Maintenance and other recurring revenues for the six months ended June 30, 2002 increased 38% to $43.2 million, compared with $31.2 million for the same period in 2001. These increases were primarily due to an increase in the client base and higher average maintenance fees as clients selected more components for a full feature, multi-product solution and expanded the number of users and sites licensing our software. Revenue associated with our acquisition of Kinexus and increased demand for pricing data and data services associated with our Wealth Management Solutions also contributed to the increases in maintenance and other recurring revenues.

        Professional Services and Other Revenues.    Professional services and other revenues for the second quarter of 2002 remained relatively flat at $5.1 million, compared with $5 million for the same period in 2001. Professional services and other revenues for the six months ended June 30, 2002, also remained relatively flat at $9.8 million as compared with $9.7 million for the same period in 2001. This revenue includes additional services revenue earned through our newly acquired subsidiary, Kinexus, partially offset by a decrease in the demand for our other professional services.

COST OF REVENUES

        Our cost of revenues is made up of three components: cost of license and development fees, cost of maintenance and other recurring and cost of professional services and other. Our cost of revenues for the second quarter of 2002 increased 25% to $9 million compared with cost of revenues of $7.3 million for the second quarter of 2001. Cost of revenues for the six months ended June 30, 2002, increased 25% to $17.8 million compared with $14.2 million for the same period in 2001. Cost of revenues as a percentage of net revenues increased to 23% from 17% for the three months ended June 30, 2002 and 2001, respectively, and to 20% from 18% for the six months ended June 30, 2002 and 2001, respectively.

        Cost of License and Development Fees.    Cost of license and development fees revenue consists primarily of the cost of product media and duplication, manuals, packaging materials, the fixed direct labor involved with producing and distributing our software; labor costs associated with generating development fees; and royalties paid to third parties. Cost of license and development fees will fluctuate between periods due to the mix of license and development fee revenues. Cost of license and development fees increased 3% to $1.7 million in the second quarter of 2002 from $1.6 million in the second quarter of 2001 and 11% to $3.5 million for the six months ended June 30, 2002 compared with $3.1 million for the same period of 2001. The increase in cost of license and development fees is directly related to the product mix in license and development fees revenue. Cost of license and development fees as a percentage of the related revenues increased to 14% from 8% for the three months ended June 30, 2002 and 2001, respectively, and to 10% from 8% for the six months ended June 30, 2002 and 2001, respectively. The increase as a percentage of revenue is primarily due to product mix and the fixed costs associated with our product distribution combined with a decrease in revenues for the three months ended June 30, 2002.

        Cost of Maintenance and Other Recurring.    Cost of maintenance and other recurring revenues are primarily comprised of the direct costs of providing technical support and other services for recurring revenues, the engineering costs associated with product updates and royalties paid to third party subscription-based and transaction-based vendors. Cost of maintenance and other recurring revenues increased 34% to $5.5 million for the second quarter of 2002 from $4.1 million for the second quarter of 2001 and increased 35% to $10.8 million for the six months ended June 30, 2002, compared with $8 million for the same period in 2001. These increases were due to additional staffing required to support an increasing customer base, continued interface development and increased royalties paid to third party subscription-based and transaction-based vendors. Cost of maintenance and other recurring revenues as a percentage of the related revenues remained stable at 25% for the second quarter of 2002 and 2001. Cost of maintenance and other recurring revenues as a percentage of revenue remained relatively flat at 25% in the six months ended June 30, 2002 as compared with 26% for the same time period in 2001.

        Cost of Professional Services and Other.    Cost of professional services revenue primarily consists of personnel related costs associated with the client services and support organization in providing consulting, custom report writing, and conversions of data from clients' previous systems. To the extent that such personnel are not fully utilized in consulting, training, conversion or custom report writing projects, they are utilized for pre-sales, marketing and engineering activities and the related costs are charged to operating expenses. Cost of professional services and other revenue increased 25% to $1.9 million for the second quarter of 2002, compared with $1.5 million for the same period in 2001. Cost of professional services and other revenue increased 13% to $3.5 million for the six months ended June 30, 2002, compared with $3.1 million for the same time period in 2001. These increases are primarily due to changes in product mix. Cost of professional services and other as a percentage of the related revenues increased 7% to 38% for the second quarter of 2002, compared with 31% for the same period in 2001 and increased 4% to 36% for the six months ended June 30, 2002, compared with 32% for the same period in 2001. These increases are due to changes in product mix.

OPERATING EXPENSES

        Sales and Marketing.    Sales and marketing expenses consist primarily of the cost of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows and seminars. Our sales and marketing expenses for the second quarter of 2002 increased 31% to $17 million, compared with sales and marketing expenses of $13 million for the second quarter of 2001 and increased 29% to $32.2 million for the six months ended June 30, 2002, compared with $24.9 million for the same time period in 2001. The increase in expense was primarily due to an increase in sales and marketing personnel, additional personnel related to our Kinexus acquisition and increased sales and marketing in our core markets as well as in marketing efforts towards Advent TrustedNetwork and Wealthline. Sales and marketing expenses as a percentage of net revenues increased 12% to 43% in the second quarter compared with 31% in the same period in 2001 and increased 5% to 37% for the six months ended June 30, 2002, compared with 32% for the same period in 2001. The increase as a percentage of revenue was primarily due to increased expenses combined with a decrease in revenues during the three months ended June 30, 2002.

        Product Development.    Research and development expenses consist primarily of salary and benefits for our development staff as well as contractors fees and other costs associated with the enhancements of existing products and services and development of new products and services. Costs associated with product updates are included in cost of maintenance and other recurring revenue. Our product development expenses for the second quarter of 2002 increased 59% to $9.8 million, compared with product development expenses of $6.2 million for the second quarter of 2001 and expenses for the six months ended June 30, 2002 increased 56% to $18.9 million, compared with $12.1 million for the same period in 2001. Product development expenses increased primarily due to a growth in personnel as we increased our product development efforts to accelerate the rate of product enhancements and new product introductions, both released and unreleased, in connection with Geneva, Advent Office and Wealth Management solutions, such as Wealthline and Advent TrustedNetwork. We also had additional personnel costs related to our Kinexus acquisition. Product development expenses also increased as a percentage of net revenues to 25% for the second quarter of 2002 compared to 15% in the second quarter of 2001 and increased to 22% from 15% for the six months ended June 30, 2002 and 2001, respectively. The increase as a percentage of revenue was primarily due to increased development expenses combined with a decrease in revenues during the three months ended June 30, 2002.

        General and Administrative.    General and administrative expenses consist primarily of personnel costs for finance, administration, operations and general management, as well as legal and accounting expenses. Our general and administrative expenses for the second quarter of 2002 increased 49% to $5 million compared with general and administrative expenses of $3.3 million for the second quarter of 2001 and increased 42% for the six months ended June 30, 2002 to $9.8 million compared to $6.9 million for the same period in 2001. The increase was primarily due to increased number of personnel and related costs required to support the growth and increasing complexities of our business, an increase in personnel related to our Kinexus acquisition and an increase in legal fees. General and administrative expenses as a percentage of net revenues increased to 13% in the second quarter of 2002 from 8% in the same period in 2001 and increased to 11% for the six months ended June 30, 2002 compared with 9% for the same period in 2001. The increase as a percentage of revenue was primarily due to increased expenses combined with a decrease in revenues during the three months ended June 30, 2002.

        Amortization of Intangibles.    This amortization is based on the intangibles acquired in connection with our acquisitions. We typically record goodwill and other intangibles based on the application of established valuation techniques using our estimates of market potential, product introductions, technology trends, and any other relevant cash flow assumptions. We periodically assess our estimates related to the valuation model to determine if assets acquired have been impaired. If we determine that there has been impairment, there could be additional charges to income. In accordance with FAS 142 issued in July 2001, we did not record any amortization of goodwill in the first and second quarters of 2002. We recorded amortization of other intangibles totaling $2.6 million in the second quarter of 2002 compared with $1.4 million in the second quarter of 2001 and $4.5 million for the six months ended June 30, 2002 compared with $2.1 million for the same time period in 2001. The increase is attributed to the acquisitions of Kinexus, Rex Development Partners L.P., three Scandinavian distributors, and NPO Solutions, Inc.

INTEREST AND OTHER EXPENSE, NET

        Interest and other expense, net consists primarily of interest income, as well as interest expense, realized gains and losses on investments that are other than temporary, and miscellaneous non-operating income and expense items. Interest and other expense, net was a net expense of $7.9 million in the second quarter of 2002, compared with a net income of $1.6 million for the same period in 2001. Interest and other expense, net was a net expense of $6.3 million for the six months ended June 30, 2002, compared with a net income totaling $3.3 million for the same period of 2001. The increase in expense is primarily the result of a charge of $9.2 million for other-than-temporary loss, mainly due to the write off our investment in Encompys, Inc. In May 2002, the Board of Directors of Encompys, Inc. informed us that it had decided to sell the assets of Encompys and wind down the operations. Encompys was formed in April 2001 by Accenture, Microsoft, Compaq and the Bank of New York to provide an Internet-based straight-through-processing solution for the global asset management community.

PROVISION FOR INCOME TAXES

        We recorded a benefit from income taxes of approximately $500,000 in the second quarter. This rate varies from the statutory rate primarily due to the write-off of Encompys, which is a capital loss and is only deductible to offset capital gains, which we do not anticipate. We anticipate an effective tax rate of 35% for the full fiscal year; however, our actual effective tax rate for the entire fiscal year could

vary substantially depending on actual results achieved.    We had an effective tax rate of 34% for fiscal year 2001.

Liquidity and Capital Resources

        Our cash, cash equivalents and short-term marketable securities at June 30, 2002 were $214.4 million, decreasing by $74.2 million from $288.6 million at December 31, 2001. The decrease was primarily due to payments made in connection with the Kinexus acquisition, including a $34 million cash purchase price, $3 million in closing costs, $3.8 million of additional contingent consideration to be held in escrow for 14 months, $11.1 million for change-in-control separation payments and approximately $8 million in payments for other assumed Kinexus liabilities, as well as $33 million for the repurchase of stock, partially offset by $21 million in cash generated from operations.

        The net cash of $21 million provided by operating activities for the six months ended June 30, 2002 was primarily due to net income excluding non-cash items such as depreciation, amortization and the other-than-temporary losses from investments and a decrease in accounts receivable.

        Net cash used in investing activities of $92 million for the six months ended June 30, 2002, is primarily due to $62 million paid in connection with the purchase of Kinexus and other purchase price adjustments, net acquisition of short-term marketable securities totaling $16 million, $10 million in purchases of other investments and $3 million for the acquisition of fixed assets.

        Financing activities used $20 million for the six months ended June 30, 2002 primarily due to the repurchase of common stock in the amount of $33 million partially offset by $13 million in proceeds from the exercise of stock options and the issuance of stock under the Employee Stock Purchase Plan.

        At June 30, 2002, we had $221.8 million in working capital. We currently have no significant capital commitments other than commitments under our operating leases. Our operating lease commitments after 2001 have increased to $82 million for the years 2002 through 2012, cumulatively, primarily due to leases assumed in connection with the Kinexus acquisition and a new operating lease for additional facilities in San Francisco in signed in 2002.

        At June 30, 2002 and December 31, 2001, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

        Our principal source of liquidity is our operating cash flows, which are dependent upon continued market acceptance of our products and services. We believe that our available sources of funds and anticipated cash flows from operations will be adequate to finance current operations and anticipated capital expenditures for at least the next twelve months.

Other Factors Which May Affect Future Operations

        Investors should carefully consider the risks described below before making an investment decision. In addition, these risks are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks.

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

        In June 2002, we announced that we would begin to offer term licenses as an alternative to the perpetual licenses we have previously sold. Although we believe that this will give us more predictable revenue in the long term, it may potentially decrease our revenues in the short term as some clients make the shift from perpetual to term and therefore we recognize less revenue at the beginning of the contract.

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

Our Sales Cycle Is Long and We Have Limited Ability to Forecast the Timing and Amount of Specific Sales.

        Because the purchase of our software products often requires significant, executive-level investment and systems architecture decisions by prospective customers, we must generally engage in a relatively lengthy sales effort. These transactions may be delayed during the customer decision process because we must provide a significant level of education to prospective customers regarding the use and benefit of our products. As a result, the sales cycle associated with the purchase of our software products is typically between two and twelve months depending upon the size of the client, though it can be considerably longer, and is subject to a number of significant risks over which we have little or no control, including customers' budgeting constraints and internal selection procedures, among other factors. As a result of a lengthy and unpredictable sales cycle, we have limited ability to forecast the timing and amount of specific sales. The timing of large individual sales is especially difficult to forecast. As a result, there can be no assurance that we will be successful in closing large license transactions on a timely basis or at all. In addition, customers may postpone their purchases of our existing products or product enhancements in advance of the anticipated introduction of new products or product enhancements by us or our competitors or due to economic conditions. Because our expenses are generally relatively fixed in the near term, any shortfall from anticipated revenues could result in significant variations in our operating results from quarter to quarter.

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

        In 2001, we completed acquisitions of Rex Development Partners, L.P., NPO Solutions, Inc., certain assets of ManagerLink.com LLC and our Scandinavian distributors located in Norway, Sweden and Denmark. In 2002, we completed the acquisition of Kinexus Corporation and Techfi Corporation and agreed to purchase a new subsidiary in Greece, Advent Hellas. Our acquisition of Kinexus Corporation is our largest acquisition to date, and the number of acquisitions completed in 2001and 2002 is unprecedented for us.

        The complex process of integrating Kinexus and our other acquisitions has required and will continue to require significant resources, particularly in light of our relative inexperience integrating acquisitions. Integrating these acquisitions has been and will continue to be time consuming, expensive and disruptive to our business. This integration process has strained our managerial controls, and has resulted in the diversion of management and financial resources from our core business objectives. Failure to achieve the anticipated benefits of these acquisitions or to successfully integrate the operations of these entities could harm our business, results of operations and cash flows. We may not realize the benefits we anticipate from these acquisitions because of the following significant challenges:

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

        We may make additional acquisitions of complementary companies, products or technologies in the future, which would further exacerbate these issues. In addition, we continually evaluate the performance of all our products and product lines and may sell or discontinue current products or product lines. Failure to achieve the anticipated benefits of any future acquisition or divestiture could also harm our business, results of operations and cash flows. Furthermore, we may have to incur debt, write-off investments, infrastructure costs or other assets, incur severance liabilities, write-off impaired goodwill or other intangible assets or issue equity securities to pay for any future acquisitions. The issuance of equity securities could dilute our existing stockholders' ownership. Finally, we may not identify suitable businesses to acquire or negotiate acceptable terms for acquisitions.

Difficulties We May Encounter Managing a Substantially Larger Business Could Adversely Affect Our Operating Results.

        Our business has grown in recent years through both internal expansion and acquisitions, and that growth along with any continued growth may cause a significant strain on our infrastructure, internal systems and managerial resources. For example, during the 2001 and 2002, we acquired Rex Development Partners, L.P., NPO Solutions, Inc., certain assets of ManagerLink.com LLC, our Scandinavian distributors (located in Norway, Sweden and Denmark), Kinexus Corporation and Techfi Corporation and agreed to purchase a distributor in Greece. Further, our headcount increased from 481 employees at December 31, 1998 to 837 employees at December 31, 2001 and 936 at June 30, 2002. To manage our growth effectively, we must continue to improve and expand our infrastructure, including operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization and increase our operating expenses. In addition, our revenues may not grow at a sufficient rate to absorb the costs associated with a larger overall headcount. Integrating our recent acquisitions will complicate these tasks.

Writing Off Investments Could Harm Our Results of Operations

        In addition, we have made loans to and investments in privately held companies which we classify as "other assets" on our balance sheet. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies' industries, the strength of the private equity markets and general market conditions. Due to these and other factors, we have previously determined, and may in the future determine, that the value of these investments is impaired, which has caused and would cause us to write down the stated value of these investments such as the write-off of our investment in Encompys. Further, we cannot assure you that future investment, license, fixed asset or other asset write-downs will not happen, particularly if the current economic downturn continues. If future write-downs do occur, they could harm our business and results of operations.

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

We Are Continuing to Expand Our Internet Based Enabled Solutions, such as Advent TrustedNetwork and Wealthline.

        To take advantage of the Internet, we are continuing to develop solutions to bring internet-based products and services to our clients. As we develop these new products and services, we have entered, and will continue to enter, into development agreements with information providers, clients or other companies in order to accelerate the delivery of new products and services. We may not be successful in marketing our internet services or in developing other internet services. Additionally, we may not be successful in being able to replace our current technology with new technology. Our failure to do so could seriously harm our business. In addition, we cannot assure you that there will not be disruptions in internet services beyond our control or that of our third party vendors. Any such disruptions could harm our business.

Security Risks and Concerns May Deter the Use of the Internet for Conducting Business.

        A significant barrier to commerce and communications over public networks is the secure transmission of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems or those of other web sites to protect proprietary information. If any well-publicized compromises of security were to occur, it could have the effect of substantially reducing the use of the internet for commerce and communications. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. The internet is a public network, and data is sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the internet. Computer viruses could be introduced into our systems or those of our customers or other third parties, which could disrupt or make it inaccessible to customers. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. To the extent that our activities may involve the storage and transmission of proprietary information, security breaches could expose us to a risk of loss or litigation and possible liability. Our security measures may be inadequate to prevent security breaches, and our business would be harmed if our security is breached.

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

We Expect Our Gross and Operating Margins May Fluctuate over Time.

        We expect that our gross and operating margins may fluctuate from period to period as we continue to introduce new products, change our professional services organization and associated revenue, continue to hire and acquire additional personnel and increase other expenses to support our business. Because these expenses are relatively fixed in the short term, a fluctuation in revenue could lead to operating results differing from expectations.

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

        Our competitors vary in size, scope of services offered and platforms supported. In addition, we compete indirectly with existing and potential clients, many of whom develop their own software for their particular needs and therefore may be reluctant to license software products offered by independent vendors like us. Many of our competitors have longer operating histories and greater financial, technical, sales and marketing resources than we do. In addition, we also face competition from potential new entrants into our market that may develop innovative technologies or business models. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressures will not result in price reductions, reduced operating margins and loss of market share, any one of which could seriously harm our business.

We Face Challenges in Expanding Our International Operations.

        We market and sell our products in the United States and, to a lesser extent, internationally. In November 1998, we established a subsidiary located in Australia, Advent Australia Pty. Ltd., to market and license our products in Australia. In addition, we entered into a distributor relationship in 1999 with Advent Europe, an independent distributor of our products in selected European markets. In November 2001, we acquired the Norwegian, Swedish, and Danish companies of this independent distributor. In August 2002, we agreed to purchase an independent distributor in Greece. In order to further expand our international operations, we will need to continue to establish additional facilities, acquire other businesses or enter into additional distribution relationships in other parts of the world. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. We cannot be certain that our establishment of facilities in other countries will produce desired levels of revenue. We currently have limited experience in developing localized versions of our products and marketing and distributing our products internationally. In addition, international operations are subject to other inherent risks, including:

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

We Must Retain Key Employees and Recruit Qualified Technical and Sales Personnel.

        We believe that our success will depend on the continued employment of our senior management and key technical personnel, none of whom has an employment agreement with us. Our Chief Financial Officer has announced his intent to retire at some point in the future. Additionally, our continued success depends, in part, on our ability to identify, attract, motivate and retain qualified technical, sales and other personnel. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, backgrounds and industry experience. Competition for qualified engineers, particularly in Northern California and the San Francisco Bay Area, is intense. The loss of the services of a significant number of our engineers or sales people could be disruptive to our development efforts or business relationships and could seriously harm our business. We may also be required to create additional performance and retention incentives in order to retain our employees, including the granting of additional stock options to employees at current prices or issuing incentive cash bonuses. Such incentives may either dilute our existing stockholder base or result in unforeseen operating expenses, which may cause our stock price to fall.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Much of our revenue and capital spending is transacted in U.S. dollars. However, since the acquisitions of Advent Australia, Advent Denmark, Advent Norway and Advent Sweden, whose revenues and capital spending are transacted in local country currencies, we have greater exposure to foreign currency fluctuations. Results of operations from Advent Australia, Advent Denmark, Advent Norway and Advent Sweden are not material to our operating results; therefore, we believe that foreign currency exchange rates should not materially adversely affect our overall financial position, results of operations or cash flows. We believe that the fair value of our investment portfolio or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our investment portfolio. However, immediate sharp increases in interest rates could have a material adverse affect on the fair value of our investment portfolio. Conversely, immediate sharp declines in interest rates could seriously harm interest earnings of our investment portfolio.

        The table below presents principal amounts by expected maturity (in U.S. dollars) and related weighted average interest rates by year of maturity for our investment portfolio (in thousands):

	Estimated Fair Value at June 30, 2002 Maturing in
	2002	2003	2004	2005	Total
Federal Instruments	$9,870	$18,250	$7,700	$3,000	$38,820
Weighted Average Interest Rate	4.26%	3.19%	3.98%	4.37%
Commercial Paper & Short-term obligations	33,695	3,200			36,895
Weighted Average Interest Rate	2.01%	2.6%
Corporate Notes & Bonds	22,491	21,005	8,891		53,387
Weighted Average Interest Rate	4.80%	6.91%	6.28%
Municipal Notes & Bonds	1,000	26,045	7,535		34,580
Weighted Average Interest Rate	5.70%	5.41%	5.60%
Corporate Equity Securities	633				633

Total Portfolio, excluding equity securities	$67,689	$68,500	$24,126	$3,000	$163,315

        At June 30, 2002, cash, cash equivalents and short-term marketable securities totaled approximately $214 million, which is comprised of the $163 million in our investment portfolio, presented above, and $51 million in other cash and cash equivalents.

        We also invested in numerous privately held companies, many of which can still be considered in the start-up or development stages and are classified as "other assets" in our balance sheet. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of the companies' industries, the strength of the private equity markets and general market conditions. We could lose our entire initial investment in these companies.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        From time to time we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

        On November 8, 2001, Charles Schwab & Co., Inc. ("Schwab") filed suit against us alleging claims for declaratory relief, anticipatory breach of contract and breach of the covenant of good faith and fair dealing, arising from our intention to cease maintenance of a point-to-point interface that allows institutional investment customers to download data received from Schwab's systems into our software product used by the investment customers. We intended to cease maintenance of the point-to-point interface and to transition to a new, and what we believe to be improved, software interface (the "Advent Custodial Data" or "ACD" system).

        On May 6, 2002, we filed our answer to Schwab's complaint and filed a cross-complaint against Schwab for tortious interference with contractual relations, tortious interference with prospective business advantage, unfair competition in violation of the California Business and Professions Code, and common law unfair competition, arising from Schwab's intention to hire a third-party software firm to use Advent documentation to create a substitute for the point-to-point interface.

        The parties settled this dispute on July 22, 2002. Pursuant to the settlement agreement, Advent will extend maintenance of the point-to-point interface for licensed users through December 30, 2004 to be paid for by the licensed users. Concurrent with maintenance of the point-to-point interface, Advent and Schwab will fully support and continue to offer ACD service and will work together to further enhance the Schwab ACD interface. Advent and Schwab will cooperate to create an orderly transition from the point-to-point interface to ACD by year end 2004. Finally, Advent's ACD pricing for Schwab customers will not differ based on the custodial relationship of the advisor, and Schwab will not develop a substitute for the point-to-point interface.

Item 2. Changes in Securities

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        At our Annual Meeting of Stockholders, held May 8, 2002, the following matters were voted upon by stockholders pursuant to proxies solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934:

        The following individuals were elected to the Board of Directors:

NOMINEE	FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
Ms. Stephanie G. DiMarco	30,654,767	—	231,682	—
Mr. Peter M. Caswell	30,654,129	—	232,320	—
Mr. Frank H. Robinson	30,572,428	—	314,021	—
Mr. Wendell G. Van Auken	30,592,503	—	293,946	—
Mr. William F. Zuendt	30.592,515	—	293,934	—
Mr. Monte Zweben	30,571,733	—	314,716	—

        The vote for the approval of and reservation of shares under the Company's 2002 Stock Plan was as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
16,665,640	14,024,510	196,299	—

        The vote for the ratification of the appointment of PricewaterhouseCoopers LLP was as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
28,663,618	2,216,141	6,690	—

Item 5. Other Information

        None.

Item 6. Exhibits And Reports On Form 8-K

  (a)
  Exhibits

  99.1
  Certification of Chief Executive Officer and Chief Financial Officer

  (b)
  Reports on Form 8-K

    A report on Form 8-K/A was filed on April 30, 2002 amending the Form 8K filed on March 1, 2002 regarding the completion of the acquisition of Kinexus Corporation on February 14, 2002. The Form 8-K/A included the financial statements required for such filings.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVENT SOFTWARE, INC.
Dated: August 8, 2002	By:	/s/ IRV H. LICHTENWALD Irv H. Lichtenwald Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)
Dated: August 8, 2002	By:	/s/ PATRICIA VOLL Patricia Voll Vice President of Finance (Principal Accounting Officer)

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
ADVENT SOFTWARE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)
ADVENT SOFTWARE, INC. CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) (In thousands, except per share data)
ADVENT SOFTWARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
ADVENT SOFTWARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits And Reports On Form 8-K
SIGNATURES