Form 10-Q
period 2002-09-30
ADVENT SOFTWARE INC /DE/
filed 2002-11-14
CIK 1002225

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-26994

ADVENT SOFTWARE, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2901952 (IRS Employer Identification Number)
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

Yes ☒    No ☐

        The number of shares of the Registrant's Common Stock outstanding as of October 31, 2002 was 32,698,093.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ADVENT SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$97,674	$166,794
Short-term investments	74,852	121,756
Accounts receivable, net	22,784	49,930
Prepaid expenses and other	9,167	9,451
Deferred income taxes	17,365	10,935

Total current assets	221,842	358,866

Fixed assets, net	27,691	26,090
Other assets, net	168,270	68,719

Total assets	$417,803	$453,675

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,045	$2,408
Accrued liabilities	14,115	13,520
Deferred revenues	29,047	25,907
Income taxes payable	1,437	5,767

Total current liabilities	47,644	47,602
Long-term liabilities	4,852	1,684

Total liabilities	52,496	49,286

Stockholders' equity:
Common stock	341	342
Additional paid-in capital	291,610	317,548
Retained earnings	73,490	86,621
Cumulative other comprehensive loss	(134)	(122)

Total stockholders' equity	365,307	404,389

Total liabilities and stockholders' equity	$417,803	$453,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Revenues:
License and development fees	$9,193	$17,563	$44,238	$55,245
Maintenance and other recurring	21,690	17,416	64,887	48,691
Professional services and other	4,227	4,226	14,050	13,897

Net revenues	35,110	39,205	123,175	117,833

Cost of revenues:
License and development fees	1,843	1,655	5,319	4,797
Maintenance and other recurring	5,829	4,258	16,624	12,240
Professional services and other	1,526	1,421	5,044	4,542

Total cost of revenues	9,198	7,334	26,987	21,579

Gross margin	25,912	31,871	96,188	96,254

Operating expenses:
Sales and marketing	16,589	13,754	48,863	38,745
Product development	10,293	6,914	29,247	19,045
General and administrative	5,344	3,777	15,145	10,668
Amortization of intangibles	2,880	1,472	7,392	3,527
Purchased in-process research and development	1,450	—	1,450	—

Total operating expenses	36,556	25,917	102,097	71,985

Income (loss) from operations	(10,644)	5,954	(5,909)	24,269
Interest income and other expense, net	(1,786)	1,501	(8,055)	4,763

Income (loss) before income taxes	(12,430)	7,455	(13,964)	29,032
Provision for (benefit from) income taxes	(4,102)	2,535	(833)	9,870

Net income (loss)	$(8,328)	$4,920	$(13,131)	$19,162

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	$(626)	$416	$(281)	$405
Foreign currency translation adjustments	529	(36)	269	(65)

Comprehensive income (loss)	$(8,425)	$5,300	$(13,143)	$19,502

Net income (loss) per share data:
Basic:
Net income (loss) per share	$(0.25)	$0.15	$(0.39)	$0.61
Shares used in per share calculations	32,910	32,768	33,590	31,548
Diluted:
Net income (loss) per share	$(0.25)	$0.14	$(0.39)	$0.55
Shares used in per share calculations	32,910	36,163	33,590	34,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2002	2001
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(13,131)	$19,162
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash stock compensation	(2)	111
Depreciation and amortization	13,445	7,819
Purchased in-process research and development	1,450	—
Provision for doubtful accounts	4,712	4,015
Other than temporary loss on investments	13,316	—
Loss on investments	342	—
Deferred income taxes	(365)	—
Other	(373)	373
Cash provided by (used in) operating assets and liabilities:
Accounts receivable	18,067	(5,971)
Prepaid and other current assets	2,114	(6,258)
Accounts payable	(1,052)	208
Accrued liabilities	(4,637)	(347)
Deferred revenues	(2,985)	994
Income taxes payable	(6,273)	7,815

Net cash provided by operating activities	24,628	27,921

Cash flows used in investing activities:
Net cash used in acquisitions including payments of net assumed liabilities	(90,095)	(15,181)
Acquisition of fixed assets	(4,207)	(6,597)
Purchases of other investments	(10,060)	(12,988)
Proceeds from sales of other investments	1,967	—
Purchase of short-term marketable securities	(97,009)	(127,158)
Sales and maturities of short-term marketable securities	143,444	74,110
Deposits and other	(1,779)	171

Net cash used in investing activities	(57,739)	(87,643)

Cash flows provided by (used in) financing activities:
Proceeds from issuance and exercise of warrants	2	5,000
Common stock repurchased	(49,667)	(10,500)
Proceeds from issuance of common stock	13,446	152,253
Repayment of capital leases	29	—

Net cash provided by (used in) financing activities	(36,190)	146,753

Effect of exchange rate changes on cash and cash equivalents	181	—

Net increase (decrease) in cash and cash equivalents	(69,120)	87,031
Cash and cash equivalents at beginning of period	166,794	96,987

Cash and cash equivalents at end of period	$97,674	$184,018

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,032	$1,873
Unrealized loss on marketable securities, net of tax	$281	—

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

2.    Accounting Policies

        In June 2002, we began to offer term licenses as an alternative to the perpetual licenses we have historically offered to customers. We recognize revenue for term licenses ratably over the period of the contract term. We recognize revenue on perpetual licenses upon shipment assuming all other revenue recognition criteria have been met. Looking forward, it is too early to predict any trends or adoption rates with respect to customer preferences related to term or perpetual licensing.

        In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies the guidance of the Emerging Issues Task Force ("EITF") in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS 146, the Board acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to the other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect a significant impact on our financial position and results of operations for the adoption of SFAS 146.

3.    Net Income (Loss) Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)
	2002	2001	2002	2001
Net income (loss)	$(8,328)	$4,920	$(13,131)	$19,162
Reconciliation of shares used in basic and diluted per share calculations
Basic
Weighted average common shares outstanding	32,910	32,768	33,590	31,548
Basic net income (loss) per share	$(0.25)	$0.15	$(0.39)	$0.61
Diluted
Weighted average common shares outstanding	32,910	32,768	33,590	31,548
Dilutive effect of stock options	—	3,395	—	3,176
Shares used in diluted net income (loss) per share calculation	32,910	36,163	33,590	34,724
Diluted net income (loss) per share	$(0.25)	$0.14	$(0.39)	$0.55
Antidilutive options outstanding excluded from the computation of EPS	4,459	956	2,894	869

4.    Acquisitions

        In February 2002, we acquired Kinexus Corporation, a privately held company located in New York. Kinexus provides internal account aggregation and manual data management services which we will use in our Advent TrustedNetwork service. The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the tangible and intangible assets and liabilities acquired on the basis of their respective fair values on the acquisition date. The results of operations are included in the consolidated financial statements beginning on the acquisition date. In order to further increase our deployment of Advent TrustedNetwork, we acquired Kinexus at amounts exceeding the tangible and identifiable intangible fair values of assets and liabilities resulting in goodwill of $25.3 million.

        The total purchase price of approximately $45.5 million included cash of approximately $34 million, closing costs of $3 million and a warrant to purchase 165,176 shares of our Common Stock valued at $8.5 million. The fair value of the warrant was calculated using the Black-Scholes method using the following assumptions: fair value of common stock of $51.34 per share, interest rate of 3%, volatility of 65.9% and a dividend rate of zero. The warrant had an exercise price of $0.01 per share, was exercised in February 2002 and had a contractual term of one year. There is $3.8 million of additional contingent consideration that is held in escrow for 14 months, which if released will be recorded as additional goodwill. There is also a potential earn-out distribution to shareholders of up to $115 million over the next two years in cash or stock at the option of Advent under a formula based on revenues and expenses for the years ending December 31, 2002 and 2003, which if earned will be recorded as additional goodwill. As of September 30, 2002, there have been no payments or accruals related to this earn-out provision.

        In the quarter ended June 30, 2002, there was an adjustment to Kinexus goodwill and liabilities assumed decreasing both by approximately $4.1 million. We reduced the estimated liability assumed in connection with a vacant Kinexus facility located in downtown Manhattan within a few blocks of the World Trade Center site based on additional analysis on the local commercial rental market.

        The updated allocation of the Kinexus purchase price to tangible and intangible assets and liabilities is summarized below (in thousands).

	Estimated Remaining Useful Life	Adjusted Balance September 30, 2002
Goodwill		$25,296
Existing technologies	3 Years	3,900
Existing technologies—internal	2 Years	498
Core technologies	3 Years	2,100
Trade name/trademarks	3 Years	600
Contracts and customer relationships	3 Years	9,400
Tangible assets		3,593
Net deferred tax assets		39,807
Liabilities assumed		(39,656)

Total Purchase Price		$45,538

        Goodwill is not expected to be deductible for tax purposes.

        Liabilities assumed of $39.7 million include cash advances from Advent of $4.9 million, change-in-control separation obligations of $11.1 million and remaining estimated long-term lease obligations of $4.1 million. The purchase price is subject to further refinement and change over the next few months due primarily to assessing the liabilities assumed. The amount allocated to identifiable intangibles was determined based on management's estimates using established valuation techniques.

        In July 2002, we acquired Techfi Corporation, a privately held company. Techfi provides software, technology and services to the financial intermediary market. This acquisition was in keeping with our strategy to add products and services that meet the needs of a wide variety of sectors in the financial services industry, as we added the capability that Techfi brings particularly in the financial planning and independent broker/dealer areas. The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the tangible and intangible assets and liabilities acquired on the basis of their respective fair values on the acquisition date. The results of operations are included in the consolidated financial statements beginning on the acquisition date. The total purchase price of approximately $22.8 million includes cash of approximately $20.2 million, acquisition related expenses of $0.8 million and options to purchase 70,000 shares of our Common Stock valued at approximately $1.8 million. The options were valued using the Black-Scholes method to determine fair value, have an exercise price of $17.39 per share, vest over five years, and expire in August 2012. There is $2.3 million of additional contingent consideration that is held in escrow for 14 months, which if released will be recorded as additional goodwill. The acquisition price of Techfi exceeded the tangible and identifiable intangible fair values of assets and liabilities resulting in goodwill of $17 million, which is not expected to be deductible for tax purposes. At the acquisition date, Techfi's primary purchased in-process research and development ("IPR&D") projects involved the development of a web-enabled system for portfolio management, performance reporting and contact management; distributable macro language to automate operational tasks like downloading, importing and report printing and enhancements to their currently offered AdvisorMart service.

        Purchased IPR&D for Techfi represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition date, had not yet reached technological feasibility. The cash flow projections for revenues were based on estimated projected revenue and expenses beyond 2003 and expected industry benchmarks. Revenue estimates also include an estimated annual attrition percentage to account for the fact that, as time passes, the portion of projected revenue attributable to purchased IPR&D technologies will become less as newer technology replaces the capabilities and functionality of the purchased IPR&D technologies. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at after-tax cash flows. Projected operating expenses included costs of goods sold, research and development, sales and marketing expenses, general and administrative expenses, including estimated costs to maintain the products once they have been introduced into the market and are generating revenue. The rates utilized to discount projected cash flows were 20% to 35% for in-process technologies and were based primarily on rates of return and the overall level of market acceptance and the amount of time each respective technology has been in the marketplace. The purchased IPR&D is expected to be fully completed and revenues are expected to commence in the fourth quarter of 2002.

        As of the date of acquisition, Advent concluded that the purchased in-process technology had no alternative future use after taking into consideration the potential use of the technology in different products, the stage of development and life-cycle of each project and resale of the software. The value of the purchased IPR&D of approximately $1.5 million was expensed at the time of the acquisition.

        The preliminary allocation of the Techfi purchase price to tangible and intangible assets and liabilities is summarized below (in thousands).

	Estimated Remaining Useful Life	Balance September 30, 2002
Goodwill		$16,768
Existing technologies	5 Years	2,310
Core technologies	6 Years	620
Trade name/trademarks	6 Years	200
Maintenance contracts	7 Years	460
Non-compete agreements	5 Years	3,150
Tangible assets		1,259
Net deferred tax assets		10
Purchased in-process research and development		1,450
Liabilities assumed		(3,441)

Total Purchase Price		$22,786

        In September 2002, we acquired all of the common stock of our distributor's operation located in Greece, Advent Hellas, for a total purchase price of approximately $6.6 million in cash. In addition, in connection with this acquisition, we are required to pay 50% of operating margins that exceed 20% for the two years after the acquisition. The acquisition was accounted for using the purchase method of accounting and the results of operations are included in our consolidated financial statements beginning on the acquisition date. We acquired our Greek distributor's operation at amounts exceeding the tangible and identifiable intangible fair values of assets and liabilities resulting in goodwill of $5.4 million in order to expand control over European channels for our products and services. The preliminary allocation of the Advent Hellas purchase price was based on the estimated fair value of the net tangible liabilities of $0.2 million at the acquisition date (consisting of current assets of $0.8 million; property, plant and equipment of $0.03 million; other assets of $0.01 million; current liabilities of approximately $1 million), goodwill of $5.4 million, which is not deductible for tax purposes, and an identified intangible for a licensing agreement of $1.4 million which has an amortization period of 7 years.

        The following pro forma supplemental information presents selected financial information as though the purchases of Kinexus and Techfi had been completed as of the beginning of the periods being reported on and after giving effect to purchase accounting adjustments. The pro forma consolidated net income (loss) amounts include certain pro forma adjustments, primarily the amortization of identifiable intangible assets, tax provision (benefit) adjustments on pro forma pre-tax income (loss) at a statutory tax rate of 41% and the elimination of interest income on cash used in the acquisition. The pro forma consolidated information below does not include acquisitions completed in 2001 nor does it include the acquisition of Advent Hellas in September 2002 as they were not material (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue	$35,264	$42,171	$125,408	$126,174
Net loss	$(8,960)	$(3,294)	$(12,869)	$(3,834)
Basic net loss per share	$(0.27)	$(0.10)	$(0.38)	$(0.12)
Diluted net loss per share	$(0.27)	$(0.10)	$(0.38)	$(0.12)

5.    Other Assets

        Components of other assets were as follows (in thousands):

	Weighted-Average Amortization Period	September 30, 2002	December 31, 2001
Goodwill		$61,101	$12,650
Purchased technologies	5.16 years	16,640	10,600
Customer relationships	5.42 years	18,353	10,438
Other intangibles	5.19 years	4,483	637
Deferred tax assets		38,485	3,147
Long-term equity investments		11,504	17,905
Other		17,704	13,342

Total		$168,270	$68,719

        Interest income and other expense includes a non-cash charge of approximately $3.2 million during the quarter ended September 30, 2002 related to the write-down of our long-term equity investments, primarily an investment in myCFO, Inc. On September 27, 2002, Harris Wealth Management Group announced that it has reached an agreement to acquired certain assets of myCFO, Inc. resulting in no anticipated recovery of our initial investment. Additionally, during the quarter ended June 30, 2002, we had a charge of approximately $9 million related to the write-down of our long-term equity investments, primarily our investment in Encompys, Inc. In May 2002, the Board of Directors of Encompys, Inc. informed us that it had decided to sell the assets of Encompys or wind down operations. Encompys was formed in April 2001 by Accenture, Microsoft, Compaq and the Bank of New York to provide an Internet-based straight-through-processing solution for the global asset management community.

        We recorded a benefit from income taxes of approximately $4 million, or 33%, in the third quarter of 2002. The third quarter effective tax rate reflects the effect of the in-process research and development write off and the write-downs of certain investments. The annual effective tax rate is anticipated to be 6% for 2002 compared to the 2001 effective tax rate of 34%. The actual effective tax rate for the entire 2002 fiscal year could vary substantially depending on actual results achieved. The anticipated 2002 tax rate differs from the statutory rate primarily due to the write-offs of in-process research and development and changes in valuation allowances for certain deferred tax assets, resulting from the write-downs of certain investments, all of which are not anticipated to be deductible for tax purposes. We currently do not expect any goodwill to be deductible for tax purposes.

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

        The changes in the carrying value of goodwill and intangible assets for the nine months ended September 30, 2002 were as follows (in thousands):

	Gross	Accumulated Amortization	Net
Goodwill
Balance at December 31, 2001	$15,946	$(3,296)	$12,650
Additions	52,788	—	52,788
Acquisition and other adjustments	(4,337)	—	(4,337)

Balance at September 30, 2002	$64,397	$(3,296)	$61,101

Intangibles
Balance at December 31, 2001	$26,393	$(4,718)	$21,675
Additions	24,640	—	24,640
Amortization	—	(7,392)	(7,392)
Other adjustments	553	—	553

Balance at September 30, 2002	$51,586	$(12,110)	$39,476

        Additions to goodwill include $29.4 million, $16.8 million, and $5.4 million related to the acquisitions of Kinexus in February 2002, Techfi in July 2002, and Advent Hellas in September 2002, respectively, approximately $1 million adjustment to the purchase price of our Scandinavian subsidiaries and $0.2 million additional consideration paid to the former NPO stockholders in connection with performance based earn-outs. The $4.3 million of acquisition and other adjustments are primarily the result of a revaluation of an assumed liability for a lease of a vacant Kinexus facility located in downtown Manhattan within a few blocks of the World Trade Center site.

        As of September 30, 2002, the estimated intangibles amortization expense for each calendar year ended December 31 is: $10.4 million for 2002; $11.8 million for 2003; $11.4 million for 2004; $6.6 million for 2005; $4.1 million for 2006; and $2.5 million thereafter.

        Net income (loss) on a pro forma basis, excluding goodwill amortization expense, would have been as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net income (loss)
Reported net income (loss)	$(8,328)	$4,920	$(13,131)	$19,162
Add: goodwill amortization, net of tax	—	256	—	687

Adjusted net income (loss)	$(8,328)	$5,176	$(13,131)	$19,849

Basic income (loss) per share
Reported net income (loss)	$(0.25)	$0.15	$(0.39)	$0.61
Goodwill amortization	—	0.01	—	0.02

Adjusted net income (loss)	$(0.25)	$0.16	$(0.39)	$0.63

Shares used in per share calculation	32,910	32,768	33,590	31,548
Diluted income (loss) per share
Reported net income (loss)	$(0.25)	$0.24	$(0.39)	$0.41
Goodwill amortization	—	—	—	0.02

Adjusted net income (loss)	$(0.25)	$0.24	$(0.39)	$0.43

Shares used in per share calculation	32,910	36,163	33,590	34,724

6.    Stock Related

        In March 2001, Advent's Board of Directors authorized the repurchase of up to one million shares of outstanding common stock. On May 8, 2002 and June 28, 2002, the Board of Directors authorized the repurchase of an additional one million and two million shares, respectively. A total of 430,000 shares were repurchased in 2001. During the six months ended June 30, 2002, Advent repurchased 1,455,000 shares at an average price of $22.90 per share. We repurchased an additional 900,000 shares in July 2002 at an average price of $18.16 per share. The purchases may be made, from time to time, on the open market or in privately negotiated transactions and will be funded from available working capital. The repurchase program will allow us to help manage the dilution of our shares from our employee stock programs.

        In February and May 2002, the Board of Directors and the stockholders, respectively, approved the 2002 Stock Plan which includes an "evergreen" provision which adds an annual increase to the plan on the last day of the Company's fiscal year beginning in 2002 equal to the lesser of (i) 1,000,000 shares, (ii) 2% of the Company's outstanding shares on such date, or (iii) a lesser number of shares determined by the Board of Directors. The plan allows for the grant of options to purchase Common Stock to employees and consultants under substantially the same terms as the 1992 Stock Plan described in our Annual Report on Form 10-K for the year ended December 31, 2001. All remaining options from the expired 1992 Stock Plan have rolled over to the 2002 Stock Plan.

7.    Commitments and Contingencies

        A European distributor and its subsidiaries that operate in certain European locations have the exclusive right to sell our software in the European Union, excluding certain locations, until July 1, 2004 subject to achieving certain revenue levels. During this period the distributor also has the contingent right to require us to purchase any one or any group of their subsidiaries. Our requirement to purchase is contingent upon the distributor achieving specified operating margins greater than 20% and specified customer satisfaction criteria. The purchase price would be two times the preceding twelve months total revenue of the purchased subsidiaries plus potential additional consideration equal to 50% of operating margins greater than 20% that are achieved in the two years subsequent to our acquisition. In addition, Advent has the right to purchase any one or any group of the distributor's subsidiaries under certain conditions. In the event these rights are exercised by Advent or the distributor, the purchase of these subsidiaries would principally result in an increase in intangible assets, goodwill and amortization of intangible assets. Please see Note 4 for further information on the purchase of the European distributor's Greek subsidiary in September 2002. We do not expect to purchase any more of the European distributor's subsidiaries for the remainder of 2002.

        Our operating lease commitments after 2001 increased to $63 million for the years 2002 through 2012, cumulatively, primarily due to a new operating lease for additional facilities in San Francisco signed in 2002 and leases assumed in connection with the Kinexus acquisition. Approximately $8 million related to vacant Kinexus facilities was originally included in net liabilities assumed in February 2002. The recorded liability was later reduced by approximately $4 million in the quarter ended June 30, 2002 based on additional analysis on the local commercial rental market.

        On November 8, 2001, Charles Schwab & Co, Inc. ("Schwab") filed suit against us because of our intention to cease maintenance of an existing software interface and to transition to a new, and what we believe to be improved, software interface (the "Advent Custodial Data" or "ACD" system). On July 22, 2002, we settled our dispute with Schwab. Pursuant to the settlement agreement, Advent will extend maintenance of the point-to-point interface for licensed users through December 30, 2004 to be paid for by the licensed users. Concurrent with maintenance of the point-to-point interface, Advent and Schwab will fully support and continue to offer ACD service and will work together to further enhance the Schwab ACD interface. Advent and Schwab will cooperate to create an orderly transition from the point-to-point interface to ACD by year-end 2004. Finally, Advent's ACD pricing for Schwab customers will not differ based on the custodial relationship of the advisor, and Schwab will not develop a substitute for the point-to-point interface.

        From time to time we are subject to various other legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

8.    Subsequent Events

        In November 2002, the Company commenced a voluntary stock option exchange program made available to certain eligible employees of the Company. The Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Chief Technology Officer and Executive Vice President of Business Development are specifically excluded from participating in the exchange program. Under this program, eligible employees were given the option to cancel each outstanding stock option granted to them at an exercise price greater than or equal to $20 per share, in exchange for a new option to buy 0.8 shares of the Company's Common Stock to be granted on June 5, 2003, six months and one day from December 4, 2002, the expiration date of the offer, and the date the old options of participating employees will be cancelled. There is no credit given for option vesting during the period between cancellation of the outstanding option and the grant of the new option. The exercise price of the new options will be equal to the fair market value of the Company's Common Stock on the date of grant. In total, 3,336,504 option shares are eligible to participate in this program. The exchange program is not expected to result in additional compensation charges or variable option plan accounting.

        In November 2002, we purchased all of the outstanding membership interests of AdventOutsource Data Management, LLC ("AdventOutsource"), formerly Uoutsource Data Management, LLC, for approximately $947,000 in cash plus net liabilities of approximately $4 million plus acquisition costs. AdventOutsource is an application service provider of portfolio reconciliation and reporting services via the internet. AdventOutsource stores the client's data, provides secure access over the Web to their accounts, and delivers the Axys functionality in portfolio management, accounting and reporting. In addition to the initial cash consideration, there is also a potential earn-out distribution to the selling members of up to $5 million through December 31, 2004 under a formula based on revenue results for the years ending December 31, 2003 and 2004. For the remainder of 2002 through 2005, AdventOutsource operating lease commitments approximate $1 million.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        You should read the following discussion in conjunction with our consolidated financial statements and related notes. Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated product offerings, revenues, gross margins and operating costs and expenses. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Other Factors Which May Affect Future Operations and Forward-Looking Statements" and elsewhere in this document as well as other information set forth in our Form 10-K for the year ended December 31, 2001, and other documents we file from time to time with the Securities and Exchange Commission.

Accounting Policies

        In June 2002, we began to offer term licenses as an alternative to the perpetual licenses we have historically offered to customers. We recognize revenue for term licenses ratably over the period of the contract term. We recognize revenue on perpetual licenses upon shipment assuming all other revenue recognition criteria have been met. Looking forward, it is too early to predict any trends or adoption rates with respect to customer preferences related to term or perpetual licensing.

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

Acquisitions

        In February 2002, we acquired Kinexus Corporation, a privately held company located in New York. Kinexus provides internal account aggregation and manual data management services which we will use in our Advent TrustedNetwork service. The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the tangible and intangible assets and liabilities acquired on the basis of their respective fair values on the acquisition date. The results of operations are included in the consolidated financial statements beginning on the acquisition date. In order to further increase our deployment of Advent TrustedNetwork, we acquired Kinexus at amounts exceeding the tangible and identifiable intangible fair values of assets and liabilities resulting in goodwill of $25.3 million.

        The total purchase price of approximately $45.5 million included cash of approximately $34 million, closing costs of $3 million and a warrant to purchase 165,176 shares of our Common Stock valued at $8.5 million. The fair value of the warrant was calculated using the Black-Scholes method using the following assumptions: fair value of common stock of $51.34 per share, interest rate of 3%, volatility of 65.9% and a dividend rate of zero. The warrant had an exercise price of $0.01 per share, was exercised in February 2002 and had a contractual term of one year. There is $3.8 million of additional contingent consideration that is held in escrow for 14 months, which if released will be recorded as additional goodwill. There is also a potential earn-out distribution to shareholders of up to $115 million over the next two years in cash or stock at the option of Advent under a formula based on revenues and expenses for the years ending December 31, 2002 and 2003, which if earned will be recorded as additional goodwill. As of September 30, 2002, there have been no payments or accruals related to this earn-out provision.

        In the quarter ended June 30, 2002, there was an adjustment to Kinexus goodwill and liabilities assumed decreasing both by approximately $4.1 million. We reduced the estimated liability assumed in connection with a vacant Kinexus facility located in downtown Manhattan within a few blocks of the World Trade Center site based on additional analysis on the local commercial rental market.

        The updated allocation of the Kinexus purchase price to tangible and intangible assets and liabilities is summarized below (in thousands).

	Estimated Remaining Useful Life	Adjusted Balance September 30, 2002
Goodwill		$25,296
Existing technologies	3 Years	3,900
Existing technologies—internal	2 Years	498
Core technologies	3 Years	2,100
Trade name/trademarks	3 Years	600
Contracts and customer relationships	3 Years	9,400
Tangible assets		3,593
Net deferred tax assets		39,807
Liabilities assumed		(39,656)

Total Purchase Price		$45,538

        Goodwill is not expected to be deductible for tax purposes.

        Liabilities assumed of $39.7 million include cash advances from Advent of $4.9 million, change-in-control separation obligations of $11.1 million and remaining estimated long-term lease obligations of $4.1 million. The purchase price is subject to further refinement and change over the next few months due primarily to assessing the liabilities assumed. The amount allocated to identifiable intangibles was determined based on management's estimates using established valuation techniques.

        In July 2002, we acquired Techfi Corporation, a privately held company. Techfi provides software, technology and services to the financial intermediary market. This acquisition was in keeping with our strategy to add products and services that meet the needs of a wide variety of sectors in the financial services industry, as we added the capability that Techfi brings particularly in the financial planning and independent broker/dealer areas. The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the tangible and intangible assets and liabilities acquired on the basis of their respective fair values on the acquisition date. The results of operations are included in the consolidated financial statements beginning on the acquisition date. The total purchase price of approximately $22.8 million includes cash of approximately $20.2 million, acquisition related expenses of $0.8 million and options to purchase 70,000 shares of our Common Stock valued at approximately $1.8 million. The options were valued using the Black-Scholes method to determine fair value, have an exercise price of $17.39 per share, vest over five years, and expire in August 2012. There is $2.3 million of additional contingent consideration that is held in escrow for 14 months, which if released will be recorded as additional goodwill. The acquisition price of Techfi exceeded the tangible and identifiable intangible fair values of assets and liabilities resulting in goodwill of $17 million, which is not expected to be deductible for tax purposes. At the acquisition date, Techfi's primary purchased in-process research and development ("IPR&D") projects involved the development of a web-enabled system for portfolio management, performance reporting and contact management; distributable macro language to automate operational tasks like downloading, importing and report printing; and enhancements to their currently offered AdvisorMart service.

        Purchased IPR&D for Techfi represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition date, had not yet reached technological feasibility. The cash flow projections for revenues were based on estimated projected revenue and expenses beyond 2003 and expected industry benchmarks. Revenue estimates also include an estimated annual attrition percentage to account for the fact that, as time passes, the portion of projected revenue attributable to purchased IPR&D technologies will become less as newer technology replaces the capabilities and functionality of the purchased IPR&D technologies. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at after-tax cash flows. Projected operating expenses included costs of goods sold, research and development, sales and marketing expenses, general and administrative expenses, including estimated costs to maintain the products once they have been introduced into the market and are generating revenue. The rates utilized to discount projected cash flows were 20% to 35% for in-process technologies and were based primarily on rates of return and the overall level of market acceptance and the amount of time each respective technology has been in the marketplace. The purchased IPR&D is expected to be fully completed and revenues are expected to commence in the fourth quarter of 2002.

        As of the date of acquisition, Advent concluded that the purchased in-process technology had no alternative future use after taking into consideration the potential use of the technology in different products, the stage of development and life cycle of each project and resale of the software. The value of the purchased IPR&D of approximately $1.5 million was expensed at the time of the acquisition.

        The preliminary allocation of the Techfi purchase price to tangible and intangible assets and liabilities is summarized below (in thousands).

	Estimated Remaining Useful Life	Balance September 30, 2002
Goodwill		$16,768
Existing technologies	5 Years	2,310
Core technologies	6 Years	620
Trade name/trademarks	6 Years	200
Maintenance contracts	7 Years	460
Non-compete agreements	5 Years	3,150
Tangible assets		1,259
Net deferred tax assets		10
Purchased in-process research and development		1,450
Liabilities assumed		(3,441)

Total Purchase Price		$22,786

        In September 2002, we acquired all of the common stock of our distributor's operation located in Greece, Advent Hellas, for a total purchase price of approximately $6.6 million in cash. In addition, in connection with this acquisition, we are required to pay 50% of operating margins that exceed 20% for the two years after the acquisition. The acquisition was accounted for using the purchase method of accounting and the results of operations are included in our consolidated financial statements beginning on the acquisition date. We acquired our Greek distributor's operation at amounts exceeding the tangible and identifiable intangible fair values of assets and liabilities resulting in goodwill of $5.4 million in order to expand control over European channels for our products and services. The preliminary allocation of the Advent Hellas purchase price was based on the estimated fair value of the net tangible liabilities of $0.2 million at the acquisition date (consisting of current assets of $0.8 million; property, plant and equipment of $0.03 million; other assets of $0.01 million; current liabilities of approximately $1 million), goodwill of $5.4 million which is not deductible for tax purposes, and an identified intangible for a licensing agreement of $1.4 million which has an amortization period of 7 years.

        In November 2002, we purchased all of the outstanding membership interests of AdventOutsource Data Management, LLC. ("AdventOutsource"), formerly Uoutsource Data Management, LLC, for approximately $947,000 in cash plus net liabilities of approximately $4 million plus acquisition costs. AdventOutsource is an application service provider of portfolio reconciliation and reporting services via the Internet. AdventOutsource stores the client's data, provides secure access over the Web to their accounts, and delivers the Axys functionality in portfolio management, accounting and reporting. In addition to the initial cash consideration, there is also a potential earn-out distribution to the selling members of up to $5 million through December 31, 2004 under a formula based on revenue results for the years ending December 31, 2003 and 2004.

Distributor Relationship

        We rely on a number of strategic alliances to help us achieve market acceptance of our products and to leverage our development, sales, and marketing resources. In 1998 we established one such relationship with a company in Scandinavia to distribute our products within Scandinavia. In the third quarter of 1999, this distributor formed Advent Europe. Advent Europe and its subsidiaries have the exclusive right to distribute our software in the European Union, excluding certain locations, until July 1, 2004 subject to achieving certain revenue levels. Incorporated in The Netherlands, Advent Europe is an independent entity and is not financially backed by us and is entirely capitalized by independent third party investors. It makes tax and language modifications to Advent Office to fit the various needs of the local jurisdictions and then markets and licenses the Advent Office suite and related services. All transactions between Advent Europe and us are transacted in U.S. dollars and are arms length transactions. Revenue from sales to this distributor is recognized when the distributor submits a signed contract, the product has been delivered, the fee is fixed and determinable, and the resulting receivable is reasonably assured. Our revenues from this distributor in each of the three years ended December 31, 2001, 2000, and 1999 and in the quarters ended March 31, 2002, June 30, 2002, and September 30, 2002 were less than 4% of our total net revenue.

        Through July 1, 2004, subject to achieving certain revenue levels, Advent Europe also has the contingent right to require us to purchase any one or any group of their subsidiaries. Our requirement to purchase is contingent upon the distributor achieving specified operating margins in excess of 20% as well as customer satisfaction criteria as specified in the agreement. The purchase price would be two times the preceding twelve months total revenue of the purchased subsidiaries plus an earn-out equal to 50% of operating margins that exceed 20% for the two years after the acquisition. In addition, we have the right to purchase any one or any group of the distributor's subsidiaries under certain conditions. In the event these rights are exercised by us or the distributor, the purchase of these subsidiaries would principally result in an increase in intangible assets, goodwill and amortization of intangible assets. In November 2001, we acquired three of Advent Europe's companies located in Norway, Sweden, and Denmark. During the nine months ended September 30, 2002, a net $1 million was paid in connection with an adjustment to the original purchase price for these three Scandinavian subsidiaries. In addition to the purchase price paid for these three companies, there is potential additional consideration equal to 50% of operating margins greater than 20% that are achieved in the two years subsequent to our acquisition of these companies as described above. As of September 30, 2002, no additional potential consideration has been earned or paid. In September 2002, we acquired all of the common stock of Advent Hellas, our distributor's operation located in Greece, for a total purchase price of approximately $6.6 million in cash. We do not expect to purchase any more of the European distributor's subsidiaries for the remainder of 2002. Please see Note 4 for additional information.

Employee Stock Option Exchange Program

        On November 1, 2002, the Company commenced a voluntary stock option exchange program made available to certain eligible employees of the Company. The Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Chief Technology Officer and Executive Vice President of Business Development are specifically excluded from participating in the exchange program. Under this program, eligible employees were given the option to cancel each outstanding stock option granted to them at an exercise price greater that or equal to $20 per share, in exchange for a new option to buy 0.8 shares of the Company's Common Stock to be granted on June 5, 2003, six months and one day from December 4, 2002, the expiration date of the offer, and the date the old options of participating employees will be cancelled. There is no credit given for option vesting during the period between cancellation of the outstanding option and the grant of the new option. The exercise price of the new options will be equal to the fair market value of the Company's Common Stock on the date of grant. In total, 3,336,504 option shares are eligible to participate in this program. The exchange program is not expected to result in additional compensation charges or variable option plan accounting.

Results of Operations

REVENUES

        Our net revenues are made up of three components: license and development fees, maintenance and recurring, and professional services and other. Our net revenues for the third quarter ended 2002 decreased 10% to $35.1 million, compared with net revenues of $39.2 million for the same period in 2001. This decrease primarily resulted from a decline in license revenue and development fees. The target clients for our products include a range of financial services organizations that manage investment portfolios, including investment advisors, brokerage firms, banks and hedge funds. In addition, we target corporations, public funds, universities and non-profit organizations, which also manage investment portfolios and have many of the same needs. The success of many of our clients is intrinsically linked to the health of the financial markets. We believe that the demand for our products was negatively affected by the current economic environment, downturns in the financial markets, and by pending and proposed regulatory activity in the financial services market. These factors have resulted in reduced revenue growth across the industry, longer sales cycles, deferral and delay of information technology projects and generally reduced expenditure for software related services. We expect a continued difficult environment for the remainder of 2002.

        Net revenues for the nine months ended September 30, 2002 increased 5% to $123.2 million, compared with net revenues of $117.8 million for the same period in 2001, primarily due to increases in our maintenance and other recurring revenues.

        License Revenue and Development Fees.    License revenue and development fees for the third quarter of 2002 decreased 48% to $9.2 million compared with license revenue and development fees of $17.6 million for the third quarter of 2001. License revenue and development fees for the nine months ended September 30, 2002 decreased 20% to $44.2 million, compared with $55.2 million for the same period in 2001. These decreases in license and development fees were primarily due to decreased sales of the Advent Office suite of products during the second and third quarters of 2002. Sales of these products decreased principally due to the impact of current economic conditions and the slowing economy on the financial services clients.

        Maintenance and Other Recurring Revenues.    Maintenance and other recurring revenues for the third quarter of 2002 increased 25% to $21.7 million, compared with maintenance and other recurring revenue of $17.4 million for the third quarter of 2001. Maintenance and other recurring revenues for the nine months ended September 30, 2002 increased 33% to $64.9 million, compared with $48.7 million for the same period in 2001. These increases were primarily due to an increase in the client base and higher average maintenance fees as clients selected more components for a full feature, multi-product solution and expanded the number of users and sites licensing our software. Revenue associated with our acquisition of Kinexus and increased demand for pricing data and other data services associated with our Wealth Management Solutions also contributed to the increases in maintenance and other recurring revenues.

        Professional Services and Other Revenues.    Professional services and other revenues for the third quarter of 2002 remained consistent at $4.2 million, compared with $4.2 million for the same period in 2001. Professional services and other revenues for the nine months ended September 30, 2002, also remained consistent at $14.1 million as compared with $13.9 million for the same period in 2001. Revenues during the third quarter of 2002 include additional services revenue earned through our newly acquired subsidiary, Kinexus, partially offset by a decrease in the demand for our other professional services. Revenues during the third quarter of 2001 included revenue from our bi-annual user conference held in the third quarter of last year. This year our bi-annual user conference will be held in the fourth quarter.

COST OF REVENUES

        Our cost of revenues is made up of three components: cost of license and development fees, cost of maintenance and other recurring and cost of professional services and other. Our cost of revenues for the third quarter of 2002 increased 26% to $9.2 million compared with cost of revenues of $7.3 million for the third quarter of 2001. Cost of revenues for the nine months ended September 30, 2002, increased 25% to $27 million compared with $21.6 million for the same period in 2001. Cost of revenues as a percentage of net revenues increased to 26% from 19% for the three months ended September 30, 2002 and 2001, respectively, and to 22% from 18% for the nine months ended September 30, 2002 and 2001, respectively.

        Cost of License and Development Fees.    Cost of license and development fees revenue consists primarily of the cost of product media and duplication, manuals, packaging materials, the fixed direct labor involved with producing and distributing our software; labor costs associated with generating development fees; and royalties paid to third parties. Cost of license and development fees will fluctuate between periods due to the mix of license and development fee revenues. Cost of license and development fees increased 6% to $1.8 million in the third quarter of 2002 from $1.7 million in the third quarter of 2001 and 10% to $5.3 million for the nine months ended September 30, 2002 compared with $4.8 million for the same period of 2001. The increase in cost of license and development fees is directly related to the product mix in license and development fees revenue. Cost of license and development fees as a percentage of the related revenues increased to 20% from 9% for the three months ended September 30, 2002 and 2001, respectively, and to 12% from 9% for the nine months ended September 30, 2002 and 2001, respectively. The increase as a percentage of revenue is primarily due to the fixed costs associated with our product distribution combined with a decrease in revenues and to a lesser extent product mix for the three and nine months ended September 30, 2002.

        Cost of Maintenance and Other Recurring.    Cost of maintenance and other recurring revenues are primarily comprised of the direct costs of providing technical support and other services for recurring revenues, the engineering costs associated with product updates and royalties paid to third party subscription-based and transaction-based vendors. Cost of maintenance and other recurring revenues increased 35% to $5.8 million for the third quarter of 2002 from $4.3 million for the third quarter of 2001 and increased 36% to $16.6 million for the nine months ended September 30, 2002, compared with $12.2 million for the same period in 2001. These increases were due to additional staffing required to support an increasing customer base, continued interface development and increased royalties paid to third party subscription-based and transaction-based vendors. Cost of maintenance and other recurring revenues as a percentage of the related revenues increased to 27% from 24% for the three months ended September 30, 2002 and 2001, respectively, and remained relatively flat at 26% compared with 25% for the nine months ended September 20, 2002 and 2001, respectively.

        Cost of Professional Services and Other.    Cost of professional services revenue primarily consists of personnel related costs associated with the client services and support organization in providing consulting, custom report writing, and conversions of data from clients' previous systems. To the extent that such personnel are not fully utilized in consulting, training, conversion or custom report writing projects, they are utilized for pre-sales, marketing and engineering activities and the related costs are charged to operating expenses. Cost of professional services and other revenue increased 7% to $1.5 million for the third quarter of 2002, compared with $1.4 million for the same period in 2001. Cost of professional services and other revenue increased 11% to $5 million for the nine months ended September 30, 2002, compared with $4.5 million for the same time period in 2001. These increases are primarily due to changes in product mix. Revenues and costs of professional services in 2001 included revenues and costs related to our bi-annual user conference held in the third quarter of last year. This year our bi-annual conference will be held in the fourth quarter. Cost of professional services and other as a percentage of the related revenues increased to 36% for the third quarter of 2002, compared with 34% for the same period in 2001 and increased to 36% for the nine months ended September 30, 2002, compared with 33% for the same period in 2001. These increases are due to changes in product mix. Revenues and costs of professional services in 2001 included revenues and costs related to our bi-annual user conference held in the third quarter of last year. This year our bi-annual conference will be held in the fourth quarter.

OPERATING EXPENSES

        Sales and Marketing.    Sales and marketing expenses consist primarily of the cost of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows and seminars. Our sales and marketing expenses for the third quarter of 2002 increased 20% to $16.6 million, compared with sales and marketing expenses of $13.8 million for the third quarter of 2001 and increased 26% to $48.9 million for the nine months ended September 30, 2002, compared with $38.7 million for the same time period in 2001. The increase in expense was primarily due to an increase in sales and marketing personnel, additional personnel related to our acquisitions of Kinexus and Techfi and increased marketing programs targeting our core markets and our Wealth Management initiatives such as Advent TrustedNetwork and Wealthline. Sales and marketing expenses as a percentage of net revenues increased to 47% in the third quarter compared with 35% in the same period in 2001 and increased to 40% for the nine months ended September 30, 2002, compared with 33% for the same period in 2001. The increase as a percentage of revenue was primarily due to increased expenses combined with a decrease in revenues during the three and nine months ended September 30, 2002.

        Product Development.    Research and development expenses consist primarily of salary and benefits for our development staff as well as contractors fees and other costs associated with the enhancements of existing products and services and development of new products and services. Costs associated with product updates are included in cost of maintenance and other recurring revenue. Our product development expenses for the third quarter of 2002 increased 49% to $10.3 million, compared with product development expenses of $6.9 million for the third quarter of 2001 and expenses for the nine months ended September 30, 2002 increased 54% to $29.2 million, compared with $19 million for the same period in 2001. Product development expenses increased primarily due to a growth in personnel as we increased our product development efforts to accelerate the rate of product enhancements and new product introductions, both released and unreleased, in connection with Geneva, Advent Office, and our Wealth Management initiatives such as Wealthline and Advent TrustedNetwork. We also incurred additional personnel costs related to our acquisitions of Kinexus and Techfi. Product development expenses also increased as a percentage of net revenues to 29% for the third quarter of 2002 compared to 18% in the third quarter of 2001 and increased to 24% from 16% for the nine months ended September 30, 2002 and 2001, respectively. The increase as a percentage of revenue was primarily due to increased development expenses combined with a decrease in revenues during the three and nine-month period ended September 30, 2002.

        General and Administrative.    General and administrative expenses consist primarily of personnel costs for finance, administration, operations and general management, as well as accounting and legal expenses. Our general and administrative expenses for the third quarter of 2002 increased 39% to $5.3 million compared with general and administrative expenses of $3.8 million for the third quarter of 2001 and increased 41% for the nine months ended September 30, 2002 to $15.1 million compared to $10.7 million for the same period in 2001. The increase was primarily due to increased number of personnel and related costs required to support the growth and increasing complexities of our business, an increase in personnel related to our acquisitions of Kinexus and Techfi and an increase in legal fees. General and administrative expenses as a percentage of net revenues increased to 15% in the third quarter of 2002 from 10% in the same period in 2001 and increased to 12% for the nine months ended September 30, 2002 compared with 9% for the same period in 2001. The increase as a percentage of revenue was primarily due to increased expenses combined with a decrease in revenues during the three-month period ended September 30, 2002.

        Amortization of Intangibles.    This amortization is based on the intangibles acquired in connection with our acquisitions. We typically record goodwill and other intangibles based on the application of established valuation techniques using our estimates of market potential, product introductions, technology trends, and any other relevant cash flow assumptions. We periodically assess our estimates related to the valuation model to determine if assets acquired have been impaired. If we determine that there has been impairment, there could be additional charges to income. In accordance with FAS 142 issued in July 2001, we did not record any amortization of goodwill in the first, second and third quarters of 2002. We recorded amortization of other intangibles totaling $2.9 million in the third quarter of 2002 compared with $1.5 million in the third quarter of 2001 and $7.4 million for the nine months ended September 30, 2002 compared with $3.5 million for the same time period in 2001. The increases are attributed to the acquisitions of Kinexus, Techfi, Rex Development Partners L.P., three Scandinavian distributors, and NPO Solutions, Inc.

INTEREST INCOME AND OTHER EXPENSE, NET

        Interest income and other expense, net consists primarily of interest income, realized gains and losses on investments that are other than temporary, and miscellaneous non-operating income and expense items. Interest income and other expense, net was a net expense of $1.8 million in the third quarter of 2002, compared with a net income of $1.5 million for the same period in 2001. Interest income and other expense, net was a net expense of $8.1 million for the nine months ended September 30, 2002, compared with a net income totaling $4.8 million for the same period of 2001. The increase in expense for the three months ended September 30, 2002 is primarily the result of a $2 million write-off of our investment in myCFO, Inc. based on a September 27, 2002 announcement by the Harris Wealth Management Group that it has reached an agreement to acquire certain assets of myCFO, Inc. resulting in no anticipated recovery of our initial investment. The increase in expense for the nine months ended September 30, 2002 is primarily the result of charges of $13 million for other-than-temporary investment losses, mainly due to the write off our investments in Encompys, Inc. and myCFO, Inc. In May 2002, the Board of Directors of Encompys, Inc. informed us that it had decided to sell the assets of Encompys and wind down the operations. Encompys was formed in April 2001 by Accenture, Microsoft, Compaq and the Bank of New York to provide an Internet-based straight-through-processing solution for the global asset management community.

PROVISION FOR INCOME TAXES

        We recorded a benefit from income taxes of approximately $4 million, or 33%, in the third quarter of 2002. The third quarter effective tax rate reflects the effect of the purchased in-process research and development write off and the write-downs of certain investments. The annual effective tax rate is anticipated to be 6% for 2002 compared to the 2001 effective tax rate of 34%. The actual effective tax rate for the entire 2002 fiscal year could vary substantially depending on actual results achieved. The anticipated 2002 tax rate differs from the statutory rate primarily due to the write offs of purchased in-process research and development and changes in valuation allowances for certain deferred tax assets resulting from the write-downs of certain investments all of which are not deductible for tax purposes.

Liquidity and Capital Resources

        Our cash, cash equivalents and short-term marketable securities at September 30, 2002 were $172.5 million, decreasing by $116.1 million from $288.6 million at December 31, 2001. The decrease was primarily due to payments made in connection with the Kinexus acquisition, including a $34 million cash purchase price, $3 million in closing costs, $3.8 million of additional contingent consideration to be held in escrow for 14 months, $11.1 million for change-in-control separation payments and approximately $8 million in payments for other assumed Kinexus liabilities; payments made in connection with our Techfi acquisition, including a $20.2 million cash purchase price, $0.8 million in closing costs and $2.3 million of additional contingent consideration to be held in escrow for 14 months; payments made in connection with our Advent Hellas acquisition totaling a $6.5 million cash purchase price; as well as $50 million for the repurchase of stock, partially offset by $25 million in cash generated from operations.

        The net cash of $25 million provided by operating activities for the nine months ended September 30, 2002 was primarily due to net income excluding non-cash items such as depreciation, amortization, the one time write-off of in process research and development fees associated with our Techfi acquisition and the other-than-temporary losses from investments and a $18 million decrease in accounts receivable primarily due to a decrease in revenues in the third quarter of 2002 compared to the fourth quarter of 2001 and increased collections. Increases in net cash provided by operating activities were partially offset by a $4.6 million decrease in accrued liabilities, primarlily compensation related liabilities, a $3 million decrease in deferred revenue due to lower sales and a $6.3 million decrease in income taxes payable, due primarily to a $0.8 million benefit from income taxes recorded for the nine months ended September 30, 2002, compared to a provision for income taxes of $9.9 million recorded for the same period in 2001.

        Net cash used in investing activities of $58 million for the nine months ended September 30, 2002, is primarily due to $62 million paid in connection with the purchase of Kinexus and other purchase price adjustments, $23.5 million paid in connection with the purchase of Techfi, $6.5 million paid in connection with the purchase of Advent Hellas, $8 million in net purchases of other investments and $4 million for the acquisition of fixed assets, partially offset by a net $46 million received from net maturities and sales of short-term marketable securities.

        Net cash used for financing activities of $36 million for the nine months ended September 30, 2002 was primarily for the repurchase of common stock in the amount of $50 million partially offset by

$13 million in proceeds received from the exercise of stock options and the issuance of stock under the Employee Stock Purchase Plan.

        At September 30, 2002, we had $174.2 million in working capital. We currently have no significant capital commitments other than commitments under our operating leases. During the nine months ended September 30, 2002, our operating lease commitments increased to $63 million for the remainder of 2002 through 2012, cumulatively, primarily due to additional leases assumed in connection with the Kinexus and Techfi acquisitions and a new operating lease for additional facilities in San Francisco signed in the second quarter of 2002, partially offset by a successful exit from a lease commitment for unoccupied space in San Francisco. In November 2002, total operating lease commitments through 2005 increased approximately $1 million in connection with the acquisition of AdventOutsource.

        At September 30, 2002 and December 31, 2001, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Our Operating Results Fluctuate Significantly and We May Not Be Able to Maintain Our Historical Growth Rates.

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

        Both of these factors impacted our results in the second and third quarters of fiscal 2002 and may continue to impact our results. Additionally, in June 2002, we announced that we would begin to offer term licenses as an alternative to the perpetual licenses we have previously sold. Although we believe that this will give us more predictable revenue in the long term, it may potentially decrease our revenues in the short term as some clients make the shift from perpetual to term and therefore we recognize less revenue at the beginning of the contract.

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

We Depend Heavily on Our Product, Axys.

        In 2001, 2000, and 1999, and to date in 2002, we derived a majority of our net revenues from the licensing of Axys, part of our Advent Office suite, and related applications and services. In addition, many of our other applications, such as Moxy, Qube and various data interfaces were designed to operate with Axys to provide an integrated solution. As a result, we believe that a majority of our net revenues, for the foreseeable future, will depend upon continued market acceptance of Axys, enhancements or upgrades to Axys and related products and services.

We Depend upon Financial Markets.

        The target clients for our products include a range of organizations that manage investment portfolios, including investment advisors, brokerage firms, banks and hedge funds. In addition, we target corporations, public funds, universities and non-profit organizations, which also manage investment portfolios and have many of the same needs. The success of many of our clients is intrinsically linked to the health of the financial markets. We believe that demand for our products could be disproportionately affected by fluctuations, disruptions, instability or downturns in the financial markets which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products. In addition, a slowdown in formation of new investment firms or a decline in the growth of assets under management would cause a decline in demand for our products. We believe that the economic downturn in the financial markets negatively impacted the demand for our products in the second and third quarters of fiscal 2002, and that a continuing downturn could have a material adverse effect on our business and results of operations.

Difficulties in Integrating Our Acquisitions Could Adversely Impact Our Business and We Face Risks Associated With Potential Acquisitions, Investments or Divestitures.

        In 2001, we completed acquisitions of Rex Development Partners, L.P., NPO Solutions, Inc., certain assets of ManagerLink.com LLC and our Scandinavian distributors located in Norway, Sweden and Denmark. In 2002, we completed the acquisition of Kinexus Corporation, Techfi Corporation, Advent Hellas, our Greek distributor, and AdventOutsource Data Management, LLC. Our acquisition of Kinexus Corporation is our largest acquisition to date, and the number of acquisitions completed in 2001 and 2002 is unprecedented for us.

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

Difficulties We May Encounter Managing a Substantially Larger Business Could Adversely Affect Our Operating Results.

        Our business has grown in recent years through both internal expansion and acquisitions, and that growth along with any continued growth may cause a significant strain on our infrastructure, internal systems and managerial resources. For example, during 2001 and 2002, we acquired Rex Development Partners, L.P., NPO Solutions, Inc., certain assets of ManagerLink.com LLC, our Scandinavian and Greek distributors (located in Norway, Sweden, Denmark and Greece), Kinexus Corporation, Techfi Corporation and AdventOutsource Data Management, LLC. Further, our headcount increased from 481 employees at December 31, 1998 to 837 employees at December 31, 2001 and 972 at September 30, 2002. To manage our growth effectively, we must continue to improve and expand our infrastructure, including operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization and increase our operating expenses. In addition, our revenues may not grow at a sufficient rate to absorb the costs associated with a larger overall headcount. Integrating our recent acquisitions will complicate these tasks.

Writing Off Investments Could Harm Our Results of Operations

        In addition, we have made investments in privately held companies, which we classify as "other assets" on our balance sheet. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies' industries, the strength of the private equity markets and general market conditions. Due to these and other factors, we have previously determined, and may in the future determine, that the value of these investments is impaired, which has caused and would cause us to write down the stated value of these investments such as the write-off of our investments in Encompys and MyCFO. Further, we cannot be sure that future investment, license, fixed asset or other asset write-downs will not happen, particularly if the current economic downturn continues. If future write-downs do occur, they could harm our business and results of operations.

General Economic Conditions May Reduce Our Revenues.

        We believe that the market for large management software systems may be negatively impacted by a number of factors, including reductions in capital expenditures by large customers; poor performance of major financial markets, and increasing competition. Those factors may, in turn, give rise to a number of market trends, which we experienced in the second and third quarters of fiscal 2002, that may slow revenue growth across the industry, including longer sales cycles, deferral or delay of information technology projects and generally reduced expenditures for software and related services, and increased price competition. If the current economic slowdown continues, the presence of these factors in the market for large management software systems will likely materially adversely affect our business and results of operations.

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

We Are Continuing to Expand Our Internet Based Enabled Solutions, such as Advent TrustedNetwork and Wealthline.

        To take advantage of the internet, we are continuing to develop solutions to bring internet-based products and services to our clients. As we develop these new products and services, we have entered, and will continue to enter, into development agreements and other agreements with information providers, clients or other companies in order to accelerate the delivery of new products and services, such as our relationship with Microsoft for Wealthline. We may not be successful in marketing our internet services or in developing other internet services or maintaining these relationships. Additionally, we may not be successful in being able to replace our current technology with new technology. Our failure to do so could seriously harm our business. In addition, we cannot assure you that there will not be disruptions in internet services beyond our control or that of our third party vendors. Any such disruptions could harm our business.

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

We Face Challenges in Expanding Our International Operations.

        We market and sell our products in the United States and, to a lesser extent, internationally. In November 1998, we purchased an independent distributor in Australia which markets and licenses our products in Australia. In addition, we entered into a distributor relationship in 1999 with Advent Europe, an independent distributor of our products in selected European markets. In November 2001, we acquired the Norwegian, Swedish, and Danish companies of this independent distributor and in September 2002, we purchased their Greek subsidiary. In order to further expand our international operations, we will need to continue to establish additional facilities, acquire other businesses or enter into additional distribution relationships in other parts of the world. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. We cannot be certain that our establishment of facilities in other countries will produce desired levels of revenue. We currently have limited experience in developing localized versions of our products and marketing and distributing our products internationally. In addition, international operations are subject to other inherent risks, including:

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

  •
  Potentially adverse tax consequences; and

  •
  Political and economic instability.

        The revenues, expenses, assets and liabilities of our international subsidiaries are primarily denominated in local currencies. We have not historically undertaken foreign exchange hedging transactions to cover potential foreign currency exposure. Future fluctuations in currency exchange rates may adversely affect revenues from international sales and the U.S. dollar value of our foreign subsidiaries' revenues, expenses, assets and liabilities. Our international revenues from our distributors are generally denominated in local foreign currencies.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Much of our revenue and capital spending is transacted in U.S. dollars. However, since the acquisitions of Advent Australia, Advent Denmark, Advent Norway, Advent Sweden and Advent Hellas, whose revenues and capital spending are transacted in local country currencies, we have greater exposure to foreign currency fluctuations. Results of operations from Advent Australia, Advent Denmark, Advent Norway, Advent Sweden and Advent Hellas are not material to our operating results; therefore, we believe that foreign currency exchange rates should not materially adversely affect our overall financial position, results of operations or cash flows. We believe that the fair value of our investment portfolio or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our investment portfolio. However, immediate sharp increases in interest rates could have a material adverse affect on the fair value of our investment portfolio. Conversely, immediate sharp declines in interest rates could seriously harm interest earnings of our investment portfolio.

        The table below presents principal amounts by expected maturity (in U.S. dollars) and related weighted average interest rates by year of maturity for our investment portfolio (in thousands):

	Estimated Fair Value at September 30, 2002
	Maturing in
	2002	2003	2004	2005	Total
Federal Instruments	$3,482	$1,750	$4,000		$9,232
Weighted Average Interest Rate	1.59%	5.52%	3.09%
Commercial Paper & Short-term obligations	56,670	3,200			59,870
Weighted Average Interest Rate	2.18%	2.6%
Corporate Notes & Bonds	9,146	18,720	1,530		29,396
Weighted Average Interest Rate	4.23%	6.44%	5.40%
Municipal Notes & Bonds	4,200	24,795	4,925		33,920
Weighted Average Interest Rate	1.36%	4.58%	5.23%
Corporate Equity Securities	250				250

Total Portfolio, excluding equity securities	$73,748	$48,465	$10,455	—	$132,668

        At September 30, 2002, cash, cash equivalents and short-term marketable securities totaled approximately $172.5 million, which is comprised of the $132.7 million in our investment portfolio, presented above, and $39.8 million in other cash and cash equivalents.

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

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures.

        Within 90 days prior to the filing date of this Quarterly Report on Form 10-Q (the "Evaluation Date"), we evaluated, under the supervision of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls.

        Our review of our internal controls was made within the context of the relevant professional auditing standards defining "internal controls," "significant deficiencies," and "material weaknesses." "Internal controls" are processes designed to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles. "Significant deficiencies" are referred to as "reportable conditions," or control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. As part of our internal controls procedures, we also address other, less significant control matters that we or our auditors identify, and we determine what revision or improvement to make, if any, in accordance with our on-going procedures.

        Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        From time to time we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

        On November 8, 2001, Charles Schwab & Co, Inc. ("Schwab") filed suit against us because of our intention to cease maintenance of an existing software interface and to transition to a new, and what we believe to be improved, software interface (the "Advent Custodial Data" or "ACD" system). On July 22, 2002, we settled our dispute with Schwab. Pursuant to the settlement agreement, Advent will extend maintenance of the point-to-point interface for licensed users through December 30, 2004 to be paid for by the licensed users. Concurrent with maintenance of the point-to-point interface, Advent and Schwab will fully support and continue to offer ACD service and will work together to further enhance the Schwab ACD interface. Advent and Schwab will cooperate to create an orderly transition from the point-to-point interface to ACD by year-end 2004. Finally, Advent's ACD pricing for Schwab customers will not differ based on the custodial relationship of the advisor, and Schwab will not develop a substitute for the point-to-point interface.

Item 2.    Changes in Securities

        None.

Item 3.    Defaults Upon Senior Securities

        None

Item 4.    Submissions of Matters to a Vote of Security Holders

        None

Item 5.    Other Information

        None.

Item 6.    Exhibits And Reports On Form 8-K

  (a)
  Exhibits

  99.1    Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVENT SOFTWARE, INC.
Dated: November 13, 2002	By:	/s/ IRV H. LICHTENWALD
Irv H. Lichtenwald Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)
Dated: November 13, 2002	By:	/s/ PATRICIA VOLL
Patricia Voll Vice President of Finance (Principal Accounting Officer)

I, Irv H. Lichtenwald, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Advent Software, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002

/s/ IRV H. LICHTENWALD Irv H. Lichtenwald Executive Vice President, Chief Financial Officer and Secretary

I, Peter M. Caswell, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Advent Software, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002

/s/ PETER M. CASWELL Peter M. Caswell Chief Executive Officer and President

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
ADVENT SOFTWARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submissions of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits And Reports On Form 8-K
SIGNATURES