Form 10-K
period 2002-12-31
ADVENT SOFTWARE INC /DE/
filed 2003-03-14
CIK 1002225

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number: 0-26994

                                   -----------

                              ADVENT SOFTWARE, INC.
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                              94-2901952
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)

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

                                   -----------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No[ ]

The number of shares of the registrant's Common Stock outstanding as of June 28, 2002 was 33,544,245. The aggregate market value of the registrant's Common Stock held by non-affiliates, based upon the closing price on June 28, 2002, as reported on the NASDAQ National Market System, was approximately $665 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2003, there were 31,879,795 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following documents are incorporated by reference into Parts II and III of this Form 10-K: (1) 2002 Annual Report to Stockholders of the Registrant (Part II of this Form 10-K); and (2) Definitive Proxy Statement for the registrant's Annual Meeting of Stockholders to be held May 14, 2003 (Part III of this Form 10-K).


================================================================================

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS



You should read the following discussion in conjunction with our consolidated financial statements and related notes. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended. Forward-looking statements can be identified by the use of terminology such as "may", "will", "should", "expect", "plan" "anticipate", "believe", "estimate", "predict", "potential", "continue" or other similar terms and the negative of such terms and include statements about our products and expected financial performance. Such forward-looking statements are based on our current plans and expectations and involve known and unknown risks and uncertainties which may cause our actual results or performance to be materially different from any results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the "Risk Factors" set forth below as well as other risks identified from time to time in other SEC reports. You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results, levels of activity or performance and represent our expectations only as of the date they are made.


PART 1

ITEM 1. BUSINESS

     OVERVIEW

         We are a leading provider of Enterprise Investment Management solutions that automate and integrate mission-critical functions of investment management organizations through software products, data integration and professional services. Our solutions enable organizations of all sizes to run their business more effectively, enhance client service and performance, and improve productivity and communication throughout the entire organization.

         Advent offers software products, data and data integration services and professional services to the investment community. Advent Office(R), our suite of integrated software products, addresses the demand to automate the entire range of investment management functions, including portfolio management, client relationship management, trade order management, data warehousing, partnership accounting, reconciliation management, and web-based portfolio, performance and analytic reporting. Advent Office(R) includes Axys(R), Advent Partner(R), Moxy(R), Qube(R), REX(TM) and WealthLine(R). Other financial management software products we offer are GIFTS(R), FIMS(TM) FoundationPower(TM), AdvisorMart(R), AdvisorMart Institutional(TM), Financial Office(TM) and Web Office(TM). In addition, Advent provides data and data integration services such as Advent Custodial Data(TM), Advent TrustedNetwork(R), Advent Corporate Actions(TM).

         We were founded in 1983, incorporated in 1983 in California and reincorporated in Delaware in November 1995. Our principal executive offices are located at 301 Brannan Street, San Francisco, California 94107, and our telephone number is (415) 543-7696. Our internet home page is located at WWW.ADVENT.COM; however, the information in, or that can be accessed through, our home page is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on or through our internet home page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC.


INDUSTRY BACKGROUND AND OUR CLIENTS

          Our clients include a range of organizations that manage or advise on assets. They include firms such as asset managers, investment advisors, brokerage firms, hedge funds, family offices, banks and trusts. Our clients also include corporations, public funds, foundations, universities and non-profit organizations that manage investment portfolios and perform similar portfolio management functions. In 2002, 2001 and 2000, no one customer accounted for more than 10% of our total revenues, and our international revenue accounted for less than 8% of our total revenues.

         Over the past decade, the investment management industry has experienced significant growth, which has led to increased demand for software products that automate, simplify and integrate functions within investment management organizations. As a result, investment managers are faced with increasingly complicated portfolio accounting and management requirements as well as extensive and evolving industry standards and government regulations.

         These trends have increased the volume and complexity of information and data flows within investment management organizations and between organizations and third parties, such as brokerage firms, clients, custodians, banks, pricing services and other data providers. Consequently, in order to operate efficiently, investment management organizations must automate and integrate their mission-critical and labor-intensive functions, including (i) investment decision support and client relationship management, (ii) order management and trading and (iii) portfolio accounting, performance measurement, report generation and compliance. Investment management organizations historically have relied on internally developed systems, timesharing services or simple spreadsheet-based systems to manage information flows. Due to inherent limitations in each of these types of systems, investment management organizations are demanding highly functional, easy-to-use, scalable, flexible and cost-effective software applications that automate and integrate their mission-critical business functions.

ADVENT SOLUTIONS

         Advent is evolving from a product-focused company to a solution-focused company. Advent solutions are comprised of various combinations of software products, data integration tools and professional services all aimed at solving our clients' critical business issues.

SOFTWARE PRODUCTS

         We offer an integrated suite of software products for automating and integrating data and work flows across the investment management organization, as well as the information flows between the investment management organization and external parties. Our products are intended to increase operational efficiency, improve the accuracy of client information and enable better decision-making. Each software product focuses on specific mission-critical functions of the investment management organization and is tailored to meet the needs of the particular client, as determined by size, assets under management and complexity of the investment environment.

         AXYS(R), our core application, introduced in 1993, is a highly functional portfolio accounting and management system targeted towards investment management organizations of all sizes. Axys provides investment professionals with broad portfolio accounting functionality, timely decision support, sophisticated performance measurement and flexible reporting. Specifically, clients can record, account for and report on a variety of investment instruments, including equities, fixed income, mutual funds and cash. Axys users gain access on demand to portfolio holdings, asset allocation, realized and unrealized gains and losses, actual and projected income and other valuable data. Portfolio performance can be measured for individual portfolios or related groups, and for any specified time period. Investment professionals can choose from over 200 pre-defined reports with flexible "as of date" reporting, which can be customized as to formats and fonts. In addition, clients can easily generate fully customized reports with the assistance of Report Writer Pro. Clients can also produce presentation-quality graphics via an integrated link with Microsoft Excel's charting capability. Lastly, Axys offers integrated multi-currency capabilities which, among other things, allows reports to be restated in any currency, tracks reclaimable foreign withholding tax and can identify components of return attributable to market prices versus currency rate fluctuations.

         Axys also provides integration with a variety of investment tools and data. These tools include (i) Moxy, our trade order management solution, (ii) pricing, corporate actions, analytics and fundamental data via interfaces to data vendors, (iii) automatic data entry and reconciliation of trades with interfaces to the Depository Trust Clearing Corporation (DTCC), brokerage firms and custodians, (iv) integrating through the internet via our custodial data service and software, (vi) internet reporting via Advent Browser Reporting for Enterprise Users, our internet reporting service and (vii) data extracts in XML format for publishing information of other systems, including professionals' web sites.

         ADVENT PARTNER(R), introduced in December 1996, is a partnership allocation system that integrates with both Axys and Geneva. This product is specifically designed for hedge funds, fund administrators, prime brokers and accounting firms that face the complex and time-consuming task of consistently and accurately accounting for and reporting on partnerships and hedge funds. The Windows-based system tracks partner-specific information and handles the complexities of allocating realized and unrealized gains and losses for tax purposes. In addition, Advent Partner, calculates performance incentive and management fees, provides on-demand partner and partnership reporting on an economic or tax allocation basis, and streamlines the production of partnership tax returns.

         GENEVA(R), introduced in 1995 and made commercially available in October 1997, is a portfolio accounting system designed to meet the needs of asset managers and service providers with complex, international accounting requirements and/or deep securities coverage needs. Clients currently include industry leading hedge funds, institutional asset managers, prime brokers, and fund administrators. Geneva offers feature-rich accounting, flexible reporting (including profit and loss reporting by strategy) and sophisticated multi-currency capabilities.

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

         QUBE(R), introduced in 1995, is designed to help securities professionals develop and improve client relationships by automating scheduling, tracking client communications and managing client data. Qube integrates with portfolio information on Axys and enables investment professionals to interactively screen client investment profiles and notes of conversations to identify appropriate candidates for various investment opportunities. Qube captures extensive investment profile information, has online query capability, mail-merge capabilities and facilitates information sharing across professionals in an office.

         REX(TM), introduced in 1997, is the Advent Office solution for reconciliation management. REX is integrated with Axys and is designed for firms that want to electronically reconcile their Axys information against their custodial information. REX works in conjunction with Advent Custodial Data(TM), which provides data from a firm's custodians, and automates matching and helps users identify exceptions, correct or add transactions to their portfolios or communicate and track changes required by their custodian.

         MYADVENT(R), introduced in May 2000, provides a browser-based portal to Advent Office allowing investment professionals to quickly view summary information in order to know exactly where they stand at any point in the day. Users are able to review information and immediately drill down into detailed data and functionality within other Advent Office components, as well as our Alliance Partner applications.

         WEALTHLINE(R), announced in November 2001, is an investor-facing advisor-branded secure web communication/collaboration platform. Through the integration of Advent's software solutions and Advent TrustedNetwork data service with financial content, secure document publishing and online collaboration tools advisors can provide investors content and tools, such as Axys holdings dynamically tied to market data services, Axys reports and graphs, important financial documents, aggregated checking, savings, and credit card balances, as well as stock and mutual fund quotes, charts, and news. WealthLine delivers to financial advisors the technology and tools to provide a premium level of service to their high net worth investors.

         ADVENT BROWSER REPORTING FOR ENTERPRISE USERS(SM), introduced in 1999, allows investment professionals the ability to access Axys from remote locations via the internet and run Axys reports as if they were in their office.

         ADVENT WAREHOUSE(R), introduced in 1998, is a data warehouse solution designed to allow investment professionals to readily access investment data regardless of how the data was created or maintained, without impacting the performance of their high volume transaction-based Advent Office systems. Relational technology and data warehousing tools provide an open environment for ad hoc decision support and customized reporting on enterprise wide investment information. Investment professionals can take advantage of the sea of information captured during the investment process to improve client service and gain competitive advantage.

         ADVENT INX(R), introduced in 2001, is a development toolkit for on-demand delivery of portfolio information and derived data. Advent INX is a solution intended for high-volume investor oriented websites and large internal integration projects.

         ADVENT PACKAGER(TM), launched in September of 2002, allows firms to create customized statements or "packages" for their clients and other professional contacts based on a browser-based interface which makes it easy to track who needs what, and when. Advent Packager simplifies our client's workflow, and enhances their statements.

         ADVENT OUTSOURCE(SM), introduced in September 2000, is a service that brings our portfolio reporting solution to investment firms that wish to outsource the management of their portfolio reporting. Investment firms that choose Advent Outsource are able to leverage the full power of Axys, have their client data housed for them and will be provided secure access over the internet to their accounts. This solution is especially attractive to firms that may not have the resources required to maintain technology operations in-house or are looking specifically to outsource all of their data management.

         GIFTS(R), the windows-based application released in 1994, is a tracking and grants management system that allows the user to retrieve and classify grant proposals, generate personalized letters, manage contacts and reviews, schedule and monitor activities, maintain complete organization history, track payments and contingencies, and create reports. This software is primarily used by the philanthropic and grant-making communities, including foundations, corporations, and government organizations, to manage their grant-making activities. The Internet Grant Application Module (IGAM) allows grant seekers to submit online grant applications and facilitates more efficient tracking and processing of applications by the grant-maker. GIFTS Connections, an internet suite of modules including MyGIFTS, ReviewerConnnect, and GranteeConnect, enables Web browser access to personalized, relevant information for anyone involved in the grant-making process, from any location.

         FIMS(TM), the windows-based application launched in 1998, is a modular, integrated information management system for nonprofit organizations. Modules include Internet Grant Applications, HostNet, Advisor Xpress, Profiles (Communications), Gifts (Fundraising/Development), Grants, Accounts Payable, General Ledger (Fund Accounting and Portfolio Balancing) and FACTS (Pooled Investment Allocation), united in a single database.

         FOUNDATIONPOWER(TM), the windows-based application released in 1993, is a Windows based customized information management application for nonprofit organizations. Because each system is customized to only one foundation, it reflects the procedures, policies and nomenclature at each organization.

         ADVISORMART(R), released in May 2000, is a secure, hosted on-line consolidated reporting and portfolio management system for financial planners and individual advisors. AdvisorMart provides account reconciliation, investment tracking and reporting services in a hosted environment. Financial planners and investment advisors can access their account data via the internet to generate reports and manage client portfolios. AdvisorMart also allows the financial planner or investment advisor to communicate with an investor online.

         ADVISORMART INSTITUTIONAL(TM), released in March 2001, is an enterprise wide, hosted, account consolidation and portfolio management platform for independent broker-dealers, their financial advisors and the advisor's clients. AdvisorMart Institutional downloads and reconciles transactional level feeds from custodians, clearing firms and brokerages to create a reconciled database for each institution. Individual financial advisors of these institutions access the service via the internet to create presentation quality performance reports including a consolidated statement.

         FINANCIAL OFFICE(TM) consists of three separate but integrated software products for financial planners and investment managers. The three products in the system include:

              PORTFOLIO(TM), released in the spring of 1999, provides portfolio management and performance reporting to financial planners and investment advisors. The system interfaces with most of the major custodians. Financial planners and advisors download their custodial information and then create a graphical report for their investors. Information can be viewed by client, account or at the transaction level.

              TRADER(TM), released in September 2000, is the trade system that allows users to generate trades and rebalance client portfolios to their model allocations.

              CONTACT(TM), released in May 2001, is a contact management system that allows advisors to track and manage client and prospect data. Users can also manage client documents such as financial plans and reports and track very specific client information such as income, tax bracket and other items that are important to their overall plan.

         WEB OFFICE(TM), released in May 2002, is a web-based system for financial planners, investment advisors and smaller broker/dealers. With Web Office, the firm hosts and manages their database in-house, but can also allow external users dynamic access to their data. Administrative users at the firm will download and reconcile account information for all clients, accounts and transactions associated with their firm. All other users will then access the system via the web and will be provided with dynamic account, performance and transaction information.

DATA AND DATA INTEGRATION SERVICES

         ADVENT CUSTODIAL DATASM (ACD), introduced in 1997, provides data from a firm's custodians in a single, secure account at Advent. Advent Custodial Data then electronically feeds all this information into Advent Office(TM), which allows a firm to further process the data against their own records.

         ADVENT TRUSTEDNETWORK(R), introduced in 2000, is an automated account consolidation solution that enables investment professionals to generate cross-institutional, consolidated reports for their clients. With Advent TrustedNetwork, investment professionals can report on an individual investor's portfolio of assets regardless of where they are held. Advent TrustedNetwork sources account information via direct feeds from hundreds of participating financial institutions.

         ADVENT CORPORATE ACTIONS(TM), introduced in May 1999, is a comprehensive, integrated corporate actions module which integrates with Axys to automate and simplify the process of manually tracking and processing corporate actions. Advent Corporate Actions electronically tracks and consolidates corporate action information from a host of high-quality sources and delivers daily e-mail reports to portfolio managers and other key staff.

         ADVENT WEALTH SERVICE, launched in the fourth quarter of 2002, is an outsourced data management, reconciliation and reporting service for family offices, private banks and high net worth advisors and managers. Advent Wealth Service provides 100% account coverage by combining Advent TrustedNetwork(R) with Advent's high quality data management and account consolidation services. Using Advent Wealth Service, and leveraging their existing portfolio reporting and reconciliation solutions, clients can report on in-house managed accounts and externally managed accounts, view complete asset allocation information, and provide holistic advice to their clients.

         Advent's subscription-based and transaction-based services allow clients to (1) download pricing, corporate actions and other data from third party vendors such as Interactive Data Corporation and (2) interface with DTC, certain brokerage firms and custodians for trading activity. Many of our clients use our proprietary interface to electronically retrieve pricing and other data from Interactive Data. Interactive Data pays us a commission based on Interactive Data's revenues from providing such data to our clients.

         Our Hub Data subsidiary consolidates securities information and data from various third party providers such as Merrill Lynch, Interactive Data, J.J. Kenny, a division of The McGraw-Hill Companies, Xcitek, CCH Incorporated, Telekurs and others, and provides data feeds and services to a range of financial institutions via electronic interfaces to many portfolio software systems.

PROFESSIONAL SERVICES

         Professional services consist of consulting including implementation management, integration management, custom report writing, and training. Many of our clients purchase consulting services from us to support their implementations, assist in the conversion of the clients' historical data and provide ongoing training and education. Consulting services may be required for as little as two days for small systems or for up to many weeks for large implementations. We believe that consulting services facilitate a client's early success with our products, strengthen the relationship with the client and generate valuable feedback for us.

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

         INTEGRATION MANAGEMENT provides services to clients with multifaceted needs. Integration Managers' work with clients to integrate Advent products with their existing systems and workflows. The services include: development of custom interfaces from back-office systems to our Axys and Moxy products, configuration and management of large volumes of data, and strategies for deployment of our products for distributed sites.

         CUSTOM REPORT WRITING SERVICES enable clients to tailor end-user reports to their own specifications. We also provide training sessions to our clients at various sites across the country.

         Additionally, we host semi-annual conferences in the United States, as well as Australian and European conferences, that provide product information and user workshops for our clients.

MAINTENANCE SUPPORT SERVICES

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

SALES AND MARKETING

         We license and sell our products and services primarily through a direct sales organization comprised of field sales and telesales representatives. Our field sales force is organized by geographic region and is primarily responsible for selling our suite of products to medium and large investment management organizations. We have sales offices in San Francisco, California; New York, New York; Cambridge, Massachusetts; Denver, Colorado; Sydney and Melbourne, Australia; Oslo, Norway; Stockholm, Sweden; Copenhagen, Denmark; and Athens, Greece. Our telesales organization is primarily focused on selling our products to existing Axys clients and small and medium- sized investment management organizations. Our sales force is supported and enhanced by extensive, ongoing product and sales training.

         Our marketing department is responsible for assessing market opportunities, influencing product planning and management, providing guidance to corporate development, and offering support to the sales organization. This is all founded upon a rigorous process of market validation, through which we survey, interview and synthesize information from prospects, existing clients, product development, sales and our client services department to define the scope, features and functionality of new products and product upgrades. In addition, our product managers are responsible for all phases of a product life cycle from product development through product introduction and beyond. Our marketing department is also responsible for corporate marketing, including generating client leads, targeted direct mail campaigns, seminars, advertising, trade shows and conferences and public relations efforts and also provides the sales force with appropriate written and electronic materials to use during the sales process.

PRODUCT DEVELOPMENT

         In recent years, we have substantially increased our product development expenditures in order to accelerate the rate of new product introductions, incorporate new technologies and sustain the quality of our products. In 2002, 2001, and 2000, our product development expenditures were approximately $39.6 million, $27.4 million, and $21.6 million respectively. Our product development activities include the identification and validation of product specifications as well as engineering, quality assurance and documentation.

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

COMPETITION

         The market for investment management software is divided by the relative size of the organizations that manage and advise on investment portfolios. The market is intensely competitive and highly fragmented, subject to rapid change and extremely sensitive to new product introductions and marketing efforts by industry participants. Our competitors include providers of software and related services as well as providers of timeshare services. Competitors vary in size, scope of services offered and platforms supported. In addition, we compete indirectly with existing and potential clients, many of whom develop their own software for their particular needs and therefore may be reluctant to license software products offered by independent vendors such as Advent. Our biggest competition comes from proprietary systems. Beyond that, we compete against some of the following vendors: Financial Models Company, Inc., CheckFree Corporation, Schwab Performance Technologies, StatementOne, Inc., Eagle, a subsidiary of Mellon Financial Corporation, Thomson Financial, Macgregor Financial Technologies, Charles River Development, Reuters Group PLC, Bloomberg Tradebrook, LLC, Siebel Systems, Inc. and Sungard Data Systems, Inc. We believe that the most predominant competitive differentiators are product performance and functionality, ease of use, scalability, ability to integrate external data sources, product and company reputation, client service and price.

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

EMPLOYEES

         As of December 31, 2002, we had approximately 981 employees on a full time basis, including 131 in sales, 236 in professional services, 34 in marketing, 275 in product development, 149 in client services and support and 156 in finance, administration, operations and general management. We believe that we maintain competitive compensation, benefits, equity participation and work environment policies to assist in attracting and retaining qualified personnel. Our success depends to a significant extent upon the continued contributions of our senior management and other key personnel, many of who would be difficult to replace. The loss of the service of one or more senior managers, or other employees could have a material adverse effect upon our business, operating results and financial condition. None of our employees are represented by a labor union. We have not experienced any work stoppages and we believe our employee relations are good.

ITEM 2. PROPERTIES

         Our principal executive offices are located in San Francisco, California where we lease three separate facilities: approximately 59,000 square feet under a lease that expires in 2008 with a five-year extension option; approximately 50,400 square feet under leases that expire through 2006 with five-year extension options; and 48,100 square feet under a lease that expires in 2012 with a five year extension option. We lease five separate offices in New York; approximately 30,100 square feet under a lease that expires in 2010 with a five-year extension option; approximately 29,000 square feet under a lease that expires in 2008 with a five-year extension option; approximately 19,000 square feet under a lease that expires in 2006; approximately 17,300 square feet under a lease that expires in 2008; and approximately 24,000 square feet under a lease that expires in 2012. We also lease space (typically individually less than 12,000 square feet) in various geographic locations throughout the United States; Sydney and Melbourne, Australia; Oslo, Norway; Stockholm, Sweden; Copenhagen, Denmark; and Athens, Greece primarily for sales and support personnel. We believe that these facilities are adequate for our near-term needs and that suitable additional or alternative space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

         From time to time we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

         None.

                      Executive Officers of the Registrant

The following sets forth certain information regarding the executive officers of Advent as of February 28, 2003:

               NAME              AGE                    POSITION
     --------------------        ---    ------------------------------------------
     Stephanie G. DiMarco         45    Chairman of the Board
     Peter M. Caswell             46    Chief Executive Officer, President and Director
     Lily S. Chang                54    Executive Vice President and Chief Technology Officer
     Collin A. Cohen              39    Executive Vice President, Product Management, Corporate
                                        Development and Corporate Communications
     John P. Geraci               50    Executive Vice President, Eastern Region and European Sales and
                                        Services
     Irv H. Lichtenwald           47    Executive Vice President, Chief Financial Officer, Chief
                                        Accounting Officer and Secretary
     Dan T. H. Nye                36    Executive Vice President, Marketing, Western Region Sales and
                                        Services, and Support
     Graham V. Smith              43    Treasurer and Chief Financial Officer Designate

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

  Mr. Cohen joined Advent in March 1998 as Vice President of Corporate Development. He is currently an Executive Vice President responsible for the Product Management, Corporate Development and Corporate Communications. Prior to joining Advent, Mr. Cohen was a Principal at American Industrial Partners, a buyout fund. Mr. Cohen also was a Senior Manager at Bain & Company, a leading international management consulting firm. Mr. Cohen holds an M.B.A. from Harvard University and a B.A. from Stanford University.

  Mr. Geraci joined Advent Software in April 2001 and in August 2001 became our Executive Vice President, Eastern Region and Europe Sales and Services. Mr. Geraci has 21 years of experience in the applications software industry. Prior to joining Advent, Mr. Geraci spent three and one-half years with IMI Software as President IMI Americas and Chief Operating Officer. IMI specialized in complex, mission critical order management software. Additionally, Mr. Geraci was Senior Vice President of Western Europe for MSA Software as well as President of Information Associates. Prior to his business experience, Mr. Geraci spent 6 years in the United States Army. He received a Bachelor degree from the US Military Academy at West Point and an Executive M.B.A. from Emory University.

  Mr. Lichtenwald joined Advent in March 1995 as Chief Financial Officer. From February 1984 to March 1995,

Mr. Lichtenwald served as Chief Financial Officer of Trinzic Corporation, a computer software developer, and its predecessor Aion Corporation. From February 1982 to February 1984, he served as controller of Visicorp, a computer software developer. Mr. Lichtenwald holds an M.B.A. from the University of Chicago and a B.B.A. from Saginaw Valley State College. Mr. Lichtenwald is a Certified Public Accountant. Mr. Lichtenwald serves on the Board of Directors for Commerce One, an E-Commerce solutions company, and Sagent Technology, a business intelligence software company. Mr. Lichtenwald has announced his retirement from Advent effective March 15th, 2003.

   Mr. Nye joined Advent in April 2002 as Executive Vice President. He is responsible for Marketing, Western Region Sales and Services, and Support. From 1995 to 2001, Mr. Nye worked at software maker Intuit where he held various management positions including Vice President and General Manager of the Small Business Division, Vice President and General Manager of the International Division, and Director of Marketing for Small Business Products. From 1994 to 1995 Mr. Nye served in the Corporate Marketing Group at Intel Corporation and held various brand management roles at Proctor and Gamble between 1988 and 1992. Mr. Nye received an M.B.A. from Harvard Business School and a B.A. from Hamilton College.

   Mr. Smith joined Advent in January of 2003 as Treasurer and Chief Financial Officer Designate. From 2002 to 2003 Mr. Smith served as Chief Financial Officer of Vitria Technology, an enterprise application integration software company. From 1998 to 2002 Mr. Smith served as Chief Financial Officer of Nuance Communications, a voice recognition software company. From 1987 to 1998 Mr. Smith worked for the Oracle Corporation in a various senior finance roles, most recently as Vice President of Finance for worldwide operations. Mr. Smith holds a B.Sc. from Bristol University in England and is a member of the Institute of Chartered Accountants in England and Wales. Mr. Smith will assume the role of Chief Financial Officer on March 15th, 2003, the retirement date of Mr. Lichtenwald.

PART II

With the exception of the information incorporated by reference to the 2002 Annual Report to Stockholders in Part II of this Form 10-K, Advent's 2002 Annual Report to Stockholders is not deemed to be filed as part of this Form 10-K.

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

  We have approximately 70 stockholders of record at February 28, 2003. Because many of our shares of Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. Other information required by this Item is incorporated by reference to the sections entitled "Selected Financial Data - Price Range of Common Stock" and "Corporate Information - Stock Information" in our 2002 Annual Report to Stockholders. The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

  Other information required by this Item is incorporated by reference to the sections entitled "Selected Financial Data - Selected Annual Data" and "Selected Financial Data - Selected Quarterly Data" in our 2002 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2002 Annual Report to Stockholders.

RISK FACTORS

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

OUR OPERATING RESULTS FLUCTUATE SIGNIFICANTLY AND WE MAY NOT BE ABLE TO MAINTAIN OUR HISTORICAL GROWTH RATES.

         Licenses into multi-user networked environments have increased both in individual size and number, and the timing and size of individual license transactions are becoming increasingly important factors in quarterly operating results. The sales cycles for these transactions are often lengthy and unpredictable. We may not be successful in closing large license transactions such as these on a timely basis or at all. Accordingly, because revenues from large licenses may increase as a portion of our net revenues, the timing of such licenses could cause additional variability in our quarterly operating results. Software product backlog at the beginning of any quarter typically represents only a small portion of that quarter's expected revenues. Our expense levels are based in significant part on our expectations of future revenues and therefore are relatively fixed in the short term. Due to the fixed nature of these expenses combined with the relatively high gross margin historically achieved on products and services, an unanticipated decline in net revenues in any particular quarter is likely to disproportionately adversely affect our operating results. We have often recognized a substantial portion of each quarter's license revenues in the last month, weeks or even days of that quarter. As a result, the magnitude of quarterly fluctuations in revenue or earnings may not be evident until late in or after the close of a particular quarter and a disruption late in the quarter may have a disproportionately large negative impact on our quarterly results. These factors impacted our results in the second, third and fourth quarters of fiscal 2002 and may continue to impact our results. Additionally, in June 2002, we announced that we would begin to offer term licenses as an alternative to the perpetual licenses we have previously sold. Although we believe that this will give us more predictable revenue over time , it may potentially decrease revenues in the short-term as some clients make the shift from perpetual to term and as a result we recognize less revenue at the beginning of the contract.

         Because of the above factors, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance.

OUR STOCK PRICE HAS FLUCTUATED SIGNIFICANTLY SINCE OUR INITIAL PUBLIC OFFERING IN NOVEMBER 1995.

         Like many companies in the technology and emerging growth sector, our stock price may be subject to wide fluctuations, particularly during times of high market volatility. If net revenues or earnings in any quarter fail to meet the investment community's expectations, our stock price is likely to decline. In addition, our stock price may be affected by trends in the financial services sector and by broader market trends unrelated to our performance.

OUR SALES CYCLE IS LONG AND WE HAVE LIMITED ABILITY TO FORECAST THE TIMING AND AMOUNT OF SPECIFIC SALES.

         Because the purchase of our software products often requires significant, executive-level investment and systems architecture decisions by prospective customers, we must generally engage in a relatively lengthy sales effort. These transactions may be delayed during the customer decision process because we must provide a significant level of education to prospective customers regarding the use and benefit of our products. As a result, the sales cycle associated with the purchase of our software products is typically between two and twelve months depending upon the size of the client, and it can be considerably longer, and is subject to a number of significant risks over which we have little or no control, including customers' budgeting constraints and internal selection procedures, among others. As a result of a lengthy and unpredictable sales cycle, we have limited ability to forecast the timing and amount of specific sales. The timing of large individual sales is especially difficult to forecast. Therefore there can be no assurance that we will be successful in closing large license transactions on a timely basis or at all. In addition, customers may postpone their purchases of our existing products or product enhancements in advance of the anticipated introduction of new products or product enhancements by us or our competitors or due to economic conditions. Because our expenses are generally relatively fixed in the near term, any shortfall from anticipated revenues could result in a significant variation in our operating results from quarter to quarter.

WE DEPEND HEAVILY ON OUR PRODUCT, AXYS.

         In 2002, 2001 and 2000, we derived a majority of our net revenues from the licensing of Axys, part of our Advent Office suite, and related applications and services. In addition, many of our other applications, such as Moxy, Qube and various data interfaces were designed to operate with Axys to provide an integrated solution. As a result, we believe that a majority of our net revenues, for the foreseeable future will depend upon continued market acceptance of Axys, enhancements or upgrades to Axys and related products and services. As our clients include a range of organizations including asset managers, investment advisors, brokerage firms, hedge funds, family offices, banks and trusts and others, the degree of continued market acceptance will also depend on the number of firms within each of the categories and the degree to which Axys previously penetrated those firms.

WE DEPEND UPON FINANCIAL MARKETS.

         The target clients for our products include a range of organizations that manage investment portfolios, including investment advisors, brokerage firms, banks and hedge funds. In addition, we target corporations, public funds, universities and non-profit organizations, which also manage investment portfolios and have many of the same needs. The success of many of our clients is intrinsically linked to the health of the financial markets. We believe that demand for our products could be disproportionately affected by fluctuations, disruptions, instability or downturns in the financial markets which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products. In addition, a slowdown in formation of new investment firms or a decline in the growth of assets under management would cause a decline in demand for our products. We believe that the economic downturn in the financial markets negatively impacted the demand for our products in the second, third and fourth quarters of fiscal 2002, and that a continuing downturn could have a material adverse effect on our business and results of operations.

DIFFICULTIES IN INTEGRATING OUR ACQUISITIONS COULD ADVERSELY IMPACT OUR BUSINESS AND WE FACE RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS, INVESTMENTS OR DIVESTITURES.

         In 2001, we completed acquisitions of Rex Development Partners, L.P., NPO Solutions, Inc., certain assets of ManagerLink.com LLC and our Scandinavian distributors located in Norway, Sweden and Denmark. In 2002, we completed the acquisition of Kinexus Corporation, Techfi Corporation, our Greek distributor Advent Hellas and Advent Outsource Data Management, LLC. Our acquisition of Kinexus Corporation is our largest acquisition to date, and the number of acquisitions completed in 2001 and 2002 was unprecedented.

         The complex process of integrating Kinexus and our other acquisitions has required and will continue to require significant resources, particularly in light of our relative inexperience in integrating acquisitions. Integrating these acquisitions has been and will continue to be time consuming, expensive and disruptive to our business. This integration process has strained our managerial controls, and has resulted in the diversion of management and financial resources from our core business objectives. Failure to achieve the anticipated benefits of these acquisitions or to successfully integrate the operations of these entities could harm our business, results of operations and cash flows. We may not realize the benefits we anticipate from these acquisitions because of the following significant challenges:

         o expected synergy benefits from these acquisitions, such as lower costs or increased revenues, may not be realized or may be realized more slowly than anticipated, particularly with regard to costs associated with a reduction in headcount and facilities;

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

         We have incurred and expect to continue to incur significant costs and commit significant management time in integrating the operations, technology, development programs, products, information systems, customers and personnel of these acquisitions. These costs have been and will likely continue to be substantial and include costs for:

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

DIFFICULTIES WE MAY ENCOUNTER MANAGING A SUBSTANTIALLY LARGER BUSINESS COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

         Our business has grown in recent years through both internal expansion and acquisitions, and that growth along with any continued growth may cause a significant strain on our infrastructure, internal systems and managerial resources. For example, during 2001 and 2002, we acquired Rex Development Partners, L.P., NPO Solutions, Inc., certain assets of

ManagerLink.com LLC, our Scandinavian and Greek distributors (located in Norway, Sweden, Denmark and Greece), Kinexus Corporation, Techfi Corporation and Advent Outsource Data Management, LLC. Further, our headcount increased from 481 employees at December 31, 1998 to 981 at December 31, 2002. To manage our growth effectively, we must continue to improve and expand our infrastructure, including operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization and increase our operating expenses. In addition, our revenues may not grow at a sufficient rate to absorb the costs associated with a larger overall headcount. Integrating our recent acquisitions will complicate these tasks.

WRITING OFF INVESTMENTS COULD HARM OUR RESULTS OF OPERATIONS.

         In addition, we have made investments in privately held companies, which we classify as "other assets" on our balance sheet. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies' industries, the strength of the private equity markets and general market conditions. Due to these and other factors, we have previously determined, and may in the future determine, that the value of these investments is impaired, which has caused and would cause us to write down the stated value of these investments such as the write-off of our investments in Encompys and MyCFO during 2002. Furthermore, we cannot be sure that future investment, license, fixed asset or other asset write-downs will not happen, particularly if the current economic downturn continues. If future write-downs do occur, they could harm our business and results of operations.

GENERAL ECONOMIC CONDITIONS MAY REDUCE OUR REVENUES.

         We believe that the market for large investment management software systems may be negatively impacted by a number of factors, including reductions in capital expenditures by large customers; poor performance of major financial markets, and increasing competition. Those factors may, in turn, give rise to a number of market trends, which we experienced in the second, third and fourth quarters of fiscal 2002, that may slow revenue growth across the industry, including longer sales cycles, deferral or delay of information technology projects and generally reduced expenditures for software and related services, and increased price competition. If the current economic slowdown continues, the presence of these factors in the market for large investment management software systems will likely materially adversely affect our business and results of operations.

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

WE ARE CONTINUING TO EXPAND OUR INTERNET BASED ENABLED SOLUTIONS, SUCH AS ADVENT TRUSTEDNETWORK AND WEALTHLINE.

         To take advantage of the internet, we are continuing to develop solutions to bring internet-based products and services to our clients. As we develop these new products and services, we have entered, and will continue to enter, into development agreements and other agreements with information providers, clients or other companies in order to accelerate the delivery of new products and services, such as our relationship with Microsoft for WealthLine. We may not be successful in marketing our internet services or in developing other internet services or maintaining these relationships. Internet-based products contain certain unique technical challenges, such as scalability and latency requirements, that we may not be successful in solving, and if we cannot successfully overcome such challenges our products may fail. Additionally, we may not be successful in being able to replace our current technology with new technology. Our failure to do so could seriously harm our business. In addition, we cannot assure you that there will not be disruptions in internet services beyond our control or that of our third party vendors. Any such disruptions could harm our business.

SECURITY RISKS AND CONCERNS MAY DETER THE USE OF THE INTERNET FOR CONDUCTING BUSINESS.

         A significant barrier to commerce and communications over public networks is the secure transmission of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems or those of other web sites to protect proprietary information. If any well-publicized compromises of security were to occur, it could have the effect of substantially reducing the use of the internet for commerce and communications. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. The internet is a public network, and data is sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the internet. Computer viruses could be introduced into our systems or those of our customers or other third parties, which could disrupt or make it inaccessible to customers. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. To the extent that our activities may involve the storage and transmission of proprietary information, security breaches could expose us to a risk of loss or litigation and possible liability. Our security measures may be inadequate to prevent security breaches, and our business would be harmed if our security were breached.

WE FACE RISKS RELATED TO OUR NEW BUSINESS AREAS.

         We have expanded in recent periods into a number of new business areas to foster long-term growth including international operations, strategic alliances, and Advent TrustedNetwork. These areas are still relatively new to our product development and sales personnel. New business areas require significant management time and resources prior to generating significant revenues and may divert management from our core business. There is no assurance that we will compete effectively or will generate significant revenues in these areas. The success of our ability to develop and market new internet based products and services, such as Advent TrustedNetwork and WealthLine, is difficult to predict because it represents a new area of business for our entire industry. While our traditional offerings are marketed to investment managers and advisors, certain of our new offerings are also targeted for use by our clients' customers. We may have difficulty creating demand from our clients' customers as we market to them indirectly through our clients. Revenue growth may suffer if we cannot create demand among our client's customers. Also, we have recently entered into new markets through our acquisitions, and we may not be successful in competing in those areas. Additionally, to help manage our growth, we will need to continually improve our operational, financial, management and information systems and controls.

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

WE MUST CONTINUE TO INTRODUCE NEW PRODUCTS AND PRODUCT ENHANCEMENTS.

         The market for our products is characterized by rapid technological change, changes in customer demands and evolving industry standards. As a result, our future success will continue to depend upon our ability to develop new products or product enhancements that address the future needs of our target markets and to respond to these changing standards and practices. We may not be successful in developing, introducing and marketing new products or product enhancements on a timely and cost effective basis, or at all, and our new products and product enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. Delays in the commencement of commercial shipments of new products or enhancements may result in client dissatisfaction and delay or loss of product revenues. If we are unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or client requirements, or if new products or new versions of existing products do not achieve market acceptance, our business would be seriously harmed. In addition, our ability to develop new products and product enhancements is dependent upon the products of other software vendors, including certain system software vendors, such as Microsoft Corporation, database vendors and development tool vendors. If the products of such vendors have design defects or flaws, or if such products are unexpectedly delayed in their introduction, our business could be seriously harmed. Our software products are complex and may contain undetected defects or errors when first introduced or as new versions are released. Although we have not experienced adverse effects resulting from any software errors, we cannot be sure that despite testing by us and our clients, defects or errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could seriously harm our business.

IF OUR RELATIONSHIP WITH INTERACTIVE DATA CORPORATION IS TERMINATED, OUR BUSINESS MAY BE HARMED.

         Many of our clients use our proprietary interface to electronically retrieve pricing and other data from Interactive Data Corporation. Interactive Data Corporation pays us a commission based on their revenues from providing this data to our clients. Our software products have been customized to be compatible with their system and this software would need to be redesigned if their services were unavailable for any reason. Termination of our agreement with Interactive Data Corporation would require at least two years notice by either us or them, or 90 days in the case of material breach. If our relationship with Interactive Data Corporation were terminated or their services were unavailable to our clients for any reason, replacing these services could be costly and time consuming.

WE FACE INTENSE COMPETITION.

         The market for investment management software is intensely competitive and highly fragmented; is subject to rapid change and is extremely sensitive to new product introductions and marketing efforts by industry participants. Our competitors include providers of software and related services as well as providers of timeshare services, and include some of the following vendors:
Financial Models Company, Inc., CheckFree Corporation Schwab Performance Technologies, StatementOne, Inc., Eagle, a subsidiary of Mellon Financial Corporation, Thomson Financial, Macgregor Financial Technologies ,Charles River Development, Reuters Group PLC, Bloomberg Tradebrook, LLC, Siebel Systems, Inc. and Sungard Data Systems, Inc. We experience significant competition from proprietary systems.

         Our competitors vary in size, scope of services offered and platforms supported. In addition, we compete indirectly with existing and potential clients, many of whom develop their own software for their particular needs and therefore may be reluctant to license software products offered by independent vendors like Advent. Many of our competitors have longer operating histories and greater financial, technical, sales and marketing resources than we do. In addition, we also face competition from potential new entrants into our market that may develop innovative technologies or business models. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressures will not result in price reductions, reduced operating margins and loss of market share, any one of which could seriously harm our business.

WE FACE CHALLENGES IN EXPANDING OUR INTERNATIONAL OPERATIONS.

         We market and sell our products in the United States and, to a lesser extent, internationally. In November 1998, we purchased an independent distributor in Australia, which markets and licenses our products in Australia. In addition, we entered into a distributor relationship in 1999 with Advent Europe, an independent distributor of our products in selected European markets. In November 2001, we acquired the Norwegian, Swedish, and Danish companies of this independent distributor and in September 2002, we purchased their Greek subsidiary. In order to further expand our international operations, we will need to continue to establish additional locations, acquire other businesses or enter into additional distribution relationships in other parts of the world. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. We cannot be certain that establishing new business in other countries will produce the desired levels of revenue. We currently have limited experience in developing localized versions of our products and marketing and distributing our products internationally. In addition, international operations are subject to other inherent risks, including:

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

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY WE MAY BE SUBJECT TO INCREASED COMPETITION THAT COULD SERIOUSLY HARM OUR BUSINESS.

         Our success depends significantly upon our proprietary technology. We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We have registered trademarks for many of our products and services and will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees and with our resellers and customers. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite these efforts, it may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use our proprietary information. We do not have any patents, and existing copyright laws afford only limited protection. In addition, we cannot be certain that others will not develop substantially equivalent or superseding proprietary technology, or that equivalent products will not be marketed in competition with our products, thereby substantially reducing the value of our proprietary rights. We cannot be sure that we will develop proprietary products or technologies that are patentable, that any patent, if issued, would provide us with any competitive advantages or would not be challenged by third parties, or that the patents of others will not adversely affect our ability to do business. Litigation may be necessary to protect our proprietary technology. This litigation may be time-consuming and expensive. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. We cannot be sure that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products or design around any patent that may be issued to us or other intellectual property rights of ours.

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

INFORMATION WE PROVIDE TO INVESTORS IS ACCURATE ONLY AS OF THE DATE WE DISSEMINATE IT.

         From time to time, we may publicly disseminate forward- looking information or guidance in compliance with Regulation FD promulgated by the Securities and Exchange Commission. This information or guidance represents our outlook only as of the date we disseminate it.

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

         The table below presents principal amounts by expected maturity (in U.S. dollars) and related weighted average interest rates by year of maturity for our investment portfolio (in thousands):


                                                           ESTIMATED FAIR VALUE AT DECEMBER 31, 2002
                                               --------------------------------------------------------------
                                                                         MATURING IN
                                               --------------------------------------------------------------
                                                  2003           2004        2005        2006         2007        TOTAL
                                               ----------     ----------  ----------  ----------   ----------  -----------
Federal Instruments........................    $    5,594     $   17,077  $    4,009  $       --   $       --  $    26,680
Weighted Average Interest Rate.............         2.52%           2.6%        3.0%          --           --        2.64%
Commercial Paper & Short-term obligations..    $   52,126     $       --  $       --  $       --   $       --  $    52,126
Weighted Average Interest Rate.............         1.62%             --          --          --           --        1.62%
Corporate Notes & Bonds....................    $   20,898     $    6,362  $    5,096  $    1,026   $      526  $    33,908
Weighted Average Interest Rate.............         6.96%          6.44%       3.39%       5.25%         4.4%        6.23%
Municipal Notes & Bonds....................    $   17,300     $   13,102  $    4,084  $       --   $       --  $    34,486
Weighted Average Interest Rate.............         4.17%          4.83%       4.89%          --           --        4.50%
Corporate Equity Securities................    $      335     $       --  $       --  $       --   $       --  $       335
                                               ----------     ----------  ----------  ----------   ----------  -----------
Total Portfolio, excluding equity
  securities...............................    $   96,253     $   36,541  $   13,188  $    1,026   $      526  $   147,535
                                               ==========     ==========  ==========  ==========   ==========  ===========

         At December 31, 2002, cash, cash equivalents and short-term marketable securities totaled approximately $173.8 million, which is comprised of the $147.5 million in our investment portfolio, presented above, and $26.3 million in other cash and cash equivalents.

         We also invested in several privately held companies, most of which can still be considered in the start-up or development stages and are classified as "other assets" on our balance sheet. In 2002 we purchased approximately 15% of the outstanding stock of LatentZero Limited ("LatentZero"), a privately held company located in England. Our investment in LatentZero totaled approximately $7 million and is accounted for under the equity method of accounting because the Chairman of our Board of Directors is a member of LatentZero's Board of Directors. Our portion of the net income or losses for this investment has not been significant to date. At December 31, 2002 our net investments in privately held companies including LatentZero were $11 million. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of the companies' industries, the strength of the private equity markets and general market conditions. We could lose our entire initial investment in these companies.

Item 8. Financial Statements and Supplementary Data

(1) Financial Statements.

The following financial statements of Advent and the Report of Independent Accountants are incorporated by reference to page 27 through 52 of our 2002 Annual Report to Stockholders:

Consolidated Balance Sheets - December 31, 2002 and 2001

Consolidated Statements of Operations - Years Ended December 31, 2002, 2001, and 2000

Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2002, 2001, and 2000

Consolidated Statements of Cash Flows - Years Ended December 31, 2002, 2001, and 2000

Notes to Consolidated Financial Statements

Report of Independent Accountants


(2) Financial Statement Schedule.

The following financial statement schedule for the years ended December 31, 2002, 2001, and 2000 is filed as part of this Form 10-K and should be read in conjunction with our Consolidated Financial Statements.

Report of Independent Accountants                                       S-1

Schedule II - Valuation and Qualifying Accounts                         S-2

Schedules not listed above have been omitted because they are not applicable or are not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item relating to our directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in our Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated by reference. The information required by this item relating to our executive officers and key employees is included under the caption "Executive Officers of the Registrant" under Item 4 in Part I of this Form 10-K.

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


PART IV

ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         Within 90 days prior to the filing date of this Annual Report on Form 10-K (the "Evaluation Date"), we evaluated, under the supervision of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

              EXHIBIT
              NUMBER                         DESCRIPTION OF DOCUMENT
              ------     -----------------------------------------------------------------------------------
                2.1++++  Agreement and Plan of Merger by and among Advent Software, Inc.,
                         Kayak Acquisition Corp, and Kinexus Corporation dated as of December 31, 2001.
                3.1****  Second Amended and Restated Certificate of Incorporation of Registrant.
                    3.2  Amended and Restated Bylaws of Registrant.
                   4.1+  Specimen Common Stock Certificate of Registrant.
                  10.1+  Form of Indemnification Agreement for Executive Officers and Directors.
                 10.2++  1992 Stock Plan, as amended.
                  10.3+  1993 Profit Sharing & Employee Savings Plan, as amended.
                  10.4+  1995 Employee Stock Purchase Plan.
                10.5+++  1995 Director Option Plan.
              10.6*****  2002 Stock Plan
                  10.7+  Severance Agreement between Advent and Peter M. Caswell dated December 10, 1993.
                 10.8+*  Agreement between Advent and Interactive Data Corporation dated January 1, 1995.
                 10.9**  Office Lease dated August 1, 1998, between SOMA Partners, L.P. and
                         Advent for facilities located at 301 Brannan in San Francisco, California.
               10.10***  Office Lease dated July 22, 1999, between 405 Lexington, L.L.C. and
                         Advent for facilities located at 666 Third Avenue in New York, New York.
                   13.1  Selected Portions of Advent Software, Inc.'s 2002 Annual Report to Stockholders.
                   21.1  Subsidiaries of Advent.
                   23.1  Consent of PricewaterhouseCoopers LLP, Independent Accountants.
                   24.1  Power of Attorney (included on page 27 of this Form 10-K).
                   99.1  Certifications of Chief Executive Officer and Chief Financial Officer

              ----------
              +          Incorporated by reference to the exhibit filed with Advent's registration statement filed on Form SB-2 (commission file number 33-97912-LA), declared effective on
                         November 15, 1995
              ++         Incorporated by reference to the exhibit filed with Advent's registration statement filed on Form S-8 on May 28, 1999.
              +++        Incorporated by reference to the exhibit filed with Advent's registration statement filed on Form S-8 on August 11, 2000.
              ++++       Incorporated by reference to the exhibit filed with Advent's report on Form 8-K filed February 28, 2002.
              *          Confidential treatment requested as to certain portions of this exhibit.
              **         Incorporated by reference to Advent's Annual Report on Form 10-K for the year ended
                         December 31, 1998.
              ***        Incorporated by reference to Advent's Annual Report on Form 10-K for the year ended
                         December 31, 1999.
              ****       Incorporated by reference to Advent's Annual Report on Form 10-K for the year ended
                         December 31, 2000.
              *****      Incorporated by reference to Advent's Annual Report on Form 10-K for the year ended
                         December 31, 2001.

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14th day of March, 2003.

                                        ADVENT SOFTWARE, INC.

                                        By:  /s/ Peter M. Caswell
                                             -----------------------------------
                                             Peter M. Caswell
                                             CHIEF EXECUTIVE OFFICER
                                             PRESIDENT AND DIRECTOR
                                             (PRINCIPAL EXECUTIVE OFFICER)

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signature                                       Title                                        Date
---------------------------------------------- -------------------------------------------- ----------------------------------------
/s/ Peter M. Caswell                           Chief Executive Officer, President and       March 14, 2003
Peter M. Caswell                               Director
                                               (Principal Executive Officer)
---------------------------------------------- -------------------------------------------- ----------------------------------------
/s/ Irv H. Lichtenwald                         Executive Vice President,                    March 14, 2003
Irv H. Lichtenwald                             Chief Financial Officer, Chief
                                               Accounting Officer and Secretary
                                               (Principal Financial Officer)
---------------------------------------------- -------------------------------------------- ----------------------------------------
/s/ Stephanie G. DiMarco                       Chairman of the Board and Director           March 14, 2003
Stephanie G. DiMarco
---------------------------------------------- -------------------------------------------- ----------------------------------------
Terry Carlitz                                  Director
---------------------------------------------- -------------------------------------------- ----------------------------------------
/s/ Frank H. Robinson                          Director                                     March 14, 2003
Frank H. Robinson
---------------------------------------------- -------------------------------------------- ----------------------------------------
/s/ Wendell G. Van Auken                       Director                                     March 14, 2003
Wendell G. Van Auken
---------------------------------------------- -------------------------------------------- ----------------------------------------
/s/ William F. Zuendt                          Director                                     March 14, 2003
William F. Zuendt
---------------------------------------------- -------------------------------------------- ----------------------------------------
/s/ Monte Zweben                               Director                                     March 14, 2003
Monte Zweben
---------------------------------------------- -------------------------------------------- ----------------------------------------

I, Peter M. Caswell, certify that:

1.   I have reviewed this annual report on Form 10-K of Advent Software, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 14, 2003



                                          /s/ Peter M. Caswell
                                          --------------------------------------
                                          Peter M. Caswell
                                          CHIEF EXECUTIVE OFFICER AND PRESIDENT

I, Irv H. Lichtenwald, certify that:

1.   I have reviewed this annual report on Form 10-K of Advent Software, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 14, 2003



                                          /s/ Irv H. Lichtenwald
                                          --------------------------------------
                                          Irv H. Lichtenwald
                                          EXECUTIVE VICE PRESIDENT,
                                          CHIEF FINANCIAL OFFICER,
                                          CHIEF ACCOUNTING OFFICER AND SECRETARY