Form 10-Q
period 2003-03-31
ADVENT SOFTWARE INC /DE/
filed 2003-05-13
CIK 1002225

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number:  0-26994

ADVENT SOFTWARE, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-2901952
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Yes ☒  No ☐

Indicate by check mark whether the Registrant is an accelerated file (as defined in Rule 12b-2 of the Exchange Act)

Yes ☒  No ☐

The number of shares of the Registrant’s Common Stock outstanding as of April 30, 2003 was 31,977,659.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2003	December 31, 2002
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$83,329	$78,906
Short-term marketable securities	80,036	94,923
Accounts receivable, net	20,953	21,470
Prepaid expenses and other	9,237	8,947
Income taxes receivable	—	6,289
Deferred income taxes	4,740	4,714
Total current assets	198,295	215,249
Property and equipment, net	27,318	28,001
Goodwill	67,678	67,349
Intangibles, net	37,811	41,157
Other assets, net	79,320	80,980
Total assets	$410,422	$432,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,626	$2,637
Accrued liabilities	16,492	13,530
Deferred revenues	32,951	31,918
Income taxes payable	3,475	5,817
Total current liabilities	55,544	53,902
Long-term liabilities	2,173	5,479
Total liabilities	57,717	59,381
Stockholders’ equity:
Common stock	320	329
Additional paid-in capital	289,114	302,649
Retained earnings	59,905	67,385
Cumulative other comprehensive income	3,366	2,992
Total stockholders’ equity	352,705	373,355
Total liabilities and stockholders’ equity	$410,422	$432,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
	(unaudited)

Revenues:
License and development fees	$8,128	$23,010
Maintenance and other recurring	21,874	21,508
Professional services and other	3,042	4,679
Net revenues	33,044	49,197
Cost of revenues:
License and development fees	1,554	1,782
Maintenance and other recurring	6,759	5,301
Professional services and other	1,943	1,585
Total cost of revenues	10,256	8,668
Gross margin	22,788	40,529
Operating expenses:
Sales and marketing	13,452	15,370
Product development	8,855	9,091
General and administrative	5,312	4,788
Amortization of intangibles	3,359	1,867
Restructuring expense	3,489	—
Total operating expenses	34,467	31,116
Income (loss) from operations	(11,679)	9,413
Interest income and other expense, net	172	1,661
Income (loss) before income taxes	(11,507)	11,074
Provision for (benefit from) income taxes	(4,027)	3,765
Net income (loss)	$(7,480)	$7,309

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	(51)	(439)
Foreign currency translation adjustments	(425)	(9)
Comprehensive income (loss)	$(7,956)	$6,861

Net income (loss) per share data:
Basic:
Net income (loss) per share	$(0.23)	$0.21
Shares used in per share calculations	32,390	34,357
Diluted:
Net income (loss) per share	$(0.23)	$0.20
Shares used in per share calculations	32,390	37,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2003	2002
	(unaudited)

Cash flows from operating activities:
Net income (loss)	$(7,480)	$7,309
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash stock compensation	—	75
Depreciation and amortization	5,504	3,738
Non-cash restructuring charge	410	—
Provision for doubtful accounts	102	1,264
Other than temporary loss on investments	500	900
Realized (gain) loss on investments	69	(246)
Deferred income taxes	(22)	(245)
Other	23	(483)
Cash provided by (used in) operating assets and liabilities:
Accounts receivable	421	1,000
Prepaid and other current assets	757	480
Income taxes receivable	6,289	—
Accounts payable	(50)	932
Accrued liabilities	(317)	(206)
Deferred revenues	1,027	(3,570)
Income taxes payable	(2,349)	(228)
Net cash provided by operating activities	4,884	10,720
Cash flows provided by (used in) investing activities:
Net cash used in acquisitions including payments of net assumed liabilities	—	(59,963)
Acquisition of fixed assets	(1,876)	(1,455)
Purchases of other investments	—	(7,819)
Proceeds from sales of other investments	—	1,831
Purchase of short-term marketable securities	(32,711)	(41,088)
Sales and maturities of short-term marketable securities	47,566	30,848
Deposits and other	—	(3,779)
Net cash provided by (used in) investing activities	12,979	(81,425)
Cash flows provided by (used in) financing activities:
Proceeds from issuance and exercise of warrants	—	2
Common stock repurchased	(14,308)	—
Proceeds from issuance of common stock	764	7,896
Repayment of capital leases	(61)	—
Net cash provided by (used in) financing activities	(13,605)	7,898
Effect of exchange rate changes on cash and cash equivalents	165	(68)
Net increase (decrease) in cash and cash equivalents	4,423	(62,875)
Cash and cash equivalents at beginning of period	78,906	166,794
Cash and cash equivalents at end of period	$83,329	$103,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation

The condensed consolidated financial statements include the accounts of Advent Software, Inc. (“Advent”) and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

We have prepared the condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in these interim statements pursuant to such SEC rules and regulations. We recommend that these interim financial statements be read in conjunction with the audited financial statements and related notes included in our 2002 Annual Report on Form 10-K filed with the SEC. Interim results are not necessarily indicative of the results to be expected for the full year and we make no representation thereto.

In our opinion, the condensed consolidated financial statements include all adjustments necessary to present fairly the financial position and results of operations for each interim period shown. All such adjustments occur in the ordinary course of business and are of a normal, recurring nature.

2. Accounting Policies

Use of estimates  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements. Actual results could differ from those estimates.

Revenue recognition and allowance for doubtful accounts  We license application software products and offer annual maintenance programs which provide for technical support and updates to our software products.  We offer professional services that primarily include consulting, implementation management, integration management, custom report writing and training. We offer other recurring revenue products and services that are subscription-based and transaction-based that primarily include interfacing and downloading of securities information from third party providers.  Development agreements generally provide for the development of technologies and products that are expected to become part of our product or product offerings in the future.

We recognize revenue from the license of software when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. We use a signed license agreement as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding order forms and signed contracts from the distributor’s customers. Delivery occurs when product is delivered to a common carrier F.O.B shipping point. Our arrangements do not generally include acceptance provisions, but if acceptance provisions are provided, delivery occurs upon acceptance. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction and, if applicable, the customer’s collection history.  We assess whether collection of the fee is reasonably assured based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. Our arrangements for software licenses are sold with maintenance and, often times, professional services and other products and services. We allocate revenue to delivered components, normally the license component of the arrangement, using the residual value method based on objective evidence of the fair value of the undelivered elements, which is specific to us. Fair values for the maintenance service for our software licenses are based upon renewal rates stated in the contracts or, in limited cases, separate sales of renewals to other customers.  We recognize revenue for maintenance services ratably over the contract term. Fair value for the professional services and other products and services is based upon separate sales by us of these services to other customers.  Our professional services, which include consulting, implementation management, integration management, custom report writing and training, are generally billed based on hourly rates plus travel and lodging related expense reimbursements. Our professional services and other revenue also includes revenue from our semi-annual conferences, which is generated primarily from attendance fees.  We recognize revenue as these professional services are performed.  Other recurring revenues, which are subscription and transaction based, include interfacing and downloading of securities information from third party providers.  Subscription-based revenues and any related set-up fees are recognized ratably over the period of the contract.  Transaction-based revenues are generally recognized when the transactions occur.  Revenues for license development projects are recognized using the percentage-of-completion method of accounting, based on costs incurred to date compared with the estimated cost of completion.  In June 2002, we began to offer term licenses as an alternative to the perpetual licenses we have historically offered to customers. We recognize revenue for term licenses ratably over the period of the contract term. We recognize revenue on perpetual licenses upon shipment assuming all other revenue recognition criteria have been met.

We analyze specific accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Accounting for intangible assets               Intangible assets are stated at cost less accumulated amortization and include goodwill, completed technology and non-compete and distribution agreements.  Goodwill is the excess of cost over fair value of the net assets acquired.  As of March 31, 2003, the estimated lives of goodwill acquired prior to July 1, 2001 and all acquired intangibles is as follows:

Completed technology	3 to 7 years
Agreements	5 to 7 years
Customer base and trade name	3 to 7 years

We review intangible assets, including goodwill, whenever events or changes in circumstances indicate that the carrying amount of these assets may have been impaired. In addition, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, we test goodwill annually for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The implied fair value of goodwill shall be determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.  There was no impairment during the quarter ended March 31, 2003.

Accounting for long-lived assets                 We review property, equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important which could trigger an impairment review include the following (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; (3) significant negative industry or economic trends; (4) significant decline in our stock price for a sustained period; and (5) our market capitalization relative to net book value.  Recoverability is measured by comparison of the assets’ carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its expected future discounted cash flow.

We hold minority interests in several privately held companies having operations or technology in areas within our strategic focus.  Most of these investments can be considered in the start-up or developing stages and are classified as “other assets” on our balance sheet. One of these investments is accounted for under the equity method of accounting. Our portion of net income and losses for this investment has not been significant to date. We record an investment write-down when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.  We estimate an investment’s current carrying value based primarily on market conditions, recent valuation events and operating results of the underlying investment.

Stock-based compensation  We use the intrinsic value-based method to account for all of our stock-based employee compensation plans and have adopted the disclosure-only alternative of SFAS No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation”.  We are required to disclose the pro forma effects on operating results as if we had elected to use the fair value approach to account for all our stock-based employee compensation plans. Stock-based compensation for non-employees is based on the fair value of the related stock or options.

The fair value of warrants, options or stock exchanged for services is expensed over the period benefited. The warrants and options are valued using the Black-Scholes option pricing model.

If compensation had been determined based on the fair value at the grant date for awards in the quarters ended March 31, 2003 and 2002, respectively, consistent with the provisions of SFAS No. 123, our net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002

Net income (loss) – as reported	$(7,480)	$7,309
Stock-based employee compensation expense included in reported net income, net of related tax effects	—	50
Total stock based employee compensation expense determined under fair value based method for all awards granted since 1996, net of related tax effects	(1,594)	(3,295)

Net income (loss) – pro forma	$(9,074)	$4,064

PER SHARE DATA
Basic
Net income (loss) – as reported	$(0.23)	$0.21
Net income (loss) – pro forma	$(0.28)	$0.12
Diluted
Net income (loss) – as reported	$(0.23)	$0.20
Net income (loss) – pro forma	$(0.28)	$0.11

Such pro forma disclosures may not be representative of future compensation costs because options vest over several years and additional grants are made each year.

The weighted-average fair values of options granted, measured on the grant date using the Black-Scholes model, were $8.25 and $30.36 per share for the three months ended March 31, 2003 and 2002, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	2003	2002
Risk-free interest rate	2.87%	3.82%
Volatility	73%	71.8%
Expected life	5 years	5 years
Expected dividends	None	None
Average turnover rate	8%	8%

Guarantees Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. Our software license agreements typically indemnify our clients for intellectual property infringement claims. We also warrant to our clients that our software operates substantially in accordance with our specifications. Liabilities in connection with such guarantees have not been material.

Reclassifications Certain prior year amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on results of operations or stockholders’ equity.

3.  Net Income (Loss) Per Share (in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002

Net income (loss)	$(7,480)	$7,309

Reconciliation of shares used in basic and diluted earnings per share (“EPS”) calculations

Basic
Weighted average common shares outstanding	32,390	34,357
Basic net income (loss) per share	$(0.23)	$0.21

Diluted
Weighted average common shares outstanding	32,390	34,357
Dilutive effect of stock options	—	2,865
Shares used in diluted net income (loss) per share calculation	32,390	37,222
Diluted net income (loss) per share	$(0.23)	$0.20

Antidilutive options outstanding excluded from the computation of EPS
Options outstanding at March 31, 2003 and 2002, not included in computation of diluted EPS because they were antidilutive	4,248	793

Price range of anti-dilutive options not used in diluted EPS calculation	$0.33-$60.38	$55.80-$60.38

4.  Balance Sheet Detail

The following is a summary of intangibles (in thousands, except for weighted average amortization periods):

	Weighted-Average Amortization Period (Years)	Gross	Accumulated Amortization as of March 31, 2003	Net as of March 31, 2003	Net as of December 31, 2002

Purchased technologies	4.1	$22,337	$(8,529)	$13,808	$15,243
Customer relationships	5.0	28,018	(7,938)	20,080	21,647
Other intangibles	5.1	6,526	(2,603)	3,923	4,267
Total intangibles		$56,881	$(19,070)	$37,811	$41,157

The changes in the carrying value of intangibles and goodwill for the three months ended March 31, 2003 were as follows (in thousands):

		Intangibles
	Goodwill	Gross	Accumulated Amortization	Net

Balance at December 31, 2002	$67,349	$56,737	$(15,580)	$41,157
Amortization	—	—	(3,359)	(3,359)
Other adjustments	329	144	(131)	13
Balance at March 31, 2003	$67,678	$56,881	$(19,070)	$37,811

As of March 31, 2003, the estimated intangibles amortization expense for each calendar year ended December 31 is: $13.1 million for 2003; $12.7 million for 2004; $7.8 million for 2005; $4.4 million for 2006; $1.7 million for 2007, $1 million for 2008 and $500,000 thereafter.

The following is a summary of other assets, net (in thousands):

	March 31, 2003	December 31, 2002

Deferred income taxes	$55,313	$55,313
Long-term equity investments	10,516	11,005
Other	13,491	14,662
Total other assets, net	$79,320	$80,980

5. Acquisitions

The following pro forma supplemental information presents selected financial information as though the purchases of Kinexus, Techfi and Advent Outsource had been completed at the beginning of the periods being reported on and after giving effect to purchase accounting adjustments. The pro forma consolidated net income (loss) amounts include certain pro forma adjustments, primarily the amortization of identifiable intangible assets, tax provision (benefit) adjustments on pro forma pre-tax income (loss) at a statutory tax rate of 41% and the elimination of interest income on cash used in the acquisition (in thousands, except per share data):

	Three months ended
	March 31, 2003	March 31, 2002

Revenue	$33,044	$50,784
Net income (loss)	$(7,480)	$3,424
Diluted net income (loss) per share	$(0.23)	$0.09
Basic net income (loss) per share	$(0.23)	$0.10

6. Restructuring

In response to the continuing economic slowdown, we implemented a restructuring plan in the first quarter of 2003 and recorded a restructuring expense of approximately $3.5 million in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The expense consists of $2.1 million related to closing and consolidating excess office space, primarily in New York and Australia, $979,000 related to the termination of 47 employees located primarily in New York and Australia and $410,000 relating to the abandonment and write-off of certain equipment, furniture and leasehold improvements. All closed facilities were vacated prior to March 31, 2003. The goal of the restructuring plan is to reduce costs and improve operating efficiencies by better aligning our resources and consolidating duplicative efforts in parts of our business as a result of integration of our various acquired businesses.

The following table sets forth an analysis of the components of the restructuring charge and the payments made against the accrual as of March 31, 2003 (in thousands):

	Severance and Benefits	Facility Exit Costs	Property and Equipment Abandoned	Total
Restructuring expenses	$979	$2,100	$410	$3,489
Reversal of deferred rent related to facilities exited	—	151	—	151
Cash paid	(877)	(281)	—	(1,158)
Non-cash charges	—	—	(410)	(410)
Accrued restructuring at March 31, 2003	$102	$1,971	$—	$2,072

The remaining excess facility costs are stated at estimated fair value which includes estimated sublease income. We expect to pay remaining obligations in connection with vacated facilities no later than over the remaining lease terms, which expire on various dates through 2008, and remaining obligations related to severance and benefits in the second quarter of 2003.

7.  Stockholders Equity

In the first quarter of 2003, we repurchased and retired an additional 1,000,000 shares of our Common Stock for an average price of $14.31 per share.

8. Commitments and Contingencies

We lease office space and equipment under non-cancelable operating lease agreements, which expire at various dates through May 2012. Our operating lease commitments as of March 31, 2003 are $53 million for the years 2003 through 2012, cumulatively.

A European distributor, Advent Europe, and its subsidiaries that operate in certain European locations have the exclusive right to sell our software in Europe, excluding certain locations, until July 1, 2004 subject to achieving certain revenue levels. During this period the distributor also has the contingent right to require us to purchase any one or any group of their subsidiaries. Our requirement to purchase is contingent upon the distributor achieving specified operating margins greater than 20% and specified customer satisfaction criteria. The basis for calculating the purchase price would be two times the preceding twelve months total revenue of the purchased subsidiaries plus potential additional consideration equal to 50% of operating margins greater than 20% that are achieved in the two years subsequent to our acquisition. This purchase price may be varied by mutual agreement.  In addition, we have the right to purchase any one or any group of the distributor’s subsidiaries under certain conditions. In the event that these rights are exercised by Advent or the distributor, the purchase of these subsidiaries would principally result in an increase in intangible assets, goodwill and amortization of intangible assets.

From time to time we are subject to various other legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

9. Subsequent Events

In May of 2003, we purchased all of the common stock of Advent Netherlands BV from our independent European distributor for approximately $8.3 million in cash, approximately $60,000 of acquisition costs and estimated net liabilities assumed of approximately $2 million. In addition, there is also a potential earn-out distribution to the selling members of up to $1.6 million through December 31, 2003 under a formula based on revenue results for the eight months ended December 31, 2003 plus 50% of any operating margins which exceed 20% for the year ended December 31, 2004. We acquired our Dutch distributor’s operations in order to expand our direct ownership of the European channels for products and services.  The acquisition includes distribution rights in Belgium, The Netherlands and Luxembourg.

In April of 2003, we released  $3.4 million of the original $3.8 million of contingent consideration held in escrow for protection against undisclosed liabilities in connection with the Kinexus acquisition.  The payment was accounted for as an increase to goodwill.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion in conjunction with our consolidated financial statements and related notes.  The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended. Forward-looking statements can be identified by the use of terminology such as “may”, “will”, “should”, “expect”, “plan” “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or other similar terms and the negative of such terms and include statements about our products and expected financial performance. Such forward-looking statements are based on our current plans and expectations and involve known and unknown risks and uncertainties which may cause our actual results or performance to be materially different from any results or performance expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the “Risk Factors” set forth below as well as other risks identified from time to time in other SEC reports.  You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results, levels of activity or performance and represent our expectations only as of the date they are made.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of long-lived assets, intangible assets and goodwill and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue recognition and allowance for doubtful accounts We recognize revenue from the license of software when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. We use a signed license agreement as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding order forms and signed contracts from the distributor’s customers. Delivery occurs when product is delivered to a common carrier F.O.B shipping point. Our arrangements do not generally include acceptance provisions, yet if acceptance provisions are provided, delivery occurs upon acceptance. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction and, if applicable, the customer’s collection history.. We assess whether collection of the fee is reasonably assured based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. Our arrangements for software licenses are sold with maintenance and, often times, professional services and other products and services. We allocate revenue to delivered components, normally the license component of the arrangement, using the residual value method based on objective evidence of the fair value of the undelivered elements, which is specific to us. Fair values for the maintenance service for our software licenses are based upon renewal rates stated in the contracts or, in limited cases, separate sales of renewals to other customers. We recognize revenue for maintenance services ratably over the contract term.  Fair value for the professional services and other products and services is based upon separate sales by us of these services to other customers. Our professional services, which include consulting, implementation management, integration management, custom report writing and training, are generally billed based on hourly rates plus travel and lodging related expense reimbursements. Our professional services and other revenue also includes revenue from our semi-annual conferences, which is generated primarily from attendance fees.  We recognize revenue as these professional services are performed.  Other recurring revenues, which are subscription and transaction based, include interfacing and downloading of securities information from third party providers.  Subscription-based revenues and any related set-up fees are recognized ratably over the period of the contract.  Transaction-based revenues are generally recognized when the transactions occur.  Revenues for license development projects are recognized using the percentage-of-completion method of accounting based on costs incurred to date compared with the estimated cost of completion.  In June 2002, we began to offer term licenses as an alternative to the perpetual licenses we have historically offered to customers. We recognize revenue for term licenses ratably over the period of the contract term. We recognize revenue on perpetual licenses upon shipment assuming all other revenue recognition criteria have been met. Looking forward, it is too early to predict any trends or adoption rates with respect to customer preferences related to term or perpetual licensing and through March 31, 2003, the majority of our software license revenues were from perpetual licenses.

We analyze specific accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Accounting for intangible assets               We review intangible assets, including goodwill, whenever events or changes in circumstances indicate that the carrying amount of these assets may have been impaired. In addition, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, we test goodwill annually for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The implied fair value of goodwill shall be determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.  We consider ourselves to be a single reporting unit and therefore any impairment is measured based upon the fair value of the business as a whole. There was no impairment during the quarter ended March 31, 2003.

Accounting for long-lived assets                 We review property, equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important which could trigger an impairment review include the following (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; (3) significant negative industry or economic trends; (4) significant decline in our stock price for a sustained period; and (5) our market capitalization relative to net book value.  Recoverability is measured by comparison of the assets’ carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its expected future discounted cash flow.

We hold minority interests in several privately held companies having operations or technology in areas within our strategic focus.  Most of these investments can be considered in the start-up or developing stages and are classified as “other assets” on our balance sheet. One of these investments is accounted for under the equity method of accounting. Our portion of net income and losses for this investment has not been significant to date. We record an investment write-down when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.  We estimate an investment’s current carrying value based primarily on market conditions, recent valuation events and operating results of the underlying investment.

Income taxes – Income tax expense includes U.S. and international income taxes. We account for income taxes under the asset and liability method.  Deferred tax assets and liabilities are recognized principally for the expected tax consequences of events that have been recognized in the financial statements or tax returns for temporary differences between the tax basis of the assets and liabilities and their reported amounts.  A valuation allowance is then established to reduce the net deferred tax asset if it is more likely than not that the related tax benefit will not be realized..  Significant factors considered by management in its determination of the probability of the realization include:  1) our historical operating results; 2) expectations of future earnings; and 3) the length of time over which the differences will be paid

Overview

Distributor Relationship

We rely on a number of strategic alliances to help us achieve market acceptance of our products and to leverage our development, sales, and marketing resources. In 1998 we established one such relationship with a company in Scandinavia to distribute our products throughout Scandinavia. In the third quarter of 1999, this distributor formed Advent Europe. Advent Europe and its subsidiaries have the exclusive right to distribute our software in Europe, excluding certain locations, until July 1, 2004 subject to achieving certain revenue levels. Incorporated in The Netherlands, Advent Europe is an independent entity and is not financially backed by us and is entirely capitalized by independent third party investors. It makes tax and language modifications to Advent Office to fit the various needs of the local jurisdictions and then markets and licenses the Advent Office suite and related services. All transactions between Advent Europe and us are transacted in U.S. dollars and are arms length transactions. Revenue from sales to this distributor is recognized when the distributor submits a signed contract, the product has been delivered, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured. Our revenues from this distributor in each of the two years ended December 31, 2002 and 2001 and in the quarter ended March 31, 2003, were less than 3% of our total net revenue.

Through July 1, 2004, subject to achieving certain revenue levels, Advent Europe also has the contingent right to require us to purchase any one or any group of their subsidiaries. Our requirement to purchase is contingent upon the distributor achieving specified operating margins in excess of 20% and specified customer satisfaction criteria. The basis for calculating the purchase price would be two times the preceding twelve months total revenue of the purchased subsidiary plus potential additional consideration equal to 50% of operating margins that exceed 20% that are achieved in the two years subsequent to our acquisition. This purchase price may be varied by mutual agreement.  In addition, we have the right to purchase any one or any group of Advent Europe’s subsidiaries under certain conditions. In the event these rights are exercised by us or Advent Europe, the purchase of these subsidiaries would principally result in an increase in intangible assets, goodwill and amortization of intangible assets. In November 2001, we acquired three of Advent Europe’s companies located in Norway, Sweden, and Denmark and in September 2002, we acquired all of the common stock of Advent Hellas, Advent Europe’s Greek subsidiary.

Acquisitions

In May of 2003, we purchased all of the common stock of Advent Netherlands BV from our independent European distributor for approximately $8.3 million in cash, approximately $60,000 in acquisition costs and estimated net liabilities assumed of approximately $2 million. In addition, there is also a potential earn-out distribution to the selling members of up to $1.6 million through December 31, 2003 under a formula based on revenue results for the eight months ended December 31, 2003 plus 50% of any operating margins which exceed 20% for the year ended December 31, 2004.  We acquired our Dutch distributor's operations in order to expand our direct ownership of the European channels for products and services.  The acquisition includes distribution rights in Belgium, The Netherlands and Luxembourg.

In April of 2003, we released $3.4 million of the original $3.8 million of contingent consideration held in escrow for protection against undisclosed liabilities in connection with the Kinexus acquisition.  The payment was accounted for as an increase to goodwill.

Repurchase of Common Stock

In the first quarter of 2003, we repurchased and retired 1,000,000 shares of our Common Stock for an average price of  $14.31 per share.

Restructuring

In response to the continuing economic slowdown, we implemented a restructuring plan in the first quarter of 2003 and recorded a restructuring expense of approximately $3.5 million in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities . The expense consists of $2.1 million related to closing and consolidating excess office space, primarily in New York and Australia, $979,000 related to the termination of 47 employees located primarily in New York and Australia and $410,000 relating to the abandonment and write-off of certain equipment, furniture and leasehold improvements. All closed facilities were vacated prior to March 31, 2003. The goal of the restructuring plan is to reduce costs and improve operating efficiencies by better aligning our resources and consolidating duplicative efforts in parts of our business as a result of integration of our various acquired businesses.

The following table sets forth an analysis of the components of the restructuring charge and the payments made against the accrual as of March 31, 2003 (in thousands):

	Severance and Benefits	Facility Exit Costs	Property and Equipment Abandoned	Total
Restructuring expense	$979	$2,100	$410	$3,489
Reversal of deferred rent related to facilities exited	—	151	—	151
Cash paid	(877)	(281)	—	(1,158)
Non-cash charges	—	—	(410)	(410)
Accrued restructuring at March 31, 2003	$102	$1,971	$—	$2,072

The remaining excess facility costs are stated at estimated fair value which includes estimated sublease income. We expect to pay remaining obligations in connection with vacated facilities no later than over the remaining lease terms, which expire on various dates through 2008, and the remaining obligations related to severance and benefits in the second quarter of 2003.

Results of Operations

REVENUES

Our net revenues are made up of three components: license and development fees; maintenance and other recurring; and professional services and other. License revenues are derived from the licensing of software products while development fees are derived from development contracts that we have entered into with other companies, including customers and development partners.  Maintenance and other recurring revenues are derived from maintenance fees charged in the initial licensing year, renewals of annual maintenance services in subsequent years and recurring revenues derived from our subscription-based and transaction-based services. Professional services and other revenues include fees for consulting, implementation and integration management, custom report writing, training services and semi-annual conferences.

Net revenues for the three months ended March 31, 2003, decreased 33% to $33 million compared with net revenues of $49.2 million for the same period in 2002. This decrease primarily resulted from a decline in license and development fees. The target clients for our products include a range of financial services organizations that manage investment portfolios, including investment advisors, brokerage firms, banks and hedge funds. In addition, we target corporations, public funds, universities and non-profit organizations, which also manage investment portfolios and have the same needs. Axys and its related products and services accounted for the majority of net revenues in the three months ended March 31, 2003 and 2002. The success of many of our clients is intrinsically linked to the health of the financial markets. We believe that the demand for our products was negatively affected by the current economic environment, political climate and downturns in the financial markets, and by pending and proposed regulatory activity in the financial services market. These factors have resulted in reduced revenue growth across the industry, longer sales cycles, deferral and delay of information technology projects and generally reduced expenditure for software related services. We expect a continued difficult environment for the near term.

Each of the major revenue categories has historically varied as a percentage of net revenues and we expect this variability to continue in future periods.  This variability is partially due to the timing of the introduction of new products, the relative size and timing of individual licenses, as well as the size of the implementation, the resulting proportion of the maintenance and professional services components of these license transactions and the amount of client use of pricing and related data.

License Revenue and Development Fees.  License and development fees revenue for the three months ended March 31, 2003, decreased 65% to $8.1 million compared with license and development fees revenue of $23 million for the same period in 2002. This decrease in license and development fees was primarily due to decreased sales of the Advent Office suite of products compared to the same period in 2002 and a decline in the number of large license transactions. Sales of these products decreased principally due to the impact of current economic conditions on our clients. License and development fee revenues as a percentage of net revenues were 25% for the three months ended March 31, 2003 and 47% for the same period in 2002. The decrease in license and development fees revenue as a percentage of total revenue is primarily due to the decline in license revenue compared to the same quarter in 2002 while maintenance and other recurring revenues continue to increase. We typically license our products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the number of site installations and the number of authorized users.  We earn development fees when we provide product solutions, which are not part of our standard product offering.  For the three months ended March 31, 2003 and 2002, revenue from development fees has been less than 8% of total license and development fees revenue.

Maintenance and Other Recurring Revenues. Maintenance and other recurring revenues for the three months ended March 31, 2003, increased 2% to $21.9 million, compared with $21.5 million for the same period in 2002. The increase in maintenance and other recurring revenues compared to the same quarter in 2002 was primarily attributed to increased revenue from our acquisition of Techfi Corporation in July 2002 and Advent Outsource in November of 2002, increased revenues associated with Advent Custodial Data services and other data feed revenue sources and increased demand for pricing data and other data services associated with our Wealth Management Solutions.  These increases were partially offset by decreases in maintenance revenue related to a small number of customers, who either cancelled contracts or who have downgraded their maintenance service level and a decrease in recurring revenue caused by a significant customer moving from a non-standard pricing model to a standard pricing model.  Maintenance and other recurring revenues as a percentage of net revenues for the three months ended March 31, 2003, were 66% compared with 44%, for the same period in 2002. The increase in maintenance and other recurring revenues as a percentage of related revenue is primarily due to the decrease in license revenue compared to the same quarter in 2002.

Professional Services and Other Revenues.  Professional services and other revenues decreased 35% to $3 million for the three months ended March 31, 2003, compared to $4.7 million for the same period in 2002. This decrease was due to a decline in demand resulting from the impact of current economic conditions on our clients. The reduction in large license transactions previously noted had a significant impact on our professional services revenue, as these large transactions typically involve significant professional services projects. Professional services and other revenues, as a percentage of net revenues did not fluctuate significantly and was approximately 9% for the three months ended March 31, 2003 and 2002.

COST OF REVENUES

Our cost of revenues is made up of three components: cost of license and development fees; cost of maintenance and other recurring; and cost of professional services and other. Our cost of revenues for the three months ended March 31, 2003, increased 18% to $10.3 million compared with $8.7 million for the same period in 2002.  This increase was primarily due to the acquisitions of Techfi, Kinexus and Advent Outsource during 2002.

Cost of License and Development Fees.  Cost of license and development fees revenue consists primarily of royalties and other fees paid to third parties, the fixed direct labor involved in producing and distributing our software, labor costs associated with generating development fees and cost of product media including duplication, manuals and packaging materials.  Cost of license and development fees revenues decreased 13% to $1.6 million, compared with $1.8 million for the same period in 2002. The decrease in cost of license and development fees is directly related to a decrease in payments to third parties resulting from a change in product mix  Cost of license and development fees as a percentage of the related revenues for the three months ended March 31, 2003, was 19% compared with 8% for the same period in 2002. The increase as a percentage of related revenue is primarily due to the decrease in revenues compared to the relatively fixed costs associated with our product distribution and, to a lesser extent, product mix.

Cost of Maintenance and Other Recurring.  Cost of maintenance and other recurring revenues is primarily comprised of the direct costs of providing technical support and other services for recurring revenues, the  costs associated with product updates and royalties paid to third party subscription-based and transaction-based vendors.  Cost of maintenance and other recurring revenues increased 28% to $6.8 million for the three months ended March 31, 2003 compared with $5.3 million for the same period in 2002. The increase was primarily due to the acquisition of Techfi, Kinexus and Advent Outsource.  Cost of maintenance and other recurring revenues as a percentage of the related revenues for the three months ended March 31, 2003, increased to 31% from 25% for the same period in 2002 primarily due to the significant increase in expenses while related revenues were up only slightly.

Cost of Professional Services and Other.  Cost of professional services revenue primarily consists of personnel related costs associated with the client services and support organization in providing consulting, custom report writing and conversions of data from clients’ previous systems. To the extent that such personnel are not fully utilized in consulting, training, conversion or custom report writing projects, they are used for presales, marketing and engineering activities and the related costs are charged to operating expenses.  Also included are direct costs associated with travel expenses. Cost of professional services and other revenues increased 23% to $1.9 million, compared with $1.6 million for the same period in 2002 primarily due to the companies acquired during 2002. Cost of professional services as a percentage of related revenues for the three months ended March 31, 2003 increased to 64% compared to 34% for the same period in 2002 primarily due to a decline in net revenues compared to the same quarter in 2002 while expenses increased.

OPERATING EXPENSES

Sales and Marketing.  Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars.  Our sales and marketing expenses for the three months ended March 31, 2003, decreased 12% to $13.5 million compared with $15.4 million for the same period in 2002. The decrease in expense was primarily due to lower program marketing expenses for the existing business, and a decrease in commissions and bonuses expense partially offset by higher costs due to the businesses acquired during 2002. Sales and marketing expenses, as a percentage of net revenues, increased to 41% for the three months ended March 31, 2003 compared with 31% for the same period in 2002 primarily due to the decrease in net revenues compared to the same quarter in 2002.

Product Development.  Product development expenses consist primarily of salary and benefits for our development staff as well as contractors' fees and other costs associated with the enhancements of existing products and services and development of new products and services. Costs associated with product updates are included in cost of maintenance and other recurring revenue.  Product development expenses for the three months ended March 31, 2003 decreased 3% to $8.9 million compared with $9.1 million for the same period in 2002. This decrease was primarily due to lower usage of outside consultants. Product development expenses, as a percentage of net revenues, increased  to 27% for the three months ended March 31, 2003 compared with 18% for the same period in 2002 primarily due to the decrease in net revenues compared to the same quarter in 2002.

General and Administrative.  General and administrative expenses consist primarily of personnel costs for finance, administration, operations and general management, as well as legal and accounting expenses. General and administrative expenses increased 11% to $5.3 million for the three months ended March 31, 2003 compared with $4.8 million for the same period in 2002.  The increase is primarily due to increased number of personnel and related costs required to support the acquisitions of Kinexus, Techfi, Advent Outsource and Advent Hellas. General and administrative expenses, as a percentage of net revenues, increased to 16% for the three months ended March 31, 2003 from 10% for the same period in 2002 primarily due to the decrease in net revenues compared to the same quarter in 2002.

Amortization of Intangibles.  We record goodwill and other intangibles based on the application of established valuation techniques using our estimates of market potential, product introductions, technology trends, and other relevant cash flow assumptions. We periodically assess our estimates related to the valuation model to determine if goodwill and other intangible assets acquired have been impaired.  No impairment charge was necessary during the three months ended March 31, 2003 and 2002.  Amortization of other intangibles increased to $3.4 million for the three months ended March 31, 2003 compared with $1.9 million for the same period in 2002 due to the acquisitions of Kinexus, Techfi, Advent Outsource and Advent Hellas during 2002.

RESTRUCTURING EXPENSE

In response to the continuing economic slowdown, we implemented a restructuring plan in the first quarter of 2003 and recorded a restructuring expense of approximately $3.5 million.  The expense consists of $2.1 million related to closing and consolidating excess office space, primarily in New York and Australia, $979,000 related to the termination of 47 employees located primarily in New York and Australia and $410,000 relating to the abandonment and write-off of certain equipment, furniture and leasehold improvements.

INTEREST INCOME AND OTHER EXPENSE, NET

Interest income and other expense, net consists primarily of interest income, other-than-temporary losses on our investments in privately held companies, realized gains and losses on short-term investments and miscellaneous non-operating income and expense items. Interest income and other expense, net was approximately $172,000 in the three months ended March 31, 2003, compared with an interest income and other expense, net of $1.7 million for the same period in 2002. This decrease is primarily due to lower interest rates and lower average invested balances in the first quarter of 2003 compared to the same period in 2002.

PROVISION FOR (BENEFITS FROM) INCOME TAXES

For the three months ended March 31, 2003, we recorded a tax benefit of $4 million based on our pre tax loss using an effective tax rate of 35%, which is our anticipated effective tax rate for the fiscal year 2003. The actual effective tax rate for the entire fiscal year could vary substantially depending upon actual results achieved. We had an effective tax rate of 17.1% for our fiscal year 2002. Our effective tax rate in 2002 differed from the statutory rate of 35% due to capital losses incurred during fiscal 2002, valuation allowances established in 2002 related to acquired companies and our utilization of tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short-term marketable securities of $163.4 million at March 31, 2003, decreased  $10.4 million from $173.8 million at December 31, 2002. The decrease was primarily due to $14.3 million paid for the repurchase of our common stock and approximately $4 million paid in connection with the exit from one of our New York facility leases, partially offset by the receipt of an $8 million income tax refund.

The net cash of $4.9 million provided by operating activities for the three months ended March 31, 2003, was primarily due to the decrease in income taxes receivable and an increase in accruals resulting from the restructuring.  The increase in cash was partially offset by a small net loss, after excluding non-cash items such as depreciation and amortization, a decrease in income taxes payable resulting from the recognition of a tax benefit for the same period and a reduction of the loss on lease accruals after the exit from one of our New York facility leases. The net cash of $13 million provided by investing activities for the three months ended March 31, 2003, is primarily due to net cash provided from investments in short-term marketable securities, offset in part by the acquisition of fixed assets. The net cash of $13.6 million used in financing activities for the three months ended March 31, 2003, was primarily for the repurchase of our own Common Stock partially offset by proceeds from stock option exercises.

At March 31, 2003, we had $142.8 million in working capital, down from $161.3 million at December 31, 2002.  Our significant capital commitments are our operating lease commitments through 2012 of approximately $53 million. Operating lease commitments decreased significantly from December 31, 2002 primarily due to the exit of a lease for vacant facility located in downtown Manhattan within a few blocks of the World Trade Center, which had been accrued for as part of our acquisition of Kinexus, and the exit of certain leases in connection with the restructuring implemented in the first quarter of 2003. In May 2003, we utilized approximately $8.3 million of our working capital for the acquisition of Advent Netherlands BV.

At March 31, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Our Operating Results Fluctuate Significantly and We May Not Be Able to Maintain Our Historical Growth Rates.

Licenses into multi-user networked environments have increased both in individual size and number, and the timing and size of individual license transactions are becoming increasingly important factors in quarterly operating results. The sales cycles for these transactions are often lengthy and unpredictable. We may not be successful in closing large license transactions such as these on a timely basis or at all. Accordingly, because revenues from large licenses may increase as a portion of our net revenues, the timing of such licenses could cause additional variability in our quarterly operating results. Software product backlog at the beginning of any quarter typically represents only a small portion of that quarter’s expected revenues. Our expense levels are based in significant part on our expectations of future revenues and therefore are relatively fixed in the short term. Due to the fixed nature of these expenses combined with the relatively high gross margin historically achieved on products and services, an unanticipated decline in net revenues in any particular quarter is likely to disproportionately adversely affect our operating results. We have often recognized a substantial portion of each quarter’s license revenues in the last month, weeks or even days of that quarter. As a result, the magnitude of quarterly fluctuations in revenue or earnings may not be evident until late in or after the close of a particular quarter and a disruption late in the quarter may have a disproportionately large negative impact on our quarterly results. These factors impacted our results in the second, third and fourth quarters of fiscal 2002 and in the first quarter of 2003 and may continue to impact our results. Additionally, in June 2002, we announced that we would begin to offer term licenses as an alternative to the perpetual licenses we have previously sold. Although we believe that this will give us more predictable revenue over time, it may potentially decrease revenues in the short-term as some clients make the shift from perpetual to term and as a result we recognize less revenue at the beginning of the contract.

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

Our Sales Cycle is Long and We Have Limited Ability to Forecast the Timing and Amount of Specific Sales.

Because the purchase of our software products often requires significant, executive-level investment and systems architecture decisions by prospective customers, we must generally engage in a relatively lengthy sales effort. These transactions may be delayed during the customer decision process because we must provide a significant level of education to prospective customers regarding the use and benefit of our products. As a result, the sales cycle associated with the purchase of our software products is typically between two and twelve months depending upon the size of the client, and it can be considerably longer, and is subject to a number of significant risks over which we have little or no control, including customers’ budgeting constraints and internal selection procedures, among others. As a result of a lengthy and unpredictable sales cycle, we have limited ability to forecast the timing and amount of specific sales. The timing of large individual sales is especially difficult to forecast. Therefore there can be no assurance that we will be successful in closing large license transactions on a timely basis or at all. In addition, customers may postpone their purchases of our existing products or product enhancements in advance of the anticipated introduction of new products or product enhancements by us or our competitors or due to economic conditions. Because our expenses are generally relatively fixed in the near term, any shortfall from anticipated revenues could result in a significant variation in our operating results from quarter to quarter.

We Depend Heavily on Our Product, Axys.

Historically, we derived a majority of our net revenues from the licensing of Axys, part of our Advent Office suite, and related applications and services. In addition, many of our other applications, such as Moxy, Qube and various data interfaces were designed to operate with Axys to provide an integrated solution. As a result, we believe that a majority of our net revenues, for the foreseeable future will depend upon continued market acceptance of Axys, enhancements or upgrades to Axys and related products and services. As our clients include a range of organizations including asset managers, investment advisors, brokerage firms, hedge funds, family offices, banks and trusts and others, the degree of continued market acceptance will also depend on the number of firms within each of the categories and the degree to which Axys previously penetrated those firms.

We Depend upon Financial Markets.

The target clients for our products include a range of organizations that manage investment portfolios, including investment advisors, brokerage firms, banks and hedge funds. In addition, we target corporations, public funds, universities and non-profit organizations, which also manage investment portfolios and have many of the same needs. The success of many of our clients is intrinsically linked to the health of the financial markets. We believe that demand for our products could be disproportionately affected by fluctuations, disruptions, instability or downturns in the financial markets which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products. In addition, a slowdown in formation of new investment firms or a decline in the growth of assets under management would cause a decline in demand for our products. We believe that the economic downturn in the financial markets negatively impacted the demand for our products in the second, third and fourth quarters of fiscal 2002, and the first quarter of 2003, and that a continuing downturn could have a material adverse effect on our business and results of operations.

Difficulties in Integrating Our Acquisitions Could Adversely Impact Our Business and We Face Risks Associated With Potential Acquisitions, Investments or Divestitures.

In 2002, we completed the acquisition of Kinexus Corporation, Techfi Corporation, our Greek distributor Advent Hellas and Advent Outsource Data Management, LLC and in May of 2003 we purchased our Dutch distributor, Advent Netherlands BV. The number of acquisitions recently completed was unprecedented.

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

Difficulties We May Encounter Managing a Substantially Larger Business Could Adversely Affect Our Operating Results.

Our business has grown in recent years through both internal expansion and acquisitions, and that growth along with any continued growth may cause a significant strain on our infrastructure, internal systems and managerial resources. For example, during 2002, we acquired Kinexus Corporation, Techfi Corporation, our Greek distributor and Advent Outsource

Data Management, LLC and in May of 2003 we purchased our Dutch distributor, Advent Netherlands, BV.  To manage our growth effectively, we must continue to improve our infrastructure, including operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization and increase our operating expenses. In addition, our revenues may not grow at a sufficient rate to absorb the costs associated with a larger overall headcount. Integrating our recent acquisitions will complicate these tasks.

Writing Off Investments Could Harm Our Results of Operations.

In addition, we have made investments in privately held companies, which we classify as “other assets” on our balance sheet. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. Due to these and other factors, we have previously determined, and may in the future determine, that the value of these investments is impaired, which has caused and would cause us to write down the stated value of these investments such as the write-off of our investments in Encompys and MyCFO during 2002. Furthermore, we cannot be sure that future investment, license, fixed asset or other asset write-downs will not happen, particularly if the current economic downturn continues. If future write-downs do occur, they could harm our business and results of operations.

General Economic Conditions May Reduce Our Revenues.

We believe that the market for large investment management software systems may be negatively impacted by a number of factors, including reductions in capital expenditures by large customers; poor performance of major financial markets, and increasing competition. Those factors may, in turn, give rise to a number of market trends, which we experienced in the second, third and fourth quarters of fiscal 2002, and in the first quarter of 2003, that may slow revenue growth across the industry, including longer sales cycles, deferral or delay of information technology projects and generally reduced expenditures for software and related services, and increased price competition. If the current economic slowdown continues, the presence of these factors in the market for large investment management software systems will likely materially adversely affect our business and results of operations.

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

We Are Continuing to Expand Our Internet-Based Solutions, such as Advent TrustedNetwork and WealthLine.

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

We Face Risks Related to Our New Business Areas.

We have expanded in recent periods into a number of new business areas to foster long-term growth including international operations, strategic alliances, and Advent TrustedNetwork. These areas are still relatively new to our product development and sales personnel. New business areas require significant management time and resources prior to generating significant revenues and may divert management from our core business. There is no assurance that we will compete effectively or will generate significant revenues in these areas. The success of our ability to develop and market new internet based products and services, such as Advent TrustedNetwork and WealthLine, is difficult to predict because it represents a new area of business for our entire industry. While our traditional offerings are marketed to investment managers and advisors, certain of our new offerings are also targeted for use by our clients’ customers. We may have difficulty creating demand from our client’s customers as we market to them indirectly through our clients. Revenue growth may suffer if we cannot create demand among our clients’ customers. Also, we have recently entered into new markets through our acquisitions, and we may not be successful in competing in those areas. Additionally, to help manage our growth, we will need to continually improve our operational, financial, management and information systems and controls.

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

We Must Continue to Introduce New Products and Product Enhancements.

The market for our products is characterized by rapid technological change, changes in customer demands and evolving industry standards. As a result, our future success will continue to depend upon our ability to develop new products or product enhancements that address the future needs of our target markets and to respond to these changing standards and practices. We may not be successful in developing, introducing and marketing new products or product enhancements on a timely and cost effective basis, or at all, and our new products and product enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. Delays in the commencement of commercial shipments of new products or enhancements may result in client dissatisfaction and delay or loss of product revenues. If we are unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or client requirements, or if new products or new versions of existing products do not achieve market acceptance, our business would be seriously harmed. In addition, our ability to develop new products and product enhancements is dependent upon the products of other software vendors, including certain system software vendors, such as Microsoft Corporation, database vendors and development tool vendors. If the products of such vendors have design defects or flaws, or if such products are unexpectedly delayed in their introduction, our business could be seriously harmed. Our software products are complex and may contain undetected defects or errors when first introduced or as new versions are released. Although we have not experienced adverse effects resulting from any software errors, we cannot be sure that, despite testing by us and our clients, defects or errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could seriously harm our business.

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

We Face Intense Competition.

The market for investment management software is intensely competitive and highly fragmented is subject to rapid change and is extremely sensitive to new product introductions and marketing efforts by industry participants. Our competitors include providers of software and related services as well as providers of timeshare services, and include some of the following vendors: Financial Models Company, Inc., CheckFree Corporation Schwab Performance Technologies, StatementOne, Inc., Eagle, a subsidiary of Mellon Financial, Thomson Financial, Macgregor Financial Technologies, Charles River Development, Reuters Group PLC, Bloomberg Tradebrook, LLC, Siebel Systems, Inc. and Sungard Data Systems, Inc.  We experience significant competition from proprietary systems.

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

We Face Challenges in Expanding Our International Operations.

We market and sell our products in the United States and, to a lesser extent, internationally. In November 1998, we purchased an independent distributor in Australia, which markets and licenses our products in Australia. In addition, we entered into a distributor relationship in 1999 with Advent Europe, an independent distributor of our products in selected European markets. In November 2001, we acquired the Norwegian, Swedish, and Danish companies of this independent distributor, in September 2002, we purchased their Greek subsidiary and in May 2003, we purchased their Dutch subsidiary. In order to further expand our international operations, we will need to continue to establish additional locations, acquire other businesses or enter into additional distribution relationships in other parts of the world. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. We cannot be certain that establishing new business in other countries will produce the desired levels of revenue. We currently have limited experience in developing localized versions of our products and marketing and distributing our products internationally. In addition, international operations are subject to other inherent risks, including:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Much of our revenue and capital spending is transacted in U.S. dollars. However, since the acquisitions of Advent Australia, Advent Denmark, Advent Norway, Advent Sweden, Advent Hellas, and most recently, Advent Netherlands BV, whose revenues and capital spending are transacted in local country currencies, we have greater exposure to foreign currency fluctuations. Results of operations from Advent Australia, Advent Denmark, Advent Norway, Advent Sweden, Advent Hellas and Advent Netherlands BV are not material to our operating results; therefore, we believe that foreign currency exchange rates should not materially adversely affect our overall financial position, results of operations or cash flows.

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

The table below presents principal amounts by expected maturity (in U.S. dollars) and related weighted average interest rates by year of maturity for our investment portfolio (in thousands):

	Estimated Fair Value at March 31, 2003
	Maturing in
	2003	2004	2005	2006	Total

Federal Instruments	$5,561	$5,053	$8,010	$—	$18,624
Weighted Average Interest Rate	2.52%	3.02%	2.30%
Commercial Paper & Short-Term Obligations	51,359	1,125	—	—	52,484
Weighted Average Interest Rate	1.37%	1.35%
Corporate Notes & Bonds	12,685	9,090	8,366	1,088	31,229
Weighted Average Interest Rate	6.33%	6.45%	4.70%	5.88%
Municipal Notes & Bonds	7,323	17,383	1,493	—	26,199
Weighted Average Interest Rate	4.18%	4.18%	5.21%
Corporate Equity Securities	276	—	—	—	276

Total Portfolio	$77,204	$32,651	$17,869	$1,088	$128,812

At March 31, 2003, cash, cash equivalents and short-term marketable securities totaled approximately $163.4 million, which is comprised of the $128.8 million in our investment portfolio, presented above, and $34.6 million in other cash and cash equivalents.

We also invested in several privately held companies, most of which can still be considered in the start-up or development stages and are classified as “other assets” on our balance sheet. In 2002 we purchased approximately 15% of the outstanding stock of LatentZero Limited (“LatentZero”), a privately held company located in England.  Our investment in LatentZero totaled approximately $7 million and is accounted for under the equity method of accounting because the Chairman of our Board of Directors is a member of LatentZero’s Board of Directors. Our portion of the net income or losses for this investment has not been significant to date. At March 31, 2003 our net investments in privately held companies including LatentZero were approximately $10.5 million. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of the companies’ industries, the strength of the private equity markets and general market conditions. We could lose our entire initial investment in these companies.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.

Within 90 days prior to the filing date of this Quarterly Report on Form 10-Q (the “Evaluation Date”), we evaluated, under the supervision of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls.

Our review of our internal controls was made within the context of the relevant professional auditing standards defining “internal controls,” “significant deficiencies,” and “material weaknesses.” “Internal controls” are processes designed to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles. “Significant deficiencies” are referred to as “reportable conditions,” or control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. As part of our internal controls procedures, we also address other, less significant control matters that we or our auditors identify, and we determine what revision or improvement to make, if any, in accordance with our on-going procedures.

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

Item 2.           Changes in Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None

Item 4.           Submission of Matters to a Vote of Security Holders

None

Item 5.           Other Information

None.

Item 6.           Exhibits and Reports On Form 8-K

(a)                                  Exhibits

99.1  Certification of Chief Executive Officer and Chief Financial Officer

(b)                                 Reports on Form 8-K

Pursuant to the requirement of Item 12 of Form 8-K, the Company filed reports on Form 8-K on April 3, 2003 and April 15, 2003 containing the Company’s press releases for their anticipated and actual results, respectively, for the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVENT SOFTWARE, INC.

Dated: May 13, 2003	By:	/s/ Graham V. Smith
Graham V. Smith Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer, Principal Accounting Officer)

I, Graham V. Smith, certify that:

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

4.                                       The registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003

/s/ Graham V. Smith
Graham V. Smith Executive Vice President, Chief Financial Officer and Secretary

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

4.                                       The registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003

/s/ Peter M. Caswell
Peter M. Caswell
Chief Executive Officer and President