Form 10-Q
period 2003-06-30
ADVENT SOFTWARE INC /DE/
filed 2003-08-07
CIK 1002225

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number:  0-26994

ADVENT SOFTWARE, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-2901952
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Yes ☒  No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☒  No ☐

The number of shares of the Registrant’s Common Stock outstanding as of July 31, 2003 was 32,473,500.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2003	December 31, 2002
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$73,531	$78,906
Short-term marketable securities	79,991	94,923
Accounts receivable, net	17,202	20,218
Prepaid expenses and other	10,506	11,373
Income taxes receivable	1,639	6,289
Deferred income taxes	4,666	4,714
Total current assets	187,535	216,423
Property and equipment, net	27,374	28,001
Goodwill	81,660	67,349
Intangibles, net	37,225	41,157
Other assets, net	80,241	80,980
Total assets	$414,035	$433,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,024	$2,637
Accrued liabilities	18,044	14,704
Deferred revenues	34,247	31,918
Income taxes payable	7,441	5,817
Total current liabilities	62,756	55,076
Long-term liabilities	2,199	5,479
Total liabilities	64,955	60,555
Stockholders’ equity:
Common stock	323	329
Additional paid-in capital	293,063	302,649
Retained earnings	50,309	67,385
Cumulative other comprehensive income	5,385	2,992
Total stockholders’ equity	349,080	373,355
Total liabilities and stockholders’ equity	$414,035	$433,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(unaudited)

Revenues:
License and development fees	$6,470	$10,230	$13,212	$31,287
Maintenance and other recurring	21,154	20,474	42,294	41,007
Professional services and other	5,134	8,164	10,296	15,771
Net revenues	32,758	38,868	65,802	88,065
Cost of revenues:
License and development fees	703	440	1,257	876
Maintenance and other recurring	7,662	6,160	15,041	11,494
Professional services and other	4,740	4,572	8,547	9,155
Total cost of revenues	13,105	11,172	24,845	21,525
Gross margin	19,653	27,696	40,957	66,540
Operating expenses:
Sales and marketing	11,263	14,667	22,718	28,168
Product development	9,692	10,049	19,059	19,324
General and administrative	6,602	5,013	11,914	9,801
Amortization of intangibles	3,402	2,645	6,762	4,512
Restructuring expense	2,671	—	6,160	—
Total operating expenses	33,630	32,374	66,613	61,805
Income (loss) from operations	(13,977)	(4,678)	(25,656)	4,735
Interest income and other expense, net	(3)	(7,930)	169	(6,269)
Loss before income taxes	(13,980)	(12,608)	(25,487)	(1,534)
Provision for (benefit from) income taxes	(4,384)	(496)	(8,411)	3,269
Net loss	$(9,596)	$(12,112)	$(17,076)	$(4,803)

Other comprehensive income (loss), net of tax
Unrealized gain on marketable securities	144	784	94	345
Foreign currency translation adjustments	1,875	(251)	2,299	(260)
Comprehensive loss	$(7,577)	$(11,579)	$(14,683)	$(4,718)

Net loss per share data:
Basic:
Net loss per share	$(0.30)	$(0.35)	$(0.53)	$(0.14)
Shares used in per share calculations	32,123	34,650	32,266	34,503
Diluted:
Net loss per share	$(0.30)	$(0.35)	$(0.53)	$(0.14)
Shares used in per share calculations	32,123	34,650	32,266	34,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2003	2002
	(unaudited)

Cash flows from operating activities:
Net loss	$(17,076)	$(4,803)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash stock compensation	171	(52)
Depreciation and amortization	11,099	8,455
Non-cash restructuring charge	499	—
Provision for (recovery of) doubtful accounts	(398)	1,392
Other than temporary loss on investments	1,732	10,192
Realized (gain) loss on investments	109	(190)
Deferred income taxes	(6,715)	(244)
Other	53	(430)
Cash provided by (used in) operating assets and liabilities, net of acquisitions:
Accounts receivable	3,490	9,340
Prepaid and other current assets	2,339	3,331
Income taxes receivable	4,650	—
Accounts payable	(567)	(430)
Accrued liabilities	(126)	(2,235)
Deferred revenues	2,149	(1,012)
Income taxes payable	1,551	(1,108)
Net cash provided by operating activities	2,960	22,206
Cash flows provided by (used in) investing activities:
Net cash used in acquisitions including payments of net assumed liabilities	(9,877)	(61,660)
Acquisition of fixed assets	(4,082)	(2,907)
Purchases of other investments	—	(10,060)
Proceeds from sales of other investments	—	1,831
Purchase of short-term marketable securities	(95,091)	(66,248)
Sales and maturities of short-term marketable securities	110,195	49,861
Deposits and other	—	(3,779)
Net cash provided by (used in) investing activities	1,145	(92,962)
Cash flows used in financing activities:
Proceeds from exercise of warrants	—	2
Common stock repurchased	(14,308)	(33,331)
Proceeds from issuance of common stock	4,455	13,129
Repayment of capital leases	(77)	—
Net cash used in financing activities	(9,930)	(20,200)
Effect of exchange rate changes on cash and cash equivalents	450	148
Net decrease in cash and cash equivalents	(5,375)	(90,808)
Cash and cash equivalents at beginning of period	78,906	166,794
Cash and cash equivalents at end of period	$73,531	$75,986

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

Revenue recognition and allowance for doubtful accounts  We license application software products and offer annual maintenance programs which provide for technical support and updates to our software products.  Development agreements for which we receive development fees generally provide for the development of technologies and products that are expected to become part of our product offerings in the future.  We offer professional services that primarily include consulting, project management, custom report writing and training. We offer other recurring revenue services that are either subscription-based or transaction-based, and primarily include the provision of software interfaces to, and the capability to download securities information from, third party data providers.  Through our NASD brokerage subsidiary, we offer clients the ability to pay for Advent and third party products using the commissions from “soft dollar” security transactions. These fees are paid to us out of the trading commissions charged to our clients by our brokerage subsidiary and its executing/clearing brokers.

We recognize revenue from the licensing of software when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. We use a signed license agreement as evidence of an arrangement. Sales through our distributors, primarily Advent Europe Holdings, our European distributor, are evidenced by a master agreement governing the relationship together with binding order forms and signed contracts from the distributor’s customers.  Revenue is recognized upon shipment to the distributor’s customer and when all other revenue recognition criteria have been met.  Delivery occurs when product is delivered to a common carrier F.O.B shipping point. Our arrangements do not generally include acceptance provisions, but if acceptance provisions are provided, delivery is deemed to occur upon acceptance. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction and the customer’s credit worthiness.  We assess credit worthiness based on a number of factors, including credit reports and our transaction history with the customer.  Software licenses are sold with maintenance and, frequently, professional services. We allocate revenue to delivered components, normally the license component of the arrangement, using the residual value method, based on objective evidence of the fair value of the undelivered elements, which is specific to us. Revenues for license development projects are recognized using the percentage-of-completion method of accounting, based on costs incurred to date compared with the estimated cost of completion. We offer term licenses as an alternative to perpetual licenses and recognize revenue for term licenses ratably over the period of the contract term. To date, revenue from term licenses has not been material.  Fair value for maintenance is based upon renewal rates stated in the contracts or, in limited cases, separate sales of renewals to other customers.  We recognize revenue for maintenance ratably over the contract term. Fair value for professional services is based upon separate sales by us of these services to other customers.  Our professional services are generally billed based on hourly rates together with reimbursement for travel and accommodation expenses. Our professional services and other revenue also includes revenue from our semi-annual user conferences. We generally recognize revenue as these professional services are performed.  Subscription-based revenues and any related set-up fees are recognized ratably over the period of the contract.  Transaction-based revenues are generally recognized as the transactions occur.  Revenues for soft dollar transactions are recognized on a trade-date basis as securities transactions occur.  Revenues for soft dollar commissions on Advent products are included in license and development fees, while revenues for soft dollar commissions on third party products are recognized in professional services and other revenue. When we receive soft dollar commissions in advance of a client placing an order for Advent or third party products, we accrue an appropriate cost of revenue and related liability.

We analyze specific accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Accounting for intangible assets and goodwill  Intangible assets are stated at cost less accumulated amortization and include goodwill, completed technology and non-compete and distribution agreements.  Goodwill is the excess of cost over fair value of the net assets acquired.  As of June 30, 2003, the estimated lives of acquired intangibles is as follows:

Purchased technologies	2 to 7 years
Customer relationships	1 to 7 years
Other	1 to 7 years

We review intangible assets, including goodwill, whenever events or changes in circumstances indicate that the carrying amount of these assets may have been impaired. In addition, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, we test goodwill annually for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The implied fair value of goodwill shall be determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.  We consider ourselves to be a single reporting unit and therefore any impairment is measured based on the fair value of the business as a whole.  There were no events which triggered the evaluation of impairment during the three or six-month periods ended June 30, 2003.

Accounting for long-lived assets      We review property, equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important which could trigger an impairment review include the following (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; (3) significant negative market or economic trends; (4) significant decline in our stock price for a sustained period; and (5) our market capitalization relative to net book value.  Recoverability is measured by comparison of the assets’ carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured based on the amount by which the carrying amount of the asset exceeds its expected future discounted cash flow.  There were no events which triggered the evaluation of impairment during the three or six-month periods ended June 30, 2003.

We hold minority interests in several privately held companies having operations or technology in areas within our strategic focus.  Most of these investments can be considered in the start-up or developing stages and are classified as “other assets” on our balance sheet. One of these investments is accounted for under the equity method of accounting. Our portion of net income and losses for this investment has not been significant to date. We record an investment write-down when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s carrying value, thereby possibly requiring an impairment charge in the future.  We estimate an investment’s carrying value based primarily on its revenue and implied valuation based on revenue multiples for similar public companies, supplemented by any recent valuation events, such as an equity financing.

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

If compensation had been determined based on the fair value at the grant date for awards in the three and six month periods ended June 30, 2003 and 2002, respectively, consistent with the provisions of SFAS No. 123, our net loss and net loss per share would have been as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net loss — as reported	$(9,596)	$(12,112)	$(17,076)	$(4,803)
Stock-based employee compensation expense included in reported net loss, net of related tax effects	180	62	175	(43)
Total stock based employee compensation expense determined under fair value based method for all awards granted since 1996, net of related tax effects	(2,372)	(5,001)	(4,020)	(9,231)

Net loss — pro forma	$(11,788)	$(17,051)	$(20,921)	$(14,077)

PER SHARE DATA
Basic
Net loss — as reported	$(0.30)	$(0.35)	$(0.53)	$(0.14)
Net loss — pro forma	$(0.37)	$(0.49)	$(0.65)	$(0.41)
Diluted
Net loss — as reported	$(0.30)	$(0.35)	$(0.53)	$(0.14)
Net loss — pro forma	$(0.37)	$(0.49)	$(0.65)	$(0.41)

Such pro forma disclosures may not be representative of future compensation costs because options vest over several years and additional grants are made each year.

The weighted-average fair values of options granted, measured on the grant date using the Black-Scholes model, were $10.84 and $28.32 per share for the three months ended June 30, 2003 and 2002, respectively. The weighted-average fair values of options granted, measured on the grant date using the Black-Scholes model, were $10.51 and $29.40 per share for the six months ended June 30, 2003 and 2002, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Risk-free interest rate	2.5%	3.8%	2.6%	3.8%
Volatility	72.0%	71.8%	72.1%	71.8%
Expected life	5 years	5 years	5 years	5 years
Expected dividends	None	None	None	None
Average turnover rate	8%	8%	8%	8%

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

Reclassifications  Certain prior year amounts have been reclassified to conform to current year presentation. Specifically, certain license and development fee revenue and maintenance and other recurring revenue reported in prior comparative periods and in the first quarter of 2003 have been reclassified to professional services and other, to better reflect our view of the current business. Additionally, the Company has reclassified certain amounts appearing in cost of revenues and operating expenses. On the balance sheets, related amounts have been reclassified amongst accounts receivable, prepaid expenses and other and accrued liabilities.  These reclassifications do not affect net revenues, net income or loss or stockholders’ equity.

3.  Net Loss Per Share (in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net loss	$(9,596)	$(12,112)	$(17,076)	$(4,803)

Reconciliation of shares used in basic and diluted earnings per share (“EPS”) calculations

Basic
Weighted average common shares outstanding	32,123	34,650	32,266	34,503
Basic net loss per share	$(0.30)	$(0.35)	$(0.53)	$(0.14)

Diluted
Weighted average common shares outstanding	32,123	34,650	32,266	34,503
Dilutive effect of stock options	—	—	—	—
Shares used in diluted net loss per share calculation	32,123	34,650	32,266	34,503
Diluted net loss per share	$(0.30)	$(0.35)	$(0.53)	$(0.14)

Antidilutive options outstanding excluded from the computation of EPS
Weighted average options outstanding at June 30, 2003 and 2002, not included in computation of diluted EPS because they were antidilutive	2,840	4,308	2,679	3,842

Price range of anti-dilutive options not used in diluted EPS calculation	$0.33 – $60.38	$0.33 – $60.38	$0.33 – $60.38	$0.33 – $60.38

4.  Balance Sheet Detail

The following is a summary of intangibles (dollars in thousands):

	Weighted-Average Amortization Period (Years)	Gross	Accumulated Amortization as of June 30, 2003	Net as of June 30, 2003	Net as of December 31, 2002

Purchased technologies	4.3	$22,355	$(9,974)	$12,381	$15,243
Customer relationships	4.8	30,891	(9,754)	21,137	21,647
Other intangibles	5.0	6,597	(2,890)	3,707	4,267
Total intangibles		$59,843	$(22,618)	$37,225	$41,157

The changes in the carrying value of intangibles and goodwill for the six months ended June 30, 2003 were as follows (in thousands):

		Intangibles
	Goodwill	Gross	Accumulated Amortization	Net

Balance at December 31, 2002	$67,349	$56,737	$(15,580)	$41,157
Additions	12,604	2,292	2,292
Amortization	—	—	(6,761)	(6,761)
Other adjustments	1,707	814	(277)	537
Balance at June 30, 2003	$81,660	$59,843	$(22,618)	$37,225

As of June 30, 2003, the estimated intangibles amortization expense for each calendar year ended December 31 is: $13.6 million for 2003; $13.3 million for 2004; $8.3 million for 2005; $4.9 million for 2006; $2.2 million for 2007, $1.1 million for 2008 and $490,000 thereafter.

                Additions to goodwill and intangible assets during the six months ended June 30, 2003 reflect the acquisition of Advent Netherlands BV, and contingent consideration paid to the former stockholders of Kinexus Corporation and NPO Solutions, Inc.  (See Note 5.)  Other adjustments primarily reflect translation adjustments.

The following is a summary of other assets, net (in thousands):

	June 30, 2003	December 31, 2002

Deferred income taxes	$61,140	$55,313
Long-term investments	9,246	11,005
Other	9,855	14,662
Total other assets, net	$80,241	$80,980

5. Acquisitions

In May 2003, we purchased all of the common stock of Advent Netherlands BV from our independent European distributor for a total purchase price of $9.6 million, which includes repayment of a loan and is net of approximately $180,000 cash acquired.  In addition, there is a potential earn-out distribution to the selling stockholders of up to $1.6 million through December 31, 2003 under a formula based on revenue results for the eight months ended December 31, 2003, plus 50% of any operating margins which exceed 20% for the year ending December 31, 2004. We determined that the earn-out distribution will be allocated to additional purchase price, if earned.  The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets and liabilities acquired on the basis of their respective fair values on the acquisition date. The results of operations are included in the consolidated financial statements beginning on the acquisition date. We acquired our Dutch distributor’s operations at amounts exceeding the tangible and identifiable intangible fair values of assets and liabilities in order to expand our direct ownership of the European channels for products and services. The acquisition includes distribution rights in Belgium, The Netherlands and Luxembourg.  The allocation of the Advent Netherlands BV purchase price was based on the estimated fair value of the net tangible liabilities of approximately $1.4 million (consisting of $1.9 million of current assets, $51,000 of property plant and equipment, other assets of $38,000, current liabilities of $2.6 million and net deferred tax liabilities of $800,000), goodwill of $8.9 million which is not deductible for tax purposes, and identifiable intangibles of $2.3 million which have amortization periods from one to five  years.

In the second quarter of 2003, we released  $3.4 million of the $3.8 million contingent consideration held in escrow for protection against undisclosed liabilities in connection with the Kinexus acquisition.  The payment was recorded as an increase to goodwill. The remaining $400,000 of contingent consideration was returned to us as reimbursements for undisclosed liabilities.

In the second quarter of 2003, we paid an additional $250,000 under the NPO Solutions, Inc. earn-out provisions.  The payment was recorded as an increase to goodwill.

The following pro forma supplemental information presents selected financial information as though the purchases of Kinexus, Techfi and Advent Outsource had been completed at the beginning of the periods being reported on and after giving effect to purchase accounting adjustments. The pro forma consolidated net loss amounts include certain pro forma adjustments, primarily the amortization of identifiable intangible assets, tax provision (benefit) adjustments on pro forma pre-tax income (loss) at a statutory tax rate of 41% and the elimination of interest income on cash used in the acquisition (in thousands, except per share data):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2003	2002	2003	2002
Revenue	$32,758	$40,099	$65,802	$90,883
Net loss	$(9,596)	$(8,340)	$(17,076)	$(4,914)
Diluted net loss per share	$(0.30)	$(0.24)	$(0.53)	$(0.14)
Basic net loss per share	$(0.30)	$(0.24)	$(0.53)	$(0.14)

6. Restructuring

In response to the downturn in the financial services industry and the decline in information technology spending, we implemented restructuring plans in the first and second quarters of 2003. These plans were implemented to reduce costs and improve operating efficiencies by better aligning our resources. For the three months ended June 30, 2003, we recorded a restructuring charge of approximately $2.7 million, primarily for severance and benefits related to the termination of approximately 90 employees or 10% of our work force. These terminations were from functions all across the company.

For the six months ended June 30, 2003, our restructuring charges totaled $6.2 million consisting of the second quarter charge of $2.7 million described in the above paragraph and a first quarter 2003 restructuring charge of approximately $3.5 million, primarily due to consolidating duplicative efforts resulting from integrating operations from acquired businesses. The first quarter expense consists of $2.1 million related to closing and consolidating excess office space, primarily in New York and Australia, $979,000 related to the termination of 47 employees located primarily in New York and Australia and $410,000 relating to the abandonment and write-off of certain equipment, furniture and leasehold improvements. All closed facilities were vacated prior to March 31, 2003. Restructuring charges were accounted for in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  We plan to further evaluate our business and to consolidate some of our real estate over the remainder of this year, which may result in further restructuring charges in the second half of this year.

The following table sets forth an analysis of the components of the restructuring charge and the payments made against the accrual as of June 30, 2003 (thousands):

	Severance and Benefits	Facility Exit Costs	Property and Equipment Abandoned	Total
Year to date restructuring expense	$3,650	$2,100	$410	$6,160
Reversal of deferred rent related to facilities exited	—	151	—	151
Cash paid	(1,888)	(742)	—	(2,630)
Non-cash charges	(89)	—	(410)	(499)
Accrued restructuring at June 30, 2003	$1,673	$1,509	$—	$3,182

The remaining excess facility costs are stated at estimated fair value, which includes estimated sublease income of approximately $1.1 million. We expect to pay remaining obligations in connection with vacated facilities no later than over the remaining lease terms, which expire on various dates through 2008, and remaining obligations related to severance and benefits in the third quarter of 2003.

7.  Stockholders’ Equity

In the first quarter of 2003, we repurchased and retired an additional 1,000,000 shares of our Common Stock for an average price of $14.31 per share.

In the second quarter of 2003, in connection with our voluntary stock option exchange program initiated in the fourth quarter of 2002, we granted 1,770,786 options shares to employees at an exercise price equal to the fair market value of the stock on the date of grant, which was $18.88 per share.

In the second quarter of 2003, Advent’s shareholders approved an amendment to our 1995 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance by 600,000 shares.

8. Commitments and Contingencies

We lease office space and equipment under non-cancelable operating lease agreements, which expire at various dates through May 2012. As of June 30, 2003, our remaining operating lease commitments through year 2012 are approximately $51 million, cumulatively.

A European distributor, Advent Europe Holdings, and its subsidiaries that operate in certain European locations have the exclusive right to sell our software in Europe, excluding certain locations, until July 1, 2004. During this period the distributor also has the contingent put right to require us to purchase any one or any group of their subsidiaries. Our requirement to purchase is contingent upon the distributor achieving specified operating margins greater than 20% and specified customer satisfaction criteria. The basis for calculating the purchase price is two times the preceding twelve months total revenue of the purchased subsidiaries, plus potential additional consideration equal to 50% of excess operating margins greater than 20%achieved in the two years subsequent to the acquisition. This purchase price may be varied by mutual agreement.  In addition, we have the call right to purchase any one or any group of the distributor’s subsidiaries under certain conditions. In the event that these rights are exercised by Advent or the distributor, the purchase of these subsidiaries would principally result in an increase in intangible assets, goodwill and amortization of intangible assets.

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

We are a leading provider of Enterprise Investment Management solutions that automate and integrate mission-critical functions of investment management organizations through software products, data integration, outsourced data management  and professional services.  Our solutions enable organizations of all sizes to run their business more effectively, enhance client service and performance, and improve productivity and communication throughout the entire organization.

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

Revenue recognition and allowance for doubtful accounts  We license application software products and offer annual maintenance programs which provide for technical support and updates to our software products.  Development agreements for which we receive development fees generally provide for the development of technologies and products that are expected to become part of our product offerings in the future.  We offer professional services that primarily include consulting, project management, custom report writing and training. We offer other recurring revenue services that are either subscription-based or transaction-based, and primarily include the provision of software interfaces to, and the capability to download securities information from, third party data providers.  Through our NASD brokerage subsidiary, we offer clients the ability to pay for Advent and third party products using the commissions from “soft dollar” security transactions. These fees are paid to us out of the trading commissions charged to our clients by our brokerage subsidiary and its executing/clearing brokers.

We recognize revenue from the licensing of software when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. We use a signed license agreement as evidence of an arrangement. Sales through our distributors, primarily Advent Europe Holdings, our European distributor, are evidenced by a master agreement governing the relationship together with binding order forms and signed contracts from the distributor’s customers. Revenue is recognized upon shipment to the distributor’s customer and when all other revenue recognition criteria have been met.   Delivery occurs when product is delivered to a common carrier F.O.B shipping point. Our arrangements do not generally include acceptance provisions, but if acceptance provisions are provided, delivery is deemed to occur upon acceptance. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction and the customer’s credit worthiness.  We assess credit worthiness based on a number of factors, including credit reports and our transaction history with the customer.  Software licenses are sold with maintenance and, frequently, professional services. We allocate revenue to delivered components, normally the license component of the arrangement, using the residual value method, based on objective evidence of the fair value of the undelivered elements, which is specific to us. Revenues for license development projects are recognized using the percentage-of-completion method of accounting, based on costs incurred to date compared with the estimated cost of completion. We offer term licenses as an alternative to perpetual licenses and recognize revenue for term licenses ratably over the period of the contract term.  To date, revenue from term licenses has not been material.  Fair value for maintenance is based upon renewal rates stated in the contracts or, in limited cases, separate sales of renewals to other customers.  We recognize revenue for maintenance ratably over the contract term. Fair value for professional services is based upon separate sales by us of these services to other customers.  Our professional services are generally billed based on hourly rates together with reimbursement for travel and accommodation expenses. Our professional services and other revenue also includes revenue from our semi-annual user conferences. We generally recognize revenue as these professional services are performed.  Subscription-based revenues and any related set-up fees are recognized ratably over the period of the contract.  Transaction-based revenues are generally recognized as the transactions occur.  Revenues for soft dollar transactions are recognized on a trade-date basis as securities transactions occur.  Revenues for soft dollar commissions on Advent products are included in license and development fees, while revenues for soft dollar commissions on third party products are recognized in professional services and other revenue. When we receive soft dollar commissions in advance of a client placing an order for Advent or third party products, we accrue an appropriate cost of revenue and related liability.

We analyze specific accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Accounting for intangible assets and goodwill  We review intangible assets, including goodwill, whenever events or changes in circumstances indicate that the carrying amount of these assets may have been impaired. In addition, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, we test goodwill annually for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The implied fair value of goodwill shall be determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.  We consider ourselves to be a single reporting unit and therefore any impairment is measured based upon the fair value of the business as a whole. There were no events which triggered the evaluation of impairment in the three or six-month periods ended June 30, 2003.

Accounting for long-lived assets      We review property, equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important which could trigger an impairment review include the following (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; (3) significant negative market or economic trends; (4) significant decline in our stock price for a sustained period; and (5) our market capitalization relative to net book value.  Recoverability is measured by comparison of the assets’ carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured based on the amount by which the carrying amount of the asset exceeds its expected future discounted cash flow. There were no events which triggered the evaluation of impairment in the three or six-month periods ended June 30, 2003.

We hold minority interests in several privately held companies having operations or technology in areas within our strategic focus.  Most of these investments can be considered in the start-up or developing stages and are classified as “other assets” on our balance sheet. One of these investments is accounted for under the equity method of accounting. Our portion of net income and losses for this investment has not been significant to date. We record an investment write-down when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.  We estimate an investment’s carrying value based primarily on its revenue and implied valuation based on revenue multiples for similar public companies, supplemented by any recent valuation events, such as an equity financing.

Income taxes — Income tax expense includes U.S. and international income taxes. We account for income taxes under the asset and liability method.  Deferred tax assets and liabilities are recognized principally for the expected tax consequences of events that have been recognized in the financial statements or tax returns for temporary differences between the tax basis of the assets and liabilities and their reported amounts.  A valuation allowance is then established to reduce the net deferred tax asset if it is more likely than not that the related tax benefit will not be realized.  Significant factors considered by management in its determination of the probability of the realization include:  1) our historical operating results; 2) expectations of future earnings; and 3) the length of time over which the differences will be paid.

Overview

Distributor Relationship

We rely on a number of strategic alliances to help us achieve market acceptance of our products and to leverage our development, sales, and marketing resources. In 1998 we established one such relationship with a company in Scandinavia to distribute our products throughout Scandinavia. In the third quarter of 1999, this distributor formed Advent Europe Holdings (“Advent Europe”). Advent Europe and its subsidiaries have the exclusive right to distribute our software in Europe, excluding certain locations, until July 1, 2004. Incorporated in The Netherlands, Advent Europe is an independent entity and is not financially backed by us and is entirely capitalized by independent third party investors. It makes tax and language modifications to Advent Office to fit the various needs of the local jurisdictions and then markets and licenses the Advent Office suite and related services. All transactions between Advent Europe and us are transacted in U.S. dollars and are arms length transactions. Revenue from sales to this distributor is recognized on a sell-through basis when the distributor submits a signed contract from its customer, the product has been delivered, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured. Our revenues from this distributor in each of the two years ended December 31, 2002 and 2001 and in the six months ended June 30, 2003, were less than 3% of our total net revenue.

Through July 1, 2004, Advent Europe has the contingent put right to require us to purchase any one or any group of their subsidiaries. Our requirement to purchase is contingent upon the distributor achieving specified operating margins in excess of 20% and specified customer satisfaction criteria. The basis for calculating the purchase price is two times the preceding twelve months total revenue of the purchased subsidiary, plus potential additional consideration equal to 50% of operating margins that exceed 20%, achieved in the two years subsequent to the acquisition. This purchase price may be varied by mutual agreement.  In addition, we have the call right to purchase any one or any group of Advent Europe’s subsidiaries under certain conditions. In the event these rights are exercised by us or Advent Europe, the purchase of these subsidiaries would principally result in an increase in intangible assets, goodwill and amortization of intangible assets. In November 2001, we acquired three of Advent Europe’s companies located in Norway, Sweden, and Denmark, in September 2002, we acquired their Greek subsidiary and in May of 2003 we acquired their Dutch subsidiary, Advent Netherlands.

Acquisitions

In May 2003, we purchased all of the common stock of Advent Netherlands BV from our independent European distributor for a total purchase price of $9.6 million, which includes repayment of a loan and is net of approximately $180,000 cash acquired.  In addition, there is also a potential earn-out distribution to the selling members of up to $1.6 million through December 31, 2003 under a formula based on revenue results for the eight months ending December 31, 2003 plus 50% of any operating margins which exceed 20% for the year ended December 31, 2004. We determined that the earn-out distribution will be allocated to additional purchase price, if earned.  The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the tangible and intangible assets and liabilities acquired on the basis of their respective fair values on the acquisitions date. The results of operations are included in the consolidated financial statements beginning on the acquisition date. We acquired our Dutch distributor’s operations at amounts exceeding the tangible and identifiable intangible fair values of assets and liabilities in order to expand our direct ownership of the European channels for products and services. The acquisition includes distribution rights in Belgium, The Netherlands and Luxembourg.  The allocation of the Advent Netherlands BV purchase price was based on the estimated fair value of the net tangible liabilities of approximately $1.4 million (consisting of $1.9 million of current assets, $51,000 of property plant and equipment, other assets of $38,000, current liabilities of $2.6 million and net deferred tax liabilities of $800,000), goodwill of $8.9 million which is not deductible for tax purposes, and identifiable intangibles for $2.3 million which have amortization periods from 1 to 5 years.

In the second quarter of 2003, we released  $3.4 million of the $3.8 million contingent consideration held in escrow for protection against undisclosed liabilities in connection with the Kinexus acquisition.  The payment was accounted for as an increase to goodwill. The remaining $400,000 of contingent consideration was returned to reimburse us for undisclosed liabilities.

In the second quarter of 2003, we paid an additional $250,000 under the NPO Solutions, Inc. earn-out provisions.  The payment was accounted for as an increase to goodwill.

Repurchase of Common Stock

In the first quarter of 2003, we repurchased and retired 1,000,000 shares of our Common Stock for an average price of  $14.31 per share.

Restructuring

In response to the downturn in the financial services industry and the decline in information technology spending, we implemented restructuring plans in the first and second quarters of 2003. These plans were implemented to reduce costs and improve operating efficiencies by better aligning our resources. We recorded total restructuring charges of  $6.2 million consisting of the first quarter charge of $3.5 million and second quarter of $2.7 million. The first quarter charge of $3.5 million was primarily due to consolidating duplicative efforts resulting from integrating operations from acquired businesses and consisted of $2.1 million related to closing and consolidating excess office space, primarily in New York and Australia, $979,000 related to the termination of 47 employees located primarily in New York and Australia and $410,000 relating to the abandonment and write-off of certain equipment, furniture and leasehold improvements. The second quarter charge of $2.7 million consists primarily of severance and benefits related to the termination of approximately 90 employees or 10% of our work force. These terminations were from all functions across the company.

The following table sets forth an analysis of the components of the restructuring charge and the payments made against the accrual as of June 30, 2003 (in thousands):

	Severance and Benefits	Facility Exit Costs	Property and Equipment Abandoned	Total
Year to date restructuring expense	$3,650	$2,100	$410	$6,160
Reversal of deferred rent related to facilities exited	—	151	—	151
Cash paid	(1,888)	(742)	—	(2,630)
Non-cash charges	(89)	—	(410)	(499)
Accrued restructuring at June 30, 2003	$1,673	$1,509	$—	$3,182

The remaining excess facility costs are stated at estimated fair value, which includes estimated sublease income of approximately $1.1 million. We expect to pay remaining obligations in connection with vacated facilities no later than over the remaining lease terms, which expire on various dates through 2008, and remaining obligations related to severance and benefits in the third quarter of 2003.

Reclassifications

Certain prior year amounts, as detailed below, have been reclassified to conform to current year presentation to better reflect our view of the current business. These reclassifications do not affect net revenues, net income or loss or stockholders’ equity.

Revenue

We had previously classified all soft dollar fees from our NASD brokerage subsidiary as license and development fees. These soft dollar fees reflect transactions relating to licenses of Advent’s products as well as soft dollars fees relating to third party products. Because soft dollar fees from third party products have been increasing as a percentage of total soft dollar fees, and license and development revenues have declined from previous levels, we believe it is more appropriate to exclude soft dollar fees related to third party products from license and development fee revenue.  These fees have been reclassified to professional service and other revenue as follows: $1,386,000 for the first quarter of 2003 and $1,953,000 and $1,805,000 for the first and second quarters of 2002, respectively.  The soft dollar fees from third party products recorded in the second quarter of 2003 in professional services and other revenue was $1,159,000.  Soft dollar revenues relating to Advent products remain in license and development fees revenue and accounted for less than 5% of total license and development fees revenues for all periods presented.

Revenue from our project management team had previously been classified in maintenance and other recurring revenue.  We have determined this revenue is better classified as professional services revenue, because the project management and consulting teams often work closely together and the nature of the projects is typically not recurring.  The amounts reclassified were $734,000 for the first quarter of 2003 and $975,000 and $1,215,000 for the first and second quarter of 2002, respectively.  The project management revenue recorded in professional services and other revenue in the second quarter of 2003 was $564,000.

Expenses

We reclassified the expenses relating to soft dollar fees for third party products from cost of license to cost of professional services and other.  In addition, other reclassifications were made to cost of revenue and operating expenses.  In the past, employees in product development, maintenance and professional services were typically called on to assist in the sales process. As a result, a certain proportion of these expenses were allocated to sales and marketing.  As our organizational structure matured, the functional groups became more distinct.  Our current view of the business is based on a stricter delineation between the functional groups.  Overall, cost of revenue increased and operating expenses decreased as a result of these reclassifications by $1,484,000 in the first quarter of 2003 and by $ 1,685,000 and $2,051,000 in the first and second quarters of 2002, respectively.  Under our old allocation methodology, cost of revenue would have been $1,258,000 lower and operating expenses $1,258,000 higher in the second quarter of 2003.

                In addition to our revenue and expense reclassifications described above, reclassifications were also made on our balance sheet and statements of cash flows.

Results of Operations

REVENUES

We license application software products and offer annual maintenance programs which provide for technical support and updates to our software products.  We offer professional services that primarily include consulting, project management, custom report writing and training. We offer other recurring revenue services that are either subscription-based or transaction-based, and primarily include the provision of software interfaces to, and the capability to download securities information from, third party data providers.  Development agreements generally provide for the development of technologies and products that are expected to become part of our product or product offerings in the future.  Through our NASD brokerage subsidiary, we offer clients the ability to pay for Advent and third party products using “soft dollar” security transactions, which are paid to us out of the trading commissions charged to our clients by our brokerage subsidiary and its executing/clearing brokers.

Net revenues for the three months ended June 30, 2003, decreased 16% to $32.8 million compared with net revenues of $38.9 million for the three months ended June 30, 2002. Net revenues for the six months ended June 30, 2003, decreased 25% to $65.8 million compared with net revenues of $88.1 million for the six months ended June 30, 2002. The decline in both periods primarily resulted from a decline in license and development fees and, to a lesser extent, professional services revenues. The target clients for our products include a range of financial services organizations that manage investment portfolios, including asset managers, investment advisors, brokerage firms, banks, family offices, hedge funds and others. In addition, we target corporations, public funds, universities and non-profit organizations, which also manage investment portfolios and have the same needs.  Axys and its related products and services accounted for the majority of net revenues in the three and six months ended June 30, 2003 and 2002. The success of many of our clients is intrinsically linked to the health of the financial markets. We believe that the demand for our products was negatively affected by the current economic environment, political climate and downturns in the financial markets and information technology spending, and by pending and proposed regulatory activity in the financial services market. These factors have resulted in reduced revenue growth across the industry, longer sales cycles, deferral and delay of information technology projects and generally reduced expenditure for software related services. In addition, our acquisitions of Kinexus and Techfi substantially increased our expenses and did not contribute significantly to revenues.  We expect a continued difficult environment for the near term.

Each of the major revenue categories has historically varied as a percentage of net revenues and we expect this variability to continue in future periods.  This variability is partially due to the timing of the introduction of new products, the relative size and timing of individual software licenses, as well as the size of the implementation, the resulting proportion of the maintenance and professional services components of these license transactions and the amount of client use of pricing and related data.

License Revenue and Development Fees.  License and development fees revenue for the three months ended June 30, 2003, decreased 37% to $6.5 million compared with license and development fees revenue of $10.2 million for the three months ended June 30, 2002. License and development fees revenue for the six months ended June 30, 2003, decreased 58% to $13.2 million compared with license and development fees revenue of $31.3 million for the six months ended June 30, 2002.  The decrease in license and development fees for both periods was primarily due to decreased sales of the Advent Office suite of products, as well as Geneva, compared to the same periods in 2002 and a decline in the number of large license transactions. Sales of these products decreased principally due to the impact of current economic conditions on our clients. License and development fee revenues as a percentage of net revenues were 20% for the three months ended June 30, 2003 and 26% for the three months ended June 30, 2002. License and development fee revenue as a percentage of net revenues was 20% for the six months ended June 30, 2003 and 36% for the six months ended June 30, 2002. The decrease in license and development fees revenue as a percentage of net revenues for the above periods is primarily due to the decline in license revenue compared to the same periods in 2002 while maintenance and other recurring revenues have increased approximately 3% during the same year-over-year periods. We typically license our products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the number of site installations and the number of authorized users.  We earn development fees when we provide product solutions, which are not part of our standard product offering.  For the three and six months ended June 30, 2003 and 2002, revenue from development fees has been less than 10% of total license and development fees revenue.  For the three and six months ended June 30, 2003 and 2002, soft dollar revenues generated from licenses paid for through soft dollar transactions have represented less than 5% of total license and development revenues.

Maintenance and Other Recurring Revenues.  Maintenance and other recurring revenues for the three months ended June 30, 2003, increased slightly to $21.2 million, compared with $20.5 million for the three months ended June 30, 2002. Maintenance and other recurring revenues for the six months ended June 30, 2003, increased slightly to $42.3 million, compared with $41 million for the six months ended June 30, 2002. The slight increase in maintenance and other recurring revenues was primarily attributed to increased revenue from our acquisition of Techfi Corporation in July 2002 and Advent Outsource in November of 2002, increased revenues associated with Advent Custodial Data services and other data feed revenue sources and increased demand for pricing data and other data services associated with our Wealth Management Solutions.  These increases were partially offset by a slight decrease in maintenance revenue related to a small number of customers, who either cancelled contracts or who have downgraded their maintenance service level and a decrease in recurring revenue caused by a significant customer moving from a non-standard pricing model to a standard pricing model.  Maintenance and other recurring revenues as a percentage of net revenues for the three months ended June 30, 2003, were 65% compared with 53%, for the same period in 2002. Maintenance and other recurring revenues as a percentage of net revenues for the six months ended June 30, 2003, were 64% compared with 47%, for the six months ended June 30, 2002. The increase in maintenance and other recurring revenues as a percentage of net revenue is primarily due to the decrease in license revenue and, to lesser extent, the decrease in professional services revenue for the same three and six month periods in 2002.  Maintenance revenues comprised approximately 65% to 70% of total maintenance and recurring revenues during the three and six-month periods ended June 30, 2003 and 2002.

Professional Services and Other Revenues.  Professional services and other revenues decreased 37% to $5.1 million for the three months ended June 30, 2003, compared to $8.2 million for the three months ended June 30, 2002.  Professional services and other revenues decreased 35% to $10.3 million for the six months ended June 30, 2003, compared to $15.8 million for the six months ended June 30, 2002.  These decreases were due to a decline in demand resulting from the impact of current economic conditions on our clients. The reduction in large license transactions previously noted had a significant impact on our professional services revenue, as these large transactions typically involve significant professional services projects. Professional services and other revenues, as a percentage of net revenues for the three months ended June 30, 2003 decreased to 16% for the three months ended June 30, 2003 from 21% for the three months ended June 30, 2002.  Professional services and other revenues, as a percentage of net revenues for the six months ended June 30, 2003 decreased to 16% from 18% for the six months ended June 30, 2002. For the three and six months ended June 30, 2003 and three and six months ended June 30, 2002, revenues for third party products paid for through soft dollar transactions have represented less than 25% of professional services and other revenues.

COST OF REVENUES

Our cost of revenues is made up of three components: cost of license and development fees; cost of maintenance and other recurring; and cost of professional services and other. Our cost of revenues for the three months ended June 30, 2003, increased 17% to $13.1 million compared with $11.2 million for the three months ended June 30, 2002.  Our cost of revenues for the six months ended June 30, 2003, increased 15% to $24.8 million compared with $21.5 million for the six months ended June 30, 2002. This increase was primarily due to the acquisitions of Techfi, Kinexus and Advent Outsource during 2002.

Cost of License and Development Fees.  Cost of license and development fees revenue consists primarily of royalties and other fees paid to third parties, the fixed direct labor involved in producing and distributing our software, labor costs associated with generating development fees and cost of product media including duplication, manuals and packaging materials.  Cost of license and development fees revenues for the three months ended June 30, 2003 increased 60% to $703,000 compared with $440,000 for the three months ended June 30, 2002. Cost of license and development fees revenues for the six months ended June 30, 2003 increased 43% to $1.3 million, compared with $876,000 for the six months ended June 30, 2002.  The increase in cost of license and development fees is directly related to an increase in payments to third parties resulting from a change in product mix.

Cost of license and development fees as a percentage of the related revenues for the three months ended June 30, 2003 was 11% compared with 4% for the three months ended June 30, 2002. Cost of license and development fees as a percentage of the related revenues for the six months ended June 30, 2003 was 10% compared with 3% for the six months ended June 30, 2002.  The increase as a percentage of related revenue is primarily due to the decrease in revenues compared to the relatively fixed costs associated with our product distribution.

Cost of Maintenance and Other Recurring.  Cost of maintenance and other recurring revenues is primarily comprised of the direct costs of providing technical support and other services for recurring revenues and royalties paid to third party subscription-based and transaction-based vendors.  Cost of maintenance and other recurring revenues increased 24% to $7.7 million for the three months ended June 30, 2003 compared with $6.2 million for the three months ended June 30, 2002. Cost of maintenance and other recurring revenues increased 31% to $15 million for the six months ended June 30, 2003 compared with $11.5 million for the six months ended June 30, 2002. The increase in both periods was primarily due to the acquisitions of Techfi, Kinexus and Advent Outsource.  Cost of maintenance and other recurring revenues as a percentage of the related revenues for the three months ended June 30, 2003, increased to 36% from 30% for the three months ended June 30, 2002. Cost of maintenance and other recurring revenues as a percentage of the related revenues for the six months ended June 30, 2003, increased to 36% from 28% for the six months ended June 30, 2002. The increases in both periods are primarily related to the increase in expenses over relatively flat revenues.

Cost of Professional Services and Other.  Cost of professional services revenue primarily consists of personnel related costs associated with the client services and support organization in providing consulting, custom report writing and conversions of data from clients’ previous systems. Also included are direct costs associated with third-party consultants, travel expenses and soft dollar transactions for third party products. Cost of professional services and other revenues for the three months ended June 30, 2003 increased 4% to $4.7 million from $4.6 million for the three months ended June 30, 2002, due to an increased use of third-party consultants partially offset by a decrease in headcount. Cost of professional services and other revenues for the six months ended June 30, 2003 decreased 7% to $8.5 million, compared with $9.2 million for the six months ended June 30, 2002 primarily due to a decline in headcount. Cost of professional services as a percentage of related revenues for the three months ended June 30, 2003 increased to 92% compared to 56% for the three months ended June 30, 2002. Cost of professional services as a percentage of related revenues for the six months ended June 30, 2003 increased to 83% compared to 58% for the six months ended June 30, 2002.  These increases as a percentage of related revenues were primarily due to a decline in related revenues and an increased use of third-party consultants compared to the same periods in 2002.

OPERATING EXPENSES

Sales and Marketing.  Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars.  Our sales and marketing expenses for the three months ended June 30, 2003, decreased 23% to $11.3 million compared with $14.7 million for the three months ended June 30, 2002. Our sales and marketing expenses for the six months ended June 30, 2003 decreased 19% to $22.7 million compared with $28.2 million for the six months ended June 30, 2002. The decrease in expense for both the three and six month periods was primarily due to a decrease in commissions and bonuses expense, lower program marketing expenses, partially offset by higher costs due to the businesses acquired during 2002. Sales and marketing expenses, as a percentage of net revenues, decreased to 34% for the three months ended June 30, 2003, from 38% for the three months ended June 30, 2002 primarily because sales and marketing expense decreased 23% while revenues only decreased 16% over these same periods.  Sales and marketing expenses, as a percentage of net revenues, increased to 35% for the six months ended June 30, 2003 compared with 32% for the six months ended June 30, 2002, primarily due to a proportionally larger decline in net revenues of 25% compared to a 19% decline in expenses for the same periods.

Product Development.  Product development expenses consist primarily of salary and benefits for our development staff as well as contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services.  Product development expenses for the three months ended June 30, 2003 decreased slightly to $9.7 million compared with $10 million for the three months ended June 30, 2002. Product development expenses for the six months ended June 30, 2003 remained flat at $19.1 million compared with $19.3 million for the six months ended June 30, 2002. Product development expenses, as a percentage of net revenues, increased to 30% for the three months ended June 30, 2003, compared with 26% for the three months ended June 30, 2002.  Product development expenses, as a percentage of net revenues, increased to 29% for the six months ended June 30, 2003 compared with 22% for the six months ended June 30, 2002 primarily due to the decrease in net revenues compared to the same three and six month periods in 2002.

General and Administrative.  General and administrative expenses consist primarily of personnel costs for finance, administration, operations and general management, as well as legal and accounting expenses. General and administrative expenses increased 32% to $6.6 million for the three months ended June 30, 2003 compared with $5 million for the three months ended June 30, 2002. General and administrative expenses increased 22% to $11.9 million for the six months ended June 30, 2003 compared with $9.8 million for the three months ended June 30, 2002. The increase in the above periods is primarily related to a $1.3 million settlement and legal expenses related to a claim brought by a former employee as well as increases in headcount to support companies recently acquired.  General and administrative expenses, as a percentage of net revenues, increased to 20% for the three months ended June 30, 2003 from 13% for the three months ended June 30, 2002. General and administrative expenses, as a percentage of net revenues, increased to 18% for the six months ended June 30, 2003 from 11% for the six months ended June 30, 2002. These increases as a percentage of net revenues were primarily due to the decrease in net revenues compared to the same periods in 2002 and the significant non-recurring legal expense described above.

Amortization of Intangibles.  We record goodwill and other intangibles based on the application of established valuation techniques using our estimates of market potential, product introductions, technology trends, and other relevant cash flow assumptions. We periodically assess our estimates related to the valuation model to determine if goodwill and other intangible assets acquired have been impaired.  No impairment charge was necessary during the three or six-month periods ended June 30, 2003 and 2002.  Amortization of other intangibles increased to $3.4 million for the three months ended

June 30, 2003 compared with $2.6 million for the same period in 2002. Amortization of other intangibles increased to $6.8 million for the six months ended June 30, 2003 compared with $4.5 million for the same period in 2002. The increase in both year-over-year periods is due to the acquisitions of Kinexus, Techfi, Advent Outsource and Advent Hellas during 2002 and Advent Netherlands, BV in 2003.

RESTRUCTURING EXPENSE

In response to the downturn in the financial services industry and the decline in information technology spending, we implemented restructuring plans in the first and second quarters of 2003. These plans were implemented to reduce costs and improve operating efficiencies by better aligning our resources. For the three months ended June 30, 2003, we recorded a restructuring charge of approximately $2.7 million. The expense consists primarily of severance and benefits related to the termination of approximately 90 employees or 10% of the company’s work force. These terminations were from functions all across the Company.

For the six months ended June 30, 2003, we recorded total restructuring charges of $6.2 million consisting of the first quarter charge of $3.5 million and second quarter charge of $2.7 million. The first quarter expense of $3.5 million consists of $2.1 million related to closing and consolidating excess office space, primarily in New York and Australia, $979,000 related to the termination of 47 employees located primarily in New York and Australia and $410,000 relating to the abandonment and write-off of certain equipment, furniture and leasehold improvements.  This restructuring was primarily due to consolidating duplicative efforts in parts of our business as a result of the integration of our various acquired businesses. We expect to pay remaining obligations in connection with vacated facilities no later than over the remaining lease terms, which expire on various dates through 2008, and remaining obligations related to severance and benefits in the third quarter of 2003. We expect to incur further restructuring charges in the second half of this year as we continue to evaluate potential consolidation of our facilities and consider further reductions in headcount related to operational efficiencies.

INTEREST INCOME AND OTHER EXPENSE, NET

Interest income and other expense, net, consists primarily of interest income, other-than-temporary losses on our investments in privately held companies, realized gains and losses on short-term investments and miscellaneous non-operating income and expense items.  Interest income and other expense, net was a net expense of $3,000 and $7.9 million in the three months ended June 30, 2003 and 2002, respectively, and was a net income of $169,000 in the six months ended June 30, 2003 compared to a net expense of $6.3 million in the six months ended June 30, 2002.  The reason for the change in both periods is primarily due to a decline in other-than-temporary losses from our long-term investments, partially offset by lower interest income and an increase in other non-operating income.  The decline in other-than-temporary losses is primarily due to the write-off of long-term investments of $9.2 million in the second quarter of 2002, primarily related to our write-off of our investment in Encompys.  The decrease in interest income in both periods is due to lower average cash and short-term investment balances and lower interest rates, and the increase in other non-operating income related to the recognition of approximately $800,000 in the second quarter of 2003 in connection with a lease buy-out related to a vacant facility assumed in our acquisition of Kinexus.

PROVISION FOR (BENEFITS FROM) INCOME TAXES

For the six months ended June 30, 2003, we recorded a tax benefit of $8.4 million based on our pre tax loss using an effective tax rate of 33%, which is our anticipated effective tax rate for the fiscal year 2003. Our effective tax rate in 2003 differs from the statutory rate of 35% due to valuation allowances established in 2003 and utilization of tax credits. The actual effective tax rate for the entire fiscal year could vary substantially depending upon actual results achieved. We had an effective tax rate of 17.1% for our fiscal year 2002. Our effective tax rate in 2002 differed from the statutory rate of 35% due to capital losses incurred during fiscal 2002, valuation allowances established in 2002 related to acquired companies and our utilization of tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short-term marketable securities of $153.5 million at June 30, 2003, decreased  $20.3 million from $173.8 million at December 31, 2002. The decrease was primarily due to $14.3 million paid for the repurchase of our common stock, $9.6 million paid for the acquisition of Advent Netherlands BV, and approximately $4 million paid in connection with the exit from one of our New York facility leases, partially offset by the receipt of an $8 million income tax refund.

The net cash of $3.0 million provided by operating activities for the six months ended June 30, 2003, was primarily due to decreases in income taxes receivable, accounts receivable and prepaid and other assets and an increase in deferred revenue.  The net increase in cash was partially offset by a net loss, excluding non-cash items such as depreciation and amortization, the increase in deferred income tax assets resulting from the recognition of a tax benefit for the same period and the other-than-temporary losses on investments, and by decreases in accounts payable and accrued liabilities. Net cash provided by operating activities decreased $19.2 million in the six months ended June 30, 2003 compared to the same period in 2002.  The decrease primarily resulted from an adjusted net loss of $10.5 million, after excluding non-cash items such as depreciation and amortization, other-than-temporary losses on investments and deferred income taxes, compared to a adjusted net income of $14.3 million for the comparable period in 2002, and was partially offset by a decline in the net decrease in accounts receivable for the six months ended June 30, 2003 compared to the same period in 2002.

The net cash of $1.1 million provided by investing activities for the six months ended June 30, 2003, is primarily due to net cash provided from investments in short-term marketable securities, offset in part by the acquisition of Advent Netherlands BV and the acquisition of fixed assets. Net cash provided by investing activities for the six months ended June 30, 2003 increased $94.1 million compared to net cash used in investing activities for the same period in 2002.  This increase was primarily due to a decline in cash used for acquisitions of businesses in the first half of 2003 compared to the same period in 2002 and cash generated from short-term investment activity in the first half of 2003 compared to cash utilized for the same period in 2002, partially offset by an increase in acquisition of fixed assets in the first six months of 2003 compared to the same prior year period.

The net cash of $9.9 million used in financing activities for the six months ended June 30, 2003, was primarily for the repurchase of our own Common Stock partially offset by proceeds from stock option exercises and stock issued under the employee stock purchase program and declined $10.3 million compared to the same period in 2002.  The decline in net cash used in financing activities was primarily due to a decrease in common stock repurchased in the first half of 2003 compared to the first half of 2002, partially offset by a decrease in proceeds from the issuance of common stock under employee benefit programs for the same periods.

At June 30, 2003, we had $124.8 million in working capital, down from $161.3 million at December 31, 2002.  Our significant capital commitments are our operating lease commitments through 2012 of approximately $51 million. Operating lease commitments decreased significantly from December 31, 2002 primarily due to the buy-out of a lease for vacant facility located in downtown Manhattan within a few blocks of the World Trade Center.

At June 30, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We May Not Be Able to Maintain Our Historical Growth Rates and Our Operating Results May Fluctuate Significantly

Licenses into multi-user networked environments have varied both in individual size and number, and the timing and size of individual license transactions have become increasingly important factors in quarterly operating results. The sales cycles for these transactions are often lengthy and unpredictable. We may not be successful in closing large license transactions such as these on a timely basis or at all. Accordingly, because revenues from large licenses may vary as a portion of our net revenues, the timing of such licenses could cause additional variability in our quarterly operating results. Software product backlog at the beginning of any quarter typically represents only a small portion of that quarter’s expected revenues. Our expense levels are based in significant part on our expectations of future revenues and therefore are relatively fixed in the short term. Due to the fixed nature of these expenses combined with the relatively high gross margin historically achieved on products and services an unanticipated decline in net revenues in any particular quarter is likely to disproportionately adversely affect our operating results. We have often recognized a substantial portion of each quarter’s license revenues in the last month, weeks or even days of that quarter. As a result, the magnitude of quarterly fluctuations in revenue or earnings may not be evident until late in or after the close of a particular quarter and a disruption late in the quarter may have a disproportionately large negative impact on our quarterly results. These factors have impacted and may continue to impact our results.

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

We Depend upon Financial Markets.

The target clients for our products include a range of financial services organizations that manage investment portfolios, including asset managers, investment advisors, brokerage firms, banks, family offices, hedge funds and others. In addition, we target corporations, public funds, universities and non-profit organizations, which also manage investment portfolios and have many of the same needs. The success of many of our clients is intrinsically linked to the health of the financial markets. We believe that demand for our products has been and could continue to be disproportionately affected by fluctuations, disruptions, instability or downturns in the financial services industry which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products. In addition, a slowdown in formation of new investment firms or a decline in the growth of assets under management would cause a decline in demand for our products. We believe that the downturn in the financial services industry and the decline in information technology spending negatively impacted the demand for our products in the past year and that a continuing downturn could have a material adverse effect on our business and results of operations.

We Depend Heavily on Our Product, Axys.

Historically, we derived a majority of our net revenues from the licensing of Axys, part of our Advent Office suite, and related applications and services. In addition, many of our other applications, such as Moxy, Qube and various data interfaces were designed to operate with Axys to provide an integrated solution. As a result, we believe that a majority of our net revenues, for the foreseeable future will depend upon continued market acceptance of Axys, enhancements or upgrades to Axys and related products and services. As our clients include a range of organizations including asset managers, investment advisors, brokerage firms, banks, family offices, hedge funds and others, the degree of continued market acceptance will also depend on the number of firms within each of the categories and the degree to which Axys previously penetrated those firms.

General Economic Conditions May Reduce Our Revenues.

We believe that the market for large investment management software systems may be negatively impacted by a number of factors, including reductions in capital expenditures by large customers; poor performance of major financial markets, and increasing competition. Those factors may, in turn, give rise to a number of market trends which we have experienced in the past year that have slowed revenue growth across the industry, including longer sales cycles, deferral or delay of information technology projects and generally reduced expenditures for software and related services, and increased price competition. If the downturn in the financial services industry and information technology spending continues, the presence of these factors in the market for large investment management software systems will likely materially adversely affect our business and results of operations.

We Face Intense Competition.

The market for investment management software is intensely competitive and highly fragmented, is subject to rapid change and is extremely sensitive to new product introductions and marketing efforts by industry participants. We experience significant competition from proprietary systems competing indirectly with existing and potential clients, many of whom develop their own software for their particular needs and therefore may be reluctant to license software products offered by independent vendors like Advent. Other competitors include providers of software and related services as well as providers of timeshare services, and include some of the following vendors: Financial Models Company, Inc., CheckFree Corporation, Schwab Performance Technologies, StatementOne, Inc., Eagle, a subsidiary of Mellon Financial, Thomson Financial, Macgregor Financial Technologies, Charles River Development, Reuters Group PLC, Bloomberg Tradebrook LLC, Siebel Systems, Inc. and Sungard Data Systems, Inc.

Our competitors vary in size, scope of services offered and platforms supported. Many of our competitors have longer operating histories and greater financial, technical, sales and marketing resources than we do. In addition, we also face competition from potential new entrants into our market that may develop innovative technologies or business models. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressures will not result in price reductions, reduced operating margins or loss of market share, any one of which could seriously harm our business.

Difficulties in Integrating Our Acquisitions Has and Could Continue to Adversely Impact Our Business and We Face Risks Associated With Potential Acquisitions, Investments or Divestitures.

In 2002, we completed the acquisition of Kinexus Corporation, Techfi Corporation, our Greek distributor Advent

Hellas and Advent Outsource Data Management, LLC and in May of 2003 we purchased our Dutch distributor, Advent Netherlands BV. The number of acquisitions recently completed was unprecedented.

The complex process of integrating Kinexus and our other acquisitions has required and will continue to require significant resources, particularly in light of our relative inexperience in integrating acquisitions. Integrating these acquisitions has been and will continue to be time consuming, expensive and disruptive to our business. This integration process has strained our managerial controls, and has resulted in the diversion of management and financial resources from our core business objectives. Failure to achieve the anticipated benefits of these acquisitions or to successfully integrate the operations of these entities has and could continue to harm our business, results of operations and cash flows. We may not realize the benefits we anticipate from these acquisitions because of the following significant challenges:

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

We may make additional acquisitions of complementary companies, products or technologies in the future. In addition,

we continually evaluate the performance of all our products and product lines and may sell or discontinue current products or product lines. Failure to achieve the anticipated benefits of any future acquisition or divestiture could also harm our business, results of operations and cash flows. Furthermore, we may have to incur debt, write-off investments, infrastructure costs or other assets, incur severance liabilities, write-off impaired goodwill or other intangible assets or issue equity securities to pay for any future acquisitions. The issuance of equity securities could dilute our existing stockholders’ ownership. Finally, we may not identify suitable businesses to acquire or negotiate acceptable terms for acquisitions.

Difficulties We May Encounter Managing Changes in the Size of Our Business Could Adversely Affect Our Operating Results.

Our business has experienced years of rapid growth through both internal expansion and acquisitions followed by downsizing of our business, particularly in the most recent quarter, and those changes have caused and may continue to cause a significant strain on our infrastructure, internal systems and managerial resources. During the current year, we took steps to better align our resources with our operating requirements in order to increase our efficiency.  Through these steps, we reduced our headcount and incurred charges for employee severance and excess facility capacity.  While we believe that these steps help us achieve greater operating efficiency, we have limited history with such measures and the results of these measures are less than predictable.  Additional restructuring efforts may be required. To manage our business effectively, we must continue to improve our infrastructure, including operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization.  We believe workforce reductions, management changes and facility consolidation create anxiety and uncertainty and may adversely affect employee morale.  These measures could adversely affect our employees that we wish to retain and may also adversely affect our ability to hire new personnel.  They may also affect customers. In addition, our revenues may not grow in alignment with our headcount. Integrating our recent acquisitions will complicate these tasks.

We Face Risks Related to Our New Business Areas.

We have expanded in recent periods into a number of new business areas to foster long-term growth, for example international operations, strategic alliances, and Advent TrustedNetwork. These areas are still relatively new to our product development and sales personnel. New business areas require significant management time and resources prior to generating significant revenues and may divert management from our core business. There is no assurance that we will compete effectively or will generate significant revenues in these areas. The success of our ability to develop and market new internet based products and services, such as Advent TrustedNetwork and WealthLine, is difficult to predict because it represents a new area of business for our entire industry. While our traditional offerings are marketed to investment managers and advisors, certain of our new offerings are also targeted for use by our clients’ customers. We may have difficulty creating demand from our client’s customers as we market to them indirectly through our clients. Revenue growth may suffer if we cannot create demand among our clients’ customers. Also, we have recently entered into new markets through our acquisitions, and we may not be successful in competing in those areas. Additionally, to help manage our business, we will need to continually improve our operational, financial, management and information systems and controls.

We Face Challenges in Expanding Our International Operations.

We market and sell our products in the United States and, to a lesser extent, internationally.  In 1999, we entered into a distributor relationship with Advent Europe, an independent distributor of our products in selected European markets. In November 2001, we acquired the Norwegian, Swedish, and Danish companies of this independent distributor, in September 2002, we purchased their Greek subsidiary and in May 2003, we purchased their Dutch subsidiary. If we were to further expand our international operations, we would need to continue to establish additional locations, acquire other businesses or enter into additional distribution relationships in other parts of the world. Any further expansion of our existing international operations and entry into additional international markets could require significant management attention and financial resources. We cannot be certain that establishing new businesses in other countries will produce the desired levels of revenue. We currently have limited experience in developing localized versions of our products and marketing and distributing our products internationally. In addition, international operations are subject to other inherent risks, including:

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

•                                          Potentially adverse tax consequences; and

•                                          Political and economic instability.

The revenues, expenses, assets and liabilities of our international subsidiaries are primarily denominated in local currencies. We have not historically undertaken foreign exchange hedging transactions to cover potential foreign currency exposure. Future fluctuations in currency exchange rates may adversely affect revenues and accounts receivable from international sales and the U.S. dollar value of our foreign subsidiaries’ revenues, expenses, assets and liabilities. Our international revenues from our distributors are generally denominated in local foreign currencies.

Writing Off Investments Could Harm Our Results of Operations.

We have made investments in privately held companies, which we classify as “other assets” on our balance sheet. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. Due to these and other factors, we have previously determined, and may in the future determine, that the value of these investments is impaired, which has caused and would cause us to write down the stated value of these investments such as the write-off of our investments in Encompys and MyCFO during 2002. Furthermore, we cannot be sure that future investment, license, fixed asset or other asset write-downs will not happen, particularly if the downturn in the financial services industry and the decline in information technology spending continues. If future write-downs do occur, they could harm our business and results of operations.

Information We Provide to Investors is Accurate Only as of the Date We Disseminate it.

From time to time, we may publicly disseminate forward-looking information or guidance in compliance with Regulation FD promulgated by the Securities and Exchange Commission. This information or guidance represents our outlook only as of the date we disseminate it.

Our Stock Price has Fluctuated Significantly Since Our Initial Public Offering in November 1995.

Like many companies in the technology and emerging growth sector, our stock price may be subject to wide fluctuations, particularly during times of high market volatility. If net revenues or earnings in any quarter fail to meet the investment community’s expectations, our stock price is likely to decline. In addition, our stock price is affected by trends in the financial services sector and by broader market trends unrelated to our performance.

We Are Continuing to Expand Our Internet-Based Solutions, such as Advent TrustedNetwork and WealthLine.

To take advantage of the internet, we are continuing to develop solutions to bring internet-based products and services to our clients. As we develop these new products and services, we have entered, and will continue to enter, into development agreements and other agreements with information providers, clients or other companies in order to accelerate the delivery of new products and services, such as our relationship with Microsoft for WealthLine. We may not be successful in marketing our internet services or in developing other internet services or maintaining these relationships. Internet-based products contain certain unique technical challenges, such as scalability and latency requirements, that we may not be successful in solving, and if we cannot successfully overcome such challenges our products may fail. Additionally, we may not be successful in being able to replace our current technology with new technology. Our failure to do so could seriously harm our business. In addition, we cannot assure you that there will not be disruptions in internet services beyond our control or that of our third-party vendors. Any such disruptions could harm our business.

We Must Continue to Introduce New Products and Product Enhancements.

The market for our products is characterized by rapid technological change, changes in customer demands and evolving industry standards. New products based on new technologies or new industry standards can render existing products obsolete and unmarketable.  As a result, our future success will continue to depend upon our ability to develop new products or product enhancements that address the future needs of our target markets and to respond to these changing standards and practices. We may not be successful in developing, introducing and marketing new products or product enhancements on a timely and cost effective basis, or at all, and our new products and product enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. Delays in the commencement of commercial shipments of new products or enhancements may result in client dissatisfaction and delay or loss of product revenues. If we are unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or client requirements, or if new products or new versions of existing products do not achieve market acceptance, our business would be seriously harmed. In addition, our ability to develop new products and product enhancements is dependent upon the products of other software vendors, including certain system software vendors, such as Microsoft Corporation, database vendors and development tool vendors. If the products of such vendors have design defects or flaws, or if such products are unexpectedly delayed in their introduction, our business could be seriously harmed. Our software products are complex and may contain undetected defects or errors when first introduced or as new versions are released. Although we have not experienced adverse effects resulting from any software errors, we cannot be sure that, despite testing by us and our clients, defects or errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could seriously harm our business.

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

If Our Relationship with Interactive Data Corporation Is Terminated, Our Business May Be Harmed.

Many of our clients use our proprietary interface to electronically retrieve pricing and other data from Interactive Data Corporation. Interactive Data Corporation pays us a commission based on their revenues from providing this data to our clients. Our software products have been customized to be compatible with their system and this software would need to be redesigned if their services were unavailable for any reason. Termination of our agreement with Interactive Data Corporation would require at least two years notice by either us or them, or 90 days in the case of material breach. Our revenue could be adversely impacted if our relationship with Interactive Data Corporation were terminated or their services were unavailable to our clients for any reason.

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

Our products may contain undetected software errors or failures or scalability limitations at any point in the life of the product, but particularly when first introduced or as new versions are released. Despite testing by us and by current and potential customers, errors may not be found in new products until after commencement of commercial shipments, resulting in loss of or a delay in market acceptance, damage to our reputation, customer dissatisfaction and reductions in revenues and margins, any of which could seriously harm our business.  Additionally, our agreements with customers that attempt to limit our exposure to liability claims may not be enforceable in jurisdictions where we operate.

Recently Enacted and Proposed Changes in Securities Laws and Regulations Will Increase Our Costs

                The Sarbanes-Oxley Act (“the Act”) of 2002 that became law in July 2002 requires changes in some of our corporate governance and securities disclosure and/or compliance practices.  The Act also requires the Securities and Exchange Commission to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and The NASDAQ National Market has enacted revisions to their requirements.  We believe these developments will increase our accounting and legal compliance costs and could also expose us to additional liability.  We are presently evaluating and monitoring regulatory developments and cannot reliably estimate the timing or magnitude of additional cost we will incur as a result of the Act or other related legislation.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Much of our revenue and capital spending is transacted in U.S. dollars. However, since the acquisitions of Advent Denmark, Advent Norway, Advent Sweden, Advent Hellas, and Advent Netherlands BV, whose revenues and capital spending are transacted in local country currencies, we have greater exposure to foreign currency fluctuations. Results of operations from Advent Australia, Advent Denmark, Advent Norway, Advent Sweden, Advent Hellas and Advent Netherlands BV are not material to our operating results; therefore, we believe that foreign currency exchange rates should not materially adversely affect our overall financial position, results of operations or cash flows.

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

The table below presents principal amounts by expected maturity (in U.S. dollars) and related weighted average interest rates by year of maturity for our investment portfolio (in thousands):

	Estimated Fair Value at June 30, 2003
	Maturing in
	2003	2004	2005	2006	Total

Federal Instruments	$8,555	$4,067	$2,160	$—	$14,782
Weighted Average Interest Rate	2.66%	3.65%	5.48%	3.33%
Commercial Paper & Short-Term Obligations	46,124	5,725	—	—	51,849
Weighted Average Interest Rate	1.22%	1.18%	1.22%
Corporate Notes & Bonds	8,008	13,358	27,281	5,444	54,091
Weighted Average Interest Rate	5.98%	6.07%	6.41%	3.61%	5.97%
Municipal Notes & Bonds	4,573	2,680	893	—	8,146
Weighted Average Interest Rate	2.98%	4.81%	5.70%	3.87%
Corporate Equity Securities	472	—	—	—	472

Total Portfolio	$67,732	$25,830	$30,334	$5,444	$129,340

At June 30, 2003, cash, cash equivalents and short-term marketable securities totaled approximately $153.5 million, which is comprised of the $129.3 million in our investment portfolio, presented above, and $24.2 million in other cash and cash equivalents.

We also invested in several privately held companies, most of which can still be considered in the start-up or development stages and are classified as “other assets” on our balance sheet. In 2002 we purchased approximately 15% of the outstanding stock of LatentZero Limited (“LatentZero”), a privately held company located in England.  Our investment in LatentZero totaled approximately $7 million and is accounted for under the equity method of accounting because our Chief Executive Officer, President and Chairman of our Board of Directors is a member of LatentZero’s Board of Directors. Our portion of the net income or losses for this investment has not been significant to date. At June 30, 2003 our net investments in privately held companies including LatentZero were approximately $9.2 million. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of the companies’ industries, the strength of the private equity markets and general market conditions. We could lose our entire initial investment in these companies.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders, held May 14, 2003, the following matters were voted upon by stockholders pursuant to proxies solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934:

The following individuals were elected to the Board of Directors:

NOMINEE

	FOR	ABSTAIN
Ms. Stephanie G. DiMarco	26,755,470	50,271
Ms. Terry H. Carlitz	26,738,531	67,210
Mr. Wendell G. VanAuken	21,117,849	5,687,892
Mr. William F. Zuendt	21,114,958	5,690,783
Mr. Monte Zweben	21,113,606	5,692,135

Mr. Peter M. Caswell*	26,699,345	106,396

* Mr. Caswell resigned effective May 13, 2003.

The vote for the approval of and reservation of shares under the Company’s Employee Stock Purchase Plan was as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
26,013,714	768,926	23,100	1

The vote for the ratification of the appointment of PricewaterhouseCoopers LLP was as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
20,491,191	6,295,844	18,705	1

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports On Form 8-K

(a)           Exhibits

3.2 Amended and Restated Bylaws of Registrant

31.1 Certification by Stephanie G. DiMarco pursuant to Rule 13a-14(a)

31.2 Certification by Graham V. Smith pursuant to Rule 13a-14(a)

32.1 Certifications Pursuant to 18 U.S.C. Section 1350

(b)           Reports on Form 8-K

Pursuant to the requirement of Item 12 of Form 8-K, the Company filed reports on Form 8-K on April 3, 2003 and April 15, 2003 containing the Company’s press releases for their anticipated and actual results, respectively, for the three months ended March 31, 2003, and on July 24, 2003 containing the Company’s press release for their actual result for the three and six months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVENT SOFTWARE, INC.

Dated: August 7, 2003	By:	/s/ Graham V. Smith
Graham V. Smith Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer, Principal Accounting Officer)