Form 10-Q
period 2003-09-30
ADVENT SOFTWARE INC /DE/
filed 2003-11-14
CIK 1002225

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-26994

ADVENT SOFTWARE, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-2901952
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

The number of shares of the Registrant’s Common Stock outstanding as of October 31, 2003 was 32,777,950

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,566	$78,906
Short-term marketable securities	76,448	94,923
Accounts receivable, net	17,965	20,218
Prepaid expenses and other	10,254	11,373
Income taxes receivable	1,639	6,289
Deferred income taxes	4,747	4,714

Total current assets	186,619	216,423
Property and equipment, net	26,649	28,001
Goodwill	82,143	67,349
Intangibles, net	33,165	41,157
Other assets, net	81,906	80,980

Total assets	$410,482	$433,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,709	$2,637
Accrued liabilities	17,849	14,704
Deferred revenues	33,378	31,918
Income taxes payable	7,328	5,817

Total current liabilities	60,264	55,076
Long-term liabilities	2,194	5,479

Total liabilities	62,458	60,555

Stockholders’ equity:
Common stock	327	329
Additional paid-in capital	296,855	302,649
Retained earnings	44,860	67,385
Cumulative other comprehensive income	5,982	2,992

Total stockholders’ equity	348,024	373,355

Total liabilities and stockholders’ equity	$410,482	$433,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited)
Revenues:
License and development fees	$7,119	$7,246	$20,331	$38,533
Maintenance and other recurring	21,847	20,744	64,141	61,751
Professional services and other	5,518	7,120	15,814	22,891

Net revenues	34,484	35,110	100,286	123,175

Cost of revenues:
License and development fees	669	439	1,926	1,315
Maintenance and other recurring	7,087	6,540	22,128	18,034
Professional services and other	4,429	4,491	12,976	13,646

Total cost of revenues	12,185	11,470	37,030	32,995

Gross margin	22,299	23,640	63,256	90,180

Operating expenses:
Sales and marketing	11,403	14,127	34,121	42,295
Product development	8,006	10,483	27,065	29,807
General and administrative	6,860	5,344	18,774	15,145
Amortization of intangibles	3,401	2,880	10,163	7,392
Purchased in-process research and development	—	1,450	—	1,450
Restructuring and impairment loss	1,281	—	7,441	—

Total operating expenses	30,951	34,284	97,564	96,089

Loss from operations	(8,652)	(10,644)	(34,308)	(5,909)
Interest income and other expense, net	520	(1,786)	689	(8,055)

Loss before income taxes	(8,132)	(12,430)	(33,619)	(13,964)
Benefit from income taxes	(2,683)	(4,102)	(11,094)	(833)

Net loss	$(5,449)	$(8,328)	$(22,525)	$(13,131)

Other comprehensive loss, net of tax
Unrealized loss on marketable securities	(158)	(626)	(64)	(281)
Foreign currency translation adjustments	755	529	3,054	269

Comprehensive loss	$(4,852)	$(8,425)	$(19,535)	$(13,143)

Net loss per share data:
Basic:
Net loss per share	$(0.17)	$(0.25)	$(0.70)	$(0.39)
Shares used in per share calculations	32,571	32,910	32,360	33,590
Diluted:
Net loss per share	$(0.17)	$(0.25)	$(0.70)	$(0.39)
Shares used in per share calculations	32,571	32,910	32,360	33,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2003	2002
	(unaudited)
Cash flows from operating activities:
Net loss	$(22,525)	$(13,131)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash stock based compensation	299	(2)
Depreciation and amortization	16,746	13,445
Non-cash restructuring charge	502	—
Write-down of intangible assets	887	—
In-process research and development	—	1,450
Provision for (recovery of) doubtful accounts	(502)	2,059
Other than temporary loss on investments	1,998	13,316

Realized (gain) loss on investments	(8)	342
Deferred income taxes	(9,398)	(365)
Other	54	(373)
Cash provided by (used in) operating assets and liabilities, net of acquisitions:
Accounts receivable	2,847	19,507
Prepaid and other current assets	3,713	4,114
Income taxes receivable	4,650	—
Accounts payable	(1,879)	(1,052)
Accrued liabilities	(281)	(4,637)
Deferred revenues	1,257	(1,773)
Income taxes payable	1,462	(6,273)

Net cash provided by (used in) operating activities	(178)	26,627

Cash flows provided by (used in) investing activities:
Net cash used in acquisitions including payments of net assumed liabilities	(9,877)	(87,795)
Purchases of fixed assets	(5,595)	(4,207)
Proceeds from sales of other investments	—	1,967
Purchases of other investments	—	(10,060)
Purchase of short-term marketable securities	(134,944)	(97,009)
Sales and maturities of short-term marketable securities	153,022	143,370
Deposits and other	—	(6,004)

Net cash provided by (used in) investing activities	2,606	(59,738)

Cash flows used in financing activities:
Proceeds from issuance of warrants	—	2
Common stock repurchased	(14,308)	(49,667)
Proceeds from issuance of common stock	8,126	13,446
Repayment of capital leases	(143)	29

Net cash used in financing activities	(6,325)	(36,190)

Effect of exchange rate changes on cash and cash equivalents	557	181

Net decrease in cash and cash equivalents	(3,340)	(69,120)
Cash and cash equivalents at beginning of period	78,906	166,794

Cash and cash equivalents at end of period	$75,566	$97,674

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

The majority of our contracts do not allow for a right of return and our standard practice is to enforce contract terms and not allow our customers to return software. We have, however, on limited occasions allowed customers to return software and have recorded sales returns reserves as offsets to revenue in the period the sales return becomes probable. In the instances where we do provide a contractual limited right of return to end-user customers we recognize revenue on delivery since the fee is fixed and determinable, the buyer is obligated to pay, the risk of loss passes to the customer, and we have the ability to estimate returns. Our ability to estimate returns is based on a history of experience with relatively homogenous transactions and the fact that the return period is short. We have recorded a sales returns reserve (contra revenue account) to account for these situations based on historical experience.

We analyze specific accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Accounting for goodwill and intangible assets Intangible assets are stated at cost less accumulated amortization and include goodwill, completed technology, customer relationships and non-compete and distribution agreements. Goodwill is the excess of cost over fair value of the net assets acquired. As of September 30, 2003, the estimated lives of acquired intangibles is as follows:

Purchased technologies	2 to 7 years
Customer relationships	1 to 7 years
Other	1 to 7 years

We review intangible assets, including goodwill, whenever events or changes in circumstances indicate that the carrying amount of these assets may have been impaired. In addition, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, we test goodwill annually for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The implied fair value of goodwill shall be determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. We consider ourselves to be a single reporting unit and therefore any impairment is measured based on the fair value of the business as a whole. There were no events which triggered the evaluation of impairment to goodwill during the three or nine-month periods ended September 30, 2003.

Accounting for long-lived assets We review property, equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important which could trigger an impairment review include the following (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; (3) significant negative market or economic trends; (4) significant decline in our stock price for a sustained period; and (5) our market capitalization relative to net book value. Recoverability is measured by comparison of the assets’ carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured based on the amount by which the carrying amount of the asset exceeds its expected future discounted cash flow. For the three and nine months ended September 30, 2003 the Company recorded an impairment charge of approximately $890,000 related to identifiable intangibles. See Note 6 for further discussion.

We hold minority interests in several privately held companies having operations or technology in areas within our strategic focus. Most of these investments can be considered in the start-up or developing stages and are classified as “other assets” on our balance sheet. One of these investments is accounted for under the equity method of accounting. Our portion of net income and losses for this investment has not been significant to date. We record an investment write-down when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s carrying value, thereby possibly requiring an impairment charge in the future. We estimate an investment’s fair value based primarily on its revenue and implied valuation based on revenue multiples for similar public companies, supplemented by any recent valuation events, such as an equity financing.

Stock-based compensation We use the intrinsic value-based method to account for all of our stock-based employee compensation plans and have adopted the disclosure-only alternative of SFAS No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. We are required to disclose the pro forma effects on operating results as if we had elected to use the fair value approach to account for all our stock-based employee compensation plans. Stock-based compensation for non-employees is based on the fair value of the related stock or options.

The fair value of warrants, options or stock exchanged for services is expensed over the period benefited. The warrants and options are valued using the Black-Scholes option pricing model.

If compensation had been determined based on the fair value at the grant date for awards in the three and nine month periods ended September 30, 2003 and 2002, respectively, consistent with the provisions of SFAS No. 123, our net loss and net loss per share would have been as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss — as reported	$(5,449)	$(8,328)	$(22,525)	$(13,131)
Stock-based employee compensation expense included in reported net loss, net of related tax effects	85	41	260	—
Total stock based employee compensation expense determined under fair value based method for all awards granted since 1996, net of related tax effects	(1,731)	(4,579)	(5,683)	(13,209)

Net loss — pro forma	$(7,095)	$(12,866)	$(27,948)	$(26,340)

PER SHARE DATA
Basic
Net loss — as reported	$(0.17)	$(0.25)	$(0.70)	$(0.39)
Net loss — pro forma	$(0.22)	$(0.39)	$(0.86)	$(0.78)
Diluted
Net loss — as reported	$(0.17)	$(0.25)	$(0.70)	$(0.39)
Net loss — pro forma	$(0.22)	$(0.39)	$(0.86)	$(0.78)

Such pro forma disclosures may not be representative of future compensation costs because options vest over several years and additional grants are made each year.

The weighted-average fair values of options granted, measured on the grant date using the Black-Scholes valuation model, were $9.33 and $10.06 per share for the three months ended September 30, 2003 and 2002, respectively. The weighted-average fair values of options granted, measured on the grant date using the Black-Scholes valuation model, were $10.38 and $24.34 per share for the nine months ended September 30, 2003 and 2002, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Risk-free interest rate	3.04%	3.8%	2.6%	3.8%
Volatility	69.8%	71.8%	71.7%	71.8%
Expected life	5 years	5 years	5 years	5 years
Expected dividends	None	None	None	None
Average turnover rate	8%	8%	8%	8%

The fair value for the Employee Stock Purchase Plan (“ESPP”) rights were also estimated at the date of grant using the Black-Scholes valuation model with the following assumptions for the nine months ended September 30, 2003 and 2002: risk-free interest rates of 1.1% and 1.6% respectively; volatility factors of 72% and 71.8%, respectively; a six-month expected life; and dividend yield of 0%. The ESPP plan periods begin every six months in the second and fourth quarter of each year. There was no stock issued under the ESPP during the quarters ended September 30, 2003 and 2002.

Income taxes — Income tax expense includes U.S. and international income taxes. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized principally for the expected tax consequences of events that have been recognized in the financial statements or tax returns for temporary differences between the tax basis of the assets and liabilities and their reported amounts. A valuation allowance is then established to reduce the net deferred tax asset if it is more likely than not that the related tax benefit will not be realized. Significant factors considered by management in its determination of the probability of the realization include: 1) our historical operating results; 2) expectations of future earnings; and 3) the length of time over which the differences will be paid. We have a net deferred tax asset of $63.7 million. Realization of this asset is primarily dependant on generating sufficient taxable income prior to the expiration of the loss carryforwards. We evaluate on a quarterly basis the recoverability of net deferred tax assets and the level of valuation allowance. When we determine that it is more likely than not that the deferred tax assets are unrealizable, we will increase the valuation allowance.

Guarantees Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. Our software license agreements typically indemnify our clients for intellectual property infringement claims. We also warrant to our clients that our software operates substantially in accordance with our specifications. Liabilities in connection with such guarantees have not been material. In addition, we indemnify our Director and Officers from certain liabilities and have a Director and Officer insurance policy that limits our exposure.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. We have considered the provisions of FIN 46 and believe that it will not be necessary to include any of our private equity investments in our consolidated financial statements. We will however continue to evaluate the impact of FIN No. 46 on our financial statements and related disclosures.

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

3. Net Loss Per Share (in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(5,449)	$(8,328)	$(22,525)	$(13,131)

Reconciliation of shares used in basic and diluted earnings per share (“EPS”) calculations

Basic
Weighted average common shares outstanding	32,571	32,910	32,360	33,590

Basic net loss per share	$(0.17)	$(0.25)	$(0.70)	$(0.39)

Diluted
Weighted average common shares outstanding	32,571	32,910	32,360	33,590
Dilutive effect of stock options	—	—	—	—

Shares used in diluted net loss per share calculation	32,571	32,910	32,360	33,590

Diluted net loss per share	$(0.17)	$(0.25)	$(0.70)	$(0.39)

Weighted average options outstanding at September 30, 2003 and 2002, not included in computation of diluted EPS because they were anti-dilutive	3,798	5,390	3,116	4,843

Price range of anti-dilutive options not included in diluted EPS calculation	$1.67 – $60.38	$0.33 – $60.38	$1.67 – $60.38	$0.33 – $60.38

4. Balance Sheet Detail

Subsequent to the issuance of our press release dated October 23, 2003 announcing our third quarter results, we made a balance sheet adjustment to decrease cash and increase accounts receivable by $960,000 in order to correctly reflect a deposit in transit.

The following is a summary of intangibles (dollars in thousands):

	Weighted- Average Amortization Period (Years)	Gross	Accumulated Amortization as of September 30, 2003	Net as of September 30, 2003	Net as of December 31, 2002
Purchased technologies	4.2	$21,064	$(10,939)	$10,125	$15,243
Customer relationships	4.9	30,432	(10,777)	19,655	21,647
Other intangibles	5.0	6,498	(3,113)	3,385	4,267

Total intangibles		$57,994	$(24,829)	$33,165	$41,157

The changes in the carrying value of intangibles and goodwill for the nine months ended September 30, 2003 were as follows (in thousands):

	Goodwill	Intangibles
		Gross	Accumulated Amortization	Net
Balance at December 31, 2002	$67,349	$56,737	$(15,580)	$41,157
Additions	12,604	2,292		2,292
Amortization	—	—	(10,166)	(10,166)
Other adjustments	2,190	(1,035)	917	(118)

Balance at September 30, 2003	$82,143	$57,994	$(24,829)	$33,165

As of September 30, 2003, the estimated intangibles amortization expense for each calendar year ended December 31 is: $13.5 million for 2003; $13.1 million for 2004; $8.1 million for 2005; $4.7 million for 2006; $2.2 million for 2007, $1.1 million for 2008 and $490,000 thereafter.

Additions to goodwill and intangible assets during the nine months ended September 30, 2003 reflect the acquisition of Advent Netherlands BV, and contingent consideration paid to the former stockholders of Kinexus Corporation and NPO Solutions, Inc. (See Note 5.) Other adjustments primarily reflect a $890,000 write-off of the remaining net book value of intangible assets acquired as part of our 2001 acquisition of Managerlink, offset in part by translation gains.

The following is a summary of other assets, net (in thousands):

	September 30, 2003	December 31, 2002
Deferred income taxes	$63,742	$55,313
Long-term investments	8,892	11,005
Other	9,272	14,662

Total other assets, net	$81,906	$80,980

We have a net deferred tax asset of $63.7 million. Realization of this asset is primarily dependant on generating sufficient taxable income prior to the expiration of the loss carryforwards. We evaluate on a quarterly basis the recoverability of net deferred tax assets and the level of valuation allowance. When we determine that it is more likely than not that the deferred tax assets are unrealizable, we will increase the valuation allowance.

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

In the second quarter of 2003, we paid $3.4 million of the $3.8 million contingent consideration held in escrow for protection against undisclosed liabilities in connection with the Kinexus acquisition. The payment was recorded as an increase to goodwill. The remaining $400,000 of contingent consideration was returned to us as reimbursements for undisclosed liabilities.

In the second quarter of 2003, we paid an additional $250,000 under the NPO Solutions, Inc. earn-out provisions. The payment was recorded as an increase to goodwill.

The following pro forma supplemental information presents selected financial information as though the purchases of Kinexus, Techfi and Advent Outsource, material acquisitions, had been completed at the beginning of the periods being reported on and after giving effect to purchase accounting adjustments. The pro forma consolidated net loss amounts include certain pro forma adjustments, primarily the amortization of identifiable intangible assets, tax provision (benefit) adjustments on pro forma pre-tax income (loss) at a statutory tax rate of 41% and the elimination of interest income on cash used in the acquisition (in thousands, except per share data):

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
Revenue	$34,484	$35,631	$100,286	$126,514
Net loss	$(5,449)	$(7,610)	$(22,525)	$(12,525)
Diluted net loss per share	$(0.17)	$(0.23)	$(0.70)	$(0.37)
Basic net loss per share	$(0.17)	$(0.23)	$(0.70)	$(0.37)

6. Restructuring and Impairment Loss

Restructuring

In response to the downturn in the financial services industry, the decline in information technology spending and duplicative efforts in parts of our business as a result of our various acquired businesses, we implemented restructuring plans in the first and second quarters of 2003. These plans were implemented to reduce costs and improve operating efficiencies by better aligning our resources to our near term revenue opportunities.

For the nine months ended September 30, 2003, we recorded total restructuring charges of $6.6 million consisting of the first quarter charge of $3.5 million, the second quarter charge of $2.7 million and the third quarter charge of approximately $400,000. The first quarter expense of $3.5 million consists of $2.1 million related to closing and consolidating excess office space, primarily in New York and Australia, $979,000 related to the termination of 47 employees located primarily in New York and Australia and $410,000 relating to the abandonment and write-off of certain equipment, furniture and leasehold improvements. The second quarter charge of $2.7 million consists primarily of severance and benefits related to the termination of approximately 90 employees or 10% of the Company’s work force. These terminations were from functions all across the Company. The third quarter charge of $394,000 consisted of $350,000 of severance and benefits related to additional work force reductions identified in the second quarter but completed in the third quarter and $44,000 related to consolidation of office space.

The following table sets forth an analysis of the components of the restructuring charges and the payments and non-cash charges made against the accrual as of September 30, 2003 (thousands):

	Severance and Benefits	Facility Exit Costs	Property and Equipment Abandoned	Total
Year to date restructuring expense	$4,000	$2,144	$410	$6,554
Reversal of deferred rent related to facilities exited	—	151	—	151
Cash paid	(3,642)	(942)	—	(4,584)
Non-cash charges	(89)	(3)	(410)	(502)

Accrued restructuring at September 30, 2003	$269	$1,350	$—	$1,619

The remaining excess facility costs are stated at estimated fair value and include estimated sublease income of approximately $1.1 million. We expect to pay remaining obligations in connection with vacated facilities no later than over the remaining lease terms, which expire on various dates through 2008. We expect to pay the remaining severance and benefits in the next two quarters.

Impairment Loss

In the third quarter of 2003, the Company recorded an impairment loss of $890,000. This loss was attributed to an impairment of intangible assets acquired as part of our acquisition of ManagerLink in November 2001. When Advent acquired Kinexus in February of 2002, some redundancy existed between the technology acquired from ManagerLink and the technology acquired from Kinexus. We have transitioned business operations off the ManagerLink platform and as of the September 30, 2003, the ManagerLink technology was abandoned and the remaining net book value of the ManagerLink intangible assets were written off.

7. Stockholders’ Equity

In the first quarter of 2003, we repurchased and retired an additional 1,000,000 shares of our Common Stock for an average price of $14.31 per share.

In the second quarter of 2003, in connection with our voluntary stock option exchange program initiated in the fourth quarter of 2002, we granted 1,770,786 replacement options to employees at an exercise price equal to the fair market value of the stock on the date of grant, which was $18.88 per share.

In the second quarter of 2003, Advent’s shareholders approved an amendment to our 1995 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance by 600,000 shares.

8. Commitments and Contingencies

We lease office space and equipment under non-cancelable operating lease agreements, which expire at various dates through May 2012. As of September 30, 2003, our remaining operating lease commitments through 2012 are approximately $49.2 million.

A European distributor, Advent Europe Holdings, and its subsidiaries that operate in certain European locations have the exclusive right to sell our software in Europe, excluding certain locations, until October 31, 2005. During this period, the distributor also has the contingent “put” right to require us to purchase any one or any group of its subsidiaries. Our requirement to purchase is contingent upon the distributor achieving specified operating margins greater than 20% and specified customer satisfaction criteria. The purchase price is equal to two times the preceding twelve months total revenue of the purchased subsidiaries, plus potential additional consideration equal to 50% of excess operating margins greater than 20% achieved in the two years subsequent to the acquisition. This purchase price may be varied by mutual agreement. In addition, we have the “call” right to purchase any one or any group of the distributor’s subsidiaries under certain conditions. In the event that these rights are exercised by Advent or the distributor, the purchase of these subsidiaries would principally result in an increase in intangible assets, goodwill and amortization of intangible assets.

In the third quarter of 2003, the Compensation Committee of the Board of Directors approved two incentive compensation plans for Advent’s senior executive officers. These plans are intended to motivate the executives, link compensation to the achievement of critical business objectives, and align the interests of executives and shareholders. These plans provide incentive, target-based bonuses to the eligible executives if and when the Company meets certain financial performance objectives. The maximum potential bonus payments that could be paid out between September 30, 2003 and June 30, 2005, is approximately $1.1 million

From time to time we are subject to various other legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

9. Subsequent Event

Restructuring

The Company expects to record a restructuring expense of approximately $2.5 million in the fourth quarter of 2003. These expenses are related to the elimination of 35 positions from functions across the Company and costs associated with vacating two facilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended. Forward-looking statements can be identified by the use of terminology such as “may”, “will”, “should”, “expect”, “plan” “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or other similar terms and the negative of such terms and include statements about our products and expected financial performance. Such forward-looking statements are based on our current plans and expectations and involve known and unknown risks and uncertainties which may cause our actual results or performance to be materially different from any results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the “Risk Factors” set forth below as well as other risks identified from time to time in other SEC reports. You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results, levels of activity or performance and represent our expectations only as of the date they are made.

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

The majority of our contracts do not allow for a right of return and our standard practice is to enforce contract terms and not allow our customers to return software. We have, however, on a limited occasions allowed customers to return software and have recorded sales returns reserves as offsets to revenue in the period the sales return becomes probable. In the instances where we do provide a contractual limited right of return to end-user customers we recognize revenue on delivery since the fee is fixed and determinable, the buyer is obligated to pay, the risk of loss passes to the customer, and we have the ability to estimate returns. Our ability to estimate returns is based on a long history of experience with relatively homogenous transactions and the fact that the return period is short. We have recorded a sales returns reserve (contra revenue account) to account for these situations based on historical experience.

We analyze specific accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Accounting for intangible assets and goodwill We review intangible assets, including goodwill, whenever events or changes in circumstances indicate that the carrying amount of these assets may have been impaired. In addition, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, we test goodwill annually for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The implied fair value of goodwill shall be determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. We consider ourselves to be a single reporting unit and therefore any impairment is measured based upon the fair value of the business as a whole. There were no events which triggered the evaluation of impairment to goodwill during the three or nine-month periods ended September 30, 2003.

Accounting for long-lived assets We review property, equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important which could trigger an impairment review include the following (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; (3) significant negative market or economic trends; (4) significant decline in our stock price for a sustained period; and (5) our market capitalization relative to net book value. Recoverability is measured by comparison of the assets’ carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured based on the amount by which the carrying amount of the asset exceeds its expected future discounted cash flow. For the three and nine months ended September 30, 2003 the Company recorded an impairment charge of approximately $890,000 related to identifiable intangibles.

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

Revenue

We had previously classified all soft dollar fees from our NASD brokerage subsidiary as license and development fees. These soft dollar fees reflect transactions relating to licenses of Advent’s products as well as soft dollars fees relating to third party products. Because soft dollar fees from third party products have been increasing as a percentage of total soft dollar fees, and license and development revenues have declined from previous levels, we believe it is more appropriate to exclude soft dollar fees related to third party products from license and development fee revenue. These fees have been reclassified to professional service and other revenue as follows: $1,386,000 for the first quarter of 2003 and $1,953,000, $1,805,000 and $1,947,000 for the first, second and third quarters of 2002, respectively. Soft dollar revenues relating to Advent products remain in license and development fees revenue and accounted for less than 7% of total license and development fees revenues for all periods presented.

Revenue from our project management team had previously been classified in maintenance and other recurring revenue. We have determined this revenue is better classified as professional services revenue, because the project management and consulting teams often work closely together and the nature of the projects is typically not recurring. The amounts reclassified were $734,000 for the first quarter of 2003 and $975,000, $1,215,000 and $946,000 for the first, second and third quarters of 2002, respectively.

Expenses

We reclassified the expenses relating to soft dollar fees for third party products from cost of license to cost of professional services and other. In addition, other reclassifications were made to cost of revenue and operating expenses. In the past, employees in product development, maintenance and professional services were typically called on to assist in the sales process. As a result, a certain proportion of these expenses were allocated to sales and marketing. As our organizational structure matured, the functional groups became more distinct. Our current view of the business is based on a stricter delineation between the functional groups. Overall, cost of revenue increased and operating expenses decreased as a result of these reclassifications by $1,484,000 in the first quarter of 2003 and by $ 1,685,000, $2,051,000 and $2,272,000 in the first, second and third quarters of 2002, respectively.

In addition to our revenue and expense reclassifications described above, reclassifications were also made on our balance sheet and statements of cash flows.

Acquisitions

In May 2003, we purchased all of the common stock of Advent Netherlands BV from our independent European distributor for a total purchase price of $9.6 million, which includes repayment of a loan and is net of approximately $180,000 cash acquired. In addition, there is also a potential earn-out distribution to the selling members of up to $1.6 million through December 31, 2003 under a formula based on revenue results for the eight months ending December 31, 2003 plus 50% of any operating margins which exceed 20% for the year ended December 31, 2004. We determined that the earn-out distribution will be allocated to additional purchase price, if earned. The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the tangible and intangible assets and liabilities acquired on the basis of their respective fair values on the acquisitions date. The results of operations are included in the consolidated financial statements beginning on the acquisition date. See Footnote # 5 of the Condensed Consolidated Financial Statements.

In the second quarter of 2003, we paid $3.4 million of the $3.8 million contingent consideration held in escrow for protection against undisclosed liabilities in connection with the Kinexus acquisition. The payment was accounted for as an increase to goodwill. The remaining $400,000 of contingent consideration was returned to reimburse us for undisclosed liabilities.

In the second quarter of 2003, we paid an additional $250,000 under the NPO Solutions, Inc. earn-out provisions. The payment was accounted for as an increase to goodwill.

Distributor Relationship

We rely on a number of strategic alliances to help us market our products and to leverage our development, sales, and marketing resources. In 1998 we established one such relationship with a company in Scandinavia to distribute our products throughout Scandinavia. In the third quarter of 1999, this distributor formed Advent Europe Holdings (“Advent Europe”). Advent Europe and its subsidiaries have the exclusive right to distribute our software in Europe, excluding certain locations, until October 31, 2005. Incorporated in The Netherlands, Advent Europe is an independent entity and is not financially supported by us and is entirely capitalized by independent third party investors. It makes tax and language modifications to Advent Office to fit the various needs of the local jurisdictions and then markets and licenses the Advent Office suite and related services. All transactions between Advent Europe and us are transacted in U.S. dollars and are arms length transactions. Revenue from sales to this distributor is recognized on a sell-through basis when the distributor submits a signed contract from its customer, the product has been delivered, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured. Our revenues from this distributor in each of the two years ended December 31, 2002 and 2001 and in the nine months ended September 30, 2003, were less than 2% of our total net revenue.

Through October 31, 2005, Advent Europe has the contingent “put” right to require us to purchase any one or any group of its subsidiaries. Our requirement to purchase is contingent upon the distributor achieving specified operating margins in excess of 20% and specified customer satisfaction criteria. The purchase price is equal to two times the preceding twelve months total revenue of the purchased subsidiary, plus potential additional consideration equal to 50% of operating margins that exceed 20%, achieved in the two years subsequent to the acquisition. This purchase price may be varied by mutual agreement. In addition, we have the “call” right to purchase any one or any group of Advent Europe’s subsidiaries under certain conditions. In the event these rights are exercised by us or Advent Europe, the purchase of these subsidiaries would principally result in an increase in intangible assets, goodwill and amortization of intangible assets. In November 2001, we acquired three of Advent Europe’s companies located in Norway, Sweden, and Denmark, in September 2002, we acquired their Greek subsidiary and in May of 2003 we acquired their Dutch subsidiary, Advent Netherlands.

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

Net revenues for the three months ended September 30, 2003, decreased 2% to $34.5 million compared with net revenues of $35.1 million for the three months ended September 30, 2002. Net revenues for the nine months ended September 30, 2003, decreased 19% to $100.3 million compared with net revenues of $123.2 million for the nine months ended September 30, 2002. The decrease in the three month period ended September 30, 2003 was primarily related to a 23% decrease in professional services and other revenues and a 2% decline in license and development revenues offset by a 5% increase in maintenance and other recurring. The decrease in the nine month period ended September 30, 2003, was primarily attributed to a 47% decline in license and development fees and a 31% decline in professional services and other offset by a 4% increase in maintenance and other recurring revenue. The target clients for our products include a range of financial services organizations that manage investment portfolios, including asset managers, investment advisors, brokerage firms, banks, family offices, hedge funds and others. In addition, we target corporations, public funds, universities and non-profit organizations, which also manage investment portfolios and have the same needs. Axys and its related products and services accounted for the majority of net revenues in the three and nine months ended September 30, 2003 and 2002. The success of many of our clients is intrinsically linked to the health of the financial markets. We believe that the demand for our products has been negatively affected by the economic environment, political climate and downturns in the financial markets and information technology spending, and by pending and proposed regulatory activity in the financial services market. These factors have resulted in reduced revenue growth across the industry, longer sales cycles, deferral and delay of information technology projects and generally reduced expenditure for software related services. In addition, our acquisitions of Kinexus and Techfi substantially increased our expenses and did not contribute significantly to revenues. We expect a continued difficult environment for the near term.

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

License Revenue and Development Fees. License and development fees revenue for the three months ended September 30, 2003, were generally flat at $7.1 million compared with license and development fees revenue of $7.2 million for the three months ended September 30, 2002. License and development fees revenue for the nine months ended September 30, 2003, decreased 47% to $20.3 million compared with license and development fees revenue of $38.5 million for the nine months ended September 30, 2002. The decrease in license and development fees for the nine months ended September 30, 2003, was primarily due to decreased revenues from sales of Geneva, and the Advent Office suite of products compared to the same period in 2002 and a decline in the number of large license transactions. Sales of these products decreased principally due to the impact of economic conditions on our clients. License and development fee revenues as a percentage of net revenues were flat at 21% for the three months ended September 30, 2003 and 2002.

License and development fee revenue as a percentage of net revenues decreased to 20% for the nine months ended September 30, 2003 from 31% for the nine months ended September 30, 2002. The decrease in license and development fees revenue as a percentage of net revenues for the nine months ended September 30,

2003, is primarily due to the decline in license revenue of 47% and the 31% decline in professional services revenue compared to the same period in 2002 while maintenance and other recurring revenues have increased approximately 4% during the same year-over-year periods. We typically license our products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the number of site installations and the number of authorized users. We earn development fees when we provide product solutions, which are not part of our standard product offering. For the three and nine months ended September 30, 2003 and 2002, revenue from development fees has been less than 7% of total license and development fees revenue. For the three and nine months ended September 30, 2003 and 2002, soft dollar revenues generated from Advent product and services paid for through soft dollar transactions have represented less than 7% of total license and development revenues.

Maintenance and Other Recurring Revenues. Maintenance and other recurring revenues for the three months ended September 30, 2003, increased 5% to $21.8 million, and compared with $20.7 million for the three months ended September 30, 2002. Maintenance and other recurring revenues for the nine months ended September 30, 2003, increased 4% to $64.1 million, and compared with $61.8 million for the nine months ended September 30, 2002. In the three months ended September 30, 2003, Outsourcing Services and Maintenance contributed equally to the increase in maintenance and other revenues and were offset by a slight decline from the combined revenues of Advent Data and Wealthline Services. In the nine months ended September 30, 2003, Outsourcing Services contributed to the majority of the increase offset in part by slight declines from the combined revenues of Advent Data and Wealthline Services

Maintenance and other recurring revenues as a percentage of net revenues for the three months ended September 30, 2003, were 63% compared with 59%, for the same period in 2002. Maintenance and other recurring revenues as a percentage of net revenues for the nine months ended September 30, 2003, were 64% compared with 50%, for the nine months ended September 30, 2002. The increase in maintenance and other recurring revenues as a percentage of net revenue for the three months ended September 30, 2003, is primarily related to the decrease in professional services revenue of 23% for the same three-month period in 2002. The increase in maintenance and other recurring revenues as a percentage of net revenues for the nine months ended September 30, 2003, is primarily due to the decrease in license revenue of 47% and, to lesser extent, the decrease in professional services revenue of 31% for the same nine month period in 2002.

Professional Services and Other Revenues. Professional services and other revenues decreased 23% to $5.5 million for the three months ended September 30, 2003, compared to $7.1 million for the three months ended September 30, 2002. Professional services and other revenues decreased 31% to $15.8 million for the nine months ended September 30, 2003, compared to $22.9 million for the nine months ended September 30, 2002. The decline in the three month period ended September 30, 2003, was attributed to a decline in general consulting revenues partially offset by an increase in conference revenues which took place in the third quarter of 2003 compared to the second quarter of 2002. The decline in the nine month period ended September 30, 2003, was attributed to a decline in general consulting revenues partially offset by an increase in conference revenues which took place in second and third quarters of 2003 compared to the second and fourth quarters of 2002. The decreases in general consulting are due to a decline in demand resulting from the impact of economic conditions on our clients. The reduction in large license transactions previously noted in our discussion of license and development had a significant impact on our professional services revenue, as these large transactions typically involve significant professional services projects. Professional services and other revenues, as a percentage of net revenues for the three months ended September 30, 2003 decreased to 16% for the three months ended September 30, 2003 from 20% for the three months ended September 30, 2002 primarily due to the 23% decline in net revenue. Professional services and other revenues, as a percentage of net revenues for the nine months ended September 30, 2003 decreased to 16% from 19% for the nine months ended September 30, 2002 primarily due to the 31% decline in net revenue. For the three and nine months ended September 30, 2003 and 2002, commission revenues for third party product soft dollar transactions have represented less than 28% of professional services and other revenues.

COST OF REVENUES

Our cost of revenues is made up of three components: cost of license and development fees; cost of maintenance and other recurring; and cost of professional services and other. Our cost of revenues for the three months ended September 30, 2003, increased 6% to $12.2 million compared with $11.5 million for the three months ended September 30, 2002. Our cost of revenues for the nine months ended September 30, 2003, increased 12% to $37 million compared with $33 million for the nine months ended September 30, 2002. This increase was primarily due to the acquisitions of Techfi, Kinexus and Advent Outsource during 2002. We expect our cost of revenues to decrease in the near term as we continue to realign expenses with our revenue base.

Cost of License and Development Fees. Cost of license and development fees revenue consists primarily of royalties and other fees paid to third parties, the fixed direct labor involved in producing and distributing our software, labor costs associated with generating development fees and cost of product media including duplication, manuals and packaging materials. Cost of license and development fees revenues for the three months ended September 30, 2003 increased 52% to $669,000 compared with $439,000 for the three months ended September 30, 2002. Cost of license and development fees revenues for the nine months ended September 30, 2003 increased 46% to $1.9 million, compared with $1.3 million for the nine months ended September 30, 2002. The increase in cost of license and development fees for both periods is directly related to an increase in royalty payments to third parties associated with our Data Warehouse and Moxy Fix Products. Cost of license and development fees as a percentage of the related revenues for the three months ended September 30, 2003 was 9% compared with 6% for the three months ended September 30, 2002. Cost of license and development fees as a percentage of the related revenues for the nine months ended September 30, 2003 was 9% compared with 3% for the nine months ended September 30, 2002. The increase as a percentage of related revenue for the three-month period ended September 30, 2003, is primarily due to the increase in costs over a flat revenue base. The increase as a percentage of related revenues for the nine-month period ended September 30, 2003, is primarily due to the decrease in revenues of 47% over a 46% increase in costs.

Cost of Maintenance and Other Recurring. Cost of maintenance and other recurring revenues is primarily comprised of the direct costs of providing technical support and other services for recurring revenues and royalties paid to third party subscription-based and transaction-based vendors. Cost of maintenance and other recurring revenues increased 8% to $7.1 million for the three months ended September 30, 2003 compared with $6.5 million for the three months ended September 30, 2002. Cost of maintenance and other recurring revenues increased 23% to $22.1 million for the nine months ended September 30, 2003 compared with $18 million for the nine months ended September 30, 2002. The increase in the three-month period ending September 30, 2003, was primarily due to the acquisition of Advent Outsource. The increase in the nine-month period ended September 30, 2003, was primarily related to the acquisitions of Techfi, Kinexus and Advent Outsource. Cost of maintenance and other recurring revenues as a percentage of the related revenues for the three months ended September 30, 2003 and 2002, remained flat at 32%. Cost of maintenance and other recurring revenues as a percentage of the related revenues for the nine months ended September 30, 2003, increased to 34% from 29%. The increase in the nine-month period ended September 30, 2003, is primarily related to the 23% increase in expense over a 4% increase in revenues.

Cost of Professional Services and Other. Cost of professional services revenue primarily consists of personnel related costs associated with the client services and support organization in providing consulting, custom report writing and conversions of data from clients’ previous systems. Also included are direct costs associated with third-party consultants, travel expenses and soft dollar transactions for third party products. Cost of professional services and other revenues remained approximately flat at $4.4 million for the three months ended September 30, 2003 and $4.5 million for the three months ended September 30, 2002. Cost of professional services and other revenues for the nine months ended September 30, 2003 decreased 5% to $13 million, compared with $13.6 million for the nine months ended September 30, 2002. The decline in costs was primarily attributed to a decline in costs associated with the third party softdollar products. The decline in expenses associated with our headcount reductions were primarily offset by increased expenses for third party consultants for this nine-month period. Cost of professional services as a percentage of related revenues for the three months ended September 30, 2003 increased to 80% compared to 63% for the three months ended September 30, 2002. Cost of professional services as a percentage of related revenues for the nine months ended September 30, 2003 increased to 82% compared to 60% for the nine months ended September 30, 2002. The increase as a percentage of related revenues for the three months ended September 30, 2003, was primarily related to a 23% decrease in revenues over relatively flat expense. The increase as a percentage of revenues for the nine months ended September 30, 2003, was primarily due to a decline in related revenues of 31% and a 5% decline in expenses.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars. Our sales and marketing expenses for the three months ended September 30, 2003, decreased 19% to $11.4 million compared with $14.1 million for the three months ended September 30, 2002. Our sales and marketing expenses for the nine months ended September 30, 2003 decreased 19% to $34 million compared with $42.3 million for the nine months ended September 30, 2002. In the three months ended September 30, 2003, 67% of the decrease was related to a decline in strategic marketing programs and the remaining amount was spread over various sales and marketing expenses. In the nine months ended September 30, 2003, 30% of the decrease was attributed to lower headcount as a result of our restructuring plans implemented in the first and second quarters of 2003, approximately 44% of the decrease was related to a decline in strategic marketing programs and the remaining amount was spread over various sales and marketing expenses. Sales and marketing expenses, as a percentage of net revenues, decreased to 33% for the three months ended September 30, 2003, from 40% for the three months ended September 30, 2002 primarily because sales and marketing expense decreased 19% while revenues only decreased 2% over these same periods. Sales and marketing expenses, as a percentage of net revenues, remained flat at 34% for the nine months ended September 30, 2003 and 2002.

Product Development. Product development expenses consist primarily of salary and benefits for our development staff as well as contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services. Product development expenses for the three months ended September 30, 2003 decreased 24% to $8 million compared with $10.5 million for the three months ended September 30, 2002. Product development expenses for the nine months ended September 30, 2003 decreased 9% to $27 million compared with $29.8 million for the nine months ended September 30, 2002. 72% of the decrease in the three month period ended September 30, 2003, was related to a decline in headcount and the remaining 28% from lower costs for third party contractors. 54% of the decrease in the nine month period ended September 30, 2003, was related to a decline in headcount and 46% from lower costs for third party contractors. Product development expenses, as a percentage of net revenues, decreased to 23% for the three months ended September 30, 2003, compared with 30% for the three months ended September 30, 2002 primarily due to a 24% decline in expenses over relatively flat revenues. Product development expenses, as a percentage of net revenues, increased to 27% for the nine months ended September 30, 2003 compared with 24% for the nine months ended September 30, 2002 primarily due to 19% decrease in net revenues over a 9% decline in expenses compared to the same nine month period in 2002.

General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations and general management, as well as legal and accounting expenses. General and administrative expenses increased 28% to $6.9 million for the three months ended September 30, 2003 compared with $5.3 million for the three months ended September 30, 2002. General and administrative expenses increased 24% to $18.8 million for the nine months ended September 30, 2003 compared with $15.1 million for the nine months ended September 30, 2002. In the three months ended September 30, 2003, the increase was primarily related to increased professional services fees related to compliance and other corporate matters. In the nine months ended September 30, 2003, 44% of the increase was due to a settlement related to a claim brought by a former employee, 33% was due to increased professional services fees related to compliance and other corporate matters and 17% related to increased headcount due to our acquisitions. General and administrative expenses, as a percentage of net revenues, increased to 20% for the three months ended September 30, 2003 from 15% for the three months ended September 30, 2002. General and administrative expenses, as a percentage of net revenues, increased to 19% for the nine months ended September 30, 2003 from 12% for the nine months ended September 30, 2002. These increases as a percentage of net revenue for the three months ended September 30, 2003, was primarily related to a 28% increase in expenses over relatively flat revenues. These increases as a percentage of net revenue for the nine month period ended September 30, 2003, was primarily due an increase in expense of 24% over a 19% decline in revenues.

We expect our operating expenses to decrease in the near term as we continue to realign expenses with our revenue base.

Amortization of Intangibles. We record goodwill and other intangibles based on the application of established valuation techniques using our estimates of market potential, product introductions, technology trends, and other relevant cash flow assumptions. We periodically assess our estimates related to the valuation model to determine if goodwill and other intangible assets acquired have been impaired. Amortization of intangibles increased 18% to $ 3.4 million for the three months ended September 30, 2003 compared with $2.9 million for the same period in 2002. Amortization of other intangibles increased 37% to $10.2 million for the nine months ended September 30, 2003 compared with $7.4 million for the same period in 2002. The increase in the three-month period ended September 30, 2003, was related to the acquisitions of Advent Outsource and Advent Hellas in 2002 and Advent Netherlands, BV in 2003. The increase in the nine-month period ended September 30, 2003, was related to the acquisitions of Kinexus, Techfi, Advent Outsource and Advent Hellas during 2002 and Advent Netherlands, BV in 2003.

RESTRUCTURING AND IMPAIRMENT LOSS

In response to the downturn in the financial services industry, the decline in information technology spending and duplicative efforts in parts of our business as a result of our various acquired businesses we implemented restructuring plans in the first and second quarters of 2003. These plans were implemented to reduce costs and improve operating efficiencies by better aligning our resources to our near term revenue opportunities.

For the nine months ended September 30, 2003, we recorded total restructuring charges of $6.6 million consisting of the first quarter charge of $3.5 million, second quarter charge of $2.7 million and third quarter charge of $394,000. The first quarter expense of $3.5 million consists of $2.1 million related to closing and consolidating excess office space, primarily in New York and Australia, $979,000 related to the termination of 47 employees located primarily in New York and Australia and $410,000 relating to the abandonment and write-off of certain equipment, furniture and leasehold improvements. The second quarter charge of $2.7 million consists primarily of severance and benefits related to the termination of approximately 90 employees or 10% of the company’s work force. These terminations were from functions all across the Company. For the three months ended September 30, 2003, we recorded a restructuring charge of $394,000. These charges consisted of $350,000 of severance and benefits related to additional work force reductions identified in the second quarter but completed in the third quarter and $44,000 related to consolidation of office space.

The following table sets forth an analysis of the components of the restructuring charges and the payments and non-cash charges made against the accrual as of September 30, 2003 (thousands):

	Severance and Benefits	Facility Exit Costs	Property and Equipment Abandoned	Total
Year to date restructuring expense	$4,000	$2,144	$410	$6,554
Reversal of deferred rent related to facilities exited	—	151	—	151
Cash paid	(3,642)	(942)	—	(4,584)
Non-cash charges	(89)	(3)	(410)	(502)

Accrued restructuring at September 30, 2003	$269	$1,350	$—	$1,619

We expect to pay remaining obligations in connection with vacated facilities no later than over the remaining lease terms, which expire on various dates through 2008. The Company expects to record a restructuring expense of approximately $2.5 million in the fourth quarter of 2003. These expenses are related to the elimination of 35 positions from functions across the Company and costs associated with vacating two facilities. We may incur further restructuring charges in 2004 as we continue to evaluate potential consolidation of our facilities and consider further operational efficiencies.

In the third quarter of 2003, the Company recorded an impairment loss of $890,000. This loss was attributed to an impairment of intangible assets acquired as part of our acquisition of ManagerLink in November 2001. When Advent acquired Kinexus in February of 2002, some redundancy existed between the technology acquired from ManagerLink and the technology acquired from Kinexus. We have transitioned business operations off the ManagerLink platform and as of September 30, 2003, the ManagerLink technology was abandoned and the remaining net book value of the ManagerLink intangible assets were written off.

INTEREST INCOME AND OTHER EXPENSE, NET

Interest income and other expense, net, consists primarily of interest income, other-than-temporary losses on our investments in privately held companies, realized gains and losses on short-term investments and miscellaneous non-operating income and expense items such as gains and losses on foreign currency balances. Interest income and other expense, net was a net income of $520,000 for three months ended September 30, 2003, and a net expense of $1.8 million in the three months ended September 30, 2002. Interest income and other expense net, was a net income of $689,000 for the nine months ended September 30, 2003, and was a net expense of $8.1 million in the nine months ended September 30, 2002. The reason for the change in both periods is primarily due to a decline in other-than-temporary losses from our long-term investments, partially offset by lower interest income and other non-operating income. The decline in other-than-temporary losses is primarily due to the write-offs of long-term investments of $9.2 million in the second quarter of 2002 related to our write-off of our investment in Encompys and the write off of $2 million in the third quarter of 2002, related to our write off of our investment in MyCFO. The decrease in interest income of $380,000 from the third quarter of 2002 compared to the third quarter of 2003 and the decrease of $2.1 million from the nine months ended September 30, 2002 compared to the same period in 2003 is primarily due to lower average cash and short-term investment balances and lower average interest rates during 2003.

PROVISION FOR (BENEFITS FROM) INCOME TAXES

For the nine months ended September 30, 2003, we recorded a tax benefit of $11.1 million based on our pre tax loss using an effective tax rate of 33%, which is our anticipated effective tax rate for the fiscal year 2003. Our effective tax rate in 2003 differs from the statutory rate of 35% due to valuation allowances established in 2003 on certain capital losses and utilization of tax credits. The actual effective tax rate for the entire fiscal year could vary substantially depending upon actual results achieved. We had an effective tax rate of 17% for our fiscal year 2002. Our effective tax rate in 2002 differed from the statutory rate of 35% due to capital losses incurred during fiscal 2002, valuation allowances established in 2002 related to acquired companies and our utilization of tax credits. We have a net deferred tax asset of $63.7 million. Realization of this asset is primarily dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. We evaluate on a quarterly basis the recoverability of net deferred tax assets and the level of valuation allowance. When we determine that it is more likely than not that the deferred tax assets are unrealizable, we will increase the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short-term marketable securities of $152 million at September 30, 2003, decreased $21.8 million from $173.8 million at December 31, 2002. The decrease was primarily due to $14.3 million paid for the repurchase of 1,000,000 shares of our common stock at an average price of $14.31, $9.6 million paid for the acquisition of Advent Netherlands BV, and approximately $5.6 million for the purchase of fixed assets, partially offset by approximately $8.1 million received from the issuance of common stock from stock option exercises and our employee stock purchase plan.

The net cash of $178,000 used in operating activities for the nine months ended September 30, 2003, was primarily due to decreases in income taxes receivable, accounts receivable and prepaid and other assets and increases in income taxes payable and deferred revenue. This net decrease was partially offset by a $11.9 million net loss, excluding non-cash items such as depreciation and amortization, the change in deferred income tax assets resulting from the recognition of a tax benefit for the same period and other-than-temporary losses on investments, and by decreases in accounts payable and accrued liabilities. Net cash provided by operating activities decreased $26.8 million in the nine months ended September 30, 2003 compared to the same period in

2002. The decrease primarily resulted from a net loss of $11.9 million, excluding non-cash items, compared to net income of $16.7 million, excluding non-cash items, for the comparable period in 2002 and due to a greater decline in accounts receivable for the nine months ended September 30, 2003 compared to the same period in 2002.

The net cash of $2.6 million provided by investing activities for the nine months ended September 30, 2003, is primarily due to net cash provided from investments in short-term marketable securities, offset in part by the acquisition of Advent Netherlands BV and the acquisition of fixed assets. Net cash provided by investing activities for the nine months ended September 30, 2003 increased $62.3 million compared to net cash used in investing activities for the same period in 2002. This increase was primarily due to a decline in cash used for acquisitions of businesses in the nine months ended September 2003 compared to the same period in 2002, partially offset by a decrease in cash generated from investments in marketable securities and other investments for the same comparative periods.

The net cash of $6.3 million used in financing activities for the nine months ended September 30, 2003, was primarily for the repurchase of our own Common Stock partially offset by proceeds from stock option exercises and stock issued under the employee stock purchase program and decreased $29.9 million from $36.2 million used in financing activities for the same period in 2002.

At September 30, 2003, we had $126.4 million in working capital, down from $161.3 million at December 31, 2002. Our significant capital commitments are our operating lease commitments through 2012 of approximately $49.2 million. Operating lease commitments decreased significantly from December 31, 2002 primarily due to the buy-out of a lease for vacant facility located in downtown Manhattan within a few blocks of the World Trade Center.

Through October 31, 2005, Advent Europe has the contingent “put” right to require us to purchase any one or any group of their subsidiaries. Our requirement to purchase is contingent upon the distributor achieving specified operating margins in excess of 20% and specified customer satisfaction criteria. The purchase price is equal to two times the preceding twelve months total revenue of the purchased subsidiary, plus potential additional consideration equal to 50% of operating margins that exceed 20%, achieved in the two years subsequent to the acquisition. This purchase price may be varied by mutual agreement. In addition, we have the call right to purchase any one or any group of Advent Europe’s subsidiaries under certain conditions. In the event these rights are exercised by us or Advent Europe, the purchase of these subsidiaries would principally result in an increase in intangible assets, goodwill and amortization of intangible assets. We may acquire additional operations from Advent Europe through December of 2005, but do not expect the purchase of any such operations to exceed $10 million.

In the third quarter of 2003, the Compensation Committee of the Board of Directors approved two incentive compensation plans for Advent’s senior executive officers. These plans are intended to motivate the executives, link compensation to the achievement of critical business objectives, and align the interests of executives and shareholders. These plans provide incentive, target-based bonuses to the eligible executives if and when the Company meets certain financial performance objectives. The maximum potential bonus payments that could be paid out between September 30, 2003 and June 30, 2005, is approximately $1.1 million

At September 30, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We May Not Be Able to Maintain Our Historical Growth Rates and Our Operating Results May Fluctuate Significantly.

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

We Depend upon Financial Markets.

The target clients for our products include a range of financial services organizations that manage investment portfolios, including asset managers, investment advisors, brokerage firms, banks, family offices, hedge funds and others. In addition, we target corporations, public funds, universities and non-profit organizations, which also manage investment portfolios and have many of the same needs. The success of many of our clients is intrinsically linked to the health of the financial markets. We believe that demand for our products has been and could continue to be disproportionately affected by fluctuations, disruptions, instability or downturns in the financial services industry which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products. Also, recent investigative efforts in to the Mutual Fund Industry practices could impact our business should that industry experience a decline in business. In addition, a slowdown in formation of new investment firms or a decline in the growth of assets under management would cause a decline in demand for our products. We believe that the downturn in the financial services industry and the decline in information technology spending negatively impacted the demand for our products in the past year and that a continuing uncertainty could have a material adverse effect on our business and results of operations.

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

We Face Intense Competition.

The market for investment management software is intensely competitive and highly fragmented, is subject to rapid change and is extremely sensitive to new product introductions and marketing efforts by industry participants. We experience significant competition from proprietary systems competing indirectly with existing and potential clients, many of whom develop their own software for their particular needs and therefore may be reluctant to license software products offered by independent vendors like Advent. Other competitors include providers of software and related services as well as providers of timeshare services, and include some of the following vendors: Financial Models Company, Inc., CheckFree Corporation, DST Systems, Inc., Schwab Performance Technologies, StatementOne, Inc., Eagle, a subsidiary of Mellon Financial, Thomson Financial, Macgregor Financial Technologies, Charles River Development, Reuters Group PLC, Bloomberg Tradebrook LLC, Eze Castle Software, SS&C Technologies, Inc., and Sungard Data Systems, Inc.

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

The complex process of integrating our acquisitions has required and will continue to require significant resources, particularly in light of our relative inexperience in integrating acquisitions. Integrating these acquisitions has been and will continue to be time consuming, expensive and disruptive to our business. This integration process has strained our managerial controls, and has resulted in the diversion of management and financial resources from our core business objectives. Failure to achieve the anticipated benefits of these acquisitions or to successfully integrate the operations of these entities has and could continue to harm our business, results of operations and cash flows. We may not realize the benefits we anticipate from these acquisitions because of the following significant challenges:

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

Difficulties We May Encounter Managing Changes in the Size of Our Business Could Adversely Affect Our Operating Results.

Our business has experienced years of rapid growth through both internal expansion and acquisitions followed by downsizing, in the last nine months, and those changes have caused and may continue to cause a significant strain on our infrastructure, internal systems and managerial resources. During the current year, we took steps to better align our resources with our operating requirements in order to increase our efficiency. Through these steps, we reduced our headcount and incurred charges for employee severance and excess facility capacity. While we believe that these steps help us achieve greater operating efficiency, we have limited history with such measures and the results of these measures are less than predictable. Additional restructuring efforts may be required. To manage our business effectively, we must continue to improve our infrastructure, including operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization. We believe workforce reductions, management changes and facility consolidation create anxiety and uncertainty and may adversely affect employee morale. These measures could adversely affect our employees that we wish to retain and may also adversely affect our ability to hire new personnel. They may also affect customers. In addition, our revenues may not grow in alignment with our headcount. Integrating our recent acquisitions will complicate these tasks.

We Face Risks Related to Our New Business Areas.

We have expanded in recent periods into a number of new business areas to foster long-term growth, for example international operations, strategic alliances and acquisitions including Advent TrustedNetwork, Advent Outsource and Wealthline. These areas are still relatively new to our product development and sales personnel. New business areas require significant management time and resources prior to generating significant revenues and may divert management from our core business While our traditional offerings are marketed to investment managers and advisors, certain of our new offerings are also targeted for use by our clients’ customers. We may have difficulty creating demand from our client’s customers as we market to them indirectly through our clients. Revenue growth may suffer if we cannot create demand among our clients’ customers.

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

The table below presents principal amounts by expected maturity (in U.S. dollars) and related weighted average interest rates by year of maturity for our investment portfolio (in thousands):

	Estimated Fair Value at September 30, 2003
	Maturing in
	2003	2004	2005	2006	Total
Federal Instruments	$9,388	$3,665	$6,320	$—	$19,373
Weighted Average Interest Rate	2.47%	4.52%	3.11%	—	3.06%

Commercial Paper & Short-Term Obligations	40,486	6,226	—	—	46,712
Weighted Average Interest Rate	1.16%	1.21%	—	—	1.17%

Corporate Notes & Bonds	615	8,384	27,418	3,145	39,562
Weighted Average Interest Rate	6.1%	6.39%	6.69%	4.36%	6.61%
Municipal Notes & Bonds	28	606	—	—	634
Weighted Average Interest Rate	5.80%	5.0%	—	—	5.03%

Asset Backed Securities	1,606	5,806	5,358	—	12,770
Weighted Average Interest Rate	3.10%	4.66%	4.54%	—	4.42%
Corporate Equity Securities	417	—	—	—	417

Total Portfolio	$52,540	$24,687	$39,096	$3,145	$119,468

At September 30, 2003, cash, cash equivalents and short-term marketable securities totaled approximately $152 million, which is comprised of the $119.5 million in our investment portfolio, presented above, and $32.5 million in other cash and cash equivalents.

We also invested in several privately held companies, most of which can still be considered in the start-up or development stages and are classified as “other assets” on our balance sheet. In 2002 we purchased approximately 15% of the outstanding stock of LatentZero Limited (“LatentZero”), a privately held company located in England. Our investment in LatentZero totaled approximately $6.9 million and is accounted for under the equity method of accounting because our Chief Executive Officer, President and Chairman of our Board of Directors is a member of LatentZero’s Board of Directors. Our portion of the net income or losses for this investment has not been significant to date. At September 30, 2003 our net investments in privately held companies including LatentZero were approximately $8.9 million. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of the companies’ industries, the strength of the private equity markets and general market conditions. We could lose our entire initial investment in these companies.

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

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports On Form 8-K

(a) Exhibits

10.11	Summary of Executive Bonus Plans

31.1	Certification by Stephanie G. DiMarco pursuant to Rule 13a-14(a)

31.2	Certification by Graham V. Smith pursuant to Rule 13a-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K

Pursuant to the requirement of Item 12 of Form 8-K, the Company filed reports on Form 8-K July 24, 2003 containing the Company’s press release for their actual result for the three and six months ended June 30, 2003 and on October 23, 2003 containing the Company’s press releases for their actual results, for the three and nine months ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVENT SOFTWARE, INC.

Dated: November 14, 2003	By:	/s/ Graham V. Smith
Graham V. Smith Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer, Principal Accounting Officer)