Form 10-K
period 2003-12-31
ADVENT SOFTWARE INC /DE/
filed 2004-03-12
CIK 1002225

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003.

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

Common Stock, $0.01 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares of the registrant’s Common Stock outstanding as of June 30, 2003 was 32,329,925. The aggregate market value of the registrant’s Common Stock held by non-affiliates, based upon the closing price on June 30, 2003, as reported on the NASDAQ National Market System, was approximately $522 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 20, 2004, there were 33,083,734 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrants definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 2004 are incorporated by reference into Part III of this Form 10-K Report to the extent stated herein.

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

PART I

Item 1. Business

Overview

Advent Software, Inc. (“Advent”, the “Company”, or “we”) was founded and incorporated in 1983 in California and reincorporated in Delaware in November 1995. We offer integrated software solutions for automating and integrating data and work flows across the investment management organization, as well as the information flows between the investment management organization and external parties. Our products are intended to increase operational efficiency, improve the accuracy of client information and enable better decision-making. Each solution focuses on specific mission-critical functions of the investment management organization and is tailored to meet the needs of the particular client, as determined by size, assets under management and complexity of the investment environment.

We also have a wholly-owned subsidiary, Second Street Securities, which is an SEC-registered broker/dealer that provides independent research and brokerage services to institutional investors and registered investment advisors on a fully-disclosed basis. Second Street Securities offers our customers the ability to pay for Advent products and services through brokerage commissions and to “soft dollar” third-party products and services.

Our principal executive offices are located at 301 Brannan Street, San Francisco, California 94107, and our telephone number is (415) 543-7696. Our Internet address is www.advent.com. On our Investor Relations web site, which is accessible through www.advent.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports. All such filings on our Investor Relations web site are available free of charge. Information contained or referenced on our website is not incorporated by reference in and does not form a part of this Annual Report on Form 10-K. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

In March 2003, Graham V. Smith was appointed our Chief Financial Officer. In December 2003, Stephanie G. DiMarco was appointed our Chief Executive Officer, a position she had been holding on an interim basis since May, 2003. In conjunction with her appointment as Chief Executive Officer, Advent Board member, John H. Scully was named Chairman of the Board of Directors.

Advent’s stock symbol is ADVS. Advent’s common stock has traded on the NASDAQ National Market since its initial public offering on November 15, 1995.

Industry Background and Our Clients

Our clients include a range of organizations that manage or advise on financial assets. They include firms such as asset managers, investment advisors, prime brokers, hedge funds, family offices, banks and trusts. Our clients also include corporations, public funds, foundations, universities and non-profit organizations that perform similar portfolio management functions. In 2003, 2002 and 2001, no one customer accounted for more than 10% of our total revenues. Our international revenue accounted for 12% of our net revenues for the year ended December 31, 2003 and less than 8% for each of the years ended December 31, 2002 and 2001.

The investment management industry has experienced periods of both significant growth and contraction, which has led to varying levels of demand for software products that automate and integrate functions within investment management organizations. Nevertheless, investment managers continue to be faced with complex portfolio accounting and management requirements, as well as extensive and evolving industry standards and government regulations, with which they have to comply.

These trends have increased the volume and complexity of information and data flows within investment management organizations and between these organizations and third parties, such as brokerage firms, clients, custodians, banks, pricing services and other data providers. Consequently, in order to operate efficiently, investment management organizations must automate and integrate their mission-critical and labor-intensive functions, including (i) investment decision support; (ii) trade order management and compliance; (iii) portfolio accounting, performance measurement and report generation; and (iv) client relationship management. Investment management organizations historically have relied on internally developed systems, outsourced services or spreadsheet-based systems to manage these information flows. Due to limitations in each of these types of systems, investment management organizations are demanding highly functional, easy-to-use, scalable, flexible and cost-effective software applications that automate and integrate their mission-critical business functions.

Strategy

Prior to 2001, our business strategy was based on being the market leader in portfolio accounting and trade order management for asset managers. From 2001 through the middle of 2003, our strategy focused on growth through the acquisition of additional complementary businesses. During these years, we made five major acquisitions and also acquired all of the common stock of five of our European distributor’s subsidiaries. These acquisitions resulted in substantial duplication and excess capacity in our infrastructure, as well as certain product and service redundancies.

As we pursued this strategy, we were simultaneously engaged in serving asset managers, retail broker/dealers and high net worth individual investors through both in-house and outsourced applications. Because our strategic intent had broadened, our resources became stretched, our expenses increased, and we were forced to focus on managing business models and resolving integration issues outside of our traditional core competencies.

The incremental costs and lower than expected revenues that resulted from pursuing these new markets and from the acquisitions, combined with the weak economic conditions, resulted in losses being incurred in the last three quarters of 2002 and continuing into 2003. Accordingly, in May 2003, we changed our strategy.

Our strategy now consists of the following three phases:

Phase One—May-December 2003. Stabilization and restructuring. We have reduced the cost structure through rationalizing our different businesses, and established a sound business plan based on our established core products.

Phase One included changes in our executive management. We had hired a new Chief Financial Officer, Graham Smith, and Advent’s founder, Stephanie DiMarco, returned as Chief Executive Officer. In addition, we reorganized several functions within Advent and made personnel changes in key positions.

We restructured the business to bring costs more closely in line with revenues. We consolidated office space in the New York City area and closed offices in Melbourne, Australia; Concord, California; and Denver, Colorado. We reduced our workforce from 980 on December 31, 2002 to 764 on December 31, 2003.

In view of the lower than expected revenue outlook for the businesses acquired in 2002, we have lowered costs in all of those businesses. We have significantly reduced our investment in the broker/dealer market by halting development of Techfi’s AdvisorMart Institutional 3.0 product. We have discontinued our Advent Outsource service and replaced it with Advent BackOffice, a service that is more automated and focused on a narrower target market. We have also simplified our consolidated wealth reporting business, Advent Wealth Service, by standardizing on a single technology platform. To support the development of a sound business strategy based on our core products, we re-emphasized “market validation” reviews for key products and services with our customers and prospects as a part of our ongoing business process.

We have completed Phase One, and we have reduced operating costs from a high in the second quarter of 2003 of $32.2 million to $27.4 million in the fourth quarter of 2003.

Phase Two—Early to mid-2004. Foundation building. Our goals are to plan the enhancements to our products and services as a result of the ongoing market validation work, to focus on strong execution, to streamline our internal processes through automation and to ensure that our customers enjoy a high quality relationship with Advent.

Phase Three—Late 2004 onward. Growth and profitability. We will focus on three major revenue sources: (a) Enterprise software; (b) Straight Through Processing and Market Data; and (c) Professional Services and Support.

Enterprise Software. Our goal is to significantly enhance our core portfolio accounting and trade order management applications through continued investment in product development.

STP and Market Data. Our goal is to grow our addressable market by delivering new solutions for investment managers, custodian notifications, and trade order connectivity. We will also improve quality and functionality of existing solutions, leveraging third-party partners, where appropriate.

Professional Services and Support. Our goal is to continuously improve our Professional Services and Support revenue and profitability and, at the same time, build competitive advantage by delivering high quality services that ensure our customers’ total satisfaction and success.

In addition, we continually assess various parts of our business to ensure that they fit with our current strategy, which could result in future divestitures.

Software Products

We offer integrated software solutions for automating and integrating data and work flows across the investment management organization, as well as the information flows between the investment management organization and external parties. Our products are intended to increase operational efficiency, improve the accuracy of client information and enable better decision-making. Each solution focuses on specific mission-critical functions of the investment management organization and is tailored to meet the needs of the particular client, as determined by size, assets under management and complexity of the investment environment.

Advent offers solutions for customers in the following markets:

•	Advent for Asset Managers

•	Advent for Global Asset Managers

•	Advent for Banks and Trusts

•	Advent for Family Offices

•	Advent for Hedge Fund Managers

•	Advent for Fund Administrators

•	Advent for Financial Advisors

These solutions are comprised of various combinations of software products, data integration tools and professional services all aimed at solving our clients’ critical business needs.

Advent Office Products

•	Axys®, introduced in 1993, is a highly functional portfolio accounting and management system for investment management organizations of all sizes. Axys provides investment professionals with broad portfolio accounting functionality, timely decision support, sophisticated performance measurement and flexible reporting. Specifically, clients can record, account for and report on a variety of investment instruments, including equities, fixed income, mutual funds and cash. Axys users gain access on demand to portfolio holdings, asset allocation, realized and unrealized gains and losses, actual and projected income and other valuable data. Portfolio performance can be measured for individual portfolios or related groups, and for any specified time period. Investment professionals can choose from over 200 pre-defined reports with flexible “as of date” reporting, which can be customized as to formats and fonts. In addition, clients can easily generate fully customized reports with the assistance of Report Writer Pro. Axys offers integrated multi-currency capabilities which, among other things, allows reports to be restated in any currency, tracks reclaimable foreign withholding tax and can identify components of return attributable to market prices versus currency rate fluctuations.

Axys also provides integration with a variety of investment tools and data. These tools and data include (i) Moxy, our trade order management solution, (ii) market pricing, corporate actions, analytics and fundamental data via interfaces with data vendors, (iii) automatic data entry and reconciliation of trades via interfaces with the Depository Trust Clearing Corporation (DTCC), brokerage firms and custodians, (iv) integrating through the internet via our custodial data service and software, (vi) internet reporting via Advent Browser Reporting for Enterprise Users and (vii) data extracts in XML format for publishing information from other systems.

•	Advent Partner®, introduced in 1996, is a partnership allocation system that integrates with both Axys and Geneva. This product is specifically designed for hedge funds, fund administrators, prime brokers and accounting firms that face the complex and time-consuming task of consistently and accurately accounting for and reporting on partnerships and hedge funds. This Microsoft SQL Server-based system tracks partner-specific information and handles the complexities of allocating realized and unrealized gains and losses for tax purposes. In addition, Advent Partner, calculates performance incentive and management fees, provides on-demand partner and partnership reporting on an economic or tax allocation basis, and streamlines the production of partnership tax returns.

•	Moxy®, introduced in 1995, automates and streamlines the trading and order management process of partial and complete executions and allows the user to send allocation results using OASYS, an electronic allocation system, to communicate allocations to brokers electronically. Moxy also provides internet-ready electronic order routing based on the industry standard FIX messaging protocol so that Moxy users can route trades electronically to any FIX-compliant broker or crossing network that supports the internet or other TCP/IP connections. Moxy users can choose to route equity orders via SunGard DirectTM, or any electronic communication network which links them to participating brokers and execution venues. Trades are executed, processed, settled and accounted for without manual intervention. Moxy electronically posts allocated trades into Axys on demand, eliminating time-consuming and error-prone manual entry.

•	Qube®, introduced in 1995, is designed to help securities professionals develop and improve client relationships by automating scheduling, tracking client communications and managing client data. Qube integrates with portfolio information in Axys and enables investment professionals to interactively screen client investment profiles and notes of conversations to identify appropriate candidates for various investment opportunities.

•	Rex®, introduced in 1997, enables reconciliation management. REX is integrated with Axys and is designed for firms that want to reconcile electronically information stored in Axys against custodial information. REX works in conjunction with Advent Custodial Data™, which provides data from a firm’s custodians.

•	WealthLine®, introduced in 2002, is a Web-based wealth management-reporting platform providing tools for financial institutions to collaborate with their clients. WealthLine gives financial advisors a sophisticated, customizable, and cost-effective solution for furnishing personalized content and exceptional service to their clients.

•	MyAdvent®, introduced in 2000, provides a browser-based portal to Advent Office allowing investment professionals to quickly view summary information.

•	Advent Browser Reporting® for Enterprise Users, introduced in 1999, allows investment professionals the ability to access Axys from remote locations via the internet and run Axys reports as if they are in their own offices.

•	Advent Warehouse®, introduced in 1998, is a data warehouse solution designed to allow investment professionals to readily access investment data regardless of how the data was created or maintained, without impacting the performance of their high volume transaction-based Advent Office systems.

Global Portfolio Accounting Solutions

•	Geneva®, introduced in 1995 and made commercially available in 1997, is a portfolio accounting system designed to meet the needs of asset managers and service providers with complex, international accounting requirements and/or wide instrument coverage needs. Clients currently include hedge funds, institutional asset managers, prime brokers, and fund administrators. Geneva offers feature-rich accounting, flexible reporting (including profit and loss reporting by strategy) and sophisticated multi-currency capabilities.

Grantmaking Community and Non-profit Organizations

Advent’s wholly-owned subsidiary, MicroEdge, a leading provider of information technology solutions to the grantmaking community, provides the following products:

•	GIFTS®, MicroEdge’s suite of Windows and web-based GIFTS software improves workflow across the full lifecycle of grantmaking from receipt of application through post-grant evaluations and closure. MicroEdge’s robust and customizable solution can be tailored to suit diverse workflow requirements.

•	FIMS™ is a modular, integrated information management system for non-profit organizations with complex fund accounting needs. FIMS utilizes Windows and Internet technologies, along with a single database, in a solution that provides functionality for fund raising, full grants management, pooled investment management including allocations of income and gains, and a sophisticated fund-level general ledger with flexible financial consolidations.

•	FoundationPower™, like FIMS, provides comprehensive fund accounting and grants management features utilizing Windows and Internet technologies. However, FoundationPower is a fully customizable solution developed for individual foundations who wish to reflect their specific procedures, policies and nomenclature within their software application.

Data and Data Integration Services

•	Advent® Custodial Data, introduced in 1997, provides data from a firm’s custodians in a single, secure account at Advent. Advent Custodial Data then electronically feeds all this information into Axys, which allows a firm to further process the data and reconcile it against their own records.

•	Advent Corporate Actions®, introduced in 1999, is a comprehensive, integrated corporate actions module that integrates with Axys to automate and simplify the process of manually tracking and processing corporate actions.

•	Advent® Wealth Service, introduced in 2002, is an outsourced data management, reconciliation and reporting service for family offices, private client enterprises and high net worth advisors and managers. Advent Wealth Service provides 100% account coverage by combining the power of the industry’s broadest electronic account information network with Advent’s high quality data management and account consolidation services. Using Advent Wealth Service, advisors and managers can report on in-house managed accounts and externally managed accounts, view complete asset allocation information, and provide holistic advice to their clients.

•	Advent® Market Data, introduced in 1999, is our subscription-based and transaction-based service which allows clients to (1) download pricing, corporate actions and other data from third party vendors such as Interactive Data Corporation and (2) interface with the DTCC, certain brokerage firms and custodians for trading activity.

Outsourced Solutions

•	Advent® BackOffice Service, introduced in November 2003, delivers an outsourced, daily reconciliation and portfolio reporting service. Firms that subscribe to Advent BackOffice Service can run performance reports locally using their own version of Axys, or remotely via an Internet browser. Advent BackOffice Service is attractive to firms that may not have the resources to manage, support, and administer these operations in-house.

•	AdvisorMart®, released in 2000, is a secure, hosted on-line consolidated reporting and portfolio management system for financial planners and individual advisors.

Support and Maintenance Services

Due to the mission-critical nature of our products, most clients purchase annual support and maintenance, which entitles them to technical support through our Client Services group and product upgrades as they become available. We continually upgrade and enhance our products to respond to changing market needs, evolving regulatory requirements and new technologies.

Professional Services

Professional services consist of consulting, project management, implementation, integration, custom report writing, and training. Many of our clients purchase consulting services from us to support their implementations, assist in the conversion of their historical data and provide ongoing training and education. Consulting services may be required for as little as two days or for up to several months for large implementations. We believe that consulting services facilitate a client’s early success with our products, strengthen the relationship with the client and generate valuable feedback for our product development group.

Alliance Program

Our Alliance Program is designed to benefit both our clients and our partners. The program provides a formal process through which partners can develop, promote, and sell their products, services, and solutions in conjunction with our solutions. Our Alliance Program was created to further extend our product and service offerings.

Sales and Marketing

We primarily license and sell our products and services through a direct sales organization comprised of both field sales and telesales representatives. Our sales force is organized by product and customer type as follows:

•	Geneva sales, selling solutions based on Geneva, Partner and Moxy and associated services into the prime broker, hedge fund, fund administrator, global asset management and mutual fund markets;
•	Large Account sales, selling solutions based on Axys, Partner, Moxy, Qube, Rex, Wealthline and other associated products and services into asset managers, banks and trusts, hedge funds, family offices and financial advisors with over $1 billion of assets under management;

•	Small/Medium Account sales, selling solutions based on Axys, Partner, Moxy, Qube, Rex, Wealthline and other associated products and services into asset managers, banks and trusts, hedge funds, family offices and financial advisors with under $1 billion of assets under management; and

•	Grantmaking, Community and Non-profit Organizations sales, selling Gifts, FIMS and FoundationPower products and services.

We have sales offices in San Francisco, California; New York, New York; Cambridge, Massachusetts; Oslo, Norway; Stockholm, Sweden; Copenhagen, Denmark; Brussels, Belgium; Amsterdam, the Netherlands; Luxembourg; and Athens, Greece. In addition, we use Advent Europe, an independent distributor, to sell our products in certain parts of Europe and the Middle East. See “Distributor Relationship” for additional information regarding our relationship with Advent Europe.

Our marketing organization is responsible for assessing market opportunities, collaborating with our product development organization on product planning and management, and providing support to the sales organization through lead generation activities, sales training, and the provision of marketing events, such as seminars, and marketing materials. Our marketing organization also coordinates our market validation process, through which we interview existing clients and sales prospects, and gather information to define the scope, features and functionality of new products and product upgrades.

Product Development

Our product development organization builds product enhancements and new products, incorporates new technologies into exisiting products and sustains the quality of our current products. In 2003, 2002, and 2001 our product development expenditures were $34.9 million, $40.4 million, and $28.2 million, respectively. Our product development activities include the identification and validation of product specifications as well as engineering, quality assurance and documentation.

Our new products and product upgrades require varying degrees of development time, depending upon the complexity of the accounting requirements and securities regulations which they are intended to address, as well as the number and type of features incorporated. To date, we have primarily relied upon the internal development of our products. We have in the past acquired, and may again in the future acquire, additional technologies or products from third parties. We intend to continue to support industry standard operating environments, client/server architectures and network protocols. To date, all product development costs have been expensed as incurred, other than purchased technology.

Competition

The market for investment management software is characterized by the relative size of the organizations that manage and advise on investment portfolios. The market is intensely competitive and highly fragmented, subject to rapid change and is sensitive to new product introductions and marketing efforts by industry participants. Our competitors include providers of software and related services as well as providers of outsourced services. Competitors vary in size, scope of services offered and platforms supported. Our largest single source of competition is our existing and potential clients, many of whom develop their own software for their particular needs and therefore may be reluctant to license software products offered by independent vendors such as Advent. In addition, we compete with the following vendors: Beauchamp, Charles River Development, CheckFree Corporation, Divisions of Sunguard, Eagle, a subsidiary of Mellon Financial Corporation, Eze Castle Software, Financial Models Company, Inc., FT Integretorsia, Indata, Linedata, Macgregor Financial Technologies, Schwab Performance Technologies, SS&C Technologies, Inc., and the Portia Division of Thomson Financial. We believe that the most predominant competitive differentiators are product performance and functionality, ease of use, scalability, the ability to integrate external data sources, product and company reputation, client service and price.

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

Employees

As of December 31, 2003, we had 764 employees, including 79 in sales, 132 in professional services, 35 in marketing, 215 in product development, 165 in client services and support and 138 in finance, administration, operations and general management. Of these employees, 741 were located in the United States and 23 were based in Europe. We endeavor to maintain competitive compensation, benefits, equity participation and work environment policies in order to attract and retain qualified personnel. Our success depends to a significant extent upon the continued contributions of our senior management and other key personnel, many of whom would be difficult to replace. The loss of the service of one or more senior managers, or other employees could have a material adverse effect upon our business, operating results and financial condition. None of our employees are represented by a labor union. We have not experienced any work stoppages and we believe our employee relations are good.

Executive Officers of Registrant

The following sets forth certain information regarding the executive officers of Advent as of February 29, 2004:

Name	Age	Position
Stephanie G. DiMarco	46	Chief Executive Officer and President
Lily S. Chang	55	Executive Vice President and Chief Technology Officer
John P. Geraci	51	Executive Vice President, Sales and Services
Dan T. H. Nye	37	Executive Vice President, Marketing and Client Services
Graham V. Smith	44	Executive Vice President, Chief Financial Officer and Secretary

Ms. DiMarco founded Advent in June 1983. She served as Chairman of the Board from November 1995 until December 2003. Ms. DiMarco currently serves as Chief Executive Officer and President since her permanent appointment to the position in December 2003 after serving on an interim basis from May 2003. Previously, she had served as President since founding Advent until April 1997 and as Chief Executive Officer until November 1999. She is a member of the Board of Trustees of the UC Berkeley Foundation, serves on the Advisory Board of the College of Engineering at the University of California, Berkeley, and is a San Francisco Foundation board member and a member of its Investment and Audit committees. Ms. DiMarco holds a B.S. in Business Administration from the University of California at Berkeley.

Ms. Chang joined Advent in May 1993 as Vice President, Technology. In April 1997, Ms. Chang was promoted to Executive Vice President, Technology and was also named Chief Technology Officer. From July 1989 to May 1993, Ms. Chang held various positions, including Vice President, Strategic Accounts and Vice President of Oracle Financial Applications, with Oracle Corporation, a software licensing and services business. Ms. Chang holds a B.S. in Biochemistry from Taiwan University.

Mr. Geraci joined Advent Software in April 2001 and in August 2001 became an Executive Vice President. Mr. Geraci has 21 years of experience in the applications software industry. Prior to joining Advent, Mr. Geraci spent three and one-half years with IMI Software as President of IMI Americas and Chief Operating Officer. IMI specialized in complex, mission critical order management software. Additionally, Mr. Geraci was Senior Vice President of Western Europe for MSA Software as well as President of Information Associates. Prior to his business experience, Mr. Geraci spent six years in the United States Army. He received a Bachelors degree from the US Military Academy at West Point and an Executive M.B.A. from Emory University.

Mr. Nye joined Advent in April 2002 as Executive Vice President. He is responsible for Marketing and Client Services. From 1995 to 2001, Mr. Nye worked at software maker Intuit where he held various management positions including Vice President and General Manager of the Small Business Division, Vice President and General Manager of the International Division, and Director of Marketing for Small Business Products. From 1994 to 1995 Mr. Nye served in the Corporate Marketing Group at Intel Corporation and held various brand management roles at Proctor and Gamble between 1988 and 1992. Mr. Nye received an M.B.A. from Harvard Business School and a B.A. from Hamilton College.

Mr. Smith joined Advent in January of 2003 as Executive Vice President, Treasurer and Chief Financial Officer designate. Mr. Smith was appointed Chief Financial Officer and Secretary in March 2003. From 2002 to 2003 Mr. Smith served as Chief Financial Officer of Vitria Technology, an enterprise application integration software company. From 1998 to 2002 Mr. Smith served as Chief Financial Officer of Nuance Communications, a voice recognition software company. From 1987 to 1998 Mr. Smith worked for the Oracle Corporation in a various senior finance roles, most recently as Vice President of Finance for worldwide operations. Mr. Smith holds a B.Sc. from Bristol University in England and is a member of the Institute of Chartered Accountants in England and Wales.

Item 2. Properties

Our principal executive offices are located in San Francisco, California. The table below summarizes the properties that we leased as of December 31, 2003:

Location	Square Footage

United States:

San Francisco, CA (3 properties)	155,103

Concord, CA*	12,525

Denver, CO*	10,700

New York, NY (3 properties)*	76,390

New Rochelle, NY	12,535

Pittsburgh, PA	250

Cambridge, MA	7,905

Summit, NJ	1,800

Concord, NH (2 properties)	7,395

Excelsior, MN	2,235

Europe:

Copenhagen, Denmark	2,679

Oslo, Norway	3,002

Stockholm, Sweden	1,323

Helsinki, Finland	753

Athens, Greece	1,076

Amsterdam, Netherlands	3,077

Total leased square footage	298,748

*	As part of our restructuring activities during 2003, we vacated the facilities in Concord, CA, Denver, CO and one facility in New York, NY of approximately 17,000 square feet. Subsequent to the end of 2003, we terminated our lease agreement for the Denver, CO property and entered into a sub-lease agreement for the New York property.

We continue to assess our needs with respect to office space and and may in the future vacate additional facilities.

Item 3. Legal Proceedings

From time to time we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

Item 4. Submission of Matters to a Vote of Stockholders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholders Matters

Our common stock is listed on the NASDAQ National Market under the symbol “ADVS”. The table below shows the range of high and low reported sale prices on the NASDAQ National Market for our common stock for the periods indicated.

	High	Low
Year Ended December 31, 2003
First quarter	$15.259	$11.120
Second quarter	19.700	11.300
Third quarter	18.850	15.300
Fourth quarter	19.510	15.960

Year Ended December 31, 2002
First quarter	$62.170	$44.410
Second quarter	58.790	20.900
Third quarter	25.958	11.440
Fourth quarter	17.500	9.780

As of February 20, 2004, there were 72 holders of record of our common stock. Brokers and other institutions hold many of such shares on behalf of stockholders. We estimate the total number of stockholders represented by these record holders to be approximately 7,200.

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings to fund development and growth of our business and do not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Financial Data

The following selected financial data are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
STATEMENT OF OPERATIONS
Net revenues	$137,159	$159,436	$170,215	$134,931	$101,560
Gross margin	80,135	109,764	131,837	104,279	78,234
Income (loss) from operations	(39,659)	(15,533)	41,400	32,282	21,833
Net income (loss)	(97,543)	(19,236)	31,465	25,774	17,443
Basic net income (loss) per share	(3.00)	(0.57)	0.98	0.86	0.64
Diluted net income (loss) per share	(3.00)	(0.57)	0.89	0.75	0.58

BALANCE SHEET
Cash, cash equivalents and and marketable securities	$160,072	$173,829	$288,550	$152,432	$119,126
Working capital	127,791	161,347	311,264	160,994	121,871
Total assets	344,946	433,910	456,021	247,835	192,542
Long-term liabilities	5,150	5,479	1,684	1,231	824
Stockholders’ equity	278,459	373,355	404,389	209,601	160,659

(1)

During 2003, we changed our classification of certain revenues, cost of revenues and operating expense items. In addition, we changed our classification of related amounts on the balance sheet between accounts receivable, prepaid expenses and accrued liabilities. We also began presenting amortization of developed technology within cost of revenues. All prior period amounts have been reclassified to conform to the current presentation. See “Reclassifications” within Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on these reclassifications.

(2)	Our results of operations for 2003 included a provision for income taxes of $59.4 million as a result of recording a full valuation allowance against our deferred tax assets in the United States, and restructuring charges of $9.1 million.
(3)	Our results of operations for 2002 included an overall decline in revenues and a write-down of $13.5 million for other-than-temporary declines in the estimated fair market value of our privately-held investments and additional intangible amortization expense.
(4)	On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangibles Assets” which required that goodwill no longer be amortized.
(5)	In 2001, we raised net proceeds of $138 million in a secondary offering of our common stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

During 2003, we made a number of changes in our senior management team and Board, including the appointment of Graham Smith as Chief Financial Officer in March 2003, the appointment of Stephanie DiMarco, who founded Advent in 1983, initially as interim Chief Executive Officer and President in May 2003 and then as permanent Chief Executive Officer and President in December 2003. John H. Scully was appointed to our Board in October 2003 and subsequently appointed Chairman in December 2003.

Since May, our priorities have been to scale our business to appropriate expense levels and to build a sound business plan based on our established core products, which will lead to sustainable growth and profitability. This “back-to-basics” model is a significant change from our strategy in 2001 and 2002, when we focused on growth by acquisition and broadening product and service offerings, many of which were outside of our core product or service offerings.

Scaling our business to appropriate expense levels

During 2003, we have been restructuring our operations in order to bring costs more into line with estimated revenues. We consolidated office space in the New York City area and closed offices in Melbourne, Australia; Concord, California; and Denver, Colorado. We have also relocated certain employees from three buildings in San Francisco, California, to two buildings. We reduced our workforce from 980 on December 31, 2002 to 764 on December 31, 2003. We lowered costs in our other recently acquired businesses: we ceased investing in certain products for the institutional broker/dealer market; we narrowed our customer focus and automated processes in outsourcing services; and we standardized on a single technology platform in our consolidated wealth reporting business. Further cost reduction measures were implemented across all functions. Consequently, quarterly operating expenses were reduced from a high in second quarter 2003 of $32.2 million to $27.4 million in the fourth quarter 2003.

We generated net losses in each quarter of 2003. Under applicable accounting principles, based on our history of consecutive losses since the second quarter of 2002, we determined that it was more likely than not that we would not realize any value for our net deferred tax assets, and we established a valuation allowance equal to 100% of the amount of these assets. Accordingly, we recorded a provision for income taxes in 2003 of $59.4 million. Income tax expense recorded in the future will be reduced to the extent sufficient positive evidence materializes to support a reversal of, or decrease in, the valuation allowance.

As a result of the restructuring and cost-reduction activities, we had $7.2 million of positive cash flow from operations in the fourth quarter of 2003 and had positive cash flow from operations of $7.0 million for 2003.

Focus on core business

In 2001 and 2002, we acquired six new businesses: Rex Partners, L.P., NPO Solutions, ManagerLink.com, Kinexus, Techfi, and Outsource Data Management, LLC. In the same periods, we also acquired our Scandinavian and Greek distributors’ operations. The result of this acquisition strategy was that management increasingly was focused on issues associated with integrating a broad set of new businesses which in turn distracted senior management’s attention from Advent’s well-established core business.

During this period, adverse economic conditions and potential new regulations affected our customers and prospects in the financial services sector. These conditions resulted in longer and less predictable sales cycles and caused existing and potential clients to decrease or delay their purchases of our software and related products and services.

In response to these conditions, we are re-focusing the company on our well-established core business, by reducing expenditures in our recently acquired businesses, realigning our sales organization, changing the priorities of our product development organization, and taking a more disciplined approach to execution.

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

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2003. We believe our most critical accounting policies and estimates include the following:

•	revenue recognition;

•	income taxes;

•	impairment of long-lived assets; and

•	restructuring expenses and related accruals.

Revenue recognition. We recognize revenue from software licenses, development fees, maintenance, other recurring revenues, professional services and other revenues. In addition, we earn commissions from customers who use our broker/dealer, Second Street Securities, to “soft dollar” the purchase of non-Advent product and services. “Soft dollaring” enables the customers to use the commissions earned on trades to pay all or part of the fees owed to us for non-Advent products or services. The commission revenues earned from “soft dollaring” non-Advent products or services are recorded as other revenues in professional services and other revenues on our Consolidated Statements of Operations.

We offer a wide variety of products and services to a large number of financially sophisticated customers. While many of our lower priced license transactions, maintenance contracts, subscription-based transactions and professional services projects conform to a standard structure, many of our larger transactions are complex and may require significant review and judgment in our application of generally accepted accounting principles.

Software license and development fees. We recognize revenue from the licensing of software when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. We use a signed license agreement as evidence of an arrangement. Sales through our distributors, primarily Advent Europe Holdings, our European distributor, are evidenced by a master agreement governing the relationship together with binding order forms and signed contracts from the distributor’s customers. Revenue is recognized upon shipment to the distributor’s customer and when all other revenue recognition criteria have been met. Delivery occurs when product is delivered to a common carrier F.O.B shipping point. While many of our arrangements generally do not include acceptance provisions, certain complex deals may involve acceptance criteria. If acceptance provisions are provided, delivery is deemed to occur upon acceptance. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. We assess whether the collectibility of the resulting receivable is reasonably assured based on a number of factors, including the credit worthiness of the customer determined through review of credit reports, our transaction history with the customer, and other available information and pertinent country risk if the customer is located outside of the United States. Software licenses are sold with maintenance and, frequently, professional services. We allocate revenue to delivered components, normally the license component of the arrangement, using the residual value method, based on objective evidence of the fair value of the undelivered elements, which is specific to us. We offer term licenses as an alternative to perpetual licenses and recognize revenue for term licenses ratably over the period of the contract term. To date, revenue from term licenses has not been material. However, we expect term licenses to increase as a proportion of total licenses in the future.

Development fees are derived from contracts that we have entered into with other companies, including customers and development partners. Agreements for which we receive development fees generally provide for the development of technologies and products that are expected to become part of our product offerings in the future. Revenues for license development projects are recognized primarily using the percentage-of-completion method of accounting, based on costs incurred to date compared with the estimated cost of completion.

If a customer chooses to enter into a “soft dollar” arrangement through our in-house broker/dealer subsidiary, Second Street Securities, the “soft dollar” arrangement does not change or modify the original fixed or determinable fee in the written contract. The customer is required to pay the original fee within one year. If insufficient trading volume is generated to pay the entire original fee within one year, the customer is still required to render payment within one year. If the customer chooses to use a third-party broker/dealer, the original payment terms apply, regardless of the arrangement with the third-party broker/dealer. The option to “soft dollar” a transaction does not alter the underlying revenue recognition for the transaction; all the revenue recognition criteria listed in the “Software license” section above must be assessed in determining how the revenue will be recognized.

Our standard practice is to enforce our contract terms and not allow our customers to return software. We have, however, on limited occasions allowed customers to return software and have recorded sales returns reserves as offsets to revenue in the period the sales return becomes probable.

We do have three situations where we provide a contractual limited right of return to end-user customers only: in shrink-wrap license agreements for Advent product, our MicroEdge product and our NPO product. The shrink-wrap license agreement for Advent product provides for a right of return within seven days of delivery of the software. The MicroEdge software license agreements allow for a thirty-day money back guarantee. The NPO license agreement allows for a seven-day right of return. We recognize revenue on delivery since the fee is fixed and determinable, the buyer is obligated to pay, the risk of loss passes to the customer, and we have the ability to estimate returns. Our ability to estimate returns is based on a long history of experience with relatively homogenous transactions and the fact that the return period is short. We have recorded a sales returns reserve (contra revenue account) to account for these situations based on our historical experience.

Maintenance and other recurring revenues. We offer annual maintenance programs that provide for technical support and updates to our software products. Maintenance fees are charged in the initial licensing year and for renewals of annual maintenance in subsequent years. We offer other recurring revenue services that are either subscription-based or transaction-based, and primarily include the provision of software interfaces to, and the capability to download securities information from, third party data providers. Fair value for maintenance is based upon renewal rates stated in the contracts or, in limited cases, separate sales of renewals to other customers. We recognize revenue for maintenance ratably over the contract term. We recognize revenue from recurring revenue transactions either ratably over the subscription period or as the transactions occur.

Subscription-based revenues and any related set-up fees are recognized ratably over the term of the agreement.

Professional services and other revenues. We offer a variety of professional services that include project management, implementation, data conversion, integration, custom report writing and training. Fair value for professional services is based upon separate sales of these services by us to other customers. Our professional services are generally billed based on hourly rates together with reimbursement for travel and accommodation expenses. Our professional services and other revenue also include revenue from our semi-annual user conferences. We recognize revenue as these professional services are performed.

Commission revenues received from “soft dollar” transactions for products and services not related to Advent products and services are recorded as other revenues. Revenues for these “soft dollar” transactions are recognized on a trade-date basis as securities transactions occur.

Income taxes. We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require us to evaluate whether or not we will realize a benefit from net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Significant factors considered by management in assessing the need for a valuation allowance include the following:

•	our historical operating results;

•	the length of time over which the differences will be realized;

•	tax planning opportunities; and

•	expectations for future earnings.

In considering whether or not we will realize a benefit from net deferred tax assets, recent losses must be given substantially more weight than any projections of future profitability. In the fourth quarter of 2003, we determined that, under applicable accounting principles, based on our history of consecutive losses since the second quarter of 2002, it was more likely than not that we would not realize any value for our net deferred tax assets. Accordingly, we established a valuation allowance equal to 100% of the amount of these assets. Income tax expense recorded in the future will be reduced to the extent sufficient positive evidence materializes to support a reversal of, or decrease in, the valuation allowance.

Impairment of long-lived assets. We review our goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable, or at least once a year. We are required to test our goodwill for impairment at the reporting unit level. We have determined that we have only one reporting unit. The test for goodwill impairment is a two-step process:

•	The first step compares the fair value of our reporting unit with its carrying amount, including goodwill. If the fair value of our reporting unit exceeds its carrying amount, goodwill of our reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary.

•	The second step, used to measure the amount of impairment loss, compares the implied fair value of our reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of our reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

During the fourth quarter of 2003, as part of our annual impairment test, we completed the first step which did not indicate impairment. Therefore, the second step of the impairment test was not necessary.

We review our other long-lived assets including property and equipment and other intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative market or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

Recoverability is measured by a comparison of the assets’ carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured based on the amount by which the carrying amount of the asset exceeds its fair value.

We hold minority interests in several privately held companies having operations or technology in areas within our strategic focus. Most of these investments can be considered in the start-up or developing stages and are classified as other assets on our balance sheet. One of these investments is accounted for under the equity method of accounting. Our portion of net income and losses for this investment has not been significant to date. We record an investment write-down when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. We estimate an investment’s carrying value based primarily on its revenue and implied valuation based on revenue multiples for similar public companies, supplemented by any recent valuation events, such as an equity financing.

Restructuring expenses and related accruals. During 2003, we developed and implemented formalized plans for restructuring our business to better align our resources to market conditions and recorded significant charges. In connection with these plans, we recorded estimated expenses for severance and benefits, lease cancellations, asset write-offs and other restructuring costs. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating real estate market conditions for expected vacancy periods and sub-lease rents. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

Acquisitions

In May 2003, we purchased all of the common stock of Advent Netherlands BV from our independent European distributor, Advent Europe, for cash consideration of $9.5 million and $69,000 in acquisition costs. There is also a potential earn-out distribution to the selling members of up to $1.6 million through December 31, 2003 under a formula based on revenue results for the eight months ended December 31, 2003 plus 50% of any operating margins which exceed 20% for the year ending December 31, 2004. The earn-out distribution will be allocated to goodwill, if earned. Through December 31, 2003, no additional consideration had been earned or paid.

The acquisition was accounted for as a purchase transaction and accordingly, the tangible assets and liabilities acquired were recorded at their fair value at the date of acquisition. The amounts allocated to identifiable intangibles were determined based upon management’s estimates using established valuation techniques. The results of operations of Advent Netherlands BV were included in our consolidated financial statements subsequent to the acquisition date.

The allocation of the Advent Netherlands BV purchase price was as follows:

	Estimated Remaining Useful Life	Purchase Price Allocation
		(in thousands)
Goodwill		$8,908
Customer relationships	5 Years	347
Sub-licensing agreement	5 Years	1,875
Non-compete agreements	1 Year	70
Tangible assets		1,809
Current liabilities		(2,600)
Deferred tax liabilities		(800)

Total purchase price		$9,609

In 2002, we acquired Kinexus Corporation, Techfi Corporation, Advent Hellas, and Advent Outsource Data Management, LLC for a total purchase price of $75.8 million.

In 2001, we acquired Rex Development Partners, L.P., NPO Solutions, Managerlink.com and European distributors in Denmark, Norway and Sweden for a total purchase price of $33.9 million.

For additional information regarding these acquisitions, see Note 3 of the Notes to Consolidated Financial Statements.

Distributor Relationship

We rely on a number of alliances to help us achieve market acceptance of our products and to leverage our development, sales, and marketing resources. In 1998 we established one such relationship with a company in Scandinavia to distribute our products throughout Scandinavia. In the third quarter of 1999, this distributor formed Advent Europe. Advent Europe and its subsidiaries have the exclusive right to distribute our software products, excluding Geneva, in certain locations in Europe and the Middle East. This right expires on a territory-specific basis, the earliest of which is July 1, 2004 and the latest is October 31, 2005, subject to achieving certain revenue levels. Incorporated in the Netherlands, Advent Europe is an independent entity and is not financially backed by us and is entirely capitalized by independent third party investors. It makes tax and language modifications to our software products to fit the various needs of the local jurisdictions and then markets and licenses the products and related services. All transactions between Advent Europe and us are at arms-length. Our revenues from this distributor in each of the three years ended December 31, 2003, 2002 and 2001 were less than 4% of our total net revenue.

Through October 31, 2005, Advent Europe has the contingent “put” right to require us to purchase any one or any group of its subsidiaries. Our requirement to purchase is contingent upon the distributor achieving specified operating margins in excess of 20% and specified customer satisfaction criteria. The purchase price is equal to two times the preceding twelve months total revenue of the purchased subsidiary, plus potential additional consideration equal to 50% of operating margins that exceed 20%, achieved in the two years subsequent to the acquisition. This purchase price may be varied by mutual agreement. In addition, we have the “call” right to purchase any one or any group of Advent Europe’s subsidiaries under certain conditions. In the event these rights are exercised by us or Advent Europe, the purchase of these subsidiaries would principally result in an increase in intangible assets, goodwill and amortization of intangible assets. In March 2004, our Board approved a letter of intent to purchase certain subsidiaries and assets of Advent Europe for approximately $2.5 million in cash with additional potential consideration of approximately $6.2 million. See Note 12 of the Notes to Consolidated Financial Statements for additional information.

Common Stock Repurchases

In the first quarter of 2003, we repurchased and retired 1,000,000 shares of our Common Stock at an average price of $14.31 per share.

In May and June 2002, our Board of Directors authorized the repurchase of 1,000,000 and 2,000,000 shares, respectively. During 2002, we repurchased and retired 2,355,000 shares of our Common Stock for which we paid $49.7 million at an average price of $21.09 per share.

In September and October 2001 we repurchased and retired 430,000 shares of our own Common Stock under a program approved by our Board of Directors in March 2001 to repurchase up to 1,000,000 shares from time to time. We paid $14.8 million at an average price of $34.44 per share.

We periodically consider whether to repurchase shares of our common stock. However, we do not expect to repurchase shares of our common stock in the first quarter of 2004.

Employee Stock Option Exchange Program

In November 2002, we commenced a voluntary stock option exchange program made available to certain eligible employees of the Company. The Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Chief Technology Officer and Executive Vice President of Corporate Development were specifically excluded from participating in the exchange program. Under this program, eligible employees were given the option to cancel each outstanding stock option granted to them at an exercise price greater than or equal to $20 per share, in exchange for a new option to buy 0.8 shares of the Company’s Common Stock to be granted on June 5, 2003, six months and one day from December 4, 2002, the expiration date of the offer, and the date the old options of the participating employees were cancelled. Additionally, options granted in the six months prior to this exchange offer, irrespective of their exercise prices, were cancelled for all employees who elected to participate in the exchange program. There was no credit given for option vesting during the period between cancellation of the outstanding option and the grant of the new option. The exercise price of the new options is $18.88, equal to the fair market value of the Company’s Common Stock on the date of grant. In total, 3,336,504 option shares were eligible to participate in this program and 2,462,102 options were surrendered for cancellation ranging in exercise price from $17.39 to $60.375 with a weighted average exercise price of $47.33 per share. The exchange program did not result in additional compensation charges.

Reclassifications

Certain prior period amounts, as detailed below, have been reclassified to conform to the current year presentation to better reflect our view of the current business. These reclassifications do not affect total net revenues, net income or loss cash flows, or stockholders’ equity.

Revenues. We had previously classified all “soft dollar” fees from our broker/dealer subsidiary as license and development fees. These “soft dollar” fees reflect transactions relating to licenses of Advent’s products and services as well as “soft dollar” fees relating to third party products and services. Because “soft dollar” fees from third party products and services have been increasing as a percentage of total “soft dollar” fees, and license and development revenues have declined from previous levels, we believe it is more appropriate to exclude “soft dollar” fees related to third party products and services from license and development fees revenue, and we began presenting these amounts as professional services and other revenue. The amounts reclassified were $5.7 million and $5.3 million for 2002 and 2001, respectively. “Soft dollar” revenues relating to Advent products and services remain in license and development fees revenue and accounted for less than 7% of total license and development fees revenue for all periods presented.

Revenue from our project management team had previously been classified in maintenance and other recurring revenue. We have determined this revenue is better classified as professional services revenue, because the project management and consulting teams often work closely together and the nature of the projects is now typically non-recurring. The amounts reclassified were $3.1 million and $3.5 million for 2002 and 2001, respectively.

Expenses. We reclassified the expenses relating to “soft dollar” fees for third party products from cost of license to cost of professional services and other. In addition, other reclassifications were made to cost of revenues and operating expenses. In the past, employees in product development, maintenance and professional services were typically called on to assist in the sales process. As a result, a certain proportion of these expenses were allocated to sales and marketing. As our organizational structure matured, the functional groups became more distinct. Our current view of the business is based on a stricter delineation between the functional groups. Overall, cost of revenues increased and operating expenses decreased as a result of these reclassifications by $ 6.0 million and $6.9 million in 2002 and 2001, respectively.

In addition to our revenue and expense reclassifications described above, reclassifications were also made on our balance sheets and statements of cash flows.

Amortization of Developed Technology. In the fourth quarter of 2003, we began presenting amortization of developed technology within cost of revenues. Through our various acquisitions, we have purchased technologies which are either licensed directly to our customers or used internally to provide services to our customers for which we derive revenue. As a result of our acquisitions from 2001 through the middle of 2003, the amortization related to purchased technology has increased. We believe that presenting this amortization within cost of revenues more accurately presents our total cost of revenues and gross margin. We have reclassified $6.6 million and $4.8 million for 2002 and 2001, respectively, which were previously included in amortization of other intangibles within operating expenses, to amortization of developed technology within cost of revenues.

Results Of Operations For The Years Ended December 31, 2003, 2002 and 2001

The following table sets forth, for the periods indicated, certain financial information as a percentage of total net revenues:

	Year Ended December 31,
	2003	2002	2001
Net revenues:
License and development fees	21%	29%	46%
Maintenance and other recurring	63	52	38
Professional services and other	16	19	16

Total net revenues	100	100	100

Cost of revenues:
License and development fees	2	1	2
Maintenance and other recurring	22	16	11
Professional services and other	13	11	9
Amortization of developed technology	5	3	1

Total cost of revenues	42	31	23

Gross margin	58	69	77

Operating expenses:
Sales and marketing	33	36	26
Product development	25	25	17
General and administrative	17	13	9
Amortization of other intangibles	6	4	2
Purchased in-process research and development	—	1	—
Restructuring charges	7	—	—

Total operating expenses	88	79	53

Income (loss) from operations	(30)	(10)	24
Interest income and other expense, net	3	4	5
Loss on investments	(1)	(8)	(1)

Income (loss) before income taxes	(28)	(14)	28
Provision for (benefit from) income taxes	43	(2)	10

Net income (loss)	(71)	(12)	18

REVENUES

	2003	2002	2001
	(in thousands, except percentages)
Net revenues	$137,159	$159,436	$170,215
Change over prior year	$(22,277)	$(10,779)
Percent change over prior year	(14)%	(6)%

Our net revenues are made up of three components: license and development fees; maintenance and other recurring; and professional services and other. License revenues are derived from the licensing of software products, while development fees are derived from development contracts that we have entered into with other companies, including customers and development partners. Maintenance and other recurring revenues are derived from maintenance fees charged in the initial licensing year, renewals of annual maintenance services in subsequent years and recurring revenues derived from our subscription-based and transaction-based services. Professional services and other revenues include fees for consulting, training services, “soft dollaring” of third-party products and services and our user conferences.

Net revenues in 2003 continued to be impacted by adverse economic conditions, resulting in reduced information technology spending by some of our customers and reduced demand for many of our products and services. The decrease in net revenues in 2003 reflected declines in license and development fees and professional services and other, respectively, partially offset by an increase in maintenance and other recurring revenues, as well as increased revenue from international sales. Net revenues in 2002 also declined due to adverse economic conditions and the significant downturn in the financial markets, resulting in reduced spending by our customers and delayed purchases of our products. In 2002, license and development fees declined significantly, partially offset by a strong increase in maintenance and other recurring revenues as well as a slight increase in professional services and other. The same economic factors impacted revenues across the industry in these two years, resulting in longer sales cycles, deferral and delay of information technology projects and generally reduced expenditures for software related services. During the second half of 2003, the trend in spending by our customers began to stabilize and we experienced higher levels of revenues. Going forward, we expect normal seasonal weakness to result in lower revenues in the first quarter of 2004 as compared to the fourth quarter of 2003, followed by some stabilization and growth as the year progresses. However, we continue to expect a difficult business environment and limited visibility.

International sales represented 12% of our net revenues in 2003, compared to less than 8% in 2002 and 2001. The revenues from customers in any single country did not exceed 10% of total revenues.

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

License Revenue and Development Fees

	2003	2002	2001
	(in thousands, except percentages)
License and development fees	$29,386	$46,260	$78,257
Percentage of net revenues	21%	29%	46%
Change over prior year	$(16,874)	$(31,997)
Percentage change over prior year	(36)%	(41)%

The decline in license and development fees revenue in 2003 primarily reflected the continuing adverse economic and industry conditions resulting in reduced capital spending by some of our customers. The decrease primarily reflected lower license fees from certain strategic relationships and lower revenues from sales of Axys, Partner, Moxy, Qube, and other associated products, particularly with larger customers. The decline in 2002 primarily reflected adverse economic conditions and economic uncertainty. The corresponding downturn in financial markets resulted in some of our customers reducing and postponing orders. The decrease in license and development fees revenue in 2002 was due primarily to decreased sales of Geneva and the Advent Office suite of products. These declines in revenues in 2003 and 2002 reflected a decline in both size and volume of our software sales. The reluctance of some of our customers to commit to new software purchases also resulted in the significant decline in license and development fees revenue as a percentage of net revenues in 2003 and 2002. License and development fees revenue stabilized and then increased in the second half of 2003. We expect seasonal weakness to impact license and development fees revenue in the first quarter of 2004. We expect license and development fees revenues to increase moderately for the full year. For each of the periods presented, the Advent Office suite of products, including Axys, Moxy, Partner and Qube, accounted for the majority of license revenue.

We typically license our products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the number of site installations, the number of authorized users and the customer’s line of business. Our pricing can vary in different market segments to maintain our competitive position. We earn development fees when we provide product solutions that are not part of our standard product offering but that will be incorporated into our future releases. For the year ended December 31, 2003, 2002 and 2001, revenue from development fees has been less than 5% of total license and development fees revenue.

For each year ended December 31, 2003, 2002 and 2001, revenues generated from Advent product and services paid for through “soft dollar” transactions represented less than 7% of total license and development fees revenue.

Maintenance and Other Recurring Revenues

	2003	2002	2001
	(in thousands, except percentages)
Maintenance and other recurring	$86,483	$83,359	$64,187
Percent of net revenues	63%	52%	38%
Change over prior year	$3,124	$19,172
Percent change over prior year	4%	30%

Maintenance and other recurring revenues increased in 2003, reflecting continuing maintenance revenues from our established customer base, as well as a full year of recurring revenue from our outsourcing services following the acquisitions of Kinexus, Techfi and Advent Outsource in 2002, and a decrease in our Advent Wealth Services revenues offset by increased demand for our data services. The increase in 2002 was due primarily to the growth in our customer base and increased revenue from our Advent Custodial Data services as well as our other data feed revenue sources. Revenue associated with our acquisitions of Kinexus in February 2002, Techfi in July 2002 and Advent Outsource in November 2002 and increased demand for pricing data and other data services associated with our Wealth Management Solutions also contributed to increased maintenance and other recurring revenues in 2002. We expect that maintenance and recurring revenues will be reasonably flat in the first quarter of 2004, with slight increases each quarter for the remainder of 2004.

Professional Services and Other Revenues

	2003	2002	2001
	(in thousands, except percentages)
Professional services and other	$21,290	$29,817	$27,771
Percent of net revenues	16%	19%	16%
Change over prior year	$(8,527)	$2,046
Percent change over prior year	(29)%	7%

The decline in professional services and other revenues in 2003 partially reflected lower consulting revenues as a result of lower new license sales, reduced demand for our other professional services such as training and custom work, as well as a decline in revenues earned from third party products paid for through soft dollar transactions. Our consulting revenues are generally proportional to sales of our software products, which declined in 2003. The increase in professional services and other revenue in 2002 was primarily due to higher revenues earned from third party products paid for through soft dollar transactions, partially offset by a decrease in general consulting revenues as a result of the decrease in license revenues. We expect that professional services and other revenue will decrease in the first quarter of 2004, followed by slight increases, in proportion to license revenue, in the subsequent quarters of 2004. Increases or decreases in consulting revenues generally lag corresponding increases or decreases in license revenues by one to two quarters.

COST OF REVENUES

	2003	2002	2001
	(in thousands, except percentages)
Total cost of revenues	$57,024	$49,672	$38,378
Percent of net revenues	42%	31%	23%
Change over prior year	$7,352	$11,294
Percent change over prior year	15%	29%

Our cost of revenues is made up of four components: cost of license and development fees; cost of maintenance and other recurring; cost of professional services and other; and amortization of developed technology.

Cost of License and Development Fees

	2003	2002	2001
	(in thousands, except percentages)
Cost of license and development fees	$2,460	$1,877	$2,909
Percent of license revenues	8%	4%	4%
Change over prior year	$583	$(1,032)
Percent change over prior year	31%	(35)%

Cost of license and development fees consist primarily of royalties and other fees paid to third parties, the fixed direct labor involved in producing and distributing our software, labor costs associated with generating development fees and cost of product media including duplication, manuals and packaging materials. The increase in 2003 primarily reflected an increase in royalty payments and commissions to third parties associated with our Data Warehouse, MoxyFIX and Geneva products. The decrease in 2002 was primarily related to reduced royalties as the product mix in license and development fees revenues changed. The increase as a percentage of license revenues in 2003 is primarily due to the decrease of revenues compared to fixed costs associated with our product distribution, and to a lesser extent, product mix. We expect cost of license and development fees in 2004 to be flat compared with 2003.

Cost of Maintenance and Other Recurring

	2003	2002	2001
	(in thousands, except percentages)
Cost of maintenance and other recurring	$30,396	$25,141	$18,432
Percent of maintenance revenues	35%	30%	29%
Change over prior year	$5,255	$6,709
Percent change over prior year	21%	36%

Cost of maintenance and other recurring revenues is primarily comprised of the direct costs of providing technical support and other services for recurring revenues and royalties paid to third party subscription-based and transaction-based vendors. The increase in 2003 primarily reflected a full year of revenue and related costs following the acquisitions of Techfi, Kinexus and Advent Outsource in 2002 and a write-off of $1.8 million related to internally developed software that we abandoned. The increase in 2002 was primarily related to the inclusion of expenses following the acquisition of Kinexus. We expect cost of maintenance and other recurring revenues in 2004 to be flat to slightly down compared with 2003.

Cost of Professional Services and Other

	2003	2002	2001
	(in thousands, except percentages)
Cost of professional services and other	$17,601	$17,807	$15,169
Percent of professional services revenues	83%	60%	55%
Change over prior year	$(206)	$2,638
Percent change over prior year	(1)%	17%

Cost of professional services revenues primarily consists of personnel related costs associated with providing consulting, custom report writing and training. Also included are direct costs associated with contractors, travel expenses and “soft dollar” transactions for third party products. The slight decrease in 2003 resulted primarily from a decline in costs associated with third party soft-dollar products and services and headcount reductions, in our consulting organization, offset by an increase in contractor costs. The increase in 2002 was primarily related to growth in costs of third party products and services paid for through “soft dollars.” The increase as a percentage of related revenues in 2003 was primarily due to a 28% decrease in revenues over relatively flat expenses. We expect cost of professional services and other revenues in 2004 to be flat to slightly down compared with 2003.

Amortization of developed technology

	2003	2002	2001
	(in thousands, except percentages)
Amortization of developed technology	$6,567	$4,847	$1,868
Percent of net revenues	5%	3%	1%
Change over prior year	$1,720	$2,979
Percent change over prior year	35%	159%

Amortization of developed technology represents amortization of acquisition-related intangible assets. The increase in amortization in 2003 reflects a full year of amortization following the acquisitions of Advent Outsource, Techfi and Kinexus in 2002, as well as the write-off of $887,000 of developed technology acquired as part of the acquisition of certain assets of ManagerLink.com. When we acquired Kinexus in 2002, we acquired certain technology which made the ManagerLink technology redundant. In 2003, we transferred business operations off the ManagerLink platform and abandoned those assets. The increase in amortization in 2002 reflects the acquisitions made during 2002, as well as a full year of amortization of intangible assets acquired following the acquisitions of Rex Development Partners, L. P., NPO Solutions, ManagerLink.com and our Scandinavian distributors in Denmark, Norway and Sweden in 2001. We expect amortization of developed technology to be approximately $5.2 million in 2004.

OPERATING EXPENSES

Sales and Marketing

	2003	2002	2001
	(in thousands, except percentages)
Sales and marketing	$44,754	$56,577	$44,540
Percent of net revenues	33%	35%	26%
Change over prior year	$(11,823)	$12,037
Percent change over prior year	(21)%	27%

Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars. The decrease in expenses in 2003 was due primarily to lower headcount as a result of our restructuring activities implemented during 2003, and to a lesser extent, a decline in strategic marketing programs. The increase in expense in 2002 was due to an increase in sales and marketing personnel primarily related to our acquisitions of Kinexus, Techfi, Advent Outsource and Advent Hellas, and increased marketing programs targeting our core markets and our wealth management initiatives such as Advent Wealth Service and Wealthline. We expect sales and marketing expenses in 2004 to be flat to slightly down compared with 2003.

Product Development

	2003	2002	2001
	(in thousands, except percentages)
Product development	$34,857	$40,352	$28,247
Percent of net revenues	25%	25%	17%
Change over prior year	$(5,495)	$12,105
Percent change over prior year	(14)%	43%

Product development expenses consist primarily of salary and benefits for our development staff as well as contractors’ fees and other costs associated with the enhancements of existing products and development of new products. The decrease in expenses in 2003 was due primarily to a decline in headcount as a result of our restructuring activities and lower costs for contractors. The increase in expenses in 2002 was due primarily to growth in personnel as we increased our product development efforts to accelerate the rate of product enhancements and new product introductions, such as Geneva, and our wealth management initiatives related to Advent Wealth Service and Wealthline in connection with our acquisitions of Kinexus and Techfi. We expect product development expenses in 2004 to be flat to slightly down compared with 2003.

General and Administrative

	2003	2002	2001
	(in thousands, except percentages)
General and administrative	$23,217	$20,903	$14,824
Percent of net revenues	17%	13%	9%
Change over prior year	$2,314	$6,079
Percent change over prior year	11%	41%

General and administrative expenses consist primarily of personnel costs for finance, administration, operations and general management, as well as legal and accounting expenses. The increase in 2003 was primarily due to severance costs for a senior executive and settlement of litigation, partially offset by our restructuring activities and reduction in headcount. The increase in 2002 was due to increased personnel hired early in the year in expectation of continued growth of the business, an increase in personnel related to the acquisitions of Kinexus and Techfi and an increase in legal fees due to certain litigation matters. We expect general and administrative expenses to be approximately $1 million higher in the first quarter of 2004 than in the fourth quarter of 2003 as a result of a litigation settlement for which we recorded a benefit of $0.8 million in the fourth quarter of 2003, but to remain flat to slightly down for the full year of 2004 compared with 2003.

Amortization of Other Intangibles

	2003	2002	2001
	(in thousands, except percentages)
Amortization of other intangibles	$7,854	$6,015	$2,826
Percent of net revenues	6%	4%	2%
Change over prior year	$1,839	$3,189
Percent change over prior year	31%	113%

Amortization of other intangibles represents amortization of non-technology related intangible assets, as well as goodwill amortization in 2001. On January 1, 2002, we adopted SFAS 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. In accordance with Statement of Financial Accounting Standard (SFAS) No. 142, we continued to amortize goodwill related to acquisitions completed prior to July 1, 2001, through December 31, 2001. The increases in amortization in 2003 and 2002 reflected the acquisitions of Advent Outsource, Techfi, Kinexus, ManagerLink.com, NPO Solutions and our European subsidiaries in the Netherlands, Greece, Denmark, Norway and Sweden. We expect amortization of other intangibles to be approximately $8.1 million in 2004.

Purchased in-process research and development: Purchased in-process research and development (“IPR&D”) of $1.5 million was incurred in the third quarter of 2002 in conjunction with our acquisition of Techfi. This amount represented the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition date, had not yet reached technological feasibility. The cash flow projections for revenues were based on estimated projected revenue and expenses beyond 2003 and expected industry benchmarks. Revenue estimates also included an estimated annual attrition percentage to account for the fact that, as time passed, the portion of projected revenue attributable to purchased IPR&D technologies would become less as newer technology replaced the capabilities and functionality of the purchased IPR&D technologies. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at after-tax cash flows. Projected operating expenses included costs of goods sold, research and development, sales and marketing expenses, general and administrative expenses, including estimated costs to maintain the products once they had been introduced into the market and were generating revenue. The rates utilized to discount projected cash flows were 20% to 35% for in-process technologies and were based primarily on rates of return and the overall level of market acceptance and the amount of time each respective technology had been in the marketplace. The project was completed in 2002 within the budgeted guidelines.

Restructuring charges: In response to the downturn in the financial services industry, the decline in information technology spending and duplicative efforts in parts of our business as a result of various acquisitions, we implemented several phases of restructuring during 2003. These plans were implemented to reduce costs and improve operating efficiencies by better aligning our resources to our near-term revenue opportunities.

For the year ended December 31, 2003, we recorded total restructuring charges of $9.1 million consisting of $5 million for severance and benefits associated with a workforce reduction of 176 employees, $3.2 million for costs to exit leased facilities, and $0.9 million for the write-off of property and equipment.

The workforce reduction of 176 employees consisted of 39 employees in client services and support, 25 employees in professional services, 46 employees in product development, 42 employees in sales and marketing and 24 employees in general and administrative functions. These employees were located in San Francisco, California; New York, New York; Denver, Colorado; Concord, California; and Melbourne, Australia. Included in the charge is $90,000 for non-cash severance associated with modification to a former employee’s stock options. The Company also incurred charges associated with consolidating office space in the New York City area and vacating facilities in Melbourne, Australia; Concord, California; and Denver, Colorado. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through 2008. The write-off of property and equipment consisted primarily of leasehold improvements, computer equipment and related software, and office equipment, furniture and fixtures which were abandoned as a result of vacating various facilities.

As of December 31, 2003 the remaining excess facility costs of $2.2 million are stated at estimated fair value, net of estimated sublease income of $1.1 million. We expect to pay the remaining obligations in connection with vacated facilities over the remaining lease terms, which will expire on various dates through 2008. We expect to pay the remaining severance and benefits of $164,000 in the first two quarters of 2004. As a result of our restructuring activities implemented during 2003, we have reduced our total expenses by approximately $20 million on an annual basis.

In 2004, we expect to incur additional restructuring charges of approximately $2 million to $5 million as we identify opportunities to further reduce costs, particularly those associated with our real estate leases.

Interest income and other expense, net: Interest income and other expense, net consists of interest income, realized gains and losses on short-term investments and foreign currency gains and losses. Interest income and other expense, net was $3.5 million, $5.9 million and $8.3 million in 2003, 2002, and 2001, respectively. The decreases in interest income and other expense, net for 2003 and 2002 reflected lower average cash and short-term investment balances and lower average interest rates.

Loss on investments: Loss on investments includes other-than-temporary losses on our investments in privately held companies. We recorded write-downs of $2 million, $13.5 million and $2 million in 2003, 2002 and 2001, respectively, on these investments. The loss on investments in 2002 consisted primarily of a write-off of $9 million of our investment in Encompys and a $2 million write-off of our investment in myCFO, Inc. We do not anticipate any loss on investments in 2004; however, we will continue to evaluate our investments in accordance with generally accepted accounting principles and our internal policies.

Provision for income taxes: During 2003, we established a full valuation allowance against our deferred tax assets in the United States because we determined it is more likely than not that these deferred tax assets will not be realized in the foreseeable future. As a result, the provision for income taxes was $59.4 million in 2003 as compared to a benefit from income taxes of $4 million in 2002 and a provision for income taxes of $16.2 million in 2001, with an effective tax rate of 155.8% (provision) in 2003, 17.1% (benefit) in 2002, and 34% (provision) in 2001. As of December 31, 2003, we made no provision for a cumulative total of $5 million of undistributed earnings for certain non-U.S. subsidiaries, which have been or are intended to be permanently reinvested.

Liquidity and Capital Resources

Our cash and cash equivalents, and marketable securities at December 31, 2003 were $160.1 million, compared with $173.8 million at December 31, 2002 and $288.6 million at December 31, 2001.

Cash flows from Operating Activities

Our cash flows from operating activities represent the most significant source of funding for our operations. Operating activities provided $7 million, $30 million and $43 million in 2003, 2002 and 2001, respectively. Our cash provided by operating activities has followed the trend in our net revenues, declining in each of the past two years. Our net loss in 2003 was significantly offset by non-cash charges, while our net loss in 2002 was more than offset by these charges. Non-cash charges include deferred income taxes, depreciation, amortization, other-than-temporary losses from investments, and non-cash restructuring charges.

Collections on our accounts receivable represent the major source of our operating cash. Our accounts receivable balance decreased $5 million and $22.6 million in 2003 and 2002, respectively, representing lower levels of revenue and improved collection efforts. Accounts receivable increased $17.7 million in 2001 representing increased revenue compared with the prior year.

The major use of our operating cash is to fund obligations which flow through our accounts payable and accrued liabilities, such as funding of payroll and related benefits, rent, facilities costs, insurance, professional fees and other costs incurred in our normal operations.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, amount of revenue deferred, collection of accounts receivable, and timing of payments.

Cash Flows from Investing Activities

Net cash provided by investing activities in 2003 of $0.6 million consisted of net sales and maturities of marketable securities of $17.3 million, partially offset by $9.9 million used for the acquisition of Advent Netherlands BV and purchases of property and equipment of $6.8 million.

Net cash used in investing activities in 2002 of $83.7 million consisted of $89 million used in connection with our acquisitions of Kinexus, Techfi, Advent Hellas, Advent Outsource and earn-outs related to the acquisition of NPO Solutions, net purchases of non-marketable investments of $8.1 million, purchases of property and equipment of $6.7 million and $6.1 million used for deposits, partially offset by net sales and maturities of marketable securities of $26.2 million.

Net cash used in investing activities in 2001 of $119.7 million consisted of $44.1 million to acquire or make investments in complementary businesses and technologies, net purchases of marketable securities of $66.5 million and purchases of property and equipment of $9.1 million.

In March 2004, our Board approved a letter of intent to purchase certain subsidiaries and assets of our independent European distributor, Advent Europe, for approximately $2.5 million in cash with additional potential consideration of approximately $6.2 million. See Note 12 of the Notes to Consolidated Financial Statements for additional information. Going forward, we may consider acquiring additional businesses from time to time. We do not expect a significant change in our expenditures for property and equipment in 2004.

Cash Flows from Financing Activities

Net cash used in financing activities in 2003 of $3.9 million reflected the repurchase of one million shares of our common stock for $14.3 million and principal payments on capital leases of $0.1 million, partially offset by stock issued through employee stock purchase and stock option plans of $10.6 million.

Net cash used in financing activities in 2002 of $34.3 million reflected the repurchase of 2.4 million shares of our common stock for $49.7 million and principal payments on capital leases of $0.1 million, partially offset by stock issued through employee stock purchase and stock option plans of $15.5 million.

Net cash provided by financing activities in 2001 of $146.6 million reflected net proceeds from a secondary offering of our common stock of $138 million, stock issued through employee stock purchase and stock option plans of $18.3 million and proceeds from the issuance of warrants of $5 million, partially offset by the repurchase of our common stock of $14.8 million.

We periodically consider whether to repurchase shares of our common stock. However, we do not expect to repurchase shares of our common stock during the first quarter of 2004.

At December 31, 2003, we had $127.8 million in working capital, down from $161.3 million at December 31, 2002. We currently have no significant capital commitments other than commitments under our operating leases, which declined from $64.4 million at December 31, 2002 to $46.2 million at December 31, 2003, as a result of exiting various facilities as part of our restructuring activities.

The following table summarizes our contractual cash obligations:

	2004	2005	2006	2007	2008 and Thereafter	Total
	(in thousands)
Operating lease obligations	$8,640	$8,629	$8,166	$6,645	$14,080	$46,160

At December 31, 2003 and 2002, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We have taken numerous actions over the last year to strengthen our cash position and balance sheet and to improve our ability to generate positive cash flow from operating activities. Many of these actions were taken in in the last half of 2003 in order to offset the negative impacts of the economic downturn and decreased information technology spending which negatively impacted our net revenues.

Based upon our past performance and current expectations, we believe that our cash and cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, investment requirements and financing activities for at least the next twelve months.

New Accounting Pronouncement

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes where (a) the equity investors in the entity do not have the characteristics of a controlling financial interest or (b) the equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both (primary beneficiary). The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after March 15, 2004. Disclosure requirements apply to any financial statements issued after January 31, 2003. We continue to evaluate the provisions of FIN 46 with respect to our independent European distributor to determine whether this distributor is a variable interest entity and, if so, if we are the primary beneficiary. It is reasonably possible that we would have to consolidate this distributor, but we do not believe it will have a material impact on our financial results.

RISK FACTORS AND OTHER TRENDS AND UNCERTAINTIES AFFECTING FUTURE OPERATIONS

Investors should carefully consider the risks described below before making an investment decision. These risks are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Form 10-K Report, including our consolidated financial statements and related notes.

Our Operating Results May Fluctuate Significantly.

Licenses into multi-user networked environments have varied both in individual size and number, and the timing and size of individual license transactions are important factors in quarterly operating results. The sales and contracting cycles for these transactions are often lengthy and unpredictable. We may not be successful in closing large license transactions such as these on a timely basis or at all. Accordingly, because revenues from large licenses may vary as a portion of our net revenues, the timing of such licenses causes additional variability in our quarterly operating results. Software product backlog at the beginning of any quarter typically represents an immaterial portion of that quarter’s expected revenues. Our expense levels are based in significant part on our expectations of future revenues and therefore are relatively fixed in the short term. Due to the fixed nature of these expenses combined with the relatively high gross margin historically achieved on products, an unanticipated decline in net revenues in any particular quarter may adversely affect our operating results. We have often recognized a substantial portion of each quarter’s license revenues in the last month, weeks or even days of the quarter. As a result, the magnitude of quarterly fluctuations in revenue or earnings may not be evident until late in or after the close of a particular quarter and a disruption late in the quarter may have a disproportionately large negative impact on our quarterly results. These factors have impacted and may continue to impact our results.

In addition, we experience seasonality in our license revenue. The fourth quarter of the year typically has the highest license revenue, followed by lower revenue in the first quarter of the succeeding year. We believe that this seasonality results primarily from customer budgeting cycles. We expect this seasonality to continue in the future.

Because of the above factors, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance.

Our Sales Cycle is Long and We Have Limited Ability to Forecast the Timing and Amount of Specific Sales.

The purchase of our software products often requires prospective customers to provide significant executive-level sponsorship and to make major systems architecture decisions. As a result, we must generally engage in a relatively lengthy sales and contracting effort. Sales transactions may therefore be delayed during the customer decision process because we must provide a significant level of education to prospective customers regarding the use and benefit of our products. This has been exacerbated by the adverse economic conditions that are causing existing and potential clients to reduce or cancel expenditures and delay decisions related to acquisition of software and related services. As a result, the sales cycle associated with the purchase of our solution is typically between two and twelve months depending upon the size of the client, and is subject to a number of significant risks over which we have little or no control, including customers’ budgeting constraints, internal selection procedures, and changes in customer personnel, among others. As a result of a lengthy and unpredictable sales cycle, we have limited ability to forecast the timing and amount of specific license sales. The timing of large individual license sales is especially difficult to forecast, and we may not be successful in closing large license transactions on a timely basis or at all. In addition, customers may postpone their purchases of our existing products or product enhancements in advance of the anticipated introduction of new products or product enhancements by us or our competitors. Because our expenses are relatively fixed in the near term, any shortfall from anticipated revenues could result in a significant variation in our operating results from quarter to quarter.

We Depend upon Financial Markets.

The target clients for our products include a range of financial services organizations that manage investment portfolios, including asset managers, investment advisors, brokerage firms, banks, family offices, hedge funds and others. In addition, we target corporations, public funds, universities and non-profit organizations, which also manage investment portfolios and have many of the same needs. The success of many of our clients is intrinsically linked to the health of the financial markets. We believe that demand for our solutions has been, and could continue to be, disproportionately affected by fluctuations, disruptions, instability or downturns in the financial services industry which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products. Also, recent investigative efforts into various Mutual Fund industry practices could impact our business if that industry experiences a decline in its business. In addition, a slowdown in the formation of new investment firms or a decline in the growth of assets under management would cause a decline in demand for our solutions. We believe that the downturn in the financial services industry and the decline in information technology spending continued to negatively impact the demand for our products in the past two years, and that continuing uncertainty about financial markets and the financial services sector could have a material adverse effect on our business and results of operations.

We Depend Heavily on Our Product, Axys.

Historically, we have derived a majority of our net revenues from the licensing of Axys, and related ancillary products and services. In addition, many of our other applications, such as Partner, Moxy, Qube and various data interfaces were designed to operate with Axys to provide an integrated solution. As a result, we believe that for the foreseeable future a majority of our net revenues will depend upon continued market acceptance of Axys, enhancements or upgrades to Axys and related products and services. As our clients include a range of organizations, including asset managers, investment advisors, brokerage firms, banks, family offices, hedge funds and others, the degree of continued market acceptance will also depend on the number of firms within each type of organization and the degree to which Axys previously penetrated those firms.

Adverse Economic Conditions May Reduce Our Revenues.

We believe that the market for large investment management software systems may be negatively impacted by a number of factors, including reductions in capital expenditures by large customers, poor performance of major financial markets, and increasing competition. Those factors may, in turn, give rise to a number of market trends which we have experienced in the past two years that have slowed revenue growth across the industry, including longer sales and contracting cycles, deferral or delay of information technology projects and generally reduced expenditures for software and related services. If the downturn in the financial services industry and information technology spending continues, the presence of these factors in the market for large investment management solutions will likely materially adversely affect our business and results of operations.

We Face Intense Competition.

The market for investment management software is intensely competitive and highly fragmented, is subject to rapid change and is sensitive to new product introductions and marketing efforts by industry participants. Our largest single source of competition is from proprietary systems used by existing and potential clients, many of whom develop their own software for their particular needs and therefore may be reluctant to license software products offered by independent vendors like Advent. Other competitors include providers of software and related services as well as providers of outsourced services, and include some of the following vendors: Beauchamp, Charles River Development, CheckFree Corporation, Divisions of Sunguard, Eagle, a subsidiary of Mellon Financial Corporation, Eze Castle Software, Financial Models Company, Inc., FT Integretorsia, Indata, Linedata, Macgregor Financial Technologies, Schwab Performance Technologies, SS&C Technologies, Inc., and the Portia Division of Thomson Financial.

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

We Must Continue to Introduce New Products and Product Enhancements.

The market for our products is characterized by rapid technological change, changes in customer demands and evolving industry standards. New products based on new technologies or new industry standards can render existing products obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop new products or product enhancements that address the future needs of our target markets and to respond to these changing standards and practices. We may not be successful in developing, introducing and marketing new products or product enhancements on a timely and cost effective basis, or at all, and our new products and product enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. Delays in the commencement of commercial shipments of new products or enhancements may result in client dissatisfaction and delay or loss of product revenues. If we are unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or client requirements, or if new products or new versions of existing products do not achieve market acceptance, our business would be seriously harmed. In addition, our ability to develop new products and product enhancements is dependent upon the products of other software vendors, including certain system software vendors, such as Microsoft Corporation, Sun Microsystems, database vendors and development tool vendors. If the products of such vendors have design defects or flaws, are unexpectedly delayed in their introduction, or are unavailable on acceptable terms, our business could be seriously harmed. Our software products are complex and may contain undetected defects or errors when first introduced or as new versions are released. Although we have not experienced adverse effects resulting from any software errors, we cannot be sure that, despite testing by us and our clients, defects or errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could seriously harm our business.

We Must Retain Key Employees and Recruit Qualified Technical and Sales Personnel.

We believe that our success will depend on the continued employment of our senior management and other key personnel. Additionally, our continued success depends, in part, on our ability to identify, attract, motivate and retain qualified technical, sales and other personnel. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, backgrounds and industry experience. The loss of the services of a significant number of our engineers or sales people could be disruptive to our development efforts or business relationships and could seriously harm our business. We may also be required to create additional performance and retention incentives in order to retain our employees, including the granting of additional stock options to employees at current prices or issuing incentive cash bonuses. Such incentives may either dilute our existing stockholder base or result in unforeseen operating expenses, which may cause our stock price to fall.

Difficulties in Integrating Our Acquisitions Have Impacted and Could Continue to Adversely Impact Our Business and We Face Risks Associated With Potential Acquisitions, Investments or Divestitures.

In May of 2003 we purchased our Dutch distributor, Advent Netherlands BV. In 2002, we completed the acquisition of Kinexus Corporation, Techfi Corporation, Advent Outsource Data Management, LLC and our Greek distributor Advent Hellas. In 2001, we acquired Rex Development Partners, L.P., NPO Solutions, Inc., and our Scandinavian distributor’s operations in Norway, Sweden and Denmark.

The complex process of integrating our acquisitions has required and will continue to require significant resources, particularly in light of our relative inexperience in integrating acquisitions. Integrating these acquisitions has been and will continue to be time-consuming, expensive and disruptive to our business. This integration process has strained our managerial resources, and has resulted in the diversion of these resources from our core business objectives. Failure to achieve the anticipated benefits of these acquisitions or to successfully integrate the operations of these entities has harmed and could continue to harm our business, results of operations and cash flows. We may not realize the benefits we anticipate from these acquisitions because of the following significant challenges:

•	expected synergy benefits from these acquisitions, such as lower costs or increased revenues, may not be realized or may be realized more slowly than anticipated, particularly with regard to costs associated with reductions in headcount and facilities;

•	potentially incompatible cultural differences between the companies;

•	incorporating these companies’ technologies and products into our current and future product lines;

•	geographic dispersion of operations and the complexities of international operations;

•	integrating the technical teams of these companies with our engineering organizations;

•	generating market demand for an expanded product line;

•	integrating the products of these companies with our business, because we do not have distribution, manufacturing, marketing or support experience for these products;

•	the difficulty of leveraging our combined technologies and capabilities across all product lines and customer bases; and

•	our inability to retain significant customers or key employees of these entities.

We have incurred and expect to continue to incur significant costs and commit significant management time in integrating the operations, technology, development programs, products, administrative and information systems, customers and personnel of these acquisitions. These costs have been and will likely continue to be substantial and include costs for:

•	integrating and reorganizing operations, including combining teams, facilities and processes in various functional areas;

•	identifying duplicative or redundant resources and facilities, developing plans for resource consolidation and implementing those plans;

•	fees and expenses of professionals and consultants involved in completing the integration process;

•	settling existing liabilities of these companies;

•	uncovering through our audit process new issues reflected on the companies’ financial statements;

•	vacating, subleasing and closing facilities;

•	employee relocation, redeployment or severance costs;

•	discontinuing certain products and services;

•	integrating technology and products; and

•	other transaction costs associated with the acquisition, including financial advisor, attorney, accountant and exchange agent fees.

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

Difficulties We May Encounter Managing Changes in the Size of Our Business Could Adversely Affect Our Operating Results.

Our business has experienced years of rapid growth through both internal expansion and acquisitions, followed by reduced revenues in 2002 and 2003, and significant downsizing during 2003. These changes have caused and may continue to cause a significant strain on our infrastructure, internal systems and managerial resources. During the past year, we took steps to better align our resources with our operating requirements in order to increase our efficiency. Through these steps, we reduced our headcount, closed selected offices and incurred charges for employee severance and excess facilities capacity. While we believe that these steps help us achieve greater operating efficiency, we have limited history with such measures and the results of these measures are less than predictable. Additional restructuring efforts may be required. To manage our business effectively, we must continue to improve our infrastructure, including operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization. We believe workforce reductions, management changes and facility consolidation create anxiety and uncertainty and may adversely affect employee morale. These measures could adversely affect our employees that we wish to retain and may also adversely affect our ability to hire new personnel. They may also affect customers. In addition, our revenues may not grow in alignment with our headcount.

We Face Risks Related to Our New Business Areas.

During 2001 and 2002 we expanded into a number of new business areas, for example international operations, strategic alliances, acquisitions such as Advent Wealth Service, Techfi and Advent BackOffice and offerings such as Wealthline. These areas are still relatively new to our product development and sales personnel. Some of these new business areas have required significant management time and resources without generating significant revenues, and have diverted and may continue to divert management from our core business. While our traditional offerings are marketed to investment managers and advisors, Advent Wealth Service and Wealthline are also targeted for use by our clients’ customers. We have had difficulty and may continue to have difficulty creating demand from our client’s customers as we market to them indirectly, through our clients. Revenue growth has suffered and may continue to suffer if we cannot create demand among our clients’ customers.

We Face Challenges in Expanding Our International Operations.

We market and sell our products in the United States and, to a lesser extent, internationally. In 1999, we entered into a distributor relationship with Advent Europe, an independent distributor of our products in selected European markets. In November 2001, we acquired the Norwegian, Swedish, and Danish companies of this independent distributor, in September 2002, we purchased their Greek subsidiary and in May 2003, we purchased their Dutch subsidiary. If we further expand our international operations, we would need to establish additional locations, acquire other businesses or enter into additional distribution relationships in other parts of the world. Any further expansion of our existing international operations and entry into new international markets could require significant management attention and financial resources. We cannot be certain that establishing businesses in other countries will produce the desired levels of revenues. We currently have limited experience in developing localized versions of our products and marketing and distributing our products internationally. In addition, international operations are subject to other inherent risks, including:

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

The revenues, expenses, assets and liabilities of our international subsidiaries are primarily denominated in local currencies. We have not historically undertaken foreign exchange hedging transactions to cover potential foreign currency exposure. Future fluctuations in currency exchange rates may adversely affect revenues and accounts receivable from international sales and the U.S. dollar value of our foreign subsidiaries’ revenues, expenses, assets and liabilities. Our international revenues from our distributors are generally denominated in local foreign currencies with the exception of our Geneva license transactions.

Writing Off Investments Could Harm Our Results of Operations.

We have made investments in privately held companies, which we classify as other assets on our balance sheet. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. Due to these and other factors, we have previously determined, and may in the future determine, that the value of these investments is impaired, which has caused and would cause us to write down the carrying value of these investments such as the write-off of our investments in Encompys and MyCFO during 2002. Furthermore, we cannot be sure that future investment, license, fixed asset or other asset write-downs will not happen, particularly if the downturn in the financial services industry and the decline in information technology spending continues. If future write-downs do occur, they could harm our business and results of operations.

Information We Provide to Investors is Accurate Only as of the Date We Disseminate it.

From time to time, we may publicly disseminate forward-looking information or guidance in compliance with Regulation FD. This information or guidance represents our outlook only as of the date we disseminate it, and we do not undertake to update such information or guidance.

Our Stock Price has Fluctuated Significantly.

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

If Our Relationship with Interactive Data Corporation Is Terminated, Our Business May Be Harmed.

Many of our clients use our proprietary interface to electronically retrieve pricing and other data from Interactive Data Corporation (IDC). IDC pays us a commission based on their revenues from providing this data to our clients. Our software products have been customized to be compatible with their system and this software would need to be redesigned if their services were unavailable for any reason. Termination of our agreement with IDC would require at least two years notice by either us or them, or 90 days in the case of material breach. Our revenue could be adversely impacted if our relationship with IDC were terminated or their services were unavailable to our clients for any reason.

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

If We Infringe the Intellectual Property Rights of Others, We May Incur Additional Costs or Be Prevented from Selling our Products and Services.

We cannot be certain that our products or services do not infringe the intellectual property rights of others. As a result, we may be subject to litigation and claims, including claims of infringement of patents, copyrights and other intellectual property rights of third parties that would be time-consuming and costly to resolve. If we discovered that our products or services violated the intellectual property rights of third parties, we would have to make substantial changes to our products or services or obtain licenses from such third parties. We might not be able to obtain such licenses on favorable terms or at all, and we may be unable to change our products successfully or in a timely manner. Failure to resolve an infringement matter successfully or in a timely manner, would force us to incur significant costs, including damages, redevelopment costs, diversion of management’s attention and satisfaction of indemnification obligations that we have with our clients, as well as prevent us from selling certain products or services.

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

Recently Enacted and Proposed Changes in Securities Laws and Regulations Will Increase Our Costs.

The Sarbanes-Oxley Act (“the Act”) of 2002, which became law in July 2002, requires changes in some of our corporate governance and securities disclosure and/or compliance practices. As part of the Act’s requirements, the Securities and Exchange Commission has been promulgating new rules on a variety of subjects, in addition to other rule proposals, and the NASDAQ Stock Market has enacted new corporate governance listing requirements. We believe these developments will increase our accounting and legal compliance costs and could also expose us to additional liability. In addition, such developments may make retention and recruitment of qualified persons to serve on our board of directors or executive management more difficult. We are presently evaluating and monitoring regulatory and legislative developments and cannot reliably estimate the timing or magnitude of additional cost we will incur as a result of the Act or other related legislation or regulation.

If We Account for Employee Stock Option and Employee Stock Purchase Plans Using the Fair Value Method, it Could Adversely Affect Our Results of Operations.

There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. For example, in 2003, had we accounted for stock-based compensation plans using the fair-value method prescribed in FASB Statement No. 123 as amended by Statement 148, our net loss would have increased by $11.6 million. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value at the grant date and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as an expense using the fair value method.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Historically, much of our revenues and capital spending was transacted in U.S. dollars. However, since the acquisitions of Advent Denmark, Advent Norway, Advent Sweden, Advent Hellas and Advent Netherlands, whose revenues, with the exception of Geneva transactions and capital spending, are transacted in local country currencies, we have greater exposure to foreign currency fluctuations. The results of operations from these territories are not material to our operating results; therefore, we believe that foreign currency exchange rates should not materially adversely affect our overall financial position, results of operations or cash flows.

Our interest rate risk relates primarily to our investment portfolio, which consisted of $71.5 million in cash equivalents and $76.7 million in marketable securities as of December 31, 2003. An immediate sharp increase in interest rates could have a material adverse affect on the fair value of our investment portfolio. Conversely, immediate sharp declines in interest rates could seriously harm interest earnings of our investment portfolio. We do not currently use derivative financial instruments in our investment portfolio, nor hedge for these interest rate exposures.

By policy, we limit our exposure to longer-term investments, and a majority of our investment portfolio at the end of 2003 and 2002 had maturities of less than one year. As a result of the relatively short duration of our portfolio, an immediate hypothetical parallel shift to the yield curve of plus 25 basis points (BPS), 50 BPS and 100 BPS would result in a reduction of 0.17%, 0.34% and 0.68%, respectively, in the market value of our investment portfolio as of December 31, 2003.

We have also invested in several privately-held companies, most of which can still be considered in the start-up or development stages. These non-marketable investments are classified as other assets on our balance sheet. Our investments in privately-held companies could be affected by an adverse movement in the financial markets for publicly-traded equity securities, although the impact cannot be directly quantified. These investments are inherently risky as the market for the technologies or products these privately-held companies have under development are typically in the early stages and may never materialize. The value of these investments is also influenced by factors including the operating effectiveness of these companies, the overall health of the companies’ industries and the strength of the private equity markets. We could lose our entire investment in these companies. At December 31, 2003 our net investments in privately-held companies totaled $8.9 million.

Item 8. Financial Statements and Supplementary Data

ADVENT SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$83,334	$78,906
Marketable securities	76,738	94,923
Accounts receivable, net of allowance for doubtful accounts of $641 and $1,410	15,891	20,218
Prepaid expenses and other	11,526	11,373
Income taxes receivable	1,639	6,289
Deferred income taxes	—	4,714

Total current assets	189,128	216,423

Property and equipment, net	23,381	28,001
Goodwill	86,504	67,349
Other intangibles, net	30,495	41,157
Other assets, net	15,438	80,980

Total assets	$344,946	$433,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,320	$2,637
Accrued liabilities	17,245	14,704
Deferred revenues	34,566	31,918
Income taxes payable	8,206	5,817

Total current liabilities	61,337	55,076
Deferred income taxes	2,812	—
Other long-term liabilities	2,338	5,479

Total liabilities	66,487	60,555

Commitments and contingencies (See Note 8)
Stockholders’ equity:
Preferred stock; $0.01 par value: 2,000 shares authorized; none issued	—	—
Common stock; $0.01 par value: 120,000 shares authorized; 32,938 and 32,853 shares issued and outstanding	329	329
Additional paid-in capital	299,459	302,649
Retained earnings (accumulated deficit)	(30,158)	67,385
Accumulated other comprehensive income	8,829	2,992

Total stockholders’ equity	278,459	373,355

Total liabilities and stockholders’ equity	$344,946	$433,910

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Net revenues:
License and development fees	$29,386	$46,260	$78,257
Maintenance and other recurring	86,483	83,359	64,187
Professional services and other	21,290	29,817	27,771

Total net revenues	137,159	159,436	170,215

Cost of revenues:
License and development fees	2,460	1,877	2,909
Maintenance and other recurring	30,396	25,141	18,432
Professional services and other	17,601	17,807	15,169
Amortization of developed technology	6,567	4,847	1,868

Total cost of revenues	57,024	49,672	38,378

Gross margin	80,135	109,764	131,837

Operating expenses:
Sales and marketing	44,754	56,577	44,540
Product development	34,857	40,352	28,247
General and administrative	23,217	20,903	14,824
Amortization of other intangibles	7,854	6,015	2,826
Purchased in-process research and development	—	1,450	—
Restructuring charges	9,112	—	—

Total operating expenses	119,794	125,297	90,437

Income (loss) from operations	(39,659)	(15,533)	41,400
Interest income and other expense, net	3,526	5,854	8,273
Loss on investments	(1,998)	(13,521)	(2,000)

Income (loss) before income taxes	(38,131)	(23,200)	47,673
Provision for (benefit from) income taxes	59,412	(3,964)	16,208

Net income (loss)	$(97,543)	$(19,236)	$31,465

Basic net income (loss) per share	$(3.00)	$(0.57)	$0.98

Diluted net income (loss) per share	$(3.00)	$(0.57)	$0.89

Weighted average shares:
Basic	32,473	33,659	32,148

Diluted	32,473	33,659	35,383

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the years ended December 31, 2003, 2002 and 2001

(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2000	30,498	$305	$154,070	$55,156	$70	$209,601
Exercise of stock options	1,356	13	15,408			15,421
Tax benefit from exercise of stock options			16,807			16,807
Common stock issued under employee stock purchase plan	69	2	2,907			2,909
Stock-based compensation			148			148
Common stock issued in secondary offerring, net	2,550	26	138,014			138,040
Common stock repurchased and retired	(430)	(4)	(14,806)			(14,810)
Warrant			5,000			5,000
Net income				31,465		31,465
Unrealized loss on marketable securities, net of tax					(196)	(196)
Foreign currency translation adjustments					4	4

Comprehensive income						31,273

Balances, December 31, 2001	34,043	342	317,548	86,621	(122)	404,389
Exercise of stock options	836	8	12,210			12,218
Tax benefit from exercise of stock options			8,948			8,948
Common stock issued under employee stock purchase plan	164	1	3,306			3,307
Common stock issued in connection with an acquisition			1,782			1,782
Stock-based compensation			(2)			(2)
Common stock repurchased and retired	(2,355)	(24)	(49,643)			(49,667)
Warrant	165	2	8,500			8,502
Net loss				(19,236)		(19,236)
Unrealized loss on marketable securities, net of tax					(17)	(17)
Foreign currency translation adjustments					3,131	3,131

Comprehensive loss						(16,122)

Balances, December 31, 2002	32,853	329	302,649	67,385	2,992	373,355
Exercise of stock options	874	8	7,800			7,808
Common stock repurchased and retired	(1,000)	(10)	(14,299)			(14,309)
Common stock issued under employee stock purchase plan	211	2	2,781			2,783
Stock-based compensation			501			501
Tax benefit from exercise of stock options			27			27
Net loss				(97,543)		(97,543)
Unrealized loss on marketable securities, net of tax					(33)	(33)
Foreign currency translation adjustments					5,870	5,870

Comprehensive loss						(91,706)

Balances, December 31, 2003	32,938	$329	$299,459	$(30,158)	$8,829	$278,459

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(97,543)	$(19,236)	$31,465
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Tax benefit from exercise of stock options	27	8,948	16,807
Non-cash stock compensation	411	(2)	148
Depreciation and amortization	23,160	19,142	10,434
Purchased in-process research and development	—	1,450	—
Provision for (reduction of) doubtful accounts	(683)	2,407	3,105
Other than temporary loss on investments	1,998	13,816	2,000
Non-cash restructuring charges and impairment loss	2,739	—	—
(Gain) loss on investments	(35)	368	—
Deferred income taxes	61,598	(7,713)	(6,009)
Other	66	(191)	476
Changes in operating assets and liabilities:
Accounts receivable	5,151	22,609	(17,670)
Prepaid and other assets	3,817	3,257	(5,569)
Income taxes receivable	4,650	(6,289)	—
Accounts payable	(2,325)	(1,150)	(432)
Accrued liabilities	(935)	(5,124)	886
Deferred revenues	2,581	(457)	4,559
Income taxes payable	2,372	(1,878)	2,799

Net cash provided by operating activities	7,049	29,957	42,999

Cash flows from investing activities:
Net cash used in acquisitions	(9,877)	(89,010)	(30,113)
Purchases of property and equipment	(6,803)	(6,708)	(9,109)
Purchases of other investments	—	(10,060)	(13,992)
Proceeds from sales of other investments	—	1,967	—
Purchases of marketable securities	(155,833)	(145,191)	(198,779)
Sales and maturities of marketable securities	173,083	171,425	132,264
Deposits and other	—	(6,079)	—

Net cash provided by (used in) investing activities	570	(83,656)	(119,729)

Cash flows from financing activities:
Proceeds from exercises of stock options	7,808	12,218	15,421
Proceeds from issuance and exercise of warrants	—	2	5,000
Common stock repurchased	(14,309)	(49,667)	(14,810)
Proceeds from issuance of common stock	—	—	145,630
Costs from issuance of common stock	—	—	(7,590)
Proceeds from common stock issued under the employee stock purchase plan	2,783	3,307	2,909
Repayment of capital leases	(141)	(134)	—

Net cash provided by (used in) financing activities	(3,859)	(34,274)	146,560

Effect of exchange rate changes on cash and cash equivalents	668	85	(23)
Net increase (decrease) in cash and cash equivalents	4,428	(87,888)	69,807
Cash and cash equivalents at beginning of period	78,906	166,794	96,987

Cash and cash equivalents at end of period	$83,334	$78,906	$166,794

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$(3,318)	$5,378	$1,988
Cash paid for interest	$70	$12	$4

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business description: We provide stand-alone and client/server software products, data and data interfaces and related maintenance and services that automate, integrate and support certain mission-critical functions of the front, middle and back offices of investment management organizations. Our clients vary significantly in size and assets under management and include investment advisors, brokerage firms, banks, hedge funds, corporations, public funds, foundations, universities and non-profit organizations.

Principles of consolidation: The consolidated financial statements include the accounts of Advent and its wholly-owned subsidiaries. All intercompany transactions and amounts have been eliminated.

Foreign currency translation: The functional currency of our foreign subsidiaries is their local currencies. All assets and liabilities denominated in foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at the average rate of exchange during the period.

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements. Actual results could differ from those estimates.

Fair value of financial instruments: The amounts reported for cash equivalents, marketable securities, receivables, and accounts payable are considered to approximate their market values based on comparable market information available at the respective balance sheet dates and their short-term nature.

Cash and cash equivalents: Cash equivalents are comprised of highly liquid investments purchased with an original or remaining maturity of 90 days or less. These securities are maintained with major financial institutions.

Marketable securities: All of our marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of any related tax effect, reported in accumulated comprehensive income in stockholders’ equity in the accompanying consolidated financial statements. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income and other expense, net.

Investments: Investments are included in other assets and consist of non-marketable investments in privately held companies, most of which can be considered in the start-up or development stages. One of these investments is accounted for under the equity method of accounting because our Chief Executive Officer is a member of the investee’s board of directors. Our portion of net income or loss for this investment has not been significant to date and is included in interest income and other expense, net in our statement of operations. The remaining investments are carried at the lower of cost or fair value. Our investments in privately held companies are considered impaired when a review of the investee’s operations indicates that the decline in value of the investment is other than temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. Impaired investments in privately held companies are written down to estimated fair value.

Product development: Product development expenses consist primarily of salary, benefits, and contractors’ fees for our development and technical support staff, and other costs associated with the enhancements of

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

existing products and services and development of new products and services. Costs incurred for software development prior to technological feasibility are expensed as product development costs in the period incurred. Once the point of technological feasibility is reached, development costs are capitalized until the product is available for general release. Capitalized costs are then amortized on a straight-line basis over the estimated useful life or on the ratio of current revenue to the total projected product revenue, whichever is greater. To date, the period between achieving technology feasibility, which we define as the establishment of a working model and which typically occurs when beta testing commences, and the general availability of such software has been short. As such, software development costs qualifying for capitalization have been insignificant and therefore no costs have been capitalized to date.

Capitalization of internal use software: Costs incurred for web site design, creation and maintenance of content, graphics and user interface are expensed as incurred. Costs for development of internal use software are capitalized and amortized over their estimated useful lives ranging from two to five years. Costs of $734,000, $414,000 and $836,000 related to development of internal use software were capitalized in 2003, 2002 and 2001, respectively.

Property and equipment: Property and equipment are stated at cost, less accumulated depreciation and amortization. We calculate depreciation and amortization using the straight-line method over the assets’ estimated useful lives. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful life of the assets or the remaining lease term. The cost and related accumulated depreciation applicable to property and equipment sold or no longer in service are eliminated from the accounts and any gains or losses are included in interest income and other expense, net. Useful lives by principal classifications are as follows:

Office equipment	5 to 6 years
Computers and software	3 to 6 years
Leasehold improvements	3 to 11 years

Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of the property and equipment, are expensed as incurred.

Goodwill: Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair values of the identifiable assets acquired and liabilities assumed. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS 142), “Goodwill and Other Intangible Assets”, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. We complete our annual impairment test in the fourth quarter of each year. In accordance with SFAS 142, the Company continued to amortize goodwill related to acquisitions completed prior to July 1, 2001, through December 31, 2001. The goodwill balances associated with acquisitions completed prior to July 1, 2001 were amortized over four to seven years years using the straight-line method. Consistent with SFAS 142, the Company has not amortized goodwill related to acquisitions completed subsequent to June 30, 2001, but instead test the balance for impairment annually.

In accordance with SFAS 142, the Company tests for impairment whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable, or at least once a year. These tests are performed at the reporting unit level using a two-step, fair-value based approach. Advent has determined that it has only one reporting unit. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, the second step, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. During the fourth quarter of 2003, as part of our annual impairment test, we completed the first step which did not indicate impairment. Therefore, the second step of the impairment test was not necessary.

Accounting for long-lived assets: We review property and equipment and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important which could trigger an impairment review include the following (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; (3) significant negative industry or economic trends; (4) significant decline in our stock price for a sustained period; and (5) our market capitalization relative to net book value. Recoverability is measured by comparison of the assets’ carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

Other intangibles assets mainly represent completed technology, distributor licenses, customer lists and trade names acquired in business combinations. Identifiable intangibles are amortized on a straight line basis over their estimated useful lives as follows:

Completed technology	3 to 7 years
Agreements	5 to 7 years
Customer base and trade names	3 to 7 years

Revenue recognition: We recognize revenue from software licenses, development fees, maintenance, other recurring revenues, professional services and other revenues. In addition, we earn commissions from customers who use our broker/dealer, Second Street Securities, to “soft dollar” the purchase of non-Advent product and services. “Soft dollaring” enables the customers to use the commissions earned on trades to pay all or part of the fees owed to us for non-Advent products or services. The commission revenues earned from soft dollaring non-Advent products or services are recorded as other revenues in professional services and other revenues.

We offer a wide variety of products and services to a large number of financially sophisticated customers. While many of our lower priced license transactions, maintenance contracts, subscription-based transactions and professional services projects conform to a standard structure, many of our larger transactions are complex and may require significant review and judgment in our application of generally accepted accounting principles.

Software license and development fees. We recognize revenue from the licensing of software when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. We use a signed license agreement as evidence of an arrangement. Sales through our distributors, primarily Advent Europe Holdings, our European distributor, are evidenced by a master agreement governing the relationship together with binding order forms and signed contracts from the distributor’s customers. Revenue is recognized upon shipment to the distributor’s customer and when all other revenue recognition criteria have been met. Delivery occurs when product is delivered to a common carrier F.O.B shipping point. While many of our arrangements generally do not include acceptance provisions, certain complex deals may involve acceptance criteria. If acceptance provisions are provided, delivery is deemed to occur upon acceptance. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. We assess whether the collectibility of the resulting receivable is reasonably assured based on a number of factors, including the credit worthiness of the customer determined through review of credit reports, our transaction history with the customer, and other available information and pertinent country risk if the customer is located outside of the United States. Software licenses are sold with

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maintenance and, frequently, professional services. We allocate revenue to delivered components, normally the license component of the arrangement, using the residual value method, based on objective evidence of the fair value of the undelivered elements, which is specific to us. We offer term licenses as an alternative to perpetual licenses and recognize revenue for term licenses ratably over the period of the contract term. To date, revenue from term licenses has not been material.

Development fees are derived from contracts that we have entered into with other companies, including customers and development partners. Agreements for which we receive development fees generally provide for the development of technologies and products that are expected to become part of our product offerings in the future. Revenues for license development projects are recognized primarily using the percentage-of-completion method of accounting, based on costs incurred to date compared with the estimated cost of completion.

If a customer chooses to enter into a “soft dollar” arrangement through our in-house broker/dealer subsidiary, Second Street Securities, the “soft dollar” arrangement does not change or modify the original fixed or determinable fee in the written contract. The customer is required to pay the original fee within one year. If insufficient trading volume is generated to pay the entire original fee within one year, the customer is still required to render payment within one year. If the customer chooses to use a third-party broker/dealer, the original payment terms apply, regardless of the arrangement with the third-party broker/dealer. The option to “soft dollar” a transaction does not alter the underlying revenue recognition for the transaction; all the revenue recognition criteria listed in the “Software license” section above must be assessed in determining how the revenue will be recognized.

Our standard practice is to enforce our contract terms and not allow our customers to return software. We have, however, on limited occasions allowed customers to return software and have recorded sales returns reserves as offsets to revenue in the period the sales return becomes probable.

We do have three situations where we provide a contractual limited right of return to end-user customers only: in shrink-wrap license agreements for Advent products, our MicroEdge product and our NPO product. The shrink-wrap license agreement for Advent product provides for a right of return within seven days of delivery of the software. The MicroEdge software license agreements allow for a thirty-day money back guarantee. The NPO license agreement allows for a seven-day right of return. We recognize revenue on delivery since the fee is fixed and determinable, the buyer is obligated to pay, the risk of loss passes to the customer, and we have the ability to estimate returns. Our ability to estimate returns is based on a long history of experience with relatively homogenous transactions and the fact that the return period is short. We have recorded a sales returns reserve (contra revenue account) to account for these situations based on our historical experience.

Maintenance and other recurring revenues. We offer annual maintenance programs that provide for technical support and updates to our software products. Maintenance fees are charged in the initial licensing year and at renewals of annual maintenance in subsequent years. We offer other recurring revenue services that are either subscription-based or transaction-based, and primarily include the provision of software interfaces with, and the capability to download securities information from, third party data providers. Fair value for maintenance is based upon renewal rates stated in the contracts or, in limited cases, separate sales of renewals to other customers. We recognize revenue for maintenance ratably over the contract term. We recognize revenue from recurring revenue transactions either ratably over the subscription period or as the transactions occur.

Subscription-based revenues and any related set-up fees are recognized ratably over the term of the agreement.

Professional services and other revenues. We offer a variety of professional services that include project management, implementation, data conversion, integration, custom report writing and training. Fair value for

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

professional services is based upon separate sales of these services by us to other customers. Our professional services are generally billed based on hourly rates together with reimbursement for travel and accommodation expenses. Our professional services and other revenues also include revenue from our semi-annual user conferences. We recognize revenues as these professional services are performed.

Commission revenues received from “soft dollar” transactions for products and services not related to Advent products and services are recorded as other revenues. Revenues for these “soft dollar” transactions are recognized on a trade-date basis as securities transactions occur.

Allowance for doubtful accounts and sales returns: We analyze specific accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We also analyze customer demand and acceptance of our product and historical returns when evaluating the adequacy of the allowance for sales returns, which are not generally provided to our customers. Allowances for sales returns are accounted for as deductions of net revenues and increases to reserves within deferred revenues.

Advertising costs: We expense advertising costs as incurred. Total advertising expenses were $78,000, $85,000, and $73,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

Stock-based compensation: We use the intrinsic value method to account for all of our stock-based employee compensation plans and have adopted the disclosure-only alternative of Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation”. We are required to disclose the pro forma effects on operating results as if we had elected to use the fair value approach to account for all our stock-based employee compensation plans. Stock-based compensation for non-employees is based on the fair value of the related stock or options.

The fair value of warrants, options or stock exchanged for services is expensed over the period benefited. The warrants and options are valued using the Black-Scholes option pricing model.

If compensation had been determined based on the fair value at the grant date for awards in 2003, 2002 and 2001, consistent with the provisions of SFAS No. 123, our net income (loss) and net income (loss) per share for the year ended December 31, 2003, 2002 and 2001, respectively, would have been as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Net income (loss)—as reported	$(97,543)	$(19,236)	$31,465
Stock-based employee compensation expense (credit) included in reported net income (loss), net of related tax effects	501	(2)	148
Total stock-based employee compensation expense determined under fair value based method for all awards granted since 1996, net of related tax effects	(12,101)	(14,113)	(12,825)

Net income (loss)—pro forma	$(109,143)	$(33,351)	$18,788

PER SHARE DATA
Basic
Net income (loss)—as reported	$(3.00)	$(0.57)	$0.98
Net income (loss)—pro forma	$(3.36)	$(0.99)	$0.58
Diluted
Net income (loss)—as reported	$(3.00)	$(0.57)	$0.89
Net income (loss)—pro forma	$(3.36)	$(0.99)	$0.53

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Such pro forma disclosures may not be representative of future compensation costs because options vest over several years and additional grants are made each year.

The weighted-average grant-date fair value of options granted were $17.86, $39.85 and $26.32 per option for the years ended December 31, 2003, 2002, and 2001, respectively. The weighted-average grant-date fair value of the Employee Stock Purchase Plan rights were $13.75, $15.73 and $19.56 per option for the years ended December 31, 2003, 2002, and 2001, respectively.

The fair value of each option grant and the Employee Stock Purchase Plan rights were estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Year Ended December 31,
	2003	2002	2001
Stock Options
Risk-free interest rate	2.67%	3.80%	4.50%
Volatility	71.3%	71.8%	65.9%
Expected life	5 years	5 years	5 years
Expected dividends	None	None	None

Employee Stock Purchase Plan
Risk-free interest rate	1.10%	1.60%	3.70%
Volatility	71.8%	71.8%	65.9%
Expected life	6 months	6 months	6 months
Expected dividends	None	None	None

Income taxes: We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require us to evaluate the realizability of our net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Significant factors considered by management in assessing the need for a valuation allowance include our historical operating results, the length of time over which the differences will be realized, tax planning opportunities and expectations for future earnings. In considering whether or not we will realize a future benefit from net deferred tax assets, recent losses must be given substantially more weight than any projections of future profitability.

Net income (loss) per share: Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for that period. Diluted net income per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential shares consist of incremental common shares issuable upon exercise of stock options and warrants and conversion of preferred stock (none outstanding) for all periods.

Comprehensive income (loss): Comprehensive income (loss) consists of net income (loss), net unrealized foreign currency translation adjustment and net unrealized gains or losses on available-for-sale marketable securities and is presented in the consolidated statements of stockholders’ equity.

Segment information: We have determined that we have a single reportable segment consisting of the development, marketing and sale of stand-alone and client/server software products, data interfaces and related maintenance and services that automate, integrate and support certain mission critical functions of investment management organizations. International sales represented 12% of our net revenues for the year ended December 31, 2003, and less than 10% for the years ended December 31, 2002 and 2001. No one customer accounted for more than 10% of our net revenues for the years ended December 31, 2003, 2002, and 2001.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain risks and concentrations: Our product revenues are concentrated in the computer software industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect operating results. Additionally, we derive a majority of our revenues from licensing our Axys application and its ancillary products and services, and therefore its market acceptance is essential to our success.

Financial instruments that potentially subject us to concentrations of credit risks comprise, principally, cash, short-term marketable securities, and trade accounts receivable. We invest excess cash through banks, mutual funds, and brokerage houses primarily in highly liquid securities and have investment policies and procedures that are reviewed periodically to minimize credit risk. Our marketable securities consist of diversified investment grade securities traded in the United States of America. We believe no significant concentration of credit risk exists with respect to these securities.

With respect to accounts receivable, we perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain reserves for potential credit losses on customer accounts when deemed necessary. At December 31 2003, 2002 and 2001 no customer accounted for more than 10% of accounts receivable or 10% of revenues for the years then ended.

Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on results of operations or stockholders’ equity.

Recent Accounting Pronouncement: In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes where (a) the equity investors in the entity do not have the characteristics of a controlling financial interest or (b) the equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both (primary beneficiary). The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after March 15, 2004. Disclosure requirements apply to any financial statements issued after January 31, 2003. We continue to evaluate the provisions of FIN 46 with respect to our independent European distributor to determine whether this distributor is a variable interest entity and, if so, if we are the primary beneficiary. It is reasonably possible that we would have to consolidate this distributor, but we do not believe it will have a material impact on our financial results.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Marketable Securities

At December 31, 2003, marketable securities were summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value

	(in thousands)
Corporate debt securities and commercial paper	$132,968	$72	$(98)	$132,942
U.S. government debt securities	14,032	3	(1)	14,034
Municipal debt securities	700	—	—	700
Corporate equity securities	667	—	(77)	590

Total	$148,367	$75	$(176)	$148,266

Reported as:
Cash and cash equivalents				$71,528
Short-term marketable securities				76,738

Total				$148,266

The following table summarizes the maturities of marketable securities at December 31, 2003:

	Amortized Cost	Aggregate Fair Value

	(in thousands)
Less than one year	$90,625	$90,531
Due after one or more years	57,742	57,735

Total	$148,367	$148,266

All our marketable securities are classified as available-for-sale. Management has the ability and intent, if necessary, to liquidate any of these investments in order to meet our liquidity needs within the normal operating cycle. Accordingly, all marketable securities are classified as current assets. Marketable debt securities totaling $71.5 million have maturities less than three months and are classified as cash and cash equivalents. The remaining is included in short-term marketable securities. Gross realized gains on sales of marketable debt securities were $139,000, $560,000, $587,000 in 2003, 2002 and 2001, respectively.

At December 31, 2002, marketable securities were summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value

	(in thousands)
Corporate debt securities and commercial paper	$85,956	$78	$—	$86,034
U.S. government debt securities	26,602	79	(1)	26,680
Municipal debt securities	34,366	120	—	34,486
Corporate equity securities	662	—	(327)	335

Total	$147,586	$277	$(328)	$147,535

Reported as:
Cash and cash equivalents				$52,612
Short-term marketable securities				94,923

Total				$147,535

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Acquisitions

Advent Netherlands BV

In May 2003, we purchased all of the common stock of Advent Netherlands BV from our independent European distributor for cash consideration of $9.5 million and $69,000 in acquisition costs. There is also a potential earn-out distribution to the selling members of up to $1.6 million through December 31, 2003 under a formula based on revenue results for the eight months ended December 31, 2003 plus 50% of any operating margins which exceed 20% for the year ending December 31, 2004. The earn-out distribution will be allocated to goodwill, if earned. Through December 31, 2003, no additional consideration had been earned or paid.

The acquisition was accounted for as a purchase transaction and accordingly, the tangible assets and liabilities acquired were recorded at their fair value at the date of acquisition. The amounts allocated to identifiable intangibles were determined based upon management’s estimates using established valuation techniques. The results of operations of Advent Netherlands BV were included in our consolidated financial statements subsequent to the acquisition date.

The allocation of the Advent Netherlands BV purchase price was as follows:

	Estimated Remaining Useful Life	Purchase Price Allocation
		(in thousands)
Goodwill		$8,908
Customer relationships	5 Years	347
Sub-licensing agreement	5 Years	1,875
Non-compete agreements	1 Year	70
Tangible assets		1,809
Current liabilities		(2,600)
Deferred tax liabilities		(800)

Total purchase price		$9,609

Goodwill is not expected to be deductible for tax purposes under Internal Revenue Code 197.

Advent Outsource Data Management, LLC.

In November 2002, we purchased all of the outstanding membership interests of Advent Outsource Data Management, LLC. (“Advent Outsource”), formerly Outsource Data Management, LLC. for $947,000, including $184,000 in acquisition costs. Advent Outsource is an outsource solution provider of portfolio reconciliation and reporting services via the internet. This acquisition was consistent with our strategy to add products and services that meet the needs of a wide variety of sectors in the financial services industry by adding outsourcing capabilities to the solutions we offer our clients, particularly in the financial planning and independent broker/dealer areas.

In addition to the initial cash consideration, there is also a potential earn-out distribution to the selling members of up to $5 million through December 31, 2004 under a formula based on revenue results for the years ending December 31, 2003 and 2004, which, if paid, will result in an increase to goodwill. Through December 31, 2003 no additional consideration had been earned or paid.

The acquisition was accounted for as a purchase transaction and accordingly, the tangible assets and liabilities acquired were recorded at their fair value at the date of the acquisition. The amounts allocated to

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

identifiable intangibles were determined based upon management’s estimates using established valuation techniques. The results of operations of Advent Outsource were included in our consolidated financial statements subsequent to the acquisition date.

The purchase price allocation was as follows:

	Estimated Remaining Useful Life	Purchase Price Allocation

		(in thousands)
Goodwill		$1,700
Licensing agreements	7 years	3,700
Existing technologies	2 years	400
Tangible assets		230
Current liabilities		(1,383)
Long-term liabilities		(3,700)

Total Purchase Price		$947

Goodwill was determined to be deductible for tax purposes under Internal Revenue Code 197.

Advent Hellas

In September 2002, we acquired all of the common stock of our Greek distributor, Advent Hellas, for a total purchase price of $6.6 million in cash. We acquired our Greek distributor’s operations to expand our direct ownership of European channels for our products and services. In addition, in connection with this acquisition, we are required to pay 50% of Advent Hellas operating margins that exceed 20% for the two years after the acquisition, which, if paid, will be recorded as additional goodwill. Through December 31, 2003, no payments had been earned or paid.

The acquisition was accounted for as a purchase transaction and accordingly, the tangible assets and liabilities acquired were recorded at their fair value at the date of the acquisition. The amounts allocated to identifiable intangibles were determined based upon management’s estimates using established valuation techniques. The results of operations of Advent Hellas were included in our consolidated financial statements subsequent to the acquisition date.

In the quarter ended December 31, 2002, we adjusted our initial allocation of the purchase price for a re-evaluation of the intangibles and an adjustment to deferred tax liabilities resulting in an increase to goodwill of $379,000.

The final allocation of the Advent Hellas purchase price was as follows:

	Estimated Remaining Useful Life	Purchase Price Allocation

		(in thousands)
Goodwill		$5,800
Customer relationship	6 years	1,600
Tangible assets		840
Deferred tax liabilities		(600)
Current liabilities		(1,000)

Total purchase price		$6,640

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill was determined not to be deductible for tax purposes under Internal Revenue Code 197.

Techfi Corporation

In July 2002, we acquired Techfi Corporation, a privately held company. Techfi provides software, technology and services to the financial intermediary market. This acquisition was consistent with our strategy to add products and services for meeting the needs of a wide variety of sectors in the financial services industry, particularly in the financial planning and independent broker/dealer areas of Techfi’s strengths.

The total purchase price of $22.8 million included cash of $20.2 million, acquisition related expenses of approximately $800,000 and options to purchase 70,000 shares of our Common Stock valued at $1.8 million. The options were valued using the Black-Scholes method to determine fair value, have an exercise price of $17.39 per share, vest over five years, and expire in August 2012.

The acquisition was accounted for as a purchase transaction and accordingly, the tangible assets and liabilities acquired were recorded at their fair value at the date of the acquisition. The amounts allocated to identifiable intangibles were determined based upon management’s estimates using established valuation techniques. The results of operations of Techfi Corporation were included in our consolidated financial statements subsequent to the acquisition date.

At the time of the acquisition, there was $2.3 million of additional contingent consideration held in escrow for 14 months for protection against undisclosed liabilities. In 2003, we paid $2.0 million of the contingent consideration held in escrow and recorded an increase to goodwill. Further we paid an additional $185,000 of the contingent consideration in January 2004.

At the acquisition date, Techfi’s primary purchased in-process research and development (“IPR&D”) projects involved the development of a web-enabled system for portfolio management, performance reporting and contact management; distributable macro language to automate operational tasks such as downloading, importing and report printing; and enhancements to their currently offered AdvisorMart service.

Purchased IPR&D for Techfi represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition date, had not yet reached technological feasibility. The cash flow projections for revenues were based on estimated projected revenue and expenses beyond 2003 and expected industry benchmarks. Revenue estimates also include an estimated annual attrition percentage to account for the fact that, as time passes, the portion of projected revenue attributable to purchased IPR&D technologies will become less as newer technology replaces the capabilities and functionality of the purchased IPR&D technologies. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at after-tax cash flows. Projected operating expenses included costs of goods sold, research and development, sales and marketing expenses and general and administrative expenses, including estimated costs to maintain the products once they have been introduced into the market and are generating revenue. The rates utilized to discount projected cash flows were 20% to 35% for in-process technologies and were based primarily on rates of return and the overall level of market acceptance and the amount of time each respective technology has been in the marketplace. The projects were completed in 2002 within budgeted guidelines.

As of the date of acquisition, we concluded that the purchased in-process technology had no alternative future use after taking into consideration the potential use of the technology in different products, the stage of development and life cycle of each project and resale of the software. Therefore, we immediately expensed the value of the purchased IPR&D of $1.5 million upon acquisition.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the fourth quarter of 2002, we updated our initial allocation of the Techfi purchase price for adjustments related to intangibles, assumed liabilities and deferred tax liabilities resulting in a net increase to goodwill of $300,000.

The final allocation of the Techfi purchase price was as follows:

	Estimated Remaining Useful Life	Purchase Price Allocation

		(in thousands)
Goodwill		$17,087
Existing technologies	3.5 Years	2,060
Core technologies	4 Years	490
Trade name/trademarks	6 Years	200
Maintenance contracts	7 Years	590
Non-compete agreements	5 Years	3,150
Tangible assets		1,259
Deferred tax liabilities		(211)
Purchased in-process research and development		1,450
Liabilities assumed		(3,289)

Total Purchase Price		$22,786

Goodwill was determined not to be deductible for tax purposes under Internal Revenue Code 197.

Kinexus Corporation

In February 2002, we acquired, Kinexus Corporation, a privately held company located in New York. Kinexus provides internal account aggregation and manual data management services. The purchase provides us core technologies for use in Advent Wealth Service.

The total purchase price of $45.5 million included cash of $34 million, closing costs of $3 million and a warrant to purchase 165,176 shares of our Common Stock valued at $8.5 million. The fair value of the warrant was calculated using the Black-Scholes method using the following assumptions: fair value of common stock of $51.34 per share, interest rate of 3%, volatility of 65.9% and a dividend rate of zero. The warrant had an exercise price of $0.01 per share and was exercised in February 2002.

The acquisition was accounted for as a purchase transaction and accordingly, the tangible assets and liabilities acquired were recorded at their fair value at the date of the acquisition. The amounts allocated to identifiable intangibles were determined based upon management’s estimates using established valuation techniques. The results of operations of Kinexus Corporation were included in our consolidated financial statements subsequent to the acquisition date.

During 2002, we adjusted Kinexus goodwill and liabilities assumed, decreasing both by $4.9 million. The adjustment primarily related to a reduction of the estimated liability assumed in connection with a vacant Kinexus facility located in downtown Manhattan within a few blocks of the World Trade Center site and was based on additional analysis of the local commercial rental market.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The final allocation of the Kinexus purchase price was as follows:

	Estimated Remaining Useful Life	Purchase Price Allocation
		(in thousands)
Goodwill		$24,513
Existing technologies	3 Years	3,900
Existing technologies—internal	2 Years	498
Core technologies	3 Years	2,100
Trade name/trademarks	3 Years	600
Contracts and customer relationships	3 Years	9,400
Tangible assets		3,593
Net deferred tax assets		39,758
Liabilities assumed		(38,824)

Total Purchase Price		$45,538

Goodwill was determined not to be deductible for tax purposes under Internal Revenue Code 197.

At the time of the acquisition, there was a $3.8 million of additional contingent consideration held in escrow for 14 months for protection against undisclosed liabilities. In 2003, we paid $3.4 of the contingent consideration held in escrow and recorded an increase to goodwill. The remaining $400,000 of contingent consideration was returned to reimburse us for undisclosed liabilities. There is a potential earn-out distribution to shareholders of up to $115 million in cash or stock at the option of Advent under a formula based on revenues and expenses. Through December 31, 2003, no payments were made under this earn-out provision as the performance criteria were not met.

Scandinavian Distributors

In November 2001, we acquired all of the common stock of our Scandinavian distributors’ operations located in Norway, Sweden, and Denmark. We acquired our Scandinavian distributors’ operations to expand control over European channels for our products and services.

Including an adjustment to the purchase price in June 2002 and closing costs, we paid a total of $14.2 million in cash and closing costs. In addition, we are required to pay 50% of operating margins that exceed 20% for the two years after the acquisition. Through December 31, 2003, no additional potential consideration had been earned or paid.

The acquisition was accounted for as a purchase transaction and accordingly, the tangible assets and liabilities acquired were recorded at their fair value at the date of the acquisition. The amounts allocated to identifiable intangibles were determined based upon management’s estimates using established valuation techniques. The results of operations of the Scandinavian distributors were included in our consolidated financial statements subsequent to the acquisition date.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The final allocation of the purchase price was as follows:

	Estimated Remaining Useful Life	Purchase Price Allocation
		(in thousands)
Goodwill		$10,700
Customer relationships	5 years	7,850
Existing technology	3 years	250
Tangible assets		2,290
Deferred tax liabilities		(2,400)
Current liabilities		(4,500)

Total purchase price		$14,190

Goodwill was determined not to be deductible for tax purposes under Internal Revenue Code 197.

ManagerLink.com

In November 2001, we acquired certain assets of ManagerLink.com for a total purchase price of $2.9 million, consisting of $1.5 million in cash as well as $1.4 in net liabilities assumed, and acquisition related expenses. ManagerLink.com provides consolidated portfolio reporting tools to CPA’s, family offices, and other firms. We acquired ManagerLink.com to further increase our deployment of Advent Wealth Service.

The acquisition was accounted for as a purchase transaction and accordingly, the tangible assets and liabilities acquired were recorded at their fair value at the date of the acquisition. The amounts allocated to identifiable intangibles were determined based upon management’s estimates using established valuation techniques. The results of operations of ManagerLink.com were included in our consolidated financial statements subsequent to the acquisition date.

The final allocation of the purchase price for ManagerLink.com was as follows:

	Estimated Remaining Useful Life	Purchase Price Allocation
		(in thousands)
Goodwill		$1,500
Existing technology	5 years	1,300
Trade name	1 year	100
Tangible assets		178
Current liabilities		(1,600)
Net liabilities assumed		1,400

Total purchase price		$2,878

Goodwill was determined to be deductible for tax purposes under Internal Revenue Code 197.

NPO Solutions, Inc

In April 2001, we acquired all of the outstanding common stock of NPO Solutions, Inc. (NPO), a privately held provider of integrated computer software solutions for nonprofit organizations, located in London, New Hampshire, through our wholly-owned subsidiary MicroEdge, Inc. The total purchase price was $8.1 million, with an additional $1.5 million potentially to be distributed to NPO stockholders if NPO meets certain

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

milestones. The purchase price consisted of the cash of $6.8 million, $1.3 million in net liabilities assumed and acquisition related expenses.

The acquisition was accounted for as a purchase transaction and accordingly, the tangible assets and liabilities acquired were recorded at their fair value at the date of the acquisition. The amounts allocated to identifiable intangibles were determined based upon management’s estimates using established valuation techniques. The results of operations of NPO Solutions were included in our consolidated financial statements subsequent to the acquisition date.

The allocation of the purchase price was as follows:

	Estimated Remaining Useful Life	Purchase Price Allocation

		(in thousands)
Goodwill		$2,800
Customer relationship	7 years	2,900
Existing technology	5 years	1,600
License agreement	1 year	800
Tangible assets		860
Current liabilities		(2,200)
Net liabilities assumed		1,300

Total purchase price		$8,060

Goodwill was determined to be deductible for tax purposes under Internal Revenue Code 197.

For the years ended December 31, 2003 and 2002, we paid earn-outs of $250,000 and $500,000, respectively and recorded increases to goodwill.

Rex Development Partners, L.P.

In January 2001, we acquired all outstanding equity of Rex Development Partners, L.P., a limited partnership, for $8.7 million in cash and acquisition costs. Rex Development Partners, L.P. was formed to accelerate the development of technology incorporated in our Rex service. This purchase provides us with core technologies for use in Advent TrustedNetwork.

The acquisition was accounted for as a purchase transaction and accordingly, the tangible assets and liabilities acquired were recorded at their fair value at the date of the acquisition. The amounts allocated to identifiable intangibles were determined based upon management’s estimates using established valuation techniques. The results of operations of Rex Development Partners, L.P. were included in our consolidated financial statements subsequent to the acquisition date.

The final allocation of the purchase price was as follows:

	Estimated Remaining Useful Life	Purchase Price Allocation
		(in thousands)
Existing technologies	5 years	$8,500
Tangible assets		1,100
Current liabilities		(900)

Total purchase price		$8,700

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma Information

The following supplemental pro forma information presents selected financial information as though the purchases Kinexus, Techfi and Advent Outsource, acquired in 2002, had been completed at the beginning of the earliest period presented after giving effect to purchase accounting adjustments. The pro forma information results of operations for all other acquisitions have been excluded because the impact was not material. The pro forma consolidated net income (loss) amounts include certain pro forma adjustments, primarily the amortization of identifiable intangible assets, tax provision (benefit) adjustments on pro forma pre-tax income (loss) at a statutory tax rate of 41% and the elimination of interest income on cash used in the acquisition:

	Year Ended December 31,
	2002	2001
	(in thousands, except per share data)
Revenue	$163,087	$180,379
Net Loss	(20,961)	(7,383)
Basic net loss per share	(0.62)	(0.23)
Diluted net loss per share	(0.62)	(0.23)

4. Balance Sheet Detail

The following is a summary of property and equipment:

	December 31, 2003	December 31, 2002
	(in thousands)
Computer equipment	$32,471	$30,520
Leasehold improvements	20,854	19,092
Furniture and fixtures	2,857	2,847
Telephone system	1,851	1,854
Internet infrastructure	890	2,126

	58,923	56,439
Accumulated depreciation and amortization	(35,542)	(28,438)

Property and equipment, net	$23,381	$28,001

Depreciation and amortization expense was $8.7 million, $8.3 million and $5.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. During 2003, we wrote off $1.8 million of software developed for internal use, which we no longer intend to use. Software developed for internal use is included in internet infrastructure under property and equipment.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of intangibles:

	Average Amortization Period (Years)	Gross	Amortization	Net
	(in thousands, except average amortization period)
As of December 31, 2003
Purchased technologies	4.20	$19,784	$(11,024)	$8,760
Customer relationships	4.90	31,444	(12,840)	18,604
Other intangibles	5.00	6,405	(3,274)	3,131

		$57,633	$(27,138)	$30,495

As of December 31, 2002
Purchased technologies	4.39	$22,192	$(6,949)	$15,243
Customer relationships	5.08	28,019	(6,372)	21,647
Other intangibles	5.10	6,526	(2,259)	4,267

		$56,737	$(15,580)	$41,157

The changes in the carrying value of goodwill and intangible assets for the years ended December 31, 2003, 2002 and 2001 were as follows :

		Intangibles
	Goodwill	Gross	Accumulated Amortization	Net
	(in thousands)
Balance at December 31, 2000	$3,280	$2,020	$(1,077)	$943
Additions	10,897	24,373	—	24,373
Amortization	(1,527)	—	(3,641)	(3,641)

Balance at December 31, 2001	12,650	26,393	(4,718)	21,675
Additions	53,226	28,740	—	28,740
Amortization	—	—	(10,862)	(10,862)
Other adjustments	1,473	1,604	—	1,604

Balance at December 31, 2002	67,349	56,737	(15,580)	41,157
Additions	14,592	2,292	—	2,292
Amortization	—	—	(14,421)	(14,421)
Other adjustments	4,563	(1,396)	2,863	1,467

Balance at December 31, 2003	$86,504	$57,633	$(27,138)	$30,495

Amortization expense totaled $14.4, million $10.9 million and $4.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Additions to goodwill of $14.6 million in 2003 consisted of $8.9 million related to the acquisition of Advent Netherlands BV, and $3.4 million, $2.0 million and $0.3 million contingent consideration paid to the former stockholders of Kinexus Corporation, TechFi Corporation and NPO Solutions, Inc, respectively (See Note 3). Other adjustments of $4.6 million primarily represented translation adjustments as the U.S. Dollar weakened against European currencies during 2003.

Additions to intangible assets of $2.3 million in 2003 were related to the acquisition of Advent Netherlands BV (See Note 3). Other adjustments consisted of a $1.4 million write-off of developed technology acquired as part of our 2001 acquisition of Managerlink, and translation adjustments.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2003, estimated intangible amortization expense for each calendar year ended December 31 is: $13.3 million for 2004; $8.3 million for 2005; $4.9 million for 2006; $2.3 million for 2007; $1.2 million for 2008, and the remaining balance of $0.5 million in 2009.

Net income (loss) on a pro forma basis, excluding goodwill amortization expense, would have been as follows:

	Year Ended December 31, 2003
	2003	2002	2001
	(in thousands, except per share data)
Net income (loss)
Reported net income (loss)	$(97,543)	$(19,236)	$31,465
Add: goodwill amortization, net of tax	—	—	1,253

Adjusted net income (loss)	$(97,543)	$(19,236)	$32,718

Basic income (loss) per share
Reported net income (loss)	$(3.00)	$(0.57)	$0.98
Goodwill amortization	—	—	0.04

Adjusted net income (loss)	$(3.00)	$(0.57)	$1.02

Shares used in per share calculation	32,473	33,659	32,148

Diluted income (loss) per share
Reported net income (loss)	$(3.00)	$(0.57)	$0.89
Goodwill amortization	—	—	0.04

Adjusted net income (loss)	$(3.00)	$(0.57)	$0.93

Shares used in per share calculation	32,473	33,659	35,383

The following is a summary of other assets, net:

	December 31, 2003	December 31, 2002
	(in thousands)
Deferred income taxes	$—	$55,313
Long-term investments	8,903	11,005
Long-term prepaid	5,096	7,115
Cash held in escrow	312	6,079
Deposits	1,127	1,468

Total other assets, net	$15,438	$80,980

Long-term investments include equity investments in several privately held companies, most of which can still be considered in the start-up or development stages. In 2002, we acquired approximately 15% of the outstanding stock of LatentZero Limited (“LatentZero”), a privately-held company located in England, for $7 million. Our investment is accounted for under the equity method of accounting because our Chief Executive Officer is a member of LatentZero’s board of directors. Our portion of net income or loss for this investment has not been significant to date.

We recorded write-downs of $2.0 million, $13.5 million and $2 million in 2003, 2002 and 2001, respectively, on various long-term equity investments, as a result of other-than-temporary declines in the estimated fair market value of such investments.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of accrued liabilities:

	December 31, 2003	December 31, 2002
	(in thousands)
Salaries and benefits payables	$7,479	$8,151
Other	9,766	6,553

	$17,245	$14,704

The following is a summary of other long-term liabilities:

	December 31, 2003	December 31, 2002
	(in thousands)
Long-term portion of loss on lease	$—	$3,194
Deferred rent	2,156	2,285
Other	182	—

	$2,338	$5,479

5. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows:

	December 31, 2003	December 31, 2002
	(in thousands)
Accumulated net unrealized loss on marketable securities, net of tax	$(67)	$(34)
Accumulated foreign currency translation adjustments	8,896	3,026

	$8,829	$2,992

6. Restructuring Charges

In response to the downturn in the financial services industry, the decline in information technology spending and duplicative efforts in parts of our business as a result of our various acquisitions, we implemented several phases of restructuring during 2003. These plans were implemented to reduce costs and improve operating efficiencies by better aligning our resources to our near term revenue opportunities.

For the year ended December 31, 2003, we recorded total restructuring charges of $9.1 million consisting of $5 million for severance and benefits associated with a workforce reduction of 176 employees, $3.2 million for costs to exit leased facilities, and $0.9 million for the write-off of property and equipment.

The workforce reduction of 176 employees consisted of 39 employees in client services and support, 25 employees in professional services, 46 employees in product development, 42 employees in sales and marketing and 24 employees in general and administrative functions. These employees were located in San Francisco, California; New York, New York; Denver, Colorado; Concord, California; and Melbourne, Australia. Included in the charge is $90,000 for non-cash severance associated with modification to a former employee’s stock options. The Company also incurred charges associated with consolidating office space in the New York City area and vacating facilities in Melbourne, Australia; Concord, California; and Denver, Colorado. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through 2008. The write-off of property and equipment consisted primarily of leasehold improvements, computer equipment and related software, and office equipment, furniture and fixtures which were abandoned as a result of vacating various facilities.

The following table sets forth an analysis of the components of the restructuring charges and the payments and non-cash charges made against the accrual as of December 31, 2003:

	Severance and Benefits	Facility Lease Exit Cost	Property & Equipment Abandoned	Total

	(in thousands)
Restructuring expense	$5,004	$3,247	$861	$9,112
Reversal of deferred rent related to facilities exited	—	194	—	194
Cash paid	(4,750)	(1,257)	—	(6,007)
Non-cash charges	(90)	(3)	(861)	(954)

Accrued restructuring at December 31, 2003	$164	$2,181	$—	$2,345

As of December 31, 2003 the remaining excess facility costs are stated at estimated fair value, net of estimated sublease income of $1.1 million. We expect to pay the remaining obligations in connection with vacated facilities over the remaining lease terms, which will expire on various dates through 2008. We expect to pay the remaining severance and benefits of $164,000 in the first two quarters of 2004.

7. Income Taxes

The components of income (loss) before income taxes were as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
US	$(34,455)	$(21,729)	$46,456
Foreign	(3,676)	(1,471)	1,217

Total	$(38,131)	$(23,200)	$47,673

The components of the income tax provision (benefit) included:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Current
Federal	$(1,639)	$3,607	$16,497
State	535	656	5,736
Foreign	525	135	(16)
Deferred
Federal	53,648	(6,395)	(2,135)
State	7,200	(1,414)	(3,874)
Foreign	(857)	(553)	—

Total	$59,412	$(3,964)	$16,208

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective income tax rate on earnings differed from the United States statutory tax rate as follows:

	Year Ended December 31,
	2003	2002	2001
Statutory federal rate	(35.0)%	(35.0)%	35.0%
State taxes	19.8	(2.1)	2.5
Research and development tax credits	(1.9)	(10.0)	(2.3)
In-process research and development	—	2.2	—
Change in valuation allowance	170.6	22.4	—
Foreign taxes	2.5	6.5	—
Other (net)	(0.2)	(1.1)	(1.2)

Total	155.8%	(17.1)%	34.0%

During 2003, we established a full valuation allowance against our deferred tax assets in the United States because we determined it is more likely than not that these deferred tax assets will not be realized in the foreseeable future. As of December 31, 2003, we made no provision for a cumulative total of $5 million of undistributed earnings for certain non-U.S. subsidiaries, which have been or are intended to be permanently reinvested.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31, 2003	December 31, 2002
	(in thousands)
Current deferred tax assets:
Deferred revenue	$418	$1,497
Other accrued liabilities and reserves	3,526	3,375
State taxes	(5)	21
Other	14	17
Valuation allowance	(3,953)	(196)

Total Current	—	4,714

Non-current deferred tax assets:
Depreciation and amortization	12,892	16,238
Net operating losses, capital losses and credit carry forwards	71,972	49,057
Other	899	2,761
Valuation allowance	(88,575)	(12,743)

Total non-current	(2,812)	55,313

Net deferred tax assets (liabilities)	$(2,812)	$60,027

At December 31, 2003, the valuation allowance was increased to reduce the net deferred income tax assets in the United States due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns. At such time that it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

Deferred tax assets of $55.3 million were included in other assets, net at December 31, 2002, against which a valuation allowance was established at December 31, 2002 for the deferred tax asset related to the capital loss

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carry forward and unrealized capital losses of $6 million, and the remaining valuation allowance of $6.9 million was primarily attributable to pre-acquisition net operating loss carry forwards from acquired companies.

At December 31, 2003, we had federal and state net operating loss carry forwards of $56.5 million that are attributable to acquired companies. Utilization of these loss carry forwards is subject to certain limitations under the federal income tax laws. In addition, we had $61.8 million of federal and state net operating loss carry forwards not subject to these limitations. The carry forward period for the U.S. Federal and State net operating loss carry forwards expires between 2020 and 2023. The capital loss carry forwards expire in 2007.

8. Commitments and Contingencies

We lease office space and equipment under non-cancelable operating lease agreements, which expire at various dates through May 2012. Some operating leases contain escalation provisions for adjustments in the consumer price index. We are responsible for maintenance, insurance, and property taxes. Future minimum payments under the non-cancelable operating leases consisted of the following at December 31, 2003:

	Future Lease Payments	Future Sublease Income
	(in thousands)
2004	$8,640	$221
2005	8,629	221
2006	8,166	221
2007	6,645	221
2008	6,251	165
Thereafter	7,829	—

Total	$46,160	$1,049

Rent expense for 2003, 2002, and 2001, was $8.5 million, $7.7 million and $6.4 million, respectively, net of sub-rental income of $183,000, $159,000 and $133,000 in 2003, 2002 and 2001, respectively. For the majority of our primary lease contracts we have five-year extension options.

An independent European distributor, Advent Europe, and its subsidiaries that operate in certain European locations have the exclusive right to sell our software products, excluding Geneva, in certain locations in Europe and the Middle East. This right expires on a territory-specific basis, the earliest of which is July 1, 2004 and the latest is October 31, 2005, subject to achieving certain revenue levels. Through October 31, 2005, Advent Europe has the contingent “put” right to require us to purchase any one or any group of its subsidiaries. Our requirement to purchase is contingent upon the distributor achieving specified operating margins in excess of 20% and specified customer satisfaction criteria. The purchase price is equal to two times the preceding twelve months total revenue of the purchased subsidiary, plus potential additional consideration equal to 50% of operating margins that exceed 20%, achieved in the two years subsequent to the acquisition. This purchase price may be varied by mutual agreement. In addition, we have the “call” right to purchase any one or any group of Advent Europe’s subsidiaries under certain conditions. In the event these rights are exercised by us or Advent Europe, the purchase of these subsidiaries would principally result in an increase in intangible assets, goodwill and amortization of intangible assets. In November 2001, we acquired three of Advent Europe’s companies located in Norway, Sweden, and Denmark. In September 2002, we acquired their Greek subsidiary and in May 2003 we acquired their Dutch subsidiary, Advent Netherlands. In March 2004, our Board approved a letter of intent to purchase certain subsidiaries and assets of Advent Europe for approximately $2.5 million in cash with additional potential consideration of approximately $6.2 million. See Note 12 of the Notes to Consolidated Financial Statements for additional information.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

From time to time we are subject to various other legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

9. Employee Benefit Plans

401(K) Plan

We have a 401(k) deferred savings plan covering substantially all employees. Employee contributions, limited to 15% of compensation up to $12,000, $10,500 and $10,500 are matched 50% by us, up to 6% of employee compensation for the years ended December 31, 2003, 2002 and 2001, respectively. Matching contributions by the Company in 2003, 2002, and 2001, were $990,000, $1,273,000 and $923,000, respectively. In addition to the employer matching contribution, we may make profit sharing contributions at the discretion of the Board of Directors. We made no profit sharing contributions in 2003 and 2002, and contributed $472,000 in 2001.

1995 Employee Stock Purchase Plan

All individuals employed by Advent are eligible to participate in the Employee Stock Purchase Plan (Purchase Plan) if Advent employs them for at least 20 hours per week and at least five months per year. The Purchase Plan permits eligible employees to purchase our Common Stock through payroll deductions at a price equal to 85% of the lower of the closing sale price for our Common Stock reported on the NASDAQ National Market at the beginning or the end of each six-month offering period. In any calendar year, eligible employees can withhold up to 10% of their salary and certain variable compensation. In the second quarter of 2003, Advent’s shareholders approved an amendment to the Purchase Plan to increase the number of shares of Common Stock reserved for issuance by 600,000. As of December 31, 2003, approximately 1,007,000 shares have been issued out of a total of 1,500,000 shares of Common Stock reserved for issuance under the Purchase Plan. The Company issued approximately 211,000, 164,000, and 69,000 shares under the Purchase Plan at weighted average prices of $13.75, $20.11, and $42.09 in 2003, 2002 and 2001, respectively.

10. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Numerator for basic and diluted net income (loss) per share—net income (loss) available to common stockholders	$(97,543)	$(19,236)	$31,465

Denominator for basic net income (loss) per share—weighted average shares	32,473	33,659	32,148

Dilutive effect of stock options and warrants	—	—	3,235

Denominator for diluted net income (loss) per share—weighted average shares assuming dilution	32,473	33,659	35,383

Basic net income (loss) per share	$(3.00)	$(0.57)	$0.98

Diluted net income (loss) per share	$(3.00)	$(0.57)	$0.89

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As the Company incurred net losses in fiscal 2003 and 2002, options to purchase 5.2 million and 4.3 million shares, respectively, of the Company’s common stock were excluded from the computation of diluted net loss per share, as the effect would have been antidilutive. Options to purchase 0.9 million shares of the Company’s common stock were excluded from the computation of diluted net income per share for fiscal 2001 as the options’ exercise price was greater than the average market price of the common stock and, therefore, the effect would have been antidilutive.

11. Stockholders’ Equity

Secondary Offering

In August 2001, we completed a secondary public offering of 2,750,000 shares of common stock at $57.11 per share, excluding offering costs. Of the 2,750,000 shares offered, 200,000 were sold by a selling stockholder. The net proceeds of the offering to us were $138 million.

Common Stock Repurchase

In 2001, Advent’s Board of Directors authorized the repurchase of up to one million shares of outstanding common stock. A total of 430,000 shares were repurchased in 2001. The Company paid $14.8 million at an average price of $34.44 per share. In May and June 2002, our Board of Directors authorized the repurchase of an additional 1,000,000 and 2,000,000 shares, respectively. During 2002, we repurchased and retired a total of 2,355,000 shares for which we paid $49.7 million at an average price of $21.09 per share. In the first quarter of 2003, we repurchased and retired an additional 1,000,000 shares of our Common Stock at an average price of $14.31 per share.

Warrants

In March 2001 we issued a fully vested non-forfeitable stock purchase warrant to purchase a total of 191,644 shares of our Common Stock to a customer from whom we had revenue of $56,000, $3.4 million and $7.1 million in 2003, 2002 and 2001, respectively. The warrant was issued for cash consideration of $5 million, which was the estimated Black-Scholes fair value. The warrant has an exercise price of $45.375 per share, is immediately exercisable, and expires in March 2006.

In February 2002, we acquired Kinexus Corporation, a privately held company located in New York. The total purchase price of $45.5 million included cash of $34 million, closing costs of $3 million and a warrant to purchase 165,176 shares of our Common Stock valued at $8.5 million. The fair value of the warrant was calculated using the Black-Scholes method using the following assumptions: fair value of common stock of $51.34 per share, interest rate of 3%, volatility of 65.9% and a dividend rate of zero. The warrant had an exercise price of $0.01 per share and was exercised in February 2002.

Stock Option Exchange

In November 2002, the Company commenced a voluntary stock option exchange program made available to certain eligible employees of the Company. The Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Chief Technology Officer and Executive Vice President of Corporate Development were specifically excluded from participating in the exchange program. Under the program, eligible employees were given the option to cancel each outstanding stock option granted to them at an exercise price greater than or equal to $20 per share, in exchange for a new option to buy 0.8 shares of the Company’s Common Stock to be granted on June 5, 2003, six months and one day from December 4, 2002, the expiration date of the offer, and the date the old options of participating employees were cancelled. Additionally, options granted in the six months prior to this

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exchange offer, irrespective of their exercise prices, were cancelled for all employees that elected to participate in this exchange program. There was no credit given for option vesting during the period between cancellation of the outstanding option and the grant of the new option. The exercise price of the new option is equal to the fair market value of the Company’s Common Stock on the date of grant. In total, 3,336,504 option shares were eligible to participate in this program and 2,462,102 options were surrendered for cancellation ranging in exercise price from $17.39 to $60.375 with a weighted average exercise price of $47.33 per share. In the second quarter of 2003, in connection with this voluntary stock option exchange program, we granted 1,770,786 replacement options to employees at an exercise price equal to the fair market value of the stock on the date of grant, which was $18.88 per share. The exchange program did not result in additional compensation charges or variable option plan accounting.

Stock Options

We have three stock option plans, the 2002 Stock Plan (Plan), 1998 Non-statutory Stock Option Plan (Non-statutory Plan) and 1995 Director Option Plan (Director Plan).

The Plan In February and May 2002, the Board of Directors and the stockholders, respectively, approved the 2002 Stock Plan. Under our 2002 Stock Plan (Plan) we may grant options to purchase Common Stock to employees and consultants. Options granted may be incentive stock options or non-statutory stock options and shall be granted at a price not less than fair market value on the date of grant. Fair market value (as defined in the Plan) and the vesting of these options shall be determined by the Board of Directors. The options generally vest over 5 years and expire no later than 10 years from the date of grant. Unvested options on termination of employment are canceled and returned to the Plan. The 2002 Stock Plan has an “evergreen” provision which adds an annual increase to the plan on the last day of the Company’s fiscal year beginning in 2002 equal to the lesser of (i) 1,000,000 shares, (ii) 2% of the Company’s outstanding shares on such date, or (iii) a lesser number of shares determined by the Board of Directors. All remaining options from the expired 1992 Stock Plan have rolled over to the 2002 Stock Plan. The terms of the 1992 Stock Plan were substantively the same as the terms of the new 2002 Stock Plan.

In July 2002, we acquired Techfi Corporation, a privately held company. The total purchase price of $22.8 million includes cash of $20.2 million, acquisition related expenses of $800,000 and options to purchase 70,000 shares of our Common Stock valued at $1.8 million. The options were issued under the 1992 Stock Plan and were valued using the Black-Scholes method to determine fair value, have an exercise price of $17.39 per share, vest over five years, and expire in August 2012.

In 2001, we granted 25,000 stock options to certain employees of a distributor that have an exercise price of $40, vest over 5 years and have a term of 10 years. The options are subject to variable plan accounting, which requires us to re-measure compensation cost for outstanding options each reporting period based on changes in the market value of the underlying common stock until the time the options are exercised, are forfeited or expire unexercised. With respect to these stock options, we recorded stock compensation expense of $240,000, stock-based credits of $2,000 and stock compensation expense of $148,000 for 2003, 2002 and 2001, respectively.

During 2003, we also recorded stock compensation expense of $261,000 related to the extension of vesting schedules on the outstanding stock options held by employees affected by the work-force reductions.

Non-Statutory Plan In November 1998, the Board of Directors approved the 1998 Non-statutory Stock Option Plan (Non-statutory Plan) and reserved 300,000 shares of Common Stock for issuance thereunder. Under our 1998 Non-statutory Plan, we may grant options to purchase Common Stock to employees and consultants, excluding persons who are executive officers and directors. Options granted are non-statutory stock options and shall be granted at a price not less than fair market value on the date of grant. Fair market value (as defined in the Non-statutory Plan) and the vesting of these options shall be determined by the Board of Directors. The options

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

generally vest over 5 years and expire no later than 10 years from the date of grant. Unvested options on termination of employment are canceled and returned to the Non-statutory Plan.

Director Plan Our 1995 Director Option Plan (Director Plan) provides for the grant of non-statutory stock options to our non-employee directors (“outside directors”). Under the Director Plan, each outside director is granted a non-qualified option to purchase 30,000 shares on the latter of the date of effectiveness of the Director Plan or the date upon which such person first becomes a director. The exercise price of each option is equal to the fair market value of our Common Stock as of the date of the grant. In subsequent years, each outside director is automatically granted an option to purchase 6,000 shares on December 1 with an exercise price equal to the fair value of our Common Stock on that date. Initial options granted under the Director Plan vest one-fifth of the shares on the first anniversary date of grant and the remaining shares vest ratably each month over the ensuing four years. Subsequent option grants begin to vest on the fourth anniversary of the date of grant and vest ratably each month over the next 12-month period. All Director Plan options have a ten-year term.

A summary of the status of the Company’s stock option plans as of December 31, 2003, 2002 and 2001 and changes during the years ended on those dates is presented below.

	2003		2002		2001
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Outstanding at beginning of year	4,265	$19.03	6,930	$26.67	7,193	$19.95
Options granted	2,977	$17.86	923	$39.67	1,455	$44.70
Options exercised	(875)	$8.93	(833)	$14.67	(1,357)	$11.37
Options canceled	(1,162)	$25.94	(2,755)	$46.46	(361)	$22.94

Outstanding at end of year	5,205	$18.51	4,265	$19.03	6,930	$26.67

Exercisable at end of year	3,027	$17.98	2,963	$16.13	3,013	$18.17

The options and warrants outstanding and currently exercisable by exercise price at December 31, 2003 were as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$ 1.67 - $ 9.46	1,043	3.68	$8.81	1,041	$8.81
$ 9.58 - $16.55	1,122	7.97	$14.83	333	$13.03
$17.13 - $18.70	303	9.59	$17.42	90	$17.17
$18.88 - $18.88	1,486	7.26	$18.88	661	$18.88
$18.96 - $39.13	941	6.3	$24.02	667	$24.02
$40.00 - $60.38	310	7.26	$47.15	235	$46.31

	5,205	6.66	$18.51	3,027	$17.98

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The options available for grant at December 31, 2003 were as follows:

	2003	2002	2001
	(in thousands)
Beginning balance	5,164	6,298	6,371
Authorized	659	657	1,021
Options granted	(2,977)	(923)	(1,455)
Options canceled	1,162	2,756	361
Expired	(773)	(3,624)	—

Ending balance	3,235	5,164	6,298

12. Subsequent Events

In February 2004, we reached a settlement involving a claim with a former employee. As a result of this settlement, Advent has recorded a receivable of $775,000. This amount was included in Advent’s results of operations for 2003.

In March 2004, our Board approved a letter of intent to purchase certain subsidiaries and assets of our independent European distributor, Advent Europe, for approximately $2.5 million in cash, with additional potential consideration of approximately $6.2 million. The initial $2.5 million purchase consideration is due upon execution of the agreement, and $2.5 million is due when Advent Europe meets certain non-financial goals associated with the business transaction. The balance of the consideration is contingent on Advent Europe achieving certain revenue goals in 2004. We expect the transaction to close in the second quarter of 2004.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Advent Software, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Advent Software, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP San Jose, California March 11, 2004

Supplementary Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2003
Net revenues	$33,044	$32,758	$34,484	$36,873
Gross margin	19,869	18,217	19,975	22,074
Loss from operations	(11,679)	(13,977)	(8,652)	(5,351)
Net loss	(7,480)	(9,596)	(5,449)	(75,018)
Net loss per share—Basic	(0.23)	(0.30)	(0.17)	(2.29)
Net loss per share—Diluted	(0.23)	(0.30)	(0.17)	(2.29)

2002
Net revenues	$49,197	$38,868	$35,110	$36,261
Gross margin	37,939	26,494	22,342	22,989
Income (loss) from operations	9,413	(4,678)	(10,644)	(9,624)
Net income (loss)	7,309	(12,112)	(8,328)	(6,105)
Basic net income (loss) per share	0.21	(0.35)	(0.25)	(0.19)
Diluted net income (loss) per share	0.20	(0.35)	(0.25)	(0.19)

(1)	Subsequent to our press release in January 2004, we reached a settlement involving a claim with a former employee in February 2004. As a result of this settlement, we recorded a receivable of $775,000 and a corresponding reduction in general and administrative expenses in the fourth quarter of 2003.
(2)	In the fourth quarter of 2003, we began presenting amortization of developed technology within cost of revenues. All prior periods have been reclassified to conform to the current presentation. See “Reclassifications” within Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on this reclassification.
(3)	The fourth quarter of 2003 included a provision for income taxes of $70.5 million as a result of recording a full valuation allowance against our deferred tax assets in the United States.
(4)	In the second quarter of 2003, we changed our classification of certain revenues, cost of revenues and operating expense items. In addition, we changed our classification of related amounts on the balance sheet between accounts receivable, prepaid expenses and accrued liabilities. All prior period amounts have been reclassified to conform to the current presentation. See “Reclassifications” within Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on these reclassifications.
(5)	In the second quarter of 2002, we recorded a write-down of $9 million for an other-than-temporary decline in the estimated fair market value of a privately-held investment.

PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was carried out under the supervision and with the participation of Advent’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Advent’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Advent’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Advent in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in internal controls over financial reporting

There was no change in Advent’s internal controls over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the fourth quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, Advent’s internal controls over financial reporting.

Item 10. Directors and Executive Officers of the Registrant

Information regarding Directors and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the sections captioned “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Proxy Statement for our 2004 Annual Meeting of Stockholders. Such information is incorporated herein by reference. The information required by this Item related to the executive officers can be found in the section captioned “Executive Officers of the Registrant” under Item 1, Part I of this Form 10-K, and is also incorporated herein by reference. Our Code of Ethics for Principal Executive and Senior Financial Officers is filed as Exhibit 14.1 to this report.

Item 11. Executive Compensation

Information required by this Item is incorporated by reference to our Proxy Statement, where it is included under the caption “Executive Officer Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this Item is incorporated by reference to our Proxy Statement where it is included under the captions “Beneficial Security Ownership Of Management and Certain Beneficial Owners,” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions

Information required by this Item is incorporated by reference to our Proxy Statement where it is included under the caption “Certain Relationships.”

Item 14. Principal Accounting Fees and Services

Information required by this Item is incorporated by reference to our Proxy Statement, where it is included under the caption “Audit and Non-Audit Fees.”

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this Report

1. Financial Statements

The following are included in Item 8:

2. Financial Statement Schedules

The following financial statement schedule for the years ended December 31, 2001, 2002 and 2003 should be read in conjunction with the consolidated financial statements of Advent Software, Inc. filed as part of this Annual Report on Form 10-K:

Schedule II

ADVENT SOFTWARE, INC

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2001, 2002 and 2003

	Balance at Beginning of Period	Additions (Reductions) Charged to Expense	Charged to Other Accounts	Write-offs	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
2001	$963	$3,105	$—	$1,348	$2,720
2002	2,720	2,407	—	3,717	1,410
2003	1,410	(683)	—	86	641
Deferred tax asset valuation allowance:
2001	$—	$—	$—	$—	$—
2002	—	12,939	—	—	12,939
2003	12,939	79,589	—	—	92,528

Schedules other than those listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of Advent Software, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 11, 2004, which appear in Advent Software, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, also included an audit of the financial statement schedules listed in Item 15(a) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP San Jose, California March 11, 2004

3. Exhibits

The following exhibits are filed as a part of, or incorporated by reference into this Form 10-K:

Exhibit Number	Description of Document

2.1++++	Agreement and Plan of Merger by and among Advent Software, Inc., Kayak Acquisition Corp, and Kinexus Corporation dated as of December 31, 2001.

3.1****	Second Amended and Restated Certificate of Incorporation of Registrant.

3.2******	Amended and Restated Bylaws of Registrant.

4.1+	Specimen Common Stock Certificate of Registrant.

10.1+	Form of Indemnification Agreement for Executive Officers and Directors.

10.2++	1992 Stock Plan, as amended.

10.3+	1993 Profit Sharing & Employee Savings Plan, as amended.

10.4+	1995 Employee Stock Purchase Plan.

10.5+++	1995 Director Option Plan.

10.6*****	2002 Stock Option Plan

10.7+	Severance Agreement between Advent and Peter M. Caswell dated December 10, 1993.

10.8+*	Agreement between Advent and Interactive Data Corporation dated January 1, 1995.

10.9**	Office Lease dated August 1, 1998, between SOMA Partners, L.P. and Advent for facilities located at 301 Brannan in San Francisco, California.

10.10***	Office Lease dated July 22, 1999, between 405 Lexington, L.L.C. and Advent for facilities located at 666 Third Avenue in New York, New York.

14.1	Code of Ethics for Principal Executive and Senior Financial Officers

21.1	Subsidiaries of Advent.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1	Power of Attorney (included on page 79 of this Form 10-K).

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

+	Incorporated by reference to the exhibit filed with Advent’s registration statement filed on Form SB-2 (commission file number 33-97912-LA), declared effective on November 15, 1995
++	Incorporated by reference to the exhibit filed with Advent’s registration statement filed on Form S-8 on May 28, 1999.
+++	Incorporated by reference to the exhibit filed with Advent’s registration statement filed on Form S-8 on August 11, 2000.
++++	Incorporated by reference to the exhibit filed with Advent’s report on Form 8-K filed February 28, 2002.
*	Confidential treatment requested as to certain portions of this exhibit.
**	Incorporated by reference to Advent’s Annual Report on Form 10-K for the year ended December 31, 1998.
***	Incorporated by reference to Advent’s Annual Report on Form 10-K for the year ended December 31, 1999.
****	Incorporated by reference to Advent’s Annual Report on Form 10-K for the year ended December 31, 2000.
*****	Incorporated by reference to Advent’s Annual Report on Form 10-K for the year ended December 31, 2001.
******	Incorporated by reference to Advent’s Annual Report on Form 10-K for the year ended December 31, 2002.

(b) Reports on Form 8-K:

On October 23, 2003, we furnished a Current Report on Form 8-K to the SEC including the Company’s press release announcing our financial results for the three and nine months ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 10th day of March, 2004.

ADVENT SOFTWARE, INC.

By:	/s/ GRAHAM V. SMITH

Graham V. Smith Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints GRAHAM V. SMITH his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ STEPHANIE G. DIMARCO Stephanie G. DiMarco	Chief Executive Officer and President (Principal Executive Officer)	March 10, 2004

/s/ GRAHAM V. SMITH Graham V. Smith	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 10, 2004

/s/ TERRY H. CARLITZ Terry H. Carlitz	Director	March 10, 2004

/s/ JOHN H. SCULLY John H. Scully	Chairman of the Board	March 10, 2004

/s/ WENDELL G. VAN AUKEN Wendell G. Van Auken	Director	March 10, 2004

William F. Zuendt	Director

/s/ MONTE ZWEBEN Monte Zweben	Director	March 10, 2004