Form 10-Q
period 2004-03-31
ADVENT SOFTWARE INC /DE/
filed 2004-05-10
CIK 1002225

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-26994

ADVENT SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2901952
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Yes ☒ No ☐

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2004 was 33,147,625.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87,276	$83,334
Marketable securities	79,806	76,738
Accounts receivable, net	18,452	17,448
Prepaid expenses and other	9,868	11,526
Income taxes receivable	1,639	1,639

Total current assets	197,041	190,685
Property and equipment, net	21,479	23,381
Goodwill	86,426	86,504
Other intangibles, net	26,769	30,495
Other assets, net	14,387	15,438

Total assets	$346,102	$346,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,206	$1,320
Accrued liabilities	15,491	17,245
Deferred revenues	37,357	36,123
Income taxes payable	7,988	8,206

Total current liabilities	63,042	62,894
Deferred income taxes	2,708	2,812
Other long-term liabilities	2,274	2,338

Total liabilities	68,024	68,044

Stockholders’ equity:
Common stock	331	329
Additional paid-in capital	301,644	299,459
Accumulated deficit	(31,314)	(30,158)
Accumulated other comprehensive income	7,417	8,829

Total stockholders’ equity	278,078	278,459

Total liabilities and stockholders’ equity	$346,102	$346,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net revenues:
License and development fees	$8,008	$6,742
Maintenance and other recurring	22,886	21,140
Professional services and other	5,942	5,162

Total net revenues	36,836	33,044

Cost of revenues:
License and development fees	594	554
Maintenance and other recurring	6,880	7,379
Professional services and other	4,687	3,807
Amortization of developed technology	1,342	1,435

Total cost of revenues	13,503	13,175

Gross margin	23,333	19,869

Operating expenses:
Sales and marketing	8,793	11,455
Product development	7,852	9,367
General and administrative	5,981	5,312
Amortization of other intangibles	2,024	1,925
Restructuring charges (benefit)	(43)	3,489

Total operating expenses	24,607	31,548

Loss from operations	(1,274)	(11,679)
Interest income and other expense, net	126	172

Loss before income taxes	(1,148)	(11,507)
Benefit from income taxes	—	(4,027)

Net Loss	$(1,148)	$(7,480)

Net loss per share:
Basic and diluted	$(0.03)	$(0.23)

Weighted average shares:
Basic and diluted	33,066	32,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,148)	$(7,480)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash stock based compensation	12	—
Depreciation and amortization	5,508	5,504
Non-cash restructuring charges	—	410
Loss on disposition of fixed assets	245	—
Provision for (reduction of) doubtful accounts	(2)	102
Other than temporary loss on investments	—	500
Loss on investments	251	69
Deferred income taxes	(105)	(22)
Other	78	23
Changes in operating assets and liabilities:
Accounts receivable	(1,002)	1,020
Prepaid and other assets	2,600	(144)
Income taxes receivable	—	6,289
Accounts payable	886	(50)
Accrued liabilities	(2,572)	(168)
Deferred revenues	1,215	1,180
Income taxes payable	(218)	(2,349)

Net cash provided by operating activities	5,748	4,884

Cash flows from investing activities:
Purchases of property and equipment	(491)	(1,876)
Purchases of marketable securities	(23,627)	(32,711)
Sales and maturities of marketable securities	20,173	47,566

Net cash provided by (used in) investing activities	(3,945)	12,979

Cash flows from financing activities:
Proceeds from exercises of stock options	2,175	764
Common stock repurchased	—	(14,308)
Repayment of capital leases	—	(61)

Net cash provided by (used in) financing activities	2,175	(13,605)

Effect of exchange rate changes on cash and cash equivalents	(36)	165

Net increase in cash and cash equivalents	3,942	4,423
Cash and cash equivalents at beginning of period	83,334	78,906

Cash and cash equivalents at end of period	$87,276	$83,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of Advent Software, Inc. (“Advent”) and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

We have prepared the condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in these interim statements pursuant to such SEC rules and regulations. We recommend that these interim financial statements be read in conjunction with the audited financial statements and related notes included in our 2003 Annual Report on Form 10-K filed with the SEC. Interim results are not necessarily indicative of the results to be expected for the full year, and we make no representation thereto.

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

2. Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes in which either (a) the equity investors in the entity do not have the characteristics of a controlling financial interest or (b) the equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both (primary beneficiary).

We adopted the provisions of FIN 46 in the first quarter of 2004. In conjunction with the adoption of FIN 46, we determined that our independent European distributor, Advent Europe Holding BV (“Advent Europe”) is a variable interest entity, but that we are not the primary beneficiary. In accordance with FIN 46, we are not required to consolidate this distributor. We established our relationship with Advent Europe in 1998. Advent Europe and its subsidiaries have had the exclusive right to sell our software products, excluding Geneva, in certain locations in Europe and the Middle East. From 2001 through 2003, we purchased five of Advent Europe’s subsidiaries. As discussed in Note 12, we signed a definitive agreement on April 28, 2004 to purchase the remaining independent distributor businesses of Advent Europe in the United Kingdom and Switzerland, as well as certain assets of Advent Europe, for initial consideration of $3.2 million and additional potential consideration of approximately $6.0 million. We currently have no other exposure to loss as a result of our involvement with Advent Europe.

3. Stock-Based Compensation

We use the intrinsic value-based method as prescribed in the Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) to account for all of our stock-based employee compensation plans and have adopted the disclosure-only alternative of SFAS No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. We are required to disclose the pro forma effects on operating results as if we had elected to use the fair value approach to account for all our stock-based employee compensation plans. Stock-based compensation for non-employees is based on the fair value of the related stock or options.

The fair value of warrants, options or stock exchanged for services is expensed over the period benefited. The warrants and options are valued using the Black-Scholes option pricing model.

If compensation had been determined based on the fair value at the grant date for awards in the three month periods ended March 31, 2004 and 2003, respectively, consistent with the provisions of SFAS No. 123, our net loss and net loss per share would have been as follows:

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share data)
Net loss — as reported	$(1,148)	$(7,480)
Stock-based employee compensation expense included in reported net loss	12	—
Total stock based employee compensation expense determined under fair value based method for all options, net of tax (1)	(2,551)	(1,908)

Net loss — pro forma	$(3,687)	$(9,388)

Reported net loss per share — basic and diluted	$(0.03)	$(0.23)

Pro forma net loss per share — basic and diluted	$(0.11)	$(0.29)

(1)	Assumes an effective tax rate of 0% and 35% for the three months ended March 31, 2004 and 2003, respectively.

The weighted-average grant-date fair value of options granted were $19.68 and $8.25 per option for the three months ended March 31, 2004 and 2003, respectively. The estimated weighted-average grant-date fair value of the Employee Stock Purchase Plan (“ESPP”) rights were $15.21 and $18.79 per option for the three months ended March 31, 2004 and 2003, respectively. The ESPP plan periods begin every six months in the second and fourth quarter of each year.

The fair value of each option grant and Employee Stock Purchase Plan rights were estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Three Months Ended March 31,
	2004	2003
Stock Options:
Risk-free interest rate	2.89%	2.87%
Volatility	67%	73%
Expected life	5 years	5 years
Expected dividends	None	None
Employee Stock Purchase Plan:
Risk-free interest rate	1.00%	1.10%
Volatility	67%	75%
Expected life	6 months	6 months
Expected dividends	None	None

4. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share data)
Net loss	$(1,148)	$(7,480)
Weighted average shares — basic and diluted	33,066	32,390

Net loss per share — basic and diluted	$(0.03)	$(0.23)

As the Company incurred net losses in the three month periods ended March 31, 2004 and 2003, options to purchase 5.9 million and 4.2 million shares, respectively, of the Company’s common stock were excluded from the computation of diluted net loss per share, as the effect would have been anti-dilutive.

5. Goodwill

The changes in the carrying value of goodwill for the three months ended March 31, 2004 were as follows:

Goodwill
(in thousands)
Balance at December 31, 2003	$86,504
Additions	996
Other adjustments	(1,074)

Balance at March 31, 2004	$86,426

Additions to goodwill for the three months ended March 31, 2004 consisted of $811,000 for the achievement of certain earn-out provisions of the Advent Outsource Data Management acquisition agreement and consideration of $185,000 paid to the former shareholders of Techfi Corporation which had been held in escrow for protection against undisclosed liabilities. Other adjustments represented translation adjustments between the European currencies and the U.S. dollar in the first quarter of 2004.

6. Other Intangibles

The following is a summary of other intangibles as of March 31, 2004:

	Average Amortization Period (Years)	Gross	Accumulated Amortization	Net
	(in thousands)
Purchased technologies	3.5	$19,770	$(12,356)	$7,414
Customer relationships	5.4	30,867	(14,387)	16,480
Other intangibles	4.4	6,403	(3,528)	2,875

Balance at March 31, 2004		$57,040	$(30,271)	$26,769

The following is a summary of other intangibles as of December 31, 2003:

	Average Amortization Period (Years)	Gross	Accumulated Amortization	Net
	(in thousands)
Purchased technologies	4.2	$19,784	$(11,024)	$8,760
Customer relationships	4.9	31,444	(12,840)	18,604
Other intangibles	5.0	6,405	(3,274)	3,131

Balance at December 31, 2003		$57,633	$(27,138)	$30,495

The changes in the carrying value of other intangibles for the three months ended March 31, 2004 were as follows:

	Gross	Accumulated Amortization	Net
	(in thousands)
Balance at December 31, 2003	$57,633	$(27,138)	$30,495
Amortization	—	(3,366)	(3,366)
Other adjustments	(593)	233	(360)

Balance at March 31, 2004	$57,040	$(30,271)	$26,769

Amortization expense totaled $3.4 million for the three months ended March 31, 2004 and 2003. Other adjustments for the three month period ended March 31, 2004 represented translation adjustments between the European currencies and the U.S. dollar.

Based on the carrying amount of the other intangibles as of March 31, 2004, the estimated future amortization is as follows (in thousands):

Year Ended December 31,
2004 (April 1 to December 31, 2004)	$9,596
2005	8,310
2006	4,912
2007	2,282
2008	1,179
Thereafter	490

Total amortization	$26,769

7. Balance Sheet Detail

The following is a summary of other assets, net:

	March 31, 2004	December 31, 2003
	(in thousands)
Long-term investments	$8,632	$8,903
Long-term prepaids	4,504	5,096
Other	1,251	1,439

Total other assets, net	$14,387	$15,438

Long-term investments include equity investments in several privately held companies, most of which can still be considered in the start-up or development stages. In 2002, we acquired approximately 15% of the outstanding stock of LatentZero Limited (“LatentZero”), a privately-held company located in the United Kingdom, for $7 million. Our investment is accounted for under the equity method of accounting because our Chief Executive Officer is a member of LatentZero’s board of directors.

In the three months ended March 31, 2003, we recorded write-downs of $500,000 on various long-term equity investments, as a result of other-than-temporary declines in the estimated fair value of such investments. In the three months ended March 31, 2004 and 2003, we recorded a loss of $271,000 and income of $11,000, respectively, as our pro rata share of net loss and net income on our equity method investment. These amounts are included in interest income and other expenses, net on our Condensed Consolidated Statements of Operations.

The following is a summary of accrued liabilities:

	March 31, 2004	December 31, 2003
	(in thousands)
Salaries and benefits payables	$6,680	$7,479
Other	8,811	9,766

Total accrued liabilities	$15,491	$17,245

Other accrued liabilities includes the accrual for restructuring charges (see Note 9).

The following is a summary of other long-term liabilities:

	March 31, 2004	December 31, 2003
	(in thousands)
Deferred rent	$2,108	$2,156
Other	166	182

Total other long-term liabilities	$2,274	$2,338

8. Comprehensive Income (Loss)

The components of comprehensive loss were as follows:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Net loss	$(1,148)	$(7,480)
Unrealized loss on marketable securities, net of tax	(60)	(51)
Foreign currency translation adjustments	(1,352)	(425)

Comprehensive loss	$(2,560)	$(7,956)

The components of accumulated other comprehensive income were as follows:

	March 31, 2004	December 31, 2003
	(in thousands)
Accumulated net unrealized loss on marketable securities, net of tax	$(127)	$(67)
Accumulated foreign currency translation adjustments	7,544	8,896

Accumulated other comprehensive income	$7,417	$8,829

9. Restructuring Charges (Benefit)

In response to the downturn in the financial services industry, the decline in information technology spending and duplicative efforts in parts of our business as a result of our various acquisitions, we implemented several phases of restructuring beginning in 2003. These plans were implemented to reduce costs and improve operating efficiencies by better aligning our resources to our near term revenue opportunities.

The restructuring charges (benefit) recorded for the three month periods ended March 31, 2004 and 2003 were:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Facility exit costs	$(163)	$2,100
Severance and benefits	120	979
Property and equipment abandoned	—	410

Total	$(43)	$3,489

For the three months ended March 31, 2004, we recorded a net restructuring benefit of $43,000 consisting of a $163,000 adjustment related to entering into a final sub-lease agreement on one of our vacated facilities in New York and a $16,000 adjustment to non-cash severance. These adjustments were partially offset by a restructuring charge of $136,000 related to the termination of nine employees, located primarily in New York.

For the three months ended March 31, 2003, we recorded restructuring charges of $3.5 million. These charges consisted of $2.1 million related to the closing and consolidating of excess office space, primarily in New York and Australia; $1.0 million of severance and benefits related to the termination of 39 employees; and $410,000 related to the abandonment and write-off of certain equipment, furniture and leasehold improvements.

The following table sets forth an analysis of the components of the restructuring charges and the payments and non-cash charges made against the accrual as of March 31, 2004:

	Facility Exit Costs	Severance and Benefits	Total
	(in thousands)
Accrued restructuring at December 31, 2003	$2,181	$164	$2,345
Restructuring charges	—	136	136
Cash paid	(574)	(170)	(744)
Adjustment of prior restructuring costs	(163)	(16)	(179)

Accrued restructuring at March 31, 2004	$1,444	$114	$1,558

As of March 31, 2004, the remaining excess facility costs are stated at estimated fair value, net of estimated sublease income of approximately $780,000. We expect to pay remaining obligations in connection with vacated facilities no later than over the remaining lease terms, which expire on various dates through 2008. We expect to pay the remaining severance and benefits in 2004.

10. Common Stock Repurchase

During 2001 and 2002, Advent’s Board of Directors (the “Board”) authorized the repurchase of up to four million shares of outstanding common stock. No shares of common stock were repurchased during the first quarter of 2004. In the first quarter of 2003, we repurchased and retired 1.0 million shares of our common stock at a cost of $14.3 million. As of March 31, 2004, we have repurchased and retired 3.8 million shares of common stock since inception of the stock repurchase program at a total cost of $78.8 million. The stock repurchase program has been suspended by the Board and therefore, any further stock repurchases are subject to Board approval.

11. Commitments and Contingencies

We lease office space and equipment under non-cancelable operating lease agreements, which expire at various dates through May 2012. As of March 31, 2004, our remaining operating lease commitments through 2012 are approximately $43.9 million. Future minimum rentals to be received under non-cancelable sub-leases total $0.9 million.

We have contingent liabilities related to our acquisitions of Advent Netherlands BV and Advent Outsource Data Management in the form of potential earn-out distributions. These earn-outs are recorded as additional goodwill, if earned. Under the terms of the purchase agreement of Advent Netherlands BV, the earn-out provision is based on a formula equal to 50% of any operating margins which exceed 20% for the year ending December 31, 2004. As of March 31, 2004, no additional consideration was earned based on this formula. Under the terms of the purchase agreement of Advent Outsource Data Management, there is an earn-out provision of up to $5 million under a formula based on revenue results through December 31, 2004. Through March 31, 2004, $811,000 had been earned and recorded as additional goodwill under this provision (see Note 5). Additional consideration earned under these earn-out provisions will be paid in 2005.

From time to time we are subject to various other legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

12. Subsequent Event

On April 28, 2004, we signed a definitive agreement to purchase the remaining independent distributor businesses of Advent Europe in the United Kingdom and Switzerland, as well as certain assets of Advent Europe. The initial consideration of $3.2 million consists of $380,000 in cash and $2.8 million of assumed liabilities, with additional potential consideration of approximately $6.0 million. The initial $380,000 cash consideration was paid and liabilities of $2.8 million assumed at the close of transaction on May 3, 2004. An additional $2.4 million is due upon the satisfaction of two post-closing conditions associated with the business transaction. The balance of the consideration is contingent on the achievement of certain revenue goals in 2004.

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

During the first quarter of 2004, we continued to focus on growing and strengthening our core business and related services. Our software revenues came from activity in our core products: Axys, Moxy, Partner, Geneva, as well as MicroEdge’s Foundation Power. Our growth in software license revenues primarily came from sales of these core products in medium-sized accounts, particularly to our existing clients. We were also able to sell our Geneva product into the larger enterprise market.

We have also focused on bringing enhanced functionality and new products to the market. In the first quarter of 2004, we released two new versions of our products: Geneva 5.2 and Moxy 4.2.

Geneva 5.2 features even more comprehensive security types and transaction coverage. We view alternative asset investments as a high growth area, and Geneva is positioned to meet the needs of firms whose business models include alternative assets. Version 5.2 includes functionality to process revolving debt, term loans, distressed debt and inflation protection bonds. Our challenge is to continue to add functionality that anticipates the market’s needs and provides a sophisticated platform to meet complex business requirements.

Moxy 4.2 is a version of our trade order management solution that was designed to be used “stand alone”, independent from Axys, our mid-market portfolio accounting solution. This new version of Moxy is designed for banks and trusts that traditionally use a bank industry-specific trust accounting system as their system of record. One of our partners, SEI Investments Management Corporation (“SEI”), is distributing this product. The success of this product will depend in large part on being able to seamlessly integrate Moxy into our customer’s portfolio processing and accounting systems. Outside of the SEI hosted environment, we will also license this version of Moxy to banks and trusts, as it features integration with all the major trust accounting systems.

We have also been aligning our cost structure so that it is more in line with current revenue levels. Our total expenses of $38.1 million in the first quarter of 2004 are down from $44.7 million in the same period last year. The current cost structure reflects the restructuring activities from the prior year and continued cost-cutting initiatives. While restructuring charges were minimal this quarter, we do expect to record restructuring charges of approximately $5.0 million associated with building abandonment in the second quarter of 2004.

In the second quarter of 2004, we purchased the remaining independent distributor businesses of Advent Europe Holding BV (“Advent Europe”) in the United Kingdom and Switzerland. We now control all of our European operations. Over the last nine months, we have added significant customers in Europe, and we see this as an increasingly important market for us in the future. Our challenge will be to successfully integrate the new European entities and continue growth in the international markets.

Going forward, our goal is to return to profitability. Our ability to achieve this target will depend upon our ability to license software and sell services to new and existing customers and to renew maintenance contracts at similar levels to what we achieved in the first quarter of 2004. Our cost structure, excluding the impact of our acquisitions of the remaining distributor businesses of Advent Europe in the United Kingdom and Switzerland, must remain approximately flat with current levels of expenditure or decrease in order to reach profitability. In the second quarter of 2004, we will begin recording additional revenues and expenses associated with these recent acquisitions. We expect these incremental revenues and expenses to be relatively small and not have a material impact on our results of operations in the second quarter of 2004. We expect total net revenues to be flat to slightly higher in the second quarter of 2004. While recent experience indicates that our customers and prospects are willing to make capital investments, there is still uncertainty as to our ability to achieve the amount of revenue growth required for profitability.

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

We believe our most critical accounting policies and estimates include the following:

•	revenue recognition;

•	income taxes;

•	impairment of long-lived assets; and

•	restructuring charges and related accruals.

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

Software license and development fees. We recognize revenue from the licensing of software when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. We use a signed license agreement as evidence of an arrangement. Sales through our distributors, primarily Advent Europe Holdings, our European distributor, are evidenced by a master agreement governing the relationship together with binding order forms and signed contracts from the distributor’s customers. Revenue is recognized upon shipment to the distributor’s customer and when all other revenue recognition criteria have been met. Delivery occurs when product is delivered to a common carrier F.O.B shipping point. While many of our arrangements generally do not include acceptance provisions, certain complex deals may involve acceptance criteria. If acceptance provisions are provided, delivery is deemed to occur upon acceptance. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. We assess whether the collectibility of the resulting receivable is reasonably assured based on a number of factors, including the credit worthiness of the customer determined through review of credit reports, our transaction history with the customer, other available information and pertinent country risk if the customer is located outside the United States. Software licenses are sold with maintenance and, frequently, professional services. We allocate revenue to delivered components, normally the license component of the arrangement, using the residual value method, based on objective evidence of the fair value of the undelivered elements, which is specific to us. We offer term licenses as an alternative to perpetual licenses and recognize revenue for term licenses ratably over the period of the contract term. To date, revenue from term licenses has not been material. However, we expect term licenses to increase as a proportion of total licenses in the future.

Development fees are derived from contracts that we have entered into with other companies, including customers and development partners. Agreements for which we receive development fees generally provide for the development of technologies and products that are expected to become part of our general product offerings in the future. Revenues for license development projects are recognized primarily using the percentage-of-completion method of accounting, based on costs incurred to date compared with the estimated cost of completion.

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

We do have three situations where we provide a contractual limited right of return to end-user customers only: in shrink-wrap license agreements for Advent products, our MicroEdge product and our NPO product. The shrink-wrap license agreement for Advent product provides for a right of return within seven days of delivery of the software. The MicroEdge software license agreement allows for a thirty-day money back guarantee. The NPO license agreement allows for a seven-day right of return. We recognize revenue on delivery since the fee is fixed and determinable, the buyer is obligated to pay, the risk of loss passes to the customer, and we have the ability to estimate returns. Our ability to estimate returns is based on a long history of experience with relatively homogenous transactions and the fact that the return period is short. We have recorded a sales returns reserve (contra revenue account) to account for these situations based on our historical experience.

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

Professional services and other revenues. We offer a variety of professional services that include project management, implementation, data conversion, integration, custom report writing and training. Fair value for professional services is based upon separate sales of these services by us to other customers. Our professional services are generally billed based on hourly rates together with reimbursement for travel and accommodation expenses. Our professional services and other revenue also include revenue from our semi-annual user conferences. We generally recognize revenue as these professional services are performed. Certain professional services arrangements involve acceptance criteria. In these cases, revenue is recognized upon acceptance.

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

In considering whether or not we will realize a benefit from net deferred tax assets, recent losses must be given substantially more weight than any projections of future profitability. In 2003, we determined that, under applicable accounting principles, based on our history of consecutive losses since the second quarter of 2002, it was more likely than not that we would not realize any value for our net deferred tax assets. Accordingly, we established a valuation allowance equal to 100% of the amount of these assets. Income tax expense recorded in the future will be reduced to the extent sufficient positive evidence materializes to support a reversal of, or decrease in, the valuation allowance.

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

During the fourth quarter of 2003, we completed our annual impairment test which indicated there was no impairment. There were no events or changes in circumstances during the first quarter of 2004 which triggered an impairment review.

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

We hold minority interests in several privately held companies having operations or technology in areas within our strategic focus. Most of these investments can be considered as early stage investment opportunities and are classified as other assets on our balance sheet. One of these investments is accounted for under the equity method of accounting. We record an investment write-down when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. We estimate an investment’s carrying value based primarily on its revenue and implied valuation based on revenue multiples for similar public companies, supplemented by any recent valuation events, such as an equity financing.

Restructuring charges and related accruals. Beginning in 2003, we developed and implemented formalized plans for restructuring our business to better align our resources to market conditions and recorded significant charges. In connection with these plans, we recorded estimated expenses for severance and benefits, lease cancellations, asset write-offs and other restructuring costs. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating real estate market conditions for expected vacancy periods and sub-lease rents. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes in which either (a) the equity investors in the entity do not have the characteristics of a controlling financial interest or (b) the equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both (primary beneficiary).

We adopted the provisions of FIN 46 in the first quarter of 2004. In conjunction with the adoption of FIN 46, we determined that our independent European distributor, Advent Europe, is a variable interest entity, but that we are not the primary beneficiary. In accordance with FIN 46, we are not required to consolidate this distributor. On April 28, 2004, we signed a definitive agreement to purchase the remaining independent distributor businesses of Advent Europe in the United Kingdom and Switzerland, as well as certain assets of Advent Europe, for initial consideration of $3.2 million and additional potential consideration of approximately $6.0 million. We currently have no other exposure to loss as a result of our involvement with Advent Europe. See “Distributor Relationship” below for additional information regarding our relationship with Advent Europe.

Reclassifications

Certain prior period amounts, as detailed below, have been reclassified to conform to the current period presentation to better reflect our view of the current business. These reclassifications do not affect total net revenues, net income or loss, cash flows, or stockholders’ equity.

Revenues. We had previously classified all “soft dollar” fees from our broker/dealer subsidiary as license and development fees. These “soft dollar” fees reflect transactions relating to licenses of Advent’s products and services as well as “soft dollar” fees relating to third party products and services. Because “soft dollar” fees from third party products and services have been increasing as a percentage of total “soft dollar” fees, and license and development revenues have declined from previous levels, we believe it is more appropriate to exclude “soft dollar” fees related to third party products and services from license and development fees revenue, and we began presenting these amounts as professional services and other revenue. The amount reclassified was approximately $1.4 million for the three month period ended March 31, 2003. “Soft dollar” revenues relating to Advent products and services remain in license and development fees revenue and accounted for less than 5% of total license and development fees revenue for all periods presented.

Revenue from our project management team had previously been classified in maintenance and other recurring revenue. We have determined this revenue is better classified as professional services revenue, because the project management and consulting teams often work closely together and the nature of the projects is now typically non-recurring. The amount reclassified was $734,000 for the first quarter of 2003.

Expenses. We reclassified the expenses relating to “soft dollar” fees for third party products from cost of license to cost of professional services and other. In addition, other reclassifications were made to cost of revenues and operating expenses. In the past, employees in product development, maintenance and professional services were typically called on to assist in the sales process. As a result, a certain proportion of these expenses were allocated to sales and marketing. As our organizational structure matured, the functional groups became more distinct. Our current view of the business is based on a stricter delineation between the functional groups. Overall, cost of revenues increased and operating expenses decreased as a result of these reclassifications by approximately $1.5 million for the three month period ended March 31, 2003.

Amortization of Developed Technology. In the fourth quarter of 2003, we began presenting amortization of developed technology within cost of revenues. Through our various acquisitions, we have purchased technologies which are either licensed directly to our customers or used internally to provide services to our customers for which we derive revenue. As a result of our acquisitions from 2001 through the middle of 2003, the amortization related to purchased technology has increased. We believe that presenting this amortization within cost of revenues more accurately presents our total cost of revenues and gross margin. We have reclassified approximately $1.4 million for the first quarter of 2003, which was previously included in amortization of other intangibles within operating expenses, to amortization of developed technology within cost of revenues.

Accounts Receivable and Deferred Revenues. In the first quarter of 2004, we have discontinued netting down specific revenue reserves which were included in deferred revenues against their corresponding receivables. The result is an increase in our accounts receivable balance with a corresponding increase in deferred revenues. We have determined that for presentation purposes, the discontinuation of the net-down for the reserves gives more visibility to our receivables and deferred revenue accounts. We have reclassified $1.6 million for the fourth quarter of 2003 resulting in corresponding increases in both accounts receivable and deferred revenue.

In addition to the reclassifications described above, corresponding reclassifications were also made on our balance sheets and statements of cash flows.

Distributor Relationship

We rely on a number of alliances to help us achieve market acceptance of our products and to leverage our development, sales, and marketing resources. In 1998 we established one such relationship with a company in Scandinavia to distribute our products throughout Scandinavia. In the third quarter of 1999, this distributor formed Advent Europe. Advent Europe and its subsidiaries have had the exclusive right to distribute our software products, excluding Geneva, in certain locations in Europe and the Middle East. Incorporated in the Netherlands, Advent Europe is an independent entity, is not financially backed by us and is entirely capitalized by independent third party investors. It makes tax and language modifications to our software products to fit the various needs of the local jurisdictions and then markets and licenses the products and related services. All transactions between Advent Europe and us are at arms-length. Our revenues from this distributor in each of the three month periods ended March 31, 2004 and 2003 were less than 3% of our total net revenue.

Advent Europe has had the contingent “put” right to require us to purchase any one or any group of its subsidiaries. Our requirement to purchase was contingent upon the distributor achieving specified operating margins in excess of 20% and specified customer satisfaction criteria. The purchase price was equal to two times the preceding twelve months total revenue of the purchased subsidiary, plus potential additional consideration equal to 50% of operating margins that exceed 20%, achieved in the two years subsequent to the acquisition. This purchase price could be varied by mutual agreement. In addition, we have had the “call” right to purchase any one or any group of Advent Europe’s subsidiaries under certain conditions. From 2001 through 2003, in accordance with the provisions described above, we purchased five of Advent Europe’s subsidiaries. We adopted the provisions of FIN 46 in the first quarter of 2004 and determined that Advent Europe is a variable interest entity because, among other reasons, it was thinly capitalized and the third party investors did not have sufficient equity at risk. However, we did not consolidate Advent Europe because we are not the primary beneficiary as we are not obligated to absorb the majority of the entity’s expected losses and we have not received a majority of the entity’s returns.

On April 28, 2004, we signed a definitive agreement to purchase the remaining independent distributor businesses of Advent Europe in the United Kingdom and Switzerland, as well as certain assets of Advent Europe, for initial consideration of $3.2 million and additional potential consideration of approximately $6.0 million. See Note 12 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the purchase.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

The following table sets forth, for the periods indicated, certain financial information as a percentage of total net revenues:

	Three Months Ended March 31,
	2004	2003
Net revenues:
License and development fees	22%	20%
Maintenance and other recurring	62	64
Professional services and other	16	16

Total net revenues	100	100

Cost of revenues:
License and development fees	2	2
Maintenance and other recurring	19	22
Professional services and other	13	12
Amortization of developed technology	3	4

Total cost of revenues	37	40

Gross margin	63	60

Operating expenses:
Sales and marketing	24	35
Product development	21	28
General and administrative	16	16
Amortization of other intangibles	5	6
Restructuring charges (benefit)	—	10

Total operating expenses	66	95

Loss from operations	(3)	(35)
Interest income and other expense, net	—	—

Loss before income taxes	(3)	(35)
Benefit from income taxes	—	(12)

Net Loss	(3)%	(23)%

NET REVENUES

	Three Months Ended March 31,		Change Over Prior Period
	2004	2003	Amount	%
	(in thousands, except percentages)
Total net revenues	$36,836	$33,044	$3,792	11%

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

Each of the major revenue categories has historically varied as a percentage of net revenues and we expect this variability to continue in future periods. This variability is partially due to the timing of the introduction of new products, the relative size and timing of individual software licenses, as well as the size of the implementation, the resulting proportion of the maintenance and professional services components of these license transactions and the amount of client use of pricing and related data. We expect a small amount of incremental revenues in the second quarter of 2004 as a result of our acquisition of the remaining distributor businesses of Advent Europe in the United Kingdom and Switzerland. We expect total net revenues to be flat to slightly higher in the second quarter of 2004.

License Revenue and Development Fees

	Three Months Ended March 31,		Change Over Prior Period
	2004	2003	Amount	%
	(in thousands, except percentages)
License and development fees	$8,008	$6,742	$1,266	19%
Percent of net revenues	22%	20%

The increase in license revenue and development fees reflected two main factors. First, we believe that the overall economic outlook and conditions within the financial services industry improved, which contributed to increases in capital expenditures by our customers. Second, our focus on selling our core products resulted in higher sales, particularly in our Advent Office products. Revenues from Axys, Moxy, and Partner comprised almost half of license sales in the first quarter of 2004. In addition, we had significant growth in revenue from our Foundation Power product as well as our Qube product. The increases in the Advent Office products were slightly offset by a decrease in Geneva license revenue compared with the first quarter of 2003. Our Geneva deals are generally complex transactions and may include acceptance criteria which can result in deferral of revenue. We expect license and development fee revenue to be relatively flat in the second quarter of 2004 with modest growth year over year.

We typically license our products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the number of site installations and the number of authorized users. We earn development fees when we provide product solutions which are not part of our standard product offering but will be incorporated into our future releases. For the three months ended March 31, 2004 and 2003, revenue from development fees has been less than 6% of total license and development fees revenue. For the three months ended March 31, 2004 and 2003, soft dollar revenues generated from Advent product and services paid for through soft dollar transactions have represented less than 5% of total license and development revenues.

Maintenance and Other Recurring Revenues

	Three Months Ended March 31,		Change Over Prior Period
	2004	2003	Amount	%
	(in thousands, except percentages)
Maintenance and other recurring revenues	$22,886	$21,140	$1,746	8%
Percent of net revenues	62%	64%

Maintenance and other recurring revenues increased slightly from the first quarter of 2003, reflecting continuing maintenance revenues from our established customer base. The maintenance renewal rate was within the 82% to 88% range that we have experienced over the last few quarters. Recurring revenue increased slightly as a result of our receiving a revenue share from transaction charges generated by a new partner program. We expect that maintenance and recurring revenues will increase slightly each quarter in 2004, reflecting additions to the customer base.

Professional Services and Other Revenues

	Three Months Ended March 31,		Change Over Prior Period
	2004	2003	Amount	%
	(in thousands, except percentages)
Professional services and other revenues	$5,942	$5,162	$780	15%
Percent of net revenues	16%	16%

Professional services and other revenues include consulting, project management, custom integration, custom work, and training. Professional services related to Advent Office products generally can be completed and accepted in a relatively short time period while services related to Geneva products may require a six to nine month implementation period. Therefore, the revenues associated with professional services reflect a mix of services related to current quarter license revenue as well as transactions from prior quarters. Generally, our consulting revenues lag our license revenues by one or two quarters.

In the first quarter of 2004, increases in our custom integration and custom work associated with Advent Office and Geneva implementations were partially offset by decreases in consulting and project management. We also had a slight increase in revenues earned from third party products paid for through soft dollar transactions. We expect that revenues from Professional Services will be relatively flat in the second quarter of 2004.

COST OF REVENUES

	Three Months Ended March 31,		Change Over Prior Period
	2004	2003	Amount	%
	(in thousands, except percentages)
Total cost of revenues	$13,503	$13,175	$328	2%
Percent of net revenues	37%	40%

Our cost of revenues is made up of four components: cost of license and development fees; cost of maintenance and other recurring; cost of professional services and other; and amortization of developed technology.

Cost of License and Development Fees

	Three Months Ended March 31,		Change Over Prior Period
	2004	2003	Amount	%
	(in thousands, except percentages)
Cost of license and development fees	$594	$554	$40	7%
Percent of license revenues	7%	8%

Cost of license and development fees consists primarily of royalties and other fees paid to third parties, the fixed direct labor involved in producing and distributing our software, labor costs associated with generating development fees and cost of product media including duplication, manuals and packaging materials. The increase in the first quarter of 2004 primarily reflected an increase in the cost of product media including duplication, manuals and packaging materials associated with the release of Geneva 5.2 and Moxy 4.2. We expect cost of license and development fees to remain relatively flat for the remainder of 2004.

Cost of Maintenance and Other Recurring

	Three Months Ended March 31,		Change Over Prior Period
	2004	2003	Amount	%
	(in thousands, except percentages)
Cost of maintenance and other recurring	$6,880	$7,379	$(499)	(7)%
Percent of maintenance revenues	30%	35%

Cost of maintenance and other recurring revenues is primarily comprised of the direct costs of providing technical support and other services for recurring revenues and royalties paid to third party subscription-based and transaction-based vendors. The decrease in the first quarter of 2004 was due primarily to the reduction in personnel and related costs associated with restructuring activities implemented during 2003. The decrease was partially offset by increases in outside services and royalties related to the increase in our data subscription revenues. We expect cost of maintenance and other recurring revenues to be relatively flat in the second quarter of 2004.

Cost of Professional Services and Other

	Three Months Ended March 31,		Change Over Prior Period
	2004	2003	Amount	%
	(in thousands, except percentages)
Cost of professional services and other	$4,687	$3,807	$880	23%
Percent of professional services revenues	79%	74%

Cost of professional services and other revenue consists primarily of personnel related costs associated with the client services and support organization in providing consulting, custom report writing and conversions of data from clients’ previous systems. Also included are direct costs associated with third-party consultants, travel expenses and soft dollar transactions for third party products. The increase in the first quarter of 2004 was primarily due to increases in employee bonus programs and outside services, and higher soft dollar product fee expenses resulting from increases in third party revenues. We expect cost of professional services and other revenues to be relatively flat in the second quarter of 2004.

Amortization of Developed Technology

	Three Months Ended March 31,		Change Over Prior Period
	2004	2003	Amount	%
	(in thousands, except percentages)
Amortization of developed technology	$1,342	$1,435	$(93)	(6)%
Percent of net revenues	3%	4%

Amortization of developed technology represents amortization of acquisition-related intangible assets. Amortization of developed technology has remained relatively flat following several major acquisitions in 2001 and 2002. We expect amortization of developed technology to be approximately $1.3 million in the second quarter of 2004.

OPERATING EXPENSES

Sales and Marketing

	Three Months Ended March 31,		Change Over Prior Period
	2004	2003	Amount	%
	(in thousands, except percentages)
Sales and marketing	$8,793	$11,455	$(2,662)	(23)%
Percent of net revenues	24%	35%

Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars. The decrease in expenses in the first quarter of 2004 was due to a reduction in personnel and related costs of $3.0 million associated with restructuring activities implemented during 2003 and a $273,000 fee reduction resulting from the termination of a vendor relationship for our Wealthline product. These decreases were partially offset by employee incentive and bonus programs of $616,000. We expect sales and marketing expenses to be approximately $1.0 million higher in the second quarter of 2004 as a result of costs associated with a European marketing conference and additional headcount associated with the acquisitions in the United Kingdom and Switzerland.

Product Development

	Three Months Ended March 31,		Change Over Prior Period
	2004	2003	Amount	%
	(in thousands, except percentages)
Product development	$7,852	$9,367	$(1,515)	(16)%
Percent of net revenues	21%	28%

Product development expenses consist primarily of salary and benefits for our development staff as well as contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services. The decrease in expenses in the first quarter of 2004 was due to a reduction in personnel and related costs of $1.1 million associated with restructuring activities implemented during 2003 and reductions in the utilization of outside contractors and services totaling $627,000. These decreases were partially offset by employee bonus programs of $248,000. We expect product development expenses to be slightly higher in the second quarter of 2004 as a result of the ramp of new products introductions.

General and Administrative

	Three Months Ended March 31,		Change Over Prior Period
	2004	2003	Amount	%
	(in thousands, except percentages)
General and administrative	$5,981	$5,312	$669	13%
Percent of net revenues	16%	16%

General and administrative expenses consist primarily of personnel costs for finance, administration, operations and general management, as well as legal and accounting expenses. The increase in expenses was due to costs of $425,000 associated with discontinuing an offsite web hosting service and $135,000 for employee bonus programs. We expect general and administrative expenses to be slightly higher in the second quarter of 2004 as a result of increased accounting and compliance costs associated with the Sarbanes-Oxley Act of 2002 and costs associated with the acquisitions in the United Kingdom and Switzerland.

Amortization of Other Intangibles

	Three Months Ended March 31,		Change Over Prior Period
	2004	2003	Amount	%
	(in thousands, except percentages)
Amortization of other intangibles	$2,024	$1,925	$99	5%
Percent of net revenues	5%	6%

Amortization of other intangibles represents amortization of non-technology related intangible assets. Amortization of other intangibles has remained relatively flat following several major acquisitions in 2001 and 2002. We expect amortization of other intangibles to be approximately $2.0 million in the second quarter of 2004.

Restructuring Charges (Benefit)

	Three Months Ended March 31,		Change Over Prior Period
	2004	2003	Amount	%
	(in thousands, except percentages)
Restructuring charges (benefit)	$(43)	$3,489	$(3,532)	(101)%
Percent of net revenues	—%	10%

In response to the downturn in the financial services industry, the decline in information technology spending and duplicative efforts in parts of our business as a result of our acquisitions, we implemented several phases of restructuring beginning in 2003. These plans were implemented to reduce costs and improve operating efficiencies by better aligning our resources to our near term revenue opportunities.

For the three months ended March 31, 2004, we recorded a net restructuring benefit of $43,000 consisting of a $163,000 adjustment related to the final sub-lease agreement on one of our vacated facilities in New York and a $16,000 adjustment to non-cash severance. These items were partially offset by a restructuring charge of $136,000 related to the termination of 9 employees located primarily in New York.

For the three months ended March 31, 2003, we recorded restructuring charges of $3.5 million. These charges consisted of $2.1 million related to the closing and consolidating excess office space, primarily in New York and Australia; $1.0 million of severance and benefits related to the termination of 39 employees; and $410,000 related to the abandonment and write-off of certain equipment, furniture and leasehold improvements.

The following table sets forth an analysis of the components of the restructuring charges and the payments and non-cash charges made against the accrual as of March 31, 2004:

	Facility Exit Costs	Severance and Benefits	Total
	(in thousands)
Accrued restructuring at December 31, 2003	$2,181	$164	$2,345
Restructuring charges	—	136	136
Cash paid	(574)	(170)	(744)
Adjustment of prior restructuring costs	(163)	(16)	(179)

Accrued restructuring at March 31, 2004	$1,444	$114	$1,558

As of March 31, 2004, the remaining excess facility costs are stated at estimated fair value, net of estimated sublease income of approximately $780,000. We expect to pay remaining obligations in connection with vacated facilities no later than over the remaining lease terms, which expire on various dates through 2008. We expect to pay the remaining severance and benefits in 2004. As a result of our restructuring activities implemented to date, we have reduced our total expenses by approximately $20 million on an annual basis.

We have vacated one of our facilities in San Francisco, California, and intend to sub-lease the vacated space after obtaining the proper permits and completing leasehold improvements. We expect to record a restructuring charge, net of projected sub-lease income, of approximately $5.0 million in the second quarter of 2004.

Interest Income and Other Expense, Net

Interest income and other expense, net consists of interest income, realized gains and losses on short-term investments, our pro rata share of net income or loss on our equity method investment and foreign currency gains and losses. For the three months ended March 31, 2004 and 2003, interest income and other expenses, net totaled $126,000 and $172,000, respectively.

The decrease in interest income and other expense, net for first quarter of 2004 primarily reflected lower interest income as a result of lower average interest rates. Interest income and other expense, net in the first quarter of 2004 also reflected our pro rata share of net loss of $271,000 on our equity method investment and losses of $245,000 on retirement of fixed assets, compared to write-downs of $500,000 on various long-term equity investments in the first quarter of 2003 resulting from other-than-temporary declines in the estimated fair market values.

Benefit from Income Taxes

For the three months ended March 31, 2004, we recorded no tax benefit, compared to a benefit from income taxes of $4.0 million recorded in the three months ended March 31, 2003. We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities to be recognized as deferred tax assets and liabilities. During the fourth quarter of 2003, we established a full valuation allowance against our deferred tax assets in the United States because we determined it is more likely than not that these deferred tax assets will not be realized in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and marketable securities at March 31, 2004 were $167.1 million, compared with $160.1 million at December 31, 2003.

Cash Flows from Operating Activities

Our cash flows from operating activities represent the most significant source of funding for our operations. Operating activities provided $5.7 million and $4.9 million for the three month periods ended March 31, 2004 and 2003, respectively. Our cash provided by operating activities generally follows the trend in our net revenues and operating results. Our net loss in the first quarter of 2004 was more than offset by non-cash charges including depreciation, amortization, loss on disposition of fixed assets and loss on investments.

Other sources of cash in the first quarter of 2004 included a decrease in prepaid and other assets, and increases in accounts payable and deferred revenues. The decrease in prepaid and other assets reflected prepaid expense amortization and collection of a receivable for a litigation settlement recorded in the fourth quarter of 2003. The increases in accounts payable and deferred revenues primarily reflected timing of payments and collections. Uses of cash in the first quarter of 2004 included a decrease in accrued liabilities and an increase in accounts receivable. The decrease in accrued liabilities reflected cash payments for employee benefits and restructuring obligations. The increase in accounts receivable primarily reflected timing of collections and days sales outstanding increased by two days from the prior quarter.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, amount of revenue deferred, collection of accounts receivable, and timing of payments.

Cash Flows from Investing Activities

Net cash used in investing activities of $3.9 million for the three months ended March 31, 2004, consisted primarily of net purchases of marketable securities of $3.5 million. Net cash provided by investing activities of $13.0 million for the three months ended March 31, 2003 consisted of net sales and maturities of marketable securities of $14.9 million, partially offset by purchases of property and equipment of $1.9 million

On April 28, 2004, we signed a definitive agreement to purchase the remaining independent distributor businesses of Advent Europe in the United Kingdom and Switzerland, as well as certain assets of Advent Europe, for initial consideration of $3.2 million and additional potential consideration of approximately $6.0 million. See Note 12 of the Notes to Condensed Consolidated Financial Statement for additional information regarding the purchase. Going forward, we may consider acquiring additional businesses from time to time. We do not expect a significant change in our expenditures for property and equipment in 2004.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2004 of $2.2 million reflected proceeds from the exercise of stock options. Net cash used in financing activities for the three months ended March 31, 2003 of $13.6 million primarily reflected the repurchase of 1.0 million shares of our common stock for $14.3 million, partially offset by stock issued through employee stock purchase and stock option plans of $0.8 million.

We periodically consider whether to repurchase shares of our common stock, and may in the future continue our share repurchase program. However, this decision will depend on a number of factors, including share price, and will require a repurchase authorization from our Board of Directors.

At March 31, 2004, we had $134.0 million in working capital. We currently have no significant capital commitments other than commitments under our operating leases, which declined from $46.2 million at December 31, 2003 to $43.9 million at March 31, 2004.

The following table summarizes our contractual cash obligations under our operating lease obligations (in thousands):

Year Ended December 31,
2004 (April 1 to December 31, 2004)	$6,513
2005	8,546
2006	8,101
2007	6,656
2008	6,252
Thereafter	7,836

Total operating lease obligations	$43,904

At March 31, 2004 and December 31, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We have taken numerous actions over the last year to strengthen our cash position and balance sheet and to improve our ability to generate positive cash flow from operating activities. Many of these actions were taken in the last half of 2003 in order to offset the negative impacts on our net revenues resulting from the downturn in the financial services industry and decreased information technology spending.

Based upon our past performance and current expectations, we believe that our cash and cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, investment requirements and financing activities for at least the next 12 months.

RISK FACTORS

Investors should carefully consider the risks described below before making an investment decision. These risks are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, including our condensed consolidated financial statements and related notes thereto.

Our Operating Results May Fluctuate Significantly.

Licenses into multi-user networked environments have varied both in individual size and number, and the timing and size of individual license transactions are important factors in quarterly operating results. The sales and contracting cycles for these transactions are often lengthy and unpredictable. We may not be successful in closing large license transactions such as these on a timely basis or at all. Accordingly, because revenues from large licenses may vary as a portion of our net revenues, the timing of such licenses causes additional variability in our quarterly operating results. Software product backlog at the beginning of any quarter in the past has typically represented an immaterial portion of that quarter’s expected revenues. Our backlog is primarily comprised of deferred revenues from our maintenance and term contracts, professional services not yet delivered, and certain software license orders that have not met all requirements for revenue recognition. As we are beginning to increase term licenses and enter into more complex transactions which may have acceptance criteria, more of our revenue may be required to be deferred. Our expense levels are based in significant part on our expectations of future revenues and therefore are relatively fixed in the short term. Due to the fixed nature of these expenses, combined with the relatively high gross margin historically achieved on our products, an unanticipated decline in net revenues in any particular quarter may adversely affect our operating results. We have often recognized a substantial portion of each quarter’s license revenues in the last month, weeks or even days of the quarter. As a result, the magnitude of quarterly fluctuations in revenue or earnings may not be evident until late in or after the close of a particular quarter and a disruption late in the quarter may have a disproportionately large negative impact on our quarterly results. These factors have impacted and may continue to impact our results.

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

Our Sales Cycle is Long and We Have Limited Ability to Forecast the Timing and Amount of Specific Sales.

The purchase of our software products often requires prospective customers to provide significant executive-level sponsorship and to make major systems architecture decisions. As a result, we must generally engage in a relatively lengthy sales and contracting effort. Sales transactions may therefore be delayed during the customer decision process because we must provide a significant level of education to prospective customers regarding the use and benefit of our products. This was exacerbated by the adverse economic conditions that caused existing and potential clients to reduce or cancel expenditures and delay decisions related to acquisition of software and related services. While we have seen somewhat improved economic conditions in the past two quarters, customers are still very cautious about capital and information technology expenditures. As a result, the sales cycle associated with the purchase of our solution is typically between two and twelve months depending upon the size of the client, and is subject to a number of significant risks over which we have little or no control, including customers’ budgeting constraints, internal selection procedures, and changes in customer personnel, among others. As a result of a lengthy and unpredictable sales cycle, we have limited ability to forecast the timing and amount of specific license sales. The timing of large individual license sales is especially difficult to forecast, and we may not be successful in closing large license transactions on a timely basis or at all. In addition, customers may postpone their purchases of our existing products or product enhancements in advance of the anticipated introduction of new products or product enhancements by us or our competitors. Because our expenses are relatively fixed in the near term, any shortfall from anticipated revenues could result in a significant variation in our operating results from quarter to quarter.

We Depend upon Financial Markets.

The target clients for our products include a range of financial services organizations that manage investment portfolios, including asset managers, investment advisors, brokerage firms, banks, family offices, hedge funds and others. In addition, we target corporations, public funds, universities and non-profit organizations, which also manage investment portfolios and have many of the same needs. The success of many of our clients is intrinsically linked to the health of the financial markets. We believe that demand for our solutions has been, and could continue to be, disproportionately affected by fluctuations, disruptions, instability or downturns in the financial services industry which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products. Also, recent investigative efforts into various mutual fund and other financial industry practices could impact our business if the industry experiences a decline in business. In addition, a slowdown in the formation of new investment firms or a decline in the growth of assets under management would cause a decline in demand for our solutions. We believe that the downturn in the financial services industry and the decline in information technology spending continued to negatively impact the demand for our products in the past two years, and that continuing uncertainty about financial markets and the financial services sector could have a material adverse effect on our business and results of operations.

We Depend Heavily on Our Product, Axys

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

Adverse Economic Conditions May Reduce Our Revenues.

We believe that the market for large investment management software systems may be negatively impacted by a number of factors, including reductions in capital expenditures by large customers, poor performance of major financial markets, and increasing competition. Those factors may, in turn, give rise to a number of market trends which we have experienced in the past two years that have slowed revenue growth across the financial services industry, including longer sales and contracting cycles, deferral or delay of information technology projects and generally reduced expenditures for software and related services. If the downturn in the financial services industry and information technology spending continues, the presence of these factors in the market for large investment management solutions will likely materially adversely affect our business and results of operations.

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

In May of 2004, we purchased our distributors in the United Kingdom and Switzerland. In May of 2003 we purchased our Dutch distributor, Advent Netherlands BV. From 2001 through the middle of 2003, our strategy focused on growth through the acquisition of additional complementary businesses. During those years, we made five major acquisitions and also acquired all of the common stock of five of our European distributor’s subsidiaries.

The complex process of integrating our acquisitions has required and will continue to require significant resources, particularly in light of our relative inexperience in integrating acquisitions. Integrating these acquisitions has been and will continue to be time-consuming, expensive and disruptive to our business. This integration process has in the past, and could continue to strain our managerial resources and result in the diversion of these resources from our core business objectives. Failure to achieve the anticipated benefits of these acquisitions or to successfully integrate the operations of these entities has harmed and could continue to harm our business, results of operations and cash flows. For example, in the first quarter of 2003, we closed our Australian subsidiary because it failed to perform at a satisfactory profit level. We may not realize the benefits we anticipate from these acquisitions because of the following significant challenges:

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

Difficulties We May Encounter Managing Changes in the Size of Our Business Could Adversely Affect Our Operating Results.

Our business has experienced years of rapid growth through both internal expansion and acquisitions, followed by reduced revenues in 2002 and 2003, and significant downsizing during 2003. These changes have caused and may continue to cause a significant strain on our infrastructure, internal systems and managerial resources. Beginning in 2003, we took steps to better align our resources with our operating requirements in order to increase our efficiency. Through these steps, we reduced our headcount, closed selected offices and incurred charges for employee severance and excess facilities capacity. While we believe that these steps help us achieve greater operating efficiency, we have limited history with such measures and the results of these measures are less than predictable. Additional restructuring efforts may be required. To manage our business effectively, we must continue to improve our infrastructure, including operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization. We believe workforce reductions, management changes and facility consolidation create anxiety and uncertainty and may adversely affect employee morale. These measures could adversely affect our employees that we wish to retain and may also adversely affect our ability to hire new personnel. They may also affect customers. In addition, our revenues may not grow in alignment with our headcount.

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

We Face Challenges in Expanding Our International Operations.

We market and sell our products in the United States and, to a lesser extent, internationally. In 1999, we entered into a distributor relationship with Advent Europe, an independent distributor of our products in selected European markets. In November 2001, we acquired the Norwegian, Swedish, and Danish companies of this independent distributor. In September 2002, we purchased their Greek subsidiary, in May 2003, we purchased their Dutch subsidiary, and in May 2004, we purchased their remaining subsidiaries in the United Kingdom and Switzerland. If we further expand our international operations, we would need to establish additional locations, acquire other businesses or enter into additional distribution relationships in other parts of the world. Any further expansion of our existing international operations and entry into new international markets could require significant management attention and financial resources. We cannot be certain that establishing businesses in other countries will produce the desired levels of revenues. We currently have limited experience in developing localized versions of our products and marketing and distributing our products internationally. In addition, international operations are subject to other inherent risks, including:

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

Writing Off Investments Could Harm Our Results of Operations.

We have made investments in privately held companies, which we classify as other assets on our balance sheet. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. Due to these and other factors, we have previously determined, and may in the future determine, that the value of these investments is impaired, which has caused and would cause us to write down the carrying value of these investments, such as the write downs of our investments of $2.0 million, $13.5 million and $2.0 million in 2003, 2002 and 2001, respectively. Furthermore, we cannot be sure that future investment, license, fixed asset or other asset write-downs will not happen, particularly if the downturn in the financial services industry and the decline in information technology spending continues. If future write-downs do occur, they could harm our business and results of operations.

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

Our Stock Price has Fluctuated Significantly.

Like many companies in the technology and emerging growth sector, our stock price may be subject to wide fluctuations, particularly during times of high market volatility. If net revenues or earnings in any quarter fail to meet the investment community’s expectations, our stock price is likely to decline. In addition, our stock price is affected by trends in the financial services sector and by broader market trends unrelated to our performance. For instance, in the event of increased hostilities in the Middle East or additional terrorist attacks, there could be increased market volatility, which could negatively impact our stock price.

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

Recently Enacted and Proposed Changes in Securities Laws and Regulations Will Increase Our Costs.

The Sarbanes-Oxley Act (“the Act”) of 2002, which became law in July 2002, requires changes in some of our corporate governance and securities disclosure and/or compliance practices. As part of the Act’s requirements, the Securities and Exchange Commission has been promulgating new rules on a variety of subjects, in addition to other rule proposals, and the NASDAQ Stock Market has enacted new corporate governance listing requirements. These developments have and will continue to increase our accounting and legal compliance costs, particularly in 2004, and could also expose us to additional liability. In addition, such developments may make retention and recruitment of qualified persons to serve on our board of directors or executive management more difficult. We continue to evaluate and monitor regulatory and legislative developments and cannot reliably estimate the timing or magnitude of all costs we may incur as a result of the Act or other related legislation or regulation.

Our Financial Results Could be Affected by Potential Changes in the Accounting Rules Governing the Recognition of Stock-based Compensation Expense

We measure compensation expense for our employee stock compensation plans under the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” On March 31, 2004, the FASB issued an Exposure Draft of a proposed new Statement of Financial Accounting Standard (“Statement”) entitled “Share-Based Payments”, which proposes a requirement to use a fair-value based method similar to the fair-value method prescribed in FASB Statement No. 123, “Accounting for Stock-Based Compensation.” The FASB is currently receiving comments on this proposed Statement and has proposed the adoption of a final Statement effective for fiscal years beginning after December 15, 2004. There is ongoing debate as to whether stock option and employee stock purchase plan shares should be treated as compensation, and if so, how to value such compensation charges. The ultimate requirements of any new accounting standard are uncertain. However, if we are required to record an expense for our stock-based compensation plans using a fair-value method, we could have significant accounting charges. For example, for the three months ended March 31, 2004, had we accounted for stock-based compensation plans using the fair-value method prescribed in FASB Statement No. 123, our net loss would have increased by $2.5 million.

Security Risks and Concerns May Deter the Use of the Internet for Conducting Business.

A significant barrier to commerce and communications over public networks is the secure transmission of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems or those of other web sites to protect proprietary information. If any well-publicized compromises of security were to occur, it could have the effect of substantially reducing the use of the internet for commerce and communications. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. The internet is a public network, and data is sent over this network from many sources. In the past, computer viruses and software programs that disable or impair computers have been distributed and have rapidly spread over the internet. Computer viruses could be introduced into our systems or those of our customers or other third parties, which could disrupt or make our systems inaccessible to customers. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. To the extent that our activities may involve the storage and transmission of proprietary information, security breaches could expose us to a risk of loss, litigation and other possible liabilities. Our security measures may be inadequate to prevent security breaches, and our business would be harmed if our security were breached.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Historically, much of our revenues and capital spending was transacted in U.S. dollars. However, since the acquisitions of Advent Denmark, Advent Norway, Advent Sweden, Advent Hellas, Advent Netherlands, and the recent acquisitions of Advent Europe’s remaining distributors in the United Kingdom and Switzerland, whose revenues, with the exception of Geneva transactions and capital spending, are transacted in local country currencies, we have greater exposure to foreign currency fluctuations. The results of operations from these territories are not material to our operating results; therefore, we believe that foreign currency exchange rates should not materially adversely affect our overall financial position, results of operations or cash flows.

Our interest rate risk relates primarily to our investment portfolio, which consisted of $73.4 million in cash equivalents and $79.8 million in marketable securities as of March 31, 2004. An immediate sharp increase in interest rates could have a material adverse affect on the fair value of our investment portfolio. Conversely, immediate sharp declines in interest rates could seriously harm interest earnings of our investment portfolio. We do not currently use derivative financial instruments in our investment portfolio, nor hedge for these interest rate exposures.

By policy, we limit our exposure to longer-term investments, and a majority of our investment portfolio at March 31, 2004 and December 31, 2003 had maturities of less than one year. As a result of the relatively short duration of our portfolio, an immediate hypothetical parallel shift to the yield curve of plus 25 basis points (BPS), 50 BPS and 100 BPS would result in a reduction of 0.19%, 0.38% and 0.77%, respectively, in the market value of our investment portfolio as of March 31, 2004.

We have also invested in several privately-held companies, most of which can still be considered in the start-up or development stages. These non-marketable investments are classified as other assets on our balance sheet. Our investments in privately-held companies could be affected by an adverse movement in the financial markets for publicly-traded equity securities, although the impact cannot be directly quantified. These investments are inherently risky as the market for the technologies or products these privately-held companies have under development are typically in the early stages and may never materialize. The value of these investments is also influenced by factors including the operating effectiveness of these companies, the overall health of the companies’ industries and the strength of the private equity markets. We could lose our entire investment in these companies. At March 31, 2004 our net investments in privately-held companies totaled $8.6 million.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

An evaluation was carried out under the supervision and with the participation of Advent’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Advent’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Advent’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Advent in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in internal control over financial reporting.

There was no change in Advent’s internal controls over financial reporting which was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the first quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, Advent’s internal controls over financial reporting.

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

(a) Exhibits:

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

The Company filed the following reports on Form 8-K:

On January 6, 2004, we furnished a Current Report on Form 8-K to the SEC including the Company’s press release announcing our anticipated fourth quarter results for the three months ended December 31, 2003.

On January 29, 2004, we furnished a Current Report on Form 8-K to the SEC including the Company’s press release announcing our results for the three and twelve months ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVENT SOFTWARE, INC.

Dated: May 10, 2004	By:	/s/ Graham V. Smith

Graham V. Smith Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)