Form 10-K/A
period 2003-12-31
ADVENT SOFTWARE INC /DE/
filed 2004-07-30
CIK 1002225

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of February 20, 2004, there were 33,083,734 shares of the Registrant’s Common Stock outstanding.

PART II
Item 8.	Financial Statements and Supplementary Data	3

PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	38

INTRODUCTORY NOTE

This Form 10-K/A is being filed solely for the purpose of amending the Company’s consolidated financial statements related to:

•	correction of an accounting error in the allocation of the purchase price in Advent’s common stock repurchases in 2001, 2002 and 2003 affecting the additional paid-in capital and retained earnings amounts in the consolidated balance sheets and statements of stockholders’ equity in Item 8; and

•	correcting errors in Advent’s stock option activity in 2001, 2002 and 2003 affecting the “options available for grant” table in Note 11 of Item 8.

This amendment corrects information regarding additional paid-in capital and retained earnings on the consolidated balance sheets and statements of stockholders’ equity. Advent’s income statement, cash and cash equivalents, total stockholders’ equity and shares of common stock outstanding are unaffected by these adjustments for all periods. The amendment also corrects the options available for grant table in Note 11. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

PART II

Item 8. Financial Statements and Supplementary Data

ADVENT SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$83,334	$78,906
Marketable securities	76,738	94,923
Accounts receivable, net of allowance for doubtful accounts of $641 and $1,410	15,891	20,218
Prepaid expenses and other	11,526	11,373
Income taxes receivable	1,639	6,289
Deferred income taxes	—	4,714

Total current assets	189,128	216,423

Property and equipment, net	23,381	28,001
Goodwill	86,504	67,349
Other intangibles, net	30,495	41,157
Other assets, net	15,438	80,980

Total assets	$344,946	$433,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,320	$2,637
Accrued liabilities	17,245	14,704
Deferred revenues	34,566	31,918
Income taxes payable	8,206	5,817

Total current liabilities	61,337	55,076
Deferred income taxes	2,812	—
Other long-term liabilities	2,338	5,479

Total liabilities	66,487	60,555

Commitments and contingencies (See Note 8)
Stockholders’ equity:
Preferred stock; $0.01 par value: 2,000 shares authorized; none issued	—	—
Common stock; $0.01 par value: 120,000 shares authorized; 32,938 and 32,853 shares issued and outstanding	329	329
Additional paid-in capital (restated)	340,394	339,622
Retained earnings (accumulated deficit) (restated)	(71,093)	30,412
Accumulated other comprehensive income	8,829	2,992

Total stockholders’ equity	278,459	373,355

Total liabilities and stockholders’ equity	$344,946	$433,910

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

ADVENT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the years ended December 31, 2003, 2002 and 2001

(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2000	30,498	$305	$154,070	$55,156	$70	$209,601
Exercise of stock options	1,356	13	15,408			15,421
Tax benefit from exercise of stock options			16,807			16,807
Common stock issued under employee stock purchase plan	69	2	2,907			2,909
Stock-based compensation			148			148
Common stock issued in secondary offering, net	2,550	26	138,014			138,040
Common stock repurchased and retired (restated)	(430)	(4)	(3,907)	(10,899)		(14,810)
Warrant			5,000			5,000
Net income				31,465		31,465
Unrealized loss on marketable securities, net of tax					(196)	(196)
Foreign currency translation adjustments					4	4

Comprehensive income						31,273

Balances, December 31, 2001 (restated)	34,043	342	328,447	75,722	(122)	404,389
Exercise of stock options	836	8	12,210			12,218
Tax benefit from exercise of stock options			8,948			8,948
Common stock issued under employee stock purchase plan	164	1	3,306			3,307
Common stock issued in connection with an acquisition			1,782			1,782
Stock-based compensation			(2)			(2)
Common stock repurchased and retired (restated)	(2,355)	(24)	(23,569)	(26,074)		(49,667)
Warrant	165	2	8,500			8,502
Net loss				(19,236)		(19,236)
Unrealized loss on marketable securities, net of tax					(17)	(17)
Foreign currency translation adjustments					3,131	3,131

Comprehensive loss						(16,122)

Balances, December 31, 2002 (restated)	32,853	329	339,622	30,412	2,992	373,355
Exercise of stock options	874	8	7,800			7,808
Common stock repurchased and retired (restated)	(1,000)	(10)	(10,337)	(3,962)		(14,309)
Common stock issued under employee stock purchase plan	211	2	2,781			2,783
Stock-based compensation			501			501
Tax benefit from exercise of stock options			27			27
Net loss				(97,543)		(97,543)
Unrealized loss on marketable securities, net of tax					(33)	(33)
Foreign currency translation adjustments					5,870	5,870

Comprehensive loss						(91,706)

Balances, December 31, 2003 (restated)	32,938	$329	$340,394	$(71,093)	$8,829	$278,459

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

Software license and development fees: We recognize revenue from the licensing of software when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. We use a signed license agreement as evidence of an arrangement. Sales through our distributors, primarily Advent Europe Holdings, our European distributor, are evidenced by a master agreement governing the relationship together with binding order forms and signed contracts from the distributor’s customers. Revenue is recognized upon shipment to the distributor’s customer and when all other revenue recognition criteria have been met. Delivery occurs when product is delivered to a common carrier F.O.B shipping point. While many of our arrangements generally do not include acceptance provisions, certain complex deals may involve acceptance criteria. If acceptance provisions are provided, delivery is deemed to occur upon acceptance. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. We assess whether the collectibility of the resulting receivable is reasonably assured based on a number of factors, including the credit worthiness of the customer determined through review of credit reports, our transaction history with the customer, and other available information and pertinent country risk if the customer is located outside of the United States. Software licenses are sold with

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maintenance and, frequently, professional services. We allocate revenue to delivered components, normally the license component of the arrangement, using the residual value method, based on objective evidence of the fair value of the undelivered elements, which is specific to us. We offer term licenses as an alternative to perpetual licenses and recognize revenue for term licenses ratably over the period of the contract term. To date, revenue from term licenses has not been material.

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

Maintenance and other recurring revenues: We offer annual maintenance programs that provide for technical support and updates to our software products. Maintenance fees are charged in the initial licensing year and at renewals of annual maintenance in subsequent years. We offer other recurring revenue services that are either subscription-based or transaction-based, and primarily include the provision of software interfaces with, and the capability to download securities information from, third party data providers. Fair value for maintenance is based upon renewal rates stated in the contracts or, in limited cases, separate sales of renewals to other customers. We recognize revenue for maintenance ratably over the contract term. We recognize revenue from recurring revenue transactions either ratably over the subscription period or as the transactions occur.

Subscription-based revenues and any related set-up fees are recognized ratably over the term of the agreement.

Professional services and other revenues: We offer a variety of professional services that include project management, implementation, data conversion, integration, custom report writing and training. Fair value for

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

professional services is based upon separate sales of these services by us to other customers. Our professional services are generally billed based on hourly rates together with reimbursement for travel and accommodation expenses. Our professional services and other revenues also include revenue from our semi-annual user conferences. We recognize revenues as these professional services are performed.

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2003		2002		2001
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Outstanding at beginning of year	4,265	$19.03	6,930	$26.67	7,193	$19.95
Options granted	2,977	$17.86	923	$39.67	1,455	$44.70
Options exercised	(875)	$8.93	(833)	$14.67	(1,357)	$11.37
Options canceled	(1,162)	$25.94	(2,755)	$46.46	(361)	$22.94

Outstanding at end of year	5,205	$18.51	4,265	$19.03	6,930	$26.67

Exercisable at end of year	3,027	$17.98	2,963	$16.13	3,013	$18.17

The options and warrants outstanding and currently exercisable by exercise price at December 31, 2003 were as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$ 1.67 - $ 9.46	1,043	3.68	$8.81	1,041	$8.81
$ 9.58 - $16.55	1,122	7.97	$14.83	333	$13.03
$17.13 - $18.70	303	9.59	$17.42	90	$17.17
$18.88 - $18.88	1,486	7.26	$18.88	661	$18.88
$18.96 - $39.13	941	6.3	$24.02	667	$24.02
$40.00 - $60.38	310	7.26	$47.15	235	$46.31

	5,205	6.66	$18.51	3,027	$17.98

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The options available for grant at December 31, 2003 were as follows:

	2003	2002	2001
	(in thousands)
Beginning balance (restated)	3,892	1,403	1,476
Authorized	659	657	1,021
Options granted	(2,977)	(923)	(1,455)
Options canceled	1,162	2,755	361

Ending balance (restated)	2,736	3,892	1,403

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

13. Restatement of Stock Repurchase Accounting and Options Available for Grant

In July 2004 the Company determined that it would restate its financial statements for fiscal years 2001, 2002 and 2003. The Company has reviewed its stock repurchases in 2001, 2002 and 2003 and determined that its allocation of the entire cash paid in excess of par value for these repurchases to additional paid-in capital was not the correct accounting treatment. The correct accounting treatment is to calculate the average additional paid-in capital per outstanding share at the beginning of each period in which stock was repurchased, and then allocate the difference between the repurchase price per share and the sum of the par value and average additional paid-in capital per share as a reduction to retained earnings.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has restated its financial statements for these periods to reflect the proper allocation, resulting in additional paid-in capital increasing by a cumulative amount of approximately $41 million and retained earnings decreasing by the same amount. The Company’s income statement, cash and cash equivalents, total stockholders’ equity and shares of common stock outstanding are unaffected by these adjustments for all periods. Supplemental comparative disclosures of the previously reported and restated consolidated balance sheets as of December 31, 2003 and 2002 are presented below (in thousands):

	December 31, 2003		December 31, 2002
	(Restated)	(As Previously Reported)	(Restated)	(As Previously Reported)
ASSETS
Current assets:
Cash and cash equivalents	$83,334	$83,334	$78,906	$78,906
Marketable securities	76,738	76,738	94,923	94,923
Accounts receivable, net of allowance for doubtful accounts of $641 and $1,410	15,891	15,891	20,218	20,218
Prepaid expenses and other	11,526	11,526	11,373	11,373
Income taxes receivable	1,639	1,639	6,289	6,289
Deferred income taxes	—	—	4,714	4,714

Total current assets	189,128	189,128	216,423	216,423

Property and equipment, net	23,381	23,381	28,001	28,001
Goodwill	86,504	86,504	67,349	67,349
Intangibles, net	30,495	30,495	41,157	41,157
Other assets, net	15,438	15,438	80,980	80,980

Total assets	$344,946	$344,946	$433,910	$433,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,320	$1,320	$2,637	$2,637
Accrued liabilities	17,245	17,245	14,704	14,704
Deferred revenues	34,566	34,566	31,918	31,918
Income taxes payable	8,206	8,206	5,817	5,817

Total current liabilities	61,337	61,337	55,076	55,076
Deferred income taxes	2,812	2,812	—	—
Other long-term liabilities	2,338	2,338	5,479	5,479

Total liabilities	66,487	66,487	60,555	60,555

Commitments and contingencies (See note 8)
Stockholders’ equity:
Preferred stock; $0.01 par value: 2,000 share authorized; none issued	—	—	—	—
Common stock; $0.01 par value: 120,000 shares authorized; 32,938 and 32,853 shares issued and outstanding	329	329	329	329
Additional paid-in capital	340,394	299,459	339,622	302,649
Retained earnings (accumulated deficit)	(71,093)	(30,158)	30,412	67,385
Accumulated other comprehensive income	8,829	8,829	2,992	2,992

Total stockholders’ equity	278,459	278,459	373,355	373,355

Total liabilities and stockholders’ equity	$344,946	$344,946	$433,910	$433,910

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental comparative disclosures of the previously reported and restated ending balances of the consolidated statements of stockholders’ equity as of December 31, 2003, 2002 and 2001 are presented below (in thousands):

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2001 as previously reported	34,043	$342	$317,548	$86,621	$(122)	$404,389
Restatement adjustment	—	—	10,899	(10,899)	—	—

Balances, December 31, 2001 as restated	34,043	342	328,447	75,722	(122)	404,389

Balances, December 31, 2002 as previously reported	32,853	329	302,649	67,385	2,992	373,355
Restatement adjustment	—	—	36,973	(36,973)	—	—

Balances, December 31, 2002 as restated	32,853	329	339,622	30,412	2,992	373,355

Balances, December 31, 2003 as previously reported	32,938	329	299,459	(30,158)	8,829	278,459
Restatement adjustment	—	—	40,935	(40,935)	—	—

Balances, December 31, 2003 as restated	32,938	$329	$340,394	$(71,093)	$8,829	$278,459

In addition, the Company has corrected errors in its options activity in 2001, 2002 and 2003, affecting the “options available for grant” table in Note 11. Supplemental comparative disclosures of the previously reported and restated “options available for grant” table for fiscal 2003, 2002 and 2001 are presented below (in thousands):

	2003	2002	2001	2003	2002	2001
	(Restated)			(As Previously Reported)
Beginning balance	3,892	1,403	1,476	5,164	6,298	6,371
Authorized	659	657	1,021	659	657	1,021
Options granted	(2,977)	(923)	(1,455)	(2,977)	(923)	(1,455)
Options canceled	1,162	2,755	361	1,162	2,756	361
Expired	—	—	—	(773)	(3,624)	—

Ending balance	2,736	3,892	1,403	3,235	5,164	6,298

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Advent Software, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Advent Software, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

As discussed in Note 13 to the accompanying consolidated financial statements, the Company has restated its consolidated financial statements for the fiscal years 2001, 2002 and 2003.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

San Jose, California

March 11, 2004, except for Note 13, as to which the date is July 30, 2004.

Supplementary Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2003
Net revenues	$33,044	$32,758	$34,484	$36,873
Gross margin	19,869	18,217	19,975	22,074
Loss from operations	(11,679)	(13,977)	(8,652)	(5,351)
Net loss	(7,480)	(9,596)	(5,449)	(75,018)
Basic net loss per share	(0.23)	(0.30)	(0.17)	(2.29)
Diluted net loss per share	(0.23)	(0.30)	(0.17)	(2.29)

2002
Net revenues	$49,197	$38,868	$35,110	$36,261
Gross margin	37,939	26,494	22,342	22,989
Income (loss) from operations	9,413	(4,678)	(10,644)	(9,624)
Net income (loss)	7,309	(12,112)	(8,328)	(6,105)
Basic net income (loss) per share	0.21	(0.35)	(0.25)	(0.19)
Diluted net income (loss) per share	0.20	(0.35)	(0.25)	(0.19)

(1)	Subsequent to our press release in January 2004, we reached a settlement involving a claim with a former employee in February 2004. As a result of this settlement, we recorded a receivable of $775,000 and a corresponding reduction in general and administrative expenses in the fourth quarter of 2003.
(2)	In the fourth quarter of 2003, we began presenting amortization of developed technology within cost of revenues. All prior periods have been reclassified to conform to the current presentation. See “Reclassifications” within Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on this reclassification.
(3)	The fourth quarter of 2003 included a provision for income taxes of $70.5 million as a result of recording a full valuation allowance against our deferred tax assets in the United States.
(4)	In the second quarter of 2003, we changed our classification of certain revenues, cost of revenues and operating expense items. In addition, we changed our classification of related amounts on the balance sheet between accounts receivable, prepaid expenses and accrued liabilities. All prior period amounts have been reclassified to conform to the current presentation. See “Reclassifications” within Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on these reclassifications.
(5)	In the second quarter of 2002, we recorded a write-down of $9 million for an other-than-temporary decline in the estimated fair market value of a privately-held investment.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

3. Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Form 10-K/A:

Exhibit Number	Description of Document

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized, on this 30th day of July, 2004.

ADVENT SOFTWARE, INC.

By:	/s/ GRAHAM V. SMITH
Graham V. Smith Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHANIE G. DIMARCO Stephanie G. DiMarco	Chief Executive Officer and President (Principal Executive Officer)	July 30, 2004

/s/ GRAHAM V. SMITH Graham V. Smith	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	July 30, 2004

* TERRY H. CARLITZ Terry H. Carlitz	Director	July 30, 2004

/s/ JAMES ROEMER James Roemer	Director	July 30, 2004

* JOHN H. SCULLY John H. Scully	Chairman of the Board	July 30, 2004

* WENDELL G. VAN AUKEN Wendell G. Van Auken	Director	July 30, 2004

/s/ WILLIAM F. ZUENDT William F. Zuendt	Director	July 30, 2004

*By:	/s/ GRAHAM V. SMITH
Graham V. Smith Attorney-in-Fact

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints GRAHAM V. SMITH his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K/A and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Signature	Title	Date

/S/ JAMES ROEMER James Roemer	Director	July 30, 2004

/s/ WILLIAM F. ZUENDT William F. Zuendt	Director	July 30, 2004