Form 10-Q
period 2004-06-30
ADVENT SOFTWARE INC /DE/
filed 2004-08-09
CIK 1002225

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-26994

ADVENT SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2901952
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

The number of shares of the registrant’s Common Stock outstanding as of July 30, 2004 was 33,205,062.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30 2004	December 31 2003
ASSETS
Current assets:
Cash and cash equivalents	$109,847	$83,334
Marketable securities	57,063	76,738
Accounts receivable, net	27,699	17,448
Prepaid expenses and other	10,682	11,526
Income taxes receivable	1,639	1,639

Total current assets	206,930	190,685
Property and equipment, net	20,003	23,381
Goodwill	92,822	86,504
Other intangibles, net	25,557	30,495
Other assets, net	13,707	15,438

Total assets	$359,019	$346,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,540	$1,320
Accrued liabilities	22,334	17,245
Deferred revenues	50,604	36,123
Income taxes payable	7,812	8,206

Total current liabilities	83,290	62,894
Deferred income taxes	3,066	2,812
Other long-term liabilities	2,253	2,338

Total liabilities	88,609	68,044

Stockholders’ equity:
Common stock	332	329
Additional paid-in capital	344,174	340,394
Accumulated deficit	(80,993)	(71,093)
Accumulated other comprehensive income	6,897	8,829

Total stockholders’ equity	270,410	278,459

Total liabilities and stockholders’ equity	$359,019	$346,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net revenues:
License and development fees	$8,719	$6,470	$16,727	$13,212
Maintenance and other recurring	23,314	21,154	46,200	42,294
Professional services and other	4,970	5,134	10,912	10,296

Total net revenues	37,003	32,758	73,839	65,802

Cost of revenues:
License and development fees	426	703	1,020	1,257
Maintenance and other recurring	7,320	7,662	14,200	15,041
Professional services and other	5,086	4,740	9,773	8,547
Amortization of developed technology	1,350	1,436	2,692	2,871

Total cost of revenues	14,182	14,541	27,685	27,716

Gross margin	22,821	18,217	46,154	38,086

Operating expenses:
Sales and marketing	9,276	11,263	18,069	22,718
Product development	8,501	9,692	16,353	19,059
General and administrative	6,207	6,602	12,188	11,914
Amortization of other intangibles	2,060	1,966	4,084	3,891
Restructuring charges	5,040	2,671	4,997	6,160

Total operating expenses	31,084	32,194	55,691	63,742

Loss from operations	(8,263)	(13,977)	(9,537)	(25,656)
Interest income and other expense, net	(142)	(3)	(16)	169

Loss before income taxes	(8,405)	(13,980)	(9,553)	(25,487)
Benefit from income taxes	(21)	(4,384)	(21)	(8,411)

Net loss	$(8,384)	$(9,596)	$(9,532)	$(17,076)

Basic and diluted net loss per share	$(0.25)	$(0.30)	$(0.29)	$(0.53)

Weighted average shares used to compute basic and diluted net loss per share	33,179	32,123	33,122	32,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30
	2004	2003
Cash flows from operating activities:
Net loss	$(9,532)	$(17,076)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash stock based compensation	18	171
Depreciation and amortization	11,134	11,099
Non-cash restructuring charges	—	499
Loss on dispositions of fixed assets	372	—
Provision for (reduction of) doubtful accounts	(175)	(398)
Other than temporary loss on investments	—	1,732
Loss on investments	717	109
Deferred income taxes	(100)	(6,715)
Other	(232)	53
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(8,538)	3,490
Prepaid and other assets	3,499	2,339
Income taxes receivable	—	4,650
Accounts payable	120	(567)
Accrued liabilities	1,771	(126)
Deferred revenues	13,816	2,149
Income taxes payable	(394)	1,551

Net cash provided by operating activities	12,476	2,960

Cash flows from investing activities:
Net cash used in acquisitions	(5,756)	(9,877)
Purchases of property and equipment	(1,265)	(4,082)
Purchases of marketable securities	(45,014)	(95,091)
Sales and maturities of marketable securities	62,719	110,195

Net cash provided by investing activities	10,684	1,145

Cash flows from financing activities:
Proceeds from issuance of common stock	4,263	4,455
Repurchase of common stock	(858)	(14,308)
Repayment of capital leases	—	(77)

Net cash provided by (used in) financing activities	3,405	(9,930)

Effect of exchange rate changes on cash and cash equivalents	(52)	450

Net change in cash and cash equivalents	26,513	(5,375)
Cash and cash equivalents at beginning of period	83,334	78,906

Cash and cash equivalents at end of period	$109,847	$73,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The condensed consolidated financial statements include the accounts of Advent Software, Inc. (“Advent” or the “Company”) and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Advent has prepared these condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in these interim statements pursuant to such SEC rules and regulations. These interim financial statements should be read in conjunction with the audited financial statements and related notes included in Advent’s 2003 Annual Report on Form 10-K/A filed with the SEC. Interim results are not necessarily indicative of the results to be expected for the full year, and no representation is made thereto.

These condensed consolidated financial statements include all adjustments necessary to present fairly the financial position and results of operations for each interim period shown. All such adjustments occur in the ordinary course of business and are of a normal, recurring nature. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications do not affect net revenues, net loss or stockholders’ equity.

Note 2—Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, which was amended by FIN 46R in December 2003 (collectively “FIN 46”). FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes in which either (a) the equity investors in the entity do not have the characteristics of a controlling financial interest or (b) the equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both (primary beneficiary).

Advent adopted the provisions of FIN 46 in the first quarter of 2004. In conjunction with the adoption of FIN 46, it was determined that Advent’s independent European distributor, Advent Europe Holding BV (“Advent Europe”) was a variable interest entity, but that Advent was not the primary beneficiary. In accordance with FIN 46, Advent was not required to consolidate this distributor. Advent established a relationship with Advent Europe in 1998. Advent Europe and its subsidiaries have had the exclusive right to sell Advent’s software products, excluding Geneva, in certain locations in Europe and the Middle East. From 2001 through 2003, Advent purchased five of Advent Europe’s subsidiaries. As discussed in Note 11, “Acquisitions”, Advent purchased on May 3, 2004 the remaining independent distributor businesses of Advent Europe in the United Kingdom and Switzerland, as well as certain assets of Advent Europe, for initial consideration of $5.8 million and additional potential consideration of approximately $3.6 million, of which $1.8 million was earned during the second quarter of 2004 and recorded as additional goodwill. Advent currently has no other exposure to loss as a result of involvement with Advent Europe.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, which supercedes Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of Emerging Issues Task Force 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” SAB 104 also incorporated certain sections of the SEC’s “Revenue Recognition in Financial Statements—Frequently Asked Questions and Answers” document. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on Advent’s condensed consolidated financial position, results of operations or cash flows.

Note 3—Stock-Based Compensation

Advent uses the intrinsic value-based method as prescribed in the Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) to account for all stock-based employee compensation plans and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. Advent is required to disclose the pro forma effects on operating results as if Advent had elected to use the fair value approach to account for all stock-based employee compensation plans. Stock-based compensation for non-employees is based on the fair value of the related stock or options.

The fair value of warrants, options or stock exchanged for services is expensed over the period benefited. The warrants and options are valued using the Black-Scholes option pricing model.

If compensation had been determined based on the fair value at the grant date for awards in the three and six months ended June 30, 2004 and 2003, consistent with the provisions of SFAS No. 123, net loss and net loss per share would have been as follows (in thousands, except per-share data):

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net loss - as reported	$(8,384)	$(9,596)	$(9,532)	$(17,076)
Stock-based employee compensation expense included in reported net loss, net of tax (1)	6	180	18	175
Total stock based employee compensation expense determined under fair value based method for all options, net of tax (1)	(2,516)	(2,372)	(5,168)	(4,020)

Net loss - pro forma	$(10,894)	$(11,788)	$(14,682)	(20,921)

Net loss per share:
Basic and diluted - as reported	$(0.25)	$(0.30)	$(0.29)	$(0.53)

Basic and diluted - pro forma	$(0.33)	$(0.37)	$(0.44)	$(0.65)

(1)	Assumes an effective tax rate of 0% for the three and six months ended June 30, 2004 and rates of 31% and 33% for the three and six months ended June 30, 2003, respectively.

The weighted-average grant-date fair values of options granted were $18.95 and $18.71 per option for the three months ended June 30, 2004 and 2003, respectively, and $19.65 and $18.12 per option for the six months ended June 30, 2004 and 2003, respectively. The weighted-average fair values of the Employee Stock Purchase Plan (“ESPP”) rights were $15.21 per share for the three and six months ended June 30, 2004 and $12.82 per share for the three and six months ended June 30, 2003.

The fair value of each option grant and ESPP rights were estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Three Months Ended June 30		Six Months Ended June 30
Stock Options	2004	2003	2004	2003
Risk-free interest rate	3.7%	2.5%	3.3%	2.6%
Volatility	66.0%	72.0%	66.0%	72.1%
Expected life	5 years	5 years	5 years	5 years
Expected dividends	None	None	None	None

Employee Stock Purchase Plan
Risk-free interest rate	1.4%	1.1%	1.4%	1.1%
Volatility	35.8%	74.5%	35.8%	74.5%
Expected life	6 months	6 months	6 months	6 months
Expected dividends	None	None	None	None

The ESPP periods begin every six months in the second and fourth quarter of each year.

In the second quarter of 2003, in connection with the Company’s voluntary stock option exchange program initiated in the fourth quarter of 2002, Advent granted 1,770,786 option shares to employees at an exercise price equal to the fair market value of the stock on the date of grant, which was $18.88 per share.

Note 4—Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method. Due to Advent’s net losses in the periods presented, options to purchase 5.6 million and 5.5 million common shares as of June 30, 2004 and 2003, respectively, were excluded from the computation of diluted net loss per share, as the effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per-share data):

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net loss	$(8,384)	$(9,596)	$(9,532)	$(17,076)

Weighted average shares used to compute basic and diluted net loss per share	33,179	32,123	33,122	32,266

Basic and diluted net loss per share	$(0.25)	$(0.30)	$(0.29)	$(0.53)

Note 5—Goodwill

The changes in the carrying value of goodwill during the six months ended June 30, 2004 were as follows (in thousands):

Goodwill
Balance at December 31, 2003	$86,504
Additions	7,482
Translation adjustments	(1,164)

Balance at June 30, 2004	$92,822

Additions to goodwill during the six months ended June 30, 2004 consisted of $1,796,000 for the achievement of certain earn-out provisions of the Advent Outsource Data Management acquisition agreement, consideration of $261,000 paid to the former shareholders of Techfi Corporation which had been held in escrow for protection against undisclosed liabilities and $5,425,000 for the acquisition of Advent United Kingdom (“UK”) and Switzerland.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” Advent reviews goodwill for impairment annually during the fourth quarter of the fiscal year and more frequently if an event or circumstance indicates that an impairment loss has occurred. During the fourth quarter of 2003, Advent completed the annual impairment test which indicated that there was no impairment. Furthermore, there were no events or changes in circumstances during the first and second quarters of 2004 which triggered an impairment review.

Note 6—Other Intangibles

The following is a summary of other intangibles as of June 30, 2004 (in thousands):

	Average Amortization Period (Years)	Other Intangibles, Gross	Accumulated Amortization	Other Intangibles, Net
Purchased technologies	4.2	$20,481	$(13,706)	$6,775
Customer relationships	4.9	32,130	(16,198)	15,932
Other intangibles	4.9	6,634	(3,784)	2,850

Balance at June 30, 2004		$59,245	$(33,688)	$25,557

The following is a summary of other intangibles as of December 31, 2003 (in thousands):

	Average Amortization Period (Years)	Other Intangibles, Gross	Accumulated Amortization	Other Intangibles, Net
Purchased technologies	4.2	$19,784	$(11,024)	$8,760
Customer relationships	4.9	31,444	(12,840)	18,604
Other intangibles	5.0	6,405	(3,274)	3,131

Balance at December 31, 2003		$57,633	$(27,138)	$30,495

The changes in the carrying value of other intangibles during the six months ended June 30, 2004 were as follows (in thousands):

	Other Intangibles, Gross	Accumulated Amortization	Other Intangibles, Net
Balance at December 31, 2003	$57,633	$(27,138)	$30,495
Additions	2,178	—	2,178
Amortization	—	(6,776)	(6,776)
Translation adjustments	(566)	226	(340)

Balance at June 30, 2004	$59,245	$(33,688)	$25,557

Amortization of developed technology totaled $1.4 million for the three months ended June 30, 2004 and 2003, and $2.7 million and $2.9 million for the six months ended June 30, 2004 and 2003, respectively. Amortization of non-technology related intangibles totaled $2.1 million and $2.0 million for the three months ended June 30, 2004 and 2003, and $4.1 million and $3.9 million for the six months ended June 30, 2004 and 2003, respectively.

Based on the carrying amount of other intangibles as of June 30, 2004, the estimated future amortization is as follows (in thousands):

	Six Months Ended December 31 2004	Year Ended December 31
		2005	2006	2007	2008	Thereafter	Total
Estimated future amortization of developed technology intangibles	$2,695	$3,400	$600	$80	$—	$—	$6,775
Estimated future amortization of non-technology related intangibles	4,171	5,427	4,835	2,591	1,268	490	18,782

	$6,866	$8,827	$5,435	$2,671	$1,268	$490	$25,557

Note 7—Balance Sheet Detail

Effective April 1, 2004, Advent changed its methodology for recording accounts receivable and deferred revenues. In prior periods, Advent netted down any amounts in deferred revenues that were still outstanding as a receivable. Beginning on April 1, 2004, accounts receivable and deferred revenues are presented gross instead of net, as no offset entry is made. This has the effect of increasing accounts receivable and deferred revenues by equal amounts. There is no impact on the condensed consolidated statements of operations.

Supplemental comparative disclosures, as if the change had been retroactively applied, are presented below (in thousands):

December 31 2003
Accounts receivable, net	$32,752

Deferred revenues	$51,427

The following is a summary of other assets, net (in thousands):

	June 30 2004	December 31 2003
Long-term investments	$8,297	$8,903
Long-term prepaids	4,026	5,096
Other	1,384	1,439

Total other assets, net	$13,707	$15,438

Long-term investments include equity investments in several privately held companies, most of which can still be considered in the start-up or development stages. In 2002, Advent acquired approximately 15% of the outstanding stock of LatentZero Limited (“LatentZero”), a privately-held company located in the United Kingdom, for $7.0 million. This investment is accounted for under the equity method of accounting as Advent’s Chief Executive Officer is a member of LatentZero’s board of directors.

During the three and six months ended June 30, 2003, Advent recorded write-downs of $1.2 million and $1.7 million, respectively, on various long-term equity investments, as a result of other-than-temporary declines in the estimated fair value of such investments. No write-downs were recorded during the three and six months ended June 30, 2004. Advent recorded a loss of $335,000 and $606,000 in the three and six months ended June 30, 2004, respectively, and $38,000 and $27,000 during the three and six months ended June 30, 2003, respectively, as a result of Advent’s pro rata share of net losses on its equity method investment. These amounts are included in interest income and other expense, net on Advent’s condensed consolidated statements of operations.

The following is a summary of accrued liabilities (in thousands):

	June 30 2004	December 31 2003
Salaries and benefits payable	$5,990	$7,479
Accrued restructuring	6,501	2,345
Other	9,843	7,421

Total accrued liabilities	$22,334	$17,245

Accrued restructuring charges are discussed further in Note 9, “Restructuring Charges”. Other accrued liabilities include accruals for royalties, sales and business taxes, acquisition related costs, and other miscellaneous items.

The following is a summary of other long-term liabilities (in thousands):

	June 30 2004	December 31 2003
Deferred rent	$1,777	$2,156
Other	476	182

Total other long-term liabilities	$2,253	$2,338

Note 8—Comprehensive Income (Loss)

The components of comprehensive loss were as follows for the periods presented (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net loss	$(8,384)	$(9,596)	$(9,532)	$(17,076)
Unrealized gain (loss) on marketable securities, net of tax	(496)	144	(556)	94
Foreign currency translation adjustment	(24)	1,875	(1,375)	2,299

Comprehensive loss	$(8,904)	$(7,577)	$(11,463)	(14,683)

The components of accumulated other comprehensive income were as follows (in thousands):

	June 30 2004	December 31 2003
Accumulated net unrealized loss on marketable securities	$(623)	$(67)
Accumulated foreign currency translation adjustments	7,520	8,896

Accumulated other comprehensive income	$6,897	$8,829

Note 9—Restructuring Charges

In response to the downturn in the financial services industry, the decline in information technology spending and duplicative efforts in parts of the business as a result of various acquisitions, Advent implemented several phases of restructuring beginning in 2003. These plans were implemented to reduce costs and improve operating efficiencies by better aligning Advent with its near term revenue opportunities.

The restructuring charges recorded for the three and six months ended June 30, 2004 and 2003 were as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Facility exit costs	$5,028	$—	$4,865	$2,101
Severance and benefits	12	2,671	132	3,650
Property and equipment abandoned	—	—	—	409

Total	$5,040	$2,671	$4,997	$6,160

For the three months ended June 30, 2004, Advent recorded a restructuring charge of $5.0 million primarily consisting of $4.9 million related to vacating a facility in San Francisco, California, $72,000 related to vacating a portion of a facility in Cambridge, Massachusetts and a $12,000 adjustment related to severance for employees terminated in the first quarter of 2004. For the first quarter of fiscal 2004, Advent recorded a net restructuring benefit of $43,000 consisting of a $163,000 adjustment related to entering into a final sub-lease agreement on one of the vacated facilities in New York, New York and a $16,000 adjustment to non-cash severance. These adjustments were partially offset by a restructuring charge of $136,000 related to the termination of nine employees, located primarily in New York.

For the three months ended June 30, 2003, Advent recorded a restructuring charge of $2.7 million, primarily for severance and benefits related to the termination of approximately 90 employees, from functions all across the company. For the first quarter of 2003, Advent recorded restructuring charges of $3.5 million or total charges of $6.2 million for the six months ended June 30, 2003. The restructuring charges for the first quarter of 2003 consisted of $2.1 million related to the closing and consolidating of excess office space, primarily in New York and Australia; $1.0 million of severance and benefits related to the termination of 39 employees; and $410,000 related to the abandonment and write-off of certain equipment, furniture and leasehold improvements.

The following table sets forth an analysis of the components of the restructuring charges, payments and non-cash charges made against the accrual during the six months ended June 30, 2004 (in thousands):

	Facility Exit Costs	Severance and Benefits	Total
Balance of restructuring accrual at December 31, 2003	$2,181	$164	$2,345
Restructuring charges	5,028	136	5,164
Reversal of deferred rent related to facilities exited	272	—	272
Cash payments	(924)	(189)	(1,113)
Adjustment of prior restructuring costs	(163)	(4)	(167)

Balance of restructuring accrual at June 30, 2004	$6,394	$107	$6,501

As of June 30, 2004, the remaining excess facility costs are stated at estimated fair value, net of estimated sub-lease income of approximately $6.3 million. Advent expects to pay remaining obligations in connection with vacated facilities no later than over the remaining lease terms, which expire on various dates through 2012. Advent expects to pay the remaining severance and benefits in 2004.

As of June 30, 2004, cumulative restructuring charges incurred since inception of Advent’s restructuring program in 2003 were $14.1 million, consisting of $8.1 million, $5.1 million and $0.9 million relating to facility exit costs, severance and benefits, and property and equipment abandoned, respectively.

Note 10—Common Stock Repurchase Programs

Advent’s Board of Directors (the “Board”) has approved common stock repurchase programs authorizing management to repurchase shares of the Company’s common stock in the open market. The timing and actual number of shares subject to repurchase are made at the discretion of Advent’s management and are contingent on a number of factors, including the price of Advent’s stock, general market conditions, the Company’s level of available cash and alternative investment opportunities. The purchases are funded from available working capital.

During 2001 and 2002, the Board authorized the repurchase of up to 4.0 million shares of outstanding common stock. During the first six months of 2003, Advent repurchased and retired 1.0 million shares of common stock at a cost of $14.3 million under this program. As of June 30, 2004, Advent has repurchased and retired 3.8 million shares of common stock since inception of this stock repurchase program at a total cost of $78.8 million. Advent does not intend to make further purchases under this program.

In May 2004, the Board authorized the repurchase of an additional 1.2 million shares of outstanding common stock. During the six months ended June 30, 2004, 48,000 shares of common stock at a cost of $858,000 were repurchased under this program.

Note 11—Acquisitions

On May 3, 2004, Advent acquired the remaining independent distributor businesses from its independent European distributor, Advent Europe, in the United Kingdom and Switzerland, as well as certain assets of Advent Europe. Advent made these acquisitions in order to gain direct control over all of its European operations, which it views as an increasingly important market. The initial consideration of $5.8 million consisted of $5.7 million in cash, $91,000 of assumed liabilities and $79,000 of closing costs. A total of $5.5 million of the cash consideration was paid at closing and the remaining $0.2 million was retained by the Company for possible breach of general representations and warranties. The Company will pay this amount to Advent Europe approximately one year after the closing date in the event no such breach of general representations or warranties exists. In addition, there is a potential earn-out distribution to the selling stockholders of approximately $3.6 million through December 31, 2004 under a formula based on revenue bookings. During the second quarter of 2004, approximately $1.8 million of the contingent consideration was earned and recorded as additional goodwill.

The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets and liabilities acquired on the basis of their respective fair values on the acquisition date. The amounts allocated to identifiable intangibles were determined based upon management’s estimates using established valuation techniques. The results of operations of Advent United Kingdom and Advent Switzerland are included in the condensed consolidated statement of operations from the date of acquisition.

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of the periods presented. This does not purport to be indicative of the results that would have been achieved had the acquisition been made as of those dates nor of the results which may occur in the future (in thousands, except per share data):

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Net revenues	$37,301	$33,387	$75,067	66,680
Net loss	$(8,537)	$(9,961)	$(10,282)	(17,997)
Net loss per share—basic and diluted	$(0.26)	$(0.31)	$(0.31)	(0.56)

The preliminary allocation of the purchase price for Advent United Kingdom, Advent Switzerland and certain assets of Advent Europe was as follows (in thousands, except estimated remaining useful life):

	Estimated Remaining Useful Life (Years)	Purchase Price Allocation
Goodwill		$5,425
Customer relationships	4	328
Sub-licensing agreements	4	908
Employment agreements	3	232
Developed technology	3	710
Tangible assets		2,755
Current liabilities		(2,387)
Deferred tax liabilities		(337)

Total purchase price		$7,634

In May 2003, Advent purchased all of the common stock of Advent Netherlands BV from its independent European distributor for a total purchase price of $9.6 million, which includes repayment of a loan and is net of approximately $180,000 in cash acquired. In addition, there was a potential earn-out distribution to the selling stockholders of up to $1.6 million through December 31, 2003 under a formula based on revenue results for the eight months ended December 31, 2003, plus 50% of any operating margins which exceed 20% for the year ending December 31, 2004. The right to receive this earn-out was effectively terminated with the purchase of certain assets of Advent Europe on May 3, 2004. Through this date, no additional consideration had been earned or paid.

The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets and liabilities acquired on the basis of their respective fair values on the acquisition date. The amounts allocated to identifiable intangibles were determined based upon management’s estimates using established valuation techniques. The acquisition includes distribution rights in Belgium, the Netherlands and Luxembourg. The results of operations of Advent Netherlands BV were included in the consolidated financial statements beginning on the acquisition date. Advent has not presented the pro forma results of operations of Advent Netherlands BV as the results are not material to Advent’s results of operations. The allocation of the Advent Netherlands BV purchase price was as follows (in thousands, except estimated remaining useful life):

	Estimated Remaining Useful Life (Years)	Purchase Price Allocation
Goodwill		$8,908
Customer relationships	5	347
Sub-licensing agreement	5	1,875
Non-compete agreements	1	70
Tangible assets		1,809
Current liabilities		(2,600)
Deferred tax liabilities		(800)

Total purchase price		$9,609

Note 12—Commitments and Contingencies

Advent leases office space and equipment under non-cancelable operating lease agreements, which expire at various dates through May 2012. As of June 30, 2004, Advent’s remaining operating lease commitments through 2012 are approximately $41.9 million. Future minimum rental income to be received under non-cancelable sub-leases total $0.9 million.

Advent has contingent liabilities related to acquisitions of the remaining independent distributor businesses of Advent Europe in the United Kingdom and Switzerland, and Advent Outsource Data Management in the form of potential earn-out distributions. These earn-outs will be recorded as additional goodwill, if earned.

Under the terms of the purchase agreement with Advent Europe, an earn-out distribution of $3.6 million is due upon achievement of certain revenue goals in 2004. As of June 30, 2004, $1.8 million has been earned and recorded as additional goodwill and will be paid in the third quarter of fiscal 2004. Additional amounts, if earned, will be paid in the first quarter of 2005.

Under the terms of the purchase agreement of Advent Outsource Data Management, there is an earn-out provision of up to $5.0 million under a formula based on revenue results through December 31, 2004. Through June 30, 2004, $1.8 million has been earned and recorded as additional goodwill under this provision, of which approximately $1.0 million was paid in the second quarter of 2004 and the remaining $0.8 million will be paid in the third quarter of 2004. Additional consideration, if earned under this earn-out provision, will be paid in the fourth quarter of 2004 or first quarter of 2005.

From time to time, Advent is subject to various other legal proceedings, claims and litigation arising in the ordinary course of business. The ultimate costs to resolve these matters is not expected to have a material adverse effect on the condensed consolidated financial position, results of operations, or cash flows.

Note 13—Segment and Geographic Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim reports. It also established standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

Advent’s chief operating decision maker is the Chief Executive Officer. Advent operates under a single reportable segment consisting of the development, marketing and sale of stand-alone and client/server software products, data interfaces and related maintenance and services that automate, integrate and support certain mission critical functions of investment management organizations.

Geographical information as of and for the periods presented is as follows (in thousands):

	June 30 2004	December 31 2003
Long-lived tangible assets:
United States	$33,290	$38,538
Foreign	420	281

Total	$33,710	$38,819

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Geographic net sales:
United States	$34,904	$31,087	$70,191	$63,362
Foreign	2,099	1,671	3,648	2,440

Total	$37,003	$32,758	$73,839	$65,802

No one customer accounted for more than 10% of net revenues for the three and six months ended June 30, 2004 and 2003.

Note 14—Related Party Transactions

Stephanie DiMarco, Chief Executive Officer of the Company, is a director of LatentZero. When purchasing certain Advent products, customers have the option to purchase LatentZero products to provide additional functionality. Based on sales of the LatentZero products by the Company, Advent pays a royalty fee to LatentZero. Advent has made royalty payments of $324,000 and $88,000 to LatentZero during the six months ended June 30, 2004 and 2003, respectively. No amounts were owed to LatentZero as of June 30, 2004 and December 31, 2003.

During fiscal 2004, Advent entered into a sub-lease agreement with LatentZero on one of Advent’s facilities in New York, New York. Sub-lease income from LatentZero was $34,000 for the six months ended June 30, 2004. Accounts receivable from LatentZero was $8,000 as of June 30, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended, including, but not limited to, statements referencing our expectations relating to future revenues and expenses. Forward-looking statements can be identified by the use of terminology such as “may”, “will”, “should”, “expect”, “plan” “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or other similar terms and the negative of such terms and include statements about our products and expected financial performance. Such forward-looking statements are based on our current plans and expectations and involve known and unknown risks and uncertainties which may cause our actual results or performance to be materially different from any results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the “Risk Factors” set forth below as well as other risks identified from time to time in other SEC reports. You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results, levels of activity or performance and represent our expectations only as of the date they are made.

Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us” and “Advent” refer to Advent Software, Inc. and its subsidiaries.

Overview and Strategy

Advent was founded and incorporated in 1983 in California and reincorporated in Delaware in November 1995. We offer integrated software solutions for automating and integrating data and work flows across the investment management organization, as well as the information flows between the investment management organization and external parties. Our products are intended to increase operational efficiency, improve the accuracy of client information and enable better decision-making. Each solution focuses on specific mission-critical functions of the investment management organization and is tailored to meet the needs of the particular client, as determined by size, assets under management and complexity of the investment environment.

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

During the second quarter of 2004, we continued to focus on growing and strengthening our core business and related services. Approximately two-thirds of our quarterly license revenue came from existing clients. Our software revenues came from activity in our core products: Axys, Moxy, Partner and Geneva. Our growth in software license revenues primarily came from sales of these core products in small and mid-sized asset managers.

We have also focused on bringing enhanced functionality to the market. In the second quarter of 2004, we released a new product which is geared toward separately managed account managers. Separately managed accounts, or SMA’s, are customized portfolios of stocks and bonds managed professionally, where investors have greater control over the securities in their accounts than in traditional mutual funds. Our new product, Open SMA Manager, works with our Moxy product to streamline trade processing and consolidate order creation for easier execution with trading partners.

We have also been aligning our cost structure so that it is more in line with current revenue levels. Our total cost of revenues and operating expenses of $83.4 million in the six months ended June 30, 2004 are down from $91.5 million in the same period last year. The current cost structure reflects the restructuring activities from the prior year and continued cost-cutting initiatives.

In the second quarter of 2004, we purchased the remaining independent distributor businesses of Advent Europe Holding BV (“Advent Europe”) in the United Kingdom and Switzerland as well as certain assets of Advent Europe. We now control all of our European operations. Over the last nine months, we have added significant customers in the European and Middle East regions and view this as an increasingly important market for us in the future. Our challenge will be to successfully integrate the new European entities and continue growth in those markets.

Going forward, our goal is to return to profitability. Our ability to achieve this target will depend upon our ability to license software and sell services to new and existing customers, to successfully develop new products and to renew maintenance contracts at similar levels to what we achieved during the first half of 2004. While recent experience indicates that our customers and prospects are willing to make capital investments, there is still uncertainty as to our ability to achieve the amount of revenue growth required for profitability. Our cost structure, excluding the impact of our acquisitions of the remaining distributor businesses of Advent Europe in the United Kingdom and Switzerland, must remain relatively flat with current levels of expenditure or decrease in order to reach profitability.

It is also our intent to increase the proportion of license revenues from term licenses. While revenue from term licenses has not been material to date as a proportion of total license revenue, we expect this proportion to increase in future periods, which would result in a greater portion of license revenue being deferred and could therefore impact the level and timing of our profitability.

In addition, worldwide demand for large investment management software systems has decreased over the past several years. The global economic slowdown has resulted in many organizations reducing their information technology budgets and related expenditures on software and related services. This has not only limited sales of licenses to new and existing customers but has also resulted in longer customer evaluation and decision-making processes and deferral or delay of information technology projects.

We believe these macroeconomic trends have hindered the growth of our revenues. Despite these trends, our restructuring activities over the past year and our management of operating expenses have allowed us to decrease our net loss. We continue to focus on aggressively managing costs and are achieving positive cash flow from operations while investing in areas we deem appropriate, such as the recent expansion of our European operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of long-lived assets, intangible assets and goodwill and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe our most critical accounting policies and estimates include the following:

•	revenue recognition;

•	income taxes;

•	impairment of long-lived assets; and

•	restructuring charges and related accruals.

Revenue recognition. We recognize revenue from software licenses, development fees, maintenance, other recurring revenues, professional services and other revenues. In addition, we earn commissions from customers who use our broker/dealer, Second Street Securities, to “soft dollar” the purchase of non-Advent products and services. “Soft dollaring” enables the customers to use the commissions earned on trades to pay all or part of the fees owed to us for non-Advent products or services. The commission revenues earned from “soft dollaring” non-Advent products or services are recorded as other revenues in professional services and other revenues on our condensed consolidated statements of operations.

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

Software license and development fees. We recognize revenue from the licensing of software when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. We use a signed license agreement as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding order forms and signed contracts from the distributor’s customers. Revenue is recognized upon shipment to the distributor’s customer and when all other revenue recognition criteria have been met. Delivery occurs when product is delivered to a common carrier F.O.B shipping point. While many of our arrangements generally do not include acceptance provisions, certain complex deals may involve acceptance criteria. If acceptance provisions are provided, delivery is deemed to occur upon acceptance. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. We assess whether the collectibility of the resulting receivable is reasonably assured based on a number of factors, including the credit worthiness of the customer determined through review of credit reports, our transaction history with the customer, other available information and pertinent country risk if the customer is located outside the United States. Software licenses are sold with maintenance and, frequently, professional services. We allocate revenue to delivered components, normally the license component of the arrangement, using the residual value method, based on objective evidence of the fair value of the undelivered elements, which is specific to us. We offer term licenses as an alternative to perpetual licenses and generally recognize revenue for term licenses ratably over the period of the contract term. To date, revenue from term licenses has not been material. However, we expect term licenses to increase as a proportion of total licenses in the future.

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

We do have three situations where we provide a contractual limited right of return to end-user customers only: in shrink-wrap license agreements for Advent products, our MicroEdge product and our NPO product. The shrink-wrap license agreement for Advent products provides for a right of return within seven days of delivery of the software. The MicroEdge software license agreement allows for a thirty-day money back guarantee. The NPO license agreement allows for a seven-day right of return. We recognize revenue on delivery since the fee is fixed and determinable, the buyer is obligated to pay, the risk of loss passes to the customer, and we have the ability to estimate returns. Our ability to estimate returns is based on a long history of experience with relatively homogenous transactions and the fact that the return period is short. We have recorded a sales returns reserve (contra revenue account) to account for these situations based on our historical experience.

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

Impairment of long-lived assets. We review our goodwill for impairment annually during the fourth quarter of our fiscal year and more frequently if an event or circumstance indicates that an impairment loss has occurred. We are required to test our goodwill for impairment at the reporting unit level. We have determined that we have only one reporting unit. The test for goodwill impairment is a two-step process:

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

During the fourth quarter of 2003, we completed our annual impairment test which indicated there was no impairment. There were no events or changes in circumstances during the first and second quarters of 2004 which triggered an impairment review.

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

We hold minority interests in several privately held companies having operations or technology in areas within our strategic focus. Most of these investments can be considered as early stage investment opportunities and are classified as other assets on our condensed consolidated balance sheets. One of these investments is accounted for under the equity method of accounting. We record an investment write-down when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. We estimate an investment’s carrying value based primarily on its revenue and implied valuation based on revenue multiples for similar public companies, supplemented by any recent valuation events, such as an equity financing.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, which was amended by FIN 46R in December 2003. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes in which either (a) the equity investors in the entity do not have the characteristics of a controlling financial interest or (b) the equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both (primary beneficiary).

We adopted the provisions of FIN 46 in the first quarter of 2004. In conjunction with the adoption of FIN 46, we determined that our independent European distributor, Advent Europe, was a variable interest entity, but that we were not the primary beneficiary. In accordance with FIN 46, we were not required to consolidate this distributor. On May 3, 2004, we purchased the remaining independent distributor businesses of Advent Europe in the United Kingdom and Switzerland, as well as certain assets of Advent Europe, for initial consideration of $5.8 million and additional potential consideration of approximately $3.6 million, of which $1.8 million was earned and recorded as additional goodwill during the second quarter of 2004. We have no other exposure to loss as we do not have any involvement anymore with Advent Europe.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, which supercedes Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of Emerging Issues Task Force 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” SAB 104 also incorporated certain sections of the SEC’s “Revenue Recognition in Financial Statements—Frequently Asked Questions and Answers” document. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Reclassifications

Certain prior period amounts, as detailed below, have been reclassified to conform to the current period presentation to better reflect our view of the current business. These reclassifications do not affect total net revenues, net loss, cash flows, or stockholders’ equity.

Amortization of Developed Technology. In the fourth quarter of 2003, we began presenting amortization of developed technology within cost of revenues. Through our various acquisitions, we have purchased technologies which are either licensed directly to our customers or used internally to provide services to our customers for which we derive revenue. As a result of our acquisitions from 2001 through the middle of 2004, the amortization related to purchased technology has increased. We believe that presenting this amortization within cost of revenues more accurately presents our total cost of revenues and gross margin. We have reclassified approximately $1.4 million and $2.9 million for the three and six month periods ended June 30, 2003, which was previously included in amortization of other intangibles within operating expenses, to amortization of developed technology within cost of revenues.

Accounts Receivable and Deferred Revenues. In the first quarter of 2004, we discontinued netting down specific revenue reserves which were included in deferred revenues against their corresponding receivables. We have determined that for presentation purposes, the discontinuation of the net-down for the reserves gives more visibility to our receivables and deferred revenue accounts. We have reclassified $1.6 million for the fourth quarter of 2003 resulting in corresponding increases in both accounts receivable and deferred revenues.

In addition to the reclassifications described above, corresponding reclassifications were also made on our condensed consolidated balance sheets and statements of cash flows.

In addition to discontinuing the specific reserve net down noted above in the first quarter of 2004, we also changed our methodology for recording accounts receivable and deferred revenues in the second quarter of 2004. In prior periods, we netted down any amounts in deferred revenues that were still outstanding as a receivable. Beginning on April 1, 2004, accounts receivable and deferred revenues are presented gross instead of net, as no offset entry is made. This has the effect of increasing accounts receivable and deferred revenues are presented by equal amounts. There is no impact on the condensed consolidated statements of operations.

Supplemental comparative disclosures, as if the change had been retroactively applied are presented below (in thousands):

December 31 2003
Accounts receivable, net	$32,752

Deferred revenues	$51,427

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

The following table sets forth, for the periods indicated, certain financial information as a percentage of total net revenues:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net revenues:
License and development fees	24%	20%	23%	20%
Maintenance and other recurring	63	64	62	64
Professional services and other	13	16	15	16

Total net revenues	100	100	100	100

Cost of revenues:
License and development fees	1	2	2	2
Maintenance and other recurring	20	24	19	23
Professional services and other	14	15	13	13
Amortization of developed technology	3	4	4	4

Total cost of revenues	38	45	38	42

Gross margin	62	55	62	58

Operating expenses:
Sales and marketing	25	34	24	35
Product development	23	30	22	29
General and administrative	17	20	16	18
Amortization of other intangibles	5	6	6	6
Restructuring charges	14	8	7	9

Total operating expenses	84	98	75	97

Loss from operations	(22)	(43)	(13)	(39)
Interest income and other expense, net	(1)	(0)	(0)	0

Loss before income taxes	(23)	(43)	(13)	(39)
Benefit from income taxes	(0)	(14)	(0)	(13)

Net loss	(23)%	(29)%	(13)%	(26)%

NET REVENUES

	Three Months Ended June 30			Six Months Ended June 30
	2004	2003	Change	2004	2003	Change
Total net revenues (in thousands)	$37,003	$32,758	$4,245	$73,839	$65,802	$8,037

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

Each of the major revenue categories has historically varied as a percentage of net revenues and we expect this variability to continue in future periods. This variability is partially due to the timing of the introduction of new products, the relative size and timing of individual software licenses, as well as the size of the implementation, the resulting proportion of the maintenance and professional services components of these license transactions and the amount of client use of pricing and related data. We expect total net revenues to be in the range of $36 million to $38 million in the third quarter of 2004.

License Revenue and Development Fees

	Three Months Ended June 30			Six Months Ended June 30
	2004	2003	Change	2004	2003	Change
License and development fees (in thousands)	$8,719	$6,470	$2,249	$16,727	$13,212	$3,515
Percent of total net revenues	24%	20%		23%	20%

The increase in license revenue and development fees in the three and six month periods reflected an improved overall economic outlook and improved conditions within the financial services industry, which contributed to increases in capital expenditures by our customers. In addition, our focus on selling our core products resulted in higher sales, particularly in our Advent Office products. We also recognized approximately $800,000 in the second quarter of 2004 from a reduction in deferred license revenues. We do not expect a significant change in deferred revenue in the third quarter of 2004.

Revenues from Axys, Moxy and Partner comprised more than half of license sales in the second quarter of 2004. Axys, Moxy and Qube revenues increased substantially in both the three and six month periods. Revenues from Geneva products increased in the second quarter of 2004 compared with the second quarter of 2003, but were relatively flat for the six month periods. The volume of larger license contracts recognized during the three and six month periods also increased.

We typically license our products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the number of site installations and the number of authorized users. We earn development fees when we provide product solutions, which are not part of our standard product offering. For the three and six months ended June 30, 2004 and 2003, revenue from development fees was less than 10% of total license and development fees revenue. For the three and six months ended June 30, 2004 and 2003, soft dollar revenues generated from Advent related licenses paid for through soft dollar transactions represented less than 5% of total license and development revenues.

We expect license and development fee revenue to be relatively flat in the third quarter of 2004 with modest growth year over year.

Maintenance and Other Recurring Revenues

	Three Months Ended June 30			Six Months Ended June 30
	2004	2003	Change	2004	2003	Change
Maintenance and other recurring revenues (in thousands)	$23,314	$21,154	$2,160	$46,200	$42,294	$3,906
Percent of total net revenues	63%	64%		62%	64%

The increase in maintenance and other recurring revenues in the three and six months ended June 30, 2004 reflected an increase in new maintenance support contracts as a result of an increase in the number of new license deals, continuing maintenance revenues from our established customer base, an increase in wealth subscription services and an increase in commissions generated by a partner program. The maintenance renewal rate was within the 82% to 88% range that we have experienced over the past year.

Maintenance revenue has remained relatively flat as a proportion of total maintenance and recurring revenues at approximately 68% to 69% during the three and six months ended June 30, 2004 and 2003. We expect maintenance and recurring revenues will increase slightly in the third quarter of 2004, reflecting additions to the customer base.

Professional Services and Other Revenues

	Three Months Ended June 30			Six Months Ended June 30
	2004	2003	Change	2004	2003	Change
Professional services and other revenues (in thousands)	$4,970	$5,134	$(164)	$10,912	$10,296	$616
Percent of total net revenues	13%	16%		15%	16%

Professional services and other revenues include consulting, project management, custom integration, custom work, and training. Professional services related to Advent Office products generally can be completed and accepted in a relatively short time period while services related to Geneva products may require a six to nine month implementation period. Therefore, the revenues associated with professional services reflect a mix of services related to current quarter license revenue as well as transactions from prior quarters. Generally, our consulting revenues lag our license revenues by one or two quarters, but can also be affected by specific project milestone completions.

For the three months ended June 30, 2004, professional services and other revenues were relatively flat with the corresponding period in 2003 reflecting a significant amount of work performed on one large customer project for which no revenue was recognized due to the acceptance milestone occurring in the third quarter of 2004. For the six months ended June 30, 2004, the increase in professional services and other revenues resulted from milestone completions during the first quarter of 2004 with two significant customers, and increased implementation services related to our Geneva product during this same period. We expect that revenues from professional services will increase slightly in the third quarter of 2004 due to the recognition of a milestone payment from a large implementation.

COST OF REVENUES

	Three Months Ended June 30			Six Months Ended June 30
	2004	2003	Change	2004	2003	Change
Total cost of revenues (in thousands)	$14,182	$14,541	$(359)	$27,685	$27,716	$(31)
Percent of total net revenues	38%	45%		38%	42%

Our cost of revenues is made up of four components: cost of license and development fees; cost of maintenance and other recurring; cost of professional services and other; and amortization of developed technology.

Cost of License and Development Fees

	Three Months Ended June 30			Six Months Ended June 30
	2004	2003	Change	2004	2003	Change
Cost of license and development fees (in thousands)	$426	$703	$(277)	$1,020	$1,257	$(237)
Percent of total license revenues	5%	11%		6%	10%

Cost of license and development fees consists primarily of royalties and other fees paid to third parties, the fixed direct labor involved in producing and distributing our software, labor costs associated with generating development fees and cost of product media including duplication, manuals and packaging materials. The decrease in the three and six months ended June 30, 2004 primarily reflected a decrease in third party implementation fees associated with the implementation of our software to a European client as well as a decrease in royalties paid to a third party vendor related to products sold, which included their technology. We expect cost of license and development fees to remain relatively flat in the third quarter of 2004.

Cost of Maintenance and Other Recurring

	Three Months Ended June 30			Six Months Ended June 30
	2004	2003	Change	2004	2003	Change
Cost of maintenance and other recurring (in thousands)	$7,320	$7,662	$(342)	$14,200	$15,041	$(841)
Percent of total maintenance revenue	31%	36%		31%	36%

Cost of maintenance and other recurring revenues is primarily comprised of the direct costs of providing technical support and other services for recurring revenues and royalties paid to third party subscription-based and transaction-based vendors. The decrease in the three and six months ended June 30, 2004 was due primarily to the reduction in personnel and related costs associated with restructuring activities implemented during 2003. The decrease was partially offset by increases in royalties related to the increase in our data subscription revenues. We expect cost of maintenance and other recurring revenues to be relatively flat in the third quarter of 2004.

Cost of Professional Services and Other

	Three Months Ended June 30			Six Months Ended June 30
	2004	2003	Change	2004	2003	Change
Cost of professional services and other (in thousands)	$5,086	$4,740	$346	$9,773	$8,547	$1,226
Percent of total professional services revenues	102%	92%		90%	83%

Cost of professional services and other revenue consists primarily of personnel related costs associated with the client services and support organization in providing consulting, custom report writing and conversions of data from clients’ previous systems. Also included are direct costs associated with third-party consultants, travel expenses and soft dollar transactions for third party products. The increase in the three and six months ended June 30, 2004 was primarily due to an increase in employee bonus programs. We expect cost of professional services and other revenues to remain relatively flat in the third quarter of 2004.

Amortization of Developed Technology

	Three Months Ended June 30			Six Months Ended June 30
	2004	2003	Change	2004	2003	Change
Amortization of developed technology (in thousands)	$1,350	$1,436	$(86)	$2,692	$2,871	$(179)
Percent of total net revenues	3%	4%		4%	4%

Amortization of developed technology represents amortization of acquisition-related intangible assets. The decrease in amortization of developed technology reflected technology related intangible assets from prior acquisitions becoming fully amortized, partially offset by amortization of technology related intangible assets associated with our acquisitions in the United Kingdom and Switzerland. We expect amortization of developed technology to be approximately $1.4 million in the third quarter of 2004.

OPERATING EXPENSES

Sales and Marketing

	Three Months Ended June 30			Six Months Ended June 30
	2004	2003	Change	2004	2003	Change
Sales and marketing (in thousands)	$9,276	$11,263	$(1,987)	$18,069	$22,718	$(4,649)
Percent of total net revenues	25%	34%		24%	35%

Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars. The decrease in expense for both the three and six month periods was primarily due to a decrease in personnel and related costs related to restructuring activities in 2003 and program marketing expenses. We expect sales and marketing expenses to increase slightly in the third quarter of 2004 as a result of incurring a full quarter of expenses from our acquisitions in the United Kingdom and Switzerland.

Product Development

	Three Months Ended June 30			Six Months Ended June 30
	2004	2003	Change	2004	2003	Change
Product development (in thousands)	$8,501	$9,692	$(1,191)	$16,353	$19,059	$(2,706)
Percent of total net revenues	23%	30%		22%	29%

Product development expenses consist primarily of salary and benefits for our development staff as well as contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services. The decrease in expenses for the three and six month periods was due to a reduction in personnel and related costs associated with restructuring activities implemented during 2003 and reductions in the utilization of outside contractors and services. We expect product development expenses to be relatively flat in the third quarter of 2004 as we continue progress on new product introductions.

Rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology, changing customer needs and frequent new product introductions and enhancements characterize the software markets in which we compete. We plan on continuing to dedicate a significant amount of resources to research and development efforts to maintain and improve our competitive position in these markets.

General and Administrative

	Three Months Ended June 30			Six Months Ended June 30
	2004	2003	Change	2004	2003	Change
General and administrative (in thousands)	$6,207	$6,602	$(395)	$12,188	$11,914	$274
Percent of total net revenues	17%	20%		16%	18%

General and administrative expenses consist primarily of personnel costs for finance, administration, operations and general management, as well as legal and accounting expenses. The decrease in expenses for the three months ended June 30, 2004 was due to a $1.3 million settlement and legal expenses related to a claim brought by a former employee incurred in the second quarter of 2003, partially offset by an increase in accounting and compliance costs associated with the Sarbanes-Oxley

Act of 2002 of approximately $700,000 during the three months ended June 30, 2004. The increase in expenses for the six months ended June 30, 2004 was due to increased accounting and compliance costs of $733,000 associated with the Sarbanes-Oxley Act of 2002, costs of $425,000 associated with discontinuing an offsite web hosting service and costs of $318,000 for employee bonus programs, partially offset by the litigation settlement incurred during 2003. We expect general and administrative expenses to increase slightly in the third quarter of 2004 as a result of continuing accounting and compliance costs associated with the Sarbanes-Oxley Act of 2002 as well as incurring a full quarter of expenses from our acquisitions in the United Kingdom and Switzerland.

Amortization of Other Intangibles

	Three Months Ended June 30			Six Months Ended June 30
	2004	2003	Change	2004	2003	Change
Amortization of other intangibles (in thousands)	$2,060	$1,966	$94	$4,084	$3,891	$193
Percent of total net revenues	5%	6%		6%	6%

Amortization of other intangibles represents amortization of non-technology related intangible assets. Amortization of other intangibles increased slightly as a result of our acquisitions in the United Kingdom and Switzerland. We expect amortization of other intangibles to be approximately $2.1 million in the third quarter of 2004.

Restructuring Charges

	Three Months Ended June 30			Six Months Ended June 30
	2004	2003	Change	2004	2003	Change
Restructuring charges (in thousands)	$5,040	$2,671	$2,369	$4,997	$6,160	$(1,163)
Percent of total net revenues	14%	8%		7%	9%

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

For the three months ended June 30, 2004, we recorded a net restructuring expense of $5.0 million primarily consisting of $4.9 million related to vacating a facility in San Francisco, California, $72,000 related to vacating a portion of a facility in Cambridge, Massachusetts and a $12,000 adjustment related to severance for employees terminated in the first quarter of fiscal 2004. For the first quarter of 2004, we recorded a net restructuring benefit of $43,000 consisting of a $163,000 adjustment related to entering into a final sub-lease agreement on one of the vacated facilities in New York, New York and a $16,000 adjustment to non-cash severance. These adjustments were partially offset by a restructuring charge of $136,000 related to the termination of nine employees, located in New York.

For the three months ended June 30, 2003, we recorded a restructuring charge of $2.7 million, primarily for severance and benefits related to the termination of approximately 90 employees, from functions all across the company. For the first quarter of 2003, we recorded restructuring charges of $3.5 million or total charges of $6.2 million for the six months ended June 30, 2003. The restructuring charges for the first quarter of 2003 consisted of consisted of $2.1 million related to the closing and consolidating excess office space, primarily in New York, New York and Australia; $1.0 million of severance and benefits related to the termination of 39 employees; and $410,000 related to the abandonment and write-off of certain equipment, furniture and leasehold improvements.

The following table sets forth an analysis of the components of the restructuring charges, payments and non-cash charges made against the accrual during the six months ended June 30, 2004 (in thousands):

	Facility Exit Costs	Severance and Benefits	Total
Balance of restructuring accrual at December 31, 2003	$2,181	$164	$2,345
Restructuring charges	5,028	136	5,164
Reversal of deferred rent related to facilities exited	272	—	272
Cash payments	(924)	(189)	(1,113)
Adjustment of prior restructuring costs	(163)	(4)	(179)

Balance of restructuring accrual at June 30, 2004	$6,394	$107	$6,501

As of June 30, 2004, the remaining excess facility costs are stated at estimated fair value, net of estimated sublease income of approximately $6.3 million. We expect to pay remaining obligations in connection with vacated facilities no later than over the remaining lease terms, which expire on various dates through 2012. We expect to pay the remaining severance and benefits in 2004.

As of June 30, 2004, cumulative restructuring charges incurred since inception of Advent’s restructuring program in 2003 were $14.1 million, consisting of $8.1 million, $5.1 million and $0.9 million relating to facility exit costs, severance and benefits, and property and equipment abandoned, respectively. As a result of our restructuring activities implemented to date, we have reduced our total expenses by approximately $21 million on an annual basis.

Interest Income and Other Expense, Net

	Three Months Ended June 30			Six Months Ended June 30
	2004	2003	Change	2004	2003	Change
Interest income and other expense, net	$(142)	$(3)	$(139)	$(16)	$169	$(185)
Percent of total net revenues	-1%	0%		0%	0%

Interest income and other expense, net consists of interest income, realized gains and losses on short-term investments, our pro rata share of net income or loss on our equity method investment and foreign currency gains and losses. The decreases in interest income and other expense, net for the three and six months ended June 30, 2004 reflected reduced interest income as a result of lower interest rates and the sale of certain fixed income investments prior to maturity. Interest income was $449,000 and $1.0 million for the three and six months ended June 30, 2004 and $745,000 and $1.4 million in the corresponding periods in 2003. The three and six months ended June 30, 2004 also reflected losses on retirement of fixed assets of $125,000 and $372,000, respectively, and our pro rata share of net losses on our equity method investments of $335,000 and $606,000, respectively. The three and six months ended June 30, 2003 reflected write-downs of $1.2 million and $1.7 million, respectively, from other-than-temporary declines in the estimated fair market value of various long-term equity investments, and the three month period ended June 30, 2003 reflected other income of $629,000 in connection with a lease buy-out related to a vacant facility assumed in our acquisition of Kinexus.

The remaining components of interest income and other expense, net fluctuate primarily due to foreign currency gains and losses.

Benefit from Income Taxes

	Three Months Ended June 30			Six Months Ended June 30
	2004	2003	Change	2004	2003	Change
Benefit from income taxes	$(21)	$(4,384)	$4,363	$(21)	$(8,411)	$8,390
Percent of total net revenues	0%	-14%		0%	-13%

For the three and six months ended June 30, 2004, we recorded a benefit of $21,000, compared to a benefit from income taxes of $4.4 million and $8.4 million recorded in the three and six months ended June 30, 2003. We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities to be recognized as deferred tax assets and liabilities. During the fourth quarter of 2003, we established a full valuation allowance against our deferred tax assets in the United States because we determined it is more likely than not that these deferred tax assets will not be realized in the foreseeable future. Therefore our tax provision will typically reflect only small foreign tax charges or benefits.

LIQUIDITY AND CAPITAL RESOURCES

Our aggregate cash, cash equivalents and marketable securities at June 30, 2004 were $166.9 million, compared with $160.1 million at December 31, 2003. Cash equivalents are comprised of highly liquid investments purchased with an original or remaining maturity of 90 days or less.

The table below, for the periods indicated, provides selected condensed consolidated cash flow information (in thousands):

	Six Months Ended June 30
	2004	2003
Net cash provided by operating activities	$12,476	$2,960
Net cash provided by investing activities	$10,684	$1,145
Net cash provided by (used in) financing activities	$3,405	$(9,930)

Cash Flows from Operating Activities

Our cash flows from operating activities represent the most significant source of funding for our operations. Operating activities provided $12.5 million and $3.0 million for the six months ended June 30, 2004 and 2003, respectively. Our cash provided by operating activities generally follows the trend in our net revenues and operating results. Our net losses in the six months ended June 30, 2004 were more than offset by non-cash charges including depreciation, amortization, loss on disposition of fixed assets, and loss on investments.

Other sources of cash in the first six months of 2004 included a decrease in prepaid and other assets, and an increase in accrued liabilities. The decrease in prepaid and other assets reflected prepaid expense amortization and collection of a receivable for a litigation settlement recorded in the fourth quarter of 2003. The increase in accrued liabilities was primarily due to additional accrued restructuring charges during the period. Effective April 1, 2004, we changed the methodology for recording accounts receivable and deferred revenue. In prior periods, we netted down any amounts in deferred revenue that were still outstanding as a receivable. Beginning on April 1, 2004 accounts receivable and deferred revenue are shown gross instead of net, as no offset entry is made. Using a comparable balance at December 31, 2003 (See Note 7, “Balance Sheet Detail” to the condensed consolidated financial statements), accounts receivable would have decreased by approximately $5.1 million which reflects strong collections during the period. Further, deferred revenues would have decreased $0.8 million which reflects recognition of revenue related to license contracts signed primarily during the third quarter of 2003.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, amount of revenue deferred, collection of accounts receivable, and timing of payments.

Cash Flows from Investing Activities

Net cash provided by investing activities of $10.7 million for the six months ended June 30, 2004, consisted primarily of net sales and maturities of marketable securities of $17.7 million. Net cash provided by investing activities of $1.1 million for the six months ended June 30, 2003 consisted of net sales and maturities of marketable securities of $15.1 million. These items were partially offset by cash used in acquisitions, including payments of assumed liabilities, of $5.8 million and $9.9 million during the six months ended June 30, 2004 and 2003, respectively, and purchases of property and equipment of $1.3 million and $4.1 million during the six months ended June 30, 2004 and 2003, respectively.

On May 3, 2004, we purchased the remaining independent distributor businesses from our independent European distributor, Advent Europe, in the United Kingdom and Switzerland, as well as certain assets of Advent Europe, for initial consideration of $5.8 million and additional potential consideration of approximately $3.6 million, of which $1.8 million was earned during the second quarter of 2004 and recorded as additional goodwill. The $1.8 million will be paid during the third quarter of 2004. Over the last year, we have added significant customers in the European, Middle East and African regions and view this as an increasingly important market for us in the future. See Note 11, “Acquisitions” to the condensed consolidated financial statements for additional information regarding the acquisition. Going forward, we may consider acquiring additional businesses from time to time. We expect our expenditures for property and equipment in 2004 to remain relatively flat to down as compared to 2003.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2004 of $3.4 million reflected proceeds of $4.3 million from the issuance of common stock related to employee stock options and our employee stock purchase plan, offset by the repurchase of 48,000 shares of common stock for $0.9 million. Net cash used in financing activities for the six months ended June 30, 2003 of $9.9 million primarily reflected the repurchase of 1.0 million shares of our common stock for $14.3 million, partially offset by stock issued through employee stock purchase and stock option plans of $4.5 million.

Our liquidity, capital resources and results of operations in any period could be affected by the exercise of outstanding stock options and issuance of common stock under our employee stock purchase plan. The resulting increase in the number of outstanding shares could also affect, our per share results of operations. However, we cannot predict the timing or amount of proceeds from the exercise of these securities, or whether they will be exercised at all. Furthermore, we intend to continue our common stock repurchase activity under the share repurchase program approved by the Board of Directors and publicly announced in May 2004.

At June 30, 2004, we had $123.6 million in working capital. We currently have no significant capital commitments other than commitments under our operating leases, which declined from $46.2 million at December 31, 2003 to $41.9 million at June 30, 2004.

The following table summarizes our contractual cash obligations (in thousands):

	Six Months Ended December 31 2004	Year Ended December 31
		2005	2006	2007	2008	Thereafter	Total
Operating lease obligations	$4,370	$8,685	$8,143	$6,656	$6,252	$7,836	$41,942

At June 30, 2004 and December 31, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We expect that for the foreseeable future, our operating expenses will continue to constitute a significant use of our cash balances. In addition, we may use cash to fund acquisitions or invest in other businesses. Based upon our past performance and current expectations, we believe that our cash and cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, commitments and financing activities for at least the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements as of June 30, 2004 consist of obligations under operating leases. See Note 12, “Commitments and Contingencies” to the condensed consolidated financial statements and the Liquidity and Capital Resources section above for further discussion and a tabular presentation of our contractual obligations.

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

Our Operating Results May Fluctuate Significantly.

Licenses into multi-user networked environments have varied both in individual size and number, and the timing and size of individual license transactions are important factors in quarterly operating results. The sales and contracting cycles for these transactions are often lengthy and unpredictable. We may not be successful in closing large license transactions such as these on a timely basis or at all. Accordingly, because revenues from large licenses may vary as a portion of our net revenues, the timing of such licenses causes additional variability in our quarterly operating results. Software product backlog at the beginning of any quarter may not represent a material portion of that quarter’s revenues. Our backlog is primarily comprised of deferred revenues from our maintenance and term contracts, professional services not yet delivered, and certain software license orders that have not met all requirements for revenue recognition. It is our intent to increase the proportion of license revenue from term licenses, and as a result of selling to larger clients we may enter into more complex transactions which involve acceptance criteria. Therefore, more of our revenue may be required to be deferred. Our expense levels are based in significant part on our expectations of future revenues and therefore are relatively fixed in the short term. Due to the fixed nature of these expenses, combined with the relatively high gross margin historically achieved on our products, an unanticipated decline in net revenues in any particular quarter may adversely affect our operating results. We have often recognized a substantial portion of each quarter’s license revenues in the last month, weeks or even days of the quarter. As a result, the magnitude of quarterly fluctuations in revenue or earnings may not be evident until late in or after the close of a particular quarter and a disruption late in the quarter may have a disproportionately large negative impact on our quarterly results. These factors have impacted and may continue to impact our results.

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

Our Sales Cycle is Long and We Have Limited Ability to Forecast the Timing and Amount of Specific Sales.

The purchase of our software products often requires prospective customers to provide significant executive-level sponsorship and to make major systems architecture decisions. As a result, we must generally engage in a relatively lengthy sales and contracting effort. Sales transactions may therefore be delayed during the customer decision process because we must provide a significant level of education to prospective customers regarding the use and benefit of our products. This has been exacerbated by the adverse and uncertain economic conditions that have caused existing and potential clients to reduce or cancel expenditures and delay decisions related to acquisition of software and related services. While we have seen somewhat improved economic conditions in the past three quarters, customers are still very cautious about capital and information technology expenditures. As a result, the sales cycle associated with the purchase of our solutions is typically between two and twelve months depending upon the size of the client, and is subject to a number of significant risks over which we have little or no control, including customers’ budgeting constraints, internal selection procedures, and changes in customer personnel, among others. As a result of a lengthy and unpredictable sales cycle, we have limited ability to forecast the timing and amount of specific license sales. The timing of large individual license sales is especially difficult to forecast, and we may not be successful in closing large license transactions on a timely basis or at all. In addition, customers may postpone their purchases of our existing products or product enhancements in advance of the anticipated introduction of new products or product enhancements by us or our competitors. Because our expenses are relatively fixed in the near term, any shortfall from anticipated revenues could result in a significant variation in our operating results from quarter to quarter.

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

We Depend Heavily on Our Product, Axys.

Historically, we have derived a majority of our net revenues from the licensing of Axys, and related ancillary products and services. In addition, many of our other applications, such as Partner, Moxy, Qube and various data interfaces were designed to operate with Axys to provide an integrated solution. As a result, we believe that for the foreseeable future a majority of our net revenues will depend upon continued market acceptance of Axys, enhancements or upgrades to Axys and related products and services. As our clients include a range of organizations, including asset managers, investment advisors, brokerage firms, banks, family offices, hedge funds and others, the degree of continued market acceptance also will depend on the number of firms within each type of organization and the degree to which Axys previously penetrated those firms.

Uncertain Economic Conditions May Continue to Affect our Revenues.

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

We Face Intense Competition.

The market for investment management software is intensely competitive and highly fragmented, is subject to rapid change and is sensitive to new product introductions and marketing efforts by industry participants. Our largest single source of competition is from proprietary systems used by existing and potential clients, many of whom develop their own software for their particular needs and therefore may be reluctant to license software products offered by independent vendors like Advent. Other competitors include providers of software and related services as well as providers of outsourced services, and include some of the following vendors: Beauchamp, Charles River Development, CheckFree Corporation, divisions of SunGard, Eagle, a subsidiary of Mellon Financial Corporation, Eze Castle Software, Financial Models Company, Inc., Financial Interactive Data, Indata, Linedata, Macgregor Financial Technologies, Schwab Performance Technologies, SS&C Technologies, Inc., and the Portia division of Thomson Financial.

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

From 2001 through the middle of 2003, our strategy focused on growth through the acquisition of additional complementary businesses. During those years, we made five major acquisitions and also acquired all of the common stock of five of our European distributor’s subsidiaries. In addition, in May of 2004, we purchased our distributors in the United Kingdom and Switzerland.

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

Difficulties We May Encounter Managing Changes in the Size of Our Business Could Adversely Affect Our Operating Results.

Our business has experienced years of rapid growth through both internal expansion and acquisitions, followed by reduced revenues in 2002 and 2003, and significant downsizing during 2003. These changes have caused and may continue to cause a significant strain on our infrastructure, internal systems and managerial resources. Beginning in 2003, we took steps to better align our resources with our operating requirements in order to increase our efficiency. Through these steps, we reduced our headcount, closed selected offices and incurred charges for employee severance and excess facilities capacity. While we believe that these steps help us achieve greater operating efficiency, we have limited history with such measures and the results of these measures are less than predictable. Additional restructuring efforts may be required. To manage our business effectively, we must continue to improve our infrastructure, including operating and administrative systems and controls; and continue managing headcount, capital and processes in an efficient manner. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization. We believe workforce reductions, management changes and facility consolidation create anxiety and uncertainty and may adversely affect employee morale. These measures could adversely affect our employees that we wish to retain and may also adversely affect our ability to hire new personnel. They may also affect customers. In addition, our revenues may not grow in alignment with our headcount.

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

We Face Challenges in Expanding Our International Operations.

We market and sell our products in the United States and, to a lesser extent, internationally. In 1999, we entered into a distributor relationship with Advent Europe, an independent distributor of our products in selected European markets. In November 2001, we acquired the Norwegian, Swedish, and Danish companies of this independent distributor. In September 2002, we purchased their Greek subsidiary; in May 2003, we purchased their Dutch subsidiary; and in May 2004, we purchased their remaining subsidiaries in the United Kingdom and Switzerland and certain assets of Advent Europe. To further expand our international operations, we would need to establish additional locations, acquire other businesses or enter into additional distribution relationships in other parts of the world. Any further expansion of our existing international operations and entry into new international markets could require significant management attention and financial resources. We cannot be certain that establishing businesses in other countries will produce the desired levels of revenues. We currently have limited experience in developing localized versions of our products and marketing and distributing our products internationally. In addition, international operations are subject to other inherent risks, including:

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

Writing Off Investments Could Harm Our Results of Operations.

We have made investments in privately held companies, which we classify as other assets on our condensed consolidated balance sheets. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. Due to these and other factors, we have previously determined, and may in the future determine, that the value of these investments is impaired, which has caused and would cause us to write down the carrying value of these investments, such as the write downs of our investments of $2.0 million, $13.5 million and $2.0 million in 2003, 2002 and 2001, respectively. Furthermore, we cannot be sure that future investment, license, fixed asset or other asset write-downs will not happen, particularly if the downturn in the financial services industry and the decline in information technology spending continues. If future write-downs do occur, they could harm our business and results of operations.

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

Our Financial Results Could be Affected by Potential Changes in the Accounting Rules Governing the Recognition of Stock-based Compensation Expense.

We measure compensation expense for our employee stock compensation plans under the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” On March 31, 2004, the FASB issued an Exposure Draft of a proposed new Statement of Financial Accounting Standard (“Statement”) entitled “Share-Based Payments”, which proposes a requirement to use a fair-value based method similar to the fair-value method prescribed in FASB Statement No. 123, “Accounting for Stock-Based Compensation.” The FASB is currently receiving comments on this proposed Statement and has proposed the adoption of a final Statement effective for fiscal years beginning after December 15, 2004. There is ongoing debate as to whether stock option and employee stock purchase plan shares should be treated as compensation, and if so, how to value such compensation charges. The ultimate requirements of any new accounting standard are uncertain. However, if we are required to record an expense for our stock-based compensation plans using a fair-value method, we could have significant accounting charges. For example, for the three and six months ended June 30, 2004, had we accounted for stock-based compensation plans using the fair-value method prescribed in FASB Statement No. 123, our net loss would have increased by $2.5 million and $5.2 million respectively.

Security Risks May Harm Our Business.

A significant barrier to commerce and communications over public networks is the secure transmission of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. In addition, computer viruses or software programs that disable or impair computers could be introduced into our systems or those of our customers or other third parties, which could disrupt or make our systems inaccessible to customers. Our security measures may be inadequate to prevent security breaches, which could harm our business, exposing us to a risk of loss, litigation and other possible liabilities, as well as possibly requiring us expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by such breaches.

Our Internal Control Over Financial Reporting May Not Be Considered Effective Which Could Result in a Loss of Investor Confidence in Our Financial Reports, and in Turn Have an Adverse Effect on Our Stock Price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2004, we will be required to furnish a report which we have not been previously required to furnish, a report by our management on our internal control over financial reporting. Such report will contain, among other matters, our assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report will also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls. This report requires management to make subjective judgments and, particularly because it is newly required, some of the judgments will be in areas that may be open to interpretation and therefore the report may be uniquely difficult to prepare and our auditors may not agree with our assessments.

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. While we believe our internal controls are operating effectively, we continue to enhance our internal control over financial reporting by adding additional resources in key functional areas and bringing all of our operations up to the level of documentation, segregation of duties, and systems security necessary, as well as transactional control procedures required, under the COSO standard (and interpretations thereof) for internal control.

If our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of the internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on our stock price.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Historically, much of our revenues and capital spending was transacted in U.S. dollars. However, since the acquisitions of Advent Denmark, Advent Norway, Advent Sweden, Advent Hellas, Advent Netherlands, and Advent Europe’s remaining distributors in the United Kingdom and Switzerland, whose revenues, with the exception of Geneva transactions and capital spending, are transacted in local country currencies, we have greater exposure to foreign currency fluctuations. The results of operations from these territories are not material to our operating results; therefore, we believe that foreign currency exchange rates should not materially adversely affect our consolidated financial position, results of operations or cash flows.

Our interest rate risk relates primarily to our investment portfolio, which consisted of $100.9 million in cash equivalents and $57.1 million in marketable securities as of June 30, 2004. An immediate sharp increase in interest rates could have a material adverse effect on the fair value of our investment portfolio. Conversely, immediate sharp declines in interest rates could seriously harm interest earnings of our investment portfolio. We do not currently use derivative financial instruments in our investment portfolio, nor hedge for these interest rate exposures.

By policy, we limit our exposure to longer-term investments, and a majority of our investment portfolio at June 30, 2004 and December 31, 2003 had maturities of less than one year. As a result of the relatively short duration of our portfolio, an immediate hypothetical parallel shift to the yield curve of plus 25 basis points (BPS), 50 BPS and 100 BPS would result in a reduction of 0.11%, 0.22% and 0.44%, respectively, in the market value of our investment portfolio as of June 30, 2004.

We have also invested in several privately-held companies, most of which can still be considered in the start-up or development stages. These non-marketable investments are classified as other assets on our condensed consolidated balance sheets. Our investments in privately-held companies could be affected by an adverse movement in the financial markets for publicly-traded equity securities, although the impact cannot be directly quantified. These investments are inherently risky as the market for the technologies or products these privately-held companies have under development are typically in the early stages and may never materialize. The value of these investments is also influenced by factors including the operating effectiveness of these companies, the overall health of the companies’ industries and the strength of the private equity markets. We could lose our entire investment in these companies. At June 30, 2004 our net investments in privately-held companies totaled $8.3 million.

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

Changes in internal controls over financial reporting.

In July 2004, we reviewed our stock repurchases in 2001, 2002 and 2003 and determined that our allocation of the entire cash paid in excess of par value for these repurchases to additional paid-in capital was not the correct accounting treatment. The correct accounting treatment is to calculate the average additional paid-in capital per outstanding share at the beginning of each period in which stock was repurchased, and then allocate the difference between the repurchase price per share and the sum of the par value and average additional paid-in capital per share as a reduction to retained earnings. We have restated our financial statements for these periods to reflect the proper allocation, resulting in additional paid-in capital increasing by a cumulative amount of approximately $41 million and retained earnings decreasing by the same amount. See Note 13 to our consolidated financial statements included in our Form 10-K/A for fiscal year 2003 filed on July 30, 2004. Advent’s income statement, cash and cash equivalents, total stockholders’ equity and shares of common stock outstanding are unaffected by these adjustments for all periods. We have determined that, under Auditing Standard No. 2 and the prior relevant professional auditing standards, this deficiency constituted a “significant deficiency,” but not a “material weakness” in our internal controls over financial reporting. We have advised our independent auditors, who concur with our determination, and our audit committee of this “significant deficiency” in our internal controls over financial reporting. We believe that we have addressed this deficiency by establishing additional controls to review equity transactions.

Accordingly, there was no change in Advent’s internal controls over financial reporting which was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the three and six month periods ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, Advent’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time Advent is involved in litigation incidental to the conduct of our business. Advent is not party to any lawsuit or proceeding that, in Advent’s opinion, is likely to seriously harm the Company’s business.

Item 2. Changes in Securities and Use of Proceeds

During 2001 and 2002, the Board of Directors approved a plan to repurchase up to 4.0 million shares of Advent’s common stock in the open market. As of June 30, 2004, Advent has repurchased and retired 3.8 million shares for a total cost of $78.8 million under this repurchase plan. None of these shares were repurchased during the three months ended June 30, 2004. Advent does not intend to make further purchases under this stock repurchase program.

In May 2004, the Board of Directors approved a plan to repurchase up to an additional 1.2 million shares of Advent’s common stock in the open market. The following table provides a month-to-month summary of the repurchase activity under the May 2004 stock repurchase program during the three months ended June 30, 2004:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Our Share Repurchase Programs (1)
	(shares in thousands)
April 2004	—	$—	—	215
May 2004	—	—	—	1,415
June 2004	48	17.88	48	1,367

Total	48	$17.88	48	1,367

(1)	Includes 215,000 shares repurchasable under the suspended 2001 and 2002 program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders (the “Annual Meeting”) of Advent Software, Inc. was held at the principal office of the Company at 301 Brannan Street, 6th Floor, San Francisco, California 94107 on May 12, 2004. Stockholders of record at the close of business on March 17, 2004 (the “Record Date”) were entitled to notice of and to vote at the meeting. As of the Record Date, 33,107,797 shares of the Company’s common stock were issued and outstanding, and a quorum of 30,631,703 shares of common stock were represented in person or by proxy at the Annual Meeting.

At the Annual Meeting, four items were voted upon:

1. To elect six directors to serve for the ensuing year and until their successors are duly elected and qualified.

	Number of Shares
	Voted For	Withheld
John H. Scully	29,281,668	1,350,035
Stephanie G. DiMarco	29,729,779	901,924
Terry H. Carlitz	28,616,161	2,015,542
James P. Roemer	29,704,337	927,366
Wendell G. Van Auken	29,079,229	1,552,474
William F. Zuendt	29,075,987	1,555,716

2. To approve the 2004 Director Option Plan and reserve 600,000 shares of Company common stock for issuance thereunder.

	Number of Shares
	For	Against	Abstained	Broker Non-Votes

2004 Director Option Plan*	11,983,020	15,462,811	15,949	3,169,923

3.	To approve the amended and restated 2002 Stock Plan.

	Number of Shares
	For	Against	Abstained	Broker Non-Votes
Amended and restated 2002 Stock Plan*	12,125,133	15,316,539	20,108	3,169,923

4.	To ratify the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the year ending December 31, 2004.

	Number of Shares
	For	Against	Abstained	Broker Non-Votes
Ratification of appointment of PricewaterhouseCoopers LLP	30,037,972	581,861	11,870	—

*	These resolutions did not get the requisite shareholder approval. Pursuant to the Delaware General Corporation Law, the affirmative vote of the holders of a majority of the shares entitled to vote at the Annual Meeting is required.

Item 5. Other Information

None.

Item 6. Exhibits and Reports On Form 8-K

(a)	Exhibits:

3.1	Amended and Restated Bylaws of the Company

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b)          Reports on Form 8-K:

The Company filed the following report on Form 8-K during the three months ended June 30, 2004:

     On April 22, 2004, Advent furnished a Current Report on Form 8-K to the SEC including the Company’s press release announcing the results of operations for its fiscal quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVENT SOFTWARE, INC.

Dated: August 9, 2004	By:	/s/ Graham V. Smith
Graham V. Smith Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)