Form 10-Q
period 2004-09-30
ADVENT SOFTWARE INC /DE/
filed 2004-11-09
CIK 1002225

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

The number of shares of the registrant’s Common Stock outstanding as of October 29, 2004 was 32,603,282.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30 2004	December 31 2003
ASSETS
Current assets:
Cash and cash equivalents	$67,768	$83,334
Marketable securities	90,237	76,738
Accounts receivable, net	28,701	17,448
Prepaid expenses and other	10,129	11,526
Income taxes receivable	—	1,639

Total current assets	196,835	190,685
Property and equipment, net	19,288	23,381
Goodwill	94,687	86,504
Other intangibles, net	18,937	30,495
Other assets, net	13,696	15,438

Total assets	$343,443	$346,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,377	$1,320
Accrued liabilities	20,269	17,245
Deferred revenues	51,487	36,123
Income taxes payable	8,748	8,206

Total current liabilities	82,881	62,894
Deferred income taxes	3,125	2,812
Other long-term liabilities	1,940	2,338

Total liabilities	87,946	68,044

Stockholders’ equity:
Common stock	325	329
Additional paid-in capital	337,077	340,394
Accumulated deficit	(89,987)	(71,093)
Accumulated other comprehensive income	8,082	8,829

Total stockholders’ equity	255,497	278,459

Total liabilities and stockholders’ equity	$343,443	$346,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net revenues:
License and development fees	$8,798	$7,119	$25,525	$20,331
Maintenance and other recurring	24,167	21,847	70,367	64,141
Professional services and other	5,651	5,518	16,563	15,814

Total net revenues	38,616	34,484	112,455	100,286

Cost of revenues:
License and development fees	598	669	1,618	1,926
Maintenance and other recurring	6,754	7,087	20,954	22,128
Professional services and other	5,034	4,429	14,807	12,976
Amortization and impairment of developed technology	2,379	2,324	5,071	5,195

Total cost of revenues	14,765	14,509	42,450	42,225

Gross margin	23,851	19,975	70,005	58,061

Operating expenses:
Sales and marketing	9,705	11,403	27,774	34,121
Product development	7,967	8,006	24,320	27,065
General and administrative	6,365	6,860	18,553	18,774
Amortization and impairment of other intangibles	4,414	1,964	8,498	5,855
Restructuring charges (benefit)	(1)	394	4,996	6,554

Total operating expenses	28,450	28,627	84,141	92,369

Loss from operations	(4,599)	(8,652)	(14,136)	(34,308)
Interest income and other expense, net	641	520	625	689

Loss before income taxes	(3,958)	(8,132)	(13,511)	(33,619)
Provision for (benefit from) income taxes	1,211	(2,683)	1,190	(11,094)

Net loss	$(5,169)	$(5,449)	$(14,701)	$(22,525)

Basic and diluted net loss per share	$(0.16)	$(0.17)	$(0.44)	$(0.70)

Weighted average shares used to compute basic and diluted net loss per share	32,894	32,571	33,046	32,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30
	2004	2003
Cash flows from operating activities:		.
Net loss	$(14,701)	$(22,525)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash stock based compensation	21	299
Depreciation and amortization	16,717	16,746
Non-cash restructuring charges	—	502
Impairment of intangible assets	3,370	887
Loss on dispositions of fixed assets	388	—
Reduction of doubtful accounts	(89)	(502)
Other than temporary loss on investments	—	1,998
(Gain) loss on investments	298	(8)
Deferred income taxes	(26)	(9,398)
Other	(335)	54
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	5,680	3,941
Prepaid and other assets	4,366	3,713
Income taxes receivable	1,639	4,650
Accounts payable	(52)	(1,879)
Accrued liabilities	1,219	(281)
Deferred revenues	(847)	163
Income taxes payable	541	1,462

Net cash provided by (used in) operating activities	18,189	(178)

Cash flows from investing activities:
Net cash used in acquisitions	(8,513)	(9,877)
Purchases of property and equipment	(2,723)	(5,595)
Purchases of marketable securities	(108,253)	(134,944)
Sales and maturities of marketable securities	93,290	153,022

Net cash provided by (used in) investing activities	(26,199)	2,606

Cash flows from financing activities:
Proceeds from issuance of common stock	4,372	8,126
Repurchase of common stock	(11,899)	(14,308)
Repayment of capital leases	—	(143)

Net cash used in financing activities	(7,527)	(6,325)

Effect of exchange rate changes on cash and cash equivalents	(29)	557

Net change in cash and cash equivalents	(15,566)	(3,340)
Cash and cash equivalents at beginning of period	83,334	78,906

Cash and cash equivalents at end of period	$67,768	$75,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The condensed consolidated financial statements include the accounts of Advent Software, Inc. (“Advent” or the “Company”) and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Advent has prepared these condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in these interim statements pursuant to such SEC rules and regulations. These interim financial statements should be read in conjunction with the audited financial statements and related notes included in Advent’s 2003 Annual Report on Form 10-K, as amended on Form 10-K/A filed with the SEC. Interim results are not necessarily indicative of the results to be expected for the full year, and no representation is made thereto.

These condensed consolidated financial statements include all adjustments necessary to present fairly the financial position and results of operations for each interim period shown. All such adjustments occur in the ordinary course of business and are of a normal, recurring nature. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications do not affect net revenues, net loss or stockholders’ equity. See “Reclassifications” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

Note 2—Recent Accounting Pronouncements

In June 2004, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force Issue No. 02-14 (“EITF 02-14”), “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. Advent does not expect the adoption of EITF 02-14 to have a material impact on its condensed consolidated financial position, results of operations or cash flows.

In March 2004, the FASB issued EITF issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, as amended, which provides new guidance assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. Advent will evaluate the impact of EITF 03-1 once final guidance is issued.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, which was amended by FIN 46R in December 2003 (collectively “FIN 46”). FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes in which either (a) the equity investors in the entity do not have the characteristics of a controlling financial interest or (b) the equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both (primary beneficiary).

Advent adopted the provisions of FIN 46 in the first quarter of 2004. In conjunction with the adoption of FIN 46, it was determined that Advent’s independent European distributor, Advent Europe Holding BV (“Advent Europe”) was a variable interest entity, but that Advent was not the primary beneficiary. In accordance with FIN 46, Advent was not required to consolidate this distributor. Advent established a relationship with Advent Europe in 1998. Advent Europe and its subsidiaries have had the exclusive right to sell Advent’s software products, excluding Geneva, in certain locations in Europe and the Middle East. From 2001 through 2003, Advent purchased five of Advent Europe’s subsidiaries. As discussed in Note 11, “Acquisitions”, Advent purchased on May 3, 2004 the remaining independent distributor businesses of Advent Europe in the United Kingdom and Switzerland, as well as certain assets of Advent Europe, for consideration of $6.0 million and additional potential consideration of approximately $3.6 million, of which $1.8 million was earned during the second quarter of 2004 and recorded as additional goodwill. Advent currently has no other exposure to loss as a result of involvement with Advent Europe.

Note 3—Stock-Based Compensation

Advent uses the intrinsic value-based method as prescribed in the Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) to account for all stock-based employee compensation plans and has adopted the disclosure-only alternative of SFAS No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. Advent is required to disclose the pro forma effects on operating results as if Advent had elected to use the fair value approach to account for all stock-based employee compensation plans. Stock-based compensation for non-employees is based on the fair value of the related stock or options.

If compensation had been determined based on the fair value at the grant date for awards in the three and nine months ended September 30, 2004 and 2003, consistent with the provisions of SFAS No. 123, net loss and net loss per share would have been as follows (in thousands, except per-share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net loss - as reported	$(5,169)	$(5,449)	$(14,701)	$(22,525)
Stock-based employee compensation expense included in reported net loss, net of tax (1)	3	85	21	260
Total stock based employee compensation expense determined under fair value based method for all options, net of tax (1)	(2,247)	(1,731)	(7,307)	(5,683)

Net loss - pro forma	$(7,413)	$(7,095)	$(21,987)	$(27,948)

Net loss per share:
Basic and diluted - as reported	$(0.16)	$(0.17)	$(0.44)	$(0.70)

Basic and diluted - pro forma	$(0.23)	$(0.22)	$(0.67)	$(0.86)

(1)	Assumes an effective tax rate of 0% for the three and nine months ended September 30, 2004 due to the full valuation allowance established against the Company’s deferred tax assets during the fourth quarter of 2003 and a rate of 33% for the three and nine months ended September 30, 2003, respectively.

The weighted-average grant-date fair value of options granted was $9.33 per option for the three months ended September 30, 2003, and $10.79 and $10.38 per option for the nine months ended September 30, 2004 and 2003, respectively. The Company did not grant options during the three months ended September 30, 2004. The weighted-average fair values of the Employee Stock Purchase Plan (“ESPP”) rights were $4.47 per share for the three and nine months ended September 30, 2004 and $4.35 per share for the three and nine months ended September 30, 2003.

The fair value of each option grant and ESPP rights were estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Stock Options
Risk-free interest rate	*	3.0%	2.9%	2.6%
Volatility	*	69.8%	67.0%	71.7%
Expected life	*	5 years	5 years	5 years
Expected dividends	*	None	None	None

Employee Stock Purchase Plan **
Risk-free interest rate	*	*	1.4%	1.1%
Volatility	*	*	35.8%	74.5%
Expected life	*	*	6 months	6 months
Expected dividends	*	*	None	None

*	There were no stock option grants or employee stock purchase plan rights during these respective periods.
**	The ESPP periods begin every six months in the second and fourth quarter of each year.

In the second quarter of 2003, in connection with the Company’s voluntary stock option exchange program initiated in the fourth quarter of 2002, Advent granted options to purchase 1,770,786 shares of common stock to employees at an exercise price equal to the fair market value of the stock on the date of grant, which was $18.88 per share.

Note 4—Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method. Due to Advent’s net losses in the periods presented, options to purchase 5.5 million and 5.4 million common shares as of September 30, 2004 and 2003, respectively, were excluded from the computation of diluted net loss per share, as the effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per-share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net loss	$(5,169)	$(5,449)	$(14,701)	$(22,525)

Weighted average shares used to compute basic and diluted net loss per share	32,894	32,571	33,046	32,360

Basic and diluted net loss per share	$(0.16)	$(0.17)	$(0.44)	$(0.70)

Note 5—Goodwill

The changes in the carrying value of goodwill during the nine months ended September 30, 2004 were as follows (in thousands):

Goodwill
Balance at December 31, 2003	$86,504
Additions	8,734
Translation adjustments	(551)

Balance at September 30, 2004	$94,687

Additions to goodwill during the nine months ended September 30, 2004 consisted of $2,895,000 for the achievement of certain earn-out provisions of the Advent Outsource Data Management acquisition agreement, consideration of $261,000 paid to the former shareholders of Techfi Corporation which had been held in escrow for protection against undisclosed liabilities and $5,578,000 for the acquisition of Advent United Kingdom and Advent Switzerland.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” Advent reviews goodwill for impairment annually during the fourth quarter of the fiscal year and more frequently if an event or circumstance indicates that an impairment loss has occurred. During the fourth quarter of 2003, Advent completed the annual impairment test which indicated that there was no impairment. There were no events or changes in circumstances during the nine months ended September 30, 2004 which triggered an impairment review.

Note 6—Other Intangibles

The following is a summary of other intangibles as of September 30, 2004 (in thousands):

	Average Amortization Period (Years)	Other Intangibles, Gross	Accumulated Amortization	Other Intangibles, Net
Purchased technologies	4.3	$19,238	$(14,842)	$4,396
Customer relationships	4.9	32,451	(18,185)	14,266
Other intangibles	2.8	907	(632)	275

Balance at September 30, 2004		$52,596	$(33,659)	$18,937

The following is a summary of other intangibles as of December 31, 2003 (in thousands):

	Average Amortization Period (Years)	Other Intangibles, Gross	Accumulated Amortization	Other Intangibles, Net
Purchased technologies	4.2	$19,784	$(11,024)	$8,760
Customer relationships	4.9	31,444	(12,840)	18,604
Other intangibles	5.0	6,405	(3,274)	3,131

Balance at December 31, 2003		$57,633	$(27,138)	$30,495

The changes in the carrying value of other intangibles during the nine months ended September 30, 2004 were as follows (in thousands):

	Other Intangibles, Gross	Accumulated Amortization	Other Intangibles, Net
Balance at December 31, 2003	$57,633	$(27,138)	$30,495
Additions	2,181	—	2,181
Amortization	—	(10,199)	(10,199)
Impairment	(6,978)	3,608	(3,370)
Translation adjustments	(240)	70	(170)

Balance at September 30, 2004	$52,596	$(33,659)	$18,937

Amortization of developed technology totaled $1.4 million for the three months ended September 30, 2004 and 2003, and $4.0 million and $4.3 million for the nine months ended September 30, 2004 and 2003, respectively. Amortization of non-technology related intangibles totaled $2.0 million for the three months ended September 30, 2004 and 2003, respectively, and $6.2 million and $5.9 million for the nine months ended September 30, 2004 and 2003, respectively.

In the third quarter of 2004, Advent recorded a non-cash impairment charge of $3.4 million to write off the carrying value of intangible assets related to the Techfi product line. Of this amount, $1.0 million was included in amortization and impairment of developed technology within cost of revenues as it relates to existing and core technology and the remaining

$2.4 million was included in operating expenses. In September 2004, the Company decided to discontinue certain products within the Techfi product line, which was acquired in July 2002, as demand for the Techfi product line has been significantly lower than expected. As a result, the Company began a review of the recoverability of its Techfi-related intangible assets. Recoverability was measured by a comparison of the assets’ carrying amount to their expected future undiscounted net cash flows. The Company determined that these intangible assets had no remaining value and wrote off the remaining carrying value in the third quarter of 2004.

In the third quarter of 2003, Advent recorded a non-cash impairment charge of $890,000, included in cost of revenues, to write off intangible assets acquired as part of the acquisition of ManagerLink in November 2001. When Advent acquired Kinexus in February of 2002, some redundancy existed between the technology acquired from ManagerLink and the technology acquired from Kinexus. The Company transitioned business operations off the ManagerLink platform and abandoned the technology as of September 30, 2003. As a result, the remaining net book value of the ManagerLink intangible assets was written off.

Based on the carrying amount of other intangibles as of September 30, 2004, the estimated future amortization is as follows (in thousands):

	Three Months Ended December 31 2004	Year Ended December 31				Thereafter	Total
		2005	2006	2007	2008
Estimated future amortization of developed technology intangibles	$1,149	$2,689	$480	$78	$—	$—	$4,396
Estimated future amortization of non-technology related intangibles	1,915	4,742	4,146	2,124	1,173	441	14,541

	$3,064	$7,431	$4,626	$2,202	$1,173	$441	$18,937

Note 7—Balance Sheet Detail

Effective April 1, 2004, Advent changed its methodology for recording accounts receivable and deferred revenues. In prior periods, Advent netted down amounts in deferred revenues that were still outstanding as a receivable. Beginning on April 1, 2004, accounts receivable and deferred revenues (except for future maintenance and contract deliverables not yet earned) are presented gross instead of net, as no offset entry is made. This has the effect of increasing accounts receivable and deferred revenues by equal amounts. There is no impact on the condensed consolidated statements of operations.

Supplemental comparative disclosures, as if the change had been retroactively applied, are presented below (in thousands):

December 31 2003
Accounts receivable, net	$32,752

Deferred revenues	$51,427

The following is a summary of other assets, net (in thousands):

	September 30 2004	December 31 2003
Long-term investments	$8,616	$8,903
Long-term prepaids	3,684	5,096
Other	1,396	1,439

Total other assets, net	$13,696	$15,438

Long-term investments include equity investments in several privately held companies, most of which can still be considered in the start-up or development stages. In 2002, Advent acquired approximately 16% of the outstanding voting stock of LatentZero Limited (“LatentZero”), a privately-held company located in the United Kingdom, for $7.0 million. This investment is accounted for under the equity method of accounting as Advent’s Chief Executive Officer is a member of LatentZero’s board of directors.

During the three and nine months ended September 30, 2003, Advent recorded write-downs of $266,000 and $2.0 million, respectively, on various long-term equity investments, as a result of other-than-temporary declines in the estimated fair value of such investments. No write-downs were recorded during the three and nine months ended September 30, 2004. Advent recorded income of $322,000 and a loss of $284,000 in the three and nine months ended September 30, 2004, respectively, and losses of $88,000 and $115,000 during the three and nine months ended September 30, 2003, respectively, as a result of Advent’s pro rata share of net income or losses on its equity method investment. These amounts are included in interest income and other expense, net on Advent’s condensed consolidated statements of operations.

The following is a summary of accrued liabilities (in thousands):

	September 30 2004	December 31 2003
Salaries and benefits payable	$5,934	$7,479
Accrued restructuring	5,980	2,345
Other	8,355	7,421

Total accrued liabilities	$20,269	$17,245

Accrued restructuring charges are discussed further in Note 9, “Restructuring Charges”. Other accrued liabilities include accruals for royalties, sales and business taxes, acquisition related costs, and other miscellaneous items.

The following is a summary of other long-term liabilities (in thousands):

	September 30 2004	December 31 2003
Deferred rent	$1,707	$2,156
Other	233	182

Total other long-term liabilities	$1,940	$2,338

Note 8—Comprehensive Income (Loss)

The components of comprehensive loss were as follows for the periods presented (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net loss	$(5,169)	$(5,449)	$(14,701)	$(22,525)
Unrealized gain (loss) on marketable securities, net of tax	407	(158)	(149)	(64)
Foreign currency translation adjustment	778	755	(598)	3,054

Comprehensive loss	$(3,984)	$(4,852)	$(15,448)	$(19,535)

The components of accumulated other comprehensive income were as follows (in thousands):

	September 30 2004	December 31 2003
Accumulated net unrealized loss on marketable securities, net of tax	$(216)	$(67)
Accumulated foreign currency translation adjustments	8,298	8,896

Accumulated other comprehensive income	$8,082	$8,829

Note 9—Restructuring Charges

In response to the downturn in the financial services industry, the decline in information technology spending and duplicative efforts in parts of the business as a result of various acquisitions, Advent implemented several phases of restructuring beginning in 2003. These plans were implemented to reduce costs and improve operating efficiencies by better aligning Advent’s resources to the Company’s near term revenue opportunities.

The restructuring charges (benefit) recorded for the three and nine months ended September 30, 2004 and 2003 were as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Facility exit costs	$(1)	$44	$4,864	$2,144
Severance and benefits	—	350	132	4,000
Property and equipment abandoned	—	—	—	410

Total	$(1)	$394	$4,996	$6,554

During the nine months ended September 30, 2004, Advent recorded total restructuring charges of $5.0 million consisting of a benefit of $43,000 recorded in the first quarter of fiscal 2004 and a charge of approximately $5.0 million recorded in the second quarter of fiscal 2004. The benefit of $43,000 incurred in the first quarter of fiscal 2004 consisted of a $163,000 adjustment related to entering into a final sub-lease agreement on one of the vacated facilities in New York, New York and a $16,000 adjustment to non-cash severance. These adjustments were partially offset by a restructuring charge of $136,000 related to the termination of nine employees, located primarily in New York. The $5.0 million charge incurred in the second quarter of fiscal 2004 consisted of $4.9 million related to vacating a facility in San Francisco, California, $72,000 related to vacating a portion of a facility in Cambridge, Massachusetts and a $12,000 adjustment related to severance for terminated employees in the first quarter.

During the nine months ended September 30, 2003, Advent recorded total restructuring charges of $6.6 million consisting of charges of $3.5 million, $2.7 million and $0.4 million incurred in the first, second and third quarters, respectively, of fiscal 2003. The charge incurred in the first quarter of fiscal 2003 of $3.5 million consisted of $2.1 million related to closing and consolidating excess office space, primarily in New York and Australia, $979,000 related to the termination of 39 employees in the following functions: customer service (6 employees), general and administrative (4), sales and marketing (10), product development (15) and professional services (4) located primarily in New York and Australia and $410,000 relating to the abandonment and write-off of certain equipment, furniture and leasehold improvements. The charge incurred in the second quarter of fiscal 2003 of $2.7 million consisted primarily of severance and benefits related to the termination of approximately 75 employees in the following functions: customer service (13), general and administrative (10), sales and marketing (17), product development (20) and professional services (15). The charge incurred in the third quarter of fiscal 2003 of $394,000 consisted of $350,000 of severance and benefits related to the termination of 10 employees in the following functions: customer service (2), general and administrative (1), sales and marketing (5), product development (1) and professional services (1), and $44,000 related to consolidation of office space.

The following table sets forth an analysis of the components of the restructuring charges and the payments and non-cash charges made against the accrual during the nine months ended September 30, 2004 (in thousands):

	Facility Exit Costs	Severance and Benefits	Total
Balance of restructuring accrual at December 31, 2003	$2,181	$164	$2,345
Restructuring charges	5,027	136	5,163
Reversal of deferred rent related to facilities exited	272	—	272
Cash payments	(1,444)	(189)	(1,633)
Adjustment of prior restructuring costs	(163)	(4)	(167)

Balance of restructuring accrual at September 30, 2004	$5,873	$107	$5,980

As of September 30, 2004, the remaining excess facility costs are stated at estimated fair value, net of estimated sublease income of approximately $6.4 million. Advent expects to pay remaining obligations in connection with vacated facilities no later than over the remaining lease terms, which expire on various dates through 2012. Advent expects to pay the remaining severance and benefits in 2004.

As of September 30, 2004, cumulative restructuring charges incurred since inception of Advent’s restructuring program in 2003 were $14.1 million which consisted of $8.1 million, $5.1 million and $0.9 million relating to facility exit costs, severance and benefits, and property and equipment abandoned, respectively.

Note 10—Common Stock Repurchase Programs

Advent’s Board of Directors (the “Board”) has approved common stock repurchase programs authorizing management to repurchase shares of the Company’s common stock in the open market. The timing and actual number of shares subject to repurchase are at the discretion of Advent’s management and are contingent on a number of factors, including the price of Advent’s stock, general market conditions and alternative investment opportunities. The purchases are funded from available working capital.

During 2001 and 2002, the Board authorized the repurchase of up to 4.0 million shares of outstanding common stock. Through May 2004 when this program was terminated, Advent had repurchased and retired 3.8 million shares of common stock since inception of this stock repurchase program at a total cost of $78.8 million.

In May 2004, the Board authorized the repurchase of an additional 1.2 million shares of outstanding common stock. In September 2004, the Board authorized an extension of this stock repurchase program to cover the repurchase of an additional 800,000 shares of outstanding common stock. During the nine months ended September 30, 2004, 744,000 shares of common stock were repurchased under this program at a cost of $11.9 million.

Note 11—Acquisitions

On May 3, 2004, Advent acquired the remaining independent distributor businesses from its independent European distributor, Advent Europe, in the United Kingdom and Switzerland, as well as certain assets of Advent Europe. Advent made these acquisitions in order to gain direct control over all of its European operations, which it views as an increasingly important market. The consideration of $6.0 million consisted of $5.7 million in cash, $242,000 of assumed liabilities and $83,000 of closing costs. A total of $5.5 million of the cash consideration was paid at closing and the remaining $0.2 million was retained by the Company for possible breach of general representations and warranties. The Company will pay this amount to Advent Europe approximately one year after the closing date in the event no such breach of general representations or warranties exists. In addition, there is a potential earn-out distribution to the selling stockholders of approximately $3.6 million through December 31, 2004 under a formula based on revenue bookings. During the second quarter of 2004, approximately $1.8 million of the contingent consideration was earned and recorded as additional goodwill. This amount was paid to Advent Europe in the third quarter of 2004. During the third quarter of 2004, no contingent consideration was earned.

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

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of the periods presented. This does not purport to be indicative of the results that would have been achieved had the acquisition been made as of those dates nor of the results which may occur in the future (in thousands, except per-share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net revenues	$38,616	$34,960	$113,586	$101,640
Net loss	$(5,169)	$(3,859)	$(15,633)	$(21,841)
Net loss per share-basic and diluted	$(0.16)	$(0.12)	$(0.47)	$(0.67)

The allocation of the purchase price for Advent United Kingdom, Advent Switzerland and certain assets of Advent Europe was as follows (in thousands, except estimated remaining useful life):

	Estimated Remaining Useful Life (Years)	Purchase Price Allocation
Goodwill		$5,578
Customer relationships	4	326
Sub-licensing agreements	4	913
Employment agreements	3	232
Developed technology	3	710
Tangible assets		2,754
Current liabilities		(2,387)
Deferred tax liabilities		(337)

Total purchase price		$7,789

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

Note 12—Commitments and Contingencies

Advent leases office space and equipment under non-cancelable operating lease agreements, which expire at various dates through May 2012. As of September 30, 2004, Advent’s remaining operating lease commitments through 2012 were approximately $40 million. As of September 30, 2004, future minimum rental income to be received under non-cancelable sub-leases totaled $6.4 million.

Advent has contingent liabilities related to acquisitions of the remaining independent distributor businesses of Advent Europe in the United Kingdom and Switzerland, and Advent Outsource Data Management in the form of potential earn-out distributions. These earn-outs will be recorded as additional goodwill, if earned.

Under the terms of the purchase agreement with Advent Europe, an earn-out distribution of $3.6 million is due upon achievement of certain revenue goals in 2004. As of September 30, 2004, $1.8 million has been earned and recorded as additional goodwill and was paid in the third quarter of fiscal 2004. Additional amounts, if earned, will be paid in the first quarter of 2005.

Under the terms of the purchase agreement of Advent Outsource Data Management, there is an earn-out provision of up to $5.0 million under a formula based on revenue results through December 31, 2004. Through September 30, 2004, $2.9 million has been earned and recorded as additional goodwill under this provision, of which approximately $1.8 million was paid as of September 30, 2004 and the remaining $1.1 million will be paid in the fourth quarter of 2004. Additional consideration, if earned under this earn-out provision, will be paid in the first quarter of 2005.

From time to time, Advent is subject to various other legal proceedings, claims and litigation arising in the ordinary course of business. The ultimate costs to resolve these matters are not expected to have a material adverse effect on the condensed consolidated financial position, results of operations, or cash flows.

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

Geographical information as of and for the periods presented is as follows (in thousands):

	September 30 2004	December 31 2003
Long-lived assets (1):
United States	$23,918	$29,635
Foreign	449	282

Total	$24,367	$29,917

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Geographic net sales (2):
United States	$34,589	$32,952	$102,796	$95,524
Foreign	4,027	1,532	9,659	4,762

Total	$38,616	$34,484	$112,455	$100,286

(1)	Long-lived assets exclude intangible assets, financial instruments and deferred tax assets.
(2)	Geographic net sales are based on the location to which the product is shipped.
.

No one customer accounted for more than 10% of net revenues for the three and nine months ended September 30, 2004 and 2003.

Note 14—Related Party Transactions

Stephanie DiMarco, Chief Executive Officer of the Company, is a director of LatentZero. When purchasing certain Advent products, customers have the option to purchase LatentZero products to provide additional functionality. Based on sales of the LatentZero products by the Company, Advent pays a royalty fee to LatentZero. Advent has made royalty payments to LatentZero of $0 and $324,000 during the three and nine months ended September 30, 2004, respectively, and $68,000 and $156,000 during the three and nine months ended September 30, 2003, respectively. The Company owed amounts to LatentZero totaling $200,000 and $270,000 as of September 30, 2004 and December 31, 2003, respectively.

During fiscal 2004, Advent entered into a sub-lease agreement with LatentZero on one of Advent’s facilities in New York, New York. Sub-lease income from LatentZero was $55,000 for the nine months ended September 30, 2004. Accounts receivable from LatentZero was $23,000 as of September 30, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended, including, but not limited to statements referencing our expectations relating to future revenues and expenses. Forward-looking statements can be identified by the use of terminology such as “may”, “will”, “should”, “expect”, “plan” “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or other similar terms and the negative of such terms and include statements about our products and expected financial performance. Such forward-looking statements are based on our current plans and expectations and involve known and unknown risks and uncertainties which may cause our actual results or performance to be materially different from any results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the “Risk Factors” set forth below as well as other risks identified from time to time in other SEC reports. You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results, levels of activity or performance and represent our expectations only as of the date they are made.

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

During the third quarter of 2004, we continued to focus on developing new products to serve our core clients and to expand into growing markets. We announced a new release of one of our major products, Moxy 5.0, in September which is currently running live as part of the beta process with 20 existing clients. Among the new features of Moxy are a real-time P&L view that allows traders to track their positions down to the tax-lot level; comprehensive security coverage enabling the trading of equities, fixed income, foreign securities and derivatives; an enhanced trader workflow, which offers increased flexibility to allow traders to customize their trading process; and trade settlement in any currency. Moxy 5.0 also includes a new rules manager, new customizable user-defined fields, integration with major data vendors, enhanced FIX connectivity, and integration with firms providing algorithmic trading strategies. Because of its ability to trade complex instruments, Moxy 5.0 can also be a trading solution for our Geneva clients and was designed to work specifically with Geneva, in addition to working with Axys.

We also released Advent Packager in the third quarter. Packager is a module that works with our Axys product to create period-end reporting workflow efficiencies for many investment management firms. Packager collates Axys reports and other third-party documents into a consolidated PDF file. It also saves client preferences and generates statements that can be highly personalized for individual clients.

Over the past several years, we have offered our entry-level product, Advent Office Essentials, on a term license model. In the future, we intend to expand the use of term licenses across all of our Advent license product lines to maximize long-term customer value and improve the predictability of our revenue streams.

This quarter, we signed term licenses with a total contract value of $4.5 million with an average term period of 3.7 years. On an annual basis, these contracts will contribute approximately $1.2 million to license and maintenance revenue. While revenue from term licenses has not been material to date as a proportion of total license revenue, we expect this proportion to increase in future periods as a result of our intention to expand the use of term licenses. If we are successful in this strategy, it will result in a greater portion of license revenue being deferred and could therefore impact the level and timing of our profitability.

We have also been seeking to align our cost structure with current revenue levels. Our total cost of revenues and operating expenses of $126.6 million in the nine months ended September 30, 2004 are down from $134.6 million in the same period last year. The current cost structure reflects the restructuring activities initiated in 2003 and continued cost-cutting initiatives.

In the second quarter of 2004, we purchased the remaining independent distributor businesses of Advent Europe Holding BV (“Advent Europe”) in the United Kingdom and Switzerland and certain assets of Advent Europe. We now control all of our European operations. Over the last nine months, we have added significant customers in Europe and Middle East (“EMEA”) regions and view this as an increasingly important market for us in the future. Our challenge will be to successfully integrate the new European entities and continue growth in those markets. Revenue from our EMEA businesses improved approximately 15% from the prior quarter, reflecting the first full quarter after our purchase of these businesses from Advent Europe.

Our goal is to return to profitability. Our ability to achieve this target will depend upon our ability to introduce new products, license software and sell services to new and existing customers and to renew maintenance contracts at similar levels to what we achieved during the first nine months of 2004. While recent experience indicates that our customers and prospects are willing to make capital investments, there is still uncertainty as to our ability to achieve the amount of revenue growth required for profitability. Our cost structure, excluding the impact of our acquisitions of the remaining distributor businesses of Advent Europe in the United Kingdom and Switzerland, must remain approximately flat with current levels of expenditure or decrease in order to reach profitability.

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

We believe these macroeconomic trends have hindered the growth of our revenues. Despite these trends, our restructuring activities initiated in 2003 and our management of operating expenses have allowed us to decrease our net loss. We continue to focus on aggressively managing costs and are achieving positive cash flow from operations while investing in areas we deem appropriate, such as the recent expansion of our European operations.

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

Revenue recognition. We recognize revenue from software licenses, development fees, maintenance, other recurring revenues, professional services and other revenues. In addition, we earn commissions from customers who use our broker/dealer, Second Street Securities, to “soft dollar” the purchase of non-Advent products and services. “Soft dollaring” enables the customers to use the commissions earned on trades to pay all or part of the fees owed to us for non-Advent products or services, which were initially paid by Advent. The commission revenues earned from “soft dollaring” non-Advent products or services are recorded as other revenues in professional services and other revenues on our condensed consolidated statements of operations.

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

Software license and development fees. We recognize revenue from the licensing of software when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. We use a signed license agreement as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding order forms and signed contracts from the distributor’s customers. Revenue is recognized upon shipment to the distributor’s customer and when all other revenue recognition criteria have been met. Delivery occurs when product is delivered to a common carrier F.O.B shipping point. While many of our arrangements generally do not include acceptance provisions, certain complex deals may involve acceptance criteria. If acceptance provisions are provided, delivery is deemed to occur upon acceptance. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. We assess whether the collectibility of the resulting receivable is reasonably assured based on a number of factors, including the credit worthiness of the customer determined through review of credit reports, our transaction history with the customer, other available information and pertinent country risk if the customer is located outside the United States. Software licenses are sold with maintenance and, frequently, professional services. We allocate revenue to delivered components, normally the license component of the arrangement, using the residual value method, based on objective evidence of the fair value of the undelivered elements, which is specific to us. We offer term licenses as an alternative to perpetual licenses and generally recognize revenue for term licenses ratably over the period of the contract term. While revenue from term licenses has not been material in the past, we have begun a transition from selling mostly perpetual licenses to selling a mix of term and perpetual contracts, and we expect term license revenue to increase as a proportion of total license revenue in the future.

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

Professional services and other revenues. We offer a variety of professional services that include project management, implementation, data conversion, integration, custom report writing and training. Fair value for professional services is based upon separate sales of these services by us to other customers. Our professional services are generally billed based on hourly rates together with reimbursement for travel and accommodation expenses. Our professional services and other revenue also include revenue from our semi-annual user conferences. We generally recognize revenue as these professional services are performed. Certain professional services arrangements involve acceptance criteria. In these cases, revenue and related expenses are recognized upon acceptance.

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

During the fourth quarter of 2003, we completed our annual impairment test which indicated there was no impairment. There were no events or changes in circumstances during the nine months ended September 30, 2004 which triggered an impairment review.

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

During the third quarter of 2004, we recorded a non-cash impairment charge of $3.4 million to write-off the carrying value of certain intangible assets. This write-off was a result of our decision to sunset certain products within the Techfi product line as demand for our Techfi product line has been significantly lower than expected.

Restructuring charges and related accruals. Beginning in 2003, we developed and implemented formalized plans for restructuring our business to better align our resources to market conditions and recorded significant charges. In connection with these plans, we recorded estimated expenses for severance and benefits, lease cancellations, asset write-offs and other restructuring costs. Given the significance of and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating real estate market conditions for expected vacancy periods and sub-lease rents. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

Recent Accounting Pronouncements

In June 2004, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force Issue No. 02-14 (“EITF 02-14”), “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. We do not expect the adoption of EITF 02-14 to have a material impact on our condensed consolidated financial position, results of operations or cash flows.

In March 2004, the FASB issued EITF issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, as amended, which provides new guidance assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the impact of EITF 03-1 once final guidance is issued.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, which supercedes Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of Emerging Issues Task Force 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” SAB 104 also incorporated certain sections of the SEC’s “Revenue Recognition in Financial Statements—Frequently Asked Questions and Answers” document. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our condensed consolidated financial position, results of operations or cash flows.

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

We adopted the provisions of FIN 46 in the first quarter of 2004. In conjunction with the adoption of FIN 46, we determined that our independent European distributor, Advent Europe, was a variable interest entity, but that we were not the primary beneficiary. In accordance with FIN 46, we were not required to consolidate this distributor. On May 3, 2004, we purchased the remaining independent distributor businesses of Advent Europe in the United Kingdom and Switzerland, as well as certain assets of Advent Europe, for consideration of $6.0 million and additional potential consideration of approximately $3.6 million, of which $1.8 million was earned and recorded as additional goodwill during the second quarter of 2004. We have no other exposure to loss as we do not have any involvement anymore with Advent Europe.

Reclassifications

Certain prior period amounts, as detailed below, have been reclassified to conform to the current period presentation to better reflect our view of the current business. These reclassifications do not affect total net revenues, net loss, cash flows, or stockholders’ equity.

Amortization and Impairment of Developed Technology. In the fourth quarter of 2003, we began presenting amortization of developed technology within cost of revenues. Through our various acquisitions, we have purchased technologies which are either licensed directly to our customers or used internally to provide services to our customers for which we derive revenue. As a result of our acquisitions from 2001 through the middle of 2004, the amortization related to purchased technology has increased. We believe that presenting this amortization within cost of revenues more accurately presents our total cost of revenues and gross margin. We have reclassified approximately $1.4 million and $4.3 million for the three and nine month periods ended September 30, 2003, which was previously included in amortization of other intangibles within operating expenses, to amortization and impairment of developed technology within cost of revenues.

In addition, we began presenting impairment of developed technology within cost of revenues in the fourth quarter of 2003. In the third quarter of 2003, we recorded an impairment charge of $0.9 million to write-off intangible assets acquired as part of our acquisition of ManagerLink in November 2001. When we acquired Kinexus in February 2002, some redundancy existed between the technology acquired from ManagerLink and the technology acquired from Kinexus. We transitioned business operations off the ManagerLink platform and abandoned the technology as of September 30, 2003. As a result, we wrote-off the remaining book value of the ManagerLink intangible assets. We believe that presenting this impairment within cost of revenues more accurately presents our total cost of revenues and gross margin. We have reclassified approximately $0.9 million for the three and nine month periods ended September 30, 2003, which was previously included in restructuring and impairment loss within operating expenses, to amortization and impairment of developed technology within cost of revenues.

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

In addition to discontinuing the specific reserve net down noted above in the first quarter of 2004, we also changed our methodology for recording accounts receivable and deferred revenues in the second quarter of 2004. In prior periods, we netted down amounts in deferred revenue that were still outstanding as a receivable. Beginning on April 1, 2004 accounts receivable and deferred revenues (except for future maintenance and contract deliverables not yet earned) are shown gross instead of net, as no offset entry is made. There is no impact on the condensed consolidated statements of operations.

Supplemental comparative disclosures, as if the change had been retroactively applied, are presented below (in thousands):

December 31 2003
Accounts receivable, net	$32,752

Deferred revenues	$51,427

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

The following table sets forth, for the periods indicated, certain financial information as a percentage of total net revenues:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net revenues:
License and development fees	23%	21%	23%	20%
Maintenance and other recurring	62	63	62	64
Professional services and other	15	16	15	16

Total net revenues	100	100	100	100

Cost of revenues:
License and development fees	2	2	1	2
Maintenance and other recurring	17	20	19	22
Professional services and other	13	13	13	13
Amortization and impairment of developed technology	6	7	5	5

Total cost of revenues	38	42	38	42

Gross margin	62	58	62	58

Operating expenses:
Sales and marketing	25	33	25	34
Product development	21	23	22	27
General and administrative	17	20	16	19
Amortization and impairment of other intangibles	11	6	8	6
Restructuring charges (benefit)	—	1	4	6

Total operating expenses	74	83	75	92

Loss from operations	(12)	(25)	(13)	(34)
Interest income and other expense, net	2	1	1	—

Loss before income taxes	(10)	(24)	(12)	(34)
Provision for (benefit from) income taxes	3	(8)	1	(12)

Net loss	(13)%	(16)%	(13)%	(22)%

NET REVENUES

	Three Months Ended September 30		Change	Nine Months Ended September 30		Change
	2004	2003		2004	2003
Total net revenues (in thousands)	$38,616	$34,484	$4,132	$112,455	$100,286	$12,169

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

Each of the major revenue categories has historically varied as a percentage of net revenues and we expect this variability to continue in future periods. This variability is partially due to the timing of the introduction of new products, the relative size and timing of individual software licenses, as well as the size of the implementation, the resulting proportion of the maintenance and professional services components of these license transactions and the amount of client use of pricing and related data. We expect total net revenues to be in the range of $37.5 million to $39.5 million in the fourth quarter of 2004.

License and Development Fees

	Three Months Ended September 30		Change	Nine Months Ended September 30		Change
	2004	2003		2004	2003
License and development fees (in thousands)	$8,798	$7,119	$1,679	$25,525	$20,331	$5,194
Percent of total net revenues	23%	21%		23%	20%

The increase in license revenue and development fees in the three and nine months September 30, 2004 reflected the continued focus on selling our core Advent Office and Geneva products. Revenues from Axys, Moxy and Partner comprised almost half of the license sales in the three and nine months ended September 30, 2004. Axys and Geneva revenues increased substantially in both the three and nine months ended September 30, 2004 as compared with the same periods in fiscal 2003. We also had significant growth in license revenues during the three and nine months ended September 30, 2004 from our European subsidiaries in the EMEA regions reflecting the first full quarter after our purchase of these businesses from Advent Europe in the second quarter of 2004, and from our Microedge/NPO subsidiaries. The volume of larger license contracts recognized during the three and nine months ended September 30, 2004 also increased. In addition, this was the first quarter where we had a significant amount of license business signed on a term model.

We typically license our products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the number of site installations and the number of authorized users. We earn development fees when we provide product solutions, which are not part of our standard product offering. For the three and nine months ended September 30, 2004 and 2003, revenue from development fees was less than 10% of total license and development fees revenue. For the three and nine months ended September 30, 2004 and 2003, soft dollar revenues generated from Advent related licenses paid for through soft dollar transactions represented less than 5% of total license and development revenues.

We expect license and development fee revenue to remain relatively flat in the fourth quarter of fiscal 2004.

Maintenance and Other Recurring Revenues

	Three Months Ended September 30		Change	Nine Months Ended September 30		Change
	2004	2003		2004	2003
Maintenance and other recurring revenues (in thousands)	$24,167	$21,847	$2,320	$70,367	$64,141	$6,226
Percent of total net revenues	62%	63%		62%	64%

The increase in maintenance and other recurring revenues in the three and nine months ended September 30, 2004 reflected an increase in new maintenance support contracts as a result of an increase in the number of new license deals, continuing maintenance revenues from our established customer base and an increase in wealth subscription services. We disclose our maintenance renewal rate one quarter in arrears. The renewal rate for maintenance contracts renewed in the second quarter of 2004 is calculated by dividing cash collected from these contracts as of September 30, 2004 by the total maintenance billings for the second quarter. The maintenance renewal rate for the second quarter of 2004 was 80%, which was slightly lower than our average for the previous four quarters, primarily due to a cancellation by a single large customer.

Maintenance revenue has remained relatively flat as a proportion of total maintenance and recurring revenues at approximately 69% during the three and nine months ended September 30, 2004 and 2003. We expect maintenance and recurring revenues to remain relatively flat in the fourth quarter of 2004.

Professional Services and Other Revenues

	Three Months Ended September 30		Change	Nine Months Ended September 30		Change
	2004	2003		2004	2003
Professional services and other revenues (in thousands)	$5,651	$5,518	$133	$16,563	$15,814	$749
Percent of total net revenues	15%	16%		15%	16%

Professional services and other revenues include consulting, project management, custom integration, custom work, training and “soft dollar” transactions for products and services not related to Advent products and services. Professional services related to Advent Office products generally can be completed and accepted in a relatively short time period while services related to Geneva products may require a six to nine month implementation period. Therefore, the revenues associated with professional services reflect a mix of services related to current quarter license revenue as well as transactions from prior quarters. Generally, our consulting revenues lag our license revenues by one or two quarters, but can also be affected by specific project milestone completions.

For the three months ended September 30, 2004, professional services and other revenues increased slightly from the same period in fiscal 2003 and were up sequentially from the second quarter of 2004, reflecting the completion of a significant project phase at a large customer. For the nine months ended September 30, 2004, the increase in professional services and other revenues reflected increased implementation services related to our Geneva product and increased third party soft dollar revenues. We expect that revenues from professional services will increase in the fourth quarter of 2004 due to the recognition of a milestone payment from a large implementation.

COST OF REVENUES

	Three Months Ended September 30		Change	Nine Months Ended September 30		Change
	2004	2003		2004	2003
Total cost of revenues (in thousands)	$14,765	$14,509	$256	$42,450	$42,225	$225
Percent of total net revenues	38%	42%		38%	42%

Our cost of revenues is made up of four components: cost of license and development fees; cost of maintenance and other recurring; cost of professional services and other; and amortization and impairment of developed technology.

Cost of License and Development Fees

	Three Months Ended September 30		Change	Nine Months Ended September 30		Change
	2004	2003		2004	2003
Cost of license and development fees (in thousands)	$598	$669	$(71)	$1,618	$1,926	$(308)
Percent of total license revenues	7%	9%		6%	9%

Cost of license and development fees consists primarily of royalties and other fees paid to third parties, the fixed direct labor involved in producing and distributing our software, labor costs associated with generating development fees and cost of product media including duplication, manuals and packaging materials. The decrease in the three and nine months ended September 30, 2004 primarily reflects a decrease in third party implementation fees associated with the implementation of our software at a European client as well as a decrease in royalties paid to a third party vendor related to products sold, which included their technology. We expect cost of license and development fees to remain relatively flat in the fourth quarter of 2004.

Cost of Maintenance and Other Recurring

	Three Months Ended September 30		Change	Nine Months Ended September 30		Change
	2004	2003		2004	2003
Cost of maintenance and other recurring (in thousands)	$6,754	$7,087	$(333)	$20,954	$22,128	$(1,174)
Percent of total maintenance revenue	28%	32%		30%	34%

Cost of maintenance and other recurring revenues is primarily comprised of the direct costs of providing technical support and other services for recurring revenues and royalties paid to third party subscription-based and transaction-based vendors. The decrease in the three and nine months ended September 30, 2004 was due primarily to the reduction in personnel and related costs associated with restructuring activities implemented during 2003. The decrease was partially offset by increases in royalties related to the increase in our data subscription revenues of $158,000 and $738,000 during the three and nine months ended September 30, 2004. We expect cost of maintenance and other recurring revenues to be relatively flat in the fourth quarter of 2004.

Cost of Professional Services and Other

	Three Months Ended September 30		Change	Nine Months Ended September 30		Change
	2004	2003		2004	2003
Cost of professional services and other (in thousands)	$5,034	$4,429	$605	$14,807	$12,976	$1,831
Percent of total professional services revenues	89%	80%		89%	82%

Cost of professional services and other revenue consists primarily of personnel related costs associated with the client services and support organization in providing consulting, custom report writing and conversions of data from clients’ previous systems. Also included are direct costs associated with third-party consultants, travel expenses and soft dollar transactions for third party products. The increase in the three and nine months ended September 30, 2004 was primarily due to an increase in employee bonus programs. We expect cost of professional services and other revenues to increase slightly in the fourth quarter of 2004 due to the recognition of costs associated with a milestone payment from a large implementation.

Amortization and Impairment of Developed Technology

	Three Months Ended September 30		Change	Nine Months Ended September 30		Change
	2004	2003		2004	2003
Amortization and impairment of developed technology (in thousands)	$2,379	$2,324	$55	$5,071	$5,195	$(124)
Percent of total net revenues	6%	7%		5%	5%

Amortization and impairment of developed technology represents amortization and impairment of acquisition-related intangible assets. Amortization of developed technology decreased slightly reflecting technology related intangible assets from prior acquisitions becoming fully amortized during fiscal 2004 partially offset by amortization of technology related intangible assets associated with our acquisitions in the United Kingdom and Switzerland. During the third quarter of 2004, we recorded a non-cash impairment charge of $1.0 million to write-off our Techfi core and existing technology which was a result of our decision to sunset certain products within our Techfi product line. During the third quarter of 2003, we recorded a non-cash impairment charge of $0.9 million to write off ManagerLink acquired technology as a result of our decision to abandon the ManagerLink technology platform. We expect amortization of developed technology to be approximately $1.2 million in the fourth quarter of 2004.

OPERATING EXPENSES

Sales and Marketing

	Three Months Ended September 30		Change	Nine Months Ended September 30		Change
	2004	2003		2004	2003
Sales and marketing (in thousands)	$9,705	$11,403	$(1,698)	$27,774	$34,121	$(6,347)
Percent of total net revenues	25%	33%		25%	34%

Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars. The decrease in expense for both the three and nine month periods was primarily due to a decrease in personnel and related costs related to restructuring activities implemented during 2003 and a decrease in program marketing expenses. We expect sales and marketing expenses to increase in the fourth quarter of 2004 as a result of our annual client conference and increased commissions related to higher revenue.

Product Development

	Three Months Ended September 30		Change	Nine Months Ended September 30		Change
	2004	2003		2004	2003
Product development (in thousands)	$7,967	$8,006	$(39)	$24,320	$27,065	$(2,745)
Percent of total net revenues	21%	23%		22%	27%

Product development expenses consist primarily of salary and benefits for our development staff as well as contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services. The decrease in expenses for the three and nine month periods was due to a reduction in personnel and related costs associated with restructuring activities implemented during 2003 and reductions in the utilization of outside contractors and services. We expect product development expenses to be relatively flat in the fourth quarter of 2004.

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

General and Administrative

	Three Months Ended September 30		Change	Nine Months Ended September 30		Change
	2004	2003		2004	2003
General and administrative (in thousands)	$6,365	$6,860	$(495)	$18,553	$18,774	$(221)
Percent of total net revenues	17%	20%		16%	19%

General and administrative expenses consist primarily of personnel costs for finance, administration, operations and general management, as well as legal and accounting expenses. The decrease in expenses for the three months ended September 30, 2004 was due to a reduction in personnel and related costs associated with restructuring activities implemented during 2003, partially offset by accounting and compliance costs associated with the Sarbanes-Oxley Act of 2002 of $0.4 million. The decrease in expenses for the nine months ended September 30, 2004 was due to a $1.3 million litigation settlement and related legal expenses incurred in the second quarter of fiscal 2003 related to a claim filed by a former employee and a reduction in personnel and related costs associated with restructuring activities implemented during 2003, partially offset by accounting and compliance costs associated with the Sarbanes-Oxley Act of 2002 of $1.1 million. We expect general and administrative expenses to increase in the fourth quarter of 2004.

Amortization and Impairment of Other Intangibles

	Three Months Ended September 30		Change	Nine Months Ended September 30		Change
	2004	2003		2004	2003
Amortization and impairment of other intangibles (in thousands)	$4,414	$1,964	$2,450	$8,498	$5,855	$2,643
Percent of total net revenues	11%	6%		8%	6%

Amortization and impairment of other intangibles represents amortization and impairment of non-technology related intangible assets. Amortization of other intangibles increased slightly as a result of our acquisitions in the United Kingdom and Switzerland. During the third quarter of 2004, we recorded a non-cash impairment charge of $2.4 million to write off the carrying value of our Techfi non-compete agreements and maintenance contracts resulting from our decision to sunset certain products within our Techfi product line. We expect amortization of other intangibles to be approximately $1.9 million in the fourth quarter of 2004.

Restructuring Charges (Benefit)

	Three Months Ended September 30		Change	Nine Months Ended September 30		Change
	2004	2003		2004	2003
Restructuring charges (benefit) (in thousands)	$(1)	$394	$(395)	$4,996	$6,554	$(1,558)
Percent of total net revenues	0%	1%		4%	6%

In response to the downturn in the financial services industry, the decline in information technology spending and duplicative efforts in parts of our business as a result of our acquisitions, we implemented several phases of restructuring that commenced in 2003. These plans were implemented to reduce costs and improve operating efficiencies by better aligning our resources to our near-term revenue opportunities.

For the nine months ended September 30, 2004, we recorded total restructuring charges of $5.0 million consisting of a benefit of $43,000 recorded in the first quarter of fiscal 2004 and charge of approximately $5.0 million recorded in the second quarter of fiscal 2004. The benefit of $43,000 incurred in the first quarter of fiscal 2004 consisted of a $163,000 adjustment related to entering into a final sub-lease agreement on one of the vacated facilities in New York, New York and a $16,000 adjustment to non-cash severance. These adjustments were partially offset by a restructuring charge of $136,000 related to the termination of nine employees, located primarily in New York. The $5.0 million charge incurred in the second quarter of fiscal 2004 consisted of $4.9 million related to vacating a facility in San Francisco, California, $72,000 related to vacating a portion of a facility in Cambridge, Massachusetts and a $12,000 adjustment related to severance for terminated employees in the first quarter.

For the nine months ended September 30, 2003, we recorded total restructuring charges of $6.6 million consisting of charges of $3.5 million, $2.7 million and $0.4 million incurred in the first, second and third quarters, respectively, of fiscal 2003. The charge incurred in the first quarter of fiscal 2003 of $3.5 million consisted of $2.1 million related to closing and consolidating excess office space, primarily in New York and Australia, $979,000 related to the termination of 39 employees in the following functions: customer service (6 employees), general and administrative (4), sales and marketing (10), product development (15) and professional services (4) located primarily in New York and Australia and $410,000 relating to the abandonment and write-off of certain equipment, furniture and leasehold improvements. The charge incurred in the second quarter of fiscal 2003 of $2.7 million consisted primarily of severance and benefits related to the termination of approximately 75 employees in the following functions: customer service (13), general and administrative (10), sales and marketing (17), product development (20) and professional services (15). The charge incurred in the third quarter of fiscal 2003 of $394,000 consisted of $350,000 of severance and benefits related to the termination of 10 employees in the following functions: customer service (2), general and administrative (1), sales and marketing (5), product development (1) and professional services (1), and $44,000 related to consolidation of office space.

The following table sets forth an analysis of the components of the restructuring charges and the payments and non-cash charges made against the accrual during the nine months ended September 30, 2004 (in thousands):

	Facility Exit Costs	Severance and Benefits	Total
Balance of restructuring accrual at December 31, 2003	$2,181	$164	$2,345
Restructuring charges	5,027	136	5,163
Reversal of deferred rent related to facilities exited	272	—	272
Cash payments	(1,444)	(189)	(1,633)
Adjustment of prior restructuring costs	(163)	(4)	(167)

Balance of restructuring accrual at September 30, 2004	$5,873	$107	$5,980

As of September 30, 2004, the remaining excess facility costs are stated at estimated fair value, net of estimated sublease income of approximately $6.4 million. We expect to pay remaining obligations in connection with vacated facilities no later than over the remaining lease terms, which expire on various dates through 2008. We expect to pay the remaining severance and benefits in 2004.

As of September 30, 2004, cumulative restructuring charges incurred since inception of Advent’s restructuring program in 2003 were $14.1 million which consisted of $8.1 million, $5.1 million and $0.9 million relating to facility exit costs, severance and benefits, and property and equipment abandoned, respectively. As a result of our restructuring activities implemented to date, we have reduced our total expenses by approximately $15 million on an annual basis.

Interest Income and Other Expense, Net

	Three Months Ended September 30		Change	Nine Months Ended September 30		Change
	2004	2003		2004	2003
Interest income and other expense, net (in thousands)	$641	$520	$121	$625	$689	$(64)
Percent of total net revenues	2%	1%		1%	0%

Interest income and other expense, net consists of interest income, realized gains and losses on short-term investments, our pro rata share of net income or loss on our equity method investment and foreign currency gains and losses. The increase in interest income and other expense, net for the three months ended September 30, 2004 was primarily due to an increase in net interest income of $371,000 which was due to higher interest rates during the period relative to the corresponding period of fiscal 2003. Also, during the three months ended September 30, 2004, we recorded our pro-rata share of net income on our equity method investment of $322,000 and a loss on sale of investments of $232,000, compared to a loss of $88,000 on equity method investments and write-downs of $266,000 on long-term equity investments during the three months ended September 30, 2003. The remaining components of interest income and other expense, net fluctuate primarily due to foreign currency gains and losses.

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30		Change	Nine Months Ended September 30		Change
	2004	2003		2004	2003
Provision for (benefit from) income taxes (in thousands)	$1,211	$(2,683)	$3,894	$1,190	$(11,094)	$12,284
Percent of total net revenues	3%	(8)%		1%	(12)%

For the three and nine months ended September 30, 2004, we recorded a provision for income taxes of $1.2 million, compared to a benefit from income taxes of $2.7 million and $11.1 million recorded in the three and nine months ended September 30, 2003, respectively. We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities to be recognized as deferred tax assets and liabilities. During the fourth quarter of 2003, we established a full valuation allowance against our deferred tax assets in the United States because we determined it is more likely than not that these deferred tax assets will not be realized in the foreseeable future. Therefore our tax provision will typically reflect only small state and foreign tax charges or benefits. In the three and nine months ended September 30, 2004, we increased our provision for certain state income taxes in the U.S., and recorded a true-up to reflect a federal income tax refund received, which was lower than originally anticipated.

LIQUIDITY AND CAPITAL RESOURCES

Our aggregate cash, cash equivalents and marketable securities at September 30, 2004 were $158.0 million, compared with $160.1 million at December 31, 2003. Cash equivalents are comprised of highly liquid investments purchased with an original or remaining maturity of 90 days or less.

The table below, for the periods indicated, provides selected condensed consolidated cash flow information (in thousands):

	Nine Months Ended September 30
	2004	2003
Net cash provided by (used in) operating activities	$18,189	$(178)
Net cash provided by (used in) investing activities	$(26,199)	$2,606
Net cash used in financing activities	$(7,527)	$(6,325)

Cash Flows from Operating Activities

Our cash flows from operating activities represent the most significant source of funding for our operations. Operating activities provided $18.2 million for the nine months ended September 30, 2004 while $0.2 million was used for operating activities during the corresponding period in fiscal 2003. Our cash provided by (used in) operating activities generally follows the trend in our net revenues and operating results. Our net losses during the nine months ended September 30, 2004 were more than offset by non-cash charges including depreciation, amortization and impairment, loss on disposition of fixed assets, and loss on investments.

Other sources of cash during the nine months ended September 30, 2004 included decreases in accounts receivable, prepaid and other assets, income taxes receivable and an increase in accrued liabilities. The decrease in accounts receivable reflected strong collections during the period. The decrease in prepaid and other assets reflected prepaid expense amortization and collection of a receivable for a litigation settlement recorded in the fourth quarter of 2003. The decrease in income taxes receivable reflected the receipt of a federal income tax refund. The increase in accrued liabilities was primarily due to additional accrued restructuring charges during the period. Uses of cash included a decrease in deferred revenues which reflects revenue recognized in the second quarter of 2004 related to license contracts signed in the prior year.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, amount of revenue deferred, collection of accounts receivable, and timing of payments.

Cash Flows from Investing Activities

Net cash used for investing activities of $26.2 million for the nine months ended September 30, 2004, consisted primarily of net purchases of marketable securities of $15.0 million, cash used for acquisitions of $8.5 million and capital expenditures of $2.7 million. Net cash provided by investing activities of $2.6 million for the nine months ended September 30, 2003 consisted of net sales and maturities of marketable securities of $18.1 million offset by cash used in acquisitions and capital expenditures of $9.9 million and $5.6 million, respectively.

On May 3, 2004, we purchased the remaining independent distributor businesses from our independent European distributor, Advent Europe, in the United Kingdom and Switzerland, as well as certain assets of Advent Europe, for consideration of $6.0 million and additional potential consideration of approximately $3.6 million, of which $1.8 million was earned during the second quarter of 2004 and recorded as additional goodwill and was paid during the third quarter of 2004. Over the last year, we have added significant customers in the EMEA region and view this as an increasingly important market for us in the future. See Note 11, “Acquisitions” to the condensed consolidated financial statements for additional information regarding the acquisition. Going forward, we may consider acquiring additional businesses from time to time. We expect our expenditures for property and equipment in 2004 to decrease as compared to 2003.

Cash Flows from Financing Activities

Net cash used for financing activities for the nine months ended September 30, 2004 of $7.5 million primarily reflected the repurchase of 744,000 shares of common stock for $11.9 million partially offset by proceeds of $4.4 million from the issuance of common stock related to employee stock options and our employee stock purchase plan. Net cash used in financing activities for the nine months ended September 30, 2003 of $6.3 million primarily reflected the repurchase of 1.0 million shares of our common stock for $14.3 million, partially offset by proceeds from common stock issuances through employee stock purchase and stock option plans of $8.1 million.

Our liquidity, capital resources and results of operations in any period could be affected by the exercise of outstanding stock options and issuance of common stock under our employee stock purchase plan. The resulting increase in the number of outstanding shares could also affect our per share results of operations. However, we cannot predict the timing or amount of proceeds from the exercise of these securities, or whether they will be exercised at all. Furthermore, we intend to continue our common stock repurchase activity under the share repurchase program approved by the Board of Directors and publicly announced in May 2004.

At September 30, 2004, we had $114.0 million in working capital. We currently have no significant capital commitments other than commitments under our operating leases, which declined from $46.2 million at December 31, 2003 to $40 million at September 30, 2004.

The following table summarizes our contractual cash obligations as of September 30, 2004 (in thousands):

	Three Months Ended December 31 2004	Year Ended December 31				Thereafter	Total
		2005	2006	2007	2008
Operating lease obligations	$2,189	$8,920	$8,265	$6,633	$6,252	$7,836	$40,095

At September 30, 2004 and December 31, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements as of September 30, 2004 consist of obligations under operating leases. See Note 12, “Commitments and Contingencies” to the condensed consolidated financial statements and the Liquidity and Capital Resources section above for further discussion and a tabular presentation of our contractual obligations.

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

Our Operating Results May Fluctuate Significantly.

Licenses into multi-user networked environments have varied both in individual size and number, and the timing and size of individual license transactions are important factors in quarterly operating results. The sales and contracting cycles for these transactions are often lengthy and unpredictable. We may not be successful in closing large license transactions such as these on a timely basis or at all. Accordingly, because revenues from large licenses may vary as a portion of our net revenues, the timing of such licenses causes additional variability in our quarterly operating results. Software product backlog at the beginning of any quarter may not represent a material portion of that quarter’s revenues. Our backlog is primarily comprised of deferred revenues from our maintenance and term contracts, professional services not yet delivered, and certain software license orders that have not met all requirements for revenue recognition. While revenue from term licenses has not been material to date as a proportion of total license revenue, we expect this proportion to increase in future periods. If we are successful in our strategy to increase the proportion of our business signed on term license contracts, it will result in a greater portion of license revenue being deferred and could therefore impact the level and timing of our profitability. Our expense levels are based in significant part on our expectations of future revenues and therefore are relatively fixed in the short term. Due to the fixed nature of these expenses, combined with the relatively high gross margin historically achieved on our products, an unanticipated decline in net revenues in any particular quarter may adversely affect our operating results. We have often recognized a substantial portion of each quarter’s license revenues in the last month, weeks or even days of the quarter. As a result, the magnitude of quarterly fluctuations in revenue or earnings may not be evident until late in or after the close of a particular quarter and a disruption late in the quarter may have a disproportionately large negative impact on our quarterly results. These factors have impacted and may continue to impact our results.

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

Our Sales Cycle is Long and We Have Limited Ability to Forecast the Timing and Amount of Specific Sales.

The purchase of our software products often requires prospective customers to provide significant executive-level sponsorship and to make major systems architecture decisions. As a result, we must generally engage in a relatively lengthy sales and contracting effort. Sales transactions may therefore be delayed during the customer decision process because we must provide a significant level of education to prospective customers regarding the use and benefit of our products. This has been exacerbated by the adverse and uncertain economic conditions that have caused existing and potential clients to reduce or cancel expenditures and delay decisions related to acquisition of software and related services. While we have seen somewhat improved economic conditions recently, customers are still very cautious about capital and information technology expenditures. As a result, the sales cycle associated with the purchase of our solutions is typically between two and twelve months depending upon the size of the client, and is subject to a number of significant risks over which we have little or no control, including customers’ budgeting constraints, internal selection procedures, and changes in customer personnel, among others. As a result of a lengthy and unpredictable sales cycle, we have limited ability to forecast the timing and amount of specific license sales. The timing of large individual license sales is especially difficult to forecast, and we may not be successful in closing large license transactions on a timely basis or at all. In addition, customers may postpone their purchases of our existing products or product enhancements in advance of the anticipated introduction of new products or product enhancements by us or our competitors. Because our expenses are relatively fixed in the near term, any shortfall from anticipated revenues could result in a significant variation in our operating results from quarter to quarter.

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

We Face Intense Competition.

The market for investment management software is intensely competitive and highly fragmented, is subject to rapid change and is sensitive to new product introductions and marketing efforts by industry participants. Our largest single source of competition is from proprietary systems used by existing and potential clients, many of whom develop their own software for their particular needs and therefore may be reluctant to license software products offered by independent vendors like Advent. Other competitors include providers of software and related services as well as providers of outsourced services, and include some of the following vendors: Beauchamp, Charles River Development, CheckFree Corporation, divisions of SunGard, Eagle, a subsidiary of Mellon Financial Corporation, Eze Castle Software, Financial Models Company, Inc., Financial Interactive Data, Indata, LatentZero, Integrated Decision Systems, Linedata, Macgregor Financial Technologies, Schwab Performance Technologies, SS&C Technologies, Inc., and the Portia division of Thomson Financial.

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

We Must Retain Key Employees and Recruit Qualified Technical and Sales Personnel.

We believe that our future success is dependent on the continued employment of our senior management and our ability to identify, attract, motivate and retain qualified technical, sales and other personnel. We need technical resources such as our product development engineers to develop new products and enhance existing products and we rely upon sales personnel to sell our products and services and maintain healthy business relationships. We therefore need to identify, attract, motivate and retain such employees with the requisite education, backgrounds and industry experience. If we are unable to do so, our business could be harmed. In addition, we must attract and retain financial and accounting personnel to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

We may also choose to create additional performance and retention incentives in order to retain our employees, including the granting of additional stock options to employees at current prices or issuing incentive cash bonuses. Such incentives may either dilute our existing stockholder base or result in unforeseen operating expenses, which may cause our stock price to fall.

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

Difficulties We May Encounter Managing Changes in the Size of Our Business Could Adversely Affect Our Operating Results.

Our business has experienced years of rapid growth in 2000 and 2001 through both internal expansion and acquisitions, followed by reduced revenues in 2002 and 2003, and significant downsizing during 2003. These changes have caused and may continue to cause a significant strain on our infrastructure, internal systems and managerial resources. Beginning in 2003, we took steps to better align our resources with our operating requirements in order to increase our efficiency. Through these steps, we reduced our headcount, closed selected offices and incurred charges for employee severance and excess facilities capacity. While we believe that these steps help us achieve greater operating efficiency, we have limited history with such measures and the results of these measures are less than predictable. Additional restructuring efforts may be required. To manage our business effectively, we must continue to streamline our infrastructure, including operating and administrative systems and controls; and continue managing headcount, capital and processes in an efficient manner. We believe workforce reductions, management changes and facility consolidation create anxiety and uncertainty and may adversely affect employee morale. These measures could adversely affect our employees that we wish to retain and may also adversely affect our ability to hire new personnel. In addition, our revenues may not grow in alignment with our headcount.

We Face Risks Related to Our New Business Areas.

During 2001 and 2002 we expanded into a number of new business areas, for example international operations, strategic alliances, acquisitions such as Advent Wealth Service, Techfi and Advent BackOffice and offerings such as Wealthline. These areas are still relatively new to our product development and sales personnel. Some of these new business areas have required significant management time and resources without generating significant revenues, and have diverted and may continue to divert management from our core business. While our traditional offerings are marketed to investment managers and advisors, Advent Wealth Service and Wealthline are also targeted for use by our clients’ customers. We have had difficulty and may continue to have difficulty creating demand from our client’s customers as we market to them indirectly, through our clients. Revenue growth has suffered and may continue to suffer if we cannot create demand for these newer business areas. For example, demand for our Techfi product line has been significantly lower than expected and thus we have decided to discontinue certain products within our Techfi product line in September 2004. As a result, we recorded a non-cash impairment charge of $3.4 million in the third quarter of 2004 to write-off the carrying value of certain Techfi-related intangible assets.

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

Our Stock Price has Fluctuated Significantly.

Like many companies in the technology and emerging growth sector, our stock price may be subject to wide fluctuations, particularly during times of high market volatility. If net revenues or earnings in any quarter fail to meet the investment community’s expectations, our stock price is likely to decline. In addition, our stock price is affected by trends in the financial services sector and by broader market trends unrelated to our performance. For instance, in the event of increased hostilities abroad or additional terrorist attacks, there could be increased market volatility, which could negatively impact our stock price.

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

Our Financial Results Could be Affected by Potential Changes in the Accounting Rules Governing the Recognition of Stock-based Compensation Expense.

We measure compensation expense for our employee stock compensation plans under the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” On March 31, 2004, the FASB issued an Exposure Draft of a proposed new Statement of Financial Accounting Standard (“Statement”) entitled “Share-Based Payments”, which proposes a requirement to use a fair-value based method similar to the fair-value method prescribed in FASB Statement No. 123, “Accounting for Stock-Based Compensation.” On October 13, 2004, the FASB delayed the effective date of this proposed standard. Public companies with calendar year-ends would be required to adopt the provisions of the standard effective for periods beginning after June 15, 2005, rather than January 1, 2005 as originally proposed. There is ongoing debate as to whether stock option and employee stock purchase plan shares should be treated as compensation, and if so, how to value such compensation charges. The ultimate requirements of any new accounting standard are uncertain. However, if we are required to record an expense for our stock-based compensation plans using a fair-value method, we could have significant accounting charges. For example, for the three and nine months ended September 30, 2004, had we accounted for stock-based compensation plans using the fair-value method prescribed in FASB Statement No. 123, our net loss would have increased by $2.2 million and $7.3 million, respectively.

Security Risks May Harm Our Business.

A significant barrier to commerce and communications over public networks is the secure transmission of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. In addition, computer viruses or software programs that disable or impair computers could be introduced into our systems or those of our customers or other third parties, which could disrupt or make our systems inaccessible to customers. Our security measures may be inadequate to prevent security breaches, which could harm our business, exposing us to a risk of loss, litigation and other possible liabilities, as well as possibly requiring us to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by such breaches.

While We Believe We Currently Have Adequate Internal Control Over Financial Reporting, We Are Required to Evaluate Our Internal Control Over Financial Reporting Under Section 404 of the Sarbanes Oxley Act of 2002 And Any Adverse Results From Such Evaluation Could Result in a Loss of Investor Confidence in Our Financial Reports And Have An Adverse Effect On Our Stock Price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2004, we will be required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our independent auditors have issued an attestation report on management’s assessment of such internal controls.

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. Auditing Standard No. 2 provides the professional standards and related performance guidance for independent auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404. Management’s assessment of internal controls over financial reporting requires management to make subjective judgments and, particularly because Auditing Standard No. 2 is newly effective, some of the judgments will be in areas that may be open to interpretation and therefore the report may be uniquely difficult to prepare and our independent auditors may not agree with our assessments.

While we currently believe our internal control over financial reporting is effective, we are still performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2004 (or if our independent auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

We cannot be certain as to the timing of completion of our evaluation, testing and any required remediation due in large part to the fact that there is no precedent available by which to measure compliance with the new Auditing Standard No. 2. In this regard, we recently received a letter from our independent auditors informing us that it is of critical importance that we continue diligently to complete our Section 404 work and to provide our results and assessments to our independent auditors on a timely basis so that our independent auditors can have available the staff necessary to complete their work and issue their attestation report by the required date. If we are not able to complete our assessment under Section 404 in a timely manner, we and our independent auditors would be unable to conclude that our internal control over financial reporting is effective as of December 31, 2004.

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

Our interest rate risk relates primarily to our investment portfolio, which consisted of $58.6 million in cash equivalents and $90.2 million in marketable securities as of September 30, 2004. An immediate sharp increase in interest rates could have a material adverse effect on the fair value of our investment portfolio. Conversely, immediate sharp declines in interest rates could seriously harm interest earnings of our investment portfolio. We do not currently use derivative financial instruments in our investment portfolio, nor hedge for these interest rate exposures.

By policy, we limit our exposure to longer-term investments, and a majority of our investment portfolio at September 30, 2004 and December 31, 2003 had maturities of less than one year. As a result of the relatively short duration of our portfolio, an immediate hypothetical parallel shift to the yield curve of plus 25 basis points (BPS), 50 BPS and 100 BPS would result in a reduction of 0.16% ($235,000), 0.32% ($470,000) and 0.63% ($940,000), respectively, in the market value of our investment portfolio as of September 30, 2004.

We have also invested in several privately-held companies, most of which can still be considered in the start-up or development stages. These non-marketable investments are classified as other assets on our condensed consolidated balance sheets. Our investments in privately-held companies could be affected by an adverse movement in the financial markets for publicly-traded equity securities, although the impact cannot be directly quantified. These investments are inherently risky as the market for the technologies or products these privately-held companies have under development are typically in the early stages and may never materialize. The value of these investments is also influenced by factors including the operating effectiveness of these companies, the overall health of the companies’ industries and the strength of the private equity markets. We could lose our entire investment in these companies. At September 30, 2004 our net investments in privately-held companies totaled $8.6 million.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to Advent’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

(b) Changes in internal controls over financial reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2004, we will be required to furnish a report by our management on our internal control over financial reporting. In anticipation of this requirement we are enhancing our internal control over financial reporting by identifying and strengthening key controls, adding resources in key functional areas, conforming our documentation to our operations, ensuring segregation of duties and upgrading systems security, as specified by the new Auditing Standard No. 2 issued by the Public Company Accounting Oversight Board. We discuss with and disclose these matters to the audit committee of our board of directors and to our independent auditors.

While we currently believe our internal control over financial reporting is effective, we are still performing the system and process documentation and evaluation needed to comply with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any required remediation due in large part to the fact that there is no precedent available by which to measure compliance with the new Auditing Standard No. 2. If we are not able to complete our assessment under Section 404 in a timely manner, we and our independent auditors would be unable to conclude that our internal control over financial reporting is effective as of December 31, 2004.

There were no significant changes to our internal controls during our most recent quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time Advent is involved in litigation incidental to the conduct of our business. Advent is not party to any lawsuit or proceeding that, in Advent’s opinion, is likely to seriously harm the Company’s business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During 2001 and 2002, the Board of Directors authorized the repurchase of up to 4.0 million shares of outstanding common stock. Through May 2004 when this program was terminated, Advent had repurchased and retired 3.8 million shares of common stock since inception of this stock repurchase program at a total cost of $78.8 million.

In May 2004, the Board of Directors approved a plan to repurchase up to an additional 1.2 million shares of Advent’s common stock in the open market. In September 2004, the Board authorized an extension of this stock repurchase program to cover the repurchase of an additional 0.8 million shares of outstanding common stock.

The following table provides a month-to-month summary of the repurchase activity under the 2004 stock repurchase program during the three months ended September 30, 2004:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under Our Share Repurchase Programs
	(shares in thousands)
July 2004	—	$—	1,152
August 2004	645	15.76	507
September 2004	51	17.18	1,256

Total	696	$15.86	1,256

(1)	All shares were repurchased as part of publicly announced plans.

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

ADVENT SOFTWARE, INC.

Dated: November 9, 2004	By:	/s/ Graham V. Smith
Graham V. Smith
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)