Form 10-K
period 2004-12-31
ADVENT SOFTWARE INC /DE/
filed 2005-04-08
CIK 1002225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares of the registrant’s common stock outstanding as of June 30, 2004 was 33,230,362. The aggregate market value of the registrant’s common stock held by non-affiliates, based upon the closing price on June 30, 2004, as reported on the NASDAQ National Market System, was approximately $337 million. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2005, there were 30,668,706 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrants definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2005 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part herein.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion in conjunction with our consolidated financial statements and related notes. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended. Forward-looking statements can be identified by the use of terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or other similar terms and the negative of such terms and include statements about our products and expected financial performance. Such forward-looking statements are based on our current plans and expectations and involve known and unknown risks and uncertainties which may cause our actual results or performance to be materially different from any results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the “Risk Factors” set forth below as well as other risks identified from time to time in other SEC reports. You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results, levels of activity or performance and represent our expectations only as of the date they are made.

PART I

Item 1. Business

Overview

Advent Software, Inc. (“Advent”, the “Company”, “we”, “our”, and “us”) was founded and incorporated in 1983 in California and reincorporated in Delaware in November 1995. We offer integrated software solutions for automating and integrating data and work flows across investment management organizations, as well as the information flows between the investment management organization and external parties. Our products are intended to increase operational efficiency, improve the accuracy of client information and enable better decision-making. Each solution focuses on specific mission-critical functions of the investment management organization and is tailored to meet the needs of the particular client, as determined by size, assets under management and complexity of the investment environment.

Our business is organized into two reportable segments, Advent Investment Management and MicroEdge. Advent Investment Management is our core business and derives revenues from the development, marketing and sale of stand-alone and client/server software products, data interfaces and related maintenance and services that automate, integrate and support certain mission critical functions of investment management organizations. MicroEdge derives revenues from the sale of software and services for grant management, matching gifts and volunteer tracking for the grantmaking community worldwide. For additional information regarding our reportable segments and geographic areas, see Note 13, “Segment and Geographical Information”, to our consolidated financial statements.

We also have a wholly-owned subsidiary, Second Street Securities, which is an SEC-registered broker/dealer that provides independent research and brokerage services to institutional investors and registered investment advisors on a fully-disclosed basis. Second Street Securities offers our customers the ability to pay for Advent products and other third party services through brokerage commissions and other fee-based arrangements.

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

Advent’s common stock (ticker symbol: ADVS) has traded on the NASDAQ National Market since its initial public offering on November 15, 1995. Our fiscal year ends on December 31.

Industry Background and Our Clients

Our clients include a range of organizations that manage or advise on financial assets. They include firms such as asset managers, investment advisors, prime brokers, hedge funds, family offices, banks and trusts. Our clients also include corporations, public funds, foundations, universities and non-profit organizations that perform similar portfolio management functions. In fiscal 2004, 2003 and 2002, no single customer accounted for more than 10% of our total revenues. Our international sales represented 9% of our net revenues in 2004, compared to 7% in 2003 and 5% in 2002, based on the location to which the product is shipped.

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

These trends have increased the volume and complexity of information and data flows within investment management organizations and between these organizations and third parties, such as brokerage firms, clients, custodians, banks, pricing services and other data providers. Consequently, in order to operate efficiently, investment management organizations automate and integrate their mission-critical and labor-intensive functions, including: (i) investment decision support; (ii) trade order management and compliance; (iii) portfolio accounting, performance measurement and report generation; and (iv) client relationship management. Investment management organizations historically have relied on internally developed systems, outsourced services or spreadsheet-based systems to manage these information flows. Due to limitations in each of these types of systems, investment management organizations are demanding highly functional, easy-to-use, scalable, flexible and cost-effective software applications.

We experience seasonality in our license sales. The fourth quarter of the year typically has the highest license revenue, followed by lower license revenue in the first quarter of the succeeding year. We believe that this seasonality results primarily from customer budgeting cycles and expect this seasonality to continue in the future.

Strategy

We continue to take steps to return to profitability. During 2003, we formulated a strategy to return our focus to established core products and reduce our cost structure. This was a significant shift from our prior strategy of focusing on growth by acquisition and broadening product and service offerings outside of our traditional core businesses. During 2003, we completed the first phase of this transition by initiating restructuring programs to bring costs more into line with revenues, made changes to our management team and rationalized our product offerings.

We began the second phase of our transition in 2004, centered around foundation building. Our goals and priorities were:

•	growing revenues;

•	returning the company to strong operating cash flow;

•	reducing our losses;

•	delivering upgrades and adding new functionality to our existing products; and

•	focusing on strengthening our franchise and enhancing our customer’s experience.

Revenues in fiscal 2004 grew 9% over 2003, which reversed two years of declining revenues; operating cash flow for fiscal 2004 was $25 million which was a 254% increase from $7 million in fiscal 2003; and operating losses were reduced by $22 million from $40 million in fiscal 2003 to $18 million in fiscal 2004.

During 2004, we introduced upgrades on all our major products including new versions of Geneva, Axys, Moxy, and Partner. We also launched a new product, Open SMA Manager, which serves some unique needs in a key segment of our market, separately managed accounts.

We added approximately 350 new clients during fiscal 2004, including reaching the 50-client milestone with our Geneva product. We stayed dedicated to our clients by seeking feedback on client satisfaction with our products and business practices by conducting over two hundred market validation meetings. We also began selling a significant amount of software licenses on a term basis. We believe that moving to a term license model will increase the value over the long term of each customer relationship and improve the predictability of our revenues.

We believe we have established a strong foundation for the future. We reset the strategy to focus on our core strengths, we reorganized the company around our key customer markets, we continued to strengthen the management team, and we have implemented disciplined operating principles to improve our execution.

We begin 2005 with the third phase of our transition strategy: growth and profitability. Our strategy will be to focus on three major revenue sources: (a) Enterprise Software; (b) Straight Through Processing and Market Data; and (c) Professional Services and Support. In addition, we will continue to transition our software licenses from perpetual to term licenses.

Enterprise Software. Our goal is to significantly enhance our core portfolio accounting and trade order management applications to capitalize on market opportunities through continued investment in product development.

STP and Market Data. Our goal is to grow our addressable market by delivering new solutions for investment managers, custodian notifications, and trade order connectivity. We will also improve the functionality of existing solutions, leveraging third-party partners where appropriate.

Professional Services and Support. Our goal is to continuously improve our Professional Services and Support revenue and profitability and, at the same time, build competitive advantage by delivering high quality services that ensure our customers’ satisfaction and success.

In addition, we continue to assess various parts of our business, and may in the future divest certain areas of our business which are not consistent with our current strategy.

Products and Services

Our Advent Investment Management segment offers integrated software solutions for automating and integrating data and work flows across investment management organizations, as well as the information flows between investment management organizations and external parties. Our products are intended to increase operational efficiency, improve the accuracy of client information and enable better decision-making. Each solution focuses on specific mission-critical functions of an investment management organization and is configured to meet the needs of the particular client, as determined by size, assets under management and complexity of the investment environment.

We offer solutions for customers in the following markets:

•	Advent for Asset Managers

•	Advent for Global Asset Managers

•	Advent for Hedge Fund Managers

•	Advent for Fund Administrators

•	Advent for Banks and Trusts

•	Advent for Family Offices

•	Advent for Financial Advisors

These solutions are comprised of various combinations of software products, data integration tools and professional services all aimed at solving our clients’ critical business needs. Advent Office, the Company’s suite of integrated products, addresses the demand to automate the entire range of investment management functions. As of December 31, 2004, our Advent Office suite of products generally included Axys, Moxy, Qube, Partner and other associated products and services.

Software Solutions

•	Axys®, introduced in 1993, is a highly functional portfolio accounting and management system for investment management organizations of all sizes. Axys provides investment professionals with broad portfolio accounting functionality, timely decision support, sophisticated performance measurement and flexible reporting. Specifically, clients can record, account for and report on a variety of investment instruments, including equities, fixed income, mutual funds and cash. Axys users gain access on demand to portfolio holdings, asset allocation, realized and unrealized gains and losses, actual and projected income and other valuable data. Portfolio performance can be measured for individual portfolios or related groups, and for any specified time period. Investment professionals can choose from over 200 pre-defined reports with flexible “as of date” reporting, which can be customized as to formats and fonts. In addition, clients can easily generate fully customized reports with the assistance of Report Writer Pro. Axys offers integrated multi-currency capabilities which, among other things, allow reports to be restated in any currency, tracks reclaimable foreign withholding tax and can identify components of return attributable to market prices versus currency rate fluctuations.

•	Geneva®, introduced in 1995, is a global, real-time portfolio accounting system designed to meet the needs of global asset managers and service providers with complex, international accounting requirements and/or wide instrument coverage needs. Clients currently include hedge funds, institutional asset managers, prime brokers, and fund administrators. Geneva offers feature-rich accounting, flexible reporting (including profit and loss reporting by strategy) and sophisticated multi-currency capabilities.

•	Moxy®, introduced in 1995, automates and streamlines the trading and order management process of partial and complete executions and allows the user to send allocation results using OASYS, an electronic allocation system, to communicate allocations to brokers electronically. Moxy also provides internet-ready electronic order routing based on the industry standard FIX messaging protocol so that Moxy users can route trades electronically to any FIX-compliant broker or crossing network that supports the internet or other TCP/IP connections. Moxy users can choose to route equity orders via SunGard Direct™, or any electronic communication network which links them to participating brokers and execution venues. Trades are executed, processed, settled and accounted for without manual intervention. Moxy electronically posts allocated trades into Axys on demand, eliminating time-consuming and error-prone manual entry.

•

Advent Partner®, introduced in 1996, is a partnership allocation system that integrates with both Axys and Geneva. This product is specifically designed for hedge funds, fund administrators, prime brokers and accounting firms that face the complex and time-consuming task of consistently and accurately accounting for and reporting on partnerships and hedge funds. This Microsoft SQL Server-based system tracks partner-specific information and handles the complexities of allocating realized and unrealized gains and losses for tax purposes. In addition, Advent Partner calculates performance incentive and management fees, provides on-demand partner and partnership reporting on an economic or tax allocation basis, and streamlines the production of partnership tax returns.

•	Qube®, introduced in 1995, is designed to help securities professionals develop and improve client relationships by automating scheduling, tracking client communications and managing client data. Qube integrates with portfolio information in Axys and enables investment professionals to interactively screen client investment profiles and notes from conversations to identify appropriate candidates for various investment opportunities.

•	Rex®, introduced in 1997, enables reconciliation management. REX is integrated with Axys and is designed for firms that want to electronically reconcile information stored in Axys against custodial information. REX works in conjunction with Advent Custodial Data™, which provides data from a firm’s custodians.

•	WealthLine®, introduced in 2002, is a Web-based wealth management reporting platform providing tools for financial institutions to collaborate with their clients. WealthLine gives financial advisors a sophisticated, customizable, and cost-effective solution for furnishing personalized content and exceptional service to their clients.

•	MyAdvent®, introduced in 2000, provides a browser-based portal to Advent Office allowing investment professionals to quickly view summary information.

•	Advent Browser Reporting® for Enterprise Users, introduced in 1999, allows investment professionals the ability to access Axys from remote locations via the internet and run Axys reports as if they are in their own offices.

•	Advent Warehouse®, introduced in 1998, is a data warehouse solution designed to allow investment professionals to readily access investment data regardless of how the data was created or maintained, without impacting the performance of their high volume transaction-based Advent Office systems.

Data and Data Integration Services

•	Advent® Custodial Data, introduced in 1997, provides account level information from a firm’s custodian through a single, secure connection to a data network managed by Advent. Using Advent Custodial Data, firms can reconcile positions, transactions and cash activity on an exceptions-only basis, or firms can post data directly into Axys.

•	Advent Corporate Actions®, introduced in 1999, produces customized position-level reports, facilitates corporate action elections, and creates Axys-ready transactions including cost basis, taxability, and other data elements. Using Advent Corporate Actions, firms can receive timely and complete notification of elections, update their portfolio accounting system, and track actions from their announcement until they are effective.

•	Advent® Wealth Service, introduced in 2002, is an outsourced data management, reconciliation and reporting service for family offices, private client enterprises and high net worth advisors and managers. Advent Wealth Service provides complete account coverage by combining the power of the industry’s broadest electronic account information network with our high quality data management and account consolidation services. Using Advent Wealth Service, advisors and managers can report on in-house managed accounts and externally managed accounts, view complete asset allocation information, and provide holistic advice to their clients.

•	Advent® Market Data, introduced in 1999, our subscription-based and transaction-based services allow clients to download pricing, corporate actions and other data from third party vendors such as Financial Times/Interactive Data (FTID).

Outsourced Solutions

•	Advent® BackOffice Service, introduced in November 2003, delivers an outsourced, daily reconciliation and portfolio reporting service. Firms that subscribe to Advent BackOffice Service can run performance reports locally using their own version of Axys, or remotely via an internet browser. Advent BackOffice Service is attractive to firms that may not have the resources to manage, support, and administer these operations in-house.

•	AdvisorMart®, released in 2000, is a secure, hosted on-line consolidated reporting and portfolio management system for financial planners and individual advisors.

Grantmaking Community and Non-profit Organizations

Our MicroEdge segment, a leading provider of information technology solutions to the grantmaking community, provides the following products:

•	GIFTS®, MicroEdge’s suite of Windows and web-based GIFTS software improves workflow across the full lifecycle of grantmaking from receipt of application through post-grant evaluations and closure. MicroEdge’s robust and customizable solution can be tailored to suit diverse workflow requirements.

•	FIMS™, is a modular, integrated information management system for non-profit organizations with complex fund accounting needs. FIMS utilizes Windows and internet technologies, along with a single database, in a solution that provides functionality for fund raising, full grants management, pooled investment management including allocations of income and gains, and a sophisticated fund-level general ledger with flexible financial consolidations.

•	FoundationPower™, like FIMS, provides comprehensive fund accounting and grants management features utilizing Windows and internet technologies. However, FoundationPower is a fully customizable solution developed for individual foundations who wish to reflect their specific procedures, policies and nomenclature within their software application

Support and Maintenance Services

Due to the mission-critical nature of our products, almost all clients purchase annual support and maintenance, which entitles them to technical support through our Client Services group and product upgrades as they become available. We continually upgrade and enhance our products to respond to changing market needs, evolving regulatory requirements and new technologies.

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

Alliance Program

Our Alliance Program is designed to benefit our clients and our partners. The program provides a means by which partners can develop, promote, and sell their products, services, and solutions in conjunction with our solutions. Our Alliance Program was created to further extend our product and service offerings.

Sales and Marketing

We primarily license and sell our products and services through a direct sales organization comprised of both field sales and telesales representatives. Our sales groups are organized by product and customer type and include product marketing and product management, who are responsible for assessing market opportunities and collaborating with our product development organization on product planning and management. Product marketing coordinates our market validation process, through which we interview existing clients and sales prospects, and gather information to define scope, features and functionality of new products and product upgrades. The groups are as follows:

•	Global Accounts, selling solutions based on Geneva and Partner, including associated services, into the prime broker, hedge fund, fund administrator, global asset management and mutual fund markets;

•	Investment Management, selling solutions based on Axys, Partner, Moxy, Qube, Rex, WealthLine, Data, Outsource and other associated products and services into asset managers, banks and trusts, hedge funds, family offices and financial advisors with over $1 billion of assets under management; and

•	Grantmaking, Community and Non-profit Organizations, selling Gifts, FIMS and FoundationPower products and services.

We have sales offices throughout the United States and Europe including San Francisco, New York and London.

Our corporate marketing organization is responsible for providing support to the sales organization through lead generation activities, sales training, and the provision of marketing events, such as conferences and seminars, and marketing materials.

Product Development

Our product development organization builds product enhancements and new products, incorporates new technologies into existing products and sustains the quality of our current products. In fiscal 2004, 2003 and 2002, our product development expenditures were $32.3 million, $34.9 million, and $40.4 million, respectively. Our product development activities include the identification and validation of product specifications as well as engineering, quality assurance and documentation.

Our new products and product upgrades require varying degrees of development time, depending upon the complexity of the accounting requirements and securities regulations which they are intended to address, as well as the number and type of features incorporated. To date, we have generally relied upon the internal development of our products. We have in the past acquired, and may again in the future acquire, additional technologies or products from third parties. We intend to continue to support industry standard operating environments, client/server architectures and network protocols. To date, all product development costs have been expensed as incurred, other than purchased technology.

Unfilled License Orders, Deferred Revenues and Backlog

Unfilled license orders represent license orders that have been received from our customers for the license of our software products but have not been shipped as of the end of the applicable fiscal period. We normally ship our software products shortly after receipt of customer orders and therefore the amount of unfilled license orders at any quarter-end is generally small or non-existent. We do not believe that unfilled license orders are a consistent or reliable indicator of future results. Our customers generally do not cancel orders for our software products. Unfilled license orders were not significant at December 31, 2004 or 2003.

With the exception of certain multi-year term license agreements, deferred license revenue generally represents license orders for our software products that have been billed to the customer and for which revenue has not yet been earned, but is generally earned within the next year. Deferred license revenue was approximately $5.5 million and $2.6 million at December 31, 2004 and 2003, respectively.

During 2004, we began a transition from selling mostly perpetual licenses to a mix of perpetual and term licenses. We believe that moving to a term license model will increase the value over the long-term of each customer relationship and improve the predictability of our revenues. We recognize revenue from term licenses ratably over the period of the contract term which typically varies from three to five years. For these term contracts, we invoice the customer annually in advance. As a result, the first year’s contract value is included in deferred revenue while the subsequent years of the contracted value are not. We define backlog as the value of multi-year term license contracts not included in deferred revenue. If we are successful in our strategy to increase our business from term licenses, it will result in a greater portion of license revenue being deferred and could therefore impact the level and timing of our profitability. Our total backlog was approximately $4.3 million as of December 31, 2004.

Total deferred revenue includes, in addition to deferred license revenue described above, deferred services revenue related to maintenance and technical support contracts and professional services training and consulting contracts. Current deferred service revenue, which in the case of maintenance and technical support is generally recognized over the maintenance and support period of twelve months, or in the case of professional services, training or consulting services is generally recognized over the period the specific services are rendered, was approximately $50.9 million and $33.5 million at December 31, 2004 and 2003, respectively.

For additional information regarding factors that affect the timing of the recognition of software license revenue, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Revenue Recognition.”

Competition

The market for investment management software is characterized by the relative size of the organizations that manage and advise on investment portfolios. The market is intensely competitive and highly fragmented, is subject to rapid change and is sensitive to new product introductions and marketing efforts by industry participants. Our competitors include providers of software and related services as well as providers of outsourced services. Competitors vary in size, scope of services offered and platforms supported. Our largest single source of competition is our existing and potential clients, many of whom develop their own software for their particular needs and therefore may be reluctant to license software products offered by independent vendors such as Advent. In addition, we compete with Beauchamp, Charles River Development, CheckFree Corporation, SunGard, the Eagle subsidiary of Mellon Financial Corporation, Eze Castle Software, Financial Models Company, Inc., FT Integretorsia, IBSI, IDS, Indata, Linedata, Macgregor Financial Technologies, Schwab Performance Technologies, Simcorp A/S, SS&C Technologies, Inc., the Portia Division of Thomson Financial and others. We believe that the most predominant competitive differentiators are product performance and functionality, ease of use, scalability, the ability to integrate external data sources, product and company reputation, client service and price.

Intellectual Property and Other Proprietary Rights

Our success depends significantly upon our proprietary technology. We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We have registered trademarks for many of our products and services and will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees and with our resellers and customers. We seek to safeguard our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite these efforts, it may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use our proprietary information. We do not have any patents, and existing copyright laws afford only limited protection. In addition, we cannot be certain that others will not develop substantially equivalent or superseding proprietary technology, or that equivalent products will not be marketed in competition with our products, thereby substantially reducing the value of our proprietary rights. We cannot be sure that we will develop proprietary products or technologies that are patentable, that any patent, if issued, would provide us with any competitive advantages or would not be challenged by third parties, or that the patents of others will not adversely affect our ability to do business. Litigation may be necessary to protect our proprietary technology. This litigation may be time-consuming and expensive. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. We cannot be sure that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products or design around any patent that may be issued to us or other intellectual property rights of ours.

Employees

As of December 31, 2004, we had 752 employees, including approximately 271 in client services and support, 150 in sales and marketing, 188 in product development and 143 in general and administration. Of these employees, 706 were located in the United States and 46 were based in Europe. We endeavor to maintain competitive compensation, benefits, equity participation and work environment policies in order to attract and retain qualified personnel. Our success depends to a significant extent upon the continued contributions of our senior management and other key personnel, many of whom would be difficult to replace. The loss of the service of one or more senior managers, or other employees could have a material adverse effect upon our business, operating results and financial condition. None of our employees are represented by a labor union. We have not experienced any work stoppages and we believe our employee relations are good.

Executive Officers of Registrant

The following sets forth certain information regarding the executive officers of the Company as of February 28, 2005:

Name	Age	Position
Stephanie G. DiMarco	47	Chief Executive Officer and President
Lily S. Chang	56	Executive Vice President and Chief Technology Officer
Graham V. Smith	45	Chief Financial Officer and Secretary
Dan T. H. Nye	38	Executive Vice President and General Manager
Peter P. Hess	34	Senior Vice President and General Manager
John P. Brennan	48	Vice President, Human Resources

Ms. DiMarco founded Advent in June 1983. She served as Chairman of the Board from November 1995 until December 2003. Ms. DiMarco currently serves as Chief Executive Officer and President since her permanent appointment to the position in December 2003, after serving on an interim basis from May 2003. Previously, she had served as President since founding Advent until April 1997 and as Chief Executive Officer until November 1999. She is a member of the Board of Trustees of the UC Berkeley Foundation, serves on the Advisory Board of the College of Engineering at the University of California, Berkeley, and is a San Francisco Foundation board member and a member of its Investment and Audit committees. Ms. DiMarco holds a B.S. in Business Administration from the University of California at Berkeley.

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

Mr. Smith joined Advent in January of 2003 as Executive Vice President, Treasurer and Chief Financial Officer designate. Mr. Smith was appointed Chief Financial Officer and Secretary in March 2003. From 2002 to 2003 Mr. Smith served as Chief Financial Officer of Vitria Technology, an enterprise application integration software company. From 1998 to 2002 Mr. Smith served as Chief Financial Officer of Nuance Communications, a voice recognition software company. From 1987 to 1998, Mr. Smith worked for Oracle Corporation in various senior finance roles, most recently as Vice President of Finance for worldwide operations. Mr. Smith holds a B.Sc. from Bristol University in England and is a member of the Institute of Chartered Accountants in England and Wales.

Mr. Nye joined Advent in April 2002 as Executive Vice President. He is responsible for our Investment Management group and Corporate Marketing. In this role, Mr. Nye has global responsibility for strategy, product marketing, sales, services and support of Advent solutions for asset managers, banks and trusts, hedge funds, family offices and financial advisors with over $1 billion of assets under management. From 1995 to 2001, Mr. Nye worked at software maker Intuit where he held various management positions including Vice President and General Manager of the Small Business Division, Vice President and General Manager of the International Division, and Director of Marketing for Small Business Products. From 1994 to 1995, Mr. Nye served in the Corporate Marketing Group at Intel Corporation and held various brand management roles at Proctor and Gamble between 1988 and 1992. Mr. Nye received an M.B.A. from Harvard Business School and a B.A. from Hamilton College.

Mr. Hess joined Advent in 1994 and is currently serving as Senior Vice President and General Manager of Advent Software’s Global Accounts group. In this role, Mr. Hess has global responsibility for strategy, product marketing, sales, services, and support of Advent solutions for the asset management industry’s largest firms. Mr. Hess has held a variety of positions in the company including Vice President of Sales, and most recently as Vice President of Marketing. He also has had operating responsibility for Advent’s European and African operations. Mr. Hess holds a B.A. from Princeton University.

Mr. Brennan joined Advent in March 2004 as Vice President of Human Resources and is responsible for all aspects of Human Resources. Prior to joining Advent, Mr. Brennan was Vice President of Human Resources for Wind River Systems, which produces embedded software for various consumer and industrial applications. Prior to Wind River, Mr. Brennan held various positions at Visa International. Mr. Brennan began his Human Resources career with assignments at Westinghouse Electric Company and Pacific Gas and Electric. Mr. Brennan has a master’s degree in Industrial and Labor Relations from Cornell University, and a bachelor’s degree in English Literature and Music from Hamilton College.

Item 2. Properties

Our principal executive offices are located in San Francisco, California. The table below summarizes the principal properties that we leased as of December 31, 2004:

Location	Square Footage

United States:

San Francisco, CA (3 properties)*	155,103

Concord, CA*	12,525

New York, NY (3 properties)*	76,390

New Rochelle, NY	12,535

Cambridge, MA*	7,905

Summit, NJ	1,800

Concord, NH (2 properties)	7,395

Europe:

Copenhagen, Denmark	3,475

Oslo, Norway	3,002

Stockholm, Sweden	1,323

Athens, Greece	1,076

Amsterdam, Netherlands	3,077

London, United Kingdom	2,152

Zurich, Switzerland	215

Geneva, Switzerland	1,463

Total leased square footage	289,436

*	As part of our restructuring activities during 2003 and 2004, we vacated properties in Concord, CA, New York, NY, San Francisco, CA and a portion of our facility in Cambridge, MA. In 2004, we entered into sub-lease agreements for certain New York and San Francisco properties.

We continue to assess our needs with respect to office space and may in the future vacate additional facilities.

Item 3. Legal Proceedings

From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business. Based on currently available information, management does not believe that the ultimate outcome of these unresolved matters, individually and in the aggregate, are likely to have a material adverse effect on the Company’s financial position or results of operations. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods.

On March 8, 2005 certain of the former shareholders and the shareholders’ representative of Kinexus filed suit against Advent in the Delaware Chancery Court. The complaint alleges that Advent breached the Agreement and Plan of Merger dated as of December 31, 2001 pursuant to which Advent acquired all of the outstanding shares of Kinexus due principally to the fact that no amount was paid by Advent on an earn-out of up to $115 million. The earn-out, which was payable in cash or stock at the election of Advent, was based upon Kinexus meeting certain revenue targets in both 2002 and 2003. The complaint seeks unspecified compensatory damages, an accounting and restitution for unjust enrichment. Advent advised the shareholders’ representative in January 2003 that the earn-out terms had not been met in 2002 and accordingly that no earn-out was payable for 2002 and would not be payable for 2003. Advent disputes the plaintiffs’ claims and believes that it has meritorious defenses and counterclaims and intends to vigorously defend this action. Management believes that any potential loss associated with this litigation is neither probable nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is listed on the NASDAQ National Market under the symbol “ADVS.” The closing price of our common stock on February 16, 2005 was $17.70. The table below summarizes the range of high and low reported sales prices on the NASDAQ National Market for our common stock for the periods indicated.

	Price Range
	High	Low
Fiscal 2004
First quarter	$21.75	$16.02
Second quarter	$20.37	$17.09
Third quarter	$18.24	$14.78
Fourth quarter	$22.02	$16.86

Fiscal 2003
First quarter	$15.26	$11.12
Second quarter	$19.70	$11.30
Third quarter	$18.85	$15.30
Fourth quarter	$19.51	$15.96

Stockholders

As of February 16, 2005, there were 62 holders of record of our common stock. We estimate the total number of stockholders represented by these record holders to be approximately 33,500. However, because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate with any level of certainty the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings to fund development and growth of our business and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During 2001 and 2002, the Board of Directors authorized the repurchase of up to 4.0 million shares of outstanding common stock. Through May 2004 when this program was terminated, the Company had repurchased and retired 3.8 million shares of common stock since inception of this stock repurchase program at a total cost of $78.8 million.

In May 2004, the Board of Directors approved a plan to repurchase up to an additional 1.2 million shares of Advent’s common stock in the open market. In September 2004, the Board authorized an extension of this stock repurchase program to cover the repurchase of an additional 0.8 million shares of outstanding common stock.

The Company made no repurchases during the fourth quarter of 2004 and approximately 1,256,000 shares were available to be purchased under our share repurchase program as of December 31, 2004.

On February 22, 2005, our Board of Directors approved an extension of the Company’s stock repurchase program to authorize the repurchase of an additional 1.8 million shares of common stock. From January 1, 2005 through March 10, 2005, we repurchased 2.1 million shares under our current common stock repurchase plan for a total cost of $38 million and an average price of $17.87 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference from our Proxy Statement to be filed for our May 2005 Annual Meeting of Stockholders.

Item 6. Selected Financial Data

The following selected financial data are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Years
	2004(1)(2)	(Restated, See Note 2) 2003(3)(4)	2002(5)(6)	2001(7)	2000
	(in thousands, except per share data)
STATEMENT OF OPERATIONS
Net revenues	$149,990	$137,159	$159,436	$170,215	$134,931
Gross margin	97,035	80,135	109,764	131,837	104,279
Income (loss) from operations	(18,129)	(39,659)	(15,533)	41,400	32,282
Net income (loss)	(16,244)	(92,933)	(19,236)	31,465	25,774
Basic net income (loss) per share	(0.49)	(2.86)	(0.57)	0.98	0.86
Diluted net income (loss) per share	(0.49)	(2.86)	(0.57)	0.89	0.75

BALANCE SHEET
Cash, cash equivalents and marketable securities	$165,529	$160,072	$173,829	$288,550	$152,432
Working capital	128,601	133,545	161,347	311,264	160,994
Total assets	354,577	346,503	433,910	456,021	247,835
Long-term liabilities	8,781	6,294	5,479	1,684	1,231
Stockholders’ equity	265,675	283,069	373,355	404,389	209,601

(1)	Effective January 1, 2004, we corrected our classification of revenue from our subsidiary, Second Street Securities, when they engage in the soft dollaring of third party products or services. Revenues and cost of revenues for fiscal 2004 reflect revenue recognition on a net basis from these transactions. This change does not affect gross margin, operating loss, or net loss for any period presented.
(2)	Our results of operations for 2004 included intangible asset impairments of $5.4 million, restructuring charges of $5.1 million and the operating results of Advent United Kingdom and Switzerland, subsequent to their acquisition in the second quarter of 2004.
(3)	During 2003, we changed our classification of certain revenues, cost of revenues and operating expense items. In addition, we changed our classification of related amounts on the balance sheet between accounts receivable, prepaid expenses and accrued liabilities. We also began presenting amortization of developed technology within cost of revenues. All prior period amounts have been reclassified to conform to the current presentation.
(4)	Our results of operations for 2003 included a provision for income taxes of $54.8 million (as restated) as a result of recording a full valuation allowance against our deferred tax assets in the United States, restructuring charges of $9.1 million and an impairment charge of $0.9 million related to the write-off of developed technology acquired.
(5)	Our results of operations for 2002 included an overall decline in revenues and a write-down of $13.5 million for other-than-temporary declines in the estimated fair market value of our privately-held investments and additional intangible amortization expense.
(6)	On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangibles Assets” which required that goodwill no longer be amortized.
(7)	In 2001, we raised net proceeds of $138 million in an offering of our common stock.

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

Restatement of Financial Statements

In connection with our preparation of the consolidated financial statements for the fiscal year ended December 31, 2004, management of the Company determined that the previously issued financial statements contained in our Annual Report on Form 10-K/A for the year ended December 31, 2003 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 should be restated to correct errors in those financial statements. The decision to restate these financial statements was made after management’s discovery of the following errors:

•	Included in our income taxes payable balance at December 31, 2003 was a tax contingency reserve of $5.8 million. This reserve had been specifically established for certain tax deductions that were included in the deferred tax asset balance at that date. In the fourth quarter of 2003, we recorded a full valuation allowance against our deferred tax assets. The establishment of this full valuation allowance against our deferred tax assets is described in Note 8, “Income Taxes”, to these consolidated financial statements. We believe that the tax contingency reserve, which was established for the probable disallowance of certain tax deductions, should have been classified as a reduction of the related deferred tax assets and not as a separate liability at December 31, 2003. As a result, the valuation allowance that was recorded in that year should be reduced by $5.8 million;

•	Estimated state income tax liabilities of $1.2 million had not been accrued in the year ended December 31, 2003. This error was not detected in the review process for our tax provision;

•	During the quarter ended June 30, 2004, we vacated a facility in San Francisco, California and should have recognized additional non-cash restructuring charges related to abandoned property and equipment. As a result, we recognized additional non-cash impairment charges of $0.9 million for the quarter ended June 30, 2004 to reduce impaired property and equipment assets, and reduced depreciation expense by $36,000 and $35,000 for the quarters ended September 30, 2004 and December 31, 2004, respectively; and

•	Effective January 1, 2004, we corrected our classification of revenue from our subsidiary, Second Street Securities, when they engage in soft dollaring of third party products or services. Under such arrangements, Second Street Securities returns a portion of its commission revenues received from its customers in the form of third party products or services. As a result, revenues and cost of revenues for the three quarterly periods ending March 31, June 30 and September 30, 2004 have been restated to reflect revenue recognition on a net basis from these transactions as we are not the primary obligor. This change does not affect gross margin, operating loss, or net loss for any periods presented. We have not changed revenues and cost of revenues in periods prior to fiscal 2004 as the amounts were not material.

These corrections had no significant impact on our financial statements in periods prior to the quarter ended December 31, 2003.

See Note 2, “Restatement of Financial Statements”, for a summary of the effect of these changes on our consolidated balance sheet as of December 31, 2003 and on our consolidated statement of operations, consolidated statement of stockholders’ equity and consolidated statement of cash flows for the year ended December 31, 2003.

Overview

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

Fiscal 2004 was characterized by improved operating results. Revenues increased 9% over the prior year after two years of declining revenues. We generated $25 million in operating cash flow in 2004, up from $7 million in 2003. Our operating losses declined to $18 million in 2004 from $40 million in 2003.

During 2004, we introduced upgrades on all our major products including new versions of Geneva, Axys, Moxy and Partner. We also launched a new product, Open SMA Manager, which serves some unique needs in a key area of our market, separately managed accounts. We added 350 new clients during fiscal 2004, including reaching the 50 client milestone for our Geneva product, which was offset by the loss of approximately 260 clients.

We continued our restructuring initiatives which we began in 2003, and we recorded total restructuring charges of $5.1 million during fiscal 2004. We exited facilities in San Francisco, California and Cambridge, Massachusetts, and continued to streamline our operations, reducing headcount from 764 at the end of fiscal 2003 to 752 at the end of fiscal 2004. As a result, our total cost of revenues and operating expenses decreased to $168.1 million in 2004 from $176.8 million in 2003.

In the second quarter of 2004, we purchased the remaining independent distributor businesses of Advent Europe Holding BV (“Advent Europe”) in the United Kingdom and Switzerland and certain assets of Advent Europe. We now control all of our European operations. Over the last year, we have added customers in the Europe, Middle East and Africa (“EMEA”) regions and view this as an increasingly important market for us in the future. Our challenge will be to successfully integrate the new European entities and continue growth in those markets. Our international sales, which are based on the location to which the product is shipped, have increased to 9% of our net revenues in 2004, from 7% in 2003 and 5% in 2002.

During 2004, we began a transition from selling mostly perpetual software licenses to a mix of perpetual and term licenses. We believe that moving to a term license model will increase the value over the long-term of each customer relationship and improve the predictability of our revenues. Including our entry level product, Advent Office Essentials, we recognized approximately 10% of license revenue from term licenses in 2004. If we are successful in our strategy to increase term licenses, it will result in a greater portion of license revenue being deferred and could therefore impact the level and timing of our profitability.

Looking forward, we continue to focus on returning to profitability. While recent economic trends have been positive and our customers have been more willing to commit to new software purchases, our ability to achieve profitability will depend upon our ability to introduce new products, license software and sell services to new and existing customers and to renew maintenance contracts at similar levels to those we achieved during fiscal 2004. Our cost structure, excluding the impact of our acquisitions of the remaining distributor businesses of Advent Europe in the United Kingdom and Switzerland, must remain approximately flat with current levels of expenditure or decrease in order to reach profitability.

While worldwide demand for large investment management software systems has stabilized over the past year, we expect a continued challenging business environment and limited visibility in fiscal 2005. We will continue our focus on aggressively managing costs and expect continued positive cash flow from operations. We will also continue to invest in areas we deem appropriate, such as the recent expansion of our European operations.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations relates to our consolidated financial statements and related notes which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our process used to develop estimates, including those related to product returns, accounts receivable, investments, intangible assets, income taxes, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis and by the Audit Committee at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. See Note 1, “Summary of Significant Accounting Policies”, to the consolidated financial statements for discussion of our accounting policies.

Revenue recognition. We recognize revenue from software licenses, development fees, maintenance, other recurring revenues, professional services and other revenues. In addition, we earn commissions from customers who use our broker/dealer, Second Street Securities, to “soft dollar” the purchase of non-Advent products and services. “Soft dollaring” enables the customers to use the commissions earned on trades to pay all or part of the fees owed to us for non-Advent products or services, which are initially paid for by Second Street Securities. The commission revenues earned from “soft dollaring” non-Advent products or services are recorded as other revenues in professional services and other revenues in our consolidated statements of operations.

We offer a wide variety of products and services to a large number of financially sophisticated customers. While many of our lower-priced license transactions, maintenance contracts, subscription-based transactions and professional services projects conform to a standard structure, many of our larger transactions are complex and may require significant review and judgment in our application of generally accepted accounting principles.

Software license and development fees. We recognize revenue from the licensing of software when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. We generally use a signed license agreement as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding order forms and signed contracts from the distributor’s customers. Revenue is recognized upon shipment to the distributor’s customer and when all other revenue recognition criteria have been met. Delivery occurs when product is delivered to a common carrier F.O.B shipping point. While many of our arrangements generally do not include acceptance provisions, certain complex deals may involve acceptance criteria. If acceptance provisions are provided, delivery is deemed to occur upon acceptance. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. We assess whether the collectibility of the resulting receivable is reasonably assured based on a number of factors, including the credit worthiness of the customer determined through review of credit reports, our transaction history with the customer, other available information and pertinent country risk if the customer is located outside the United States. Our standard payment terms are “due on receipt”; however, terms may vary based on the country in which the agreement is executed. Software licenses are sold with maintenance and, frequently, professional services.

We allocate revenue to delivered components, normally the license component of the arrangement, using the residual method, based on vendor specific objective evidence, or VSOE, of fair value of the undelivered elements (generally the maintenance and professional services components), which is specific to us. We determine the fair value of the undelivered elements based on the historical evidence of the Company’s stand-alone sales of these elements to third parties. When VSOE does not exist for undelivered elements, then the entire arrangement fee is deferred until delivery of the element. We offer term licenses as an alternative to perpetual licenses and generally recognize revenue for term licenses ratably over the period of the contract term. We have begun a transition from selling mostly perpetual licenses to selling a mix of term and perpetual contracts, and we expect term license revenue to increase as a proportion of total license revenue in the future. Including our entry level product, Advent Office Essentials, we recognized approximately 10% of license revenue from term licenses in 2004.

Development fees are derived from contracts that we have entered into with other companies, including customers and development partners. Agreements for which we receive development fees generally provide for the development of technologies and products that are expected to become part of our general product offerings in the future. Revenues for license development projects are recognized primarily using the percentage-of-completion method of accounting, based on costs incurred to date compared with the estimated cost of completion, or using the completed contract method, when the development project is finished.

If a customer buys our software and chooses to enter into a “soft dollar” arrangement through our in-house broker/dealer subsidiary, Second Street Securities, the “soft dollar” arrangement does not change or modify the original fixed or determinable fee in the written contract. The customer is required to pay the original fee for our software within one year. If insufficient trading volume is generated to pay the entire original fee within one year, the customer is still required to render payment within one year. If the customer chooses to use a third-party broker/dealer, the original payment terms apply, regardless of the arrangement with the third-party broker/dealer. The option to “soft dollar” a transaction does not alter the underlying revenue recognition for the transaction; all the revenue recognition criteria listed in the “Software license” section above must be assessed in determining how the revenue will be recognized.

Our standard practice is to enforce our contract terms and not allow our customers to return software. We have, however, allowed customers to return software on a limited case-by-case basis and have recorded sales returns reserves as offsets to revenue in the period the sales return becomes probable, in accordance with FASB Statement No. 48, “Revenue Recognition when Right of Return Exists”. The estimates for returns are adjusted periodically based upon historical rates of returns and other related factors.

We do have three situations where we provide a contractual limited right of return to end-user customers only: in shrink-wrap license agreements for Advent products, our MicroEdge product and our NPO product. The shrink-wrap license agreement for Advent products provides for a right of return within seven days of delivery of the software. The MicroEdge software license agreement allows for a thirty-day money back guarantee. The NPO license agreement allows for a seven-day right of return. We recognize revenue on delivery since the fee is fixed or determinable, the buyer is obligated to pay, the risk of loss passes to the customer, and we have the ability to estimate returns. Our ability to estimate returns is based on a long history of experience with relatively homogenous transactions and the fact that the return period is short. We have recorded a sales returns reserve (contra revenue account) to account for these situations based on our historical experience of $0.3 million, $1.3 million and $3.5 million in fiscal 2004, 2003 and 2002, respectively.

Maintenance and other recurring revenues. We offer annual maintenance programs that provide for technical support and updates to our software products. Maintenance fees are bundled in the initial licensing year and charged separately for renewals of annual maintenance in subsequent years. We offer other recurring revenue services that are either subscription-based or transaction-based, and primarily include the provision of software interfaces to, and the capability to download securities information from, third party data providers. Fair value for maintenance is based upon renewal rates stated in the contracts or, in limited cases, separate sales of renewals to other customers. We recognize revenue for maintenance ratably over the contract term. We recognize revenue from recurring revenue transactions either ratably over the subscription period or as the transactions occur.

Subscription-based revenues and any related set-up fees are recognized ratably over the term of the agreement.

Professional services and other revenues. We offer a variety of professional services that include project management, implementation, data conversion, integration, custom report writing and training. Fair value for professional services is based upon separate sales of these services by us to other customers. Our professional services are generally billed based on hourly rates together with reimbursement for travel and accommodation expenses. Our professional services and other revenue also include revenue from our annual user conference. We generally recognize revenue as these professional services are performed. Certain professional services arrangements involve acceptance criteria. In these cases, revenue and related expenses are recognized upon acceptance.

Effective January 1, 2004, commission revenues received from “soft dollar” transactions for products and services not related to Advent products and services are recorded as other revenues on a net basis as we are not the primary obligor in these transactions. Revenues for these “soft dollar” transactions are recognized on a trade-date basis as securities transactions occur.

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

In considering whether or not we will realize a benefit from net deferred tax assets, recent losses must be given substantially more weight than any projections of future profitability. In 2003, we determined that, under applicable accounting principles, based on our history of consecutive losses since the second quarter of 2002, it was more likely than not that we would not realize any value for our net deferred tax assets. Accordingly, we established a valuation allowance equal to 100% of the amount of these assets. In 2004, we continued to maintain a full valuation allowance against our deferred tax assets due to our continued losses. Income tax expense recorded in the future will be reduced to the extent sufficient positive evidence materializes to support a reversal of, or decrease in, the valuation allowance.

Impairment of long-lived assets. We review our goodwill for impairment annually during the fourth quarter (as of November 1) of our fiscal year and more frequently if an event or circumstance indicates that an impairment loss has occurred. We are required to test our goodwill for impairment at the reporting unit level. We have determined that we have five reporting units as of November 1, 2004. The test for goodwill impairment is a two-step process:

The first step compares the fair value of each reporting unit with its respective carrying amount, including goodwill. If the fair value of the reporting unit exceeds its respective carrying amount, goodwill of our reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary.

The second step, used to measure the amount of impairment loss, compares the implied fair value of each reporting unit’s goodwill with the respective carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

The process of evaluating the potential impairment of goodwill is subjective and requires judgment at many points during the test including future revenue forecasts, discount rates and various reporting unit allocations. During the fourth quarter of 2004, we completed our annual impairment test which did not indicate impairment. Therefore, the second step of the impairment test was not necessary to perform.

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

Recoverability is measured by a comparison of the assets’ carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured based on the amount by which the carrying amount of the asset exceeds its fair value. For example, demand for our Techfi product line was significantly lower than expected and thus we discontinued certain products within our Techfi product line in September 2004. As a result, we recorded a non-cash impairment charge of $3.4 million in the third quarter of 2004 to write-off the carrying value of certain Techfi-related intangible assets.

We hold minority interests in several privately held companies having operations or technology in areas within our strategic focus. Most of these investments can be considered as early stage investment opportunities and are classified as other assets and valued at the lower of cost or fair value on our consolidated balance sheets. Through December 28, 2004, one of these investments had been accounted for under the equity method of accounting as our Chief Executive Officer was a member of the investee’s board of directors. Effective December 28, 2004, our Chief Executive Officer resigned her seat on this investee’s board of directors and as a result, we no longer believe we have significant influence over this investee. Therefore, this investment is carried at the lower of cost or fair value at December 31, 2004, similar to our other investments.

Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. We estimate an investment’s carrying value using a variety of valuation methodologies. Such methodologies include comparing the private company with publicly traded companies in similar lines of business, applying revenue multiples to estimated future operating results for the private company and estimating discounted cash flows for that company.

Restructuring expenses and related accruals. During 2003 and 2004, we developed and implemented formalized plans for restructuring our business to better align our resources to market conditions and recorded significant charges. In connection with these plans, we recorded estimated expenses for severance and benefits, lease cancellations, asset write-offs and other restructuring costs. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating real estate market conditions for expected vacancy periods and sub-lease rents. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

Acquisitions

On May 3, 2004, we acquired the remaining independent distributor businesses from our independent European distributor, Advent Europe, in the United Kingdom and Switzerland, as well as certain assets of Advent Europe. We made these acquisitions in order to gain direct control over all of our European operations, which we view as an increasingly important market. The consideration of $6.0 million consisted of $5.7 million in cash, $242,000 of assumed liabilities and $83,000 of closing costs. A total of $5.5 million of the cash consideration was paid at closing and the remaining $0.2 million was retained by the Company as security for possible breach of general representations and warranties. We will pay this amount to Advent Europe approximately one year after the closing date in the event no such breach of general representations or warranties exists. In addition, we paid an earn-out distribution of approximately $1.8 million under a formula based on revenue bookings, which was recorded as additional goodwill in the second quarter of 2004. No further earn-out distributions were earned or paid.

The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets and liabilities acquired on the basis of their respective fair values on the acquisition date. The amounts allocated to identifiable intangibles were determined based upon management’s estimates using established valuation techniques. The results of operations of Advent United Kingdom and Advent Switzerland are included in the consolidated statement of operations subsequent to the date of acquisition.

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of the periods presented. This does not purport to be indicative of the results that would have been achieved had the acquisitions been made as of those dates nor of the results which may occur in the future (in thousands, except per-share data):

	Fiscal Years
	2004	2003
Net revenues	$151,121	$139,824
Net loss	$(17,176)	$(91,745)
Net loss per share—basic and diluted	$(0.52)	$(2.83)

The allocation of the purchase price for Advent United Kingdom, Advent Switzerland and certain assets of Advent Europe was as follows (in thousands, except estimated remaining useful life):

	Estimated Remaining Useful Life (Years)	Purchase Price Allocation
Goodwill		$3,765
Customer relationships	4	326
Sub-licensing agreements	4	913
Employment agreements	3	232
Developed technology	3	710
Tangible assets		2,754
Current liabilities		(2,387)
Deferred tax liabilities		(337)

Total purchase price		$5,976

In 2003, we purchased all of the common stock of Advent Netherlands BV from our independent European distributor for a total purchase price of $9.6 million. In 2002, we acquired Kinexus Corporation, Techfi Corporation, Advent Hellas, and Advent Outsource Data Management, LLC for a total purchase price of $75.8 million.

For additional information regarding these acquisitions, see Note 4, “Acquisitions”, to the consolidated financial statements.

Common Stock Repurchases

In May 2004, the Board of Directors approved a plan to repurchase up to 1.2 million shares of our common stock in the open market. In September 2004, the Board authorized an extension of this stock repurchase program to cover the repurchase of an additional 0.8 million shares of outstanding common stock. Through December 31, 2004, we have repurchased and retired 744,000 shares of common stock since inception of this stock repurchase program at a total cost of $11.9 million.

On February 22, 2005, our Board of Directors approved an extension of this stock repurchase program to authorize the repurchase of up to an additional 1.8 million shares of common stock. From January 1, 2005 through March 10, 2005, we repurchased 2.1 million shares under our current common stock repurchase plan for a total cost of $38 million and an average price of $17.87 per share.

During 2001 and 2002, the Board of Directors authorized the repurchase of up to 4.0 million shares of outstanding common stock. Through May 2004 when this program was terminated, we had repurchased and retired 3.8 million shares of common stock since inception of this program at a total cost of $78.8 million.

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

Reclassifications

Certain prior period amounts, as detailed below, have been reclassified to conform to the current year presentation to better reflect our view of the current business. These reclassifications do not affect total net revenues, net loss, or stockholders’ equity.

Accounts Receivable and Deferred Revenues. In the first quarter of 2004, we discontinued netting down specific revenue reserves which were included in deferred revenues against their corresponding receivables. We have determined that for presentation purposes, the discontinuation of the net-down for the reserves gives more visibility to our receivables and deferred revenue accounts. We have reclassified $1.6 million for the year ended

December 31, 2003 resulting in corresponding increases in both accounts receivable and deferred revenue and have made corresponding reclassifications on our consolidated statements of cash flows.

In addition to discontinuing the specific reserve net down noted above in the first quarter of 2004, we also changed our methodology for recording accounts receivable and deferred revenues in the second quarter of 2004. In prior periods, we netted down amounts in deferred revenue that were still outstanding as a receivable. Beginning on April 1, 2004 accounts receivable and deferred revenues (except for future maintenance and contract deliverables not yet earned) are shown gross instead of net, as no offset entry is made. There is no impact on the consolidated statements of operations or cash flows.

Supplemental comparative disclosures, as if the change had been retroactively applied, are presented below (in thousands):

December 31 2003
Accounts receivable, net	$32,752

Deferred revenues	$51,427

Auction Rate Securities. Certain auction rate securities have been reclassified from cash equivalents to short-term marketable securities. Auction rate securities are variable rate bonds tied to short term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short term intervals, usually 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction.

Although these securities are issued and rated as long term bonds, they are priced and traded as short term instruments because of the liquidity provided through the interest rate reset. We had historically classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less, which was based on our ability to either liquidate our holding or roll our investment over to the next reset period.

Based upon our re-evaluation of the maturity dates associated with the underlying bonds, we have reclassified our auction rate securities, previously classified as cash equivalents, as short-term marketable securities in the accompanying consolidated balance sheet as of December 31, 2003. In addition, “Purchases of marketable securities” and “Sales and maturities of marketable securities”, included on the accompanying consolidated statements of cash flows, have been revised to reflect the purchase and sale of auction rate securities during the periods presented. As of December 31, 2003, the Company held approximately $48.6 million of these auction rate securities, which were reclassified. These reclassifications had no impact on the results of operations of the Company. The following table summarizes the reclassified and previously reported balances as of December 31, 2003 and for the periods presented (in thousands):

	December 31, 2003
	Reclassified	Previously Reported
Cash and cash equivalents	$34,761	$83,334
Marketable securities	125,311	76,738

Total	$160,072	$160,072

	Reclassified		Previously Reported
	Fiscal 2003	Fiscal 2002	Fiscal 2003	Fiscal 2002
Net cash provided by (used in) investing activities	$922	$(103,356)	$570	$(83,656)

Results of Operations for Fiscal Years 2004, 2003 and 2002

The following table summarizes, for the periods indicated, certain items in the consolidated statements of operations as a percentage of net revenues. The financial information and the ensuing discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

	Fiscal Years
	2004	(Restated, See Note 2) 2003	2002
Net revenues:
License and development fees	24%	21%	29%
Maintenance and other recurring	63	63	52
Professional services and other	13	16	19

Total net revenues	100	100	100

Cost of revenues:
License and development fees	1	2	1
Maintenance and other recurring	19	22	16
Professional services and other	11	13	11
Amortization and impairment of developed technology	4	5	3

Total cost of revenues	35	42	31

Gross margin	65	58	69

Operating expenses:
Sales and marketing	26	32	36
Product development	22	25	25
General and administrative	18	17	13
Amortization and impairment of other intangibles	8	6	4
Purchased in-process research and development	—	—	1
Restructuring charges	3	7	—

Total operating expenses	77	87	79

Loss from operations	(12)	(29)	(10)
Interest income and other expense, net	1	3	4
Loss on investments	—	(2)	(9)

Loss before income taxes	(11)	(28)	(15)
Provision for (benefit from) income taxes	—	40	(3)

Net loss	(11)%	(68)%	(12)%

NET REVENUES

	2004	2003	2002
	(in thousands, except percentages)
Total net revenues	$149,990	$137,159	$159,436
Change over prior year	$12,831	$(22,277)
Percent change over prior year	9%	(14)%

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

Net revenues increased in 2004 due to growing information technology spending by our customers, as well as a general increase in demand for many of our products and services. The increase reflected improving economic conditions and growth in the financial markets. The growth in net revenues included increases in license and development fees, maintenance and recurring revenues, as well as increased revenue from international sales. The decline in net revenues in 2003 reflected adverse economic conditions, and reduced spending by some of our customers, particularly by certain customers with whom we were developing strategic relationships and who had made large purchases in 2002. In 2003, license and development fees, and professional services revenues declined significantly as compared to 2002, partially offset by an increase in maintenance and other recurring revenues. The adverse economic conditions that negatively impacted revenues across the industry in 2002 and 2003 stabilized in 2004, resulting in shorter sales cycles, growing investment in information technology projects, and a general increase in expenditures for software related services. Going forward, we expect normal seasonal weakness to impact revenues in the first quarter of 2005, followed by modest growth as the year progresses. However, we also expect a continued challenging business environment and limited ability to forecast revenue over the near-term, particularly with respect to license revenue, as we shift from selling mostly perpetual licenses to selling a mix of term and perpetual licenses.

International sales, which are based on the location to which the product is shipped, also contributed to our growth in 2004, representing 9% of our net revenues in 2004, compared to 7% in 2003 and 5% in 2002. We expect growth to continue in fiscal 2005, especially in the EMEA region. The revenues from customers in any single international country did not exceed 10% of total revenues.

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

License and Development Fees

	2004	2003	2002
	( in thousands, except percentages)
License and development fees	$35,665	$29,386	$46,260
Percent of net revenues	24%	21%	29%
Change over prior year	$6,279	$(16,874)
Percent change over prior year	21%	(36)%

The increase in license and development fees revenue in 2004 primarily reflected the improving economic and industry conditions resulting in increased capital spending by our customers. The increase was primarily due to higher license fees of an aggregate $5.3 million from sales of Axys, Partner, Moxy, Qube, Geneva and other associated products, particularly with larger customers. Improving financial markets in 2004 resulted in a more favorable business climate as our customers were more willing to commit to new software purchases. The decline in 2003 reflected adverse economic conditions and economic uncertainty. The decrease in license and development fees revenue in 2003 was due primarily to lower license fees from certain strategic relationships of $7.6 million and also to decreased sales of Geneva and the Advent Office suite of products of $4.5 million, and reflected a decline in both size and volume of our software sales. The reluctance of some of our customers to commit to new software purchases also resulted in the significant decline in license and development fees revenue as a percentage of net revenues in 2003. For each of the periods presented, the Advent Office suite of products, including Axys, Moxy, Partner and Qube, accounted for the majority of license revenue, with Geneva sales as the other major contributor.

We typically license our products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the number of site installations, the number of authorized users, the size of the customer and the customer’s line of business. Our pricing can vary in different market segments to maintain our competitive position. We earn development fees when we provide product solutions that are not part of our standard product offering but that will be incorporated into our future releases. For fiscal years 2004, 2003 and 2002, revenue from development fees has been less than 6% of total license and development fees revenue.

For fiscal years 2004, 2003 and 2002, revenues generated from Advent product and services paid for through “soft dollar” transactions represented less than 5% of total license and development fees revenue.

We expect license and development fees revenues to increase moderately in 2005. However, if we are successful in our strategy to sell more products on a term basis, it will result in a greater portion of license revenue being deferred and could therefore impact the level and timing of license revenue recognition in 2005.

Maintenance and Other Recurring Revenues

	2004	2003	2002
	(in thousands, except percentages)
Maintenance and other recurring revenues	$95,098	$86,483	$83,359
Percent of net revenues	63%	63%	52%
Change over prior year	$8,615	$3,124
Percent change over prior year	10%	4%

Maintenance and other recurring revenues increased in 2004, reflecting an increase in new maintenance support contracts as a result of the increase in the number of new license deals, price increases to our installed customer base, an increase in demand for our data services and an increase in our recurring revenue sharing stream, offset by a decrease in our outsourcing revenues. Maintenance revenues increased by $5.9 million in fiscal 2004. Recurring revenues increased by $2.7 million in 2004 primarily reflecting an increase of $2.3 million from a revenue sharing arrangement, increased revenue from our Advent Custodial Data services of $1.0 million offset partially by a decline in our overall outsourcing revenue of $1.1 million. The increase in 2003 reflected price increases to our installed customer base, as well as a full year of recurring revenue from our outsourcing services following the acquisitions of Techfi, Kinexus and Advent Outsource in 2002, and increased revenue from our Advent Custodial Data services as well as our other data feed revenue sources.

We expect that maintenance and recurring revenues will increase moderately in 2005.

Professional Services and Other Revenues

	2004	2003	2002
	(in thousands, except percentages)
Professional services and other revenues	$19,227	$21,290	$29,817
Percent of net revenues	13%	16%	19%
Change over prior year	$(2,063)	$(8,527)
Percent change over prior year	(10)%	(29)%

The decrease in professional services and other revenue in 2004 is primarily due to lower revenues earned from third party products paid for through soft dollar transactions of approximately $4.0 million, partially offset by increased revenue from our custom work of $0.7 million as a result of higher license sales. The decline in revenues from soft dollar transactions resulted from our change in revenue classification from our Second Street Securities subsidiary when they engage in the soft dollaring of third party products. Other revenues and cost of revenues for fiscal 2004 have been changed to reflect revenue recognition on a net basis from these transactions. This change impacted professional services and other revenues by a total of $4.9 million. Our consulting and other professional services revenues are generally proportional to sales of our software products, which increased in 2004. The decline in professional services and other revenues in 2003 partially reflected lower consulting revenues as a result of lower new license sales, reduced demand for our other professional services such as training and custom work, as well as a decline in revenues earned from third party products paid for through soft dollar transactions. We expect that professional services and other revenue will increase moderately in 2005. Increases or decreases in consulting and other professional services revenues generally lag corresponding increases or decreases in license revenues by one to two quarters, but can also be affected by specific project milestone completions.

Revenue by Segment

	2004	2003	2002
	(in thousands)
Advent Investment Management	$130,358	$115,445	$134,454
MicroEdge	16,967	14,970	15,828
Other	2,665	6,744	9,154

Total	$149,990	$137,159	$159,436

We have two reportable segments: Advent Investment Management (“AIM”) and MicroEdge. AIM derives revenues from the development, marketing and sale of software products, data interfaces and related maintenance and services that automate, integrate and support certain mission critical functions of investment management organizations. MicroEdge derives revenues from the sale of software and services for grant management, gifts matching and volunteer tracking for the grant-making community worldwide.

The 13% increase in AIM’s revenue in fiscal 2004 reflected the improved economic conditions and growth in the financial markets, as well as the continued focus on selling our Advent Office and Geneva products. Revenues from Axys, Moxy, Partner and Qube comprised the majority of license sales in fiscal 2004. Axys and Geneva revenues increased substantially in 2004 as compared to fiscal 2003. AIM’s revenue increase in 2004 also reflected an increase in new maintenance support contracts as a result of the increase in the number of new license deals and price increases to our installed customer base. We also had growth in international sales, partly attributable to our acquisitions in the UK and Switzerland in May 2004. The 14% decline in AIM revenue in fiscal 2003 primarily reflected adverse economic conditions and reduced capital spending by some of our customers. We recorded lower license fees from sales of Axys, Partner, Moxy, Qube and other associated products, particularly with larger, strategic customers.

The technology spending patterns of organizations in MicroEdge’s primary markets (independent foundations, community foundations and corporations) are directly affected by economic fluctuations as foundation budgets are largely driven by endowment income. Given that endowments often contain market- exposed components, they are significantly affected by the economy. For instance, foundation spending decreases in an economic downturn. Community foundations are subject to similar influences, compounded by the fact that in many cases much of their ongoing funding and endowment comes from active donors who may increase or reduce their giving depending on the economic climate and the related effect on their income and wealth. Corporations typically fund charitable activities from operating budgets, and the allocation to charitable donations and supporting company charitable operations is often closely tied to a company’s performance. Thus, corporate philanthropy and spending on related technology are correlated with company and overall economic performance.

The 13% increase in MicroEdge revenue in fiscal 2004 also reflected the improved economic conditions and growth in the financial markets which resulted in increased charitable contributions. This increase in charitable contributions received by the foundations sector in 2004 enabled foundations to increase their information technology expenditures which resulted in the increase in MicroEdge revenue in 2004. The 5% decrease in MicroEdge revenue in fiscal 2003 compared to fiscal 2002 was due to the economic recession and events on

September 11, 2001, ultimately resulting in fewer charitable contributions to foundations in 2003. As wealth and income decreased during this period, so did charitable contributions which resulted in lower revenues generated by MicroEdge.

COST OF REVENUES

	2004	2003	2002
	(in thousands, except percentages)
Total cost of revenues	$52,955	$57,024	$49,672
Percent of net revenues	35%	42%	31%
Change over prior year	$(4,069)	$7,352
Percent change over prior year	(7)%	15%

Our cost of revenues is made up of four components: cost of license and development fees; cost of maintenance and other recurring; cost of professional services and other; and amortization and impairment of developed technology.

Cost of License and Development Fees

	2004	2003	2002
	(in thousands, except percentages)
Cost of license and development fees	$2,138	$2,460	$1,877
Percent of total license revenues	6%	8%	4%
Change over prior year	$(322)	$583
Percent change over prior year	(13)%	31%

Cost of license and development fees consist primarily of royalties and other fees paid to third parties, the fixed direct labor involved in producing and distributing our software, labor costs associated with generating development fees and cost of product media including duplication, manuals and packaging materials. The decrease in 2004 primarily reflected a decrease in royalty payments to third parties associated with our Data Warehouse products of $196,000 and reduced contractor costs of $192,000. The increase in 2003 primarily reflected an increase in royalty payments and commissions to third parties associated with our Data Warehouse, Moxy and Geneva products. The increase as a percentage of license revenues in 2003 is primarily due to the increase of revenues compared to fixed costs associated with our product distribution, and to a lesser extent, product mix.

In absolute dollars, we expect cost of license and development fees in 2005 to be flat to slightly up compared with 2004.

Cost of Maintenance and Other Recurring

	2004	2003	2002
	(in thousands, except percentages)
Cost of maintenance and other recurring	$27,820	$30,396	$25,141
Percent of total maintenance revenue	29%	35%	30%
Change over prior year	$(2,576)	$5,255
Percent change over prior year	(8)%	21%

Cost of maintenance and other recurring revenues is primarily comprised of the direct costs of providing technical support and other services for recurring revenues and royalties paid to third party subscription-based and transaction-based vendors. During fiscal 2003, we wrote-off approximately $1.8 million of abandoned internally developed software which contributed to the fluctuations in 2003 and 2004. In addition, the increase in 2003 primarily reflected a full year of revenue and related costs following the acquisitions of Techfi, Kinexus and Advent Outsource in 2002.

We expect cost of maintenance and other recurring revenues in 2005 to be approximately flat compared with 2004.

Cost of Professional Services and Other

	2004	2003	2002
	(in thousands, except percentages)
Cost of professional services and other	$16,526	$17,601	$17,807
Percent of total professional services revenues	86%	83%	60%
Change over prior year	$(1,075)	$(206)
Percent change over prior year	(6)%	(1)%

Cost of professional services and other revenues primarily consists of personnel related costs associated with providing consulting custom report writing and training. Also included are direct costs associated with contractors, travel expenses and costs associated with third party soft dollar transactions. The decrease in 2004 primarily reflected lower cost of revenues from third party products paid for through soft dollar transactions of $4.4 million and a decrease in other outside service costs of $0.8 million, partially offset by an increase in salaries of $2.4 million related to increased consulting and services associated with our higher levels of revenue and increased headcount following our acquisitions in the United Kingdom and Switzerland, and an increase in bonuses of $1.6 million. The decline in cost of revenues from soft dollar transactions resulted from our change in revenue classification from our Second Street Securities subsidiary when they engage in the soft dollaring of third party products. Other revenues and cost of revenues for fiscal 2004 have been changed to reflect revenue recognition on a net basis from these transactions. This change impacted cost of professional services and other by a total of $4.9 million. The slight decrease in 2003 resulted primarily from a decline in costs associated with headcount reductions in our consulting organization partially offset by an increase in contractor costs. The increase as a percentage of related revenues in 2003 was primarily due to a 29% decrease in revenues over relatively flat expenses.

We expect cost of professional services and other revenues in 2005 to increase moderately compared with 2004 as we expect to increase the number of implementations commensurate with our expectation of a higher volume of license sales in 2005.

Amortization and Impairment of Developed Technology

	2004	2003	2002
	(in thousands, except percentages)
Amortization and impairment of developed technology	$6,471	$6,567	$4,847
Percent of net revenues	4%	5%	3%
Change over prior year	$(96)	$1,720
Percent change over prior year	(1)%	35%

Amortization and impairment of developed technology represents amortization and impairment of acquisition-related intangible assets. Amortization of developed technology decreased in 2004 reflecting technology related intangible assets from prior acquisitions becoming fully amortized, partially offset by amortization of technology related intangible assets associated with our acquisitions in the United Kingdom and Switzerland in May 2004. During 2004, we also recorded non-cash impairment charges totaling $1.3 million. This amount included $1.0 million to write-off Techfi core and existing technology resulting from our decision to sunset certain products within our Techfi product line, and $0.3 million to write-off Advent Wealth Services’ (“AWS”) acquired technology resulting from significant underperformance by AWS relative to historical and projected future operating results as well as our decision to re-focus our strategic direction on our core businesses.

The increase in amortization and impairment of developed technology in 2003 as compared to 2002 reflected a full year of amortization following the acquisitions of Advent Outsource, Techfi and Kinexus in 2002,

as well as the write-off of $0.9 million of developed technology acquired as part of the acquisition of certain assets of ManagerLink.com. When we acquired Kinexus in 2002, we acquired certain technology which made the ManagerLink technology redundant. In 2003, we transferred business operations off the ManagerLink platform and abandoned those assets.

We expect amortization of developed technology to be approximately $2.4 million in 2005.

OPERATING EXPENSES

Sales and Marketing

	2004	2003	2002
	(in thousands, except percentages)
Sales and marketing	$38,893	$44,754	$56,577
Percent of net revenues	26%	32%	36%
Change over prior year	$(5,861)	$(11,823)
Percent change over prior year	(13)%	(21)%

Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars. The decreases in expenses in fiscal 2004 and 2003 were due primarily to lowering headcount by consolidating our sales organizations as a result of our restructuring activities initiated in 2003 which yielded savings in compensation expense of $5.3 million in fiscal 2004 and 2003. In addition, our sales conference, typically held bi-annually in previous years, was held only once in 2004 resulting in savings of approximately $0.7 million in 2004.

We expect sales and marketing expenses in 2005 to increase approximately 10% compared with 2004 as we expand our sales force in our Global Accounts group.

Product Development

	2004	2003	2002
	(in thousands, except percentages)
Product development	$32,260	$34,857	$40,352
Percent of net revenues	22%	25%	25%
Change over prior year	$(2,597)	$(5,495)
Percent change over prior year	(7)%	(14)%

Product development expenses consist primarily of salary and benefits for our development staff as well as contractors’ fees and other costs associated with the enhancements of existing products and development of new products. The decrease in expenses in 2004 and 2003 was due primarily to a decline in compensation expense of $1.1 million and $3.3 million for fiscal 2004 and 2003, respectively, as a result of our restructuring activities initiated in 2003 and lower costs incurred for outside contractors of $0.6 million and $1.9 million for fiscal 2004 and 2003, respectively.

We expect product development expenses in 2005 to be relatively flat compared with 2004.

Rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology, changing customer needs and frequent new product introductions and enhancements characterize the software markets in which we compete. While we have been successful in reducing overall product development costs over the last two years, we plan on continuing to dedicate a significant amount of resources to research and development efforts to maintain and improve our competitive position in these markets.

General and Administrative

	2004	2003	2002
	(in thousands, except percentages)
General and administrative	$26,641	$23,217	$20,903
Percent of net revenues	18%	17%	13%
Change over prior year	$3,424	$2,314
Percent change over prior year	15%	11%

General and administrative expenses consist primarily of personnel costs for finance, administration, operations and general management, as well as legal and accounting expenses. The increase in 2004 was primarily due to increased accounting and compliance costs associated with the Sarbanes-Oxley Act of $2.1 million, fixed asset disposal losses of $0.5 million, and a rent expense adjustment of $0.4 million incurred in 2004. The increase in 2003 was primarily due to severance costs for a senior executive and settlement of litigation, partially offset by our restructuring activities and reduction in headcount.

We expect general and administrative expenses to be approximately $1.0 million higher in the first quarter of 2005 than the fourth quarter of 2004 primarily due to increased costs associated with the Sarbanes-Oxley Act. We expect general and administrative expenses to be slightly up for 2005 compared with 2004.

Amortization and Impairment of Other Intangibles

	2004	2003	2002
	(in thousands, except percentages)
Amortization and impairment of other intangibles	$12,237	$7,854	$6,015
Percent of net revenues	8%	6%	4%
Change over prior year	$4,383	$1,839
Percent change over prior year	56%	31%

Amortization and impairment of other intangibles represents amortization and impairment of our non-technology related intangible assets. Amortization of other intangibles increased slightly in 2004 as the result of our acquisitions in the United Kingdom and Switzerland. During 2004, we also recorded non-cash impairment charges totaling $4.1 million. This amount included $2.4 million to write-off the carrying value of our Techfi non-compete agreements and maintenance contracts resulting from our decision to sunset certain products within our Techfi product line, and $0.4 million and $1.4 million to write-off the carrying value of AWS and Advent Hellas’ customer relationships and trademarks, respectively, as a result of significant underperformance by AWS and Advent Hellas relative to historical and projected future operating results as well as our decision to re-focus our strategic direction on our core businesses.

Amortization of other intangibles increased in 2003 reflecting our acquisitions of Advent Outsource, Techfi, Kinexus, ManagerLink.com, NPO Solutions and our European subsidiaries in the Netherlands, Greece, Denmark, Norway and Sweden.

We expect amortization of other intangibles to be approximately $4.3 million in 2005.

Purchased In-Process Research and Development

	2004	2003	2002
	(in thousands, except percentages)
Purchased in-process research and development	$—	$—	$1,450
Percent of net revenues	0%	0%	1%
Change over prior year	$—	$(1,450)
Percent change over prior year	0%	(100)%

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

Restructuring Charges

	2004	2003	2002
	(in thousands, except percentages)
Restructuring charges	$5,133	$9,112	$—
Percent of net revenues	3%	7%	0%
Change over prior year	$(3,979)	$9,112
Percent change over prior year	(44)%

In response to the downturn in the financial services industry, the decline in information technology spending and duplicative efforts in parts of our AIM reporting segment as a result of various acquisitions, we implemented several phases of restructuring beginning in 2003. These plans were implemented to reduce costs and improve operating efficiencies by better aligning our resources to our near-term revenue opportunities.

For fiscal 2004, we recorded total restructuring charges of $5.1 million consisting of $5.0 million to exit leased facilities, $0.9 million for the write-off of property and equipment, $136,000 for severance and benefits associated with the termination of nine employees, and net benefits of $893,000 to adjust our original estimates for vacated facilities and severance charges.

We continued to consolidate office space during 2004 and incurred charges of $4.9 million for facility and exit costs and $0.9 million of property and equipment impairment charges related to vacating a facility in San Francisco, California, and $78,000 to vacate a portion of a facility in Cambridge, Massachusetts. We estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. During the year, we entered into sublease agreements on vacated facilities in San Francisco and New York, and recorded accretion expense to adjust the present value of lease obligations on vacated facilities at December 31, 2004, resulting in a net adjustment to our original estimates of $794,000. During the year we also incurred charges of $136,000 for severance and benefits related to the termination of nine employees located primarily in New York, and reversed $99,000 of severance and benefits primarily related to employees terminated in 2003, as costs were lower than previously anticipated.

For fiscal 2003, we recorded total restructuring charges of $9.1 million consisting of $5 million for severance and benefits associated with a workforce reduction of 176 employees, $3.2 million for costs to exit leased facilities, and $0.9 million for the write-off of property and equipment.

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

The following table set forth an analysis of the components of the restructuring charges and the payments and non-cash charges made against the accrual at December 31, 2004 (in thousands):

	Facility Exit Costs	Severance and Benefits	Property & Equipment Abandoned	Total
Balance of restructuring accrual at December 31, 2002	$—	$—	$—	$—
Restructuring charges	3,247	5,004	861	9,112
Reversal of deferred rent related to facilities exited	194	—	—	194
Cash payments	(1,257)	(4,750)	—	(6,007)
Non-cash charges	(3)	(90)	(861)	(954)

Balance of restructuring accrual at December 31, 2003	2,181	164	—	2,345
Restructuring charges	5,027	136	863	6,026
Reversal of deferred rent related to facilities exited	272	—	—	272
Cash payments	(2,529)	(189)	—	(2,718)
Non-cash charges	—	—	(863)	(863)
Adjustment of prior restructuring costs	(794)	(99)	—	(893)

Balance of restructuring accrual at December 31, 2004	$4,157	$12	$—	$4,169

Of the remaining restructuring accrual of $4.2 million at December 31, 2004, $1.1 million and $3.1 million are included in accrued liabilities and other long-term liabilities, respectively. The remaining excess facility costs of $4.2 million are stated at estimated fair value, net of estimated sub-lease income of $5.4 million. We expect to pay the remaining obligations in connection with vacated facilities over the remaining lease terms, which will expire on various dates through 2012. We expect to pay the remaining severance and benefits in 2005. As the result of our restructuring activities implemented to date, we have reduced our total expenses by approximately $15 million on an annual basis.

Operating Income (Loss) by Segment

	2004	2003	2002
	(in thousands)
Advent Investment Management	$(139)	$(26,095)	$(8,454)
MicroEdge	675	965	2,613
Other	43	(108)	1,170
Unallocated corporate operating costs and expenses:
Amortization and impairment of developed technology	(6,471)	(6,567)	(4,847)
Amortization and impairment of other intangibles	(12,237)	(7,854)	(6,015)

Total	$(18,129)	$(39,659)	$(15,533)

AIM’s operating losses in fiscal 2004 decreased as revenue increased and we benefited from continued cost-cutting initiatives and the restructuring activities initiated in 2003. AIM’s operating losses increased 209% in fiscal 2003 which is generally the result of lower revenues and higher restructuring costs relating to workforce reductions and real estate consolidation taken in 2003.

MicroEdge’s operating income declined 63% in fiscal 2003 as a result of revenue decline and increased cost of revenues as product mix shifted.

See Note 13, “Segment and Geographical Information”, to the consolidated financial statements for additional information regarding our segments.

Interest Income and Other Expense, net

	2004	2003	2002
	(in thousands, except percentages)
Interest income and other expense, net	$1,905	$3,526	$5,854
Percent of net revenues	1%	3%	4%
Change over prior year	$(1,621)	$(2,328)
Percent change over prior year	(46)%	(40)%

Interest income and other expense, net consists of interest income, realized gains and losses on short-term investments, our pro rata share of net income or loss on our equity method investment and foreign currency gains and losses. Interest income was $2.7 million, $2.6 million and $4.8 million in fiscal 2004, 2003 and 2002, respectively. Our pro rata share of losses from our equity method investment was $257,000, $104,000 and $58,000 in fiscal 2004, 2003 and 2002, respectively. The remaining components of interest income and other expense, net fluctuate primarily due to foreign currency gains and losses and realized gains and losses from sales of investments.

Loss on Investments

	2004	2003	2002
	(in thousands, except percentages)
Loss on investments	$—	$1,998	$13,521
Percent of net revenues	0%	2%	9%
Change over prior year	$(1,998)	$(11,523)
Percent change over prior year	(100)%	(85)%

Loss on investments includes other-than-temporary losses on our investments in privately held companies. We recorded write-downs of $0, $2 million and $13.5 million in 2004, 2003 and 2002, respectively, on these investments. The loss on investments in 2002 consisted primarily of a write-off of $9 million of our investment in Encompys and a $2 million write-off of our investment in myCFO, Inc.

We do not anticipate any loss on investments in 2005; however, we will continue to evaluate our investments in accordance with generally accepted accounting principles and our internal policies.

Provision for (Benefit from) Income Taxes

	2004	2003 (Restated, See Note 2)	2002
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$20	$54,802	$(3,964)
Percent of net revenues	0%	40%	(3)%
Change over prior year	$(54,782)	$58,766
Percent change over prior year	(100)%	1,482%

During 2003, we established a full valuation allowance against our deferred tax assets in the United States because we determined it is more likely than not that these deferred tax assets will not be realized in the foreseeable future. As a result, the provision for income taxes was $20,000 in 2004 as compared to a provision for income taxes of $54.8 million in 2003 and a benefit from income taxes of $4.0 million in 2002, with an effective tax rate of 0.1% (provision) in 2004, 143.7% (provision) in 2003, and 17.1% (benefit) in 2002. As of December 31, 2004, we made no provision for a cumulative total of $383,000 of undistributed earnings for certain non-U.S. subsidiaries, which have been or are intended to be permanently reinvested.

Liquidity and Capital Resources

Our aggregate cash, cash equivalents and marketable securities at December 31, 2004 were $165.5 million, compared with $160.1 million at December 31, 2003. Cash equivalents are comprised of highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase.

The table below, for the periods indicated, provides selected consolidated cash flow information (in thousands):

	Fiscal Years
	2004	2003	2002
Net cash provided by operating activities	$24,985	$7,049	$29,957
Net cash provided by (used in) investing activities	$(34,105)	$922	$(103,356)
Net cash used in financing activities	$(4,619)	$(3,859)	$(34,274)

Cash flows from Operating Activities

Our cash flows from operating activities represent the most significant source of funding for our operations. Operating activities provided $25 million, $7 million and $30 million in 2004, 2003 and 2002, respectively. Our cash provided by operating activities generally follows the trend in our net revenues and operating results. Our net loss during fiscal 2004 was more than offset by non-cash charges including depreciation, amortization and impairment, loss on disposition of fixed assets and loss on investments. Other sources of cash during fiscal 2004 included decreases in accounts receivable, prepaid and other assets, income taxes receivable and increases in accrued liabilities and deferred revenues. The decrease in accounts receivable reflected strong collections during the year. Days’ sales outstanding decreased to 73 at December 31, 2004 from 82 at December 31, 2003 (adjusted for the discontinuation of the net-downs and our change in revenue classification from our Second Street Securities subsidiary when they engage in the soft dollaring of third party products or services—see “Reclassifications” and “Critical Accounting Policies and Estimates—Revenue Recognition—Professional Services and Other Revenues” in this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations). The decrease in prepaid and other assets reflected prepaid expense amortization and collection of a receivable for a litigation settlement recorded in the fourth quarter of 2003. The decrease in income taxes receivable reflected the receipt of a federal income tax refund. The increase in accrued liabilities was primarily due to restructuring charges recorded for facilities vacated during the year. The increase in deferred revenues reflected new maintenance contracts, existing maintenance contracts renewed at higher prices, and more contracts signed on a term model. The major uses of our operating cash include funding payroll (salaries, bonuses and benefits), general operating expenses (marketing, travel, and office rent) and cost of revenues.

Our net loss in 2003 was significantly offset by non-cash charges, while our net loss in 2002 was more than offset by these charges. Significant sources of cash during these years included decreases in accounts receivable balances.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, amount of revenue deferred resulting from our shift from a perpetual to term license model, collection of accounts receivable, and timing of payments.

Cash Flows from Investing Activities

Net cash used in investing activities in 2004 of $34.1 million consisted of net purchases of marketable securities of $20.8 million, cash used in acquisitions of $9.6 million and capital expenditures of $3.7 million. Cash used in acquisitions reflected the acquisition of the remaining distributor businesses of Advent Europe in the United Kingdom and Switzerland in May 2004, and earn-out payments made to the shareholders of Advent Outsource. During 2004, we have added significant customers in the EMEA region and view this as an increasingly important market for us in the future. See Note 4, “Acquisitions”, to the consolidated financial statements for additional information regarding acquisitions.

Net cash provided by investing activities in 2003 of $0.9 million consisted of net sales and maturities of marketable securities of $17.6 million, partially offset by $9.9 million used for the acquisition of Advent Netherlands BV and capital expenditures of $6.8 million.

Net cash used in investing activities in 2002 of $103.4 million consisted of $89 million used in connection with our acquisitions of Kinexus, Techfi, Advent Hellas, Advent Outsource and earn-outs related to the acquisition of NPO Solutions, net purchases of non-marketable investments of $8.1 million, capital expenditures of $6.7 million and $6.1 million used for deposits, partially offset by net sales and maturities of marketable securities of $6.5 million.

We do not expect a significant change in our capital expenditures in 2005.

Cash Flows from Financing Activities

Net cash used in financing activities in 2004 of $4.6 million reflected the repurchase of 744,000 shares of our common stock for $11.9 million, partially offset by stock issued through employee stock purchase and stock option plans totaling $7.3 million.

Net cash used in financing activities in 2003 of $3.9 million reflected the repurchase of 1.0 million shares of our common stock for $14.3 million, partially offset by stock issued through employee stock purchase and stock option plans totaling $10.6 million.

Net cash used in financing activities in 2002 of $34.3 million reflected the repurchase of 2.4 million shares of our common stock for $49.7 million, partially offset by stock issued through employee stock purchase and stock option plans totaling $15.5 million.

Our liquidity and capital resources in any period could be affected by the exercise of outstanding stock options and issuance of common stock under our employee stock purchase plan. The resulting increase in the number of outstanding shares could also affect our per share results of operations. However, we cannot predict the timing or amount of proceeds from the exercise of these securities, or whether they will be exercised at all. Furthermore, we intend to continue our common stock repurchase activity under the share repurchase program approved by the Board of Directors and publicly announced in May 2004.

At December 31, 2004, we had $128.6 million in working capital, down from $133.5 million at December 31, 2003. We currently have no significant capital commitments other than net commitments under our operating leases, which declined from $46.2 million at December 31, 2003 to $31.5 million at December 31, 2004, as a result of exiting and sub-leasing various facilities as part of our restructuring activities.

The following table summarizes our contractual cash obligations as of December 31, 2004 (in thousands):

	Fiscal Years
	2005	2006	2007	2008	2009	Thereafter	Total
Operating lease obligations, net of sub-lease income	$8,311	$7,180	$5,604	$5,286	$2,418	$2,706	$31,505

We have contingent liabilities related to the acquisition of Advent Outsource Data Management in the form of potential earn-out distributions under a formula based on revenue results through December 31, 2004. As of December 31, 2004, approximately $0.8 million will be paid in fiscal 2005. We do not anticipate any further earn-outs related to this acquisition.

At December 31, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We have taken numerous actions over the last two years to strengthen our cash position and balance sheet and to improve our ability to generate positive cash flow from operating activities. Many of these actions were taken in the last half of 2003 in order to offset the negative impacts of the economic downturn and decreased information technology spending which negatively impacted our net revenues.

We expect that for the foreseeable future, our operating expenses will continue to constitute a significant use of cash flow. In addition, we may use cash to fund acquisitions or invest in other businesses. Based upon our past performance and current expectations, we believe that our cash and cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases and financing activities for at least the next twelve months.

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements as of December 31, 2004 consist of obligations under operating leases. See Note 9, “Commitments and Contingencies” to the consolidated financial statements and the Liquidity and Capital Resources section above for further discussion and a tabular presentation of our contractual obligations.

Recent Developments

On February 22, 2005, our Board of Directors approved an extension of the Company’s stock repurchase program to authorize the repurchase of up to an additional 1.8 million shares of common stock.

From January 1, 2005 through March 10, 2005, we repurchased 2.1 million shares under our current common stock repurchase plan for a total cost of $38 million and an average price of $17.87 per share.

On March 8, 2005 certain of the former shareholders and the shareholders’ representative of Kinexus filed suit against Advent in the Delaware Chancery Court. The complaint alleges that Advent breached the Agreement and Plan of Merger dated as of December 31, 2001 pursuant to which Advent acquired all of the outstanding shares of Kinexus due principally to the fact that no amount was paid by Advent on an earn-out of up to $115 million. The earn-out, which was payable in cash or stock at the election of Advent, was based upon Kinexus meeting certain revenue targets in both 2002 and 2003. The complaint seeks unspecified compensatory damages, an accounting and restitution for unjust enrichment. Advent advised the shareholders’ representative in January 2003 that the earn-out terms had not been met in 2002 and accordingly that no earn-out was payable for 2002 and would not be payable for 2003. We dispute the plaintiffs’ claims and believe that we have meritorious defenses and counterclaims and intend to vigorously defend this action. Management believes that any potential loss associated with this litigation is neither probable nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

On April 6, 2005, the NASDAQ Listing Qualifications Department (the “Nasdaq Staff”) notified us that we were not in compliance with the requirements of the NASDAQ Marketplace Rule 4310(c)(14) because we had not yet filed our Annual Report on Form 10-K for the period ended December 31, 2004 (the “2004 10-K”) with the Securities and Exchange Commission as of April 5, 2005. Consequently, our common stock is subject to delisting from the Nasdaq Stock Market. Our delay in filing our 2004 10-K is the only listing deficiency cited by the Nasdaq Staff.

We intend to request an appeal hearing before a Nasdaq Listing Qualifications Panel (the “Panel”) to review the delisting determination. Under the Nasdaq Marketplace Rules, the delisting of Advent’s common stock will be stayed pending the Panel’s review and determination. Until the Panel’s ultimate determination, the date of which is not yet known, Advent common shares will continue to be traded on the Nasdaq Stock Market, but our trading symbol as of April 7, 2005, was amended from “ADVS” to “ADVSE”, to reflect our filing delinquency.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in our third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and net income (loss) per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FAS 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“AJCA”).” The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. We do not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Because we have a policy of permanent reinvestment of foreign earnings, there is no tax benefit included in the current year’s provision for income tax. We do not expect that the adoption of FAS 109-2 will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29” (APB No. 29). SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transaction that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges entered into in fiscal periods beginning after June 15, 2005 and is required to be adopted by us in third quarter of 2005. We do not expect the adoption of SFAS No. 153 will have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued Emerging Issues Task Force Issue No. 03-13 (“EITF 03-13”), “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” in Determining Whether to Report Discontinued Operations”. EITF 03-13 clarifies the approach for assessing whether the conditions in paragraph 42 of SFAS No. 144 for reporting results of a disposed component as discontinued operations have been met. EITF 03-13 should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. Previously reported operating results related to transactions initiated within an enterprise’s fiscal year that includes the date that this consensus is ratified may be reclassified to reflect the consensus. EITF 03-13 did not, and is not expected to, have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2004, the FASB issued Emerging Issues Task Force Issue No. 02-14 (“EITF 02-14”), “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF 02- 14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. We do not expect the adoption of EITF 02-14 to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2004, the FASB issued EITF issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, as amended, which provides new guidance assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements are effective with this annual report for fiscal 2004. We will evaluate the impact of the accounting provisions of EITF 03-1 once final guidance is issued.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, which revises or rescinds portions of Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of Emerging Issues Task Force 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” SAB 104 also incorporated certain sections of the SEC’s “Revenue Recognition in Financial Statements—Frequently Asked Questions and Answers” document. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our consolidated financial position, results of operations or cash flows.

RISK FACTORS

Investors should carefully consider the risks described below before making an investment decision. These risks are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K filed with the Securities and Exchange Commission, including our consolidated financial statements and related notes thereto.

Our Operating Results May Fluctuate Significantly.

Our software products are sold primarily on a perpetual license model. Individual software licenses vary significantly in value, and the value and timing of these transactions can therefore cause our quarterly license revenues to fluctuate. We have often recognized a substantial portion of each quarter’s license revenues in the last month, weeks or even days of the quarter. As a result, the magnitude of quarterly fluctuations in license revenue may not be evident until late in or after the close of a particular quarter and a disruption late in the quarter may have a disproportionately large negative impact on revenue. In addition, some of our large professional services contracts contain performance milestones or acceptance clauses, which affect the timing of revenue recognized under such contracts. As a result of both these factors, our quarterly net revenues have fluctuated significantly. Our expense levels are based in significant part on our expectations of future revenues and therefore are relatively fixed in the short term. Due to the fixed nature of these expenses, combined with the relatively high gross margin historically achieved on our products, an unanticipated decline in net revenues in any particular quarter may adversely affect our operating results. These factors have impacted and may continue to impact our results.

We have begun a transition from selling mostly perpetual licenses to selling a mix of perpetual and multi-year term licenses, and we expect term license revenue to increase as a proportion of total license revenue in the future. We recognize revenue for term licenses ratably over the period of the contract term, which is typically three to five years. Including our entry level product, Advent Office Essentials, we recognized approximately 10% of license revenue from term licenses in 2004. If we are successful in our strategy to increase the proportion of our business signed on term license contracts, it will result in a greater portion of license revenue being deferred and could therefore impact the level and timing of our profitability. However, over the long-term the increases in deferred license revenue and backlog, which we define as the value of multi-year term license contracts not included in deferred revenue, will lower the quarterly variability of license revenues.

In addition, we experience seasonality in our license revenue. The fourth quarter of the year typically has the highest license revenue, followed by lower license revenue in the first quarter of the succeeding year. We believe that this seasonality results primarily from customer budgeting cycles and expect this seasonality to continue in the future, although if we are successful in moving more of our licenses to a term model, the impact of this seasonality will likely decrease.

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

We Depend Heavily on Our Product, Axys.

Historically, we have derived a significant portion of our net revenues from the licensing of Axys, and related ancillary products and services. In addition, many of our other applications, such as Partner, Moxy, Qube and various data interfaces were designed to operate with Axys to provide an integrated solution. As a result, we believe that for the foreseeable future a majority of our net revenues will depend upon continued market acceptance of Axys, enhancements or upgrades to Axys and related products and services. As our clients include a range of organizations, including asset managers, investment advisors, brokerage firms, banks, family offices, hedge funds and others, the degree of continued market acceptance also will depend on the number of firms within each type of organization and the degree to which Axys previously penetrated those firms.

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

We Face Intense Competition.

The market for investment management software is intensely competitive and highly fragmented, is subject to rapid change and is sensitive to new product introductions and marketing efforts by industry participants. Our largest single source of competition is from proprietary systems used by existing and potential clients, many of whom develop their own software for their particular needs and therefore may be reluctant to license software products offered by independent vendors like Advent. Other competitors include providers of software and related services as well as providers of outsourced services, and include some of the following vendors: Beauchamp, Charles River Development, CheckFree Corporation, SunGard, the Eagle subsidiary of Mellon Financial Corporation, Eze Castle Software, Financial Models Company, Inc., FT Integretorsia, IBSI, IDS, Indata, Linedata, Macgregor Financial Technologies, Schwab Performance Technologies, Simcorp A/S, SS&C Technologies, Inc., the Portia Division of Thomson Financial and others.

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

We Must Continue to Introduce New Products and Product Enhancements.

The market for our products is characterized by rapid technological change, changes in customer demands and evolving industry standards. New products based on new technologies or new industry standards can render existing products obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop new products or product enhancements that address the future needs of our target markets and to respond to these changing standards and practices. We may not be successful in developing, introducing and marketing new products or product enhancements on a timely and cost effective basis, or at all, and our new products and product enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. Delays in the commencement of commercial shipments of new products or enhancements may result in client dissatisfaction and delay or loss of product revenues. In addition, clients may delay purchases in anticipation of new products or product enhancements. If we are unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or client requirements, or if new products or new versions of existing products do not achieve market acceptance, our business would be seriously harmed. In addition, our ability to develop new products and product enhancements is dependent upon the products of other software vendors, including certain system software vendors, such as Microsoft Corporation, Sun Microsystems, database vendors and development tool vendors. If the products of such vendors have design defects or flaws, are unexpectedly delayed in their introduction, or are unavailable on acceptable terms, our business could be seriously harmed. Our software products are complex and may contain undetected defects or errors when first introduced or as new versions are released. Although we have not experienced adverse effects resulting from any software errors, we cannot be sure that, despite testing by us and our clients, defects or errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could seriously harm our business.

We Must Retain and Recruit Key Employees.

We believe that our future success is dependent on the continued employment of our senior management and our ability to identify, attract, motivate and retain qualified technical, sales and other personnel. We need technical resources such as our product development engineers to develop new products and enhance existing products and we rely upon sales personnel to sell our products and services and maintain healthy business relationships. We therefore need to identify, attract, motivate and retain such employees with the requisite education, backgrounds and industry experience. If we are unable to do so, our business could be harmed. In addition, we must attract and retain financial and accounting personnel to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We have relied on our ability to grant equity compensation as one mechanism for recruiting and retaining such highly skilled personnel. Recently enacted accounting regulations requiring the expensing of equity compensation may impair our ability to provide these incentives without incurring significant compensation costs. If we are unable to continue to successfully attract and retain key personnel, our business may be harmed.

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

The revenues, expenses, assets and liabilities of our international subsidiaries are primarily denominated in local currencies. We have not historically undertaken foreign exchange hedging transactions to cover potential foreign currency exposure. Future fluctuations in currency exchange rates may adversely affect revenues and accounts receivable from international sales and the U.S. dollar value of our foreign subsidiaries’ revenues, expenses, assets and liabilities. Our international revenues from our European subsidiaries are generally denominated in local foreign currencies, with the exception of our Geneva license transactions.

Difficulties in Integrating Our Acquisitions and Expansion Into New Business Areas Have Impacted and Could Continue to Adversely Impact Our Business and We Face Risks Associated with Potential Acquisitions, Investments, Divestitures and Expansion.

From 2001 through the middle of 2003, our strategy focused on growth through the acquisition of additional complementary businesses. During those years, we made five major acquisitions including Kinexus Corporation, Techfi Corporation and Advent Outsource Data Management LLC, and also acquired all of the common stock of five of our European distributor’s subsidiaries. In addition, we purchased our European distributor’s remaining two subsidiaries in the United Kingdom and Switzerland in May 2004.

The complex process of integrating our acquisitions has required and will continue to require significant resources, particularly in light of our relative inexperience in integrating acquisitions. Integrating these acquisitions has been and will continue to be time-consuming, expensive and disruptive to our business. This integration process has strained and could continue to strain our managerial resources, resulting in the diversion of these resources from our core business objectives. Failure to achieve the anticipated benefits of these acquisitions or to successfully integrate the operations of these entities has harmed and could continue to harm our business, results of operations and cash flows. For example, in the first quarter of 2003, we closed our Australian subsidiary because it failed to perform at a satisfactory profit level. In addition, as we have expanded into new business areas and offerings through strategic alliances and internal development, as well as acquisitions, some of this expansion has required significant management time and resources without generating significant revenues. We have had difficulty and may continue to have difficulty creating demand for such offerings, and revenue growth for these newer business areas has suffered and may continue to suffer. For example, demand for our Techfi product line was significantly lower than expected and thus we discontinued certain products within our Techfi product line in September 2004. As a result, we recorded a non-cash impairment charge of $3.4 million in the third quarter of 2004 to write-off the carrying value of certain Techfi-related intangible assets.

We may not realize the anticipated benefits from our acquisitions because of the following significant challenges:

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

We have incurred and expect to continue to incur significant costs and commit significant management time in integrating the operations, technology, development programs, products, administrative and information systems, customers and personnel of these acquisitions. These costs have been and will likely continue to be substantial and include costs for:

•	integrating and reorganizing operations, including combining teams, facilities and processes in various functional areas;

•	identifying duplicative or redundant resources and facilities, developing plans for resource consolidation and implementing those plans;

•	fees and expenses of professionals and consultants involved in completing the integration process;

•	settling existing liabilities of these companies;

•	uncovering through our audit process new issues reflected on the companies’ financial statements;

•	vacating, sub-leasing and closing facilities;

•	employee relocation, redeployment or severance costs;

•	discontinuing certain products and services;

•	integrating technology and products; and

•	other transaction costs associated with the acquisition, including financial advisor, attorney, accountant and exchange agent fees.

We may make additional acquisitions of complementary companies, products or technologies in the future. In addition, we periodically evaluate the performance of all our products and services and may sell or discontinue current products and services. Failure to achieve the anticipated benefits of any future acquisition or divestiture could also harm our business, results of operations and cash flows. Furthermore, we may have to incur debt, write-off investments, infrastructure costs or other assets, incur severance liabilities, write-off impaired goodwill or other intangible assets or issue equity securities to pay for any future acquisitions. The issuance of equity securities could dilute our existing stockholders’ ownership. Finally, we may not identify suitable businesses to acquire or negotiate acceptable terms for acquisitions.

Difficulties We May Encounter Managing Changes in the Size of Our Business Could Adversely Affect Our Operating Results.

Our business has experienced years of rapid growth in 2000 and 2001 through both internal expansion and acquisitions, followed by reduced revenues in 2002 and 2003, and significant downsizing during 2003 and 2004. These changes have caused and may continue to cause a significant strain on our infrastructure, internal systems and managerial resources. Beginning in 2003, we took steps to better align our resources with our operating requirements in order to increase our efficiency. Through these steps, we reduced our headcount, closed selected offices and incurred charges for employee severance and excess facilities capacity. While we believe that these steps help us achieve greater operating efficiency, we have limited history with such measures and the results of these measures are less than predictable. Additional restructuring efforts may be required. To manage our business effectively, we must continue to streamline our infrastructure, including operating and administrative systems and controls; and continue managing headcount, capital and processes in an efficient manner. We believe workforce reductions, management changes and facility consolidation create anxiety and uncertainty and may adversely affect employee morale. These measures could adversely affect our employees that we wish to retain and may also adversely affect our ability to hire new personnel. In addition, our revenues may not grow in alignment with our headcount.

Writing Off Investments Could Harm Our Results of Operations.

We have made investments in privately held companies, which we classify as other assets on our consolidated balance sheets. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. Due to these and other factors, we have previously determined, and may in the future determine, that the value of these investments is impaired, which has caused and would cause us to write down the carrying value of these investments, such as the write downs of our investments of $2.0 million and $13.5 million in fiscal 2003 and 2002, respectively. Furthermore, we cannot be sure that future investment, license, fixed asset or other asset write-downs will not happen, particularly if the downturn in the financial services industry and the decline in information technology spending continues. If future write-downs do occur, they could harm our business and results of operations.

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

If Our Relationship with Financial Times/Interactive Data Is Terminated, Our Business May Be Harmed.

Many of our clients use our proprietary interface to electronically retrieve pricing and other data from Financial Times/Interactive Data (FTID). FTID pays us a commission based on their revenues from providing this data to our clients. Our software products have been customized to be compatible with their system and this software would need to be redesigned if their services were unavailable for any reason. Termination of our agreement with FTID would require at least two years notice by either us or them, or 90 days in the case of material breach. Our revenue could be adversely impacted if our relationship with FTID were terminated or their services were unavailable to our clients for any reason.

If We Are Unable to Protect Our Intellectual Property We May Be Subject to Increased Competition that Could Seriously Harm Our Business.

Our success depends significantly upon our proprietary technology. We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We have registered trademarks for many of our products and services and will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees and with our resellers and customers. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite these efforts, it may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use our proprietary information. We do not have any patents, and existing copyright and trade secret laws afford only limited protection. In addition, we cannot be certain that others will not develop substantially equivalent or superseding proprietary technology, or that equivalent products will not be marketed in competition with our products, thereby substantially reducing the value of our proprietary rights. We cannot be sure that we will develop proprietary products or technologies that are patentable, that any patent, if issued, would provide us with any competitive advantages or would not be challenged by third parties, or that the patents of others will not adversely affect our ability to do business. Litigation may be necessary to protect our proprietary technology. This litigation may be time-consuming and expensive. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. We cannot be sure that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products or design around any patent that may be issued to us or other intellectual property rights of ours.

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

Business Disruptions Could Adversely Affect Our Business.

Our operations are exposed to potential disruption by fire, earthquake, power loss, telecommunications failure, and other events beyond our control. Additionally, we are vulnerable to disruption caused by political and terrorist incidents. For example, our facilities in New York were temporarily closed due to the September 11, 2001 terrorist attacks. Immediately after the terrorist attacks, our clients who were located in the World Trade Center area were concentrating on disaster recovery rather than licensing additional software components, while the grounding of transportation impeded our ability to deliver professional services at client sites. Additionally, during the temporary closure of the U.S. stock markets, our clients did not use our market data services. Our corporate headquarters is located in the San Francisco Bay Area, which is a region with significant seismic activity. Earthquakes such as that experienced in 1989 could disrupt our business. Such disruptions could affect our ability to sell and deliver products and services and other critical functions of our business and could seriously harm us. Further, such events could cause instability in the financial markets upon which we depend.

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

Recently Enacted and Proposed Changes in Securities Laws and Regulations Will Increase Our Costs.

The Sarbanes-Oxley Act (“the Act”) of 2002, which became law in July 2002, requires changes in some of our corporate governance and securities disclosure and/or compliance practices. As part of the Act’s requirements, the Securities and Exchange Commission has been promulgating new rules on a variety of subjects, in addition to other rule proposals, and the NASDAQ Stock Market has enacted new corporate governance listing requirements. These developments have increased our accounting and legal compliance costs and could also expose us to additional liability. In fiscal 2004, we have incurred approximately $2.1 million in Sarbanes-Oxley related expenses. In addition, such developments may make retention and recruitment of qualified persons to serve on our board of directors or executive management more difficult. We continue to evaluate and monitor regulatory and legislative developments and cannot reliably estimate the timing or magnitude of all costs we may incur as a result of the Act or other related legislation or regulation.

Our Financial Results Could be Affected by Changes in the Accounting Rules Governing the Recognition of Stock-based Compensation Expense.

We measure compensation expense for our employee stock compensation plans under the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in our third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition method includes prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

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

If We Fail to Maintain an Effective System of Internal Controls, We May Not be Able to Accurately Report Our Financial Results. As a Result, Current and Potential Stockholders Could Lose Confidence in Our Financial Reporting, Which Would Harm Our Business and the Trading Price of Our Stock.

Effective internal controls are necessary for us to provide reliable financial reports. If we can not provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement including control deficiencies that may constitute material weakness. For example, as of December 31, 2004, the Company did not maintain effective controls over the valuation of its property and equipment accounts, including the related restructuring provision. Specifically, the Company’s impairment analysis of its property and equipment accounts related to its decision to vacate a facility failed to identify and include all applicable assets. This control deficiency resulted in a restatement of the Company’s financial statements for the quarters ended June 30, 2004 and September 30, 2004 and an adjustment to the fourth quarter 2004 financial statements. Additionally, this control deficiency could result in a misstatement to the property and equipment accounts and related restructuring provision that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.

The Company also did not maintain effective controls over the accounting for income taxes, including the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision as of December 31, 2004. Specifically, the Company did not have controls to identify that deferred income tax assets and related deferred income tax valuation allowances had been inappropriately recorded. Further, the Company did not have controls in place to include all state income tax liabilities in its income taxes payable account. These control deficiencies resulted in a restatement of the Company’s financial statements for the year ended December 31, 2003, the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, and an adjustment to the fourth quarter 2004 financial statements. Additionally, these control deficiencies could result in a misstatement to the income taxes payable, deferred income tax asset and liabilities, and income tax provision accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.

Management has determined that these control deficiencies constituted material weaknesses as of December 31, 2004. Consequently, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2004 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. The Company has begun executing on a remediation plan, as discussed in “Management’s Report on Internal Control over Financial Reporting” in Item 8 of this Report, and expects to have implemented the new control procedures and to have hired additional tax accounting personnel by the end of the second quarter of 2005.

Any failure to implement and maintain the improvements in our internal controls over financial reporting, or difficulties encountered in the implementation of these improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls to address these identified weaknesses could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Historically, much of our revenues and capital spending was transacted in U.S. dollars. However, since the acquisitions of Advent Denmark, Advent Norway, Advent Sweden, Advent Hellas, Advent Netherlands, and Advent Europe’s remaining distributors in the United Kingdom and Switzerland, whose revenues, with the exception of Geneva transactions and capital spending, are transacted in local country currencies, we have greater exposure to foreign currency fluctuations. Because the results of operations from these territories are not material to our operating results, a hypothetical 10% change in foreign currency exchange rates would not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our interest rate risk relates primarily to our investment portfolio, which consisted of $18.1 million in cash equivalents and $144.4 million in marketable securities as of December 31, 2004. An immediate sharp increase in interest rates could have a material adverse effect on the fair value of our investment portfolio. Conversely, immediate sharp declines in interest rates could seriously harm interest earnings of our investment portfolio. We do not currently use derivative financial instruments in our investment portfolio, nor hedge for these interest rate exposures.

By policy, we limit our exposure to longer-term investments, and the majority of our investment portfolio at December 31, 2004 and 2003 had interest rate maturities of less than one year. As a result of the relatively short duration of our portfolio, an immediate hypothetical parallel shift to the yield curve of plus 25 basis points (BPS), 50 BPS and 100 BPS would result in a reduction of 0.16% ($254,000), 0.31% ($507,000) and 0.62% ($1,014,000), respectively, in the market value of our investment portfolio as of December 31, 2004.

We have also invested in several privately-held companies, most of which can still be considered in the start-up or development stages. These non-marketable investments are classified as other assets on our consolidated balance sheets. Our investments in privately-held companies could be affected by an adverse movement in the financial markets for publicly-traded equity securities, although the impact cannot be directly quantified. These investments are inherently risky as the market for the technologies or products these privately-held companies have under development are typically in the early stages and may never materialize. The value of these investments is also influenced by factors including the operating effectiveness of these companies, the overall health of the companies’ industries and the strength of the private equity markets. We could lose our entire investment in these companies. At December 31, 2004, our net investments in privately-held companies totaled $8.6 million.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in its assessment of the effectiveness of the Company’s internal control over financial reporting:

•	As of December 31, 2004, the Company did not maintain effective controls over the valuation of its property and equipment accounts, including the related restructuring provision. Specifically, the Company’s impairment analysis of its property and equipment accounts related to its decision to vacate a facility failed to identify and include all applicable assets. This control deficiency resulted in a restatement of the Company’s financial statements for the quarters ended June 30, 2004 and September 30, 2004 and an adjustment to the fourth quarter 2004 financial statements. Additionally, this control deficiency could result in a misstatement to the property and equipment accounts and related restructuring provision that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this condition constitutes a material weakness.

•

As of December 31, 2004, the Company did not maintain effective controls over the accounting for income taxes, including the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the Company did not have controls to identify that deferred income tax assets and related deferred income tax valuation allowances had been inappropriately recorded. Further, the Company did not have controls in place to include all state income tax liabilities in its income taxes payable account. These control deficiencies resulted in a restatement of the Company’s financial statements for the year ended December 31, 2003, the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, and an adjustment to the fourth quarter 2004 financial statements. Additionally, these control deficiencies could result in a misstatement to the income taxes payable, deferred income tax asset and liabilities, and income tax provision accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that these conditions constitute material weaknesses.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting at December 31, 2004 based on the criteria set forth in the COSO Internal Control-Integrated Framework.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Remediation Steps to Address Material Weaknesses

The Company’s management has identified the steps necessary to address the material weaknesses in our internal control over financial reporting described above. Our remediation plan is:

•	To document the standards established by our principal financial and accounting officer and other senior accounting personnel for the review, analysis, verification and final determination of the proper accounting treatment for all charges associated with the termination or abandonment of building leases, including establishing a checklist of items to be reviewed in connection with such transactions;

•	To improve the skills, knowledge and experience available to the Company for the preparation and review of our tax provision calculations, through potentially hiring additional tax accounting personnel and by utilizing outside tax consultants;

•	To improve the process, procedures and documentation standards relating to the preparation of the income tax provision calculations; and

•	To increase the level of review of the preparation of the quarterly and annual income tax provision calculations.

The Company has begun executing on a remediation plan and expects to have implemented the new control procedures and to have hired additional tax accounting personnel by the end of the second quarter of 2005.

/s/ STEPHANIE G. DIMARCO Stephanie G. DiMarco President and Chief Executive Officer	/s/ GRAHAM V. SMITH Graham V. Smith Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Advent Software, Inc:

We have completed an integrated audit of Advent Software, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Advent Software, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that Advent Software, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over: (i) the valuation of its property and equipment accounts, including the related restructuring provision, and (ii) the accounting for income taxes, including the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—(Continued)

includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment: the Company did not maintain effective controls over: (i) the valuation of its property and equipment accounts, including a related restructuring provision, and (ii) the accounting for income taxes, including the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Advent Software, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Advent Software, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated its consolidated financial statements for the fiscal year 2003.

/S/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

San Jose, California

April 8, 2005

ADVENT SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31
		(Restated, See Note 2)
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$21,177	$34,761
Marketable securities	144,352	125,311
Accounts receivable, net of allowance for doubtful accounts of $611 and $641	32,778	17,448
Prepaid expenses and other	10,415	11,526
Income taxes receivable	—	1,639

Total current assets	208,722	190,685
Property and equipment, net	18,432	23,381
Goodwill	99,393	86,504
Other intangibles, net	14,668	30,495
Other assets, net	13,362	15,438

Total assets	$354,577	$346,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,825	$1,320
Accrued liabilities	16,855	16,101
Deferred revenues	56,405	36,123
Income taxes payable	4,036	3,596

Total current liabilities	80,121	57,140
Deferred income taxes	2,250	2,812
Other long-term liabilities	6,531	3,482

Total liabilities	88,902	63,434

Commitments and contingencies (See Note 9)

Stockholders’ equity:
Preferred stock; $0.01 par value: 2,000 shares authorized; none issued Common stock; $0.01 par value: 120,000 shares authorized; 32,733 and 32,938 shares issued and outstanding	327	329
Additional paid-in capital	339,995	340,394
Accumulated deficit	(86,921)	(66,483)
Accumulated other comprehensive income	12,274	8,829

Total stockholders’ equity	265,675	283,069

Total liabilities and stockholders’ equity	$354,577	$346,503

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31
		(Restated, See Note 2)
	2004	2003	2002
Net revenues:
License and development fees	$35,665	$29,386	$46,260
Maintenance and other recurring	95,098	86,483	83,359
Professional services and other	19,227	21,290	29,817

Total net revenues	149,990	137,159	159,436

Cost of revenues:
License and development fees	2,138	2,460	1,877
Maintenance and other recurring	27,820	30,396	25,141
Professional services and other	16,526	17,601	17,807
Amortization and impairment of developed technology	6,471	6,567	4,847

Total cost of revenues	52,955	57,024	49,672

Gross margin	97,035	80,135	109,764
Operating expenses:
Sales and marketing	38,893	44,754	56,577
Product development	32,260	34,857	40,352
General and administrative	26,641	23,217	20,903
Amortization and impairment of other intangibles	12,237	7,854	6,015
Purchased in-process research and development	—	—	1,450
Restructuring charges	5,133	9,112	—

Total operating expenses	115,164	119,794	125,297

Loss from operations	(18,129)	(39,659)	(15,533)
Interest income and other expense, net	1,905	3,526	5,854
Loss on investments	—	(1,998)	(13,521)

Loss before income taxes	(16,224)	(38,131)	(23,200)
Provision for (benefit from) income taxes	20	54,802	(3,964)

Net loss	$(16,244)	$(92,933)	$(19,236)

Basic and diluted net loss per share	$(0.49)	$(2.86)	$(0.57)

Weighted average shares used to compute basic and diluted net loss per share	32,944	32,473	33,659

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Comprehensive Loss	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
		Shares	Amount
Balances, December 31, 2001		34,043	$342	$328,447	$75,722	$(122)	$404,389
Exercise of stock options	$—	836	8	12,210	—	—	12,218
Tax benefit from exercise of stock options	—	—	—	8,948	—	—	8,948
Common stock issued under employee stock purchase plan	—	164	1	3,306	—	—	3,307
Common stock issued in connection with an acquisition	—	—	—	1,782	—	—	1,782
Stock-based compensation	—	—	—	(2)	—	—	(2)
Common stock repurchased and retired	—	(2,355)	(24)	(23,569)	(26,074)	—	(49,667)
Warrant	—	165	2	8,500	—	—	8,502
Net loss	(19,236)	—	—	—	(19,236)	—	(19,236)
Unrealized loss on marketable securities, net of tax	(17)	—	—	—	—	(17)	(17)
Foreign currency translation adjustments	3,131	—	—	—	—	3,131	3,131

Comprehensive loss	$(16,122)

Balances, December 31, 2002		32,853	$329	$339,622	$30,412	$2,992	$373,355
Exercise of stock options	$—	874	8	7,800	—	—	7,808
Common stock repurchased and retired	—	(1,000)	(10)	(10,337)	(3,962)	—	(14,309)
Common stock issued under employee stock purchase plan	—	211	2	2,781	—	—	2,783
Stock-based compensation	—	—	—	501	—	—	501
Tax benefit from exercise of stock options	—	—	—	27	—	—	27
Net loss (restated, see Note 2)	(92,933)	—	—	—	(92,933)	—	(92,933)
Unrealized loss on marketable securities, net of tax	(33)	—	—	—	—	(33)	(33)
Foreign currency translation adjustments	5,870	—	—	—	—	5,870	5,870

Comprehensive loss (restated, see Note 2)	$(87,096)

Balances, December 31, 2003 (restated, see Note 2)		32,938	$329	$340,394	$(66,483)	$8,829	$283,069
Exercise of stock options	$—	377	4	4,738	—	—	4,742
Common stock repurchased and retired	—	(744)	(8)	(7,705)	(4,186)	—	(11,899)
Common stock issued under employee stock purchase plan	—	162	2	2,536	—	—	2,538
Stock-based compensation	—	—	—	21	—	—	21
Tax benefit from exercise of stock options	—	—	—	11	—	—	11
Other	—	—	—	—	(8)	—	(8)
Net loss	(16,244)	—	—	—	(16,244)	—	(16,244)
Unrealized loss on marketable securities	(335)	—	—	—	—	(335)	(335)
Foreign currency translation adjustments	3,780	—	—	—	—	3,780	3,780

Comprehensive loss	$(12,799)

Balances, December 31, 2004		32,733	$327	$339,995	$(86,921)	$12,274	$265,675

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31
	2004	(Restated, See Note 2) 2003	2002
Cash flows from operating activities:
Net loss	$(16,244)	$(92,933)	$(19,236)
Adjustments to reconcile net loss to net cash provided by operating activities:
Tax benefit from exercise of stock options	11	27	8,948
Non-cash stock based compensation	21	411	(2)
Depreciation and amortization	21,851	22,273	19,142
Purchased in-process research and development	—	—	1,450
Provision for (reduction of) doubtful accounts	36	(683)	2,407
Other than temporary loss on investments	—	1,998	13,816
Non-cash restructuring charges and impairment loss	6,275	3,626	—
(Gain) loss on investments	401	(35)	368
Deferred income taxes	(900)	61,598	(7,713)
Other	(347)	66	(191)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	1,477	4,305	21,898
Prepaid and other assets	4,290	3,817	3,257
Income taxes receivable	1,641	4,650	(6,289)
Accounts payable	396	(2,325)	(1,150)
Accrued liabilities	1,531	(935)	(5,124)
Deferred revenues	4,108	3,427	254
Income taxes payable	438	(2,238)	(1,878)

Net cash provided by operating activities	24,985	7,049	29,957

Cash flows from investing activities:
Cash used in acquisitions, net of cash acquired	(9,632)	(9,877)	(89,010)
Purchases of property and equipment	(3,667)	(6,803)	(6,708)
Purchases of other investments	—	—	(10,060)
Proceeds from sales of other investments	—	—	1,967
Purchases of marketable securities	(188,319)	(166,955)	(164,891)
Sales and maturities of marketable securities	167,513	184,557	171,425
Deposits and other	—	—	(6,079)

Net cash provided by (used in) investing activities	(34,105)	922	(103,356)

Cash flows from financing activities:
Proceeds from exercises of stock options	4,742	7,808	12,218
Proceeds from issuance and exercise of warrants	—	—	2
Common stock repurchased	(11,899)	(14,309)	(49,667)
Proceeds from common stock issued under the employee stock purchase plan	2,538	2,783	3,307
Repayment of capital leases	—	(141)	(134)

Net cash used in financing activities	(4,619)	(3,859)	(34,274)

Effect of exchange rate changes on cash and cash equivalents	155	668	85
Net increase (decrease) in cash and cash equivalents	(13,584)	4,780	(107,588)
Cash and cash equivalents at beginning of period	34,761	29,981	137,569

Cash and cash equivalents at end of period	$21,177	$34,761	$29,981

Supplemental disclosure of cash flow information:
Cash paid (received) for income taxes, net of refunds	$(858)	$(9,607)	$5,378
Cash paid for interest	$87	$70	$12

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Business description: Advent Software, Inc. (“Advent” or “the Company”) provides stand-alone and client/server software products, data and data interfaces and related maintenance and services that automate, integrate and support certain mission-critical functions of the front, middle and back offices of investment management organizations. Advent’s clients vary significantly in size and assets under management and include investment advisors, brokerage firms, banks, hedge funds, corporations, public funds, foundations, universities and non-profit organizations.

Basis of presentation: The consolidated financial statements include the accounts of Advent and its wholly-owned subsidiaries. All intercompany transactions and amounts have been eliminated.

Year End: Advent’s fiscal year ends on December 31.

Foreign currency translation: The functional currency of the Company’s foreign subsidiaries is their local currencies. All assets and liabilities denominated in foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at the average rate of exchange during the period.

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

Cash and cash equivalents: Cash equivalents are comprised of highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase. These securities are maintained with major financial institutions.

Marketable securities: All of Advent’s marketable securities are classified as available-for-sale and are carried at fair value. The unrealized gains and losses, net of any related tax effect, are reported in accumulated comprehensive income in stockholders’ equity in the accompanying consolidated financial statements, with the exception of Advent’s broker/dealer subsidiary, which reports unrealized gains and losses in interest income and other expense, net. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income and other expense, net.

Investments: Investments are included in other assets and consist of non-marketable investments in privately held companies, most of which can be considered in the start-up or development stages. The Company’s investments in privately held companies are assessed for impairment when a review of the investee’s operations indicates that the decline in value of the investment is other than temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. Impaired investments in privately held companies are written down to estimated fair value. The Company estimates fair value using a variety of valuation methodologies. Such methodologies include comparing the private company with publicly traded companies in similar lines of

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

business, applying revenue multiples to estimated future operating results for the private company and estimating discounted cash flows for that company. Realized gains and losses and declines in value judged to be other-than-temporary on investments are included in interest income and other expense, net.

Product development: Product development expenses consist primarily of salary and benefits for the Company’s development and technical support staff, contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services. Costs incurred for software development prior to technological feasibility are expensed as product development costs in the period incurred. Once the point of technological feasibility is reached, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate or has alternative future uses, development costs are capitalized until the product is ready for general release. To date, software development costs incurred between completion of a working prototype and general availability of the related product have not been significant and have not been capitalized.

Capitalization of internal use software: Certain costs related to computer software developed or obtained for internal use are capitalized in accordance with American Institute of Certified Public Accountants Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company amortizes internal use software costs over their estimated useful lives, which range from two to five years. Costs of $403,000, $734,000 and $414,000 related to the development of internal use software were capitalized in 2004, 2003 and 2002, respectively and classified as property and equipment on the consolidated balance sheets.

Additionally, Advent capitalizes certain costs incurred for web site design and development in accordance with Emerging Issue Task Force No. 00-2, “Accounting for Web Site Development costs.” These costs are amortized over their estimated useful lives, which range from two to five years. Web site design and development costs of $108,000 were capitalized in 2004. No costs were capitalized in 2003 or 2002.

Property and equipment: Property and equipment are stated at cost, less accumulated depreciation and amortization. Advent calculates depreciation and amortization using the straight-line method over the assets’ estimated useful lives. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful life of the assets or the remaining lease term. The cost and related accumulated depreciation applicable to property and equipment sold or no longer in service are eliminated from the accounts and any gains or losses are generally included in operating expenses. Useful lives by principal classifications are as follows:

Computer equipment and software	1 to 6 years
Leasehold improvements	2 to 5 years
Furniture and fixtures	3 to 5 years
Telephone system	1 to 10 years

Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of the property and equipment, are expensed as incurred.

Goodwill: Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair values of the identifiable assets acquired and liabilities assumed. Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Advent completes the annual impairment test in the fourth quarter (as of November 1) of each year. During 2004, Advent determined that its operations were organized into five reporting units as of November 1, 2004.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These tests are performed at the reporting unit level using a two-step, fair-value based approach. The first step compares the fair value of each reporting unit with its respective carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. The second step, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The process of evaluating the potential impairment of goodwill is subjective and requires judgment at many points during the test including future revenue forecasts, discount rates and various reporting unit allocations. During the fourth quarter of 2004, as part of the Company’s annual impairment test, Advent completed the first step which did not indicate impairment. Therefore, the second step of the impairment test was not necessary.

Accounting for long-lived assets: Advent reviews property and equipment and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors the Company considers important which could trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of Advent’s use of the acquired assets or the strategy for Advent’s overall business; (3) significant negative industry or economic trends; (4) significant decline in the Company’s stock price for a sustained period; and (5) significant decline in Advent’s market capitalization relative to net book value. Recoverability is measured by comparison of the assets’ carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value which is based on estimated cash flows from these assets.

Other intangibles assets mainly represent completed technology, distributor licenses, customer lists and trade names acquired in business combinations. Identifiable intangibles are amortized on a straight line basis over their estimated useful lives as follows:

Purchased technology	3 to 7 years
Customer relationships	4 to 7 years
Other	3 years

Revenue recognition: The Company recognizes revenue from software licenses, development fees, maintenance, other recurring revenues, professional services and other revenues. In addition, Advent earns commissions from customers who use the Company’s broker/dealer, Second Street Securities, to “soft dollar” the purchase of non-Advent product and services. “Soft dollaring” enables the customers to use the commissions earned on trades to pay all or part of the fees owed to the Company for non-Advent products or services, which are initially paid for by Second Street Securities. The commission revenues earned from “soft dollaring” non-Advent products or services are recorded as other revenues in professional services and other revenues.

Advent offers a wide variety of products and services to a large number of financially sophisticated customers. While many of the Company’s lower-priced license transactions, maintenance contracts, subscription-based transactions and professional services projects conform to a standard structure, many of the Company’s larger transactions are complex and may require significant review and judgment in the application of generally accepted accounting principles.

Software license and development fees: Advent recognizes revenue from the licensing of software when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

collection of the resulting receivable is reasonably assured. Advent generally uses a signed license agreement as evidence of an arrangement. Sales through its distributors are evidenced by a master agreement governing the relationship together with binding order forms and signed contracts from the distributor’s customers. Revenue is recognized upon shipment to the distributor’s customer and when all other revenue recognition criteria have been met. Delivery occurs when product is delivered to a common carrier F.O.B shipping point. While many of the Company’s arrangements generally do not include acceptance provisions, certain complex deals may involve acceptance criteria. If acceptance provisions are provided, delivery is deemed to occur upon acceptance. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction. The Company assesses whether the collectibility of the resulting receivable is reasonably assured based on a number of factors, including the credit worthiness of the customer determined through review of credit reports, Advent’s transaction history with the customer, and other available information and pertinent country risk if the customer is located outside the United States. Advent’s standard payment terms are “due on receipt”; however, terms may vary based on the country in which the agreement is executed. Software licenses are sold with maintenance and, frequently, professional services. Advent allocates revenue to delivered components, normally the license component of the arrangement, using the residual method, based on vendor specific objective evidence, or VSOE, of fair value of the undelivered elements (generally the maintenance and professional services components), which is specific to Advent. Advent determines fair value of the undelivered elements based on the historical evidence of the Company’s stand-alone sales of these elements to third parties. When VSOE does not exist for undelivered elements, then the entire arrangement fee is deferred until delivery has occurred. Advent offers term licenses as an alternative to perpetual licenses and recognizes revenue for term licenses ratably over the period of the contract term. Advent has begun a transition from selling mostly perpetual licenses to selling a mix of term and perpetual contracts. Including our entry level product, Advent Office Essentials, we recognized approximately 10%, 4% and 1% of license revenue from term licenses in fiscal 2004, 2003 and 2002, respectively.

Development fees are derived from contracts that the Company has entered into with other companies, including customers and development partners. Agreements for which Advent receives development fees generally provide for the development of technologies and products that are expected to become part of the Company’s product offerings in the future. Revenues for license development projects are recognized primarily using the percentage-of-completion method of accounting, based on costs incurred to date compared with the estimated cost of completion, or using the completed contract method, when the development project is finished.

If a customer buys Advent software and chooses to enter into a “soft dollar” arrangement through the Company’s in-house broker/dealer subsidiary, Second Street Securities, the “soft dollar” arrangement does not change or modify the original fixed or determinable fee in the written contract. The customer is required to pay the original fee for Advent software within one year. If insufficient trading volume is generated to pay the entire original fee within one year, the customer is still required to render payment within one year. If the customer chooses to use a third-party broker/dealer, the original payment terms apply, regardless of the arrangement with the third-party broker/dealer. The option to “soft dollar” a transaction does not alter the underlying revenue recognition for the transaction; all the revenue recognition criteria listed in the “Software license and development fees” section above must be assessed in determining how the revenue will be recognized.

Advent’s standard practice is to enforce contract terms and not allow customers to return software. Advent has, however, on limited occasions allowed customers to return software and have recorded sales returns reserves as offsets to revenue in the period the sales return becomes probable, in accordance with FASB Statement No. 48, “Revenue Recognition when Right of Return Exists.” The estimates for returns are adjusted periodically based upon historical rates of returns and other related factors.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advent does have three situations where it provides a contractual limited right of return to end-user customers only: in shrink-wrap license agreements for Advent, and its MicroEdge and NPO products. The shrink-wrap license agreement for Advent product provides for a right of return within seven days of delivery of the software. The MicroEdge software license agreement allows for a thirty-day money back guarantee. The NPO license agreement allows for a seven-day right of return. The Company recognizes revenue on delivery since the fee is fixed or determinable, the buyer is obligated to pay, the risk of loss passes to the customer, and the Company has the ability to estimate returns. The Company’s ability to estimate returns is based on a long history of experience with relatively homogenous transactions and the fact that the return period is short. The Company has recorded a sales returns reserve (contra revenue account) to account for these situations based on Advent’s historical experience of $0.3 million, $1.3 million and $3.5 million in fiscal 2004, 2003 and 2002, respectively.

Maintenance and other recurring revenues: Advent offers annual maintenance programs that provide for technical support and updates to its software products. Maintenance fees are charged in the initial licensing year and for renewals of annual maintenance in subsequent years. Advent offers other recurring revenue services that are either subscription-based or transaction-based, and primarily include the provision of software interfaces with, and the capability to download securities information from, third party data providers. Fair value for maintenance is based upon renewal rates stated in the contracts or, in limited cases, separate sales of renewals to other customers. Advent recognizes revenue for maintenance ratably over the contract term. Advent recognizes revenue from recurring revenue transactions either ratably over the subscription period or as the transactions occur.

Subscription-based revenues and any related set-up fees are recognized ratably over the term of the agreement.

Professional services and other revenues: The Company offers a variety of professional services that include project management, implementation, data conversion, integration, custom report writing and training. Fair value for professional services is based upon separate sales of these services by Advent to other customers. The Company’s professional services are generally billed based on hourly rates together with reimbursement for travel and accommodation expenses. Advent’s professional services and other revenues also include revenue from its annual user conferences. The Company generally recognizes revenues as these professional services are performed. Certain professional services arrangements involve acceptance criteria. In these cases, revenue and related expenses are recognized upon acceptance.

Effective January 1, 2004, commission revenues received from “soft dollar” transactions for products and services not related to Advent products and services, are recorded as other revenues on a net basis as Advent is not the primary obligor in these transactions. Revenues from these “soft dollar” transactions are recognized on a trade-date basis as securities transactions occur.

Allowance for doubtful accounts and sales returns: Advent analyzes specific accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Advent also analyzes customer demand and acceptance of product and historical returns when evaluating the adequacy of the allowance for sales returns, which are not generally provided to customers. Allowances for sales returns are accounted for as deductions to net revenues and increases to reserves within deferred revenues.

Advertising costs: The Company expenses advertising costs as incurred and classify these costs under sales and marketing expense. Total advertising expenses were $215,000, $78,000 and $85,000 for fiscal 2004, 2003 and 2002, respectively.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation: Advent uses the intrinsic value method to account for all stock-based employee compensation plans and has adopted the disclosure-only alternative of Statement of Financial Accounting Standard (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation.” Advent is required to disclose the pro forma effects on operating results as if it had elected to use the fair value approach to account for all its stock-based employee compensation plans. Stock-based compensation for non-employees is based on the fair value of the related stock or options.

The fair value of warrants, options or stock exchanged for services is expensed over the period benefited. The warrants and options are valued using the Black-Scholes option pricing model.

If compensation had been determined based on the fair value at the grant date for awards in 2004, 2003 and 2002, consistent with the provisions of SFAS No. 123, Advent’s net loss and net loss per share for fiscal 2004, 2003 and 2002, respectively, would have been as follows (in thousands, except per share data):

	Fiscal Years
	2004	(Restated, See Note 2) 2003	2002
Net loss—as reported	$(16,244)	$(92,933)	$(19,236)
Stock-based employee compensation expense included in reported net loss, net of tax (1)	21	501	(2)
Total stock based employee compensation expense determined under fair value based method for all options, net of tax (1)	(9,443)	(12,101)	(14,113)

Net loss—pro forma	$(25,666)	$(104,533)	$(33,351)

Net loss per share:
Basic and diluted—as reported	$(0.49)	$(2.86)	$(0.57)

Basic and diluted—pro forma	$(0.78)	$(3.22)	$(0.99)

(1)	Assumes an effective tax rate of 0% for fiscal 2004 and 2003 due to the full valuation allowance established against the Company’s deferred tax assets during the fourth quarter of 2003, and 34% for fiscal 2002.

Such pro forma disclosures may not be representative of future compensation costs because options vest over several years and additional grants are made each year.

The weighted-average grant-date fair value of options granted were $10.49, $17.86 and $39.85 per option for fiscal 2004, 2003 and 2002, respectively. The weighted-average grant-date fair value of the Employee Stock Purchase Plan rights was $4.53, $13.75 and $15.73 per option for fiscal 2004, 2003 and 2002, respectively.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option grant and the Employee Stock Purchase Plan rights were estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Fiscal Years
	2004	2003	2002
Stock Options
Risk-free interest rate	3.10%	2.67%	3.80%
Volatility	66.3%	71.3%	71.8%
Expected life	5 years	5 years	5 years
Expected dividends	None	None	None

Employee Stock Purchase Plan *
Risk-free interest rate	1.60%	1.10%	1.60%
Volatility	34.1%	71.8%	71.8%
Expected life	6 months	6 months	6 months
Expected dividends	None	None	None

*	The ESPP periods begin every six months in the second and fourth quarter of each year.

Income taxes: The Company accounts for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require the Company to evaluate the realizability of net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Significant factors considered by management in assessing the need for a valuation allowance include the Company’s historical operating results, the length of time over which the differences will be realized, tax planning opportunities and expectations for future earnings. In considering whether or not the Company will realize a future benefit from net deferred tax assets, recent losses must be given substantially more weight than any projections of future profitability.

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

Segment information: The Company has determined that it has the following two reportable segments: 1) Advent Investment Management, and 2) MicroEdge. Advent Investment Management derives revenues from the development, marketing and sale of stand-alone and client/server software products, data interfaces and related maintenance and services that automate, integrate and support certain mission critical functions of investment management organizations. MicroEdge derives revenues from the sale of software and services for grant management, matching gifts and volunteer tracking for the grantmaking community worldwide.

International sales, which are based on the location to which the product is shipped or services are delivered, represented 9%, 7% and 5% of the Company’s net revenues for fiscal 2004, 2003 and 2002, respectively. No single customer accounted for more than 10% of net revenues for fiscal 2004, 2003 or 2002.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain risks and concentrations: Product revenues are concentrated in the computer software industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect operating results. Additionally, Advent derives a significant portion of its revenues from licensing its Axys application and its ancillary products and services, and therefore its market acceptance is essential to the Company’s success.

Financial instruments that potentially subject the Company to concentrations of credit risks comprise, principally, cash, short-term marketable securities, and trade accounts receivable. Advent invests excess cash through banks, mutual funds, and brokerage houses primarily in highly liquid securities and has investment policies and procedures that are reviewed periodically to minimize credit risk. Advent’s marketable securities consist of diversified investment grade securities traded in the United States of America. The Company believes no significant concentration of credit risk exists with respect to these securities.

With respect to accounts receivable, Advent performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. At December 31, 2004, 2003 and 2002, no single customer accounted for more than 10% of accounts receivable.

Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on results of operations or stockholders’ equity.

Common Stock Repurchases: The number of shares repurchased by Advent and the timing of repurchases are based on several factors, including the price of Advent’s stock, general market conditions, and alternative investment opportunities. The purchases are funded from available working capital.

Recent Accounting Pronouncements: In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in Advent’s consolidated statements of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. Advent is required to adopt SFAS 123R in the third quarter of fiscal 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” above for the pro forma net loss and net loss per share amounts, for fiscal 2002 through fiscal 2004, as if Advent had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, Advent is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on Advent’s consolidated results of operations and net income (loss) per share.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FAS 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“AJCA”).” The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Advent does not expect the adoption of these new tax provisions to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Because Advent has a policy of permanent reinvestment of foreign earnings, there is no tax benefit included in the current year’s provision for income tax. Advent does not expect the adoption of FAS 109-2 will have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29” (APB No. 29). SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transaction that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges entered into in fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company in third quarter of 2005. Advent does not expect the adoption of SFAS No. 153 will have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued Emerging Issues Task Force Issue No. 03-13 (“EITF 03-13”), “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” in Determining Whether to Report Discontinued Operations”. EITF 03-13 clarifies the approach for assessing whether the conditions in paragraph 42 of SFAS No. 144 for reporting results of a disposed component as discontinued operations have been met. EITF 03-13 should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. Previously reported operating results related to transactions initiated within an enterprise’s fiscal year that includes the date that this consensus is ratified may be reclassified to reflect the consensus. EITF 03-13 did not, and is not expected to, have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2004, the FASB issued EITF 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. The adoption of EITF 02-14 did not have a material impact on Advent’s consolidated financial position, results of operations or cash flows.

In March 2004, the FASB issued EITF issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, as amended, which provides new guidance assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements are effective for this annual report for fiscal 2004. Advent will evaluate the impact of the accounting provisions of EITF 03-1 once final guidance is issued.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, which revises or rescinds portions of Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of Emerging Issues Task Force 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” SAB 104 also incorporated certain sections of the SEC’s “Revenue Recognition in

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Statements—Frequently Asked Questions and Answers” document. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on Advent’s consolidated financial position, results of operations or cash flows.

Note 2—Restatement of Financial Statements

In connection with its preparation of the consolidated financial statements for the fiscal year ended December 31, 2004, management of the Company determined that the previously issued financial statements contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 should be restated to correct errors in those financial statements. The decision to restate these financial statements was made after management’s discovery of the following errors:

•	Included in the Company’s balance for income taxes payable at December 31, 2003 was a tax contingency reserve of $5.8 million. This reserve had been specifically established for certain tax deductions that were included in the deferred tax asset balance at that date. In the fourth quarter of 2003, the Company recorded a full valuation allowance against its deferred tax assets. The establishment of this full valuation allowance against the Company’s deferred tax assets is described in Note 8, “Income Taxes”, to these consolidated financial statements. Advent believes that the tax contingency reserve, which was established for the probable disallowance of certain tax deductions, should have been classified as a reduction of the related deferred tax assets and not as a separate liability at December 31, 2003. As a result, the valuation allowance that was recorded in that year should be reduced by $5.8 million;

•	Estimated state income tax liabilities of $1.2 million had not been accrued in the year ended December 31, 2003. This error was not detected in the review process for the Company’s tax provision;

•	During the quarter ended June 30, 2004, the Company vacated a facility in San Francisco, California and should have recognized additional non-cash restructuring charges related to abandoned property and equipment. As a result, the Company has recognized additional non-cash impairment charges of $0.9 million for the quarter ended June 30, 2004 to reduce impaired property and equipment assets, and reduced depreciation expense by $36,000 and $35,000 for the quarters ended September 30, 2004 and December 31, 2004, respectively; and

•	Effective January 1, 2004, Advent corrected the classification of revenue from its subsidiary, Second Street Securities, when it engages in soft dollaring of third party products or services. Under such arrangements, Second Street Securities returns a portion of its commission revenues received from its customers in the form of third party products or services. As a result, revenues and cost of revenues for the three quarterly periods ending March 31, June 30 and September 30, 2004 have been restated to reflect revenue recognition on a net basis from these transactions as Second Street Securities is not the primary obligor. This change does not affect gross margin, operating loss, or net loss for any periods presented. Advent has not changed revenues and cost of revenues in periods prior to fiscal 2004 as the amounts were not material.

These corrections had no significant impact on the Company’s financial statements in periods prior to the quarter ended December 31, 2003.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the effect of these changes on the Company’s consolidated balance sheet as of December 31, 2003 and the consolidated statement of operations, consolidated statement of stockholders’ equity and consolidated statement of cash flows for the year ended December 31, 2003 (in thousands):

	Consolidated Balance Sheet
December 31, 2003	As Previously Reported	Adjustments	As Restated
Income taxes payable	$8,206	$(4,610)	$3,596
Total current liabilities	$61,750	$(4,610)	$57,140
Total liabilities	$68,044	$(4,610)	$63,434
Accumulated deficit	$(71,093)	$4,610	$(66,483)
Total stockholders’ equity	$278,459	$4,610	$283,069

	Consolidated Statement of Operations
Fiscal year ended December 31, 2003	As Previously Reported	Adjustments	As Restated
Provision for (benefit from) income taxes	$59,412	$(4,610)	$54,802
Net loss	$(97,543)	$4,610	$(92,933)
Basic and diluted net loss per share	$(3.00)	$0.14	$(2.86)

	Consolidated Statement of Stockholders’ Equity
Fiscal year ended December 31, 2003	As Previously Reported	Adjustments	As Restated
Net loss	$(97,543)	$4,610	$(92,933)
Retained earnings (accumulated deficit)	$(71,093)	$4,610	$(66,483)
Total stockholders’ equity	$278,459	$4,610	$283,069
Comprehensive loss	$(91,706)	$4,610	$(87,096)

	Consolidated Statement of Cash Flows
Fiscal year ended December 31, 2003	As Previously Reported	Adjustments	As Restated
Net loss	$(97,543)	$4,610	$(92,933)
Income taxes payable	$2,372	$(4,610)	$(2,238)

Note 3—Marketable Securities

Based upon the Company’s re-evaluation of the maturity dates associated with auction rate securities, these instruments have been reclassified from cash and cash equivalents to short-term marketable securities in the accompanying consolidated balance sheet as of December 31, 2003. Auction rate securities are variable rate bonds tied to short term interest rates with maturities on the face of the securities in excess of 90 days. Although these securities are issued and rated as long term bonds, they are priced and traded as short term instruments because of the liquidity provided through interest rate resets which occur every 7, 28 or 35 days. In addition, “Purchases of marketable securities” and “Sales and maturities of marketable securities”, included on the accompanying consolidated statements of cash flows, have been revised to reflect the purchase and sale of auction rate securities during the periods presented. These reclassifications had no impact on Advent’s results of operations or operating cash flows for the periods presented.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the balances previously reported and as reclassified as of December 31, 2003 (in thousands):

	Reclassified	Previously Reported
Cash and cash equivalents	$34,761	$83,334
Marketable securities	125,311	76,738

Total	$160,072	$160,072

At December 31, 2004, marketable securities were summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Corporate debt securities and commercial paper	$96,592	$40	$(212)	$96,420
U.S. government debt securities	66,274	23	(253)	66,044

Total	$162,866	$63	$(465)	$162,464

Reported as:
Cash and cash equivalents				$18,112
Short-term marketable securities				144,352

Total				$162,464

The following table provides the breakdown of marketable securities with unrealized losses at December 31, 2004 (in thousands):

	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities and commercial paper	$40,308	$(196)	$2,676	$(16)	$42,984	$(212)
U.S. government debt securities	49,720	(253)	—	—	49,720	(253)

Total	$90,028	$(449)	$2,676	$(16)	$92,704	$(465)

The gross unrealized losses related to investments are primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during fiscal 2004. Advent has determined that the gross unrealized losses on its investments at December 31, 2004 are temporary in nature. Advent regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition, credit quality and near-term prospects of the investee, and Advent’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the maturities of marketable securities at December 31, 2004 (in thousands):

	Amortized Cost	Aggregate Fair Value
Due less than one year	$120,659	$120,476
Due greater than one year	42,207	41,988

Total	$162,866	$162,464

Advent’s marketable securities are classified as available-for-sale. Management has the ability and intent, if necessary, to liquidate any of these investments in order to meet the Company’s liquidity needs within the normal operating cycle. Accordingly, all marketable securities are classified as current assets. Marketable debt securities totaling $18.1 million have maturities less than three months and are classified as cash and cash equivalents at December 31, 2004. The remaining is included in short-term marketable securities.

The following table provides gross realized gains and losses related to the Company’s investments (in thousands):

	Fiscal Years
	2004	2003	2002
Gross realized gains	$173	$235	$566
Gross realized losses	(232)	(96)	(6)

Net realized gain (loss)	$(59)	$139	$560

At December 31, 2003, marketable securities were summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Corporate debt securities and commercial paper	$132,968	$72	$(98)	$132,942
U.S. government debt securities	14,032	3	(1)	14,034
Municipal debt securities	700	—	—	700
Corporate equity securities	667	—	(77)	590

Total	$148,367	$75	$(176)	$148,266

Reported as:
Cash and cash equivalents				$22,955
Short-term marketable securities				125,311

Total				$148,266

Note 4—Acquisitions

Advent United Kingdom and Switzerland

On May 3, 2004, Advent acquired the remaining independent distributor businesses from its independent European distributor, Advent Europe Holding BV (“Advent Europe”), in the United Kingdom and Switzerland, as well as certain assets of Advent Europe. Advent made these acquisitions in order to gain direct control over all of its European operations, which it views as an increasingly important market. The consideration of $6.0 million

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consisted of $5.7 million in cash, $242,000 of assumed liabilities and $83,000 of closing costs. A total of $5.5 million of the cash consideration was paid at closing and the remaining $0.2 million was retained by the Company for possible breach of general representations and warranties. The Company will pay this amount to Advent Europe approximately one year after the closing date in the event no such breach of general representations or warranties exists. In addition, the Company paid an earn-out distribution of approximately $1.8 million under a formula based on revenue bookings, which was recorded as additional goodwill in the second quarter of 2004. No further earn-out distributions were earned or paid.

The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets and liabilities acquired on the basis of their respective fair values on the acquisition date. The amounts allocated to identifiable intangibles were determined based upon management’s estimates using established valuation techniques. The results of operations of Advent United Kingdom and Advent Switzerland are included in the consolidated statement of operations subsequent to the acquisition date.

The allocation of the purchase price for Advent United Kingdom, Advent Switzerland and certain assets of Advent Europe at the date of purchase was as follows (in thousands, except estimated remaining useful life):

	Estimated Remaining Useful Life (Years)	Purchase Price Allocation
Goodwill		$3,765
Customer relationships	4	326
Sub-licensing agreements	4	913
Employment agreements	3	232
Developed technology	3	710
Tangible assets		2,754
Current liabilities		(2,387)
Deferred tax liabilities		(337)

Total purchase price		$5,976

Residual goodwill has been recorded based on the purchase price remaining after allocating the purchase price to the fair market value of assets purchased less liabilities assumed and to identifiable intangible assets. Residual goodwill arises as a result of, among other factors, new customers as well as the implicit value of future cost savings as a result of the combining of entities. Goodwill resulting from this acquisition was assigned to the Advent Investment Management segment and was expected to be non-deductible for tax purposes under Internal Revenue Code 197.

Advent Netherlands BV

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets and liabilities acquired on the basis of their respective fair values on the acquisition date. The amounts allocated to identifiable intangibles were determined based upon management’s estimates using established valuation techniques. The acquisition includes distribution rights in Belgium, the Netherlands and Luxembourg. The results of operations of Advent Netherlands BV were included in the consolidated financial statements subsequent to the acquisition date. Advent has not presented the pro forma results of operations of Advent Netherlands BV as the results are not material to Advent’s results of operations. The allocation of the Advent Netherlands BV purchase price was as follows (in thousands, except estimated remaining useful life):

	Estimated Remaining Useful Life (Years)	Purchase Price Allocation
Goodwill		$8,908
Customer relationships	5	347
Sub-licensing agreement	5	1,875
Non-compete agreements	1	70
Tangible assets		1,809
Current liabilities		(2,600)
Deferred tax liabilities		(800)

Total purchase price		$9,609

Goodwill resulting from the acquisition was assigned to the Advent Investment Management segment and was determined to be non-deductible for tax purposes under Internal Revenue Code 197.

Advent Outsource Data Management, LLC.

In November 2002, the Company purchased all of the outstanding membership interests of Advent Outsource Data Management, LLC (“Advent Outsource”), formerly Outsource Data Management, LLC for $947,000, including $184,000 in acquisition costs. Advent Outsource is an outsource solution provider of portfolio reconciliation and reporting services via the internet. This acquisition was consistent with the Company’s strategy to add products and services that meet the needs of a wide variety of sectors in the financial services industry by adding outsourcing capabilities to the solutions Advent offers clients, particularly in the financial planning and independent broker/dealer areas.

In addition to the initial cash consideration, there is a potential earn-out distribution to the selling members of up to $5 million through December 31, 2004 under a formula based on revenue bookings. Through December 31, 2004, the Company accrued earn-out distributions of approximately $3.9 million, of which $3.1 million was paid in 2004 and $0.8 million will be paid in the first quarter of 2005. The contingent consideration was recorded as additional goodwill.

The acquisition was accounted for as a purchase transaction and accordingly, the tangible assets and liabilities acquired were recorded at their fair value at the date of the acquisition. The amounts allocated to identifiable intangibles were determined based upon management’s estimates using established valuation techniques. The results of operations of Advent Outsource were included in Advent’s consolidated financial statements subsequent to the acquisition date.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price allocation was as follows (in thousands, except estimated remaining useful life):

	Estimated Remaining Useful Life (Years)	Purchase Price Allocation
Goodwill		$1,700
Licensing agreements	7	3,700
Existing technologies	2	400
Tangible assets		230
Current liabilities		(1,383)
Long-term liabilities		(3,700)

Total purchase price		$947

Goodwill resulting from the acquisition was assigned to the Advent Investment Management segment and was determined to be deductible for tax purposes under Internal Revenue Code 197.

Advent Hellas

In September 2002, Advent acquired all of the common stock of its Greek distributor, Advent Hellas, for a total purchase price of $6.6 million in cash. Advent acquired its Greek distributor’s operations to expand its direct ownership of European channels for Advent’s products and services. In connection with this acquisition, Advent was required to pay 50% of Advent Hellas’ operating margins that exceed 20% for the two years after the acquisition. This earn-out was effectively terminated with the purchase of certain assets of Advent Europe on May 3, 2004. Through this date, no additional consideration had been earned or paid.

The acquisition was accounted for as a purchase transaction and accordingly, the tangible assets and liabilities acquired were recorded at their fair value at the date of the acquisition. The amounts allocated to identifiable intangibles were determined based upon management’s estimates using established valuation techniques. The results of operations of Advent Hellas were included in Advent’s consolidated financial statements subsequent to the acquisition date. Advent has not presented the pro forma results of operations of Advent Hellas as the results are not material to Advent’s results of operations.

In the quarter ended December 31, 2002, Advent adjusted its initial allocation of the purchase price for a re-evaluation of the intangibles and an adjustment to deferred tax liabilities resulting in an increase to goodwill of $379,000.

The final allocation of the Advent Hellas purchase price was as follows (in thousands, except estimated remaining useful life):

	Estimated Remaining Useful Life (Years)	Purchase Price Allocation
Goodwill		$5,800
Customer relationships	6	1,600
Tangible assets		840
Deferred tax liabilities		(600)
Current liabilities		(1,000)

Total purchase price		$6,640

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill resulting from the acquisition was assigned to the Advent Investment Management segment and was determined to be non-deductible for tax purposes under Internal Revenue Code 197.

During 2004, Advent recorded a non-cash impairment charge of $1.4 million to write off the carrying value of intangible assets related to Advent Hellas. See Note 5, “Balance Sheet Detail” for additional information.

Techfi Corporation

In July 2002, Advent acquired Techfi Corporation, a privately held company. Techfi provides software, technology and services to the financial intermediary market. This acquisition was consistent with Advent’s strategy to add products and services for meeting the needs of a wide variety of sectors in the financial services industry, particularly in the financial planning and independent broker/dealer areas of Techfi’s strengths.

The total purchase price of $22.8 million included cash of $20.2 million, acquisition related expenses of approximately $800,000 and options to purchase 70,000 shares of Advent common stock valued at $1.8 million. The options were valued using the Black-Scholes method to determine fair value, have an exercise price of $17.39 per share, vest over five years, and expire in August 2012.

The acquisition was accounted for as a purchase transaction and accordingly, the tangible assets and liabilities acquired were recorded at their fair value at the date of the acquisition. The amounts allocated to identifiable intangibles were determined based upon management’s estimates using established valuation techniques. The results of operations of Techfi Corporation were included in Advent’s consolidated financial statements subsequent to the acquisition date.

At the time of the acquisition, there was $2.3 million of additional contingent consideration held in escrow for 14 months for protection against undisclosed liabilities. In 2003 and 2004, Advent paid $2.0 million and $0.3 million, respectively, of the contingent consideration held in escrow and recorded increases to goodwill.

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of the date of acquisition, Advent concluded that the purchased in-process technology had no alternative future use after taking into consideration the potential use of the technology in different products, the stage of development and life cycle of each project and resale of the software. Therefore, Advent immediately expensed the value of the purchased IPR&D of $1.5 million upon acquisition.

In the fourth quarter of 2002, Advent updated the initial allocation of the Techfi purchase price for adjustments related to intangibles, assumed liabilities and deferred tax liabilities resulting in a net increase to goodwill of $300,000.

The final allocation of the Techfi purchase price was as follows (in thousands, except estimated remaining useful life):

	Estimated Remaining Useful Life (Years)	Purchase Price Allocation
Goodwill		$17,087
Existing technologies	3.5	2,060
Core technologies	4	490
Trade name/trademarks	6	200
Maintenance contracts	7	590
Non-compete agreements	5	3,150
Tangible assets		1,259
Deferred tax liabilities		(211)
Purchased IPR&D		1,450
Liabilities assumed		(3,289)

Total purchase price		$22,786

Goodwill resulting from the acquisition was assigned to the Advent Investment Management segment and was determined to be non-deductible for tax purposes under Internal Revenue Code 197.

During 2004, Advent recorded a non-cash impairment charge of $3.4 million to write off the carrying value of intangible assets related to the Techfi product line. See Note 5, “Balance Sheet Detail” for additional information.

Kinexus Corporation

In February 2002, Advent acquired Kinexus Corporation, a privately held company located in New York. Kinexus provides internal account aggregation and manual data management services. The purchase provided core technologies for use in Advent Wealth Services.

The total purchase price of $45.5 million included cash of $34 million, closing costs of $3 million and a warrant to purchase 165,176 shares of Advent common stock valued at $8.5 million. The fair value of the warrant was calculated using the Black-Scholes method using the following assumptions: fair value of common stock of $51.34 per share, interest rate of 3%, volatility of 65.9% and a dividend rate of zero. The warrant had an exercise price of $0.01 per share and was exercised in February 2002.

The acquisition was accounted for as a purchase transaction and accordingly, the tangible assets and liabilities acquired were recorded at their fair value at the date of the acquisition. The amounts allocated to

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

identifiable intangibles were determined based upon management’s estimates using established valuation techniques. The results of operations of Kinexus Corporation were included in Advent’s consolidated financial statements subsequent to the acquisition date.

During 2002, Advent adjusted Kinexus goodwill and liabilities assumed, decreasing both by $4.9 million. The adjustment primarily related to a reduction of the estimated liability assumed in connection with a vacant Kinexus facility located in downtown Manhattan within a few blocks of the World Trade Center site and was based on additional analysis of the local commercial rental market.

The final allocation of the Kinexus purchase price was as follows (in thousands, except estimated remaining useful life):

	Estimated Remaining Useful Life (Years)	Purchase Price Allocation
Goodwill		$24,513
Existing technologies	3	3,900
Existing technologies—internal	2	498
Core technologies	3	2,100
Trade name/trademarks	3	600
Contracts and customer relationships	3	9,400
Tangible assets		3,593
Net deferred tax assets		39,758
Liabilities assumed		(38,824)

Total purchase price		$45,538

Goodwill resulting from the acquisition was assigned to the Advent Investment Management segment and was determined to be non-deductible for tax purposes under Internal Revenue Code 197.

During 2004, Advent recorded a non-cash impairment charge of $681,000 to write off the carrying value of intangible assets related to the Kinexus acquisition, currently referred to as Advent Wealth Services. See Note 5, “Balance Sheet Detail” for additional information.

Pro forma Information

The following supplemental unaudited pro forma information presents selected financial information as though the purchases of Advent United Kingdom and Switzerland, acquired in 2004, had been completed at the beginning of each period presented after giving effect to purchase accounting adjustments. The pro forma consolidated net loss amounts include certain pro forma adjustments, primarily the amortization of identifiable intangible assets and the elimination of interest income on cash used in the acquisition (in thousands, except per share data):

	Fiscal Years
	2004	2003
Net revenues	$151,121	$139,824
Net loss	$(17,176)	$(91,745)
Net loss per share—basic and diluted	$(0.52)	$(2.83)

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following supplemental unaudited pro forma information presents selected financial information as though the purchases of Kinexus, Techfi and Advent Outsource, acquired in 2002, had been completed at the beginning of each period presented after giving effect to purchase accounting adjustments. The pro forma consolidated net loss amounts include certain pro forma adjustments, primarily the amortization of identifiable intangible assets, tax provision (benefit) adjustments on pro forma pre-tax income (loss) at a statutory tax rate of 41% and the elimination of interest income on cash used in the acquisition (in thousands, except per share data):

Fiscal Year 2002
Net revenues	$163,087
Net loss	$(20,961)
Net loss per share—basic and diluted	$(0.62)

Note 5—Balance Sheet Detail

Effective April 1, 2004, Advent changed its methodology for recording accounts receivable and deferred revenues. In prior periods, Advent netted down amounts in deferred revenues that were still outstanding as a receivable. Beginning on April 1, 2004, accounts receivable and deferred revenues (except for future maintenance and contract deliverables not yet earned) are presented gross instead of net, as no offset entry is made. This has the effect of increasing accounts receivable and deferred revenues by equal amounts. There is no impact on the consolidated statements of operations.

Supplemental comparative disclosures, as if the change had been retroactively applied, are presented below (in thousands):

December 31 2003
Accounts receivable, net	$32,752

Deferred revenues	$51,427

The following is a summary of property and equipment (in thousands):

	December 31
	2004	2003
Computer equipment and software	$29,670	$33,361
Leasehold improvements	22,522	20,854
Furniture and fixtures	2,913	2,857
Telephone system	1,744	1,851

Property and equipment, gross	56,849	58,923
Accumulated depreciation and amortization	(38,417)	(35,542)

Property and equipment, net	$18,432	$23,381

Depreciation and amortization expense was $8.6 million, $8.7 million and $8.3 million for fiscal 2004, 2003 and 2002, respectively.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying value of goodwill for fiscal 2004, 2003 and 2002 were as follows (in thousands):

	Advent Investment Management	MicroEdge	Total
Balance at December 31, 2001	$10,854	$1,796	$12,650
Additions	52,737	489	53,226
Other Adjustments	872	601	1,473

Balance at December 31, 2002	64,463	2,886	67,349
Additions	14,342	250	14,592
Other Adjustments	4,563	—	4,563

Balance at December 31, 2003	83,368	3,136	86,504
Additions	9,719	—	9,719
Other Adjustments	3,170	—	3,170

Balance at December 31, 2004	$96,257	$3,136	$99,393

Additions to goodwill of $9.7 million in 2004 consisted of $5.6 million related to the acquisitions of Advent United Kingdom and Advent Switzerland, and contingent consideration of $3.9 million and $0.3 million paid to the former stockholders of Advent Outsource and Techfi Corporation, respectively (see Note 4, “Acquisitions”, to the consolidated financial statements for additional information regarding these acquisitions). Other adjustments of $3.2 million represent translation adjustments as the U.S. dollar weakened against European currencies during fiscal 2004.

Additions to goodwill of $14.6 million in 2003 consisted of $8.9 million related to the acquisition of Advent Netherlands BV, and $3.4 million, $2.0 million and $0.3 million contingent consideration paid to the former stockholders of Kinexus Corporation, Techfi Corporation and NPO Solutions, Inc., respectively. Other adjustments of $4.6 million primarily represented translation adjustment as the U.S. dollar weakened against European currencies during fiscal 2003.

The following is a summary of intangible assets (in thousands, except weighted average amortization period):

	Weighted Average Amortization Period (Years)	Other Intangibles, Gross	Accumulated Amortization	Other Intangibles, Net
Purchased technologies	4.9	$12,776	$(9,779)	$2,997
Customer relationships	5.5	22,589	(11,099)	11,490
Other intangibles	2.5	307	(126)	181

Balance at December 31, 2004		$35,672	$(21,004)	$14,668

	Weighted Average Amortization Period (Years)	Other Intangibles, Gross	Accumulated Amortization	Other Intangibles, Net
Purchased technologies	4.2	$19,784	$(11,024)	$8,760
Customer relationships	4.9	31,444	(12,840)	18,604
Other intangibles	5.0	6,405	(3,274)	3,131

Balance at December 31, 2003		$57,633	$(27,138)	$30,495

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying value of intangible assets for fiscal 2004, 2003 and 2002 were as follows (in thousands):

	Gross	Accumulated Amortization	Net
Balance at December 31, 2001	$26,393	$(4,718)	$21,675
Additions	28,740	—	28,740
Amortization	—	(10,862)	(10,862)
Other adjustments	1,604	—	1,604

Balance at December 31, 2002	56,737	(15,580)	41,157
Additions	2,292	—	2,292
Amortization	—	(13,534)	(13,534)
Impairment	(1,400)	513	(887)
Other adjustments	4	1,463	1,467

Balance at December 31, 2003	57,633	(27,138)	30,495
Additions	2,181	—	2,181
Amortization	—	(13,296)	(13,296)
Impairment	(25,692)	20,280	(5,412)
Other adjustments	1,550	(850)	700

Balance at December 31, 2004	$35,672	$(21,004)	$14,668

Additions to intangible assets of $2.2 million in 2004 were related to the acquisitions of Advent United Kingdom and Advent Switzerland. Additions to intangible assets of $2.3 million in 2003 were related to the Advent Netherlands acquisition. See Note 4, “Acquisitions”, to the consolidated financial statements for additional information regarding acquisitions.

The following is a summary of amortization and impairment of the Company’s developed technology and other intangible assets for the periods presented (in thousands):

	Fiscal Years
	2004	2003	2002
Developed technology:
Amortization	$5,187	$5,680	$4,847
Impairment	1,284	887	—

Sub-total	6,471	6,567	4,847

Other intangibles:
Amortization	8,109	7,854	6,015
Impairment	4,128	—	—

Sub-total	12,237	7,854	6,015

Total amortization and impairment	$18,708	$14,421	$10,862

The intangible asset impairment charges incurred in fiscal 2004 and 2003 were associated with the Advent Investment Management reporting segment.

During 2004, Advent recorded a non-cash impairment charge of $3.4 million to write off the carrying value of intangible assets related to the Techfi product line. Of this amount, $1.0 million was included in amortization

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and impairment of developed technology within cost of revenues as it relates to existing and core technology and the remaining $2.4 million was included in operating expenses. In September 2004, the Company decided to discontinue certain products within the Techfi product line, which was acquired in July 2002, as demand for the Techfi product line has been significantly lower than expected. As a result of this triggering event, the Company began a review of the recoverability of its Techfi-related intangible assets. Recoverability was measured by a comparison of the assets’ carrying amount to their expected future undiscounted net cash flows. The Company determined that these intangible assets had no remaining value and wrote off the remaining carrying value in 2004.

During 2004, Advent recorded a non-cash impairment charge of $681,000 to write off the carrying value of intangible assets related to Advent Wealth Services (“AWS”). Of this amount, $255,000 was included in amortization and impairment of developed technology within cost of revenues as it relates to existing and core technology and the remaining $426,000 was included in operating expenses. During the fourth quarter of 2004, as a result of the combined triggering events of significant underperformance by AWS relative to historical and projected future operating results, as well as Advent’s decision to re-focus the Company’s direction on its core businesses, the Company began a review of the recoverability of its AWS-related intangible assets. Recoverability was measured by a comparison of the assets’ carrying amount to their expected future undiscounted net cash flows. The Company determined that these intangible assets had no remaining value and wrote off the remaining carrying value in 2004.

During 2004, Advent recorded a non-cash impairment charge of $1.4 million, included in operating expenses, to write off the carrying value of intangible assets related to Advent Hellas. During the fourth quarter of 2004, as a result of the triggering event of significant underperformance by Advent Hellas relative to historical and projected future operating results, the Company began a review of the recoverability of its Advent Hellas intangible assets. Recoverability was measured by a comparison of the assets’ carrying amount to their expected future undiscounted net cash flows. The Company determined that these intangible assets had no remaining value and wrote off the remaining carrying value in 2004.

During 2003, Advent recorded a non-cash impairment charge of $887,000, included in cost of revenues, to write off the carrying value of intangible assets acquired as part of the acquisition of ManagerLink in November 2001. When Advent acquired Kinexus in February 2002, some redundancy existed between the technology acquired from ManagerLink and the technology acquired from Kinexus. The Company transitioned business operations off the ManagerLink platform and abandoned the technology as of September 2003. As a result, the Company began a review of the recoverability of its ManagerLink-related intangible assets. Recoverability was measured by a comparison of the assets’ carrying amount to their expected future undiscounted net cash flows. The Company determined that these intangible assets had no remaining value and wrote off the remaining carrying value in 2003.

Based on the carrying amount of intangible assets as of December 31, 2004, the estimated future amortization is as follows (in thousands):

	Fiscal Years
	2005	2006	2007	2008	2009	Total
Developed technology	$2,439	$480	$78	$—	$—	$2,997
Other intangibles	4,306	4,107	1,868	948	442	11,671

Total	$6,745	$4,587	$1,946	$948	$442	$14,668

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of other assets, net (in thousands):

	December 31
	2004	2003
Long-term investments, gross	$16,300	$16,558
Accumulated write-downs due to other-than-temporary decline in value	(7,658)	(7,655)

Long-term investments, net	8,642	8,903
Long-term prepaids	3,303	5,096
Cash held in escrow	—	312
Deposits	1,417	1,127

Total other assets, net	$13,362	$15,438

Long-term investments include equity investments in several privately held companies, most of which can still be considered in the start-up or development stages. In 2002, Advent acquired approximately 15% of the outstanding stock of LatentZero Limited (“LatentZero”), a privately-held company located in the United Kingdom, for $7 million. Through December 28, 2004, LatentZero was accounted for under the equity method of accounting as Advent’s Chief Executive Officer was a member of LatentZero’s board of directors and Advent accordingly considered itself to have significant influence over this company. The Company’s portion of net loss from this investee was $257,000, $104,000 and $58,000 for fiscal 2004, 2003 and 2002, respectively. Effective December 28, 2004, Advent’s Chief Executive Officer resigned her seat on the investee’s board of directors and as a result, Advent no longer believes it has significant influence over LatentZero. Therefore, this investment is carried at the lower of cost or fair value at December 31, 2004, similar to the Company’s other investments.

Advent recorded write-downs of $2.0 million and $13.5 million in 2003 and 2002, respectively, on various long-term equity investments, as a result of other-than-temporary declines in the estimated fair market value of such investments. Advent did not record any write-downs in fiscal 2004.

The following is a summary of accrued liabilities (in thousands):

	December 31
	2004	2003
Salaries and benefits payable	$8,208	$7,479
Accrued restructuring	1,127	1,201
Other	7,520	7,421

Total accrued liabilities	$16,855	$16,101

The following is a summary of other long-term liabilities (in thousands):

	December 31
	2004	2003
Deferred rent	$3,171	$2,156
Accrued restructuring, long-term portion	3,042	1,144
Other	318	182

Total other long-term liabilities	$6,531	$3,482

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (in thousands):

	December 31
	2004	2003
Accumulated net unrealized loss on marketable securities	$(402)	$(67)
Accumulated foreign currency translation adjustments	12,676	8,896

Accumulated other comprehensive income	$12,274	$8,829

Note 7—Restructuring Charges

In response to the downturn in the financial services industry, the decline in information technology spending and duplicative efforts in parts of Advent’s Investment Management reporting segment as a result of various acquisitions, Advent implemented several phases of restructuring beginning in 2003. These plans were implemented to reduce costs and improve operating efficiencies by better aligning the Company’s resources to its near-term revenue opportunities.

For fiscal 2004, Advent recorded total restructuring charges of $5.1 million consisting of $5.0 million to exit leased facilities, $0.9 million for the write-off of property and equipment, $136,000 for severance and benefits associated with the termination of nine employees, and net benefits of $893,000 to adjust original estimates for vacated facilities and severance charges.

Advent continued to consolidate office space during 2004 and incurred charges of $4.9 million for facility and exit costs and $0.9 million of property and equipment impairment charges related to vacating a facility in San Francisco, California, and $78,000 to vacate a portion of a facility in Cambridge, Massachusetts. Advent estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. During the year, Advent entered into sub-lease agreements on vacated facilities in San Francisco and New York and recognized accretion expense to adjust the present value of lease obligations on vacated facilities at December 31, 2004, resulting in a net adjustment to our original estimates of $794,000. During the year, Advent also incurred charges of $136,000 for severance and benefits related to the termination of nine employees located primarily in New York, and reversed $99,000 of severance and benefits primarily related to employees terminated in 2003, as costs were lower than previously anticipated.

For fiscal 2003, Advent recorded total restructuring charges of $9.1 million consisting of $5 million for severance and benefits associated with a workforce reduction of 176 employees, $3.2 million for costs to exit leased facilities, and $0.9 million for the write-off of property and equipment.

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth an analysis of the components of the restructuring charges and the payments and non-cash charges made against the accrual as of December 31, 2004 (in thousands):

	Facility Exit Costs	Severance and Benefits	Property & Equipment Abandoned	Total
Balance of restructuring accrual at December 31, 2002	$—	$—	$—	$—
Restructuring charges	3,247	5,004	861	9,112
Reversal of deferred rent related to facilities exited	194	—	—	194
Cash payments	(1,257)	(4,750)	—	(6,007)
Non-cash charges	(3)	(90)	(861)	(954)

Balance of restructuring accrual at December 31, 2003	2,181	164	—	2,345
Restructuring charges	5,027	136	863	6,026
Reversal of deferred rent related to facilities exited	272	—	—	272
Cash payments	(2,529)	(189)	—	(2,718)
Non-cash charges	—	—	(863)	(863)
Adjustment of prior restructuring costs	(794)	(99)	—	(893)

Balance of restructuring accrual at December 31, 2004	$4,157	$12	$—	$4,169

Of the remaining restructuring accrual of $4.2 million at December 31, 2004, $1.1 million and $3.1 million are included in accrued liabilities and other long-term liabilities, respectively. The remaining excess facility costs of $4.2 million are stated at estimated fair value, net of estimated sub-lease income of $5.4 million. Advent expects to pay the remaining obligations in connection with vacated facilities over the remaining lease terms, which will expire on various dates through 2012. Advent expects to pay the remaining severance and benefits in 2005.

Note 8—Income Taxes

The components of loss before income taxes were as follows (in thousands):

	Fiscal Years
	2004	2003	2002
U.S.	$(12,086)	$(34,455)	$(21,729)
Foreign	(4,138)	(3,676)	(1,471)

Total	$(16,224)	$(38,131)	$(23,200)

The components of the income tax provision (benefit) included (in thousands):

	Fiscal Years
	2004	(Restated, See Note 2) 2003	2002
Current
Federal	$—	$(6,219)	$3,607
State	903	505	656
Foreign	303	525	135
Deferred
Federal	—	53,648	(6,395)
State	—	7,200	(1,414)
Foreign	(1,186)	(857)	(553)

Total	$20	$54,802	$(3,964)

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective income tax rate on earnings differed from the United States statutory tax rate as follows:

	Fiscal Years
	2004	(Restated, See Note 2) 2003	2002
Statutory federal rate	(35.0)%	(35.0)%	(35.0)%
State taxes	5.6	19.8	(2.1)
Research and development tax credits	(9.2)	(1.9)	(10.0)
In-process research and development	—	—	2.2
Change in valuation allowance	34.7	158.5	22.4
Foreign taxes	1.5	2.5	6.5
Other (net)	2.5	(0.2)	(1.1)

Total	0.1%	143.7%	(17.1)%

As of December 31, 2004, Advent made no provision for a cumulative total of $383,000 of undistributed earnings for certain non-U.S. subsidiaries, which have been or are intended to be permanently reinvested.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	December 31
	2004	2003
Current deferred tax assets:
Deferred revenue	$198	$418
Other accrued liabilities and reserves	5,910	3,526
State taxes	—	(5)
Other	22	14
Valuation allowance	(6,130)	(3,953)

Total current	—	—

Non-current deferred tax assets:
Depreciation and amortization	15,870	15,704
Net operating losses, capital losses and credit carry forwards	78,022	66,172
Other	1,335	899
Valuation allowance	(95,227)	(82,775)

Total non-current	—	—

Deferred tax assets	—	—
Deferred tax liabilities	(2,250)	(2,812)

Net deferred tax liabilities	$(2,250)	$(2,812)

The Company has a full valuation allowance against its deferred tax assets in the United States due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns. At such time it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004, Advent had federal net operating loss carryforwards of approximately $110 million. Utilization of these loss carryforwards is subject to certain limitations under the federal income tax laws. These net operating loss carryforwards expire between 2010 and 2024.

Advent also had federal research credits of $9.7 million which expire between 2019 and 2024 and California research credits of $7.3 million which do not expire.

Note 9—Commitments and Contingencies

Advent leases office space and equipment under non-cancelable operating lease agreements, which expire at various dates through May 2012. Some operating leases contain escalation provisions for adjustments in the consumer price index. Advent is responsible for maintenance, insurance, and property taxes. Future minimum payments and receipts under the non-cancelable operating leases consisted of the following at December 31, 2004 (in thousands):

	Future Lease Payments	Future Sub-Lease Income
2005	$8,932	$621
2006	8,202	1,022
2007	6,626	1,022
2008	6,252	966
2009	3,219	801
Thereafter	4,616	1,910

Total	$37,847	$6,342

Rent expense for fiscal 2004, 2003 and 2002 was $7.7 million, $8.5 million and $7.7 million, respectively, net of sub-lease income of $236,000, $183,000 and $159,000 in fiscal 2004, 2003 and 2002, respectively.

Advent has contingent liabilities related to the acquisition of Advent Outsource Data Management and the remaining independent distributor businesses of Advent Europe in the United Kingdom and Switzerland in the form of potential earn-out distributions up to $8.6 million under a formula based on revenue results through December 31, 2004. Through December 31, 2004, $5.7 million was earned and recorded as additional goodwill under this provision, of which approximately $0.8 million will be paid in the first quarter of 2005. Advent does not anticipate any further earn-outs related to these acquisitions.

As permitted or required under Delaware law and to the maximum extent allowable under that law, Advent has certain obligations to indemnify its current and former officers and directors for certain events or occurrences while the officer or director is, or was serving, at Advent’s request in such capacity. These indemnification obligations are valid as long as the director or officer acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments Advent could be required to make under these indemnification obligations is unlimited; however, Advent has a director and officer insurance policy that mitigates Advent’s exposure and enables Advent to recover a portion of any future amounts paid. As a result of Advent’s insurance policy coverage, the Company believes the estimated fair value of these indemnification obligations is minimal.

From time to time, Advent is involved in claims and legal proceedings that arise in the ordinary course of business. Based on currently available information, management does not believe that the ultimate outcome of

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these unresolved matters, individually and in the aggregate, are likely to have a material adverse effect on Advent’s financial position or results of operations. However, litigation is subject to inherent uncertainties and Advent’s view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on Advent’s financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods.

On March 8, 2005, certain of the former shareholders and the shareholders’ representative of Kinexus filed suit against Advent in the Delaware Chancery Court. See Note 15, “Subsequent Events,” for further discussion.

Note 10—Employee Benefit Plans

401(k) Plan

Advent sponsors a 401(k) Plan to provide retirement benefits for its U.S. employees. This Plan provides for tax-deferred salary deductions for eligible employees. Employees may contribute between 1% and 15% of their annual compensation to this Plan, limited by an annual maximum amount as determined by the Internal Revenue Service. The Company also makes a 50% matching contribution of up to 6% of employee compensation. The Company’s matching contributions to this plan totaled $1.4 million, $1.0 million and $1.3 million for fiscal 2004, 2003 and 2002, respectively. In addition to the employer matching contribution, Advent may make profit sharing contributions at the discretion of the Board of Directors. Advent did not make any profit sharing contributions in fiscal 2004, 2003 or 2002.

1995 Employee Stock Purchase Plan

All individuals employed by Advent are eligible to participate in the Employee Stock Purchase Plan (Purchase Plan) if Advent employs them for at least 20 hours per week and at least five months per year. The Purchase Plan permits eligible employees to purchase Advent common stock through payroll deductions at a price equal to 85% of the lower of the closing sale price for the Company’s common stock reported on the NASDAQ National Market at the beginning or the end of each six-month offering period. In any calendar year, eligible employees can withhold up to 10% of their salary and certain variable compensation. In the second quarter of 2003, Advent’s shareholders approved an amendment to the Purchase Plan to increase the number of shares of common stock reserved for issuance by 600,000. As of December 31, 2004, approximately 1,169,000 shares have been issued out of a total of 1,500,000 shares of common stock reserved for issuance under the Purchase Plan. The Company issued approximately 162,000, 211,000, and 164,000 shares under the Purchase Plan at weighted average prices of $15.69, $13.75, and $20.11 in 2004, 2003 and 2002, respectively.

Note 11—Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Fiscal Years
	2004	(Restated, See Note 2) 2003	2002
Numerator for basic and diluted net loss per share—net loss available to common stockholders	$(16,244)	$(92,933)	$(19,236)

Denominator for basic and diluted net loss per share—weighted average shares	32,944	32,473	33,659

Basic and diluted net loss per share	$(0.49)	$(2.86)	$(0.57)

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As the Company incurred net losses in fiscal 2004, 2003 and 2002, options and warrants to purchase an aggregate 5.7 million, 5.2 million and 4.3 million shares, respectively, of the Company’s common stock were excluded from the computation of diluted net loss per share, as the effect would have been antidilutive.

Note 12—Stockholders’ Equity

Common Stock Repurchase

During 2001 and 2002, the Board of Directors (the “Board”) authorized the repurchase of up to 4.0 million shares of outstanding common stock. Through May 2004 when this program was terminated, Advent had repurchased and retired 3.8 million shares of common stock since inception of this stock repurchase plan for a total cost of $78.8 million and an average price of $20.82 per share.

In May 2004, the Board approved a plan to repurchase up to 1.2 million shares of Advent’s common stock in the open market. In September 2004, the Board authorized an extension of this stock repurchase program to cover the repurchase of an additional 0.8 million shares of outstanding common stock. Through December 2004, Advent had repurchased 0.7 million shares under this plan for a total cost of $11.9 million and an average price of $15.99 per share. As of December 31, 2004, approximately 1.3 million additional shares were available to be repurchased under this share repurchase plan.

On February 22, 2005, the Company’s Board of Directors approved an extension of the Company’s stock repurchase program to authorize the repurchase of an additional 1.8 million shares of common stock. From January 1, 2005 through March 10, 2005, Advent repurchased 2.1 million shares under its current common stock repurchase plan for a total cost of $38 million and an average price of $17.87 per share.

Warrants

In March 2001, the Company issued a fully vested non-forfeitable stock purchase warrant to purchase a total of 191,644 shares of Advent common stock to a customer from whom Advent had revenue of approximately $580,000 $56,000 and $3.4 million in 2004, 2003 and 2002, respectively. The warrant was issued for cash consideration of $5 million, which was the estimated Black-Scholes fair value. The warrant has an exercise price of $45.375 per share, is immediately exercisable, and expires in March 2006.

In February 2002, Advent acquired Kinexus Corporation, a privately held company located in New York. The total purchase price of $45.5 million included cash of $34 million, closing costs of $3 million and a warrant to purchase 165,176 shares of Advent common stock valued at $8.5 million. The fair value of the warrant was calculated using the Black-Scholes method using the following assumptions: fair value of common stock of $51.34 per share, interest rate of 3%, volatility of 65.9% and a dividend rate of zero. The warrant had an exercise price of $0.01 per share and was exercised in February 2002.

Stock Option Exchange

In November 2002, the Company commenced a voluntary stock option exchange program made available to certain eligible employees of the Company. The Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Chief Technology Officer and Executive Vice President of Corporate Development were specifically excluded from participating in the exchange program. Under the program, eligible employees were given the option to cancel each outstanding stock option granted to them at an exercise price greater than or equal to $20 per share, in exchange for a new option to buy 0.8 shares of the Company’s common stock to be granted on June 5, 2003, six months and one day from December 4, 2002, the expiration date of the offer, and the date the old

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options of participating employees were cancelled. Additionally, options granted in the six months prior to this exchange offer, irrespective of their exercise prices, were cancelled for all employees that elected to participate in this exchange program. There was no credit given for option vesting during the period between cancellation of the outstanding option and the grant of the new option. The exercise price of the new option is equal to the fair market value of the Company’s common stock on the date of grant. In total, 3,336,504 option shares were eligible to participate in this program and 2,462,102 options were surrendered for cancellation ranging in exercise price from $17.39 to $60.375 with a weighted average exercise price of $47.33 per share. In the second quarter of 2003, in connection with this voluntary stock option exchange program, Advent granted 1,770,786 replacement options to employees at an exercise price equal to the fair market value of the stock on the date of grant, which was $18.88 per share. The exchange program did not result in additional compensation charges or variable option plan accounting.

Stock Options

Advent has three stock option plans, the 2002 Stock Plan (Plan), 1998 Non-statutory Stock Option Plan (Non-statutory Plan) and 1995 Director Option Plan (Director Plan).

The Plan    In February and May 2002, the Board of Directors and the stockholders, respectively, approved the 2002 Stock Plan. Under the 2002 Stock Plan, the Company may grant options to purchase common stock to employees and consultants. Options granted may be incentive stock options or non-statutory stock options and shall be granted at a price not less than fair market value on the date of grant. Fair market value (as defined in the Plan) and the vesting of these options shall be determined by the Board of Directors. The options generally vest over 5 years and expire no later than 10 years from the date of grant. Unvested options on termination of employment are canceled and returned to the Plan. The 2002 Stock Plan has an “evergreen” provision which adds an annual increase to the plan on the last day of the Company’s fiscal year beginning in 2002 equal to the lesser of: (i) 1,000,000 shares, (ii) 2% of the Company’s outstanding shares on such date, or (iii) a lesser number of shares determined by the Board of Directors. All remaining options from the expired 1992 Stock Plan were rolled over to the 2002 Stock Plan. The terms of the 1992 Stock Plan were substantively the same as the terms of the new 2002 Stock Plan.

In 2001, Advent granted 25,000 stock options to certain employees of its independent European distributor that have an exercise price of $40, vest over 5 years and have a term of 10 years. The options were subject to variable plan accounting, which requires Advent to re-measure compensation cost for outstanding options each reporting period based on changes in the market value of the underlying common stock until the time the options are exercised, are forfeited or expire unexercised. With respect to these stock options, Advent recorded stock compensation expense of $21,000 and $240,000 in fiscal 2004 and 2003, respectively, and a stock-based credit of $2,000 in fiscal 2002. With the acquisition of the remaining distributor businesses in the United Kingdom and Switzerland in 2004, these employees either became employees of Advent or no longer provide services to Advent. Therefore, Advent ceased recognizing compensation expense related to these options during 2004.

During 2003, Advent also recorded stock compensation expense of $261,000 related to the extension of vesting schedules on the outstanding stock options held by employees affected by the work-force reductions.

Non-Statutory Plan    In November 1998, the Board of Directors approved the 1998 Non-statutory Stock Option Plan and reserved 300,000 shares of common stock for issuance thereunder. Under the Company’s 1998 Non-statutory Plan, Advent may grant options to purchase common stock to employees and consultants, excluding persons who are executive officers and directors. Options granted are non-statutory stock options and shall be granted at a price not less than fair market value on the date of grant. Fair market value (as defined in the Non-statutory Plan) and the vesting of these options shall be determined by the Board of Directors. The options

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

generally vest over 5 years and expire no later than 10 years from the date of grant. Unvested options on termination of employment are canceled and returned to the Non-statutory Plan.

Director Plan    Advent’s 1995 Director Option Plan provides for the grant of non-statutory stock options to the Company’s non-employee directors (“outside directors”). Under the Director Plan, each outside director is granted a non-qualified option to purchase 30,000 shares on the latter of the date of effectiveness of the Director Plan or the date upon which such person first becomes a director. The exercise price of each option is equal to the fair market value of Advent common stock as of the date of the grant. In subsequent years, each outside director is automatically granted an option to purchase 6,000 shares on December 1 with an exercise price equal to the fair value of Advent common stock on that date. Initial options granted under the Director Plan vest one-fifth of the shares on the first anniversary date of grant and the remaining shares vest ratably each month over the ensuing four years. Subsequent option grants vest one-twelfth of the shares four years and one month after the date of grant and the remaining shares vest ratably each month over the next 11-month period. All Director Plan options have a ten-year term.

A summary of the status of the Company’s stock option plans for the periods presented is as follows (in thousands, except weighted average exercise price):

	2004		2003		2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	5,205	$18.51	4,265	$19.03	6,930	$26.67
Options granted	1,468	$19.29	2,977	$17.86	923	$39.67
Options exercised	(377)	$12.56	(874)	$8.93	(836)	$14.67
Options canceled	(586)	$22.60	(1,163)	$25.94	(2,752)	$46.46

Outstanding at end of year	5,710	$18.69	5,205	$18.51	4,265	$19.03

Exercisable at end of year	3,165	$18.54	3,027	$17.98	2,963	$16.13

The options and warrants outstanding and currently exercisable by exercise price at December 31, 2004 were as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$ 1.67 - $12.42	963	2.56	$9.10	963	$9.10
$12.50 - $17.13	999	7.79	$15.53	450	$15.33
$17.16 - $18.71	885	9.33	$18.04	30	$17.65
$18.88 - $18.88	1,256	6.28	$18.88	788	$18.88
$18.95 - $21.38	1,012	7.80	$20.57	399	$21.05
$21.54 - $60.38	595	5.67	$36.88	535	$35.90

	5,710	6.59	$18.69	3,165	$18.54

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The options available for grant for the periods presented were as follows (in thousands):

	Fiscal Years
	2004	2003	2002
Beginning balance	2,736	3,892	1,403
Options authorized	655	658	660
Options granted	(1,468)	(2,977)	(923)
Options canceled	586	1,163	2,752

Ending balance	2,509	2,736	3,892

Note 13—Segment and Geographical Information

Description of Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim reports. It also established standards for related disclosures about products and services, major customers and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (CODM), or decision making group, in deciding how to allocate resources and in assessing performance. Advent’s CODM is the Chief Executive Officer.

Advent’s organizational structure is based on a number of factors that the CODM uses to evaluate, view and run its business operations which include, but are not limited to, customer base, homogeneity of products and technology. Advent’s operating segments are based on this organizational structure and information reviewed by Advent’s CODM to evaluate the operating segment results. During fiscal 2004, Advent determined that its operations were organized into two reportable segments: 1) Advent Investment Management; and 2) MicroEdge. The segment information for fiscal 2003 and 2002 below reflect this organizational change. Future changes to this organizational structure may result in changes to the business segments disclosed. A description of the types of products and services provided by each operating segment follows.

Advent Investment Management is the Company’s core business and derives revenues from the development, marketing and sale of software products, data interfaces and related maintenance and services that automate, integrate and support certain mission critical functions of investment management organizations. MicroEdge derives revenues from the sale of software and services for grant management, matching gifts and volunteer tracking for the grantmaking community worldwide.

Segment Data

The results of the operating segments are derived directly from Advent’s internal management reporting system. The accounting policies used to derive operating segment results are substantially the same as those used by the consolidated company. Management measures the performance of each operating segment based on several metrics, including income (loss) from operations. These results are used, in part, to evaluate the performance of, and to assign resources to, each of the operating segments. Certain operating expenses, including amortization and impairment of developed technology and other intangibles, which Advent manages separately at the corporate level, are not allocated to the operating segments. Advent does not separately accumulate and review asset information by segment.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment information for the periods presented is as follows (in thousands):

	Fiscal Years
	2004	2003	2002
Net revenues:
Advent Investment Management	$130,358	$115,445	$134,454
MicroEdge	16,967	14,970	15,828
Other	2,665	6,744	9,154

Total net revenues	$149,990	$137,159	$159,436

Income (loss) from operations:
Advent Investment Management	$(139)	$(26,095)	$(8,454)
MicroEdge	675	965	2,613
Other	43	(108)	1,170
Unallocated corporate operating costs and expenses:
Amortization and impairment of developed technology	(6,471)	(6,567)	(4,847)
Amortization and impairment of other intangibles	(12,237)	(7,854)	(6,015)

Total loss from operations	$(18,129)	$(39,659)	$(15,533)

Depreciation expense:
Advent Investment Management	$7,795	$8,032	$7,935
MicroEdge	729	682	313
Other	31	25	32

Total depreciation expense	$8,555	$8,739	$8,280

Major Customers

No single customer represented 10% or more of Advent’s total net revenue in any fiscal year presented.

Geographic Information

Geographical information as of and for the periods presented is as follows (in thousands):

	December 31
	2004	2003	2002
Long-lived assets(1):
United States	$22,665	$29,635	$42,374
International	486	282	290

Total long-lived assets	$23,151	$29,917	$42,664

	Fiscal Years
	2004	2003	2002
Geographic net sales(2):
United States	$136,804	$127,676	$151,511
International	13,186	9,483	7,925

Total net sales	$149,990	$137,159	$159,436

(1)	Long-lived assets exclude goodwill, intangible assets, financial instruments and deferred tax assets.
(2)	Geographic net sales are based on the location to which the product is shipped.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Related Party Transactions

Through December 28, 2004, Stephanie DiMarco, Chief Executive Officer of the Company, was a director of LatentZero. When purchasing certain Advent products, customers have the option to purchase LatentZero products to provide additional functionality. Based on sales of the LatentZero products by the Company, Advent pays a royalty fee to LatentZero. Advent has made royalty payments to LatentZero of $0.5 million, $0.2 million and $0.5 million during fiscal 2004, 2003 and 2002 respectively. The Company owed amounts to LatentZero totaling $0.2 million and $0.3 million as of December 31, 2004 and 2003, respectively. Effective December 28, 2004, Ms. DiMarco resigned her seat on LatentZero’s board.

During fiscal 2004, Advent entered into a sub-lease agreement with LatentZero on one of Advent’s facilities in New York, New York. Sub-lease income from LatentZero was $70,000 for fiscal 2004. Accounts receivable from LatentZero was $11,000 as of December 31, 2004.

As of December 31, 2004, Citigroup, Inc. owned more than 10% of the voting stock of Advent. Advent recognized approximately $1.1 million of revenue from Citigroup during fiscal 2004. The Company’s accounts receivable from Citigroup was $0.7 million as of December 31, 2004.

In addition, Advent acts as trustee for the company’s short-term disability plan—Advent Software California Voluntary Disability Plan (VDI). Fiscal 2004 employee withholdings and disbursements totaled $0.4 million and $0.2 million, respectively. As of December 31, 2004, cash held by Advent related to the VDI was $0.2 million which is included in “other assets, net” in the consolidated balance sheets.

Note 15—Subsequent Events

On February 22, 2005, Advent’s Board approved an extension of the Company’s stock repurchase program to authorize the repurchase of up to an additional 1.8 million shares of common stock.

From January 1, 2005 through March 10, 2005, Advent repurchased 2.1 million shares under its current common stock repurchase plan for a total cost of $38 million and an average price of $17.87 per share.

On March 8, 2005 certain of the former shareholders and the shareholders’ representative of Kinexus filed suit against Advent in the Delaware Chancery Court. The complaint alleges that Advent breached the Agreement and Plan of Merger dated as of December 31, 2001 pursuant to which Advent acquired all of the outstanding shares of Kinexus due principally to the fact that no amount was paid by Advent on an earn-out of up to $115 million. The earn-out, which was payable in cash or stock at the election of Advent, was based upon Kinexus meeting certain revenue targets in both 2002 and 2003. The complaint seeks unspecified compensatory damages, an accounting and restitution for unjust enrichment. Advent advised the shareholders’ representative in January 2003 that the earn-out terms had not been met in 2002 and accordingly that no earn-out was payable for 2002 and would not be payable for 2003. Advent disputes the plaintiffs’ claims and believes that it has meritorious defenses and counterclaims and intends to vigorously defend this action. Management believes that any potential loss associated with this litigation is neither probable nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

On April 6, 2005, the NASDAQ Listing Qualifications Department (the “Nasdaq Staff”) notified Advent that the Company was not in compliance with the requirements of the NASDAQ Marketplace Rule 4310(c)(14) because it had not yet filed its Annual Report on Form 10-K for the period ended December 31, 2004 (the “2004 10-K”) with the Securities and Exchange Commission as of April 5, 2005. Consequently, Advent common stock is subject to delisting from the Nasdaq Stock Market. The Company’s delay in filing its 2004 10-K is the only listing deficiency cited by the Nasdaq Staff.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advent intends to request an appeal hearing before a Nasdaq Listing Qualifications Panel (the “Panel”) to review the delisting determination. Under the Nasdaq Marketplace Rules, the delisting of Advent’s common stock will be stayed pending the Panel’s review and determination. Until the Panel’s ultimate determination, the date of which is not yet known, Advent common shares will continue to be traded on the Nasdaq Stock Market, but Advent’s trading symbol as of April 7, 2005, was amended from “ADVS” to “ADVSE”, to reflect the Company’s filing delinquency.

Supplementary Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2004* (1)(2)(3)(4):
Net revenues	$35,722	$36,024	$37,288	$40,956
Gross margin	$23,333	$22,821	$23,851	$27,030
Loss from operations	$(1,274)	$(9,126)	$(4,563)	$(3,166)
Net loss	$(1,148)	$(9,247)	$(5,133)	$(716)
Net loss per share—basic and diluted	$(0.03)	$(0.28)	$(0.16)	$(0.02)

2003 (5)(6)(7):
Net revenues	$33,044	$32,758	$34,484	$36,873
Gross margin	$19,869	$18,217	$19,975	$22,074
Loss from operations	$(11,679)	$(13,977)	$(8,652)	$(5,351)
Net loss	$(7,480)	$(9,596)	$(5,449)	$(70,408)
Net loss per share—basic and diluted	$(0.23)	$(0.30)	$(0.17)	$(2.15)

*	Our results of operations for the first, second and third quarters of 2004 have been restated. See (1) below for additional information.

(1)	Effective January 1, 2004, we corrected our classification of revenue from our subsidiary, Second Street Securities, when they engage in the soft dollaring of third party products or services. Revenues and cost of revenues for fiscal 2004 have been changed to reflect revenue recognition on a net basis from these transactions. As a result, we recorded reductions to net revenues of $1.1 million, $1.0 million and $1.3 million in the first, second and third quarters of 2004, respectively. These changes do not affect gross margin, operating loss, or net loss for any period presented. We have not changed revenues and cost of revenues in periods prior to fiscal 2004 as the amounts were not material.

In addition, subsequent to our press release on February 1, 2005, we recorded corrections to our results of operations for the second, third and fourth quarters of 2004. For the second quarter of 2004, we recorded a correction to incur an additional non-cash restructuring charge of $0.9 million. Total restructuring charges for the second quarter were $5.9 million. As a result of the additional restructuring charges, we recorded reductions to depreciation expense of $36,000 and $35,000 in the third and fourth quarters of 2004, respectively. For the fourth quarter of 2004, we also recorded an adjustment to rent expense of $354,000 to properly account for a rent holiday associated with an operating lease. These corrections resulted in a restatement to our results of operations for the second and third quarters of 2004. See Note 2, “Restatement of Financial Statements,” to the consolidated financial statements for additional information.

The following is a summary of the effect of these corrections on the Company’s consolidated statement of operations for the quarters ended March 31, 2004, June 30, 2004, and September 30, 2004 (in thousands):

Quarter ended March 31, 2004	As Previously Reported	Adjustments	As Restated
Net revenues	$36,836	$(1,114)	$35,722

Quarter ended June 30, 2004
Net revenues	$37,003	$(979)	$36,024
Loss from operations	$(8,263)	$(863)	$(9,126)
Net loss	$(8,384)	$(863)	$(9,247)
Net loss per share—basic and diluted	$(0.25)	$(0.03)	$(0.28)

Quarter ended September 30, 2004
Net revenues	$38,616	$(1,328)	$37,288
Loss from operations	$(4,599)	$36	$(4,563)
Net loss	$(5,169)	$36	$(5,133)
Net loss per share—basic and diluted	$(0.16)	$—	$(0.16)

(2)	Our quarterly results of operations for 2004 included the operating results of Advent United Kingdom and Switzerland, subsequent to their acquisition in May of 2004.
(3)	In the third quarter of 2004, we recorded an impairment charge of $3.4 million to write-off our Techfi-related intangible assets resulting from our decision to sunset certain products within our Techfi product line.
(4)	In the fourth quarter of 2004, we recorded impairment charges totaling $2.1 million. This amount included $1.4 million and $0.7 million to write off the carrying value of Advent Hellas and Advent Wealth Service’s (AWS) intangible assets, respectively, as a result of significant underperformance by Advent Hellas and AWS relative to historical and projected future operating results as well as our decision to re-focus our strategic direction on our core businesses.
(5)	Subsequent to our press release in January 2004, we reached a settlement involving a claim with a former employee in February 2004. As a result of this settlement, we recorded a receivable of $775,000 and a corresponding reduction in general and administrative expenses in the fourth quarter of 2003. We also recorded corrections to reduce our income tax provision by a net $4.6 million for the fourth quarter of 2003. This amount included $5.8 million to reduce our valuation allowance, offset by $1.2 million to accrue additional state tax liabilities. These corrections resulted in a restatement to our results of operations for the fourth quarter of 2003. See Note 2, “Restatement of Financial Statements,” for additional information.

The following is a summary of the effect of these changes on the Company’s consolidated statement of operations for the quarter ended December 31, 2003 (in thousands):

Quarter ended December 31, 2003	As Previously Reported	Adjustments	As Presented
Net loss	$(75,018)	$4,610	$(70,408)
Net loss per share—basic and diluted	$(2.29)	$0.14	$(2.15)

(6)	In the fourth quarter of 2003, we began presenting amortization of developed technology within cost of revenues. All prior periods have been reclassified to conform to the current presentation.
(7)	The fourth quarter of 2003 included a provision for income taxes of $65.9 million (as restated) as a result of recording a full valuation allowance against our deferred tax assets in the United States.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(f) of the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that because of the material weaknesses in internal control over financial reporting identified in Management’s Report on Internal Control over Financial Reporting appearing on page 53, our disclosure controls and procedures were ineffective as of December 31, 2004, to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting which was identified in connection with the evaluation required by Rule 13a-15(e) of the Exchange Act that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

See “Management’s Report on Internal Control over Financial Reporting” on page 53.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding Directors, Board Committees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the sections captioned “Proposal 1: Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2005 Annual Meeting of Stockholders. Such information is incorporated herein by reference. The information required by this Item related to the executive officers can be found in the section captioned “Executive Officers of the Registrant” under Item 1, Part I of this Form 10-K, and is also incorporated herein by reference.

The Company has a code of ethics that applies to all of the Company’s employees, including its Principal Executive Officer, Principal Financial and Accounting Officer and its Board of Directors. A copy of this code, “Code of Business Ethics and Conduct”, is available on the Company’s website at www.advent.com and may be found as follows:

1.	From our main web page, first click on “About Advent” and then on “Corporate Governance” under “Investor Relations.”

2.	Next, click on “Conduct”

3.	Finally, click on “Advent’s Code of Business Ethics and Conduct.”

The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website or by filing a Form 8-K.

Item 11. Executive Compensation

Information required by this Item is incorporated by reference to our Proxy Statement for our 2005 Annual Meeting of Stockholders, where it is included under the caption “Executive Officer Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is incorporated by reference to our Proxy Statement for our 2005 Annual Meeting of Stockholders, where it is included under the captions “Beneficial Security Ownership of Management and Certain Beneficial Owners,” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions

Information required by this Item is incorporated by reference to our Proxy Statement for our 2005 Annual Meeting of Stockholders, where it is included under the caption “Certain Relationships.”

Item 14. Principal Accounting Fees and Services

Information required by this Item is incorporated by reference to our Proxy Statement for our 2005 Annual Meeting of Stockholders, where it is included under the caption “Fees to Independent Auditors for Services Rendered During Fiscal Year 2004.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report

1. Financial Statements

The following are included in Item 8:

2. Financial Statement Schedules

The following financial statement schedule for the years ended December 31, 2004, 2003 and 2002 should be read in conjunction with the consolidated financial statements of Advent Software, Inc. filed as part of this Annual Report on Form 10-K:

Schedule II

ADVENT SOFTWARE, INC

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2004, 2003 and 2002

	Balance at Beginning of Period	Additions (Reductions) Charged to Expense	Charged to Other Accounts	Write-offs	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
2002	$2,720	$2,407	$—	$3,717	$1,410
2003	$1,410	$(683)	$—	$86	$641
2004	$641	$36	$—	$66	$611
Allowance for sales returns:
2002	$1,715	$6,985	$—	$7,491	$1,209
2003	$1,209	$7,168	$—	$6,407	$1,970
2004	$1,970	$4,623	$—	$3,252	$3,341
Deferred tax asset valuation allowance:
2002	$—	$12,939	$—	$—	$12,939
2003	$12,939	$73,789	$—	$—	$86,728
2004	$86,728	$14,629	$—	$—	$101,357

Schedules other than those listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

3. Exhibits

The following exhibits are filed as a part of, or incorporated by reference into this Form 10-K:

Exhibit Number	Description of Document
2.1(4)	Agreement and Plan of Merger by and among Advent Software, Inc., Kayak Acquisition Corp, and Kinexus Corporation dated as of December 31, 2001.

3.1(8)	Second Amended and Restated Certificate of Incorporation of Registrant.

3.2(10)	Amended and Restated Bylaws of Registrant.

4.1(1)	Specimen Common Stock Certificate of Registrant.

10.1(1)*	Form of Indemnification Agreement for Executive Officers and Directors.

10.2(2)*	1992 Stock Plan, as amended.

10.3(1)*	1993 Profit Sharing & Employee Savings Plan, as amended.

10.4(1)*	1995 Employee Stock Purchase Plan.

10.5(3)*	1995 Director Option Plan.

10.6(9)*	2002 Stock Option Plan

10.7(1)*	Severance Agreement between Advent and Peter M. Caswell dated December 10, 1993.

10.8(1)(5)	Agreement between Advent and Interactive Data Corporation dated January 1, 1995.

10.9(6)	Office Lease dated August 1, 1998, between SOMA Partners, L.P. and Advent for facilities located at 301 Brannan in San Francisco, California.

10.10(7)	Office Lease dated July 22, 1999, between 405 Lexington, L.L.C. and Advent for facilities located at 666 Third Avenue in New York, New York.

21.1	Subsidiaries of Advent.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on page 103 of this Form 10-K).

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibit filed with Advent’s registration statement filed on Form SB-2 (commission file number 33-97912-LA), declared effective on November 15, 1995
(2)	Incorporated by reference to the exhibit filed with Advent’s registration statement filed on Form S-8 on May 28, 1999.
(3)	Incorporated by reference to the exhibit filed with Advent’s registration statement filed on Form S-8 on August 11, 2000.
(4)	Incorporated by reference to the exhibit filed with Advent’s report on Form 8-K filed February 28, 2002.
(5)	Confidential treatment requested as to certain portions of this exhibit.
(6)	Incorporated by reference to Advent’s Annual Report on Form 10-K for the year ended December 31, 1998.
(7)	Incorporated by reference to Advent’s Annual Report on Form 10-K for the year ended December 31, 1999.
(8)	Incorporated by reference to Advent’s Annual Report on Form 10-K for the year ended December 31, 2000.
(9)	Incorporated by reference to Advent’s Annual Report on Form 10-K for the year ended December 31, 2001.
(10)	Incorporated by reference to Advent’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
*	Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 8th day of April, 2005.

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

Signature	Title	Date

/s/ STEPHANIE G. DIMARCO Stephanie G. DiMarco	Chief Executive Officer and President (Principal Executive Officer)	April 8, 2005

/s/ GRAHAM V. SMITH Graham V. Smith	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 8, 2005

/s/ TERRY H. CARLITZ Terry H. Carlitz	Director	April 8, 2005

/s/ JAMES P. ROEMER James P. Roemer	Director	April 8, 2005

/s/ JOHN H. SCULLY John H. Scully	Chairman of the Board	April 8, 2005

/s/ WENDELL G. VAN AUKEN Wendell G. Van Auken	Director	April 8, 2005

/s/ WILLIAM F. ZUENDT William F. Zuendt	Director	April 8, 2005