Form 10-Q/A
period 2004-06-30
ADVENT SOFTWARE INC /DE/
filed 2005-04-28
CIK 1002225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to Advent Software, Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, is being filed in order to correct its previously issued condensed consolidated balance sheets as of December 31, 2003 and June 30, 2004, condensed consolidated statements of operations for the three and six months ended June 30, 2004, condensed consolidated statement of cash flows for the six months ended June 30, 2004, and to correct our management’s discussion and analysis of financial condition and results of operations. As a result, we have also updated Item 4. Controls and Procedures, as appropriate. The corrections are to properly account for restructuring charges for abandoned property and equipment; correct income taxes payable, deferred income tax assets and liabilities; and, correct our classification of revenue and cost of revenue from our subsidiary, Second Street Securities, in accordance with generally accepted accounting principles in the United States of America. See Note 2 to the Company’s unaudited condensed consolidated financial statements for additional discussion. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth in Note 2.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	(Restated, See Note 2)	(Restated, See Note 2)
	June 30 2004	December 31 2003
ASSETS
Current assets:
Cash and cash equivalents	$35,562	$34,761
Marketable securities	131,348	125,311
Accounts receivable, net	27,699	17,448
Prepaid expenses and other	10,682	11,526
Income taxes receivable	1,639	1,639

Total current assets	206,930	190,685
Property and equipment, net	19,140	23,381
Goodwill	92,822	86,504
Other intangibles, net	25,557	30,495
Other assets, net	13,707	15,438

Total assets	$358,156	$346,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,540	$1,320
Accrued liabilities	18,210	16,101
Deferred revenues	50,604	36,123
Income taxes payable	3,202	3,596

Total current liabilities	74,556	57,140
Deferred income taxes	3,066	2,812
Other long-term liabilities	6,377	3,482

Total liabilities	83,999	63,434

Stockholders’ equity:
Common stock	332	329
Additional paid-in capital	344,174	340,394
Accumulated deficit	(77,246)	(66,483)
Accumulated other comprehensive income	6,897	8,829

Total stockholders’ equity	274,157	283,069

Total liabilities and stockholders’ equity	$358,156	$346,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	(Restated, See Note 2)		(Restated, See Note 2)
	2004	2003	2004	2003
Net revenues:
License and development fees	$8,719	$6,470	$16,727	$13,212
Maintenance and other recurring	23,314	21,154	46,200	42,294
Professional services and other	3,991	5,134	8,819	10,296

Total net revenues	36,024	32,758	71,746	65,802

Cost of revenues:
License and development fees	426	703	1,020	1,257
Maintenance and other recurring	7,320	7,662	14,200	15,041
Professional services and other	4,107	4,740	7,680	8,547
Amortization of developed technology	1,350	1,436	2,692	2,871

Total cost of revenues	13,203	14,541	25,592	27,716

Gross margin	22,821	18,217	46,154	38,086

Operating expenses:
Sales and marketing	9,276	11,263	18,069	22,718
Product development	8,501	9,692	16,353	19,059
General and administrative	6,207	6,602	12,188	11,914
Amortization of other intangibles	2,060	1,966	4,084	3,891
Restructuring charges	5,903	2,671	5,860	6,160

Total operating expenses	31,947	32,194	56,554	63,742

Loss from operations	(9,126)	(13,977)	(10,400)	(25,656)
Interest income and other expense, net	(142)	(3)	(16)	169

Loss before income taxes	(9,268)	(13,980)	(10,416)	(25,487)
Benefit from income taxes	(21)	(4,384)	(21)	(8,411)

Net loss	$(9,247)	$(9,596)	$(10,395)	$(17,076)

Basic and diluted net loss per share	$(0.28)	$(0.30)	$(0.31)	$(0.53)

Weighted average shares used to compute basic and diluted net loss per share	33,179	32,123	33,122	32,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30
	(Restated, See Note 2)
	2004	2003
Cash flows from operating activities:
Net loss	$(10,395)	$(17,076)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash stock based compensation	18	171
Depreciation and amortization	11,134	11,099
Non-cash restructuring charges	863	499
Loss on dispositions of fixed assets	372	—
Provision for (reduction of) doubtful accounts	(175)	(398)
Other than temporary loss on investments	—	1,732
Loss on investments	717	109
Deferred income taxes	(100)	(6,715)
Other	(232)	53
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(8,538)	3,490
Prepaid and other assets	3,499	2,339
Income taxes receivable	—	4,650
Accounts payable	120	(567)
Accrued liabilities	1,771	(126)
Deferred revenues	13,816	2,149
Income taxes payable	(394)	1,551

Net cash provided by operating activities	12,476	2,960

Cash flows from investing activities:
Net cash used in acquisitions	(5,756)	(9,877)
Purchases of property and equipment	(1,265)	(4,082)
Purchases of marketable securities	(73,505)	(98,090)
Sales and maturities of marketable securities	65,498	113,637

Net cash provided by (used in) investing activities	(15,028)	1,588

Cash flows from financing activities:
Proceeds from issuance of common stock	4,263	4,455
Repurchase of common stock	(858)	(14,308)
Repayment of capital leases	—	(77)

Net cash provided by (used in) financing activities	3,405	(9,930)

Effect of exchange rate changes on cash and cash equivalents	(52)	450

Net change in cash and cash equivalents	801	(4,932)
Cash and cash equivalents at beginning of period	34,761	29,981

Cash and cash equivalents at end of period	35,562	$25,049

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

These condensed consolidated financial statements include all adjustments necessary to state fairly the financial position and results of operations for each interim period shown. All such adjustments occur in the ordinary course of business and are of a normal, recurring nature. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications do not affect net revenues, net loss or stockholders’ equity.

Accrued Restructuring. Certain restructuring liabilities have been reclassified from short-term to long-term. Advent has historically classified all amounts accrued for restructuring expense as “accrued liabilities” on the condensed consolidated balance sheets. Based upon Advent’s re-evaluation of these liabilities, the Company has reclassified restructuring liabilities that are to be paid more than a year after the balance sheet date to “other long-term liabilities” on the condensed consolidated balance sheets. These reclassifications had no impact on the Company’s results of operations or cash flows. The following is a summary of the effect of these reclassifications on the Company’s condensed consolidated balance sheets as of December 31, 2003 and June 30, 2004 (in thousands):

	Condensed Consolidated Balance Sheets
	As Previously Reported	Reclassifications	As Reclassified
December 31, 2003
Accrued liabilities	$17,245	$(1,144)	$16,101
Other long-term liabilities	$2,338	$1,144	$3,482

June 30, 2004
Accrued liabilities	$22,334	$(4,124)	$18,210
Other long-term liabilities	$2,253	$4,124	$6,377

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

Although these securities are issued and rated as long term bonds, they are priced and traded as short term instruments because of their liquidity provided through the interest rate reset. Advent has historically classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less, which was based on Advent’s ability to either liquidate its holding or roll the investment over to the next reset period.

Based upon Advent’s re-evaluation of the maturity dates associated with the underlying bonds, the Company has reclassified its auction rate securities, previously classified as cash equivalents, as short-term marketable securities in the accompanying condensed consolidated balance sheets as of December 31, 2003 and June 30, 2004. In addition, “Purchases of marketable securities” and “Sales and maturities of marketable securities”, included in the accompanying condensed consolidated statements of cash flows, have been revised to reflect the purchase and sale of auction rate securities during the periods presented. As of December 31, 2003 and June 30, 2004, the Company held approximately $48.6 million and $74.3 million of these auction rate securities, which were reclassified. These reclassifications had no impact on the results of operations of the Company. The following is a summary of the effect of these reclassifications on the Company’s condensed consolidated balance sheets as of December 31, 2003 and June 30, 2004, as well as the effect of these changes on the Company’s condensed consolidated statements of cash flows for the six months ended June 30, 2003 and 2004 (in thousands):

	Condensed Consolidated Balance Sheets
	As Previously Reported	Reclassifications	As Reclassified
December 31, 2003
Cash and cash equivalents	$83,334	$(48,573)	$34,761
Marketable securities	$76,738	$48,573	$125,311

June 30, 2004
Cash and cash equivalents	$109,847	$(74,285)	$35,562
Marketable securities	$57,063	$74,285	$131,348

	Condensed Consolidated Statements of Cash Flows
	As Previously Reported	Reclassifications	As Reclassified
Six months ended June 30, 2003
Purchases of marketable securities	$(95,091)	$(2,999)	$(98,090)
Sales and maturities of marketable securities	$110,195	$3,442	$113,637
Net cash provided by investing activities	$1,145	$443	$1,588
Net change in cash and cash equivalents	$(5,375)	$443	$(4,932)
Cash and cash equivalents at beginning of the period	$78,906	$(48,925)	$29,981
Cash and cash equivalents at end of the period	$73,531	$(48,482)	$25,049

Six months ended June 30, 2004
Purchases of marketable securities	$(45,014)	$(28,491)	$(73,505)
Sales and maturities of marketable securities	$62,719	$2,779	$65,498
Net cash provided by (used in) investing activities	$10,684	$(25,712)	$(15,028)
Net change in cash and cash equivalents	$26,513	$(25,712)	$801
Cash and cash equivalents at beginning of the period	$83,334	$(48,573)	$34,761
Cash and cash equivalents at end of the period	$109,847	$(74,285)	$35,562

Note 2—Restatement of Financial Statements

In connection with its preparation of the consolidated financial statements for the fiscal year ended December 31, 2004, management of the Company determined that the previously issued financial statements contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 should be restated to correct errors in those financial statements. The decision to restate these financial statements was made after management’s discovery of the following errors:

•	Included in the Company’s balance for income taxes payable at December 31, 2003 was a tax contingency reserve of $5.8 million. This reserve had been specifically established for certain tax deductions that were included in the deferred tax asset balance at that date. In the fourth quarter of 2003, the Company recorded a full valuation allowance against its deferred tax assets. The establishment of this full valuation allowance against the Company’s deferred tax assets is described in Note 7, “Income Taxes”, to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003. Advent believes that the tax contingency reserve, which was established for the probable disallowance of certain tax deductions, should have been classified as a reduction of the related deferred tax assets and not as a separate liability at December 31, 2003. As a result, the valuation allowance that was recorded in that year should be reduced by $5.8 million;

•	Estimated state income tax liabilities of $1.2 million had not been accrued in the year ended December 31, 2003. This error was not detected in the review process for the Company’s tax provision;

•	During the quarter ended June 30, 2004, the Company vacated a facility in San Francisco, California and should have recognized additional non-cash restructuring charges related to abandoned property and equipment. As a result, the Company has recognized additional non-cash impairment charges of $0.9 million for the quarter ended June 30, 2004 to reduce impaired property and equipment assets, and reduced depreciation expense of $36,000 and $35,000 for the quarters ended September 30, 2004 and December 31, 2004, respectively; and

•	Effective January 1, 2004, Advent corrected the classification of revenue from its subsidiary, Second Street Securities, when it enters into soft dollar arrangements for third party

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

The following is a summary of the effect of these changes on the Company’s condensed consolidated balance sheets as of December 31, 2003 and June 30, 2004, as well as the effect of these changes on the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2004, and condensed consolidated statement of cash flows for the six months ended June 30, 2004 (in thousands, except per share data):

	Condensed Consolidated Balance Sheets
December 31, 2003	As Previously Reported	Adjustments	As Restated
Income taxes payable	$8,206	$(4,610)	$3,596
Total current liabilities	$61,750	$(4,610)	$57,140
Total liabilities	$68,044	$(4,610)	$63,434
Accumulated deficit	$(71,093)	$4,610	$(66,483)
Total stockholders’ equity	$278,459	$4,610	$283,069

June 30, 2004
Property and equipment, net	$20,003	$(863)	$19,140
Total assets	$359,019	$(863)	$358,156
Income taxes payable	$7,812	$(4,610)	$3,202
Total current liabilities	$79,166	$(4,610)	$74,556
Total liabilities	$88,609	$(4,610)	$83,999
Accumulated deficit	$(80,993)	$3,747	$(77,246)
Total stockholders’ equity	$270,410	$3,747	$274,157
Total liabilities and stockholders’ equity	$359,019	$(863)	$358,156

	Condensed Consolidated Statements of Operations
Three months ended June 30, 2004	As Previously Reported	Adjustments	As Restated
Professional service and other revenues	$4,970	$(979)	$3,991
Net revenues	$37,003	$(979)	$36,024
Cost of professional service and other revenues	$5,086	$(979)	$4,107
Cost of revenues	$14,182	$(979)	$13,203
Gross margin	$22,821	$—	$22,821
Restructuring charges	$5,040	$863	$5,903
Total operating expenses	$31,084	$863	$31,947
Loss from operations	$(8,263)	$(863)	$(9,126)
Loss before income taxes	$(8,405)	$(863)	$(9,268)
Net loss	$(8,384)	$(863)	$(9,247)
Net loss per share	$(0.25)	$(0.03)	$(0.28)

Six months ended June 30, 2004
Professional service and other revenues	$10,912	$(2,093)	$8,819
Net revenues	$73,839	$(2,093)	$71,746
Cost of professional service and other revenues	$9,773	$(2,093)	$7,680
Cost of revenues	$27,685	$(2,093)	$25,592
Gross margin	$46,154	$—	$46,154
Restructuring charges	$4,997	$863	$5,860
Total operating expenses	$55,691	$863	$56,554
Loss from operations	$(9,537)	$(863)	$(10,400)
Loss before income taxes	$(9,553)	$(863)	$(10,416)
Net loss	$(9,532)	$(863)	$(10,395)
Net loss per share	$(0.29)	$(0.02)	$(0.31)

	Condensed Consolidated Statement of Cash Flows
Six months ended June 30, 2004	As Previously Reported	Adjustments	As Restated
Net loss	$(9,532)	$(863)	$(10,395)
Non-cash restructuring charges	$—	$863	$863

Note 3—Recent Accounting Pronouncements

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

Advent adopted the provisions of FIN 46 in the first quarter of 2004. In conjunction with the adoption of FIN 46, it was determined that Advent’s independent European distributor, Advent Europe Holding BV (“Advent Europe”) was a variable interest entity, but that Advent was not the primary beneficiary. In accordance with FIN 46, Advent was not required to consolidate this distributor. Advent established a relationship with Advent Europe in 1998. Advent Europe and its subsidiaries have had the exclusive right to sell Advent’s software products, excluding Geneva, in certain locations in Europe and the Middle East. From 2001 through 2003, Advent purchased five of Advent Europe’s subsidiaries. As discussed in Note 12, “Acquisitions”, Advent purchased on May 3, 2004 the remaining independent distributor businesses of Advent Europe in the United Kingdom and Switzerland, as well as certain assets of Advent Europe, for initial consideration of $5.8 million and additional potential consideration of approximately $3.6 million, of which $1.8 million was earned during the second quarter of 2004 and recorded as additional goodwill. Advent currently has no other exposure to loss as a result of involvement with Advent Europe.

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

Note 4—Stock-Based Compensation

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

If compensation had been determined based on the fair value at the grant date for awards in the three and six months ended June 30, 2004 and 2003, consistent with the provisions of SFAS No. 123, net loss and net loss per share would have been as follows (in thousands, except per-share data):

	Three Months Ended June 30		Six Months Ended June 30
	(Restated, See Note 2)		(Restated, See Note 2)
	2004	2003	2004	2003
Net loss - as reported	$(9,247)	$(9,596)	$(10,395)	$(17,076)
Stock-based employee compensation expense included in reported net loss, net of tax (1)	6	180	18	175
Total stock based employee compensation expense determined under fair value based method for all options, net of tax (1)	(2,516)	(2,372)	(5,168)	(4,020)

Net loss - pro forma	$(11,757)	$(11,788)	$(15,545)	(20,921)

Net loss per share:
Basic and diluted - as reported	$(0.28)	$(0.30)	$(0.31)	$(0.53)

Basic and diluted - pro forma	$(0.35)	$(0.37)	$(0.47)	$(0.65)

(1)	Assumes an effective tax rate of 0% for the three and six months ended June 30, 2004 and rates of 31% and 33% for the three and six months ended June 30, 2003, respectively.

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

Note 5—Net Loss Per Share

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per-share data):

	Three Months Ended June 30		Six Months Ended June 30
	(Restated, See Note 2)		(Restated, See Note 2)
	2004	2003	2004	2003
Net loss	$(9,247)	$(9,596)	$(10,395)	$(17,076)

Weighted average shares used to compute basic and diluted net loss per share	33,179	32,123	33,122	32,266

Basic and diluted net loss per share	$(0.28)	$(0.30)	$(0.31)	$(0.53)

Note 6—Goodwill

The changes in the carrying value of goodwill during the six months ended June 30, 2004 were as follows (in thousands):

Goodwill
Balance at December 31, 2003	$86,504
Additions	7,482
Translation adjustments	(1,164)

Balance at June 30, 2004	$92,822

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

Note 7—Other Intangibles

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

Note 8—Balance Sheet Detail

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

The following is a summary of accrued liabilities (in thousands):

	June 30 2004	December 31 2003
Salaries and benefits payable	$5,990	$7,479
Accrued restructuring	2,377	1,201
Other	9,843	7,421

Total accrued liabilities	$18,210	$16,101

Accrued restructuring charges are discussed further in Note 10, “Restructuring Charges”. Other accrued liabilities include accruals for royalties, sales and business taxes, acquisition related costs, and other miscellaneous items.

The following is a summary of other long-term liabilities (in thousands):

	June 30 2004	December 31 2003
Deferred rent	$1,777	$2,156
Accrued restructuring, long-term portion	4,124	1,144
Other	476	182

Total other long-term liabilities	$6,377	$3,482

Note 9—Comprehensive Income (Loss)

The components of comprehensive loss were as follows for the periods presented (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	(Restated, See Note 2)		(Restated, See Note 2)
	2004	2003	2004	2003
Net loss	$(9,247)	$(9,596)	$(10,395)	$(17,076)
Unrealized gain (loss) on marketable securities, net of tax	(496)	144	(556)	94
Foreign currency translation adjustment	(24)	1,875	(1,376)	2,299

Comprehensive loss	$(9,767)	$(7,577)	$(12,327)	(14,683)

The components of accumulated other comprehensive income were as follows (in thousands):

	June 30 2004	December 31 2003
Accumulated net unrealized loss on marketable securities	$(623)	$(67)
Accumulated foreign currency translation adjustments	7,520	8,896

Accumulated other comprehensive income	$6,897	$8,829

Note 10—Restructuring Charges

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

The restructuring charges recorded for the three and six months ended June 30, 2004 and 2003 were as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	(Restated, See Note 2)		(Restated, See Note 2)
	2004	2003	2004	2003
Facility exit costs	$5,028	$—	$4,865	$2,101
Severance and benefits	12	2,671	132	3,650
Property and equipment abandoned	863	—	863	409

Total	$5,903	$2,671	$5,860	$6,160

For the three months ended June 30, 2004, Advent recorded a restructuring charge of $5.9 million primarily consisting of $4.9 million of facility and exit costs and $0.9 million of property and equipment impairment charges related to vacating a facility in San Francisco, California, $72,000 related to vacating a portion of a facility in Cambridge, Massachusetts and a $12,000 adjustment related to severance for employees terminated in the first quarter of 2004. For the first quarter of fiscal 2004, Advent recorded a net restructuring benefit of $43,000 consisting of a $163,000 adjustment related to entering into a final sub-lease agreement on one of the vacated facilities in New York, New York and a $16,000 adjustment to non-cash severance. These adjustments were partially offset by a restructuring charge of $136,000 related to the termination of nine employees, located primarily in New York.

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

The following table sets forth an analysis of the components of the restructuring charges, payments and non-cash charges made against the accrual during the six months ended June 30, 2004 (in thousands):

	Property and Equipment Abandoned	Facility Exit Costs	Severance and Benefits	(Restated, See Note 2) Total
Balance of restructuring accrual at December 31, 2003	$—	$2,181	$164	$2,345
Restructuring charges	863	5,028	136	6,027
Reversal of deferred rent related to facilities exited	—	272	—	272
Cash payments	—	(924)	(189)	(1,113)
Adjustment of prior restructuring costs	—	(163)	(4)	(167)
Non-cash charges	(863)	—	—	(863)

Balance of restructuring accrual at June 30, 2004	$—	$6,394	$107	$6,501

Of the remaining restructuring accrual of $6.5 million at June 30, 2004, $2.4 million and $4.1 million are included in accrued liabilities and other long-term liabilities, respectively, on the accompanying condensed consolidated balance sheet. The remaining excess facility costs are stated at estimated fair value, net of estimated sub-lease income of approximately $6.3 million. Advent expects to pay remaining obligations in connection with vacated facilities no later than over the remaining lease terms, which expire on various dates through 2012. Advent expects to pay the remaining severance and benefits in 2004.

As of June 30, 2004, cumulative restructuring charges incurred since inception of Advent’s restructuring program in 2003 were $15 million, consisting of $8.1 million, $5.1 million and $1.7 million relating to facility exit costs, severance and benefits, and property and equipment abandoned, respectively.

Note 11—Common Stock Repurchase Programs

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

Note 12—Acquisitions

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

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of the periods presented. This does not purport to be indicative of the results that would have been achieved had the acquisition been made as of those dates nor of the results which may occur in the future (in thousands, except per share data):

	(Restated, See Note 2)		(Restated, See Note 2)
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Net revenues	$36,322	$33,387	$72,974	66,680
Net loss	$(9,400)	$(9,961)	$(11,145)	(17,997)
Net loss per share—basic and diluted	$(0.28)	$(0.31)	$(0.34)	(0.56)

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

Note 13—Commitments and Contingencies

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

Note 14—Segment and Geographic Information

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

Geographical information as of and for the periods presented is as follows (in thousands):

	(Restated, See Note 2)
	June 30 2004	December 31 2003
Long-lived tangible assets:
United States	$32,427	$38,538
Foreign	420	281

Total	$32,847	$38,819

	Three Months Ended June 30		Six Months Ended June 30
	(Restated, See Note 2)		(Restated, See Note 2)
	2004	2003	2004	2003
Geographic net sales:
United States	$33,925	$31,087	$68,098	$63,362
Foreign	2,099	1,671	3,648	2,440

Total	$36,024	$32,758	$71,746	$65,802

No one customer accounted for more than 10% of net revenues for the three and six months ended June 30, 2004 and 2003.

Note 15—Related Party Transactions

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

Restatement of Financial Statements

In connection with our preparation of the consolidated financial statements for the fiscal year ended December 31, 2004, management of the Company determined that the previously issued financial statements contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 should be restated to correct errors in those financial statements. The decision to restate these financial statements was made after management’s discovery of the following errors:

•	Included in our income taxes payable balance at December 31, 2003 was a tax contingency reserve of $5.8 million. This reserve had been specifically established for certain tax deductions that were included in the deferred tax asset balance at that date. In the fourth quarter of 2003, we recorded a full valuation allowance against our deferred tax assets. The establishment of this full valuation allowance against our deferred tax assets is described in Note 7, “Income Taxes”, to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003. We believe that the tax contingency reserve, which was established for the probable disallowance of certain tax deductions, should have been classified as a reduction of the related deferred tax assets and not as a separate liability at December 31, 2003. As a result, the valuation allowance that was recorded in that year should be reduced by $5.8 million;

•	Estimated state income tax liabilities of $1.2 million had not been accrued in the year ended December 31, 2003. This error was not detected in the review process for our tax provision;

•	During the quarter ended June 30, 2004, we vacated a facility in San Francisco, California and should have recognized additional non-cash restructuring charges related to abandoned property and equipment. As a result, we recognized additional non-cash impairment charges of $0.9 million for the quarter ended June 30, 2004 to reduce impaired property and equipment assets, and reduced depreciation expense of $36,000 and $35,000 for the quarters ended September 30, 2004 and December 31, 2004, respectively; and

•	Effective January 1, 2004, we corrected the classification of revenue from our subsidiary, Second Street Securities, when they enter into soft dollar arrangements for third party products or services. Under such arrangements, Second Street Securities returns a portion of its commission revenues received from its customers in the form of third party products or services. As a result, revenues and cost of revenues for the three quarterly periods ending March 31, June 30 and September 30, 2004 have been restated to reflect revenue recognition on a net basis from these transactions as we are not the primary obligor. This change does not affect gross margin, operating loss, or net loss for any periods presented.

We have not changed revenues and cost of revenues in periods prior to fiscal 2004 as the amounts were not material.

These corrections had no significant impact on the Company’s financial statements in periods prior to the quarter ended December 31, 2003.

See Note 2, “Restatement of Financial Statements”, of this Report for a summary of the effect of these changes on our condensed consolidated balance sheets as of December 31, 2003 and June 30, 2004, as well as our condensed consolidated statements of operations for the three and six months ended June 30, 2004 and condensed consolidated statement of cash flows for the six months ended June 30, 2004. The accompanying Management’s Discussion and Analysis gives effect to these corrections.

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

We have also been aligning our cost structure so that it is more in line with current revenue levels. Our total cost of revenues and operating expenses of $82.1 million in the six months ended June 30, 2004 are down from $91.5 million in the same period last year. The current cost structure reflects the restructuring activities from the prior year and continued cost-cutting initiatives.

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

Professional services and other revenues. We offer a variety of professional services that include project management, implementation, data conversion, integration, custom report writing and training. Fair value for professional services is based upon separate sales of these services by us to other customers. Our professional services are generally billed based on hourly rates together with reimbursement for travel and accommodation expenses. Our professional services and other revenue also include revenue from our annual user conferences. We generally recognize revenue as these professional services are performed. Certain professional services arrangements involve acceptance criteria. In these cases, revenue and related expenses are recognized upon acceptance.

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

For the second quarter of 2004, we recorded non-cash property and equipment impairment charges of approximately $0.9 million as part of our restructuring activities related to vacating a facility in San Francisco, California.

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

Accrued Restructuring. Certain restructuring liabilities have been reclassified from short-term to long-term. We have historically classified all amounts accrued for restructuring expense as “accrued liabilities” on our condensed consolidated balance sheets. Based upon our re-evaluation of these liabilities, we have reclassified restructuring liabilities that are to be paid more than a year after the balance sheet date to “other long-term liabilities” on our condensed consolidated balance sheets. These reclassifications had no impact on our results of operations or cash flows. The following is a summary of the effect of these reclassifications on our condensed consolidated balance sheets as of December 31, 2003 and June 30, 2004 (in thousands):

	Condensed Consolidated Balance Sheets
	As Previously Reported	Reclassifications	As Reclassified
December 31, 2003
Accrued liabilities	$17,245	$(1,144)	$16,101
Other long-term liabilities	$2,338	$1,144	$3,482

June 30, 2004
Accrued liabilities	$22,334	$(4,124)	$18,210
Other long-term liabilities	$2,253	$4,124	$6,377

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

Although these securities are issued and rated as long term bonds, they are priced and traded as short term instruments because of their liquidity provided through the interest rate reset. We had historically classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less, which was based on our ability to either liquidate our holding or roll our investment over to the next reset period.

Based upon our re-evaluation of the maturity dates associated with the underlying bonds, we have reclassified our auction rate securities, previously classified as cash equivalents, as short-term marketable securities in the accompanying condensed consolidated balance sheets as of December 31, 2003 and June 30, 2004. In addition, “Purchases of marketable securities” and “Sales and maturities of marketable securities”, included in the accompanying condensed consolidated statements of cash flows, have been revised to reflect the purchase and sale of auction rate securities during the periods presented. As of December 31, 2003 and June 30, 2004, the Company held approximately $48.6 million and $74.3 million of these auction rate securities, which were reclassified. These reclassifications had no impact on the results of operations of the Company. The following is a summary of the effect of these reclassifications on the Company’s condensed consolidated balance sheets as of December 31, 2003 and June 30, 2004, as well as the effect of these changes on the Company’s condensed consolidated statements of cash flows for the six months ended June 30, 2003 and 2004 (in thousands):

	Condensed Consolidated Balance Sheets
	As Previously Reported	Reclassifications	As Reclassified
December 31, 2003
Cash and cash equivalents	$83,334	$(48,573)	$34,761
Marketable securities	$76,738	$48,573	$125,311

June 30, 2004
Cash and cash equivalents	$109,847	$(74,285)	$35,562
Marketable securities	$57,063	$74,285	$131,348

	Condensed Consolidated Statements of Cash Flows
	As Previously Reported	Reclassifications	As Reclassified
Six months ended June 30, 2003
Purchases of marketable securities	$(95,091)	$(2,999)	$(98,090)
Sales and maturities of marketable securities	$110,195	$3,442	$113,637
Net cash provided by investing activities	$1,145	$443	$1,588
Net change in cash and cash equivalents	$(5,375)	$443	$(4,932)
Cash and cash equivalents at beginning of the period	$78,906	$(48,925)	$29,981
Cash and cash equivalents at end of the period	$73,531	$(48,482)	$25,049

Six months ended June 30, 2004
Purchases of marketable securities	$(45,014)	$(28,491)	$(73,505)
Sales and maturities of marketable securities	$62,719	$2,779	$65,498
Net cash provided by (used in) investing activities	$10,684	$(25,712)	$(15,028)
Net change in cash and cash equivalents	$26,513	$(25,712)	$801
Cash and cash equivalents at beginning of the period	$83,334	$(48,573)	$34,761
Cash and cash equivalents at end of the period	$109,847	$(74,285)	$35,562

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

The following table sets forth, for the periods indicated, certain financial information as a percentage of total net revenues:

	Three Months Ended June 30		Six Months Ended June 30
	(Restated, See Note 2)		(Restated, See Note 2)
	2004	2003	2004	2003
Net revenues:
License and development fees	24%	20%	23%	20%
Maintenance and other recurring	65	64	65	64
Professional services and other	11	16	12	16

Total net revenues	100	100	100	100

Cost of revenues:
License and development fees	1	2	1	2
Maintenance and other recurring	20	24	20	23
Professional services and other	12	15	11	13
Amortization of developed technology	4	4	4	4

Total cost of revenues	37	45	36	42

Gross margin	63	55	64	58

Operating expenses:
Sales and marketing	26	34	25	35
Product development	23	30	23	29
General and administrative	17	20	17	18
Amortization of other intangibles	6	6	6	6
Restructuring charges	16	8	8	9

Total operating expenses	88	98	79	97

Loss from operations	(25)	(43)	(15)	(39)
Interest income and other expense, net	(1)	0	0	0

Loss before income taxes	(26)	(43)	(15)	(39)
Benefit from income taxes	0	(14)	0	(13)

Net loss	(26)%	(29)%	(15)%	(26)%

NET REVENUES

	Three Months Ended June 30			Six Months Ended June 30
	(Restated, See Note 2)			(Restated, See Note 2)
	2004	2003	Change	2004	2003	Change
Total net revenues (in thousands)	$36,024	$32,758	$3,266	$71,746	$65,802	$5,944

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

We expect license and development fee revenue to be relatively flat in the third quarter of 2004 with modest growth year over year.

Maintenance and Other Recurring Revenues

	Three Months Ended June 30			Six Months Ended June 30
	2004	2003	Change	2004	2003	Change
Maintenance and other recurring revenues (in thousands)	$23,314	$21,154	$2,160	$46,200	$42,294	$3,906
Percent of total net revenues	65%	64%		65%	64%

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

Professional Services and Other Revenues

	Three Months Ended June 30			Six Months Ended June 30
	(Restated, See Note 2)			(Restated, See Note 2)
	2004	2003	Change	2004	2003	Change
Professional services and other revenues (in thousands)	$3,991	$5,134	$(1,143)	$8,819	$10,296	$(1,477)
Percent of total net revenues	11%	16%		12%	16%

Professional services and other revenues include consulting, project management, custom integration, custom work, training and soft dollar transactions for products and services not related to Advent products and services. Professional services related to Advent Office products generally can be completed and accepted in a relatively short time period while services related to Geneva products may require a six to nine month implementation period. Therefore, the revenues associated with professional services reflect a mix of services related to current quarter license revenue as well as transactions from prior quarters. Generally, our consulting revenues lag our license revenues by one or two quarters, but can also be affected by specific project milestone completions.

The decreases in professional services and other revenue for the three and six months ended June 30, 2004 were primarily due to lower revenues earned from third party products paid for through soft dollar transactions. The decline in revenues from soft dollar transactions resulted from our change in revenue classification from our Second Street Securities subsidiary when they engage in the soft dollaring of third party products. Other revenues and cost of revenues for fiscal 2004 have been changed to reflect revenue recognition on a net basis from these transactions. This change impacted professional services and other revenues by a total of $1.0 million and $2.1 million for the three and six months ended June 30, 2004, respectively. Additionally, the decrease during the six months ended June 30, 2004 was partially offset by revenue recognized from milestone completions during the first quarter of 2004 with two significant customers and increased implementation services related to our Geneva product during this same period. We expect that revenues from professional services will increase slightly in the third quarter of 2004 due to the recognition of a milestone payment from a large implementation.

COST OF REVENUES

	Three Months Ended June 30			Six Months Ended June 30
	(Restated, See Note 2)			(Restated, See Note 2)
	2004	2003	Change	2004	2003	Change
Total cost of revenues (in thousands)	$13,203	$14,541	$(1,338)	$25,592	$27,716	$(2,124)
Percent of total net revenues	37%	45%		36%	42%

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

Cost of Professional Services and Other

	Three Months Ended June 30			Six Months Ended June 30
	(Restated, See Note 2)			(Restated, See Note 2)
	2004	2003	Change	2004	2003	Change
Cost of professional services and other (in thousands)	$4,107	$4,740	$(633)	$7,680	$8,547	$(867)
Percent of total professional services revenues	103%	92%		87%	83%

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

The decreases in cost of professional services and other for the three and six months ended June 30, 2004 primarily reflected lower cost of revenues from third party products paid for through soft dollar transactions partially offset by an increase in employee bonus programs. The decline in cost of revenues from soft dollar transactions resulted from our change in revenue classification from our Second Street Securities subsidiary when they engage in the soft dollaring of third party products. Other revenues and cost of revenues for fiscal 2004 have been changed to reflect revenue recognition on a net basis from these transactions. This change impacted cost of professional services and other by a total of $1.0 million and $2.1 million for the three and six months ended June 30, 2004, respectively. We expect cost of professional services and other revenues to remain relatively flat in the third quarter of 2004.

Amortization of Developed Technology

	Three Months Ended June 30			Six Months Ended June 30
	2004	2003	Change	2004	2003	Change
Amortization of developed technology (in thousands)	$1,350	$1,436	$(86)	$2,692	$2,871	$(179)
Percent of total net revenues	4%	4%		4%	4%

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

OPERATING EXPENSES

Sales and Marketing

	Three Months Ended June 30			Six Months Ended June 30
	2004	2003	Change	2004	2003	Change
Sales and marketing (in thousands)	$9,276	$11,263	$(1,987)	$18,069	$22,718	$(4,649)
Percent of total net revenues	26%	34%		25%	35%

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

Product Development

	Three Months Ended June 30			Six Months Ended June 30
	2004	2003	Change	2004	2003	Change
Product development (in thousands)	$8,501	$9,692	$(1,191)	$16,353	$19,059	$(2,706)
Percent of total net revenues	23%	30%		23%	29%

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

General and Administrative

	Three Months Ended June 30			Six Months Ended June 30
	2004	2003	Change	2004	2003	Change
General and administrative (in thousands)	$6,207	$6,602	$(395)	$12,188	$11,914	$274
Percent of total net revenues	17%	20%		17%	18%

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

Amortization of Other Intangibles

	Three Months Ended June 30			Six Months Ended June 30
	2004	2003	Change	2004	2003	Change
Amortization of other intangibles (in thousands)	$2,060	$1,966	$94	$4,084	$3,891	$193
Percent of total net revenues	6%	6%		6%	6%

Amortization of other intangibles represents amortization of non-technology related intangible assets. Amortization of other intangibles increased slightly as a result of our acquisitions in the United Kingdom and Switzerland. We expect amortization of other intangibles to be approximately $2.1 million in the third quarter of 2004.

Restructuring Charges

	Three Months Ended June 30			Six Months Ended June 30
	(Restated, See Note 2)			(Restated, See Note 2)
	2004	2003	Change	2004	2003	Change
Restructuring charges (in thousands)	$5,903	$2,671	$3,232	$5,860	$6,160	$(300)
Percent of total net revenues	16%	8%		8%	9%

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

For the three months ended June 30, 2004, we recorded a net restructuring expense of $5.9 million primarily consisting of $4.9 million of facility exit costs and $0.9 million of property and equipment impairment charges related to vacating a facility in San Francisco, California, $72,000 related to vacating a portion of a facility in Cambridge, Massachusetts and a $12,000 adjustment related to severance for employees terminated in the first quarter of fiscal 2004. For the first quarter of 2004, we recorded a net restructuring benefit of $43,000 consisting of a $163,000 adjustment related to entering into a final sub-lease agreement on one of the vacated facilities in New York, New York and a $16,000 adjustment to non-cash severance. These adjustments were partially offset by a restructuring charge of $136,000 related to the termination of nine employees, located in New York.

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

The following table sets forth an analysis of the components of the restructuring charges, payments and non-cash charges made against the accrual during the six months ended June 30, 2004 (in thousands):

	Property and Equipment Abandoned	Facility Exit Costs	Severance and Benefits	(Restated, See Note 2) Total
Balance of restructuring accrual at December 31, 2003	$—	$2,181	$164	$2,345
Restructuring charges	863	5,028	136	6,027
Reversal of deferred rent related to facilities exited	—	272	—	272
Cash payments	—	(924)	(189)	(1,113)
Adjustment of prior restructuring costs	—	(163)	(4)	(167)
Non-cash charges	(863)	—	—	(863)

Balance of restructuring accrual at June 30, 2004	$—	$6,394	$107	$6,501

Of the remaining restructuring accrual of $6.5 million at June 30, 2004, $2.4 million and $4.1 million are included in accrued liabilities and other long-term liabilities, respectively, on the accompanying condensed consolidated balance sheet. The remaining excess facility costs are stated at estimated fair value, net of estimated sublease income of approximately $6.3 million. We expect to pay remaining obligations in connection with vacated facilities no later than over the remaining lease terms, which expire on various dates through 2012. We expect to pay the remaining severance and benefits in 2004.

As of June 30, 2004, cumulative restructuring charges incurred since inception of Advent’s restructuring program in 2003 were $15 million, consisting of $8.1 million, $5.1 million and $1.7 million relating to facility exit costs, severance and benefits, and property and equipment abandoned, respectively. As a result of our restructuring activities implemented to date, we have reduced our total expenses by approximately $21 million on an annual basis.

Interest Income and Other Expense, Net

	Three Months Ended June 30			Six Months Ended June 30
	2004	2003	Change	2004	2003	Change
Interest income and other expense, net	$(142)	$(3)	$(139)	$(16)	$169	$(185)
Percent of total net revenues	(1)%	0%		0%	0%

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

The table below, for the periods indicated, provides selected condensed consolidated cash flow information (in thousands):

	Six Months Ended June 30
	2004	2003
Net cash provided by operating activities	$12,476	$2,960
Net cash provided by (used in) investing activities	$(15,028)	$1,588
Net cash provided by (used in) financing activities	$3,405	$(9,930)

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

Other sources of cash in the first six months of 2004 included a decrease in prepaid and other assets, and an increase in accrued liabilities. The decrease in prepaid and other assets reflected prepaid expense amortization and collection of a receivable for a litigation settlement recorded in the fourth quarter of 2003. The increase in accrued liabilities was primarily due to additional accrued restructuring charges during the period. Effective April 1, 2004, we changed the methodology for recording accounts receivable and deferred revenue. In prior periods, we netted down any amounts in deferred revenue that were still outstanding as a receivable. Beginning on April 1, 2004 accounts receivable and deferred revenue are shown gross instead of net, as no offset entry is made. Using a comparable balance at December 31, 2003 (See Note 8, “Balance Sheet Detail” to the condensed consolidated financial statements), accounts receivable would have decreased by approximately $5.1 million which reflects strong collections during the period. Further, deferred revenues would have decreased $0.8 million which reflects recognition of revenue related to license contracts signed primarily during the third quarter of 2003.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, amount of revenue deferred, collection of accounts receivable, and timing of payments.

Cash Flows from Investing Activities

Net cash used in investing activities of $15.0 million for the six months ended June 30, 2004, consisted primarily of net purchase marketable securities of $8.0 million, cash used in acquisitions, including payments of assumed liabilities, of $5.8 million, and purchases of property and equipment of $1.3 million. Net cash provided by investing activities of $1.6 million for the six months ended June 30, 2003 consisted of net sales and maturities of marketable securities of $15.5 million and was partially offset by cash used in acquisitions, including payments of assumed liabilities, of $9.9 million and purchases of property and equipment of $4.1 million.

On May 3, 2004, we purchased the remaining independent distributor businesses from our independent European distributor, Advent Europe, in the United Kingdom and Switzerland, as well as certain assets of Advent Europe, for initial consideration of $5.8 million and additional potential consideration of approximately $3.6 million, of which $1.8 million was earned during the second quarter of 2004 and recorded as additional goodwill. The $1.8 million will be paid during the third quarter of 2004. Over the last year, we have added significant customers in the European, Middle East and African regions and view this as an increasingly important market for us in the future. See Note 12, “Acquisitions” to the condensed consolidated financial statements for additional information regarding the acquisition. Going forward, we may consider acquiring additional businesses from time to time. We expect our expenditures for property and equipment in 2004 to remain relatively flat to down as compared to 2003.

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

At June 30, 2004, we had $132.4 million in working capital. We currently have no significant capital commitments other than commitments under our operating leases, which declined from $46.2 million at December 31, 2003 to $41.9 million at June 30, 2004.

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

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements as of June 30, 2004 consist of obligations under operating leases. See Note 13, “Commitments and Contingencies” to the condensed consolidated financial statements and the Liquidity and Capital Resources section above for further discussion and a tabular presentation of our contractual obligations.

RISK FACTORS

Investors should carefully consider the risks described below before making an investment decision. These risks are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission, including our condensed consolidated financial statements and related notes thereto.

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

Our interest rate risk relates primarily to our investment portfolio, which consisted of $26.7 million in cash equivalents and $131.3 million in marketable securities as of June 30, 2004. An immediate sharp increase in interest rates could have a material adverse effect on the fair value of our investment portfolio. Conversely, immediate sharp declines in interest rates could seriously harm interest earnings of our investment portfolio. We do not currently use derivative financial instruments in our investment portfolio, nor hedge for these interest rate exposures.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to Advent Software, Inc. required to be disclosed in periodic filings under Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act.

In connection with the original filing of Form 10-Q for the quarter ended June 30, 2004, as required under Rule 13a-15(b) of the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004.

Subsequent to the period covered by this report, in connection with our preparation of the consolidated financial statements for the fiscal year ended December 31, 2004, management of the Company determined that the previously issued financial statements contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 should be restated to correct errors in those financial statements. This restatement is further discussed in Note 2, “Restatement of Financial Statements” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A.

As a result, we are implementing a change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to remediate internal control deficiencies that led to the restatements noted above. Management has concluded that these internal control deficiencies constitute material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in its assessment of the effectiveness of the Company’s internal control over financial reporting:

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

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting at December 31, 2004, as well as at June 30, 2004, based on the criteria set forth in the COSO Internal Control-Integrated Framework.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Changes in internal controls over financial reporting

In July 2004, we reviewed our stock repurchases in 2001, 2002 and 2003 and determined that our allocation of the entire cash paid in excess of par value for these repurchases to additional paid-in capital was not the correct accounting treatment. The correct accounting treatment is to calculate the average additional paid-in capital per outstanding share at the beginning of each period in which stock was repurchased, and then allocate the difference between the repurchase price per share and the sum of the par value and average additional paid-in capital per share as a reduction to retained earnings. We have restated our financial statements for these periods to reflect the proper allocation, resulting in additional paid-in capital increasing by a cumulative amount of approximately $41 million and retained earnings decreasing by the same amount. See Note 13 to our consolidated financial statements included in our Form 10-K/A for fiscal 2003 filed on July 30, 2004. Advent’s income statement, cash and cash equivalents, total stockholders’ equity and shares of common stock outstanding are unaffected by these adjustments for all periods. We have determined that, under Auditing Standard No. 2 and the prior relevant professional auditing standards, this deficiency constituted a “significant deficiency,” but not a “material weakness” in our internal controls over financial reporting. We have advised our independent auditors, who concur with our determination, and our audit committee of this “significant deficiency” in our internal controls over financial reporting. We believe that we have addressed this deficiency by establishing additional controls to review equity transactions.

Accordingly, there was no change in our internal controls over financial reporting which was identified in connection with the evaluation required by Rule 13(a)-15(d) of the Exchange Act that occurred during the three months June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

At the Annual Meeting, four items were voted upon:

1. To elect six directors to serve for the ensuing year and until their successors are duly elected and qualified.

	Number of Shares
	Voted For	Withheld
John H. Scully	29,281,668	1,350,035
Stephanie G. DiMarco	29,729,779	901,924
Terry H. Carlitz	28,616,161	2,015,542
James P. Roemer	29,704,337	927,366
Wendell G. Van Auken	29,079,229	1,552,474
William F. Zuendt	29,075,987	1,555,716

2. To approve the 2004 Director Option Plan and reserve 600,000 shares of Company common stock for issuance thereunder.

	Number of Shares
	For	Against	Abstained	Broker Non-Votes

2004 Director Option Plan*	11,983,020	15,462,811	15,949	3,169,923

3.	To approve the amended and restated 2002 Stock Plan.

	Number of Shares
	For	Against	Abstained	Broker Non-Votes
Amended and restated 2002 Stock Plan*	12,125,133	15,316,539	20,108	3,169,923

4.	To ratify the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the year ending December 31, 2004.

	Number of Shares
	For	Against	Abstained	Broker Non-Votes
Ratification of appointment of PricewaterhouseCoopers LLP	30,037,972	581,861	11,870	—

*	These resolutions did not get the requisite shareholder approval. Pursuant to the Delaware General Corporation Law, the affirmative vote of the holders of a majority of the shares entitled to vote at the Annual Meeting is required.

Item 5. Other Information

None.

Item 6. Exhibits and Reports On Form 8-K

(a)	Exhibits:

3.1*	Amended and Restated Bylaws of the Company

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to Advent’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 which was filed on August 9, 2004.

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

ADVENT SOFTWARE, INC.

Dated: April 27, 2005	By:	/s/ Graham V. Smith
Graham V. Smith Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)