Form 10-Q/A
period 2004-09-30
ADVENT SOFTWARE INC /DE/
filed 2005-04-28
CIK 1002225

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

EXPLANATORY NOTE

This Amendment No. 1 to Advent Software, Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, is being filed in order to correct its previously issued condensed consolidated balance sheets as of December 31, 2003 and September 30, 2004, condensed consolidated statements of operations for the three and nine months ended September 30, 2004, condensed consolidated statement of cash flows for the nine months ended September 30, 2004, and to correct our management’s discussion and analysis of financial condition and results of operations. As a result, we have also updated Item 4. Controls and Procedures, as appropriate. The corrections are to properly account for restructuring charges for abandoned property and equipment; correct income taxes payable, deferred income tax assets and liabilities; and, correct our classification of revenue and cost of revenue from our subsidiary, Second Street Securities, in accordance with generally accepted accounting principles in the United States of America. See Note 2 to the Company’s unaudited condensed consolidated financial statements for additional discussion. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth in Note 2.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	(Restated, See Note 2) September 30 2004	(Restated, See Note 2) December 31 2003
ASSETS
Current assets:
Cash and cash equivalents	$29,700	$34,761
Marketable securities	128,305	125,311
Accounts receivable, net	28,701	17,448
Prepaid expenses and other	10,129	11,526
Income taxes receivable	—	1,639

Total current assets	196,835	190,685
Property and equipment, net	18,461	23,381
Goodwill	94,687	86,504
Other intangibles, net	18,937	30,495
Other assets, net	13,696	15,438

Total assets	$342,616	$346,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,377	$1,320
Accrued liabilities	16,389	16,101
Deferred revenues	51,487	36,123
Income taxes payable	4,138	3,596

Total current liabilities	74,391	57,140
Deferred income taxes	3,125	2,812
Other long-term liabilities	5,820	3,482

Total liabilities	83,336	63,434

Stockholders’ equity:
Common stock	325	329
Additional paid-in capital	337,077	340,394
Accumulated deficit	(86,204)	(66,483)
Accumulated other comprehensive income	8,082	8,829

Total stockholders’ equity	259,280	283,069

Total liabilities and stockholders’ equity	$342,616	$346,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	(Restated, See Note 2) 2004	2003	(Restated, See Note 2) 2004	2003
Net revenues:
License and development fees	$8,798	$7,119	$25,525	$20,331
Maintenance and other recurring	24,167	21,847	70,367	64,141
Professional services and other	4,323	5,518	13,142	15,814

Total net revenues	37,288	34,484	109,034	100,286

Cost of revenues:
License and development fees	598	669	1,618	1,926
Maintenance and other recurring	6,754	7,087	20,954	22,128
Professional services and other	3,706	4,429	11,386	12,976
Amortization and impairment of developed technology	2,379	2,324	5,071	5,195

Total cost of revenues	13,437	14,509	39,029	42,225

Gross margin	23,851	19,975	70,005	58,061

Operating expenses:
Sales and marketing	9,705	11,403	27,774	34,121
Product development	7,967	8,006	24,320	27,065
General and administrative	6,329	6,860	18,517	18,774
Amortization and impairment of other intangibles	4,414	1,964	8,498	5,855
Restructuring charges (benefit)	(1)	394	5,859	6,554

Total operating expenses	28,414	28,627	84,968	92,369

Loss from operations	(4,563)	(8,652)	(14,963)	(34,308)
Interest income and other expense, net	641	520	625	689

Loss before income taxes	(3,922)	(8,132)	(14,338)	(33,619)
Provision for (benefit from) income taxes	1,211	(2,683)	1,190	(11,094)

Net loss	$(5,133)	$(5,449)	$(15,528)	$(22,525)

Basic and diluted net loss per share	$(0.16)	$(0.17)	$(0.47)	$(0.70)

Weighted average shares used to compute basic and diluted net loss per share	32,894	32,571	33,046	32,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30
	(Restated, See Note 2) 2004	2003
Cash flows from operating activities:		.
Net loss	$(15,528)	$(22,525)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash stock based compensation	21	299
Depreciation and amortization	16,681	16,746
Non-cash restructuring charges	863	502
Impairment of intangible assets	3,370	887
Loss on dispositions of fixed assets	388	—
Reduction of doubtful accounts	(89)	(502)
Other than temporary loss on investments	—	1,998
(Gain) loss on investments	298	(8)
Deferred income taxes	(26)	(9,398)
Other	(335)	54
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	5,680	3,941
Prepaid and other assets	4,366	3,713
Income taxes receivable	1,639	4,650
Accounts payable	(52)	(1,879)
Accrued liabilities	1,219	(281)
Deferred revenues	(847)	163
Income taxes payable	541	1,462

Net cash provided by (used in) operating activities	18,189	(178)

Cash flows from investing activities:
Net cash used in acquisitions	(8,513)	(9,877)
Purchases of property and equipment	(2,723)	(5,595)
Purchases of marketable securities	(136,744)	(137,943)
Sales and maturities of marketable securities	132,286	164,496

Net cash provided by (used in) investing activities	(15,694)	11,081

Cash flows from financing activities:
Proceeds from issuance of common stock	4,372	8,126
Repurchase of common stock	(11,899)	(14,308)
Repayment of capital leases	—	(143)

Net cash used in financing activities	(7,527)	(6,325)

Effect of exchange rate changes on cash and cash equivalents	(29)	557

Net change in cash and cash equivalents	(5,061)	5,135
Cash and cash equivalents at beginning of period	34,761	29,981

Cash and cash equivalents at end of period	$29,700	$35,116

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

Accrued Restructuring. Certain restructuring liabilities have been reclassified from short-term to long-term. Advent has historically classified all amounts accrued for restructuring expense as “accrued liabilities” on the condensed consolidated balance sheets. Based upon Advent’s re-evaluation of these liabilities, the Company has reclassified restructuring liabilities that are to be paid more than a year after the balance sheet date to “other long-term liabilities” on the condensed consolidated balance sheets. These reclassifications had no impact on the Company’s results of operations or cash flows. The following is a summary of the effect of these reclassifications on the Company’s condensed consolidated balance sheets as of December 31, 2003 and September 30, 2004 (in thousands):

	Condensed Consolidated Balance Sheets
December 31, 2003	As Previously Reported	Reclassifications	As Reclassified
Accrued liabilities	$17,245	$(1,144)	$16,101
Other long-term liabilities	$2,338	$1,144	$3,482

September 30, 2004
Accrued liabilities	$20,269	$(3,880)	$16,389
Other long-term liabilities	$1,940	$3,880	$5,820

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

Based upon Advent’s re-evaluation of the maturity dates associated with the underlying bonds, the Company has reclassified its auction rate securities, previously classified as cash equivalents, as short-term marketable securities in the accompanying condensed consolidated balance sheets as of December 31, 2003 and September 30, 2004. In addition, “Purchases of marketable securities” and “Sales and maturities of marketable securities”, included in the accompanying condensed consolidated statements of cash flows, have been revised to reflect the purchase and sale of auction rate securities during the periods presented. As of December 31, 2003 and September 30, 2004, the Company held approximately $48.6 million and $38.1 million of these auction rate securities, which were reclassified. These reclassifications had no impact on the results of operations of the Company. The following is a summary of the effect of these reclassifications on the Company’s condensed consolidated balance sheets as of December 31, 2003 and September 30, 2004, as well as the effect of these changes on the Company’s condensed consolidated statements of cash flows for the nine months ended September 30, 2003 and 2004 (in thousands):

	Condensed Consolidated Balance Sheets
December 31, 2003	As Previously Reported	Reclassifications	As Reclassified
Cash and cash equivalents	$83,334	$(48,573)	$34,761
Marketable securities	$76,738	$48,573	$125,311

September 30, 2004
Cash and cash equivalents	$67,768	$(38,068)	$29,700
Marketable securities	$90,237	$38,068	$128,305

	Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2003	As Previously Reported	Reclassifications	As Reclassified
Purchases of marketable securities	$(134,944)	$(2,999)	$(137,943)
Sales and maturities of marketable securities	$153,022	$11,474	$164,496
Net cash provided by investing activities	$2,606	$8,475	$11,081
Net change in cash and cash equivalents	$(3,340)	$8,475	$5,135
Cash and cash equivalents at beginning of the period	$78,906	$(48,925)	$29,981
Cash and cash equivalents at end of the period	$75,566	$(40,450)	$35,116

Nine months ended September 30, 2004
Purchases of marketable securities	$(108,253)	$(28,491)	$(136,744)
Sales and maturities of marketable securities	$93,290	$38,996	$132,286
Net cash provided by (used in) investing activities	$(26,199)	$10,505	$(15,694)
Net change in cash and cash equivalents	$(15,566)	$10,505	$(5,061)
Cash and cash equivalents at beginning of the period	$83,334	$(48,573)	$34,761
Cash and cash equivalents at end of the period	$67,768	$(38,068)	$29,700

Note 2—Restatement of Financial Statements

In connection with its preparation of the consolidated financial statements for the fiscal year ended December 31, 2004, management of the Company determined that the previously issued financial statements contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 should be restated to correct errors in those financial statements. The decision to restate these financial statements was made after management’s discovery of the following errors:

•	Included in the Company’s balance for income taxes payable at December 31, 2003 was a tax contingency reserve of $5.8 million. This reserve had been specifically established for certain tax deductions that were included in the deferred tax asset balance at that date. In the fourth quarter of 2003, the Company recorded a full valuation allowance against its deferred tax assets. The establishment of this full valuation allowance against the Company’s deferred tax assets is described in Note 7, “Income Taxes”, to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003. Advent believes that the tax contingency reserve, which was established for the probable disallowance of certain tax deductions, should have been classified as a reduction of the related deferred tax assets and not as a separate liability at December 31, 2003. As a result, the valuation allowance that was recorded in that year should be reduced by $5.8 million;

•	Estimated state income tax liabilities of $1.2 million had not been accrued in the year ended December 31, 2003. This error was not detected in the review process for the Company’s tax provision;

•	During the quarter ended June 30, 2004, the Company vacated a facility in San Francisco, California and should have recognized additional non-cash restructuring charges related to abandoned property and equipment. As a result, the Company has recognized additional non-cash impairment charges of $0.9 million for the quarter ended June 30, 2004 to reduce impaired property and equipment assets, and reduced depreciation expense of $36,000 and $35,000 for the quarters ended September 30, 2004 and December 31, 2004, respectively; and

•	Effective January 1, 2004, Advent corrected the classification of revenue from its subsidiary, Second Street Securities, when it enters into soft dollar arrangements for third party products or services. Under such arrangments, Second Street Securities returns a portion of its commission revenues received from its customers in the form of third party products or services. As a result, revenues and cost of revenues for the three quarterly periods ending March 31, June 30 and September 30, 2004 have been restated to reflect revenue recognition on a net basis from these transactions as Second Street Securities is not the primary obligor. This change does not affect gross margin, operating loss, or net loss for any periods presented. Advent has not changed revenues and cost of revenues in periods prior to fiscal 2004 as the amounts were not material.

These corrections had no significant impact on the Company’s financial statements in periods prior to the quarter ended December 31, 2003.

The following is a summary of the effect of these changes on the Company’s condensed consolidated balance sheets as of December 31, 2003 and September 30, 2004, as well as the effect of these changes on the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2004, and condensed consolidated statement of cash flows for the nine months ended September 30, 2004 (in thousands, except per share data):

	Condensed Consolidated Balance Sheets
December 31, 2003	As Previously Reported	Adjustments	As Restated
Income taxes payable	$8,206	$(4,610)	$3,596
Total current liabilities	$61,750	$(4,610)	$57,140
Total liabilities	$68,044	$(4,610)	$63,434
Accumulated deficit	$(71,093)	$4,610	$(66,483)
Total stockholders’ equity	$278,459	$4,610	$283,069

September 30, 2004
Property and equipment, net	$19,288	$(827)	$18,461
Total assets	$343,443	$(827)	$342,616
Income taxes payable	$8,748	$(4,610)	$4,138
Total current liabilities	$79,001	$(4,610)	$74,391
Total liabilities	$87,946	$(4,610)	$83,336
Accumulated deficit	$(89,987)	$3,783	$(86,204)
Total stockholders’ equity	$255,497	$3,783	$259,280
Total liabilities and stockholders' equity	$343,443	$(827)	$342,616

	Condensed Consolidated Statements of Operations
Three months ended September 30, 2004	As Previously Reported	Adjustments	As Restated
Professional service and other revenues	$5,651	$(1,328)	$4,323
Net revenues	$38,616	$(1,328)	$37,288
Cost of professional service and other revenues	$5,034	$(1,328)	$3,706
Cost of revenues	$14,765	$(1,328)	$13,437
Gross margin	$23,851	$—	$23,851
General and administrative expense	$6,365	$(36)	$6,329
Total operating expenses	$28,450	$(36)	$28,414
Loss from operations	$(4,599)	$36	$(4,563)
Loss before income taxes	$(3,958)	$36	$(3,922)
Net loss	$(5,169)	$36	$(5,133)
Net loss per share	$(0.16)	$—	$(0.16)

Nine months ended September 30, 2004
Professional service and other revenues	$16,563	$(3,421)	$13,142
Net revenues	$112,455	$(3,421)	$109,034
Cost of professional service and other revenues	$14,807	$(3,421)	$11,386
Cost of revenues	$42,450	$(3,421)	$39,029
Gross margin	$70,005	$—	$70,005
General and administrative expense	$18,553	$(36)	$18,517
Restructuring charges	$4,996	$863	$5,859
Total operating expenses	$84,141	$827	$84,968
Loss from operations	$(14,136)	$(827)	$(14,963)
Loss before income taxes	$(13,511)	$(827)	$(14,338)
Net loss	$(14,701)	$(827)	$(15,528)
Net loss per share	$(0.44)	$(0.03)	$(0.47)

	Condensed Consolidated Statement of Cash Flows
Nine months ended September 30, 2004	As Previously Reported	Adjustments	As Restated
Net loss	$(14,701)	$(827)	$(15,528)
Depreciation and amortization	$16,717	$(36)	$16,681
Non-cash restructuring charges	$—	$863	$863

Note 3—Recent Accounting Pronouncements

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

If compensation had been determined based on the fair value at the grant date for awards in the three and nine months ended September 30, 2004 and 2003, consistent with the provisions of SFAS No. 123, net loss and net loss per share would have been as follows (in thousands, except per-share data):

	Three Months Ended September 30		Nine Months Ended September 30
	(Restated, See Note 2) 2004	2003	(Restated, See Note 2) 2004	2003
Net loss - as reported	$(5,133)	$(5,449)	$(15,528)	$(22,525)
Stock-based employee compensation expense included in reported net loss, net of tax (1)	3	85	21	260
Total stock based employee compensation expense determined under fair value based method for all options, net of tax (1)	(2,247)	(1,731)	(7,307)	(5,683)

Net loss - pro forma	$(7,377)	$(7,095)	$(22,814)	$(27,948)

Net loss per share:
Basic and diluted - as reported	$(0.16)	$(0.17)	$(0.47)	$(0.70)

Basic and diluted - pro forma	$(0.22)	$(0.22)	$(0.69)	$(0.86)

(1)	Assumes an effective tax rate of 0% for the three and nine months ended September 30, 2004 due to the full valuation allowance established against the Company’s deferred tax assets during the fourth quarter of 2003 and a rate of 33% for the three and nine months ended September 30, 2003, respectively.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per-share data):

	Three Months Ended September 30		Nine Months Ended September 30
	(Restated, See Note 2) 2004	2003	(Restated, See Note 2) 2004	2003
Net loss	$(5,133)	$(5,449)	$(15,528)	$(22,525)

Weighted average shares used to compute basic and diluted net loss per share	32,894	32,571	33,046	32,360

Basic and diluted net loss per share	$(0.16)	$(0.17)	$(0.47)	$(0.70)

Note 6—Goodwill

The changes in the carrying value of goodwill during the nine months ended September 30, 2004 were as follows (in thousands):

Goodwill
Balance at December 31, 2003	$86,504
Additions	8,734
Translation adjustments	(551)

Balance at September 30, 2004	$94,687

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

The following is a summary of accrued liabilities (in thousands):

	September 30 2004	December 31 2003
Salaries and benefits payable	$5,934	$7,479
Accrued restructuring	2,100	1,201
Other	8,355	7,421

Total accrued liabilities	$16,389	$16,101

Accrued restructuring charges are discussed further in Note 10, “Restructuring Charges”. Other accrued liabilities include accruals for royalties, sales and business taxes, acquisition related costs, and other miscellaneous items.

The following is a summary of other long-term liabilities (in thousands):

	September 30 2004	December 31 2003
Deferred rent	$1,707	$2,156
Other	233	182
Accrued restructuring, long-term portion	3,880	1,144

Total other long-term liabilities	$5,820	$3,482

Note 9—Comprehensive Income (Loss)

The components of comprehensive loss were as follows for the periods presented (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	(Restated, See Note 2) 2004	2003	(Restated, See Note 2) 2004	2003
Net loss	$(5,133)	$(5,449)	$(15,528)	$(22,525)
Unrealized gain (loss) on marketable securities, net of tax	407	(158)	(149)	(64)
Foreign currency translation adjustment	778	755	(598)	3,054

Comprehensive loss	$(3,948)	$(4,852)	$(16,275)	$(19,535)

The components of accumulated other comprehensive income were as follows (in thousands):

	September 30 2004	December 31 2003
Accumulated net unrealized loss on marketable securities, net of tax	$(216)	$(67)
Accumulated foreign currency translation adjustments	8,298	8,896

Accumulated other comprehensive income	$8,082	$8,829

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

The restructuring charges (benefit) recorded for the three and nine months ended September 30, 2004 and 2003 were as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	(Restated, See Note 2) 2004	2003
Facility exit costs	$(1)	$44	$4,864	$2,144
Severance and benefits	—	350	132	4,000
Property and equipment abandoned	—	—	863	410

Total	$(1)	$394	$5,859	$6,554

During the nine months ended September 30, 2004, Advent recorded total restructuring charges of $5.9 million consisting of a benefit of $43,000 recorded in the first quarter of fiscal 2004 and a charge of approximately $5.9 million recorded in the second quarter of fiscal 2004. The benefit of $43,000 incurred in the first quarter of fiscal 2004 consisted of a $163,000 adjustment related to entering into a final sub-lease agreement on one of the vacated facilities in New York, New York and a $16,000 adjustment to non-cash severance. These adjustments were partially offset by a restructuring charge of $136,000 related to the termination of nine employees, located primarily in New York. The $5.9 million charge incurred in the second quarter of fiscal 2004 consisted of $4.9 million of facility exit costs and $0.9 million of property and equipment impairment charges related to vacating a facility in San Francisco, California, $72,000 related to vacating a portion of a facility in Cambridge, Massachusetts and a $12,000 adjustment related to severance for terminated employees in the first quarter.

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

The following table sets forth an analysis of the components of the restructuring charges and the payments and non-cash charges made against the accrual during the nine months ended September 30, 2004 (in thousands):

	Property and Equipment Abandoned	Facility Exit Costs	Severance and Benefits	(Restated, See Note 2) Total
Balance of restructuring accrual at December 31, 2003	$—	$2,181	$164	$2,345
Restructuring charges	863	5,027	136	6,026
Reversal of deferred rent related to facilities exited	—	272	—	272
Cash payments	—	(1,444)	(189)	(1,633)
Adjustment of prior restructuring costs	—	(163)	(4)	(167)
Non-cash charges	(863)	—	—	(863)

Balance of restructuring accrual at September 30, 2004	$—	$5,873	$107	$5,980

Of the remaining restructuring accrual of $6.0 million at September 30, 2004, $2.1 million and $3.9 million are included in accrued liabilities and other long-term liabilities, respectively, on the accompanying condensed consolidated balance sheet. As of September 30, 2004, the remaining excess facility costs are stated at estimated fair value, net of estimated sublease income of approximately $6.4 million. Advent expects to pay remaining obligations in connection with vacated facilities no later than over the remaining lease terms, which expire on various dates through 2012. Advent expects to pay the remaining severance and benefits in 2004.

As of September 30, 2004, cumulative restructuring charges incurred since inception of Advent’s restructuring program in 2003 were $15 million which consisted of $8.1 million, $5.1 million and $1.7 million relating to facility exit costs, severance and benefits, and property and equipment abandoned, respectively.

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

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of the periods presented. This does not purport to be indicative of the results that would have been achieved had the acquisition been made as of those dates nor of the results which may occur in the future (in thousands, except per-share data):

	Three Months Ended September 30		Nine Months Ended September 30
	(Restated, See Note 2) 2004	2003	(Restated, See Note 2) 2004	2003
Net revenues	$37,288	$34,960	$110,165	$101,640
Net loss	$(5,133)	$(3,859)	$(16,460)	$(21,841)
Net loss per share-basic and diluted	$(0.16)	$(0.12)	$(0.50)	$(0.67)

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

Geographical information as of and for the periods presented is as follows (in thousands):

	(Restated, See Note 2) September 30 2004	December 31 2003
Long-lived assets (1):
United States	$23,091	$29,635
Foreign	449	282

Total	$23,540	$29,917

	Three Months Ended September 30		Nine Months Ended September 30
	(Restated, See Note 2) 2004	2003	(Restated, See Note 2) 2004	2003
Geographic net sales (2):
United States	$33,261	$32,952	$99,375	$95,524
Foreign	4,027	1,532	9,659	4,762

Total	$37,288	$34,484	$109,034	$100,286

(1)	Long-lived assets exclude intangible assets, financial instruments and deferred tax assets.
(2)	Geographic net sales are based on the location to which the product is shipped.

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

Restatement of Financial Statements

In connection with our preparation of the consolidated financial statements for the fiscal year ended December 31, 2004, management of the Company determined that the previously issued financial statements contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 should be restated to correct errors in those financial statements. The decision to restate these financial statements was made after management’s discovery of the following errors:

•	Included in our income taxes payable balance at December 31, 2003 was a tax contingency reserve of $5.8 million. This reserve had been specifically established for certain tax deductions that were included in the deferred tax asset balance at that date. In the fourth quarter of 2003, we recorded a full valuation allowance against our deferred tax assets. The establishment of this full valuation allowance against our deferred tax assets is described in Note 7, “Income Taxes”, to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003. We believe that the tax contingency reserve, which was established for the probable disallowance of certain tax deductions, should have been classified as a reduction of the related deferred tax assets and not as a separate liability at December 31, 2003. As a result, the valuation allowance that was recorded in that year should be reduced by $5.8 million;

•	Estimated state income tax liabilities of $1.2 million had not been accrued in the year ended December 31, 2003. This error was not detected in the review process for our tax provision;

•	During the quarter ended June 30, 2004, we vacated a facility in San Francisco, California and should have recognized additional non-cash restructuring charges related to abandoned property and equipment. As a result, we recognized additional non-cash impairment charges of $0.9 million for the quarter ended June 30, 2004 to reduce impaired property and equipment assets, and reduced depreciation expense of $36,000 and $35,000 for the quarters ended September 30, 2004 and December 31, 2004, respectively; and

•	Effective January 1, 2004, we corrected the classification of revenue from our subsidiary, Second Street Securities, when they enter into soft dollar arrangements for third party products or services. Under such arrangments, Second Street Securities returns a portion of its commission revenues received from its customers in the form of third party products or services. As a result, revenues and cost of revenues for the three quarterly periods ending March 31, June 30 and September 30, 2004 have been restated to reflect revenue recognition on a net basis from these transactions as we are not the primary obligor. This change does not affect gross margin, operating loss, or net loss for any periods presented. We have not changed revenues and cost of revenues in periods prior to fiscal 2004 as the amounts were not material.

These corrections had no significant impact on the Company’s financial statements in periods prior to the quarter ended December 31, 2003.

See Note 2, “Restatement of Financial Statements”, of this Report for a summary of the effect of these changes on our condensed consolidated balance sheets as of December 31, 2003 and September 30, 2004, as well as our condensed consolidated statements of operations for the three and nine months ended September 30, 2004 and condensed consolidated statement of cash flows for the nine months ended September 30, 2004. The accompanying Management’s Discussion and Analysis gives effect to these corrections.

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

We have also been seeking to align our cost structure with current revenue levels. Our total cost of revenues and operating expenses of $124.0 million in the nine months ended September 30, 2004 are down from $134.6 million in the same period last year. The current cost structure reflects the restructuring activities initiated in 2003 and continued cost-cutting initiatives.

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

Accrued Restructuring. Certain restructuring liabilities have been reclassified from short-term to long-term. We have historically classified all amounts accrued for restructuring expense as “accrued liabilities” on our condensed consolidated balance sheets. Based upon our re-evaluation of these liabilities, we have reclassified restructuring liabilities that are to be paid more than a year after the balance sheet date to “other long-term liabilities” on our condensed consolidated balance sheets. These reclassifications had no impact on our results of operations or cash flows. The following is a summary of the effect of these reclassifications on our condensed consolidated balance sheets as of December 31, 2003 and September 30, 2004 (in thousands):

	Condensed Consolidated Balance Sheets
December 31, 2003	As Previously Reported	Reclassifications	As Reclassified
Accrued liabilities	$17,245	$(1,144)	$16,101
Other long-term liabilities	$2,338	$1,144	$3,482

September 30, 2004
Accrued liabilities	$20,269	$(3,880)	$16,389
Other long-term liabilities	$1,940	$3,880	$5,820

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

Based upon our re-evaluation of the maturity dates associated with the underlying bonds, we have reclassified our auction rate securities, previously classified as cash equivalents, as short-term marketable securities in the accompanying condensed consolidated balance sheets as of December 31, 2003 and September 30, 2004. In addition, “Purchases of marketable securities” and “Sales and maturities of marketable securities”, included in the accompanying condensed consolidated statements of cash flows, have been revised to reflect the purchase and sale of auction rate securities during the periods presented. As of December 31, 2003 and September 30, 2004, the Company held approximately $48.6 million and $38.1 million of these auction rate securities, which were reclassified. These reclassifications had no impact on the results of operations of the Company. The following is a summary of the effect of these reclassifications on the Company’s condensed consolidated balance sheets as of December 31, 2003 and September 30, 2004, as well as the effect of these changes on the Company’s condensed consolidated statements of cash flows for the nine months ended September 30, 2003 and 2004 (in thousands):

	Condensed Consolidated Balance Sheets
December 31, 2003	As Previously Reported	Reclassifications	As Reclassified
Cash and cash equivalents	$83,334	$(48,573)	$34,761
Marketable securities	$76,738	$48,573	$125,311

September 30, 2004
Cash and cash equivalents	$67,768	$(38,068)	$29,700
Marketable securities	$90,237	$38,068	$128,305

	Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2003	As Previously Reported	Reclassifications	As Reclassified
Purchases of marketable securities	$(134,944)	$(2,999)	$(137,943)
Sales and maturities of marketable securities	$153,022	$11,474	$164,496
Net cash provided by investing activities	$2,606	$8,475	$11,081
Net change in cash and cash equivalents	$(3,340)	$8,475	$5,135
Cash and cash equivalents at beginning of the period	$78,906	$(48,925)	$29,981
Cash and cash equivalents at end of the period	$75,566	$(40,450)	$35,116

Nine months ended September 30, 2004
Purchases of marketable securities	$(108,253)	$(28,491)	$(136,744)
Sales and maturities of marketable securities	$93,290	$38,996	$132,286
Net cash provided by (used in) investing activities	$(26,199)	$10,505	$(15,694)
Net change in cash and cash equivalents	$(15,566)	$10,505	$(5,061)
Cash and cash equivalents at beginning of the period	$83,334	$(48,573)	$34,761
Cash and cash equivalents at end of the period	$67,768	$(38,068)	$29,700

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

The following table sets forth, for the periods indicated, certain financial information as a percentage of total net revenues:

	Three Months Ended September 30		Nine Months Ended September 30
	(Restated, See Note 2) 2004	2003	(Restated, See Note 2) 2004	2003
Net revenues:
License and development fees	24%	21%	23%	20%
Maintenance and other recurring	64	63	65	64
Professional services and other	12	16	12	16

Total net revenues	100	100	100	100

Cost of revenues:
License and development fees	2	2	2	2
Maintenance and other recurring	18	20	19	22
Professional services and other	10	13	10	13
Amortization and impairment of developed technology	6	7	5	5

Total cost of revenues	36	42	36	42

Gross margin	64	58	64	58

Operating expenses:
Sales and marketing	26	33	26	34
Product development	21	23	22	27
General and administrative	17	20	17	19
Amortization and impairment of other intangibles	12	6	8	6
Restructuring charges (benefit)	—	1	5	6

Total operating expenses	76	83	78	92

Loss from operations	(12)	(25)	(14)	(34)
Interest income and other expense, net	1	1	1	—

Loss before income taxes	(11)	(24)	(13)	(34)
Provision for (benefit from) income taxes	3	(8)	1	(12)

Net loss	(14)%	(16)%	(14)%	(22)%

NET REVENUES

	Three Months Ended September 30		Change	Nine Months Ended September 30		Change
	(Restated, See Note 2) 2004	2003		(Restated, See Note 2) 2004	2003
Total net revenues (in thousands)	$37,288	$34,484	$2,804	$109,034	$100,286	$8,748

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

License and Development Fees

	Three Months Ended September 30		Change	Nine Months Ended September 30		Change
	2004	2003		2004	2003
License and development fees (in thousands)	$8,798	$7,119	$1,679	$25,525	$20,331	$5,194
Percent of total net revenues	24%	21%		23%	20%

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

We expect license and development fee revenue to remain relatively flat in the fourth quarter of fiscal 2004.

Maintenance and Other Recurring Revenues

	Three Months Ended September 30		Change	Nine Months Ended September 30		Change
	2004	2003		2004	2003
Maintenance and other recurring revenues (in thousands)	$24,167	$21,847	$2,320	$70,367	$64,141	$6,226
Percent of total net revenues	64%	63%		65%	64%

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

Professional Services and Other Revenues

	Three Months Ended September 30		Change	Nine Months Ended September 30		Change
	(Restated, See Note 2) 2004	2003		(Restated, See Note 2) 2004	2003
Professional services and other revenues (in thousands)	$4,323	$5,518	$(1,195)	$13,142	$15,814	$(2,672)
Percent of total net revenues	12%	16%		12%	16%

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

The decreases in professional services and other revenue for the three and nine months ended September 30, 2004 were primarily due to lower revenues earned from third party products paid for through soft dollar transaction, partially offset by increased revenues from implementation services related to our Geneva product and completion of a significant project phase at a large customer during the three months ended September 30, 2004. The decline in revenues from soft dollar transactions resulted from our change in revenue classification from our Second Street Securities subsidiary when they engage in the soft dollaring of third party products. Other revenues and cost of revenues for fiscal 2004 have been changed to reflect revenue recognition on a net basis from these transactions. This change impacted professional services and other revenues by a total of $1.3 million and $3.4 million for the three and nine months ended September 30, 2004, respectively. We expect that revenues from professional services will increase in the fourth quarter of 2004 due to the recognition of a milestone payment from a large implementation.

COST OF REVENUES

	Three Months Ended September 30		Change	Nine Months Ended September 30		Change
	(Restated, See Note 2) 2004	2003		(Restated, See Note 2) 2004	2003
Total cost of revenues (in thousands)	$13,437	$14,509	$(1,072)	$39,029	$42,225	$(3,196)
Percent of total net revenues	36%	42%		36%	42%

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

Cost of Professional Services and Other

	Three Months Ended September 30		Change	Nine Months Ended September 30		Change
	(Restated, See Note 2) 2004	2003		(Restated, See Note 2) 2004	2003
Cost of professional services and other (in thousands)	$3,706	$4,429	$(723)	$11,386	$12,976	$(1,590)
Percent of total professional services revenues	86%	80%		87%	82%

Cost of professional services and other revenue consists primarily of personnel related costs associated with the client services and support organization in providing consulting, custom report writing and conversions of data from clients’ previous systems. Also included are direct costs associated with third-party consultants, travel expenses and soft dollar transactions for third party products. The decrease in the three and nine months ended September 30, 2004 primarily reflected lower cost of revenues from third party products paid for through soft dollar transactions partially offset by an increase in employee bonus programs. The decline in cost of revenues from soft dollar transactions resulted from our change in revenue classification from our Second Street Securities subsidiary when they engage in the soft dollaring of third party products. Other revenues and cost of revenues for fiscal 2004 have been changed to reflect revenue recognition on a net basis from these transactions. This change impacted cost of professional services and other by a total of $1.3 million and $3.4 million for the three and nine months ended September 30, 2004, respectively.

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

OPERATING EXPENSES

Sales and Marketing

	Three Months Ended September 30		Change	Nine Months Ended September 30		Change
	2004	2003		2004	2003
Sales and marketing (in thousands)	$9,705	$11,403	$(1,698)	$27,774	$34,121	$(6,347)
Percent of total net revenues	26%	33%		26%	34%

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

General and Administrative

	Three Months Ended September 30		Change	Nine Months Ended September 30		Change
	(Restated, See Note 2) 2004	2003		(Restated, See Note 2) 2004	2003
General and administrative (in thousands)	$6,329	$6,860	$(531)	$18,517	$18,774	$(257)
Percent of total net revenues	17%	20%		17%	19%

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

Amortization and Impairment of Other Intangibles

	Three Months Ended September 30		Change	Nine Months Ended September 30		Change
	2004	2003		2004	2003
Amortization and impairment of other intangibles (in thousands)	$4,414	$1,964	$2,450	$8,498	$5,855	$2,643
Percent of total net revenues	12%	6%		8%	6%

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

Restructuring Charges (Benefit)

	Three Months Ended September 30		Change	Nine Months Ended September 30		Change
	2004	2003		(Restated, See Note 2) 2004	2003
Restructuring charges (benefit) (in thousands)	$(1)	$394	$(395)	$5,859	$6,554	$(695)
Percent of total net revenues	0%	1%		5%	6%

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

For the nine months ended September 30, 2004, we recorded total restructuring charges of $5.9 million consisting of a benefit of $43,000 recorded in the first quarter of fiscal 2004 and charge of approximately $5.9 million recorded in the second quarter of fiscal 2004. The benefit of $43,000 incurred in the first quarter of fiscal 2004 consisted of a $163,000 adjustment related to entering into a final sub-lease agreement on one of the vacated facilities in New York, New York and a $16,000 adjustment to non-cash severance. These adjustments were partially offset by a restructuring charge of $136,000 related to the termination of nine employees, located primarily in New York. The $5.9 million charge incurred in the second quarter of fiscal 2004 consisted of $4.9 million of facility exit costs and $0.9 million of property and equipment impairment charges related to vacating a facility in San Francisco, California, $72,000 related to vacating a portion of a facility in Cambridge, Massachusetts and a $12,000 adjustment related to severance for terminated employees in the first quarter.

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

The following table sets forth an analysis of the components of the restructuring charges and the payments and non-cash charges made against the accrual during the nine months ended September 30, 2004 (in thousands):

	Property and Equipment Abandoned	Facility Exit Costs	Severance and Benefits	(Restated, See Note 2) Total
Balance of restructuring accrual at December 31, 2003	$—	$2,181	$164	$2,345
Restructuring charges	863	5,027	136	6,026
Reversal of deferred rent related to facilities exited	—	272	—	272
Cash payments	—	(1,444)	(189)	(1,633)
Adjustment of prior restructuring costs	—	(163)	(4)	(167)
Non-cash charges	(863)	—	—	(863)

Balance of restructuring accrual at September 30, 2004	$—	$5,873	$107	$5,980

Of the remaining restructuring accrual of $6.0 million at September 30, 2004, $2.1 million and $3.9 million are included in accrued liabilities and other long-term liabilities, respectively, on the accompanying condensed consolidated balance sheet. As of September 30, 2004, the remaining excess facility costs are stated at estimated fair value, net of estimated sublease income of approximately $6.4 million. We expect to pay remaining obligations in connection with vacated facilities no later than over the remaining lease terms, which expire on various dates through 2008. We expect to pay the remaining severance and benefits in 2004.

As of September 30, 2004, cumulative restructuring charges incurred since inception of Advent’s restructuring program in 2003 were $15 million which consisted of $8.1 million, $5.1 million and $1.7 million relating to facility exit costs, severance and benefits, and property and equipment abandoned, respectively. As a result of our restructuring activities implemented to date, we have reduced our total expenses by approximately $15 million on an annual basis.

Interest Income and Other Expense, Net

	Three Months Ended September 30		Change	Nine Months Ended September 30		Change
	2004	2003		2004	2003
Interest income and other expense, net (in thousands)	$641	$520	$121	$625	$689	$(64)
Percent of total net revenues	1%	1%		1%	0%

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

The table below, for the periods indicated, provides selected condensed consolidated cash flow information (in thousands):

	Nine Months Ended September 30
	2004	2003
Net cash provided by (used in) operating activities	$18,189	$(178)
Net cash provided by (used in) investing activities	$(15,694)	$11,081
Net cash used in financing activities	$(7,527)	$(6,325)

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

Cash Flows from Investing Activities

Net cash used for investing activities of $15.7 million for the nine months ended September 30, 2004, consisted primarily of net purchases of marketable securities of $4.5 million, cash used for acquisitions of $8.5 million and capital expenditures of $2.7 million. Net cash provided by investing activities of $11.1 million for the nine months ended September 30, 2003 consisted of net sales and maturities of marketable securities of $26.6 million offset by cash used in acquisitions and capital expenditures of $9.9 million and $5.6 million, respectively.

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

While we currently believe that our internal control over financial reporting is effective, we are still performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2004 (or if our independent auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

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

Our interest rate risk relates primarily to our investment portfolio, which consisted of $20.5 million in cash equivalents and $128.3 million in marketable securities as of September 30, 2004. An immediate sharp increase in interest rates could have a material adverse effect on the fair value of our investment portfolio. Conversely, immediate sharp declines in interest rates could seriously harm interest earnings of our investment portfolio. We do not currently use derivative financial instruments in our investment portfolio, nor hedge for these interest rate exposures.

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

In connection with the original filing of Form 10-Q for the quarter ended September 30, 2004, as required under Rule 13a-15(b) of the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004.

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

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting at December 31, 2004, as well as at September 30, 2004, based on the criteria set forth in the COSO Internal Control-Integrated Framework.

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

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting which was identified in connection with the evaluation required by Rule 13(a)-15(d) of the Exchange Act that occurred during the three months September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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