Form 10-Q/A
period 2005-03-31
ADVENT SOFTWARE INC /DE/
filed 2005-04-28
CIK 1002225

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

EXPLANATORY NOTE

This Amendment No. 1 to Advent Software, Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, is being filed in order to correct its previously issued condensed consolidated balance sheets as of December 31, 2003 and March 31, 2004, condensed consolidated statement of operations for the three months ended March 31, 2004, and to correct our management’s discussion and analysis of financial condition and results of operations. As a result, we have also updated Item 4. Controls and Procedures, as appropriate. The corrections are to correct income taxes payable, deferred income tax assets and liabilities; and, correct our classification of revenue and cost of revenue from our subsidiary, Second Street Securities, in accordance with generally accepted accounting principles in the United States of America. See Note 2 to the Company’s unaudited condensed consolidated financial statements for additional discussion. In addition, corrections have been made to correct an accounting error in the allocation of the purchase price in Advent’s common stock repurchases affecting the additional paid-in-capital and retained earnings amounts in the condensed consolidated balance sheets as of December 31, 2003 and March 31, 2004. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update the disclosures therein in any way other than as required to reflect the amendment described above and set forth in Note 2.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	(Restated, See Note 2)	(Restated, See Note 2)
	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$41,482	$34,761
Marketable securities	125,600	125,311
Accounts receivable, net	18,452	17,448
Prepaid expenses and other	9,868	11,526
Income taxes receivable	1,639	1,639

Total current assets	197,041	190,685
Property and equipment, net	21,479	23,381
Goodwill	86,426	86,504
Other intangibles, net	26,769	30,495
Other assets, net	14,387	15,438

Total assets	$346,102	$346,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,206	$1,320
Accrued liabilities	14,690	16,101
Deferred revenues	37,357	36,123
Income taxes payable	3,378	3,596

Total current liabilities	57,631	57,140
Deferred income taxes	2,708	2,812
Other long-term liabilities	3,075	3,482

Total liabilities	63,414	63,434

Stockholders’ equity:
Common stock	331	329
Additional paid-in capital	342,579	340,394
Accumulated deficit	(67,639)	(66,483)
Accumulated other comprehensive income	7,417	8,829

Total stockholders’ equity	282,688	283,069

Total liabilities and stockholders’ equity	$346,102	$346,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	(Restated, See Note 2)
	2004	2003
Net revenues:
License and development fees	$8,008	$6,742
Maintenance and other recurring	22,886	21,140
Professional services and other	4,828	5,162

Total net revenues	35,722	33,044

Cost of revenues:
License and development fees	594	554
Maintenance and other recurring	6,880	7,379
Professional services and other	3,573	3,807
Amortization of developed technology	1,342	1,435

Total cost of revenues	12,389	13,175

Gross margin	23,333	19,869

Operating expenses:
Sales and marketing	8,793	11,455
Product development	7,852	9,367
General and administrative	5,981	5,312
Amortization of other intangibles	2,024	1,925
Restructuring charges (benefit)	(43)	3,489

Total operating expenses	24,607	31,548

Loss from operations	(1,274)	(11,679)
Interest income and other expense, net	126	172

Loss before income taxes	(1,148)	(11,507)
Benefit from income taxes	—	(4,027)

Net Loss	$(1,148)	$(7,480)

Net loss per share:
Basic and diluted	$(0.03)	$(0.23)

Weighted average shares:
Basic and diluted	33,066	32,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,148)	$(7,480)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash stock based compensation	12	—
Depreciation and amortization	5,508	5,504
Non-cash restructuring charges	—	410
Loss on disposition of fixed assets	245	—
Provision for (reduction of) doubtful accounts	(2)	102
Other than temporary loss on investments	—	500
Loss on investments	251	69
Deferred income taxes	(105)	(22)
Other	78	23
Changes in operating assets and liabilities:
Accounts receivable	(1,002)	1,020
Prepaid and other assets	2,600	(144)
Income taxes receivable	—	6,289
Accounts payable	886	(50)
Accrued liabilities	(2,572)	(168)
Deferred revenues	1,215	1,180
Income taxes payable	(218)	(2,349)

Net cash provided by operating activities	5,748	4,884

Cash flows from investing activities:
Purchases of property and equipment	(491)	(1,876)
Purchases of marketable securities	(23,627)	(35,710)
Sales and maturities of marketable securities	22,952	47,566

Net cash provided by (used in) investing activities	(1,166)	9,980

Cash flows from financing activities:
Proceeds from exercises of stock options	2,175	764
Common stock repurchased	—	(14,308)
Repayment of capital leases	—	(61)

Net cash provided by (used in) financing activities	2,175	(13,605)

Effect of exchange rate changes on cash and cash equivalents	(36)	165

Net increase in cash and cash equivalents	6,721	1,424
Cash and cash equivalents at beginning of period	34,761	29,981

Cash and cash equivalents at end of period	$41,482	$31,405

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

We have prepared the condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in these interim statements pursuant to such SEC rules and regulations. We recommend that these interim financial statements be read in conjunction with the audited financial statements and related notes included in our 2003 Annual Report on Form 10-K/A filed with the SEC. Interim results are not necessarily indicative of the results to be expected for the full year, and we make no representation thereto.

In our opinion, the condensed consolidated financial statements include all adjustments necessary to state fairly the financial position and results of operations for each interim period shown. All such adjustments occur in the ordinary course of business and are of a normal, recurring nature. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications do not affect net revenues, net income or loss or stockholders’ equity.

Accrued Restructuring. Certain restructuring liabilities have been reclassified from short-term to long-term. Advent has historically classified all amounts accrued for restructuring expense as “accrued liabilities” on the condensed consolidated balance sheets. Based upon Advent’s re-evaluation of these liabilities, the Company has reclassified restructuring liabilities that are to be paid more than a year after the balance sheet date to “other long-term liabilities” on the condensed consolidated balance sheets. These reclassifications had no impact on the Company’s results of operations or cash flows. The following is a summary of the effect of these reclassifications on the Company’s condensed consolidated balance sheets as of December 31, 2003 and March 31, 2004 (in thousands):

	Condensed Consolidated Balance Sheets
	As Previously Reported	Reclassifications	As Reclassified
December 31, 2003
Accrued liabilities	$17,245	$(1,144)	$16,101
Other long-term liabilities	$2,338	$1,144	$3,482

March 31, 2004
Accrued liabilities	$15,491	$(801)	$14,690
Other long-term liabilities	$2,274	$801	$3,075

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

Based upon Advent’s re-evaluation of the maturity dates associated with the underlying bonds, the Company has reclassified its auction rate securities, previously classified as cash equivalents, as short-term marketable securities in the accompanying condensed consolidated balance sheets as of December 31, 2003 and March 31, 2004. In addition, “Purchases of marketable securities” and “Sales and maturities of marketable securities”, included in the accompanying condensed consolidated statements of cash flows, have been revised to reflect the purchase and sale of auction rate securities during the periods presented. As of December 31, 2003 and March 31, 2004, the Company held approximately $48.6 million and $45.8 million of these auction rate securities, which were reclassified. These reclassifications had no impact on the results of operations of the Company. The following is a summary of the effect of these reclassifications on the Company’s condensed consolidated balance sheets as of December 31, 2003 and March 31, 2004, as well as the effect of these changes on the Company’s condensed consolidated statements of cash flows for the three months ended March 31, 2003 and 2004 (in thousands):

	Condensed Consolidated Balance Sheets
	As Previously Reported	Reclassifications	As Reclassified
December 31, 2003
Cash and cash equivalents	$83,334	$(48,573)	$34,761
Marketable securities	$76,738	$48,573	$125,311

March 31, 2004
Cash and cash equivalents	$87,276	$(45,794)	$41,482
Marketable securities	$79,806	$45,794	$125,600

	Condensed Consolidated Statements of Cash Flows
	As Previously Reported	Reclassifications	As Reclassified
Three months ended March 31, 2003
Purchases of marketable securities	$(32,711)	$(2,999)	$(35,710)
Net cash provided by investing activities	$12,979	$(2,999)	$9,980
Net change in cash and cash equivalents	$4,423	$(2,999)	$1,424
Cash and cash equivalents at beginning of the period	$78,906	$(48,925)	$29,981
Cash and cash equivalents at end of the period	$83,329	$(51,924)	$31,405

Three months ended March 31, 2004
Sales and maturities of marketable securities	$20,173	$2,779	$22,952
Net cash provided by (used in) investing activities	$(3,945)	$2,779	$(1,166)
Net change in cash and cash equivalents	$3,942	$2,779	$6,721
Cash and cash equivalents at beginning of the period	$83,334	$(48,573)	$34,761
Cash and cash equivalents at end of the period	$87,276	$(45,794)	$41,482

2. Restatement of Financial Statements

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

The following is a summary of the effect of these changes on the Company’s condensed consolidated balance sheets as of December 31, 2003 and March 31, 2004, as well as the effect of these changes on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2004 (in thousands, except per share data):

	Condensed Consolidated Balance Sheets
	As Previously Reported	Adjustments	As Restated
December 31, 2003
Income taxes payable	$8,206	$(4,610)	$3,596
Total current liabilities	$61,750	$(4,610)	$57,140
Total liabilities	$68,044	$(4,610)	$63,434
Accumulated deficit	$(71,093)	$4,610	$(66,483)
Total stockholders’ equity	$278,459	$4,610	$283,069

March 31, 2004
Income taxes payable	$7,988	$(4,610)	$3,378
Total current liabilities	$62,241	$(4,610)	$57,631
Total liabilities	$68,024	$(4,610)	$63,414
Accumulated deficit	$(72,249)	$4,610	$(67,639)
Total stockholders’ equity	$278,078	$4,610	$282,688

	Condensed Consolidated Statement of Operations
Three months ended March 31, 2004	As Previously Reported	Adjustments	As Restated
Professional service and other revenues	$5,942	$(1,114)	$4,828
Net revenues	$36,836	$(1,114)	$35,722
Cost of professional service and other revenues	$4,687	$(1,114)	$3,573
Cost of revenues	$13,503	$(1,114)	$12,389
Gross margin	$23,333	$—	$23,333

3. Recent Accounting Pronouncements

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

We adopted the provisions of FIN 46 in the first quarter of 2004. In conjunction with the adoption of FIN 46, we determined that our independent European distributor, Advent Europe Holding BV (“Advent Europe”) is a variable interest entity, but that we are not the primary beneficiary. In accordance with FIN 46, we are not required to consolidate this distributor. We established our relationship with Advent Europe in 1998. Advent Europe and its subsidiaries have had the exclusive right to sell our software products, excluding Geneva, in certain locations in Europe and the Middle East. From 2001 through 2003, we purchased five of Advent Europe’s subsidiaries. As discussed in Note 13, we signed a definitive agreement on April 28, 2004 to purchase the remaining independent distributor businesses of Advent Europe in the United Kingdom and Switzerland, as well as certain assets of Advent Europe, for initial consideration of $3.2 million and additional potential consideration of approximately $6.0 million. We currently have no other exposure to loss as a result of our involvement with Advent Europe.

4. Stock-Based Compensation

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

5. Net Loss Per Share

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

6. Goodwill

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

7. Other Intangibles

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

8. Balance Sheet Detail

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

The following is a summary of accrued liabilities:

	March 31, 2004	December 31, 2003
	(in thousands)
Salaries and benefits payables	$6,680	$7,479
Accrued restructuring	757	1,201
Other	7,253	7,421

Total accrued liabilities	$14,690	$16,101

The following is a summary of other long-term liabilities:

	March 31, 2004	December 31, 2003
	(in thousands)
Deferred rent	$2,108	$2,156
Accrued restructuring, long-term portion	801	1,144
Other	166	182

Total other long-term liabilities	$3,075	$3,482

9. Comprehensive Income (Loss)

The components of comprehensive loss were as follows:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Net loss	$(1,148)	$(7,480)
Unrealized loss on marketable securities, net of tax	(60)	(51)
Foreign currency translation adjustments	(1,352)	(425)

Comprehensive loss	$(2,560)	$(7,956)

The components of accumulated other comprehensive income were as follows:

	March 31, 2004	December 31, 2003
	(in thousands)
Accumulated net unrealized loss on marketable securities, net of tax	$(127)	$(67)
Accumulated foreign currency translation adjustments	7,544	8,896

Accumulated other comprehensive income	$7,417	$8,829

10. Restructuring Charges (Benefit)

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

Of the remaining restructuring accrual of $1.6 million at March 31, 2004, $757,000 and $801,000 are included in accrued liabilities and other long-term liabilities, respectively, on the accompanying condensed consolidated balance sheet. The remaining excess facility costs are stated at estimated fair value, net of estimated sublease income of approximately $780,000. We expect to pay remaining obligations in connection with vacated facilities no later than over the remaining lease terms, which expire on various dates through 2008. We expect to pay the remaining severance and benefits in 2004.

11. Common Stock Repurchase

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

12. Commitments and Contingencies

We lease office space and equipment under non-cancelable operating lease agreements, which expire at various dates through May 2012. As of March 31, 2004, our remaining operating lease commitments through 2012 are approximately $43.9 million. Future minimum rentals to be received under non-cancelable sub-leases total $0.9 million.

We have contingent liabilities related to our acquisitions of Advent Netherlands BV and Advent Outsource Data Management in the form of potential earn-out distributions. These earn-outs are recorded as additional goodwill, if earned. Under the terms of the purchase agreement of Advent Netherlands BV, the earn-out provision is based on a formula equal to 50% of any operating margins which exceed 20% for the year ending December 31, 2004. As of March 31, 2004, no additional consideration was earned based on this formula. Under the terms of the purchase agreement of Advent Outsource Data Management, there is an earn-out provision of up to $5 million under a formula based on revenue results through December 31, 2004. Through March 31, 2004, $811,000 had been earned and recorded as additional goodwill under this provision (see Note 6). Additional consideration earned under these earn-out provisions will be paid in 2005.

From time to time we are subject to various other legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

13. Subsequent Event

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

See Note 2, “Restatement of Financial Statements”, of this Report for a summary of the effect of these changes on our condensed consolidated balance sheets as of December 31, 2003 and March 31, 2004, as well as our condensed consolidated statements of operations for the three months ended March 31, 2004. The accompanying Management’s Discussion and Analysis gives effect to these corrections.

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

Accrued Restructuring. Certain restructuring liabilities have been reclassified from short-term to long-term. We have historically classified all amounts accrued for restructuring expense as “accrued liabilities” on our condensed consolidated balance sheets. Based upon our re-evaluation of these liabilities, we have reclassified restructuring liabilities that are to be paid more than a year after the balance sheet date to “other long-term liabilities” on our condensed consolidated balance sheets. These reclassifications had no impact on our results of operations or cash flows. The following is a summary of the effect of these reclassifications on our condensed consolidated balance sheets as of December 31, 2003 and March 31, 2004 (in thousands):

	Condensed Consolidated Balance Sheets
	As Previously Reported	Reclassifications	As Reclassified
December 31, 2003
Accrued liabilities	$17,245	$(1,144)	$16,101
Other long-term liabilities	$2,338	$1,144	$3,482

March 31, 2004
Accrued liabilities	$15,491	$(801)	$14,690
Other long-term liabilities	$2,274	$801	$3,075

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

Based upon our re-evaluation of the maturity dates associated with the underlying bonds, we have reclassified our auction rate securities, previously classified as cash equivalents, as short-term marketable securities in the accompanying condensed consolidated balance sheets as of December 31, 2003 and March 31, 2004. In addition, “Purchases of marketable securities” and “Sales and maturities of marketable securities”, included in the accompanying condensed consolidated statements of cash flows, have been revised to reflect the purchase and sale of auction rate securities during the periods presented. As of December 31, 2003 and March 31, 2004, the Company held approximately $48.6 million and $45.8 million of these auction rate securities, which were reclassified. These reclassifications had no impact on the results of operations of the Company. The following is a summary of the effect of these reclassifications on the Company’s condensed consolidated balance sheets as of December 31, 2003 and March 31, 2004, as well as the effect of these changes on the Company’s condensed consolidated statements of cash flows for the three months ended March 31, 2003 and 2004 (in thousands):

	Condensed Consolidated Balance Sheets
	As Previously Reported	Reclassifications	As Reclassified
December 31, 2003
Cash and cash equivalents	$83,334	$(48,573)	$34,761
Marketable securities	$76,738	$48,573	$125,311

March 31, 2004
Cash and cash equivalents	$87,276	$(45,794)	$41,482
Marketable securities	$79,806	$45,794	$125,600

	Condensed Consolidated Statements of Cash Flows
	As Previously Reported	Reclassifications	As Reclassified
Three months ended March 31, 2003
Purchases of marketable securities	$(32,711)	$(2,999)	$(35,710)
Net cash provided by investing activities	$12,979	$(2,999)	$9,980
Net change in cash and cash equivalents	$4,423	$(2,999)	$1,424
Cash and cash equivalents at beginning of the period	$78,906	$(48,925)	$29,981
Cash and cash equivalents at end of the period	$83,329	$(51,924)	$31,405

Three months ended March 31, 2004
Sales and maturities of marketable securities	$20,173	$2,779	$22,952
Net cash provided by (used in) investing activities	$(3,945)	$2,779	$(1,166)
Net change in cash and cash equivalents	$3,942	$2,779	$6,721
Cash and cash equivalents at beginning of the period	$83,334	$(48,573)	$34,761
Cash and cash equivalents at end of the period	$87,276	$(45,794)	$41,482

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

On April 28, 2004, we signed a definitive agreement to purchase the remaining independent distributor businesses of Advent Europe in the United Kingdom and Switzerland, as well as certain assets of Advent Europe, for initial consideration of $3.2 million and additional potential consideration of approximately $6.0 million. See Note 13 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the purchase.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

The following table sets forth, for the periods indicated, certain financial information as a percentage of total net revenues:

	Three Months Ended March 31,
	(Restated, See Note 2)
	2004	2003
Net revenues:
License and development fees	22%	20%
Maintenance and other recurring	64	64
Professional services and other	14	16

Total net revenues	100	100

Cost of revenues:
License and development fees	2	2
Maintenance and other recurring	19	22
Professional services and other	10	12
Amortization of developed technology	4	4

Total cost of revenues	35	40

Gross margin	65	60

Operating expenses:
Sales and marketing	24	35
Product development	22	28
General and administrative	17	16
Amortization of other intangibles	6	6
Restructuring charges (benefit)	—	10

Total operating expenses	69	95

Loss from operations	(4)	(35)
Interest income and other expense, net	1	—

Loss before income taxes	(3)	(35)
Benefit from income taxes	—	(12)

Net Loss	(3)%	(23)%

NET REVENUES

	Three Months Ended March 31,		Change Over Prior Period
	(Restated, See Note 2)
	2004	2003	Amount	%
	(in thousands, except percentages)
Total net revenues	$35,722	$33,044	$2,678	8%

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

Maintenance and Other Recurring Revenues

	Three Months Ended March 31,		Change Over Prior Period
	2004	2003	Amount	%
	(in thousands, except percentages)
Maintenance and other recurring revenues	$22,886	$21,140	$1,746	8%
Percent of net revenues	64%	64%

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

Professional Services and Other Revenues

	Three Months Ended March 31,		Change Over Prior Period
	(Restated, See Note 2)
	2004	2003	Amount	%
	(in thousands, except percentages)
Professional services and other revenues	$4,828	$5,162	$(334)	(6)%
Percent of net revenues	14%	16%

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

The decrease in professional services and other revenue for the three months ended March 31, 2004 was primarily due to lower revenues earned from third party products paid for through soft dollar transactions and from consulting and project management, which were partially offset by increases in our custom integration and custom work associated with Advent Office and Geneva implementations. The decline in revenues from soft dollar transactions resulted from our change in revenue classification from our Second Street Securities subsidiary when they engage in the soft dollaring of third party products. Other revenues and cost of revenues for fiscal 2004 have been changed to reflect revenue recognition on a net basis from these transactions. This change impacted professional services and other revenues by a total of $1.1 million for the three months ended March 31, 2004. We expect that revenues from professional services will be relatively flat in the second quarter of 2004.

COST OF REVENUES

	Three Months Ended March 31,		Change Over Prior Period
	(Restated, See Note 2)
	2004	2003	Amount	%
	(in thousands, except percentages)
Total cost of revenues	$12,389	$13,175	$(786)	(6)%
Percent of net revenues	35%	40%

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

Cost of Professional Services and Other

	Three Months Ended March 31,		Change Over Prior Period
	(Restated, See Note 2)
	2004	2003	Amount	%
	(in thousands, except percentages)
Cost of professional services and other	$3,573	$3,807	$(234)	6%
Percent of professional services revenues	74%	74%

Cost of professional services and other revenue consists primarily of personnel related costs associated with the client services and support organization in providing consulting, custom report writing and conversions of data from clients’ previous systems. Also included are direct costs associated with third-party consultants, travel expenses and soft dollar transactions for third party products. The decrease in cost of professional services and other revenue for the three months ended March 31, 2004 primarily reflected lower cost of revenues from third party products paid for through soft dollar transactions partially offset by cost increases in outside services and employee bonus programs. The decline in cost of revenues from soft dollar transactions resulted from our change in revenue classification from our Second Street Securities subsidiary when they engage in the soft dollaring of third party products. Other revenues and cost of revenues for fiscal 2004 have been changed to reflect revenue recognition on a net basis from these transactions. This change impacted cost of professional services and other by a total of $1.1 million for the three months ended March 31, 2004. We expect cost of professional services and other revenues to be relatively flat in the second quarter of 2004.

Amortization of Developed Technology

	Three Months Ended March 31,		Change Over Prior Period
	2004	2003	Amount	%
	(in thousands, except percentages)
Amortization of developed technology	$1,342	$1,435	$(93)	(6)%
Percent of net revenues	4%	4%

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

Product Development

	Three Months Ended March 31,		Change Over Prior Period
	2004	2003	Amount	%
	(in thousands, except percentages)
Product development	$7,852	$9,367	$(1,515)	(16)%
Percent of net revenues	22%	28%

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

General and Administrative

	Three Months Ended March 31,		Change Over Prior Period
	2004	2003	Amount	%
	(in thousands, except percentages)
General and administrative	$5,981	$5,312	$669	13%
Percent of net revenues	17%	16%

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

Amortization of Other Intangibles

	Three Months Ended March 31,		Change Over Prior Period
	2004	2003	Amount	%
	(in thousands, except percentages)
Amortization of other intangibles	$2,024	$1,925	$99	5%
Percent of net revenues	6%	6%

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

Of the remaining restructuring accrual of $1.6 million at March 31, 2004, $757,000 and $801,000 are included in accrued liabilities and other long-term liabilities, respectively, on the accompanying condensed consolidated balance sheet. The remaining excess facility costs are stated at estimated fair value, net of estimated sublease income of approximately $780,000. We expect to pay remaining obligations in connection with vacated facilities no later than over the remaining lease terms, which expire on various dates through 2008. We expect to pay the remaining severance and benefits in 2004. As a result of our restructuring activities implemented to date, we have reduced our total expenses by approximately $20 million on an annual basis.

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

Cash Flows from Investing Activities

Net cash used in investing activities of $1.2 million for the three months ended March 31, 2004, consisted primarily of net purchases of marketable securities of $0.1 million. Net cash provided by investing activities of $10.0 million for the three months ended March 31, 2003 consisted of net sales and maturities of marketable securities of $11.9 million, partially offset by purchases of property and equipment of $1.9 million

On April 28, 2004, we signed a definitive agreement to purchase the remaining independent distributor businesses of Advent Europe in the United Kingdom and Switzerland, as well as certain assets of Advent Europe, for initial consideration of $3.2 million and additional potential consideration of approximately $6.0 million. See Note 13 of the Notes to Condensed Consolidated Financial Statement for additional information regarding the purchase. Going forward, we may consider acquiring additional businesses from time to time. We do not expect a significant change in our expenditures for property and equipment in 2004.

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

At March 31, 2004, we had $139.4 million in working capital. We currently have no significant capital commitments other than commitments under our operating leases, which declined from $46.2 million at December 31, 2003 to $43.9 million at March 31, 2004.

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

Our interest rate risk relates primarily to our investment portfolio, which consisted of $27.6 million in cash equivalents and $125.6 million in marketable securities as of March 31, 2004. An immediate sharp increase in interest rates could have a material adverse affect on the fair value of our investment portfolio. Conversely, immediate sharp declines in interest rates could seriously harm interest earnings of our investment portfolio. We do not currently use derivative financial instruments in our investment portfolio, nor hedge for these interest rate exposures.

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

In connection with the original filing of Form 10-Q for the quarter ended March 31, 2004, as required under Rule 13a-15(b) of the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004.

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

As a result, we are implementing a change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to remediate the internal control deficiencies that led to the restatements noted above. Management has concluded that these internal control deficiencies constitute material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in its assessment of the effectiveness of the Company’s internal control over financial reporting:

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

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting at December 31, 2004, as well as at March 31, 2004, based on the criteria set forth in the COSO Internal Control-Integrated Framework.

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