Form 10-Q
period 2005-03-31
ADVENT SOFTWARE INC /DE/
filed 2005-05-16
CIK 1002225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-26994

ADVENT SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2901952
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

The number of shares of the registrant’s Common Stock outstanding as of April 29, 2005 was 30,725,876.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31 2005	December 31 2004
ASSETS
Current assets:
Cash and cash equivalents	$20,225	$21,177
Marketable securities	110,831	144,352
Accounts receivable, net	31,189	32,778
Prepaid expenses and other	10,160	10,415

Total current assets	172,405	208,722
Property and equipment, net	16,793	18,432
Goodwill	97,453	99,393
Other intangibles, net	12,648	14,668
Other assets, net	13,054	13,362

Total assets	$312,353	$354,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,321	$2,825
Accrued liabilities	15,968	17,570
Deferred revenues	57,161	56,405
Income taxes payable	2,668	4,036

Total current liabilities	78,118	80,836
Deferred income taxes	2,139	2,250
Other long-term liabilities	5,662	5,816

Total liabilities	85,919	88,902

Commitments and contingencies (See Note 13)

Stockholders’ equity:
Common stock	307	327
Additional paid-in capital	318,515	339,995
Accumulated deficit	(102,080)	(86,921)
Accumulated other comprehensive income	9,692	12,274

Total stockholders’ equity	226,434	265,675

Total liabilities and stockholders’ equity	$312,353	$354,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31
	2005	2004
Net revenues:
License and development fees	$9,593	$8,008
Maintenance and other recurring	25,287	22,886
Professional services and other	4,756	4,828

Total net revenues	39,636	35,722

Cost of revenues:
License and development fees	256	594
Maintenance and other recurring	7,075	6,880
Professional services and other	4,147	3,573
Amortization of developed technology	614	1,342

Total cost of revenues	12,092	12,389

Gross margin	27,544	23,333

Operating expenses:
Sales and marketing	10,072	8,793
Product development	7,956	7,852
General and administrative	8,413	5,981
Amortization of other intangibles	1,047	2,024
Restructuring charges (benefit)	83	(43)

Total operating expenses	27,571	24,607

Loss from operations	(27)	(1,274)
Interest income and other expense, net	897	126

Income (loss) before income taxes	870	(1,148)
Provision for income taxes	85	—

Net income (loss)	$785	$(1,148)

Net income (loss) per share:
Basic	$0.02	$(0.03)

Diluted	$0.02	$(0.03)

Weighted average shares used to compute net income (loss) per share:
Basic	32,037	33,066
Diluted	32,661	33,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31
	2005	2004
Cash flows from operating activities:
Net income (loss)	$785	$(1,148)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash stock based compensation	—	12
Depreciation and amortization	3,957	5,508
Loss on dispositions of fixed assets	61	245
Reduction of doubtful accounts	(98)	(2)
Loss on investments	72	251
Deferred income taxes	(111)	(105)
Other	(79)	78
Changes in operating assets and liabilities:
Accounts receivable	1,686	(1,002)
Prepaid and other assets	1,026	2,600
Accounts payable	(505)	886
Accrued liabilities	(741)	(2,572)
Deferred revenues	732	1,215
Income taxes payable	(1,368)	(218)

Net cash provided by operating activities	5,417	5,748

Cash flows from investing activities:
Net cash used in acquisitions	(835)	—
Purchases of property and equipment	(713)	(491)
Purchases of marketable securities	(33,051)	(23,627)
Sales and maturities of marketable securities	65,719	22,952

Net cash provided by (used in) investing activities	31,120	(1,166)

Cash flows from financing activities:
Proceeds from issuance of common stock	576	2,175
Repurchase of common stock	(38,020)	—

Net cash provided by (used in) financing activities	(37,444)	2,175

Effect of exchange rate changes on cash and cash equivalents	(45)	(36)

Net change in cash and cash equivalents	(952)	6,721
Cash and cash equivalents at beginning of period	21,177	34,761

Cash and cash equivalents at end of period	$20,225	$41,482

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

Advent has prepared these condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in these interim statements pursuant to such SEC rules and regulations. These interim financial statements should be read in conjunction with the audited financial statements and related notes included in Advent’s Annual Report on Form 10-K for the year ended December 31, 2004. Interim results are not necessarily indicative of the results to be expected for the full year, and no representation is made thereto.

These condensed consolidated financial statements include all adjustments necessary to state fairly the financial position and results of operations for each interim period shown. All such adjustments occur in the ordinary course of business and are of a normal, recurring nature. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications do not affect net revenues, net income (loss) or stockholders’ equity.

Deferred Rent. Certain deferred rent liabilities have been reclassified from long-term to short-term. Advent has historically classified all amounts accrued for deferred rent as “other long-term liabilities” on the condensed consolidated balance sheet. Based upon Advent’s re-evaluation of these liabilities, the Company has reclassified deferred rent liabilities that are to be recognized within a year of the balance sheet date to “accrued liabilities” on the condensed consolidated balance sheets. These reclassifications had no impact on the Company’s results of operations or cash flows. The following is a summary of the effect of these reclassifications on the Company’s condensed consolidated balance sheet as of December 31, 2004 (in thousands):

	Condensed Consolidated Balance Sheet
December 31, 2004	As Previously Reported	Reclassifications	As Reclassified
Accrued liabilities	$16,855	$715	$17,570
Other long-term liabilities	$6,531	$(715)	$5,816
Total liabilities	$88,902	$—	$88,902

Note 2—Restatement of Disclosure for Stock-Based Employee Compensation Expense

In connection with its preparation of the condensed consolidated financial statements for the quarter ended March 31, 2005, management of the Company determined that the financial statements for the years ending December 31, 2002, 2003 and 2004 and for the first three quarters of fiscal 2003 and 2004 cannot be relied on. The Company’s disclosure for stock-based employee compensation expense under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), included in Note 1 to its previously issued financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 10-K”) and in the Quarterly Reports on Form 10-Q for each of the quarterly periods referred to above, should not be relied upon because of errors in its disclosure of the pro forma effects on operating results as if Advent had elected to use the fair value approach to account for all stock-based compensation plans. Specifically, the errors related to the calculation of the effect of a stock option exchange program that took place on December 4, 2002, and the overall determination of the tax treatment of the pro forma option expense. As a result of these errors, Advent will restate the disclosure for stock-based employee compensation expense for fiscal 2002, 2003 and 2004 included in Note 1 to the previously issued financial statements contained in its 2004 10-K together with the associated disclosure for the first three quarters of fiscal 2003 and 2004. In addition, the Company has incorporated these corrections to its disclosure for stock-based employee compensation expense included in Note 4, “Stock-Based Compensation” to these condensed consolidated financial statements. These errors had no impact on the Company’s balance sheets, statements of operations, cash flows, comprehensive income or stockholders’ equity for any period.

The following is a summary of the effect of these corrections on the Company’s pro forma calculation of its net loss and net loss per share for the three months ended March 31, 2004 had compensation been determined based on the fair value at the grant date for awards (in thousands, except per share data):

Three months ended March 31, 2004	As Previously Reported	Adjustments	As Restated
Net loss - as reported	$(1,148)	$—	$(1,148)
Stock-based employee compensation expense included in reported net loss, net of tax	12	—	12
Total stock-based employee compensation expense determined under fair value based method for all options, net of tax	(2,551)	(2,029)	(4,580)

Net loss - pro forma	$(3,687)	$(2,029)	$(5,716)

Net loss per share:
Basic and diluted - as reported	$(0.03)	$—	$(0.03)

Basic and diluted - pro forma	$(0.11)	$(0.06)	$(0.17)

Note 3—Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. In April 2005, the SEC subsequently adopted a new rule delaying compliance with SFAS 123R until the beginning of the Company’s next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Under the SEC’s recent rule, Advent is required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, Advent must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition method includes prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Advent is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on its condensed consolidated results of operations and earnings per share. Advent has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the staff’s interpretation of Share-Based Payments. This interpretation expresses the views of the staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for publicly traded companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R. Advent will adopt SAB 107 in connection with its adoption of SFAS 123R, which the Company expects this to have a material impact on its condensed consolidated results of operations and earnings per share.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143”, to clarify the requirement to record liabilities stemming from a legal obligation to clean up and retire fixed assets, such as a plant or factory, when an asset retirement depends on a future event. The Company plans to adopt FIN 47 in the first quarter of fiscal 2006, and does not expect the application of FIN 47 to have a material impact on its condensed consolidated results of operations, cash flows or financial position.

Note 4—Stock-Based Compensation

Advent uses the intrinsic value-based method as prescribed in the APB 25 to account for all stock-based employee compensation plans and has adopted the disclosure-only alternative of SFAS 123, as amended by SFAS 148. Advent is required to disclose the pro forma effects on operating results as if Advent had elected to use the fair value approach to account for all stock-based employee compensation plans. Stock-based compensation for non-employees is based on the fair value of the related stock or options.

The fair value of warrants, options or stock exchanged for services is expensed over the period benefited. The warrants and options are valued using the Black-Scholes option pricing model.

If compensation had been determined based on the fair value at the grant date for awards in the three months ended March 31, 2005 and 2004, consistent with the provisions of SFAS 123, Advent’s net loss and net loss per share would have been as follows (in thousands, except per share data):

	Three Months Ended March 31
	2005	(Restated, See Note 2) 2004
Net income (loss) - as reported	$785	$(1,148)
Stock-based employee compensation expense included in reported net income (loss), net of tax (1)	—	12
Total stock-based employee compensation expense determined under fair value based method for all options, net of tax (1)	(4,100)	(4,580)

Net loss - pro forma	$(3,315)	$(5,716)

Net income (loss) per share:
Basic and diluted - as reported	$0.02	$(0.03)

Basic and diluted - pro forma	$(0.10)	$(0.17)

(1)	Assumes an effective tax rate of 0% for the three months ended March 31, 2005 and 2004 due to the full valuation allowance established against the Company’s deferred tax assets during the fourth quarter of 2003.

The weighted-average grant-date fair value of options granted was $9.30 and $10.81 for the three months ended March 31, 2005 and 2004, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Three Months Ended March 31
Stock Options	2005	2004
Risk-free interest rate	3.9%	2.9%
Volatility	62.4%	67.4%
Expected life	5 years	5 years
Expected dividends	None	None

Note 5—Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of weighted average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period, excluding the effect of any anti-dilutive securities. Potential common shares consist of the shares issuable upon the exercise of stock options or warrants and from withholdings associated with the Company’s employee stock purchase plan.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per-share data):

	Three Months Ended March 31
	2005	2004
Numerator:
Net income (loss)	$785	$(1,148)

Denominator:
Denominator for basic net income (loss) per share-weighted average shares outstanding	32,037	33,066
Dilutive common equivalent shares:
Employee stock options and other	624	—

Denominator for diluted net income (loss) per share-weighted average shares outstanding, assuming exercise of potential dilutive common shares	32,661	33,066

Basic net income (loss) per share	$0.02	$(0.03)
Diluted net income (loss) per share	$0.02	$(0.03)

For the quarters ended March 31, 2005 and 2004, weighted average stock options and warrants of approximately 3.4 million and 5.8 million, respectively, were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive.

Note	6—Goodwill

The changes in the carrying value of goodwill for the three months ended March 31, 2005 were as follows (in thousands):

Goodwill
Balance at December 31, 2004	$99,393
Translation adjustments	(1,940)

Balance at March 31, 2005	$97,453

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” Advent reviews goodwill for impairment annually during the fourth quarter of the fiscal year and more frequently if an event or circumstance indicates that an impairment loss has occurred. During the fourth quarter of 2004, Advent completed the annual impairment test which indicated that there was no impairment. There were no events or changes in circumstances during the three months ended March 31, 2005 which triggered an impairment review.

Note 7—Other Intangibles

The following is a summary of other intangibles as of March 31, 2005 (in thousands):

	Average Amortization Period (Years)	Other Intangibles, Gross	Accumulated Amortization	Other Intangibles, Net
Purchased technologies	4.9	$12,757	$(10,373)	$2,384
Customer relationships	5.6	21,789	(11,686)	10,103
Other intangibles	2.5	307	(146)	161

Balance at March 31, 2005		$34,853	$(22,205)	$12,648

The following is a summary of other intangibles as of December 31, 2004 (in thousands):

	Average Amortization Period (Years)	Other Intangibles, Gross	Accumulated Amortization	Other Intangibles, Net
Purchased technologies	4.9	$12,776	$(9,779)	$2,997
Customer relationships	5.5	22,589	(11,099)	11,490
Other intangibles	2.5	307	(126)	181

Balance at December 31, 2004		$35,672	$(21,004)	$14,668

The changes in the carrying value of other intangibles during the three months ended March 31, 2005 were as follows (in thousands):

	Other Intangibles, Gross	Accumulated Amortization	Other Intangibles, Net
Balance at December 31, 2004	$35,672	$(21,004)	$14,668
Amortization	—	(1,661)	(1,661)
Translation adjustments	(819)	460	(359)

Balance at March 31, 2005	$34,853	$(22,205)	$12,648

Amortization of developed technology totaled $0.6 million and $1.3 million for the three months ended March 31, 2005 and 2004, respectively. Amortization of non-technology related intangibles totaled $1.0 million and $2.0 million for the three months ended March 31, 2005 and 2004, respectively.

Based on the carrying amount of other intangibles as of March 31, 2005, the estimated future amortization is as follows (in thousands):

	Nine Months Ended December 31 2005	Year Ended December 31
		2006	2007	2008	2009	Total
Estimated future amortization of:
Developed technology intangibles	$1,825	$480	$79	$—	$—	$2,384
Non-technology intangibles	3,108	3,955	1,827	935	439	10,264

Total	$4,933	$4,435	$1,906	$935	$439	$12,648

Note 8—Balance Sheet Detail

The following is a summary of other assets, net (in thousands):

	March 31 2005	December 31 2004
Long-term investments, gross	$16,300	$16,300
Accumulated write-downs due to other-than-temporary decline in value	(7,658)	(7,658)

Long-term investments, net	8,642	8,642
Long-term prepaid assets	2,996	3,303
Deposits	1,416	1,417

Total other assets, net	$13,054	$13,362

Long-term investments include equity investments in several privately held companies, most of which can still be considered in the start-up or development stages. In 2002, Advent acquired approximately 15% of the outstanding voting stock of LatentZero Limited (“LatentZero”), a privately-held company located in the United Kingdom, for $7.0 million. Through December 28, 2004, LatentZero was accounted for under the equity method of accounting as Advent’s Chief Executive Officer was a member of LatentZero’s board of directors and Advent accordingly considered itself to have significant influence over this company. During the first quarter of 2004, Advent recorded a loss of $271,000 resulting from Advent’s pro rata share of net losses on this equity method investment which was included in interest income and other expense, net on Advent’s condensed consolidated statement of operations for the three months ended March 31, 2004. Effective December 28, 2004, Advent’s Chief Executive Officer resigned her seat on the investee’s board of directors and as a result, Advent no longer believes it has significant influence over LatentZero. Therefore, this investment is carried at the lower of cost or fair value at December 31, 2004 and March 31, 2005, similar to the Company’s other non-marketable investments.

The following is a summary of accrued liabilities (in thousands):

	March 31 2005	December 31 2004
Salaries and benefits payable	$6,086	$8,208
Accrued restructuring	647	1,127
Other	9,235	8,235

Total accrued liabilities	$15,968	$17,570

Accrued restructuring charges are discussed further in Note 10, “Restructuring Charges (Benefit)”. Other accrued liabilities include accruals for royalties, sales and business taxes, acquisition related costs, and other miscellaneous items.

The following is a summary of other long-term liabilities (in thousands):

	March 31 2005	December 31 2004
Deferred rent	$2,286	$2,456
Accrued restructuring, long-term portion	3,082	3,042
Other	294	318

Total other long-term liabilities	$5,662	$5,816

Note 9—Comprehensive Income (Loss)

The components of comprehensive loss were as follows for the periods presented (in thousands):

	Three Months Ended March 31
	2005	2004
Net income (loss)	$785	$(1,148)
Unrealized loss on marketable securities, net of tax	(320)	(60)
Foreign currency translation adjustment	(2,262)	(1,352)

Total comprehensive loss	$(1,797)	$(2,560)

The components of accumulated other comprehensive income were as follows (in thousands):

	March 31 2005	December 31 2004
Accumulated net unrealized loss on marketable securities, net of tax	$(722)	$(402)
Accumulated foreign currency translation adjustments	10,414	12,676

Total accumulated other comprehensive income	$9,692	$12,274

Note 10—Restructuring Charges (Benefit)

In response to the downturn in the financial services industry, the decline in information technology spending and duplicative efforts in parts of Advent’s Investment Management reporting segment as a result of various acquisitions, Advent implemented several phases of restructuring beginning in 2003. These plans were implemented to reduce costs and improve operating efficiencies by better aligning Advent’s resources to its near-term revenue opportunities.

The restructuring charges (benefit) recorded for the three months ended March 31, 2005 and 2004 were as follows (in thousands):

	Three Months Ended March 31
	2005	2004
Facility exit costs	$83	$(163)
Severance and benefits	—	120

Total restructuring charges (benefit)	$83	$(43)

During the three months ended March 31, 2005, Advent recorded a net restructuring charge of $83,000 primarily to adjust original estimates for vacated facilities. For the three months ended March 31, 2004, Advent recorded a net restructuring benefit of $43,000 consisting of a $163,000 adjustment related to entering into a final sub-lease agreement on one of its vacated facilities in New York and a $16,000 adjustment to non-cash severance. These adjustments were partially offset by a restructuring charge of $136,000 related to the termination of nine employees, located primarily in New York.

The following table sets forth an analysis of the components of the restructuring charges and the payments and non-cash charges made against the accrual during the three months ended March 31, 2005 (in thousands):

	Facility Exit Costs	Severance & Benefits	Total
Balance of restructuring accrual at December 31, 2004	$4,157	$12	$4,169
Cash payments	(523)	—	(523)
Adjustment of prior restructuring costs	83	—	83

Balance of restructuring accrual at March 31, 2005	$3,717	$12	$3,729

Of the remaining restructuring accrual of $3.7 million at March 31, 2005, $0.6 million and $3.1 million are included in accrued liabilities and other long-term liabilities, respectively, on the accompanying condensed consolidated balance sheet. The remaining excess facility costs of $3.7 million are stated at estimated fair value, net of estimated sublease income of approximately $5.3 million. Advent expects to pay the remaining obligations associated with the vacated facilities no later than over the remaining lease terms, which expire on various dates through 2012. Advent expects to pay the remaining severance and benefits in 2005.

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

During 2001 and 2002, the Board authorized the repurchase of up to 4.0 million shares of outstanding common stock. Through May 2004 when this program was terminated, Advent had repurchased and retired 3.8 million shares of common stock since inception of this stock repurchase program at a total cost of $78.8 million and an average price of $20.82 per share.

In May 2004, the Board authorized the repurchase of an additional 1.2 million shares of outstanding common stock. In September 2004 and February 2005, the Board authorized an extension of this stock repurchase program to cover the repurchase of an additional 0.8 million and 1.8 million shares of outstanding common stock, respectively. During the first quarter of 2005, Advent repurchased 2.1 million shares of common stock under this repurchase program at a total cost of $38.0 million and an average price of $17.90 per share. Since the inception of this program in May 2004 through March 31, 2005, Advent had repurchased 2.9 million shares for a total cost of $49.9 million and an average price of $17.41 per share. As of March 31, 2005, approximately 0.9 million shares were available to be repurchased under this share repurchase plan.

Note 12—Acquisitions

In May 2004, Advent acquired the remaining independent distributor businesses from its independent European distributor, Advent Europe Holding BV (“Advent Europe”), in the United Kingdom and Switzerland, as well as certain assets of Advent Europe. Advent made these acquisitions in order to gain direct control over all of its European operations, which it views as an increasingly important market. The consideration of $6.0 million consisted of $5.7 million in cash, $242,000 of assumed liabilities and $83,000 of closing costs. A total of $5.5 million of the cash consideration was paid at closing and the remaining $0.2 million was retained by the Company for possible breach of general representations and warranties. The Company will pay this amount to Advent Europe approximately one year after the closing date in the event no such breach of general representations or warranties exists. In addition, the Company paid an earn-out distribution of approximately $1.8 million under a formula based on revenue bookings, which was recorded as additional goodwill in the second quarter of 2004. No further earn-out distributions were earned or paid.

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

Note 13—Commitments and Contingencies

Advent leases office space and equipment under non-cancelable operating lease agreements, which expire at various dates through May 2012. Certain operating leases contain escalation provisions for adjustments in the consumer price index. Advent is responsible for maintenance, insurance, and property taxes. As of March 31, 2005, Advent’s remaining operating lease commitments through 2012 were approximately $29.6 million, net of future minimum rental income of $6.3 million to be received under non-cancelable sub-leases.

Advent has contingent liabilities related to acquisitions of the remaining independent distributor businesses of Advent Europe in the United Kingdom and Switzerland, and Advent Outsource Data Management in the form of potential earn-out distributions up to $8.6 million under a formula based on revenue results through December 31, 2004. Through December 31, 2004, $5.7 million was earned and recorded as additional goodwill under this provision. As of March 31, 2005, Advent does not anticipate any further earn-outs related to these acquisitions.

As permitted or required under Delaware law and to the maximum extent allowable under that law, Advent has certain obligations to indemnify its current and former officers and directors for certain events or occurrences while the officer or director is, or was, serving at Advent’s request in such capacity. These indemnification obligations are valid as long as the director or officer acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments Advent could be required to make under these indemnification obligations is unlimited; however, Advent has a director and officer insurance policy that mitigates Advent’s exposure and enables Advent to recover a portion of any future amounts paid. As a result of Advent’s insurance policy coverage, the Company believes the estimated fair value of these indemnification obligations is minimal.

From time to time, Advent is involved in claims and legal proceedings that arise in the ordinary course of business. Based on currently available information, management does not believe that the ultimate outcome of these unresolved matters, individually and in the aggregate, is likely to have a material adverse effect on Advent’s financial position or results of operations. However, litigation is subject to inherent limitations and Advent’s view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on Advent’s financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods.

On March 8, 2005, certain of the former shareholders of Kinexus and the shareholders’ representative filed suit against Advent in the Delaware Chancery Court. The complaint alleges that Advent breached the Agreement and Plan of Merger dated as of December 31, 2001 pursuant to which Advent acquired all of the outstanding shares of Kinexus due principally to the fact that no amount was paid by Advent on an earn-out of up to $115 million. The earn-out, which was payable in cash or stock at the election of Advent, was based upon Kinexus meeting certain revenue targets in both 2002 and 2003. The complaint seeks unspecified compensatory damages, an accounting and restitution for unjust enrichment. Advent advised the shareholders’ representative in January 2003 that the earn-out terms had not been met in 2002 and accordingly no earn-out was payable for 2002 and would not be payable for 2003. Advent disputes the plaintiffs’ claims and believes that it has meritorious defenses and counterclaims and intends to vigorously defend this action. Management believes that any potential loss associated with this litigation is neither probable nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

Note 14—Segment and Geographic Information

Description of Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments in annual financial statements and requires disclosure of selected information about operating segments in interim reports. It also established standards for related disclosures about products and services, major customers and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision making group, in deciding how to allocate resources and in assessing performance. Advent’s CODM is the Chief Executive Officer.

Advent’s organizational structure is based on a number of factors that the CODM uses to evaluate, view and run its business operations which include, but are not limited to, customer base, homogeneity of products and technology. Advent’s operating segments are based on this organizational structure and information reviewed by Advent’s CODM to evaluate the operating segment results. During fiscal 2004, Advent determined that its operations were organized into two reportable segments: 1) Advent Investment Management; and 2) MicroEdge. The segment information for the three months ended March 31, 2005 and 2004 below reflect this organizational change. Future changes to this organizational structure may result in changes to the business segments disclosed. A description of the types of products and services provided by each operating segment follows.

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

Segment information for the periods presented is as follows (in thousands):

	Three Months Ended March 31
	2005	2004
Net revenues:
Advent Investment Management	$34,370	$30,774
MicroEdge	4,659	4,167
Other	607	781

Total net revenues	$39,636	$35,722

Income (loss) from operations:
Advent Investment Management	$1,261	$1,439
MicroEdge	373	531
Other	—	122
Unallocated corporate operating costs and expenses:
Amortization of developed technology	(614)	(1,342)
Amortization of other intangibles	(1,047)	(2,024)

Total loss from operations	$(27)	$(1,274)

Major Customers

No single customer represented 10% or more of Advent’s total net revenue in any period presented.

Note 15—Related Party Transactions

As of March 31, 2005, Citigroup, Inc. (“Citigroup”) owned more than 10% of the voting stock of Advent. Advent recognized approximately $0.5 million and $0.2 million of revenue from Citigroup during the three months ended March 31, 2005 and 2004, respectively. The Company’s accounts receivable from Citigroup was $23,000 and $0.7 million as of March 31, 2005 and December 31, 2004, respectively.

Note 16—Subsequent Events

On April 6, 2005, the NASDAQ Listing Qualifications Department (the “Nasdaq Staff”) notified Advent that the Company was not in compliance with the requirements of the NASDAQ Marketplace Rule 4310(c)(14) because Advent had not yet filed its Annual Report on Form 10-K for the period ended December 31, 2004 with the SEC as of April 5, 2005. The delay in filing the 2004 10-K was the only listing deficiency cited by the Nasdaq Staff.

On April 8, 2005, Advent filed its 2004 Form 10-K with the SEC. On April 11, 2005, Advent was notified by the Nasdaq Stock Market that based upon the filing of the 2004 10-K, the Company was now compliant with Marketplace Rule 4310(c)(14) and accordingly the matter was closed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended, including, but not limited to statements referencing our expectations relating to future revenues and expenses. Forward-looking statements can be identified by the use of terminology such as “may”, “will”, “should”, “expect”, “plan” “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or other similar terms and the negative of such terms and include statements about our products and expected financial performance. Such forward-looking statements are based on our current plans and expectations and involve known and unknown risks and uncertainties which may cause our actual results or performance to be materially different from any results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to the “Risk Factors” set forth below as well as other risks identified from time to time in other Securities and Exchange (“SEC”) reports. You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results, levels of activity or performance and represent our expectations only as of the date they are made.

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

During the first quarter of 2005, we experienced positive results across many areas: revenue growth, achieving positive earnings per share, the transition to term licensing, expanding our presence in the high end of the market, and continued progress in product development.

Net revenues for the first quarter of 2005 grew 11% over the first quarter of 2004 while license revenues were up 20% year over year. Over the past three quarters, we have been able to manage a smooth transition with steady top-line growth measured year over year for two reasons:

•	Our diverse mix of products has allowed us to phase in term licensing by product; and

•	We have a large installed base of customers, whom we are not requiring to convert to term licenses for products they already own.

In addition, we generated positive earnings per share during the three months ended March 31, 2005—the first since the first quarter of 2002. Although we have not yet returned to our historical levels of profitability, we have made steady progress.

The transition to term licensing is proceeding successfully. Total bookings from new term contracts signed in the quarter were $6.4 million. We began the conversion to term licensing in the second half of 2004 as part of our long-term strategy to build recurring revenue streams and increase the lifetime value of our customers. Last year, we sold $4.5 million and $1.4 million in total term contract bookings in the third and fourth quarters of 2004, respectively.

We are also making good progress with Moxy 5.0, the most recent release of our trade order management system. Since its launch in September 2004, 30 new clients have chosen Moxy 5, including nine hedge funds. In addition, 90 existing clients have upgraded to Moxy 5.

In addition to our signing of new customers, our installed customer base continues to be an important part of Advent’s organic growth. Roughly two-thirds of our license revenues each quarter comes from existing customers, and the same was true for the first quarter of 2005.

Our next generation portfolio accounting product (“NextGen”) is in its beta testing phase and we currently have 10 clients representing a diverse set of our Investment Management customers, including institutional, high net worth and brokerage organizations managing between $400 million and $26 billion in assets who are participating in testing the product. We are targeting the production version for these beta clients for the summer of 2005.

Our focus for the remainder of 2005 continues to be on three areas:

•	First, improving our financial performance. We will continue to exercise tight control over headcount and expenses and are taking steps to further improve our efficiency;

•	Second, growing our customer base across all the markets we serve; and

•	Third, continuing to launch leading edge products which help our customers grow their businesses.

While worldwide demand for large investment management software systems has stabilized over the past year, we expect a challenging business environment and limited visibility for the remainder of fiscal 2005. We may, from time to time, invest in areas we deem appropriate, such as the recent expansion of our European operations.

Recent Developments

On April 6, 2005, the NASDAQ Listing Qualifications Department (the “Nasdaq Staff”) notified us that we were not in compliance with the requirements of the NASDAQ Marketplace Rule 4310(c)(14) because we had not yet filed our Annual Report on Form 10-K for the period ended December 31, 2004 with the SEC as of April 5, 2005. Our delay in filing our 2004 10-K was the only listing deficiency cited by the Nasdaq Staff.

On April 8, 2005, we filed our 2004 10-K with the SEC. On April 11, 2005, we were notified by The Nasdaq Stock Market that based upon the filing of our 2004 10-K, we were now compliant with Marketplace Rule 4310(c)(14) and accordingly the matter was closed.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements and related notes, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our process used to develop estimates, including those related to product returns, accounts receivable, investments, intangible assets, income taxes, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis and by the Audit Committee at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

Software license and development fees. We recognize revenue from the licensing of software when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is probable. We generally use a signed license agreement as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding order forms and signed contracts from the distributor’s customers. Revenue is recognized upon shipment to the distributor’s customer and when all other revenue recognition criteria have been met. Delivery occurs when product is delivered to a common carrier F.O.B shipping point. Some of our arrangements include acceptance provisions, and if such acceptance provisions are provided, delivery is deemed to occur upon acceptance. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. We assess whether the collectibility of the resulting receivable is probable based on a number of factors, including the credit worthiness of the customer determined through review of credit reports, our transaction history with the customer, other available information and pertinent country risk if the customer is located outside the United States. Our standard payment terms are due at 180 days or less; however, terms may vary based on the country in which the agreement is executed. Software licenses are sold with maintenance and, frequently, professional services. We allocate revenue to delivered components, normally the license component of the arrangement, using the residual method, based on vendor specific objective evidence, or VSOE, of fair value of the undelivered elements (generally the maintenance and professional services components), which is specific to us. We determine the fair value of the undelivered elements based on the historical evidence of the Company’s stand-alone sales of these elements to third parties. When VSOE does not exist for undelivered elements, then the entire arrangement fee is deferred until delivery of the element. We offer term licenses as an alternative to perpetual licenses and generally recognize revenue for term licenses ratably over the period of the contract term. We have begun a transition from selling mostly perpetual licenses to selling a mix of term and perpetual contracts, and we expect term license revenue to increase as a proportion of total license revenue in the future. Including our entry level product, Advent Office Essentials, we recognized approximately 20% of license revenue from term licenses in the first quarter of 2005.

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

We do have three situations where we provide a contractual limited right of return to end-user customers only: in shrink-wrap license agreements for Advent products, our MicroEdge product and our NPO product. The shrink-wrap license agreement for Advent products provides for a right of return within seven days of delivery of the software. The MicroEdge software license agreement allows for a thirty-day money back guarantee. The NPO license agreement allows for a seven-day right of return. We recognize revenue on delivery since the fee is fixed or determinable, the buyer is obligated to pay, the risk of loss passes to the customer, and we have the ability to estimate returns. Our ability to estimate returns is based on a long history of experience with relatively homogenous transactions and the fact that the return period is short. We have recorded a sales returns reserve (contra revenue account) to account for these situations based on our historical experience of $256,000 for the three months ended March 31, 2005.

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

In considering whether or not we will realize a benefit from net deferred tax assets, recent losses must be given substantially more weight than any projections of future profitability. In 2003, we determined that, under applicable accounting principles, based on our history of consecutive losses since the second quarter of 2002, it was more likely than not that we would not realize any value for our net deferred tax assets. Accordingly, we established a valuation allowance equal to 100% of the amount of these assets. In fiscal 2004 and the first quarter of 2005, we continued to maintain a full valuation allowance against our deferred tax assets due to our history of losses. Income tax expense recorded in the future will be reduced to the extent sufficient positive evidence materializes to support a reversal of, or decrease in, the valuation allowance.

Impairment of long-lived assets. We review our goodwill for impairment annually during the fourth quarter of our fiscal year (as of November 1) and more frequently if an event or circumstance indicates that an impairment loss has occurred. We are required to test our goodwill for impairment at the reporting unit level.

We have determined that we had five reporting units as of November 1, 2004. The test for goodwill impairment is a two-step process:

The first step compares the fair value of each reporting unit with its respective carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of our reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary.

The second step, used to measure the amount of impairment loss, compares the implied fair value of each reporting unit’s goodwill with the respective carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

The process for evaluating the potential impairment of goodwill is subjective and requires judgment at many points during the test including future revenue forecasts, discount rates and various reporting unit allocations. During the fourth quarter of 2004, we completed our annual impairment test which did not indicate impairment. Therefore, the second step of the impairment test was not necessary to perform. There were no events or changes in circumstances during the three months ended March 31, 2005 which triggered an impairment review.

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

We hold minority interests in several privately held companies having operations or technology in areas within our strategic focus. Most of these investments can be considered as early stage investment opportunities and are classified as other assets and valued at the lower of cost or fair value on our condensed consolidated balance sheets. Through December 28, 2004, one of these investments had been accounted for under the equity method of accounting as our Chief Executive Officer was a member of this investee’s board of directors. Effective December 28, 2004, our Chief Executive Officer resigned her seat on this investee’s board of directors and as a result, we no longer believe we have significant influence over this investee. Therefore, this investment is carried at the lower of cost or fair value at December 31, 2004 and March 31, 2005, similar to our other investments.

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

Restructuring charges and related accruals. During 2003 and 2004, we developed and implemented formalized plans for restructuring our business to better align our resources to market conditions and recorded significant charges. In connection with these plans, we recorded estimated expenses for severance and benefits, lease cancellations, asset write-offs and other restructuring costs. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating real estate market conditions for expected vacancy periods and sub-lease rents. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. In April 2005, the SEC subsequently adopted a new rule delaying compliance with SFAS 123R until the beginning of our next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Under the SEC’s recent rule, we are required to adopt SFAS 123R in our first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition method includes prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the staff’s interpretation of Share-Based Payments. This interpretation expresses the views of the staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for publicly traded companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R. We will adopt SAB 107 in connection with our adoption of SFAS 123R, which is expected to have a material impact on our condensed consolidated results of operations and earnings per share.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143”, to clarify the requirement to record liabilities stemming from a legal obligation to clean up and retire fixed assets, such as a plant or factory, when an asset retirement depends on a future event. We plan to adopt FIN 47 in the first quarter of fiscal 2006, and do not expect the application of FIN 47 to have a material impact on our condensed consolidated results of operations, cash flows or financial position.

Restatement of Disclosure for Stock-Based Employee Compensation Expense

In connection with our preparation of the condensed consolidated financial statements for the quarter ended March 31, 2005, we determined that the financial statements for the years ending December 31, 2002, 2003 and 2004 and for the first three quarters of fiscal 2003 and 2004 cannot be relied on. Our disclosure for stock-based employee compensation expense under SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”, included in Note 1 to the previously issued financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 10-K”) and in the Quarterly Reports on Form 10-Q for each of the quarterly periods referred to above, should not be relied upon because of errors in our disclosure of the pro forma effects on operating results as if we had elected to use the fair value approach to account for all stock-based compensation plans. Specifically, the errors related to the calculation of the effect of a stock option exchange program that took place on December 4, 2002, and the overall determination of the tax treatment of the pro forma option expense. As a result of these errors, we will restate the disclosure for stock-based employee compensation expense for fiscal 2002, 2003 and 2004 included in Note 1 to the previously issued financial statements contained in our 2004 10-K together with the associated disclosure for the first three quarters of fiscal 2003 and 2004. In addition, we have incorporated these corrections to our disclosure for stock-based employee compensation expense included in Note 4, “Stock-Based Compensation” to these condensed consolidated financial statements. These errors had no impact on our balance sheets, statements of operations, cash flows, comprehensive income or stockholders’ equity for any period.

The following is a summary of the effect of these corrections on the pro forma calculation of our net loss and net loss per share for the three months ended March 31, 2004 had compensation been determined based on the fair value at the grant date for awards (in thousands, except per share data):

Three months ended March 31, 2004	As Previously Reported	Adjustments	As Restated
Net loss - as reported	$(1,148)	$—	$(1,148)
Stock-based employee compensation expense included in reported net loss, net of tax	12	—	12
Total stock-based employee compensation expense determined under fair value based method for all options, net of tax	(2,551)	(2,029)	(4,580)

Net loss - pro forma	$(3,687)	$(2,029)	$(5,716)

Net loss per share:
Basic and diluted - as reported	$(0.03)	$—	$(0.03)

Basic and diluted - pro forma	$(0.11)	$(0.06)	$(0.17)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation to better reflect our view of the current business. These reclassifications do not affect total net revenues, net income (loss), cash flows, or stockholders’ equity.

Deferred Rent. Certain deferred rent liabilities have been reclassified from long-term to short-term. We have historically classified all amounts accrued for deferred rent as “other long-term liabilities” on the condensed consolidated balance sheets. Based upon our re-evaluation of these liabilities, we have reclassified deferred rent liabilities that are to be recognized within a year of the balance sheet date to “accrued liabilities” on the condensed consolidated balance sheets. These reclassifications had no impact on our results of operations or cash flows. The following is a summary of the effect of these reclassifications on our condensed consolidated balance sheet as of December 31, 2004 (in thousands):

	Condensed Consolidated Balance Sheet
December 31, 2004	As Previously Reported	Reclassifications	As Reclassified
Accrued liabilities	$16,855	$715	$17,570
Other long-term liabilities	$6,531	$(715)	$5,816
Total liabilities	$88,902	$—	$88,902

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

The following table sets forth, for the periods indicated, certain financial information as a percentage of total net revenues. The financial information and the ensuing discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto:

	Three Months Ended March 31
	2005	2004
Net revenues:
License and development fees	24%	22%
Maintenance and other recurring	64	64
Professional services and other	12	14

Total net revenues	100	100

Cost of revenues:
License and development fees	1	2
Maintenance and other recurring	18	19
Professional services and other	10	10
Amortization of developed technology	2	4

Total cost of revenues	31	35

Gross margin	69	65

Operating expenses:
Sales and marketing	25	24
Product development	20	22
General and administrative	21	17
Amortization of other intangibles	3	6
Restructuring charges (benefit)	—	—

Total operating expenses	69	69

Loss from operations	—	(4)
Interest income and other expense, net	2	1

Income (loss) before income taxes	2	(3)
Provision for (benefit from) income taxes	—	—

Net income (loss)	2%	(3)%

NET REVENUES

	Three Months Ended March 31
	2005	2004	Change
Total net revenues (in thousands)	$39,636	$35,722	$3,914

Our net revenues are made up of three components: license and development fees; maintenance and other recurring; and professional services and other. License revenues are derived from the licensing of software products, while development fees are derived from development contracts that we have entered into with other companies, including customers and development partners. Maintenance and other recurring revenues are derived from maintenance fees charged in the initial licensing year, renewals of annual maintenance services in subsequent years and recurring revenues derived from our subscription-based and transaction-based services. Professional services and other revenues include fees for consulting, training services, commission revenues from “soft dollaring” of third-party products and services and our user conferences.

Each of the major revenue categories has historically varied as a percentage of net revenues and we expect this variability to continue in future periods. This variability is partially due to the timing of the introduction of new products, the relative size and timing of individual software licenses, as well as the size of the implementation, the resulting proportion of the maintenance and professional services components of these license transactions and the amount of client use of pricing and related data. We expect total net revenues for the second quarter of 2005 to be between $39 million and $41 million.

License and Development Fees

	Three Months Ended March 31
	2005	2004	Change
License and development fees (in thousands)	$9,593	$8,008	$1,585
Percent of total net revenues	24%	22%

The increase in license revenue and development fees reflected two main factors. First, we believe that the overall economic outlook and conditions within the financial services industry improved, which contributed to increases in capital expenditures by our customers. Second, our focus on selling our core products resulted in higher sales in both perpetual and term license deals. Our Geneva-related revenues increased by approximately $1.8 million as compared to the same quarter in 2004. This increase can be attributed in part to the growth in assets under administration for our fund administration clients, where certain Geneva contracts provide for quarterly fees based on assets, resulting in significant recurring quarterly revenue. Geneva contracts are generally complex transactions and may include acceptance criteria which can result in deferral of revenue. In addition, we had significant growth in revenue from our FIMS and GIFTS products in our MicroEdge subsidiary as well as term license revenues. We expect license and development fee revenue to increase slightly in the second quarter of 2005.

We typically license our products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the number of site installations and the number of authorized users. We earn development fees when we provide product solutions which are not part of our standard product offering but will be incorporated into our future releases. For the three months ended March 31, 2005 and 2004, revenue from development fees has been 2% and 5% of total license and development fees revenue. For the three months ended March 31, 2005 and 2004, soft dollar revenues generated from Advent product and services paid for through soft dollar transactions represented less than 4% of total license and development fee revenues.

Maintenance and Other Recurring Revenues

	Three Months Ended March 31
	2005	2004	Change
Maintenance and other recurring revenues (in thousands)	$25,287	$22,886	$2,401
Percent of total net revenues	64%	64%

Maintenance and other recurring revenues increased 10% from the first quarter of 2004, reflecting an increase in new maintenance support contracts as a result of the increase in the number of new license deals, price increases to our installed customer base, an increase in demand for our data services and an increase in our recurring revenue sharing stream. We disclose our maintenance renewal rate one quarter in arrears in order to include all payments received against maintenance invoices. The maintenance renewal rate increased from the range of 82% to 88% that we have experienced over the last few quarters to approximately 90% for the fourth quarter of 2004. Recurring revenue increased significantly as a result of our receiving a revenue share from transaction charges generated by a new partner program that began in early 2004, as well as growth in our subscription and data management revenue streams. We expect that maintenance and recurring revenues in the second quarter of 2005 will be consistent with first quarter revenues.

Professional Services and Other Revenues

	Three Months Ended March 31
	2005	2004	Change
Professional services and other revenues (in thousands)	$4,756	$4,828	$(72)
Percent of total net revenues	12%	14%

Professional services and other revenues include consulting, project management, custom integration, custom work, training and soft dollar transactions for products and services not related to Advent product or services. Professional services related to Advent Office products generally can be completed and accepted in a relatively short time period while services related to Geneva products may require a six to nine month implementation period. Therefore, the revenues associated with professional services reflect a mix of services related to current quarter license revenue as well as transactions from prior quarters. Generally, our consulting revenues lag our license revenues by one or two quarters, but can also be affected by specific milestone completions.

In the first quarter of 2005, increases in our general consulting and training revenues associated with Advent Office and Geneva implementations were offset by decreases in custom report writing, data conversion and project management. We also had a slight decrease in revenues earned from third party products paid for through soft dollar transactions. We expect that revenues from professional services and other will increase modestly in the second quarter of 2005.

Revenues by Segment

	Three Months Ended March 31
	2005	2004	Change
	(in thousands)
Advent Investment Management	$34,370	$30,774	$3,596
MicroEdge	4,659	4,167	492
Other	607	781	(174)

Total	$39,636	$35,722	$3,914

We have two reportable segments: Advent Investment Management (“AIM”) and MicroEdge. AIM derives revenues from the development, marketing and sale of software products, data interfaces and related maintenance and services that automate, integrate and support certain mission critical functions of investment management organizations. MicroEdge derives revenues from the sale of software and services for grant management, matching gifts and volunteer tracking for the grant-making community worldwide.

The 12% increase in AIM’s revenue in the three months ended March 31, 2005 reflected the improved economic conditions and growth in the financial markets, as well as the continued focus on selling our Advent Office and Geneva products. Axys and Geneva revenues increased substantially in the first quarter of 2005 as compared to first quarter of 2004. AIM’s revenue increase during the first quarter of 2005 also reflected an increase in new maintenance support contracts as a result of new license deals and price increases for maintenance contracts from our customer installed base. We also had growth in international sales, partly attributable to our acquisitions in the UK and Switzerland in May 2004.

The technology spending patterns of organizations in MicroEdge’s primary markets (independent foundations, community foundations and corporations) are directly affected by economic fluctuations as foundation budgets are largely driven by endowment income which often contain market-exposed components. Foundation spending typically decreases in an economic downturn. Community foundations are subject to similar influences, compounded by the fact that in many cases much of their ongoing funding and endowment comes from active donors who may increase or reduce their giving depending on the economic climate and the related effect on their income and wealth. Corporations typically fund charitable activities from operating budgets, and the allocation to charitable donations and supporting company charitable operations is often closely tied to a company’s performance. Thus, corporate philanthropy and spending on related technology are correlated with company and overall economic performance.

The 12% increase in MicroEdge revenue in the first quarter of 2005 also reflected the improved economic conditions and growth in the financial markets which resulted in increased charitable contributions. This increase in charitable contributions received by the foundations sector in the first quarter of 2005 enabled foundations to increase their information technology expenditures which resulted in the increase in MicroEdge revenue in the first quarter of 2005.

COST OF REVENUES

	Three Months Ended March 31
	2005	2004	Change
Total cost of revenues (in thousands)	$12,092	$12,389	$(297)
Percent of total net revenues	31%	35%

Our cost of revenues is made up of four components: cost of license and development fees; cost of maintenance and other recurring; cost of professional services and other; and amortization of developed technology.

Cost of License and Development Fees

	Three Months Ended March 31
	2005	2004	Change
Cost of license and development fees (in thousands)	$256	$594	$(338)
Percent of total license revenues	3%	7%

Cost of license and development fees consists primarily of royalties and other fees paid to third parties, the fixed direct labor involved in producing and distributing our software, labor costs associated with generating development fees and cost of product media including duplication, manuals and packaging materials. The decrease in the first quarter of 2005 primarily reflected a decrease in product costs as the first quarter of 2004 contained higher costs for duplication, manuals and packaging materials associated with the release of our Geneva 5.2 and Moxy 4.2 products. We expect cost of license and development fees to be fairly flat for the remainder of 2005.

Cost of Maintenance and Other Recurring

	Three Months Ended March 31
	2005	2004	Change
Cost of maintenance and other recurring (in thousands)	$7,075	$6,880	$195
Percent of total maintenance revenue	28%	30%

Cost of maintenance and other recurring revenues is primarily comprised of the direct costs of providing technical support and other services for recurring revenues and royalties paid to third party subscription-based and transaction-based vendors. The slight increase in the first quarter of 2005 was primarily due to higher personnel and related costs resulting from headcount increases and bonuses. We expect cost of maintenance and other recurring revenues to remain flat in the second quarter of 2005.

Cost of Professional Services and Other

	Three Months Ended March 31
	2005	2004	Change
Cost of professional services and other (in thousands)	$4,147	$3,573	$574
Percent of total professional services revenues	87%	74%

Cost of professional services and other revenue consists primarily of personnel related costs associated with the client services and support organization in providing consulting, custom report writing and conversions of data from clients’ previous systems. Also included are direct costs associated with third-party consultants and travel expenses. The increase in absolute dollars in the first quarter of 2005 was primarily due to higher personnel and related costs from headcount increases related to our acquisitions in the United Kingdom and Switzerland in May 2004. The increase in percentage of related revenues was due to lower utilization of our professional service consultants during the first quarter of 2005. We expect cost of professional services and other revenues to be up slightly in the second quarter of 2005.

Amortization of Developed Technology

	Three Months Ended March 31
	2005	2004	Change
Amortization of developed technology (in thousands)	$614	$1,342	$(728)
Percent of total net revenues	2%	4%

Amortization of developed technology represents amortization of acquisition-related intangible assets. The decrease in amortization of developed technology is attributed to intangibles which were fully amortized or written off during fiscal 2004, partially offset by amortization of technology related intangible assets associated with our acquisitions in the United Kingdom and Switzerland in May 2004. We expect amortization of developed technology to be approximately $0.6 million in the second quarter of 2005.

OPERATING EXPENSES

Sales and Marketing

	Three Months Ended March 31
	2005	2004	Change
Sales and marketing (in thousands)	$10,072	$8,793	$1,279
Percent of total net revenues	25%	24%

Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars. The increase in expenses in the first quarter of 2005 was primarily due to higher personnel and related costs of $803,000, bonuses of $170,000 and direct marketing and advertising costs of $187,000. The higher personnel and related costs primarily resulted from additional headcount associated with the acquisition of our remaining independent distributor businesses in the United Kingdom and Switzerland in May 2004. We expect sales and marketing expenses to increase in the second quarter of 2005, as we increase marketing programs and trade shows in the quarter by approximately $800,000.

Product Development

	Three Months Ended March 31
	2005	2004	Change
Product development (in thousands)	$7,956	$7,852	$104
Percent of total net revenues	20%	22%

Product development expenses consist primarily of salary and benefits for our development staff as well as contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services. The slight increase in expenses in the first quarter of 2005 was primarily due to higher utilization of outside contractors and services. We expect product development expenses to be approximately flat in the second quarter of 2005.

General and Administrative

	Three Months Ended March 31
	2005	2004	Change
General and administrative (in thousands)	$8,413	$5,981	$2,432
Percent of total net revenues	21%	17%

General and administrative expenses consist primarily of personnel costs for finance, administration, operations and general management, as well as legal and accounting expenses. The increase in expenses in the first quarter of 2005 was primarily due to compliance costs associated Section 404 of the Sarbanes-Oxley Act and higher professional fees relating to our annual audit of our financial statements and internal control over financial reporting totaling approximately $1 million, outside contractor fees of approximately $549,000 primarily to upgrade and enhance our information systems, and additional legal fees of $555,000. We expect general and administrative expenses to be lower in the second quarter of 2005, as the first quarter contained unusually high expenses attributed to compliance costs for Section 404 of the Sarbanes-Oxley Act and the annual audit of our financial statements and internal control over financial reporting.

Amortization of Other Intangibles

	Three Months Ended March 31
	2005	2004	Change
Amortization of other intangibles (in thousands)	$1,047	$2,024	$(977)
Percent of total net revenues	3%	6%

Amortization of other intangibles represents amortization of non-technology related intangible assets. Amortization of other intangibles decreased in the first quarter of 2005 following the write-off of other intangibles totaling $4.1 million related to our Techfi, Advent Wealth Services and Advent Hellas subsidiaries during the last half of 2004. This decrease was partially offset by additional amortization of other intangibles associated with our acquisitions in the United Kingdom and Switzerland in May 2004. We expect amortization of other intangibles to be approximately $1.1 million in the second quarter of 2005.

Restructuring Charges (Benefit)

	Three Months Ended March 31
	2005	2004	Change
Restructuring charges (benefit) (in thousands)	$83	$(43)	$126
Percent of total net revenues	0%	0%

In response to the downturn in the financial services industry, the decline in information technology spending and duplicative efforts in parts of our AIM reporting segment as a result of our acquisitions, we implemented several phases of restructuring beginning in 2003. These plans were implemented to reduce costs and improve operating efficiencies by better aligning our resources to our near term revenue opportunities.

During the three months ended March 31, 2005, we recorded a net restructuring charge of $83,000 primarily to adjust our original estimates for vacated facilities. For the three months ended March 31, 2004, we recorded a net restructuring benefit of $43,000 consisting of a $163,000 adjustment related to the final sub-lease agreement on one of our vacated facilities in New York and a $16,000 adjustment to non-cash severance. These items were partially offset by a restructuring charge of $136,000 related to the termination of nine employees located primarily in New York.

The following table sets forth an analysis of the components of the restructuring charges and the payments and non-cash charges made against the accrual during the three months ended March 31, 2005 (in thousands):

	Facility Exit Costs	Severance & Benefits	Total
Balance of restructuring accrual at December 31, 2004	$4,157	$12	$4,169
Cash payments	(523)	—	(523)
Adjustment of prior restructuring costs	83	—	83

Balance of restructuring accrual at March 31, 2005	$3,717	$12	$3,729

Of the remaining restructuring accrual of $3.7 million at March 31, 2005, $0.6 million and $3.1 million are included in accrued liabilities and other long-term liabilities, respectively, on the accompanying condensed consolidated balance sheet. As of March 31, 2005, the remaining excess facility costs of $3.7 million are stated at estimated fair value, net of estimated sublease income of approximately $5.3 million. We expect to pay remaining obligations in connection with vacated facilities no later than over the remaining lease terms, which expire on various dates through 2012. We expect to pay the remaining severance and benefits in 2005. As the result of our restructuring activities implemented to date, we have reduced our total expenses by approximately $15 million on an annual basis.

Operating Income (Loss) by Segment

	Three Months Ended March 31
	2005	2004	Change
	(in thousands)
Advent Investment Management	$1,261	$1,439	$(178)
MicroEdge	373	531	(158)
Other	—	122	(122)
Unallocated corporate operating costs and expenses
Amortization of developed technology	(614)	(1,342)	728
Amortization of other intangibles	(1,047)	(2,024)	977

Total operating loss	$(27)	$(1,274)	$1,247

Operating income for the AIM segment decreased by approximately $178,000 in the first quarter of 2005 as compared to the first quarter of 2004. This decrease was primarily due to increases in certain operating expenses relating to compliance costs associated with Section 404 of the Sarbanes-Oxley Act and higher professional fees relating to the annual audit of our financial statements and internal control over financial reporting totaling approximately $1 million, higher outside contractor fees primarily to upgrade and enhance our information systems of approximately $549,000 and increased legal fees of approximately $555,000. Also, the AIM segment incurred increases in personnel and related costs resulting from additional headcount associated with the acquisition of our remaining independent distributor businesses in the United Kingdom and Switzerland in May 2004. These increases in costs were partially offset by growth in AIM’s revenues of $3.6 million.

MicroEdge’s operating income decreased by $158,000 from the first quarter of 2004 primarily due to an increase in operating activity resulting in higher compensation, marketing and outsourcing costs aggregating $656,000 partially offset by MicroEdge’s increase in revenue of $492,000.

Interest Income and Other Expense, Net

	Three Months Ended March 31
	2005	2004	Change
Interest income and other expense, net (in thousands)	$897	$126	$771
Percent of total net revenues	2%	1%

Interest income and other expense, net consists of interest income, realized gains and losses on short-term investments, our pro-rata share of net income or loss on our equity method investment and foreign currency gains and losses. For the three months ended March 31, 2005 and 2004, interest income and other expense, net totaled $897,000 and $126,000, respectively. The increase in interest income and other expense, net for the first quarter of 2005 primarily reflected higher interest income of approximately $440,000 as a result of higher average interest rates. Interest income and other expense, net for the first quarter of 2004 included losses of $245,000 on disposal of fixed assets and our pro-rata share of loss from our equity method investment of $271,000. Effective December 28, 2004, our Chief Executive Officer resigned her seat on LatentZero’s board of directors. As a result, we no longer believe we have significant influence over LatentZero and therefore are not required to adjust the carrying amount of this investment to recognize our share of LatentZero’s earnings or losses. This investment is carried at the lower of cost or fair value at December 31, 2004 and March 31, 2005, similar to the Company’s other non-marketable investments. The remaining components of interest income and other expense, net fluctuate primarily due to foreign currency gains and losses and realized gains and losses from sales of investments.

Provision For (Benefit from) Income Taxes

	Three Months Ended March 31
	2005	2004	Change
Provision for (benefit from) income taxes (in thousands)	$85	$—	$85
Percent of total net revenues	0%	0%

For the three months ended March 31, 2005, we recorded a provision for income taxes of $85,000, compared to zero during the three months ended March 31, 2004. We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities to be recognized as deferred tax assets and liabilities. During the fourth quarter of 2003, we established a full valuation allowance against our deferred tax assets in the United States because we determined it is more likely than not that these deferred tax assets will not be realized in the foreseeable future. The provision for income taxes of $85,000 primarily reflects foreign and state income tax charges.

LIQUIDITY AND CAPITAL RESOURCES

Our aggregate cash, cash equivalents and marketable securities were $131.1 million at March 31, 2005, compared with $165.5 million at December 31, 2004. Cash equivalents are comprised of highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase.

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Three Months Ended March 31
	2005	2004
Net cash provided by operating activities	$5,417	$5,748
Net cash provided by (used in) investing activities	$31,120	$(1,166)
Net cash provided by (used in) financing activities	$(37,444)	$2,175

Cash Flows from Operating Activities

Our cash flows from operating activities represent the most significant source of funding for our operations. Our cash provided by operating activities generally follows the trend in our net revenues and operating results. Our cash provided by operating activities of $5.4 million was the primarily the result of our net income and non-cash charges including depreciation, amortization, and loss on investments and disposal of fixed assets during the quarter. Other sources of cash during the first quarter of 2005 included decreases in accounts receivable, prepaid and other assets and increases in deferred revenue. The decrease in accounts receivable primarily reflected strong collections during the quarter. Days’ sales outstanding decreased to 72 days from 73 in the prior quarter. The decrease in prepaid and other assets primarily reflected prepaid expense amortization. The increase in deferred revenue reflected an increase in deferred maintenance. Uses of our operating cash included a reduction in income taxes payable as a result of the payment of a tax settlement. Other major uses of cash include funding payroll (salaries, bonuses and benefits), general operating expenses (marketing, travel and office rent) and cost of revenues.

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

Cash Flows from Investing Activities

Net cash provided by investing activities of $31.1 million for the three months ended March 31, 2005, consisted primarily of net sales and maturities of marketable securities of $32.7 million offset by capital expenditures of $0.7 million and cash used in acquisitions of $0.8 million for the final earn-out payment made to the shareholders of Advent Outsource Data Management.

Net cash used in investing activities of $1.2 million for the three months ended March 31, 2004 consisted of net purchases of marketable securities of $0.7 million and capital expenditures of $0.5 million.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2005 of $37.4 million reflected the repurchase of 2.1 million shares of our common stock for $38.0 million, partially offset by proceeds received from the exercise of stock options of $0.6 million. Net cash provided by financing activities for the three months ended March 31, 2004 of $2.2 million reflected proceeds from the exercise of stock options.

Our liquidity and capital resources in any period could be affected by the exercise of outstanding stock options and issuance of common stock under our employee stock purchase plan. The resulting increase in the number of outstanding shares could also affect our per share results of operations. However, we cannot predict the timing or amount of proceeds from the exercise of these securities, or whether they will be exercised at all. Furthermore, we intend to continue our stock repurchase activity under the share repurchase program approved by the Board of Directors and publicly announced in May 2004. As of March 31, 2005, approximately 0.9 million shares were available to be repurchased under our current share repurchase plan.

At March 31, 2005, we had $94.3 million in working capital. We currently have no significant capital commitments other than commitments under our operating leases, which declined from $31.5 million at December 31, 2004 to $29.6 million at March 31, 2005.

The following table summarizes our contractual cash obligations as of March 31, 2005 (in thousands):

	Nine Months Ended December 31 2005	Years Ended December 31
		2006	2007	2008	2009	Thereafter	Total
Operating lease obligations, net of sub-lease income	$6,157	$7,256	$5,665	$5,351	$2,418	$2,705	$29,552

We had contingent liabilities related to the acquisition of Advent Outsource Data Management in the form of potential earn-out distributions under a formula based on revenue results through December 31, 2004. During the three months ended March 31, 2005, approximately $0.8 million was paid. As of March 31, 2005, we do not anticipate any further earn-outs related to this acquisition.

At March 31, 2005 and December 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements as of March 31, 2005 consist of obligations under operating leases. See Note 13, “Commitments and Contingencies” to the condensed consolidated financial statements and the “Liquidity and Capital Resources” section above for further discussion and a tabular presentation of our contractual obligations.

RISK FACTORS

Investors should carefully consider the risks described below before making an investment decision. These risks are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q filed with the SEC, including our condensed consolidated financial statements and related notes thereto.

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

We have begun a transition from selling mostly perpetual licenses to selling a mix of perpetual and multi-year term licenses, and we expect term license revenue to increase as a proportion of total license revenue in the future. We recognize revenue for term licenses ratably over the period of the contract term, which is typically three to five years. Including our entry level product, Advent Office Essentials, we recognized approximately 20% of license revenue from term licenses in the first quarter of 2005. If we are successful in our strategy to increase the proportion of our business signed on term license contracts, it will result in a greater portion of license revenue being deferred and could therefore impact the level and timing of our profitability. However, over the long-term the increases in deferred license revenue and backlog, which we define as the value of multi-year term license contracts not included in deferred revenue, will lower the quarter variability of license revenues.

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

Our Sales Cycle is Long and We Have Limited Ability to Forecast the Timing and Amount of Specific Sales.

The purchase of our software products often requires prospective customers to provide significant executive-level sponsorship and to make major systems architecture decisions. As a result, we must generally engage in a relatively lengthy sales and contracting efforts. Sales transactions may therefore be delayed during the customer decision process because we must provide a significant level of education to prospective customers regarding the use and benefit of our products. This has been exacerbated by the adverse and uncertain economic conditions that have caused existing and potential clients to reduce or cancel expenditures and delay decisions related to acquisition of software and related services. While we have seen somewhat improved economic conditions recently, customers are still very cautious about capital and information technology expenditures. As a result, the sales cycle associated with the purchase of our solutions is typically between two and twelve months depending upon the size of the client, and is subject to a number of significant risks over which we have little or no control, including customers’ budgeting constraints, internal selection procedures, and changes in customer personnel, among others. As a result of a lengthy and unpredictable sales cycle, we have limited ability to forecast the timing and amount of specific license sales. The timing of large individual license sales is especially difficult to forecast, and we may not be successful in closing large license transactions on a timely basis or at all. In addition, customers may postpone their purchases of our existing products or product enhancements in advance of the anticipated introduction of new products or product enhancements by us or our competitors. Because our expenses are relatively fixed in the near term, any shortfall from anticipated revenues could result in a significant variation in our operating results from quarter to quarter.

We Depend Heavily on Our Product, Axys®.

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

We have relied on our ability to grant equity compensation as one mechanism for recruiting and retaining such high skilled personnel. Recently enacted accounting regulations requiring the expensing of equity compensation may impair our ability to provide these incentives without incurring significant compensation costs. If we are unable to continue to successfully attract and retain key personnel, our business may be harmed.

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

Difficulties in Integrating Our Acquisitions and Expanding Into New Business Areas Have Impacted and Could Continue to Adversely Impact Our Business and We Face Risks Associated with Potential Acquisitions, Investments, Divestitures and Expansion.

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

Writing Off Investments Could Harm Our Results of Operations.

We have made investments in privately held companies, which we classify as other assets on our condensed consolidated balance sheets. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. Due to these and other factors, we have previously determined, and may in the future determine, that the value of these investments is impaired, which has caused and would cause us to write down the carrying value of these investments, such as the write-downs of our investments of $2.0 million and $13.5 million in fiscal 2003 and 2002, respectively. Furthermore, we cannot be sure that future investment, license, fixed asset or other asset write-downs will not happen, particularly if the downturn in the financial services industry and the decline in information technology spending continues. If future write-downs do occur, they could harm our business and results of operations.

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

If Our Relationship with Financial Times/Interactive Data Is Terminated, Our Business May Be Harmed.

Many of our clients use our proprietary interface to electronically retrieve pricing and other data from Financial Times/Interactive Data (FTID). FTID pays us a commission based on their revenues from providing this data to our clients. Our software products have been customized to be compatible with their system and this software would need to be redesigned if their services were unavailable for any reason. Termination of our agreement with FTID would require at least two years notice by either us or them, or 90 days in the case of material breach. Our revenue could be adversely impacted if our relationship with FTID was terminated or their services were unavailable to our clients for any reason.

If We Are Unable to Protect Our Intellectual Property We May Be Subject to Increased Competition that Could Seriously Harm Our Business.

Our success depends significantly upon our proprietary technology. We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We have registered trademarks for many of our products and services and will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees and with our resellers and customers. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite these efforts, it may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use our proprietary information. We do not have any patents, and existing copyright and trade secret laws afford only limited protection. In addition, we cannot be certain that others will not develop substantially equivalent or superseding proprietary technology, or that equivalent products will not be marketed in competition with our products, thereby substantially reducing the value of our proprietary rights. We cannot be sure that we will develop proprietary products or technologies that are patentable, that any patent, if issued, would provide us with any competitive advantages or would not be challenged by third parties, or that the patents of others will not adversely affect our ability to do business. Litigation may be necessary to protect our proprietary technology which may be time-consuming and expensive. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. We cannot be sure that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products or design around any patent that may be issued to us or other intellectual property rights of ours.

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

Business Disruptions Could Adversely Affect Our Business.

Our operations are exposed to potential disruption by fire, earthquake, power loss, telecommunications failure, and other events beyond our control. Additionally, we are vulnerable to interruption caused by political and terrorist incidents. For example, our facilities in New York were temporarily closed due to the September 11, 2001 terrorist attacks. Immediately after the terrorist attacks, our clients who were located in the World Trade Center area were concentrating on disaster recovery rather than licensing additional software components, while the grounding of transportation impeded our ability to deliver professional services at client sites. Additionally, during the temporary closure of the U.S. stock markets, our clients did not use our market data services. Our corporate headquarters are located in the San Francisco Bay Area, which is a region with significant seismic activity. Earthquakes such as that experienced in 1989 could disrupt our business. Such disruptions could affect our ability to sell and deliver products and services and other critical functions of our business and could seriously harm us. Further, such attacks could cause instability in the financial markets upon which we depend.

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

Recently Enacted and Proposed Changes in Securities Laws and Regulations Will Increase Our Costs.

The Sarbanes-Oxley Act (“the Act”) of 2002, which became law in July 2002, requires changes in some of our corporate governance and securities disclosure and/or compliance practices. As part of the Act’s requirements, the SEC has been promulgating new rules on a variety of subjects, in addition to other rule proposals, and the NASDAQ Stock Market has enacted new corporate governance listing requirements. These developments have increased our accounting and legal compliance costs and could also expose us to additional liability. In fiscal 2004, we incurred approximately $2.1 million in Sarbanes-Oxley related expenses. In addition, such developments may make retention and recruitment of qualified persons to serve on our board of directors or executive management more difficult. We continue to evaluate and monitor regulatory and legislative developments and cannot reliably estimate the timing or magnitude of all costs we may incur as a result of the Act or other related legislation or regulation.

Our Financial Results Will be Affected by Changes in the Accounting Rules Governing the Recognition of Stock-based Compensation Expense.

We measure compensation expense for our employee stock compensation plans under the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In December 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In April 2005, the SEC subsequently adopted a new rule delaying compliance with SFAS 123R until the beginning of the Company’s next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Under the SEC’s recent rule, we are required to adopt SFAS 123R in our first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition method includes prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

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

If We Fail to Maintain an Effective System of Internal Control, We May Not be Able to Accurately Report Our Financial Results. As a Result, Current and Potential Stockholders Could Lose Confidence in Our Financial Reporting, Which Would Harm Our Business and the Trading Price of Our Stock.

Effective internal control is necessary for us to provide reliable financial reports. If we can not provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal control that need improvement including control deficiencies that may constitute material weaknesses. For example, as of December 31, 2004, the Company did not maintain effective controls over the valuation of its property and equipment accounts, including the related restructuring provision. Specifically, the Company’s impairment analysis of its property and equipment accounts related to our decision to vacate a facility failed to identify and include all applicable assets. This control deficiency resulted in a restatement of the Company’s financial statements for the quarters ended June 30, 2004 and September 30, 2004 and an adjustment to the fourth quarter 2004 financial statements.

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

Management has determined that these control deficiencies constituted material weaknesses as of December 31, 2004. Consequently, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2004 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. The Company has begun executing on a remediation plan, as discussed in “Management’s Report on Internal Control over Financial Reporting” included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 10-K”), and expects to have implemented the new control procedures and to have hired additional tax accounting resources by the end of the second quarter of 2005.

The Company also did not maintain effective controls over its disclosure for stock-based employee compensation expense under SFAS 123, as amended by SFAS 148, including the calculation of the effect of a stock option exchange program that took place on December 4, 2002, and the overall determination of the tax treatment of the pro forma option expense. This control deficiency will result in a restatement of the disclosure for stock-based employee compensation expense for fiscal 2002, 2003 and 2004 included in Note 1 to the previously issued financial statements contained in our 2004 10-K together with the associated disclosure for the first three quarters of fiscal 2003 and 2004. Management has determined that this control deficiency also constituted a material weakness as of December 31, 2004 as well as at March 31, 2005. The Company has added an additional item to its remediation plan to improve controls over its disclosure of stock-based employee compensation expense based on this deficiency.

Any failure to implement or maintain the improvements in our internal control over financial reporting, or difficulties encountered in the implementation of these improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal control to address these identified weaknesses could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Historically, much of our revenues and capital spending was transacted in U.S. dollars. However, since the acquisitions of Advent Denmark, Advent Norway, Advent Sweden, Advent Hellas, Advent Netherlands, and the recent acquisitions of Advent Europe’s remaining distributors in the United Kingdom and Switzerland, whose revenues, with the exception of Geneva transactions and capital spending, are transacted in local country currencies, we have greater exposure to foreign currency fluctuations. Because the results of operations from these territories are not material to our operating results, a hypothetical 10% change foreign currency exchange rates would not have a materially adverse effect on our consolidated financial position, results of operations or cash flows.

Our interest rate risk relates primarily to our investment portfolio, which consisted of $16.0 million in cash equivalents and $110.8 million in marketable securities as of March 31, 2005. An immediate sharp increase in interest rates could have a material adverse affect on the fair value of our investment portfolio. Conversely, immediate sharp declines in interest rates could seriously harm interest earnings of our investment portfolio. We do not currently use derivative financial instruments in our investment portfolio, nor hedge for these interest rate exposures.

By policy, we limit our exposure to longer-term investments, and a majority of our investment portfolio at March 31, 2005 and December 31, 2004 had maturities of less than one year. As a result of the relatively short duration of our portfolio, an immediate hypothetical parallel shift to the yield curve of plus 25 basis points (BPS), 50 BPS and 100 BPS would result in a reduction of 0.18% ($230,000), 0.36% ($460,000) and 0.73% ($921,000), respectively, in the market value of our investment portfolio as of March 31, 2005.

We have also invested in several privately-held companies, most of which can still be considered in the start-up or development stages. These non-marketable investments are classified as other assets on our balance sheet. Our investments in privately-held companies could be affected by an adverse movement in the financial markets for publicly-traded equity securities, although the impact cannot be directly quantified. These investments are inherently risky as the market for the technologies or products these privately-held companies have under development are typically in the early stages and may never materialize. The value of these investments is also influenced by factors including the operating effectiveness of these companies, the overall health of the companies’ industries and the strength of the private equity markets. We could lose our entire investment in these companies. At March 31, 2005 our net investments in privately-held companies totaled $8.6 million.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(f) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that because the material weaknesses in internal control over financial reporting which were previously identified in “Management’s Report on Internal Control over Financial Reporting” included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 10-K”) have not yet been remediated, and because of the additional material weakness described below, our disclosure controls and procedures were ineffective as of March 31, 2005 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to Advent’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

On May 6, 2005 management identified an additional material weakness in the Company’s internal control over financial reporting, which has been reported to the Audit Committee and the Company’s independent registered public accountant. The Company did not maintain effective controls over its disclosure for stock-based employee compensation expense, including the calculation of the effect of a stock option exchange program that occurred on December 4, 2002, and the overall determination of the tax treatment of the pro forma option expense. This control deficiency will result in a restatement of the disclosure for stock-based employee compensation expense for fiscal 2002, 2003 and 2004 included in Note 1 to the previously issued financial statements contained in the Company’s 2004 10-K together with the associated disclosure for the first three quarters of fiscal 2003 and 2004.

Changes in internal control over financial reporting.

There was one change in our internal control over financial reporting which was identified in connection with the evaluation required by Rule 13a-15(e) of the Exchange Act that occurred during the first quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, Advent’s internal control over financial reporting. As part of the Company’s remediation plan to address the material weaknesses identified in our internal control over financial reporting as of December 31, 2004, as discussed in “Management’s Report on Internal Control over Financial Reporting” included in Item 8 of our 2004 10-K, the Company began utilizing outside tax consultants to assist with the preparation of its tax provision during the first quarter ended March 31, 2005. The Company continues to work on its remediation plan, and as a result of the material weakness identified on May 6, 2005, the Company has added an additional item to its remediation plan to improve controls over its disclosure of stock-based employee compensation expense.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 8, 2005, certain of the former shareholders of Kinexus and the shareholders’ representative filed suit against Advent in the Delaware Chancery Court. The complaint alleges that Advent breached the Agreement and Plan of Merger dated as of December 31, 2001 pursuant to which Advent acquired all of the outstanding shares of Kinexus due principally to the fact that no amount was paid by Advent on an earn-out of up to $115 million. The earn-out, which was payable in cash or stock at the election of Advent, was based upon Kinexus meeting certain revenue targets in both 2002 and 2003. The complaint seeks unspecified compensatory damages, an accounting and restitution for unjust enrichment. Advent advised the shareholders’ representative in January 2003 that the earn-out terms had not been met in 2002 and accordingly no earn-out was payable for 2002 and would not be payable for 2003. Advent disputes the plaintiffs’ claims and believes that it has meritorious defenses and counterclaims and intends to vigorously defend this action. Management believes that any potential loss associated with this litigation is neither probable nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business. Based on currently available information, management does not believe that the ultimate outcome of these unresolved matters, individually and in the aggregate, is likely to have a material adverse effect on the Company’s financial position or results of operations. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In May 2004, the Board of Directors approved a plan to repurchase up to an additional 1.2 million shares of Advent’s common stock in the open market. In September 2004 and February 2005, the Board authorized extensions of this stock repurchase program to cover the repurchase of an additional 0.8 million and 1.8 million shares of outstanding common stock, respectively.

The following table provides a month-to-month summary of the repurchase activity under the 2004 stock repurchase program during the three months ended March 31, 2005:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under Our Share Repurchase Programs
	(shares in thousands)
January 2005	—	$—	1,256
February 2005	1,013	17.44	2,043
March 2005	1,111	18.33	932

Total	2,124	$17.90	932

(1)	All shares were repurchased as part of publicly announced plans.

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

ADVENT SOFTWARE, INC.

Dated: May 16, 2005	By:	/s/ Graham V. Smith
Graham V. Smith Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)