Form 10-Q
period 2005-06-30
ADVENT SOFTWARE INC /DE/
filed 2005-08-09
CIK 1002225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number:  0-26994

ADVENT SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2901952
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Yes ☒  No ☐

The number of shares of the registrant’s Common Stock outstanding as of July 29, 2005 was 30,569,421.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30	December 31
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$23,020	$21,177
Marketable securities	110,799	144,352
Accounts receivable, net	30,789	32,778
Prepaid expenses and other	10,357	10,415
Total current assets	174,965	208,722
Property and equipment, net	15,988	18,432
Goodwill	95,112	99,393
Other intangibles, net	11,117	14,668
Other assets, net	12,669	13,362

Total assets	$309,851	$354,577

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,605	$2,825
Accrued liabilities	17,455	17,570
Deferred revenues	58,713	56,405
Income taxes payable	3,202	4,036
Total current liabilities	81,975	80,836
Deferred income taxes	2,007	2,250
Other long-term liabilities	5,178	5,816

Total liabilities	89,160	88,902

Commitments and contingencies (See Note 13)

Stockholders' equity:
Common stock	304	327
Additional paid-in capital	316,898	339,995
Accumulated deficit	(103,763)	(86,921)
Accumulated other comprehensive income	7,252	12,274
Total stockholders' equity	220,691	265,675

Total liabilities and stockholders' equity	$309,851	$354,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Net revenues:
License and development fees	$9,635	$8,719	$19,228	$16,727
Maintenance and other recurring	26,016	23,314	51,303	46,200
Professional services and other	5,581	3,991	10,337	8,819

Total net revenues	41,232	36,024	80,868	71,746

Cost of revenues:
License and development fees	384	426	640	1,020
Maintenance and other recurring	7,562	7,320	14,637	14,200
Professional services and other	4,510	4,107	8,657	7,680
Amortization of developed technology	614	1,350	1,228	2,692

Total cost of revenues	13,070	13,203	25,162	25,592

Gross margin	28,162	22,821	55,706	46,154

Operating expenses:
Sales and marketing	10,474	9,276	20,546	18,069
Product development	7,811	8,501	15,767	16,353
General and administrative	7,868	6,207	16,281	12,188
Amortization of other intangibles	1,020	2,060	2,067	4,084
Restructuring charges	1,520	5,903	1,603	5,860

Total operating expenses	28,693	31,947	56,264	56,554

Loss from operations	(531)	(9,126)	(558)	(10,400)
Interest income and other, net	4,712	(142)	5,609	(16)

Income (loss) before income taxes	4,181	(9,268)	5,051	(10,416)
Provision for (benefit from) income taxes	906	(21)	991	(21)

Net income (loss)	$3,275	$(9,247)	$4,060	$(10,395)

Net income (loss) per share:
Basic	$0.11	$(0.28)	$0.13	$(0.31)
Diluted	$0.10	$(0.28)	$0.13	$(0.31)

Weighted average shares used to compute net income (loss) per share:
Basic	30,522	33,179	31,267	33,122
Diluted	31,289	33,179	31,947	33,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30
	2005	2004

Cash flows from operating activities:
Net income (loss)	$4,060	$(10,395)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash stock based compensation	—	18
Depreciation and amortization	8,090	11,134
Non-cash restructuring charges	—	863
Loss on dispositions of fixed assets	68	372
Reduction of doubtful accounts	(140)	(175)
(Gain) loss on investments	(3,449)	717
Deferred income taxes	(243)	(100)
Other	(825)	(232)
Changes in operating assets and liabilities:
Accounts receivable	2,129	6,766
Prepaid and other assets	1,258	3,499
Accounts payable	(221)	120
Accrued liabilities	1,291	1,771
Deferred revenues	2,298	(1,488)
Income taxes payable	(834)	(394)

Net cash provided by operating activities	13,482	12,476

Cash flows from investing activities:
Net cash used in acquisitions	(1,028)	(5,756)
Purchases of property and equipment	(2,435)	(1,265)
Capitalized software development costs	(461)	—
Purchases of marketable securities	(78,929)	(73,505)
Sales and maturities of marketable securities	111,543	65,498
Proceeds from sale of other investments	3,791	—

Net cash provided by (used in) investing activities	32,481	(15,028)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,728	4,263
Repurchase of common stock	(48,751)	(858)

Net cash provided by (used in) financing activities	(44,023)	3,405

Effect of exchange rate changes on cash and cash equivalents	(97)	(52)

Net change in cash and cash equivalents	1,843	801
Cash and cash equivalents at beginning of period	21,177	34,761

Cash and cash equivalents at end of period	$23,020	$35,562

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

Advent has prepared these condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in these interim statements pursuant to such SEC rules and regulations. These interim financial statements should be read in conjunction with the audited financial statements and related notes included in Advent’s Annual Report on Form 10-K for the year ended December 31, 2004 (see Note 2 below). Interim results are not necessarily indicative of the results to be expected for the full year, and no representation is made thereto.

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

Note 2—Restatement of Disclosure for Stock-Based Employee Compensation Expense

In connection with its preparation of the condensed consolidated financial statements for the quarter ended March 31, 2005, management of the Company determined that the financial statements for the years ending December 31, 2002, 2003 and 2004 and for the first three quarters of fiscal 2003 and 2004 cannot be relied on for the following reason. The Company’s disclosure for stock-based employee compensation expense under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), included in Note 1 to its previously issued financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 10-K”) and in the Quarterly Reports on Form 10-Q for each of the quarterly periods referred to above, should not be relied upon because of errors in its disclosure of the pro forma effects on operating results as if Advent had elected to use the fair value approach to account for all stock-based compensation plans. Specifically, the errors related to the calculation of the effect of a stock option exchange program that took place on December 4, 2002, and the overall determination of the tax treatment of the pro forma option expense and forfeitures. As a result of these errors, Advent will restate the disclosure for stock-based employee compensation expense for fiscal 2002, 2003 and 2004 included in Note 1 to the previously issued financial statements contained in its 2004 10-K together with the associated disclosure for the first three quarters of fiscal 2003 and 2004. In addition, the Company has incorporated these corrections to its disclosure for stock-based employee compensation expense included in Note 4, “Stock-Based Compensation” to these condensed consolidated financial statements. These errors had no impact on the Company’s balance sheets, statements of operations, cash flows, comprehensive income or stockholders’ equity for any period.

The following is a summary of the effect of these corrections on the Company’s pro forma calculation of its net loss and net loss per share for the three and six months ended June 30, 2004 had compensation been determined based on the fair value at the grant date for awards (in thousands, except per share data):

	As Previously		As
	Reported	Adjustments	Restated
Three months ended June 30, 2004
Net loss - as reported	$(9,247)	$—	$(9,247)
Stock-based employee compensation expense included in reported net loss, net of tax	6	—	6
Total stock-based employee compensation expense determined under fair value based method for all options, net of tax	(2,516)	(1,477)	(3,993)

Net loss - pro forma	$(11,757)	$(1,477)	$(13,234)

Net loss per share:
Basic and diluted - as reported	$(0.28)	$—	$(0.28)
Basic and diluted - pro forma	$(0.35)	$(0.05)	$(0.40)

Six months ended June 30, 2004
Net loss - as reported	$(10,395)	$—	$(10,395)
Stock-based employee compensation expense included in reported net loss, net of tax	18	—	18
Total stock-based employee compensation expense determined under fair value based method for all options, net of tax	(5,168)	(3,281)	(8,449)

Net loss - pro forma	$(15,545)	$(3,281)	$(18,826)

Net loss per share:
Basic and diluted - as reported	$(0.31)	$—	$(0.31)
Basic and diluted - pro forma	$(0.47)	$(0.10)	$(0.57)

Note 3—Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In April 2005, the SEC subsequently adopted a new rule delaying compliance with SFAS 123R until the beginning of the Company’s next fiscal year, instead of the next reporting period that begins after June 15, 2005. Under the SEC’s recent rule, Advent is required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, Advent must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition method includes prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Advent is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on its condensed consolidated results of operations and earnings per share. Advent has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the staff’s interpretation of Share-Based Payments. This interpretation expresses the views of the staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for publicly traded companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R. Advent will adopt SAB 107 in connection with its adoption of SFAS 123R, which the Company expects to have a material impact on its condensed consolidated results of operations and earnings per share.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143” (“FIN 47”), to clarify the requirement to record liabilities stemming from a legal obligation to clean up and retire fixed assets, such as a plant or factory, when an asset retirement depends on a future event. The Company plans to adopt FIN 47 in the first quarter of fiscal 2006, and does not expect the application of FIN 47 to have a material impact on its condensed consolidated results of operations, cash flows or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change; the indirect effects should be recognized in the period of the change. This statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods that begin after December 15, 2005, although early adoption is permitted. The Company does not anticipate that the implementation of this standard will have a material impact on its condensed consolidated results of operations, cash flows or financial position.

Note 4—Stock-Based Compensation

Advent currently uses the intrinsic value-based method as prescribed in APB 25 to account for all stock-based employee compensation plans and has adopted the disclosure-only alternative of SFAS 123, as amended by SFAS 148. Advent is required to disclose the pro forma effects on operating results as if Advent had elected to use the fair value approach to account for all stock-based employee compensation plans. Stock-based compensation for non-employees is based on the fair value of the related stock or options.

The fair value of warrants, options or stock exchanged for services is expensed over the period benefited. The warrants and options are valued using the Black-Scholes option pricing model.

If compensation had been determined based on the fair value at the grant date for awards during the three and six months ended June 30, 2005 and 2004, consistent with the provisions of SFAS 123, Advent’s net loss and net loss per share would have been as follows (in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
		(Restated,		(Restated,
		See Note 2)		See Note 2)
	2005	2004	2005	2004

Net income (loss) - as reported	$3,275	$(9,247)	$4,060	$(10,395)
Stock-based employee compensation expense included in reported net loss, net of tax(1)	—	6	—	18
Total stock based employee compensation expense determined under fair value based method for all options, net of tax(1)	(4,363)	(3,993)	(8,309)	(8,449)

Net loss - pro forma	$(1,088)	$(13,234)	$(4,249)	$(18,826)

Net income (loss) per share - as reported:
Basic	$0.11	$(0.28)	$0.13	$(0.31)
Diluted	$0.10	$(0.28)	$0.13	$(0.31)

Net income (loss) per share - pro forma:
Basic	$(0.04)	$(0.40)	$(0.14)	$(0.57)
Diluted	$(0.04)	$(0.40)	$(0.14)	$(0.57)

(1)         Assumes an effective tax rate of 0% for the three and six months ended June 30, 2005 and 2004 due to the full valuation allowance established against the Company’s deferred tax assets during the fourth quarter of 2003.

The weighted-average grant-date fair value of options granted were $9.98 and $11.01 per option for the three months ended June 30, 2005 and 2004, respectively, and $10.07 and $11.63 per option for the six months ended June 30, 2005 and 2004, respectively. The weighted-average fair values of the Employee Stock Purchase Plan (“ESPP”) rights, measured on the grant date using Black-Scholes option pricing model, were $4.62 per share for the three and six months ended June 30, 2005 and $4.60 per share for the three and six months ended June 30, 2004.

The fair value of each option grant and ESPP rights were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30		Six Months Ended June 30
Stock Options	2005	2004	2005	2004
Risk-free interest rate	3.9%	3.7%	3.9%	3.3%
Volatility	58.8%	66.0%	61.3%	66.0%
Expected life	5 years	5 years	5 years	5 years
Expected dividends	None	None	None	None

Employee Stock Purchase Plan
Risk-free interest rate	2.8%	1.4%	2.8%	1.4%
Volatility	27.8%	35.8%	27.8%	35.8%
Expected life	6 months	6 months	6 months	6 months
Expected dividends	None	None	None	None

The ESPP plan periods begin every six months in the second and fourth quarter of each year.

Note 5—Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period, excluding the effect of any anti-dilutive securities. Potential common shares consist of the shares issuable upon the exercise of stock options or warrants and from withholdings associated with the Company’s employee stock purchase plan.

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2005 and 2004 (in thousands, except per-share data):

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Numerator:
Net income (loss)	$3,275	$(9,247)	$4,060	$(10,395)

Denominator:
Denominator for basic net income (loss) per share-weighted average shares outstanding	30,522	33,179	31,267	33,122

Dilutive common equivalent shares:
Employee stock options and other	767	—	680	—

Denominator for diluted net income (loss) per share-weighted average shares outstanding, assuming exercise of potential dilutive common shares	31,289	33,179	31,947	33,122

Basic net income (loss) per share	$0.11	$(0.28)	$0.13	$(0.31)
Diluted net income (loss) per share	$0.10	$(0.28)	$0.13	$(0.31)

Weighted average stock options and warrants of approximately 1.4 million and 3.0 million for the three and six months ended June 30, 2005, respectively, were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive. Similarly, weighted average stock options and warrants of approximately 5.8 million for the three and six months ended June 30, 2004, were excluded from the calculation of diluted net income (loss) per share.

Note 6—Goodwill

The changes in the carrying value of goodwill during the six months ended June 30, 2005 were as follows (in thousands):

Goodwill

Balance at December 31, 2004	$99,393
Translation adjustments	(4,281)

Balance at June 30, 2005	$95,112

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” Advent reviews goodwill for impairment annually during the fourth quarter of the fiscal year and more frequently if an event or circumstance indicates that an impairment loss has occurred. During the fourth quarter of 2004, Advent completed the annual impairment test which indicated that there was no impairment. There were no events or changes in circumstances during the six months ended June 30, 2005 which triggered an impairment review. Foreign currency translation adjustments totaling $4.3 million reflect the strengthening of the U.S. dollar versus European currencies during the six months ended June 30, 2005.

Note 7—Other Intangibles

The following is a summary of other intangibles as of June 30, 2005 (in thousands):

	Average
	Amortization	Other		Other
	Period	Intangibles,	Accumulated	Intangibles,
	(Years)	Gross	Amortization	Net

Purchased technologies	4.9	$12,734	$(10,963)	$1,771
Product development costs	3.0	461	—	461
Customer relationships	5.6	20,847	(12,104)	8,743
Other intangibles	2.5	308	(166)	142

Balance at June 30, 2005		$34,350	$(23,233)	$11,117

                The following is a summary of other intangibles as of December 31, 2004 (in thousands):

	Average
	Amortization	Other		Other
	Period	Intangibles,	Accumulated	Intangibles,
	(Years)	Gross	Amortization	Net

Purchased technologies	4.9	$12,776	$(9,779)	$2,997
Customer relationships	5.5	22,589	(11,099)	11,490
Other intangibles	2.5	307	(126)	181

Balance at December 31, 2004		$35,672	$(21,004)	$14,668

The changes in the carrying value of other intangibles during the six months ended June 30, 2005 were as follows (in thousands):

	Other		Other
	Intangibles,	Accumulated	Intangibles,
	Gross	Amortization	Net

Balance at December 31, 2004	$35,672	$(21,004)	$14,668
Additions	461	—	461
Amortization	—	(3,295)	(3,295)
Translation adjustments	(1,783)	1,066	(717)

Balance at June 30, 2005	$34,350	$(23,233)	$11,117

Amortization of other intangibles was as follows for the periods presented (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Amortization of:
Developed technology intangibles	$614	$1,350	$1,228	$2,692
Non-technology intangibles	1,020	2,060	2,067	4,084

Total	$1,634	$3,410	$3,295	$6,776

Based on the carrying amount of other intangibles as of June 30, 2005, the estimated future amortization is as follows (in thousands):

	Six
	Months Ended
	December 31	Year Ended December 31
	2005	2006	2007	2008	2009	Total
Estimated future amortization of:
Developed technology intangibles	$1,280	$633	$233	$86	$—	$2,232
Non-technology intangibles	1,976	3,775	1,776	918	440	8,885

Total	$3,256	$4,408	$2,009	$1,004	$440	$11,117

Note 8—Balance Sheet Detail

The following is a summary of other assets, net (in thousands):

	June 30	December 31
	2005	2004

Long-term investments, gross	$13,800	$16,300
Accumulated write-downs due to other-than-temporary decline in value	(5,341)	(7,658)
Long-term investments, net	8,459	8,642
Long-term prepaid assets	2,817	3,303
Deposits	1,393	1,417

Total other assets, net	$12,669	$13,362

Long-term investments include equity investments in several privately held companies, most of which can still be considered in the start-up or development stages.

In 2002, Advent acquired approximately 15% of the outstanding voting stock of LatentZero Limited (“LatentZero”), a privately-held company located in the United Kingdom, for $7.0 million. Through December 28, 2004, LatentZero was accounted for under the equity method of accounting as Advent’s Chief Executive Officer was a member of LatentZero’s board of directors and Advent accordingly considered itself to have significant influence over this company. During the three and six months ended June 30, 2004, Advent recorded a loss of $335,000 and $606,000, respectively, resulting from Advent’s pro rata share of net losses on this equity method investment which was included in interest income and other, net on Advent’s condensed consolidated statement of operations. Effective December 28, 2004, Advent’s Chief Executive Officer resigned her seat on the investee’s board of directors and as a result, Advent no longer believes it has significant influence over LatentZero. Therefore, this investment is carried at the lower of cost or fair value at December 31, 2004 and June 30, 2005, similar to the Company’s other non-marketable investments.

During the three months ended June 30, 2005, Advent sold its private equity investment in PlusFunds Group Inc. with a carrying value of $183,000 for total proceeds of $3.8 million. The Company recorded the associated gain on sale of this investment of $3.6 million in interest income and other, net on Advent’s condensed consolidated statement of operations.

The following is a summary of accrued liabilities (in thousands):

	June 30	December 31
	2005	2004

Salaries and benefits payable	$7,588	$8,208
Accrued restructuring	1,644	1,127
Other	8,223	8,235

Total accrued liabilities	$17,455	$17,570

Accrued restructuring charges are discussed further in Note 10, “Restructuring Charges”. Other accrued liabilities include accruals for royalties, sales and business taxes, acquisition related costs, and other miscellaneous items.

The following is a summary of other long-term liabilities (in thousands):

	June 30	December 31
	2005	2004

Deferred rent	$1,427	$2,456
Accrued restructuring, long-term portion	3,364	3,042
Other	387	318

Total other long-term liabilities	$5,178	$5,816

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

	Condensed Consolidated Balance Sheet
	As Previously		As
December 31, 2004	Reported	Reclassifications	Reclassified
Accrued liabilities	$16,855	$715	$17,570
Total current liabilities	$80,121	$715	$80,836
Other long-term liabilities	$6,531	$(715)	$5,816
Total liabilities	$88,902	$—	$88,902

Note 9—Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows for the periods presented (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Net income (loss)	$3,275	$(9,247)	$4,060	$(10,395)
Unrealized gain (loss) on marketable securities, net of tax	230	(496)	(90)	(556)
Foreign currency translation adjustment	(2,670)	(24)	(4,932)	(1,376)
Total comprehensive income (loss)	$835	$(9,767)	$(962)	$(12,327)

The components of accumulated other comprehensive income were as follows (in thousands):

	June 30	December 31
	2005	2004

Accumulated net unrealized loss on marketable securities, net of tax	$(492)	$(402)
Accumulated foreign currency translation adjustments	7,744	12,676
Total accumulated other comprehensive income	$7,252	$12,274

Note 10—Restructuring Charges

In response to the downturn in the financial services industry, the decline in information technology spending and duplicative efforts in parts of the business as a result of various acquisitions, Advent implemented several phases of restructuring beginning in 2003. These plans were implemented to reduce costs and improve operating efficiencies by better aligning Advent’s resources to the Company’s near-term revenue opportunities.

The restructuring charges recorded for the three and six months ended June 30, 2005 and 2004 were as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Facility exit costs	$1,525	$5,028	$1,608	$4,865
Severance and benefits	(5)	12	(5)	132
Property and equipment abandoned	—	863	—	863
Total restructuring charges	$1,520	$5,903	$1,603	$5,860

During the three months ended June 30, 2005, Advent recorded a restructuring charge of $1.5 million primarily consisting of facility and exit costs related to sub-leasing one floor of its office space in New York, New York. During the three months ended March 31, 2005, Advent recorded a net restructuring charge of $83,000 primarily to adjust original estimates for vacated facilities.

During the three months ended June 30, 2004, Advent recorded a restructuring charge of $5.9 million primarily consisting of $4.9 million of facility and exit costs and $0.9 million of property and equipment impairment charges related to vacating a facility in San Francisco, California, $72,000 related to vacating a portion of a facility in Cambridge, Massachusetts and a $12,000 adjustment to severance for employees terminated in the first quarter of 2004. During the three months ended March 31, 2004, Advent recorded a net restructuring benefit of $43,000 consisting of a $163,000 adjustment related to entering into a final sub-lease agreement on one of its vacated facilities in New York and a $16,000 adjustment to non-cash severance. These adjustments were partially offset by a restructuring charge of $136,000 related to the termination of nine employees, located primarily in New York.

The following table sets forth an analysis of the components of the restructuring charges and the payments and non-cash charges made against the accrual during the six months ended June 30, 2005 (in thousands):

	Facility Exit	Severance &
	Costs	Benefits	Total

Balance of restructuring accrual at December 31, 2004	$4,157	$12	$4,169
Restructuring charges	1,472	—	1,472
Reversal of deferred rent related to facilities exited	704	—	704
Cash payments	(1,468)	—	(1,468)
Adjustment of prior restructuring costs	136	(5)	131
Balance of restructuring accrual at June 30, 2005	$5,001	$7	$5,008

Of the remaining restructuring accrual of $5.0 million at June 30, 2005, $1.6 million and $3.4 million are included in accrued liabilities and other long-term liabilities, respectively, on the accompanying condensed consolidated balance sheet. The remaining excess facility costs of $5.0 million are stated at estimated fair value, net of estimated sublease income of approximately $8.8 million. Advent expects to pay the remaining obligations associated with the vacated facilities no later than over the remaining lease terms, which expire on various dates through 2012. Advent expects to pay the remaining severance and benefits in 2005.

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

In May 2004, the Board authorized the repurchase of an additional 1.2 million shares of outstanding common stock. In September 2004, February 2005 and May 2005, the Board authorized an extension of this stock repurchase program to cover the repurchase of an additional 0.8 million, 1.8 million and 1.0 million shares of outstanding common stock, respectively. During the first quarter of 2005, Advent repurchased 2.1 million shares of common stock under this repurchase program at a total cost of

$38.0 million and an average price of $17.90 per share. During the second quarter of 2005, Advent repurchased 0.6 million shares of common stock at a total cost of $10.7 million and an average price of $19.32 per share. Since the inception of this program in May 2004 through June 30, 2005, Advent has repurchased 3.4 million shares for a total cost of $60.7 million and an average price of $17.72 per share. As of June 30, 2005, approximately 1.4 million shares were available to be repurchased under this share repurchase plan.

Note 12—Acquisitions

In May 2004, Advent acquired the remaining independent distributor businesses from its independent European distributor, Advent Europe Holding BV (“Advent Europe”), in the United Kingdom and Switzerland, as well as certain assets of Advent Europe. Advent made these acquisitions in order to gain direct control over all of its European operations, which it views as an increasingly important market. The consideration of $6.0 million consisted of $5.7 million in cash, $242,000 of assumed liabilities and $83,000 of closing costs. A total of $5.5 million of the cash consideration was paid at closing and the remaining $0.2 million was paid by the Company during the second quarter of 2005. In addition, the Company paid an earn-out distribution of approximately $1.8 million under a formula based on revenue bookings, which was recorded as additional goodwill in the second quarter of 2004. No further earn-out distributions were earned or paid.

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

The allocation of the purchase price for Advent United Kingdom, Advent Switzerland and certain assets of Advent Europe at the date of purchase was as follows (in thousands, except estimated remaining useful life):

	Estimated Remaining
	Useful Life	Purchase Price
	(Years)	Allocation

Goodwill		$3,765
Customer relationships	4	326
Sub-licensing agreements	4	913
Employment agreements	3	232
Developed technology	3	710
Tangible assets		2,754
Current liabilities		(2,387)
Deferred tax liabilities		(337)

Total purchase price		$5,976

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

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of the periods presented. This does not purport to be indicative of the results that would have been achieved had the acquisition been made as of those dates nor of the results which may occur in the future (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	June 30, 2004	June 30, 2004
Net revenues	$36,322	$72,974
Net loss	$(9,400)	$(11,145)
Net loss per share - basic and diluted	$(0.28)	$(0.34)

Note 13—Commitments and Contingencies

Advent leases office space and equipment under non-cancelable operating lease agreements, which expire at various dates through May 2012. Certain operating leases contain escalation provisions for adjustments in the consumer price index. Advent is responsible for maintenance, insurance, and property taxes. As of June 30, 2005, Advent’s remaining operating lease commitments through 2012 were approximately $25.6 million, net of future minimum rental income of $10.3 million to be received under non-cancelable sub-leases.

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

From time to time, Advent is involved in claims and legal proceedings that arise in the ordinary course of business activities including claims for commercial, employment and other matters. Based on currently available information, management does not believe that the ultimate outcome of these unresolved matters, individually and in the aggregate, is likely to have a material adverse effect on Advent’s financial position or results of operations. However, litigation is subject to inherent limitations and Advent’s view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on Advent’s financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods.

On March 8, 2005, certain of the former shareholders of Kinexus and the shareholders’ representative filed suit against Advent in the Delaware Chancery Court. The complaint alleges that Advent breached the Agreement and Plan of Merger dated as of December 31, 2001 pursuant to which Advent acquired all of the outstanding shares of Kinexus due principally to the fact that no amount was paid by Advent on an earn-out of up to $115 million. The earn-out, which was payable in cash or stock at the election of Advent, was based upon Kinexus meeting certain revenue targets in both 2002 and 2003. The complaint seeks unspecified compensatory damages, an accounting and restitution for unjust enrichment. Advent advised the shareholders’ representative in January 2003 that the earn-out terms had not been met in 2002 and accordingly no earn-out was payable for 2002 and would not be payable for 2003. Advent disputes the plaintiffs’ claims and believes that it has meritorious defenses and intends to vigorously defend this action. Management believes that any potential loss associated with this litigation is neither probable nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

On May 26, 2005, certain of the former members of Advent Outsource Data Management LLC (“plaintiffs”) filed suit against Advent in San Francisco Superior Court. The complaint asserts claims for breach of contract, breach of the covenant of good faith and fair dealing, fraud, conversion, declaratory relief and accounting relating to alleged breaches of the Agreement and Plan of Merger dated October 31, 2002 (“Agreement”). Pursuant to the Agreement, in addition to cash compensation, Advent agreed to pay plaintiffs an “earn-out” payment based on net revenues from the sales of “Relevant Products” as defined by the Agreement with a maximum earn-out payment of $5 million. Advent has made earn-out payments to plaintiffs totaling approximately $3.9 million. However, plaintiffs claim that the earn-out payment should have been the maximum amount of $5 million. Based on these allegations, plaintiffs seek compensatory damages of approximately $1.1 million and other special damages including attorneys’ fees. Advent disputes the plaintiffs’ claims and believes that it has meritorious defenses and intends to vigorously defend this action. Management believes that any potential loss associated with this litigation is neither probable nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

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

Advent’s organizational structure is based on a number of factors that the CODM uses to evaluate, view and run its business operations which include, but are not limited to, customer base, homogeneity of products and technology. Advent’s operating segments are based on this organizational structure and information reviewed by Advent’s CODM to evaluate the operating segment results. During fiscal 2004, Advent determined that its operations were organized into two reportable segments:  1) Advent Investment Management; and 2) MicroEdge. The segment information for the three and six months ended June 30, 2005 and 2004 below reflect this organizational change. Future changes to this organizational structure may result in changes to the business segments disclosed. A description of the types of products and services provided by each operating segment follows.

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

Segment information for the periods presented is as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net revenues:
Advent Investment Management	$35,738	$31,626	$70,108	$62,400
MicroEdge	4,843	3,836	9,502	8,003
Other	651	562	1,258	1,343

Total net revenues	$41,232	$36,024	$80,868	$71,746

Income (loss) from operations:
Advent Investment Management	$440	$(5,256)	$1,701	$(3,817)
MicroEdge	577	(419)	950	112
Other	86	(41)	86	81
Unallocated corporate operating costs and expenses:
Amortization of developed technology	(614)	(1,350)	(1,228)	(2,692)
Amortization of other intangibles	(1,020)	(2,060)	(2,067)	(4,084)

Total loss from operations	$(531)	$(9,126)	$(558)	$(10,400)

Major Customers

                No single customer represented 10% or more of Advent’s total net revenue in any period presented.

Note 15—Related Party Transactions

As of June 30, 2005, Citigroup, Inc. (“Citigroup”) owned more than 10% of the voting stock of Advent. Advent recognized approximately $0.5 million and $1.0 million of revenue from Citigroup during the three and six months ended June 30, 2005, respectively. During the three and six months ended June 30, 2004, Advent recognized approximately $0.2 million and $0.5 million of revenue from Citigroup. The Company’s accounts receivable from Citigroup was $0.4 million and $0.7 million as of June 30, 2005 and December 31, 2004, respectively.

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

During the second quarter of 2005, we continued to experience positive results: revenue growth, progress on our term pricing transition, new client wins, achieving positive earnings per share for the second consecutive quarter, strong operating cash flow, solid expense management, and successful product launches.

Net revenues for the second quarter of 2005 grew 4% from the previous quarter and over 14% year over year. We continued our transition to term licensing in the second quarter, which has the effect of deferring a greater portion of our license revenue into future periods than with a purely perpetual licensing model. Over the past four quarters, we have been able to manage a smooth transition with steady top-line growth measured year over year for two reasons:

•                  Our diverse mix of products has allowed us to phase in term licensing by product; and

•                  We have a large installed base of customers, whom we are not requiring to convert to term licenses for products they already own.

The transition to term licensing is proceeding successfully. We began to accelerate the conversion to term licensing in the second half of 2004 as part of our long-term strategy to build recurring revenue streams and increase the lifetime value of our customers. Over the past four quarters, we have cumulatively sold $16.3 million in term contracts, which includes second quarter contracts totaling $4 million with an average term of 2.9 years. Going forward, we anticipate revenues from the term contracts will compound, enhancing the growth and predictability of our top line. In addition, sales activity was brisk in the second quarter of 2005 as we added 90 new Advent Office clients and five new Geneva clients: four hedge funds and a fund administrator.

We generated positive earnings per share for the second consecutive quarter. Although we have not yet returned to our historical levels of profitability, we have made steady progress. We generated positive cash flow from operations for the seventh consecutive quarter.

We continue to aggressively manage our expenses and recorded a restructuring charge of $1.5 million in the second quarter as a result of sub-leasing one floor of our New York City office space. Our total headcount as of June 30, 2005 was 734, down from 750 as of March 31, 2005, and down from its high of 980 as of December 31, 2003.

We are also making good progress with Moxy 5.0, the most recent release of our trade order management system. The release of Moxy 5 in September 2004 has proven to be successful, with over 40 firms purchasing the newest version and over 200 firms having upgraded from prior versions since the product’s launch.

In addition to our signing of new customers, our installed customer base continues to be an important part of Advent’s organic growth. Roughly two-thirds of our license revenues each quarter comes from existing customers, and the same was true for the second quarter of 2005.

Our next generation portfolio accounting product is in its beta testing phase and we currently have 13 clients representing a diverse set of our Investment Management customers, including institutional, high net worth and brokerage organizations managing between $400 million and $26 billion in assets who are participating in testing the product. We are targeting the production version for these beta clients for September 2005.

Our focus for the remainder of 2005 continues to be on three areas:

•                  First, improving our financial performance. We will continue to exercise tight control over headcount and expenses and are taking steps to further improve our efficiency;

•                  Second, growing our customer base across all the markets we serve; and

•                  Third, continuing to launch leading edge products that help our customers grow their businesses.

While worldwide demand for large investment management software systems has stabilized over the past year, we expect a continued challenging business environment and limited visibility for the remainder of fiscal 2005. We may, from time to time, invest in areas we deem appropriate, such as the recent expansion of our European operations.

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

Software license and development fees. We recognize revenue from the licensing of software when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is probable. We generally use a signed license agreement as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding order forms and signed contracts from the distributor’s customers. Revenue is recognized upon shipment to the distributor’s customer and when all other revenue recognition criteria have been met. Delivery occurs when product is delivered to a common carrier F.O.B shipping point. Some of our arrangements include acceptance provisions, and if such acceptance provisions are provided, delivery is deemed to occur upon acceptance. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. We assess whether the collectibility of the resulting receivable is probable based on a number of factors, including the credit worthiness of the customer determined through review of credit reports, our transaction history with the customer, other available information and pertinent country risk if the customer is located outside the United States. Our standard payment terms are due at 180 days or less unless the transaction is part of a soft dollar arrangement through our in-house broker/dealer subsidiary, Second Street Securities, for which payment is then required within one year; however, terms may vary based on the country in which the agreement is executed. Software licenses are sold with maintenance and, frequently, professional services. We allocate revenue to delivered components, normally the license component of the arrangement, using the residual method, based on vendor specific objective evidence, or VSOE, of fair value of the undelivered elements (generally the maintenance and professional services components), which is specific to us. We determine the fair value of the undelivered elements based on the historical evidence of the Company’s stand-alone sales of these elements to third parties, or also, in the case of maintenance, substantive renewal rates. When VSOE does not exist for undelivered elements, then the entire arrangement fee is deferred until delivery of the element. We offer term licenses as an alternative to perpetual licenses and generally recognize revenue for term licenses ratably over the period of the contract term. The term license contract price includes both the software license fee and maintenance and support fees, and, as a result, we allocate approximately half of the contract price to license revenue and the other half to maintenance and recurring revenues, based on our assessment of the relative fair value of the two elements. We have begun a transition from selling mostly perpetual licenses to selling a mix of term and perpetual contracts, and we expect term license revenue to increase as a proportion of total license revenue in the future. Including our entry level product, Advent Office Essentials, we recognized approximately 23% of license revenue from term licenses in the second quarter of 2005.

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

We do have three situations where we provide a contractual limited right of return to end-user customers only:  in shrink-wrap license agreements for Advent products, our MicroEdge product and our NPO product. The shrink-wrap license agreement for Advent products provides for a right of return within seven days of delivery of the software. The MicroEdge software license agreement allows for a thirty-day money back guarantee. The NPO license agreement allows for a seven-day right of return. We recognize revenue on delivery since the fee is fixed or determinable, the buyer is obligated to pay, the risk of loss passes to the customer, and we have the ability to estimate returns. Our ability to estimate returns is based on a long history of experience with relatively homogenous transactions and the fact that the return period is short. We have recorded a sales returns reserve (contra revenue account) to account for these situations based on our historical experience of $80,000 and $336,000 for the three and six months ended June 30, 2005, respectively.

Maintenance and other recurring revenues. We offer annual maintenance programs that provide for technical support and updates to our software products. Maintenance fees are bundled in the initial licensing year and charged separately for renewals of annual maintenance in subsequent years. We offer other recurring revenue services that are either subscription-based or transaction-based, and primarily include the provision of software interfaces to, and the capability to download securities information from, third party data providers. Fair value for maintenance is based upon renewal rates stated in the contracts or, in limited cases, separate sales of renewals to other customers. We recognize revenue for maintenance ratably over the contract term. We recognize revenue from recurring revenue transactions either ratably over the subscription period or as the transactions occur.  Term license contracts include fees for both software and maintenance and support. As noted above, we allocate approximately half of term license fees to maintenance and recurring revenues, based on our estimate of the relative fair value of the maintenance and support fees as a percentage of the total contract price.

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

•                 tax planning opportunities; and

•                 expectations for future earnings.

In considering whether or not we will realize a benefit from net deferred tax assets, recent losses must be given substantially more weight than any projections of future profitability. In 2003, we determined that, under applicable accounting principles, based on our history of consecutive losses since the second quarter of 2002, it was more likely than not that we would not realize any value for our net deferred tax assets. Accordingly, we established a valuation allowance equal to 100% of the amount of these assets. In fiscal 2004 and fiscal year-to-date 2005, we continued to maintain a full valuation allowance against our deferred tax assets due to our history of losses. Income tax expense recorded in the future will be reduced to the extent sufficient positive evidence materializes to support a reversal of, or decrease in, the valuation allowance.

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

The process for evaluating the potential impairment of goodwill is subjective and requires judgment at many points during the test including future revenue forecasts, discount rates and various reporting unit allocations. During the fourth quarter of 2004, we completed our annual impairment test which did not indicate impairment. Therefore, the second step of the impairment test was not necessary to perform. There were no events or changes in circumstances during the six months ended June 30, 2005 which triggered an impairment review.

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

We hold minority interests in several privately held companies having operations or technology in areas within our strategic focus. Most of these investments can be considered as early stage investment opportunities and are classified as other assets and valued at the lower of cost or fair value on our condensed consolidated balance sheets. Through December 28, 2004, one of these investments had been accounted for under the equity method of accounting as our Chief Executive Officer was a member of this investee’s board of directors. Effective December 28, 2004, our Chief Executive Officer resigned her seat on this investee’s board of directors and as a result, we no longer believe we have significant influence over this investee. Therefore, this investment is carried at the lower of cost or fair value at December 31, 2004 and June 30, 2005, similar to our other investments.

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

Restructuring charges and related accruals. Since 2003, we have developed and implemented formalized plans for restructuring our business to better align our resources to market conditions and recorded significant charges. In connection with these plans, we recorded estimated expenses for severance and benefits, lease cancellations, asset write-offs and other restructuring costs. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating real estate market conditions for expected vacancy periods and sub-lease rents. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

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

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143” (“FIN 47”), to clarify the requirement to record liabilities stemming from a legal obligation to clean up and retire fixed assets, such as a plant or factory, when an asset retirement depends on a future event. We plan to adopt FIN 47 in the first quarter of fiscal 2006, and do not expect the application of FIN 47 to have a material impact on our condensed consolidated results of operations, cash flows or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change; the indirect effects should be recognized in the period of the change. This statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods that begin after December 15, 2005, although early adoption is permitted. We do not anticipate that the implementation of this standard will have a material impact on our condensed consolidated results of operations, cash flows or financial position.

Restatement of Disclosure for Stock-Based Employee Compensation Expense

In connection with our preparation of the condensed consolidated financial statements for the quarter ended March 31, 2005, we determined that the financial statements for the years ending December 31, 2002, 2003 and 2004 and for the first three quarters of fiscal 2003 and 2004 cannot be relied upon for the following reason. Our disclosure for stock-based employee compensation expense under SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”, included in Note 1 to the previously issued financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 10-K”) and in the Quarterly Reports on Form 10-Q for each of the quarterly periods referred to above, included errors in our disclosure of the pro forma effects on operating results as if we had elected to use the fair value approach to account for all stock-based compensation plans. Specifically, the errors related to the calculation of the effect of a stock option exchange program that took place on December 4, 2002, and the overall determination of the tax treatment of the pro forma option expense and forfeitures. As a result of these errors, we will restate the disclosure for stock-based employee compensation expense for fiscal 2002, 2003 and 2004 included in Note 1 to the previously issued financial statements contained in our 2004 10-K together with the associated disclosure for the first three quarters of fiscal 2003 and 2004. In addition, we have incorporated these corrections to our disclosure for stock-based employee compensation expense included in Note 4, “Stock-Based Compensation” to these condensed consolidated financial statements. These errors had no impact on our balance sheets, statements of operations, cash flows, comprehensive income or stockholders’ equity for any period.

The following is a summary of the effect of these corrections on the pro forma calculation of our net loss and net loss per share for the three and six months ended June 30, 2004 had compensation been determined based on the fair value at the grant date for awards (in thousands, except per share data):

	As Previously		As
	Reported	Adjustments	Restated
Three months ended June 30, 2004
Net loss - as reported	$(9,247)	$—	$(9,247)
Stock-based employee compensation expense included in reported net loss, net of tax	6	—	6
Total stock-based employee compensation expense determined under fair value based method for all options, net of tax	(2,516)	(1,477)	(3,993)

Net loss - pro forma	$(11,757)	$(1,477)	$(13,234)

Net loss per share:
Basic and diluted - as reported	$(0.28)	$—	$(0.28)
Basic and diluted - pro forma	$(0.35)	$(0.05)	$(0.40)

Six months ended June 30, 2004
Net loss - as reported	$(10,395)	$—	$(10,395)
Stock-based employee compensation expense included in reported net loss, net of tax	18	—	18
Total stock-based employee compensation expense determined under fair value based method for all options, net of tax	(5,168)	(3,281)	(8,449)

Net loss - pro forma	$(15,545)	$(3,281)	$(18,826)

Net loss per share:
Basic and diluted - as reported	$(0.31)	$—	$(0.31)
Basic and diluted - pro forma	$(0.47)	$(0.10)	$(0.57)

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

	Condensed Consolidated Balance Sheet
	As Previously		As
December 31, 2004	Reported	Reclassifications	Reclassified
Accrued liabilities	$16,855	$715	$17,570
Total current liabilities	$80,121	$715	$80,836
Other long-term liabilities	$6,531	$(715)	$5,816
Total liabilities	$88,902	$—	$88,902

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

The following table sets forth, for the periods indicated, certain financial information as a percentage of total net revenues. The financial information and the ensuing discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Net revenues:
License and development fees	23%	24%	24%	23%
Maintenance and other recurring	63	65	63	65
Professional services and other	14	11	13	12

Total net revenues	100	100	100	100

Cost of revenues:
License and development fees	1	1	1	1
Maintenance and other recurring	18	20	18	20
Professional services and other	11	12	11	11
Amortization of developed technology	2	4	1	4

Total cost of revenues	32	37	31	36

Gross margin	68	63	69	64

Operating expenses:
Sales and marketing	25	26	26	25
Product development	19	23	19	23
General and administrative	19	17	20	17
Amortization of other intangibles	2	6	3	6
Restructuring charges	4	16	2	8

Total operating expenses	69	88	70	79

Loss from operations	(1)	(25)	(1)	(15)
Interest income and other, net	11	(1)	7	(0)

Income (loss) before income taxes	10	(26)	6	(15)
Provision for (benefit from) income taxes	2	(0)	1	(0)

Net income (loss)	8%	(26)%	5%	(15)%

NET REVENUES

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change

Total net revenues (in thousands)	$41,232	$36,024	$5,208	$80,868	$71,746	$9,122

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

Each of the major revenue categories has historically varied as a percentage of net revenues and we expect this variability to continue in future periods. This variability is partially due to the timing of the introduction of new products, the relative size and timing of individual perpetual software licenses, as well as the size of the implementation, the resulting proportion of the maintenance and professional services components of these license transactions and the amount of client use of pricing and related data. We expect total net revenues for the third quarter of 2005 to be between $40 million and $42 million.

License and Development Fees

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change

License and development fees (in thousands)	$9,635	$8,719	$916	$19,228	$16,727	$2,501
Percent of total net revenues	23%	24%		24%	23%

The increase in license revenue and development fees reflected an improved overall economic outlook and improved conditions within the financial services industry, which contributed to increases in capital expenditures by our customers. License and development fee revenue in the three and six months periods reflected an increase of Geneva-related revenues and the transition to a term license model. Our Geneva-related revenues increased significantly from the same periods in 2004, as a result of the growth in assets under administration for our fund administration clients, where certain Geneva contracts provide for quarterly fees based on assets, resulting in significant recurring quarterly revenue. Geneva contracts are generally complex transactions and may include acceptance criteria which can result in deferral of revenue. While perpetual license revenue was relatively flat, we continue to sign more deals on a term basis, and revenue recognized on our core products from term license deals increased significantly in the three and six month periods. In addition, we had significant growth in revenue from our GIFTS product line from our MicroEdge subsidiary. We expect license and development fee revenues to remain relatively flat in the third quarter of 2005, as we continue our transition to a term license model.

                We typically license our products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the number of site installations and the number of authorized users. We earn development fees when we provide product solutions which are not part of our standard product offering but will be incorporated into our future releases. For the three and six months ended June 30, 2005 and 2004, revenue from development fees was less than 5% of total license and development fees revenue. For the three and six months ended June 30, 2005 and 2004, soft dollar revenues generated from Advent related licenses paid for through soft dollar transactions represented less than 3% of total license and development revenues.

Maintenance and Other Recurring Revenues

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change
Maintenance and other recurring revenues (in thousands)	$26,016	$23,314	$2,702	$51,303	$46,200	$5,103
Percent of total net revenues	63%	65%		63%	65%

The increase in maintenance and other recurring revenues in the three and six month periods reflected an increase in new maintenance support contracts as a result of the increase in the number of new license deals, price increases to our installed customer base, an increase in demand for our data services and an increase in our recurring revenue sharing stream. We disclose our maintenance renewal rate one quarter in arrears in order to include all payments received against maintenance invoices. The maintenance renewal rate for the second quarter of 2005 of 87% was within the range of 80% to 90% that we have experienced since the second quarter of 2004. Recurring revenue increased significantly as a result of growth in our subscription and data management revenue streams, as well as our receiving a revenue share from transaction charges generated by a partner program that began in early 2004.

Maintenance revenue has remained relatively flat as a proportion of total maintenance and recurring revenues at approximately 68% to 69% in the three and six months ended June 30, 2005 and 2004. We expect maintenance and recurring revenues will increase slightly in the third quarter of 2005 reflecting additions to the customer base and maintenance price increases with existing customers, partially offset by attrition within our existing customer base.

Professional Services and Other Revenues

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change
Professional services and other revenues (in thousands)	$5,581	$3,991	$1,590	$10,337	$8,819	$1,518
Percent of total net revenues	14%	11%		13%	12%

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

For the three months ended June 30, 2005, professional services and other revenues grew 40% with the majority of the growth from consulting revenue. The growth for the six months ended June 30, 2005 is due to a general increase in the consulting business combined with some large consulting amounts recognized from deferred revenue which were pending customer acceptance as of December 31, 2004. We expect revenues from professional services to remain relatively flat in the third quarter of 2005.

Revenues by Segment

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change
	(in thousands)
Advent Investment Management	$35,738	$31,626	$4,112	$70,108	$62,400	$7,708
MicroEdge	4,843	3,836	1,007	9,502	8,003	1,499
Other	651	562	89	1,258	1,343	(85)

Total	$41,232	$36,024	$5,208	$80,868	$71,746	$9,122

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

The 13% and 12% increase in AIM’s revenue in the three and six months ended June 30, 2005, respectively reflected the improved economic conditions and growth in the financial markets, as well as the continued focus on selling our Advent Office and Geneva products. Our assets under administration revenues increased significantly from the same periods in 2004, as a result of the growth in assets under administration for our fund administration clients, where certain Geneva contracts provide for quarterly fees based on assets, resulting in significant recurring quarterly revenue. AIM’s revenue increase during the first half of 2005 also reflected an increase in new maintenance support contracts as a result of new license deals and price increases for maintenance contracts from our customer installed base, partially offset by attrition from within our existing customer base. We also had growth in international sales, partly attributable to our acquisitions in the UK and Switzerland in May 2004.

The technology spending patterns of organizations in MicroEdge’s primary markets (independent foundations, community foundations and corporations) are directly affected by economic fluctuations as foundation budgets are largely driven by endowment income which often contains market-exposed components. Foundation spending typically decreases in an economic downturn. Community foundations are subject to similar influences, compounded by the fact that in many cases much of their ongoing funding and endowment comes from active donors who may increase or reduce their giving depending on the economic climate and the related effect on their income and wealth. Corporations typically fund charitable activities from operating budgets, and the allocation to charitable donations and supporting company charitable operations is often closely tied to a company’s performance. Thus, corporate philanthropy and spending on related technology are correlated with company and overall economic performance.

The 26% and 19% increase in MicroEdge revenue in the three and six months ended June 30, 2005 also reflected the improved economic conditions and growth in the financial markets which resulted in increased charitable contributions. This increase in charitable contributions received by the foundations sector in the first half of 2005 enabled foundations to increase their information technology expenditures which resulted in the increase in MicroEdge revenue in the first and second quarters of 2005.

COST OF REVENUES

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change

Total cost of revenues (in thousands)	$13,070	$13,203	$(133)	$25,162	$25,592	$(430)
Percent of total net revenues	32%	37%		31%	36%

Our cost of revenues is made up of four components: cost of license and development fees; cost of maintenance and other recurring; cost of professional services and other; and amortization of developed technology.

Cost of License and Development Fees

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change

Cost of license and development fees (in thousands)	$384	$426	$(42)	$640	$1,020	$(380)
Percent of total license revenues	4%	5%		3%	6%

Cost of license and development fees consists primarily of royalties and other fees paid to third parties, the fixed direct labor involved in producing and distributing our software, labor costs associated with generating development fees and cost of product media including duplication, manuals and packaging materials. The decrease in the three and six months ended June 30, 2005 primarily reflected a reduction in headcount of 40% and decreased shipping and related product costs. The decrease was partially offset by an increase in royalties paid to a third party vendor related to products sold, which included their technology. We expect cost of license and development fees to increase slightly in the third quarter of 2005 to support the new product releases of Partner and Geneva.

Cost of Maintenance and Other Recurring

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change

Cost of maintenance and other recurring (in thousands)	$7,562	$7,320	$242	$14,637	$14,200	$437
Percent of total maintenance revenue	29%	31%		29%	31%

Cost of maintenance and other recurring revenues is primarily comprised of the direct costs of providing technical support and other services for recurring revenues and royalties paid to third party subscription-based and transaction-based vendors. The increase in the three and six months ended June 30, 2005 was due primarily to an increase in employee bonus programs. The increase was partially offset by decreases in outside services. We expect cost of maintenance and other recurring revenues to be relatively flat in the third quarter of 2005.

Cost of Professional Services and Other

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change

Cost of professional services and other (in thousands)	$4,510	$4,107	$403	$8,657	$7,680	$977
Percent of total professional services revenues	81%	103%		84%	87%

Cost of professional services and other revenue consists primarily of personnel related costs associated with the client services and support organization in providing consulting, custom report writing and conversions of data from clients’ previous systems. Also included are direct costs associated with third-party consultants and travel expenses. The increase in the three and six months ended June 30, 2005 was primarily due to an increase in headcount of 6% and employee bonus programs. The increase was partially offset by decreases in outside services. We expect cost of professional services and other revenues to remain relatively flat in the third quarter of 2005.

Amortization of Developed Technology

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change

Amortization of developed technology (in thousands)	$614	$1,350	$(736)	$1,228	$2,692	$(1,464)
Percent of total net revenues	2%	4%		1%	4%

Amortization of developed technology represents amortization of acquisition-related intangible assets.  The decrease in amortization of developed technology reflected technology related intangible assets from prior acquisitions becoming fully amortized, partially offset by amortization of technology related intangible assets associated with our acquisitions in the United

Kingdom and Switzerland. We expect amortization of developed technology to be approximately $600,000 in the third quarter of 2005.

OPERATING EXPENSES

Sales and Marketing

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change

Sales and marketing (in thousands)	$10,474	$9,276	$1,198	$20,546	$18,069	$2,477
Percent of total net revenues	25%	26%		26%	25%

Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars. The increase in expense for the three and six months ended June 30, 2005 was primarily due to increased salary expense, severance related to a reduction in headcount and increased employee bonus programs. The increase was offset by a decrease in outside services and conference expenses. We expect sales and marketing expenses to remain relatively flat in the third quarter of 2005.

Product Development

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change

Product development (in thousands)	$7,811	$8,501	$(690)	$15,767	$16,353	$(586)
Percent of total net revenues	19%	23%		19%	23%

Product development expenses consist primarily of salary and benefits for our development staff as well as contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services. The decrease in expenses for the three and six months ended June 30, 2005 was primarily due to the capitalization of software development costs incurred in the second quarter of 2005 of $461,000. The capitalized costs will be amortized over approximately three years. We expect product development expenses to be relatively flat in the third quarter of 2005 as we continue progress on new product introductions.

General and Administrative

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change

General and administrative (in thousands)	$7,868	$6,207	$1,661	$16,281	$12,188	$4,093
Percent of total net revenues	19%	17%		20%	17%

General and administrative expenses consist primarily of personnel costs for finance, administration, operations and general management, as well as legal and accounting expenses. The increase in the three and six months ended June 30, 2005 was primarily due to increases in personnel and related costs, professional fees, and outside services. The increase in personnel and related costs was primarily due to additional headcount associated with the acquisition of our remaining independent distributor business in the United Kingdom and Switzerland in May 2004 as well as severance costs. The increase in professional fees was the result of higher legal fees incurred for various inquiries and disputes and costs associated with complying with the Sarbanes-Oxley Act of 2002. The increase in outside services was primarily due to costs associated with increased utilization of outside contractors. We expect general and administrative expenses to decrease slightly in the third quarter of 2005.

Amortization of Other Intangibles

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change

Amortization of other intangibles (in thousands)	$1,020	$2,060	$(1,040)	$2,067	$4,084	$(2,017)
Percent of total net revenues	2%	6%		3%	6%

Amortization of other intangibles represents amortization of non-technology related intangible assets. The decrease is primarily due to the write-off of other intangibles related to our Techfi, Advent Wealth Services and Advent Hellas subsidiaries during the second half of 2004. The decrease was partially offset by additional amortization of other intangibles associated with our acquisitions in the United Kingdom and Switzerland in May 2004. We expect amortization of other intangibles to be approximately $1.1 million in the third quarter of 2005.

Restructuring Charges

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change
Restructuring charges (in thousands)	$1,520	$5,903	$(4,383)	$1,603	$5,860	$(4,257)
Percent of total net revenues	4%	16%		2%	8%

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

During the three months ended June 30, 2005, we recorded a restructuring charge of $1.5 million primarily consisting of facility and exit costs related to sub-leasing one floor of our office space in New York, New York. During the three months ended March 31, 2005, we recorded a net restructuring charge of $83,000 primarily to adjust original estimates for vacated facilities.

For the three months ended June 30, 2004, we recorded a net restructuring expense of $5.9 million primarily consisting of $4.9 million of facility exit costs and $0.9 million of property and equipment impairment charges related to vacating a facility in San Francisco, California, $72,000 related to vacating a portion of a facility in Cambridge, Massachusetts and a $12,000 adjustment to severance for employees terminated in the first quarter of 2004. During the three months ended March 31, 2004, we recorded a net restructuring benefit of $43,000 consisting of a $163,000 adjustment related to entering into a final sub-lease agreement on one of the vacated facilities in New York, New York and a $16,000 adjustment to non-cash severance. These adjustments were partially offset by a restructuring charge of $136,000 related to the termination of nine employees, located primarily in New York.

The following table sets forth an analysis of the components of the restructuring charges and the payments and non-cash charges made against the accrual during the six months ended June 30, 2005 (in thousands):

	Facility Exit	Severance &
	Costs	Benefits	Total
Balance of restructuring accrual at December 31, 2004	$4,157	$12	$4,169
Restructuring charges	1,472	—	1,472
Reversal of deferred rent related to facilities exited	704	—	704
Cash payments	(1,468)	—	(1,468)
Adjustment of prior restructuring costs	136	(5)	131
Balance of restructuring accrual at June 30, 2005	$5,001	$7	$5,008

Of the remaining restructuring accrual of $5.0 million at June 30, 2005, $1.6 million and $3.4 million are included in accrued liabilities and other long-term liabilities, respectively, on the accompanying condensed consolidated balance sheet. As of June 30, 2005, the remaining excess facility costs of $5.0 million are stated at estimated fair value, net of estimated sublease income of approximately $8.8 million. We expect to pay remaining obligations in connection with vacated facilities no later than over the remaining lease terms, which expire on various dates through 2012. We expect to pay the remaining severance and benefits in 2005. As the result of our restructuring activities implemented to date, we have reduced our total expenses by approximately $15 million on an annual basis.

Operating Income (Loss) by Segment

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change
	(in thousands)
Advent Investment Management	$440	$(5,256)	$5,696	$1,701	$(3,817)	$5,518
MicroEdge	577	(419)	996	950	112	838
Other	86	(41)	127	86	81	5
Unallocated corporate operating costs and expenses
Amortization of developed technology	(614)	(1,350)	736	(1,228)	(2,692)	1,464
Amortization of other intangibles	(1,020)	(2,060)	1,040	(2,067)	(4,084)	2,017
Total operating loss	$(531)	$(9,126)	$8,595	$(558)	$(10,400)	$9,842

Operating income for the AIM segment was $440,000 and $1.7 million for the three and six months ended June 30, 2005, respectively. Operating loss for the AIM segment was $5.3 million and $3.8 million for the three and six months ended June 30, 2004, respectively. The fluctuations from the comparable periods in 2004 were the result of AIM’s revenue growth of $4.1 million and $7.7 million during the three and six months ended June 30, 2005, respectively. In addition, AIM’s restructuring charges decreased by $4.4 million and $4.3 million during the three and six months ended June 30, 2005, respectively, relative to the comparable periods in 2004. These were offset by increases in certain operating expenses including personnel and related costs, severance, retention bonuses, legal fees, compliance costs for Sarbanes Oxley, and accelerated depreciation on assets we intend to abandon in our New York office space that we have sub-leased. The increase in personnel and related costs was due to additional headcount associated with the acquisition of our remaining independent distributor businesses in the United Kingdom and Switzerland in May 2004.

MicroEdge’s operating income during the three and six months ended June 30, 2005 increased by $996,000 and $838,000, respectively, from the comparable periods of 2004 primarily due to increases in revenue of $1.0 million and $1.5 million. The increase in MicroEdge’s revenue during the six months ended June 30, 2005 was partially offset by increases in operating activity resulting in higher compensation, marketing and outsourcing costs.

Interest Income and Other, Net

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change
Interest income and other, net (in thousands)	$4,712	$(142)	$4,854	$5,609	$(16)	$5,625
Percent of total net revenues	11%	-1%		7%	0%

Interest income and other, net consists of interest income, realized gains and losses on short-term investments, our pro rata share of net income or loss on our equity method investment and foreign currency gains and losses. The increases in interest income and other, net for the three and six months ended June 30, 2005 primarily reflected a gain on sale of a private equity investment of $3.6 million during the second quarter of 2005. The increases also reflected higher interest income of approximately $478,000 and $922,000 for the three and six months ended June 30, 2005, respectively, as a result of higher average interest rates. Interest income and other, net for the three and six months ended June 30, 2004 also reflected losses on retirement of fixed assets of $125,000 and $372,000, respectively, and our pro rata share of net losses on our equity method investment of $335,000 and $606,000, respectively. Effective December 28, 2004, our Chief Executive Officer resigned her seat on LatentZero’s board of directors. As a result, we no longer believe we have significant influence over LatentZero and therefore are not required to adjust the carrying amount of this investment to recognize our share of LatentZero’s earnings or losses. This investment is carried at the lower of cost or fair value at December 31, 2004 and June 30, 2005, similar to the Company’s other non-marketable investments. The remaining components of interest income and other, net fluctuate primarily due to foreign currency gains and losses and realized gains and losses from sales of short-term investments.

Provision For (Benefit From) Income Taxes

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change
Provision for (benefit from) income taxes (in thousands)	$906	$(21)	$927	$991	$(21)	$1,012
Percent of total net revenues	2%	0%		1%	0%

For the three and six months ended June 30, 2005, we recorded a provision for income taxes of $906,000 and $991,000, respectively, compared to a benefit of $21,000 in the three and six months ended June 30, 2004. We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities to be recognized as deferred tax assets and liabilities. During the fourth quarter of 2003, we established a full valuation allowance against our deferred tax assets in the United States because we determined it is more likely than not that these deferred tax assets will not be realized in the foreseeable future. The increases in the provision for income taxes for the three and six months ended June 30, 2005 reflect foreign, state and federal alternative minimum tax charges.

LIQUIDITY AND CAPITAL RESOURCES

Our aggregate cash, cash equivalents and marketable securities were $133.8 million at June 30, 2005, compared with $165.5 million at December 31, 2004. Cash equivalents are comprised of highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase.

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Six Months Ended June 30
	2005	2004
Net cash provided by operating activities	$13,482	$12,476
Net cash provided by (used in) investing activities	$32,481	$(15,028)
Net cash provided by (used in) financing activities	$(44,023)	$3,405

Cash Flows from Operating Activities

Our cash flows from operating activities represent the most significant source of funding for our operations. Our cash provided by operating activities generally follows the trend in our net revenues and operating results. Our cash provided by operating activities of $13.5 million was primarily the result of our net income and non-cash charges including depreciation and amortization, partially offset by a non-operating gain from the sale of an equity investment. Other sources of cash during the first six months of 2005 included decreases in accounts receivable, prepaid and other assets and increases in accrued liabilities and deferred revenue. The decrease in accounts receivable primarily reflected strong collections during the first half of 2005. Days’ sales outstanding decreased to 68 days from 73 days during this period. The decrease in prepaid and other assets primarily reflected prepaid expense amortization. The increase in accrued liabilities was primarily due to restructuring charges for facility exit costs during the second quarter of 2005. The increase in deferred revenue primarily reflected an increase in deferred maintenance. Uses of our operating cash included a reduction in income taxes payable as a result of the payment of a tax settlement of $1.2 million. Other major uses of cash include funding payroll (salaries, bonuses and benefits), general operating expenses (marketing, travel and office rent) and cost of revenues.

Sources of cash during the first six months of 2004 included decreases in accounts receivable and prepaid and other assets, and an increase in accrued liabilities. The decrease in accounts receivable reflected strong collections. The decrease in prepaid and other assets reflected prepaid expense amortization and collection of a receivable for a litigation settlement recorded in the fourth quarter of 2003. The increase in accrued liabilities was primarily due to additional accrued restructuring charges. Uses of cash during the six months ended June 30, 2004 included a decrease in deferred revenues, as a result of recognition of revenue from license contracts signed during 2003.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, amount of revenue deferred, collection of accounts receivable, and timing of payments.

Cash Flows from Investing Activities

Net cash provided by investing activities of $32.5 million for the six months ended June 30, 2005, consisted primarily of net sales and maturities of marketable securities of $32.6 million and proceeds from the sale of a private equity investment of $3.8 million offset by capital expenditures of $2.4 million and cash used in acquisitions of $1.0 million related to the final earn-out payment made to the shareholders of Advent Outsource Data Management and the final payment made to Advent Europe relating to the acquisition of Advent United Kingdom and Switzerland in May 2004.

Net cash used in investing activities of $15.0 million for the six months ended June 30, 2004 consisted of net purchases of marketable securities of $8.0 million, capital expenditures of $1.3 million and cash used in acquisitions, including payments of assumed liabilities, of $5.8 million.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2005 of $44.0 million reflected the repurchase of 2.7 million shares of our common stock for $48.8 million, partially offset by proceeds received from the issuance of common stock of $4.7 million. Net cash provided by financing activities for the six months ended June 30, 2004 of $3.4 million reflected proceeds from the issuance of common stock of $4.3 million partially offset by proceeds used in the repurchase of 48,000 shares of our common stock for $0.9 million.

Our liquidity and capital resources in any period could be affected by the exercise of outstanding stock options and issuance of common stock under our employee stock purchase plan. The resulting increase in the number of outstanding shares could also affect our per share results of operations. However, we cannot predict the timing or amount of proceeds from the exercise of these securities, or whether they will be exercised at all. Furthermore, we may continue our stock repurchase activity under the share repurchase program approved by the Board of Directors and publicly announced in May 2004. As of June 30, 2005, approximately 1.4 million shares were available to be repurchased under our current share repurchase plan.

At June 30, 2005, we had $93.0 million in working capital. We currently have no significant capital commitments other than commitments under our operating leases, which declined from $31.5 million at December 31, 2004 to $25.6 million at June 30, 2005.

The following table summarizes our contractual cash obligations as of June 30, 2005 (in thousands):

	Six Months Ended December 31	Year Ended December 31
	2005	2006	2007	2008	2009	Thereafter	Total
Operating lease obligations, net of sub-lease income	$4,085	$6,920	$5,171	$4,868	$1,941	$2,583	$25,568

At June 30, 2005 and December 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements as of June 30, 2005 consist of obligations under operating leases. See Note 13, “Commitments and Contingencies” to the condensed consolidated financial statements and the “Liquidity and Capital Resources” section above for further discussion and a tabular presentation of our contractual obligations.

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

Our Operating Results May Fluctuate Significantly.

Although we are transitioning to a term license model, perpetual licenses still constitute over two-thirds of our quarterly software license revenues. Individual perpetual software licenses vary significantly in value, and the value and timing of these transactions can therefore cause our quarterly license revenues to fluctuate, and we have often recognized a substantial portion of each quarter’s license revenues in the last month, weeks or even days of the quarter. As a result, the magnitude of quarterly fluctuations in license revenue may not be evident until late in or after the close of a particular quarter and a disruption late in the quarter may have a disproportionately large negative impact on revenue. In addition, some of our large professional services contracts contain performance milestones or acceptance clauses, which affect the timing of revenue recognized under such contracts. As a result of these and other factors, historically our quarterly net revenues have fluctuated significantly. Our expense levels are based in significant part on our expectations of future revenues and therefore are relatively fixed in the short term. Due to the fixed nature of these expenses, combined with the relatively high gross margin historically achieved on our products, an unanticipated decline in net revenues in any particular quarter may adversely affect our operating results. These factors have impacted and may continue to impact our results.

We are in a transition from selling predominantly perpetual licenses to selling a mix of perpetual and multi-year term licenses, and we expect term license revenue to increase as a proportion of total license revenue in the future. We recognize revenue for term licenses ratably over the period of the contract term, which is typically three to five years. Including our entry level product, Advent Office Essentials, we recognized approximately 23% of license revenue from term licenses in the second quarter of 2005. If we are successful in our strategy to increase the proportion of our business signed on term license contracts, it will result in a greater portion of license revenue being deferred and could therefore impact the level and timing of our profitability. However, over the long-term the increases in deferred license revenue and backlog, which we define as the value of multi-year term license contracts not included in deferred revenue, will lower the quarterly variability of license revenues.

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

We Face Intense Competition.

The market for investment management software is intensely competitive and highly fragmented, is subject to rapid change and is sensitive to new product introductions and marketing efforts by industry participants. Our largest single source of competition is from proprietary systems used by existing and potential clients, many of whom develop their own software for their particular needs and therefore may be reluctant to license software products offered by independent vendors like Advent. Other competitors include providers of software and related services as well as providers of outsourced services, and include some of the following vendors: Beauchamp, Charles River Development, CheckFree Corporation, the Eagle subsidiary of Mellon Financial Corporation, Eze Castle Software, FT Integretorsia, IBSI, IDS, Indata, Linedata, Macgregor Financial Technologies, Schwab Performance Technologies, Simcorp A/S, SS&C Technologies, Inc., SunGard, the Portia Division of Thomson Financial and others.

Our competitors vary in size, scope of services offered and platforms supported. Many of our competitors have longer operating histories and greater financial, technical, sales and marketing resources than we do. During 2005, two competitors have announced plans to be bought out by private equity firms, with the possibility of forming even larger companies through additional acquisitions of companies and technologies using funds provided as part of the buyout transactions. In addition, we also face competition from potential new entrants into our market that may develop innovative technologies or business models. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure will not result in price reductions, reduced operating margins or loss of market share, any one of which could seriously harm our business.

We Must Continue to Introduce New Products and Product Enhancements.

The market for our products is characterized by rapid technological change, changes in customer demands and evolving industry standards. New products based on new technologies or new industry standards can render existing products obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop new products or product enhancements that address the future needs of our target markets and to respond to these changing standards and practices, such as our next generation portfolio accounting product. We may not be successful in developing, introducing and marketing our next generation portfolio accounting product or other new products or product enhancements on a timely and cost effective basis, or at all, and our new products and product enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. Delays in the commencement of commercial shipments of new products or enhancements may result in client dissatisfaction and delay or loss of product revenues. In addition, clients may delay purchases in anticipation of new products or product enhancements. If we are unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or client requirements, or if new products or new versions of existing products do not achieve market acceptance, our business would be seriously harmed. In addition, our ability to develop new products and product enhancements is dependent upon the products of other software vendors, including certain system software vendors, such as Microsoft Corporation, Sun Microsystems, database vendors and development tool vendors. If the products of such vendors have design defects or flaws, are unexpectedly delayed in their introduction, or are unavailable on acceptable terms, our business could be seriously harmed. Our software products are complex and may contain undetected defects or errors when first introduced or as new versions are released. Although we have not experienced adverse effects resulting from any software errors, we cannot be sure that, despite testing by us and our clients, defects or errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could seriously harm our business.

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

Potential Changes in Securities Laws and Regulation Governing the Investment Industry’s Use of Soft Dollars May Reduce Our Revenues.

Approximately 600 of our clients utilize soft dollars to pay for software products and services, both through our broker/dealer subsidiary, Second Street Securities, and through other independent broker/dealers. In 2004, the total value of Advent products and services paid with soft dollars was approximately 9% of our total revenues. In May of 2004, the SEC and the National Association of Securities Dealers (the “NASD”) set up a task force to consider soft dollar arrangements in the industry, and to provide the SEC with guidance on improving the transparency of fund transaction costs and distribution arrangements.

Phase I of the task force focused on soft dollars and concluded with “The Report of the Mutual Fund Task Force on Soft Dollars and Portfolio Transaction Costs”, delivered to the SEC in November 2004 and recommending the SEC to:

•                    Narrow the definition of “research” to items that principally benefit the fund’s clients rather than the manager;

•                    Enhance disclosure of expenses, soft dollar policies, and broker allocations to fund boards as well as clients and prospects; and

•                    Consider soft-dollar issues raised by other managed advisory accounts.

Phase II of the task force focused on distribution arrangements, including 12b-1 fees and revenue sharing, and its recommendations are detailed in “Report of the Mutual Fund Task Force — Mutual Fund Distribution”.

Additionally, in March 2005, the UK Financial Servcies Agency (the “FSA”) published a consultation paper to address lack of transparency and management of conflicts of interest regarding soft commissions and bundled brokerage arrangements. The FSA focused on limiting commissions to the purchase of execution and narrowing the definition of research services along with enhancing disclosures regarding costs of execution and research.

The SEC has yet to issue rules, or even a proposed rule, on soft or bundled commissions as it appears to be taking into consideration a wide range of issues relating to mutual fund regulation.  If additional rules are issued that narrow the definition of research, which results in our clients being unable to use soft dollar arrangements to pay for Advent product and services, our revenues could decrease.

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

Recently Enacted and Proposed Changes in Securities Laws and Regulations Will Increase Our Costs.

The Sarbanes-Oxley Act (“the Act”) of 2002, which became law in July 2002, required changes in some of our corporate governance and securities disclosure and/or compliance practices. As part of the Act’s requirements, the SEC has enacted new rules on a variety of subjects, and the NASDAQ Stock Market has enacted new corporate governance listing requirements. These developments have increased our accounting and legal compliance costs and could also expose us to additional liability if we fail to comply with these new rules and reporting requirements. In fiscal 2004, we incurred approximately $2.1 million in Sarbanes-Oxley related expenses. In addition, such developments may make retention and recruitment of qualified persons to serve on our board of directors or executive management more difficult. We continue to evaluate and monitor regulatory and legislative developments and cannot reliably estimate the timing or magnitude of all costs we may incur as a result of the Act or other related legislation or regulation.

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

Security Risks May Harm Our Business.

The secure transmission of confidential information over public networks is essential to commerce and communications, particularly in the market in which Advent operates. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. In addition, computer viruses or software programs that disable or impair computers could be introduced into our systems or those of our customers or other third parties, which could disrupt or make our systems inaccessible to customers. Our security measures may be inadequate to prevent security breaches, which could harm our business, exposing us to a risk of loss, litigation and other possible liabilities, as well as possibly requiring us to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by such breaches.

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

Management has determined that these control deficiencies constituted material weaknesses as of December 31, 2004. Consequently, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2004 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. The Company has begun executing on a remediation plan, as discussed in “Management’s Report on Internal Control over Financial Reporting” included in Item 8 of our Annual Report on Form 10 K for the year ended December 31, 2004 (“2004 10 K”), and expects to have implemented the new control procedures and to have hired additional tax accounting resources by the end of the third quarter of 2005.

The Company also did not maintain effective controls over its disclosure for stock-based employee compensation expense under SFAS 123, as amended by SFAS 148, including the calculation of the effect of a stock option exchange program that took place on December 4, 2002, and the overall determination of the tax treatment of the pro forma option expense. This control deficiency will result in a restatement of the disclosure for stock-based employee compensation expense for fiscal 2002, 2003 and 2004 included in Note 1 to the previously issued financial statements contained in our 2004 10 K together with the associated disclosure for the first three quarters of fiscal 2003 and 2004. Management has determined that this control deficiency also constituted a material weakness as of December 31, 2004, March 31, 2005 and June 30, 2005. The Company has added an additional item to its remediation plan to improve controls over its disclosure of stock-based employee compensation expense based on this deficiency and expects to have implemented these control procedures by the end of fiscal 2005.

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

Our interest rate risk relates primarily to our investment portfolio, which consisted of $18.0 million in cash equivalents and $110.8 million in marketable securities as of June 30, 2005. An immediate sharp increase in interest rates could have a material adverse affect on the fair value of our investment portfolio. Conversely, immediate sharp declines in interest rates could seriously harm interest earnings of our investment portfolio. We do not currently use derivative financial instruments in our investment portfolio, nor hedge for these interest rate exposures.

By policy, we limit our exposure to longer-term investments, and a majority of our investment portfolio at June 30, 2005 and December 31, 2004 had maturities of less than one year. As a result of the relatively short duration of our portfolio, an immediate hypothetical parallel shift to the yield curve of plus 25 basis points (BPS), 50 BPS and 100 BPS would result in a reduction of 0.15% ($197,000), 0.31% ($394,000) and 0.61% ($789,000), respectively, in the market value of our investment portfolio as of June 30, 2005.

We have also invested in several privately-held companies, most of which can still be considered in the start-up or development stages. These non-marketable investments are classified as other assets on our balance sheet. Our investments in privately-held companies could be affected by an adverse movement in the financial markets for publicly-traded equity securities, although the impact cannot be directly quantified. These investments are inherently risky as the market for the technologies or products these privately-held companies have under development are typically in the early stages and may never materialize. The value of these investments is also influenced by factors including the operating effectiveness of these companies, the overall health of the companies’ industries and the strength of the private equity markets. We could lose our entire investment in these companies. At June 30, 2005 our net investments in privately-held companies totaled $8.5 million.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(f) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that because the material weakness in internal control over financial reporting relating to the accounting for income taxes which was previously identified in “Management’s Report on Internal Control over Financial Reporting” included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 10-K”) has not yet been remediated, and because of the additional material weakness described below, our disclosure controls and procedures were ineffective as of June 30, 2005 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to Advent’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

On May 6, 2005 management identified an additional material weakness in the Company’s internal control over financial reporting, which has been reported to the Audit Committee and the Company’s independent registered public accounting firm. The Company did not maintain effective controls over its disclosure for stock-based employee compensation expense, including the calculation of the effect of a stock option exchange program that occurred on December 4, 2002, and the overall determination of the tax treatment of the pro forma option expense. This control deficiency will result in a restatement of the disclosure for the pro forma stock-based employee compensation expense for fiscal 2002, 2003 and 2004 included in Note 1 to the previously issued financial statements contained in the Company’s 2004 10-K together with the associated disclosure for the first three quarters of fiscal 2003 and 2004.

The Company’s management has identified the steps necessary to address the material weakness related to the disclosure of stock-based employee compensation expense. Our remediation plan is:

•      To improve the skills, knowledge and experience available to the Company for the preparation and review of our stock-based employee compensation expense disclosures by utilizing outside consultants; and

•      To increase the level of review of the preparation of the quarterly and annual stock-based employee compensation expense disclosures.

The Company has begun executing on this remediation plan by retaining outside consultants in June 2005 and expects to have implemented the new control procedures by the end of fiscal 2005.

Changes in internal control over financial reporting.

Management has implemented the following changes in our internal control over financial reporting during the second quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, Advent’s internal control over financial reporting. As part of the Company’s remediation plan to address the material weaknesses related to the valuation of its property and equipment accounts, including the related restructuring provision, management of the Company has documented the standards established by our principal financial and accounting officer and other senior accounting personnel for the review, analysis, verification and final determination of the proper accounting treatment for all charges associated with the termination or abandonment of building leases, including establishing a checklist of items to be reviewed in connection with such transactions. The Company used this process, including the checklist, for reviewing, analyzing and determining the accounting treatment for the restructuring charge recorded in the second quarter of 2005, and, as a result, management considers this material weakness remediated as of June 30, 2005.  However, because the requirement for PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform both an evaluation of management’s assessment and their own audit of the Company’s internal control over financial reporting is an annual one, there is a risk that PricewaterhouseCoopers will not concur with management’s assessment that the material weakness has been remediated when they perform their audit work for the year ending December 31, 2005.

In addition, management continues to work on its remediation plan to address the material weakness relating to the accounting for income taxes identified in our 2004 10-K and the material weakness identified on May 6, 2005 described above.

During the second quarter of 2005, we established a detailed review process for our quarterly income tax provision calculation by the principal financial and accounting officer and other senior accounting personnel. We utilized outside tax consultants in preparing and reviewing, through the new review process, the second quarter income tax provision. Additional tax personnel have been hired and commenced work at the Company in July 2005.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

On March 8, 2005, certain of the former shareholders of Kinexus and the shareholders’ representative filed suit against Advent in the Delaware Chancery Court. The complaint alleges that Advent breached the Agreement and Plan of Merger dated as of December 31, 2001 pursuant to which Advent acquired all of the outstanding shares of Kinexus due principally to the fact that no amount was paid by Advent on an earn-out of up to $115 million. The earn-out, which was payable in cash or stock at the election of Advent, was based upon Kinexus meeting certain revenue targets in both 2002 and 2003. The complaint seeks unspecified compensatory damages, an accounting and restitution for unjust enrichment. Advent advised the shareholders’ representative in January 2003 that the earn-out terms had not been met in 2002 and accordingly no earn-out was payable for 2002 and would not be payable for 2003. Advent disputes the plaintiffs’ claims and believes that it has meritorious defenses and intends to vigorously defend this action. Management believes that any potential loss associated with this litigation is neither probable nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

On May 26, 2005, certain of the former members of Advent Outsource Data Management LLC (“plaintiffs”) filed suit against Advent in San Francisco Superior Court. The complaint asserts claims for breach of contract, breach of the covenant of good faith and fair dealing, fraud, conversion, declaratory relief and accounting relating to alleged breaches of the Agreement and Plan of Merger dated October 31, 2002 (“Agreement”). Pursuant to the Agreement, in addition to cash compensation, Advent agreed to pay plaintiffs an “earn-out” payment based on net revenues from the sales of “Relevant Products” as defined by the Agreement with a maximum earn-out payment of $5 million. Advent has made earn-out payments to plaintiffs totaling approximately $3.9 million. However, plaintiffs claim that the earn-out payment should have been the maximum amount of $5 million. Based on these allegations, plaintiffs seek compensatory damages of approximately $1.1 million and other special damages including attorneys’ fees. Advent disputes the plaintiffs’ claims and believes that it has meritorious defenses and intends to vigorously defend this action. Management believes that any potential loss associated with this litigation is neither probable nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business activities including commercial, employment and other matters. Based on currently available information, management does not believe that the ultimate outcome of these unresolved matters, individually and in the aggregate, is likely to have a material adverse effect on the Company’s financial position or results of operations. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In May 2004, the Board of Directors approved a plan to repurchase up to an additional 1.2 million shares of Advent’s common stock in the open market. In September 2004, February 2005 and May 2005, the Board authorized extensions of this stock repurchase program to cover the repurchase of an additional 0.8 million, 1.8 million and 1.0 million shares of outstanding common stock, respectively.

The following table provides a month-to-month summary of the repurchase activity under the current stock repurchase program during the three months ended June 30, 2005:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under Our Share Repurchase Programs
	(shares in thousands)
April 2005	—	$—	932
May 2005	472	19.21	1,460
June 2005	83	19.99	1,377
Total	555	$19.32	1,377

(1)  All shares were repurchased as part of publicly announced plans.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders (the “Annual Meeting”) of Advent Software, Inc. was held at the principal office of the Company at 301 Brannan Street, San Francisco, California 94107 on May 18, 2005. Stockholders of record at the close of business on March 23, 2005 (the “Record Date”) were entitled to notice of and to vote at the meeting. As of the Record Date, 30,669,985 shares of the Company’s common stock were issued and outstanding, and a quorum of 29,189,584 shares of common stock was represented in person or by proxy at the Annual Meeting.

At the Annual Meeting, four items were voted upon:

1.              To elect six directors to serve for the ensuing year and until their successors are duly elected and qualified.

	Number of Shares
	Voted For	Withheld
John H. Scully	27,883,614	1,305,970
Stephanie G. DiMarco	28,609,052	580,532
Terry H. Carlitz	27,651,245	1,538,339
James P. Roemer	27,884,369	1,350,215
Wendell G. Van Auken	28,608,012	581,572
William F. Zuendt	28,376,688	812,896

2.              To approve the 2005 Employee Stock Purchase Plan and reserve 2,000,000 shares of Company common stock for issuance thereunder.

	Number of Shares
	For	Against	Abstained	Broker Non-Votes
2005 Employee Stock Purchase Plan	15,624,841	10,776,512	8,972	2,779,259

3.              To approve the Amended and Restated 2002 Stock Plan and reserve 1,500,000 shares of Company common stock for issuance thereunder.

	Number of Shares
	For	Against	Abstained	Broker Non-Votes
Amended and Restated 2002 Stock Plan	21,562,647	4,738,397	109,281	2,779,259

4.              To ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the year ending December 31, 2005.

	Number of Shares
	For	Against	Abstained	Broker Non-Votes
Ratification of appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm	28,728,178	447,885	13,521	—

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

ADVENT SOFTWARE, INC.

Dated: August 9, 2005	By:	/s/ Graham V. Smith
Graham V. Smith Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)