Form 10-Q
period 2005-09-30
ADVENT SOFTWARE INC /DE/
filed 2005-11-09
CIK 1002225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2005

or

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2005 was 30,933,561.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30	December 31
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$55,536	$21,177
Marketable securities	90,979	144,352
Accounts receivable, net	28,099	32,778
Prepaid expenses and other	11,926	10,415
Total current assets	186,540	208,722
Property and equipment, net	15,655	18,432
Goodwill	94,944	99,393
Other intangibles, net	10,298	14,668
Other assets, net	12,373	13,362

Total assets	$319,810	$354,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,790	$2,825
Accrued liabilities	18,426	17,570
Deferred revenues	56,729	56,405
Income taxes payable	2,897	4,036
Total current liabilities	80,842	80,836
Deferred income taxes	2,005	2,250
Other long-term liabilities	5,392	5,816

Total liabilities	88,239	88,902

Commitments and contingencies (See Note 13)

Stockholders’ equity:
Common stock	307	327
Additional paid-in capital	324,043	339,995
Accumulated deficit	(99,739)	(86,921)
Accumulated other comprehensive income	6,960	12,274
Total stockholders’ equity	231,571	265,675

Total liabilities and stockholders’ equity	$319,810	$354,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net revenues:
License and development fees	$9,200	$8,798	$28,428	$25,525
Maintenance and other recurring	27,796	24,167	79,099	70,367
Professional services and other	6,039	4,323	16,376	13,142

Total net revenues	43,035	37,288	123,903	109,034

Cost of revenues:
License and development fees	328	598	968	1,618
Maintenance and other recurring	7,314	6,754	21,951	20,954
Professional services and other	4,328	3,706	12,985	11,386
Amortization and impairment of developed technology	641	2,379	1,869	5,071

Total cost of revenues	12,611	13,437	37,773	39,029

Gross margin	30,424	23,851	86,130	70,005

Operating expenses:
Sales and marketing	9,459	9,705	30,005	27,774
Product development	6,800	7,967	22,567	24,320
General and administrative	8,007	6,329	24,288	18,517
Amortization and impairment of other intangibles	997	4,414	3,064	8,498
Restructuring charges (benefit)	116	(1)	1,719	5,859

Total operating expenses	25,379	28,414	81,643	84,968

Income (loss) from operations	5,045	(4,563)	4,487	(14,963)
Interest income and other, net	977	641	6,586	625

Income (loss) before income taxes	6,022	(3,922)	11,073	(14,338)
Provision for (benefit from) income taxes	(207)	1,211	784	1,190

Net income (loss)	$6,229	$(5,133)	$10,289	$(15,528)

Net income (loss) per share:
Basic	$0.20	$(0.16)	$0.33	$(0.47)
Diluted	$0.19	$(0.16)	$0.32	$(0.47)

Weighted average shares used to compute net income (loss) per share:
Basic	30,602	32,894	31,047	33,046
Diluted	32,301	32,894	32,091	33,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30
	2005	2004
Cash flows from operating activities:
Net income (loss)	$10,289	$(15,528)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash stock based compensation	—	21
Depreciation and amortization	12,004	16,681
Non-cash restructuring charges	—	863
Impairment of intangible assets	—	3,370
Loss on dispositions of fixed assets	143	388
Reduction of doubtful accounts	(191)	(89)
(Gain) loss on investments	(3,384)	298
Deferred income taxes	(246)	(26)
Other	(929)	(335)
Changes in operating assets and liabilities:
Accounts receivable	4,870	5,680
Prepaid and other assets	157	6,005
Accounts payable	(35)	(52)
Accrued liabilities	2,562	1,219
Deferred revenues	350	(847)
Income taxes payable	(1,139)	541

Net cash provided by operating activities	24,451	18,189

Cash flows from investing activities:
Net cash used in acquisitions	(1,028)	(8,513)
Purchases of property and equipment	(4,460)	(2,723)
Capitalized software development costs	(1,280)	—
Purchases of marketable securities	(105,187)	(136,744)
Sales and maturities of marketable securities	157,248	132,286
Proceeds from sale of other investments	3,791	—
Other	3	—

Net cash provided by (used in) investing activities	49,087	(15,694)

Cash flows from financing activities:
Proceeds from issuance of common stock	13,505	4,372
Repurchase of common stock	(52,585)	(11,899)

Net cash used in financing activities	(39,080)	(7,527)

Effect of exchange rate changes on cash and cash equivalents	(99)	(29)

Net change in cash and cash equivalents	34,359	(5,061)
Cash and cash equivalents at beginning of period	21,177	34,761

Cash and cash equivalents at end of period	$55,536	$29,700

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

Note 2—Restatement of Disclosure for Stock-Based Employee Compensation Expense

In connection with its preparation of the condensed consolidated financial statements for the quarter ended March 31, 2005, management of the Company determined that the financial statements for the years ending December 31, 2002, 2003 and 2004 and for the first three quarters of fiscal 2003 and 2004 cannot be relied on for the following reason. The Company’s disclosure for stock-based employee compensation expense under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), included in Note 1 to its previously issued financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 10-K”) and in the Quarterly Reports on Form 10-Q for each of the quarterly periods referred to above, contained errors in its disclosure of the pro forma effects on operating results as if Advent had elected to use the fair value approach to account for all stock-based compensation plans. Specifically, the errors related to the calculation of the effect of a stock option exchange program that took place on December 4, 2002, and the overall determination of the tax treatment of the pro forma option expense and forfeitures. As a result of these errors, Advent will restate the disclosure for stock-based employee compensation expense for fiscal 2002, 2003 and 2004 included in Note 1 to the previously issued financial statements contained in its 2004 10-K together with the associated disclosure for the first three quarters of fiscal 2003 and 2004. In addition, the Company has incorporated these corrections to its disclosure for stock-based employee compensation expense included in Note 4, “Stock-Based Compensation” to these condensed consolidated financial statements. These errors had no impact on the Company’s balance sheets, statements of operations, cash flows, comprehensive income or stockholders’ equity for any period.

The following is a summary of the effect of these corrections on the Company’s pro forma calculation of its net loss and net loss per share for the three and nine months ended September 30, 2004 had compensation been determined correctly based on the fair value at the grant date for awards (in thousands, except per share data):

	As Previously		As
	Reported	Adjustments	Restated
Three months ended September 30, 2004
Net loss - as reported	$(5,133)	$—	$(5,133)
Stock-based employee compensation expense included in reported net loss, net of tax	3	—	3
Total stock-based employee compensation expense determined under fair value based method for all options, net of tax	(2,247)	(1,844)	(4,091)

Net loss - pro forma	$(7,377)	$(1,844)	$(9,221)

Net loss per share:
Basic and diluted - as reported	$(0.16)	$—	$(0.16)
Basic and diluted - pro forma	$(0.22)	$(0.06)	$(0.28)

Nine months ended September 30, 2004
Net loss - as reported	$(15,528)	$—	$(15,528)
Stock-based employee compensation expense included in reported net loss, net of tax	21	—	21
Total stock-based employee compensation expense determined under fair value based method for all options, net of tax	(7,307)	(5,275)	(12,582)

Net loss - pro forma	$(22,814)	$(5,275)	$(28,089)

Net loss per share:
Basic and diluted - as reported	$(0.47)	$—	$(0.47)
Basic and diluted - pro forma	$(0.69)	$(0.16)	$(0.85)

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

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143” (“FIN 47”), to clarify the requirement to record liabilities stemming from a legal obligation to clean up and retire fixed assets, such as a plant or factory, when an asset retirement depends on a future event. The Company plans to adopt FIN 47 in the fourth quarter of fiscal 2005, and has not yet determined whether the application of FIN 47 will have a material impact on its condensed consolidated results of operations, cash flows or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change; the indirect effects should be recognized in the period of the change. This statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods that begin after December 15, 2005, although early adoption is permitted. The Company does not anticipate that the implementation of this standard will have a material impact on its condensed consolidated results of operations, cash flows or financial position.

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

If compensation had been determined based on the fair value at the grant date for awards during the three and nine months ended September 30, 2005 and 2004, consistent with the provisions of SFAS 123, Advent’s net loss and net loss per share would have been as follows (in thousands, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
		(Restated,		(Restated,
		See Note 2)		See Note 2)
	2005	2004	2005	2004

Net income (loss) - as reported	$6,229	$(5,133)	$10,289	$(15,528)
Stock-based employee compensation expense included in reported net loss, net of tax (1)	—	3	—	21
Total stock based employee compensation expense determined under fair value based method for all options, net of tax (1)	(3,739)	(4,091)	(12,041)	(12,582)

Net loss - pro forma	$2,490	$(9,221)	$(1,752)	$(28,089)

Net income (loss) per share - as reported:
Basic	$0.20	$(0.16)	$0.33	$(0.47)
Diluted	$0.19	$(0.16)	$0.32	$(0.47)

Net income (loss) per share - pro forma:
Basic	$0.08	$(0.28)	$(0.06)	$(0.85)
Diluted	$0.08	$(0.28)	$(0.06)	$(0.85)

(1)          Assumes an effective tax rate of 0% for the three and nine months ended September 30, 2005 and 2004 due to the full valuation allowance established against the Company’s deferred tax assets during the fourth quarter of 2003.

The weighted-average grant-date fair value of options granted were $12.76 for the three months ended September 30, 2005 and $10.16 and $10.79 per option for the nine months ended September 30, 2005 and 2004, respectively. The Company did not grant options during the three months ended September 30, 2004. The weighted-average fair values of the Employee Stock Purchase Plan (“ESPP”) rights, measured on the grant date using Black-Scholes option pricing model, were $4.62 per share for the three and nine months ended September 30, 2005 and $4.47 per share for the three and nine months ended September 30, 2004.

The fair value of each option grant and ESPP rights were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30		Nine Months Ended September 30
Stock Options	2005	2004	2005	2004
Risk-free interest rate	4.0%	*	3.9%	2.9%
Volatility	58.1%	*	61.2%	67.0%
Expected life	5 years	*	5 years	5 years
Expected dividends	None	*	None	None

Employee Stock Purchase Plan **
Risk-free interest rate	*	*	2.8%	1.4%
Volatility	*	*	27.8%	35.8%
Expected life	*	*	6 months	6 months
Expected dividends	*	*	None	None

* There were no stock option grants or employee stock purchase plan rights during these respective periods.

** The ESPP plan offering periods begin every six months in the second and fourth quarter of each year.

Note 5—Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period, excluding the effect of any anti-dilutive securities. Potential dilutive common shares consist of the shares issuable upon the exercise of stock options or warrants and from withholdings associated with the Company’s employee stock purchase plan.

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2005 and 2004 (in thousands, except per-share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Numerator:
Net income (loss)	$6,229	$(5,133)	$10,289	$(15,528)

Denominator:
Denominator for basic net income (loss) per share- weighted average shares outstanding	30,602	32,894	31,047	33,046

Dilutive common equivalent shares:
Employee stock options and other	1,699	—	1,044	—

Denominator for diluted net income (loss) per share- weighted average shares outstanding, assuming exercise of potential dilutive common shares	32,301	32,894	32,091	33,046

Basic net income (loss) per share	$0.20	$(0.16)	$0.33	$(0.47)
Diluted net income (loss) per share	$0.19	$(0.16)	$0.32	$(0.47)

Weighted average stock options and warrants of approximately 0.5 million and 1.3 million for the three and nine months ended September 30, 2005, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. Similarly, weighted average stock options and warrants of approximately 5.7 million and 5.8 million for the three and nine months ended September 30, 2004, were excluded from the calculation of diluted net loss per share.

Note 6—Goodwill

The changes in the carrying value of goodwill during the nine months ended September 30, 2005 were as follows (in thousands):

Goodwill

Balance at December 31, 2004	$99,393
Translation adjustments	(4,449)

Balance at September 30, 2005	$94,944

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” Advent reviews goodwill for impairment annually during the fourth quarter of the fiscal year and more frequently if an event or circumstance indicates that an impairment loss has occurred. During the fourth quarter of 2004, Advent completed the annual impairment test which indicated that there was no impairment. There were no events or changes in circumstances during the nine months ended September 30, 2005 which triggered an impairment review. Foreign currency translation adjustments totaling $4.4 million reflect the strengthening of the U.S. dollar versus European currencies during the nine months ended September 30, 2005.

Note 7—Other Intangibles

The following is a summary of other intangibles as of September 30, 2005 (in thousands):

	Average
	Amortization	Other		Other
	Period	Intangibles,	Accumulated	Intangibles,
	(Years)	Gross	Amortization	Net

Purchased technologies	4.9	$12,735	$(11,578)	$1,157
Product development costs	3.0	1,280	(29)	1,251
Customer relationships	5.6	20,857	(13,090)	7,767
Other intangibles	2.5	307	(184)	123

Balance at September 30, 2005		$35,179	$(24,881)	$10,298

The following is a summary of other intangibles as of December 31, 2004 (in thousands):

	Average
	Amortization	Other		Other
	Period	Intangibles,	Accumulated	Intangibles,
	(Years)	Gross	Amortization	Net

Purchased technologies	4.9	$12,776	$(9,779)	$2,997
Customer relationships	5.5	22,589	(11,099)	11,490
Other intangibles	2.5	307	(126)	181

Balance at December 31, 2004		$35,672	$(21,004)	$14,668

The changes in the carrying value of other intangibles during the nine months ended September 30, 2005 were as follows (in thousands):

	Other		Other
	Intangibles,	Accumulated	Intangibles,
	Gross	Amortization	Net

Balance at December 31, 2004	$35,672	$(21,004)	$14,668
Additions	1,280	—	1,280
Amortization	—	(4,933)	(4,933)
Translation adjustments	(1,773)	1,056	(717)

Balance at September 30, 2005	$35,179	$(24,881)	$10,298

Amortization and impairment of other intangibles was as follows for the periods presented (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Amortization and impairment of:
Technology intangibles	$641	$2,379	$1,869	$5,071
Non-technology intangibles	997	4,414	3,064	8,498

Total	$1,638	$6,793	$4,933	$13,569

In the third quarter of 2004, Advent recorded a non-cash impairment charge of $3.4 million to write off the carrying value of intangible assets related to the Techfi product line. Of this amount, $1.0 million was included in amortization and impairment of developed technology within cost of revenues as it related to existing and core technology and the remaining $2.4 million was included in operating expenses. In September 2004, the Company decided to discontinue certain products within the Techfi product line, which was acquired in July 2002, as demand for the Techfi product line has been significantly lower than expected. As a result, the Company reviewed the recoverability of its Techfi-related intangible assets. Recoverability was measured by a comparison of the assets’ carrying amount to their expected future undiscounted net cash flows. The Company determined that these intangible assets had no remaining value and wrote off the remaining carrying value in the third quarter of 2004.

Based on the carrying amount of other intangibles as of September 30, 2005, the estimated future amortization is as follows (in thousands):

	Three
	Months Ended
	December 31	Year Ended December 31
	2005	2006	2007	2008	2009	Total
Estimated future amortization of:
Technology intangibles	$705	$907	$506	$290	$—	$2,408
Non-technology intangibles	988	3,775	1,770	917	440	7,890

Total	$1,693	$4,682	$2,276	$1,207	$440	$10,298

Note 8—Balance Sheet Detail

The following is a summary of other assets, net (in thousands):

	September 30	December 31
	2005	2004

Long-term investments, gross	$13,800	$16,300
Accumulated write-downs due to other-than-temporary decline in value	(5,341)	(7,658)
Long-term investments, net	8,459	8,642
Long-term prepaid assets	2,604	3,303
Deposits	1,310	1,417

Total other assets, net	$12,373	$13,362

Long-term investments include equity investments in several privately held companies, most of which can still be considered in the start-up or development stages.

In 2002, Advent acquired approximately 15% of the outstanding voting stock of LatentZero Limited (“LatentZero”), a privately-held company located in the United Kingdom, for $7.0 million. Through December 28, 2004, LatentZero was accounted for under the equity method of accounting as Advent’s Chief Executive Officer was a member of LatentZero’s board of directors and Advent accordingly considered itself to have significant influence over this company. During the three and nine months ended September 30, 2004, Advent recorded income of $322,000 and a loss of $284,000, respectively, resulting from Advent’s pro rata share of net income and losses on this equity method investment which was included in interest income and other, net on Advent’s condensed consolidated statement of operations. Effective December 28, 2004, Advent’s Chief Executive Officer resigned her seat on the investee’s board of directors and as a result, Advent no longer believes it has significant influence over LatentZero. Therefore, this investment is carried at the lower of cost or fair value at December 31, 2004 and September 30, 2005, similar to the Company’s other non-marketable investments.

During the second quarter of 2005, Advent sold its private equity investment in PlusFunds Group Inc. with a carrying value of $183,000 for total proceeds of $3.8 million. The Company recorded the associated gain on sale of this investment of $3.6 million in interest income and other, net on Advent’s condensed consolidated statement of operations for the nine months ended September 30, 2005.

The following is a summary of accrued liabilities (in thousands):

	September 30	December 31
	2005	2004

Salaries and benefits payable	$7,548	$8,208
Accrued restructuring	1,392	1,127
Other	9,486	8,235

Total accrued liabilities	$18,426	$17,570

Accrued restructuring charges are discussed further in Note 10, “Restructuring Charges”. Other accrued liabilities include accruals for royalties, sales and business taxes, acquisition related costs, and other miscellaneous items.

The following is a summary of other long-term liabilities (in thousands):

	September 30	December 31
	2005	2004

Deferred rent	$1,450	$2,456
Accrued restructuring, long-term portion	3,310	3,042
Other	632	318

Total other long-term liabilities	$5,392	$5,816

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

	Condensed Consolidated Balance Sheet
	As Previously		As
December 31, 2004	Reported	Reclassifications	Reclassified
Accrued liabilities	$16,855	$715	$17,570
Total current liabilities	$80,121	$715	$80,836
Other long-term liabilities	$6,531	$(715)	$5,816
Total liabilities	$88,902	$—	$88,902

Note 9—Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows for the periods presented (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Net income (loss)	$6,229	$(5,133)	$10,289	$(15,528)
Unrealized gain (loss) on marketable securities, net of tax	(136)	407	(226)	(149)
Foreign currency translation adjustment	(156)	778	(5,088)	(598)
Total comprehensive income (loss)	$5,937	$(3,948)	$4,975	$(16,275)

The components of accumulated other comprehensive income were as follows (in thousands):

	September 30	December 31
	2005	2004

Accumulated net unrealized loss on marketable securities, net of tax	$(628)	$(402)
Accumulated foreign currency translation adjustments	7,588	12,676
Total accumulated other comprehensive income	$6,960	$12,274

Note 10—Restructuring Charges

In response to the downturn in the financial services industry, the decline in information technology spending, duplicative efforts in parts of the business as a result of various acquisitions, and excess facilities capacity, Advent implemented several phases of restructuring beginning in 2003. These plans were implemented to reduce costs and improve operating efficiencies by better aligning Advent’s resources to the Company’s near-term revenue opportunities.

The restructuring charges recorded for the three and nine months ended September 30, 2005 and 2004 were as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Facility exit costs	$116	$(1)	$1,724	$4,864
Severance and benefits	—	—	(5)	132
Property and equipment abandoned	—	—	—	863
Total restructuring charges (benefit)	$116	$(1)	$1,719	$5,859

During the nine months ended September 30, 2005, Advent recorded total restructuring charges of $1.7 million consisting of charges of $83,000, $1.5 million and $116,000 recorded in the first, second and third quarters, respectively, of 2005. The second quarter charge of $1.5 million primarily consisted of net facility and exit costs related to sub-leasing one floor of its office space in New York, New York. The net restructuring charges of $83,000 and $116,000 recorded in the first and third quarters, respectively, were to adjust original estimates for vacated facilities.

During the nine months ended September 30, 2004, Advent recorded total restructuring charges of $5.9 million consisting of a benefit of $43,000 recorded in the first quarter of fiscal 2004 and a charge of approximately $5.9 million recorded in the second quarter of fiscal 2004. The benefit of $43,000 incurred in the first quarter of fiscal 2004 consisted of a $163,000 adjustment related to entering a final sub-lease agreement on one of the vacated facilities in New York, New York and a $16,000 adjustment to non-cash severance. These adjustments were partially offset by a restructuring charge of $136,000 related to the termination of nine employees, located primarily in New York. The $5.9 million charged incurred in the second quarter of fiscal 2004 consisted of $4.9 million of facility exit costs and $0.9 million of property and equipment impairment charges related to vacating a facility in San Francisco, California, $72,000 related to vacating a portion of a facility in Cambridge, Massachusetts and a $12,000 adjustment related to severance for terminated employees in the first quarter of 2004.

The following table sets forth an analysis of the components of the restructuring charges and the payments and non-cash charges made against the accrual during the nine months ended September 30, 2005 (in thousands):

	Facility Exit	Severance &
	Costs	Benefits	Total

Balance of restructuring accrual at December 31, 2004	$4,157	$12	$4,169
Restructuring charges	1,472	—	1,472
Reversal of deferred rent related to facilities exited	704	—	704
Cash payments	(1,890)	—	(1,890)
Adjustment of prior restructuring costs	252	(5)	247
Balance of restructuring accrual at September 30, 2005	$4,695	$7	$4,702

Of the remaining restructuring accrual of $4.7 million at September 30, 2005, $1.4 million and $3.3 million are included in accrued liabilities and other long-term liabilities, respectively, on the accompanying condensed consolidated balance sheet. The remaining excess facility costs of $4.7 million are stated at estimated fair value, net of estimated sublease income of approximately $8.7 million. Advent expects to pay the remaining obligations associated with the vacated facilities no later than over the remaining lease terms, which expire on various dates through 2012. Advent expects to pay the remaining severance and benefits in 2005.

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

In May 2004, the Board authorized the repurchase of an additional 1.2 million shares of outstanding common stock. In September 2004, February 2005 and May 2005, the Board authorized an extension of this stock repurchase program to cover the repurchase of an additional 0.8 million, 1.8 million and 1.0 million shares of outstanding common stock, respectively. The following table summarizes the Company’s total cost, number of shares repurchased and average price of common stock repurchased during the first three quarters of 2005 (in thousands, except for average price per repurchased share):

	Three Months Ended
	March 31	June 30	September 30
	2005	2005	2005

Total cost	$38,020	$10,731	$3,833
Number of shares repurchased	2,124	555	156
Average price per repurchased share	$17.90	$19.32	$24.65

Since the inception of this program in May 2004 through September 30, 2005, Advent has repurchased 3.6 million shares for a total cost of $64.5 million and an average price of $18.02 per share. As of September 30, 2005, approximately 1.2 million shares were available to be repurchased under this share repurchase plan.

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

Residual goodwill has been recorded based on the purchase price remaining after allocating the purchase price to the fair market value of assets purchased less liabilities assumed and to identifiable intangible assets. Residual goodwill arises as a result of, among other factors, new customers as well as the implicit value of future cost savings as a result of the combining of entities. Goodwill resulting from this acquisition was assigned to the Advent Investment Management segment and was expected to be non-deductible for tax purposes under Internal Revenue Code Section 197.

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of the period presented. This does not purport to be indicative of the results that would have been achieved had the acquisition been made as of those dates nor of the results which may occur in the future (in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2004	September 30, 2004
Net revenues	$37,288	$110,165
Net loss	$(5,133)	$(16,460)
Net loss per share - basic and diluted	$(0.16)	$(0.50)

Note 13—Commitments and Contingencies

Advent leases office space and equipment under non-cancelable operating lease agreements, which expire at various dates through May 2012. Certain operating leases contain escalation provisions for adjustments in the consumer price index. Advent is responsible for maintenance, insurance, and property taxes. As of September 30, 2005, Advent’s remaining operating lease commitments through 2012 were approximately $23.6 million, net of future minimum rental income of $10.1 million to be received under non-cancelable sub-leases.

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

On May 26, 2005, certain of the former members of Advent Outsource Data Management LLC (“plaintiffs”) filed suit against Advent in San Francisco Superior Court. The complaint asserts claims for breach of contract, breach of the covenant of good faith and fair dealing, fraud, conversion, declaratory relief and accounting relating to alleged breaches of the Agreement and Plan of Merger dated October 31, 2002 (“Agreement”). Pursuant to the Agreement, in addition to cash compensation, Advent agreed to pay plaintiffs an “earn-out” payment based on “2003 Net Revenues” and “2004 Net Revenues” from sales of “Relevant Products” as defined by the Agreement with a maximum earn-out payment of $5 million. Advent has made earn-out payments to plaintiffs totaling approximately $3.9 million. However, plaintiffs claim that the earn-out payment should have been the maximum amount of $5 million. Based on these allegations, plaintiffs seek compensatory damages of approximately $1.1 million and other special damages including attorneys’ fees. Advent disputes the plaintiffs’ claims and believes that it has meritorious defenses and intends to vigorously defend this action. In addition, on September 12, 2005 and September 19, 2005, a total of four former employees of Advent Outsource Data Management, LLC filed suits against Advent in San Francisco Superior Court.  Each of the complaints alleges substantially the same causes of action, including breach of contract, breach of the covenant of good faith and fair dealing, conversion, and violations of various labor codes relating to alleged breaches of the respective employment agreements in place with Advent.  Pursuant to the employees' employment agreements, each of which was for a term ending December 31, 2004, Advent agreed to pay incentive compensation based on amounts received for customer contracts for certain products, with a maximum incentive compensation of $100,000 per employee for calendar year 2003 and 2004. Advent has made the incentive compensation payments to these employees totaling $121,000; however, the employees claim that the incentive commission is not limited by the term of the employment agreement and should have been the maximum amount of $100,000 per calendar year during the existence of the relevant customer contracts. Based on these allegations, the employees are seeking compensatory damages and other special damages, including attorneys fees and costs of suit. Advent disputes the employee’s claims and believes that it has meritorious defenses and intends to vigorously defend these actions. Management believes that any potential loss associated with these lawsuits is neither probable nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

Note 14—Segment Information

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

Advent’s organizational structure is based on a number of factors that the CODM uses to evaluate, view and run its business operations which include, but are not limited to, customer base, homogeneity of products and technology. Advent’s operating segments are based on this organizational structure and information reviewed by Advent’s CODM to evaluate the operating segment results. During fiscal 2004, Advent determined that its operations were organized into two reportable segments: 1) Advent Investment Management; and 2) MicroEdge. The segment information for the three and nine months ended September 30, 2005 and 2004 below reflect this organizational change. Future changes to this organizational structure may result in changes to the business segments. A description of the types of products and services provided by each operating segment follows.

Advent Investment Management is the Company’s core business and derives revenues from the development, marketing and sale of software products, data interfaces and related maintenance and services that automate, integrate and support certain mission critical functions of investment management organizations. MicroEdge derives revenues from the sale of software and services for grant management and matching gifts for the grant-making community worldwide.

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

Segment information for the periods presented is as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net revenues:
Advent Investment Management	$37,216	$32,207	$107,324	$94,607
MicroEdge	4,986	4,425	14,488	12,428
Other	833	656	2,091	1,999

Total net revenues	$43,035	$37,288	$123,903	$109,034

Income (loss) from operations:
Advent Investment Management	$5,523	$1,926	$7,224	$(1,891)
MicroEdge	997	222	1,947	334
Other	163	82	249	163
Unallocated corporate operating costs and expenses:
Amortization of developed technology	(641)	(2,379)	(1,869)	(5,071)
Amortization of other intangibles	(997)	(4,414)	(3,064)	(8,498)

Total income (loss) from operations	$5,045	$(4,563)	$4,487	$(14,963)

Major Customers

No single customer represented 10% or more of Advent’s total net revenues in any period presented.

Note 15—Related Party Transactions

As of September 30, 2005, Citigroup, Inc. (“Citigroup”) owned more than 10% of the voting stock of Advent. Advent recognized approximately $533,000 and $1.5 million of revenue from Citigroup during the three and nine months ended September 30, 2005, respectively. During the three and nine months ended September 30, 2004, Advent recognized approximately $260,000 and $734,000 of revenue from Citigroup. The Company’s accounts receivable from Citigroup was $794,000 and $659,000 as of September 30, 2005 and December 31, 2004, respectively.

In addition, Advent acts as a trustee for the Company’s short-term disability plan—Advent Software California Voluntary Disability Plan (VDI). For the three and nine months ended September 30, 2005, withholdings totaled $87,000 and $311,000 respectively. Cash held by Advent related to the VDI was $315,000 and $162,000 as of September 30, 2005 and December 31, 2004, respectively, which are included in “other assets, net” in the condensed consolidated balance sheets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended, including, but not limited to statements referencing our expectations relating to future revenues and expenses. Forward-looking statements can be identified by the use of terminology such as “may”, “will”, “should”, “expect”, “plan” “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or other similar terms and the negative of such terms regarding beliefs, plans, expectations or intentions regarding the future. Forward looking statements include, among others, statements regarding growth in the investment management market and opportunities for us related thereto, future expansion, acquisition, divestment of or investment in other businesses, projections of revenues, future cost and expense levels, expected timing and amount of amortization expenses related to past acquisitions, the adequacy of resources to meet future cash requirements, estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, future client wins, future hiring and future product introductions. Such forward-looking statements are based on our current plans and expectations and involve known and unknown risks and uncertainties which may cause our actual results or performance to be materially different from any results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to the “Risk Factors” set forth below as well as other risks identified from time to time in other Securities and Exchange Commission (“SEC”) reports. You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results, levels of activity or performance and represent our expectations only as of the date they are made.

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

During the third quarter of 2005, we continued to experience positive results: revenue growth, progress on our term pricing transition, new client wins, achieving positive earnings per share for the third consecutive quarter, operating cash flow, expense management, and new product launches.

Net revenues for the third quarter of 2005 grew 4% from the previous quarter and over 15% year over year. We continued our transition to term licensing in the third quarter. Term licensing has the effect, depending on the signing dates of a particular quarter’s contracts, of deferring all or almost all of that quarter’s license revenue into future periods, whereas with a predominantly perpetual licensing model most of a quarter’s license revenue is typically recognized in that quarter. Over the past five quarters, we have been able to manage this transition with steady top-line growth measured year over year for two reasons:

•                  Our diverse mix of products has allowed us to phase in term licensing by product; and

•                  We have a large installed base of customers, whom we are not requiring to convert to term licenses for upgrades or additional licenses on products they already own.

In the third quarter, we launched Advent Portfolio Exchange (“APX”), our next generation portfolio management and client reporting platform. APX will be sold on a term license model, and, as a result will, we believe, cause a higher percentage of our license revenue to be deferred into future periods.

We began to accelerate the conversion to term licensing in the second half of 2004 as part of our long-term strategy to build recurring revenue streams and increase the lifetime value of our customers. Over the past five quarters, we have cumulatively sold $21.2 million in term contracts, which includes third quarter contracts totaling $4.9 million with an average term of 3.3 years. Going forward, we anticipate that term licensing will become more prevalent which will eventually enhance the growth and predictability of our revenues. However, in the short term, our revenues and operating margins will be lower than they would be in a perpetual licensing model.

In the third quarter of 2005, we added 79 new clients, including four Geneva clients and 17 coming from our Advent Office Essentials product offering.

We generated positive earnings per share for the third consecutive quarter and generated positive cash flow from operations for the eighth consecutive quarter. Although we have not yet returned to our historical levels of profitability, and the transition to term licensing has a negative impact on profitability in the short term, we have nevertheless made steady progress in improving our operating performance.

During 2005, we continue to manage our expenses. Total third quarter of 2005 expenses of $38.0 million were down from $41.8 million in the second quarter of 2005 and $41.9 million in the third quarter of 2004. In the second quarter of 2005, we recorded a restructuring charge of $1.5 million as a result of sub-leasing one floor of our New York City office space. Our total headcount as of September 30, 2005 was 737, flat with 734 as of June 30, 2005, down from 750 as of March 31, 2005, and down from its high of 980 as of December 31, 2003.

The third quarter of 2005 was also a significant quarter for us in terms of product launches. In September 2005, we launched APX for which we have received positive feedback. We already have clients in production on APX and others going into production in the fourth quarter. APX combines portfolio accounting, reporting and client relationship management into a single platform, and features an industry-standard relational database and sophisticated security and audit features, combining both front and back office operations in a single, customizable solution. APX is positioned between Axys and Geneva, expanding our product portfolio and allowing us to offer a comprehensive product to firms that have been underserved in the past.

Earlier in the quarter, we introduced the latest version of Axys, which continues to be a very important product for us, and for the approximately 4,000 customers using it. This version of Axys features new reporting capabilities, improved support for operating systems and third-party technologies, and greater automation for managers. This release is consistent with our future plans for Axys. We will continue to add functionality to address changes in areas such as the regulatory environment, operating system platform requirements, third-party technologies and demand for new reports. Clients seeking platform upgrades, increased integration with other products, or significant new functionality will likely want to migrate to either our APX or Geneva products.

Also in the third quarter, our services and support organization was recognized when Advent received Support Center Practices Certification for the delivery of world-class customer support. We are the first company in the investment management software industry to receive this designation.

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

Over the longer term, we expect a continued challenging business environment and limited visibility. In addition, we may, from time to time, invest in areas we deem appropriate.

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

Revenue recognition. We recognize revenue from software licenses, development fees, maintenance, other recurring revenues, professional services and other revenues. In addition, we earn commissions from customers who use our broker/dealer, Second Street Securities, to “soft dollar” the purchase of non-Advent products and services with “soft dollars”. “Soft dollaring” enables the customers to use the commissions earned on trades to pay all or part of the fees owed to us for non-Advent products or services, which are initially paid for by Second Street Securities. The commission revenues earned from “soft dollar” purchases of non-Advent products or services are recorded as other revenues in professional services and other revenues on our condensed consolidated statements of operations.

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

We offer term licenses as an alternative to perpetual licenses and generally recognize revenue for term licenses ratably over the period of the contract term. The term license contract price includes both the software license fee and maintenance and support fees, and, as a result, we allocate approximately half of the contract price to license revenue and the other half to maintenance and recurring revenues, based on our assessment of the relative fair value of the two elements. We have begun a transition from selling mostly perpetual licenses to selling a mix of term and perpetual contracts, and we expect term license revenue to increase as a proportion of total license revenue in the future. Including our entry level product, Advent Office Essentials, we recognized approximately 27% and 23% of license revenue from term licenses during the three and nine months ended September 30, 2005, respectively, as compared to 7% in the comparable periods of 2004.

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

We do have three situations where we provide a contractual limited right of return to end-user customers only:  in shrink-wrap license agreements for Advent products, our MicroEdge product and our NPO product. The shrink-wrap license agreement for Advent products provides for a right of return within seven days of delivery of the software. The MicroEdge software license agreement allows for a thirty-day money back guarantee. The NPO license agreement allows for a seven-day right of return. We recognize revenue on delivery since the fee is fixed or determinable, the buyer is obligated to pay, the risk of loss passes to the customer, and we have the ability to estimate returns. Our ability to estimate returns is based on a long history of experience with relatively homogenous transactions and the fact that the return period is short. We have recorded a sales returns reserve (contra revenue account) to account for these situations based on our historical experience of approximately $(135,000) and $203,000 for the three and nine months ended September 30, 2005, respectively. We have an algorithm for calculating the value of reserves that takes the previous 18 months of experience into account which we have applied consistently and resulted in a credit of $135,000 to license revenue during the three months ended September 30, 2005.

Maintenance and other recurring revenues. We offer annual maintenance programs that provide for technical support and updates to our software products. Maintenance fees are bundled in the initial licensing year and charged separately for renewals of annual maintenance in subsequent years. We offer other recurring revenue services that are either subscription-based or transaction-based, and primarily include the provision of software interfaces to, and the capability to download securities information from, third party data providers. Fair value for maintenance is based upon renewal rates stated in the contracts or, in limited cases, separate sales of renewals to other customers. We recognize revenue for maintenance ratably over the contract term. We recognize revenue from recurring revenue transactions either ratably over the subscription period or as the transactions occur.  Term license contracts include fees for both software and maintenance and support. As noted above, we allocate approximately half of term license fees to maintenance and recurring revenues, based on our estimate of the relative fair value of the maintenance and support fees as a percentage of the total contract price. Our ability to estimate returns is based on a long history of experience with relatively homogenous transactions and the fact that the return period is short. We have recorded a returns reserve (contra revenue account) to account for these situations based on our historical experience of $(231,000) and $1.5 million for the three and nine months ended September 30, 2005, respectively. During the third quarter of 2005, we recognized a net benefit from reducing our maintenance revenue reserves by approximately $500,000. We have an algorithm for calculating the value of reserves that takes the previous 18 months of experience into account which we have applied consistently and resulted in a credit to revenue during the three months ended September 30, 2005.

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

Income taxes. We account for worldwide income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require us to evaluate whether or not we will realize a benefit from net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Significant factors considered by management in assessing the need for a valuation allowance include the following:

•                  our historical operating results;

•                  the length of time over which the differences will be realized;

•                  tax planning opportunities; and

•                  expectations for future earnings.

In considering whether or not we will realize a benefit from net deferred tax assets, recent losses must be given substantially more weight than any projections of future profitability. In 2003, we determined that, under applicable accounting principles, based on our history of consecutive losses since the second quarter of 2002, it was more likely than not that we would not realize any value for our net deferred tax assets. Accordingly, we established a valuation allowance equal to 100% of the amount of these assets. In fiscal 2004 and fiscal year-to-date 2005, we continued to maintain a full valuation allowance against our deferred tax assets due to our history of losses through fiscal 2004. Income tax expense recorded in the future will be reduced to the extent sufficient positive evidence materializes to support a reversal of, or decrease in, the valuation allowance. A history of cumulative profitability is generally considered as sufficient positive evidence to support the more likely than not criterion for a decrease in or reversal of a valuation allowance.

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

The process for evaluating the potential impairment of goodwill is subjective and requires judgment at many points during the test including future revenue forecasts, discount rates and various reporting unit allocations. During the fourth quarter of 2004, we completed our annual impairment test which did not indicate impairment. Therefore, the second step of the impairment test was not necessary to perform. There were no events or changes in circumstances during the nine months ended September 30, 2005 which triggered an impairment review.

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

We hold minority interests in several privately held companies having operations or technology in areas within our strategic focus. Most of these investments can be considered as early stage investment opportunities and are classified as other assets and valued at the lower of cost or fair value on our condensed consolidated balance sheets. Through December 28, 2004, one of these investments had been accounted for under the equity method of accounting as our Chief Executive Officer was a member of this investee’s board of directors. Effective December 28, 2004, our Chief Executive Officer resigned her seat on this investee’s board of directors and as a result, we no longer believe we have significant influence over this investee. Therefore, this investment is carried at the lower of cost or fair value at December 31, 2004 and September 30, 2005, similar to our other investments.

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

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143” (“FIN 47”), to clarify the requirement to record liabilities stemming from a legal obligation to clean up and retire fixed assets, such as a plant or factory, when an asset retirement depends on a future event. We plan to adopt FIN 47 in the fourth quarter of fiscal 2005, and have not yet determined whether the application of FIN 47 will have a material impact on our condensed consolidated results of operations, cash flows or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change; the indirect effects should be recognized in the period of the change. This statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods that begin after December 15, 2005, although early adoption is permitted. We do not anticipate that the implementation of this standard will have a material impact on our condensed consolidated results of operations, cash flows or financial position.

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

The following is a summary of the effect of these corrections on the pro forma calculation of our net loss and net loss per share for the three and nine months ended September 30, 2004 had compensation been determined based on the fair value at the grant date for awards (in thousands, except per share data):

	As Previously		As
	Reported	Adjustments	Restated
Three months ended September 30, 2004
Net loss - as reported	$(5,133)	$—	$(5,133)
Stock-based employee compensation expense included in reported net loss, net of tax	3	—	3
Total stock-based employee compensation expense determined under fair value based method for all options, net of tax	(2,247)	(1,844)	(4,091)

Net loss - pro forma	$(7,377)	$(1,844)	$(9,221)

Net loss per share:
Basic and diluted - as reported	$(0.16)	$—	$(0.16)
Basic and diluted - pro forma	$(0.22)	$(0.06)	$(0.28)

Nine months ended September 30, 2004
Net loss - as reported	$(15,528)	$—	$(15,528)
Stock-based employee compensation expense included in reported net loss, net of tax	21	—	21
Total stock-based employee compensation expense determined under fair value based method for all options, net of tax	(7,307)	(5,275)	(12,582)

Net loss - pro forma	$(22,814)	$(5,275)	$(28,089)

Net loss per share:
Basic and diluted - as reported	$(0.47)	$—	$(0.47)
Basic and diluted - pro forma	$(0.69)	$(0.16)	$(0.85)

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

The following table sets forth, for the periods indicated, certain financial information as a percentage of total net revenues. The financial information and the ensuing discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Net revenues:
License and development fees	21%	24%	23%	23%
Maintenance and other recurring	65	64	64	65
Professional services and other	14	12	13	12

Total net revenues	100	100	100	100

Cost of revenues:
License and development fees	1	2	1	2
Maintenance and other recurring	17	18	18	19
Professional services and other	10	10	10	10
Amortization and impairment of developed technology	1	6	1	5

Total cost of revenues	29	36	30	36

Gross margin	71	64	70	64

Operating expenses:
Sales and marketing	22	26	24	26
Product development	16	21	18	22
General and administrative	19	17	20	17
Amortization and impairment of other intangibles	2	12	3	8
Restructuring charges (benefit)	0	(0)	1	5

Total operating expenses	59	76	66	78

Income (loss) from operations	12	(12)	4	(14)
Interest income and other, net	2	1	5	1

Income (loss) before income taxes	14	(11)	9	(13)
Provision for (benefit from) income taxes	(0)	3	1	1

Net income (loss)	14%	(14)%	8%	(14)%

NET REVENUES

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change

Total net revenues (in thousands)	$43,035	$37,288	$5,747	$123,903	$109,034	$14,869

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

Each of the major revenue categories has historically varied as a percentage of net revenues and we expect this variability to continue in future periods. This variability is partially due to the timing of the introduction of new products, the relative size and timing of individual perpetual and term software licenses, as well as the size of the implementation, the resulting proportion of the maintenance and professional services components of these license transactions and the amount of client use of pricing and related data. We expect total net revenues for the fourth quarter of 2005 to be between $41 million and $43 million.

License and Development Fees

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change

License and development fees (in thousands)	$9,200	$8,798	$402	$28,428	$25,525	$2,903
Percent of total net revenues	21%	24%		23%	23%

The increase in license revenue and development fees reflected an improved overall economy and improved conditions within the financial services industry, which contributed to increases in capital expenditures by our customers. License and development fee revenue in the three and nine months periods reflected an increase in Geneva-related assets under administration (AUA) revenues, and increasing term license revenues as our transition to a term license model continued. During the third quarter of 2005, we recognized approximately $800,000 from deferred license revenue as a result of shipping APX to two customers and from completing a large MicroEdge development contract. Our Geneva-related AUA revenues increased $0.7 million and $3.6 million during the three and nine months ended September 30, 2005, respectively, from the same periods in 2004 as a result of the growth in assets under administration of certain fund administration clients, whose Geneva contracts provide for quarterly fees based on assets, resulting in significant recurring quarterly revenue. While perpetual license revenue decreased $2.0 million and $2.4 million in the three and nine month periods, respectively, due to our transition towards selling more contracts on a term basis, revenue recognized from our core products from term license deals increased $1.2 million and $1.3 million in the three and nine month periods, respectively. In addition, we had significant overall revenue growth from our MicroEdge subsidiary product lines. We expect license and development fee revenues to increase slightly in the fourth quarter of 2005 as we earn higher revenues under our AUA revenue model.

We typically license our products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the number of site installations and the number of authorized users. We earn development fees when we provide product solutions which are not part of our standard product offering but will be incorporated into our future releases. For the three and nine months ended September 30, 2005 and 2004, revenue from development fees was less than 4% of total license and development fees revenue. For the three and nine months ended September 30, 2005 and 2004, soft dollar revenues generated from Advent related licenses paid for through soft dollar transactions represented less than 3% of total license and development revenues.

Maintenance and Other Recurring Revenues

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change
Maintenance and other recurring revenues (in thousands)	$27,796	$24,167	$3,629	$79,099	$70,367	$8,732
Percent of total net revenues	65%	64%		64%	65%

The increase in maintenance and other recurring revenues in the three and nine month periods reflected new maintenance support contracts as a result of new license deals, price increases to our installed customer base, an increase in demand for our data services and an increase in our recurring revenue stream. Term license maintenance also increased $687,000 and $1.7 million during the three and nine month periods, respectively, due to our term license pricing transition. We disclose our maintenance renewal rate one quarter in arrears in order to include all payments received against maintenance invoices. The maintenance renewal rate for the second quarter of 2005 of 86% was within the range of 80% to 90% that we have experienced since the second quarter of 2004. During the third quarter of 2005, we also recognized a net benefit from reducing our maintenance revenue reserves by approximately $500,000. We have an algorithm for calculating the value of reserves that takes the previous 18 months of experience into account which we have applied consistently and resulted in a credit to revenue during the three months ended September 30, 2005. Recurring revenue increased $1.1 million and $3.2 million during the three and nine months ended September 30, 2005, respectively, as a result of growth in our subscription and data management revenue streams, as well as our receiving a revenue share from transaction charges generated by a partner program that began in early 2004.

Maintenance revenue has remained relatively flat as a proportion of total maintenance and recurring revenues at approximately 68% to 69% in the three and nine months ended September 30, 2005 and 2004. We expect maintenance and recurring revenues will decrease slightly in the fourth quarter of 2005 primarily as a result of a non-recurring benefit received from a reduction in the revenue reserves balance during the third quarter of 2005. Our revenue reserves are calculated from our experience of returns over the most recent 18-month period.

Professional Services and Other Revenues

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change
Professional services and other revenues (in thousands)	$6,039	$4,323	$1,716	$16,376	$13,142	$3,234
Percent of total net revenues	14%	12%		13%	12%

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

For the three and nine month periods ended September 30, 2005, professional services and other revenues grew 40% and 25% respectively, with the majority of the growth coming from general consulting revenue. This growth is due to a general rise in demand for our products and services, with both new customers and existing clients upgrading their suite of products. During the third quarter of 2005, we recognized approximately $400,000 of service revenue from deferred revenue as a result of shipping APX to two customers. We expect revenues from professional services to increase in the fourth quarter of 2005 as a result of our annual user conference in October 2005.

Revenues by Segment

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change
	(in thousands)
Advent Investment Management	$37,216	$32,207	$5,009	$107,324	$94,607	$12,717
MicroEdge	4,986	4,425	561	14,488	12,428	2,060
Other	833	656	177	2,091	1,999	92

Total net revenues	$43,035	$37,288	$5,747	$123,903	$109,034	$14,869

We have two reportable segments: Advent Investment Management (“AIM”) and MicroEdge. AIM derives revenues from the development, marketing and sale of software products, data interfaces and related maintenance and services that automate, integrate and support certain mission critical functions of investment management organizations. MicroEdge derives revenues from the sale of software and services for grant management and matching gifts for the grant-making community worldwide.

The 16% and 13% increase in AIM’s revenue in the three and nine months ended September 30, 2005, respectively, reflected the improved economic conditions and growth in the financial markets, as well as the continued focus on selling our Advent Office and Geneva products. Our assets under administration revenues increased significantly from the same periods in 2004, as a result of the growth in assets under administration for our fund administration clients, where certain Geneva contracts provide for quarterly fees based on assets, resulting in significant recurring quarterly revenue. AIM’s revenue increase during the first nine months of 2005 also reflected an increase in new maintenance support contracts as a result of new license deals and price increases for maintenance contracts from our customer installed base, partially offset by attrition from within our existing customer base. We also had growth in international sales, partly attributable to our acquisitions in the UK and Switzerland in May 2004.

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

The 13% and 17% increase in MicroEdge revenue in the three and nine months ended September 30, 2005 also reflected the improved economic conditions and growth in the financial markets which resulted in increased charitable contributions. This increase in charitable contributions received by the foundations sector in the first nine months of 2005 enabled foundations to increase their information technology expenditures which resulted in the increase in MicroEdge revenue in the first nine months of 2005.

COST OF REVENUES

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change

Total cost of revenues (in thousands)	$12,611	$13,437	$(826)	$37,773	$39,029	$(1,256)
Percent of total net revenues	29%	36%		30%	36%

Our cost of revenues is made up of four components: cost of license and development fees; cost of maintenance and other recurring; cost of professional services and other; and amortization of developed technology.

Cost of License and Development Fees

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change

Cost of license and development fees (in thousands)	$328	$598	$(270)	$968	$1,618	$(650)
Percent of total license revenues	4%	7%		3%	6%

Cost of license and development fees consists primarily of royalties and other fees paid to third parties, the fixed direct labor involved in producing and distributing our software, labor costs associated with generating development fees and cost of product media including duplication, manuals and packaging materials. The decrease in the three and nine months ended September 30, 2005 primarily reflected a decrease in royalties paid to third party vendors related to products sold, which included their technology, and decreased shipping and related product costs. Although we expect license and development fee revenue to increase slightly during the fourth quarter of 2005, we expect cost of license and development fees to remain flat in the fourth quarter of 2005 as there are no incremental costs associated with our AUA revenue model.

Cost of Maintenance and Other Recurring

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change

Cost of maintenance and other recurring (in thousands)	$7,314	$6,754	$560	$21,951	$20,954	$997
Percent of total maintenance revenue	26%	28%		28%	30%

Cost of maintenance and other recurring revenues is primarily comprised of the direct costs of providing technical support and other services for recurring revenues and royalties paid to third party subscription-based and transaction-based vendors. The increase in the three and nine months ended September 30, 2005 was primarily due to an increase in salaries, employee bonus programs and royalties paid to third party vendors related to product sold, which included their technology. This increase was partially offset by a decrease in outside services. We expect cost of maintenance and other recurring revenues to remain flat to slightly up in the fourth quarter of 2005.

Cost of Professional Services and Other

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change

Cost of professional services and other (in thousands)	$4,328	$3,706	$622	$12,985	$11,386	$1,599
Percent of total professional services revenues	72%	86%		79%	87%

Cost of professional services and other revenue consists primarily of personnel related costs associated with the client services and support organization in providing consulting, custom report writing and conversions of data from clients’ previous systems. Also included are direct costs associated with third-party consultants and travel expenses. The increase in the three and nine months ended September 30, 2005 was primarily due to an increase in headcount of 10% and employee bonus programs. The increase was partially offset by decreases in outside services. Gross margin on professional services and other improved to 28% and 21% for three and nine months ended September 30, 2005, respectively, as compared to 14% and 13% during the three and nine months ended September 30, 2004. These improvements were due to higher utilization of consultants in our support and services organization during fiscal 2005 and also due to recognition of service revenue from the implementation of our new product, APX, with two new customers during the third quarter of 2005 which had relatively higher margins. We expect cost of professional services and other revenues to increase in the fourth quarter of 2005 as a result of costs associated with our annual user conference during October 2005 and higher bonus costs.

Amortization and Impairment of Developed Technology

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change
Amortization and impairment of developed technology (in thousands)	$641	$2,379	$(1,738)	$1,869	$5,071	$(3,202)
Percent of total net revenues	1%	6%		1%	5%

Amortization and impairment of developed technology represents amortization and impairment of acquisition-related intangible assets and amortization of capitalized software development costs. Amortization of developed technology decreased, reflecting technology related intangible assets from prior acquisitions becoming fully amortized, and the write-off of Techfi and Advent Wealth Services developed technology intangible assets during the second half of 2004. During the third quarter of 2004, we recorded a non-cash impairment charge of $1.0 million to write-off our Techfi core and existing technology which was a result of our decision to sunset certain products within our Techfi product line. We expect amortization of developed technology to be approximately $700,000 in the fourth quarter of 2005.

OPERATING EXPENSES

Sales and Marketing

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change

Sales and marketing (in thousands)	$9,459	$9,705	$(246)	$30,005	$27,774	$2,231
Percent of total net revenues	22%	26%		24%	26%

Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars. The slight decrease in expense for the three months ended September 30, 2005 was primarily due to decreased outside services and royalties. The increase in expenses for the nine months ended September 30, 2005 was primarily due to increased salary expense of $2.6 million, partially offset by a decrease in outside services of $470,000. The increase in salary expense resulted from severance related to a reduction in headcount and increased employee bonus programs. We expect sales and marketing expenses to increase in the fourth quarter of 2005 due primarily to higher commission expense and higher travel and accommodation costs associated with our user conference.

Product Development

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change

Product development (in thousands)	$6,800	$7,967	$(1,167)	$22,567	$24,320	$(1,753)
Percent of total net revenues	16%	21%		18%	22%

Product development expenses consist primarily of salary and benefits for our development staff as well as contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services. We account for product development costs in accordance with SFAS 2, “Accounting for Research and Development Costs”, and SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, which specifies that costs incurred to develop computer software products should be charged to expense as incurred until technological feasibility is reached for the products. Once technological feasibility is reached, all software costs should be capitalized until the product is made available for general release to customers.

The decrease in expenses for the three and nine months ended September 30, 2005 was primarily due to the capitalization of software development costs incurred in the second and third quarter of 2005 of $461,000 and $819,000, respectively. During the third quarter of 2005, we had several major products, including APX, in their final beta phase. The capitalized costs will be amortized over approximately three years. We expect product development expenses to increase in the fourth quarter of 2005 as the level of software capitalization returns to a lower level following the completion of the APX beta.

General and Administrative

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change

General and administrative (in thousands)	$8,007	$6,329	$1,678	$24,288	$18,517	$5,771
Percent of total net revenues	19%	17%		20%	17%

General and administrative expenses consist primarily of personnel costs for finance, administration, operations and general management, as well as legal and accounting expenses. The increase in the three and nine months ended September 30, 2005 was primarily due to increases in personnel and related costs of $303,000 and $2.3 million, respectively, professional fees of $609,000 and $2.1 million, respectively, and outside services of $807,000 and $960,000, respectively. The increase in personnel and related costs was primarily due to severance for terminated employees and additional headcount associated with the acquisition of our remaining independent distributor business in the United Kingdom and Switzerland in May 2004. The increase in professional fees was the result of higher legal fees incurred for various inquiries and disputes and costs associated with complying with the Sarbanes-Oxley Act of 2002. The increase in outside services was primarily due to costs associated with increased utilization of outside contractors. We expect general and administrative expenses to decrease slightly in the fourth quarter of 2005 due to one-time severance charges incurred in the third quarter of 2005.

Amortization and Impairment of Other Intangibles

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change
Amortization and impairment of other intangibles (in thousands)	$997	$4,414	$(3,417)	$3,064	$8,498	$(5,434)
Percent of total net revenues	2%	12%		3%	8%

Amortization and impairment of other intangibles represents amortization and impairment of non-technology related intangible assets. Amortization of other intangibles decreased, reflecting the write-off of other intangibles related to our Techfi, Advent Wealth Services and Advent Hellas subsidiaries during the second half of 2004, partially offset by additional amortization of other intangibles associated with our acquisitions in the United Kingdom and Switzerland in May 2004. During the third quarter of 2004, we recorded a non-cash impairment charge of $2.4 million to write off the carrying value of our Techfi non-compete agreements and maintenance contracts resulting from our decision to sunset certain products within our Techfi product line. We expect amortization of other intangibles to be approximately $1.0 million in the fourth quarter of 2005.

Restructuring Charges (Benefit)

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change

Restructuring charges (benefit) (in thousands)	$116	$(1)	$117	$1,719	$5,859	$(4,140)
Percent of total net revenues	0%	0%		1%	5%

In response to the downturn in the financial services industry, the decline in information technology spending,  duplicative efforts in parts of our business as a result of our acquisitions, and excess facilities capacity, we implemented several phases of restructuring beginning in 2003. These plans were implemented to reduce costs and improve operating efficiencies by better aligning our resources to our near term revenue opportunities.

During the nine months ended September 30, 2005, we recorded total restructuring charges of $1.7 million consisting of charges of $83,000, $1.5 million and $116,000 recorded in the first, second and third quarters, respectively, of 2005. The second quarter charge of $1.5 million primarily consisted of net facility and exit costs related to sub-leasing one floor of our office space in New York, New York. The net restructuring charges of $83,000 and $116,000 recorded in first and third quarters, respectively, were to adjust original estimates for vacated facilities.

During the nine months ended September 30, 2004, we recorded total restructuring charges of $5.9 million consisting of a benefit of $43,000 recorded in the first quarter of fiscal 2004 and a charge of approximately $5.9 million recorded in the second quarter of fiscal 2004. The benefit of $43,000 incurred in the first quarter of fiscal 2004 consisted of a $163,000 adjustment related to entering a final sub-lease agreement on one of the vacated facilities in New York, New York and a $16,000 adjustment to non-cash severance. These adjustments were partially offset by a restructuring charge of $136,000 related to the termination of nine employees, located primarily in New York. The $5.9 million charged incurred in the second quarter of fiscal 2004 consisted of $4.9 million of facility exit costs and $0.9 million of property and equipment impairment charges related to vacating a facility in San Francisco, California, $72,000 related to vacating a portion of a facility in Cambridge, Massachusetts and a $12,000 adjustment related to severance for terminated employees in the first quarter of 2004.

The following table sets forth an analysis of the components of the restructuring charges and the payments and non-cash charges made against the accrual during the nine months ended September 30, 2005 (in thousands):

	Facility Exit	Severance &
	Costs	Benefits	Total

Balance of restructuring accrual at December 31, 2004	$4,157	$12	$4,169
Restructuring charges	1,472	—	1,472
Reversal of deferred rent related to facilities exited	704	—	704
Cash payments	(1,890)	—	(1,890)
Adjustment of prior restructuring costs	252	(5)	247
Balance of restructuring accrual at September 30, 2005	$4,695	$7	$4,702

Of the remaining restructuring accrual of $4.7 million at September 30, 2005, $1.4 million and $3.3 million are included in accrued liabilities and other long-term liabilities, respectively, on the accompanying condensed consolidated balance sheet.  As of September 30, 2005, the remaining excess facility costs of $4.7 million are stated at estimated fair value, net of estimated sublease income of approximately $8.7 million. We expect to pay remaining obligations in connection with vacated facilities no later than over the remaining lease terms, which expire on various dates through 2012. We expect to pay the remaining severance and benefits in 2005. As the result of our restructuring activities implemented to date, we have reduced our total expenses by approximately $15 million on an annual basis.

Operating Income (Loss) by Segment

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change
	(in thousands)
Advent Investment Management	$5,523	$1,926	$3,597	$7,224	$(1,891)	$9,115
MicroEdge	997	222	775	1,947	334	1,613
Other	163	82	81	249	163	86
Unallocated corporate operating costs and expenses:
Amortization and impairment of developed technology	(641)	(2,379)	1,738	(1,869)	(5,071)	3,202
Amortization and impairment of other intangibles	(997)	(4,414)	3,417	(3,064)	(8,498)	5,434

Total operating income (loss)	$5,045	$(4,563)	$9,608	$4,487	$(14,963)	$19,450

Operating income for the AIM segment was $5.5 million and $7.2 million for the three and nine months ended September 30, 2005, respectively. Operating income (loss) for the AIM segment was $1.9 million and $(1.9) million for the three and nine months ended September 30, 2004, respectively. The increases from the comparable periods in 2004 were primarily the result of AIM’s revenue growth of $5.0 million and $12.7 million during the three and nine months ended September 30, 2005, respectively, and improved gross margins during the periods. In addition, AIM’s restructuring charges decreased by $4.1 million during the nine months ended September 30, 2005 relative to the comparable period in 2004. These were offset by increases in certain operating expenses including personnel and related costs, severance, retention bonuses, legal fees, compliance costs for Sarbanes Oxley, and accelerated depreciation on assets we abandoned in our New York office space that we have been sub-leased. The increase in personnel and related costs was due to additional headcount associated with the acquisition of our remaining independent distributor businesses in the United Kingdom and Switzerland in May 2004.

MicroEdge’s operating income during the three and nine months ended September 30, 2005 increased by $775,000 and $1.6 million, respectively, from the comparable periods of 2004 primarily due to increases in revenue of $561,000 and $2.1 million. The increases in MicroEdge’s revenues during these periods were partially offset by increases in operating activity resulting in higher compensation, marketing and outsourcing costs.

Interest Income and Other, Net

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change

Interest income and other, net (in thousands)	$977	$641	$336	$6,586	$625	$5,961
Percent of total net revenues	2%	1%		5%	1%

Interest income and other, net consists of interest income, realized gains and losses on short-term investments, our pro rata share of net income or loss on our equity method investment and foreign currency gains and losses. The increases in interest income and other, net for the three and nine months ended September 30, 2005 reflected increases in net interest income of $298,000 and $1.3 million, respectively, as a result of higher average interest rates. The increase during the nine months ended September 30, 2005 also reflects a gain on sale of a private equity investment of $3.6 million during the second quarter of 2005. Interest income and other, net for the three and nine months ended September 30, 2004 also included our pro rata share of net income (losses) on our equity method investment of $322,000 and $(284,000), respectively. Effective December 28, 2004, our Chief Executive Officer resigned her seat on LatentZero’s board of directors. As a result, we no longer believe we have significant influence over LatentZero and therefore are not required to adjust the carrying amount of this investment to recognize our share of LatentZero’s earnings or losses. This investment is carried at the lower of cost or fair value at December 31, 2004 and September 30, 2005, similar to the Company’s other non-marketable investments. The remaining components of interest income and other, net fluctuate primarily due to foreign currency gains and losses and gains and losses from sales of short-term investments. Foreign exchange losses decreased $94,000 and $83,000 during the three and nine months ended September 30, 2005, respectively, while losses on investments decreased $236,000 during the three and nine months ended September 30, 2005. During the fourth quarter of 2005, we expect to sell our Advent Hellas subsidiary (“Hellas”) to its current management for proceeds of approximately $20,000. Due to this anticipated sale, we expect interest income and other, net to increase during the fourth quarter of 2005 as we anticipate a gain on sale of Hellas currently estimated at approximately $1.8 million, resulting from foreign currency translation gains. These currency translation gains are associated primarily with an increase in the value of goodwill as a result of the strengthening of the Euro against the U.S. dollar since the acquisition of Hellas in September 2002.

Provision For (Benefit From) Income Taxes

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change
Provision for (benefit from) income taxes (in thousands)	$(207)	$1,211	$(1,418)	$784	$1,190	$(406)
Percent of total net revenues	0%	3%		1%	1%

For the three and nine months ended September 30, 2005, we recorded a benefit from income taxes of $207,000 and a provision for income taxes of $784,000, respectively, compared to a provision of $1.2 million in the three and nine months ended September 30, 2004. We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities to be recognized as deferred tax assets and liabilities. During the fourth quarter of 2003, we established a full valuation allowance against our deferred tax assets in the United States because we determined it is more likely than not that these deferred tax assets will not be realized in the foreseeable future. The decrease in the provision for income taxes for the three and nine months ended September 30, 2005 primarily reflects an increase in our provision for certain state income taxes in the U.S. during the third quarter of 2004. The remaining components of income taxes reflect changes in foreign, state and federal alternative minimum tax charges.

LIQUIDITY AND CAPITAL RESOURCES

Our aggregate cash, cash equivalents and marketable securities were $146.5 million at September 30, 2005, compared with $165.5 million at December 31, 2004. Cash equivalents are comprised of highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase.

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Nine Months Ended September 30
	2005	2004

Net cash provided by operating activities	$24,451	$18,189
Net cash provided by (used in) investing activities	$49,087	$(15,694)
Net cash used in financing activities	$(39,080)	$(7,527)

Cash Flows from Operating Activities

Our cash flows from operating activities represent the most significant source of funding for our operations. Our cash provided by operating activities generally follows the trend in our net revenues and operating results. Our cash provided by operating activities of $24.5 million during the nine months ended September 30, 2005 was primarily the result of our net income and non-cash charges including depreciation and amortization, partially offset by a non-operating gain from the sale of an equity investment. Other sources of cash during the first nine months of 2005 included a decrease in accounts receivable, and increases in accrued liabilities and deferred revenue. The decrease in accounts receivable primarily reflected strong collections during the first nine months of 2005. Days’ sales outstanding decreased from 73 days to 60 days during this period. The increase in accrued liabilities was primarily due to restructuring charges for facility exit costs during the second quarter of 2005. The increase in deferred revenue primarily reflected an increase in deferred maintenance. Uses of our operating cash included a reduction in income taxes payable as a result of the payment of a tax settlement of $1.2 million. Other major uses of cash include funding payroll (salaries, bonuses and benefits), general operating expenses (marketing, travel and office rent) and cost of revenues.

Our cash provided by operating activities of $18.2 million during the nine months ended September 30, 2004 included decreases in accounts receivable, prepaid and other assets, income taxes receivable and an increase in accrued liabilities. The decrease in accounts receivable reflected strong collections during the period. The decrease in prepaid and other assets reflected prepaid expense amortization and collection of a receivable for a litigation settlement recorded in the fourth quarter of 2003. The decrease in income taxes receivable reflected the receipt of a federal tax refund. The increase in accrued liabilities was primarily due to additional accrued restructuring charges during the period. Uses of cash included a decrease in deferred revenues which reflects revenue recognized in the second quarter of 2004 related to license contracts signed in the prior year.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, amount of revenue deferred, collection of accounts receivable, and timing of payments.

Cash Flows from Investing Activities

Net cash provided by investing activities of $49.1 million for the nine months ended September 30, 2005, consisted primarily of net sales and maturities of marketable securities of $52.1 million and proceeds from the sale of a private equity investment of $3.8 million offset by capital expenditures of $4.5 million and cash used in acquisitions of $1.0 million related to the final earn-out payment made to the shareholders of Advent Outsource Data Management and the final payment made to Advent Europe relating to the acquisition of Advent United Kingdom and Switzerland in May 2004.

Net cash used in investing activities of $15.7 million for the nine months ended September 30, 2004 consisted of net purchases of marketable securities of $4.5 million, cash used in acquisitions, including payments of assumed liabilities, of $8.5 million and capital expenditures of $2.7 million.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2005 of $39.1 million reflected the repurchase of 2.8 million shares of our common stock for $52.6 million, partially offset by proceeds received from the issuance of common stock related to employee stock options and our employee stock purchase plan of $13.5 million. Net cash used in financing activities for the nine months ended September 30, 2004 of $7.5 million primarily reflected the repurchase of 744,000 shares of common stock for $11.9 million partially offset by proceeds of $4.4 million from the issuance of common stock related to employee stock options and our employee stock purchase plan.

Our liquidity and capital resources in any period could be affected by the exercise of outstanding stock options and issuance of common stock under our employee stock purchase plan. The resulting increase in the number of outstanding shares could also affect our per share results of operations. However, we cannot predict the timing or amount of proceeds from the exercise of these securities, or whether they will be exercised at all. Furthermore, we may continue our stock repurchase activity under the share repurchase program approved by the Board of Directors and publicly announced in May 2004. As of September 30, 2005, approximately 1.2 million shares were available to be repurchased under our current share repurchase plan.

At September 30, 2005, we had $105.7 million in working capital. We currently have no significant capital commitments other than commitments under our operating leases, which declined from $31.5 million at December 31, 2004 to $23.6 million at September 30, 2005.

The following table summarizes our contractual cash obligations as of September 30, 2005 (in thousands):

	Three Months Ended
	December 31	Year Ended December 31
	2005	2006	2007	2008	2009	Thereafter	Total
Operating lease obligations, net of sub-lease income	$2,040	$6,918	$5,184	$4,883	$1,941	$2,584	$23,550

At September 30, 2005 and December 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements as of September 30, 2005 consist of obligations under operating leases. See Note 13, “Commitments and Contingencies” to the condensed consolidated financial statements and the “Liquidity and Capital Resources” section above for further discussion and a tabular presentation of our contractual obligations.

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

Our Operating Results May Fluctuate Significantly.

Although we are transitioning to a predominant term license model, perpetual licenses still constitute over two-thirds of our quarterly software license revenues. Individual perpetual software licenses vary significantly in value, and the value and timing of these transactions can therefore cause our quarterly license revenues to fluctuate. We have often recognized a substantial portion of each quarter’s license revenues in the last month, weeks or even days of the quarter. As a result, the magnitude of quarterly fluctuations in license revenue may not be evident until late in or after the close of a particular quarter and a disruption late in the quarter may have a disproportionately large negative impact on revenue. In addition, some of our large professional services contracts contain performance milestones or acceptance clauses, which affect the timing of revenue recognized under such contracts. As a result of these and other factors, our quarterly net revenues may fluctuate significantly. Our expense levels are based in significant part on our expectations of future revenues and therefore are relatively fixed in the short term. Due to the fixed nature of these expenses, combined with the relatively high gross margin historically achieved on our products, an unanticipated decline in net revenues in any particular quarter may adversely affect our operating results. These factors have impacted and may continue to impact our operating results.

We are in a transition from selling predominantly perpetual licenses to selling a mix of perpetual and multi-year term licenses, and we expect term license revenue to increase as a proportion of total license revenue in the future. We recognize revenue for term licenses ratably over the period of the contract term, which is typically three to five years. Including our entry level product, Advent Office Essentials, we recognized approximately 27% of license revenue from term licenses in the third quarter of 2005. If we are successful in our strategy to increase the proportion of our business signed on term license contracts, it will result in a greater portion of license revenue being deferred and as a result, our license revenue and profitability could be reduced in the short term. However, over the long-term the increases in deferred license revenue and backlog, which we define as the value of multi-year term license contracts not included in deferred revenue, will lower the quarterly variability of license revenues.

In addition, we experience seasonality in our license revenue. The fourth quarter of the year typically has the highest license revenue, followed by lower license revenue in the first quarter of the succeeding year. We believe that this seasonality results primarily from customer budgeting cycles and expect this seasonality to continue in the future, although if we are successful in moving more of our licenses to a term model, we believe the impact of this seasonality will likely decrease.

Because of the above factors, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance.

Our Sales Cycle is Long and We Have Limited Ability to Forecast the Timing and Amount of Specific Sales.

The purchase of our software products often requires prospective customers to provide significant executive-level sponsorship and to make major systems architecture decisions. As a result, we must generally engage in a relatively lengthy sales and contracting efforts. Sales transactions may therefore be delayed during the customer decision process because we must provide a significant level of education to prospective customers regarding the use and benefit of our products. This has been exacerbated by the adverse and uncertain economic conditions that have caused existing and potential clients to reduce or cancel expenditures and delay decisions related to acquisition of software and related services. While we have seen somewhat improved economic conditions over the past few quarters, customers are still cautious about capital and information technology expenditures. As a result, the sales cycle associated with the purchase of our solutions is typically between two and twelve months depending upon the size of the client, and is subject to a number of significant risks over which we have little or no control, including customers’ budgeting constraints, internal selection procedures, and changes in customer personnel, among others. As a result of a lengthy and unpredictable sales cycle, we have limited ability to forecast the timing and amount of specific license sales. The timing of large individual license sales is especially difficult to forecast, and we may not be successful in closing large license transactions on a timely basis or at all. In addition, customers may postpone their purchases of our existing products or product enhancements in advance of the anticipated introduction of new products or product enhancements by us or our competitors. Because our expenses are relatively fixed in the near term, any shortfall from anticipated revenues could result in a significant variation in our operating results from quarter to quarter.

We Depend Heavily on Our Product, Axys®.

Historically, we have derived a significant portion of our net revenues from the licensing of Axys, and related ancillary products and services. In addition, many of our other applications, such as Partner, Moxy, Qube and various data interfaces were designed to operate with Axys to provide an integrated solution. As a result, we believe that for the foreseeable future a majority of our net revenues will depend upon continued market acceptance of Axys, as well as enhancements or upgrades to those products and related products and services. As our clients include a range of financial services organizations, including asset managers, investment advisors, brokerage firms, banks, family offices, hedge funds and others, continued market acceptance also will depend on the number of firms within each type of organization and the degree to which Axys has previously penetrated those firms and our ability to introduce new and upgraded products, such as APX, to those firms as well as new customers.

We Depend upon Financial Markets.

The target clients for our products include a range of financial services organizations that manage investment portfolios, including asset managers, investment advisors, brokerage firms, banks, family offices, hedge funds and others. In addition, we target corporations, public funds, universities and non-profit organizations, which also manage investment portfolios and have many of the same needs. The success of many of our clients is intrinsically linked to the health of the financial markets. We believe that demand for our solutions has been, and could continue to be, disproportionately affected by fluctuations, disruptions, instability or downturns in the financial services industry which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products. In addition, a slowdown in the formation of new investment firms, especially hedge funds, or a decline in the growth of assets under management would cause a decline in demand for our solutions. We believe that the downturn in the financial services industry and the decline in information technology spending had a negative impact on the demand for our products in fiscal 2002 and 2003, and that future uncertainty about financial markets and the financial services sector could have a material adverse effect on our business and results of operations.

Uncertain Economic Conditions May Continue to Affect Our Revenues.

We believe that the market for large investment management software systems may be negatively impacted by a number of factors, including reductions in capital expenditures by large customers, poor performance of major financial markets, and increasing competition. Those factors may, in turn, give rise to a number of market trends which we experienced in fiscal 2002 and 2003 that have slowed revenue growth across the financial services industry, including longer sales and contracting cycles, deferral or delay of information technology projects and generally reduced expenditures for software and related services. If there were a significant downturn in the financial services industry and information technology spending, the presence of these factors in the market for large investment management solutions will likely materially adversely affect our business and results of operations.

We Face Intense Competition.

The market for investment management software is intensely competitive and highly fragmented, is subject to rapid change and is sensitive to new product introductions and marketing efforts by industry participants. Our largest single source of competition is from proprietary systems used by existing and potential clients, many of whom develop their own software for their particular needs and therefore may be reluctant to license software products offered by independent vendors like Advent. Other competitors include providers of software and related services as well as providers of outsourced services, and include some of the following vendors: Beauchamp, Charles River Development, CheckFree Corporation, DST International, the Eagle subsidiary of Mellon Financial Corporation, Eze Castle Software, FT Integretorsia, IBSI, Indata, LatentZero, Linedata, Macgregor Financial Technologies, Schwab Performance Technologies, Simcorp A/S, SS&C Technologies, Inc., SunGard, and the Portia Division of Thomson Financial.

Our competitors vary in size, scope of services offered and platforms supported. Many of our competitors have longer operating histories and greater financial, technical, sales and marketing resources than we do. During 2005, two competitors have announced plans to be bought out by private equity firms, with the possibility of forming even larger companies through additional acquisitions of companies and technologies. In addition, we also face competition from potential new entrants into our market that may develop innovative technologies or business models. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure will not result in price reductions, reduced operating margins or loss of market share, any one of which could seriously harm our business.

We Must Continue to Introduce New Products and Product Enhancements.

The market for our products is characterized by rapid technological change, changes in customer demands and evolving industry standards. New products based on new technologies or new industry standards can render existing products obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop new products or product enhancements that address the future needs of our target markets and to respond to these changing standards and practices, such as our APX product. We may not be successful in developing, introducing,  marketing and licensing our APX product or other new products or product enhancements on a timely and cost effective basis, or at all, and our new products and product enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. Delays in the commencement of commercial shipments of new products or enhancements may result in client dissatisfaction and delay or loss of product revenues. In addition, clients may delay purchases in anticipation of new products or product enhancements. If we are unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or client requirements, or if new products or new versions of existing products do not achieve market acceptance, our business would be seriously harmed. In addition, our ability to develop new products and product enhancements is dependent upon the products of other software vendors, including certain system software vendors, such as Microsoft Corporation, Sun Microsystems, database vendors and development tool vendors. If the products of such vendors have design defects or flaws, are unexpectedly delayed in their introduction, or are unavailable on acceptable terms, our business could be seriously harmed. Our software products are complex and may contain undetected defects or errors when first introduced or as new versions are released. Although we have not experienced adverse effects resulting from any software errors, we cannot be sure that, despite testing by us and our clients, defects or errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could seriously harm our business.

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

We may also choose to create additional performance and retention incentives in order to retain our employees, including the granting of additional stock options to employees or issuing incentive cash bonuses. Such incentives may either dilute our existing stockholder base or result in unforeseen operating expenses, which may cause our stock price to fall.

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

•                  difficulties in and costs of staffing and managing foreign operations;

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

We may make additional acquisitions of complementary companies, products or technologies in the future. In addition, we periodically evaluate the performance of all our products and services and may sell or discontinue current products and services. Failure to achieve the anticipated benefits of any future acquisition or divestiture could harm our business, results of operations and cash flows. Furthermore, we may have to incur debt, write-off investments, infrastructure costs or other assets, incur severance liabilities, write-off impaired goodwill or other intangible assets or issue equity securities to pay for any future acquisitions. The issuance of equity securities could dilute our existing stockholders’ ownership. Finally, we may not identify suitable businesses to acquire or negotiate acceptable terms for future acquisitions.

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

Potential Changes in Securities Laws and Regulation Governing the Investment Industry’s Use of Soft Dollars May Reduce Our Revenues.

Approximately 600 of our clients utilize soft dollars to pay for software products and services, both through our broker/dealer subsidiary, Second Street Securities, and through other independent broker/dealers. During the nine months ended September 30, 2005, the total value of Advent products and services paid with soft dollars was approximately 6% of our total billings. In May of 2004, the SEC and the National Association of Securities Dealers (the “NASD”) set up a task force to consider soft dollar arrangements in the industry, and to provide the SEC with guidance on improving the transparency of fund transaction costs and distribution arrangements. Phase I of the task force focused on soft dollars and concluded with “The Report of the Mutual Fund Task Force on Soft Dollars and Portfolio Transaction Costs”, delivered to the SEC in November 2004 and recommending the SEC to:

•                  Narrow the definition of “research” to items that principally benefit the fund’s clients rather than the manager;

•                  Enhance disclosure of expenses, soft dollar policies, and broker allocations to fund boards as well as clients and prospects; and

•                  Consider soft-dollar issues raised by other managed advisory accounts.

Phase II of the task force focused on distribution arrangements, including 12b-1 fees and revenue sharing, and its recommendations are detailed in “Report of the Mutual Fund Task Force – Mutual Fund Distribution”.

Additionally, in March 2005, the UK Financial Services Agency (the “FSA”) published a consultation paper to address lack of transparency and management of conflicts of interest regarding soft commissions and bundled brokerage arrangements. The FSA focused on limiting commissions to the purchase of execution and narrowing the definition of research services along with enhancing disclosures regarding costs of execution and research.

The SEC has proposed a rule on soft or bundled commissions as it appears to be taking into consideration a wide range of issues relating to mutual fund regulation. If additional rules are issued that narrow the definition of research, which results in our clients being unable to use soft dollar arrangements to pay for Advent products and services, our revenues could decrease.

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

Business Disruptions Could Adversely Affect Our Business.

Our operations are exposed to potential disruption by fire, earthquake, power loss, telecommunications failure, and other events beyond our control. Additionally, we are vulnerable to interruption caused by political and terrorist incidents. For example, our facilities in New York were temporarily closed due to the September 11, 2001 terrorist attacks. Immediately after the terrorist attacks, our clients who were located in the World Trade Center area were concentrating on disaster recovery rather than licensing additional software components, while the grounding of transportation impeded our ability to deliver professional services at client sites. Additionally, during the temporary closure of the U.S. stock markets, our clients did not use our market data services. Our corporate headquarters are located in the San Francisco Bay Area, which is a region with significant seismic activity. Earthquakes such as that experienced in 1989 could disrupt our business. Such disruptions could affect our ability to sell and deliver products and services and other critical functions of our business and could seriously harm us. Further, such disruptions could cause instability in the financial markets upon which we depend.

Undetected Software Errors or Failures Found in New Products May Result in Loss of or Delay in Market Acceptance of Our Products that Could Seriously Harm Our Business.

Our products may contain undetected software errors or failures or scalability limitations at any point in the life of the product, but particularly when first introduced or as new versions are released. Despite testing by us and by current and potential customers, errors may not be found in new products until after commencement of commercial shipments, resulting in a loss of or a delay in market acceptance, damage to our reputation, customer dissatisfaction and reductions in revenues and margins, any of which could seriously harm our business. Additionally, our agreements with customers that attempt to limit our exposure to liability claims may not be enforceable in jurisdictions where we operate.

Recently Enacted and Proposed Changes in Securities Laws and Regulations Will Increase Our Costs.

The Sarbanes-Oxley Act (“the Act”) of 2002, which became law in July 2002, required changes in some of our corporate governance and securities disclosure and/or compliance practices. As part of the Act’s requirements, the SEC has enacted new rules on a variety of subjects, and the NASDAQ Stock Market has enacted new corporate governance listing requirements. These developments have increased and may in the future increase our accounting and legal compliance costs and could also expose us to additional liability if we fail to comply with these new rules and reporting requirements. In fiscal 2004, we incurred approximately $2.1 million in Sarbanes-Oxley related expenses. In addition, such developments may make retention and recruitment of qualified persons to serve on our board of directors or in executive management positions more difficult. We continue to evaluate and monitor regulatory and legislative developments and cannot reliably estimate the timing or magnitude of all costs we may incur as a result of the Act or other related legislation or regulation.

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

Management has determined that these control deficiencies constituted material weaknesses as of December 31, 2004. Consequently, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2004 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. The Company has begun executing on a remediation plan, as discussed in

“Management’s Report on Internal Control over Financial Reporting” included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 10-K”), and has implemented the new control procedures and has hired additional tax accounting resources as of the end of the third quarter of 2005.

The Company also did not maintain effective controls over its disclosure for stock-based employee compensation expense under SFAS 123, as amended by SFAS 148, including the calculation of the effect of a stock option exchange program that took place on December 4, 2002, and the overall determination of the tax treatment of the pro forma option expense. This control deficiency will result in a restatement of the disclosure for stock-based employee compensation expense for fiscal 2002, 2003 and 2004 included in Note 1 to the previously issued financial statements contained in our 2004 10-K together with the associated disclosure for the first three quarters of fiscal 2003 and 2004. Management has determined that this control deficiency also constituted a material weakness as of December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005. The Company has added an additional item to its remediation plan to improve controls over its disclosure of stock-based employee compensation expense based on this deficiency and expects to have implemented these control procedures by the end of fiscal 2005.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Historically, much of our revenues and capital spending was transacted in U.S. dollars. However, since the acquisitions of Advent Denmark, Advent Norway, Advent Sweden, Advent Hellas, Advent Netherlands, and the recent acquisitions of Advent Europe’s remaining distributors in the United Kingdom and Switzerland, whose revenues, with the exception of Geneva transactions and capital spending, are transacted in local country currencies, we have greater exposure to foreign currency fluctuations. Because the results of operations from these territories are not material to our operating results, a hypothetical 10% change in foreign currency exchange rates would not have a materially adverse effect on our consolidated financial position, results of operations or cash flows.

Our interest rate risk relates primarily to our investment portfolio, which consisted of $48.9 million in cash equivalents and $91.0 million in marketable securities as of September 30, 2005. An immediate sharp increase in interest rates could have a material adverse affect on the fair value of our investment portfolio. Conversely, immediate sharp declines in interest rates could seriously harm interest earnings of our investment portfolio. We do not currently use derivative financial instruments in our investment portfolio, nor hedge for these interest rate exposures.

By policy, we limit our exposure to longer-term investments, and a majority of our investment portfolio at September 30, 2005 and December 31, 2004 had maturities of less than one year. As a result of the relatively short duration of our portfolio, an immediate hypothetical parallel shift to the yield curve of plus 25 basis points (BPS), 50 BPS and 100 BPS would result in a reduction of 0.15% ($211,000), 0.30% ($423,000) and 0.60% ($846,000), respectively, in the market value of our investment portfolio as of September 30, 2005.

We have also invested in several privately-held companies, most of which can still be considered in the start-up or development stages. These non-marketable investments are classified as other assets on our balance sheet. Our investments in privately-held companies could be affected by an adverse movement in the financial markets for publicly-traded equity securities, although the impact cannot be directly quantified. These investments are inherently risky as the market for the technologies or products these privately-held companies have under development are typically in the early stages and may never materialize. The value of these investments is also influenced by factors including the operating effectiveness of these companies, the overall health of the companies’ industries and the strength of the private equity markets. We could lose our entire investment in these companies. At September 30, 2005 our net investments in privately-held companies totaled $8.5 million.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(f) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that because the material weakness in internal control over financial reporting relating to the accounting for income taxes which was previously identified in “Management’s Report on Internal Control over Financial Reporting” included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 10-K”) has not yet been remediated, and because of the additional material weakness relating to the disclosure for stock-based employee compensation as previously described in “Evaluation of disclosure controls and procedures” included in Item 4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, our disclosure controls and procedures were ineffective as of September 30, 2005 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to Advent’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

Management has implemented the following changes in our internal control over financial reporting during the third quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, Advent’s internal control over financial reporting. Management continues to work on its remediation plan to address the material weakness relating to the accounting for income taxes identified in our 2004 10-K and the material weakness relating to the disclosure for stock-based employee compensation expense identified on May 6, 2005 described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. During the third quarter of 2005, Advent hired additional tax personnel and is also utilizing the services of an outside tax consultant. Advent intends to complete the remediation of its material weakness related to the disclosure for stock-based employee compensation expense during the fourth quarter of 2005. During the quarter, Advent utilized the services of outside consultants to assist in completing remedial work on our employee options database and applied internal resources to preparing the calculations for the tax impact of employee option exercises. However, because the requirement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform an evaluation of management’s assessment and their own audit of the Company’s internal control over financial reporting is an annual one, there is a risk that PricewaterhouseCoopers LLP will not concur with management’s assessment that the material weaknesses related to the accounting for income taxes and the disclosure for stock-based employee compensation expense have been remediated, nor may they concur with our opinion that the material weakness relating to the valuation of its property and equipment accounts, including the related restructuring provision was remediated during the second quarter of 2005, when they perform their audit work for the year ending December 31, 2005.

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

On May 26, 2005, certain of the former members of Advent Outsource Data Management LLC (“plaintiffs”) filed suit against Advent in San Francisco Superior Court. The complaint asserts claims for breach of contract, breach of the covenant of good faith and fair dealing, fraud, conversion, declaratory relief and accounting relating to alleged breaches of the Agreement and Plan of Merger dated October 31, 2002 (“Agreement”). Pursuant to the Agreement, in addition to cash compensation, Advent agreed to pay plaintiffs an “earn-out” payment based on “2003 Net Revenues” and “2004 Net Revenues” from sales of “Relevant Products” as defined by the Agreement with a maximum earn-out payment of $5 million. Advent has made earn-out payments to plaintiffs totaling approximately $3.9 million. However, plaintiffs claim that the earn-out payment should have been the maximum amount of $5 million. Based on these allegations, plaintiffs seek compensatory damages of approximately $1.1 million and other special damages including attorneys’ fees. Advent disputes the plaintiffs’ claims and believes that it has meritorious defenses and intends to vigorously defend this action. In addition, on September 12, 2005 and September 19, 2005, a total of four former employees of Advent Outsource Data Management, LLC filed suits against Advent in San Francisco Superior Court.  Each of the complaints alleges substantially the same causes of action, including breach of contract, breach of the covenant of good faith and fair dealing, conversion, and violations of various labor codes relating to alleged breaches of the respective employment agreements in place with Advent. Pursuant to the employees' employment agreements, each of which was for a term ending December 31, 2004, Advent agreed to pay an incentive compensation based on amounts received for customer contracts for certain products, with a maximum incentive compensation of $100,000 per employee for calendar year 2003 and 2004. Advent has made the incentive compensation payments to these employees totaling $121,000; however, the employees claim that the incentive commission is not limited by the term of the employment agreement and should have been the maximum amount of $100,000 per calendar year during the existence of the relevant customer contracts. Based on these allegations, the employees are seeking compensatory damages and other special damages, including attorney’s fees and costs of suit. Advent disputes the employee’s claims and believes that it has meritorious defenses and intends to vigorously defend these actions. Management believes that any potential loss associated with these lawsuits is neither probable nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

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

The following table provides a month-to-month summary of the repurchase activity under the current stock repurchase program during the three months ended September 30, 2005:

			Maximum
	Total	Average	Number of Shares That
	Number	Price	May Yet Be Purchased
	of Shares	Paid	Under Our Share
	Purchased (1)	Per Share	Repurchase Programs
	(shares in thousands)

July 2005	—	$—	1,377
August 2005	156	24.65	1,221
September 2005	—	—	1,221

Total	156	$24.65	1,221

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

ADVENT SOFTWARE, INC.

Dated: November 9, 2005	By:	/s/ Graham V. Smith
Graham V. Smith Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)