Form 10-K/A
period 2004-12-31
ADVENT SOFTWARE INC /DE/
filed 2005-11-30
CIK 1002225

UNITED STATES

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrants definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2005 are incorporated by reference into Part III of this Annual Report on Form 10-K/A to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K/A, the Proxy Statement is not deemed to be filed as part herein.

EXPLANATORY NOTE

Advent Software, Inc. (the “Company”) is amending its Annual Report on Form 10-K (the “Original Form 10-K”) for the year ended December 31, 2004 (as amended, the “Form 10-K/A”) to restate its consolidated financial statements to correct the disclosure regarding pro forma stock-based employee compensation expense, as described in more detail below.

As previously disclosed in the Company’s Current Report on Form 8-K filed on May 11, 2005, in connection with its preparation of the condensed consolidated financial statements for the quarter ended March 31, 2005, management determined that the financial statements for the years ended December 31, 2002, 2003 and 2004 and for each of the first three quarters of 2003 and 2004 should not be relied on. Specifically, its disclosures relating to pro forma stock-based employee compensation expense under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), included in Note 1 to its previously issued financial statements contained in the Original Form 10-K and in the Quarterly Reports on Form 10-Q for each of the quarterly periods  referred to above, should not be relied upon because of errors in its disclosure of the pro forma effects on operating results as if the Company had used the fair value approach to account for all stock-based compensation plans. This error had no impact on the Company’s consolidated balance sheets, statements of operations, cash flows, comprehensive income or stockholders’ equity for any period. On May 6, 2005, management determined that these errors were the result of a control deficiency with respect to the Company’s procedures for correctly calculating and reporting its pro forma stock-based employee compensation expense under SFAS 123, as amended by SFAS 148, and has concluded that this control deficiency constituted a material weakness as of December 31, 2004. As a result of the errors and related material weakness, this Form 10-K/A is being filed to amend the Original Form 10-K as follows:

•                  Item 8. Financial Statements and Supplementary Data — has been amended to: (1) add Note 16, “Restatement of Pro Forma Disclosure for Stock-Based Employee Compensation Expense” which provides a summary of the effects of the restatement on the calculation of the Company’s pro forma stock-based employee compensation expense, net loss and net loss per share for fiscal 2004, 2003 and 2002 and to update the Supplementary Quarterly Financial Unaudited Data for each of the first three quarters of fiscal 2003 and 2004 had stock-based compensation expense been determined based on the fair value at the grant date for such awards, (2) restate the disclosure for pro forma stock-based employee compensation expense included in the “Stock-based compensation” disclosure for fiscal 2002, 2003 and 2004 included in Note 1, “Summary of Significant Accounting Policies”, (3) restate “Management Report on Internal Control Over Financial Reporting” to include material weaknesses related to the Company not maintaining effective controls over its financial statement disclosures for stock-based employee compensation expense, and (4) to provide an updated “Report of Independent Registered Public Accounting Firm” for matters related to the material weaknesses referred to in (3) above.

•                  Item 9A. Controls and Procedures – has been amended to incorporate the amended disclosure in “Management Report on Internal Control Over Financial Reporting” in Item 8; and

•                  Item 15. Exhibits and Financial Statement Schedules — has been amended to contain the following which are dated as of the date of the filing of this Form 10-K/A: (1) a revised consent from our independent registered public accounting firm which is attached to this Form 10-K/A as Exhibit 23.1, and (2) certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 which are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

The other items of the Original Form 10-K have not been amended because the disclosure in those items was not affected. This Form 10-K/A does not reflect events occurring after the April 8, 2005 filing of the Original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment as set forth above. Other events occurring after the date of the original filing or other information necessary to reflect subsequent events have been disclosed, if required, in reports filed with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (as restated)

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

1                  As of December 31, 2004, the Company did not maintain effective controls over the valuation of its property and equipment accounts, including the related restructuring provision. Specifically, the Company’s impairment analysis of its property and equipment accounts related to its decision to vacate a facility failed to identify and include all applicable assets. This control deficiency resulted in a restatement of the Company’s financial statements for the quarters ended June 30, 2004 and September 30, 2004 and an adjustment to the fourth quarter 2004 financial statements. Additionally, this control deficiency could result in a misstatement to the property and equipment accounts and related restructuring provision that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2                  As of December 31, 2004, the Company did not maintain effective controls over the accounting for income taxes, including the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the Company did not have controls to identify that deferred income tax assets and related income tax valuation allowances had been inappropriately recorded. Further, the Company did not have controls in place to include all state income tax liabilities in its income taxes payable account. These control deficiencies resulted in a restatement of the Company’s financial statements for the year ended December 31, 2003, the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, and an adjustment to the fourth quarter 2004 financial statements. Additionally, these control deficiencies could result in a misstatement to the income taxes payable, deferred income tax asset and liabilities, and income tax provision accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

3                  As of December 31, 2004, the Company did not maintain effective controls over the accuracy and presentation and disclosure of the pro forma stock-based employee compensation expense in conformity with generally accepted accounting principles. Specifically, the Company did not maintain effective controls to: i) ensure the accuracy of the calculation of the remaining compensation cost to be recognized after a stock option exchange, ii) ensure the completeness and accuracy of the accounting for option forfeitures, and iii) ensure the completeness and accuracy of the accounting for the tax benefit or provision associated with the stock based compensation expense. These control deficiencies resulted in a restatement of the Company’s consolidated financial statements for fiscal 2002, 2003 and 2004 and also for each of the quarters of fiscal 2003 and 2004.   Additionally, these control deficiencies could result in a misstatement to the Company’s financial statement disclosures of pro forma stock-based employee compensation expense that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.  Accordingly, management has determined that these control deficiencies constitute material weaknesses.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting at December 31, 2004 based on the criteria set forth in the COSO Internal Control-Integrated Framework.  Management had previously concluded that the Company did not maintain effective internal control over financial reporting because of the material weaknesses described in 1) and 2) above. In connection with the restatement of the Company’s consolidated financial statements described in Note 16 to the consolidated financial statements, management has determined that the material weaknesses described in 3) above also existed as of December 31, 2004. Accordingly, management has restated this report.

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

•                  To increase the level of review of the preparation of the quarterly and annual income tax provision calculations;

•                  To improve the skills, knowledge and experience available to the Company for the preparation and review of our stock-based employee compensation expense disclosures by utilizing outside consultants; and

•                  To increase the level of review of the preparation of the quarterly and annual stock-based employee compensation expense disclosures.

For an update on the progress of the Company’s remediation efforts, please see the disclosure in Part I, Item 4: “Controls and Procedures” of the Company’s Form 10-Q filings for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.

/s/ STEPHANIE G. DIMARCO	/s/ GRAHAM V. SMITH
Stephanie G. DiMarco	Graham V. Smith
President and Chief Executive Officer	Chief Financial Officer

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

As described in Notes 2 and 16 to the consolidated financial statements the Company has restated its 2004, 2003, and 2002 consolidated financial statements.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting (restated) appearing under Item 8, that Advent Software, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over: (i) the valuation of its property and equipment accounts, including the related restructuring provision, (ii) the accounting for income taxes, including the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision, and

(iii) disclosures of pro forma stock-based employee compensation expense  based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

1) As of December 31, 2004, the Company did not maintain effective controls over the valuation of its property and equipment accounts, including the related restructuring provision. Specifically, the Company’s impairment analysis of its property and equipment accounts related to its decision to vacate a facility failed to identify and include all applicable assets. This control deficiency resulted in a restatement of the Company’s financial statements for the quarters ended June 30, 2004 and September 30, 2004 and an adjustment to the fourth quarter 2004 financial statements. Additionally, this control deficiency could result in a misstatement to the property and equipment accounts and related restructuring provision that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

2) As of December 31, 2004, the Company did not maintain effective controls over the accounting for income taxes, including the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the Company did not have controls to identify that deferred income tax assets and related deferred income tax valuation allowances had been inappropriately recorded. Further, the Company did not have controls in place to include all state income tax liabilities in its income taxes payable account. These control deficiencies resulted in a restatement of the Company’s financial statements for the year ended December 31, 2003, the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, and an adjustment to the fourth quarter 2004 financial statements. Additionally, these control deficiencies could result in a misstatement to the income taxes payable, deferred income tax asset and liabilities, and income tax provision accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies constitute a material weakness.

3) As of December 31, 2004, the Company did not maintain effective controls over the accuracy and presentation and disclosure of the pro forma stock-based employee compensation expense in conformity with generally accepted accounting principles. Specifically, the Company did not maintain effective controls to: i) ensure the accuracy of the calculation of the remaining compensation cost to be recognized after a stock option exchange, ii) ensure the completeness and accuracy of the accounting for option forfeitures, and iii) ensure the completeness and accuracy of the accounting for the tax benefit or provision associated with the stock based compensation expense. These control deficiencies resulted in a restatement of the Company’s consolidated financial statements for fiscal 2002, 2003 and 2004 and also for each of the quarters of fiscal 2003 and 2004.   Additionally, these control deficiencies could result in a misstatement to the Company’s financial statement disclosures of pro forma stock-based employee compensation expense that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.  Accordingly, management has determined that these control deficiencies constitute material weaknesses.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Advent Software, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO.  Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Advent Software, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

Management and we previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 because of the material weaknesses described in 1) and 2) above. In connection with the restatement of the Company’s consolidated financial statements described in Note 16 to the consolidated financial statements, management has determined that the material weaknesses described in 3) above also existed at December 31, 2004. Accordingly, management and we have restated our respective reports on internal control over financial reporting to include this material weakness.

/S/ PRICEWATERHOUSECOOPERS LL P
PricewaterhouseCoopers LLP
San Jose, California

April 8, 2005, except for the restatement described in Note 16 to the consolidated financial statements and the matter described in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is November 30, 2005

ADVENT SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

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

ADVENT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

					Retained	Accumulated
				Additional	Earnings	Other	Total
	Comprehensive	Common Stock		Paid-In	(Accumulated	Comprehensive	Stockholders’
	Loss	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity

Balances, December 31, 2001		34,043	$342	$328,447	$75,722	$(122)	$404,389

Exercise of stock options	$—	836	8	12,210	—	—	12,218
Tax benefit from exercise of stock options	—	—	—	8,948	—	—	8,948
Common stock issued under employee stock purchase plan	—	164	1	3,306	—	—	3,307
Common stock issued in connection with an acquisition	—	—	—	1,782	—	—	1,782
Stock-based compensation	—	—	—	(2)	—	—	(2)
Common stock repurchased and retired	—	(2,355)	(24)	(23,569)	(26,074)	—	(49,667)
Warrant	—	165	2	8,500	—	—	8,502
Net loss	(19,236)	—	—	—	(19,236)	—	(19,236)
Unrealized loss on marketable securities, net of tax	(17)	—	—	—	—	(17)	(17)
Foreign currency translation adjustments	3,131	—	—	—	—	3,131	3,131
Comprehensive loss	$(16,122)
Balances, December 31, 2002		32,853	$329	$339,622	$30,412	$2,992	$373,355

Exercise of stock options	$—	874	8	7,800	—	—	7,808
Common stock repurchased and retired	—	(1,000)	(10)	(10,337)	(3,962)	—	(14,309)
Common stock issued under employee stock purchase plan	—	211	2	2,781	—	—	2,783
Stock-based compensation	—	—	—	501	—	—	501
Tax benefit from exercise of stock options	—	—	—	27	—	—	27
Net loss (restated, see Note 2)	(92,933)	—	—	—	(92,933)	—	(92,933)
Unrealized loss on marketable securities, net of tax	(33)	—	—	—	—	(33)	(33)
Foreign currency translation adjustments	5,870	—	—	—	—	5,870	5,870
Comprehensive loss (restated, see Note 2)	$(87,096)
Balances, December 31, 2003 (restated, see Note 2)		32,938	$329	$340,394	$(66,483)	$8,829	$283,069

Exercise of stock options	$—	377	4	4,738	—	—	4,742
Common stock repurchased and retired	—	(744)	(8)	(7,705)	(4,186)	—	(11,899)
Common stock issued under employee stock purchase plan	—	162	2	2,536	—	—	2,538
Stock-based compensation	—	—	—	21	—	—	21
Tax benefit from exercise of stock options	—	—	—	11	—	—	11
Other	—	—	—	—	(8)	—	(8)
Net loss	(16,244)	—	—	—	(16,244)	—	(16,244)
Unrealized loss on marketable securities	(335)	—	—	—	—	(335)	(335)
Foreign currency translation adjustments	3,780	—	—	—	—	3,780	3,780
Comprehensive loss	$(12,799)
Balances, December 31, 2004		32,733	$327	$339,995	$(86,921)	$12,274	$265,675

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31
		(Restated
		See Note 2)
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(16,244)	$(92,933)	$(19,236)
Adjustments to reconcile net loss to net cash provided by operating activities:
Tax benefit from exercise of stock options	11	27	8,948
Non-cash stock based compensation	21	411	(2)
Depreciation and amortization	21,851	22,273	19,142
Purchased in-process research and development	—	—	1,450
Provision for (reduction of) doubtful accounts	36	(683)	2,407
Other than temporary loss on investments	—	1,998	13,816
Non-cash restructuring charges and impairment loss	6,275	3,626	—
(Gain) loss on investments	401	(35)	368
Deferred income taxes	(900)	61,598	(7,713)
Other	(347)	66	(191)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	1,477	4,305	21,898
Prepaid and other assets	4,290	3,817	3,257
Income taxes receivable	1,641	4,650	(6,289)
Accounts payable	396	(2,325)	(1,150)
Accrued liabilities	1,531	(935)	(5,124)
Deferred revenues	4,108	3,427	254
Income taxes payable	438	(2,238)	(1,878)
Net cash provided by operating activities	24,985	7,049	29,957
Cash flows from investing activities:
Cash used in acquisitions, net of cash acquired	(9,632)	(9,877)	(89,010)
Purchases of property and equipment	(3,667)	(6,803)	(6,708)
Purchases of other investments	—	—	(10,060)
Proceeds from sales of other investments	—	—	1,967
Purchases of marketable securities	(188,319)	(166,955)	(164,891)
Sales and maturities of marketable securities	167,513	184,557	171,425
Deposits and other	—	—	(6,079)
Net cash provided by (used in) investing activities	(34,105)	922	(103,356)
Cash flows from financing activities:
Proceeds from exercises of stock options	4,742	7,808	12,218
Proceeds from issuance and exercise of warrants	—	—	2
Common stock repurchased	(11,899)	(14,309)	(49,667)
Proceeds from common stock issued under the employee stock purchase plan	2,538	2,783	3,307
Repayment of capital leases	—	(141)	(134)
Net cash used in financing activities	(4,619)	(3,859)	(34,274)
Effect of exchange rate changes on cash and cash equivalents	155	668	85
Net increase (decrease) in cash and cash equivalents	(13,584)	4,780	(107,588)
Cash and cash equivalents at beginning of period	34,761	29,981	137,569
Cash and cash equivalents at end of period	$21,177	$34,761	$29,981

Supplemental disclosure of cash flow information:
Cash paid (received) for income taxes, net of refunds	$(858)	$(9,607)	$5,378
Cash paid for interest	$87	$70	$12

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If compensation had been determined based on the fair value at the grant date for awards in 2004, 2003 and 2002, consistent with the provisions of SFAS No. 123, Advent’s net loss and net loss per share for fiscal 2004, 2003 and 2002, respectively, would have been as follows (in thousands, except per share data):

	Fiscal Years
	(Restated,	(Restated, See	(Restated,
	See Note 16)	Notes 2 and 16)	See Note 16)
	2004	2003	2002

Net loss - as reported	$(16,244)	$(92,933)	$(19,236)
Stock-based employee compensation expense included in reported net loss, net of tax	21	501	(2)
Total stock based employee compensation expense determined under fair value based method for all options, net of tax (1)	(16,626)	(31,112)	(19,414)

Net loss - pro forma	$(32,849)	$(123,544)	$(38,652)

Net loss per share:
Basic and diluted - as reported	$(0.49)	$(2.86)	$(0.57)
Basic and diluted - pro forma	$(1.00)	$(3.80)	$(1.15)

(1)          Amounts are shown net of tax benefit (expense) of $0, $(8.0) million and $5.8 million for fiscal 2004, 2003 and 2002, respectively. During the fourth quarter of 2003, the Company established a full valuation allowance against the Company’s deferred tax assets.

Such pro forma disclosures may not be representative of future compensation costs because options vest over several years and additional grants are made each year.

The weighted-average grant-date fair value of options granted were $11.15, $9.78 and $23.80 per option for fiscal 2004, 2003 and 2002, respectively. The weighted-average grant-date fair value of the Employee Stock Purchase Plan rights was $4.77, $5.01 and $6.72 per option for fiscal 2004, 2003 and 2002, respectively.

The fair value of each option grant and the Employee Stock Purchase Plan rights were estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Fiscal Years
	2004	2003	2002
Stock Options
Risk-free interest rate	3.1%	2.92%	4.06%
Volatility	66.6%	70.3%	68.8%
Expected life	5 years	5 years	5 years
Expected dividends	None	None	None

Employee Stock Purchase Plan *
Risk-free interest rate	1.82%	1.19%	1.15%
Volatility	32.3%	52.2%	73.8%
Expected life	6 months	6 months	6 months
Expected dividends	None	None	None

*                 The ESPP periods begin every six months in the second and fourth quarter of each year.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the effect of these changes on the Company’s consolidated balance sheet as of December 31, 2003 and the consolidated statement of operations, consolidated statement of stockholders’ equity and consolidated statement of cash flows for the year ended December 31, 2003 (in thousands):

	Consolidated Balance Sheet
	As Previously		As
December 31, 2003	Reported	Adjustments	Restated
Income taxes payable	$8,206	$(4,610)	$3,596
Total current liabilities	$61,750	$(4,610)	$57,140
Total liabilities	$68,044	$(4,610)	$63,434
Accumulated deficit	$(71,093)	$4,610	$(66,483)
Total stockholders equity	$278,459	$4,610	$283,069

	Consolidated Statement of Operations
	As Previously		As
Fiscal year ended December 31, 2003	Reported	Adjustments	Restated
Provision for (benefit from) income taxes	$59,412	$(4,610)	$54,802
Net loss	$(97,543)	$4,610	$(92,933)
Basic and diluted net loss per share	$(3.00)	$0.14	$(2.86)

	Consolidated Statement of
	Stockholders’ Equity
	As Previously		As
Fiscal year ended December 31, 2003	Reported	Adjustments	Restated
Net loss	$(97,543)	$4,610	$(92,933)
Retained earnings (accumulated deficit)	$(71,093)	$4,610	$(66,483)
Total stockholders’ equity	$278,459	$4,610	$283,069
Comprehensive loss	$(91,706)	$4,610	$(87,096)

	Consolidated Statement of Cash Flows
	As Previously		As
Fiscal year ended December 31, 2003	Reported	Adjustments	Restated
Net loss	$(97,543)	$4,610	$(92,933)
Income taxes payable	$2,372	$(4,610)	$(2,238)

See Note 16, “Restatement of Disclosure for Stock-Based Employee Compensation Expense,” to these consolidated financial statements for additional information regarding the restatement of the Company’s disclosure for stock-based employee compensation expense for fiscal 2002, 2003 and 2004.

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the balances previously reported and as reclassified as of December 31, 2003 (in thousands):

		Previously
	Reclassified	Reported
Cash and cash equivalents	$34,761	$83,334
Marketable securities	125,311	76,738
Total	$160,072	$160,072

At December 31, 2004, marketable securities were summarized as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value

Corporate debt securities and commercial paper	$96,592	$40	$(212)	$96,420
U.S. government debt securities	66,274	23	(253)	66,044
Total	$162,866	$63	$(465)	$162,464

Reported as:
Cash and cash equivalents				$18,112
Short-term marketable securities				144,352
Total				$162,464

The following table provides the breakdown of marketable securities with unrealized losses at December 31, 2004 (in thousands):

	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Commercial debt securities and commercial paper	$40,308	$(196)	$2,676	$(16)	$42,984	$(212)
U.S. government debt securities	49,720	(253)	—	—	49,720	(253)
Total	$90,028	$(449)	$2,676	$(16)	$92,704	$(465)

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

The following table summarizes the maturities of marketable securities at December 31, 2004 (in thousands):

	Amortized	Aggregate
	Cost	Fair Value

Due less than one year	$120,659	$120,476
Due greater than one year	42,207	41,988
Total	$162,866	$162,464

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides gross realized gains and losses related to the Company’s investments (in thousands):

	Fiscal Years
	2004	2003	2002

Gross realized gains	$173	$235	$566
Gross realized losses	(232)	(96)	(6)
Net realized gain (loss)	$(59)	$139	$560

At December 31, 2003, marketable securities were summarized as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value

Corporate debt securities and commercial paper	$132,968	$72	$(98)	$132,942
U.S. government debt securities	14,032	3	(1)	14,034
Municipal debt securities	700	—	—	700
Corporate equity securities	667	—	(77)	590
Total	$148,367	$75	$(176)	$148,266
Reported as:
Cash and cash equivalents				$22,955
Short-term marketable securities				125,311
Total				$148,266

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Estimated
	Remaining
	Useful Life	Purchase Price
	(Years)	Allocation

Goodwill		$8,908
Customer relationships	5	347
Sub-licensing agreement	5	1,875
Non-compete agreements	1	70
Tangible assets		1,809
Current liabilities		(2,600)
Deferred tax liabilities		(800)

Total purchase price		$9,609

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The final allocation of the Advent Hellas purchase price was as follows (in thousands, except estimated remaining useful life):

	Estimated
	Remaining
	Useful Life	Purchase Price
	(Years)	Allocation

Goodwill		$5,800
Customer relationship	6	1,600
Tangible assets		840
Deferred tax liabilities		(600)
Current liabilities		(1,000)

Total purchase price		$6,640

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

26

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The final allocation of the Techfi purchase price was as follows (in thousands, except estimated remaining useful life):

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Estimated
	Remaining
	Useful Life	Purchase Price
	(Years)	Allocation

Goodwill		$17,087
Existing technologies	3.5	2,060
Core technologies	4	490
Trade name/trademarks	6	200
Maintenance contracts	7	590
Non-compete agreements	5	3,150
Tangible assets		1,259
Deferred tax liabilities		(211)
Purchased IPR&D		1,450
Liabilities assumed		(3,289)

Total purchase price		$22,786

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

The final allocation of the Kinexus purchase price was as follows (in thousands, except estimated remaining useful life):

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Estimated
	Remaining
	Useful Life	Purchase Price
	(Years)	Allocation

Goodwill		$24,513
Existing technologies	3	3,900
Existing technologies-internal	2	498
Core technologies	3	2,100
Trade name/trademarks	3	600
Contracts and customer relationships	3	9,400
Tangible assets		3,593
Net deferred tax assets		39,758
Liabilities assumed		(38,824)

Total purchase price		$45,538

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

	Fiscal Years
	2004	2003

Net revenues	$151,121	$139,824
Net loss	$(17,176)	$(91,745)
Net loss per share-basic and diluted	$(0.52)	$(2.83)

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

Fiscal Year
2002

Net revenues	$163,087
Net loss	$(20,961)
Net loss per share-basic and diluted	$(0.62)

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a summary of intangible assets (in thousands, except weighted average amortization period):

	Weighted Average	Other		Other
	Amortization	Intangibles,	Accumulated	Intangibles,
	Period (Years)	Gross	Amortization	Net

Purchased technologies	4.9	$12,776	$(9,779)	$2,997
Customer relationships	5.5	22,589	(11,099)	11,490
Other intangibles	2.5	307	(126)	181
Balance at December 31, 2004		$35,672	$(21,004)	$14,668

	Weighted Average	Other		Other
	Amortization	Intangibles,	Accumulated	Intangibles,
	Period (Years)	Gross	Amortization	Net

Purchased technologies	4.2	$19,784	$(11,024)	$8,760
Customer relationships	4.9	31,444	(12,840)	18,604
Other intangibles	5.0	6,405	(3,274)	3,131
Balance at December 31, 2003		$57,633	$(27,138)	$30,495

The changes in the carrying value of intangible assets for fiscal 2004, 2003 and 2002 were as follows (in thousands):

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Accumulated
	Gross	Amortization	Net

Balance at December 31, 2001	$26,393	$(4,718)	$21,675
Additons	28,740	—	28,740
Amortization	—	(10,862)	(10,862)
Other adjustments	1,604	—	1,604

Balance at December 31, 2002	56,737	(15,580)	41,157
Additons	2,292	—	2,292
Amortization	—	(13,534)	(13,534)
Impairment	(1,400)	513	(887)
Other adjustments	4	1,463	1,467

Balance at December 31, 2003	57,633	(27,138)	30,495
Additons	2,181	—	2,181
Amortization	—	(13,296)	(13,296)
Impairment	(25,692)	20,280	(5,412)
Other adjustments	1,550	(850)	700

Balance at December 31, 2004	$35,672	$(21,004)	$14,668

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Based on the carrying amount of intangible assets as of December 31, 2004, the estimated future amortization is as follows (in thousands):

	Fiscal Years
	2005	2006	2007	2008	2009	Total

Developed technology	$2,439	$480	$78	$—	$—	$2,997
Other intangibles	4,306	4,107	1,868	948	442	11,671

Total	$6,745	$4,587	$1,946	$948	$442	$14,668

The following is a summary of other assets, net (in thousands):

	December 31
	2004	2003

Long-term investments, gross	$16,300	$16,558
Accumulated write-downs due to other-than-temporary decline in value	(7,658)	(7,655)
Long-term investments, net	8,642	8,903
Long-term prepaids	3,303	5,096
Cash held in escrow	—	312
Depsits	1,417	1,127

Total other assets, net	$13,362	$15,438

Long-term investments include equity investments in several privately held companies, most of which can still be considered in the start-up or development stages. In 2002, Advent acquired approximately 15% of the outstanding stock of LatentZero Limited

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth an analysis of the components of the restructuring charges and the payments and non-cash charges made against the accrual as of December 31, 2004 (in thousands):

			Property &
	Facility Exit	Severance and	Equipment
	Costs	Benefits	Abandoned	Total

Balance of restructuring accrual at December 31, 2002	$—	$—	—	$—

Restructuring charges	3,247	5,004	861	9,112
Reversal of deferred rent related to facilities exited	194	—	—	194
Cash payments	(1,257)	(4,750)	—	(6,007)
Non-cash charges	(3)	(90)	(861)	(954)
Balance of restructuring accrual at December 31, 2003	2,181	164	—	2,345

Restructuring charges	5,027	136	863	6,026
Reversal of deferred rent related to facilities exited	272	—	—	272
Cash payments	(2,529)	(189)	—	(2,718)
Non-cash charges	—	—	(863)	(863)
Adjustment of prior restructuring costs	(794)	(99)	—	(893)
Balance of restructuring accrual at December 31, 2004	$4,157	$12	$—	$4,169

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Income Taxes

The components of loss before income taxes were as follows (in thousands):

	Fiscal Years
	2004	2003	2002

U.S.	$(12,086)	$(34,455)	$(21,729)
Foreign	(4,138)	(3,676)	(1,471)
Total	$(16,224)	$(38,131)	$(23,200)

The components of the income tax provision (benefit) included (in thousands):

	Fiscal Years
		(Restated,
		See Note 2)
	2004	2003	2002
Current:
Federal	$—	$(6,219)	$3,607
State	903	505	656
Foreign	303	525	135
Deferred:
Federal	—	53,648	(6,395)
State	—	7,200	(1,414)
Foreign	(1,186)	(857)	(553)
Total	$20	$54,802	$(3,964)

The effective income tax rate on earnings differed from the United States statutory tax rate as follows:

	Fiscal Years
		(Restated,
		See Note 2)
	2004	2003	2002
Statutory federal rate	(35.0)%	(35.0)%	(35.0)%
State taxes	5.6	19.8	(2.1)
Research and development tax credits	(9.2)	(1.9)	(10.0)
In-process research and development	—	—	2.2
Change in valuation allowance	34.7	158.5	22.4
Foreign taxes	1.5	2.5	6.5
Other (net)	2.5	(0.2)	(1.1)
Total	0.1%	143.7%	(17.1)%

As of December 31, 2004, Advent made no provision for a cumulative total of $383,000 of undistributed earnings for certain non-U.S. subsidiaries, which have been or are intended to be permanently reinvested.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31
	2004	2003
Current deferred tax assets:
Deferred revenue	$198	$418
Other accrued liabilities and reserves	5,910	3,526
State taxes	—	(5)
Other	22	14
Valuation allowance	(6,130)	(3,953)
Total current	—	—
Non-current deferred tax assets:
Depreciation and amortization	15,870	15,704
Net operating losses, capital losses and credit carryforwards	78,022	66,172
Other	1,335	899
Valuation allowance	(95,227)	(82,775)
Total non-current	—	—
Deferred tax assets	—	—
Deferred tax liabilities	(2,250)	(2,812)
Net deferred tax liabilities	$(2,250)	$(2,812)

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

	Future	Future
	Lease Payments	Sub-lease Income

2005	$8,932	$621
2006	8,202	1,022
2007	6,626	1,022
2008	6,252	966
2009	3,219	801
Thereafter	4,616	1,910
Total	$37,847	$6,342

Rent expense for fiscal 2004, 2003 and 2002 was $7.7 million, $8.5 million and $7.7 million, respectively, net of sub-lease income of $236,000, $183,000 and $159,000 in fiscal 2004, 2003 and 2002, respectively.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 11—Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Years
		(Restated,
		See Note 2)
	2004	2003	2002
Numerator for basic and diluted net loss per share — net loss available to common stockholders	$(16,244)	$(92,933)	$(19,236)

Denominator for basic and diluted net loss per share — weighted average shares	32,944	32,473	33,659

Basic and diluted net loss per share	$(0.49)	$(2.86)	$(0.57)

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of the status of the Company’s stock option plans for the periods presented is as follows (in thousands, except weighted average exercise price):

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	5,205	$18.51	4,265	$19.03	6,930	$26.67
Options granted	1,468	$19.29	2,977	$17.86	923	$39.67
Options exercised	(377)	$12.56	(874)	$8.93	(836)	$14.67
Options canceled	(586)	$22.60	(1,163)	$25.94	(2,752)	$46.46
Outstanding at end of year	5,710	$18.69	5,205	$18.51	4,265	$19.03
Exercisable at end of year	3,165	$18.54	3,027	$17.98	2,963	$16.13

The options and warrants outstanding and currently exercisable by exercise price at December 31, 2004 were as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life (in years)	Price	Exercisable	Price
	(in thousands)			(in thousands)
$1.67 - $12.42	963	2.56	$9.10	963	$9.10
$12.50 - $17.13	999	7.79	$15.53	450	$15.33
$17.16 - $18.71	885	9.33	$18.04	30	$17.65
$18.88 - $18.88	1,256	6.28	$18.88	788	$18.88
$18.95 - $21.38	1012	7.8	$20.57	399	$21.05
$21.54 - $60.38	595	5.67	$36.88	535	$35.90
	5,710	6.59	$18.69	3,165	$18.54

The options available for grant for the periods presented were as follows (in thousands):

	Fiscal Years
	2004	2003	2002

Beginning balance	2,736	3,892	1,403
Options authorized	655	658	660
Options granted	(1,468)	(2,977)	(923)
Options canceled	586	1,163	2,752
Ending balance	2,509	2,736	3,892

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Long-lived assets (1):
United States	$22,665	$29,635	$42,374
International	486	282	290
Total long-lived assets	$23,151	$29,917	$42,664

	Fiscal Years
	2004	2003	2002
Geographic net sales (2):
United States	$136,804	$127,676	$151,511
International	13,186	9,483	7,925
Total net sales	$149,990	$137,159	$159,436

(1)	Long-lived assets exclude goodwill, intangible assets, financial instruments and deferred tax assets.
(2)	Geographic net sales are based on the location to which the product is shipped.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16—Restatement of Pro Forma Disclosure for Stock-Based Employee Compensation Expense

In connection with its preparation of the condensed consolidated financial statements for the quarter ended March 31, 2005, management of the Company determined that the Company’s pro forma disclosures relating to stock-based employee compensation expense presented in its consolidated financial statements for the years ending December 31, 2002, 2003 and 2004 and for the first three quarters of 2003 and 2004 were incorrect. Specifically, the errors related to the calculation of the effect of a stock option exchange program that took place on December 4, 2002, and the overall determination of the tax treatment of the pro forma option expense. As a result of these errors, Advent has restated the disclosure for stock-based employee compensation expense for fiscal 2002, 2003 and 2004 presented below, which are reflected in Note 1 to the financial statements of this Annual Report on Form 10-K/A for the year ended December 31, 2004. These errors had no impact on our balance sheets, statements of operations, cash flows, comprehensive income or stockholders’ equity for any period.

The following is a summary of the effect of these corrections on the pro forma calculation of Advent’s stock-based employee compensation expense, net loss and net loss per share for fiscal 2004, 2003 and 2002 had compensation been determined based on the fair value at the grant date for awards (in thousands, except per share data):

	As Previously		As
	Reported	Adjustments	Restated
Fiscal 2004
Net loss - as reported	$(16,244)	$—	$(16,244)
Stock-based employee compensation expense included in reported net loss, net of tax	21	—	21
Total stock-based employee compensation expense determined under fair value based method for all options, net of tax	(9,443)	(7,183)	(16,626)

Net loss - pro forma	$(25,666)	$(7,183)	$(32,849)

Net loss per share:
Basic and diluted - as reported	$(0.49)	$—	$(0.49)
Basic and diluted - pro forma	$(0.78)	$(0.22)	$(1.00)

Fiscal 2003
Net loss - as reported	$(92,933)	$—	$(92,933)
Stock-based employee compensation expense included in reported net loss, net of tax	501	—	501
Total stock-based employee compensation expense determined under fair value based method for all options, net of tax	(12,101)	(19,011)	(31,112)

Net loss - pro forma	$(104,533)	$(19,011)	$(123,544)

Net loss per share:
Basic and diluted - as reported	$(2.86)	$—	$(2.86)
Basic and diluted - pro forma	$(3.22)	$(0.58)	$(3.80)

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As Previously		As
	Reported	Adjustments	Restated
Fiscal 2002
Net loss - as reported	$(19,236)	$—	$(19,236)
Stock-based employee compensation expense included in reported net loss, net of tax	(2)	—	(2)
Total stock-based employee compensation expense determined under fair value based method for all options, net of tax	(14,113)	(5,301)	(19,414)

Net loss - pro forma	$(33,351)	$(5,301)	$(38,652)

Net loss per share:
Basic and diluted - as reported	$(0.57)	$—	$(0.57)
Basic and diluted - pro forma	$(0.99)	$(0.16)	$(1.15)

Supplementary Quarterly Financial Data (Unaudited)(8)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
2004*(1)(2)(3)(4):
Net revenues	$35,722	$36,024	$37,288	$40,956
Gross margin	$23,333	$22,821	$23,851	$27,030
Loss from operations	$(1,274)	$(9,126)	$(4,563)	$(3,166)
Net loss	$(1,148)	$(9,247)	$(5,133)	$(716)
Net loss per share - basic and diluted	$(0.03)	$(0.28)	$(0.16)	$(0.02)

2003(5)(6)(7)
Net revenues	$33,044	$32,758	$34,484	$36,873
Gross margin	$19,869	$18,217	$19,975	$22,074
Loss from operations	$(11,679)	$(13,977)	$(8,652)	$(5,351)
Net loss	$(7,480)	$(9,596)	$(5,449)	$(70,408)
Net loss per share - basic and diluted	$(0.23)	$(0.30)	$(0.17)	$(2.15)

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

The following is a summary of the effect of these corrections on the Company’s consolidated statement of operations for the quarters ended March 31, 2004, June 30, 2004, and September 30, 2004 (in thousands):

	As Previously
	Reported	Adjustments	As Restated
Quarter ended March 31, 2004
Net revenues	$36,836	$(1,114)	$35,722

Quarter ended June 30, 2004
Net revenues	$37,003	$(979)	$36,024
Loss from operations	$(8,263)	$(863)	$(9,126)
Net loss	$(8,384)	$(863)	$(9,247)
Net loss per share-basic and diluted	$(0.25)	$(0.03)	$(0.28)

Quarter ended September 30, 2004
Net revenues	$38,616	$(1,328)	$37,288
Loss from operations	$(4,599)	$36	$(4,563)
Net loss	$(5,169)	$36	$(5,133)
Net loss per share-basic and diluted	$(0.16)	$—	$(0.16)

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

The following is a summary of the effect of these changes on the Company’s consolidated statement of operations for the quarter ended December 31, 2003 (in thousands):

	As Previously
	Reported	Adjustments	As Presented
Quarter ended December 31, 2003
Net loss	$(75,018)	$4,610	$(70,408)
Net loss per share—basic and diluted	$(2.29)	$0.14	$(2.15)

(6)                                  In the fourth quarter of 2003, we began presenting amortization of developed technology within cost of revenues. All prior periods have been reclassified to the current presentation.

(7)                                  The fourth quarter of 2003 included a provision for income taxes of $65.9 million (as restated) as a result of recording a full valuation allowance against our deferred tax assets in the United States.

(8)           In addition, the following supplementary quarterly data is a summary of the effect of corrections on the pro forma calculation of Advent’s stock-based employee compensation expense, net loss and net loss per share for the first three quarters of fiscal 2003 and 2004 had compensation been determined based on the fair value at the grant date for awards (in thousands, except per share data):

Three months ended March 31, 2004
Net loss - as reported	$(1,148)	$—	$(1,148)
Stock-based employee compensation expense included in reported net loss, net of tax	12	—	12
Total stock-based employee compensation expense determined under fair value based method for all options, net of tax	(2,551)	(2,029)	(4,580)

Net loss - pro forma	$(3,687)	$(2,029)	$(5,716)

Net loss per share:
Basic and diluted - as reported	$(0.03)	$—	$(0.03)
Basic and diluted - pro forma	$(0.11)	$(0.06)	$(0.17)

Three months ended June 30, 2004
Net loss - as reported	$(9,247)	$—	$(9,247)
Stock-based employee compensation expense included in reported net loss, net of tax	6	—	6
Total stock-based employee compensation expense determined under fair value based method for all options, net of tax	(2,516)	(1,477)	(3,993)

Net loss - pro forma	$(11,757)	$(1,477)	$(13,234)

Net loss per share:
Basic and diluted - as reported	$(0.28)	$—	$(0.28)
Basic and diluted - pro forma	$(0.35)	$(0.05)	$(0.40)

Three months ended September 30, 2004
Net loss - as reported	$(5,133)	$—	$(5,133)
Stock-based employee compensation expense included in reported net loss, net of tax	3	—	3
Total stock-based employee compensation expense determined under fair value based method for all options, net of tax	(2,247)	(1,844)	(4,091)

Net loss - pro forma	$(7,377)	$(1,844)	$(9,221)

Net loss per share:
Basic and diluted - as reported	$(0.16)	$—	$(0.16)
Basic and diluted - pro forma	$(0.22)	$(0.06)	$(0.28)

	As Previously		As
	Reported	Adjustments	Restated
Three months ended March 31, 2003
Net loss - as reported	$(7,480)	$—	$(7,480)
Stock-based employee compensation expense included in reported net loss, net of tax	—	—	—
Total stock-based employee compensation expense determined under fair value based method for all options, net of tax	(1,908)	(2,856)	(4,764)

Net loss - pro forma	$(9,388)	$(2,856)	$(12,244)

Net loss per share:
Basic and diluted - as reported	$(0.23)	$—	$(0.23)
Basic and diluted - pro forma	$(0.29)	$(0.09)	$(0.38)

Three months ended June 30, 2003
Net loss - as reported	$(9,596)	$—	$(9,596)
Stock-based employee compensation expense included in reported net loss, net of tax	180	81	261
Total stock-based employee compensation expense determined under fair value based method for all options, net of tax	(2,372)	(2,422)	(4,794)

Net loss - pro forma	$(11,788)	$(2,341)	$(14,129)

Net loss per share:
Basic and diluted - as reported	$(0.30)	$—	$(0.30)
Basic and diluted - pro forma	$(0.37)	$(0.07)	$(0.44)

	As Previously		As
	Reported	Adjustments	Restated
Three months ended September 30, 2003
Net loss - as reported	$(5,449)	$—	$(5,449)
Stock-based employee compensation expense included in reported net loss, net of tax	85	42	127
Total stock-based employee compensation expense determined under fair value based method for all options, net of tax	(1,731)	(2,592)	(4,323)

Net loss - pro forma	$(7,095)	$(2,550)	$(9,645)

Net loss per share:
Basic and diluted - as reported	$(0.17)	$—	$(0.17)
Basic and diluted - pro forma	$(0.22)	$(0.08)	$(0.30)

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report on Form 10-K/A. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that because of the material weaknesses in internal control over financial reporting identified in Management’s Report on Internal Control over Financial Reporting (restated) appearing on page 4, our disclosure controls and procedures were ineffective as of December 31, 2004, to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

3. Exhibits

The following exhibits are filed as a part of, or incorporated by reference into this Form 10-K/A:

Exhibit Number	Description of Document

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized, on this 30th day of November, 2005.

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

Signature	Title	Date

*	Chief Executive Officer and President (Principal Executive Officer)	November 30, 2005
Stephanie G. DiMarco

/s/ GRAHAM V. SMITH	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	November 30, 2005
Graham V. Smith

*	Director	November 30, 2005
A. George Battle

*	Director	November 30, 2005
Terry H. Carlitz

*	Director	November 30, 2005
James P. Roemer

*	Chairman of the Board	November 30, 2005
John H. Scully

*	Director	November 30, 2005
Wendell G. Van Auken

*	Director	November 30, 2005
William F. Zuendt

* By:	/s/ GRAHAM V. SMITH
(Graham V. Smith) Attorney-in-Fact