Form 10-K
period 2005-12-31
ADVENT SOFTWARE INC /DE/
filed 2006-03-31
CIK 1002225

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        The number of shares of the registrant's common stock outstanding as of June 30, 2005 was 30,403,488. The aggregate market value of the registrant's common stock held by non-affiliates, based upon the closing price on June 30, 2005, as reported on the NASDAQ National Market System, was approximately $354 million. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 22, 2006, there were 30,467,544 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrants definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 17, 2006 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part herein.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        You should read the following discussion in conjunction with our consolidated financial statements and related notes. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended, including, but not limited to statements referencing our expectations relating to future revenues and expenses. Forward-looking statements can be identified by the use of terminology such as "may", "will", "should", "expect", "plan" "anticipate", "believe", "estimate", "predict", "potential", "continue" or other similar terms and the negative of such terms regarding beliefs, plans, expectations or intentions regarding the future. Forward looking statements include, among others, statements regarding growth in the investment management market and opportunities for us related thereto, future expansion, acquisition, divestment of or investment in other businesses, projections of revenues, future cost and expense levels, expected timing and amount of amortization expenses related to past acquisitions, the adequacy of resources to meet future cash requirements, estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, future client wins, future hiring and future product introductions. Such forward-looking statements are based on our current plans and expectations and involve known and unknown risks and uncertainties which may cause our actual results or performance to be materially different from any results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to the "Risk Factors" set forth below as well as other risks identified from time to time in other Securities and Exchange Commission ("SEC") reports. You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results, levels of activity or performance and represent our expectations only as of the date they are made.

        Unless expressly stated or the context otherwise requires, the terms "we", "our", "us", the "Company" and "Advent" refer to Advent Software, Inc. and its subsidiaries.

PART I

Item 1. Business

Overview

        Advent Software, Inc. was founded and incorporated in 1983 in California and reincorporated in Delaware in November 1995. We offer integrated software solutions for automating and integrating data and work flows across investment management organizations, as well as the information flows between the investment management organization and external parties. Our products are intended to increase operational efficiency, improve the accuracy of client information and enable better decision-making. Each solution focuses on specific mission-critical functions of the investment management organization and is tailored to meet the needs of the particular client, as determined by size, assets under management and complexity of the investment environment.

        Our business is organized into two reportable segments, Advent Investment Management and MicroEdge. Advent Investment Management is our core business and derives revenues from the development, marketing and sale of stand-alone and client/server software products, data interfaces and related maintenance and services that automate, integrate and support certain mission critical functions of investment management organizations. MicroEdge derives revenues from the sale of software and services for grant management, matching gifts and volunteer tracking for the grantmaking community worldwide. For additional information regarding our reportable segments and geographic areas, see Note 12, "Segment and Geographical Information", to our consolidated financial statements.

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

        Advent's common stock (ticker symbol: ADVS) has traded on the NASDAQ National Market since its initial public offering on November 15, 1995. Our fiscal year ends on December 31.

Our Industry and Clients

        Our clients include a range of organizations that manage, advise or perform recordkeeping functions on financial assets. They include asset managers, investment advisors, prime brokers, fund administrators, hedge funds, family offices, banks and trusts. Our clients also include corporations, public funds, foundations, universities and non-profit organizations that perform similar portfolio management functions. In fiscal 2005, 2004 and 2003, no single customer accounted for more than 10% of our total revenues. Our international sales represented 11% of our net revenues in 2005, compared to 9% in 2004 and 7% in 2003.

        The investment management industry has experienced periods of both significant growth and contraction, which has led to varying levels of demand for our software products by investment management organizations. Nevertheless, investment managers continue to be faced with complex portfolio accounting and management requirements, as well as extensive and evolving industry standards and government regulations, with which they have to comply.

        These trends have increased the volume and complexity of information and data flows within investment management organizations and between these organizations and third parties, such as brokerage firms, clients, custodians, banks, pricing services and other data providers. Consequently, in order to operate efficiently, investment management organizations automate and integrate their mission-critical and labor-intensive functions, including: (i) investment decision support; (ii) trade order management and compliance; (iii) portfolio accounting, performance measurement and report generation; and (iv) client relationship management. Investment management organizations historically have relied on internally developed systems, third party systems, outsourced services or spreadsheet-based systems to manage these information flows. Due to limitations in each of these types of systems, investment management organizations are demanding highly functional, easy-to-use, scalable, flexible and cost-effective software applications.

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

Strategy

        During 2005, we continued our transition strategy which we began in 2003. In 2003, we formulated a strategy to return our focus to established core products and reduce our cost structure. During 2003, we implemented the first phase of this transition by initiating restructuring programs to bring costs more into line with revenues, made changes to our management team and rationalized our product offerings. In 2004, we completed the second phase of this transition by improving our financial performance, introducing upgrades and enhancements on all of our major products and improving our client relationships. We also began selling a significant amount of software licenses on a term basis.

        In 2005, we began the third phase of our transition strategy: growth and improving profitability. The goals and priorities we set for 2005 were:

  •
  improving the Company's financial performance;

  •
  growing our customer base across all the markets we serve; and

  •
  launching leading edge products to help our customers grow their business.

        During 2005, we moved ahead aggressively with the transition in our business to a term license model from a perpetual model. Under a perpetual pricing model, customers purchase a license to use our software indefinitely and we recognize all license revenue at the time of sale; and maintenance is purchased under an annual renewable contract, and is recognized ratably over the contract period. Under a term pricing model, customers purchase a license to use our software and receive maintenance for a fixed period of time and we recognize the license and maintenance revenue ratably over the length of the contract. This has the effect of lowering license revenues in the early stages of the transition, but increasing the total potential value of the customer relationship. For example, over an eight year period, a customer may enter into two or more contracts for the same software product and services under a term license model whereas under a perpetual model, the initial license belongs to the customer indefinitely. Moving our core business new customer sales to term will have the effect of lowering our revenue growth in 2006 and over the next several years. However, because our products are used by our customers for an average of eight years or more, we believe this change to our business model is extremely significant for the long-term growth and value of the business. During 2005, we recognized approximately 24% of license revenue and approximately 3% of maintenance and other recurring revenue from term licenses, and signed new term business with a total contract value for license and maintenance of $22.8 million. We recognized approximately 10% of this $22.8 million in bookings as revenue during fiscal 2005, and expect the remainder to be recognized over approximately three years.

        Despite this transition to term licenses, total revenues in 2005 were $168.7 million, up 12.5 percent from 2004. Net income was $14.1 million compared to a loss of $16.2 million in 2004, an absolute improvement of $30.3 million. We also generated $36.7 million in cash from operations during the year, up from $25.0 million in 2004.

        We focused in 2005 on delivering new products as well as upgrades to existing products. In 2005, we launched new versions of Axys, Moxy, Advent Partner and Geneva, as well as a new product to work with Geneva, Workflow Manager. Workflow Manager enables system integration and business process automation across multiple systems, addressing a key need of our largest customers.

        In August 2005, we introduced the latest version of Axys, which continues to be a very important product for us, and for the approximately 4,000 customers using it. This version of Axys features new reporting capabilities, improved support for operating systems and third-party technologies, and greater automation for managers. Axys customers have the option to use reports that provide information usually requested by the SEC. The release is consistent with our future plans for Axys. We will continue to add functionality to address changes in areas such as the regulatory environment, operating system platform requirements, third-party technologies and demand for new reports. Clients seeking platform upgrades, increased integration with other products, or significant new functionality will likely want to migrate to either Advent Portfolio Exchange ("APX") or Geneva products.

        In September 2005, we launched APX. APX combines portfolio accounting, reporting and client relationship management into a single platform, and features an industry-standard relational database and sophisticated security and audit features, combining both front and back office operations into a single, customizable solution. APX is positioned between Axys and Geneva, expanding our product portfolio and allowing us to offer a comprehensive product to firms that have been underserved in the past.

        We added approximately 350 new customers across all our core product areas during the year, including 17 new Geneva clients and 21 APX clients. We are also offering Geneva in a hosted environment through an agreement reached with Paladyne Systems, a provider of alternative investment solutions. Geneva will be part of Paladyne's fully-integrated front-to-back office solution developed specifically for the hedge fund industry.

        Looking ahead, we are committed to continuing the strategy of innovation that has been a hallmark of Advent's success. Our strategy is primarily one of organic growth, which we believe ultimately delivers the highest quality systems to our customers. We are committed to making the required investments in product development going forward to deliver mission-critical solutions to the market.

        In 2006, we will continue with the third phase of our transition strategy, growth and improving profitability. However, the recognition of stock-based employee compensation expense beginning in the first quarter of 2006 and costs associated with the move of our headquarters in the third quarter of 2006 are expected to have a significant adverse impact on our results of operations.

        Our strategy will be to focus on three major revenue sources: (a) Enterprise Software; (b) Straight Through Processing ("STP") and Market Data; and (c) Professional Services and Support. In addition, we will continue to transition our software licenses from perpetual to term licenses.

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

          Professional Services and Support.    Our goal is to continuously improve our Professional Services and Support revenue and profitability and, at the same time, build competitive advantage by delivering high quality services that ensure our customers' satisfaction and success.

        We continue to assess various parts of our business, and may in the future divest certain areas of our business which are not consistent with our current strategy, or may acquire new products or businesses which complement our current strategy.

Products and Services

        Our Advent Investment Management segment offers integrated software solutions for automating and integrating data and work flows across investment management organizations, as well as the information flows between investment management organizations and external parties. Our products are intended to increase operational efficiency, achieve timely regulatory compliance, improve the accuracy of client information and enable better decision-making. Each solution focuses on specific mission-critical functions of an investment management organization and is configured to meet the needs of the particular client, as determined by size, assets under management and complexity of the investment environment.

        We offer solutions for customers in numerous markets, which include:

  •
  Advent® for Asset Managers

  •
  Advent® for Global Asset Managers

  •
  Advent® for Hedge Fund Managers

  •
  Advent® for Fund Administrators

  •
  Advent® for Banks and Trusts

  •
  Advent® for Family Offices

  •
  Advent® for Financial Advisors

        These solutions are comprised of various combinations of software products, data integration tools and professional services all aimed at solving our clients' critical business needs. Advent Office®, the Company's suite of integrated products, addresses the demand to automate the entire range of investment management functions. As of December 31, 2005, our Advent Office suite of products generally included Advent Portfolio Exchange, Axys, Moxy, Qube, Advent Partner and other associated products and services.

  Software Solutions

  •
  Advent Portfolio Exchange® is Advent's next-generation portfolio management and reporting system that fully integrates the front-office functions of prospecting, marketing and customer relationship management with the back-office operations of portfolio accounting and reporting. Targeted to investment managers managing more than $1 billion in assets, this enterprise solution leverages a single SQL database to deliver client and prospect information to operations, marketing and portfolio managers through a browser-based user interface. With APX, firms can manage a full range of instruments, including domestic and international equities, mutual funds, fixed income, equity options and derivatives, and variable rate securities. APX supports both institutional and high-net-worth individual portfolios and separate accounts, and offers integrated multi-currency capabilities. APX is designed for total compatibility with Advent's Moxy trading platform for seamless integration between trading and portfolio management.

  •
  Axys® is a highly functional portfolio management and reporting system for investment management organizations of all sizes. Axys provides investment professionals with broad portfolio accounting functionality, timely decision support, sophisticated performance measurement and flexible reporting. Specifically, clients can record, account for and report on a variety of investment instruments, including equities, fixed income, mutual funds and cash. Axys users gain access on demand to portfolio holdings, asset allocation, realized and unrealized gains and losses, actual and projected income and other valuable data. Portfolio performance can be measured for individual portfolios or related groups, and for any specified time period. In addition, clients can easily generate fully customized reports with the assistance of Report Writer Pro. Axys offers integrated multi-currency capabilities which, among other things, allow reports to be restated in any currency, tracks reclaimable foreign withholding tax and can identify components of return attributable to market prices versus currency rate fluctuations.

  •
  Geneva® is a global, real-time portfolio accounting system designed to meet the needs of global asset managers and service providers with complex, international accounting requirements and/or wide instrument coverage needs. Clients currently include hedge funds, institutional asset managers, prime brokers, and fund administrators. Geneva offers feature-rich accounting, flexible reporting (including profit and loss reporting by strategy) and sophisticated multi-currency capabilities. Geneva delivers the industry's only "main memory" database system, offering more accurate and flexible reporting, and eliminating batch processing and time-consuming error corrections. Geneva also unifies the general ledger and portfolio sub-ledgers, for real-time reporting and seamless, automated reconciliation. Geneva features unmatched throughput for high trading volume across multiple instruments and currencies; fast, flexible, accurate reporting capabilities and real-time information access; rapid, global error correction and instant updating throughout the system; and scalability to help firms increase asset and trade volumes, without adding headcount.

  •
  Moxy® automates and streamlines the trading and order management process of partial and complete executions and allows the user to send allocation results using OASYS, an external electronic allocation system, to communicate allocations to brokers electronically. Moxy also provides internet-ready electronic order routing based on the industry standard FIX messaging protocol so that Moxy users can route trades electronically to any FIX-compliant broker or crossing network that supports the internet or other TCP/IP connections. Trades are executed, processed, settled and accounted for without manual intervention. Moxy electronically posts allocated trades into both Geneva and Axys on demand, eliminating time-consuming and error-prone manual entry.

  •
  Advent Partner® is a partnership allocation system that integrates with both Axys and Geneva. This product is specifically designed for hedge funds, fund administrators, prime brokers and accounting firms that face the complex and time-consuming task of consistently and accurately accounting for and reporting on partnerships and hedge funds. This product tracks partner-specific information and handles the complexities of allocating realized and unrealized gains and losses for tax purposes. In addition, Advent Partner calculates performance incentive and management fees, provides on-demand partner and partnership reporting on an economic or tax allocation basis, and streamlines the production of partnership tax returns.

  •
  Qube® is designed to help securities professionals develop and improve client relationships by automating scheduling, tracking client communications and managing client data. Qube, whose functionality is included in APX, integrates with portfolio information in Axys and enables investment professionals to interactively screen client investment profiles and notes from conversations to identify appropriate candidates for various investment opportunities.

  •
  Rex®, enables reconciliation management. Rex is integrated with Axys and is designed for firms that want to electronically reconcile information stored in Axys against custodial information. Rex works in conjunction with Advent Custodial Data, which provides data from a firm's custodian(s).

  •
  WealthLine® is a Web-based wealth management reporting platform providing tools for financial institutions to collaborate with their clients. WealthLine gives financial advisors a sophisticated, customizable, and cost-effective solution for furnishing personalized content and exceptional service to their clients.

  •
  Advent Browser Reporting® for Enterprise Users allows investment professionals the ability to access Axys from remote locations via the internet and run Axys reports as if they are in their own offices.

  •
  Advent Warehouse® is a data warehouse solution designed to allow investment professionals to readily access investment data regardless of how the data was created or maintained, without impacting the performance of their high volume transaction-based Advent Office systems.

  Data and Data Integration Services

  •
  Advent® Custodial Data provides account level information from a firm's custodian(s) through a single, secure connection to a data network managed by Advent. Using Advent Custodial Data, firms can reconcile positions, transactions and cash activity on an exceptions-only basis, or firms can post data directly into Axys.

  •
  Advent Corporate Actions® produces customized position-level reports, facilitates corporate action elections, and creates Axys-ready transactions including cost basis, taxability, and other data elements. Using Advent Corporate Actions, firms can receive timely and complete notification of elections, update their portfolio accounting system, and track actions from their announcement until they are effective.

  •
  Advent® Wealth Service is an outsourced data management, reconciliation and reporting service for family offices, private client enterprises and high net worth advisors and managers. Advent Wealth Service provides complete account coverage by combining the power of the industry's broadest electronic account information network with our high quality data management and account consolidation services. Using Advent Wealth Service, advisors and managers can report on in-house managed accounts and externally managed accounts, view complete asset allocation information, and provide holistic advice to their clients.

  •
  Advent® Market Data is our subscription-based and transaction-based services and allows clients to download pricing, corporate actions and other data from third party vendors such as Financial Times/Interactive Data ("FTID").

  Outsourced Solutions

  •
  Advent® Back Office Service delivers an outsourced, daily reconciliation and portfolio reporting service. Firms that subscribe to Advent BackOffice Service can run performance reports locally using their own version of Axys, or remotely via an internet browser. Advent BackOffice Service is attractive to firms that may not have the resources to manage, support, and administer these operations in-house.

  •
  AdvisorMart® is a secure, hosted on-line consolidated reporting and portfolio management system for financial planners and individual advisors.

  Grantmaking Community and Non-profit Organizations

        Our MicroEdge segment, a leading provider of information technology solutions to the grantmaking community, provides the following products:

  •
  GIFTS® is MicroEdge's suite of Windows and web-based GIFTS software, and improves workflow across the full lifecycle of grantmaking from receipt of application through post-grant evaluations and closure. MicroEdge's robust and customizable solution can be tailored to suit diverse workflow requirements.

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

  Professional Services

        Professional services consist of consulting, project management, implementation, integration, custom report writing, and training. Many of our clients purchase consulting services from us to support their implementations, assist in the conversion of their historical data and provide ongoing training and education. Consulting services may be required for as little as a few days or for up to several months for large implementations. We believe that consulting services facilitate a client's early success with our products, strengthen the relationship with the client and generate valuable feedback for our product development group.

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

  •
  Investment Management Group, selling solutions based on Advent Portfolio Exchange, Axys, Moxy, Qube, Rex, WealthLine, Advent Custodial Data, Advent Back Office Service and other associated products and services into asset managers, banks and trusts, hedge funds, family offices and financial advisors; and

  •
  Grantmaking, Community and Non-profit Organizations, selling Gifts, FIMS and FoundationPower products and services.

        We have sales offices throughout the United States and Europe including San Francisco, New York, Boston and London.

        Our corporate marketing organization is responsible for providing support to the sales organization through lead generation activities, sales training, marketing materials, and the provision of marketing events, such as conferences and seminars.

Product Development

        In fiscal 2005, 2004 and 2003, our product development expenditures were $30.4 million, $32.3 million and $34.9 million, respectively. Our product development organization builds product enhancements and new products, incorporates new technologies into existing products and sustains the quality of our current products. Our product development activities include the identification and validation of product specifications as well as engineering, quality assurance and documentation.

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

Unfilled License Orders, Deferred Revenues and Backlog

        Unfilled license orders represent license orders that have been received from our customers for the license of our software products but have not been shipped as of the end of the applicable fiscal period. We normally ship our software products shortly after receipt of customer orders and therefore the amount of unfilled license orders at any quarter-end is generally small or non-existent. We do not believe that unfilled license orders are a consistent or reliable indicator of future results. Our customers generally do not cancel orders for our software products. Unfilled license orders as of December 31, 2005 totaled $411,000, and were not significant at December 31, 2004.

        Total deferred revenue includes deferred license revenue and deferred services revenue related to maintenance contracts and professional services contracts. Deferred perpetual license revenue is recognized when a contingency, such as a future product deliverable committed in the contract, is removed. Deferred term license revenue is generally recognized over the contract period. Deferred maintenance revenue is generally recognized over the contract period, which is typically twelve months. Deferred professional services revenue is either recognized over the period the specific services are rendered, or when sold in conjunction with a multi-year term license, and is recognized over the related contract period. Total deferred revenue was $64.8 million and $56.4 million at December 31, 2005 and 2004, respectively.

        During 2004, we began a transition from selling mostly perpetual licenses to a mix of perpetual and term licenses. We believe that moving to a term license model will increase the value over the long-term of each customer relationship and improve the predictability of our revenues. We generally recognize revenue from term licenses ratably over the period of the contract term which typically varies from one to five years. For these term contracts, we invoice the customer annually in advance. As a result, the first year's contract value is included in deferred revenue while subsequent years of the contracted value are not (unless the subsequent years are prepaid by the client, which is typically not the case). We define backlog as the value of multi-year term license contracts which contain a binding commitment for the full contract term, less any amounts from those contracts included in deferred revenue. We exclude from the backlog calculation contracts which contain annual renewal options for additional years and contracts for customers who have failed our credit checking process and from whom we have not yet received payment. If we are successful in our strategy to increase our business from term licenses, it will result in a greater portion of license revenue being deferred and could therefore impact the level and timing of our profitability. Our total backlog was approximately $18.2 million and $4.3 million as of December 31, 2005 and 2004.

        For additional information regarding factors that affect the timing of the recognition of software license revenue, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Revenue Recognition."

Competition

        The market for investment management software is characterized by the relative size of the organizations that manage and advise on investment portfolios. The market is intensely competitive and highly fragmented, is subject to rapid change and is sensitive to new product introductions and marketing efforts by industry participants. Our competitors include providers of software and related services as well as providers of outsourced services. Competitors vary in size, scope of services offered and platforms supported. Our largest single source of competition is from proprietary systems used by our existing and potential clients, many of whom develop their own software for their particular needs and therefore may be reluctant to license software products offered by independent vendors such as Advent. Other competitors include providers of software and related services as well as providers of outsourced services, and include the following vendors: Beauchamp Financial Technology, Blackbaud, Charles River Development, CheckFree Corporation, DST International, the Eagle subsidiary of Mellon Financial Corporation, Eze Castle Software, FT Interactive Data, IBSI, Indata, Kintera, LatentZero, Linedata, Macgregor Financial Technologies, Schwab Performance Technologies, Simcorp A/S, SS&C Technologies, SunGard, and the Portia Division of Thomson Financial. In 2005, three of our competitors were acquired with the possibility of forming even larger companies through additional acquisitions of companies and technologies. We believe that Advent competes effectively on the most predominant competitive differentiators among which are product performance and functionality, ease of use, scalability, the ability to integrate external data sources, product and company reputation, client service and price.

Intellectual Property and Other Proprietary Rights

        Our success depends in part upon our proprietary technology. We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We have registered trademarks for many of our products and services and will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees and with our resellers and customers. We seek to safeguard our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection and we do not have any patents. Despite these efforts, it may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use our proprietary information. In addition, we cannot be certain that others will not develop substantially equivalent or superseding proprietary technology, or that equivalent products will not be marketed in competition with our products, thereby substantially reducing the value of our proprietary rights. We cannot be sure that we will develop proprietary products or technologies that are patentable, that any patent, if issued, would provide us with any competitive advantages or would not be challenged by third parties, or that the patents of others will not adversely affect our ability to do business. Litigation may be necessary to protect our proprietary technology. This litigation may be time-consuming and expensive. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. We cannot be sure that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products or design around any patent that may be issued to us or other intellectual property rights of ours.

Employees

        As of December 31, 2005, we had 736 employees, including approximately 286 in client services and support, 149 in sales and marketing, 167 in product development and 134 in general and administration. Of these employees, 686 were located in the United States and 50 were based in Europe. We endeavor to maintain competitive compensation, benefits, equity participation and work environment policies in order to attract and retain qualified personnel. Our success depends to a significant extent upon the continued contributions of our senior management and other key personnel, many of whom would be difficult to replace. The loss of the service of one or more senior managers, or other employees could harm our business, operating results and financial condition. None of our employees are represented by a labor union. We have not experienced any work stoppages and we believe our employee relations are good.

Executive Officers of Registrant

        The following sets forth certain information regarding the executive officers of the Company as of February 28, 2006:

Name	Age	Position
Stephanie G. DiMarco	48	Chief Executive Officer and President
Lily S. Chang	57	Executive Vice President and Chief Technology Officer
Graham V. Smith	46	Chief Financial Officer and Secretary
Dan T. H. Nye	39	Executive Vice President and General Manager
Peter P. Hess	35	Senior Vice President and General Manager
John P. Brennan	49	Vice President, Human Resources

        Ms. DiMarco founded Advent in June 1983. She served as Chairman of the Board from November 1995 until December 2003. Ms. DiMarco currently serves as Chief Executive Officer and President since her permanent appointment to the position in December 2003, after serving on an interim basis from May 2003. Previously, she had served as President since founding Advent until April 1997 and as Chief Executive Officer until November 1999. She is a former member of the Board of Trustees of the UC Berkeley Foundation, serves on the Advisory Board of the College of Engineering at the University of California, Berkeley, and is a San Francisco Foundation board member and Chairman of its Investment Committee and former member of the Audit Committee. Ms. DiMarco holds a B.S. in Business Administration from the University of California at Berkeley.

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

        Mr. Smith joined Advent in January of 2003 as Executive Vice President, Treasurer and Chief Financial Officer designate. Mr. Smith was appointed Chief Financial Officer and Secretary in March 2003. From 2002 to 2003, Mr. Smith served as Chief Financial Officer of Vitria Technology, an enterprise application integration software company. From 1998 to 2002 Mr. Smith served as Chief Financial Officer of Nuance Communications, a voice recognition software company. From 1987 to 1998, Mr. Smith worked for Oracle Corporation in various senior finance roles, most recently as Vice President of Finance for worldwide operations. Mr. Smith holds a B.Sc. from Bristol University in England and is a member of the Institute of Chartered Accountants in England and Wales.

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

        Mr. Hess joined Advent in 1994 and is currently serving as Senior Vice President and General Manager of Advent Software's Global Accounts group. In this role, Mr. Hess has global responsibility for strategy, product marketing, sales, services, and support of Advent solutions for the asset management industry's largest firms. Mr. Hess has held a variety of positions in the company including Vice President of Sales, and most recently as Vice President of Marketing. He also has had operating responsibility for Advent's Europe, Middle East and African ("EMEA") operations. Mr. Hess holds a B.A. from Princeton University.

        Mr. Brennan joined Advent in March 2004 as Vice President of Human Resources and is responsible for all aspects of Human Resources. Prior to joining Advent, Mr. Brennan was Vice President of Human Resources for Wind River Systems, which produces embedded software for various consumer and industrial applications. Prior to Wind River, Mr. Brennan held various positions at Visa International. Mr. Brennan began his Human Resources career with assignments at Westinghouse Electric Company and Pacific Gas and Electric. Mr. Brennan has a master's degree in Industrial and Labor Relations from Cornell University, and a bachelor's degree in English Literature and Music from Hamilton College.

Item 1A. Risk Factors

        Investors should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of, but are not limited to, these risks. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K filed with the SEC, including our consolidated financial statements and related notes thereto.

Our Operating Results May Fluctuate Significantly.

        Although we are transitioning to a predominantly term license model, perpetual licenses still constitute over two-thirds of our annual software license revenues. Term license contracts are comprised of both software licenses and maintenance services, and we typically allocate 55% of the term revenue to license and 45% of the term revenue to maintenance, based on the relative economic value of these two elements. Individual perpetual software licenses vary significantly in value, and the value and timing of these transactions can therefore cause our quarterly license revenues to fluctuate. We have often recognized a substantial portion of each quarter's license revenues in the last month, weeks or even days of the quarter. As a result, the magnitude of quarterly fluctuations in license revenue may not be evident until late in or after the close of a particular quarter and a disruption late in the quarter may have a disproportionately large negative impact on revenue. In addition, some of our large professional services contracts contain performance milestones or acceptance clauses, which affect the timing of revenue recognized under such contracts. As a result of these and other factors, our quarterly net revenues may fluctuate significantly. Our expense levels are based in significant part on our transition to term license revenue recognition and expectations of future revenues and therefore are relatively fixed in the short term. Due to the fixed nature of these expenses, combined with the relatively high gross margin historically achieved on our products, an unanticipated decline in net revenues in any particular quarter may adversely affect our operating results. These factors have impacted and may continue to impact our operating results.

        We are in a transition from selling predominantly perpetual licenses to selling a mix of perpetual and multi-year term licenses, and we expect term license revenue to increase as a proportion of total license revenue in the future. We generally recognize revenue for term licenses ratably over the period of the contract term, which is typically one to five years. We recognized approximately 24% of license revenue from term licenses in fiscal 2005, as compared to 11% in 2004 and 4% in 2003. We recognized approximately 3% of maintenance and other recurring revenues from term licenses in fiscal 2005, as compared with 1% in 2004 and 1% in 2003. If we are successful in our strategy to increase the proportion of our business signed on term license contracts, it will result in a greater portion of license revenue being deferred and as a result, our license revenue and profitability could be reduced in the short term. However, over the long-term, we expect that increases in deferred license revenue will lower the quarterly variability of license revenues. Backlog, which we have defined as the value of multi-year term license contracts which contain a binding commitment for the full contract term and which is not included in deferred revenue, may fluctuate year over year. When an option to renew is not a binding customer commitment, we exclude it from the backlog calculation.

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

Our Sales Cycle is Long and We Have Limited Ability to Forecast the Timing and Amount of Specific Sales.

        The purchase of our software products often requires prospective customers to provide significant executive-level sponsorship and to make major systems architecture decisions. As a result, we must generally engage in a relatively lengthy sales and contracting efforts. Sales transactions may therefore be delayed during the customer decision process because we must provide a significant level of education to prospective customers regarding the use and benefit of our products. This was exacerbated by the adverse and uncertain economic conditions in 2002 and 2003 that caused existing and potential clients to reduce or cancel expenditures and delay decisions related to acquisition of software and related services. While we have seen somewhat improved economic conditions in 2004 and 2005, customers are still cautious about capital and information technology expenditures. As a result, the sales cycle associated with the purchase of our solutions is typically between two and twelve months depending upon the size of the client, and is subject to a number of significant risks over which we have little or no control, including customers' budgeting constraints, internal selection procedures, and changes in customer personnel, among others. As a result of a lengthy and unpredictable sales cycle, we have limited ability to forecast the timing and amount of specific license sales. The timing of large individual license sales is especially difficult to forecast, and we may not be successful in closing large license transactions on a timely basis or at all. In addition, customers may postpone their purchases of our existing products or product enhancements in advance of the anticipated introduction of new products or product enhancements by us or our competitors. Because our expenses are relatively fixed in the near term, any shortfall from anticipated revenues could result in a significant variation in our operating results from quarter to quarter.

We Depend Heavily on Our Product, Axys®.

        Historically, we have derived a significant portion of our net revenues from the licensing of Axys, and related ancillary products and services. In addition, many of our other applications, such as Partner, Moxy, Qube and various data interfaces were designed to operate with Axys to provide an integrated solution. As a result, we believe that for the next several years a majority of our net revenues will depend upon continued market acceptance of Axys, as well as enhancements or upgrades to those products and related products and services. As our clients include a range of financial services organizations, including asset managers, investment advisors, brokerage firms, banks, family offices, hedge funds and others, continued market acceptance also will depend on the number of firms within each type of organization and the degree to which Axys has previously penetrated those firms and our ability to introduce new and upgraded products, such as APX, to those firms as well as new customers.

Uncertain Economic and Financial Market Conditions May Continue to Affect Our Revenues.

        We believe that the market for large investment management software systems may be negatively impacted by a number of factors, including reductions in capital expenditures by large customers and poor performance of major financial markets. The target clients for our products include a range of financial services organizations that manage investment portfolios, including asset managers, investment advisors, brokerage firms, banks, family offices, hedge funds and others. In addition, we target corporations, public funds, universities and non-profit organizations, which also manage investment portfolios and have many of the same needs. The success of many of our clients is intrinsically linked to the health of the financial markets. We believe that demand for our solutions has been, and could continue to be, disproportionately affected by fluctuations, disruptions, instability or downturns in the economy and financial services industry which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products. In addition, a slowdown in the formation of new investment firms, especially hedge funds, or a decline in the growth of assets under management would cause a decline in demand for our solutions. We believe that the downturn in the financial services industry and the decline in information technology spending gave rise to a number of market trends which we experienced in fiscal 2002 and 2003 that have slowed revenue growth across the financial services industry, including longer sales and contracting cycles, deferral or delay of information technology projects and generally reduced expenditures for software and related services, and that future uncertainty about financial markets and the financial services sector could have a material adverse effect on our revenues.

We Face Intense Competition.

        The market for investment management software is intensely competitive and highly fragmented, is subject to rapid change and is sensitive to new product introductions and marketing efforts by industry participants. Our largest single source of competition is from proprietary systems used by existing and potential clients, many of whom develop their own software for their particular needs and therefore may be reluctant to license software products offered by independent vendors like Advent. Other competitors include providers of software and related services as well as providers of outsourced services, and include the following vendors: Beauchamp Financial Technology, Blackbaud, Charles River Development, CheckFree Corporation, DST International, the Eagle subsidiary of Mellon Financial Corporation, Eze Castle Software, FT Interactive Data, IBSI, Indata, Kintera, LatentZero, Linedata, Macgregor Financial Technologies, Schwab Performance Technologies, Simcorp A/S, SS&C Technologies ("SS&C"), SunGard Data Systems, Inc. ("SunGard"), and the Portia Division of Thomson Financial.

        Our competitors vary in size, scope of services offered and platforms supported. Many of our competitors have longer operating histories and greater financial, technical, sales and marketing resources than we do. In addition, consolidation has occurred among some of the competitors in our markets. In 2005, three of Advent's competitors were acquired with the possibility of forming even larger companies through additional acquisitions of companies and technologies. In April 2005, Financial Models Company, Inc. was acquired by SS&C. Sunshine Acquisition Corporation, a private equity firm affiliated with the Carlyle Group, later acquired SS&C in November 2005. SunGard was taken private after being acquired by a consortium of private equity investment firms in August 2005 and merged into Solar Capital Corporation. Any further consolidations among our competitors may result in stronger competitors in our markets and may therefore either result in a loss of market share or harm our results of operations. In addition, we also face competition from potential new entrants into our market that may develop innovative technologies or business models. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure will not result in price reductions, reduced operating margins or loss of market share, any one of which could seriously harm our business.

We Must Continue to Introduce New Products and Product Enhancements.

        The market for our products is characterized by rapid technological change, changes in customer demands and evolving industry standards. New products based on new technologies or new industry standards can render existing products obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop new products, such as our APX product, or product enhancements, that address the future needs of our target markets and to respond to their changing standards and practices. We may not be successful in developing, introducing, marketing and licensing our new products or product enhancements on a timely and cost effective basis, or at all, and our new products and product enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. Delays in the commencement of commercial shipments of new products or enhancements may result in client dissatisfaction and delay or loss of product revenues. In addition, clients may delay purchases in anticipation of new products or product enhancements. In addition, our ability to develop new products and product enhancements is dependent upon the products of other software vendors, including certain system software vendors, such as Microsoft Corporation, Sun Microsystems, database vendors and development tool vendors. If the products of such vendors have design defects or flaws, are unexpectedly delayed in their introduction, or are unavailable on acceptable terms, our business could be seriously harmed.

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

        We have relied on our ability to grant equity compensation as one mechanism for recruiting and retaining such highly skilled personnel. Recently enacted accounting regulations requiring the expensing of equity compensation may impair our ability to provide these incentives without reporting significant compensation costs.

        We may also choose to create additional performance and retention incentives in order to retain our employees, including the granting of additional stock options, restricted stock, restricted stock units, stock appreciation rights, performance shares or performance units to employees or issuing incentive cash bonuses. Such incentives may either dilute our existing stockholder base or result in unforeseen operating expenses, which may cause our stock price to fall.

We Face Challenges in Expanding Our International Operations.

        We market and sell our products in the United States and, to a lesser extent, internationally. In 1999, we entered into a distributor relationship with Advent Europe, an independent distributor of our products in selected European markets. In November 2001, we acquired the Norwegian, Swedish, and Danish subsidiaries of this independent distributor. In September 2002, we purchased their Greek subsidiary ("Advent Hellas"), which we subsequently sold in the fourth quarter of 2005; in May 2003, we purchased their Dutch subsidiary; and in May 2004, we purchased their remaining subsidiaries in the United Kingdom and Switzerland and certain assets of Advent Europe. To further expand our international operations, we would need to establish additional locations, acquire other businesses or enter into additional distribution relationships in other parts of the world. Any further expansion of our existing international operations and entry into new international markets could require significant management attention and financial resources. We cannot be certain that establishing businesses in other countries will produce the desired levels of revenues such as in the case of Advent Hellas. We currently have limited experience in developing localized versions of our products and marketing and distributing our products internationally. In addition, international operations are subject to other inherent risks, including:

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

        From 2001 through the middle of 2003, our strategy focused on growth through the acquisition of additional complementary businesses. During those years, we made five major acquisitions including Kinexus Corporation, Techfi Corporation and Advent Outsource Data Management LLC, and also acquired all of the common stock of five of our European distributor's subsidiaries. In addition, we purchased our European distributor's remaining two subsidiaries in the United Kingdom and Switzerland in May 2004.

        The complex process of integrating our acquisitions has required and will continue to require significant resources, particularly in light of our relative inexperience in integrating acquisitions. Integrating these acquisitions has been and will continue to be time-consuming, expensive and disruptive to our business. This integration process has strained and could continue to strain our managerial resources, resulting in the diversion of these resources from our core business objectives. Failure to achieve the anticipated benefits of these acquisitions or to successfully integrate the operations of these entities has harmed and could continue to harm our business, results of operations and cash flows. For example, in the first quarter of 2003, we closed our Australian subsidiary because it failed to perform at a satisfactory profit level and similarly in the fourth quarter of 2005, we disposed of our Advent Hellas because of less than satisfactory profitability. In addition, as we have expanded into new business areas and offerings through strategic alliances and internal development, as well as acquisitions, some of this expansion has required significant management time and resources without generating significant revenues. We have had difficulty and may continue to have difficulty creating demand for such offerings, and revenue growth for these newer business areas has suffered and may continue to suffer. For example, demand for our Techfi product line was significantly lower than expected and thus we discontinued certain products within our Techfi product line in September 2004. As a result, we recorded a non-cash impairment charge of $3.4 million in the third quarter of 2004 to write-off the carrying value of certain Techfi-related intangible assets.

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

        Furthermore, we may face other unanticipated costs with our acquisitions, such as the disputes involving earnout and incentive compensation amounts we have experienced with our Kinexus and Advent Outsource acquisitions.

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

Impairment of Investments Could Harm Our Results of Operations.

        We have made investments in privately held companies, which we classify as other assets on our consolidated balance sheets. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies' industries, the strength of the private equity markets and general market conditions. Due to these and other factors, we have previously determined, and may in the future determine, that the value of these investments is impaired, which has caused and would cause us to write down the carrying value of these investments, such as the write-down of our investments of $2.0 million in fiscal 2003. Furthermore, we cannot be sure that future investment, license, fixed asset or other asset write-downs will not occur. If future write-downs do occur, they could harm our business and results of operations.

Information We Provide to Investors Is Accurate Only as of the Date We Disseminate It.

        From time to time, we may publicly disseminate forward-looking information or guidance in compliance with Regulation FD. This information or guidance represents our outlook only as of the date we disseminate it, and we do not undertake to update such information or guidance.

Our Stock Price May Fluctuate Significantly.

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

If Our Relationship with Financial Times/Interactive Data Is Terminated, Our Business May Be Harmed.

        Many of our clients use our proprietary interface to electronically retrieve pricing and other data from Financial Times/Interactive Data ("FTID"). FTID pays us a commission based on their revenues from providing this data to our clients. Our software products have been customized to be compatible with their system and this software would need to be redesigned if their services were unavailable for any reason. Termination of our agreement with FTID would require at least two years notice by either us or them, or 90 days in the case of material breach. Our revenue could be adversely impacted if our relationship with FTID was terminated or their services were unavailable to our clients for any reason.

Potential Changes in Securities Laws and Regulation Governing the Investment Industry's Use of Soft Dollars May Reduce Our Revenues.

        Approximately 600 of our clients utilize trading commissions ("soft dollar arrangements") to pay for software products and services, both through our broker/dealer subsidiary, Second Street Securities, and through other independent broker/dealers. During fiscal 2005, the total value of Advent products and services paid with soft dollars was approximately 6% of our total billings. In May of 2004, the SEC and the National Association of Securities Dealers (the "NASD") set up a task force to consider soft dollar arrangements in the industry, and to provide the SEC with guidance on improving the transparency of fund transaction costs and distribution arrangements. Phase I of the task force focused on soft dollars and concluded with "The Report of the Mutual Fund Task Force on Soft Dollars and Portfolio Transaction Costs", delivered to the SEC in November 2004 and recommending the SEC to:

  •
  Narrow the definition of "research" to items that principally benefit the fund's clients rather than the manager;

  •
  Enhance disclosure of expenses, soft dollar policies, and broker allocations to fund boards as well as clients and prospects; and

  •
  Consider soft-dollar issues raised by other managed advisory accounts.

        Phase II of the task force focused on distribution arrangements, including 12b-1 fees and revenue sharing, and its recommendations are detailed in "Report of the Mutual Fund Task Force—Mutual Fund Distribution".

        In October 2005, the SEC invited comments from interested parties on its proposed interpretation of the regulations relating to soft dollars and bundled commissions in response to the findings of the task force, but no final interpretation has been determined. If additional rules are issued or certain interpretations are followed that narrow the definition of research or brokerage services, which results in our clients being unable to use soft dollar arrangements to pay for Advent products and services, our revenues could decrease.

If We Are Unable to Protect Our Intellectual Property We May Be Subject to Increased Competition that Could Seriously Harm Our Business.

        Our success depends significantly upon our proprietary technology. We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We have registered trademarks for many of our products and services and will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees and with our resellers and customers. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection and we do not have any patents. Despite these efforts, it may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use our proprietary information. In addition, we cannot be certain that others will not develop substantially equivalent or superseding proprietary technology, or that equivalent products will not be marketed in competition with our products, thereby substantially reducing the value of our proprietary rights. We cannot be sure that we will develop proprietary products or technologies that are patentable, that any patent, if issued, would provide us with any competitive advantages or would not be challenged by third parties, or that the patents of others will not adversely affect our ability to do business. Litigation may be necessary to protect our proprietary technology which may be time-consuming and expensive. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. We cannot be sure that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products or design around any patent that may be issued to us or other intellectual property rights of ours.

If We Infringe the Intellectual Property Rights of Others, We May Incur Additional Costs or Be Prevented from Selling Our Products and Services.

        We cannot be certain that our products or services do not infringe the intellectual property rights of others. As a result, we may be subject to litigation and claims, including claims of infringement of patents, copyrights and other intellectual property rights of third parties that would be time-consuming and costly to resolve. If we discovered that our products or services violated the intellectual property rights of third parties, we would have to make substantial changes to our products or services or obtain licenses from such third parties. We might not be able to obtain such licenses on favorable terms or at all, and we may be unable to change our products successfully or in a timely manner. Failure to resolve an infringement matter successfully or in a timely manner, would force us to incur significant costs, including damages, redevelopment costs, diversion of management's attention and satisfaction of indemnification obligations that we have with our clients, as well as prevent us from selling certain products or services.

Business Disruptions Could Adversely Affect Our Business.

        Our operations are exposed to potential disruption by fire, earthquake, power loss, telecommunications failure, and other events beyond our control. Additionally, we are vulnerable to interruption caused by political and terrorist incidents. For example, our facilities in New York were temporarily closed due to the September 11, 2001 terrorist attacks. Immediately after the terrorist attacks, our clients who were located in the World Trade Center area were concentrating on disaster recovery rather than licensing additional software components, while the grounding of transportation impeded our ability to deliver professional services at client sites. Additionally, during the temporary closure of the U.S. stock markets, our clients did not use our market data services. Our corporate headquarters are located in the San Francisco Bay Area, which is a region with significant seismic activity. Earthquakes such as that experienced in 1989 could disrupt our business. Such disruptions could affect our ability to sell and deliver products and services and other critical functions of our business. Further, such disruptions could cause instability in the financial markets upon which we depend.

Undetected Software Errors or Failures Found in New Products May Result in Loss of or Delay in Market Acceptance of Our Products that Could Seriously Harm Our Business.

        Our products may contain undetected software errors or failures or scalability limitations at any point in the life of the product, but particularly when first introduced, such as our APX product, or as new versions are released. Despite testing by us and by current and potential customers, errors may not be found in new products until after commencement of commercial shipments, resulting in a loss of or a delay in market acceptance, damage to our reputation, customer dissatisfaction and reductions in revenues and margins, any of which could seriously harm our business. Additionally, our agreements with customers that attempt to limit our exposure to liability claims may not be enforceable in jurisdictions where we operate.

Changes in Securities Laws and Regulations Will Increase Our Costs.

        The Sarbanes-Oxley Act ("the Act") of 2002 required changes in some of our corporate governance and securities disclosure and/or compliance practices. As part of the Act's requirements, the SEC has enacted new rules on a variety of subjects, and the NASDAQ Stock Market has enacted new corporate governance listing requirements. These developments have increased and may in the future increase our accounting and legal compliance costs and could also expose us to additional liability if we fail to comply with these new rules and reporting requirements. In fiscal 2004 and 2005, we incurred approximately $2.1 million and $1.8 million, respectively, in Sarbanes-Oxley related expenses consisting of external consulting costs and auditor fees. In addition, such developments may make retention and recruitment of qualified persons to serve in executive management positions more difficult. We continue to evaluate and monitor regulatory and legislative developments and cannot reliably estimate the timing or magnitude of all costs we may incur as a result of the Act or other related legislation or regulation.

Our Financial Results Will be Affected by Changes in the Accounting Rules Governing the Recognition of Stock-based Compensation Expense.

        Through fiscal year 2005, we measured compensation expense for our employee stock compensation plans under the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share Based Payment" ("FAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We are required to adopt SFAS 123R in our first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition method includes prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We will adopt the prospective method in the first quarter of fiscal 2006 and expect that the compensation charges under SFAS 123R will reduce our income before income taxes by approximately $14 million in fiscal 2006.

Security Risks May Harm Our Business.

        The secure transmission of confidential information over public networks is essential to commerce and communications, particularly in the market in which Advent operates. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. In addition, computer viruses or software programs that disable or impair computers could be introduced into our systems or those of our customers or other third parties, which could disrupt or make our systems inaccessible to customers. Our security measures may be inadequate to prevent security breaches, exposing us to a risk of loss, litigation and other possible liabilities, as well as possibly requiring us to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by such breaches.

If We Fail to Maintain an Effective System of Internal Control, We May Not be Able to Accurately Report Our Financial Results. As a Result, Current and Potential Stockholders Could Lose Confidence in Our Financial Reporting, Which Would Harm Our Business and the Trading Price of Our Stock.

        Effective internal control is necessary for us to provide reliable financial reports. If we can not provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal control that need improvement including control deficiencies that may constitute material weaknesses. For example, as of December 31, 2005, the Company did not maintain effective controls over the accounting for income taxes, including the determination of deferred income tax liabilities and the related income tax provision. Specifically, the Company did not have adequate controls to (i) include the benefit from the reversal of the deferred tax liability associated with the amortization of intangible assets of its European subsidiaries, or (ii) properly estimate the reduction in the valuation allowance associated with the deferred tax assets in the United States, in the calculation of its income tax provision for the quarters ending March 31, 2004 and 2005, June 30, 2004 and 2005 and September 30, 2004 and 2005. This control deficiency resulted in adjustments to the fourth quarter of 2004 and 2005 financial statements and will result in a restatement of the Company's financial statements for each of the first three quarters of fiscal 2004 and 2005. Additionally, this control deficiency could result in a misstatement to the deferred income tax liabilities and income tax provision accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.

        The Company also did not maintain effective controls over the accuracy, presentation and disclosure of the pro forma stock-based employee compensation expense in conformity with generally accepted accounting principles as of December 31, 2005. Specifically, the Company did not maintain effective controls to ensure that pro forma stock-based employee compensation expense from non-routine stock compensation arrangements, including those with non-standard vesting terms or performance vesting provisions, were expensed over the proper attribution period. As a result of this control deficiency, the Company's disclosure of stock-based employee compensation expense for fiscal 2003 and 2004 has been revised and the corresponding disclosure for the first three quarters of 2004 and 2005 will be revised. Additionally, this control deficiency could result in a misstatement of stock-based employee compensation expense that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

        Management has determined that these control deficiencies constituted material weaknesses as of December 31, 2005. Consequently, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2005 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

Our Ability to Conclude that a Control Deficiency is Not a Material Weakness or that an Accounting Error Does Not Require a Restatement is Limited, in Part, by Our Level of Pre-Tax Income (Loss).

        Under the Sarbanes-Oxley Act of 2002, our management is required to assess the impact of control deficiencies based upon both quantitative and qualitative factors, and depending upon that analysis we classify such identified deficiencies as either a control deficiency, significant deficiency or a material weakness.

        Our current expectation is that our fiscal 2006 pre-tax income will be close to breakeven, due primarily to the impact of expensing for stock options under FAS 123R, which we are required to implement on January 1, 2006. One element of our quantitative analysis of any control deficiency is its actual or potential financial impact, and any impact that is greater than 5% of our pre-tax income (loss) may be more likely to result in that deficiency being determined to be a significant deficiency or a material weakness. Accordingly, our projection of fiscal 2006 pre-tax income at a breakeven level will make it statistically less likely for us and our independent registered public accounting firm to determine that a control deficiency is not a material weakness.

        In addition, if management or our independent registered public accountants identify errors in our interim or annual financial statements during 2006, it is statistically more likely that such errors may meet the quantitative threshold established under Staff Accounting Bulletin No. 99 that could, depending upon the complete qualitative and quantitative analysis, result in our having to restate previously issued financial statements.

Item 1B. Unresolved Staff Comments

        None.

Item 2. Properties

        Our principal executive offices are located in San Francisco, California. The table below summarizes the principal properties that we leased as of December 31, 2005:

		Segment			Use of Property
Location	Approx Square Footage	Advent Investment Management	MicroEdge	Other	Sales and Support	Marketing	Product Development	Administrative
United States:
San Francisco, CA (3 properties)*	155,103	X			X	X	X	X
New York, NY (3 properties)*	76,390	X	X		X	X	X	X
New Rochelle, NY	12,535	X			X	X
Boston, MA	8,061	X			X	X
Concord, NH (2 properties)	7,395		X		X	X	X	X
Middlebury, CT	2,996		X		X	X	X
Summit, NJ	1,800			X	X	X		X
Europe:
Copenhagen, Denmark	3,475	X			X
Oslo, Norway	3,002	X			X	X
London, United Kingdom	2,152	X			X	X		X
Stockholm, Sweden	1,323	X			X	X		X

Total leased square footage	274,232

*
As part of our restructuring activities, we vacated properties in New York, New York and San Francisco, California. In 2004, we entered into sub-lease agreements for certain New York and San Francisco properties. In 2005, we entered into a sub-lease agreement for certain New York properties.

        On January 6, 2006, we entered into a definitive lease agreement pursuant to which the Company will lease approximately 95,000 square feet of office space at 600 Townsend Street in San Francisco, California. The Company's contractual cash obligation under this agreement is approximately $20 million, payable over the ten-year term of the lease. Additionally, we anticipate approximately $7.6 million of leasehold improvements, of which $3.8 million will be funded by the Landlord and approximately $3.8 million will be paid directly by Advent. We anticipate relocating from our current headquarter facilities to the 600 Townsend facility during the third quarter of fiscal 2006.

        We continue to assess our needs with respect to office space and may in the future vacate or add additional facilities.

Item 3. Legal Proceedings

        From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business activities including commercial, employment and other matters. Based on currently available information, management does not believe that the ultimate outcome of these unresolved matters, individually and in the aggregate, is likely to have a material adverse effect on the Company's financial position or results of operations. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods.

        On March 8, 2005, certain of the former shareholders of Kinexus and the shareholders' representative filed suit against Advent in the Delaware Chancery Court. The complaint alleges that Advent breached the Agreement and Plan of Merger dated as of December 31, 2001 pursuant to which Advent acquired all of the outstanding shares of Kinexus due principally to the fact that no amount was paid by Advent on an earn-out of up to $115 million. The earn-out, which was payable in cash or stock at the election of Advent, was based upon Kinexus meeting certain revenue targets in both 2002 and 2003. The complaint seeks unspecified compensatory damages, an accounting and restitution for unjust enrichment. Advent advised the shareholders' representative in January 2003 that the earn-out terms had not been met in 2002 and accordingly no earn-out was payable for 2002 and would not be payable for 2003. Advent disputes the plaintiffs' claims and believes that it has meritorious defenses and intends to vigorously defend this action. Management believes that any potential loss associated with this litigation is neither probable nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

        Our common stock is listed on the NASDAQ National Market under the symbol "ADVS." The closing price of our common stock on February 22, 2006 was $27.67. The table below summarizes the range of high and low reported sales prices on the NASDAQ National Market for our common stock for the periods indicated.

	Price Range
	High	Low
Fiscal 2005
First quarter	$20.67	$16.26
Second quarter	$21.05	$16.60
Third quarter	$28.75	$20.60
Fourth quarter	$33.17	$26.14
Fiscal 2004
First quarter	$21.75	$16.02
Second quarter	$20.37	$17.09
Third quarter	$18.24	$14.78
Fourth quarter	$22.02	$16.86

Stockholders

        As of February 22, 2006, there were 64 holders of record of our common stock. We estimate the total number of stockholders represented by these record holders to be approximately 41,500. However, because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate with any level of certainty the total number of stockholders represented by these record holders.

Dividends

        We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings to fund development and growth of our business and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

        None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        Our Board of Directors (the "Board") has approved common stock repurchase programs authorizing management to repurchase shares of the Company's common stock in the open market. The timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, including the price of our stock, general market conditions and alternative investment opportunities. The purchases are funded from available working capital.

        During 2001 and 2002, the Board authorized the repurchase of up to 4.0 million shares of outstanding common stock. Through May 2004 when this program was terminated, we had repurchased and retired 3.8 million shares of common stock since inception of this stock repurchase program at a total cost of $78.8 million and an average price of $20.82 per share.

        In May 2004, the Board authorized the repurchase of an additional 1.2 million shares of outstanding common stock. In September 2004, February 2005 and May 2005, the Board authorized an extension of this stock repurchase program to cover the repurchase of an additional 0.8 million, 1.8 million and 1.0 million shares of outstanding common stock, respectively. Since the inception of this program in May 2004 through December 31, 2005, Advent had repurchased 3.6 million shares for a total cost of $64.5 million and an average price of $18.02 per share. As of December 31, 2005, approximately 1.2 million shares were available to be repurchased under this share repurchase plan. During the fourth quarter of 2005, we did not repurchase any common shares.

        In March 2006, Advent completed its common stock repurchase program that was authorized in May 2004. From January 1, 2006 through March 8, 2006 which was the date of the last trade made under this repurchase program, the Company repurchased 1.2 million shares for a total cost of $33.7 million and an average price of $27.60. Since inception of this program in May 2004 through its termination in March 2006, Advent repurchased an aggregate 4.8 million shares of outstanding common stock for a total cost of $98.2 million and an average price of $20.43 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

        Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference from our Proxy Statement to be filed for our May 2006 Annual Meeting of Stockholders.

Item 6. Selected Financial Data

        The following selected financial data are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations".

	Fiscal Years
	2005(1)	(Restated, See Note 14) 2004(2)(3)(4)(5)	2003(6)	2002(7)(8)	2001(9)
	(in thousands, except per share data)
STATEMENT OF OPERATIONS
Net revenues	$168,701	$149,990	$137,159	$159,436	$170,215
Gross margin	$116,904	$97,035	$80,135	$109,764	$131,837
Income (loss) from operations	$6,336	$(18,064)	$(39,659)	$(15,533)	$41,400
Net income (loss)	$14,135	$(16,179)	$(92,933)	$(19,236)	$31,465
Basic net income (loss) per share	$0.46	$(0.49)	$(2.86)	$(0.57)	$0.98
Diluted net income (loss) per share	$0.44	$(0.49)	$(2.86)	$(0.57)	$0.89
BALANCE SHEET
Cash, cash equivalents and marketable securties	$163,432	$165,529	$160,072	$173,829	$288,550
Working capital	$117,120	$127,886	$133,545	$161,347	$311,264
Total assets	$340,575	$354,642	$346,503	$433,910	$456,021
Long-term liabilities	$6,374	$8,066	$6,294	$5,479	$1,684
Stockholders' equity	$241,979	$265,740	$283,069	$373,355	$404,389

(1)
Our results of operations for 2005 included restructuring charges of $2.0 million.

(2)
Our results of operations for 2004 have been restated as we did not adjust the amortization periods of certain leasehold improvements upon a change in the lease termination date at one of our facilities. As a result, we overstated depreciation expense by $65,000 for fiscal year 2004. The following is a summary of the effect of the correction of this error on our selected financial data for fiscal 2004 (in thousands, except per share data):

	Consolidated Statement of Operations
	As Previously Reported	Adjustments	As Restated
Fiscal Year 2004
Income (loss) from operations	$(18,129)	$65	$(18,064)
Net income (loss)	$(16,244)	$65	$(16,179)
Net income (loss) per share:
Basic	$(0.49)	$0.00	$(0.49)
Diluted	$(0.49)	$0.00	$(0.49)
	Consolidated Balance Sheet
	As Previously Reported	Adjustments	As Restated
December 31, 2004
Total assets	$354,577	$65	$354,642
Stockholders' equity	$265,675	$65	$265,740
(3)
Effective January 1, 2004, commission revenues received from "soft dollar" transactions for products and services not related to Advent products and services, are recorded as other revenues on a net basis as we are not the primary obligor in these transactions. This does not affect gross margin, operating loss, or net income (loss) for any period presented.

(4)
Our results of operations for 2004 included intangible asset impairments of $5.4 million, restructuring charges of $5.1 million and the operating results of Advent United Kingdom and Switzerland, subsequent to their acquisition in the second quarter of 2004.

(5)
We had historically classified all amounts accrued for deferred rent as "other long-term liabilities" on the consolidated balance sheets. Effective January 1, 2004, certain deferred rent liabilities that are to be recognized within a year of the balance sheet date are classified as "accrued liabilities" on the consolidated balance sheets. This does not affect total liabilities for any period presented.

(6)
Our results of operations for 2003 included a provision for income taxes of $54.8 million as a result of recording a full valuation allowance against our deferred tax assets in the United States, restructuring charges of $9.1 million and an impairment charge of $0.9 million related to the write-off of developed technology acquired.

(7)
Our results of operations for 2002 included an overall decline in revenues and a write-down of $13.5 million for other-than-temporary declines in the estimated fair market value of our privately-held investments and additional intangible amortization expense.

(8)
On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangibles Assets" which required that goodwill no longer be amortized.

(9)
In 2001, we raised net proceeds of $138 million in an offering of our common stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        You should read the following discussion in conjunction with our consolidated financial statements and related notes. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended, including, but not limited to statements referencing our expectations relating to future revenues and expenses. Forward-looking statements can be identified by the use of terminology such as "may", "will", "should", "expect", "plan" "anticipate", "believe", "estimate", "predict", "potential", "continue" or other similar terms and the negative of such terms regarding beliefs, plans, expectations or intentions regarding the future. Forward looking statements include, among others, statements regarding growth in the investment management market and opportunities for us related thereto, future expansion, acquisition, divestment of or investment in other businesses, projections of revenues, future cost and expense levels, expected timing and amount of amortization expenses related to past acquisitions, the adequacy of resources to meet future cash requirements, estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, future client wins, future hiring and future product introductions. Such forward-looking statements are based on our current plans and expectations and involve known and unknown risks and uncertainties which may cause our actual results or performance to be materially different from any results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to the "Risk Factors" set forth in "Item 1A. Risk Factors" in this Form 10-K, as well as other risks identified from time to time in other Securities and Exchange Commission ("SEC") reports. You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results, levels of activity or performance and represent our expectations only as of the date they are made.

        Unless expressly stated or the context otherwise requires, the terms "we", "our", "us", the "Company" and "Advent" refer to Advent Software, Inc. and its subsidiaries.

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

        Fiscal 2005 was characterized by improved financial performance. Revenues of $168.7 million were up 12.5 percent from 2004. Net income was $14.1 million compared to a loss of $16.2 million in 2004, an absolute improvement of $30.3 million. We also generated $36.7 million in operating cash flow in 2005, up from $25.0 million in 2004.

        We were very focused in 2005 on delivering many new products as well as upgrades to existing products. In September, we launched Advent Portfolio Exchange ("APX"), our newest portfolio management and client reporting platform. During the year we also launched new versions of Axys, Moxy, Advent Partner and Geneva, as well as a new product to work with Geneva, Workflow Manager. Workflow Manager enables system integration and business process automation across multiple systems, addressing a key need of our largest customers.

        We added 350 new customers across all product areas during the year, including 17 new Geneva clients and 21 new APX clients. We are also offering Geneva in a hosted environment through an agreement reached with Paladyne Systems, a provider of alternative investment solutions.

        We continued our restructuring initiatives which we began in 2003. During 2005, we exited one floor of a facility in New York City and recorded total restructuring charges of $2.0 million. We also continued to manage our expenses and streamline our operations, reducing headcount from 752 at the end of fiscal 2004 to 736 at the end of fiscal 2005. As a result, our total cost of revenues and operating expenses decreased to $162.4 million in 2005 from $168.1 million in 2004.

        During 2005, we moved ahead with the transition in our business model to a term license model from a perpetual model. Under a perpetual pricing model, customers purchase a license to use our software indefinitely and we recognize all license revenue at the time of sale; maintenance is purchased under an annual renewable contract, and recognized ratably over the contract period. Under a term pricing model, customers purchase a license to use our software and receive maintenance for a limited period of time and we recognize the license revenue ratably over the length of the contract. This has the effect of lowering license revenues in the early stages of the transition, but increasing the total potential value of the customer relationship. For example, over an eight year period, a customer may enter into two or more contracts for the same software product and services under a term license model. Moving our core business new customer sales to term will have the effect of lowering our revenue growth in 2006 and over the next several years. However, because our products are used by our customers for an average of eight years or more, we believe this change to our business model is extremely significant for the long term growth and value of the business. During 2005, we recognized approximately 24% of license revenue from term licenses, and signed new term business with a total contract value for license and maintenance of $22.8 million. We recognized approximately 10% of this $22.8 million in bookings as revenue during fiscal 2005, and expect the remainder to be recognized over approximately three years.

        Looking forward, we continue to focus on improving our long-term profitability as we transition to a term license model. While recent economic trends have been positive and our customers have been more willing to commit to new software purchases, improving our profitability will depend upon our introducing new products, licensing software to new and existing customers, selling services to new and existing customers and renewing maintenance contracts at similar levels to those we achieved during fiscal 2005. The success of our transition to a term license model will also depend on future renewal rates, which we will evaluate as our term license contracts expire. We will continue our focus on aggressively managing costs. We will also continue to invest in areas we deem appropriate.

Critical Accounting Policies and Estimates

        Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and related notes, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our process used to develop estimates, including those related to product returns, accounts receivable, investments, intangible assets, income taxes, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. See Note 1, "Summary of Significant Accounting Policies", to the consolidated financial statements for discussion of our accounting policies.

        Revenue recognition.    We recognize revenue from software licenses, development fees, maintenance, other recurring revenues, professional services and other revenues. In addition, we earn commissions from customers who use our broker/dealer, Second Street Securities, to "soft dollar" the purchase of non-Advent products and services with "soft dollars". "Soft dollaring" enables the customers to use the commissions earned on trades to pay all or part of the fees owed to us for non-Advent products or services, which are initially paid for by Second Street Securities. The commission revenues earned from "soft dollar" purchases of non-Advent products or services are recorded as other revenues in professional services and other revenues on our consolidated statements of operations.

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

        Software license and development fees.    We recognize revenue from the licensing of software when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is probable. We generally use a signed license agreement as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding order forms and signed contracts from the distributor's customers. Revenue is recognized once shipment to the distributor's customer has taken place and when all other revenue recognition criteria have been met. Delivery occurs when product is delivered to a common carrier F.O.B shipping point. Some of our arrangements include acceptance provisions, and if such acceptance provisions are provided, delivery is deemed to occur upon acceptance. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. We assess whether the collectibility of the resulting receivable is probable based on a number of factors, including the credit worthiness of the customer determined through review of credit reports, our transaction history with the customer, other available information and pertinent country risk if the customer is located outside the United States. Our standard payment terms are due at 180 days or less unless the transaction is part of a soft dollar arrangement through our in-house broker/dealer subsidiary, Second Street Securities, for which payment is then required within one year; however, payment terms may vary based on the country in which the agreement is executed. Software licenses are sold with maintenance and, frequently, professional services.

        Licenses.    We have continued our transition from selling mostly perpetual licenses to selling a mix of perpetual and term contracts, and we expect term license revenue to increase as a proportion of total license revenue in the future. We recognized approximately 24%, 11% and 4% of license revenue from term licenses during fiscal 2005, 2004 and 2003, respectively. Revenue recognition for software licensed under perpetual and term-based license models differs depending on which type of contract a customer signs:

  •
  Perpetual licenses

    We allocate revenue to delivered components, normally the license component of the arrangement, using the residual method, based on vendor specific objective evidence, or VSOE, of fair value of the undelivered elements (generally the maintenance and professional services components), which is specific to us. We determine the fair value of the undelivered elements based on the historical evidence of the Company's stand-alone sales of these elements to third parties. If VSOE of fair value does not exist for any undelivered elements, then the entire arrangement fee is deferred until delivery of that element has occurred.

  •
  Term licenses

    Term license contract prices include both the software license fees and maintenance fees, and, as a result, we typically allocate 55% of the contract price to license revenue and 45% to maintenance and recurring revenues, based on our assessment of the relative economic value of the two elements.

    To date, we have offerred multi-year term licenses by which a customer makes a binding commitment to license the software for a fixed multi-year term—typically three to five years. For multi-year term licenses we have not established VSOE of fair value for the term license and maintenance components, and, as a result, in situations where we are also performing related professional services, we defer all revenue and related expenses under the arrangement until the professional services are substantially complete. At the point professional services are substantially completed, we recognize a pro rata amount of the term license and maintenance revenue, professional services fees earned and related expenses, based on the elapsed time from the start of the term license to the substantial completion of professional services. The remaining deferred professional services revenue and related expenses are recognized ratably over the remaining contract length. Term license and maintenance revenue for the remaining contract years is recognized ratably over the remaining period of the contract. When multi-year term licenses are sold and do not include related professional services, we recognize the entire term license and maintenance revenue ratably over the period of the contract term.

    In the future, we may offer single-year term licenses. Revenue on delivered components will be allocated and recognized using the residual method, based on vendor specific objective evidence, or VSOE, of fair value of the undelivered elements (license, maintenance and professional services components), which is specific to us. While fair value of the undelivered professional services component is based on the historical evidence of the Company's stand-alone sales of these components to third parties, VSOE for the term license and the related maintenance components will be determined by the stated optional renewal rate. If VSOE of fair value does not exist for any undelivered elements, then the entire arrangement fee is deferred until delivery of that element has occurred.

        Development fees are derived from contracts that we have entered into with other companies, including customers and development partners. Agreements for which we receive development fees normally provide for the development of technologies and products that are expected to become part of our general product offerings in the future. Revenues for license development projects are recognized primarily using the percentage-of-completion method of accounting, based on costs incurred to date compared with the estimated cost of completion, or using the completed contract method, when the development project is finished.

        If a customer buys our software and chooses to enter into a "soft dollar" arrangement through our in-house broker/dealer subsidiary, Second Street Securities, the "soft dollar" arrangement does not change or modify the original fixed or determinable fee in the written contract. The customer is required to pay the original fee for our software within one year. If insufficient trading volume is generated to pay the entire original fee within one year, the customer is still required to render payment within one year. If the customer chooses to use a third-party broker/dealer, the original payment terms apply, regardless of the arrangement with the third-party broker/dealer. The option to "soft dollar" a transaction does not alter the underlying revenue recognition for the transaction; all the revenue recognition criteria listed in the "Software license" section above must be assessed in determining how the revenue will be recognized.

        Our standard practice is to enforce our contract terms and not allow our customers to return software. We have, however, allowed customers to return software on a limited case-by-case basis and have recorded sales returns reserves as offsets to revenue in the period the sales return becomes probable, in accordance with FASB Statement No. 48, "Revenue Recognition when Right of Return Exists". The estimates for returns are adjusted periodically based upon historical rates of returns and other related factors.

        We do have two situations where we provide a contractual limited right of return to end-user customers only: in shrink-wrap license agreements for Advent products, and certain MicroEdge products. The shrink-wrap license agreement for Advent products provides for a right of return within seven days of delivery of the software. Certain MicroEdge software license agreements allow for either a thirty-day money back guarantee or a seven-day right of return. We recognize revenue on delivery since the fee is fixed or determinable, the buyer is obligated to pay, the risk of loss passes to the customer, and we have the ability to estimate returns. Our ability to estimate returns is based on a long history of experience with relatively homogenous transactions and the fact that the return period is short. We have recorded a sales returns reserve (contra revenue account) to account for these situations based on our historical experience of $0.2 million, $0.3 million, and $1.3 million in fiscal 2005, 2004 and 2003, respectively.

        Maintenance and other recurring revenues.    We offer annual maintenance programs that provide for technical support and updates to our software products. Maintenance fees are bundled under perpetual licenses in the initial licensing year and charged separately for renewals of annual maintenance in subsequent years. Fair value for maintenance is based upon renewal rates stated in the contracts or, in limited cases, separate sales of renewals to other customers. Generally, we recognize maintenance revenue ratably over the contract term, except in the case of multi-year term license contracts which are described in the "term licenses" section above. We recognized approximately 3%, 1% and 1% of maintenance and other recurring revenue from term licenses during fiscal 2005, 2004 and 2003, respectively.

        We offer other recurring revenue services that are either subscription-based or transaction-based, and primarily include the provision of software interfaces to, and the capability to download securities information from, third party data providers. We recognize revenue from recurring revenue transactions either ratably over the subscription period or as the transactions occur.

        Professional services and other revenues.    We offer a variety of professional services that include project management, implementation, data conversion, integration, custom report writing and training. Fair value for professional services is based upon separate sales of these services by us to other customers. Our professional services are generally billed based on hourly rates together with reimbursement for travel and accommodation expenses. Our professional services and other revenue also include revenue from our annual user conferences. We generally recognize revenue as these professional services are performed, except in the case of multi-year term license contracts which are described in the "term licenses" section above. Certain professional services arrangements involve acceptance criteria. In these cases, revenue and related expenses are recognized upon acceptance.

        Effective January 1, 2004, commission revenues received from "soft dollar" transactions for products and services not related to our products and services, are recorded as other revenues on a net basis as we are not the primary obligor in these transactions. Revenues from these "soft dollar" transactions are recognized on a trade-date basis as securities transactions occur.

        Our ability to estimate returns for maintenance and professional services is based on a long history of experience with relatively homogenous transactions and the fact that the return period is short. We have recorded a returns reserve (contra revenue account) to account for these situations based on our historical experience of $1.6 million, $4.3 million and $5.9 million for fiscal 2005, 2004 and 2003, respectively.

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

  •
  tax planning opportunities; and

  •
  expectations for future earnings.

        In considering whether or not we will realize a benefit from net deferred tax assets, recent losses must be given substantially more weight than any projections of future profitability. In 2003, we determined that, under applicable accounting principles, based on our history of consecutive losses since the second quarter of 2002, it was more likely than not that we would not realize any value for our net deferred tax assets. Accordingly, we established a valuation allowance equal to 100% of the amount of these assets. In fiscal 2004 and 2005, we continued to maintain a full valuation allowance against our deferred tax assets (except for a deferred tax asset of $112,000 in the United Kingdom) due to our history of losses through fiscal 2004. Income tax expense recorded in the future will be reduced to the extent sufficient positive evidence materializes to support a reversal of, or decrease in, the valuation allowance. A history of cumulative profitability is generally considered as sufficient positive evidence to support the more likely than not criterion for a decrease in or reversal of a valuation allowance.

        Impairment of long-lived assets.    We review our goodwill for impairment annually during the fourth quarter of our fiscal year (as of November 1) and more frequently if an event or circumstance indicates that an impairment loss has occurred. We are required to test our goodwill for impairment at the reporting unit level. We have determined that we had five reporting units as of November 1, 2005. The test for goodwill impairment is a two-step process:

        The first step compares the fair value of each reporting unit with its respective carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of our reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary.

        The second step, used to measure the amount of impairment loss, compares the implied fair value of each reporting unit's goodwill with the respective carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

        The process for evaluating the potential impairment of goodwill is subjective and requires judgment at many points during the test including future revenue forecasts, discount rates and various reporting unit allocations. During 2005, there were no events or circumstances which triggered an impairment review. During the fourth quarter of 2005, we completed our annual impairment test which did not indicate impairment. Therefore, the second step of the impairment test was not necessary to perform.

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

        Recoverability is measured by a comparison of the assets' carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured based on the amount by which the carrying amount of the asset exceeds its fair value. For example, demand for our Techfi product line was significantly lower than expected and thus we discontinued certain products within our Techfi product line in September 2004. As a result, we recorded a non-cash impairment charge of $3.4 million in the third quarter of 2004 to write-off the carrying value of certain Techfi-related intangible assets.

        We hold minority interests in several privately held companies having operations or technology in areas within our strategic focus. Most of these investments can be considered as early stage investment opportunities and are classified as other assets and valued at the lower of cost or fair value on our consolidated balance sheets. Through December 28, 2004, one of these investments had been accounted for under the equity method of accounting as our Chief Executive Officer was a member of this investee's board of directors. Effective December 28, 2004, our Chief Executive Officer resigned her seat on this investee's board of directors and as a result, we no longer believe we have significant influence over this investee. Therefore, this investment is carried at the lower of cost or fair value at December 31, 2004 and 2005, respectively, similar to our other investments.

        Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. We estimate an investment's carrying value using a variety of valuation methodologies. Such methodologies include comparing the private company with publicly traded companies in similar lines of business, applying revenue multiples to estimated future operating results for the private company and estimating discounted cash flows for that company.

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

        The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets and liabilities acquired on the basis of their respective fair values on the acquisition date. The amounts allocated to identifiable intangibles were determined based upon management's estimates using established valuation techniques. The results of operations of Advent United Kingdom and Advent Switzerland are included in the consolidated statement of operations subsequent to the date of acquisition.

        The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of the periods presented. This does not purport to be indicative of the results that would have been achieved had the acquisitions been made as of those dates nor of the results which may occur in the future (in thousands, except per-share data):

	Fiscal Years
	2004	2003
Net revenues	$151,121	$139,824
Net loss	$(17,111)	$(91,745)
Net loss per share—basic and diluted	$(0.52)	$(2.83)

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

        For additional information regarding these acquisitions, see Note 3, "Acquisitions and Divestiture", to the consolidated financial statements.

Common Stock Repurchases

        During 2001 and 2002, the Board of Directors authorized the repurchase of up to 4.0 million shares of outstanding common stock. Through May 2004 when this program was terminated, we had repurchased and retired 3.8 million shares of common stock since inception of this program at a total cost of $78.8 million.

        In May 2004, the Board authorized the repurchase of an additional 1.2 million shares of outstanding common stock. In September 2004, February 2005 and May 2005, the Board authorized an extension of this stock repurchase program to cover the repurchase of an additional 0.8 million, 1.8 million and 1.0 million shares of outstanding common stock, respectively. Since the inception of this program in May 2004 through December 31, 2005, Advent had repurchased 3.6 million shares for a total cost of $64.5 million and an average price of $18.02 per share. As of December 31, 2005, approximately 1.2 million shares were available to be repurchased under this share repurchase plan. During the fourth quarter of 2005, we did not repurchase any common stock.

        In March 2006, we completed our common stock repurchase program that was authorized in May 2004. From January 1, 2006 through March 8, 2006 which was the date of the last trade made under this repurchase program, the Company repurchased 1.2 million shares for a total cost of $33.7 million and an average price of $27.60. Since inception of this program in May 2004 through its termination in March 2006, we repurchased an aggregate 4.8 million shares of outstanding common stock for a total cost of $98.2 million and an average price of $20.43 per share.

Reclassifications

        Certain prior period amounts have been reclassified to conform to the current period presentation to better reflect our view of the current business. These reclassifications do not affect total net revenues, net income (loss), cash flows, or stockholders' equity.

Restatement of Financial Statements

        In connection with the preparation of our consolidated financial statements for the fiscal year ended December 31, 2005, we determined that our previously issued financial statements contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2004 should be restated to correct an error in those financial statements. We did not adjust the amortization periods of certain leasehold improvements upon a change in the lease termination date at one of our facilities. As a result, we have reduced depreciation expense by $65,000 in fiscal 2004.

        The following is a summary of the effects of this correction on the Company's consolidated balance sheet as of December 31, 2004 and the consolidated statement of operations, consolidated statement of stockholders' equity and consolidated statement of cash flows for the year ended December 31, 2004 (in thousands):

	Consolidated Balance Sheet
December 31, 2004	As Previously Reported	Adjustments	As Restated
Property and equipment, net	$18,432	$65	$18,497
Total assets	$354,577	$65	$354,642
Accumulated deficit	$(86,921)	$65	$(86,856)
Total stockholders equity	$265,675	$65	$265,740
Total liabilities and stockholders equity	$354,577	$65	$354,642
	Consolidated Statement of Operations
Fiscal year ended December 31, 2004	As Previously Reported	Adjustments	As Restated
General and administrative expense	$26,641	$(65)	$26,576
Total operating expenses	$115,164	$(65)	$115,099
Income (loss) from operations	$(18,129)	$65	$(18,064)
Income (loss) before income taxes	$(16,224)	$65	$(16,159)
Net income (loss)	$(16,244)	$65	$(16,179)
Basic and diluted net loss per share	$(0.49)	$—	$(0.49)
	Consolidated Statement of Stockholders' Equity
Fiscal year ended December 31, 2004	As Previously Reported	Adjustments	As Restated
Net loss	$(16,244)	$65	$(16,179)
Retained earnings (accumulated deficit)	$(86,921)	$65	$(86,856)
Total stockholders' equity	$265,675	$65	$265,740
Comprehensive loss	$(12,799)	$65	$(12,734)

	Consolidated Statement of Cash Flows
Fiscal year ended December 31, 2004	As Previously Reported	Adjustments	As Restated
Net loss	$(16,244)	$65	$(16,179)
Depreciation and amortization	$21,851	$(65)	$21,786

Results of Operations for Fiscal Years 2005, 2004 and 2003

        The following table summarizes, for the periods indicated, certain items in the consolidated statements of operations as a percentage of net revenues. The financial information and the ensuing discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

	Fiscal Years
	2005	(Restated, See Note 14) 2004	2003
Net revenues:
License and development fees	23%	24%	21%
Maintenance and other recurring	64	63	63
Professional services and other	13	13	16

Total net revenues	100	100	100
Cost of revenues:
License and development fees	1	1	2
Maintenance and other recurring	17	19	22
Professional services and other	11	11	13
Amortization and impairment of developed technology	2	4	5

Total cost of revenues	31	35	42

Gross margin	69	65	58

Operating expenses:
Sales and marketing	24	26	32
Product development	18	22	25
General and administrative	20	18	17
Amortization and impairment of other intangibles	2	8	6
Restructuring charges	1	3	7

Total operating expenses	65	77	87

Income (loss) from operations	4	(12)	(29)
Interest income and other expense, net	3	1	3
Gain (loss) on equity investments	2	—	(2)

Income (loss) before income taxes	9	(11)	(28)
Provision for income taxes	1	—	40

Net income (loss)	8%	(11)%	(68)%

NET REVENUES

	2005	2004	2003
	(in thousands, except percentages)
Total net revenues	$168,701	$149,990	$137,159
Change over prior year	$18,711	$12,831
Percent change over prior year	12%	9%

        Our net revenues are made up of three components: license and development fees; maintenance and other recurring; and professional services and other. License revenues are derived from the licensing of software products, while development fees are derived from development contracts that we have entered into with other companies, including customers and development partners. Maintenance and other recurring revenues are derived from maintenance fees charged in the initial licensing year, renewals of annual maintenance services in subsequent years and recurring revenues derived from our subscription-based and transaction-based services. Professional services and other revenues include fees for consulting, training services, "soft dollaring" of third-party products and services and our user conferences.

        Net revenues increased in 2005 and 2004 due to growing information technology spending by our customers, as well as a general increase in demand for many of our products and services. The increases reflected improving economic conditions and growth in the financial markets. The growth in net revenues included increases in license and development fees, maintenance and recurring revenues, as well as increased revenue from international sales. The increase in 2005 also reflected a higher level of professional services and other revenues. After adverse economic conditions negatively impacted revenues across the industry in 2002 and 2003, the economy stabilized in 2004 and continued to strengthen into 2005, resulting in shorter sales cycles, growing investment in information technology projects, and a general increase in expenditures for software related services. Going forward, we expect normal seasonal weakness to impact revenues in the first quarter of 2006, followed by modest growth as the year progresses. However, we also expect a continued challenging business environment and limited ability to forecast revenue over the near-term, particularly with respect to license revenue, as we continue our transition to a term license model.

        International sales, which are based on the location to which the product is shipped, also contributed to our growth in 2005 and 2004, representing 11% of our net revenues in 2005, compared to 9% in 2004 and 7% in 2003. We expect growth to continue in fiscal 2006, especially in the EMEA region. The revenues from customers in any single international country did not exceed 10% of total revenues.

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

License and Development Fees

	2005	2004	2003
	(in thousands, except percentages)
License and development fees	$39,166	$35,665	$29,386
Percent of net revenues	23%	24%	21%
Change over prior year	$3,501	$6,279
Percent change over prior year	10%	21%

        The increase in license and development fee revenues in 2005 and 2004 primarily reflected the improving economic and industry conditions resulting in increased capital spending by our customers. Improving financial markets in these periods resulted in a more favorable business climate as our customers were more willing to commit to new software purchases as well as existing customer upgrades. For each of the periods presented, the Advent Office (including Axys, Moxy, Partner and Qube) and Geneva products accounted for the majority of license revenue. License and development fee revenues in 2005 also reflected an increase in Geneva-related assets under administration ("AUA") revenues and increasing term license revenues as our transition to a term model continued. Our AUA revenues increased by $2.7 million during 2005 as a result of the growth in assets under administration of certain fund administration clients, whose Geneva contracts provide for quarterly fees based on assets, resulting in significant recurring quarterly revenue. While perpetual license revenue decreased $2.9 million due to our transition towards selling more contracts on a term basis, revenue recognized from term license deals increased $2.9 million. The increase in 2004 was primarily due to higher license fees totaling $5.3 million from sales of Axys, Partner, Moxy, Qube, Geneva and other associated products, particularly with larger customers. In addition, we had significant overall revenue growth from our MicroEdge segment product lines of $1.4 million and $0.9 million in fiscal 2005 and 2004, respectively.

        We typically license our products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the number of site installations, the number of authorized users, the size of the customer and the customer's line of business. Our pricing can vary in different market segments to maintain our competitive position. We earn development fees when we provide product solutions that are not part of our standard product offering but that will be incorporated into our future releases. For fiscal years 2005, 2004 and 2003, revenue from development fees has been 5% or less of total license and development fees revenue.

        For fiscal years 2005, 2004 and 2003, revenues generated from Advent product and services paid for through "soft dollar" transactions engaged by our Second Street Securities subsidiary represented less than 4% of total license and development fees revenue.

        We expect license and development fees revenues to be down slightly in 2006 as we continue our transition to a term model. As we sell more products on a term license model, we defer a greater portion of license revenue over the term of the contract, instead of recognizing the license revenue up front. The net effect, assuming most customers renew their contracts upon expiration of the initial term, is to build a long-term license and maintenance stream and also enhance predictability over the long run.

Maintenance and Other Recurring Revenues

	2005	2004	2003
	(in thousands, except percentages)
Maintenance and other recurring revenues	$107,320	$95,098	$86,483
Percent of net revenues	64%	63%	63%
Change over prior year	$12,222	$8,615
Percent change over prior year	13%	10%

        The increase in maintenance and other recurring revenues in 2005 reflected new maintenance support contracts as a result of new license deals, price increases to our installed customer base, an increase in demand for our data services and an increase in our recurring revenue stream. Maintenance revenues increased by $7.9 million to $73.3 million in 2005 reflecting an increase in new maintenance support contracts as a result of the increase in the number of new license deals (both perpetual and term) and price increases to our installed customer base. Recurring revenues increased by $4.3 million to $34.0 million in 2005 primarily reflecting increases of $1.6 million from a revenue sharing arrangement and increased revenue from our Advent Custodial Data services of $1.9 million.

        Maintenance revenues increased by $5.9 million to $65.3 million in 2004 due to higher volume and price increases. Recurring revenues increased by $2.7 million to $29.8 million in 2004 primarily reflecting an increase of $2.3 million from a revenue sharing arrangement, increased revenue from our Advent Custodial Data services of $1.0 million offset partially by a decline in our overall outsourcing revenue of $1.1 million.

        We expect that maintenance and recurring revenues will continue to increase due to new maintenance contracts and price increases in 2006, but at a lower growth rate than 2005.

Professional Services and Other Revenues

	2005	2004	2003
	(in thousands, except percentages)
Professional services and other revenues	$22,215	$19,227	$21,290
Percent of net revenues	13%	13%	16%
Change over prior year	$2,988	$(2,063)
Percent change over prior year	16%	(10)%

        Our consulting and other professional services revenues are generally proportional to sales of our software products, which increased in 2005 and 2004.

        The increase in professional services and other revenues in 2005 was primarily due to a general increase in volume of consulting and training services demanded as a result of higher license sales, resulting in general consulting and training revenues increasing by $2.9 million.

        The decrease in professional services and other revenue in 2004 was primarily due to lower revenues earned from third party products paid for through soft dollar transactions of approximately $3.5 million, partially offset by increased revenue from our custom work of $0.7 million as a result of higher license sales. The decline in revenues from soft dollar transactions resulted from our change in revenue classification from our Second Street Securities subsidiary when they engage in the soft dollaring of third party products. Effective January 1, 2004, we recognize revenue from these transactions on a net basis. As a result, we recorded revenues on a net basis from soft dollaring of third party products in 2004 of $2.0 million, which was a decrease of $3.5 million from 2003, when revenue was recognized on a gross basis.

        We expect that professional services and other revenues will increase moderately in 2006 due to planned deferral into future periods of professional services revenues on term deals. Increases or decreases in consulting and other professional services revenues generally lag corresponding increases or decreases in license revenues by one quarter or more, and can also be affected by specific project milestone completions.

Revenues by Segment

	2005	2004	2003
	(in thousands)
Advent Investment Management	$145,987	$130,358	$115,445
MicroEdge	20,026	16,967	14,970
Other	2,778	2,665	6,744

Total	$168,701	$149,990	$137,159

        We have two reportable segments: Advent Investment Management ("AIM") and MicroEdge. AIM derives revenues from the development, marketing and sale of software products, data interfaces and related maintenance and services that automate, integrate and support certain mission critical functions of investment management organizations. MicroEdge derives revenues from the sale of software and services for grant management, gifts matching and volunteer tracking for the grant-making community worldwide. See Note 12, "Segment and Geographical Information", to our consolidated financial statements.

        The 12% and 13% increases in AIM's revenues in fiscal 2005 and 2004, respectively, reflected the improved economic conditions and growth in the financial markets, as well as the continued focus on selling our Advent Office and Geneva products. AIM's revenue increases in 2005 and 2004 also reflected an increase in new maintenance support contracts as a result of new license deals and price increases for maintenance contracts from our installed customer base, partially offset by attrition from within our existing installed customer base. We also had growth in international sales in both periods, partly attributable to our acquisitions in the UK and Switzerland in May 2004. Our assets under administration revenues increased by $2.7 million in 2005, as a result of the growth in assets under administration for our fund administration clients, where certain Geneva contracts provide for quarterly fees based on assets, resulting in significant recurring revenue.

        The technology spending patterns of organizations in MicroEdge's primary markets (independent foundations, community foundations and corporations) are directly affected by economic fluctuations as foundation budgets are largely driven by endowment income. Given that endowments often contain market-exposed components, they are significantly affected by the economy. For instance, foundation spending decreases in an economic downturn. Community foundations are subject to similar influences, compounded by the fact that in many cases much of their ongoing funding and endowment comes from active donors who may increase or reduce their giving depending on the economic climate and the related effect on their income and wealth. Corporations typically fund charitable activities from operating budgets, and the allocation to charitable donations and supporting company charitable operations is often closely tied to a company's performance. Thus, corporate philanthropy and spending on related technology are correlated with company and overall economic performance.

        The 18% and 13% increases in MicroEdge revenues in fiscal 2005 and 2004, respectively, also reflected the improved economic conditions and growth in the financial markets which resulted in increased charitable contributions. This increase in charitable contributions received by the foundations sector in these periods enabled foundations to increase their information technology expenditures which resulted in the increase in MicroEdge revenues.

COST OF REVENUES

	2005	2004	2003
	(in thousands, except percentages)
Total cost of revenues	$51,797	$52,955	$57,024
Percent of net revenues	31%	35%	42%
Change over prior year	$(1,158)	$(4,069)
Percent change over prior year	(2)%	(7)%

        Our cost of revenues is made up of four components: cost of license and development fees; cost of maintenance and other recurring; cost of professional services and other; and amortization and impairment of developed technology.

Cost of License and Development Fees

	2005	2004	2003
	(in thousands, except percentages)
Cost of license and development fees	$1,400	$2,138	$2,460
Percent of total license revenues	4%	6%	8%
Change over prior year	$(738)	$(322)
Percent change over prior year	(35)%	(13)%

        Cost of license and development fees consist primarily of royalties and other fees paid to third parties, the fixed direct labor involved in producing and distributing our software, labor costs associated with generating development fees and cost of product media including duplication, manuals and packaging materials. The decrease in 2005 reflected decreased outside service costs, and shipping and related product demo costs. The decrease in 2004 primarily reflected a decrease in royalty payments to third parties associated with our Data Warehouse products of $196,000 and reduced contractor costs of $192,000.

        In absolute dollars, we expect cost of license and development fees in 2006 to be essentially flat compared with 2005.

Cost of Maintenance and Other Recurring

	2005	2004	2003
	(in thousands, except percentages)
Cost of maintenance and other recurring	$29,499	$27,820	$30,396
Percent of total maintenance revenue	27%	29%	35%
Change over prior year	$1,679	$(2,576)
Percent change over prior year	6%	(8)%

        Cost of maintenance and other recurring revenues is primarily comprised of the direct costs of providing technical support and other services for recurring revenues and royalties paid to third party subscription-based and transaction-based vendors. The increase in 2005 was primarily due to increased compensation expense of $1.2 million associated with higher headcount during 2005 and royalty expense of $0.5 million. During fiscal 2003, we wrote-off approximately $1.8 million of abandoned internally developed software which contributed to the fluctuation in 2004.

        We expect cost of maintenance and other recurring revenues in 2006 to increase slightly compared with 2005 to support higher maintenance and other recurring revenue.

Cost of Professional Services and Other

	2005	2004	2003
	(in thousands, except percentages)
Cost of professional services and other	$18,323	$16,526	$17,601
Percent of total professional services revenues	82%	86%	83%
Change over prior year	$1,797	$(1,075)
Percent change over prior year	11%	(6)%

        Cost of professional services and other revenues primarily consists of personnel related costs associated with providing consulting, custom report writing and training. Also included are direct costs associated with contractors, travel expenses and costs associated with third party soft dollar transactions. The increase in 2005 was primarily due to higher compensation expense of $1.2 million as a result of our incurring a full year of payroll expense from additional headcount related to our acquisitions in the United Kingdom and Switzerland in May 2004, and additional costs of $0.5 million from our annual user conference. The decrease in 2004 primarily reflected lower cost of revenues from third party products paid for through soft dollar transactions of $4.4 million and a decrease in other outside service costs of $0.8 million, partially offset by an increase in salaries of $2.4 million related to increased consulting and services associated with our higher levels of revenue and increased headcount following our acquisitions in the United Kingdom and Switzerland, and an increase in bonuses of $1.6 million. The decline in cost of revenues from soft dollar transactions resulted from our change in revenue classification from our Second Street Securities subsidiary when they engage in the soft dollaring of third party products. Other revenues and cost of revenues for fiscal 2004 have been changed to reflect revenue recognition on a net basis from these transactions. This change impacted cost of professional services and other by a total of $4.9 million in fiscal 2004.

        We anticipate cost of professional services and other revenues in 2006 to increase over 2005 as we expect to increase the number of implementations we perform, the majority of which will be sold on a term basis.

Amortization and Impairment of Developed Technology

	2005	2004	2003
	(in thousands, except percentages)
Amortization and impairment of developed technology	$2,575	$6,471	$6,567
Percent of net revenues	2%	4%	5%
Change over prior year	$(3,896)	$(96)
Percent change over prior year	(60)%	(1)%

        Amortization and impairment of developed technology represents amortization and impairment of acquisition-related intangible assets, and amortization of capitalized software development costs. Amortization of developed technology decreased in 2005 reflecting technology related intangible assets from prior acquisitions becoming fully amortized, and the write-off of Techfi and Advent Wealth Services' ("AWS") developed technology intangible assets during the second half of 2004.

        Amortization of developed technology decreased in 2004 reflecting technology related intangible assets from prior acquisitions becoming fully amortized or impaired, partially offset by amortization of technology related intangible assets associated with our acquisitions in the United Kingdom and Switzerland in May 2004. During 2004, we also recorded non-cash impairment charges totaling $1.3 million. This amount included $1.0 million to write-off Techfi core and existing technology resulting from our decision to sunset certain products within our Techfi product line, and $0.3 million to write-off AWS acquired technology resulting from significant underperformance by AWS relative to historical and projected future operating results as well as our decision to re-focus our strategic direction on our core businesses.

        We expect amortization of developed technology to be approximately $1.0 million in 2006.

OPERATING EXPENSES

Sales and Marketing

	2005	2004	2003
	(in thousands, except percentages)
Sales and marketing	$40,269	$38,893	$44,754
Percent of net revenues	24%	26%	32%
Change over prior year	$1,376	$(5,861)
Percent change over prior year	4%	(13)%

        Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars. The increase in 2005 was attributable to increased compensation expenses of $2.4 million due to higher commissions and bonus expense associated with higher levels of revenue. Marketing expenses increased $0.5 million primarily as a result of our APX product launch. These increases were partially offset by decreases of $1.0 million in bad debt and royalty expenses and $0.6 million in outside services associated with decreased utilization of external consultants. The decrease in expenses in fiscal 2004 was due primarily to decreased compensation expense of $5.3 million resulting from our restructuring activities initiated in 2003 to lower headcount by consolidating our sales organizations. In addition, our sales conference, typically held bi-annually in previous years, was held only once in 2004 resulting in savings of approximately $0.7 million.

        We expect sales and marketing expenses in 2006 to increase moderately compared with 2005 as we expand our sales force and increase some marketing activities.

Product Development

	2005	2004	2003
	(in thousands, except percentages)
Product development	$30,446	$32,260	$34,857
Percent of net revenues	18%	22%	25%
Change over prior year	$(1,814)	$(2,597)
Percent change over prior year	(6)%	(7)%

        Product development expenses consist primarily of salary and benefits for our development staff as well as contractors' fees and other costs associated with the enhancements of existing products and services and development of new products and services. We account for product development costs in accordance with SFAS 2, "Accounting for Research and Development Costs", and SFAS 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", which specifies that costs incurred to develop computer software products should be charged to expense as incurred until technological feasibility is reached for the products. Once technological feasibility is reached, all software costs should be capitalized until the product is made available for general release to customers. The capitalized costs will be amortized using the greater of the ratio of the products current gross revenues to the total of current expected gross revenues or on a straight-line basis over the software's estimated economic life of approximately three years.

        The decrease in 2005 was due primarily to the capitalization of software development costs of $1.5 million during 2005. During 2005, we had several major products, including APX, in their final beta phase. The remaining decrease in product development expense in 2005 was due to lower compensation expense as a result of lower headcount from restructuring activities in 2003 and 2004. The decrease in expenses in 2004 was due primarily to a decline in compensation expense of

$1.1 million as a result of our restructuring activities initiated in 2003 and lower costs incurred for outside contractors of $0.6 million.

        We expect product development expenses in 2006 to increase moderately in support of continued and new product development compared with 2005.

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

General and Administrative

	2005	(Restated, See Note 14) 2004	2003
	(in thousands, except percentages)
General and administrative	$33,773	$26,576	$23,217
Percent of net revenues	20%	18%	17%
Change over prior year	$7,197	$3,359
Percent change over prior year	27%	14%

        General and administrative expenses consist primarily of personnel costs for finance, administration, operations and general management, as well as legal and accounting expenses. The increase of $7.2 million in 2005 was primarily due to higher legal and professional fees of $4.0 million, payroll and related costs of $2.5 million, outside service costs of $1.2 million and computer and telecom expense of $1.0 million, partially offset by decreased facility expense of $1.2 million. The increase in professional fees was primarily due to an increase in legal fees of $1.8 million for various inquiries and disputes, including our ongoing litigation with the former shareholders of Kinexus, costs of $1.0 million to settle the claims of certain former members and employees of Advent Outsource Data Management, and additional accounting costs of $1.4 million for our year-end audit of financial statements and internal controls and other associated compliance costs. The increase in personnel and related costs of $2.5 million in 2005 was primarily due to severance for terminated employees and a full year of payroll expense from additional headcount related to our acquisitions of our remaining independent distributor businesses in the United Kingdom and Switzerland in May 2004. The increase in outside services of $1.2 million was primarily due to costs associated with increased utilization of outside contractors. The increase in computer and telecom expense was primarily due to a voice IP phone system that was implemented during 2005. These increases in general and administrative expenses during 2005 were partially offset by decreased facility expense as a result of our restructuring activities to reduce excess office space.

        The increase in 2004 was primarily due to increased accounting and compliance costs associated with the Sarbanes-Oxley Act of $2.1 million, fixed asset disposal losses of $0.5 million, and a rent expense adjustment of $0.4 million incurred in 2004.

        We expect general and administrative expenses to be down significantly in 2006 compared with 2005, as we expect legal and professional fees to decrease in 2006, and do not expect several items from 2005 to recur including certain severance payments, the Advent Outsource legal settlement of $1.0 million and associated legal fees. However, we anticipate incurring additional rent expense of approximately $1.2 million in 2006 related to the lease agreement executed on January 6, 2006 for our future headquarter facility located at 600 Townsend Street in San Francisco, California. In addition, we will incur accelerated depreciation on leasehold improvements at our current headquarters which will result in additional depreciation expense of approximately $0.6 million. See further discussion of the 600 Townsend lease agreement in "Recent Developments".

Amortization and Impairment of Other Intangibles

	2005	2004	2003
	(in thousands, except percentages)
Amortization and impairment of other intangibles	$4,041	$12,237	$7,854
Percent of net revenues	2%	8%	6%
Change over prior year	$(8,196)	$4,383
Percent change over prior year	(67)%	56%

        Amortization and impairment of other intangibles represents amortization and impairment of our non-technology related intangible assets. Amortization of other intangibles decreased in 2005 as a result of intangible assets from prior acquisitions becoming fully amortized and the write-off of Techfi, AWS and Advent Hellas other intangible assets during the second half of 2004.

        Amortization of other intangibles increased slightly in 2004 as the result of our acquisitions in the United Kingdom and Switzerland. During 2004, we also recorded non-cash impairment charges totaling $4.1 million. This amount included $2.4 million to write-off the carrying value of our Techfi non-compete agreements and maintenance contracts resulting from our decision to sunset certain products within our Techfi product line, and $0.4 million and $1.4 million to write-off the carrying value of AWS and Advent Hellas' customer relationships and trademarks, respectively, as a result of significant underperformance by AWS and Advent Hellas relative to historical and projected future operating results as well as our decision to re-focus our strategic direction on our core businesses.

        We expect amortization of other intangibles to be approximately $3.7 million in 2006.

Restructuring Charges

	2005	2004	2003
	(in thousands, except percentages)
Restructuring charges	$2,039	$5,133	$9,112
Percent of net revenues	1%	3%	7%
Change over prior year	$(3,094)	$(3,979)
Percent change over prior year	(60)%	(44)%

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

        For fiscal 2005, we recorded total restructuring charges of $2.0 million primarily consisting of facility and exit costs of $1.5 million related to the sub-lease of one floor of the Company's office in New York, New York and additional charges of $567,000 primarily to adjust original estimates of facility maintenance expenses and real estate taxes of vacated facilities.

        For fiscal 2004, we recorded total restructuring charges of $5.1 million consisting of $5.0 million to exit leased facilities, $0.9 million for the write-off of property and equipment, $136,000 for severance and benefits associated with the termination of nine employees, and net benefits of $893,000 to adjust our original estimates for vacated facilities and severance charges.

        We continued to consolidate office space during 2004 and incurred charges of $4.9 million for facility and exit costs and $0.9 million of property and equipment impairment charges related to vacating a facility in San Francisco, California, and $78,000 to vacate a portion of a facility in Cambridge, Massachusetts. We estimated the cost of exiting the facility leases based on the contractual terms of the agreements and real estate market conditions. During the year, we entered into sublease agreements on vacated facilities in San Francisco and New York, and recorded accretion expense to adjust the present value of lease obligations on vacated facilities at December 31, 2004, resulting in a net adjustment to our original estimates of $794,000. During the year we also incurred charges of $136,000 for severance and benefits related to the termination of nine employees located primarily in New York, and reversed $99,000 of severance and benefits primarily related to employees terminated in 2003, as costs were lower than previously anticipated.

        For fiscal 2003, we recorded total restructuring charges of $9.1 million consisting of $5 million for severance and benefits associated with a workforce reduction of 176 employees, $3.2 million for costs to exit leased facilities, and $0.9 million for the write-off of property and equipment.

        The workforce reduction of 176 employees consisted of 39 employees in client services and support, 25 employees in professional services, 46 employees in product development, 42 employees in sales and marketing and 24 employees in general and administrative functions. These employees were located in San Francisco, California; New York, New York; Denver, Colorado; Concord, California; and Melbourne, Australia. Included in the charge is $90,000 for non-cash severance associated with modification to a former employee's stock options. The Company also incurred charges associated with consolidating office space in the New York City area and vacating facilities in Melbourne, Australia; Concord, California; and Denver, Colorado. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. The write-off of property and equipment consisted primarily of leasehold improvements, computer equipment and related software, and office equipment, furniture and fixtures which were abandoned as a result of vacating various facilities.

        The following table set forth an analysis of the components of the restructuring charges and the payments and non-cash charges made against the accrual during fiscal 2003, 2004 and 2005 (in thousands):

	Facility Exit Costs	Severance and Benefits	Property & Equipment Abandoned	Total
Balance of restructuring accrual at December 31, 2002	$—	$—	$—	$—
Restructuring charges	3,247	5,004	861	9,112
Reversal of deferred rent related to facilities exited	194	—	—	194
Cash payments	(1,257)	(4,750)	—	(6,007)
Non-cash charges	(3)	(90)	(861)	(954)

Balance of restructuring accrual at December 31, 2003	$2,181	$164	$—	$2,345
Restructuring charges	5,027	136	863	6,026
Reversal of deferred rent related to facilities exited	272	—	—	272
Cash payments	(2,529)	(189)	—	(2,718)
Non-cash charges	—	—	(863)	(863)
Adjustment of prior restructuring costs	(794)	(99)	—	(893)

Balance of restructuring accrual at December 31, 2004	$4,157	$12	$—	$4,169
Restructuring charges	1,472	—	—	1,472
Reversal of deferred rent related to facilities exited	703	—	—	703
Cash payments	(2,351)	—	—	(2,351)
Adjustment of prior restructuring costs	572	(5)	—	567

Balance of restructuring accrual at December 31, 2005	$4,553	$7	$—	$4,560

        Of the remaining restructuring accrual of $4.6 million at December 31, 2005, $1.4 million and $3.1 million are included in accrued liabilities and other long-term liabilities, respectively. The accrued excess facility costs of $4.6 million are stated at estimated fair value, net of estimated sub-lease income of $8.5 million. We expect to pay the remaining obligations in connection with vacated facilities over the remaining lease terms, which will expire on various dates through 2012. We expect to pay the remaining severance and benefits in 2006. As the result of our restructuring activities implemented to date, we have reduced our total expenses by approximately $15 million on an annual basis. We anticipate incurring a restructuring charge for contract termination costs and other associated costs in the range of $2.0 million to $5.0 million during fiscal 2006 when we move from our current headquarter facilities to our future headquarters located at 600 Townsend Street in San Francisco, California.

Operating Income (Loss) by Segment

	2005	(Restated See Note 14) 2004	2003
	(in thousands)
Advent Investment Management	$9,599	$(74)	$(26,095)
MicroEdge	2,979	675	965
Other	374	43	(108)
Unallocated corporate operating costs and expenses:
Amortization and impairment of developed technology	(2,575)	(6,471)	(6,567)
Amortization and impairment of other intangibles	(4,041)	(12,237)	(7,854)

Total	$6,336	$(18,064)	$(39,659)

        Our AIM segment improved its operating income to $9.6 million in 2005 from an operating loss of $74,000 in 2004. This improvement reflects an increase in AIM revenues of $15.5 million offset by higher general and administrative costs including higher legal and professional fees relating to various inquiries and disputes including our ongoing litigation with the former shareholders of Kinexus, costs to settle the claim of former members and employees of Advent Outsource Data Management, and accounting costs associated with our year-end audit and compliance with the Sarbanes-Oxley Act of 2002. AIM's operating losses in fiscal 2004 decreased as revenue increased and we benefited from continued cost-cutting initiatives and the restructuring activities initiated in 2003.

        MicroEdge's operating income increased by $2.3 million as a result of revenue growth of $3.1 million during 2005 partially offset by increased recruiting costs and higher outside services cost associated with increased utilization of outside contractors. MicroEdge's operating income declined 63% in fiscal 2003 as a result of revenue decline and increased cost of revenues as product mix shifted.

        See Note 12, "Segment and Geographical Information", to the consolidated financial statements for additional information regarding our segments.

Interest Income and Other Expense, net

	2005	2004	2003
	(in thousands, except percentages)
Interest income and other expense, net	$4,596	$1,905	$3,526
Percent of net revenues	3%	1%	3%
Change over prior year	$2,691	$(1,621)
Percent change over prior year	141%	(46)%

        Interest income and other expense, net consists of interest income, realized gains and losses on short-term investments, our pro rata share of net income or loss on our equity method investment and foreign currency gains and losses. The increase in 2005 was primarily attributable to an increase in interest income of $1.8 million as a result of higher average interest rates and interest bearing cash balances. Interest income was $4.5 million, $2.7 million, and $2.6 million in fiscal 2005, 2004, and 2003, respectively. Interest income and other expense, net for fiscal 2004 and 2003 also reflects our pro rata share of losses on our equity method investment of $257,000 and $104,000, respectively. Effective December 28, 2004, our Chief Executive Officer resigned her seat on LatentZero's board of directors. As a result, we no longer believe we have significant influence over LatentZero and therefore are not required to adjust the carrying amount of this investment to recognize our share of LatentZero's earnings or losses. This investment is carried at the lower of cost or fair value at December 31, 2005 and 2004, similar to our other non-marketable investments. The remaining components of interest income and other expense, net fluctuate primarily due to foreign currency gains and losses and realized gains and losses from sales of short-term investments. We expect interest income and other expense, net to be in the range of $4.0 million to $5.0 million for fiscal 2006, excluding the cash impact of any significant stock repurchases which we may undertake.

Gain (Loss) on Equity Investments

	2005	2004	2003
	(in thousands, except percentages)
Gain (loss) on equity investments	$3,608	$—	$(1,998)
Percent of net revenues	2%	0%	-2%
Change over prior year	$3,608	$1,998
Percent change over prior year	0%	(100)%

        Gain (loss) on equity investments includes other-than-temporary losses and realized gains on sale of our investments in privately held companies. The increase in 2005 reflects a gain on sale of a private equity investment of $3.6 million during the second quarter of 2005. In 2003, we recorded a write-down of $2 million on our equity investments.

        We do not anticipate any gain or loss on investments in 2006; however, we will continue to evaluate our investments in accordance with generally accepted accounting principles and our internal policies.

Provision for Income Taxes

	2005	2004	2003
	(in thousands, except percentages)
Provision for income taxes	$405	$20	$54,802
Percent of net revenues	1%	0%	40%
Change over prior year	$385	$(54,782)
Percent change over prior year	1,925%	100%

        During 2003, we established a full valuation allowance against our deferred tax assets in the United States because we determined it is more likely than not that these deferred tax assets will not be realized in the foreseeable future. As a result, the provision for income taxes was $405,000, $20,000 and $54.8 million in fiscal 2005, 2004 and 2003, respectively, with an effective tax provision rate of 2.8% in 2005, 0.1% in 2004, and 143.7% in 2003. During 2005, we utilized $1.5 million of federal net operating loss carryforwards which was offset by a $1.8 million tax return-to-provision true-up for 2004. As of December 31, 2005, we made no provision for a cumulative total of $1.2 million of undistributed earnings for certain non-U.S. subsidiaries, which have been or are intended to be permanently reinvested.

Liquidity and Capital Resources

        Our aggregate cash, cash equivalents and marketable securities at December 31, 2005 were $163.4 million, compared with $165.5 million at December 31, 2004. Cash equivalents are comprised of highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase.

        The table below, for the periods indicated, provides selected consolidated cash flow information (in thousands):

	Fiscal Years
	2005	2004	2003
Net cash provided by operating activities	$36,703	$24,985	$7,049
Net cash provided by (used in) investing activities	$45,194	$(34,105)	$922
Net cash used in financing activities	$(32,012)	$(4,619)	$(3,859)

  Cash flows from Operating Activities

        Our cash flows from operating activities represent the most significant source of funding for our operations. The major uses of our operating cash include funding payroll (salaries, bonuses and benefits), general operating expenses (marketing, travel and office rent) and cost of revenues.

        Operating activities provided $36.7 million, $25.0 million, and $7.0 million in 2005, 2004 and 2003, respectively. Our cash provided by operating activities generally follows the trend in our net revenues and operating results. Cash provided by operating activities of $36.7 million during fiscal 2005 primarily consisted of our net income of $14.1 million and non-cash charges including depreciation and amortization of $15.3 million. Other sources of cash included increases in accrued liabilities of $4.6 million and deferred revenues of $6.7 million. The increase in accrued liabilities primarily reflected increases in accrued bonuses and accrued legal fees. The increase in deferred revenues reflected new maintenance contracts, existing maintenance contracts renewed at higher prices, and more contracts signed on a term model. These sources of cash were offset by net non-operating gains on investments of $3.3 million primarily resulting from a gain on sale of a private equity investment of $3.6 million and decreases in deferred income taxes of $1.1 million and income taxes payable of $1.2 million. The decrease in deferred income taxes reflected the amortization of foreign deferred tax liabilities. The decrease in income taxes payable reflected the payment of a tax settlement. Other major uses of our operating cash including funding payroll (salaries, bonuses and benefits), general operating expenses (marketing, travel and office rent) and cost of revenues.

        Our net loss during fiscal 2004 was more than offset by non-cash charges. Other sources of cash during fiscal 2004 included decreases in accounts receivable, prepaid and other assets, income taxes receivable and increases in accrued liabilities and deferred revenues. The decrease in accounts receivable reflected strong collections during the year. Days' sales outstanding decreased to 73 at December 31, 2004 from 82 at December 31, 2003. The decrease in prepaid and other assets reflected prepaid expense amortization and collection of a receivable for a litigation settlement recorded in the fourth quarter of 2003. The decrease in income taxes receivable reflected the receipt of a federal income tax refund. The increase in accrued liabilities was primarily due to restructuring charges recorded for facilities vacated during the year. The increase in deferred revenues reflected new maintenance contracts, existing maintenance contracts renewed at higher prices, and more contracts signed on a term model.

        Our net loss in 2003 was significantly offset by non-cash charges. Significant sources of cash during 2003 included a decrease in accounts receivable.

        We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, amount of revenue deferred resulting from our shift from a perpetual to term license model, collection of accounts receivable, and timing of payments.

  Cash Flows from Investing Activities

        Net cash provided by investing activities in 2005 of $45.2 million consisted of net sales and maturities of marketable securities of $50.4 million and proceeds from the sale of a private equity investment of $3.8 million offset by capital expenditures of $6.4 million, capitalized software development costs of $1.5 million and acquisition related costs of $1.0 million.

        Net cash used in investing activities in 2004 of $34.1 million consisted of net purchases of marketable securities of $20.8 million, cash used in acquisitions of $9.6 million and capital expenditures of $3.7 million. Cash used in acquisitions reflected the acquisition of the remaining distributor businesses of Advent Europe in the United Kingdom and Switzerland in May 2004, and earn-out payments made to the shareholders of Advent Outsource. During 2004, we added significant customers in the EMEA region and view this as an increasingly important market for us in the future. See Note 3, "Acquisitions", to the consolidated financial statements for additional information regarding acquisitions.

        Net cash provided by investing activities in 2003 of $0.9 million consisted of net sales and maturities of marketable securities of $17.6 million, partially offset by $9.9 million used for the acquisition of Advent Netherlands BV and capital expenditures of $6.8 million.

        We expect an increase in our capital expenditures in 2006 as we move into our new headquarter facilities and construct tenant improvements of approximately $3.8 million.

  Cash Flows from Financing Activities

        Net cash used in financing activities in 2005 of $32.0 million reflected the repurchase of 2.8 million shares of our common stock for $52.6 million partially offset by proceeds received from the issuance of common stock related to stock options and our employee stock purchase plan totaling $20.6 million.

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

        Our liquidity and capital resources in any period could be affected by the exercise of outstanding stock options and issuance of common stock under our employee stock purchase plan. The resulting increase in the number of outstanding shares could also affect our per share results of operations. However, we cannot predict the timing or amount of proceeds from the exercise of these securities, or whether they will be exercised at all. Furthermore, cash reserves may be used to continue our common stock repurchase activity.

        At December 31, 2005, we had $117.1 million in working capital, down from $127.9 million at December 31, 2004. We currently have no significant capital commitments other than net commitments under our operating leases, which declined from $31.5 million at December 31, 2004 to $21.9 million at December 31, 2005, as a result of lease payments made during the course of fiscal 2005 and to a lesser extent sub-leasing one floor of our New York facilities as part of our restructuring activities.

        The following table summarizes our contractual cash obligations as of December 31, 2005 (in thousands):

	Fiscal Years
	2006	2007	2008	2009	2010	Thereafter	Total
Operating lease obligations, net of sub-lease income	$7,072	$5,356	$4,963	$1,925	$1,368	$1,208	$21,892

        At December 31, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

        We have taken numerous actions over the last several years to strengthen our cash position and balance sheet and to improve our ability to generate positive cash flow from operating activities. Many of these actions were taken in the last half of 2003 in order to offset the negative impacts of the economic downturn and decreased information technology spending which negatively impacted our net revenues.

        We expect that for the foreseeable future, our operating expenses will continue to constitute a significant use of cash flow. In addition, we may use cash to fund acquisitions or invest in other businesses. Based upon our past performance and current expectations, we believe that our cash and cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases and financing activities for the foreseeable future.

Off-Balance Sheet Arrangements and Contractual Obligations

        Our off-balance sheet arrangements as of December 31, 2005 consist of obligations under operating leases. See Note 8, "Commitments and Contingencies" to the consolidated financial statements and the Liquidity and Capital Resources section above for further discussion and a tabular presentation of our contractual obligations.

Recent Developments

        On January 6, 2006, we entered into a definitive lease agreement with Toda Development, Inc. whereby we will lease approximately 95,000 square feet of office space at 600 Townsend Street in San Francisco, California. The Company's contractual cash obligation under this agreement is approximately $20 million, payable over the ten-year term of the lease. Additionally, we anticipate approximately $7.6 million of leasehold improvements, of which $3.8 million will be funded by the Landlord and approximately $3.8 million will be paid directly by Advent. We anticipate relocating from our current headquarter facilities to the 600 Townsend facility during the third quarter of fiscal 2006.

        In March 2006, we completed our common stock repurchase program that was authorized in May 2004. From January 1, 2006 through March 8, 2006 which was the date of the last trade made under this repurchase program, the Company repurchased 1.2 million shares for a total cost of $33.7 million and an average price of $27.60. Since inception of this program in May 2004 through its termination in March 2006, we repurchased an aggregate 4.8 million shares of outstanding common stock for a total cost of $98.2 million and an average price of $20.43 per share.

Recent Accounting Pronouncements

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In April 2005, the SEC subsequently adopted a new rule delaying compliance with SFAS 123R until the beginning of our next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Under the SEC's recent rule, we are required to adopt SFAS 123R in our first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition method includes prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We will adopt the prospective method in the first quarter of fiscal 2006 and expect that the compensation charges under SFAS 123R will have a significant adverse impact on our consolidated results of operations and earnings (loss) per share.

        In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the staff's interpretation of Share-Based Payments. This interpretation expresses the views of the staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for publicly traded companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123R. We will adopt SAB 107 in connection with our adoption of SFAS 123R, which is expected to reduce our income before income taxes by approximately $14 million in fiscal 2006.

        In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations—An Interpretation of FASB Statement No. 143" ("FIN 47"), to clarify the requirement to record liabilities stemming from a legal obligation to clean up and retire fixed assets, such as a plant or factory, when an asset retirement depends on a future event. We adopted FIN 47 in the fourth quarter of fiscal 2005. The adoption did not have a material impact on our consolidated results of operations, cash flows or financial position.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"). This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change; the indirect effects should be recognized in the period of the change. This statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods that begin after December 15, 2005, although early adoption is permitted. We do not anticipate that the implementation of this standard will have a material impact on our consolidated results of operations, cash flows or financial position.

        In October 2005, the FASB issued Staff Position No. 13-1, "Accounting for Rental Costs Incurred During a Construction Period" ("FSP 13-1") to address the accounting for rental costs associated with operating leases that are incurred during a construction period. In particular, rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense. The provisions of FSP 13-1 are effective for reporting periods beginning after December 15, 2005. We anticipate that the implementation of this standard will result in additional rent expense of approximately $1.2 million in 2006 due to the construction period associated with our future headquarter facilities located at 600 Townsend in San Francisco, California, which we plan to move into during the third quarter of fiscal 2006.

        In November 2005, the FASB issued FASB Staff Position Nos. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP"). This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairments.

The provisions of this FSP are effective for reporting periods that begin after December 15, 2005. We do not anticipate that the implementation of this standard will have a material impact on our consolidated results of operations, cash flows or financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Historically, much of our revenues and capital spending was transacted in U.S. dollars. However, since the acquisitions of Advent Denmark, Advent Norway, Advent Sweden, Advent Netherlands, and Advent Europe's remaining distributors in the United Kingdom and Switzerland, whose revenues, with the exception of Geneva transactions and capital spending, are transacted in local country currencies, we have greater exposure to foreign currency fluctuations. We do not believe that a hypothetical 10% change in foreign currency exchange rates would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

        Our interest rate risk relates primarily to our investment portfolio, which consisted of $64.7 million in cash equivalents and $92.5 million in marketable securities as of December 31, 2005. An immediate sharp increase in interest rates could have a material adverse effect on the fair value of our investment portfolio. Conversely, immediate sharp declines in interest rates could seriously harm interest earnings of our investment portfolio. We do not currently use derivative financial instruments in our investment portfolio, nor hedge for these interest rate exposures.

        By policy, we limit our exposure to longer-term investments, and the majority of our investment portfolio at December 31, 2005 and 2004 had interest rate maturities of less than one year. As a result of the relatively short duration of our portfolio, an immediate hypothetical parallel shift to the yield curve of plus 25 basis points ("BPS"), 50 BPS and 100 BPS would result in a reduction of 0.14% ($223,000), 0.28% ($445,000) and 0.57% ($891,000), respectively, in the market value of our investment portfolio as of December 31, 2005.

        We have also invested in several privately-held companies, most of which can still be considered in the start-up or development stages. These non-marketable investments are classified as other assets on our consolidated balance sheets. Our investments in privately-held companies could be affected by an adverse movement in the financial markets for publicly-traded equity securities, although the impact cannot be directly quantified. These investments are inherently risky as the market for the technologies or products these privately-held companies have under development are typically in the early stages and may never materialize. It is our policy to review investments in privately held companies on a regular basis to evaluate the carrying amount and economic viability of these companies. This policy includes, but is not limited to, reviewing each of the companies cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes and competition. The evaluation process is based on information that we request from these privately held companies. This information is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to timing and the accuracy of the data received from these companies.

        Our investments in privately held companies are assessed for impairment when a review of the investee's operations indicates that a decline in value of the investment is other than temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. Impaired investments in privately held companies are written down to estimated fair value. We estimate fair value using a variety of valuation methodologies. Such methodologies include comparing the private company with publicly traded companies in similar lines of business, applying revenue multiples to estimated future operating results for the private company and estimating discounted cash flows for that company. We could lose our entire investment in these companies. At December 31, 2005, our net investments in privately-held companies totaled $8.5 million, which was principally comprised of our investment in LatentZero.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on management's assessment using the COSO criteria, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 as a result of the material weaknesses described below.

  1.
  As of December 31, 2005, the Company did not maintain effective controls over the accounting for income taxes, including the completeness and accuracy of its deferred income tax liabilities and related income tax provision. Specifically, the Company did not maintain effective controls to (i) include the benefit from the reversal of the deferred tax liability associated with the amortization of intangible assets of its European subsidiaries, or (ii) properly estimate the reduction in the valuation allowance associated with the deferred tax assets in the United States, in the calculation of its income tax provision. This control deficiency resulted in the restatement of the Company's financial statements for each of the first three quarters of 2004 and 2005, and adjustments to the fourth quarter of the 2004 and 2005 financial statements. Additionally, this control deficiency could result in a misstatement to the deferred income tax liabilities and income tax provision accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness as of December 31, 2005.

  2.
  As of December, 31, 2005, the Company did not maintain effective controls over the completeness and accuracy of its pro forma stock-based employee compensation expense. Specifically, the Company did not maintain effective controls to ensure that pro forma stock-based employee compensation expense from certain stock compensation arrangements, including those with non-standard vesting terms or performance vesting conditions, were expensed over the proper attribution period in conformity with generally accepted accounting principles. This control deficiency resulted in the revision of the Company's financial statements footnote disclosure for pro forma stock-based employee compensation expense for 2003 and 2004 and each of the first three quarters of 2004 and 2005. Additionally, this control deficiency could result in a misstatement of stock-based employee compensation expense that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness as of December 31, 2005.

        Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

REMEDIATION STEPS TO ADDRESS MATERIAL WEAKNESSES

        The Company's management has identified several steps necessary to address the material weaknesses in our internal control over financial reporting described above. Our remediation plan includes:

  •
  To continue to improve the skills, knowledge and experience available to the Company for the preparation and review of our tax provision calculations, through potentially hiring additional tax accounting personnel and by utilizing outside tax consultants. The Company will continue to use experienced qualified consultants to assist management in interpreting and applying income tax accounting literature and preparing the Company's annual income tax provision, and will continue to use such consultants in the future to obtain access to as much income tax accounting expertise as it needs;

  •
  To continue to improve the skills, knowledge and experience available to the Company for the preparation of our stock-based employee compensation expense to be recognized in the Company's financial statements upon adoption of SFAS No. 123R, "Share-Based Payment" ("SFAS 123R") in the first quarter of fiscal 2006 by allocating additional resources or expertise to this process. The Company will allocate additional resources or perform training for personnel in areas associated with the stock option granting process to increase competency levels of the personnel involved to ensure that the calculation of stock-based employee compensation expense from certain stock compensation arrangements, including those with non-standard vesting terms or performance vesting conditions, are properly expensed over the proper attribution period; and

  •
  To increase the level of review of i) option grant agreements, including stock compensation arrangements with non-standard vesting terms or performance vesting conditions, and ii) preparation of our stock-based employee compensation expense to be recognized in the Company's financial statements upon adoption of SFAS 123R in the first quarter of fiscal 2006; through potentially hiring additional personnel or utilizing external consultants. Specifically, the Company will potentially use additional resources to ensure that the calculation of stock-based employee compensation expense is adequately prepared and reviewed.
/s/ STEPHANIE G. DIMARCO Stephanie G. DiMarco President and Chief Executive Officer	/s/ GRAHAM V. SMITH Graham V. Smith Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Advent Software, Inc.

        We have completed integrated audits of Advent Software, Inc.'s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

  Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Advent Software, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 14 to the consolidated financial statements, the Company has restated its 2004 consolidated financial statements.

  Internal control over financial reporting

        Also, we have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 8, that Advent Software, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of not maintaining effective controls over (i) the accounting for income taxes, including the completeness and accuracy of deferred income tax liabilities and related income tax provision; and (ii) the completeness and accuracy of its pro forma stock-based employee compensation expense, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment.

  1.
  As of December 31, 2005, the Company did not maintain effective controls over the accounting for income taxes, including the completeness and accuracy of its deferred income tax liabilities and related income tax provision. Specifically, the Company did not maintain effective controls to (i) include the benefit from the reversal of the deferred tax liability associated with the amortization of intangible assets of its European subsidiaries, or (ii) properly estimate the reduction in the valuation allowance associated with the deferred tax assets in the United States, in the calculation of its income tax provision. This control deficiency resulted in the restatement of the Company's financial statements for each of the first three quarters of 2004 and 2005, and adjustments to the fourth quarter of the 2004 and 2005 financial statements. Additionally, this control deficiency could result in a misstatement to the deferred income tax liabilities and income tax provision accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness as of December 31, 2005.

  2.
  As of December, 31, 2005, the Company did not maintain effective controls over the completeness and accuracy of its pro forma stock-based employee compensation expense. Specifically, the Company did not maintain effective controls to ensure that pro forma stock-based employee compensation expense from certain stock compensation arrangements, including those with non-standard vesting terms or performance vesting conditions, were expensed over the proper attribution period in conformity with generally accepted accounting principles. This control deficiency resulted in the revision of the Company's financial statements footnote disclosure for pro forma stock-based employee compensation expense for 2003 and 2004 and each of the first three quarters of 2004 and 2005. Additionally, this control deficiency could result in a misstatement of stock-based employee compensation expense that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness as of December 31, 2005.

        These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

        In our opinion, management's assessment that Advent Software, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Advent Software, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
San Jose, California
March 31, 2006

ADVENT SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31
	2005	(Restated, See Note 14) 2004
ASSETS
Current assets:
Cash and cash equivalents	$70,941	$21,177
Marketable securities	92,491	144,352
Accounts receivable, net of allowance for doubtful accounts of $146 and $611, respectively	33,507	32,778
Prepaid expenses and other	12,403	10,415

Total current assets	209,342	208,722
Property and equipment, net	16,009	18,497
Goodwill	94,335	99,393
Other intangibles, net	8,758	14,668
Other assets, net	12,131	13,362

Total assets	$340,575	$354,642

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,945	$2,825
Accrued liabilities	20,637	17,570
Deferred revenues	64,839	56,405
Income taxes payable	2,801	4,036

Total current liabilities	92,222	80,836
Deferred income taxes	1,122	2,250
Other long-term liabilities	5,252	5,816

Total liabilities	98,596	88,902

Commitments and contingencies (See Note 8)
Stockholders' equity:
Preferred stock; $0.01 par value: 2,000 shares authorized; none issued
Common stock; $0.01 par value: 120,000 shares authorized; 31,147 and 32,733 shares issued and outstanding	311	327
Additional paid-in capital	331,530	339,995
Accumulated deficit	(95,828)	(86,856)
Accumulated other comprehensive income	5,966	12,274

Total stockholders' equity	241,979	265,740

Total liabilities and stockholders' equity	$340,575	$354,642

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31
	2005	(Restated, See Note 14) 2004	2003
Net revenues:
License and development fees	$39,166	$35,665	$29,386
Maintenance and other recurring	107,320	95,098	86,483
Professional services and other	22,215	19,227	21,290

Total net revenues	168,701	149,990	137,159
Cost of revenues:
License and development fees	1,400	2,138	2,460
Maintenance and other recurring	29,499	27,820	30,396
Professional services and other	18,323	16,526	17,601
Amortization and impairment of developed technology	2,575	6,471	6,567

Total cost of revenues	51,797	52,955	57,024

Gross margin	116,904	97,035	80,135
Operating expenses:
Sales and marketing	40,269	38,893	44,754
Product development	30,446	32,260	34,857
General and administrative	33,773	26,576	23,217
Amortization and impairment of other intangibles	4,041	12,237	7,854
Restructuring charges	2,039	5,133	9,112

Total operating expenses	110,568	115,099	119,794

Income (loss) from operations	6,336	(18,064)	(39,659)
Interest income and other expense, net	4,596	1,905	3,526
Gain (loss) on equity investments	3,608	—	(1,998)

Income (loss) before income taxes	14,540	(16,159)	(38,131)
Provision for income taxes	405	20	54,802

Net income (loss)	$14,135	$(16,179)	$(92,933)

Net income (loss) per share:
Basic	$0.46	$(0.49)	$(2.86)
Diluted	$0.44	$(0.49)	$(2.86)
Weighted average shares used to compute basic and diluted net income (loss) per share
Basic	31,031	32,944	32,473
Diluted	32,474	32,944	32,473

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

		Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income (Loss)			Additional Paid-In Capital			Total Stockholders' Equity
		Shares	Amount
Balances, December 31, 2002		32,853	$329	$339,622	$30,412	$2,992	$373,355
Exercise of stock options	$—	874	8	7,800	—	—	7,808
Common stock repurchased and retired	—	(1,000)	(10)	(10,337)	(3,962)	—	(14,309)
Common stock issued under employee stock purchase plan	—	211	2	2,781	—	—	2,783
Stock-based compensation	—	—	—	501	—	—	501
Tax benefit from exercise of stock options	—	—	—	27	—	—	27
Net loss	(92,933)	—	—	—	(92,933)	—	(92,933)
Unrealized loss on marketable securities, net of tax	(33)	—	—	—	—	(33)	(33)
Foreign currency translation adjustments	5,870	—	—	—	—	5,870	5,870

Comprehensive loss	$(87,096)

Balances, December 31, 2003		32,938	$329	$340,394	$(66,483)	$8,829	$283,069
Exercise of stock options	$—	377	4	4,738	—	—	4,742
Common stock repurchased and retired	—	(744)	(8)	(7,705)	(4,186)	—	(11,899)
Common stock issued under employee stock purchase plan	—	162	2	2,536	—	—	2,538
Stock-based compensation	—	—	—	21	—	—	21
Tax benefit from exercise of stock options	—	—	—	11	—	—	11
Other	—	—	—	—	(8)	—	(8)
Net loss (restated, see Note 14)	(16,179)	—	—	—	(16,179)	—	(16,179)
Unrealized loss on marketable securities	(335)	—	—	—	—	(335)	(335)
Foreign currency translation adjustments	3,780	—	—	—	—	3,780	3,780

Comprehensive loss (restated, see Note 14)	$(12,734)

Balances, December 31, 2004 (restated, see Note 14)		32,733	$327	$339,995	$(86,856)	$12,274	$265,740
Exercise of stock options	$—	1,099	11	18,043	—	—	18,054
Common stock repurchased and retired	—	(2,834)	(28)	(29,449)	(23,107)	—	(52,584)
Common stock issued under employee stock purchase plan	—	149	1	2,517	—	—	2,518
Tax benefit from exercise of stock options	—	—	—	424	—	—	424
Net income	14,135	—	—	—	14,135	—	14,135
Unrealized loss on marketable securities	(184)	—	—	—	—	(184)	(184)
Foreign currency translation adjustments	(6,124)	—	—	—	—	(6,124)	(6,124)

Comprehensive income	$7,827

Balances, December 31, 2005		31,147	$311	$331,530	$(95,828)	$5,966	$241,979

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31
	2005	(Restated, See Note 14) 2004	2003
Cash flows from operating activities:
Net income (loss)	$14,135	$(16,179)	$(92,933)
Adjustments to reconcile net loss to net cash provided by operating activities:
Tax benefit from exercise of stock options	424	11	27
Non-cash stock based compensation	—	21	411
Depreciation and amortization	15,300	21,786	22,273
Provision for (reduction of) doubtful accounts	(436)	36	(683)
Provision for sales returns	1,842	4,623	7,168
Other than temporary loss on investments	—	—	1,998
Non-cash restructuring charges and impairment loss	—	6,275	3,626
(Gain) loss on investments	(3,333)	401	(35)
Deferred income taxes	(1,128)	(900)	61,598
Other	(1,010)	(347)	66
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(293)	1,477	4,305
Prepaid and other assets	93	4,290	3,817
Income taxes receivable	(1)	1,641	4,650
Accounts payable	1,120	396	(2,325)
Accrued liabilities	4,570	1,531	(935)
Deferred revenues	6,655	(515)	(3,741)
Income taxes payable	(1,235)	438	(2,238)

Net cash provided by operating activities	36,703	24,985	7,049

Cash flows from investing activities:
Cash used in acquisitions, net of cash acquired	(1,028)	(9,632)	(9,877)
Purchases of property and equipment	(6,440)	(3,667)	(6,803)
Capitalized software development costs	(1,511)	—	—
Proceeds from sales of other investments	3,791	—	—
Purchases of marketable securities	(123,652)	(188,319)	(166,955)
Sales and maturities of marketable securities	174,030	167,513	184,557
Other	4	—	—

Net cash provided by (used in) investing activities	45,194	(34,105)	922

Cash flows from financing activities:
Proceeds from exercises of stock options	18,054	4,742	7,808
Common stock repurchased	(52,584)	(11,899)	(14,309)
Proceeds from common stock issued under the employee stock purchase plan	2,518	2,538	2,783
Repayment of capital leases	—	—	(141)

Net cash used in financing activities	(32,012)	(4,619)	(3,859)

Effect of exchange rate changes on cash and cash equivalents	(121)	155	668
Net increase (decrease) in cash and cash equivalents	49,764	(13,584)	4,780
Cash and cash equivalents at beginning of period	21,177	34,761	29,981

Cash and cash equivalents at end of period	$70,941	$21,177	$34,761

Supplemental disclosure of cash flow information:
Cash paid (received) for income taxes, net of refunds	$2,010	$(858)	$(9,607)
Cash paid for interest	$24	$87	$70

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

        Business description:    Advent Software, Inc. ("Advent" or "the Company") provides stand-alone and client/server software products, data and data interfaces and related maintenance and services that automate, integrate and support certain mission-critical functions of the front, middle and back offices of investment management organizations. Advent's clients vary significantly in size and assets under management and include investment advisors, brokerage firms, banks, hedge funds, corporations, public funds, foundations, universities and non-profit organizations.

        Basis of presentation:    The consolidated financial statements include the accounts of Advent and its wholly-owned subsidiaries. All intercompany transactions and amounts have been eliminated.

        Year End:    Advent's fiscal year ends on December 31.

        Foreign currency translation:    The functional currency of the Company's foreign subsidiaries is their local currencies. All assets and liabilities denominated in foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at the average rate of exchange during the period.

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

        Marketable securities:    All of Advent's marketable securities are classified as available-for-sale and are carried at fair value. The unrealized gains and losses, net of any related tax effect, are reported in accumulated comprehensive income in stockholders' equity in the accompanying consolidated financial statements, with the exception of Advent's broker/dealer subsidiary, which reports unrealized gains and losses in interest income and other expense, net. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income and other expense, net on the consolidated statement of operations.

        Investments:    Investments are included in other assets and consist of non-marketable investments in privately held companies, most of which can be considered in the start-up or development stages. It is Advent's policy to review investments in privately held companies on a regular basis to evaluate the carrying amount and economic viability of these companies. This policy includes, but is not limited to, reviewing each of the companies cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes and competition. The evaluation process is based on information that Advent requests from these privately held companies. This information is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to timing and the accuracy of the data received from these companies.

        The Company's investments in privately held companies are assessed for impairment when a review of the investee's operations indicates that a decline in value of the investment is other than temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. Impaired investments in privately held companies are written down to estimated fair value. The Company estimates fair value using a variety of valuation methodologies. Such methodologies include comparing the private company with publicly traded companies in similar lines of business, applying revenue multiples to estimated future operating results for the private company and estimating discounted cash flows for that company. Realized gains and losses and declines in value judged to be other-than- temporary on investments are included in gain (loss) on equity investments on the consolidated statement of operations.

        Product development:    Product development expenses consist primarily of salary and benefits for the Company's development and technical support staff, contractors' fees and other costs associated with the enhancements of existing products and services and development of new products and services. Costs incurred for software development prior to technological feasibility are expensed as product development costs in the period incurred. Once the point of technological feasibility is reached, which is generally the completion of a working prototype that has no critical bugs and is a release candidate, development costs are capitalized until the product is ready for general release. The Company amortizes capitalized software development costs using the greater ratio of the products current gross revenues to the total of current expected gross revenues or on a straight-line basis over the estimated economic life of the related product, which is typically three years. Costs of $1.5 million related to software development were capitalized in 2005 and classified as other intangibles on the consolidated balance sheets. Advent amortized capitalized software development costs totaling $0.1 million during fiscal 2005. No costs were capitalized or amortized in 2004 and 2003, as software development costs incurred between completion of a working prototype and general availability of the related product were not significant.

        Capitalization of internal use software:    Certain costs related to computer software developed or obtained for internal use are capitalized in accordance with American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company amortizes internal use software costs over their estimated useful lives, which typically range from two to five years. Costs of $1.2 million, $403,000 and $734,000 related to the development of internal use software were capitalized in 2005, 2004 and 2003, respectively and classified as property and equipment on the consolidated balance sheets.

        Additionally, Advent capitalizes certain costs incurred for web site design and development in accordance with Emerging Issue Task Force No. 00-2, "Accounting for Web Site Development costs." These costs are amortized over their estimated useful lives, which typically range from two to five years. Web site design and development costs of $221,000 and $108,000 were capitalized in 2005 and 2004, respectively. No costs were capitalized in 2003.

        Property and equipment:    Property and equipment are stated at cost, less accumulated depreciation and amortization. Advent calculates depreciation and amortization using the straight-line method over the assets' estimated useful lives. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful life of the assets or the remaining lease term. The cost and related accumulated depreciation applicable to property and equipment sold or no longer in service are eliminated from the accounts and any gains or losses are generally included in operating expenses. Useful lives by principal classifications are as follows:

Computer equipment and software	1 to 6 years
Leasehold improvements	2 years to end of lease term
Furniture and fixtures	3 to 5 years
Telephone system	1 to 10 years

        Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of the property and equipment, are expensed as incurred.

        Goodwill:    Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair values of the identifiable assets acquired and liabilities assumed. Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Advent completes the annual impairment test in the fourth quarter (as of November 1) of each year. Advent has determined that its operations were organized into five reporting units as of November 1, 2005.

        These tests are performed at the reporting unit level using a two-step, fair-value based approach. The first step compares the fair value of each reporting unit with its respective carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. The second step, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The process of evaluating the potential impairment of goodwill is subjective and requires judgment at many points during the test including future revenue forecasts, discount rates and various reporting unit allocations. During 2005, there were no events or circumstances which triggered an impairment review. During the fourth quarter of 2005, as part of the Company's annual impairment test, Advent completed the first step which did not indicate impairment. Therefore, the second step of the impairment test was not necessary.

        Accounting for long-lived assets:    Advent reviews property and equipment and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors the Company considers important which could trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of Advent's use of the acquired assets or the strategy for Advent's overall business; (3) significant negative industry or economic trends; (4) significant decline in the Company's stock price for a sustained period; and (5) significant decline in Advent's market capitalization relative to net book value. Recoverability is measured by comparison of the assets' carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value which is based on estimated cash flows from these assets.

        Other intangible assets mainly represent completed technology, distributor licenses, customer lists, trade names acquired in business combinations, and capitalized software development costs. Identifiable intangibles are amortized on a straight line basis over their estimated useful lives as follows:

Software development costs	3 years
Purchased technology	3 to 7 years
Customer relationships	4 to 7 years
Other	3 years

        Revenue recognition.    Advent recognizes revenue from software licenses, development fees, maintenance, other recurring revenues, professional services and other revenues. In addition, Advent earns commissions from customers who use the Company's broker/dealer, Second Street Securities, to "soft dollar" the purchase of non-Advent products and services with "soft dollars". "Soft dollaring" enables the customers to use the commissions earned on trades to pay all or part of the fees owed to the Company for non-Advent products or services, which are initially paid for by Second Street Securities. The commission revenues earned from "soft dollar" purchases of non-Advent products or services are recorded as other revenues in professional services and other revenues on the Company's consolidated statements of operations.

        Advent offers a wide variety of products and services to a large number of financially sophisticated customers. While many of the Company's lower-priced license transactions, maintenance contracts, subscription-based transactions and professional services projects conform to a standard structure, many of Advent's larger transactions are complex and may require significant review and judgment in Advent's application of generally accepted accounting principles.

        Software license and development fees.    Advent recognizes revenue from the licensing of software when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is probable. Advent generally uses a signed license agreement as evidence of an arrangement. Sales through the Company's distributors are evidenced by a master agreement governing the relationship together with binding order forms and signed contracts from the distributor's customers. Revenue is recognized once shipment to the distributor's customer has taken place and when all other revenue recognition criteria have been met. Delivery occurs when product is delivered to a common carrier F.O.B shipping point. Some of Advent's arrangements include acceptance provisions, and if such acceptance provisions are provided, delivery is deemed to occur upon acceptance. Advent assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction. The Company assesses whether the collectibility of the resulting receivable is probable based on a number of factors, including the credit worthiness of the customer determined through review of credit reports, Advent's transaction history with the customer, other available information and pertinent country risk if the customer is located outside the United States. Advent's standard payment terms are due at 180 days or less unless the transaction is part of a soft dollar arrangement through the Company's in-house broker/dealer subsidiary, Second Street Securities, for which payment is then required within one year; however, payment terms may vary based on the country in which the agreement is executed. Software licenses are sold with maintenance and, frequently, professional services.

        Licenses.    Advent has continued its transition from selling mostly perpetual licenses to selling a mix of perpetual and term contracts, and expects term license revenue to increase as a proportion of total license revenue in the future. Advent recognized approximately 24%, 11% and 4% of license revenue from term licenses during fiscal 2005, 2004 and 2003, respectively. Revenue recognition for software licensed under perpetual and term-based license models differs depending on which type of contract a customer signs:

  •
  Perpetual licenses

  Advent allocates revenue to delivered components, normally the license component of the arrangement, using the residual method, based on vendor specific objective evidence, or VSOE, of fair value of the undelivered elements (generally the maintenance and professional services components), which is specific to Advent. Advent determines the fair value of the undelivered elements based on the historical evidence of the Company's stand-alone sales of these elements to third parties. If VSOE of fair value does not exist for any undelivered elements, then the entire arrangement fee is deferred until delivery of that element has occurred.

  •
  Term licenses

  Term license contract prices include both the software license fees and maintenance fees, and, as a result, Advent typically allocates 55% of the contract price to license revenue and 45% to maintenance and recurring revenues, based on the Company's assessment of the relative economic value of the two elements.

  To date, Advent has offerred multi-year term licenses by which a customer makes a binding commitment to license the software for a fixed multi-year term—typically three to five years. For multi-year term licenses, the Company has not established VSOE of fair value for the term license and maintenance components, and, as a result, in situations where the Company is also performing related professional services, Advent defers all revenue and related expenses under the arrangement until the professional services are substantially complete. At the point professional services are substantially completed, the Company recognizes a pro rata amount of the term license and maintenance revenue, professional services fees earned and related expenses, based on the elapsed time from the start of the term license to the substantial completion of professional services. The remaining deferred professional services revenue and related expenses are recognized ratably over the remaining contract length. Term license and maintenance revenue for the remaining contract years is recognized ratably over the remaining period of the contract. When multi-year term licenses are sold and do not include related professional services, Advent recognizes the entire term license and maintenance revenue ratably over the period of the contract term.

  In the future, Advent may offer single-year term licenses. Revenue on delivered components will be allocated and recognized using the residual method, based on vendor specific objective evidence, or VSOE, of fair value of the undelivered elements (license, maintenance and professional services components), which is specific to the Company. While fair value of the undelivered professional services component is based on the historical evidence of the Company's stand-alone sales of these components to third parties, VSOE for the term license and the related maintenance components will be determined by the stated optional renewal rate. If VSOE of fair value does not exist for any undelivered elements, then the entire arrangement fee is deferred until delivery of that element has occurred.

        Development fees are derived from contracts that Advent has entered into with other companies, including customers and development partners. Agreements for which the Company receives development fees normally provide for the development of technologies and products that are expected to become part of Advent's general product offerings in the future. Revenues for license development projects are recognized primarily using the percentage-of-completion method of accounting, based on costs incurred to date compared with the estimated cost of completion, or using the completed contract method, when the development project is finished.

        If a customer buys Advent's software and chooses to enter into a "soft dollar" arrangement through the Company's in-house broker/dealer subsidiary, Second Street Securities, the "soft dollar" arrangement does not change or modify the original fixed or determinable fee in the written contract. The customer is required to pay the original fee for the Company's software within one year. If insufficient trading volume is generated to pay the entire original fee within one year, the customer is still required to render payment within one year. If the customer chooses to use a third-party broker/dealer, the original payment terms apply, regardless of the arrangement with the third-party broker/dealer. The option to "soft dollar" a transaction does not alter the underlying revenue recognition for the transaction; all the revenue recognition criteria listed in the "Software license" section above must be assessed in determining how the revenue will be recognized.

        Advent's standard practice is to enforce its contract terms and not allow its customers to return software. Advent has, however, allowed customers to return software on a limited case-by-case basis and has recorded sales returns reserves as offsets to revenue in the period the sales return becomes probable, in accordance with FASB Statement No. 48, "Revenue Recognition when Right of Return Exists". The estimates for returns are adjusted periodically based upon historical rates of returns and other related factors.

        The Company does have two situations where it provides a contractual limited right of return to end-user customers only: in shrink-wrap license agreements for Advent products, and certain MicroEdge products. The shrink-wrap license agreement for Advent products provides for a right of return within seven days of delivery of the software. Certain MicroEdge software license agreements allow for either a thirty-day money back guarantee or a seven-day right of return. Advent recognizes revenue on delivery since the fee is fixed or determinable, the buyer is obligated to pay, the risk of loss passes to the customer, and the Company has the ability to estimate returns. Advent's ability to estimate returns is based on a long history of experience with relatively homogenous transactions and the fact that the return period is short. Advent has recorded a sales returns reserve (contra revenue account) to account for these situations based on the Company's historical experience of $0.2 million, $0.3 million, and $1.3 million in fiscal 2005, 2004 and 2003, respectively.

        Maintenance and other recurring revenues.    Advent offers annual maintenance programs that provide for technical support and updates to the Company's software products. Maintenance fees are bundled under perpetual licenses in the initial licensing year and charged separately for renewals of annual maintenance in subsequent years. Fair value for maintenance is based upon renewal rates stated in the contracts or, in limited cases, separate sales of renewals to other customers. Generally, Advent recognizes maintenance revenue ratably over the contract term, except in the case of multi-year term license contracts which are described in the "term licenses" section above. The Company recognized approximately 3%, 1% and 1% of maintenance and other recurring revenue from term licenses during fiscal 2005, 2004 and 2003, respectively.

        Advent offers other recurring revenue services that are either subscription-based or transaction-based, and primarily include the provision of software interfaces to, and the capability to download securities information from, third party data providers. The Company recognizes revenue from recurring revenue transactions either ratably over the subscription period or as the transactions occur.

        Professional services and other revenues.    Advent offers a variety of professional services that include project management, implementation, data conversion, integration, custom report writing and training. Fair value for professional services is based upon separate sales of these services by the Company to other customers. Advent's professional services are generally billed based on hourly rates together with reimbursement for travel and accommodation expenses. Advent's professional services and other revenue also include revenue from the Company's annual user conferences. Advent generally recognizes revenue as these professional services are performed, except in the case of multi-year term license contracts which are described in the "term licenses" section above. Certain professional services arrangements involve acceptance criteria. In these cases, revenue and related expenses are recognized upon acceptance.

        Effective January 1, 2004, commission revenues received from "soft dollar" transactions for products and services not related to the Company's products and services, are recorded as other revenues on a net basis as Advent is not the primary obligor in these transactions. Revenues from these "soft dollar" transactions are recognized on a trade-date basis as securities transactions occur.

        Advent's ability to estimate returns for maintenance and professional services is based on a long history of experience with relatively homogenous transactions and the fact that the return period is short. The Company has recorded a returns reserve (contra revenue account) to account for these situations based on its historical experience of $1.6 million, $4.3 million and $5.9 million for fiscal 2005, 2004 and 2003, respectively.

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

        Advertising costs:    The Company expenses advertising costs as incurred and classifies these costs under sales and marketing expense. Total advertising expenses were $465,000, $215,000, and $78,000 for fiscal 2005, 2004 and 2003, respectively.

        Stock-based compensation:    Advent uses the intrinsic value method to account for all stock-based employee compensation plans and has adopted the disclosure-only alternative of Statement of Financial Accounting Standard ("SFAS") No. 123 "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation." Advent is required to disclose the pro forma effects on operating results as if it had elected to use the fair value approach to account for all its stock-based employee compensation plans. Stock-based compensation for non-employees is based on the fair value of the related stock or options.

        The fair value of warrants, options or stock exchanged for services is expensed over the period benefited. The warrants and options are valued using the Black-Scholes option pricing model.

        If compensation had been determined based on the fair value at the grant date for awards in 2005, 2004 and 2003, consistent with the provisions of SFAS No. 123, Advent's net loss and net loss per share for fiscal 2005, 2004 and 2003, respectively, would have been as follows (in thousands, except per share data):

	Fiscal Years
	2005	(Revised)(1) 2004	(Revised)(1) 2003
Net income (loss)—as reported (as restated for 2004)	$14,135	$(16,179)	$(92,933)
Stock-based employee compensation expense included in reported net income (loss), net of tax	—	21	501
Total stock-based employee compensation expense determined under fair value based method for all options, net of tax(2)	(15,913)	(17,432)	(31,515)

Net loss—pro forma	$(1,778)	$(33,590)	$(123,947)

Net income (loss) per share:
Basic—as reported	$0.46	$(0.49)	$(2.86)

Diluted—as reported	$0.44	$(0.49)	$(2.86)

Basic and diluted—pro forma	$(0.06)	$(1.02)	$(3.82)

(1)
Management determined that the Company's pro forma disclosures relating to stock-based employee compensation expense presented in the consolidated financial statements for the year ending December 31, 2004 and 2003 were incorrect. Specifically, the revisions related to the attribution period of pro forma stock-based employee compensation from non-routine stock compensation arrangements, including those with non-standard vesting terms or performance conditions. As a result, the Company has revised the disclosure for stock-based employee compensation expense determined under the fair value based method for fiscal 2004 and 2003 by increasing the expense by $806,000 and $403,000, respectively.

(2)
Amounts are shown net of tax expense of $0, $0, and $8.0 million for fiscal 2005, 2004 and 2003, respectively. During the fourth quarter of 2003, the Company established a full valuation allowance against the Company's deferred tax assets.

        Such pro forma disclosures may not be representative of future compensation costs because options vest over several years and additional grants are made each year.

        The weighted-average grant-date fair value of options granted was $10.84, $11.15 and $9.78 per option for fiscal 2005, 2004, and 2003, respectively. The weighted-average grant-date fair value of the Employee Stock Purchase Plan rights was $5.83, $4.77 and $5.01 per option for fiscal 2005, 2004 and 2003, respectively.

        The fair value of each option grant and the Employee Stock Purchase Plan rights were estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Fiscal Years
	2005	2004	2003
Stock Options
Risk-free interest rate	3.96%	3.10%	2.92%
Volatility	60.5%	66.6%	70.3%
Expected life	5 years	5 years	5 years
Expected dividends	None	None	None
Employee Stock Purchase Plan*
Risk-free interest rate	3.18%	1.82%	1.19%
Volatility	30.6%	32.3%	52.2%
Expected life	6 months	6 months	6 months
Expected dividends	None	None	None

*
The ESPP periods begin every six months in the second and fourth quarter of each year.

        Income taxes:    The Company accounts for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require the Company to evaluate the realizability of net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Significant factors considered by management in assessing the need for a valuation allowance include the Company's historical operating results, the length of time over which the differences will be realized, tax planning opportunities and expectations for future earnings. In considering whether or not the Company will realize a future benefit from net deferred tax assets, recent losses must be given substantially more weight than any projections of future profitability.

        Net income (loss) per share:    Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for that period. Diluted net income per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential shares consist of incremental common shares issuable upon exercise of stock options and warrants and conversion of preferred stock (none outstanding) for all periods, except in situations where inclusion is anti-dilutive.

        Comprehensive income (loss):    Comprehensive income (loss) consists of net income (loss), net unrealized foreign currency translation adjustments and net unrealized gains or losses on available-for-sale marketable securities and is presented in the consolidated statements of stockholders' equity.

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

        International sales, which are based on the location to which the product is shipped or services are delivered, represented 11%, 9%, and 7% of the Company's net revenues for fiscal 2005, 2004 and 2003, respectively. No single customer accounted for more than 10% of net revenues for fiscal 2005, 2004 or 2003.

        Certain risks and concentrations:    Product revenues are concentrated in the computer software industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect operating results. Additionally, Advent derives a significant portion of its revenues from licensing its Axys application and its ancillary products and services, and therefore its market acceptance is essential to the Company's success.

        Financial instruments that potentially subject the Company to concentrations of credit risks comprise, principally, cash, short-term marketable securities, and trade accounts receivable. Advent invests excess cash through banks, mutual funds, and brokerage houses primarily in highly liquid securities and has investment policies and procedures that are reviewed periodically to minimize credit risk. Advent's marketable securities consist of diversified investment grade securities traded in the United States of America. The Company believes no significant concentration of credit risk exists with respect to these securities.

        With respect to accounts receivable, Advent performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. At December 31, 2005 and 2004, no single customer accounted for more than 10% of accounts receivable.

        Reclassifications:    Certain prior year amounts have been reclassified to conform to the current year presentation. Advent reclassified $715,000 in deferred rent liabilities from other long term liabilities to accrued liabilities on the consolidated balance sheet as of December 31, 2004. See Note 4, "Balance Sheet Detail", to the consolidated financial statements for further discussion. Such reclassifications had no effect on results of operations or stockholders' equity.

        Common Stock Repurchases:    The number of shares repurchased by Advent and the timing of repurchases are based on several factors, including the price of Advent's stock, general market conditions, and alternative investment opportunities. The purchases are funded from available working capital.

        Recent Accounting Pronouncements:    In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), which replaces SFAS 123 and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In April 2005, the SEC subsequently adopted a new rule delaying compliance with SFAS 123R until the beginning of the Company's next fiscal year, instead of the next reporting period that begins after June 15, 2005. Under the SEC's recent rule, Advent is required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, Advent must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition method includes prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Advent will adopt the prospective method in the first quarter of fiscal 2006 and expects that the compensation charges under SFAS 123R will have a significant adverse impact on its consolidated results of operations and earnings (loss) per share.

        In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the staff's interpretation of Share-Based Payments. This interpretation expresses the views of the staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for publicly traded companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123R. Advent will adopt SAB 107 in connection with its adoption of SFAS 123R, which is expected to reduce the Company's income before taxes by approximately $14 million in fiscal 2006.

        In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations—An Interpretation of FASB Statement No. 143" ("FIN 47"), to clarify the requirement to record liabilities stemming from a legal obligation to clean up and retire fixed assets, such as a plant or factory, when an asset retirement depends on a future event. The Company adopted FIN 47 in the fourth quarter of fiscal 2005. The adoption did not have a material impact on its consolidated results of operations, cash flows or financial position.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change; the indirect effects should be recognized in the period of the change. This statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods that begin after December 15, 2005, although early adoption is permitted. The Company does not anticipate that the implementation of this standard will have a material impact on its consolidated results of operations, cash flows or financial position.

        In October 2005, the FASB issued Staff Position No. 13-1, "Accounting for Rental Costs Incurred During a Construction Period" ("FSP 13-1") to address the accounting for rental costs associated with operating leases that are incurred during a construction period. In particular, rental costs associated with ground or building operating leases that are incurred during a construction period are to be recognized as rental expense. The provisions of FSP 13-1 are effective for reporting periods beginning after December 15, 2005. Advent anticipates that the implementation of this standard will result in additional rent expense of approximately $1.2 million in 2006 due to the construction period associated with its future headquarter facilities located at 600 Townsend in San Francisco, California, which the Company plans to move into during the third quarter of fiscal 2006.

        In November 2005, the FASB issued FASB Staff Position Nos. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP"). This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairments. The provisions of this FSP are effective for reporting periods that begin after December 15, 2005. Advent does not anticipate that the implementation of this standard will have a material impact on its consolidated results of operations, cash flows or financial position.

Note 2—Marketable Securities

        At December 31, 2005, marketable securities were summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Corporate debt securities and commercial paper	$100,755	$12	$(260)	$100,507
U.S. government debt securities	56,447	58	(394)	56,111
Municipalities	602	—	(2)	600

Total	$157,804	$70	$(656)	$157,218

Reported as:
Cash and cash equivalents				$64,727
Short-term marketable securities				92,491

Total				$157,218

        The following table provides the breakdown of marketable securities with unrealized losses by contractual maturity dates at December 31, 2005 (in thousands):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial debt securities and commercial paper	$35,886	$(139)	$11,729	$(121)	$47,615	$(260)
U.S. government debt securities	18,253	(105)	27,800	(289)	46,053	(394)
Municipalities	600	(2)	—	—	600	(2)

Total	$54,739	$(246)	$39,529	$(410)	$94,268	$(656)

        The gross unrealized losses related to investments are primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during fiscal 2005. Advent has determined that the gross unrealized losses on its investments at December 31, 2005 are temporary in nature. Advent regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition, credit quality and near-term prospects of the investee, and Advent's ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

        The following table summarizes the maturities of marketable securities at December 31, 2005 by contractual maturity dates (in thousands):

	Amortized Cost	Aggregate Fair Value
Due less than one year	$82,819	$82,922
Due greater than one year	74,985	74,296

Total	$157,804	$157,218

        Advent's marketable securities are classified as available-for-sale. Management has the ability and intent, if necessary, to liquidate any of these investments in order to meet the Company's liquidity needs within the normal operating cycle. Accordingly, all marketable securities are classified as current assets.

        The following table provides gross realized gains and losses related to the Company's investments (in thousands):

	Fiscal Years
	2005	2004	2003
Gross realized gains	$23	$173	$235
Gross realized losses	(286)	(232)	(96)

Net realized gain (loss)	$(263)	$(59)	$139

        At December 31, 2004, marketable securities were summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Corporate debt securities and commercial paper	$96,592	$40	$(212)	$96,420
U.S. government debt securities	66,274	23	(253)	66,044

Total	$162,866	$63	$(465)	$162,464

Reported as:
Cash and cash equivalents				$18,112
Short-term marketable securities				144,352

Total				$162,464

Note 3—Acquisitions and Divestiture

  Advent United Kingdom and Switzerland

        On May 3, 2004, Advent acquired the remaining independent distributor businesses from its independent European distributor, Advent Europe Holding BV ("Advent Europe"), in the United Kingdom and Switzerland, as well as certain assets of Advent Europe. Advent made these acquisitions in order to gain direct control over all of its European operations, which it views as an increasingly important market. The consideration of $6.0 million consisted of $5.7 million in cash, $242,000 of assumed liabilities and $83,000 of closing costs. A total of $5.5 million of the cash consideration was paid at closing and the remaining $0.2 million was paid by the Company during the second quarter of 2005. In addition, the Company paid an earn-out distribution of approximately $1.8 million under a formula based on revenue bookings, which was recorded as additional goodwill in the second quarter of 2004. No further earn-out distributions were earned or paid.

        The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets and liabilities acquired on the basis of their respective fair values on the acquisition date. The amounts allocated to identifiable intangibles were determined based upon management's estimates using established valuation techniques. The results of operations of Advent United Kingdom and Advent Switzerland are included in the consolidated statement of operations subsequent to the acquisition date.

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

        Residual goodwill has been recorded based on the purchase price remaining after allocating the purchase price to the fair market value of assets purchased less liabilities assumed and to identifiable intangible assets. Residual goodwill arises as a result of, among other factors, new customers as well as the implicit value of future cost savings as a result of the combining of entities. Goodwill resulting from this acquisition was assigned to the Advent Investment Management segment and was determined to be non-deductible for tax purposes under Internal Revenue Code 197.

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

        The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets and liabilities acquired on the basis of their respective fair values on the acquisition date. The amounts allocated to identifiable intangibles were determined based upon management's estimates using established valuation techniques. The acquisition includes distribution rights in Belgium, the Netherlands and Luxembourg. The results of operations of Advent Netherlands BV were included in the consolidated financial statements subsequent to the acquisition date. Advent has not presented the pro forma results of operations of Advent Netherlands BV as the results are not material to Advent's results of operations. The allocation of the Advent Netherlands BV purchase price was as follows (in thousands, except estimated remaining useful life):

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

	Fiscal Years
	2004	2003
Net revenues	$151,121	$139,824
Net loss	$(17,111)	$(91,745)
Net loss per share-basic and diluted	$(0.52)	$(2.83)

        In December 2005, the Company sold its Advent Hellas subsidiary. Terms of the sale were not material to Advent's financial condition or results of operations.

Note 4—Balance Sheet Detail

        The following is a summary of property and equipment (in thousands):

	December 31
	2005	(Restated, See Note 14) 2004
Computer equipment and software	$30,054	$29,253
Leasehold improvements	21,556	22,522
Furniture and fixtures	2,946	2,913
Telephone system	1,760	1,744
Construction in process	1,565	417

Property and equipment, gross	$57,881	$56,849
Accumulated depreciation and amortization	(41,872)	(38,352)

Property and equipment, net	$16,009	$18,497

        Depreciation and amortization expense was $8.7 million, $8.5 million and $8.7 million for fiscal 2005, 2004 and 2003, respectively.

        The changes in the carrying value of goodwill for fiscal 2005 and 2004 were as follows (in thousands):

	Advent Investment Management	MicroEdge	Total
Balance at December 31, 2003	$83,368	$3,136	$86,504
Additions	9,719	—	9,719
Other adjustments	3,170	—	3,170

Balance at December 31, 2004	$96,257	$3,136	$99,393
Other adjustments	(5,058)	—	(5,058)

Balance at December 31, 2005	$91,199	$3,136	$94,335

        Other adjustments of $5.1 million in fiscal 2005 represent translation adjustments as the U.S. dollar strengthened relative to certain European currencies during the year.

        Additions to goodwill of $9.7 million in 2004 consisted of $5.6 million related to the acquisitions of Advent United Kingdom and Advent Switzerland, and contingent consideration of $3.9 million and $0.3 million paid to the former stockholders of Advent Outsource and Techfi Corporation, respectively. Other adjustments of $3.2 million represent translation adjustments as the U.S. dollar weakened against foreign currencies during fiscal 2004.

        The following is a summary of intangible assets (in thousands, except weighted average amortization period):

	Weighted Average Amortization Period (Years)	Other Intangibles, Gross	Accumulated Amortization	Other Intangibles, Net
Purchased technologies	4.9	$12,726	$(12,167)	$559
Product Development Costs	3.0	1,511	(136)	1,375
Customer relationships	5.6	20,531	(13,810)	6,721
Other intangibles	2.5	307	(204)	103

Balance at December 31, 2005		$35,075	$(26,317)	$8,758

	Weighted Average Amortization Period (Years)	Other Intangibles, Gross	Accumulated Amortization	Other Intangibles, Net
Purchased technologies	4.9	$12,776	$(9,779)	$2,997
Customer relationships	5.5	22,589	(11,099)	11,490
Other intangibles	2.5	307	(126)	181

Balance at December 31, 2004		$35,672	$(21,004)	$14,668

        The changes in the carrying value of intangible assets for fiscal 2005 and 2004 were as follows (in thousands):

	Gross	Accumulated Amortization	Net
Balance at December 31, 2003	$57,633	$(27,138)	$30,495
Additons	2,181	—	2,181
Amortization	—	(13,296)	(13,296)
Impairment	(25,692)	20,280	(5,412)
Other adjustments	1,550	(850)	700

Balance at December 31, 2004	$35,672	$(21,004)	$14,668
Additons	1,511	—	1,511
Amortization	—	(6,616)	(6,616)
Other adjustments	(2,108)	1,303	(805)

Balance at December 31, 2005	$35,075	$(26,317)	$8,758

        Additions to intangible assets of $1.5 million in 2005 represent capitalized product development costs. Product development costs are accounted for in accordance with SFAS 2, "Accounting for Research and Development Costs", and SFAS 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", which specifies that costs incurred to develop computer software products should be charged to expense as incurred until technological feasibility is reached for the products. Once technological feasibility is reached, all software costs should be capitalized until the product is made available for general release to customers. Additions to intangible assets of $2.2 million in 2004 were related to the acquisitions of Advent United Kingdom and Advent Switzerland. See Note 3, "Acquisitions", to the consolidated financial statements for additional information regarding acquisitions.

        Net other adjustments of $(0.8) million and $0.7 million in fiscal 2005 and 2004, respectively, represent translation adjustments as the U.S. dollar strengthened relative to certain European currencies during 2005, and weakened during 2004.

        The following is a summary of amortization and impairment of the Company's developed technology and other intangible assets for the periods presented (in thousands):

	Fiscal Years
	2005	2004	2003
Developed technology:
Amortization	$2,575	$5,187	$5,680
Impairment	—	1,284	887

Sub-total	2,575	6,471	6,567
Other intangibles:
Amortization	4,041	8,109	7,854
Impairment	—	4,128	—

Sub-total	4,041	12,237	7,854

Total amortization and impairment	$6,616	$18,708	$14,421

        The intangible asset impairment charges incurred in fiscal 2004 and 2003 were associated with the Advent Investment Management reporting segment.

        During 2004, Advent recorded a non-cash impairment charge of $3.4 million to write off the carrying value of intangible assets related to the Techfi product line. Of this amount, $1.0 million was included in amortization and impairment of developed technology within cost of revenues as it relates to existing and core technology and the remaining $2.4 million was included in operating expenses. In September 2004, the Company decided to discontinue certain products within the Techfi product line, which was acquired in July 2002, as demand for the Techfi product line had been significantly lower than expected. As a result of this triggering event, the Company began a review of the recoverability of its Techfi-related intangible assets. Recoverability was measured by a comparison of the assets' carrying amount to their expected future undiscounted net cash flows. The Company determined that these intangible assets had no remaining value and wrote off the remaining carrying value in 2004.

        During 2004, Advent recorded a non-cash impairment charge of $681,000 to write off the carrying value of intangible assets related to Advent Wealth Services ("AWS"). Of this amount, $255,000 was included in amortization and impairment of developed technology within cost of revenues as it relates to existing and core technology and the remaining $426,000 was included in operating expenses. During the fourth quarter of 2004, as a result of the combined triggering events of significant underperformance by AWS relative to historical and projected future operating results, as well as Advent's decision to re-focus the Company's direction on its core businesses, the Company began a review of the recoverability of its AWS-related intangible assets. Recoverability was measured by a comparison of the assets' carrying amount to their expected future undiscounted net cash flows. The Company determined that these intangible assets had no remaining value and wrote off the remaining carrying value in 2004.

        During 2004, Advent recorded a non-cash impairment charge of $1.4 million, included in operating expenses, to write off the carrying value of intangible assets related to Advent Hellas. During the fourth quarter of 2004, as a result of the triggering event of significant underperformance by Advent Hellas relative to historical and projected future operating results, the Company began a review of the recoverability of its Advent Hellas intangible assets. Recoverability was measured by a comparison of the assets' carrying amount to their expected future undiscounted net cash flows. The Company determined that these intangible assets had no remaining value and wrote off the remaining carrying value in 2004.

        During 2003, Advent recorded a non-cash impairment charge of $887,000, included in cost of revenues, to write off the carrying value of intangible assets acquired as part of the acquisition of ManagerLink in November 2001. When Advent acquired Kinexus in February 2002, some redundancy existed between the technology acquired from ManagerLink and the technology acquired from Kinexus. The Company transitioned business operations off the ManagerLink platform and abandoned the technology as of September 2003. As a result, the Company began a review of the recoverability of its ManagerLink-related intangible assets. Recoverability was measured by a comparison of the assets' carrying amount to their expected future undiscounted net cash flows. The Company determined that these intangible assets had no remaining value and wrote off the remaining carrying value in 2003.

        Based on the carrying amount of intangible assets as of December 31, 2005, the estimated future amortization is as follows (in thousands):

	Fiscal Years
	2006	2007	2008	2009	Total
Developed technology	$970	$601	$363	$—	$1,934
Other intangibles	3,713	1,759	911	441	6,824

Total	$4,683	$2,360	$1,274	$441	$8,758

        The following is a summary of other assets, net (in thousands):

	December 31
	2005	2004
Long-term investments, gross	$13,800	$16,300
Accumulated write-downs due to other-than-temporary decline in value	(5,341)	(7,658)

Long-term investments, net	$8,459	$8,642
Long-term prepaids	2,377	3,303
Deposits	1,295	1,417

Total other assets, net	$12,131	$13,362

        Long-term investments include equity investments in several privately held companies, most of which can still be considered in the start-up or development stages.

        In 2002, Advent acquired approximately 15% of the outstanding stock of LatentZero Limited ("LatentZero"), a privately-held company located in the United Kingdom, for $7 million. Through December 28, 2004, LatentZero was accounted for under the equity method of accounting as Advent's Chief Executive Officer was a member of LatentZero's board of directors and Advent accordingly considered itself to have significant influence over this company. The Company's portion of net loss from this investee was $257,000 and $104,000 for fiscal 2004 and 2003, respectively. Effective December 28, 2004, Advent's Chief Executive Officer resigned her seat on the investee's board of directors and as a result, Advent no longer believes it has significant influence over LatentZero. Therefore, this investment is carried at the lower of cost or fair value at December 31, 2004 and 2005, similar to the Company's other investments.

        Advent recorded write-downs of $2.0 million in 2003 on various long-term equity investments, as a result of other-than-temporary declines in the estimated fair market value of such investments. Advent did not record any write-downs in fiscal 2005 or 2004. During 2005, Advent sold one of its private equity investments for proceeds of $3.8 million resulting in a gain on sale of $3.6 million.

        The following is a summary of accrued liabilities (in thousands):

	December 31
	2005	2004
Salaries and benefits payable	$10,368	$8,208
Accrued restructuring	1,422	1,127
Other	8,847	8,235

Total accrued liabilities	$20,637	$17,570

        The following is a summary of other long-term liabilities (in thousands):

	December 31
	2005	2004
Deferred rent	$1,456	$2,456
Accrued restructuring, long-term portion	3,138	3,042
Other	658	318

Total other long-term liabilities	$5,252	$5,816

        Deferred Rent.    Certain deferred rent liabilities have been reclassified from long-term to short-term. Advent has historically classified all amounts accrued for deferred rent as "other long-term liabilities" on the consolidated balance sheet. Based upon Advent's re-evaluation of these liabilities, the Company has reclassified deferred rent liabilities that are to be recognized within a year of the balance sheet date to "accrued liabilities" on the consolidated balance sheets. These reclassifications had no impact on the Company's results of operations or cash flows. The following is a summary of the effect of these reclassifications on the Company's consolidated balance sheet as of December 31, 2004 (in thousands):

	Consolidated Balance Sheet
December 31, 2004	As Previously Reported	Reclassifications	As Reclassified
Accrued liabilities	$16,855	$715	$17,570
Total current liabilities	$80,121	$715	$80,836
Other long-term liabilities	$6,531	$(715)	$5,816
Total liabilities	$88,902	$—	$88,902

Note 5—Accumulated Other Comprehensive Income

        The components of accumulated other comprehensive income were as follows (in thousands):

	December 31
	2005	2004
Accumulated net unrealized loss on marketable securities	$(586)	$(402)
Accumulated foreign currency translation adjustments	6,552	12,676

Accumulated other comprehensive income	$5,966	$12,274

Note 6—Restructuring Charges

        In response to the downturn in the financial services industry, the decline in information technology spending and duplicative efforts in parts of Advent's Investment Management reporting segment as a result of various acquisitions, Advent implemented several phases of restructuring beginning in 2003. These plans were implemented to reduce costs and improve operating efficiencies by better aligning the Company's resources to its near-term revenue opportunities.

        For fiscal 2005, Advent recorded total restructuring charges of $2.0 million consisting of facility and exit costs of $1.5 million related to the sub-leasing of one floor of the Company's office in New York, New York and additional charges of $567,000 during 2005 primarily to adjust original estimates of facility maintenance expenses and real estate taxes of vacated facilities.

        For fiscal 2004, Advent recorded total restructuring charges of $5.1 million consisting of $5.0 million to exit leased facilities, $0.9 million for the write-off of property and equipment, $136,000 for severance and benefits associated with the termination of nine employees, and net benefits of $893,000 to adjust original estimates for vacated facilities and severance charges.

        Advent continued to consolidate office space during 2004 and incurred charges of $4.9 million for facility and exit costs and $0.9 million of property and equipment impairment charges related to vacating a facility in San Francisco, California, and $78,000 to vacate a portion of a facility in Cambridge, Massachusetts. Advent estimated the cost of exiting the facility leases based on the contractual terms of the agreements and real estate market conditions. During the year, Advent entered into sub-lease agreements on vacated facilities in San Francisco and New York and recognized accretion expense to adjust the present value of lease obligations on vacated facilities at December 31, 2004, resulting in a net adjustment to the Company's original estimates of $794,000. During the year, Advent also incurred charges of $136,000 for severance and benefits related to the termination of nine employees located primarily in New York, and reversed $99,000 of severance and benefits primarily related to employees terminated in 2003, as costs were lower than previously anticipated.

        For fiscal 2003, Advent recorded total restructuring charges of $9.1 million consisting of $5 million for severance and benefits associated with a workforce reduction of 176 employees, $3.2 million for costs to exit leased facilities, and $0.9 million for the write-off of property and equipment.

        The workforce reduction of 176 employees consisted of 39 employees in client services and support, 25 employees in professional services, 46 employees in product development, 42 employees in sales and marketing and 24 employees in general and administrative functions. These employees were located in San Francisco, California; New York, New York; Denver, Colorado; Concord, California; and Melbourne, Australia. Included in the charge is $90,000 for non-cash severance associated with modification to a former employee's stock options. The Company also incurred charges associated with consolidating office space in the New York City area and vacating facilities in Melbourne, Australia; Concord, California; and Denver, Colorado. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. The write-off of property and equipment consisted primarily of leasehold improvements, computer equipment and related software, and office equipment, furniture and fixtures which were abandoned as a result of vacating various facilities.

        The following table sets forth an analysis of the components of the restructuring charges and the payments and non-cash charges made against the accrual during fiscal 2003, 2004 and 2005 (in thousands):

	Facility Exit Costs	Severance and Benefits	Property & Equipment Abandoned	Total
Balance of restructuring accrual at December 31, 2002	$—	$—	—	$—
Restructuring charges	3,247	5,004	861	9,112
Reversal of deferred rent related to facilities exited	194	—	—	194
Cash payments	(1,257)	(4,750)	—	(6,007)
Non-cash charges	(3)	(90)	(861)	(954)

Balance of restructuring accrual at December 31, 2003	$2,181	$164	$—	$2,345
Restructuring charges	5,027	136	863	6,026
Reversal of deferred rent related to facilities exited	272	—	—	272
Cash payments	(2,529)	(189)	—	(2,718)
Non-cash charges	—	—	(863)	(863)
Adjustment of prior restructuring costs	(794)	(99)	—	(893)

Balance of restructuring accrual at December 31, 2004	$4,157	$12	$—	$4,169
Restructuring charges	1,472	—	—	1,472
Reversal of deferred rent related to facilities exited	703	—	—	703
Cash payments	(2,351)	—	—	(2,351)
Adjustment of prior restructuring costs	572	(5)	—	567

Balance of restructuring accrual at December 31, 2005	$4,553	$7	$—	$4,560

        Of the remaining restructuring accrual of $4.6 million at December 31, 2005, $1.4 million and $3.1 million are included in accrued liabilities and other long-term liabilities, respectively. The accrued excess facility costs of $4.6 million are stated at estimated fair value, net of estimated sub-lease income of $8.5 million. Advent expects to pay the remaining obligations in connection with vacated facilities over the remaining lease terms, which will expire on various dates through 2012. Advent expects to pay the remaining severance and benefits in 2006.

Note 7—Income Taxes

        The components of income (loss) before income taxes were as follows (in thousands):

	Fiscal Years
	2005	(Restated, See Note 14) 2004	2003
U.S.	$17,375	$(12,021)	$(34,455)
Foreign	(2,835)	(4,138)	(3,676)

Total	$14,540	$(16,159)	$(38,131)

        The components of the income tax provision included (in thousands):

	Fiscal Years
	2005	2004	2003
Current:
Federal	$203	$—	$(6,219)
State	808	903	505
Foreign	347	303	525
Deferred:
Federal	—	—	53,648
State	—	—	7,200
Foreign	(953)	(1,186)	(857)

Total	$405	$20	$54,802

        The effective income tax rate on earnings differed from the United States statutory tax rate as follows:

	Fiscal Years
	2005	2004	2003
Statutory federal rate	35.0%	(35.0)%	(35.0)%
State taxes	5.5	5.6	19.8
Research and development tax credits	(6.8)	(9.2)	(1.9)
Change in valuation allowance	(35.7)	34.7	158.5
Foreign taxes	2.7	1.5	2.5
Other (net)	2.1	2.5	(0.2)

Total	2.8%	0.1%	143.7%

        As of December 31, 2005, Advent made no provision for a cumulative total of $1.2 million of undistributed earnings for certain non-U.S. subsidiaries, which have been or are intended to be permanently reinvested.

        The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	December 31
	2005	2004
Current deferred tax assets:
Deferred revenue	$190	$198
Other accrued liabilities and reserves	3,653	5,910
State taxes	(124)	—
Other	12	22
Valuation allowance	(3,731)	(6,130)

Total current	—	—

Non-current deferred tax assets:
Depreciation and amortization	16,388	15,870
Net operating losses, capital losses and credit carryforwards	82,846	78,022
Other	873	1,335
Valuation allowance	(99,995)	(95,227)

Total non-current	112	—

Deferred tax assets	112	—
Deferred tax liabilities	(1,122)	(2,250)

Net deferred tax liabilities	$(1,010)	$(2,250)

        Except for the United Kingdom, the Company has a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns. At such time it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

        The Company is currently under audit by various taxing jurisdictions. As of December 31, 2005, no final proposed assessments have been received by the taxing jurisdictions. Management believes the ultimate outcome of these audits will not have a material adverse impact on the Company's financial position or results of operations.

        At December 31, 2005, Advent had federal net operating loss carryforwards of approximately $110 million. Utilization of these loss carryforwards is subject to certain limitations under the federal income tax laws. These net operating loss carryforwards expire between 2010 and 2024. Certain of the Company's net operating loss carryforwards related to prior acquisitions and are subject to limitation under the Internal Revenue Code of 1986, as amended, Section 382. Also at December 31, 2005, Advent had state net operating loss carryforwards in various states in which it files tax returns.

        Advent also had federal research credits of $12 million which expire between 2019 and 2025 and California research credits of $8.5 million which do not expire.

Note 8—Commitments and Contingencies

        Advent leases office space and equipment under non-cancelable operating lease agreements, which expire at various dates through May 2012. Some operating leases contain escalation provisions for adjustments in the consumer price index. Advent is responsible for maintenance, insurance, and property taxes. Future minimum payments and receipts under the non-cancelable operating leases consisted of the following at December 31, 2005 (in thousands):

	Future Lease Payments	Future Sub-lease Income
2006	$8,894	$1,822
2007	7,338	1,982
2008	6,890	1,927
2009	3,686	1,761
2010	2,569	1,201
Thereafter	2,319	1,111

Total	$31,696	$9,804

        Rent expense for fiscal 2005, 2004 and 2003 was $6.7 million, $7.7 million and $8.5 million, respectively, net of sub-lease income of $97,000, $236,000 and $183,000 in fiscal 2005, 2004 and 2003, respectively.

        As permitted or required under Delaware law and to the maximum extent allowable under that law, Advent has certain obligations to indemnify its current and former officers and directors for certain events or occurrences while the officer or director is, or was serving, at Advent's request in such capacity. These indemnification obligations are valid as long as the director or officer acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments Advent could be required to make under these indemnification obligations is unlimited; however, Advent has a director and officer insurance policy that mitigates Advent's exposure and enables Advent to recover a portion of any future amounts paid. As a result of Advent's insurance policy coverage, the Company believes the estimated fair value of these indemnification obligations is minimal.

        From time to time, Advent is involved in claims and legal proceedings that arise in the ordinary course of business. Based on currently available information, management does not believe that the ultimate outcome of these unresolved matters, individually and in the aggregate, are likely to have a material adverse effect on Advent's financial position or results of operations. However, litigation is subject to inherent uncertainties and Advent's view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on Advent's financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods.

        On March 8, 2005, certain of the former shareholders of Kinexus and the shareholders' representative filed suit against Advent in the Delaware Chancery Court. The complaint alleges that Advent breached the Agreement and Plan of Merger dated as of December 31, 2001 pursuant to which Advent acquired all of the outstanding shares of Kinexus due principally to the fact that no amount was paid by Advent on an earn-out of up to $115 million. The earn-out, which was payable in cash or stock at the election of Advent, was based upon Kinexus meeting certain revenue targets in both 2002 and 2003. The complaint seeks unspecified compensatory damages, an accounting and restitution for unjust enrichment. Advent advised the shareholders' representative in January 2003 that the earn-out terms had not been met in 2002 and accordingly no earn-out was payable for 2002 and would not be payable for 2003. Advent disputes the plaintiffs' claims and believes that it has meritorious defenses and intends to vigorously defend this action. Management believes that any potential loss associated with this litigation is neither probable nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

Note 9—Employee Benefit Plans

  401(k) Plan

        Advent sponsors a 401(k) Plan to provide retirement benefits for its U.S. employees. This Plan provides for tax-deferred salary deductions for eligible employees. Employees may contribute between 1% and 15% of their annual compensation to this Plan, limited by an annual maximum amount as determined by the Internal Revenue Service. The Company also makes a 50% matching contribution of up to 6% of employee compensation. The Company's matching contributions to this plan totaled $1.8 million, $1.4 million, and $1.0 million for fiscal 2005, 2004 and 2003, respectively. In addition to the employer matching contribution, Advent may make profit sharing contributions at the discretion of the Board of Directors. Advent did not make any profit sharing contributions in fiscal 2005, 2004 or 2003.

  Employee Stock Purchase Plan ("ESPP")

        All individuals employed by Advent are eligible to participate in the ESPP if Advent employs them for at least 20 hours per week and at least five months per year. The ESPP permits eligible employees to purchase Advent common stock through payroll deductions at a price equal to 85% of the lower of the closing sale price for the Company's common stock reported on the NASDAQ National Market at the beginning or the end of each six-month offering period. In any calendar year, eligible employees can withhold up to 10% of their salary and certain variable compensation.

  1995 ESPP

        In the second quarter of 2003, Advent's shareholders approved an amendment to the 1995 ESPP to increase the number of shares of common stock reserved for issuance by 600,000. Through October 5, 2005 when the plan expired, 1,245,289 shares had been issued out of a total of 1,500,000 shares of common stock reserved for issuance under the 1995 ESPP. The Company issued approximately 76,744, 162,000 and 211,000 shares under the 1995 ESPP at average prices of $17.00, $15.69, and $13.75 in 2005, 2004 and 2003, respectively.

  2005 ESPP

        On May 18, 2005 Advent's shareholders approved the 2005 ESPP with 2,000,000 shares of common stock reserved for issuance. As of December 31, 2005, 72,017 shares have been issued out of the total of 2,000,000 shares of common stock reserved for issuance under the 2005 ESPP at an average price of $16.86.

Note 10—Net Income (Loss) per Share

        The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Fiscal Years
	2005	(Restated, See Note 14) 2004	2003
Numerator:
Net income (loss)	$14,135	$(16,179)	$(92,933)

Denominator:
Denominator for basic net income (loss) per share-weighted average shares outstanding	31,031	32,944	32,473
Dilutive common equivalent shares:
Employee stock options and other	1,443	—	—

Denominator for diluted net income (loss) per share-weighted average shares outstanding, assuming exercise of potential dilutive common shares	32,474	32,944	32,473

Basic net income (loss) per share	$0.46	$(0.49)	$(2.86)
Diluted net income (loss) per share	$0.44	$(0.49)	$(2.86)

        Weighted average stock options and warrants of approximately 0.6 million were excluded from the computation of diluted net income per share for fiscal 2005 because their inclusion would have been anti-dilutive. As the Company incurred net losses in fiscal 2004 and 2003, gross outstanding options and warrants of 5.7 million and 5.2 million, respectively, were excluded from the calculation of diluted net loss per share as the effect would have been anti-dilutive.

Note 11—Stockholders' Equity

  Common Stock Repurchases

        Advent's Board of Directors (the "Board") has approved common stock repurchase programs authorizing management to repurchase shares of the Company's common stock in the open market. The timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, including the price of Advent's stock, general market conditions and alternative investment opportunities. The purchases are funded from available working capital.

        During 2001 and 2002, the Board authorized the repurchase of up to 4.0 million shares of outstanding common stock. Through May 2004 when this program was terminated, Advent had repurchased and retired 3.8 million shares of common stock since inception of this stock repurchase program at a total cost of $78.8 million and an average price of $20.82 per share.

        In May 2004, the Board authorized the repurchase of an additional 1.2 million shares of outstanding common stock. In September 2004, February 2005 and May 2005, the Board authorized an extension of this stock repurchase program to cover the repurchase of an additional 0.8 million, 1.8 million and 1.0 million shares of outstanding common stock, respectively. Since the inception of this program in May 2004 through December 31, 2005, Advent had repurchased 3.6 million shares for a total cost of $64.5 million and an average price of $18.02 per share. As of December 31, 2005, approximately 1.2 million shares were available to be repurchased under this share repurchase plan.

  Warrants

        In March 2001, the Company issued a fully vested non-forfeitable stock purchase warrant to purchase a total of 191,644 shares of Advent common stock to a customer from whom Advent had revenue of approximately $8,000, $580,000 and $56,000 in 2005, 2004, and 2003, respectively. The warrant was issued for cash consideration of $5 million, which was the estimated Black-Scholes fair value. The warrant has an exercise price of $45.375 per share, is immediately exercisable, and expired in March 2006.

  Stock Option Exchange

        In November 2002, the Company commenced a voluntary stock option exchange program made available to certain eligible employees of the Company. The Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Chief Technology Officer and Executive Vice President of Corporate Development were specifically excluded from participating in the exchange program. Under the program, eligible employees were given the option to cancel each outstanding stock option granted to them at an exercise price greater than or equal to $20 per share, in exchange for a new option to buy 0.8 shares of the Company's common stock to be granted on June 5, 2003, six months and one day from December 4, 2002, the expiration date of the offer, and the date the old options of participating employees were cancelled. Additionally, options granted in the six months prior to this exchange offer, irrespective of their exercise prices, were cancelled for all employees that elected to participate in this exchange program. There was no credit given for option vesting during the period between cancellation of the outstanding option and the grant of the new option. The exercise price of the new option is equal to the fair market value of the Company's common stock on the date of grant. In total, 3,336,504 option shares were eligible to participate in this program and 2,462,102 options were surrendered for cancellation ranging in exercise price from $17.39 to $60.375 with a weighted average exercise price of $47.33 per share. In the second quarter of 2003, in connection with this voluntary stock option exchange program, Advent granted 1,770,786 replacement options to employees at an exercise price equal to the fair market value of the stock on the date of grant, which was $18.88 per share. The exchange program did not result in additional compensation charges or variable option plan accounting.

  Stock Options

        Advent has three stock option plans, the 2002 Stock Plan (the "Plan"), 1998 Non-statutory Stock Option Plan (the "Non-statutory Plan") and 1995 Director Option Plan (the "Director Plan").

        The Plan.    On May 18, 2005, the Company's stockholders approved the amendment and restatement of Advent's 2002 Stock Plan, originally approved by the Board of Directors and stockholders in February and May, respectively, of 2002. Under the Plan, the Company may grant options to purchase common stock to employees, consultants and directors. Options granted may be incentive stock options or non-statutory stock options and shall be granted at a price not less than fair market value on the date of grant. Fair market value (as defined in the Plan) and the vesting of these options shall be determined by the Board of Directors. The options generally vest over 5 years and expire no later than 10 years from the date of grant. Non-employee directors were eligible to receive option grants under the Company's 1995 Director Option Plan, which terminated in November 2005. Effective April 1, 2005, each non-employee director will be eligible to receive Awards under the 2002 Plan of (i) an initial option grant of 30,000 shares upon joining the Board of Directors, which shall vest over four years with 25% of such shares vesting after one year of service and in equal monthly installments over the ensuing three years, and (ii) an annual grant of 12,000 shares vesting in twelve equal monthly installments. Unvested options on termination of employment are canceled and returned to the Plan. The 2002 Stock Plan had an "evergreen" provision which added an annual increase to the plan on the last day of the Company's fiscal year beginning in 2002 equal to the lesser of: (i) 1,000,000 shares, (ii) 2% of the Company's outstanding shares on such date, or (iii) a lesser number of shares determined by the Board of Directors. The Plan, as amended, includes the following material changes: (1) The amended Plan permits the award of restricted stock, restricted stock units, stock appreciation rights, performance shares, and performance units; (2) The amended Plan eliminates the "evergreen" share reserve provision. The "evergreen" provision was eliminated effective beginning with the Company's 2005 fiscal year; (3) The amended Plan includes a provision limiting shares awarded pursuant to awards other than stock options and stock appreciation rights to no more than 35% of the aggregate total of the total number of shares reserved but not issued under the Plan as of May 18, 2005, plus any shares returned to the Company's 1992 Stock Plan as a result of termination of options or repurchase of shares issued under the 1992 Stock Plan; (4) The amended Plan includes specific performance criteria that the Plan administrator may use to establish performance objectives upon achievement of which will allow certain awards to vest or be issued, which in turn will allow the Company to receive income tax deductions under Section 162(m) of the Code; (5) The amended Plan requires approval of stockholders for any option exchange or reduction in the exercise price of options; and (6) The amended Plan increases the number of shares authorized for issuance under the Plan by 1,500,000 shares.

        All remaining options from the expired 1992 Stock Plan were rolled over to the 2002 Stock Plan. The terms of the 1992 Stock Plan were substantively the same as the terms of the new 2002 Stock Plan.

        In 2001, Advent granted 25,000 stock options to certain employees of its independent European distributor that have an exercise price of $40, vest over 5 years and have a term of 10 years. The options were subject to Emerging Issue Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", which requires Advent to re-measure compensation cost for outstanding options each reporting period based on changes in the market value of the underlying common stock until the time the options are exercised, are forfeited or expire unexercised. With respect to these stock options, Advent recorded stock compensation expense of $21,000 and $240,000 in fiscal 2004 and 2003, respectively. With the acquisition of the remaining distributor businesses in the United Kingdom and Switzerland in 2004, these employees either became employees of Advent or no longer provide services to Advent. Therefore, Advent ceased recognizing compensation expense related to these options during 2004.

        During 2003, Advent also recorded stock compensation expense of $261,000 related to the extension of vesting schedules on the outstanding stock options held by employees affected by the work-force reductions.

        Non-Statutory Plan.    In November 1998, the Board of Directors approved the 1998 Non-statutory Stock Option Plan and reserved 300,000 shares of common stock for issuance thereunder. Under the Company's 1998 Non-statutory Plan, Advent may grant options to purchase common stock to employees and consultants, excluding persons who are executive officers and directors. Options granted are non-statutory stock options and shall be granted at a price not less than fair market value on the date of grant. Fair market value (as defined in the Non-statutory Plan) and the vesting of these options shall be determined by the Board of Directors. The options generally vest over 5 years and expire no later than 10 years from the date of grant. Unvested options on termination of employment are canceled and returned to the Non-statutory Plan.

        Director Plan.    Advent's 1995 Director Option Plan which expired on November 16, 2005, provided for the grant of non-statutory stock options to the Company's non-employee directors ("outside directors"). Under the Director Plan, each outside director was granted a non-qualified option to purchase 30,000 shares on the latter of the date of effectiveness of the Director Plan or the date upon which such person first becomes a director. The exercise price of each option is equal to the fair market value of Advent common stock as of the date of the grant. In subsequent years, each outside director was automatically granted an option to purchase 6,000 shares on December 1 with an exercise price equal to the fair value of Advent common stock on that date. Initial options granted under the Director Plan vest one-fifth of the shares on the first anniversary date of grant and the remaining shares vest ratably each month over the ensuing four years. Subsequent option grants vest one-twelfth of the shares four years and one month after the date of grant and the remaining shares vest ratably each month over the next 11-month period. In the event of a change in control of the Company, all unvested options granted under the Director Plan shall become fully vested and exercisable. All Director Plan options have a ten-year term. As noted above, effective April 1, 2005, option grants to outside directors are issued under the 2002 Stock Plan.

        A summary of the status of the Company's stock option plans for the periods presented is as follows (in thousands, except weighted average exercise price):

	2005		2004		2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	5,710	$18.69	5,205	$18.51	4,265	$19.03
Options granted	1,403	$19.81	1,468	$19.29	2,977	$17.86
Options exercised	(1,099)	$16.42	(377)	$12.56	(874)	$8.93
Options canceled	(525)	$20.47	(586)	$22.60	(1,163)	$25.94

Outstanding at end of year	5,489	$19.26	5,710	$18.69	5,205	$18.51

Exercisable at end of year	2,685	$19.32	3,165	$18.54	3,027	$17.98

        The options and warrants outstanding and currently exercisable by exercise price at December 31, 2005 were as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$6.500 - $14.080	1,046	3.03	$10.65	922	$10.20
$14.209 - $17.950	1,287	8.45	$17.39	243	$16.70
$18.060 - $18.880	1,497	7.06	$18.55	610	$18.82
$18.950 - $21.375	984	7.17	$20.47	452	$20.77
$24.440 - $57.580	673	6.28	$35.88	456	$38.22
$60.375 - $60.375	2	4.87	$60.38	2	$60.38

	5,489	6.54	$19.26	2,685	$19.32

        The options available for grant for the periods presented were as follows (in thousands):

	Fiscal Years
	2005	2004	2003
Beginning balance	2,509	2,736	3,892
Options authorized	1,582	655	658
Options granted	(1,403)	(1,468)	(2,977)
Options canceled	525	586	1,163
Options expired	(145)	—	—

Ending balance	3,068	2,509	2,736

Note 12—Segment and Geographical Information

  Description of Segments

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim reports. It also established standards for related disclosures about products and services, major customers and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker ("CODM"), or decision making group, in deciding how to allocate resources and in assessing performance. Advent's CODM is the Chief Executive Officer.

        Advent's organizational structure is based on a number of factors that the CODM uses to evaluate, view and run its business operations which include, but are not limited to, customer base, homogeneity of products and technology. Advent's operating segments are based on this organizational structure and information reviewed by Advent's CODM to evaluate the operating segment results. During fiscal 2004, Advent determined that its operations were organized into two reportable segments: 1) Advent Investment Management; and 2) MicroEdge. The segment information for fiscal 2003 below reflects this organizational change. Future changes to this organizational structure may result in changes to the business segments disclosed. A description of the types of products and services provided by each operating segment follows.

        Advent Investment Management is the Company's core business and derives revenues from the development, marketing and sale of software products, data interfaces and related maintenance and services that automate, integrate and support certain mission critical functions of investment management organizations. MicroEdge derives revenues from the sale of software and services for grant management, matching gifts and volunteer tracking for the grantmaking community worldwide.

  Segment Data

        The results of the operating segments are derived directly from Advent's internal management reporting system. The accounting policies used to derive operating segment results are substantially the same as those used by the consolidated company. Management measures the performance of each operating segment based on several metrics, including income (loss) from operations. These results are used, in part, to evaluate the performance of, and to assign resources to, each of the operating segments. Certain operating expenses, including amortization and impairment of developed technology and other intangibles, which Advent manages separately at the corporate level, are not allocated to the operating segments. Advent does not separately accumulate and review asset information by segment.

        Segment information for the periods presented is as follows (in thousands):

	Fiscal Years
	2005	(Restated, See Note 14) 2004	2003
Net revenues:
Advent Investment Management	$145,897	$130,358	$115,445
MicroEdge	20,026	16,967	14,970
Other	2,778	2,665	6,744

Total net revenues	$168,701	$149,990	$137,159

Income (loss) from operations:
Advent Investment Management	$9,599	$(74)	$(26,095)
MicroEdge	2,979	675	965
Other	374	43	(108)
Unallocated corporate operating costs and expenses:
Amortization and impairment of developed technology	(2,575)	(6,471)	(6,567)
Amortization and impairment of other intangibles	(4,041)	(12,237)	(7,854)

Total income (loss) from operations	$6,336	$(18,064)	$(39,659)

Depreciation expense:
Advent Investment Management	$7,977	$7,730	$8,032
MicroEdge	668	729	682
Other	39	31	25

Total depreciation expense	$8,684	$8,490	$8,739

  Major Customers

        No single customer represented 10% or more of Advent's total net revenue in any fiscal year presented.

  Geographic Information

        Geographical information as of and for the periods presented is as follows (in thousands):

	December 31
	2005	(Restated, See Note 14) 2004	2003
Long-lived assets(1):
United States	$19,153	$22,730	$29,635
International	527	486	282

Total long-lived assets	$19,680	$23,216	$29,917

	Fiscal Years
	2005	2004	2003
Geographic net sales(2):
United States	$150,051	$136,804	$127,676
International	18,650	13,186	9,483

Total net sales	$168,701	$149,990	$137,159

(1)
Long-lived assets exclude goodwill, intangible assets, financial instruments and deferred tax assets.

(2)
Geographic net sales are based on the location to which the product is shipped.

Note 13—Related Party Transactions

        Through December 28, 2004, Stephanie DiMarco, Chief Executive Officer of the Company, was a director of LatentZero. Effective December 28, 2004, Ms. DiMarco resigned her seat on LatentZero's board. When purchasing certain Advent products, customers have the option to purchase LatentZero products to provide additional functionality. Based on sales of the LatentZero products by the Company, Advent pays a royalty fee to LatentZero. Advent has made royalty payments to LatentZero of $0.5 million during fiscal 2004. The Company owed amounts to LatentZero totaling $0.2 million as of December 31, 2004. During fiscal 2004, Advent entered into a sub-lease agreement with LatentZero on one of Advent's facilities in New York, New York. Sub-lease income from LatentZero was $70,000 for fiscal 2004. Accounts receivable from LatentZero was $11,000 as of December 31, 2004.

        As of December 31, 2004, Citigroup, Inc. ("Citigroup") owned approximately 12% of the voting stock of Advent. Effective December 1, 2005, Citigroup sold the Asset Management division of Citigroup Global Markets Inc. to Legg Mason, Inc. ("Legg Mason"). As of December 31, 2005, Citigroup owned less than 5% of the voting stock of Advent. Advent recognized approximately $2.1 million and $1.1 million of revenue from Citigroup during fiscal 2005 and 2004, respectively. The Company's accounts receivable from Citigroup was $0.3 million and $0.7 million as of December 31, 2005 and 2004, respectively. As of December 31, 2005, Legg Mason owns approximately 15% of the voting stock of Advent. Advent recognized approximately $0.4 million of revenue from Legg Mason during fiscal 2005. The Company's accounts receivable from Legg Mason was $0.1 million as of December 31, 2005.

        In addition, Advent acts as trustee for the company's short-term disability plan—Advent Software California Voluntary Disability Plan ("VDI"). Fiscal 2005 employee withholdings and disbursements totaled $0.4 million and $0.2 million, respectively. Fiscal 2004 employee withholdings and disbursements totaled $0.4 million and $0.2 million, respectively. As of December 31, 2005 and 2004, cash held by Advent related to the VDI was $0.3 million and $0.2 million which are included in "other assets, net" in the consolidated balance sheets.

Note 14—Restatement of Financial Statements

        In connection with its preparation of the consolidated financial statements for the fiscal year ended December 31, 2005, management of the Company determined that its previously issued financial statements contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2004 should be restated to correct an error in those financial statements. The Company did not adjust the amortization periods of certain leasehold improvements upon a change in the lease termination date at one of its facilities. As a result, the Company has reduced depreciation expense by $65,000 in fiscal 2004.

        The following is a summary of the effects of this correction on the Company's consolidated balance sheet as of December 31, 2004 and the consolidated statement of operations, consolidated statement of stockholders' equity and consolidated statement of cash flows for the year ended December 31, 2004 (in thousands):

	Consolidated Balance Sheet
	As Previously Reported	Adjustments	As Restated
December 31, 2004
Property and equipment, net	$18,432	$65	$18,497
Total assets	$354,577	$65	$354,642
Accumulated deficit	$(86,921)	$65	$(86,856)
Total stockholders equity	$265,675	$65	$265,740
Total liabilities and stockholders equity	$354,577	$65	$354,642
	Consolidated Statement of Operations
	As Previously Reported	Adjustments	As Restated
Fiscal year ended December 31, 2004
General and administrative expense	$26,641	$(65)	$26,576
Total operating expenses	$115,164	$(65)	$115,099
Income (loss) from operations	$(18,129)	$65	$(18,064)
Income (loss) before income taxes	$(16,224)	$65	$(16,159)
Net income (loss)	$(16,244)	$65	$(16,179)
Basic and diluted net loss per share	$(0.49)	$—	$(0.49)
	Consolidated Statement of Stockholders' Equity
	As Previously Reported	Adjustments	As Restated
Fiscal year ended December 31, 2004
Net income (loss)	$(16,244)	$65	$(16,179)
Retained earnings (accumulated deficit)	$(86,921)	$65	$(86,856)
Total stockholders' equity	$265,675	$65	$265,740
Comprehensive income (loss)	$(12,799)	$65	$(12,734)
	Consolidated Statement of Cash Flows
	As Previously Reported	Adjustments	As Restated
Fiscal year ended December 31, 2004
Net income (loss)	$(16,244)	$65	$(16,179)
Depreciation and amortization	$21,851	$(65)	$21,786

Note 15—Subsequent Events

        On January 6, 2006, Advent entered into a definitive lease agreement with Toda Development, Inc. whereby the Company will lease approximately 95,000 square feet of office space at 600 Townsend Street in San Francisco, California. The Company's contractual cash obligation under this agreement is approximately $20 million, payable over the ten-year term of the lease. Additionally, Advent anticipates approximately $7.6 million of leasehold improvements, of which $3.8 million will be funded by the Landlord and approximately $3.8 million will be paid directly by Advent. Advent anticipates relocating from its current headquarter facilities to the 600 Townsend facility during the third quarter of fiscal 2006.

        In March 2006, Advent completed its common stock repurchase program that was authorized in May 2004. From January 1, 2006 through March 8, 2006 which was the date of the last trade made under this repurchase program, the Company repurchased 1.2 million shares for a total cost of $33.7 million and an average price of $27.60. Since inception of this program in May 2004 through its termination in March 2006, Advent repurchased an aggregate 4.8 million shares of outstanding common stock for a total cost of $98.2 million and an average price of $20.43 per share.

Supplementary Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2005*(1)(2)(3):
Net revenues	$39,389	$40,927	$42,776	$45,609
Gross margin	$27,356	$27,975	$30,244	$31,329
Income (loss) from operations	$(146)	$(658)	$4,931	$2,209
Net income	$737	$3,938	$5,846	$3,614
Net income per share—basic	$0.02	$0.13	$0.19	$0.12
Net income per share—diluted	$0.02	$0.13	$0.18	$0.11
2004*(1)(4)(5)(6)(7):
Net revenues	$35,722	$36,024	$37,288	$40,956
Gross margin	$23,333	$22,821	$23,851	$27,030
Loss from operations	$(1,264)	$(9,116)	$(4,553)	$(3,131)
Net loss	$(1,137)	$(8,871)	$(4,638)	$(1,533)
Net loss per share—basic and diluted	$(0.03)	$(0.27)	$(0.14)	$(0.05)

*
Our results of operations for the first three quarters of 2004 and 2005 have been restated and the fourth quarters of 2004 and 2005 have been adjusted. See (1) below for additional information.

(1)
In connection with its preparation of the consolidated financial statements for the fiscal year ended December 31, 2005, management of the Company determined that the previously issued financial statements contained in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and 2005, June 30, 2004 and 2005 and September 30, 2004 and 2005 should be restated to correct errors in those financial statements. The decision to restate these financial statements was made after management's discovery of the following errors. Specifically, the Company did not have adequate controls to (i) include the benefit from the reversal of the deferred tax liability associated with the amortization of intangible assets of its European subsidiaries, or (ii) properly estimate the reduction in the valuation allowance associated with the deferred tax assets in the United States, in the calculation of its income tax provision. In addition, the Company did not adjust the amortization periods of certain leasehold improvements upon a change in the lease termination date at one of its facilities and, as a result, overstated depreciation expense for the fiscal quarters of 2004 and 2005. Further, the Company did not defer license, maintenance and professional services revenue, together with related expenses in sales and marketing, on certain term license arrangements in accordance with SOP 97-2 for each of the quarters of fiscal 2005.

The following is a summary of the effect of these corrections and adjustments on the Company's supplementary quarterly financial data for each quarter of fiscal 2004 and 2005 (in thousands, except per share data):

	As Previously Reported	Adjustments	As Restated or Adjusted
Three months ended March 31, 2004
Income (loss) from operations	$(1,274)	$10	$(1,264)
Net income (loss)	$(1,148)	$11	$(1,137)
Net income (loss) per share:
Basic	$(0.03)	$0.00	$(0.03)

Diluted	$(0.03)	$0.00	$(0.03)

Three months ended June 30, 2004
Income (loss) from operations	$(9,126)	$10	$(9,116)
Net income (loss)	$(9,247)	$376	$(8,871)
Net income (loss) per share:
Basic	$(0.28)	$0.01	$(0.27)

Diluted	$(0.28)	$0.01	$(0.27)

Three months ended September 30, 2004
Income (loss) from operations	$(4,563)	$10	$(4,553)
Net income (loss)	$(5,133)	$495	$(4,638)
Net income (loss) per share:
Basic	$(0.16)	$0.02	$(0.14)

Diluted	$(0.16)	$0.02	$(0.14)

Three months ended December 31, 2004
Income (loss) from operations	$(3,166)	$35	$(3,131)
Net income (loss)	$(716)	$(817)	$(1,533)
Net income (loss) per share:
Basic	$(0.02)	$(0.03)	$(0.05)

Diluted	$(0.02)	$(0.03)	$(0.05)

Year ended December 31, 2004
Income (loss) from operations	(18,129)	65	(18,064)
Net income (loss)	(16,244)	65	(16,179)
Net income (loss) per share:
Basic	(0.49)	—	(0.49)

Diluted	(0.49)	—	(0.49)

Three months ended March 31, 2005
Net revenues	$39,636	$(247)	$39,389
Gross margin	$27,544	$(188)	$27,356
Income (loss) from operations	$(27)	$(119)	$(146)
Net income (loss)	$785	$(48)	$737
Net income per share:
Basic	$0.02	$(0.00)	$0.02

Diluted	$0.02	$(0.00)	$0.02

Three months ended June 30, 2005
Net revenues	$41,232	$(305)	$40,927
Gross margin	$28,162	$(187)	$27,975
Income (loss) from operations	$(531)	$(127)	$(658)
Net income (loss)	$3,275	$663	$3,938
Net income per share:
Basic	$0.11	$0.02	$0.13

Diluted	$0.10	$0.02	$0.13

Three months ended September 30, 2005
Net revenues	$43,035	$(259)	$42,776
Gross margin	$30,424	$(180)	$30,244
Income (loss) from operations	$5,045	$(114)	$4,931
Net income (loss)	$6,229	$(383)	$5,846
Net income (loss) per share:
Basic	$0.20	$(0.01)	$0.19

Diluted	$0.19	$(0.01)	$0.18

Three months ended December 31, 2005(8)
Net revenues	$45,137	$472	$45,609
Gross margin	$31,060	$269	$31,329
Income (loss) from operations	$1,993	$216	$2,209
Net income (loss)	$3,872	$(258)	$3,614
Net income (loss) per share:
Basic	$0.12	$0.00	$0.12

Diluted	$0.12	$(0.01)	$0.11

(2)
In the second quarter of 2005, Advent recorded a net restructuring charge of $1.5 million primarily consisting of facility and exit costs related to sub-leasing one floor of its office space in New York, New York.

(3)
In the fourth quarter of 2005, Advent incurred costs of approximately $1.0 million to settle the claims of certain former members and employees of Advent Outsource Data Management.

(4)
Advent's quarterly results of operations for 2004 included the operating results of Advent United Kingdom and Switzerland, subsequent to their acquisition in May of 2004.

(5)
In the second quarter of 2004, Advent recorded a net restructuring charge of $5.9 million primarily consisting of $4.9 million of facility exit costs and $0.9 million of property and equipment impairment charges related to vacating a facility in San Francisco, California.

(6)
In the third quarter of 2004, Advent recorded an impairment charge of $3.4 million to write-off Techfi-related intangible assets resulting from the Company's decision to sunset certain products within its Techfi product line.

(7)
In the fourth quarter of 2004, Advent recorded impairment charges totaling $2.1 million. This amount included $1.4 million and $0.7 million to write off the carrying value of Advent Hellas and Advent Wealth Services' ("AWS") intangible assets, respectively, as a result of significant underperformance by Advent Hellas and AWS relative to historical and projected future operating results as well as the Company's decision to re-focus its strategic direction on core businesses.

(8)
As previously reported on its Form 8-K filed on January 31, 2006.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

        The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that because of the material weaknesses in internal control over financial reporting identified in Management's Report on Internal Control Over Financial Reporting in Item 8 of this Annual Report on Form 10-K, our disclosure controls and procedures were ineffective as of December 31, 2005.

Remediation plan to address prior year material weaknesses

        As of December 31, 2004, the Company identified the following material weaknesses in its assessment of the Company's internal control over financial reporting:

1.
The Company did not maintain effective controls over the valuation of its property and equipment accounts, including the related restructuring provision. Specifically, the Company's impairment analysis of its property and equipment accounts related to its decision to vacate a facility failed to identify and include all applicable assets.

2.
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

3.
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

        Because of the above material weaknesses, management had concluded that the Company did not maintain effective internal control over financial reporting at December 31, 2004 based on the criteria set forth in the COSO Internal Control-Integrated Framework.

        During 2005, the Company's management identified and performed the following steps to address the material weaknesses in our internal control over financial reporting described above:

  •
  Documented the standards established by our principal financial and accounting officer and other senior accounting personnel for the review, analysis, verification and final determination of the proper accounting treatment for all charges associated with the termination or abandonment of building leases, including the establishment of a checklist of items to be reviewed in connection with such transactions;

  •
  Improved the skills, knowledge and experience available to the Company for the preparation and review of our tax provision calculations, through hiring additional tax accounting personnel and utilizing outside tax consultants;

  •
  Improved the process, procedures and documentation standards relating to the preparation of the income tax provision calculations;

  •
  Increased the level of review of the preparation of the quarterly and annual income tax provision calculations;

  •
  Improved the skills, knowledge and experience available to the Company for the preparation and review of our stock-based employee compensation expense disclosures by utilizing outside consultants; and

  •
  Increased the level of review of the preparation of the quarterly and annual stock-based employee compensation expense disclosures.

        With the implementation of the above controls and procedures during 2005, we have improved our internal control over financial reporting. However, the Company was not able to fully remediate the prior year material weaknesses related to the accounting for income taxes and pro forma stock-based employee compensation expense. Management did, however, complete the remediation of the material weakness in our internal control over financial reporting as of December 31, 2004 relating to the valuation of property and equipment accounts during 2005.

Changes in internal control over financial reporting

        Management has implemented the following changes in our internal control over financial reporting during the fourth quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, Advent's internal control over financial reporting. As part of the Company's remediation plan to address the material weakness related to its pro forma stock-based employee compensation expense, the Company:

  •
  Utilized external consultants to assist Company personnel in creating an accurate and complete employee options database; and

  •
  Applied internal resources to preparing the calculations for the tax impact of employee option exercises.

        In addition, management continues to work on its remediation plan to address the material weakness relating to the accounting for income taxes identified above. During the fourth quarter of 2005, we continued to use a detailed review process, which was implemented in the second quarter of 2005, for our quarterly income tax provision calculation by the principal financial and accounting officer and other senior accounting personnel. In addition, we utilized outside tax consultants in preparing and reviewing, through the new review process, the quarterly income tax provisions.

        See "Management's Report on Internal Control Over Financial Reporting" in Item 8.

Item 9B. Other Information

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information regarding Directors, Board Committees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the sections captioned "Proposal 1: Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for our 2005 Annual Meeting of Stockholders. Such information is incorporated herein by reference. The information required by this Item related to the executive officers can be found in the section captioned "Executive Officers of the Registrant" under Part I, "Item 1. Business" of this Form 10-K, and is also incorporated herein by reference.

        The Company has a code of business ethics and conduct that applies to all of the Company's employees, including its Principal Executive Officer, Principal Financial and Accounting Officer and its Board of Directors. A copy of this code, "Code of Business Ethics and Conduct", is available on the Company's website at www.advent.com and may be found as follows:

1.
From our main web page, first click on "About Advent" and then on "Corporate Governance" under "Investor Relations",

2.
Next, click on "Conduct", and

3.
Finally, click on "Advent's Code of Business Ethics and Conduct."

        The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website or by filing a Form 8-K.

Item 11. Executive Compensation

        Information required by this Item is incorporated by reference to our Proxy Statement for our 2006 Annual Meeting of Stockholders, where it is included under the caption "Executive Officer Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required by this Item is incorporated by reference to our Proxy Statement for our 2006 Annual Meeting of Stockholders, where it is included under the captions "Beneficial Security Ownership of Management and Certain Beneficial Owners," and "Equity Compensation Plan Information."

Item 13. Certain Relationships and Related Transactions

        Information required by this Item is incorporated by reference to our Proxy Statement for our 2006 Annual Meeting of Stockholders, where it is included under the caption "Certain Relationships."

Item 14. Principal Accounting Fees and Services

        Information required by this Item is incorporated by reference to our Proxy Statement for our 2006 Annual Meeting of Stockholders, where it is included under the caption "Fees to Independent Registered Public Accounting Firm for Services Rendered During Fiscal Year 2005."

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report

        1. Financial Statements

        The following are included in Item 8:

2.     Financial Statement Schedules

        The following financial statement schedule for the years ended December 31, 2005, 2004 and 2003 should be read in conjunction with the consolidated financial statements of Advent Software, Inc. filed as part of this Annual Report on Form 10-K:

Schedule II
ADVENT SOFTWARE, INC
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2005, 2004 and 2003

	Balance at Beginning of Period	Additions (Reductions) Charged to Expense	Write-offs	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
2003	$1,410	$(683)	$86	$641
2004	$641	$36	$66	$611
2005	$611	$(436)	$29	$146
Allowance for sales returns:
2003	$1,209	$7,168	$6,407	$1,970
2004	$1,970	$4,623	$3,252	$3,341
2005	$3,341	$1,842	$2,470	$2,713
Deferred tax asset valuation allowance:
2003	$12,939	$73,789	$—	$86,728
2004	$86,728	$14,629	$—	$101,357
2005	$101,357	$2,369	$—	$103,726

        Schedules other than those listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

3.     Exhibits

        The following exhibits are filed as a part of, or incorporated by reference into this Form 10-K:

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
2.1	Agreement and Plan of Merger by and among Advent Softare, Inc. ("Advent"), Kayak Acquisition Corp., and Kinexus Corporation dated as of December 31, 2001	8-K	2/28/2002	2.1
3.1	Second Amended and Restated Certificate of Incorporation of Registrant	10-K	3/12/2001	3.1
3.2	Amended and Restated Bylaws of Registrant	8-K	1/23/2006	3.1
4.1	Specimen Common Stock Certificate of Registrant	SB-2	11/15/1995	***

10.1	Form of Indemnification Agreement for Executive Officers and Directors *	SB-2	11/15/1995	***
10.2	1992 Stock Plan, as amended *	S-8	5/28/1999	4.1
10.3	1993 Profit Sharing & Employee Savings Plan, as amended *	SB-2	11/15/1995	***
10.4	1995 Employee Stock Purchase Plan *	SB-2	11/15/1995	***
10.5	1995 Director Option Plan *	S-8	8/11/2000	4.1
10.6	2002 Stock Option Plan, as amended *	DEF 14A	4/22/2005	Appendix B
10.7	Severance Agreement between Advent and Peter M. Caswell dated December 10, 1993 *	SB-2	11/15/1995	***
10.8	Agreement between Advent and Interactive Data Corporation dated January 1, 1995 **	SB-2	11/15/1995	***
10.9	Office Lease dated August 1, 1998, between SOMA Partners, L.P. and Advent for facilities located at 301 Brannan in San Francisco, California	10-K	3/26/1999	10.14
10.10	Office Lease dated July 22, 1999, between 405 Lexington, L.L.C. and Advent for facilities located at 666 Third Avenue in New York, New York	10-K	3/17/2000	10.15
10.11	2005 Employee Stock Purchase Plan *	DEF 14A	4/22/2005	Appendix A
10.12	Office Lease dated January 6, 2006, between Toda Development, Inc. and Advent for facilities located at 600 Townsend Street in San Francisco, California.	8-K	1/12/2006	10.1
10.13	Executive Severance Plan dated March 14, 2006				X
21.1	Subsidiaries of Advent				X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included on page 115 of this Form 10-K)				X
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	X

*
Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

**
Confidential treatment requested as to certain portions of this exhibit.

***
Incorporated by reference to the exhibit filed with Advent's registration statement filed on Form SB-2 (commission file number 33-97912-LA), declared effective on November 15, 1995.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 31st day of March, 2006.

ADVENT SOFTWARE, INC.
By:	/s/ GRAHAM V. SMITH Graham V. Smith Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Graham V. Smith and Jaime A. Villagomez his or her attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHANIE G. DIMARCO Stephanie G. DiMarco	Chief Executive Officer and President (Principal Executive Officer)	March 31, 2006
/s/ GRAHAM V. SMITH Graham V. Smith	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 31, 2006
/s/ A. GEORGE BATTLE A. George Battle	Director	March 31, 2006
/s/ TERRY H. CARLITZ Terry H. Carlitz	Director	March 31, 2006
/s/ JAMES D. KIRSNER James D. Kirsner	Director	March 31, 2006
/s/ JAMES P. ROEMER James P. Roemer	Director	March 31, 2006
/s/ JOHN H. SCULLY John H. Scully	Chairman of the Board	March 31, 2006
/s/ WENDELL G. VAN AUKEN Wendell G. Van Auken	Director	March 31, 2006
/s/ WILLIAM F. ZUENDT William F. Zuendt	Director	March 31, 2006

QuickLinks

TABLE OF CONTENTS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
  PART I
  Item 1. Business
Executive Officers of Registrant
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REMEDIATION STEPS TO ADDRESS MATERIAL WEAKNESSES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ADVENT SOFTWARE, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts)
ADVENT SOFTWARE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
ADVENT SOFTWARE, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)
ADVENT SOFTWARE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
ADVENT SOFTWARE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
  Item 15. Exhibits and Financial Statement Schedules
Schedule II ADVENT SOFTWARE, INC VALUATION AND QUALIFYING ACCOUNTS For the years ended December 31, 2005, 2004 and 2003
SIGNATURES
POWER OF ATTORNEY