Form 10-Q/A
period 2005-06-30
ADVENT SOFTWARE INC /DE/
filed 2006-05-01
CIK 1002225

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
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
Signatures

EXPLANATORY NOTE

This Amendment No. 1 to Advent Software, Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, is being filed in order to correct its previously issued condensed consolidated balance sheets as of December 31, 2004 and June 30, 2005, condensed consolidated statements of operations for the three and six months ended June 30, 2005 and 2004, and condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004. As a result, we have also updated the related footnotes to these condensed consolidated financial statements as well as Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 4. Controls and Procedures, as appropriate.

The corrections are being made to properly account for deferred income tax assets and liabilities and the income tax provision; correct depreciation expense on certain leasehold improvements; correct our revenue recognition on certain term license arrangements; and, correct our disclosure for pro forma stock-based employee compensation expense.

See Note 2 to the Company’s unaudited condensed consolidated financial statements for additional discussion. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update the disclosures therein in any way other than as required to reflect the restatement and revision set forth in Note 2.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	(Restated, See Note 2)
	June 30	December 31
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$23,020	$21,177
Marketable securities	110,799	144,352
Accounts receivable, net	30,789	32,778
Prepaid expenses and other	10,543	10,415
Total current assets	175,151	208,722
Property and equipment, net	16,173	18,497
Goodwill	95,112	99,393
Other intangibles, net	11,117	14,668
Other assets, net	12,669	13,362

Total assets	$310,222	$354,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,605	$2,825
Accrued liabilities	17,455	17,570
Deferred revenues	59,265	56,405
Income taxes payable	2,348	4,036
Total current liabilities	81,673	80,836
Deferred income taxes	2,007	2,250
Other long-term liabilities	5,178	5,816

Total liabilities	88,858	88,902

Commitments and contingencies (See Note 13)

Stockholders’ equity:
Common stock	304	327
Additional paid-in capital	316,898	339,995
Accumulated deficit	(103,083)	(86,856)
Accumulated other comprehensive income	7,245	12,274
Total stockholders’ equity	221,364	265,740

Total liabilities and stockholders’ equity	$310,222	$354,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	(Restated, See Note 2)
	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Net revenues:
License and development fees	$9,634	$8,719	$19,174	$16,727
Maintenance and other recurring	26,015	23,314	51,259	46,200
Professional services and other	5,278	3,991	9,883	8,819

Total net revenues	40,927	36,024	80,316	71,746

Cost of revenues:
License and development fees	384	426	640	1,020
Maintenance and other recurring	7,562	7,320	14,637	14,200
Professional services and other	4,392	4,107	8,480	7,680
Amortization of developed technology	614	1,350	1,228	2,692

Total cost of revenues	12,952	13,203	24,985	25,592

Gross margin	27,975	22,821	55,331	46,154

Operating expenses:
Sales and marketing	10,474	9,276	20,537	18,069
Product development	7,811	8,501	15,767	16,353
General and administrative	7,808	6,197	16,161	12,168
Amortization of other intangibles	1,020	2,060	2,067	4,084
Restructuring charges	1,520	5,903	1,603	5,860

Total operating expenses	28,633	31,937	56,135	56,534

Loss from operations	(658)	(9,116)	(804)	(10,380)
Interest income and other, net	4,712	(142)	5,609	(16)

Income (loss) before income taxes	4,054	(9,258)	4,805	(10,396)
Provision for (benefit from) income taxes	116	(387)	130	(388)

Net income (loss)	$3,938	$(8,871)	$4,675	$(10,008)

Net income (loss) per share:
Basic	$0.13	$(0.27)	$0.15	$(0.30)
Diluted	$0.13	$(0.27)	$0.15	$(0.30)

Weighted average shares used to compute net income (loss) per share:
Basic	30,522	33,179	31,267	33,122
Diluted	31,289	33,179	31,947	33,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	(Restated, See Note 2)
	Six Months Ended June 30
	2005	2004

Cash flows from operating activities:
Net income (loss)	$4,675	$(10,008)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash stock based compensation	—	18
Depreciation and amortization	7,970	11,114
Non-cash restructuring charges	—	863
Loss on dispositions of fixed assets	68	372
Reduction of doubtful accounts	(140)	(175)
(Gain) loss on investments	(3,449)	717
Deferred income taxes	(243)	(100)
Other	(832)	(232)
Changes in operating assets and liabilities:
Accounts receivable	2,129	6,766
Prepaid and other assets	1,072	3,499
Accounts payable	(221)	120
Accrued liabilities	1,291	1,771
Deferred revenues	2,850	(1,488)
Income taxes payable	(1,688)	(761)

Net cash provided by operating activities	13,482	12,476

Cash flows from investing activities:
Net cash used in acquisitions	(1,028)	(5,756)
Purchases of property and equipment	(2,435)	(1,265)
Capitalized software development costs	(461)	—
Purchases of marketable securities	(78,929)	(73,505)
Sales and maturities of marketable securities	111,543	65,498
Proceeds from sale of other investments	3,791	—

Net cash provided by (used in) investing activities	32,481	(15,028)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,728	4,263
Repurchase of common stock	(48,751)	(858)

Net cash provided by (used in) financing activities	(44,023)	3,405

Effect of exchange rate changes on cash and cash equivalents	(97)	(52)

Net change in cash and cash equivalents	1,843	801
Cash and cash equivalents at beginning of period	21,177	34,761

Cash and cash equivalents at end of period	$23,020	$35,562

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

Advent has prepared these condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in these interim statements pursuant to such SEC rules and regulations. These interim financial statements should be read in conjunction with the audited financial statements and related notes included in Advent’s Annual Report on Form 10-K/A for the year ended December 31, 2004 (see Note 2 below). Interim results are not necessarily indicative of the results to be expected for the full year, and no representation is made thereto.

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

Note 2—Restatement of Financial Statements and Revision of Stock-Based Employee Compensation Expense Disclosures

Restatement of Financial Statements

In connection with its preparation of the consolidated financial statements for the fiscal year ended December 31, 2005, management of the Company determined that its previously issued financial statements contained in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and 2005, June 30, 2004 and 2005, and September 30, 2004 and 2005 should be restated to correct errors in those financial statements. The decision to restate these financial statements was made after management’s discovery of the following errors. Specifically, the Company did not (i) include the benefit from the reversal of the deferred tax liability associated with the amortization of intangible assets of its European subsidiaries, or (ii) properly estimate the reduction in the valuation allowance associated with the deferred tax assets in the United States, in the calculation of its income tax provision. In addition, the Company did not adjust the amortization periods of certain leasehold improvements upon a change in the lease termination date at one of its facilities and, as a result, overstated depreciation expense for the fiscal quarters of 2004 and 2005. Further, the Company did not defer license, maintenance and professional services revenue, together with related expenses in sales and marketing, on certain term license arrangements in accordance with SOP 97-2 for each of the quarters of fiscal 2005.

The following is a summary of the effect of these corrections on the Company’s condensed consolidated balance sheets as of June 30, 2005 and December 31, 2004, condensed consolidated statement of operations for the three and six months ended June 30, 2005 and 2004, and condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 (in thousands, except per share data):

	Consolidated Balance Sheet
	As Previously		As
	Reported	Adjustments	Restated
June 30, 2005
Prepaid expenses and other	$10,357	$186	$10,543
Total current assets	$174,965	$186	$175,151
Property and equipment, net	$15,988	$185	$16,173
Total assets	$309,851	$371	$310,222
Deferred revenues	$58,713	$552	$59,265
Income taxes payable	$3,202	$(854)	$2,348
Total current liabilities	$81,975	$(302)	$81,673
Total liabilities	$89,160	$(302)	$88,858
Accumulated deficit	$(103,763)	$680	$(103,083)
Accumulated other comprehensive income	$7,252	$(7)	$7,245
Total stockholders equity	$220,691	$673	$221,364
Total liabilities and stockholders equity	$309,851	$371	$310,222

	Consolidated Statement of Operations
	As Previously		As
	Reported	Adjustments	Restated
Three months ended June 30, 2005
License and development fee revenue	$9,635	$(1)	$9,634
Maintenance and other recurring revenue	$26,016	$(1)	$26,015
Professional services and other revenue	$5,581	$(303)	$5,278
Total net revenues	$41,232	$(305)	$40,927
Cost of professional services and other revenue	$4,510	$(118)	$4,392
Total cost of revenues	$13,070	$(118)	$12,952
Gross margin	$28,162	$(187)	$27,975
General and administrative expense	$7,868	$(60)	$7,808
Total operating expenses	$28,693	$(60)	$28,633
Income (loss) from operations	$(531)	$(127)	$(658)
Income (loss) before income taxes	$4,181	$(127)	$4,054
Provision for (benefit from) income taxes	$906	$(790)	$116
Net income (loss)	$3,275	$663	$3,938
Basic net income (loss) per share	$0.11	$0.02	$0.13
Diluted net income (loss) per share	$0.10	$0.03	$0.13

	Consolidated Statement of Operations
	As Previously		As
	Reported	Adjustments	Restated
Six months ended June 30, 2005
License and development fee revenue	$19,228	$(54)	$19,174
Maintenance and other recurring revenue	$51,303	$(44)	$51,259
Professional services and other revenue	$10,337	$(454)	$9,883
Total net revenues	$80,868	$(552)	$80,316
Cost of professional services and other revenue	$8,657	$(177)	$8,480
Total cost of revenues	$25,162	$(177)	$24,985
Gross margin	$55,706	$(375)	$55,331
Sales and marketing expense	$20,546	$(9)	$20,537
General and administrative expense	$16,281	$(120)	$16,161
Total operating expenses	$56,264	$(129)	$56,135
Income (loss) from operations	$(558)	$(246)	$(804)
Income (loss) before income taxes	$5,051	$(246)	$4,805
Provision for (benefit from) income taxes	$991	$(861)	$130
Net income (loss)	$4,060	$615	$4,675
Basic net income (loss) per share	$0.13	$0.02	$0.15
Diluted net income (loss) per share	$0.13	$0.02	$0.15

Three months ended June 30, 2004
General and administrative expense	$6,207	$(10)	$6,197
Total operating expenses	$31,947	$(10)	$31,937
Income (loss) from operations	$(9,126)	$10	$(9,116)
Income (loss) before income taxes	$(9,268)	$10	$(9,258)
Provision for (benefit from) income taxes	$(21)	$(366)	$(387)
Net income (loss)	$(9,247)	$376	$(8,871)
Basic net income (loss) per share	$(0.28)	$0.01	$(0.27)
Diluted net income (loss) per share	$(0.28)	$0.01	$(0.27)

Six months ended June 30, 2004
General and administrative expense	$12,188	$(20)	$12,168
Total operating expenses	$56,554	$(20)	$56,534
Income (loss) from operations	$(10,400)	$20	$(10,380)
Income (loss) before income taxes	$(10,416)	$20	$(10,396)
Provision for (benefit from) income taxes	$(21)	$(367)	$(388)
Net income (loss)	$(10,395)	$387	$(10,008)
Basic net income (loss) per share	$(0.31)	$0.02	$(0.29)
Diluted net income (loss) per share	$(0.31)	$0.02	$(0.29)

	Consolidated Statement of Cash Flows
	As Previously		As
	Reported	Adjustments	Restated
Six months ended June 30, 2005
Net income (loss)	$4,060	$615	$4,675
Depreciation and amortization	$8,090	$(120)	$7,970
Other (adjustment to reconcile net loss to net cash
provided by operating activities)	$(825)	$(7)	$(832)
Prepaid and other assets	$1,258	$(186)	$1,072
Deferred revenues	$2,298	$552	$2,850
Income taxes payable	$(834)	$(854)	$(1,688)

Six months ended June 30, 2004
Net income (loss)	$(10,395)	$387	$(10,008)
Depreciation and amortization	$11,134	$(20)	$11,114
Income taxes payable	$(394)	$(367)	$(761)

Revision of Stock-Based Employee Compensation Expense Disclosures

In addition, management of the Company also determined that the Company’s pro forma disclosure relating to stock based employee compensation expense presented in Note 4, “Stock-Based Compensation”, to the condensed consolidated financial statements for the quarters ended June 30, 2004 and 2005 were incorrect. Specifically, the revisions related to the attribution period of pro forma stock-based employee compensation from non-routine stock compensation arrangements, including those with non-standard vesting terms or performance conditions. As a result, the Company has revised the disclosure for stock-based employee compensation expense determined under the fair valued based method for the three months ended June 30, 2005 and 2004 by increasing (decreasing) the expense by approximately $(13,000) and $104,000, respectively, and for the six months ended June 30, 2005 and 2004 by increasing the expense by $102,000 and $691,000 (or $0.02 per basic and diluted share), respectively.

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

If compensation had been determined based on the fair value at the grant date for awards during the three and six months ended June 30, 2005 and 2004, consistent with the provisions of SFAS 123, Advent’s net loss and net loss per share would have been as follows (in thousands, except per share data):

	(Revised, See Note 2)
	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Net income (loss) - as restated	$3,938	$(8,871)	$4,675	$(10,008)
Stock-based employee compensation expense included in reported net loss, net of tax (1)	—	6	—	18
Total stock based employee compensation expense determined under fair value based method for all options, net of tax (1)	(4,350)	(4,097)	(8,411)	(9,140)

Net loss - pro forma	$(412)	$(12,962)	$(3,736)	$(19,130)

Net income (loss) per share - as reported:
Basic	$0.13	$(0.27)	$0.15	$(0.30)
Diluted	$0.13	$(0.27)	$0.15	$(0.30)

Net income (loss) per share - pro forma:
Basic	$(0.01)	$(0.39)	$(0.12)	$(0.58)
Diluted	$(0.01)	$(0.39)	$(0.12)	$(0.58)

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
Stock Options
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

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2005 and 2004 (in thousands, except per-share data):

	(Restated, See Note 2)
	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Numerator:
Net income (loss)	$3,938	$(8,871)	$4,675	$(10,008)

Denominator:
Denominator for basic net income (loss) per share- weighted average shares outstanding	30,522	33,179	31,267	33,122

Dilutive common equivalent shares:
Employee stock options and other	767	—	680	—

Denominator for diluted net income (loss) per share- weighted average shares outstanding, assuming exercise of potential dilutive common shares	31,289	33,179	31,947	33,122

Basic net income (loss) per share	$0.13	$(0.27)	$0.15	$(0.30)
Diluted net income (loss) per share	$0.13	$(0.27)	$0.15	$(0.30)

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

	Condensed Consolidated Balance Sheet
	As Previously		As
December 31, 2004	Reported	Reclassifications	Reclassified
Accrued liabilities	$16,855	$715	$17,570
Total current liabilities	$80,121	$715	$80,836
Other long-term liabilities	$6,531	$(715)	$5,816
Total liabilities	$88,902	$—	$88,902

Note 9—Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows for the periods presented (in thousands):

	(Restated, See Note 2)
	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Net income (loss)	$3,938	$(8,871)	$4,675	$(10,008)
Unrealized gain (loss) on marketable securities, net of tax	230	(496)	(90)	(556)
Foreign currency translation adjustment	(2,677)	(24)	(4,939)	(1,376)
Total comprehensive income (loss)	$1,491	$(9,391)	$(354)	$(11,940)

The components of accumulated other comprehensive income were as follows (in thousands):

	(Restated,
	See Note 2)
	June 30	December 31
	2005	2004

Accumulated net unrealized loss on marketable securities, net of tax	$(492)	$(402)
Accumulated foreign currency translation adjustments	7,737	12,676
Total accumulated other comprehensive income	$7,245	$12,274

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

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of the periods presented. This does not purport to be indicative of the results that would have been achieved had the acquisition been made as of those dates nor of the results which may occur in the future (in thousands, except per share data):

	(Restated, See Note 2)
	Three Months	Six Months
	Ended	Ended
	June 30, 2004	June 30, 2004
Net revenues	$36,322	$72,974
Net loss	$(9,024)	$(10,758)
Net loss per share - basic and diluted	$(0.27)	$(0.32)

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

Segment information for the periods presented is as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(Restated,		(Restated,
	See Note 2)		See Note 2)
Net revenues:
Advent Investment Management	$35,433	$31,626	$69,556	$62,400
MicroEdge	4,843	3,836	9,502	8,003
Other	651	562	1,258	1,343

Total net revenues	$40,927	$36,024	$80,316	$71,746

	(Restated, See Note 2)
	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Income (loss) from operations:
Advent Investment Management	$313	$(5,246)	$1,455	$(3,797)
MicroEdge	577	(419)	950	112
Other	86	(41)	86	81
Unallocated corporate operating costs and expenses:
Amortization of developed technology	(614)	(1,350)	(1,228)	(2,692)
Amortization of other intangibles	(1,020)	(2,060)	(2,067)	(4,084)

Total loss from operations	$(658)	$(9,116)	$(804)	$(10,380)

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

Restatement of Financial Statements and Revision of Stock-Based Employee Compensation Expense Disclosures

Restatement of Financial Statements

In connection with its preparation of the consolidated financial statements for the fiscal year ended December 31, 2005, we determined that the previously issued financial statements contained in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and 2005, June 30, 2004 and 2005, and September 30, 2004 and 2005 should be restated to correct errors in those financial statements. The decision to restate these financial statements was made after management’s discovery of the following errors. Specifically, we did not (i) include the benefit from the reversal of the deferred tax liability associated with the amortization of intangible assets of its European subsidiaries, or (ii) properly estimate the reduction in the valuation allowance associated with the deferred tax assets in the United States, in the calculation of its income tax provision. In addition, we did not adjust the amortization periods of certain leasehold improvements upon a change in the lease termination date at one of its facilities and, as a result, overstated depreciation expense for the fiscal quarters of 2004 and 2005. Further, we did not defer license, maintenance and professional services revenue, together with related expenses in sales and marketing, on certain term license arrangements in accordance with SOP 97-2 for each of the quarters of fiscal 2005.

The following is a summary of the effect of these corrections on our condensed consolidated balance sheets as of June 30, 2005 and December 31, 2004, condensed consolidated statement of operations for the three and six months ended June 30, 2005 and 2004, and condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 (in thousands, except per share data):

	Consolidated Balance Sheet
	As Previously		As
	Reported	Adjustments	Restated
June 30, 2005
Prepaid expenses and other	$10,357	$186	$10,543
Total current assets	$174,965	$186	$175,151
Property and equipment, net	$15,988	$185	$16,173
Total assets	$309,851	$371	$310,222
Deferred revenues	$58,713	$552	$59,265
Income taxes payable	$3,202	$(854)	$2,348
Total current liabilities	$81,975	$(302)	$81,673
Total liabilities	$89,160	$(302)	$88,858
Accumulated deficit	$(103,763)	$680	$(103,083)
Accumulated other comprehensive income	$7,252	$(7)	$7,245
Total stockholders equity	$220,691	$673	$221,364
Total liabilities and stockholders equity	$309,851	$371	$310,222

December 31, 2004
Property and equipment, net	$18,432	$65	$18,497
Total assets	$354,577	$65	$354,642
Accumulated deficit	$(86,921)	$65	$(86,856)
Total stockholders equity	$265,675	$65	$265,740
Total liabilities and stockholders equity	$354,577	$65	$354,642

	Consolidated Statement of Operations
	As Previously		As
	Reported	Adjustments	Restated
Three months ended June 30, 2005
License and development fee revenue	$9,635	$(1)	$9,634
Maintenance and other recurring revenue	$26,016	$(1)	$26,015
Professional services and other revenue	$5,581	$(303)	$5,278
Total net revenues	$41,232	$(305)	$40,927
Cost of professional services and other revenue	$4,510	$(118)	$4,392
Total cost of revenues	$13,070	$(118)	$12,952
Gross margin	$28,162	$(187)	$27,975
General and administrative expense	$7,868	$(60)	$7,808
Total operating expenses	$28,693	$(60)	$28,633
Income (loss) from operations	$(531)	$(127)	$(658)
Income (loss) before income taxes	$4,181	$(127)	$4,054
Provision for (benefit from) income taxes	$906	$(790)	$116
Net income (loss)	$3,275	$663	$3,938
Basic net income (loss) per share	$0.11	$0.02	$0.13
Diluted net income (loss) per share	$0.10	$0.03	$0.13

Six months ended June 30, 2005
License and development fee revenue	$19,228	$(54)	$19,174
Maintenance and other recurring revenue	$51,303	$(44)	$51,259
Professional services and other revenue	$10,337	$(454)	$9,883
Total net revenues	$80,868	$(552)	$80,316
Cost of professional services and other revenue	$8,657	$(177)	$8,480
Total cost of revenues	$25,162	$(177)	$24,985
Gross margin	$55,706	$(375)	$55,331
Sales and marketing expense	$20,546	$(9)	$20,537
General and administrative expense	$16,281	$(120)	$16,161
Total operating expenses	$56,264	$(129)	$56,135
Income (loss) from operations	$(558)	$(246)	$(804)
Income (loss) before income taxes	$5,051	$(246)	$4,805
Provision for (benefit from) income taxes	$991	$(861)	$130
Net income (loss)	$4,060	$615	$4,675
Basic net income (loss) per share	$0.13	$0.02	$0.15
Diluted net income (loss) per share	$0.13	$0.02	$0.15

Three months ended June 30, 2004
General and administrative expense	$6,207	$(10)	$6,197
Total operating expenses	$31,947	$(10)	$31,937
Income (loss) from operations	$(9,126)	$10	$(9,116)
Income (loss) before income taxes	$(9,268)	$10	$(9,258)
Provision for (benefit from) income taxes	$(21)	$(366)	$(387)
Net income (loss)	$(9,247)	$376	$(8,871)
Basic net income (loss) per share	$(0.28)	$0.01	$(0.27)
Diluted net income (loss) per share	$(0.28)	$0.01	$(0.27)

	Consolidated Statement of Operations
	As Previously		As
	Reported	Adjustments	Restated
Six months ended June 30, 2004
General and administrative expense	$12,188	$(20)	$12,168
Total operating expenses	$56,554	$(20)	$56,534
Income (loss) from operations	$(10,400)	$20	$(10,380)
Income (loss) before income taxes	$(10,416)	$20	$(10,396)
Provision for (benefit from) income taxes	$(21)	$(367)	$(388)
Net income (loss)	$(10,395)	$387	$(10,008)
Basic net income (loss) per share	$(0.31)	$0.02	$(0.29)
Diluted net income (loss) per share	$(0.31)	$0.02	$(0.29)

	Consolidated Statement of Cash Flows
	As Previously		As
	Reported	Adjustments	Restated
Six months ended June 30, 2005
Net income (loss)	$4,060	$615	$4,675
Depreciation and amortization	$8,090	$(120)	$7,970
Other (adjustment to reconcile net loss to net cash provided by operating activities)	$(825)	$(7)	$(832)
Prepaid and other assets	$1,258	$(186)	$1,072
Deferred revenues	$2,298	$552	$2,850
Income taxes payable	$(834)	$(854)	$(1,688)

Six months ended June 30, 2004
Net income (loss)	$(10,395)	$387	$(10,008)
Depreciation and amortization	$11,134	$(20)	$11,114
Income taxes payable	$(394)	$(367)	$(761)

Revision of Stock-Based Employee Compensation Expense Disclosures

In addition, we also determined that the Company’s pro forma disclosure relating to stock based employee compensation expense presented in the condensed consolidated financial statements for the quarters ended June 30, 2004 and 2005 were incorrect. Specifically, the revisions related to the attribution period of pro forma stock-based employee compensation from non-routine stock compensation arrangements, including those with non-standard vesting terms or performance conditions. As a result, we have revised the disclosure for stock-based employee compensation expense determined under the fair valued based method for the three months ended June 30, 2005 and 2004 by increasing (decreasing) the expense by $(13,000) and $104,000, respectively, and for the six months ended June 30, 2005 and 2004 by increasing (decreasing) the expense by $102,000 and $691,000, respectively.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

The following table sets forth, for the periods indicated, certain financial information as a percentage of total net revenues. The financial information and the ensuing discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto:

	(Restated, See Note 2)
	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Net revenues:
License and development fees	23%	24%	24%	23%
Maintenance and other recurring	64	65	64	65
Professional services and other	13	11	12	12

Total net revenues	100	100	100	100

Cost of revenues:
License and development fees	1	1	1	1
Maintenance and other recurring	18	20	18	20
Professional services and other	11	12	11	11
Amortization of developed technology	2	4	1	4

Total cost of revenues	32	37	31	36

Gross margin	68	63	69	64

Operating expenses:
Sales and marketing	26	26	26	25
Product development	19	23	20	23
General and administrative	19	17	20	17
Amortization of other intangibles	2	6	2	6
Restructuring charges	4	16	2	8

Total operating expenses	70	88	70	79

Loss from operations	(2)	(25)	(1)	(15)
Interest income and other, net	12	(1)	7	(0)

Income (loss) before income taxes	10	(26)	6	(15)
Provision for (benefit from) income taxes	0	(1)	0	(1)

Net income (loss)	10%	(25)%	6%	(14)%

NET REVENUES

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change
	(Restated,			(Restated,
	See Note 2)			See Note 2)

Total net revenues (in thousands)	$40,927	$36,024	$4,903	$80,316	$71,746	$8,570

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

License and Development Fees

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change
	(Restated,			(Restated,
	See Note 2)			See Note 2)

License and development fees (in thousands)	$9,634	$8,719	$915	$19,174	$16,727	$2,447
Percent of total net revenues	24%	24%		24%	23%

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

Maintenance and Other Recurring Revenues

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change
	(Restated,			(Restated,
	See Note 2)			See Note 2)
Maintenance and other recurring revenues (in thousands)	$26,015	$23,314	$2,701	$51,259	$46,200	$5,059
Percent of total net revenues	64%	65%		64%	65%

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

Professional Services and Other Revenues

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change
	(Restated,			(Restated,
	See Note 2)			See Note 2)
Professional services and other revenues (in thousands)	$5,278	$3,991	$1,287	$9,883	$8,819	$1,064
Percent of total net revenues	13%	11%		12%	12%

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

For the three months ended June 30, 2005, professional services and other revenues grew 32% with the majority of the growth from consulting revenue. The growth for the six months ended June 30, 2005 is due to a general increase in the consulting business combined with some large consulting amounts recognized from deferred revenue which were pending customer acceptance as of December 31, 2004. We expect revenues from professional services to remain relatively flat in the third quarter of 2005.

Revenues by Segment

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change
	(Restated,			(Restated,
	See Note 2)			See Note 2)
	(in thousands)
Advent Investment Management	$35,433	$31,626	$3,807	$69,556	$62,400	$7,156
MicroEdge	4,843	3,836	1,007	9,502	8,003	1,499
Other	651	562	89	1,258	1,343	(85)

Total	$40,927	$36,024	$4,903	$80,316	$71,746	$8,570

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

The 12% and 11% increase in AIM’s revenue in the three and six months ended June 30, 2005, respectively reflected the improved economic conditions and growth in the financial markets, as well as the continued focus on selling our Advent Office and Geneva products. Our assets under administration revenues increased significantly from the same periods in 2004, as a result of the growth in assets under administration for our fund administration clients, where certain Geneva contracts provide for quarterly fees based on assets, resulting in significant recurring quarterly revenue. AIM’s revenue increase during the first half of 2005 also reflected an increase in new maintenance support contracts as a result of new license deals and price increases for maintenance contracts from our customer installed base, partially offset by attrition from within our existing customer base. We also had growth in international sales, partly attributable to our acquisitions in the UK and Switzerland in May 2004.

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

COST OF REVENUES

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change
	(Restated,			(Restated,
	See Note 2)			See Note 2)

Total cost of revenues (in thousands)	$12,952	$13,203	$(251)	$24,985	$25,592	$(607)
Percent of total net revenues	32%	37%		31%	36%

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

Cost of Professional Services and Other

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change
	(Restated,			(Restated,
	See Note 2)			See Note 2)

Cost of professional services and other (in thousands)	$4,392	$4,107	$285	$8,480	$7,680	$800
Percent of total professional services revenues	83%	103%		86%	87%

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

OPERATING EXPENSES

Sales and Marketing

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change
				(Restated,
				See Note 2)

Sales and marketing (in thousands)	$10,474	$9,276	$1,198	$20,537	$18,069	$2,468
Percent of total net revenues	26%	26%		26%	25%

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

Product Development

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change

Product development (in thousands)	$7,811	$8,501	$(690)	$15,767	$16,353	$(586)
Percent of total net revenues	19%	23%		20%	23%

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

General and Administrative

	(Restated, See Note 2)			(Restated, See Note 2)
	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change

General and administrative (in thousands)	$7,808	$6,197	$1,611	$16,161	$12,168	$3,993
Percent of total net revenues	19%	17%		20%	17%

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

Amortization of Other Intangibles

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change

Amortization of other intangibles (in thousands)	$1,020	$2,060	$(1,040)	$2,067	$4,084	$(2,017)
Percent of total net revenues	2%	6%		2%	6%

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

Operating Income (Loss) by Segment

	(Restated, See Note 2)			(Restated, See Note 2)
	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change
	(in thousands)
Advent Investment Management	$313	$(5,246)	$5,559	$1,455	$(3,797)	$5,252
MicroEdge	577	(419)	996	950	112	838
Other	86	(41)	127	86	81	5
Unallocated corporate operating costs and expenses
Amortization of developed technology	(614)	(1,350)	736	(1,228)	(2,692)	1,464
Amortization of other intangibles	(1,020)	(2,060)	1,040	(2,067)	(4,084)	2,017

Total operating loss	$(658)	$(9,116)	$8,458	$(804)	$(10,380)	$9,576

Operating income for the AIM segment was $313,000 and $1.5 million for the three and six months ended June 30, 2005, respectively. Operating loss for the AIM segment was $5.3 million and $3.8 million for the three and six months ended June 30, 2004, respectively. The fluctuations from the comparable periods in 2004 were the result of AIM’s revenue growth of $3.8 million and $7.2 million during the three and six months ended June 30, 2005, respectively. In addition, AIM’s restructuring charges decreased by $4.4 million and $4.3 million during the three and six months ended June 30, 2005, respectively, relative to the comparable periods in 2004. These were offset by increases in certain operating expenses including personnel and related costs, severance, retention bonuses, legal fees, compliance costs for Sarbanes Oxley, and accelerated depreciation on assets we intend to abandon in our New York office space that we have sub-leased. The increase in personnel and related costs was due to additional headcount associated with the acquisition of our remaining independent distributor businesses in the United Kingdom and Switzerland in May 2004.

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

Provision For (Benefit From) Income Taxes

	(Restated, See Note 2)			(Restated, See Note 2)
	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change
Provision for (benefit from) income taxes
(in thousands)	$116	$(387)	$503	$130	$(388)	$518
Percent of total net revenues	0%	-1%		0%	-1%

For the three and six months ended June 30, 2005, we recorded a provision for income taxes of $116,000 and $130,000, respectively, compared to a benefit of $387,000 and $388,000 in the three and six months ended June 30, 2004, respectively. We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities to be recognized as deferred tax assets and liabilities. During the fourth quarter of 2003, we established a full valuation allowance against our deferred tax assets in the United States because we determined it is more likely than not that these deferred tax assets will not be realized in the foreseeable future. The increases in the provision for income taxes for the three and six months ended June 30, 2005 reflect foreign, state and federal alternative minimum tax charges.

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

RISK FACTORS

Investors should carefully consider the risks described below before making an investment decision. These risks are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q/A filed with the SEC, including our condensed consolidated financial statements and related notes thereto.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information relating to Advent Software, Inc. required to be disclosed in our periodic filings under Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure.

Subsequent to the period covered by this report, in connection with our preparation of our consolidated financial statements for the fiscal year ended December 31, 2005, management of the Company determined that the previously issued financial statements contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and 2005, June 30, 2004 and 2005, and September 30, 2004 and 2005, should be restated to correct errors in those financial statements. This restatement is further discussed in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A.

Our CEO and CFO had previously concluded that our disclosure controls and procedures were ineffective as of June 30, 2005. Subsequently, in connection with the restatement as described above, our management, including the CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were ineffective as of June 30, 2005 because, in part, of the additional material weaknesses in the Company’s internal control over financial reporting described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses in the Company’s internal control over financial reporting have been identified subsequent to the original filing of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005:

1.               The Company did not maintain effective controls over the accounting for income taxes, including the completeness and accuracy of its deferred income tax liabilities and related income tax provision. Specifically, the Company did not maintain effective controls to (i) include the benefit from the reversal of the deferred tax liability associated with the amortization of intangible assets of its European subsidiaries, or (ii) properly estimate the reduction in the valuation allowance associated with the deferred tax assets in the United States, in the calculation of its income tax provision. This control deficiency resulted in the restatement of the Company’s financial statements for each of the first three quarters of the 2004 and 2005 financial statements, and adjustments to the fourth quarter of 2004 and 2005 financial statements. Additionally, this control deficiency could result in a misstatement to the deferred income tax liabilities and income tax provision accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2.               The Company did not maintain effective controls over the completeness and accuracy of its pro forma stock-based employee compensation expense. Specifically, the Company did not maintain effective controls to ensure that pro forma stock-based employee compensation expense from certain stock compensation arrangements, including those with non-standard vesting terms or performance vesting conditions, were expensed over the proper attribution period in conformity with generally accepted accounting principles. This control deficiency resulted in the revision of the Company’s financial statements footnote disclosure for pro forma stock-based employee compensation expense for 2003 and 2004 and each of the first three quarters of 2004 and 2005. Additionally, this control deficiency could result in a misstatement of stock-based employee compensation expense that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Management has identified several steps necessary to address the material weaknesses in our internal control over financial reporting described above. Our remediation plan includes:

•                  To continue to improve the skills, knowledge and experience available to the Company for the preparation and review of our tax provision calculations, through potentially hiring additional tax accounting personnel and by utilizing outside tax consultants. The Company will continue to use experienced qualified consultants to assist management in interpreting and applying income tax accounting literature and preparing the Company’s annual income tax provision, and will continue to use such consultants in the future to obtain access to as much income tax accounting expertise as it needs;

•                  To continue to improve the skills, knowledge and experience available to the Company for the preparation of our stock-based employee compensation expense to be recognized in the Company’s financial statements upon adoption of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) in the first quarter of fiscal 2006 by allocating additional resources or expertise to this process. The Company will allocate additional resources or perform training for personnel in areas associated with the stock option granting process to increase competency levels of the personnel involved to ensure that the calculation of stock-based employee compensation expense from certain stock compensation arrangements, including those with non-standard vesting terms or performance vesting conditions, are properly expensed over the proper attribution period; and

•                  To increase the level of review of i) option grant agreements, including stock compensation arrangements with non-standard vesting terms or performance vesting conditions, and ii) preparation of our stock-based employee compensation expense to be recognized in the Company’s financial statements upon adoption of SFAS 123R in the first quarter of fiscal 2006; through potentially hiring additional personnel or utilizing external consultants. Specifically, the Company will potentially use additional resources to ensure that the calculation of stock-based employee compensation expense is adequately prepared and reviewed.

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

In addition, management continues to work on its remediation plan to address the material weaknesses relating to the accounting for income taxes and pro forma stock-based employee compensation expense disclosures. During the second quarter of 2005, we established a detailed review process for our quarterly income tax provision calculation by the principal financial and accounting officer and other senior accounting personnel. We utilized outside tax consultants in preparing and reviewing, through the new review process, the second quarter income tax provision. Additional tax personnel have been hired and commenced work at the Company in July 2005.

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

At the Annual Meeting, four items were voted upon:

1.              To elect six directors to serve for the ensuing year and until their successors are duly elected and qualified.

	Number of Shares
	Voted For	Withheld

John H. Scully	27,883,614	1,305,970
Stephanie G. DiMarco	28,609,052	580,532
Terry H. Carlitz	27,651,245	1,538,339
James P. Roemer	27,884,369	1,350,215
Wendell G. Van Auken	28,608,012	581,572
William F. Zuendt	28,376,688	812,896

2.              To approve the 2005 Employee Stock Purchase Plan and reserve 2,000,000 shares of Company common stock for issuance thereunder.

	Number of Shares
				Broker
	For	Against	Abstained	Non-Votes

2005 Employee Stock Purchase Plan	15,624,841	10,776,512	8,972	2,779,259

3.              To approve the Amended and Restated 2002 Stock Plan and reserve 1,500,000 shares of Company common stock for issuance thereunder.

	Number of Shares
	Broker
	For	Against	Abstained	Non-Votes

Amended and Restated 2002 Stock Plan	21,562,647	4,738,397	109,281	2,779,259

4.              To ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the year ending December 31, 2005.

	Number of Shares
				Broker
	For	Against	Abstained	Non-Votes
Ratification of appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm	28,728,178	447,885	13,521	-

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

ADVENT SOFTWARE, INC.

Dated: May 1, 2006	By:	/s/ Graham V. Smith
Graham V. Smith
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)