Form 10-Q/A
period 2005-09-30
ADVENT SOFTWARE INC /DE/
filed 2006-05-01
CIK 1002225

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
Signatures

EXPLANATORY NOTE

                This Amendment No. 1 to Advent Software, Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is being filed in order to correct its previously issued condensed consolidated balance sheets as of December 31, 2004 and September 30, 2005, condensed consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004, and condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004. As a result, we have also updated the related footnotes to these condensed consolidated financial statements as well as Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 4. Controls and Procedures, as appropriate.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	(Restated, See Note 2)
	September 30	December 31
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$55,536	$21,177
Marketable securities	90,979	144,352
Accounts receivable, net	28,099	32,778
Prepaid expenses and other	12,197	10,415
Total current assets	186,811	208,722
Property and equipment, net	15,900	18,497
Goodwill	94,944	99,393
Other intangibles, net	10,298	14,668
Other assets, net	12,373	13,362

Total assets	$320,326	$354,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,790	$2,825
Accrued liabilities	18,426	17,570
Deferred revenues	57,540	56,405
Income taxes payable	2,311	4,036
Total current liabilities	81,067	80,836
Deferred income taxes	2,005	2,250
Other long-term liabilities	5,392	5,816

Total liabilities	88,464	88,902

Commitments and contingencies (See Note 13)

Stockholders’ equity:
Common stock	307	327
Additional paid-in capital	324,043	339,995
Accumulated deficit	(99,442)	(86,856)
Accumulated other comprehensive income	6,954	12,274
Total stockholders’ equity	231,862	265,740

Total liabilities and stockholders’ equity	$320,326	$354,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	(Restated, See Note 2)
	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Net revenues:
License and development fees	$9,169	$8,798	$28,343	$25,525
Maintenance and other recurring	27,771	24,167	79,030	70,367
Professional services and other	5,836	4,323	15,719	13,142

Total net revenues	42,776	37,288	123,092	109,034

Cost of revenues:
License and development fees	328	598	968	1,618
Maintenance and other recurring	7,314	6,754	21,951	20,954
Professional services and other	4,249	3,706	12,729	11,386
Amortization and impairment of developed technology	641	2,379	1,869	5,071

Total cost of revenues	12,532	13,437	37,517	39,029

Gross margin	30,244	23,851	85,575	70,005

Operating expenses:
Sales and marketing	9,453	9,705	29,990	27,774
Product development	6,800	7,967	22,567	24,320
General and administrative	7,947	6,319	24,108	18,487
Amortization and impairment of other intangibles	997	4,414	3,064	8,498
Restructuring charges (benefit)	116	(1)	1,719	5,859

Total operating expenses	25,313	28,404	81,448	84,938

Income (loss) from operations	4,931	(4,553)	4,127	(14,933)
Interest income and other, net	977	641	6,586	625

Income (loss) before income taxes	5,908	(3,912)	10,713	(14,308)
Provision for income taxes	62	726	192	338

Net income (loss)	$5,846	$(4,638)	$10,521	$(14,646)

Net income (loss) per share:
Basic	$0.19	$(0.14)	$0.34	$(0.44)
Diluted	$0.18	$(0.14)	$0.33	$(0.44)

Weighted average shares used to compute net income (loss) per share:
Basic	30,602	32,894	31,047	33,046
Diluted	32,301	32,894	32,091	33,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	(Restated, See Note 2)
	Nine Months Ended September 30
	2005	2004

Cash flows from operating activities:
Net income (loss)	$10,521	$(14,646)
Adjustments to reconcile net income (loss to net cash provided by operating activities:)
Non-cash stock based compensation	—	21
Depreciation and amortization	11,824	16,651
Non-cash restructuring charges	—	863
Impairment of intangible assets	—	3,370
Loss on dispositions of fixed assets	143	388
Reduction of doubtful accounts	(191)	(89)
(Gain loss on investments)	(3,384)	298
Deferred income taxes	(246)	(26)
Other	(935)	(335)
Changes in operating assets and liabilities:
Accounts receivable	4,870	5,680
Prepaid and other assets	(114)	6,005
Accounts payable	(35)	(52)
Accrued liabilities	2,562	1,219
Deferred revenues	1,161	(847)
Income taxes payable	(1,725)	(311)

Net cash provided by operating activities	24,451	18,189

Cash flows from investing activities:
Net cash used in acquisitions	(1,028)	(8,513)
Purchases of property and equipment	(4,460)	(2,723)
Capitalized software development costs	(1,280)	—
Purchases of marketable securities	(105,187)	(136,744)
Sales and maturities of marketable securities	157,248	132,286
Proceeds from sale of other investments	3,791	—
Other	3	—

Net cash provided by (used in) investing activities	49,087	(15,694)

Cash flows from financing activities:
Proceeds from issuance of common stock	13,505	4,372
Repurchase of common stock	(52,585)	(11,899)

Net cash used in financing activities	(39,080)	(7,527)

Effect of exchange rate changes on cash and cash equivalents	(99)	(29)

Net change in cash and cash equivalents	34,359	(5,061)
Cash and cash equivalents at beginning of period	21,177	34,761

Cash and cash equivalents at end of period	$55,536	$29,700

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

The following is a summary of the effect of these corrections on the Company’s condensed consolidated balance sheets as of September 30, 2005 and December 31, 2004, condensed consolidated statement of operations for the three and nine months ended September 30, 2005 and 2004, and condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 (in thousands, except per share data):

	Consolidated Balance Sheet
	As Previously		As
September 30, 2005	Reported	Adjustments	Restated
Prepaid expenses and other	$11,926	$271	$12,197
Total current assets	$186,540	$271	$186,811
Property and equipment, net	$15,655	$245	$15,900
Total assets	$319,810	$516	$320,326
Deferred revenues	$56,729	$811	$57,540
Income taxes payable	$2,897	$(586)	$2,311
Total current liabilities	$80,842	$225	$81,067
Total liabilities	$88,239	$225	$88,464
Accumulated deficit	$(99,739)	$297	$(99,442)
Accumulated other comprehensive income	$6,960	$(6)	$6,954
Total stockholders equity	$231,571	$291	$231,862
Total liabilities and stockholders equity	$319,810	$516	$320,326

December 31, 2004
Property and equipment, net	$18,432	$65	$18,497
Total assets	$354,577	$65	$354,642
Accumulated deficit	$(86,921)	$65	$(86,856)
Total stockholders equity	$265,675	$65	$265,740
Total liabilities and stockholders equity	$354,577	$65	$354,642

	Consolidated Statement of Operations
	As Previously		As
Three months ended September 30, 2005	Reported	Adjustments	Restated
License and development fee revenue	$9,200	$(31)	$9,169
Maintenance and other recurring revenue	$27,796	$(25)	$27,771
Professional services and other revenue	$6,039	$(203)	$5,836
Total net revenues	$43,035	$(259)	$42,776
Cost of professional services and other revenue	$4,328	$(79)	$4,249
Total cost of revenues	$12,611	$(79)	$12,532
Gross margin	$30,424	$(180)	$30,244
Sales and marketing expense	$9,459	$(6)	$9,453
General and administrative expense	$8,007	$(60)	$7,947
Total operating expenses	$25,379	$(66)	$25,313
Income (loss) from operations	$5,045	$(114)	$4,931
Income (loss) before income taxes	$6,022	$(114)	$5,908
Provision for (benefit from) income taxes	$(207)	$269	$62
Net income (loss)	$6,229	$(383)	$5,846
Basic net income (loss) per share	$0.20	$(0.01)	$0.19
Diluted net income (loss) per share	$0.19	$(0.01)	$0.18

	Consolidated Statement of Operations
	As Previously		As
Nine months ended September 30, 2005	Reported	Adjustments	Restated
License and development fee revenue	$28,428	$(85)	$28,343
Maintenance and other recurring revenue	$79,099	$(69)	$79,030
Professional services and other revenue	$16,376	$(657)	$15,719
Total net revenues	$123,903	$(811)	$123,092
Cost of professional services and other revenue	$12,985	$(256)	$12,729
Total cost of revenues	$37,773	$(256)	$37,517
Gross margin	$86,130	$(555)	$85,575
Sales and marketing expense	$30,005	$(15)	$29,990
General and administrative expense	$24,288	$(180)	$24,108
Total operating expenses	$81,643	$(195)	$81,448
Income (loss) from operations	$4,487	$(360)	$4,127
Income (loss) before income taxes	$11,073	$(360)	$10,713
Provision for (benefit from) income taxes	$784	$(592)	$192
Net income (loss)	$10,289	$232	$10,521
Basic net income (loss) per share	$0.33	$0.01	$0.34
Diluted net income (loss) per share	$0.32	$0.01	$0.33

Three months ended September 30, 2004
General and administrative expense	$6,329	$(10)	$6,319
Total operating expenses	$28,414	$(10)	$28,404
Income (loss) from operations	$(4,563)	$10	$(4,553)
Income (loss) before income taxes	$(3,922)	$10	$(3,912)
Provision for (benefit from) income taxes	$1,211	$(485)	$726
Net income (loss)	$(5,133)	$495	$(4,638)
Basic net income (loss) per share	$(0.16)	$0.02	$(0.14)
Diluted net income (loss) per share	$(0.16)	$0.02	$(0.14)

Nine months ended September 30, 2004
General and administrative expense	$18,517	$(30)	$18,487
Total operating expenses	$84,968	$(30)	$84,938
Income (loss) from operations	$(14,963)	$30	$(14,933)
Income (loss) before income taxes	$(14,338)	$30	$(14,308)
Provision for (benefit from) income taxes	$1,190	$(852)	$338
Net income (loss)	$(15,528)	$882	$(14,646)
Basic net income (loss) per share	$(0.47)	$0.03	$(0.44)
Diluted net income (loss) per share	$(0.47)	$0.03	$(0.44)

	Consolidated Statement of Cash Flows
	As Previously		As
Nine months ended September 30, 2005	Reported	Adjustments	Restated
Net income (loss)	$10,289	$232	$10,521
Depreciation and amortization	$12,004	$(180)	$11,824
Other (adjustment to reconcile net loss to net cash provided by operating activities)	$(929)	$(6)	$(935)
Prepaid and other assets	$157	$(271)	$(114)
Deferred revenues	$350	$811	$1,161
Income taxes payable	$(1,139)	$(586)	$(1,725)

Nine months ended September 30, 2004
Net income (loss)	$(15,528)	$882	$(14,646)
Depreciation and amortization	$16,681	$(30)	$16,651
Income taxes payable	$541	$(852)	$(311)

Revision of Stock-Based Employee Compensation Expense Disclosures

In addition, management of the Company also determined that the Company’s pro forma disclosure relating to stock based employee compensation expense presented in Note 4, “Stock-Based Compensation”, to the condensed consolidated financial statements for the quarters ended September 30, 2004 and 2005 were incorrect. Specifically, the revisions related to the attribution period of pro forma stock-based employee compensation from non-routine stock compensation arrangements, including those with non-standard vesting terms or performance conditions. As a result, the Company has revised the disclosure for stock-based employee compensation expense determined under the fair valued based method for the three months ended September 30, 2005 and 2004 by increasing the expense by $86,000 and $78,000, respectively, and for the nine months ended September 30, 2005 and 2004 by increasing the expense by $195,000 and $727,000, respectively.

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

If compensation had been determined based on the fair value at the grant date for awards during the three and nine months ended September 30, 2005 and 2004, consistent with the provisions of SFAS 123, Advent’s net loss and net loss per share would have been as follows (in thousands, except per share data):

	(Revised, See Note 2)
	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Net income (loss) - as restated	$5,846	$(4,638)	$10,521	$(14,646)
Stock-based employee compensation expense included in reported net loss, net of tax (1)	—	3	—	21
Total stock based employee compensation expense determined under fair value based method for all options, net of tax (1)	(3,825)	(4,169)	(12,236)	(13,309)

Net loss - pro forma	$2,021	$(8,804)	$(1,715)	$(27,934)

Net income (loss) per share - as reported:
Basic	$0.19	$(0.14)	$0.34	$(0.44)
Diluted	$0.18	$(0.14)	$0.33	$(0.44)

Net income (loss) per share - pro forma:
Basic	$0.07	$(0.27)	$(0.06)	$(0.85)
Diluted	$0.06	$(0.27)	$(0.06)	$(0.85)

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2005 and 2004 (in thousands, except per-share data):

	(Restated, See Note 2)
	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Numerator:
Net income (loss)	$5,846	$(4,638)	$10,521	$(14,646)

Denominator:
Denominator for basic net income (loss) per share-weighted average shares outstanding	30,602	32,894	31,047	33,046

Dilutive common equivalent shares:
Employee stock options and other	1,699	—	1,044	—

Denominator for diluted net income (loss) per share-weighted average shares outstanding, assuming exercise of potential dilutive common shares	32,301	32,894	32,091	33,046

Basic net income (loss) per share	$0.19	$(0.14)	$0.34	$(0.44)
Diluted net income (loss) per share	$0.18	$(0.14)	$0.33	$(0.44)

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

	Condensed Consolidated Balance Sheet
	As Previously		As
December 31, 2004	Reported	Reclassifications	Reclassified
Accrued liabilities	$16,855	$715	$17,570
Total current liabilities	$80,121	$715	$80,836
Other long-term liabilities	$6,531	$(715)	$5,816
Total liabilities	$88,902	$—	$88,902

Note 9—Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows for the periods presented (in thousands):

	(Restated, See Note 2)
	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Net income (loss)	$5,846	$(4,638)	$10,521	$(14,646)
Unrealized gain (loss) on marketable securities, net of tax	(136)	407	(226)	(149)
Foreign currency translation adjustment	(155)	778	(5,094)	(598)
Total comprehensive income (loss)	$5,555	$(3,453)	$5,201	$(15,393)

The components of accumulated other comprehensive income were as follows (in thousands):

	(Restated,
	See Note 2)
	September 30	December 31
	2005	2004

Accumulated net unrealized loss on marketable securities, net of tax	$(628)	$(402)
Accumulated foreign currency translation adjustments	7,582	12,676
Total accumulated other comprehensive income	$6,954	$12,274

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

(Restated,
See Note 2)
Nine Months
Ended
September 30, 2004
Net revenues	$110,165
Net loss	$(15,578)
Net loss per share - basic and diluted	$(0.47)

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

On May 26, 2005, certain of the former members of Advent Outsource Data Management LLC (“plaintiffs”) filed suit against Advent in San Francisco Superior Court. The complaint asserts claims for breach of contract, breach of the covenant of good faith and fair dealing, fraud, conversion, declaratory relief and accounting relating to alleged breaches of the Agreement and Plan of Merger dated October 31, 2002 (“Agreement”). Pursuant to the Agreement, in addition to cash compensation, Advent agreed to pay plaintiffs an “earn-out” payment based on “2003 Net Revenues” and “2004 Net Revenues” from sales of “Relevant Products” as defined by the Agreement with a maximum earn-out payment of $5 million. Advent has made earn-out payments to plaintiffs totaling approximately $3.9 million. However, plaintiffs claim that the earn-out payment should have been the maximum amount of $5 million. Based on these allegations, plaintiffs seek compensatory damages of approximately $1.1 million and other special damages including attorneys’ fees. Advent disputes the plaintiffs’ claims and believes that it has meritorious defenses and intends to vigorously defend this action. In addition, on September 12, 2005 and September 19, 2005, a total of four former employees of Advent Outsource Data Management, LLC filed suits against Advent in San Francisco Superior Court.  Each of the complaints alleges substantially the same causes of action, including breach of contract, breach of the covenant of good faith and fair dealing, conversion, and violations of various labor codes relating to alleged breaches of the respective employment agreements in place with Advent.  Pursuant to the employees’ employment agreements, each of which was for a term ending December 31, 2004, Advent agreed to pay incentive compensation based on amounts received for customer contracts for certain products, with a maximum incentive compensation of $100,000 per employee for calendar year 2003 and 2004. Advent has made the incentive compensation payments to these employees totaling $121,000; however, the employees claim that the incentive commission is not limited by the term of the employment agreement and should have been the maximum amount of $100,000 per calendar year during the existence of the relevant customer contracts. Based on these allegations, the employees are seeking compensatory damages and other special damages, including attorneys fees and costs of suit. Advent disputes the employee’s claims and believes that it has meritorious defenses and intends to vigorously defend these actions. Management believes that any potential loss associated with these lawsuits is neither probable nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

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

Segment information for the periods presented is as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	(Restated,		(Restated,
	See Note 2)		See Note 2)
Net revenues:
Advent Investment Management	$36,957	$32,207	$106,513	$94,607
MicroEdge	4,986	4,425	14,488	12,428
Other	833	656	2,091	1,999

Total net revenues	$42,776	$37,288	$123,092	$109,034

	(Restated, See Note 2)
	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Income (loss) from operations:
Advent Investment Management	$5,409	$1,936	$6,864	$(1,861)
MicroEdge	997	222	1,947	334
Other	163	82	249	163
Unallocated corporate operating costs and expenses:
Amortization of developed technology	(641)	(2,379)	(1,869)	(5,071)
Amortization of other intangibles	(997)	(4,414)	(3,064)	(8,498)

Total income (loss from operations)	$4,931	$(4,553)	$4,127	$(14,933)

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

Net revenues for the third quarter of 2005 grew 5% from the previous quarter and over 15% year over year. We continued our transition to term licensing in the third quarter. Term licensing has the effect, depending on the signing dates of a particular quarter’s contracts, of deferring all or almost all of that quarter’s license revenue into future periods, whereas with a predominantly perpetual licensing model most of a quarter’s license revenue is typically recognized in that quarter. Over the past five quarters, we have been able to manage this transition with steady top-line growth measured year over year for two reasons:

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

During 2005, we continue to manage our expenses. Total third quarter of 2005 expenses of $37.8 million were down from $41.6 million in the second quarter of 2005 and $41.8 million in the third quarter of 2004. In the second quarter of 2005, we recorded a restructuring charge of $1.5 million as a result of sub-leasing one floor of our New York City office space. Our total headcount as of September 30, 2005 was 737, flat with 734 as of June 30, 2005, down from 750 as of March 31, 2005, and down from its high of 980 as of December 31, 2003.

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

The following is a summary of the effect of these corrections on our condensed consolidated balance sheets as of September 30, 2005 and December 31, 2004, condensed consolidated statement of operations for the three and nine months ended September 30, 2005 and 2004, and condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 (in thousands, except per share data):

	Consolidated Balance Sheet
	As Previously		As
September 30, 2005	Reported	Adjustments	Restated
Prepaid expenses and other	$11,926	$271	$12,197
Total current assets	$186,540	$271	$186,811
Property and equipment, net	$15,655	$245	$15,900
Total assets	$319,810	$516	$320,326
Deferred revenues	$56,729	$811	$57,540
Income taxes payable	$2,897	$(586)	$2,311
Total current liabilities	$80,842	$225	$81,067
Total liabilities	$88,239	$225	$88,464
Accumulated deficit	$(99,739)	$297	$(99,442)
Accumulated other comprehensive income	$6,960	$(6)	$6,954
Total stockholders equity	$231,571	$291	$231,862
Total liabilities and stockholders equity	$319,810	$516	$320,326

December 31, 2004
Property and equipment, net	$18,432	$65	$18,497
Total assets	$354,577	$65	$354,642
Accumulated deficit	$(86,921)	$65	$(86,856)
Total stockholders equity	$265,675	$65	$265,740
Total liabilities and stockholders equity	$354,577	$65	$354,642

	Consolidated Statement of Operations
	As Previously		As
Three months ended September 30, 2005	Reported	Adjustments	Restated
License and development fee revenue	$9,200	$(31)	$9,169
Maintenance and other recurring revenue	$27,796	$(25)	$27,771
Professional services and other revenue	$6,039	$(203)	$5,836
Total net revenues	$43,035	$(259)	$42,776
Cost of professional services and other revenue	$4,328	$(79)	$4,249
Total cost of revenues	$12,611	$(79)	$12,532
Gross margin	$30,424	$(180)	$30,244
Sales and marketing expense	$9,459	$(6)	$9,453
General and administrative expense	$8,007	$(60)	$7,947
Total operating expenses	$25,379	$(66)	$25,313
Income (loss) from operations	$5,045	$(114)	$4,931
Income (loss) before income taxes	$6,022	$(114)	$5,908
Provision for (benefit from) income taxes	$(207)	$269	$62
Net income (loss)	$6,229	$(383)	$5,846
Basic net income (loss) per share	$0.20	$(0.01)	$0.19
Diluted net income (loss) per share	$0.19	$(0.01)	$0.18

Nine months ended September 30, 2005
License and development fee revenue	$28,428	$(85)	$28,343
Maintenance and other recurring revenue	$79,099	$(69)	$79,030
Professional services and other revenue	$16,376	$(657)	$15,719
Total net revenues	$123,903	$(811)	$123,092
Cost of professional services and other revenue	$12,985	$(256)	$12,729
Total cost of revenues	$37,773	$(256)	$37,517
Gross margin	$86,130	$(555)	$85,575
Sales and marketing expense	$30,005	$(15)	$29,990
General and administrative expense	$24,288	$(180)	$24,108
Total operating expenses	$81,643	$(195)	$81,448
Income (loss) from operations	$4,487	$(360)	$4,127
Income (loss) before income taxes	$11,073	$(360)	$10,713
Provision for (benefit from) income taxes	$784	$(592)	$192
Net income (loss)	$10,289	$232	$10,521
Basic net income (loss) per share	$0.33	$0.01	$0.34
Diluted net income (loss) per share	$0.32	$0.01	$0.33

Three months ended September 30, 2004
General and administrative expense	$6,329	$(10)	$6,319
Total operating expenses	$28,414	$(10)	$28,404
Income (loss) from operations	$(4,563)	$10	$(4,553)
Income (loss) before income taxes	$(3,922)	$10	$(3,912)
Provision for (benefit from) income taxes	$1,211	$(485)	$726
Net income (loss)	$(5,133)	$495	$(4,638)
Basic net income (loss) per share	$(0.16)	$0.02	$(0.14)
Diluted net income (loss) per share	$(0.16)	$0.02	$(0.14)

	Consolidated Statement of Operations
	As Previously		As
Nine months ended September 30, 2004	Reported	Adjustments	Restated
General and administrative expense	$18,517	$(30)	$18,487
Total operating expenses	$84,968	$(30)	$84,938
Income (loss) from operations	$(14,963)	$30	$(14,933)
Income (loss) before income taxes	$(14,338)	$30	$(14,308)
Provision for (benefit from) income taxes	$1,190	$(852)	$338
Net income (loss)	$(15,528)	$882	$(14,646)
Basic net income (loss) per share	$(0.47)	$0.03	$(0.44)
Diluted net income (loss) per share	$(0.47)	$0.03	$(0.44)

	Consolidated Statement of Cash Flows
	As Previously		As
Nine months ended September 30, 2005	Reported	Adjustments	Restated
Net income (loss)	$10,289	$232	$10,521
Depreciation and amortization	$12,004	$(180)	$11,824
Other (adjustment to reconcile net loss to net cash provided by operating activities)	$(929)	$(6)	$(935)
Prepaid and other assets	$157	$(271)	$(114)
Deferred revenues	$350	$811	$1,161
Income taxes payable	$(1,139)	$(586)	$(1,725)

Nine months ended September 30, 2004
Net income (loss)	$(15,528)	$882	$(14,646)
Depreciation and amortization	$16,681	$(30)	$16,651
Income taxes payable	$541	$(852)	$(311)

Revision of Stock-Based Employee Compensation Expense Disclosures

In addition, we also determined that the Company’s pro forma disclosure relating to stock based employee compensation expense presented in the condensed consolidated financial statements for the quarters ended September 30, 2004 and 2005 were incorrect. Specifically, the revisions related to the attribution period of pro forma stock-based employee compensation from non-routine stock compensation arrangements, including those with non-standard vesting terms or performance conditions. As a result, we have revised the disclosure for stock-based employee compensation expense determined under the fair valued based method for the three months ended September 30, 2005 and 2004 by increasing the expense by $86,000 and $78,000, respectively, and for the nine months ended September 30, 2005 and 2004 by increasing the expense by $195,000 and $727,000, respectively.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

The following table sets forth, for the periods indicated, certain financial information as a percentage of total net revenues. The financial information and the ensuing discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto:

	(Restated, See Note 2)
	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Net revenues:
License and development fees	21%	24%	23%	23
Maintenance and other recurring	65	64	64	65
Professional services and other	14	12	13	12

Total net revenues	100	100	100	100

Cost of revenues:
License and development fees	1	2	1	2
Maintenance and other recurring	17	18	18	19
Professional services and other	10	10	10	10
Amortization and impairment of developed technology	1	6	1	5

Total cost of revenues	29	36	30	36

Gross margin	71	64	70	64

Operating expenses:
Sales and marketing	22	26	25	26
Product development	16	21	18	22
General and administrative	19	17	20	17
Amortization and impairment of other intangibles	2	12	3	8
Restructuring charges (benefit)	0	(0)	1	5

Total operating expenses	59	76	67	78

Income (loss) from operations	12	(12)	3	(14)
Interest income and other, net	2	2	6	1

Income (loss) before income taxes	14	(10)	9	(13)
Provision for income taxes	0	2	0	0

Net income (loss)	14%	(12)%	9%	(13)

NET REVENUES

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change
	(Restated,			(Restated,
	See Note 2)			See Note 2)

Total net revenues (in thousands)	$42,776	$37,288	$5,488	$123,092	$109,034	$14,058

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

License and Development Fees

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change
	(Restated,			(Restated,
	See Note 2)			See Note 2)

License and development fees (in thousands)	$9,169	$8,798	$371	$28,343	$25,525	$2,818
Percent of total net revenues	21%	24%		23%	23%

The increase in license revenue and development fees reflected an improved overall economy and improved conditions within the financial services industry, which contributed to increases in capital expenditures by our customers. License and development fee revenue in the three and nine months periods reflected an increase in Geneva-related assets under administration (AUA) revenues, and increasing term license revenues as our transition to a term license model continued. During the third quarter of 2005, we recognized approximately $800,000 from deferred license revenue as a result of shipping APX to two customers and from completing a large MicroEdge development contract. Our Geneva-related AUA revenues increased $0.7 million and $3.6 million during the three and nine months ended September 30, 2005, respectively, from the same periods in 2004 as a result of the growth in assets under administration of certain fund administration clients, whose Geneva contracts provide for quarterly fees based on assets, resulting in significant recurring quarterly revenue. While perpetual license revenue decreased $2.0 million and $2.4 million in the three and nine month periods, respectively, due to our transition towards selling more contracts on a term basis, revenue recognized from our core products from term license deals increased $1.1 million and $1.2 million in the three and nine month periods, respectively. In addition, we had significant overall revenue growth from our MicroEdge subsidiary product lines. We expect license and development fee revenues to increase slightly in the fourth quarter of 2005 as we earn higher revenues under our AUA revenue model.

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

Maintenance and Other Recurring Revenues

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change
	(Restated,			(Restated,
	See Note 2)			See Note 2)

License and development fees (in thousands)	$27,771	$24,167	$3,604	$79,030	$70,367	$8,663
Percent of total net revenues	65%	64%		64%	65%

The increase in maintenance and other recurring revenues in the three and nine month periods reflected new maintenance support contracts as a result of new license deals, price increases to our installed customer base, an increase in demand for our data services and an increase in our recurring revenue stream. Term license maintenance also increased $662,000 and $1.6 million during the three and nine month periods, respectively, due to our term license pricing transition. We disclose our maintenance renewal rate one quarter in arrears in order to include all payments received against maintenance invoices. The maintenance renewal rate for the second quarter of 2005 of 86% was within the range of 80% to 90% that we have experienced since the second quarter of 2004. During the third quarter of 2005, we also recognized a net benefit from reducing our maintenance revenue reserves by approximately $500,000. We have an algorithm for calculating the value of reserves that takes the previous 18 months of experience into account which we have applied consistently and resulted in a credit to revenue during the three months ended September 30, 2005. Recurring revenue increased $1.1 million and $3.2 million during the three and nine months ended September 30, 2005, respectively, as a result of growth in our subscription and data management revenue streams, as well as our receiving a revenue share from transaction charges generated by a partner program that began in early 2004.

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

Professional Services and Other Revenues

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change
	(Restated,			(Restated,
	See Note 2)			See Note 2)

Professional services and other revenues (in thousands)	$5,836	$4,323	$1,513	$15,719	$13,142	$2,577
Percent of total net revenues	14%	12%		13%	12%

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

For the three and nine month periods ended September 30, 2005, professional services and other revenues grew 35% and 20% respectively, with the majority of the growth coming from general consulting revenue. This growth is due to a general rise in demand for our products and services, with both new customers and existing clients upgrading their suite of products. During the third quarter of 2005, we recognized approximately $400,000 of service revenue from deferred revenue as a result of shipping APX to two customers. We expect revenues from professional services to increase in the fourth quarter of 2005 as a result of our annual user conference in October 2005.

Revenues by Segment

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change
	(Restated,			(Restated,
	See Note 2)			See Note 2)

Advent Investment Management	$36,957	$32,207	$4,750	$106,513	$94,607	$11,906
MicroEdge	4,986	4,425	561	14,488	12,428	2,060
Other	833	656	177	2,091	1,999	92

Total net revenues	$42,776	$37,288	$5,488	$123,092	$109,034	$14,058

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

The 15% and 13% increase in AIM’s revenue in the three and nine months ended September 30, 2005, respectively, reflected the improved economic conditions and growth in the financial markets, as well as the continued focus on selling our Advent Office and Geneva products. Our assets under administration revenues increased significantly from the same periods in 2004, as a result of the growth in assets under administration for our fund administration clients, where certain Geneva contracts provide for quarterly fees based on assets, resulting in significant recurring quarterly revenue. AIM’s revenue increase during the first nine months of 2005 also reflected an increase in new maintenance support contracts as a result of new license deals and price increases for maintenance contracts from our customer installed base, partially offset by attrition from within our existing customer base. We also had growth in international sales, partly attributable to our acquisitions in the UK and Switzerland in May 2004.

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

COST OF REVENUES

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change
	(Restated,			(Restated,
	See Note 2)			See Note 2)

Total cost of revenues (in thousands)	$12,532	$13,437	$(905)	$37,517	$39,029	$(1,512)
Percent of total net revenues	29%	36%		30%	36%

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

Cost of Professional Services and Other

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change
	(Restated,			(Restated,
	See Note 2)			See Note 2)

Cost of professional services and other (in thousands)	$4,249	$3,706	$543	$12,729	$11,386	$1,343
Percent of total professional services revenues	73%	86%		81%	87%

Cost of professional services and other revenue consists primarily of personnel related costs associated with the client services and support organization in providing consulting, custom report writing and conversions of data from clients’ previous systems. Also included are direct costs associated with third-party consultants and travel expenses. The increase in the three and nine months ended September 30, 2005 was primarily due to an increase in headcount of 10% and employee bonus programs. The increase was partially offset by decreases in outside services. Gross margin on professional services and other improved to 27% and 19% for three and nine months ended September 30, 2005, respectively, as compared to 14% and 13% during the three and nine months ended September 30, 2004. These improvements were due to higher utilization of consultants in our support and services organization during fiscal 2005 and also due to recognition of service revenue from the implementation of our new product, APX, with two new customers during the third quarter of 2005 which had relatively higher margins. We expect cost of professional services and other revenues to increase in the fourth quarter of 2005 as a result of costs associated with our annual user conference during October 2005 and higher bonus costs.

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

OPERATING EXPENSES

Sales and Marketing

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change
	(Restated,			(Restated,
	See Note 2)			See Note 2)

Sales and marketing (in thousands)	$9,453	$9,705	$(252)	$29,990	$27,774	$2,216
Percent of total net revenues	22%	26%		25%	26%

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

General and Administrative

	(Restated, See Note 2)			(Restated, See Note 2)
	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change

General and administrative (in thousands)	$7,947	$6,319	$1,628	$24,108	$18,487	$5,621
Percent of total net revenues	19%	17%		20%	17%

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

Operating Income (Loss) by Segment

	(Restated, See Note 2)			(Restated, See Note 2)
	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change
	(in thousands)

Advent Investment Management	$5,409	$1,936	$3,473	$6,864	$(1,861)	$8,725
MicroEdge	997	222	775	1,947	334	1,613
Other	163	82	81	249	163	86
Unallocated corporate operating costs and expenses
Amortization and impairment of developed technology	(641)	(2,379)	1,738	(1,869)	(5,071)	3,202
Amortization and impairment of other intangibles	(997)	(4,414)	3,417	(3,064)	(8,498)	5,434

Total operating income (loss)	$4,931	$(4,553)	$9,484	$4,127	$(14,933)	$19,060

Operating income for the AIM segment was $5.4 million and $6.9 million for the three and nine months ended September 30, 2005, respectively. Operating income (loss) for the AIM segment was $1.9 million and $(1.9) million for the three and nine months ended September 30, 2004, respectively. The increases from the comparable periods in 2004 were primarily the result of AIM’s revenue growth of $4.8 million and $11.9 million during the three and nine months ended September 30, 2005, respectively, and improved gross margins during the periods. In addition, AIM’s restructuring charges decreased by $4.1 million during the nine months ended September 30, 2005 relative to the comparable period in 2004. These were offset by increases in certain operating expenses including personnel and related costs, severance, retention bonuses, legal fees, compliance costs for Sarbanes Oxley, and accelerated depreciation on assets we abandoned in our New York office space that we have been sub-leased. The increase in personnel and related costs was due to additional headcount associated with the acquisition of our remaining independent distributor businesses in the United Kingdom and Switzerland in May 2004.

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

Interest Income and Other, Net

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change

Interest income and other, net (in thousands)	$977	$641	$336	$6,586	$625	$5,961
Percent of total net revenues	2%	2%		6%	1%

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

Provision For Income Taxes

	(Restated, See Note 2)			(Restated, See Note 2)
	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change

Provision for income taxes (in thousands)	$62	$726	$(664)	$192	$338	$(146)
Percent of total net revenues	0%	2%		0%	0%

For the three and nine months ended September 30, 2005, we recorded a provision for income taxes of $62,000 and $192,000, respectively, compared to a provision of $726,000 and $338,000 in the three and nine months ended September 30, 2004. We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities to be recognized as deferred tax assets and liabilities. During the fourth quarter of 2003, we established a full valuation allowance against our deferred tax assets in the United States because we determined it is more likely than not that these deferred tax assets will not be realized in the foreseeable future. The decrease in the provision for income taxes for the three and nine months ended September 30, 2005 primarily reflects an increase in our provision for certain state income taxes in the U.S. during the third quarter of 2004. The remaining components of income taxes reflect changes in foreign, state and federal alternative minimum tax charges.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information relating to Advent Software, Inc. required to be disclosed in our periodic filings under Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure..

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

Our CEO and CFO had previously concluded that our disclosure controls and procedures were ineffective as of September 30, 2005. Subsequently, in connection with the restatement as described above, our management, including the CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were ineffective as of September 30, 2005 because, in part, of the additional material weaknesses in the Company’s internal control over financial reporting described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses in the Company’s internal control over financial reporting have been identified subsequent to the original filing of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005:

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

Changes in internal control over financial reporting

Management has implemented the following changes in our internal control over financial reporting during the third quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, Advent’s internal control over financial reporting. Management continues to work on its remediation plan to address the material weakness relating to the accounting for income taxes and pro forma stock-based compensation expense disclosures. During the third quarter of 2005, Advent hired additional tax personnel and is also utilizing the services of an outside tax consultant. In addition, Advent utilized the services of outside consultants to assist in completing remedial work on our employee options database and applied internal resources to preparing the calculations for the tax impact of employee option exercises.

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

On May 26, 2005, certain of the former members of Advent Outsource Data Management LLC (“plaintiffs”) filed suit against Advent in San Francisco Superior Court. The complaint asserts claims for breach of contract, breach of the covenant of good faith and fair dealing, fraud, conversion, declaratory relief and accounting relating to alleged breaches of the Agreement and Plan of Merger dated October 31, 2002 (“Agreement”). Pursuant to the Agreement, in addition to cash compensation, Advent agreed to pay plaintiffs an “earn-out” payment based on “2003 Net Revenues” and “2004 Net Revenues” from sales of “Relevant Products” as defined by the Agreement with a maximum earn-out payment of $5 million. Advent has made earn-out payments to plaintiffs totaling approximately $3.9 million. However, plaintiffs claim that the earn-out payment should have been the maximum amount of $5 million. Based on these allegations, plaintiffs seek compensatory damages of approximately

$1.1 million and other special damages including attorneys’ fees. Advent disputes the plaintiffs’ claims and believes that it has meritorious defenses and intends to vigorously defend this action. In addition, on September 12, 2005 and September 19, 2005, a total of four former employees of Advent Outsource Data Management, LLC filed suits against Advent in San Francisco Superior Court.  Each of the complaints alleges substantially the same causes of action, including breach of contract, breach of the covenant of good faith and fair dealing, conversion, and violations of various labor codes relating to alleged breaches of the respective employment agreements in place with Advent. Pursuant to the employees’ employment agreements, each of which was for a term ending December 31, 2004, Advent agreed to pay an incentive compensation based on amounts received for customer contracts for certain products, with a maximum incentive compensation of $100,000 per employee for calendar year 2003 and 2004. Advent has made the incentive compensation payments to these employees totaling $121,000; however, the employees claim that the incentive commission is not limited by the term of the employment agreement and should have been the maximum amount of $100,000 per calendar year during the existence of the relevant customer contracts. Based on these allegations, the employees are seeking compensatory damages and other special damages, including attorney’s fees and costs of suit. Advent disputes the employee’s claims and believes that it has meritorious defenses and intends to vigorously defend these actions. Management believes that any potential loss associated with these lawsuits is neither probable nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

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