Form 10-Q
period 2006-03-31
ADVENT SOFTWARE INC /DE/
filed 2006-05-10
CIK 1002225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number:  0-26994

ADVENT SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2901952
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No ☒

The number of shares of the registrant’s Common Stock outstanding as of April 28, 2006 was 30,203,250.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31	December 31
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$39,597	$70,941
Marketable securities	96,927	92,491
Accounts receivable, net	30,540	33,507
Prepaid expenses and other	16,923	12,403
Total current assets	183,987	209,342
Property and equipment, net	16,748	16,009
Goodwill	95,228	94,335
Other intangibles, net	8,350	8,758
Other assets, net *	12,776	12,131

Total assets	$317,089	$340,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,660	$3,945
Accrued liabilities	16,875	20,637
Deferred revenues	67,815	64,839
Income taxes payable	959	2,801
Total current liabilities	88,309	92,222
Deferred income taxes	1,153	1,122
Other long-term liabilities	9,083	5,252

Total liabilities	98,545	98,596

Commitments and contingencies (See Note 12)

Stockholders’ equity:
Common stock	301	311
Additional paid-in capital	324,338	331,530
Accumulated deficit	(113,108)	(95,828)
Accumulated other comprehensive income	7,013	5,966
Total stockholders’ equity	218,544	241,979

Total liabilities and stockholders’ equity	$317,089	$340,575

* Includes $1.2 million of restricted cash balances as of March 31, 2006.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31
	2006	2005
		(Restated,
		See Note 2)
Net revenues:
License and development fees	$9,626	$9,540
Maintenance and other recurring	29,704	25,244
Professional services and other	4,326	4,605

Total net revenues	43,656	39,389

Cost of revenues (1):
License and development fees	447	256
Maintenance and other recurring	7,699	7,075
Professional services and other	4,924	4,088
Amortization of developed technology	394	614

Total cost of revenues	13,464	12,033

Gross margin	30,192	27,356

Operating expenses (1):
Sales and marketing	12,142	10,063
Product development	7,935	7,956
General and administrative	7,946	8,353
Amortization of other intangibles	979	1,047
Restructuring charges	141	83

Total operating expenses	29,143	27,502

Income (loss) from operations	1,049	(146)
Interest income and other expense, net	1,346	897

Income before income taxes	2,395	751
Provision for (benefit from) income taxes	(1,007)	14

Net income	$3,402	$737

Net income per share:
Basic	$0.11	$0.02
Diluted	$0.11	$0.02

Weighted average shares used to compute net income per share:
Basic	30,764	32,037
Diluted	31,819	32,661

(1) Includes stock-based employee compensation expense as follows:
Cost of license and development fee revenues	$2	$—
Cost of maintenance and other recurring revenues	256	—
Cost of professional services and other revenues	205	—
Total cost of revenues	463	—

Sales and marketing	1,143	—
Product development	744	—
General and administrative	824	—
Total operating expenses	2,711	—

Total stock-based employee compensation expense	$3,174	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31
	2006	2005
		(Restated,
		See Note 2)
Cash flows from operating activities:
Net income	$3,402	$737
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash stock based compensation	3,174	—
Depreciation and amortization	3,540	3,897
Loss on dispositions of fixed assets	82	61
Provision for (reduction of) doubtful accounts	7	(98)
Provision for (reduction of) sales returns	(717)	1,363
Deferred rent	4,486	(155)
Loss on investments	35	72
Deferred income taxes	30	(111)
Other	(11)	76
Changes in operating assets and liabilities:
Accounts receivable	2,960	1,686
Prepaid and other assets	(3,876)	958
Accounts payable	(1,285)	(505)
Accrued liabilities	(4,505)	(741)
Deferred revenues	3,781	(384)
Income taxes payable	(1,843)	(1,439)

Net cash provided by operating activities	9,260	5,417

Cash flows from investing activities:
Net cash used in acquisitions	—	(835)
Purchases of property and equipment	(2,981)	(713)
Capitalized software development costs	(781)	—
Purchases of marketable securities	(17,379)	(33,051)
Sales and maturities of marketable securities	12,867	65,719
Change in restricted cash	(1,200)	—

Net cash provided by (used in) investing activities	(9,474)	31,120

Cash flows from financing activities:
Proceeds from issuance of common stock	2,559	576
Repurchase of common stock	(33,712)	(38,020)

Net cash used in financing activities	(31,153)	(37,444)

Effect of exchange rate changes on cash and cash equivalents	23	(45)

Net change in cash and cash equivalents	(31,344)	(952)
Cash and cash equivalents at beginning of period	70,941	21,177

Cash and cash equivalents at end of period	$39,597	$20,225

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

Advent has prepared these condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in these interim statements pursuant to such SEC rules and regulations. These interim financial statements should be read in conjunction with the audited financial statements and related notes included in Advent’s Annual Report on Form 10-K for the year ended December 31, 2005. Interim results are not necessarily indicative of the results to be expected for the full year, and no representation is made thereto.

These condensed consolidated financial statements include all adjustments necessary to state fairly the financial position and results of operations for each interim period shown. All such adjustments occur in the ordinary course of business and are of a normal, recurring nature. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications do not affect net revenues, net income or stockholders’ equity.

Note 2—Restatement of Financial Statements and Revision of Stock-Based Employee Compensation Expense Disclosures

Restatement of Financial Statements

In connection with the preparation of the Company’s consolidated financial statements for the fiscal year ended December 31, 2005, management of the Company determined that the previously issued financial statements contained in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and 2005, June 30, 2004 and 2005, and September 30, 2004 and 2005 should be restated to correct errors in those financial statements. The decision to restate these financial statements was made after management’s discovery of certain errors. The Company did not (i) include the benefit from the reversal of the deferred tax liability associated with the amortization of intangible assets of its European subsidiaries, or (ii) properly estimate the reduction in the valuation allowance associated with the deferred tax assets in the United States, in the calculation of its income tax provision. In addition, the Company did not adjust the amortization periods of certain leasehold improvements upon a change in the lease termination date at one of its facilities and, as a result, overstated depreciation expense for the fiscal quarters of 2004 and 2005. Further, the Company did not defer license, maintenance and professional services revenue, together with related expenses in sales and marketing, on certain term license arrangements in accordance with SOP 97-2 for each of the quarters of fiscal 2005.

The Company had previously disclosed that it would restate its unaudited financial statements for the first three quarters of 2004 and 2005 through the filing of amended Quarterly Reports on Form 10-Q/A for the first three quarters of 2005. As the Company has subsequently determined that the corrections to the Company’s net income (loss) were approximately $48,000 and $11,000 for the three months ended March 31, 2005 and 2004, respectively, Advent has determined that it will not file an amended Quarterly Report on Form 10-Q/A for the first quarter ended March 31, 2005. Instead, the Company has included its restated financial statements for the first quarter of 2005 in this Quarterly Report on Form 10-Q, in addition to providing a summary of the corrections on the financial statements for the first quarter of 2005 and 2004 below.

The following is a summary of the effect of these corrections on the Company’s condensed consolidated balance sheets as of March 31, 2005 and December 31, 2004, condensed consolidated statements of operations for the three months ended March 31, 2005 and 2004, and condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 (in thousands, except per share data):

	Consolidated Balance Sheets
	As Previously		As
	Reported	Adjustments	Restated
March 31, 2005
Prepaid expenses and other	$10,160	$68	$10,228
Total current assets	$172,405	$68	$172,473
Property and equipment, net	$16,793	$125	$16,918
Total assets	$312,353	$193	$312,546
Deferred revenues	$57,161	$247	$57,408
Income taxes payable	$2,668	$(71)	$2,597
Total current liabilities	$78,118	$176	$78,294
Total liabilities	$85,919	$176	$86,095
Accumulated deficit	$(102,080)	$17	$(102,063)
Total stockholders’ equity	$226,434	$17	$226,451
Total liabilities and stockholders’ equity	$312,353	$193	$312,546

December 31, 2004
Property and equipment, net	$18,432	$65	$18,497
Total assets	$354,577	$65	$354,642
Accumulated deficit	$(86,921)	$65	$(86,856)
Total stockholders’ equity	$265,675	$65	$265,740
Total liabilities and stockholders’ equity	$354,577	$65	$354,642

	Consolidated Statements of Operations
	As Previously		As
	Reported	Adjustments	Restated
Three months ended March 31, 2005
License and development fees revenue	$9,593	$(53)	$9,540
Maintenance and other recurring revenue	$25,287	$(43)	$25,244
Professional services and other revenue	$4,756	$(151)	$4,605
Total net revenues	$39,636	$(247)	$39,389
Cost of professional services and other revenue	$4,147	$(59)	$4,088
Total cost of revenues	$12,092	$(59)	$12,033
Gross margin	$27,544	$(188)	$27,356
Sales and marketing expense	$10,072	$(9)	$10,063
General and administrative expense	$8,413	$(60)	$8,353
Total operating expenses	$27,571	$(69)	$27,502
Loss from operations	$(27)	$(119)	$(146)
Income (loss) before income taxes	$870	$(119)	$751
Provision for (benefit from) income taxes	$85	$(71)	$14
Net income (loss)	$785	$(48)	$737
Basic net income per share	$0.02	$—	$0.02
Diluted net income per share	$0.02	$—	$0.02

Three months ended March 31, 2004
General and administrative expense	$5,981	$(10)	$5,971
Total operating expenses	$24,607	$(10)	$24,597
Income (loss) from operations	$(1,274)	$10	$(1,264)
Income (loss) before income taxes	$(1,148)	$10	$(1,138)
Benefit from income taxes	$—	$(1)	$(1)
Net income (loss)	$(1,148)	$11	$(1,137)
Basic net loss per share	$(0.03)	$—	$(0.03)
Diluted net loss per share	$(0.03)	$—	$(0.03)

	Consolidated Statements of Cash Flows
	As Previously		As
	Reported	Adjustments	Restated
Three months ended March 31, 2005
Net income (loss)	$785	$(48)	$737
Depreciation and amortization	$3,957	$(60)	$3,897
Prepaid and other assets	$1,026	$(68)	$958
Deferred revenues	$(631)	$247	$(384)
Income taxes payable	$(1,368)	$(71)	$(1,439)

Three months ended March 31, 2004
Net income (loss)	$(1,148)	$11	$(1,137)
Depreciation and amortization	$5,508	$(10)	$5,498
Income taxes payable	$(218)	$(1)	$(219)

Revision of Stock-Based Employee Compensation Expense Disclosures

In addition, management of the Company also determined that the Company’s pro forma disclosure relating to stock-based employee compensation expense for the quarters ended March 31, 2005 and 2004, contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, were incorrect. Specifically, the revisions related to the attribution period of pro forma stock-based employee compensation from non-routine stock compensation arrangements, including those with non-standard vesting terms or performance conditions. As a result, the Company has revised the disclosure for stock-based employee compensation expense determined under the fair value based method for the three months ended March 31, 2005 and 2004 by increasing (decreasing) the expense by $(39,000) and $463,000, respectively.

Note 3—Recent Accounting Pronouncements

No recent accounting pronouncements have been issued which would currently have a material effect on Advent’s condensed consolidated financial position, results of operations, or cash flow.

Note 4—Stock-Based Compensation

Description of Plans

Stock Option Plans

Advent has three stock option plans, the 2002 Stock Plan (the “Plan”), 1998 Non-statutory Stock Option Plan (the “Non-statutory Plan”) and 1995 Director Option Plan (the “Director Plan”).

The Plan.   On May 18, 2005, the Company’s stockholders approved the amendment and restatement of Advent’s 2002 Stock Plan, originally approved by the Board of Directors and stockholders in February and May, respectively, of 2002. Under the Plan, the Company may grant options to purchase common stock to employees, consultants and directors. Options granted may be incentive stock options or non-statutory stock options and shall be granted at a price not less than fair market value on the date of grant. Fair market value (as defined in the Plan) and the vesting of these options shall be determined by the Board of Directors. The options generally vest over 5 years and expire no later than 10 years from the date of grant. Non-employee directors were eligible to receive option grants under the Company’s 1995 Director Option Plan, which terminated in November 2005. Effective April 1, 2005, each non-employee director will be eligible to receive Awards under the 2002 Plan of (i) an initial option grant of 30,000 shares upon joining the Board of Directors, which shall vest over four years with 25% of such shares vesting after one year of service and in equal monthly installments over the ensuing three years, and (ii) an annual grant of 12,000 shares vesting in twelve equal monthly installments. Unvested options on termination of employment are canceled and returned to the Plan.

The Plan permits the award of restricted stock, restricted stock units (“RSU”), stock appreciation rights (“SAR”), performance shares, and performance units under the Plan. During the first quarter of 2006, Advent granted stock-settled RSU’s and SAR’s. The RSU’s are awards of restricted stock units that generally vest over four years in two equal installments on the second and fourth anniversaries of the date of grant. Upon vesting, the RSU’s will convert into an equivalent number of shares of common stock. The value of the RSU’s is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the four-year requisite service period. A SAR is the right to receive the appreciation in fair market value of common stock between the exercise date and the date of grant and generally vest over 5 years. Upon vesting, SAR’s will be settled in shares of Advent common stock.

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

Director Plan.     Advent’s 1995 Director Option Plan which expired on November 16, 2005, provided for the grant of non-statutory stock options to the Company’s non-employee directors (“outside directors”). Under the Director Plan, each outside director was granted a non-qualified option to purchase 30,000 shares on the latter of the date of effectiveness of the Director Plan or the date upon which such person first becomes a director. The exercise price of each option is equal to the fair market value of Advent common stock as of the date of the grant. In subsequent years, each outside director was automatically granted an option to purchase 6,000 shares on December 1 with an exercise price equal to the fair value of Advent common stock on that date. Initial options granted under the Director Plan vest one-fifth of the shares on the first anniversary date of grant and the remaining shares vest ratably each month over the ensuing four years. Subsequent option grants vest one-twelfth of the shares four years and one month after the date of grant and the remaining shares vest ratably each month over the next 11-month period. In the event of a change in control of the Company, all unvested options granted under the Director Plan shall become fully vested and exercisable. All Director Plan options have a ten-year term. As noted above, effective April 1, 2005, option grants to outside directors are issued under the 2002 Stock Plan.

A summary of the status of the Company’s stock option activity for the first quarter of 2006 is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
	(in thousands)		(in years)	(in thousands)

Outstanding at December 31, 2005	5,489	$19.26
Options granted	373	$28.13
Options exercised	(148)	$17.25
Options canceled	(243)	$39.89
Outstanding at March 31, 2006	5,471	$19.00	6.59	$53,851
Vested and expected to vest at March 31, 2006	5,066	$18.87	6.43	$50,615
Exercisable at March 31, 2006	2,919	$17.58	4.89	$33,463

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $28.42 as of March 31, 2006 for options that were in-the-money as of that date.

The weighted average grant date fair value of options, as determined under SFAS 123R, granted during the three months ended March 31, 2006 was $13.70 per share. The total intrinsic value of options exercised during the three month period ended March 31, 2006 was $1.6 million. The total cash received from employees as a result of employee stock option exercises during the three months ended March 31, 2006 was approximately $2.6 million.

The Company settles employee stock option exercises with newly issued common shares.

During the first quarter of 2006, the Company granted RSU’s under its 2002 Stock Plan. A summary of the status and changes of Advent’s non-vested shares related to RSU’s for the first quarter of 2006 is as follows (in thousands, except weighted average grant date fair value):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Non-vested at December 31, 2005	—	$—

RSU’s granted	39	$28.18

Non-vested at March 31, 2006	39	$28.18

The weighted average grant date fair value was determined based on the closing market price of the Company’s common stock on the date of the award. Aggregate intrinsic value of RSU’s at March 31, 2006 was $1.1 million.

Employee Stock Purchase Plan (“ESPP”)

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

On May 18, 2005 Advent’s shareholders approved the 2005 ESPP with 2,000,000 shares of common stock reserved for issuance. During the first quarter of 2006, the Company issued no additional shares under the ESPP. As of March 31, 2006, 1,927,983 shares were reserved for future issuance under the 2005 ESPP.

Stock-Based Employee Compensation Expense

Effective January 1, 2006, Advent accounts for its ESPP and stock option plans under the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financials Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment”) which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”). SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. The estimated fair value of the Company’s stock-based awards is amortized over the awards’ vesting period on a straight-line basis. The Company elected to adopt the modified prospective application method as provided by SFAS 123R, and consequently, previously reported amounts have not been restated. Since the adoption of SFAS 123R, there have been no changes to the Company’s equity plans or modifications to outstanding stock-based awards.

As the stock-based employee compensation expense recognized on the condensed consolidated statement of operations for the first quarter of 2006 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience over the last ten years. Previously, under SFAS 123, the Company recorded forfeitures as they occurred.

Prior to adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires that they be reported as a financing cash inflow rather than as a reduction of taxes paid. For the three months ended March 31, 2006, there was no excess tax benefit generated from option exercises.

The effect of stock-based employee compensation expense recognized on Advent’s condensed consolidated statement of operations for the first quarter of 2006 was as follows (in thousands, except per share data):

Three Months Ended
March 31, 2006
Statement of operations classification
Cost of license and development fee revenues	$2
Cost of maintenance and other recurring revenues	256
Cost of professional services and other revenues	205
Total cost of revenues	463

Sales and marketing	1,143
Product development	744
General and administrative	824
Total operating expenses	2,711

Total stock-based employee compensation expense (1)	$3,174

Tax effect on stock-based employee compensation (2)	—

Net effect on net income	$3,174

Effect on net income per share:
Basic	$0.10
Diluted	$0.10

(1)          Stock-based compensation expense of $13,000 related to restricted stock units would have been recorded under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

(2)          Assumes an effective tax rate of 0% for the three months ended March 31, 2006 due to the full valuation allowance established against the Company’s deferred tax assets during the fourth quarter of 2003.

Approximately $98,000 of stock-based compensation was capitalized as software development costs at March 31, 2006. Previously, under SFAS 123, the Company did not capitalize stock-based compensation as part of its pro forma disclosures.

As of March 31, 2006, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimated forfeitures, was $26.5 million and is expected to be recognized through the remaining vesting period of each grant, with a weighted average remaining period of 3.4 years.

Valuation Assumptions

Advent uses the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares, consistent with the provisions of SFAS 123R, SEC Staff Accounting Bulletin No. 107 (“SAB 107”) and the Company’s prior period pro forma disclosures of net income (loss). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions:

	Three Months Ended March 31
Stock Options	2006	2005
Expected volatility	46.3 - 48.5%	62.4%
Expected life (in years)	4.9 - 5.4	5
Risk-free interest rate	4.3 - 4.7%	3.9%
Expected dividends	None	None

The ESPP plan periods begin every six months in the second and fourth quarter of each year.

Prior to the adoption of SFAS 123R, the Company used historical volatility in deriving its expected volatility assumption. The expected stock price volatility for the first quarter of 2006 was determined based on an equally weighted average of historical and implied volatility of the Company’s common stock. Advent determined that a blend of implied volatility and historical volatility is more reflective of the market conditions and a better indicator of expected volatility than using purely historical volatility. The expected life for the first quarter of 2006 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The dividend yield assumption is based on the Company’s history of not paying dividends and the resultant future expectation of dividend payouts.

Fiscal Periods Prior to the Adoption of SFAS 123R

Prior to the adoption of SFAS 123R, Advent used the intrinsic value-based method as prescribed in APB 25, to account for all stock-based employee compensation plans and had adopted the disclosure-only alternative of SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” No employee stock-based compensation was reflected in net income for the quarter ended March 31, 2005, as related options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

The pro forma information for the three months ended March 31, 2005 was as follows (in thousands, except per share data):

Three Months Ended
March 31, 2005
(Revised, See Note 2)

Net income - as reported (restated, See Note 2)	$737
Total stock-based employee compensation expense determined under fair value based method for all options, net of tax (1)	(4,061)

Net loss - pro forma	$(3,324)

Net income (loss) per share:
Basic and diluted - as reported	$0.02
Basic and diluted - pro forma	$(0.10)

(1)          Assumes an effective tax rate of 0% for the three months ended March 31, 2005 due to the full valuation allowance established against the Company’s deferred tax assets during the fourth quarter of 2003.

Note 5—Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the sum of weighted average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period, excluding the effect of any anti-dilutive securities. Potential common shares consist of the shares issuable upon the exercise of stock options, the vesting of restricted stock awards and from withholdings associated with the Company’s employee stock purchase plan. Potential common shares are reflected in diluted earnings per share by application of the treasury stock method, which in the current period includes consideration of unamortized stock-based compensation and windfall tax benefits, as a result of the implementation of SFAS 123R.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share data):

	Three Months Ended March 31
	2006	2005
		(Restated,
		See Note 2)
Numerator:
Net income	$3,402	$737

Denominator:
Denominator for basic net income per share- weighted average shares outstanding	30,764	32,037

Dilutive common equivalent shares: Employee stock options and other	1,055	624

Denominator for diluted net income per share- weighted average shares outstanding, assuming exercise of potential dilutive common shares	31,819	32,661

Basic net income per share	$0.11	$0.02
Diluted net income per share	$0.11	$0.02

For the quarters ended March 31, 2006 and 2005, weighted average stock options and warrants of approximately 1.3 million and 3.4 million, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

Note 6—Goodwill

The changes in the carrying value of goodwill for the three months ended March 31, 2006 were as follows (in thousands):

Goodwill

Balance at December 31, 2005	$94,335
Translation adjustments	893

Balance at March 31, 2006	$95,228

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” Advent reviews goodwill for impairment annually during the fourth quarter of the fiscal year and more frequently if an event or circumstance indicates that an impairment loss has occurred. During the fourth quarter of 2005, Advent completed the annual impairment test which indicated that there was no impairment. There were no events or changes in circumstances during the three months ended March 31, 2006 which triggered an impairment review. Foreign currency translation adjustments totaling $893,000 reflect the weakening of the U.S. dollar versus European currencies during the first quarter of 2006.

Note 7—Other Intangibles

The following is a summary of other intangibles as of March 31, 2006 (in thousands):

	Average	Other		Other
	Amortization	Intangibles,	Accumulated	Intangibles,
	Period	Gross	Amortization	Net
	(Years)

Purchased technologies	4.9	$12,733	$(12,462)	$271
Product development costs	3.0	2,390	(243)	2,147
Customer relationships	5.6	20,797	(14,949)	5,848
Other intangibles	2.5	307	(223)	84

Balance at March 31, 2006		$36,227	$(27,877)	$8,350

The following is a summary of other intangibles as of December 31, 2005 (in thousands):

	Average	Other		Other
	Amortization	Intangibles,	Accumulated	Intangibles,
	Period	Gross	Amortization	Net
	(Years)

Purchased technologies	4.9	$12,726	$(12,167)	$559
Product development costs	3.0	1,511	(136)	1,375
Customer relationships	5.6	20,531	(13,810)	6,721
Other intangibles	2.5	307	(204)	103

Balance at December 31, 2005		$35,075	$(26,317)	$8,758

The changes in the carrying value of other intangibles during the three months ended March 31, 2006 were as follows (in thousands):

	Other		Other
	Intangibles,	Accumulated	Intangibles,
	Gross	Amortization	Net

Balance at December 31, 2005	$35,075	$(26,317)	$8,758
Additions	879	—	879
Amortization	—	(1,373)	(1,373)
Translation adjustments	273	(187)	86

Balance at March 31, 2006	$36,227	$(27,877)	$8,350

The following is a summary of amortization of the Company’s developed technology and other intangible assets for the periods presented (in thousands):

	Three Months Ended March 31
	2006	2005

Developed technology	$394	$614
Other intangibles	979	1,047

Total amortization expense	$1,373	$1,661

Based on the carrying amount of intangible assets as of March 31, 2006, the estimated future amortization is as follows (in thousands):

	Nine
	Months Ended
	December 31	Fiscal Years
	2006	2007	2008	2009	Total

Developed technology	$777	$842	$675	$125	$2,419
Other intangibles	2,799	1,770	939	423	5,931

Total	$3,576	$2,612	$1,614	$548	$8,350

Note 8—Balance Sheet Detail

The following is a summary of other assets, net (in thousands):

	March 31	December 31
	2006	2005

Long-term investments, gross	$13,800	$13,800
Accumulated write-downs due to other-than-temporary decline in value	(5,341)	(5,341)
Long-term investments, net	8,459	8,459
Long-term prepaid assets	2,077	2,377
Restricted cash	1,200	—
Deposits	1,040	1,295

Total other assets, net	$12,776	$12,131

Long-term investments include equity investments in several privately held companies, most of which can still be considered in the start-up or development stages. These equity investments are carried at the lower of cost or fair value at March 31, 2006 and December 31, 2005. As of March 31, 2006, other assets, net included restricted cash of $1.2 million to secure a bank line of credit of $1.2 million associated with the Company’s entry into a definitive lease agreement with Toda Development, Inc. (“Toda”) on January 6, 2006 for its future headquarter facility located 600 Townsend Street in San Francisco, California. In the event that Advent is in default under the terms of this lease agreement, the letter of credit of $1.2 million may be drawn upon by Toda.

The following is a summary of accrued liabilities (in thousands):

	March 31	December 31
	2006	2005

Salaries and benefits payable	$7,331	$10,368
Accrued restructuring	755	1,422
Other	8,789	8,847

Total accrued liabilities	$16,875	$20,637

Accrued restructuring charges are discussed further in Note 10, “Restructuring Charges”. Other accrued liabilities include accruals for royalties, sales and business taxes, acquisition related costs, and other miscellaneous items.

The following is a summary of other long-term liabilities (in thousands):

	March 31	December 31
	2006	2005

Deferred rent	$5,558	$1,456
Accrued restructuring, long-term portion	3,046	3,138
Other	479	658

Total other long-term liabilities	$9,083	$5,252

Note 9—Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows for the periods presented (in thousands):

	Three Months Ended March 31
	2006	2005

Net income	$3,402	$737
Unrealized gain (loss) on marketable securities	49	(320)
Foreign currency translation adjustment	998	(2,262)

Total comprehensive income (loss)	$4,449	$(1,845)

The components of accumulated other comprehensive income were as follows (in thousands):

	March 31	December 31
	2006	2005

Accumulated net unrealized loss on marketable securities	$(537)	$(586)
Accumulated foreign currency translation adjustments	7,550	6,552

Total accumulated other comprehensive income	$7,013	$5,966

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

The restructuring charges recorded for the three months ended March 31, 2006 and 2005 were as follows (in thousands):

	Three Months Ended March 31
	2006	2005

Facility exit costs	$141	$83

Total restructuring charges	$141	$83

During the three months ended March 31, 2006, Advent recorded a net restructuring charge of $141,000 primarily to adjust original estimates for facilities in San Francisco, California and New York, New York. During the three months ended March 31, 2005, Advent recorded a net restructuring charge of $83,000 primarily to adjust its original estimates for vacated facilities in Concord, California.

The following table sets forth an analysis of the components of the payments and restructuring charges made against the accrual during the three months ended March 31, 2006 (in thousands):

	Facility Exit	Severance &
	Costs	Benefits	Total

Balance of restructuring accrual at December 31, 2005	$4,553	$7	$4,560
Cash payments	(900)	—	(900)
Adjustment of prior restructuring costs	141	—	141

Balance of restructuring accrual at March 31, 2006	$3,794	$7	$3,801

Of the remaining restructuring accrual of $3.8 million at March 31, 2006, $0.8 million and $3.0 million are included in accrued liabilities and other long-term liabilities, respectively, on the accompanying condensed consolidated balance sheet. The remaining excess facility costs of $3.8 million are stated at estimated fair value, net of estimated sublease income of approximately $8.3 million. Advent expects to pay the remaining obligations associated with the vacated facilities no later than over the remaining lease terms, which expire on various dates through 2012. Advent expects to pay the remaining severance and benefits in 2006.

Note 11—Common Stock Repurchase Program

Advent’s Board of Directors (the “Board”) has approved common stock repurchase programs authorizing management to repurchase shares of the Company’s common stock in the open market. The timing and actual number of shares subject to repurchase are at the discretion of Advent’s management and are contingent on a number of factors, including the price of Advent’s stock, general market conditions, alternative investment opportunities and other market conditions. The purchases are funded from available working capital.

In May 2004, the Board authorized the repurchase of 1.2 million shares of outstanding common stock. In September 2004, February 2005 and May 2005, the Board authorized an extension of this stock repurchase program to cover the repurchase of an additional 0.8 million, 1.8 million and 1.0 million shares of outstanding common stock, respectively. In March 2006, Advent completed this common stock repurchase program. During the first quarter of 2006, Advent repurchased 1.2 million shares of common stock under this repurchase program at a total cost of $33.7 million and an average price of $27.60 per share. Since the inception of this program in May 2004 through March 2006, Advent repurchased 4.8 million shares for a total cost of $98.2 million and an average price of $20.43 per share.

Note 12—Commitments and Contingencies

Advent leases office space and equipment under non-cancelable operating lease agreements, which expire at various dates through May 2012. Certain operating leases contain escalation provisions for adjustments in the consumer price index. Advent is responsible for maintenance, insurance, and property taxes.

On January 6, 2006, Advent entered into a definitive lease agreement with Toda Development, Inc. whereby the Company will lease approximately 105,000 square feet of office space at 600 Townsend Street in San Francisco, California. The Company’s cash obligation under this agreement is approximately $20 million, payable over the ten-year term of the lease. Additionally, Advent anticipates approximately $8.4 million of leasehold improvements, of which $4.2 million will be funded by the Landlord and approximately $4.2 million will be paid by Advent. Advent anticipates relocating from its current headquarter facilities to the 600 Townsend facility during the third quarter of fiscal 2006.

As of March 31, 2006, Advent’s remaining operating lease commitments through 2016, including those related to 600 Townsend Street, were approximately $42.0 million, net of future minimum rental receipts of $9.8 million to be received under non-cancelable sub-leases.

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

In September 2003, NetJets Aviation, Inc. (formerly known as Executive Jet Aviation, Inc.) filed suit against B. Douglas Morriss, Rueben Morriss and Barbara Morriss in the Circuit Court of the County of Saint Louis, Missouri for their alleged failure to pay for their use of private jet aircraft leased and managed by plaintiffs. In April 2005, plaintiffs amended their complaint to join approximately 15 additional entities allegedly controlled by B. Morriss as defendants in the suit, including Kinexus Corporation, which was acquired by Advent Software, Inc. after the alleged conduct in plaintiffs’ lawsuit. The complaint alleges breach of contract and seeks approximately $1.1 million in damages, as well as interest and attorneys’ fees. Kinexus was not served with the complaint and became aware of the lawsuit through co-defendant’s counsel in November 2005. Kinexus entered an appearance at a scheduling conference for the case in April 2006 and filed an answer to the complaint on the same day, disputing the plaintiff’s claims against Kinexus. Kinexus believes that it has meritorious defenses and intends to vigorously defend this suit. Management believes that any potential loss associated with this litigation is neither probable nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

Note 13—Segment and Geographic Information

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

Advent’s organizational structure is based on a number of factors that the CODM uses to evaluate, view and run its business operations which include, but are not limited to, customer base, homogeneity of products and technology. Advent’s operating segments are based on this organizational structure and information reviewed by Advent’s CODM to evaluate the operating segment results. Advent has determined that its operations are organized into two reportable segments:  1) Advent Investment Management; and 2) MicroEdge. Future changes to this organizational structure may result in changes to the business segments disclosed. A description of the types of products and services provided by each operating segment follows.

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

Segment Data

The results of the operating segments are derived directly from Advent’s internal management reporting system. The accounting policies used to derive operating segment results are substantially the same as those used by the consolidated company. Management measures the performance of each operating segment based on several metrics, including income (loss) from operations. These results are used, in part, to evaluate the performance of, and to assign resources to, each of the operating segments. Certain operating expenses, including stock-based employee compensation expense, and amortization and impairment of developed technology and other intangibles, which Advent manages separately at the corporate level, are not allocated to the operating segments. Advent does not separately accumulate and review asset information by segment.

Segment information for the periods presented is as follows (in thousands):

	Three Months Ended March 31
	2006	2005
		(Restated,
		See Note 2)
Net revenues:
Advent Investment Management	$38,593	$34,123
MicroEdge	4,852	4,659
Other	211	607

Total net revenues	$43,656	$39,389

Income (loss) from operations:
Advent Investment Management	$5,113	$666
MicroEdge	951	849
Other	(468)	—
Unallocated corporate operating costs and expenses:
Stock-based employee compensation	(3,174)	—
Amortization of developed technology	(394)	(614)
Amortization of other intangibles	(979)	(1,047)

Total income (loss) from operations	$1,049	$(146)

Major Customers

No single customer represented 10% or more of Advent’s total net revenues in any period presented.

Note 14—Related Party Transactions

As of March 31, 2005, Citigroup, Inc. (“Citigroup”) owned more than 10% of the voting stock of Advent. Effective December 1, 2005, Citigroup sold the Asset Management division of Citigroup Global Markets Inc. to Legg Mason, Inc. (“Legg Mason”). As of December 31, 2005, Citigroup owned less than 5% of the voting stock of Advent. Advent recognized approximately $514,000 of revenue from Citigroup during the first quarter of 2005. The Company’s accounts receivable from Citigroup was $307,000 as of December 31, 2005. As of December 31, 2005 and March 31, 2006, Legg Mason owns approximately 15% of the voting stock of Advent. Advent recognized approximately $118,000 and $81,000 of revenue from Legg Mason during the first quarter of fiscal 2006 and 2005, respectively. The Company’s accounts receivable from Legg Mason was $289,000 and $100,000 as of March 31, 2006 and December 31, 2005.

Advent acts as trustee for the Company’s short-term disability plan—Advent Software California Voluntary Disability Plan (“VDI”). Employee withholdings were $123,000 and $112,000 during the three months ended March 31, 2006 and 2005, respectively. Disbursements were $68,000 and $52,000 during the three months ended March 31, 2006 and 2005, respectively. Cash held by Advent related to the VDI was $364,000 and $309,000 as of March 31, 2006 and December 31, 2005, respectively, and are included in “other assets, net” on the condensed consolidated balance sheets.

Note 15—Subsequent Events

On April 25, 2006, Advent’s Board approved a common stock repurchase program authorizing the repurchase of up to 2.3 million shares of the Company’s common stock. To facilitate the stock repurchase program, stock repurchases under this program may be made through the open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. Repurchased shares would be returned to the status of authorized but un-issued shares of common stock.

Further, on May 2, 2006, Advent entered into a pre-arranged Rule 10b5-1 trading plan with a broker to facilitate the repurchase of its shares of common stock, pursuant to the requirements of and in conformity with the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Under the Rule 10b5-1 trading plan, Advent may continue to repurchase shares without suspension for trading blackout periods. The shares to be repurchased under the Company’s 10b5-1 plan would be part of the stock repurchase program approved on April 25, 2006. The 10b5-1 trading plan will commence on June 1, 2006 and purchases will be made by a broker and will be based upon the guidelines and parameters of the 10b5-1 plan.

Any shares purchased by Advent prior to the commencement of the plan on June 1, 2006 will be included in the 2.3 million shares authorized for repurchase.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion in conjunction with our consolidated financial statements and related notes. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended, including, but not limited to statements referencing our expectations relating to future revenues and expenses. Forward-looking statements can be identified by the use of terminology such as “may”, “will”, “should”, “expect”, “plan” “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or other similar terms and the negative of such terms regarding beliefs, plans, expectations or intentions regarding the future. Forward looking statements include, among others, statements regarding growth in the investment management market and opportunities for us related thereto, future expansion, acquisition, divestment of or investment in other businesses, projections of revenues, future cost and expense levels, expected timing and amount of amortization expenses related to past acquisitions, the adequacy of resources to meet future cash requirements, estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, future client wins, future hiring and future product introductions. Such forward-looking statements are based on our current plans and expectations and involve known and unknown risks and uncertainties which may cause our actual results or performance to be materially different from any results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to those set forth in “Item 1A. Risk Factors” in this Form 10-Q, as well as other risks identified from time to time in other Securities and Exchange Commission (“SEC”) reports. You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results, levels of activity or performance and represent our expectations only as of the date they are made.

Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us”, the “Company” and “Advent” refer to Advent Software, Inc. and its subsidiaries.

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

Our revenues for the first quarter of 2006 were $43.7 million which was an 11% increase from $39.4 million in the same quarter of 2005. During the first quarter of 2006 we saw solid performance across all areas of the Company: new customer wins, acceptance of our product offerings, increasing term license bookings, and a strong contribution from maintenance and recurring revenues. We have received positive feedback for our newest product offering, Advent Portfolio Exchange (“APX”) and view the potential market opportunity for APX as significant both in the United States and in Europe. We believe that the APX platform will help us strengthen and grow our core client base over the next several years.

Our Geneva product is also a key element to our growth strategy. In the past two years, we’ve nearly doubled our Geneva customer base as we now have 72 customers on the Geneva platform. In addition, 83 firms have selected Moxy, our trade order management system, since its latest version was introduced 17 months ago.

We are in the midst of converting the Company’s license revenues from a perpetual model to a term model. Under a perpetual pricing model, customers purchase a license to use our software indefinitely and generally we recognize all license revenue at the time of sale; maintenance is purchased under an annual renewable contract, and recognized ratably over the contract period. Under a term pricing model, customers purchase a license to use our software and receive maintenance for a limited period of time and we recognize the license revenue ratably over the length of the contract. This has the effect of lowering license revenues in the early stages of the transition, but increasing the total potential value of the customer relationship. Moving our core business new customer sales to term will have the effect of lowering our revenue growth in 2006 and over the next several years. However, because our products are used by our customers for an average of approximately eight years, we believe this change to our business model is extremely significant for the long term growth and value of the business. For example, over an eight year period, a customer may enter into two or more contracts for the same software product and services under a term license model. When a customer purchases a term license together with implementation services we do not recognize any revenue under the contract until the implementation services are substantially complete. If we are not able to complete an implementation project for a term license in a quarter, it will cause us to defer all of the contract revenues to a subsequent quarter.

Net revenues for the first quarter of 2006 grew 11% over the first quarter of 2005 while maintenance and recurring revenues were up 18% year over year. Despite our transition to a term licensing model, we have been able to show top-line growth measured year over year for two reasons:

•                  Our diverse mix of products has allowed us to phase in term licensing by product; and

•                  We have a large installed base of customers, whom we are not requiring to convert to term licenses for products they already own, nor when they expand the usage of products they already own, such as ordering additional seats.

During the first quarter of 2006, we recognized approximately 34% of license revenue from term licenses and closed new term business with a total contract value for license and maintenance of $7.9 million over the terms of the initial contracts, as compared to $6.4 million in the first quarter of 2005.

During the first quarter of 2006, we adopted the provisions of, and accounted for stock-based compensation in accordance with SFAS 123R. As a result, we recorded stock-based compensation expense of $3.2 million in the first quarter of 2006. Despite this extra expense recorded in our condensed consolidated statement of operations, we achieved net income of $3.4 million which also includes a benefit from income taxes of $1.0 million, resulting in diluted earnings per share of $0.11. In addition, we generated operating cash flow of approximately $9.3 million during the first quarter of 2006.

Also during the first quarter of 2006, we began to wind down the “soft dollar” component of our SEC-registered broker/dealer subsidiary, Second Street Securities, as it no longer fits with our corporate strategy. Second Street Securities offers our customers the ability to pay for Advent products and other third party services through brokerage commissions and other fee-based arrangements. We anticipate that we will cease “soft dollaring” Advent or third party products and services through Second Street Securities around the end of the second quarter of 2006.

Looking forward, we continue to focus on improving our long-term profitability as we transition to a term license model. While recent economic trends have been positive and our customers have been more willing to commit to new software purchases, improving our profitability will depend upon our introducing new products, licensing software to new and existing customers, selling services to new and existing customers and renewing license and maintenance contracts at similar levels to those we achieved during fiscal 2005. The success of our transition to a term license model will also depend on future renewal rates, which we will evaluate as our term license contracts expire. We will continue our focus on aggressively managing costs. We will also continue to invest in areas we deem appropriate.

Recent Developments

On April 25, 2006, our Board of Directors approved a common stock repurchase program authorizing the repurchase of up to 2.3 million shares of the Company’s common stock. To facilitate the stock repurchase program, stock repurchases under this program may be made through the open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. Repurchased shares would be returned to the status of authorized but un-issued shares of common stock.

Further, on May 2, 2006, we entered into a pre-arranged Rule 10b5-1 trading plan with a broker to facilitate the repurchase of our shares of common stock, pursuant to the requirements of and in conformity with the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Under the Rule 10b5-1 trading plan, we may continue to repurchase shares without suspension for trading blackout periods. The shares to be repurchased under the Company’s 10b5-1 plan would be part of the stock repurchase program approved on April 25, 2006. The 10b5-1 trading plan will commence on June 1, 2006 and purchases will be made by a broker and will be based upon the guidelines and parameters of the 10b5-1 plan. Any shares purchased by the Company prior to the commencement of the plan on June 1, 2006 will be included in the 2.3 million shares authorized for repurchase.

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

Revenue recognition. We recognize revenue from software licenses, development fees, maintenance, other recurring revenues, professional services and other revenues. In addition, we earn commissions from customers who use our broker/dealer, Second Street Securities, to “soft dollar” the purchase of non-Advent products and services with “soft dollars”. “Soft dollaring” enables the customers to use the commissions earned on trades to pay all or part of the fees owed to us for non-Advent products or services, which are initially paid for by Second Street Securities. The commission revenues earned from soft dollar purchases of non-Advent products or services are recorded as other revenues in professional services and other revenues on our consolidated statements of operations. As noted above, we have begun to wind down the soft dollar component of Second Street Securities, as it no longer fits with our corporate strategy. We anticipate that we will cease soft dollaring Advent or third party products and services through Second Street Securities around the end of the second quarter of 2006.

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

Software license and development fees. We recognize revenue from the licensing of software when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is probable. We generally use a signed license agreement as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding order forms and signed contracts from the distributor’s customers. Revenue is recognized once shipment to the distributor’s customer has taken place and when all other revenue recognition criteria have been met. Delivery occurs when product is delivered to a common carrier F.O.B shipping point. Some of our arrangements include acceptance provisions, and if such acceptance provisions are provided, delivery is deemed to occur upon acceptance. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. We assess whether the collectibility of the resulting receivable is probable based on a number of factors, including the credit worthiness of the customer determined through review of credit reports, our transaction history with the customer, other available information and pertinent country risk if the customer is located outside the United States. Our standard payment terms are due at 180 days or less unless the transaction is part of a soft dollar arrangement through our in-house broker/dealer subsidiary, Second Street Securities, for which payment is then required within one year; however, payment terms may vary based on the country in which the agreement is executed. Software licenses are sold with maintenance and, frequently, professional services.

Licenses. We have continued our transition from selling mostly perpetual licenses to selling a mix of perpetual and term contracts, and we expect term license revenue to increase as a proportion of total license revenue in the future. We recognized approximately 34% and 20% of license revenue from term licenses during the first quarter of 2006 and 2005, respectively. Revenue recognition for software licensed under perpetual and term-based license models differs depending on which type of contract a customer signs:

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

To date, we have offered multi-year term licenses by which a customer makes a binding commitment to license the software for a fixed multi-year term – typically three to five years. For multi-year term licenses we have not established VSOE of fair value for the term license and maintenance components, and, as a result, in situations where we are also performing related professional services, we defer all revenue and related expenses under the arrangement until the professional services are substantially complete. At the point professional services are substantially completed, we recognize a pro rata amount of the term license and maintenance revenue, professional services fees earned and related expenses, based on the elapsed time from the start of the term license to the substantial completion of professional services. The remaining deferred professional services revenue and related expenses are recognized ratably over the remaining contract length. Term license and maintenance revenue for the remaining contract years is recognized ratably over the remaining period of the contract. When multi-year term licenses are sold and do not include related professional services, we recognize the entire term license and maintenance revenue ratably over the period of the contract term from the effective date of the license agreement.

We occasionally offer single-year term licenses. Revenue on delivered components will be allocated and recognized using the residual method, based on vendor specific objective evidence, or VSOE, of fair value of the undelivered elements (license, maintenance and professional services components), which is specific to us. While fair value of the undelivered professional services component is based on the historical evidence of the Company’s stand-alone sales of these components to third parties, VSOE for the term license and the related maintenance components will be determined by the stated optional renewal rate. If VSOE of fair value does not exist for any undelivered elements, then the entire arrangement fee is deferred until delivery of that element has occurred.

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

If a customer buys our software and chooses to enter into a soft dollar arrangement through our in-house broker/dealer subsidiary, Second Street Securities, the soft dollar arrangement does not change or modify the original fixed or determinable fee in the written contract. The customer is required to pay the original fee for our software within one year. If insufficient trading volume is generated to pay the entire original fee within one year, the customer is still required to render payment within one year. If the customer chooses to use a third-party broker/dealer, the original payment terms apply, regardless of the arrangement with the third-party broker/dealer. The option to soft dollar a transaction does not alter the underlying revenue recognition for the transaction; all the revenue recognition criteria listed in the “Software license” section above must be assessed in determining how the revenue will be recognized.

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

We do have two situations where we provide a contractual limited right of return to end-user customers only:  in shrink-wrap license agreements for Advent products, and certain MicroEdge products. The shrink-wrap license agreement for Advent products provides for a right of return within seven days of delivery of the software. Certain MicroEdge software license agreements allow for either a thirty-day money back guarantee or a seven-day right of return. We recognize revenue on delivery since the fee is fixed or determinable, the buyer is obligated to pay, the risk of loss passes to the customer, and we have the ability to estimate returns. Our ability to estimate returns is based on a long history of experience with relatively homogenous transactions and the fact that the return period is short. We have recorded a sales returns reserve (benefit) to reduce (increase) revenue for these situations based on our historical experience. We have recorded a sales reserve provision (benefit) of $(143,000) and $256,000 in the first quarter of 2006 and 2005, respectively.

Maintenance and other recurring revenues. We offer annual maintenance programs that provide for technical support and updates to our software products. Maintenance fees are bundled under perpetual licenses in the initial licensing year and charged separately for renewals of annual maintenance in subsequent years. Fair value for maintenance is based upon renewal rates stated in the contracts or, in limited cases, separate sales of renewals to other customers. Generally, we recognize maintenance revenue ratably over the contract term, except in the case of multi-year term license contracts which are described in the “term licenses” section above. We recognized approximately 3% and 2% of maintenance and other recurring revenue from term licenses during the first quarter of fiscal 2006 and 2005, respectively.

We offer other recurring revenue services that are either subscription-based or transaction-based, and primarily include the provision of software interfaces to, and the capability to download securities information from, third party data providers. We recognize revenue from recurring revenue transactions either ratably over the subscription period or as the transactions occur.

Based on our historical experience, we have recorded a returns reserve (benefit) to reduce (increase) revenues for estimated returns for maintenance and other recurring revenues of $(591,000) and $1.1 million for the first quarter of fiscal 2006 and 2005, respectively. We have an algorithm for calculating the value of reserves that takes the last 18 months of experience into account, resulting in a credit to revenue in the first quarter of 2006.

Professional services and other revenues. We offer a variety of professional services that include project management, implementation, data conversion, integration, custom report writing and training. Fair value for professional services is based upon separate sales of these services by us to other customers. Our professional services are generally billed based on hourly rates together with reimbursement for travel and accommodation expenses. Our professional services and other revenue also include revenue from our annual user conferences. We generally recognize revenue as these professional services are performed, except in the case of multi-year term license contracts which are described in the “term licenses” section above. Certain professional services arrangements involve acceptance criteria. In these cases, revenue and related expenses are recognized upon acceptance.

Based on our historical experience, we have recorded a returns reserve (benefit) to reduce (increase) revenues for the estimated returns for professional services and other revenues of $(17,000) and $(46,000) for the first quarter of fiscal 2006 and 2005, respectively.

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

•      tax planning opportunities; and

•      expectations for future earnings.

In considering whether or not we will realize a benefit from net deferred tax assets, recent losses must be given substantially more weight than any projections of future profitability. In 2003, we determined that, under applicable accounting principles, based on our history of consecutive losses since the second quarter of 2002, it was more likely than not that we would not realize any value for our net deferred tax assets. Accordingly, we established a valuation allowance equal to 100% of the amount of these assets. From fiscal 2004 through the first quarter of 2006, we continued to maintain a full valuation allowance against our deferred tax assets (except for a deferred tax asset in the United Kingdom) due to our history of losses through fiscal 2004. Income tax expense recorded in the future will be reduced to the extent sufficient positive evidence materializes to support a reversal of, or decrease in, the valuation allowance. A history of cumulative profitability is generally considered as sufficient positive evidence to support the more likely than not criterion for a decrease in or reversal of a valuation allowance.

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

The process for evaluating the potential impairment of goodwill is subjective and requires judgment at many points during the test including future revenue forecasts, discount rates and various reporting unit allocations. During the fourth quarter of 2005, we completed our annual impairment test which did not indicate impairment. During the first quarter of 2006, there were no events or circumstances which triggered an impairment review. Therefore, the second step of the impairment test was not necessary to perform.

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

Stock-based compensation. During the first quarter of 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial

Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not restated for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. We make quarterly assessments of the adequacy of our tax credit pool to determine if there are any deficiencies which require recognition in our condensed consolidated statements of operations.

We currently use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The fair value of our restricted stock units is calculated based on the fair market value of our stock on the date of grant. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

We estimate the volatility of our common stock based on an equally weighted average of historical and implied volatility of the Company’s common stock. We determined that a blend of historical and implied volatility is more reflective of the market conditions and a better indicator of expected volatility than using purely historical volatility. We estimate the expected life of options granted based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. We base the risk-free interest rate on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience over the last ten years.

The guidance in SFAS 123R and SAB 107 is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and could materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

The adoption of SFAS 123R had a material impact on our condensed consolidated financial position and results of operations. See Note 4, “Stock Based Compensation”, for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense.

Recent Accounting Pronouncements

No recent accounting pronouncements have been issued which would currently have a material effect on Advent’s condensed consolidated financial position, results of operations, or cash flow.

Restatement of Financial Statements and Revision of Stock-Based Employee Compensation Expense Disclosures

Restatement of Financial Statements

In connection with the preparation of the Company’s consolidated financial statements for the fiscal year ended December 31, 2005, we determined that the previously issued financial statements contained in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and 2005, June 30, 2004 and 2005, and September 30, 2004 and 2005 should be restated to correct errors in those financial statements. The decision to restate these financial statements was made after management’s discovery of certain errors. The Company did not (i) include the benefit from the reversal of the deferred tax liability associated with the amortization of intangible assets of its European subsidiaries, or (ii) properly estimate the reduction in the valuation allowance associated with the deferred tax assets in the United States, in the calculation of its income tax provision. In addition, we did not adjust the amortization periods of certain leasehold improvements upon a change in the lease termination date at one of our facilities and, as a result, overstated depreciation expense for the fiscal quarters of 2004 and 2005. Further, we did not defer license, maintenance and professional services revenue, together with related expenses in sales and marketing, on certain term license arrangements in accordance with SOP 97-2 for each of the quarters of fiscal 2005.

The Company had previously disclosed that it would restate its unaudited financial statements for the first three quarters of 2004 and 2005 through the filing of amended Quarterly Reports on Form 10-Q/A for the first three quarters of 2005. As the Company has subsequently determined that the corrections to the Company’s net income (loss) were approximately $48,000 and $11,000 for the three months ended March 31, 2005 and 2004, respectively, we have determined that we will not file an amended Quarterly Report on Form 10-Q/A for the first quarter ended March 31, 2005. Instead, the Company has included its restated financial statements for the first quarter of 2005 in this Quarterly Report on Form 10-Q, in addition to providing a summary of the corrections on the financial statements for the first quarter of 2005 and 2004 below.

The following is a summary of the effect of these corrections on the Company’s condensed consolidated balance sheets as of March 31, 2005 and December 31, 2004, condensed consolidated statements of operations for the three months ended March 31, 2005 and 2004, and condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 (in thousands, except per share data):

	Consolidated Balance Sheets
	As Previously		As
	Reported	Adjustments	Restated
March 31, 2005
Prepaid expenses and other	$10,160	$68	$10,228
Total current assets	$172,405	$68	$172,473
Property and equipment, net	$16,793	$125	$16,918
Total assets	$312,353	$193	$312,546
Deferred revenues	$57,161	$247	$57,408
Income taxes payable	$2,668	$(71)	$2,597
Total current liabilities	$78,118	$176	$78,294
Total liabilities	$85,919	$176	$86,095
Accumulated deficit	$(102,080)	$17	$(102,063)
Total stockholders’ equity	$226,434	$17	$226,451
Total liabilities and stockholders’ equity	$312,353	$193	$312,546

December 31, 2004
Property and equipment, net	$18,432	$65	$18,497
Total assets	$354,577	$65	$354,642
Accumulated deficit	$(86,921)	$65	$(86,856)
Total stockholders’ equity	$265,675	$65	$265,740
Total liabilities and stockholders’ equity	$354,577	$65	$354,642

	Consolidated Statements of Operations
	As Previously		As
	Reported	Adjustments	Restated
Three months ended March 31, 2005
License and development fees revenue	$9,593	$(53)	$9,540
Maintenance and other recurring revenue	$25,287	$(43)	$25,244
Professional services and other revenue	$4,756	$(151)	$4,605
Total net revenues	$39,636	$(247)	$39,389
Cost of professional services and other revenue	$4,147	$(59)	$4,088
Total cost of revenues	$12,092	$(59)	$12,033
Gross margin	$27,544	$(188)	$27,356
Sales and marketing expense	$10,072	$(9)	$10,063
General and administrative expense	$8,413	$(60)	$8,353
Total operating expenses	$27,571	$(69)	$27,502
Loss from operations	$(27)	$(119)	$(146)
Income (loss) before income taxes	$870	$(119)	$751
Provision for (benefit from) income taxes	$85	$(71)	$14
Net income (loss)	$785	$(48)	$737
Basic net income per share	$0.02	$—	$0.02
Diluted net income per share	$0.02	$—	$0.02

Three months ended March 31, 2004
General and administrative expense	$5,981	$(10)	$5,971
Total operating expenses	$24,607	$(10)	$24,597
Income (loss) from operations	$(1,274)	$10	$(1,264)
Income (loss) before income taxes	$(1,148)	$10	$(1,138)
Benefit from income taxes	$—	$(1)	$(1)
Net income (loss)	$(1,148)	$11	$(1,137)
Basic net loss per share	$(0.03)	$—	$(0.03)
Diluted net loss per share	$(0.03)	$—	$(0.03)

	Consolidated Statements of Cash Flows
	As Previously		As
	Reported	Adjustments	Restated
Three months ended March 31, 2005
Net income (loss)	$785	$(48)	$737
Depreciation and amortization	$3,957	$(60)	$3,897
Prepaid and other assets	$1,026	$(68)	$958
Deferred revenues	$(631)	$247	$(384)
Income taxes payable	$(1,368)	$(71)	$(1,439)

Three months ended March 31, 2004
Net income (loss)	$(1,148)	$11	$(1,137)
Depreciation and amortization	$5,508	$(10)	$5,498
Income taxes payable	$(218)	$(1)	$(219)

Revision of Stock-Based Employee Compensation Expense Disclosures

In addition, management of the Company also determined that our pro forma disclosure relating to stock based employee compensation expense for the quarters ended March 31, 2004 and 2005, contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, was incorrect. Specifically, the revisions related to the attribution period of pro forma stock-based employee compensation from non-routine stock compensation arrangements, including those with non-standard vesting terms or performance conditions. As a result, we have revised the disclosure for stock-based employee compensation expense determined under the fair value based method for the three months ended March 31, 2005 and 2004 by increasing (decreasing) the expense by $(39,000) and $463,000, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation to better reflect our view of the current business. These reclassifications do not affect total net revenues, net income, cash flows, or stockholders’ equity.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

The following table sets forth, for the periods indicated, certain financial information as a percentage of total net revenues. The financial information and the ensuing discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto:

	Three Months Ended March 31
	2006	2005
		(Restated,
		See Note 2)
Net revenues:
License and development fees	22%	24%
Maintenance and other recurring	68	64
Professional services and other	10	12

Total net revenues	100	100

Cost of revenues:
License and development fees	1	1
Maintenance and other recurring	18	18
Professional services and other	11	10
Amortization of developed technology	1	2

Total cost of revenues	31	31

Gross margin	69	69

Operating expenses:
Sales and marketing	28	26
Product development	18	20
General and administrative	18	21
Amortization of other intangibles	2	3
Restructuring charges	0	0

Total operating expenses	67	70

Income (loss) from operations	2	(0)
Interest income and other expense, net	3	2

Income before income taxes	5	2
Provision for (benefit from) income taxes	(2)	0

Net income	8%	2%

NET REVENUES

	Three Months Ended March 31
	2006	2005	Change
		(Restated,
		See Note 2)
Total net revenues (in thousands)	$43,656	$39,389	$4,267

Our net revenues are made up of three components: license and development fees; maintenance and other recurring; and professional services and other. License revenues are derived from the licensing of software products, while development fees are derived from development contracts that we have entered into with other companies, including customers and development partners. Maintenance and other recurring revenues are derived from maintenance fees charged in the initial licensing year, renewals of annual maintenance services in subsequent years and recurring revenues derived from our subscription-based and transaction-based services. Professional services and other revenues include fees for consulting, training services, commission revenues from soft dollaring of third-party products and services and our user conferences.

Each of the major revenue categories has historically varied as a percentage of net revenues and we expect this variability to continue in future periods. This variability is partially due to the timing of the introduction of new products, the transitioning to a term license model, the relative size and timing of individual software licenses, as well as the size of the implementation, the resulting proportion of the maintenance and professional services components of these license transactions and the amount of client use of pricing and related data. As required by SOP 97-2, the Company defers all of the revenue for term license contracts where we also perform implementation services until we have completed those services. As a result, in the first quarter of 2006 we deferred approximately $300,000 of license revenue, $200,000 of maintenance revenue, $1.4 million of professional services revenue and approximately $600,000 of related expenses into future quarters. We expect total net revenues for the second quarter of 2006 to be between $42 million and $44 million.

License and Development Fees

	Three Months Ended March 31
	2006	2005	Change
		(Restated,
		See Note 2)
License and development fees (in thousands)	$9,626	$9,540	$86
Percent of total net revenues	22%	24%

The slight increase in license revenue and development fees reflected two main factors. First, we believe the overall economic outlook and conditions within the financial services industry remained positive in the first quarter of 2006, which contributed to increases in capital expenditures by our customers. Second, our focus of transitioning sales of our core products on a term basis continued to gain momentum, resulting in an increase of total license and development fees, despite perpetual license revenues decreasing $1.4 million for the three months ended March 31, 2006, as compared to the same quarter in 2005. Perpetual license revenue in the first quarter of 2006 was also boosted by acceptance on a $625,000 Geneva perpetual contract that was recognized in the quarter. Term license revenues increased $0.9 million for the three months ended March 31, 2006 compared to the same quarter in 2005, and represented 34% of total license revenue as compared to 20% in the first quarter of 2005.

In addition, our Geneva-related revenues increased by approximately $0.5 million as compared to the same quarter in 2005. This increase can be attributed in part to the growth in assets under administration for our fund administration clients, where certain Geneva contracts provide for quarterly or annual fees based on assets, resulting in significant recurring quarterly or annual revenue. We expect license and development fee revenue to decrease in the second quarter of 2006 relative to the first quarter of 2006, as the first quarter included a significant Geneva contract which we do not expect to repeat in the second quarter.

We typically license our products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the number of site installations and the number of authorized users. We earn development fees when we provide product solutions which are not part of our standard product offering but will be incorporated into our future releases. For the three months ended March 31, 2006 and 2005, revenue from development fees has been less than 2% of total license and development fees revenue. For the three months ended March 31, 2006 and 2005, soft dollar revenues generated from Advent product and services paid for through soft dollar transactions represented less than 3% of total license and development fees revenue.

Maintenance and Other Recurring Revenues

	Three Months Ended March 31
	2006	2005	Change
		(Restated,
		See Note 2)
Maintenance and other recurring revenues (in thousands)	$29,704	$25,244	$4,460
Percent of total net revenues	68%	64%

Maintenance and other recurring revenues increased 18% from the first quarter of 2005, reflecting an increase in new maintenance support contracts as a result of the increase in the number of new license deals, price increases to our installed customer base, an increase in demand for our data services and an increase in our recurring revenue sharing stream. We disclose our maintenance renewal rate one quarter in arrears in order to include substantially all payments received against the maintenance invoices for that quarter. Our maintenance renewal rate has been in the range of 86% to 90% over the past five quarters and was 88% for the fourth quarter of 2005. In addition, we recognized a net benefit from reducing our maintenance revenue reserves of approximately $0.7 million. We have an algorithm for calculating the value of reserves that takes the previous 18 months of experience into account, which resulted in the credit to revenue. Recurring revenue increased significantly as a result of our receiving a revenue share from transaction charges generated by a partner program that began in 2004, as well as growth in our subscription and data management revenue streams, especially Advent Custodial Data (ACD). We expect that maintenance and recurring revenues will be flat in the second quarter of 2006 as compared to the first quarter.

Professional Services and Other Revenues

	Three Months Ended March 31
	2006	2005	Change
		(Restated,
		See Note 2)
Professional services and other revenues (in thousands)	$4,326	$4,605	$(279)
Percent of total net revenues	10%	12%

Professional services and other revenues include consulting, project management, custom integration, custom work, training and soft dollar transactions for products and services not related to Advent product or services.

In the first quarter of 2006, increases in our general consulting, training and custom reporting revenues associated with Advent Office and Geneva implementations were more than offset by a decrease in revenues earned from third party products paid through soft dollar transactions due to write-offs and reserves of $0.6 million and also by the deferral of approximately $1.4 million of professional services revenue under SOP 97-2, for services performed on term license implementations which were not completed at the end of the quarter. We expect that revenues from professional services and other will increase modestly in the second quarter of 2006 relative to the first quarter.

Revenues by Segment

	Three Months Ended March 31
(in thousands)	2006	2005	Change
		(Restated,
		See Note 2)
Advent Investment Management	$38,593	$34,123	$4,470
MicroEdge	4,852	4,659	193
Other	211	607	(396)

Total revenues	$43,656	$39,389	$4,267

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

The 13% increase in AIM’s revenue in the three months ended March 31, 2006 reflects primarily an increase in new maintenance support contracts as a result of new license deals and price increases for maintenance contracts from our installed customer base, partially offset by attrition from within our existing installed customer base.

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

The 4% increase in MicroEdge revenue in the first quarter of 2006 reflects the improved economic conditions and general trend of increased charitable contributions that has persisted for the past few years. This increase in charitable contributions received by the foundations sector has enabled foundations to increase their information technology expenditures which resulted in the increase in MicroEdge revenue in the first quarter of 2006.

COST OF REVENUES

	Three Months Ended March 31
	2006	2005	Change
		(Restated,
		See Note 2)
Total cost of revenues (in thousands)	$13,464	$12,033	$1,431
Percent of total net revenues	31%	31%

Our cost of revenues is made up of four components: cost of license and development fees; cost of maintenance and other recurring; cost of professional services and other; and amortization of developed technology.

Cost of License and Development Fees

	Three Months Ended March 31
	2006	2005	Change
Cost of license and development fees (in thousands)	$447	$256	$191
Percent of total license revenues	5%	3%

Cost of license and development fees consists primarily of royalties and other fees paid to third parties, the fixed direct labor involved in producing and distributing our software, labor costs associated with generating development fees and cost of product media including duplication, manuals and packaging materials. The increase in the first quarter of 2006 is due primarily to increases in royalty expenses and payroll related expenses. We expect cost of license and development fees, consistent with the expected decrease in license revenue, to decrease in the second quarter of 2006 as compared to the first quarter of 2006.

Cost of Maintenance and Other Recurring

	Three Months Ended March 31
	2006	2005	Change
Cost of maintenance and other recurring (in thousands)	$7,699	$7,075	$624
Percent of total maintenance revenue	26%	28%

Cost of maintenance and other recurring revenues is primarily comprised of the direct costs of providing technical support and other services for recurring revenues and royalties paid to third party subscription-based and transaction-based vendors. The increase in absolute dollars in the first quarter of 2006 was due primarily to an increase in compensation and related costs including bonuses and fringe benefits. Also included in compensation and related benefits are stock-based compensation costs of $256,000 as a result of adopting SFAS 123R at the beginning of fiscal 2006. We expect cost of maintenance and other recurring revenues to be up slightly in the second quarter over the first quarter of 2006.

Cost of Professional Services and Other

	Three Months Ended March 31
	2006	2005	Change
		(Restated,
		See Note 2)
Cost of professional services and other (in thousands)	$4,924	$4,088	$836
Percent of total professional services and other revenues	114%	89%

Cost of professional services and other revenue consists primarily of personnel related costs associated with the client services and support organization in providing consulting, custom report writing and conversions of data from clients’ previous systems. Also included are direct costs associated with third-party consultants and travel expenses. The increase in the first quarter of 2006 reflects increases in payroll related expenses including $205,000 of stock-based compensation, allocated expenses and travel and entertainment expenses. Gross margin on professional services and other revenues were negatively impacted by the $0.6 million of write-offs and reserves incurred in the first quarter of 2006 associated with third party products paid through soft dollar transactions as noted above. These write-offs and reserves resulted in cost of professional services representing 114% of total professional services and other revenues for the first quarter of 2006. We expect cost of professional services and other to increase in line with revenues in the second quarter of 2006 as compared to the first quarter.

Amortization of Developed Technology

	Three Months Ended March 31
	2006	2005	Change
Amortization of developed techology (in thousands)	$394	$614	$(220)
Percent of total net revenues	1%	2%

Amortization of developed technology represents amortization of acquisition-related intangible assets. The decrease in amortization of developed technology is attributed to intangibles which were fully amortized or written off during fiscal 2005 and the first quarter of 2006. We expect amortization of developed technology to be flat in the second quarter of 2006 as compared to the first quarter.

OPERATING EXPENSES

Sales and Marketing

	Three Months Ended March 31
	2006	2005	Change
		(Restated,
		See Note 2)
Sales and marketing (in thousands)	$12,142	$10,063	$2,079
Percent of total net revenues	28%	26%

Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars. The increase in expenses in the first quarter of 2006 was due primarily to stock compensation expenses of $1.1 million as a result of adopting SFAS 123R in the first quarter of 2006, as well as increases in travel expenses, marketing costs and a higher allocation of information technology costs contributed to increase in the first quarter of 2006. We allocated payroll and related costs of certain IT personnel from general and administrative expense to sales and marketing expense as these employees were working on specific projects relating to the sales and marketing function. We expect sales and marketing expenses to be approximately flat in the second quarter of 2006 relative to the first quarter.

Product Development

	Three Months Ended March 31
	2006	2005	Change

Product development (in thousands)	$7,935	$7,956	$(21)
Percent of total net revenues	18%	20%

Product development expenses consist primarily of salary and benefits for our development staff as well as contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services. We account for product development costs in accordance with SFAS 2, “Accounting for Research and Development Costs”, and SFAS 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, which specifies that costs incurred to develop computer software products should be charged to expense as incurred until technological feasibility is reached for the products. Once technological feasibility is reached, all software costs should be capitalized until the product is made available for general release to customers. The capitalized costs will be amortized using the greater of the ratio of the products current gross revenues to the total of current expected gross revenues or on a straight-line basis over the software’s estimated economic life of approximately three years.

The slight decrease in 2006 was due primarily to the net capitalization of software development costs of $772,000 during the first quarter of 2006, as compared to zero in the first quarter of 2005. This decrease was partially offset by stock compensation expenses of $744,000 as a result of adopting SFAS 123R in the first quarter of 2006. We expect product development expenses to be flat to slightly up in the second quarter of 2006 due to reduced amounts capitalized under SFAS 86, as compared to the first quarter.

General and Administrative

	Three Months Ended March 31
	2006	2005	Change
		(Restated,
		See Note 2)
General and administrative (in thousands)	$7,946	$8,353	$(407)
Percent of total net revenues	18%	21%

General and administrative expenses consist primarily of personnel costs for finance, administration, operations and general management, as well as legal and accounting expenses. The decrease in expenses in the first quarter of 2006 reflects lower personnel costs (excluding stock-based compensation expense) primarily due to lower utilization of information technology (IT) personnel in our general and administrative function. During the first quarter of 2006, we allocated payroll and related costs of approximately $470,000 related to certain IT personnel to sales and marketing expense and cost of professional services as these employees were working on specific projects relating to these functions. The decrease in general and administrative expense in the first quarter of 2006 also reflected decreased litigation costs of $397,000 and outside consulting costs of $436,000 due to lower utilization. These decreases were partially offset by stock compensation expenses of $824,000 as a result of adopting SFAS 123R in the first quarter of 2006 and an increase in rent expense of approximately $304,000 primarily resulting from higher rent expense due to our entry into a definitive lease agreement on January 6, 2006 for our future headquarter facilities located at 600 Townsend Street in San Francisco, California which was slightly offset by lower rent expense from our New York, New York facilities as we exited one floor of our office space in May 2005. We expect general and administrative expenses to be approximately flat in the second quarter of 2006 as compared to the first quarter.

Amortization of Other Intangibles

	Three Months Ended March 31
	2006	2005	Change
Amortization of other intangibles (in thousands)	$979	$1,047	$(68)
Percent of total net revenues	2%	3%

Amortization of other intangibles represents amortization of non-technology related intangible assets. The slight decrease in amortization of other intangibles in the first quarter of 2006 was attributed to foreign currency translation adjustments. We expect amortization of other intangibles to be flat in the second quarter of 2006 as compared to the first quarter.

Restructuring Charges

	Three Months Ended March 31
	2006	2005	Change

Restructuring charges (in thousands)	$141	$83	$58
Percent of total net revenues	0%	0%

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

During the three months ended March 31, 2006, we recorded a net restructuring charge of $141,000 primarily to adjust original estimates for facilities in San Francisco, California and New York, New York. During the three months ended March 31, 2005, we recorded a net restructuring charge of $83,000 primarily to adjust our original estimates for vacated facilities in Concord, California.

The following table sets forth an analysis of the components of the payments and restructuring charges made against the accrual during the three months ended March 31, 2006 (in thousands):

	Facility Exit	Severance &
	Costs	Benefits	Total

Balance of restructuring accrual at December 31, 2005	$4,553	$7	$4,560
Cash payments	(900)	—	(900)
Adjustment of prior restructuring costs	141	—	141

Balance of restructuring accrual at March 31, 2006	$3,794	$7	$3,801

Of the remaining restructuring accrual of $3.8 million at March 31, 2006, $0.8 million and $3.0 million are included in accrued liabilities and other long-term liabilities, respectively, on the accompanying condensed consolidated balance sheet. As of March 31, 2006, the remaining excess facility costs of $3.8 million are stated at estimated fair value, net of estimated sublease income of approximately $8.3 million. We expect to pay remaining obligations in connection with vacated facilities no later than over the remaining lease terms, which expire on various dates through 2012. We expect to pay the remaining severance and benefits in 2006.

Operating Income (Loss) by Segment

	Three Months Ended March 31
(in thousands)	2006	2005	Change
		(Restated,
		See Note 2)
Advent Investment Management	$5,113	$666	$4,447
MicroEdge	951	849	102
Other	(468)	—	(468)
Unallocated corporate operating costs and expenses
Stock-based employee compensation	(3,174)	—	(3,174)
Amortization of developed technology	(394)	(614)	220
Amortization of other intangibles	(979)	(1,047)	68

Total operating income (loss)	$1,049	$(146)	$1,195

Operating income for the AIM segment increased by approximately $4.4 million in the first quarter of 2006 compared with the first quarter of 2005. This improvement generally reflects an increase in AIM revenues of $4.5 million. MicroEdge’s operating income increased by $102,000 from the first quarter of 2005 primarily due to an increase in revenues of $193,000 as described above. Operating loss for our “Other” segment was $468,000 for the first quarter of 2006 compared to zero in the first quarter of 2005. The increase in operating loss was due primarily to a decrease in our broker/dealer subsidiaries’ revenues of $396,000 resulting from our decision during the first quarter of 2006 to wind down the soft dollar component of its business as it no longer fits with the Company’s corporate strategy. We anticipate that we will cease soft dollaring of Advent or third party products and services through this subsidiary around the end of the second quarter of 2006.

Interest Income and Other Expense, Net

	Three Months Ended March 31
	2006	2005	Change
Interest income and other expense, net (in thousands)	$1,346	$897	$449
Percent of total net revenues	3%	2%

Interest income and other expense, net consists of interest income, realized gains and losses on short-term investments, and foreign currency gains and losses. For the three months ended March 31, 2006 and 2005, interest income and other expense, net totaled $1.3 million and $897,000, respectively. The increase in interest income and other expense, net for the first quarter of 2006 primarily reflected higher interest income of approximately $361,000 primarily as a result of higher average interest rates. The remaining components of interest income and other expense, net fluctuate primarily due to foreign currency gains and losses and realized gains and losses from sales of investments.

Provision For (Benefit from) Income Taxes

	Three Months Ended March 31
	2006	2005	Change
		(Restated,
		See Note 2)
Provision for (benefit from) income taxes (in thousands)	$(1,007)	$14	$(1,021)
Percent of total net revenues	-2%	0%

For the three months ended March 31, 2006, we recorded a benefit from income taxes of $1.0 million, compared to a provision of $14,000 during the three months ended March 31, 2005. We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities to be recognized as deferred tax assets and liabilities. During the fourth quarter of 2003, we established a full valuation allowance against our deferred tax assets in the United States because we determined it is more likely than not that these deferred tax assets will not be realized in the foreseeable future. The benefit from income taxes of $1.0 million for the three months ended March 31, 2006 primarily reflects the receipt of a state income tax refund of $0.5 million and a reduction in other projected tax liabilities associated with the expiration of federal income tax return contingency of approximately $0.6 million slightly offset by federal alternative minimum tax and various state obligations.

LIQUIDITY AND CAPITAL RESOURCES

Our aggregate cash, cash equivalents and marketable securities were $136.5 million at March 31, 2006, compared with $163.4 million at December 31, 2005. Cash equivalents are comprised of highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase.

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Three Months Ended March 31
	2006	2005

Net cash provided by operating activities	$9,260	$5,417
Net cash provided by (used in) investing activities	$(9,474)	$31,120
Net cash used in financing activities	$(31,153)	$(37,444)

Cash Flows from Operating Activities

Our cash flows from operating activities represent the most significant source of funding for our operations. Our cash provided by operating activities generally follows the trend in our net revenues and operating results. Our cash provided by operating activities of $9.3 million during the three months ended March 31, 2006 was primarily the result of our net income and non-cash charges including stock-based compensation and depreciation and amortization during the quarter. Other sources of cash during the first quarter of 2006 included decreases in accounts receivable and increases in deferred rent and deferred revenue. The decrease in accounts receivable primarily reflected improved collections during the quarter. Days’ sales outstanding decreased to 64 days from 71 days in the first quarter of 2005. The increase in deferred rent resulted from the entry into a definitive lease agreement on January 6, 2006 for our future headquarter facilities located at 600 Townsend Street in San Francisco, California.

The increase in deferred revenue primarily reflected our continued transition to the term license model. Uses of our operating cash included an increase in our prepaid and other assets and decreases in accounts payable, accrued liabilities and income taxes payable. The increase in prepaid and other assets primarily reflected a receivable established for the tenant improvement allowance associated with our 600 Townsend lease agreement, which was slightly reduced by cash payments by the lessor during the quarter. The decreases in accounts payable and accrued liabilities reflected cash payments of fiscal 2005 liabilities including year-end payables and bonuses, commissions, payroll taxes, settlement of claims of certain former members and employees of Advent Outsource Data Management, and legal costs associated with the discovery phase of the Kinexus earnout litigation. The decrease in income taxes payable during the first quarter of 2006 reflected cash payments related to state income taxes and reductions in other projected tax liabilities.

Our cash provided by operating activities of $5.4 million during the first quarter of 2005 was primarily the result of our net income and non-cash charges including depreciation, amortization, and loss on investments and disposal of fixed assets during the quarter. Other sources of cash during the first quarter of 2005 included decreases in accounts receivable, prepaid and other assets and increases in deferred revenue. The decrease in accounts receivable primarily reflected strong collections during the quarter. Days’ sales outstanding decreased to 71 days from 73 in the prior quarter. The decrease in prepaid and other assets primarily reflected prepaid expense amortization. The increase in deferred revenue reflected an increase in deferred maintenance. Uses of our operating cash included a reduction in income taxes payable as a result of the payment of a tax settlement.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, amount of revenue deferred, collection of accounts receivable, and timing of payments.

Cash Flows from Investing Activities

Net cash used in investing activities of $9.5 million for the three months ended March 31, 2006 consisted primarily of net purchases of marketable securities of $4.5 million, capital expenditures of $3.0 million, a change in restricted cash of $1.2 million to secure a bank line of credit, and capitalized software development costs of $0.8 million. During the first quarter of 2006 restricted cash increased $1.2 million as we secured a bank line of credit of $1.2 million associated with the Company’s entry into a definitive lease agreement with Toda Development, Inc. (“Toda”) on January 6, 2006 for its future headquarter facility located 600 Townsend Street in San Francisco, California. In the event that Advent is in default under the terms of this lease agreement, the letter of credit may be drawn upon by Toda.

Net cash provided by investing activities of $31.2 million for the three months ended March 31, 2005, consisted primarily of net sales and maturities of marketable securities of $32.7 million offset by capital expenditures of $0.7 million and cash used in acquisitions of $0.8 million for the final earn-out payment made to the shareholders of Advent Outsource Data Management.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2006 of $31.2 million reflected the repurchase of 1.2 million shares of our common stock for $33.7 million, partially offset by proceeds received from the exercise of stock options of $2.6 million. Net cash used in financing activities for the three months ended March 31, 2005 of $37.4 million reflected the repurchase of 2.1 million shares of our common stock for $38.0 million, partially offset by proceeds received from the exercise of stock options of $0.6 million.

Our liquidity and capital resources in any period could be affected by the exercise of outstanding stock options and issuance of common stock under our employee stock purchase plan. The resulting increase in the number of outstanding shares could also affect our per share results of operations. However, we cannot predict the timing or amount of proceeds from the exercise of these securities, or whether they will be exercised at all. Furthermore, we intend to continue our stock repurchase activity under the share repurchase program approved by the Board of Directors and publicly announced in April 2006. Under this repurchase plan, approximately 2.3 million shares have been authorized to be repurchased subject to various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

At March 31, 2006, we had $95.7 million in working capital. We currently have no significant capital commitments other than commitments under our operating leases, which increased from $21.9 million at December 31, 2005 to $42.0 million at March 31, 2006, primarily as a result of our entry into a definitive lease agreement on January 6, 2006 for our future headquarter facilities located at 600 Townsend Street in San Francisco, California.

The following table summarizes our contractual cash obligations as of March 31, 2006 (in thousands):

	Nine
	Months Ended
	December 31	Years Ended December 31
	2006	2007	2008	2009	2010	Thereafter	Total
Operating lease obligations, net of sub-lease income	$5,092	$6,103	$6,955	$4,125	$3,778	$15,961	$42,014

At March 31, 2006 and December 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We expect that for the foreseeable future, our operating expenses and potential stock repurchases will continue to constitute a significant use of cash flow. In addition, we may use cash to fund acquisitions or invest in other businesses. Based upon our past performance and current expectations, we believe that our cash and cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases and financing activities for the foreseeable future.

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements as of March 31, 2006 consist of obligations under operating leases. See Note 12, “Commitments and Contingencies” to the condensed consolidated financial statements and the “Liquidity and Capital Resources” section above for further discussion and a tabular presentation of our contractual obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Historically, much of our revenues and capital spending was transacted in U.S. dollars. However, since the acquisitions of Advent Denmark, Advent Norway, Advent Sweden, Advent Netherlands, and Advent Europe’s remaining distributors in the United Kingdom and Switzerland, whose revenues, with the exception of Geneva transactions and capital spending, are transacted in local country currencies, we have greater exposure to foreign currency fluctuations. We do not believe that a hypothetical 10% change in foreign currency exchange rates would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our interest rate risk relates primarily to our investment portfolio, which consisted of $32.2 million in cash equivalents and $96.9 million in marketable securities as of March 31, 2006. An immediate sharp increase in interest rates could have a material adverse effect on the fair value of our investment portfolio. Conversely, immediate sharp declines in interest rates could seriously harm interest earnings of our investment portfolio. We do not currently use derivative financial instruments in our investment portfolio, nor hedge for these interest rate exposures.

By policy, we limit our exposure to longer-term investments, and the majority of our investment portfolio at March 31, 2006 and December 31, 2005 had interest rate maturities of less than one year. As a result of the relatively short duration of our portfolio, an immediate hypothetical parallel shift to the yield curve of plus 25 basis points (“BPS”), 50 BPS and 100 BPS would result in a reduction of 0.17% ($217,000), 0.34% ($435,000) and 0.67% ($869,000), respectively, in the market value of our investment portfolio as of March 31, 2006.

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

Our investments in privately held companies are assessed for impairment when a review of the investee’s operations indicates that a decline in value of the investment is other than temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. Impaired investments in privately held companies are written down to estimated fair value. We estimate fair value using a variety of valuation methodologies. Such methodologies include comparing the private company with publicly traded companies in similar lines of business, applying revenue multiples to estimated future operating results for the private company and estimating discounted cash flows for that company. We could lose our entire investment in these companies. At March 31, 2006, our net investments in privately-held companies totaled $8.5 million, which was principally comprised of our investment in LatentZero.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(f) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that because the material weaknesses in internal control over financial reporting which were previously identified in “Management’s Report on Internal Control over Financial Reporting” included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2005 have not yet been remediated, our disclosure controls and procedures were ineffective as of March 31, 2006 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to Advent’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting which were identified in connection with the evaluation required by Rule 13a-15(e) of the Exchange Act that occurred during the first quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, Advent’s internal control over financial reporting.

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

In September 2003, NetJets Aviation, Inc. (formerly known as Executive Jet Aviation, Inc.) filed suit against B. Douglas Morriss, Rueben Morriss and Barbara Morriss in the Circuit Court of the County of Saint Louis, Missouri for their alleged failure to pay for their use of private jet aircraft leased and managed by plaintiffs. In April 2005, plaintiffs amended their complaint to join approximately 15 additional entities allegedly controlled by B. Morriss as defendants in the suit, including Kinexus Corporation, which was acquired by Advent Software, Inc. after the alleged conduct in plaintiffs’ lawsuit. The complaint alleges breach of contract and seeks approximately $1.1 million in damages, as well as interest and attorneys’ fees. Kinexus was not served with the complaint and became aware of the lawsuit through co-defendant’s counsel in November 2005.

Kinexus entered an appearance at a scheduling conference for the case in April 2006 and filed an answer to the complaint on the same day, disputing the plaintiff’s claims against Kinexus. Kinexus believes that it has meritorious defenses and intends to vigorously defend this suit. Management believes that any potential loss associated with this litigation is neither probable nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

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

Item 1A. Risk Factors

Investors should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of, but are not limited to, these risks. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q filed with the SEC, including our consolidated financial statements and related notes thereto.

Our Operating Results May Fluctuate Significantly.

Although we are transitioning to a predominantly term license model, perpetual licenses still constituted approximately two-thirds of our first quarter of 2006 software license revenues. Term license contracts are comprised of both software licenses and maintenance services, and we typically allocate 55% of the term revenue to license and 45% of the term revenue to maintenance, based on the relative economic value of these two elements. Individual perpetual software licenses vary significantly in value, and the value and timing of these transactions can therefore cause our quarterly license revenues to fluctuate. We have often recognized a substantial portion of each quarter’s license revenues in the last month, weeks or even days of the quarter. As a result, the magnitude of quarterly fluctuations in license revenue may not be evident until late in or after the close of a particular quarter and a disruption late in the quarter may have a disproportionately large negative impact on revenue. In addition, some of our large professional services contracts contain performance milestones or acceptance clauses, which affect the timing of revenue recognized under such contracts. As a result of these and other factors, our quarterly net revenues may fluctuate significantly. Our expense levels are based in significant part on our transition to term license revenue recognition and expectations of future revenues and therefore are relatively fixed in the short term. Due to the fixed nature of these expenses, combined with the relatively high gross margin historically achieved on our products, an unanticipated decline in net revenues in any particular quarter may adversely affect our operating results. These factors have impacted and may continue to impact our operating results.

We are in a transition from selling predominantly perpetual licenses to selling a mix of perpetual and multi-year term licenses, and we expect term license revenue to increase as a proportion of total license revenue in the future. We generally recognize revenue for term licenses ratably over the period of the contract term, which is typically one to five years. We recognized approximately 24% of license revenue from term licenses in fiscal 2005, as compared to 11% in 2004 and 4% in 2003; this increased to approximately 34% of license revenue in the first quarter of 2006. We recognized approximately 3% of maintenance and other recurring revenues from term licenses in fiscal 2005, as compared with 1% in 2004 and 1% in 2003. If we are successful in our strategy to increase the proportion of our business signed on term license contracts, it will result in a greater portion of license revenue being deferred and as a result, our license revenue and profitability could be reduced in the short term. However, over the long-term, we expect that increases in deferred license revenue will lower the quarterly variability of license revenues. Backlog, which we have defined as the value of multi-year term license contracts which contain a binding commitment for the full contract term and which is not included in deferred revenue, may fluctuate year over year. We exclude from the backlog calculation, contracts which contain non-binding annual renewal options for additional years and contracts with customers who do not meet our credit checking process and from whom we have not yet received payment.

In addition, we experience seasonality in our license revenue. The fourth quarter of the year typically has the highest license revenue, followed by lower license revenue in the first quarter of the succeeding year. We believe that this seasonality results primarily from customer budgeting cycles and expect this seasonality to continue in the future, although if we are successful in moving more of our licenses to a term model, we believe the impact of this seasonality will likely decrease in the long term.

Because of the above factors, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance.

Our Sales Cycle is Long and We Have Limited Ability to Forecast the Timing and Amount of Specific Sales and the Timing of Specific Implementations.

The purchase of our software products often requires prospective customers to provide significant executive-level sponsorship and to make major systems architecture decisions. As a result, we must generally engage in relatively lengthy sales and contracting efforts. Sales transactions may therefore be delayed during the customer decision process because we must provide a significant level of education to prospective customers regarding the use and benefit of our products. This was exacerbated by the adverse and uncertain economic conditions in 2002 and 2003 that caused existing and potential clients to reduce or cancel expenditures and delay decisions related to acquisition of software and related services. While we have seen somewhat improved economic conditions in 2004 and 2005, customers are still cautious about capital and information technology expenditures. As a result, the sales cycle associated with the purchase of our solutions is typically between two and twelve months depending upon the size of the client, and is subject to a number of significant risks over which we have little or no control, including customers’ budgeting constraints, internal selection procedures, and changes in customer personnel, among others.

As a result of a lengthy and unpredictable sales cycle, we have limited ability to forecast the timing and amount of specific license sales. The timing of large individual license sales is especially difficult to forecast, and we may not be successful in closing large license transactions on a timely basis or at all. Customers may postpone their purchases of our existing products or product enhancements in advance of the anticipated introduction of new products or product enhancements by us or our competitors. When a customer purchases a term license together with implementation services we do not recognize any revenue under the contract until the implementation services are substantially complete. If we are not able to complete an implementation project for a term license in a quarter, it will cause us to defer all of the contract revenues to a subsequent quarter. Because our expenses are relatively fixed in the near term, any shortfall from anticipated revenues could result in a significant variation in our operating results from quarter to quarter.

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

We Face Intense Competition.

The market for investment management software is intensely competitive and highly fragmented, is subject to rapid change and is sensitive to new product introductions and marketing efforts by industry participants. Our largest single source of competition is from proprietary systems used by existing and potential clients, many of whom develop their own software for their particular needs and therefore may be reluctant to license software products offered by independent vendors like Advent. Other competitors include providers of software and related services as well as providers of outsourced services, and include the following vendors: Beauchamp Financial Technology, Blackbaud, Charles River Development, CheckFree Corporation, DST International, the Eagle subsidiary of Mellon Financial Corporation, Eze Castle Software, FT Interactive Data, IBSI, Indata, Kintera, LatentZero, Linedata, Macgregor Financial Technologies, Schwab Performance Technologies, Simcorp A/S, SS&C Technologies (“SS&C”), SunGard Data Systems, Inc. (“SunGard”), and the Portia Division of Thomson Financial.

Our competitors vary in size, scope of services offered and platforms supported. Many of our competitors have longer operating histories and greater financial, technical, sales and marketing resources than we do. In addition, consolidation has occurred among some of the competitors in our markets. In 2005, three of Advent’s competitors were acquired with the possibility of forming even larger companies through additional acquisitions of companies and technologies. In April 2005, Financial Models Company, Inc. was acquired by SS&C. Sunshine Acquisition Corporation, a private equity firm affiliated with the Carlyle Group, later acquired SS&C in November 2005. SunGard was taken private after being acquired by a consortium of private equity investment firms in August 2005 and merged into Solar Capital Corporation. Any further consolidations among our competitors may result in stronger competitors in our markets and may therefore either result in a loss of market share or harm our results of operations. In addition, we also face competition from potential new entrants into our market that may develop innovative technologies or business models. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure will not result in price reductions, reduced operating margins or loss of market share, any one of which could seriously harm our business.

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

We Face Challenges in Expanding Our International Operations.

We market and sell our products in the United States and, to a lesser extent, internationally. In 1999, we entered into a distributor relationship with Advent Europe GmbH, an independent distributor of our products in selected European markets. In November 2001, we acquired the Norwegian, Swedish, and Danish subsidiaries of this independent distributor. In September 2002, we purchased their Greek subsidiary (“Advent Hellas”), which we subsequently sold in the fourth quarter of 2005; in May 2003, we purchased their Dutch subsidiary; and in May 2004, we purchased their remaining subsidiaries in the United Kingdom and Switzerland and certain assets of Advent Europe. To further expand our international operations, we would need to establish additional locations, acquire other businesses or enter into additional distribution relationships in other parts of the world. Any further expansion of our existing international operations and entry into new international markets could require significant management attention and financial resources. We cannot be certain that establishing businesses in other countries will produce the desired levels of revenues such as in the case of Advent Hellas. We currently have limited experience in developing localized versions of our products and marketing and distributing our products internationally. In addition, international operations are subject to other inherent risks, including:

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

The complex process of integrating our acquisitions has required and will continue to require significant resources, particularly in light of our relative inexperience in integrating acquisitions. Integrating these acquisitions has been and will continue to be time-consuming, expensive and disruptive to our business. This integration process has strained and could continue to strain our managerial resources, resulting in the diversion of these resources from our core business objectives. Failure to achieve the anticipated benefits of these acquisitions or to successfully integrate the operations of these entities has harmed and could continue to harm our business, results of operations and cash flows. For example, in the first quarter of 2003, we closed our Australian subsidiary because it failed to perform at a satisfactory profit level and similarly in the fourth quarter of 2005, we disposed of our Advent Hellas subsidiary because of less than satisfactory profitability. In addition, as we have expanded into new business areas and offerings through strategic alliances and internal development, as well as acquisitions, some of this expansion has required significant management time and resources without generating significant revenues. We have had difficulty and may continue to have difficulty creating demand for such offerings, and revenue growth for these newer business areas has suffered and may continue to suffer. For example, demand for our Techfi product line was significantly lower than expected and thus we discontinued certain products within our Techfi product line in September 2004. As a result, we recorded a non-cash impairment charge of $3.4 million in the third quarter of 2004 to write-off the carrying value of certain Techfi-related intangible assets.

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

Impairment of Investments Could Harm Our Results of Operations.

We have made and may make future investments in privately held companies, many of which are considered in the start-up or development stages. These investments, which we classify as other assets on our consolidated balance sheets, are inherently risky, as the market for the technologies or products these companies have under development is typically in the early stages and may never materialize. The value of the investment in these companies is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. Due to these and other factors, we have previously determined, and may in the future determine, that the value of these investments is impaired, which has caused and would cause us to write down the carrying value of these investments, such as the write-down of our investments of $2.0 million in fiscal 2003. Furthermore, we cannot be sure that future investment, license, fixed asset or other asset write-downs will not occur. If future write-downs do occur, they could harm our business and results of operations.

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

If Our Relationship with Financial Times/Interactive Data Is Terminated, Our Business May Be Harmed.

Many of our clients use our proprietary interface to electronically retrieve pricing and other data from Financial Times/Interactive Data (“FTID”). FTID pays us a commission based on their revenues from providing this data to our clients. Our software products have been customized to be compatible with their system and this software would need to be redesigned if their services were unavailable for any reason. Termination of our agreement with FTID would require at least two years notice by either us or them, or 90 days in the case of material breach. Our revenue could be adversely impacted if our relationship with FTID was terminated or their services were unavailable to our clients for any reason.

Potential Changes in Securities Laws and Regulation Governing the Investment Industry’s Use of Soft Dollars May Reduce Our Revenues.

Approximately 600 of our clients utilize trading commissions (“soft dollar arrangements”) to pay for software products and services, both through our broker/dealer subsidiary, Second Street Securities, and through other independent broker/dealers. During fiscal 2005, the total value of Advent products and services paid with soft dollars was approximately 6% of our total billings. In May of 2004, the SEC and the National Association of Securities Dealers (the “NASD”) set up a task force to consider soft dollar arrangements in the industry, and to provide the SEC with guidance on improving the transparency of fund transaction costs and distribution arrangements. Phase I of the task force focused on soft dollars and concluded with “The Report of the Mutual Fund Task Force on Soft Dollars and Portfolio Transaction Costs”, delivered to the SEC in November 2004 and recommending the SEC to:

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

During the first quarter of 2006, we began to wind down the soft dollar component of our SEC-registered broker/dealer subsidiary as it no longer fits with our corporate strategy. We anticipate that we will cease soft dollaring Advent or third party products and services through Second Street Securities around the end of the second quarter of 2006.

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

Changes in Securities Laws and Regulations May Increase Our Costs.

The Sarbanes-Oxley Act (“the Act”) of 2002 required changes in some of our corporate governance and securities disclosure and/or compliance practices. As part of the Act’s requirements, the SEC has enacted new rules on a variety of subjects, and the NASDAQ Stock Market has enacted new corporate governance listing requirements. These developments have increased and may in the future increase our accounting and legal compliance costs and could also expose us to additional liability if we fail to comply with these new rules and reporting requirements. In fiscal 2004 and 2005, we incurred approximately $2.1 million and $1.8 million, respectively, in Sarbanes-Oxley related expenses consisting of external consulting costs and auditor fees. In addition, such developments may make retention and recruitment of qualified persons to serve in executive management positions more difficult. We continue to evaluate and monitor regulatory and legislative developments and cannot reliably estimate the timing or magnitude of all costs we may incur as a result of the Act or other related legislation or regulation.

Changes in, or Interpretations of, Accounting Principles Could Result in Unfavorable Accounting Charges

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by us, the SEC and various bodies formed to interpret and create accounting principles. A change in these principles or a change in the interpretations of these principles, can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting principles that recently have been or may be affected include:

•      Software revenue recognition

•      Accounting for stock-based compensation

•      Accounting for income taxes

•      Accounting for business combinations and related goodwill

In particular, the FASB recently issued SFAS 123R which requires the measurement of all stock-based compensation to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our condensed consolidated statements of income. We were required to adopt SFAS 123R in the first quarter of fiscal 2006. The adoption of SFAS 123R had a significant adverse effect on our reported financial results. It will continue to significantly adversely affect our reported financial results and may impact the way in which we conduct our business.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

We currently use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants and employee stock purchase plan shares. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.

Please refer to Note 4, “Stock-Based Compensation”, for further information regarding the adoption of SFAS 123R.

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

Effective internal control is necessary for us to provide reliable financial reports. If we can not provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal control that need improvement including control deficiencies that may constitute material weaknesses. For example, as of December 31, 2005, the Company did not maintain effective controls over the accounting for income taxes, including the determination of deferred income tax liabilities and the related income tax provision. Specifically, the Company did not have adequate controls to (i) include the benefit from the reversal of the deferred tax liability associated with the amortization of intangible assets of its European subsidiaries, or (ii) properly estimate the reduction in the valuation allowance associated with the deferred tax assets in the United States, in the calculation of its income tax provision for the quarters ending March 31, 2004 and 2005, June 30, 2004 and 2005 and September 30, 2004 and 2005. This control deficiency resulted in adjustments to the fourth quarter of 2004 and 2005 financial statements and a restatement of the Company’s financial statements for each of the first three quarters of fiscal 2004 and 2005. Additionally, this control deficiency could result in a misstatement to the deferred income tax liabilities and income tax provision accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.

The Company also did not maintain effective controls over the accuracy, presentation and disclosure of the pro forma stock-based employee compensation expense in conformity with generally accepted accounting principles as of December 31, 2005. Specifically, the Company did not maintain effective controls to ensure that pro forma stock-based employee compensation expense from non-routine stock compensation arrangements, including those with non-standard vesting terms or performance vesting provisions, were expensed over the proper attribution period. As a result of this control deficiency, the Company’s disclosure of stock-based employee compensation expense for fiscal 2003 and 2004 and first three quarters of 2004 and 2005 have been revised. Additionally, this control deficiency could result in a misstatement of stock-based employee compensation expense that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

Management has determined that these control deficiencies constituted material weaknesses as of December 31, 2005 and March 31, 2006. Consequently, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2005 and March 31, 2006 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

Our current expectation is that our fiscal 2006 pre-tax income will be close to breakeven, due primarily to the impact of expensing for stock options under SFAS 123R, which we implemented on January 1, 2006. One element of our quantitative analysis of any control deficiency is its actual or potential financial impact, and any impact that is greater than 5% of our pre-tax income (loss) may be more likely to result in that deficiency being determined to be a significant deficiency or a material weakness. Accordingly, our projection of fiscal 2006 pre-tax income at a breakeven level will make it statistically less likely for us and our independent registered public accounting firm to determine that a control deficiency is not a material weakness.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In May 2004, the Board authorized the repurchase of 1.2 million shares of outstanding common stock. In September 2004, February 2005 and May 2005, the Board authorized an extension of this stock repurchase program to cover the repurchase of an additional 0.8 million, 1.8 million and 1.0 million shares of outstanding common stock, respectively. In March 2006, Advent completed this common stock repurchase program. During the first quarter of 2006, Advent repurchased 1.2 million shares of common stock under this repurchase program at a total cost of $33.7 million and an average price of $27.60 per share. Since the inception of this program in May 2004 through March 2006, Advent repurchased 4.8 million shares for a total cost of $98.2 million and an average price of $20.43 per share.

The following table provides a month-to-month summary of the repurchase activity under the stock repurchase program approved by the Board in May 2004 during the three months ended March 31, 2006:

			Maximum
	Total	Average	Number of Shares That
	Number	Price	May Yet Be Purchased
	of Shares	Paid	Under Our Share
	Purchased (1)	Per Share	Repurchase Programs
	(shares in thousands)

January 2006	—	$—	1,221
February 2006	757	27.20	464
March 2006	464	28.25	—

Total	1,221	$27.60	—

(1)  All shares were repurchased as part of publicly announced plans.

On April 25, 2006, Advent’s Board authorized the repurchase of an additional 2.3 million shares of the Company’s outstanding common stock. See Note 15, “Subsequent Events”, to the condensed consolidated financial statements for further information.

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

ADVENT SOFTWARE, INC.

Dated: May 10, 2006	By:	/s/ Graham V. Smith
Graham V. Smith Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)