Form 10-Q
period 2006-06-30
ADVENT SOFTWARE INC /DE/
filed 2006-08-08
CIK 1002225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2006

or

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
Yes  ☐ No ☒

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2006 was 28,140,110.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30	December 31
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$38,959	$70,941
Marketable securities	58,254	92,491
Accounts receivable, net	32,854	33,507
Prepaid expenses and other	17,759	12,403
Total current assets	147,826	209,342
Property and equipment, net	19,611	16,009
Goodwill	96,438	94,335
Other intangibles, net	7,183	8,758
Other assets	12,801	12,131

Total assets	$283,859	$340,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,751	$3,945
Accrued liabilities	17,079	20,637
Deferred revenues	72,900	64,839
Income taxes payable	1,230	2,801
Total current liabilities	94,960	92,222
Deferred income taxes	822	1,122
Other long-term liabilities	9,396	5,252

Total liabilities	105,178	98,596

Commitments and contingencies (See Note 11)

Stockholders’ equity:
Common stock	288	311
Additional paid-in capital	317,005	331,530
Accumulated deficit	(147,116)	(95,828)
Accumulated other comprehensive income	8,504	5,966
Total stockholders’ equity	178,681	241,979

Total liabilities and stockholders’ equity	$283,859	$340,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Net revenues:
License and development fees	$8,353	$9,634	$17,979	$19,174
Maintenance and other recurring	31,882	26,015	61,586	51,259
Professional services and other	4,125	5,278	8,451	9,883

Total net revenues	44,360	40,927	88,016	80,316

Cost of revenues:
License and development fees	338	384	785	640
Maintenance and other recurring	8,242	7,562	15,941	14,637
Professional services and other	5,150	4,392	10,074	8,480
Amortization of developed technology	263	614	657	1,228

Total cost of revenues	13,993	12,952	27,457	24,985

Gross margin	30,367	27,975	60,559	55,331

Operating expenses:
Sales and marketing	12,209	10,474	24,351	20,537
Product development	8,815	7,811	16,750	15,767
General and administrative	7,702	7,808	15,648	16,161
Amortization of other intangibles	1,020	1,020	1,999	2,067
Restructuring charges	124	1,520	265	1,603

Total operating expenses	29,870	28,633	59,013	56,135

Income (loss) from operations	497	(658)	1,546	(804)
Interest income and other, net	1,051	4,712	2,397	5,609

Income before income taxes	1,548	4,054	3,943	4,805
Provision for (benefit from) income taxes	(55)	116	(1,062)	130

Net income	$1,603	$3,938	$5,005	$4,675

Net income per share:
Basic	$0.05	$0.13	$0.17	$0.15
Diluted	$0.05	$0.13	$0.16	$0.15

Weighted average shares used to compute net income per share:
Basic	29,847	30,522	30,299	31,267
Diluted	31,332	31,289	31,589	31,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30
	2006	2005
Cash flows from operating activities:
Net income	$5,005	$4,675
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash stock based compensation	6,649	—
Depreciation and amortization	6,903	7,970
Loss on dispositions of fixed assets	121	68
Provision for (reserves for) doubtful accounts	396	(140)
Provision for (reserves for) sales returns	(1,027)	2,224
Deferred income taxes	(296)	(243)
Loss (gain) on investments	72	(3,449)
Other	(28)	172
Changes in operating assets and liabilities:
Accounts receivable	258	2,129
Prepaid and other assets	(4,581)	1,072
Accounts payable	(194)	(221)
Accrued liabilities	(4,416)	1,291
Deferred rent	4,731	(1,004)
Deferred revenues	9,358	626
Income taxes payable	(1,572)	(1,688)

Net cash provided by operating activities	21,379	13,482

Cash flows from investing activities:
Net cash used in acquisitions	—	(1,028)
Purchases of property and equipment	(7,949)	(2,435)
Capitalized software development costs	(796)	(461)
Purchases of marketable securities	(35,341)	(78,929)
Sales and maturities of marketable securities	69,446	111,543
Proceeds from sale of other investments	—	3,791
Change in restricted cash	(1,200)	—

Net cash provided by investing activities	24,160	32,481

Cash flows from financing activities:
Proceeds from issuance of common stock	8,906	4,728
Repurchase of common stock	(86,491)	(48,751)

Net cash used in financing activities	(77,585)	(44,023)

Effect of exchange rate changes on cash and cash equivalents	64	(97)

Net change in cash and cash equivalents	(31,982)	1,843
Cash and cash equivalents at beginning of period	70,941	21,177

Cash and cash equivalents at end of period	$38,959	$23,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The condensed consolidated financial statements include the accounts of Advent Software, Inc. and its wholly owned subsidiaries (“Advent” or the “Company”). All intercompany balances and transactions have been eliminated.

Advent has prepared these condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in these interim statements, pursuant to such SEC rules and regulations. These interim financial statements should be read in conjunction with the audited financial statements and related notes included in Advent’s Annual Report on Form 10-K for the year ended December 31, 2005. Interim results are not necessarily indicative of the results to be expected for the full year, and no representation is made thereto.

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

Note 2—Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. FIN 48 will be effective beginning in the first quarter of 2007. Advent has not yet evaluated the impact of FIN 48 on the Company’s condensed consolidated financial statements.

Note 3—Stock-Based Compensation

Description of Plans

Stock Option Plans

Advent has three stock option plans, the 2002 Stock Plan (the “Plan”), the 1998 Non-statutory Stock Option Plan (the “Non-statutory Plan”) and the 1995 Director Option Plan (the “Director Plan”).

The Plan.   On May 18, 2005, the Company’s stockholders approved the amendment and restatement of Advent’s 2002 Stock Plan, originally approved by the Board of Directors (the “Board”) and stockholders in February and May, respectively, of 2002. Under the Plan, the Company may grant options to purchase common stock to employees, consultants and directors. Options granted may be incentive stock options or non-statutory stock options and shall be granted at a price not less than fair market value on the date of grant. Fair market value (as defined in the Plan) and the vesting of these options shall be determined by the Board of Directors. The options generally vest over 5 years and expire no later than 10 years from the date of grant. Non-employee directors were eligible to receive option grants under the Director Plan, which terminated in November 2005. Effective April 1, 2005, each non-employee director became eligible to receive awards under the 2002 Plan of (i) an initial option grant of 30,000 shares upon joining the Board, which shall vest over four years with 25% of such shares vesting after one year of service and in equal monthly installments over the ensuing three years, and (ii) an annual grant of 12,000 shares vesting in twelve equal monthly installments. Unvested options on termination of employment are canceled and returned to the Plan.

The Plan permits the award of restricted stock, restricted stock units (“RSU”), stock appreciation rights (“SAR”), performance shares, and performance units under the Plan. During the first half of 2006, Advent granted stock-settled RSU’s and SAR’s. The RSU’s are awards of restricted stock units that generally vest over four years in two equal installments on the second and fourth anniversaries of the date of grant. Upon vesting, the RSU’s will convert into an equivalent number of shares of common stock. The value of the RSU’s is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the four-year requisite service period. A SAR is the right to receive the appreciation in fair market value of common stock between the exercise date and the date of grant and generally vests over 5 years.  Upon exercise, SAR’s will be settled in shares of Advent common stock. Unvested RSU’s and SAR’s on termination of employment are canceled and returned to the Plan.

Non-Statutory Plan.    In November 1998, the Board approved the 1998 Non-statutory Stock Option Plan and reserved 300,000 shares of common stock for issuance thereunder. Under the Company’s 1998 Non-statutory Plan, Advent may grant options to purchase common stock to employees and consultants, excluding persons who are executive officers and directors. Options granted are non-statutory stock options and shall be granted at a price not less than fair market value on the date of grant. Fair market value (as defined in the Non-statutory Plan) and the vesting of these options shall be determined by the Board. The options generally vest over 5 years and expire no later than 10 years from the date of grant. Unvested options on termination of employment are canceled and returned to the Non-statutory Plan.

Director Plan.     Advent’s Director Plan which expired on November 16, 2005, provided for the grant of non-statutory stock options to the Company’s non-employee directors (“outside directors”). Under the Director Plan, each outside director was granted a non-qualified option to purchase 30,000 shares on the latter of the date of effectiveness of the Director Plan or the date upon which such person first becomes a director. The exercise price of each option is equal to the fair market value of Advent common stock as of the date of the grant. In subsequent years, each outside director was automatically granted an option to purchase 6,000 shares on December 1st with an exercise price equal to the fair value of Advent common stock on that date. Initial options granted under the Director Plan vest one-fifth of the shares on the first anniversary date of grant and the remaining shares vest ratably each month over the ensuing four years. Subsequent option grants vest one-twelfth of the shares four years and one month after the date of grant and the remaining shares vest ratably each month over the next 11-month period. In the event of a change in control of the Company, all unvested options granted under the Director Plan shall become fully vested and exercisable. All Director Plan options have a ten-year term. As noted above, effective April 1, 2005, option grants to outside directors are issued under the 2002 Stock Plan.

A summary of the status of the Company’s stock option activity for the six months ended June 30, 2006 is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
	(in thousands)		(in years)	(in thousands)

Outstanding at December 31, 2005	5,489	$19.26
Options granted	781	$28.48
Options exercised	(427)	$17.51
Options canceled	(330)	$34.65
Outstanding at June 30, 2006	5,513	$19.78	6.60	$90,833
Exercisable at June 30, 2006	2,847	$17.70	4.76	$53,229

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $36.07 as of June 30, 2006 for options that were in-the-money as of that date.

The weighted average grant date fair value of options, as determined under SFAS 123R, granted during the six months ended June 30, 2006 was $13.73 per share. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $5.9 million. The total cash received from employees as a result of employee stock option exercises during the six months ended June 30, 2006 was approximately $7.5 million.

The Company settles employee stock option exercises with newly issued common shares.

During the six months ended June 30, 2006, the Company granted RSU’s under its 2002 Stock Plan. A summary of the status of Advent’s non-vested share activity related to RSU’s for the six months ended June 30, 2006 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)

Non-vested at December 31, 2005	—	$—

RSU’s granted	164	$27.79
RSU’s canceled	(3)	$27.46

Non-vested at June 30, 2006	161	$27.80

The weighted average grant date fair value was determined based on the closing market price of the Company’s common stock on the date of the award. Aggregate intrinsic value of RSU’s outstanding at June 30, 2006 was $5.8 million, using the closing price of $36.07 per share as of June 30, 2006.

Employee Stock Purchase Plan (“ESPP”)

All individuals employed in the United States by Advent are eligible to participate in the ESPP if Advent employs them for at least 20 hours per week and at least five months per year. The ESPP permits eligible employees to purchase Advent common stock through payroll deductions at a price equal to 85% of the lower of the closing sale price for the Company’s common stock reported on the NASDAQ National Market at the beginning or the end of each six-month offering period. In any calendar year, eligible employees can withhold up to 10% of their salary and certain variable compensation up to Internal Revenue Service limits.

On May 18, 2005 Advent’s stockholders approved the 2005 ESPP with 2,000,000 shares of common stock reserved for issuance. During the six months ended June 30, 2006, the Company issued 56,422 additional shares under the ESPP. As of June 30, 2006, 1,871,561 shares were reserved for future issuance under the 2005 ESPP.

Stock-Based Compensation Expense

Effective January 1, 2006, Advent accounts for its ESPP and stock option (including RSU’s and SAR’s) plans under the provisions of the FASB Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”). SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. The estimated fair value of the Company’s stock-based awards is amortized over the awards’ vesting period on a straight-line basis. The Company elected to adopt the modified prospective method as provided by SFAS 123R, and consequently, previously reported amounts have not been restated. Since the adoption of SFAS 123R, there have been no changes to the Company’s equity plans or modifications to outstanding stock-based awards.

As the stock-based compensation expense recognized on the condensed consolidated statements of operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience over the last ten years. Previously, under SFAS 123, the Company recorded forfeitures as they occurred.

Prior to adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires that they be reported as a financing cash inflow rather than as a reduction of taxes paid. For the three and six months ended June 30, 2006, there was no excess tax benefit generated from option exercises.

The effect of stock-based compensation expense recognized on Advent’s condensed consolidated statements of operations for the three and six months ended June 30, 2006 was as follows (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Statement of operations classification
Cost of license and development fee revenues	$3	$5
Cost of maintenance and other recurring revenues	268	524
Cost of professional services and other revenues	216	421
Total cost of revenues	487	950

Sales and marketing	1,242	2,385
Product development	781	1,525
General and administrative	965	1,789
Total operating expenses	2,988	5,699

Total stock-based employee compensation expense	$3,475	$6,649

Tax effect on stock-based employee compensation (1)	—	—

Net effect on net income	$3,475	$6,649

Effect on net income per share:
Basic	$0.12	$0.22
Diluted	$0.11	$0.21

(1)   Assumes an effective tax rate of 0% for the three and six months ended June 30, 2006 due to the full valuation allowance established against the Company’s deferred tax assets during the fourth quarter of 2003.

Approximately $98,000 of stock-based compensation was capitalized as software development costs during the six months ended June 30, 2006. Previously, under SFAS 123, the Company did not capitalize stock-based compensation as part of its pro forma disclosures.

As of June 30, 2006, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimated forfeitures, was $26.6 million and is expected to be recognized through the remaining vesting period of each grant. As of June 30, 2006, the weighted average remaining period was 3.4 years.

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

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Stock Awards
Expected volatility	43.5% - 46.7%	58.8%	43.5% - 48.5%	61.3%
Expected life (in years)	5	5	5	5
Risk-free interest rate	5.0% - 5.1%	3.9%	4.3% - 5.1%	3.9%
Expected dividends	None	None	None	None

Employee Stock Purchase Plan
Expected volatility	36.5%	27.8%	36.5%	27.8%
Expected life (in months)	6	6	6	6
Risk-free interest rate	4.2%	2.8%	4.2%	2.8%
Expected dividends	None	None	None	None

The ESPP periods begin every six months in the second and fourth quarter of each year.

Prior to the adoption of SFAS 123R, the Company used historical volatility in deriving its expected volatility assumption. The expected stock price volatility for the three and six months ended June 30, 2006 was determined based on an equally weighted average of historical and implied volatility of the Company’s common stock. Advent determined that a blend of implied volatility and historical volatility is more reflective of the market conditions and a better indicator of expected volatility than using purely historical volatility. The expected life for the three and six months ended June 30, 2006 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The dividend yield assumption is based on the Company’s history of not paying dividends and the resultant future expectation of dividend payouts.

Fiscal Periods Prior to the Adoption of SFAS 123R

Prior to the adoption of SFAS 123R, Advent used the intrinsic value-based method, as prescribed in APB 25, to account for all stock-based compensation plans, and the Company had adopted the disclosure-only alternative of SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” No employee stock-based compensation was reflected in net income for the three and six months ended June 30, 2005, as the related options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant and the Company had no SAR’s or RSU’s outstanding as of June 30, 2005.

The pro forma information for the three and six months ended June 30, 2005 was as follows (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net income - as reported	$3,938	$4,675
Total stock-based employee compensation expense determined under fair value based method for all options, net of tax (1)	(4,350)	(8,411)

Net loss - pro forma	$(412)	$(3,736)

Net income (loss) per share:
Basic and diluted - as reported	$0.13	$0.15
Basic and diluted - pro forma	$(0.01)	$(0.12)

(1)   Assumes an effective tax rate of 0% for the three and six months ended June 30, 2005 due to the full valuation allowance established against the Company’s deferred tax assets during the fourth quarter of 2003.

Note 4—Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period, excluding the effect of any anti-dilutive securities. Potential common shares consist of the shares issuable upon the exercise of stock options, the vesting of restricted stock awards and from withholdings associated with the Company’s employee stock purchase plan. Potential common shares are reflected in diluted earnings per share by application of the treasury stock method, which in the current period includes consideration of unamortized stock-based compensation and windfall tax benefits, as a result of the implementation of SFAS 123R.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share data):

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Numerator:
Net income	$1,603	$3,938	$5,005	$4,675

Denominator:
Denominator for basic net income per share- weighted average shares outstanding	29,847	30,522	30,299	31,267

Dilutive common equivalent shares:
Employee stock options and other	1,485	767	1,290	680

Denominator for diluted net income per share- weighted average shares outstanding, assuming exercise of potential dilutive common shares	31,332	31,289	31,589	31,947

Basic net income per share	$0.05	$0.13	$0.17	$0.15
Diluted net income per share	$0.05	$0.13	$0.16	$0.15

Weighted average stock options, RSU’s, SAR’s and warrants of approximately 1.2 million and 1.1 million for the three and six months ended June 30, 2006, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. Similarly, weighted average stock options and warrants of approximately 1.4 million and 3.0 million for the three and six months ended June 30, 2005, respectively, were excluded from the calculation of diluted net income per share.

Note 5—Goodwill

The changes in the carrying value of goodwill during the six months ended June 30, 2006 were as follows (in thousands):

Goodwill

Balance at December 31, 2005	$94,335
Translation adjustments	2,103

Balance at June 30, 2006	$96,438

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” Advent reviews goodwill for impairment annually during the fourth quarter of the fiscal year and more frequently if an event or circumstance indicates that an impairment loss has occurred. During the fourth quarter of 2005, Advent completed the annual impairment test which indicated that there was no impairment. There were no events or changes in circumstances during the six months ended June 30, 2006 which triggered an impairment review. Foreign currency translation adjustments totaling $2.1 million reflect the weakening of the U.S. dollar versus European currencies during the six months ended June 30, 2006.

Note 6—Other Intangibles, net

The following is a summary of other intangibles as of June 30, 2006 (in thousands):

	Average
	Amortization	Other		Other
	Period	Intangibles,	Accumulated	Intangibles,
	(Years)	Gross	Amortization	Net

Purchased technologies	4.9	$12,726	$(12,529)	$197
Product development costs	3.0	2,405	(440)	1,965
Customer relationships	5.6	21,500	(16,543)	4,957
Other intangibles	2.5	307	(243)	64
Balance at June 30, 2006		$36,938	$(29,755)	$7,183

The following is a summary of other intangibles as of December 31, 2005 (in thousands):

	Average
	Amortization	Other		Other
	Period	Intangibles,	Accumulated	Intangibles,
	(Years)	Gross	Amortization	Net

Purchased technologies	4.9	$12,726	$(12,167)	$559
Product development costs	3.0	1,511	(136)	1,375
Customer relationships	5.6	20,531	(13,810)	6,721
Other intangibles	2.5	307	(204)	103
Balance at December 31, 2005		$35,075	$(26,317)	$8,758

The changes in the carrying value of other intangibles during the six months ended June 30, 2006 were as follows (in thousands):

	Other		Other
	Intangibles,	Accumulated	Intangibles,
	Gross	Amortization	Net

Balance at December 31, 2005	$35,075	$(26,317)	$8,758
Additions	796	—	796
Amortization	—	(2,648)	(2,648)
Stock-based compensation	98	(8)	90
Translation adjustments	969	(782)	187
Balance at June 30, 2006	$36,938	$(29,755)	$7,183

Amortization of other intangibles, including the amortization of capitalized stock-based compensation, was as follows for the periods presented (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Developed technology	$263	$614	$657	$1,228
Other intangibles	1,020	1,020	1,999	2,067
Total amortization expense	$1,283	$1,634	$2,656	$3,295

Based on the carrying amount of other intangibles as of June 30, 2006, the estimated future amortization is as follows (in thousands):

	Six
	Months Ended
	December 31	Years Ended December 31
	2006	2007	2008	2009	Total
Estimated future amortization of:
Developed technology	$511	$846	$679	$126	$2,162
Other intangibles	1,180	2,302	1,116	423	5,021
Total	$1,691	$3,148	$1,795	$549	$7,183

Note 7—Balance Sheet Detail

The following is a summary of other assets (in thousands):

	June 30	December 31
	2006	2005

Long-term investments, gross	$13,800	$13,800
Accumulated write-downs due to other-than-temporary decline in value	(5,341)	(5,341)
Long-term investments, net	8,459	8,459
Long-term prepaid assets	1,803	2,377
Restricted cash	1,200	—
Deposits	1,339	1,295
Total other assets	$12,801	$12,131

Long-term investments include equity investments in several privately held companies, most of which can still be considered in the start-up or development stages. These equity investments are carried at the lower of cost or fair value at June 30, 2006 and December 31, 2005. As of June 30, 2006, other assets included restricted cash of $1.2 million to secure a bank line of credit of $1.2 million associated with the Company’s entry into a definitive lease agreement with Toda Development, Inc. (“Toda”) in January 2006 for its future headquarters facility located at 600 Townsend Street in San Francisco, California. In the event Advent defaults under the terms of this lease agreement, the letter of credit of $1.2 million may be drawn upon by Toda.

The following is a summary of accrued liabilities (in thousands):

	June 30	December 31
	2006	2005

Salaries and benefits payable	$9,000	$10,368
Accrued restructuring	853	1,422
Other accrued liabilities	7,226	8,847
Total accrued liabilities	$17,079	$20,637

Accrued restructuring charges are discussed further in Note 9, “Restructuring Charges”. Other accrued liabilities include accruals for royalties, sales and business taxes, and other miscellaneous items which are each individually less than 10% of total accrued liabilities.

The following is a summary of other long-term liabilities (in thousands):

	June 30	December 31
	2006	2005

Deferred rent	$5,839	$1,456
Accrued restructuring, long-term portion	2,896	3,138
Other	661	658
Total other long-term liabilities	$9,396	$5,252

Note 8—Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows for the periods presented (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Net income	$1,603	$3,938	$5,005	$4,675
Unrealized gain (loss) on available-for-sale securities	141	230	190	(90)
Foreign currency translation adjustment	1,350	(2,677)	2,348	(4,939)
Total comprehensive income (loss)	$3,094	$1,491	$7,543	$(354)

The components of accumulated other comprehensive income were as follows (in thousands):

	June 30	December 31
	2006	2005

Accumulated net unrealized loss on available-for-sale securities	$(396)	$(586)
Accumulated foreign currency translation adjustments	8,900	6,552
Total accumulated other comprehensive income	$8,504	$5,966

Note 9—Restructuring Charges

Restructuring initiatives have been implemented in the Company’s Advent Investment Management and Other operating segments to reduce costs and improve operating efficiencies by better aligning the Company’s resources to its near-term revenue opportunities. These initiatives have resulted in restructuring charges comprised primarily of costs related to properties abandoned in connection with facilities consolidation, related write-down of leasehold improvements and severance and associated employee termination costs related to headcount reductions. Advent’s restructuring charges included accruals for estimated losses on facility costs based on the Company’s contractual obligations net of estimated sublease income. Advent reassesses this liability periodically based on market conditions.

The restructuring charges recorded for the three and six months ended June 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Facility exit costs	$124	$1,525	$265	$1,608
Severance and benefits	—	(5)	—	(5)
Total restructuring charges	$124	$1,520	$265	$1,603

During the three months ended June 30, 2006, Advent recorded a restructuring charge of $124,000 which related to the costs to exit a portion of Advent’s facility in New Rochelle, New York, and Advent’s entire facility in Summit, New Jersey as well as the fair value amortization of prior period obligations. During the three months ended March 31, 2006, Advent recorded a net restructuring charge of $141,000 primarily to adjust the original estimates of facility exit costs for facilities in San Francisco, California and New York, New York.
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
The following table sets forth an analysis of the components of the restructuring charges and the payments and non-cash charges made against the accrual during the six months ended June 30, 2006 (in thousands):

	Facility Exit	Severance and
	Costs	Benefits	Total

Balance of restructuring accrual at December 31, 2005	$4,553	$7	$4,560
Cash payments	(1,082)	—	(1,082)
Reversal of deferred rent related to facilities exited	6	—	6
Restructuring charges	95	—	95
Adjustment of prior restructuring costs	173	(3)	170
Balance of restructuring accrual at June 30, 2006	$3,745	$4	$3,749

Of the remaining restructuring accrual of $3.7 million at June 30, 2006, $0.8 million and $2.9 million are included in accrued liabilities and other long-term liabilities, respectively, on the accompanying condensed consolidated balance sheet. The remaining excess facility costs of $3.7 million are stated at estimated fair value, net of estimated sublease income of approximately $7.9 million. Advent expects to pay the remaining obligations associated with the vacated facilities over the remaining lease terms, which expire on various dates through 2012. Advent expects to pay the remaining severance and benefits in 2006.

Note 10—Common Stock Repurchase Programs

Advent’s Board has approved common stock repurchase programs authorizing management to repurchase shares of the Company’s common stock. The timing and actual number of shares subject to repurchase are at the discretion of Advent’s management and are contingent on a number of factors, including the price of Advent’s stock, corporate and regulatory requirements, alternative investment opportunities and other market conditions. The stock repurchase programs specify a maximum number of shares subject to repurchase, do not have an expiration date and may be limited or terminated at any time without prior notice. Repurchased shares would be returned to the status of authorized and un-issued shares of common stock. The purchases are funded from available working capital.
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
On April 25, 2006, Advent’s Board approved a common stock repurchase program authorizing the repurchase of up to 2.3 million shares of the Company’s common stock. Advent repurchased approximately 0.6 million shares, from April 25, 2006 through May 31, 2006. In May 2006, Advent entered into a pre-arranged Rule 10b5-1 trading plan (“Trading Plan”) with a broker to facilitate the repurchase of its shares of common stock, pursuant to the requirements of and in conformity with the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Under the Trading Plan, Advent may continue to repurchase shares without suspension for trading blackout periods. The shares to be repurchased under the Trading Plan would be part of the stock repurchase program approved in April 2006. The Trading Plan commenced on June 1, 2006 and purchases have been made by a broker, based upon the guidelines and parameters of the Trading Plan. During the second quarter of 2006, Advent repurchased an aggregate 1.6 million shares of common stock under the repurchase program authorized on April 25, 2006 for a total cash outlay of $52.8 million and an average price of $33.07 per share.
The common stock repurchase program continued into the third quarter of 2006 and all 2.3 million shares approved for repurchase by the Board in April 2006 have been repurchased before the end of July 2006. Since the inception of this program in April 2006 through July 2006, Advent repurchased 2.3 million shares for a total cost of $75.0 million and an average price of $32.60.
On July 26, 2006, Advent’s Board authorized the repurchase of an additional 1.5 million shares of the Company’s outstanding common stock. See Note 14, “Subsequent Event”, for further information.

Note 11—Commitments and Contingencies

Lease Obligations

Advent leases office space and equipment under non-cancelable operating lease agreements, which expire at various dates through May 2012. Certain operating leases contain escalation provisions for adjustments in the consumer price index. Advent is generally responsible for maintenance, insurance, and property taxes for these facilities.

In January 2006, Advent entered into a definitive lease agreement with Toda whereby the Company will lease approximately 105,000 square feet of office space at 600 Townsend Street in San Francisco, California. The Company’s cash obligation under this agreement is approximately $20 million, payable over the ten-year term of the lease. Additionally, Advent currently anticipates approximately $11 million of leasehold improvements, of which $4.2 million will be funded by Toda and the remainder will be paid by Advent. Advent anticipates relocating from its current headquarters  to the 600 Townsend facility during the fourth quarter of fiscal 2006.

As of June 30, 2006, Advent’s remaining operating lease commitments through 2016, including those related to the 600 Townsend Street facility, were approximately $40.6 million, net of future minimum rental receipts of $9.3 million to be received under non-cancelable sub-leases.

Indemnifications

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

Legal Contingencies

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

On July 11, 2006, a former independent consultant filed suit against Advent in the Supreme Court of the State of New York.  The complaint alleges that Advent failed to pay plaintiff commissions due for his services as a consultant to Advent.  The plaintiff is seeking approximately $101,000 in commissions and $2.0 million in unspecified consequential damages, as well as interest and attorney’s fees.  Advent disputes the plaintiffs’ claims and believes that it has meritorious defenses and intends to vigorously defend this action.  Management believes that any potential loss associated with this litigation is neither probable nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

Note 12—Segment and Geographic Information

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

Segment Data

The results of the operating segments are derived directly from Advent’s internal management reporting system. The accounting policies used to derive operating segment results are substantially the same as those used by the consolidated company. Management measures the performance of each operating segment based on several metrics, including income (loss) from operations. These results are used, in part, to evaluate the performance of, and to assign resources to, each of the operating segments. Certain operating expenses, including stock-based compensation expense, and amortization of developed technology and other intangibles, which Advent manages separately at the corporate level, are not allocated to the operating segments. Advent does not separately accumulate and review asset information by segment.

Segment information for the periods presented is as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net revenues:
Advent Investment Management	$39,005	$35,433	$77,598	$69,556
MicroEdge	4,849	4,843	9,701	9,502
Other	506	651	717	1,258
Total net revenues	$44,360	$40,927	$88,016	$80,316

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Income (loss) from operations:
Advent Investment Management	$4,560	$313	$9,673	$1,455
MicroEdge	1,172	577	2,123	950
Other	(477)	86	(945)	86
Unallocated corporate operating costs and expenses:
Stock-based compensation	(3,475)	—	(6,649)	—
Amortization of developed technology	(263)	(614)	(657)	(1,228)
Amortization of other intangibles	(1,020)	(1,020)	(1,999)	(2,067)
Total income (loss) from operations	$497	$(658)	$1,546	$(804)

Major Customers

No single customer represented 10% or more of Advent’s total net revenue in any period presented.

Note 13—Related Party Transactions

As of June 30, 2005, Citigroup, Inc. (“Citigroup”) owned more than 10% of the voting stock of Advent. Effective December 1, 2005, Citigroup sold the Asset Management division of Citigroup Global Markets Inc. to Legg Mason, Inc. (“Legg Mason”). As of December 31, 2005, Citigroup owned less than 5% of the voting stock of Advent. Advent recognized approximately $0.5 million and $1.0 million of revenue from Citigroup during the three and six months ended June 30, 2005, respectively. The Company’s accounts receivable from Citigroup was $307,000 as of December 31, 2005. As of December 31, 2005 and June 30, 2006, Legg Mason owned approximately 15% of the voting stock of Advent. Advent recognized approximately $0.1 million and $0.2 million of revenue from Legg Mason during the three and six months ended June 30, 2006 respectively. The Company’s accounts receivable from Legg Mason was $81,000 and $100,000 as of June 30, 2006 and December 31, 2005.

Advent acts as trustee for the Company’s short-term disability plan—Advent Software California Voluntary Disability Plan (“VDI”). Employee withholdings were $80,000 and $204,000 during the three and six months ended June 30, 2006, respectively. Disbursements were $71,000 and $139,000 during the three and six months ended June 30, 2006, respectively. Cash held by Advent related to the VDI was $374,000 and $309,000 as of June 30, 2006 and December 31, 2005, respectively, and are included in “other assets” on the condensed consolidated balance sheets.

Note 14—Subsequent Event

On July 26, 2006, Advent’s Board approved an additional common stock repurchase program authorizing the repurchase of up to 1.5 million shares of the Company’s common stock. To facilitate the stock repurchase program, stock repurchases may be made through open market or privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. Repurchased shares would be returned to the status of authorized and un-issued shares of common stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion in conjunction with our consolidated financial statements and related notes. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended, including, but not limited to statements referencing our expectations relating to future revenues and expenses. Forward-looking statements can be identified by the use of terminology such as “may”, “will”, “should”, “expect”, “plan” “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or other similar terms and the negative of such terms regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include, among others: statements regarding growth in the investment management market and opportunities for us related thereto; future expansion, acquisition, divestment of or investment in other businesses; projections of revenues, future cost and expense levels; expected timing and amount of amortization expenses related to past acquisitions; the adequacy of resources to meet future cash requirements; estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities; future client wins; future hiring; and, future product introductions. Such forward-looking statements are based on our current plans and expectations, and involve known and unknown risks and uncertainties that may cause our actual results or performance to be materially different from any results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to, those set forth in “Item 1A. Risk Factors” in this Form 10-Q, as well as other risks identified from time to time in other Securities and Exchange Commission (“SEC”) reports. You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results, levels of activity or performance and represent our expectations only as of the date they are made.

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

Our revenues for the second quarter of 2006 were $44.4 million which was an 8% increase from $40.9 million in the same quarter of 2005. During the second quarter of 2006 we saw solid performance in the following areas:

•                  Expanded customer relationships and acceptance of our product offerings. We signed 89 customer agreements in the second quarter with 11 new Geneva clients and 18 clients choosing Advent Portfolio Exchange (“APX”); and

•                  Increased term license bookings.  In the second quarter, we signed a total of $12.9 million of term licenses with an average term of 3.1 years.

During June 2006, we introduced several product upgrades and enhancements:

•                  APX 1.5—The Company released version 1.5 of its newest product, APX, delivering expanded scalability and enhanced integration of relationship and portfolio management features. APX 1.5 enables asset managers and single or multi-family offices the ability to provide enhanced client service in a single solution, thus reducing the cost and complexity of managing multiple systems;

•                  Geneva 6.0—We announced several enhancements to the latest edition of Geneva, including a lower total cost of ownership through reduced hardware costs, ease of integration with enhanced third party accelerators, and improved scalability through technology enhancements; and

•                  Gifts 6.1—MicroEdge released Gifts 6.1, a follow-on upgrade on MicroEdge’s GIFTS 6 grant-making software which include the following features:

•                  giving users the ability to automate and schedule the creation and delivery of GIFTS reports;

•                  a wide range of compatibility certifications not previously available;

•                  single sign-on support for  GIFTS Connections; and

•                  background scheduling of database maintenance.

We are in the midst of converting our license revenues from a perpetual model to a term model for our Advent Investment Management segment. Under a perpetual pricing model, customers purchase a license to use our software indefinitely and generally we recognize all license revenue at the time of sale; maintenance is purchased under an annual renewable contract, and recognized ratably over the contract period. Under a term pricing model, customers purchase a license to use our software and receive maintenance for a limited period of time and we recognize the license revenue ratably over the length of the contract. The transition to a term model has the effect of lowering license revenues in the early stages of the transition, but increasing the total potential value of the customer relationship. Moving our core business new customer sales to term will have the effect of lowering our revenue growth in 2006 and over the next several years. However, we believe this change to our business model is extremely significant for the long term growth and value of the business because it leverages the long-term “stickiness” of Advent’s applications and improves the predictability and visibility of the Company’s revenue model. For example, our products are used by our customers for an average of approximately eight years. Over a typical eight-year period, a customer may enter into two or more contracts for the same software product and services under a term license model. When a customer purchases a term license together with implementation services we do not recognize any revenue under the contract until the implementation services are substantially complete. If the implementation services are still in progress as of a quarter-end, it will cause us to defer all of the contract revenues to a subsequent quarter. During the second quarter of 2006, we deferred $2.7 million in net revenues as the professional service projects associated with the related term license arrangements were in progress as of June 30, 2006.

Total net revenues for the second quarter of 2006 grew 8% over the second quarter of 2005 while our maintenance and recurring revenues were up 23% year over year. Despite our transition to a term licensing model, we have been able to show net revenue growth measured year-over-year for two reasons:

•                  Our diverse mix of products has allowed us to phase in term licensing by product; and

•                  We have a large installed base of customers that we are not requiring to convert to term licenses when they expand the usage (e.g. ordering additional seats) of products they already own.

During the second quarter of 2006, we recognized approximately 45% of license revenue from term licenses and signed new term licenses with a total contract value for license and maintenance of $12.9 million over the terms of the initial contracts which averaged 3.1 years, as compared to $4.0 million in the second quarter of 2005 with an average term of 2.9 years.

On January 1, 2006, we adopted SFAS 123R. As a result of this adoption and due to the issuance of restricted stock units (“RSU’s”) and stock appreciation rights (“SAR’s”) during the first half of 2006, we recorded stock-based compensation expense of $3.5 million in the second quarter of 2006. We earned net income of $1.6 million, resulting in diluted earnings per share of $0.05 for the second quarter of 2006. In addition, we generated operating cash flow of approximately $21.4 million during the first half of 2006.

During the second quarter of 2006, our Board of Directors (the “Board”) approved a common stock repurchase program authorizing the repurchase of up to 2.3 million shares of our common stock.  Throughout the second quarter of 2006, we repurchased 1.6 million shares for a total outlay of $52.8 million.  The common stock repurchase program continued into the third quarter and all 2.3 million shares have been repurchased before the end of July 2006. On July 26, 2006, our Board approved an additional common stock repurchase program authorizing the repurchase of up to 1.5 million shares of our common stock.

During the first quarter of 2006, we began to wind down the soft dollar component of our SEC-registered broker/dealer subsidiary, Second Street Securities, as it no longer fit with our corporate strategy. Second Street Securities offers our customers the ability to pay for Advent products and other third party services through brokerage commissions and other fee-based arrangements. We continued to wind down the soft dollar business in the second quarter of 2006 and anticipate that this will be completed during the third quarter of 2006. Subsequent to the wind down of the soft dollar business, Second Street Securities will continue to maintain its broker/dealer status.

Looking forward, we continue to focus on improving our long-term profitability as we transition to a term license model. While recent economic trends have been positive and our customers have been more willing to commit to new software purchases, improving our profitability will depend upon our introducing new products, licensing software to new and existing customers, selling services to new and existing customers and renewing license and maintenance contracts at similar levels to those we achieved during fiscal 2005 and the first half of 2006. The success of our transition to a term license model will also depend on future renewal rates, which we will evaluate as our term license contracts expire. We will continue our focus on aggressively managing costs. We will also continue to invest in areas we deem appropriate.

Recent Developments

On July 26, 2006, our Board approved an additional common stock repurchase program authorizing the repurchase of up to 1.5 million shares of our common stock. To facilitate the stock repurchase program, stock repurchases may be made through open market or privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. Repurchased shares would be returned to the status of un-issued shares of common stock.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements and related notes, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate the process we use to develop estimates, including those related to product returns, bad debts, investments, intangible assets, income taxes, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition. We recognize revenue from software licenses, development fees, maintenance, other recurring revenues, professional services and other revenues. In addition, we have earned commissions from customers who used our broker/dealer, Second Street Securities, to “soft dollar” the purchase of non-Advent products and services with “soft dollars”. “Soft dollaring” enabled those customers to use the commissions earned on trades to pay all or part of the fees owed to us for non-Advent products or services, which are initially paid for by Second Street Securities. The commission revenues earned from soft dollar purchases of non-Advent products or services are recorded as other revenues in professional services and other revenues on our consolidated statements of operations. As noted above, we continue to wind down the soft dollar component of Second Street Securities, as it no longer fit with our corporate strategy. We anticipate that we will complete the wind down of soft dollaring Advent or third party products and services through Second Street Securities during the third quarter of 2006.

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

Software license and development fees. We recognize revenue from the licensing of software when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. We generally use a signed license agreement as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding order forms and signed contracts from the distributor’s customers. Revenue is recognized once shipment to the distributor’s customer has taken place and when all other revenue recognition criteria have been met. Delivery occurs when product is delivered to a common carrier F.O.B shipping point. Some of our arrangements include acceptance provisions, and if such acceptance provisions are provided, delivery is deemed to occur upon acceptance. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. We assess whether the collectibility of the resulting receivable is reasonably assured based on a number of factors, including the credit worthiness of the customer determined through review of credit reports, our transaction history with the customer, other available information and pertinent country risk if the customer is located outside the United States. Our standard payment terms are due at 180 days or less unless the transaction was part of a soft dollar arrangement through our in-house broker/dealer subsidiary, Second Street Securities, for which payment was then required within one year; however, payment terms may vary based on the country in which the agreement is executed. Software licenses are sold with maintenance and, frequently, professional services.

Licenses.  We have continued our transition from selling mostly perpetual licenses to selling a mix of perpetual and term contracts, and we expect term license revenue to increase as a proportion of total license revenue in the future. We recognized approximately 45% and 23% of license revenue from term licenses during the second quarter of 2006 and 2005, respectively. Revenue recognition for software licensed under perpetual and term-based license models differs depending on which type of contract a customer signs:

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

To date, we have offered multi-year term licenses by which a customer makes a binding commitment to license the software for a fixed multi-year term — typically three to five years. For multi-year term licenses we have not established VSOE of fair value for the term license and maintenance components, and, as a result, in situations where we are also performing related professional services, we defer all revenue and directly related expenses under the arrangement until the professional services are substantially complete. At the point professional services are substantially completed, we recognize a pro rata amount of the term license and maintenance revenue, professional services fees earned and related expenses, based on the elapsed time from the start of the term license to the substantial completion of professional services. The remaining deferred professional services revenue and related expenses are recognized ratably over the remaining contract length. Term license and maintenance revenue for the remaining contract years is recognized ratably over the remaining period of the contract. When multi-year term licenses are sold and do not include related professional services, we recognize the entire term license and maintenance revenue ratably over the period of the contract term from the effective date of the license agreement.

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

If a customer purchased our software and chose to enter into a soft dollar arrangement through our in-house broker/dealer subsidiary, Second Street Securities, the soft dollar arrangement did not change or modify the original fixed or determinable fee in the written contract. The customer is required to pay the original fee for our software within one year. If insufficient trading volume is generated to pay the entire original fee within one year, the customer is still required to render payment within one year. If the customer chooses to use a third-party broker/dealer, the original payment terms apply, regardless of the arrangement with the third-party broker/dealer. The option to soft dollar a transaction does not alter the underlying revenue recognition for the transaction; all the revenue recognition criteria listed in the “Software license” section above must be assessed in determining how the revenue will be recognized.

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

We do have two situations where we provide a contractual limited right of return to end-user customers only:  in shrink-wrap license agreements for Advent products, and certain MicroEdge products. The shrink-wrap license agreement for Advent products provides for a right of return within seven days of delivery of the software. Certain MicroEdge software license agreements allow for either a thirty-day money back guarantee or a seven-day right of return. We recognize revenue on delivery since the fee is fixed or determinable, the buyer is obligated to pay, the risk of loss passes to the customer, and we have the ability to estimate returns. Our ability to estimate returns is based on a long history of experience with relatively homogenous transactions and the fact that the return period is short. We have recorded a sales returns reserve to  adjust revenue for these situations based on our historical experience. We have recorded a sales reserve provision (benefit) of $(33,000) and $65,000 in the second quarter of 2006 and 2005, respectively.

Maintenance and other recurring revenues. We offer annual maintenance programs that provide for technical support and updates to our software products. Maintenance fees are bundled under perpetual licenses in the initial licensing year and charged separately for renewals of annual maintenance in subsequent years. Fair value for maintenance is based upon renewal rates stated in the contracts or, in limited cases, separate sales of renewals to other customers. Generally, we recognize maintenance revenue ratably over the contract term, except in the case of multi-year term license contracts which are described in the “term licenses” section above. We recognized approximately 5% and 3% of maintenance and other recurring revenue from term licenses during the second quarter of fiscal 2006 and 2005, respectively.

We offer other recurring revenue services that are either subscription-based or transaction-based, and primarily include the provision of software interfaces to, and the capability to download securities information from, third party data providers. We recognize revenue from recurring revenue transactions either ratably over the subscription period or as the transactions occur.

Based on our historical experience, we have recorded a returns reserve to adjust revenues for estimated returns for maintenance and other recurring revenues of $(321,000) and $293,000 for the second quarter of fiscal 2006 and 2005, respectively. We have an algorithm for calculating the value of reserves that takes the last 18 months of experience into account, which resulted in a credit to revenue in the second quarter of 2006.

Professional services and other revenues. We offer a variety of professional services that include project management, implementation, data conversion, integration, custom report writing and training. Fair value for professional services is based upon separate sales of these services by us to other customers. Our professional services are generally billed based on hourly rates together with reimbursement for travel and accommodation expenses. Our professional services and other revenue also include revenue from our annual user conferences. We generally recognize revenue as these professional services are performed, except in the case of multi-year term license contracts which are described in the “term licenses” section above. Certain professional services arrangements involve acceptance criteria. In these cases, revenue and directly related expenses are deferred and then recognized upon acceptance.

Based on our historical experience, we have recorded a returns reserve to adjust revenues for the estimated returns for professional services and other revenues of $(3,000) and $14,000 for the second quarter of fiscal 2006 and 2005, respectively.

Directly related expenses.  When we defer service revenues, we also defer the direct costs incurred in the delivery of those services.  We recognize those deferred costs as costs of professional services revenues proportionally and over the same period that the deferred revenue is recognized as service revenue. When we defer license revenue, we defer the direct incremental costs incurred (i.e. sales commissions) related to the license revenues.  We recognize those costs as sales and marketing expense proportionally and over the same period as the license revenues.

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

•      tax planning opportunities; and

•      expectations for future earnings.

In considering whether or not we will realize a benefit from net deferred tax assets, recent losses must be given substantially more weight than any projections of future profitability. In the fourth quarter of 2003, we determined that, under applicable accounting principles and based on our history of successive quarterly losses since the second quarter of 2002, it was more likely than not that we would not realize any value for our net deferred tax assets. Accordingly, we established a valuation allowance equal to 100% of the amount of these assets. Since the beginning of 2004, we have continued to maintain a full valuation allowance against our deferred tax assets (except for deferred tax assets in the United Kingdom, Switzerland and the Netherlands) due to our history of losses through fiscal 2004. However, if our recent trend of profitability continues, we may determine that there is sufficient positive evidence to support a reversal of, or decrease in, the valuation allowance. If we were to reverse all or some part of our valuation allowance and recognize all or some part of our deferred tax assets, our financial statements would reflect an increase in assets on our balance sheet and a corresponding tax benefit to our statement of operations in the amount of the reversal.

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

The process for evaluating the potential impairment of goodwill is subjective and requires judgment at many points during the test including future revenue forecasts, discount rates and various reporting unit allocations. During the fourth quarter of 2005, we completed our annual impairment test which did not indicate impairment. During the second quarter of 2006, there were no events or circumstances which triggered an impairment review. Therefore, the first step of the impairment test was not necessary to perform.

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

Stock-based compensation. Effective January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected to implement using the modified-prospective method, under which prior periods are not restated for comparative purposes. Under the modified prospective method, the valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date. Estimated compensation expense for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. We make quarterly assessments of the adequacy of our tax credit pool to determine if there are any deficiencies which require recognition in our condensed consolidated statements of operations.

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

The adoption of SFAS 123R had a material impact on our condensed consolidated financial position and results of operations. See Note 3, “Stock Based Compensation”, for further information regarding our stock-based compensation assumptions and expense, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. FIN 48 will be effective beginning in the first quarter of 2007. We have not yet evaluated the impact of FIN 48 on our condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

The following table sets forth, for the periods indicated, certain financial information as a percentage of total net revenues. The financial information and the ensuing discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Net revenues:
License and development fees	19%	24%	20%	24%
Maintenance and other recurring	72	64	70	64
Professional services and other	9	13	10	12

Total net revenues	100	100	100	100

Cost of revenues:
License and development fees	1	1	1	1
Maintenance and other recurring	19	18	18	18
Professional services and other	12	11	11	11
Amortization of developed technology	1	2	1	2

Total cost of revenues	32	32	31	31

Gross margin	68	68	69	69

Operating expenses:
Sales and marketing	28	26	28	26
Product development	20	19	19	20
General and administrative	17	19	18	20
Amortization of other intangibles	2	2	2	3
Restructuring charges	0	4	0	2

Total operating expenses	67	70	67	70

Income (loss) from operations	1	(2)	2	(1)
Interest income and other, net	2	12	3	7

Income before income taxes	3	10	4	6
Provision for (benefit from) income taxes	(0)	0	(1)	0

Net income	4%	10%	6%	6%

NET REVENUES

	Three Months Ended June 30			Six Months Ended June 30
	2006	2005	Change	2006	2005	Change

Total net revenues (in thousands)	$44,360	$40,927	$3,433	$88,016	$80,316	$7,700

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

Each of the major revenue categories has historically varied as a percentage of net revenues and we expect this variability to continue in future periods. This variability is partially due to the timing of the introduction of new products, the relative size and timing of individual perpetual software licenses, as well as the size of the implementation, the resulting proportion of the maintenance and professional services components of these license transactions and the amount of client use of pricing and related data. We are currently transitioning the majority of our license revenue to term license agreements. Once our transition to term licensing is completed, we expect less variability between our major categories of revenues. We expect total net revenues for the third quarter of 2006 to be between $44 million and $46 million.

License and Development Fees

	Three Months Ended June 30			Six Months Ended June 30
	2006	2005	Change	2006	2005	Change

License and development fees (in thousands)	$8,353	$9,634	$(1,281)	$17,979	$19,174	$(1,195)
Percent of total net revenues	19%	24%		20%	24%

The decrease in license revenue and development fees during the three and six months ended June 30, 2006 reflects our focus on transitioning sales of our core products to a term basis where license revenue is amortized over the term of the contract, as opposed to being recognized upfront with perpetual contracts. Term sales have the effect of lowering license revenues in the short term, but increase the total potential value of the customer relationship. We continue to sign more contracts on a term basis as term bookings increased from $4.0 million during the second quarter of 2005 to $12.9 million during the second quarter of 2006, which primarily reflects 11 new Geneva customers and 18 new APX customers in the current quarter. Revenue recognized from term license contracts on our core products increased significantly to $3.8 million or 45% of license revenue during the second quarter of 2006, as compared to $2.3 million or 23% of license revenue during the second quarter of 2005. Revenue recognized from term license contracts on our core products was approximately 39% and 22% of license revenue during the six months ended June 30, 2006 and 2005, respectively. This increase in term license revenue was offset by a decrease in perpetual license revenues of $2.9 million during the second quarter of 2006 versus the comparable period in 2005.

We expect license and development fee revenues to be relatively flat to slightly up in the third quarter of 2006, as we continue our transition to a term license model.

We typically license our products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the number of site installations and the number of authorized users. We earn development fees when we provide product solutions which are not part of our standard product offering but will be incorporated into our future releases. For the three and six months ended June 30, 2006 and 2005, revenue from development fees was less than 3% of total license and development fees revenue. For the three months ended June 30, 2006 and 2005, soft dollar revenues generated from Advent related licenses paid for through soft dollar transactions were $0.5 million and $0.2 million, respectively, and represented 6% and 2%, respectively, of total license and development revenues. In conjunction with the soft dollar wind-down process during the second quarter of 2006, we experienced accelerated settlement of our outstanding soft dollar arrangements, resulting in an increase in soft dollar license transactions and revenue during the three months ended June 30, 2006. In the future, we expect soft dollar revenues to be nominal.

Maintenance and Other Recurring Revenues

	Three Months Ended June 30			Six Months Ended June 30
	2006	2005	Change	2006	2005	Change
Maintenance and other recurring revenues (in thousands)	$31,882	$26,015	$5,867	$61,586	$51,259	$10,327
Percent of total net revenues	72%	64%		70%	64%

The increase in maintenance and other recurring revenues in the three and six month periods reflected an increase in new maintenance support contracts as a result of the increase in the number of new license contracts (term and perpetual), price increases and service level upgrades to our installed customer base, an increase in demand for our data services and an increase in our recurring revenue sharing. We disclose our maintenance renewal rate one quarter in arrears in order to include most payments received against maintenance invoices. The maintenance renewal rate for the second quarter of 2006 of 88% was within the range of 86% to 90% that we have experienced since the second quarter of 2005. During the second quarter of 2006, we recognized a net benefit of approximately $0.3 million from reducing our reserve against maintenance and other recurring revenues. Also in the second quarter of 2006, we recognized $0.4 million of revenue from deferred maintenance and recurring revenue that should have been previously recognized between the periods of the third quarter of 2001 and the first quarter of 2006. Recurring revenue increased by $1.7 million and $2.5 million during the three and six months ended June 30, 2006, respectively, as a result of growth in our subscription and data management revenue stream, especially Advent Custodial Data (ACD), as well as our receiving increased revenue share from trade routing fees from a partner.

Maintenance revenue has remained relatively flat as a proportion of total maintenance and recurring revenues at approximately 68% to 69% in the three and six months ended June 30, 2006 and 2005. We expect maintenance and recurring revenues will increase slightly in dollar amount in the third quarter of 2006 reflecting additions to the customer base and maintenance price increases with existing customers, partially offset by attrition within our existing customer base.

Professional Services and Other Revenues

	Three Months Ended June 30			Six Months Ended June 30
	2006	2005	Change	2006	2005	Change
Professional services and other revenues
(in thousands)	$4,125	$5,278	$(1,153)	$8,451	$9,883	$(1,432)
Percent of total net revenues	9%	13%		10%	12%

Professional services and other revenues include consulting, project management, custom integration, custom work, training and soft dollar transactions for products and services not related to Advent product or services. Professional services related to Advent Office products generally can be completed and accepted in a relatively short time period while services related to Geneva and APX products may require a six to nine month implementation period. Therefore, the revenues associated with professional services reflect a mix of services related to current quarter license revenue as well as transactions from prior quarters. Generally, our consulting revenues lag our license revenues by one or two quarters, but can also be affected by specific milestone completions.

Professional services and other revenues decreased $1.2 million and $1.4 million during the three and six months ended June 30, 2006, respectively. These decreases are primarily attributable to the deferral of professional services revenue of $1.9 million and $3.3 million for the three and six months ended June 30, 2006, respectively, for services performed on term license implementations which were still in progress as of June 30, 2006. In addition, revenues earned from third party products paid for through soft dollar transactions decreased due to fewer transactions as we began to wind down the soft dollar component of Second Street Securities beginning in the first quarter of 2006. In addition, professional services and other revenues for the six months ended June 30, 2006 reflect $0.6 million of write-offs and reserves incurred in the first quarter of 2006 related to these soft dollar transactions. These decreases in professional services and other revenues were partially offset by increases in our general consulting, project management and training revenues associated with APX and Geneva implementations.

We expect revenues from professional services to be relatively flat in the third quarter of 2006, as the expected $1 million of revenue generated by the annual Advent User Conference held in September 2006 is offset by increased services revenue deferrals for term license contracts.

Revenues by Segment

	Three Months Ended June 30			Six Months Ended June 30
	2006	2005	Change	2006	2005	Change
	(in thousands)
Advent Investment Management	$39,005	$35,433	$3,572	$77,598	$69,556	$8,042
MicroEdge	4,849	4,843	6	9,701	9,502	199
Other	506	651	(145)	717	1,258	(541)
Total	$44,360	$40,927	$3,433	$88,016	$80,316	$7,700

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

The 10% and 12% increase in AIM’s revenue in the three and six months ended June 30, 2006, respectively, reflected an increase in new maintenance support contracts as a result of new license contracts and price increases and service level upgrades from maintenance contracts for our installed customer base.

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

The slight increases in MicroEdge revenue in the three and six months ended June 30, 2006 also reflected the economic conditions and growth in the financial markets which resulted in slightly more charitable contributions. This increase in charitable contributions received by the foundations sector in the first half of 2006 enabled foundations to increase their information technology expenditures which resulted in the increase in MicroEdge revenue in the first half of 2006.

COST OF REVENUES

	Three Months Ended June 30			Six Months Ended June 30
	2006	2005	Change	2006	2005	Change
Total cost of revenues (in thousands)	$13,993	$12,952	$1,041	$27,457	$24,985	$2,472
Percent of total net revenues	32%	32%		31%	31%

Our cost of revenues is made up of four components: cost of license and development fees; cost of maintenance and other recurring; cost of professional services and other; and amortization of developed technology.

Cost of License and Development Fees

	Three Months Ended June 30			Six Months Ended June 30
	2006	2005	Change	2006	2005	Change
Cost of license and development fees (in thousands)	$338	$384	$(46)	$785	$640	$145
Percent of total license revenues	4%	4%		4%	3%

Cost of license and development fees consists primarily of royalties and other fees paid to third parties, the fixed direct labor involved in producing and distributing our software, labor costs associated with generating development fees and cost of product media including duplication, manuals and packaging materials. These costs have remained relatively flat during the three and six months ended June 30, 2006. The fluctuations in the three and six months ended June 30, 2006 primarily reflect increases in payroll and related expenses of $68,000 and $113,000, respectively, as a result of an increase in headcount. The increase in payroll and related expense for the three months ended June 30, 2006 was more than offset by a decrease in royalty expense of $132,000. We expect cost of license and development fees to remain flat in the third quarter of 2006 compared to the second quarter of 2006.

Cost of Maintenance and Other Recurring

	Three Months Ended June 30			Six Months Ended June 30
	2006	2005	Change	2006	2005	Change
Cost of maintenance and other recurring (in thousands)	$8,242	$7,562	$680	$15,941	$14,637	$1,304
Percent of total maintenance revenue	26%	29%		26%	29%

Cost of maintenance and other recurring revenues is primarily comprised of the direct costs of providing technical support and other services for recurring revenues and royalties paid to third party subscription-based and transaction-based vendors. The increase during the three and six months ended June 30, 2006 was due primarily to an increase in compensation and related costs of $467,000 and $910,000 resulting from an increase in stock-based compensation costs and headcount. Specifically, stock-based compensation costs, which are included in compensation and related costs, of $268,000 and $523,000 were recognized during the three and six months ended June 30, 2006, respectively, as a result of implementing SFAS 123R effective January 1, 2006, and from issuing RSU’s and SAR’s during the first half of 2006. Higher utilization of outside services also contributed to $226,000 and $213,000 of the increases during the three and six months ended June 30, 2006, respectively. We expect cost of maintenance and other recurring revenues to be flat in the third quarter of 2006 compared to the second quarter of 2006.

Cost of Professional Services and Other

	Three Months Ended June 30			Six Months Ended June 30
	2006	2005	Change	2006	2005	Change
Cost of professional services and other (in thousands)	$5,150	$4,392	$758	$10,074	$8,480	$1,594
Percent of total professional services revenues	125%	83%		119%	86%

Cost of professional services and other revenue consists primarily of personnel related costs associated with the client services and support organization in providing consulting, custom report writing and conversions of data from clients’ previous systems. Also included are direct costs associated with third-party consultants and travel expenses. The increases in the 2006 periods primarily reflect increases in payroll and related costs, recruiting expenses, and travel costs. Payroll related expenses increased by $360,000 and $660,000 during the three and six months ended June 30, 2006 as a result of an increase in headcount and stock based compensation. Stock-based compensation costs of $216,000 and $421,000, which are included in payroll related expenses, were recognized during the three and six months ended June 30, 2006, respectively, as a result of implementing SFAS 123R effective January 1, 2006, and from issuing RSU’s and SAR’s during the first half of 2006. These increases in payroll related expense were partially offset by decreases in salary expense, as a result of the deferral of professional services costs under SOP 97-2 of $0.8 million and $1.3 million for the three and six months ended June 30, 2006, respectively, for services performed on term license implementations which were in progress at the end of June 30, 2006. Consistent with the increase in headcount, recruiting costs increased by $167,000 and $225,000 during the three and six months ended June 30, 2006, respectively. In addition, travel expenses increased by $267,000 and $523,000 during the three and six months ended June 30, 2006, respectively, due to travel associated with more professional service projects. Gross margin for the three and six months ended June 30, 2006 were negatively impacted by our deferral of professional services costs under SOP 97-2 as we only defer the direct costs associated with services performed on term license arrangements which were in progress at each quarter-end. As a result, indirect costs such as management and other overhead expenses are recognized and have the effect of compressing or eliminating margin on these services. In addition, our professional services organization has ramped up during fiscal 2006 resulting in additional headcount who are not being fully utilized as they are in their initial training phase. Gross margin for the six months ended June 30, 2006 were also impacted by the $0.6 million of write-offs and reserves incurred in the first quarter of 2006 associated with third party products paid through soft dollar transactions as noted above.

We expect cost of professional services and other revenues to increase in the third quarter of 2006, by approximately $1 million. The increase is attributed to Advent’s annual User Conference which will be held in September. The balance of the increase is due to headcount additions ramping to support APX implementations.

Amortization of Developed Technology

	Three Months Ended June 30			Six Months Ended June 30
	2006	2005	Change	2006	2005	Change
Amortization of developed technology (in thousands)	$263	$614	$(351)	$657	$1,228	$(571)
Percent of total net revenues	1%	2%		1%	2%

Amortization of developed technology represents amortization of acquisition-related intangible assets and internal product development costs. The decrease in amortization of developed technology reflected technology related intangible assets from prior acquisitions becoming fully amortized during fiscal 2005 and the first six months of 2006. We expect amortization of developed technology to be approximately $0.3 million in the third quarter of 2006.

OPERATING EXPENSES

Sales and Marketing

	Three Months Ended June 30			Six Months Ended June 30
	2006	2005	Change	2006	2005	Change
Sales and marketing (in thousands)	$12,209	$10,474	$1,735	$24,351	$20,537	$3,814
Percent of total net revenues	28%	26%		28%	26%

Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars. The increase in expense for the three and six months ended June 30, 2006 was primarily due to stock-based compensation expense of $1.2 million and $2.4 million, respectively, as a result of implementing SFAS 123(R), effective January 1, 2006, and from issuing RSU’s and SAR’s during the first half of 2006. We also incurred approximately $0.3 million of bad debt expense during the second quarter of 2006 associated with the winding down of our soft dollar business. Increases in travel expenses, marketing costs and higher information technology costs contributed to the increases during the fiscal 2006 periods. We allocated payroll and related costs of certain IT personnel from general and administrative expense to sales and marketing expense as these employees were working on specific projects relating to the sales and marketing function. We expect sales and marketing expenses to be down slightly in the third quarter of 2006 compared to the second quarter of 2006, due primarily to non-recurring expenses related to the closure of our soft dollar business in the second quarter of 2006.

Product Development

	Three Months Ended June 30			Six Months Ended June 30
	2006	2005	Change	2006	2005	Change
Product development (in thousands)	$8,815	$7,811	$1,004	$16,750	$15,767	$983
Percent of total net revenues	20%	19%		19%	20%

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

The increase in product development expense of $1.0 million during the three and six months ended June 30, 2006 was primarily due to stock-based compensation expense of $0.8 million and $1.5 million, respectively, as a result of implementing SFAS 123(R), effective January 1, 2006, and from issuing RSU’s and SAR’s during the first half of 2006. The increase in expense during the six months ended June 30, 2006 was partially offset by the capitalization of software development costs (related to the beta phase of APX 1.5) of $0.9 million, whereas only $0.5 million was capitalized during the comparable period of 2005. We expect product development expenses to decrease slightly in the third quarter of 2006 as we capitalize more payroll and related expense under SFAS 86 compared to the second quarter of 2006.

General and Administrative

	Three Months Ended June 30			Six Months Ended June 30
	2006	2005	Change	2006	2005	Change
General and administrative (in thousands)	$7,702	$7,808	$(106)	$15,648	$16,161	$(513)
Percent of total net revenues	17%	19%		18%	20%

General and administrative expenses consist primarily of personnel costs for finance, administration, operations and general management, as well as legal and accounting expenses. The decrease in the three and six months ended June 30, 2006 reflects lower personnel costs (excluding stock-based compensation expense) of approximately $0.8 million and $1.3 million as a result of lower headcount and allocation of information technology (IT) personnel costs to other departments. During the three and six months ended June 30, 2006, we allocated payroll and related costs for certain IT personnel to sales and marketing expense and cost of professional services as these IT employees were working on specific projects relating to these functions. Consistent with the decrease in headcount, our recruiting fees decreased by $0.1 million and $0.2 million during the three and six months ended June 30, 2006. The overall decrease was also attributable to lower legal fees of $0.4 million and $0.8 million during the three and six months ended June 30, 2006 as the comparative 2005 periods included costs for various legal disputes in the prior year. Decreases in depreciation expense of $0.4 million and $0.5 million for the three and six months ended June 30, 2006, respectively, also contributed to the overall decrease in general and administrative expense which primarily resulted from assets being fully depreciated subsequent to June 30, 2005 and also from the exit of one floor of our office space in New York, New York in the third quarter of 2005. Outside service costs also decreased in 2006 as we utilized fewer external consultants during the three and six months ended June 30, 2006. These decreases were offset by increases in stock-based compensation expense of $1.0 million and $1.8 million during the three and six months ended June 30, 2006, respectively, as a result of adopting SFAS 123R in the first quarter of 2006, and from issuing RSU’s and SAR’s during the first half of 2006 and an increase in rent expense of approximately $0.3 million and $0.6 million during the three and six months ended June 30, 2006, respectively, primarily resulting from higher rent expense due to our entry into a definitive lease agreement in January 2006 for our future headquarters facility located at 600 Townsend Street in San Francisco, California. We expect general and administrative expenses to be down slightly in the third quarter of 2006.

Amortization of Other Intangibles

	Three Months Ended June 30			Six Months Ended June 30
	2006	2005	Change	2006	2005	Change
Amortization of other intangibles (in thousands)	$1,020	$1,020	$—	$1,999	$2,067	$(68)
Percent of total net revenues	2%	2%		2%	3%

Amortization of other intangibles represents amortization of non-technology related intangible assets. Amortization of other intangibles has remained flat during the three and six months ended June 30, 2006 as we continue to amortize our non-technology intangibles through their estimated useful lives. We expect amortization of other intangibles to be approximately $1 million in the third quarter of 2006.

Restructuring Charges

	Three Months Ended June 30			Six Months Ended June 30
	2006	2005	Change	2006	2005	Change
Restructuring charges (in thousands)	$124	$1,520	$(1,396)	$265	$1,603	$(1,338)
Percent of total net revenues	0%	4%		0%	2%

Restructuring initiatives have been implemented in our AIM and Other operating segments to reduce costs and improve operating efficiencies by better aligning our resources to near-term revenue opportunities. These initiatives have resulted in restructuring charges comprised primarily of costs related to properties abandoned in connection with facilities consolidation, related write-down of leasehold improvements and severance and associated employee termination costs related to headcount reductions. Our restructuring charges included accruals for estimated losses on facility costs based on our contractual obligations net of estimated sublease income. We reassess this liability periodically based on market conditions.

During the three months ended June 30, 2006, we recorded a restructuring charge of $124,000 which related to the costs to exit a portion of our facility in New Rochelle, New York, and our entire facility in Summit, New Jersey as well as the fair value amortization of prior period obligations. During the three months ended March 31, 2006, Advent recorded a net restructuring charge of $141,000 primarily to adjust original estimates for facilities in San Francisco, California and New York, New York.

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

The following table sets forth an analysis of the components of the restructuring charges and the payments and non-cash charges made against the accrual during the six months ended June 30, 2006 (in thousands):

	Facility Exit	Severance and
	Costs	Benefits	Total
Balance of restructuring accrual at December 31, 2005	$4,553	$7	$4,560
Cash payments	(1,082)	—	(1,082)
Reversal of deferred rent related to facilities exited	6	—	6
Restructuring charges	95	—	95
Adjustment of prior restructuring costs	173	(3)	170
Balance of restructuring accrual at June 30, 2006	$3,745	$4	$3,749

Of the remaining restructuring accrual of $3.7 million at June 30, 2006, $0.8 million and $2.9 million are included in accrued liabilities and other long-term liabilities, respectively, on the accompanying condensed consolidated balance sheet. As of June 30, 2006, the remaining excess facility costs of $3.7 million are stated at estimated fair value, net of estimated sublease income of approximately $7.9 million. We expect to pay remaining obligations in connection with vacated facilities no later than over the remaining lease terms, which expire on various dates through 2012. We expect to pay the remaining severance and benefits in 2006. As a result of our restructuring activities implemented to date, we have reduced our total expenses by approximately $15 million on an annual basis. We anticipate incurring a restructuring charge of approximately $3.0 million in relation to our corporate facility move in the fourth quarter of 2006.

Operating Income (Loss) by Segment

	Three Months Ended June 30			Six Months Ended June 30
	2006	2005	Change	2006	2005	Change
	(in thousands)
Advent Investment Management	$4,560	$313	$4,247	$9,673	$1,455	$8,218
MicroEdge	1,172	577	595	2,123	950	1,173
Other	(477)	86	(563)	(945)	86	(1,031)
Unallocated corporate operating costs and expenses
Stock-based compensation	(3,475)	—	(3,475)	(6,649)	—	(6,649)
Amortization of developed technology	(263)	(614)	351	(657)	(1,228)	571
Amortization of other intangibles	(1,020)	(1,020)	—	(1,999)	(2,067)	68
Total operating income (loss)	$497	$(658)	$1,155	$1,546	$(804)	$2,350

Operating income for the AIM segment increased by approximately $4.2 million and $8.2 million during the three and six months ended June 30, 2006, respectively which generally reflects increases in AIM revenues of $3.6 million and $8.0 million during these respective periods. MicroEdge’s operating income increased by $0.6 million and $1.2 million during the three and six months ended June 30, 2006 primarily due to decreased marketing costs and outside services cost associated with lower utilization of outside contractors. Operating losses for our “Other” segment increased by $0.6 million and $1.0 million during the three and six months ended June 30, 2006, resulting primarily from our decision during the first quarter of 2006 to wind down the soft dollar component of our business as it no longer fits with our corporate strategy. We anticipate winding down soft dollaring of Advent or third party products and services through this subsidiary during the third quarter of 2006.

Interest Income and Other, Net

	Three Months Ended June 30			Six Months Ended June 30
	2006	2005	Change	2006	2005	Change
Interest income and other, net (in thousands)	$1,051	$4,712	$(3,661)	$2,397	$5,609	$(3,212)
Percent of total net revenues	2%	12%		3%	7%

Interest income and other, net consists of interest income, realized gains and losses on investments and foreign currency gains and losses. Interest income and other, net during the three and six months ended June 30, 2005 included a gain on sale of a private equity investment of $3.6 million during the second quarter of 2005, accounting for the majority of the decrease of $3.7 million and $3.2 million in interest income and other, net during the three and six months ended June 30, 2006, respectively. These decreases were offset by an increase in interest income of $0.2 million and $0.6 million during the three and six months ended June 30, 2006 as a result of higher average interest rates. The remaining components of interest income and other expense, net fluctuate primarily due to foreign currency gains and losses and realized gains and losses from sales of investments.

Provision For (Benefit From) Income Taxes

	Three Months Ended June 30			Six Months Ended June 30
	2006	2005	Change	2006	2005	Change
Provision for (benefit from) income taxes (in thousands)	$(55)	$116	$(171)	$(1,062)	$130	$(1,192)
Percent of total net revenues	0%	0%		-1%	0%

For the three and six months ended June 30, 2006, we recorded a benefit from income taxes of $55,000 and $1.1 million respectively, compared to provisions of $116,000 and $130,000 in the three and six months ended June 30, 2005, respectively. We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities to be recognized as deferred tax assets and liabilities. During the fourth quarter of 2003, we established a full valuation allowance against our deferred tax assets in the United States because we determined that it was more likely than not that these deferred tax assets would not be realized in the foreseeable future. For the fiscal 2005 and 2006 periods, we recorded a nominal provision for income taxes because the statutory income tax expense was fully offset by a decrease in the valuation allowance. The small benefit from income taxes for the three months ended June 30, 2006 is primarily due to the recognition of some foreign deferred tax benefits. The benefit from income taxes of $1.1 million for the six months ended June 30, 2006 is primarily due to the receipt of a state income tax refund of $0.5 million and a reduction in other projected tax liabilities associated with the expiration of federal income tax return contingency of approximately $0.6 million.

If our recent trend of profitability continues, we may determine that there is sufficient positive evidence to support a reversal of, or decrease in, the valuation allowance. If we were to reverse all or some part of our valuation allowance and recognize all or some part of our deferred tax assets, our condensed consolidated financial statements would reflect an increase in assets on our balance sheet and a corresponding tax benefit to our statement of operations in the amount of the reversal. Once we have removed our valuation allowance, we will resume providing for income taxes at the statutory rate. Despite this potential increase in our effective tax rate, our cash payments for income taxes will continue to be nominal in the near term as we have significant net operating losses, capital losses and credit carryforwards to utilize against current income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our aggregate cash, cash equivalents and marketable securities were $97.2 million at June 30, 2006, compared with $163.4 million at December 31, 2005. Cash equivalents are comprised of highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase.

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Six Months Ended June 30
	2006	2005
Net cash provided by operating activities	$21,379	$13,482
Net cash provided by investing activities	$24,160	$32,481
Net cash used in financing activities	$(77,585)	$(44,023)

Cash Flows from Operating Activities

Our cash flows from operating activities represent the most significant source of funding for our operations. Our cash provided by operating activities generally follows the trend in our net revenues and operating results. Our cash provided by operating activities during the six months ended June 30, 2006 of $21.4 million was primarily the result of our net income and non-cash charges including stock-based compensation, depreciation and amortization. Other sources of cash during the six months ended June 30, 2006 included increases in deferred rent and deferred revenue. The increase in deferred rent resulted from the entry into a material definitive lease agreement on January 2006 for our future headquarters facility located at 600 Townsend Street in San Francisco. The increase in deferred revenue primarily reflected our continued transition to the term license model. Uses of our operating cash included a reduction of our sales reserves, an increase in our prepaid and other assets and decreases in accrued liabilities and income taxes payable. The increase in prepaid and other assets primarily reflected a receivable established for the tenant improvement allowance associated with our 600 Townsend lease agreement, which was partially offset by cash payments by the lessor during the six months ended June 30, 2006. The decreases in accounts payable and accrued liabilities reflected cash payments of December 31, 2005 liabilities including year-end payables and bonuses, commissions, payroll taxes, settlement of claims of certain former members and employees of Advent Outsource Data Management, and legal costs associated with the discovery phase of the Kinexus earnout litigation. The decrease in income taxes payable during the six months ended June 30, 2006 reflected cash payments related to state income taxes and reductions in other projected tax liabilities.

Our cash provided by operating activities of $13.5 million during the first six months of 2005 was primarily the result of our net income and non-cash charges including depreciation and amortization, partially offset by a non-operating gain from the sale of an equity investment. Other sources of cash during the first six months of 2005 included decreases in accounts receivable, prepaid and other assets and increases in accrued liabilities and deferred revenue. The decrease in accounts receivable primarily reflected strong collections during the first half of 2005. Days’ sales outstanding decreased to 68 days from 73 days during this period. The decrease in prepaid and other assets primarily reflected prepaid expense amortization. The increase in accrued liabilities was primarily due to restructuring charges for facility exit costs during the second quarter of 2005. The increase in deferred revenue primarily reflected an increase in deferred maintenance. Uses of our operating cash included a reduction in income taxes payable as a result of the payment of a tax settlement of $1.2 million. Other major uses of cash include funding payroll (salaries, bonuses and benefits), general operating expenses (marketing, travel and office rent) and cost of revenues.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, amount of revenue deferred, collection of accounts receivable, and timing of payments.

Cash Flows from Investing Activities

Net cash provided by investing activities of $24.2 million for the six months ended June 30, 2006, consisted primarily of net sales and maturities of marketable securities of $34.1 million. During the six months ended June 30, 2006, we liquidated investments to provide the cash required to repurchase our common stock. These cash proceeds were offset by capital expenditures of $7.9 million, a change in restricted cash of $1.2 million to secure a bank line of credit, and capitalized software development costs of $0.8 million. During the first six months of 2006, restricted cash increased $1.2 million as we secured a bank line of credit of $1.2 million associated with the Company’s entry into a definitive lease agreement with Toda Development, Inc. (“Toda”) on January 2006 for our future headquarters facility located 600 Townsend Street in San Francisco, California. In the event that we default under the terms of this lease agreement, the letter of credit may be drawn upon by Toda.

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

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2006 of $77.6 million reflected the repurchase of 2.8 million shares of our common stock for $86.5 million, partially offset by proceeds received from the issuance of common stock of $8.9 million.

Net cash used in financing activities for the six months ended June 30, 2005 of $44.0 million reflected the repurchase of 2.7 million shares of our common stock for $48.8 million, partially offset by proceeds received from the issuance of common stock of $4.7 million.

Our liquidity and capital resources in any period could be affected by the exercise of outstanding stock options and issuance of common stock under our employee stock purchase plan. The resulting increase in the number of outstanding shares could also affect our per share results of operations. However, we cannot predict the timing or amount of proceeds from the exercise of these securities, or whether they will be exercised at all. Furthermore, we may continue our stock repurchase activity under the share repurchase programs approved by our Board. As of June 30, 2006, approximately 0.7 million shares were available to be repurchased under the share repurchase plan that was approved by the Board and publicly announced in April 2006. As of the issuance of this 10-Q, all of these shares under this program have been repurchased. As noted in the “Recent Developments” section above, in July 2006, our Board approved an additional common stock repurchase program authorizing the repurchase of up to 1.5 million shares of the Company’s common stock.

At June 30, 2006, we had $52.9 million in working capital. We currently have no significant capital commitments other than commitments under our operating leases, which increased from $21.9 million at December 31, 2005 to $40.6 million at June 30, 2006, primarily as a result of our entry into a material definitive lease agreement in January 2006 for our future headquarters facility located at 600 Townsend Street in San Francisco, California.

The following table summarizes our contractual cash obligations as of June 30, 2006 (in thousands):

	Six Months Ended
	December 31	Year Ended December 31
	2006	2007	2008	2009	2010	Thereafter	Total
Operating lease obligations, net of sub-lease income	$3,411	$5,866	$7,078	$4,073	$3,777	$16,362	$40,567

At June 30, 2006 and December 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We expect that for the foreseeable future, our operating expenses and stock repurchases will continue to constitute a significant use of cash flow. In addition, we may use cash to fund acquisitions or invest in other businesses. Based upon our past performance and current expectations, we believe that our cash and cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, investment requirements and financing activities for at least the next twelve months.

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements as of June 30, 2006 consist primarily of obligations under operating leases. See Note 11, “Commitments and Contingencies” to the condensed consolidated financial statements and the “Liquidity and Capital Resources” section above for further discussion and a tabular presentation of our contractual obligations.

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

Our interest rate risk relates primarily to our investment portfolio, which consisted of $30.6 million in cash equivalents and $58.3 million in marketable securities as of June 30, 2006. An immediate sharp increase in interest rates could have a material adverse affect on the fair value of our investment portfolio. Conversely, immediate sharp declines in interest rates could seriously harm interest earnings of our investment portfolio. We do not currently use derivative financial instruments in our investment portfolio, nor hedge for these interest rate exposures.

By policy, we limit our exposure to longer-term investments, and a majority of our investment portfolio at June 30, 2006 and December 31, 2005 had maturities of less than one year. As a result of the relatively short duration of our portfolio, an immediate hypothetical parallel shift to the yield curve of plus 25 basis points (BPS), 50 BPS and 100 BPS would result in a reduction of 0.13% ($113,000), 0.26% ($227,000) and 0.51% ($454,000), respectively, in the market value of our investment portfolio as of June 30, 2006.

We have also invested in several privately-held companies, most of which can still be considered in the start-up or development stages. These non-marketable investments are classified as other assets on our balance sheet. Our investments in privately-held companies could be affected by an adverse movement in the financial markets for publicly-traded equity securities, although the impact cannot be directly quantified. These investments are inherently risky as the market for the technologies or products these privately-held companies have under development are typically in the early stages and may never materialize. The value of these investments is also influenced by factors including the operating effectiveness of these companies, the overall health of the companies’ industries and the strength of the private equity markets. We could lose our entire investment in these companies. At June 30, 2006 our net investments in privately-held companies totaled $8.5 million.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(f) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that because the material weaknesses in internal control over financial reporting which were previously identified in “Management’s Report on Internal Control over Financial Reporting” included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2005 have not yet been remediated, our disclosure controls and procedures were ineffective as of June 30, 2006 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to Advent’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting which were identified in connection with the evaluation required by Rule 13a-15(e) of the Exchange Act that occurred during the second quarter ended June 30, 2006 that has materially affected, or is reasonably likely to affect, Advent’s internal control over financial reporting.

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

On July 11, 2006, a former independent consultant filed suit against the Company in the Supreme Court of the State of New York. The complaint alleges that Advent failed to pay plaintiff commissions due for his services as a consultant to Advent. The plaintiff is seeking approximately $101,000 in commissions and $2.0 million in unspecified consequential damages, as well as interest and attorney’s fees. We dispute the plaintiffs’ claims and believe that we have meritorious defenses and intend to vigorously defend this action. Management believes that any potential loss associated with this litigation is neither probably nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

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

Our Operating Results May Fluctuate Significantly.

Although we are transitioning to a predominantly term license model, perpetual licenses still constituted approximately 55% of our second quarter of 2006 software license revenues, while declining significantly from the second quarter of 2005. Until we have substantially completed our transition to a term license model, our license revenues will be negatively impacted by the continued reduction in perpetual license revenue and increased term license revenue. Term license contracts are comprised of both software licenses and maintenance services, and we typically allocate 55% of the term revenue to license and 45% of the term revenue to maintenance, based on the relative economic value of these two elements. Individual perpetual software licenses vary significantly in value, and the value and timing of these transactions can therefore cause our quarterly license revenues to fluctuate. We have often recognized a substantial portion of each quarter’s perpetual license revenues in the last month, weeks or even days of the quarter. As a result, the magnitude of quarterly fluctuations in license revenue may not be evident until late in or after the close of a particular quarter and a disruption late in the quarter may have a disproportionately large negative impact on revenue. In addition, some of our large professional services contracts contain performance milestones or acceptance clauses, which affect the timing of revenue recognized under such contracts. As a result of these and other factors, our quarterly net revenues may fluctuate significantly. Our expense levels are based in significant part on our transition to term license revenue recognition and expectations of future revenues and therefore are relatively fixed in the short term. Due to the fixed nature of these expenses, combined with the relatively high gross margin historically achieved on our products, an unanticipated decline in net revenues in any particular quarter may adversely affect our operating results. These factors have impacted and may continue to impact our operating results.

We are in a transition from selling predominantly perpetual licenses to selling a mix of perpetual and multi-year term licenses, and we expect term license revenue to increase as a proportion of total license revenue in the future. We generally recognize revenue for term licenses ratably over the period of the contract term, which is typically one to five years. We recognized approximately 24% of license revenue from term licenses in fiscal 2005, as compared to 11% in 2004 and 4% in 2003; this increased to approximately 34% and 45% of license revenue in the first and second quarters of 2006. We recognized approximately 3% of maintenance and other recurring revenues from term licenses in fiscal 2005, as compared with 1% in 2004 and 1% in 2003. If we are successful in our strategy to increase the proportion of our business signed on term license contracts, it will result in a greater portion of license revenue being deferred and as a result, our license revenue and profitability could be reduced in the short term. However, over the long-term, we expect that increases in deferred license revenue will lower the quarterly variability of license revenues.

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

We Face Intense Competition.

The market for investment management software is intensely competitive and highly fragmented, is subject to rapid change and is sensitive to new product introductions and marketing efforts by industry participants. Our largest single source of competition is from proprietary systems used by existing and potential clients, many of whom develop their own software for their particular needs and therefore may be reluctant to license software products offered by independent vendors like Advent. Other competitors include providers of software and related services as well as providers of outsourced services, and include the following vendors: the APL subsidiary of CheckFree Corporation, Blackbaud, BNY ConvergEx Group (formerly “Eze Castle Software”), Charles River Development, DST International, the Eagle subsidiary of Mellon Financial Corporation, FT Interactive Data, IBSI, Indata, Kintera, LatentZero, Linedata, the Macgregor subsidiary of Investment Technology Group, Schwab Performance Technologies, Simcorp A/S, SS&C Technologies (“SS&C”), SunGard Data Systems, Inc. (“SunGard”), and the Portia Division of Thomson Financial.

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

We may not realize the anticipated benefits from our acquisitions because of the following significant challenges. We have incurred significant costs and commit significant management time in integrating the operations, technology, development programs, products, administrative and information systems, customers and personnel of these acquisitions. Furthermore, we may face other unanticipated costs with our acquisitions, such as the disputes involving earnout and incentive compensation amounts we have experienced with our Kinexus and Advent Outsource acquisitions.

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

Phase II of the task force focused on distribution arrangements, including 12b-1 fees and revenue sharing, and its recommendations are detailed in “Report of the Mutual Fund Task Force—Mutual Fund Distribution”.

In October 2005, the SEC invited comments from interested parties on its proposed interpretation of the regulations relating to soft dollars and bundled commissions in response to the findings of the task force, and on July 18, 2006, the SEC issued its interpretative release, which may affect our clients ability to use soft dollar arrangements to pay for Advent products and services, in which case our revenues could decrease. The Company is in the process of evaluating the impact, if any, of this release.

During the third quarter of 2006, we anticipate that we will complete the wind down of the “soft dollar” component of our SEC-registered broker/dealer subsidiary, Second Street Securities, as it no longer fits with our corporate strategy. Second Street Securities offered our customers the ability to pay for Advent products and other third party services through brokerage commissions and other fee-based arrangements.

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

Business Disruptions and Uncertain Political Conditions Could Adversely Affect Our Business.

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

Further, terrorist acts, conflicts or wars may cause damage or disruption to our customers. The potential for future attacks, the national and international responses to attacks or perceived threats to national security and other actual or potential conflicts or wars, including the ongoing crisis in the Middle East, have created many economic and political uncertainties. Although it is impossible to predict the occurrences or consequences of any such events, they could unsettle the financial markets or result in a decline in information technology spending, which could have a material adverse effect on our revenues.

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

Please refer to Note 3, “Stock-Based Compensation”, for further information regarding the adoption of SFAS 123R.

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

The Company also did not maintain effective controls over the accuracy, presentation and disclosure of the pro forma stock-based compensation expense in conformity with generally accepted accounting principles as of December 31, 2005. Specifically, the Company did not maintain effective controls to ensure that pro forma stock-based compensation expense from non-routine stock compensation arrangements, including those with non-standard vesting terms or performance vesting provisions, were expensed over the proper attribution period. As a result of this control deficiency, the Company’s disclosure of stock-based compensation expense for fiscal 2003 and 2004 and first three quarters of 2004 and 2005 have been revised. Additionally, this control deficiency could result in a misstatement of stock-based compensation expense that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

Management has determined that these control deficiencies constituted material weaknesses as of December 31, 2005 and June 30, 2006. Consequently, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2005 and June 30, 2006 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

Our current expectation is that our fiscal 2006 pre-tax income will range from breakeven to a modest amount, due primarily to the impact of expensing for stock options under SFAS 123R, which we implemented on January 1, 2006. One element of our quantitative analysis of any control deficiency is its actual or potential financial impact, and any impact that is greater than 5% of our pre-tax income (loss) in any quarter may be more likely to result in that deficiency being determined to be a significant deficiency or a material weakness. Accordingly, our projection of fiscal 2006 pre-tax income at a breakeven level to a modest profit will make it statistically less likely for us and our independent registered public accounting firm to determine that a control deficiency is not a material weakness.

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

In April 2006, Advent’s Board authorized the repurchase of an additional 2.3 million shares of the Company’s outstanding common stock. See Note 10, “Common Stock Repurchase Programs”, to the condensed consolidated financial statements for further information. During the second quarter of 2006, Advent repurchased 1.6 million shares of common stock under this repurchase program at a total cash outlay of $52.8 million and an average price of $33.07 per share.

The following table provides a month-to-month summary of the repurchase activity during the three months ended June 30, 2006 under the stock repurchase program approved by the Board in April 2006:

			Maximum
	Total	Average	Number of Shares That
	Number	Price	May Yet Be Purchased
	of Shares	Paid	Under Our Share
	Purchased (1)	Per Share	Repurchase Programs
	(shares in thousands)
April 2006	—	$—	2,300
May 2006	601	34.66	1,699
June 2006	994	32.11	705

Total	1,595	$33.07	705

(1)  All shares were repurchased as part of publicly announced plans.

On July 26, 2006, Advent’s Board authorized the repurchase of an additional 1.5 million shares of the Company’s outstanding common stock. See Note 14, “Subsequent Event”, to the condensed consolidated financial statements for further information.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders (the “Annual Meeting”) of Advent Software, Inc. was held at the principal office of the Company at 301 Brannan Street, San Francisco, California 94107 on May 17, 2006. Stockholders of record at the close of business on March 24, 2006 (the “Record Date”) were entitled to notice of and to vote at the meeting. As of the Record Date, 30,068,248 shares of the Company’s common stock were issued and outstanding, and a quorum of 28,843,553 shares of common stock was represented in person or by proxy at the Annual Meeting.

At the Annual Meeting, two items were voted upon:

1.     To elect eight directors to serve for the ensuing year and until their successors are duly elected and qualified.

	Number of Shares
	Voted For	Withheld
John H. Scully	27,583,265	1,260,288
Stephanie G. DiMarco	28,780,630	62,923
A. George Battle	28,430,223	413,330
Terry H. Carlitz	26,867,145	1,976,408
James D. Kirsner	28,435,982	407,571
James P. Roemer	28,692,047	151,506
Wendell G. Van Auken	26,529,316	2,314,237
William F. Zuendt	26,857,076	1,986,477

2.     To ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the year ending December 31, 2006.

	Number of Shares
				Broker
	For	Against	Abstained	Non-Votes
Ratification of appointment of
PricewaterhouseCoopers LLP as independent
registered public accounting firm	27,987,861	847,868	7,824	—

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

ADVENT SOFTWARE, INC.

Dated: August 8, 2006	By:	/s/ Graham V. Smith
Graham V. Smith
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)