Form 10-Q
period 2006-09-30
ADVENT SOFTWARE INC /DE/
filed 2006-11-09
CIK 1002225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number:  0-26994

ADVENT SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2901952
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

600 Townsend Street, San Francisco, California 94103

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
Yes ☐ No ☒

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2006 was 27,676,350.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30 2006	December 31 2005
ASSETS
Current assets:
Cash and cash equivalents	$32,628	$70,941
Marketable securities	28,222	92,491
Accounts receivable, net	33,930	33,507
Prepaid expenses and other	15,177	12,403
Total current assets	109,957	209,342
Property and equipment, net	25,225	16,009
Goodwill	96,784	94,335
Other intangibles, net	5,929	8,758
Other assets	12,578	12,131

Total assets	$250,473	$340,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,242	$3,945
Accrued liabilities	17,494	20,637
Deferred revenues	72,442	64,839
Income taxes payable	683	2,801
Total current liabilities	95,861	92,222
Deferred income taxes	416	1,122
Other long-term liabilities	9,784	5,252

Total liabilities	106,061	98,596

Commitments and contingencies (See Note 11)

Stockholders’ equity:
Common stock	276	311
Additional paid-in capital	308,383	331,530
Accumulated deficit	(173,417)	(95,828)
Accumulated other comprehensive income	9,170	5,966
Total stockholders’ equity	144,412	241,979

Total liabilities and stockholders’ equity	$250,473	$340,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net revenues:
License and development fees	$8,610	$9,169	$26,589	$28,343
Maintenance and other recurring	32,535	27,771	94,121	79,030
Professional services and other	4,732	5,836	13,183	15,719

Total net revenues	45,877	42,776	133,893	123,092

Cost of revenues:
License and development fees	356	328	1,141	968
Maintenance and other recurring	7,740	7,314	23,680	21,951
Professional services and other	6,894	4,249	16,967	12,729
Amortization of developed technology	251	641	909	1,869

Total cost of revenues	15,241	12,532	42,697	37,517

Gross margin	30,636	30,244	91,196	85,575

Operating expenses:
Sales and marketing	12,115	9,453	36,466	29,990
Product development	8,849	6,800	25,599	22,567
General and administrative	8,262	7,947	23,911	24,108
Amortization of other intangibles	1,028	997	3,027	3,064
Restructuring charges	54	116	320	1,719

Total operating expenses	30,308	25,313	89,323	81,448

Income from operations	328	4,931	1,873	4,127
Interest income and other, net	656	977	3,054	6,586

Income before income taxes	984	5,908	4,927	10,713
Provision for (benefit from) income taxes	32	62	(1,030)	192

Net income	$952	$5,846	$5,957	$10,521

Net income per share:
Basic	$0.03	$0.19	$0.20	$0.34
Diluted	$0.03	$0.18	$0.19	$0.33

Weighted average shares used to compute net income per share:
Basic	27,937	30,602	29,491	31,047
Diluted	29,448	32,301	30,882	32,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30
	2006	2005
Cash flows from operating activities:
Net income	$5,957	$10,521
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	10,097	—
Depreciation and amortization	10,109	11,824
Loss on dispositions of fixed assets	138	143
Provision for (reversal of) doubtful accounts	618	(191)
Provision for (reversal of) sales returns	(1,390)	1,957
Deferred income taxes	(706)	(246)
Unrealized loss (gain) on investments	210	(3,384)
Other	(91)	195
Changes in operating assets and liabilities:
Accounts receivable	(1,041)	4,870
Prepaid and other assets	(1,850)	(116)
Accounts payable	1,297	(35)
Accrued liabilities	(3,143)	2,598
Deferred revenues	8,992	(822)
Income taxes payable	(1,977)	(1,725)
Other long-term liabilities	4,532	(1,138)

Net cash provided by operating activities	31,752	24,451

Cash flows from investing activities:
Net cash used in acquisitions	—	(1,028)
Purchases of property and equipment	(15,474)	(4,460)
Capitalized software development costs	(800)	(1,280)
Purchases of marketable securities	(42,952)	(105,187)
Sales and maturities of marketable securities	107,420	157,248
Proceeds from sale of other investments	—	3,791
Change in restricted cash	(1,256)	—
Other	—	3

Net cash provided by investing activities	46,938	49,087

Cash flows from financing activities:
Proceeds from issuance of common stock	10,845	13,505
Repurchase of common stock	(127,933)	(52,585)

Net cash used in financing activities	(117,088)	(39,080)

Effect of exchange rate changes on cash and cash equivalents	85	(99)

Net change in cash and cash equivalents	(38,313)	34,359
Cash and cash equivalents at beginning of period	70,941	21,177

Cash and cash equivalents at end of period	$32,628	$55,536

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

Note 2—Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. FIN 48 will be effective beginning in the first quarter of 2007. The Company is currently evaluating the impact of FIN 48 on the Company’s condensed consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 will be effective in the first quarter of 2008. The Company is currently evaluating the impact of the provisions of SFAS 157.

In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 does not change the staff’s previous guidance in SAB 99 on evaluating the materiality of misstatements. SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the “rollover” approach and the “iron curtain” approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The provisions of SAB 108 currently have no impact on the Company’s condensed consolidated financial statements.

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

The Plan permits the award of restricted stock, restricted stock units (“RSU”), stock appreciation rights (“SAR”), performance shares, and performance units under the Plan. During the first nine months of 2006, Advent granted stock-settled RSU’s and SAR’s. The RSU’s are awards of restricted stock units that generally vest over four years in two equal installments on the second and fourth anniversaries of the date of grant. Upon vesting, the RSU’s will convert into an equivalent number of shares of common stock. The value of the RSU’s is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the four-year requisite service period. A SAR is the right to receive the appreciation in fair market value of common stock between the exercise date and the date of grant and generally vests over 5 years.  Upon exercise, SAR’s will be settled in shares of Advent common stock. Unvested RSU’s and SAR’s on termination of employment are canceled and returned to the Plan.

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

A summary of the status of the Company’s stock option and SAR’s activity for the nine months ended September 30, 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual Life	Intrinsic
	Shares	Price	(in years)	Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2005	5,489	$19.26
Options & SAR’s granted	847	$28.71
Options & SAR’s exercised	(541)	$17.39
Options & SAR’s canceled	(351)	$33.90
Outstanding at September 30, 2006	5,444	$19.97	6.40	$89,408
Exercisable at September 30, 2006	2,907	$17.89	4.64	$54,198

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $36.21 as of September 30, 2006 for options that were in-the-money as of that date.

The weighted average grant date fair value of options & SAR’s, as determined under SFAS 123R, granted during the nine months ended September 30, 2006 was $13.84 per share. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $7.7 million. The total cash received from employees as a result of employee stock option exercises during the nine months ended September 30, 2006 was approximately $9.4 million.

The Company settles employee stock option exercises with newly issued common shares.

During the nine months ended September 30, 2006, the Company granted RSU’s under its 2002 Stock Plan. A summary of the status of the RSU’s for the nine months ended September 30, 2006 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Outstanding at December 31, 2005	—	$—

RSU’s granted	257	$29.19
RSU’s canceled	(4)	$28.04

Outstanding at September 30, 2006	253	$29.21

None of the RSU’s were vested at September 30, 2006.

The weighted average grant date fair value was determined based on the closing market price of the Company’s common stock on the date of the award. Aggregate intrinsic value of RSU’s outstanding at September 30, 2006 was $9.2 million, using the closing price of $36.21 per share as of September 30, 2006.

Employee Stock Purchase Plan (“ESPP”)

All individuals employed in the United States are eligible to participate in the ESPP if Advent employs them for at least 20 hours per week and at least five months per year. The ESPP permits eligible employees to purchase Advent common stock through payroll deductions at a price equal to 85% of the lower of the closing sale price for the Company’s common stock reported on the NASDAQ National Market at the beginning or the end of each six-month offering period. In any calendar year, eligible employees can withhold up to 10% of their salary and certain variable compensation up to Internal Revenue Service limits.

On May 18, 2005 Advent’s stockholders approved the 2005 ESPP with 2,000,000 shares of common stock reserved for issuance. During the nine months ended September 30, 2006, the Company issued 56,422 additional shares under the 2005 ESPP. As of September 30, 2006, 1,871,561 shares were reserved for future issuance under the 2005 ESPP.

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

As the stock-based compensation expense recognized on the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience over the last ten years. Previously, under SFAS 123, the Company recorded forfeitures as they occurred.

Prior to adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires that they be reported as a financing cash inflow rather than as a reduction of taxes paid.

The effect of stock-based compensation expense recognized on Advent’s condensed consolidated statements of operations for the three and nine months ended September 30, 2006 was as follows (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Statement of operations classification
Cost of license and development fee revenues	$2	$7
Cost of maintenance and other recurring revenues	198	722
Cost of professional services and other revenues	172	593
Total cost of revenues	372	1,322

Sales and marketing	1,291	3,676
Product development	692	2,217
General and administrative	1,093	2,882
Total operating expenses	3,076	8,775

Total stock-based employee compensation expense	$3,448	$10,097

Tax effect on stock-based employee compensation (1)	—	—

Net effect on net income	$3,448	$10,097

Effect on net income per share:
Basic	$0.12	$0.34
Diluted	$0.12	$0.33

(1)   Assumes an effective tax rate of 0% for the three and nine months ended September 30, 2006 due to the full valuation allowance established against the Company’s deferred tax assets during the fourth quarter of 2003.

Approximately $25,000 and $98,000 and of stock-based compensation was capitalized as software development and internal use software costs, respectively, during the three and nine months ended September 30, 2006. Previously, under SFAS 123, the Company did not capitalize stock-based compensation as part of its pro forma disclosures.

As of September 30, 2006, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimated forfeitures, was $26.1 million and is expected to be recognized through the remaining vesting period of each grant. As of September 30, 2006, the weighted average remaining period was 3.3 years.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Stock Awards
Expected volatility	45.07% - 46.43%	58.1%	43.5% - 48.5%	61.2%
Expected life (in years)	5	5	5	5
Risk-free interest rate	4.81% - 5.11%	4.0%	4.3% - 5.11%	3.9%
Expected dividends	None	None	None	None

Employee Stock Purchase Plan
Expected volatility	36.5%	27.8%	36.5%	27.8%
Expected life (in months)	6	6	6	6
Risk-free interest rate	4.2%	2.8%	4.2%	2.8%
Expected dividends	None	None	None	None

The ESPP periods begin every six months in the second and fourth quarter of each year.

Prior to the adoption of SFAS 123R, the Company used historical volatility in deriving its expected volatility assumption. The expected stock price volatility for the three and nine months ended September 30, 2006 was determined based on an equally weighted average of historical and implied volatility of the Company’s common stock. Advent determined that a blend of implied volatility and historical volatility is more reflective of the market conditions and a better indicator of expected volatility than using purely historical volatility. The expected life for the three and nine months ended September 30, 2006 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The dividend yield assumption is based on the Company’s history of not paying dividends and the resultant future expectation of dividend payouts.

Fiscal Periods Prior to the Adoption of SFAS 123R

Prior to the adoption of SFAS 123R, Advent used the intrinsic value-based method, as prescribed in APB 25, to account for all stock-based compensation plans, and the Company had adopted the disclosure-only alternative of SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” No employee stock-based compensation was reflected in net income for the three and nine months ended September 30, 2005, as the related options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant and the Company had no SAR’s or RSU’s outstanding as of September 30, 2005.

The pro forma information for the three and nine months ended September 30, 2005 was as follows (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net income - as reported	$5,846	$10,521

Total stock-based employee compensation expense determined under fair value based method for all options, net of tax (1)	(3,825)	(12,236)

Net income (loss) - pro forma	$2,021	$(1,715)

Net income per share - as reported:
Basic	$0.19	$0.34
Diluted	$0.18	$0.33

Net income (loss) per share - pro forma:
Basic	$0.07	$(0.06)
Diluted	$0.06	$(0.06)

(1)   Assumes an effective tax rate of 0% for the three and nine months ended September 30, 2005 due to the full valuation allowance established against the Company’s deferred tax assets during the fourth quarter of 2003.

Note 4—Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period, excluding the effect of any anti-dilutive securities. Potential common shares consist of the shares issuable upon the exercise of stock options, the vesting of restricted stock awards and from withholdings associated with the Company’s employee stock purchase plan. Potential common shares are reflected in diluted earnings per share by application of the treasury stock method, which in 2006 includes consideration of unamortized stock-based compensation and windfall tax benefits, as a result of the implementation of SFAS 123R.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Numerator:
Net income	$952	$5,846	$5,957	$10,521

Denominator:
Denominator for basic net income per share-weighted average shares outstanding	27,937	30,602	29,491	31,047

Dilutive common equivalent shares:
Employee stock options and other	1,511	1,699	1,391	1,044

Denominator for diluted net income per share-weighted average shares outstanding, assuming exercise of potential dilutive common shares	29,448	32,301	30,882	32,091

Net income per share:
Basic	$0.03	$0.19	$0.20	$0.34
Diluted	$0.03	$0.18	$0.19	$0.33

Weighted average stock options, SAR’s and withholdings for ESPP of approximately 1.2 million and 1.1 million for the three and nine months ended September 30, 2006, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. Similarly, weighted average stock options and warrants of approximately 0.5 million and 1.3 million for the three and nine months ended September 30, 2005, respectively, were excluded from the calculation of diluted net income per share.

Note 5—Goodwill

The changes in the carrying value of goodwill during the nine months ended September 30, 2006 were as follows (in thousands):

Goodwill

Balance at December 31, 2005	$94,335
Translation adjustments	2,449

Balance at September 30, 2006	$96,784

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” Advent reviews goodwill for impairment annually during the fourth quarter of the fiscal year and more frequently if an event or circumstance indicates that an impairment loss has occurred. During the fourth quarter of 2005, Advent completed the annual impairment test which indicated that there was no impairment. There were no events or changes in circumstances during the nine months ended September 30, 2006 which triggered an impairment review. Foreign currency translation adjustments totaling $2.4 million reflect the weakening of the U.S. dollar versus European currencies during the nine months ended September 30, 2006.

Note 6—Other Intangibles, net

The following is a summary of other intangibles, net as of September 30, 2006 (in thousands):

	Average
	Amortization	Other		Other
	Period	Intangibles,	Accumulated	Intangibles,
	(Years)	Gross	Amortization	Net

Purchased technologies	4.9	$12,726	$(12,588)	$138
Product development costs	3.0	2,409	(632)	1,777
Developed technology sub-total		15,135	(13,220)	1,915

Customer relationships	5.6	21,470	(17,501)	3,969
Other intangibles	2.5	307	(262)	45

Other intangibles sub-total		21,777	(17,763)	4,014
Balance at September 30, 2006		$36,912	$(30,983)	$5,929

The following is a summary of other intangibles, net as of December 31, 2005 (in thousands):

	Average
	Amortization	Other		Other
	Period	Intangibles,	Accumulated	Intangibles,
	(Years)	Gross	Amortization	Net

Purchased technologies	4.9	$12,726	$(12,167)	$559
Product development costs	3.0	1,511	(136)	1,375
Developed technology sub-total		14,237	(12,303)	1,934

Customer relationships	5.6	20,531	(13,810)	6,721
Other intangibles	2.5	307	(204)	103

Other intangibles sub-total		20,838	(14,014)	6,824
Balance at December 31, 2005		$35,075	$(26,317)	$8,758

The changes in the carrying value of other intangibles during the nine months ended September 30, 2006 were as follows (in thousands):

	Other		Other
	Intangibles,	Accumulated	Intangibles,
	Gross	Amortization	Net

Balance at December 31, 2005	$35,075	$(26,317)	$8,758
Additions	800	—	800
Amortization	—	(3,936)	(3,936)
Stock-based compensation	98	(8)	90
Translation adjustments	939	(722)	217

Balance at September 30, 2006	$36,912	$(30,983)	$5,929

Based on the carrying amount of other intangibles as of September 30, 2006, the estimated future amortization is as follows (in thousands):

	Three
	Months Ended
	December 31	Years Ended December 31
	2006	2007	2008	2009	Total
Estimated future amortization of:
Developed technology	$239	$769	$599	$308	$1,915
Other intangibles	834	1,812	928	440	4,014

Total	$1,073	$2,581	$1,527	$748	$5,929

Note 7—Balance Sheet Detail

The following is a summary of other assets (in thousands):

	September 30	December 31
	2006	2005
Long-term investments, gross	$13,800	$13,800
Accumulated write-downs due to other-than-temporary decline in value	(5,341)	(5,341)
Long-term investments, net	8,459	8,459
Long-term prepaid assets	1,555	2,377
Restricted cash	1,256	—
Deposits	1,308	1,295

Total other assets	$12,578	$12,131

Long-term investments include equity investments in several privately held companies, most of which can still be considered in the start-up or development stages. These equity investments are carried at the lower of cost or fair value at September 30, 2006 and December 31, 2005. As of September 30, 2006, other assets included restricted cash of $1.3 million to secure a bank line of credit of $1.3 million associated with the Company’s entry into a definitive lease agreement with Toda Development, Inc. (“Toda”) in January 2006 for its new headquarters facility located at 600 Townsend Street in San Francisco, California. In the event Advent defaults under the terms of this lease agreement, Toda may draw upon the letter of credit.

The following is a summary of accrued liabilities (in thousands):

	September 30	December 31
	2006	2005
Salaries and benefits payable	$8,620	$10,368
Accrued restructuring	827	1,422
Other accrued liabilities	8,047	8,847

Total accrued liabilities	$17,494	$20,637

Accrued restructuring charges are discussed further in Note 9, “Restructuring Charges”. Other accrued liabilities include accruals for royalties, sales and business taxes, and other miscellaneous items which are each individually less than 10% of total accrued liabilities.

The following is a summary of other long-term liabilities (in thousands):

	September 30	December 31
	2006	2005
Deferred rent	$6,125	$1,456
Accrued restructuring, long-term portion	2,761	3,138
Other	898	658

Total other long-term liabilities	$9,784	$5,252

Note 8—Comprehensive Income

The components of comprehensive income were as follows for the periods presented (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net income	$952	$5,846	$5,957	$10,521
Unrealized gain (loss) on available-for-sale securities	334	(136)	524	(226)
Foreign currency translation adjustment	332	(155)	2,680	(5,094)
Total comprehensive income	$1,618	$5,555	$9,161	$5,201

The components of accumulated other comprehensive income were as follows (in thousands):

	September 30	December 31
	2006	2005
Accumulated net unrealized loss on available-for-sale securities	$(62)	$(586)
Accumulated foreign currency translation adjustments	9,232	6,552
Total accumulated other comprehensive income	$9,170	$5,966

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

The restructuring charges recorded for the three and nine months ended September 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Facility exit costs	$57	$116	$323	$1,724
Severance and benefits	(3)	—	(3)	(5)
Total restructuring charges	$54	$116	$320	$1,719

During the three months ended September 30, 2006, Advent recorded a restructuring charge of $54,000 which related to the present value amortization of facility exit obligations. During the three months ended June 30, 2006, we recorded a restructuring charge of $124,000 which related to the costs to exit a portion of our facility in New Rochelle, New York, and our entire facility in Summit, New Jersey as well as the fair value amortization of prior period obligations. During the three months ended March 31, 2006, Advent recorded a net restructuring charge of $141,000 primarily to adjust original estimates for facilities in San Francisco, California and New York, New York.

During the nine months ended September 30, 2005, Advent recorded total restructuring charges of $1.7 million consisting of charges of $83,000, $1.5 million and $116,000 recorded in the first, second and third quarters, respectively, of

2005. The second quarter charge of $1.5 million primarily consisted of net facility and exit costs related to sub-leasing one floor of its Chrysler East office space in New York, New York. The net restructuring charges of $83,000 and $116,000 recorded in first and third quarters, respectively, were to adjust original estimates for vacated facilities.

The following table sets forth an analysis of the components of the restructuring charges and the payments and non-cash charges made against the accrual during the nine months ended September 30, 2006 (in thousands):

	Facility Exit	Severance and
	Costs	Benefits	Total
Balance of restructuring accrual at December 31, 2005	$4,553	$7	$4,560
Cash payments	(1,298)	—	(1,298)
Reversal of deferred rent related to facilities exited	6	—	6
Restructuring charges	134	—	134
Adjustment of prior restructuring costs	189	(3)	186
Balance of restructuring accrual at September 30, 2006	$3,584	$4	$3,588

Of the remaining restructuring accrual of $3.6 million at September 30, 2006, $0.8 million and $2.8 million are included in accrued liabilities and other long-term liabilities, respectively, on the accompanying condensed consolidated balance sheet. The remaining excess facility costs of $3.6 million are stated at estimated fair value, net of estimated sublease income of approximately $7.5 million. Advent expects to pay the remaining obligations associated with the vacated facilities over the remaining lease terms, which expire on various dates through 2012. Advent expects to pay the remaining severance and benefits in 2006.

Note 10—Common Stock Repurchase Programs

Advent’s Board has approved common stock repurchase programs authorizing management to repurchase shares of the Company’s common stock. The timing and actual number of shares subject to repurchase are at the discretion of Advent’s management and are contingent on a number of factors and limitations, including the price of Advent’s stock, corporate and regulatory requirements, alternative investment opportunities and other market conditions. The stock repurchase programs specify a maximum number of shares subject to repurchase, do not have an expiration date and may be limited or terminated at any time without prior notice. Repurchased shares would be returned to the status of authorized and un-issued shares of common stock. The purchases are funded from available working capital.

In May 2004, the Board authorized the repurchase of 1.2 million shares of outstanding common stock. In September 2004, February 2005 and May 2005, the Board authorized an extension of this stock repurchase program to cover the repurchase of an additional 0.8 million, 1.8 million and 1.0 million shares of outstanding common stock, respectively. In March 2006, Advent completed this common stock repurchase program. Since the inception of this program in May 2004 through March 2006, Advent repurchased 4.8 million shares for a total cost of $98.2 million and at an average price of $20.43 per share.

In April 2006, Advent’s Board approved a common stock repurchase program authorizing the repurchase of up to 2.3 million shares of the Company’s common stock. In May 2006, Advent entered into a pre-arranged Rule 10b5-1 trading plan (“Trading Plan”) with a broker to facilitate the repurchase of its shares of common stock, pursuant to the requirements of and in conformity with the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Under the Trading Plan, Advent may continue to repurchase shares without suspension for trading blackout periods. The shares to be repurchased under the Trading Plan would be part of the stock repurchase program approved in April 2006. The Trading Plan commenced on June 1, 2006 and purchases have been made by a broker, based upon the guidelines and parameters of the Trading Plan. During the second quarter of 2006, Advent repurchased an aggregate 1.6 million shares of common stock under the repurchase program authorized in April 2006 for a total cash outlay of $52.8 million and at an average price of $33.07 per share. Of the 1.6 million shares repurchased during the second quarter, 1.0 million were repurchased under the Trading Plan.

In July 2006, Advent’s Board approved an additional common stock repurchase program authorizing the repurchase of up to 1.5 million shares of the Company’s common stock. To facilitate the stock repurchase program, stock repurchases may be made through open market or privately negotiated transactions at times and in such amounts as management deems appropriate.

During the third quarter of 2006, Advent repurchased an aggregate 1.3 million shares of common stock under the repurchase programs authorized in April and July 2006 for a total cash outlay of $41.4 million and at an average price of

$31.49 per share. During the nine months ended September 30, 2006, Advent repurchased an aggregate 4.1 million shares for a total cash outlay of $127.9 million and at an average price of $30.95.

Note 11—Commitments and Contingencies

Lease Obligations

Advent leases office space and equipment under non-cancelable operating lease agreements, which expire at various dates through May 2012. Certain operating leases contain escalation provisions for adjustments in the consumer price index. Advent is generally responsible for maintenance, insurance, and property taxes for these facilities.

In January 2006, Advent entered into a definitive lease agreement with Toda whereby the Company leases approximately 105,000 square feet of office space at 600 Townsend Street in San Francisco, California. The Company’s cash obligation under this agreement is approximately $20 million, payable over the ten-year term of the lease. In October 2006, Advent moved its headquarters into the 600 Townsend facility. Additionally, approximately $11 million of leasehold improvements were made, of which $4.2 million were funded by Toda and the remainder was paid by Advent.

In October 2006, Advent extended its lease for its facility located at 619 West 54th Street in New York, New York. See Note 14, “Subsequent Event” for further discussion regarding this lease agreement.

As of September 30, 2006, Advent’s remaining operating lease commitments through 2018, including those related to the 600 Townsend Street and 619 West 54th Street facilities, were approximately $50.6 million, net of future minimum rental receipts of $8.7 million to be received under non-cancelable sub-leases.

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

In September 2003, NetJets Aviation, Inc. (formerly known as Executive Jet Aviation, Inc.) filed suit against B. Douglas Morriss, Rueben Morriss and Barbara Morriss in the Circuit Court of the County of Saint Louis, Missouri for their alleged failure to pay for their use of private jet aircraft leased and managed by plaintiffs. In April 2005, plaintiffs amended their complaint to join approximately 15 additional entities allegedly controlled by B. Morriss as defendants in the suit, including Kinexus Corporation, which was acquired by Advent after the alleged conduct in plaintiffs’ lawsuit. The complaint alleged breach of contract and seeks approximately $1.1 million in damages, as well as interest and attorneys’ fees. At mediation amongst the parties on October 10, 2006, the parties agreed to settle the case and Kinexus agreed to pay $10,000.

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

Segment information for the periods presented is as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net revenues:
Advent Investment Management	$40,975	$36,957	$118,573	$106,513
MicroEdge	5,121	4,986	14,822	14,488
Other	(219)	833	498	2,091

Total net revenues	$45,877	$42,776	$133,893	$123,092

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Income from operations:
Advent Investment Management	$4,210	$5,409	$13,883	$6,864
MicroEdge	1,418	997	3,541	1,947
Other	(573)	163	(1,518)	249
Unallocated corporate operating costs and expenses:
Stock-based compensation	(3,448)	—	(10,097)	—
Amortization of developed technology	(251)	(641)	(909)	(1,869)
Amortization of other intangibles	(1,028)	(997)	(3,027)	(3,064)

Total income from operations	$328	$4,931	$1,873	$4,127

Major Customers

No single customer represented 10% or more of Advent’s total net revenue in any period presented.

Note 13—Related Party Transactions

As of September 30, 2005, Citigroup, Inc. (“Citigroup”) owned more than 10% of the voting stock of Advent. Effective December 1, 2005, Citigroup sold the Asset Management division of Citigroup Global Markets Inc. to Legg Mason, Inc. (“Legg Mason”). As of December 31, 2005, Citigroup owned less than 5% of the voting stock of Advent. Advent recognized approximately $0.5 million and $1.5 million of revenue from Citigroup during the three and nine months ended September 30, 2005, respectively. The Company’s accounts receivable from Citigroup was $307,000 as of December 31, 2005. As of December 31, 2005 and September 30, 2006, Legg Mason owned approximately 15% of the voting stock of Advent. Advent recognized approximately $0.1 million and $0.3 million of revenue from Legg Mason during the three and nine months ended September 30, 2006 respectively. The Company’s accounts receivable from Legg Mason was $40,000 and $100,000 as of September 30, 2006 and December 31, 2005.

Advent acts as trustee for the Company’s short-term disability plan—Advent Software California Voluntary Disability Plan (“VDI”). Employee withholdings were $69,000 and $273,000 during the three and nine months ended September 30, 2006, respectively. Disbursements on behalf of the VDI were $91,000 and $230,000 during the three and nine months ended September 30, 2006, respectively. Cash held by Advent related to the VDI was $352,000 and $309,000 as of September 30, 2006 and December 31, 2005, respectively, and are included in “other assets” on the condensed consolidated balance sheets.

Note 14—Subsequent Event

On October 25, 2006, the Company entered into a definitive lease extension and modification agreement with 619 Owners Corp. (the “Landlord”) whereby the parties have agreed to extend the lease relating to the entire tenth floor of the facility located at 619 West 54th Street in New York, New York, which the Company currently leases. The pre-existing lease was set to expire on December 31, 2008, and has been extended for a term of ten years, commencing on January 1, 2009, to and including December 31, 2018. Advent’s contractual operating lease obligation to the Landlord under this agreement is approximately $11 million, payable over the ten-year term of the lease.

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

Our revenues for the third quarter of 2006 were $45.9 million which was a 7% increase from $42.8 million in the same quarter of 2005. Total expenses, including cost of revenues, for the third quarter of 2006 were $45.5 million, compared with $37.8 million in the same quarter last year.

During the third quarter of 2006, we:

•      increased headcount. Total company headcount at September 30, 2006 was 806 which represented an increase of 40 new employees from June 30, 2006.  The majority of these new hires were in our sales and services groups, and to a lesser extent in product development.

•      expanded customer relationships and acceptance of our product offerings. We signed 80 customer agreements in the third quarter with 8 new Geneva clients and 13 clients choosing Advent Portfolio Exchange (“APX”);

•      conducted our Advent Client Conference in Washington, D.C.  This was our 20th and largest annual Client Conference with nearly 1,000 participants attending from 42 states and 15 countries; and

•      added more term license bookings.  In the third quarter, we signed a total of $10.6 million of term licenses with an average term of 2.9 years. These results are in addition to term license bookings of $12.9 million in the second quarter with an average term of 3.1 years and $7.9 million in the first quarter with an average term of 2.5 years.

We are in the midst of converting our software licensing model from a perpetual model to a term model for our Advent Investment Management segment. Under a perpetual model, customers purchase a license to use our software indefinitely and generally we recognize all license revenue at the time of sale; maintenance is purchased under an annual renewable contract, and recognized ratably over the contract period. Under a term model, customers purchase a license to use our software and receive maintenance for a limited period of time and we recognize the revenue ratably over the length of the contract.

The transition to a term model has the effect of lowering license revenues in the early stages of the transition, but increasing the total potential value of the customer relationship. Moving our core business new customer sales to term has had the effect of lowering our revenue growth in 2006 and may continue to slow our revenue growth over the next several years when compared to a perpetual license model.

The transition to a term model also has the effect of decreasing our operating cash flows in the early stages of the transition. Under perpetual pricing, the entire license fee is generally billed and collected at the commencement of the relationship. Under term pricing, a typical contract term is three years. We generally bill and collect license fees over the term of the arrangement in equal installments in advance of each annual period. The amount of the annual term billing is less than the perpetual billing resulting in lower cash flows in the initial term license period. Annual term billing results in an increase in deferred revenues and an increase in operating cash flows at the commencement of each annual billing period.

When a customer purchases a term license together with implementation services we do not recognize any revenue under the contract until the implementation services are complete. If the implementation services are still in progress as of a quarter-end, we will defer all of the contract revenues to a subsequent quarter. During the third quarter of 2006, we deferred $1.4 million in total net revenues and $0.4 million of directly related expenses as the implementation services associated with the related term license arrangements were in progress as of September 30, 2006. These deferred amounts reflect both revenues and expenses deferred in the current quarter offset by amounts recognized from previously deferred amounts.

Although the transition to a term model decreases revenues from new contracts in the early periods, we believe this change to our business model is extremely significant for the long term growth and value of the business because it leverages the long-term “stickiness” of Advent’s products and services. We believe that once our products are implemented, our clients are motivated to continue using Advent’s products and services due to improved workflow efficiencies and additional controls they gain over their business.

Total net revenues for the third quarter of 2006 grew 7% over the third quarter of 2005 while our maintenance and recurring revenues were up 17% year over year. Despite our transition to a predominantly term licensing model, we have grown net revenue year-over-year for two reasons:

•      Our diverse mix of products has allowed us to phase in term licensing by product; and

•      We have a large installed base of customers that we are not requiring to convert to term licenses when they expand the usage (e.g. order additional seats) of products they already own.

During the third quarter of 2006, we recognized approximately 59% of license revenue from term licenses and signed new term licenses with a total contract value for license and maintenance of $10.6 million over the terms of the initial contracts which averaged 2.9 years, as compared to $4.9 million in the third quarter of 2005 with an average term of 3.3 years. Total recurring revenues, which we define as term license, term and perpetual maintenance, and other recurring revenues, have increased to 82% of total revenues during the third quarter of 2006, as compared to 65% during the third quarter of 2004, when we began our transition to a term model.

During the third quarter of 2006, total expenses, including cost of revenues were $45.5 million, compared with $43.9 million in the second quarter of 2006, and $37.8 million in the same quarter last year. Expenses for the third quarter included $1.1 million relating to the 2006 Advent Client Conference. Our expenses came in higher than we expected largely as a result of higher bonus accruals based on strong bookings performance, lower capitalization of expenses under FAS 86 and additional costs resulting from winding down Second Street Securities.

During the first quarter of 2006, we began to wind down the soft dollar business of our SEC-registered broker/dealer subsidiary, Second Street Securities, as it no longer fit with our corporate strategy. Second Street Securities offered our customers the ability to pay for Advent products and other third party services through brokerage commissions and other fee-based arrangements. We continued to wind down the soft dollar business in the third quarter of 2006 and anticipate that this activity will be completed during the fourth quarter of 2006. Subsequent to the wind down of the soft dollar business, Second Street Securities will continue to maintain its broker/dealer status.

On January 1, 2006, we adopted SFAS 123R. As a result of this adoption and due to the issuance of restricted stock units (“RSU’s”) and stock appreciation rights (“SAR’s”) to employees during the nine months of 2006, we recorded stock-based employee compensation expense of $3.4 million in the third quarter of 2006. We earned net income of $952,000, resulting in diluted earnings per share of $0.03 for the third quarter of 2006. In addition, we generated operating cash flow of approximately $10.4 million during the third quarter of 2006.

During the third quarter of 2006, we repurchased 1.3 million shares, under the repurchase programs authorized in April and July 2006, for a total outlay of $41.4 million and an average price of $31.49.

Looking forward, we continue to focus on improving our long-term profitability as we transition to a term license model. While recent economic trends have been positive and our customers have been more willing to commit to new software purchases, improving our profitability will depend upon our introducing new products, licensing software to new and existing customers, selling services to new and existing customers and renewing license, maintenance and recurring revenue contracts at similar levels to those we achieved during fiscal 2005 and the first nine months of 2006. The success of our transition to a term license model will also depend on future renewal rates, which we will evaluate as our term license contracts expire. We will continue our focus on aggressively managing costs. We will also continue to invest in areas we deem appropriate.

Recent Developments

In the latter half of October 2006, we moved our San Francisco, California headquarters facility from 301 Brannan Street to 600 Townsend Street. We expect to have vacated and made the 301 Brannan facility available for sublease before November 30, 2006. Accordingly, we expect to record a restructuring charge of approximately $3 million related to the liability for costs that will continue to be incurred under our 301 Brannan facility for its remaining term without economic benefit.

On October 25, 2006, we entered into a definitive lease extension and modification agreement with 619 Owners Corp. (the “Landlord”) whereby the parties have agreed to extend the lease relating to the entire tenth floor of the facility located at 619 West 54th Street in New York, New York, which we currently lease. The pre-existing lease was set to expire on December 31, 2008, and has been extended for a term of ten years, commencing on January 1, 2009, to and including December 31, 2018. Our contractual operating lease obligation to the Landlord under this agreement is approximately $11 million, payable over the ten-year term of the lease.

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

Revenue recognition. We recognize revenue from software licenses, development fees, maintenance, other recurring revenues, professional services and other revenues. In addition, we have earned commissions from customers who used our broker/dealer, Second Street Securities, to “soft dollar” the purchase of non-Advent products and services with “soft dollars”. “Soft dollaring” enabled those customers to use the commissions earned on trades to pay all or part of the fees owed to us for non-Advent products or services, which are initially paid for by Second Street Securities. The commission revenues earned from soft dollar purchases of non-Advent products or services are recorded as other revenues in professional services and other revenues on our consolidated statements of operations. As noted above, we continue to wind down the soft dollar component of Second Street Securities, as it no longer fit with our corporate strategy. We anticipate that we will complete the wind down of soft dollaring Advent or third party products and services through Second Street Securities during the fourth quarter of 2006.

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

Licenses.  We have continued our transition from selling mostly perpetual licenses to selling a mix of perpetual and term licenses, and we expect term license revenue to increase as a proportion of total license revenue in the future. We recognized approximately 59% and 27% of license revenue from term licenses during the third quarter of 2006 and 2005, respectively. Revenue recognition for software licensed under perpetual and term license models differs depending on which type of contract a customer signs:

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

We do have two situations where we provide a contractual limited right of return to end-user customers only: in shrink-wrap license agreements for Advent products, and certain MicroEdge products. The shrink-wrap license agreement for Advent products provides for a right of return within seven days of delivery of the software. Certain MicroEdge software license agreements allow for either a thirty-day money back guarantee or a seven-day right of return. We recognize revenue on delivery since the fee is fixed or determinable, the buyer is obligated to pay, the risk of loss passes to the customer, and we have the ability to estimate returns. Our ability to estimate returns is based on a long history of experience with relatively homogenous transactions and the fact that the return period is short. We have recorded a sales returns reserve to adjust revenue for these situations based on our historical experience. We have recorded sales reserve benefits of $48,000 and $135,000 in the third quarter of 2006 and 2005, respectively. We have an algorithm for calculating the value of reserves that takes the previous 18 months of experience into account which we have applied consistently and resulted in the credits to license revenue during the three months ended September 30, 2006 and 2005.

Maintenance and other recurring revenues. We offer annual maintenance programs that provide for technical support and updates to our software products. Maintenance fees are bundled under perpetual licenses in the initial licensing year and charged separately for renewals of annual maintenance in subsequent years. Fair value for maintenance is based upon renewal rates stated in the contracts or, in limited cases, separate sales of renewals to other customers. Generally, we recognize maintenance revenue ratably over the contract term, except in the case of multi-year term license contracts which are described in the “term licenses” section above. We recognized approximately 8% and 3% of maintenance and other recurring revenue from term licenses during the third quarter of fiscal 2006 and 2005, respectively.

We offer other recurring revenue services that are either subscription-based or transaction-based, and primarily include the provision of software interfaces to, and the capability to download securities information from, third party data providers. We recognize revenue from recurring revenue transactions either ratably over the subscription period or as the transactions occur.

Based on our historical experience, we have recorded sales reserve benefits to adjust revenues for estimated returns for maintenance and other recurring revenues of $248,000 and $594,000 for the third quarter of fiscal 2006 and 2005, respectively. We have an algorithm for calculating the value of reserves that takes the last 18 months of experience into account, which resulted in the above credits to revenue in the third quarter of 2006 and 2005.

Professional services and other revenues. We offer a variety of professional services that include project management, implementation, data conversion, integration, custom report writing and training. Fair value for professional services is based upon separate sales of these services by us to other customers. Our professional services are generally billed based on hourly rates together with reimbursement for travel and accommodation expenses. Our professional services and other revenue also include revenue from our annual client conferences. We recognize revenue as these professional services are performed except in the case of multi-year term license contracts which are described in the “term licenses” section above. Certain professional services arrangements involve acceptance criteria. In these cases, revenue and directly related expenses are deferred and then recognized upon acceptance.

Based on our historical experience, we have recorded sales reserve benefits to adjust revenues for the estimated returns for professional services and other revenues of $11,000 and $28,000 for the third quarter of fiscal 2006 and 2005, respectively.

Directly related expenses.  When we defer service revenues, we also defer the direct costs incurred in the delivery of those services to the extent those costs are recoverable through the future revenues on non-cancellable contracts. We recognize those deferred costs as costs of professional services revenues proportionally and over the same period that the deferred revenue is recognized as service revenue. When we defer license revenue, we defer the direct incremental costs incurred (i.e. sales commissions earned by the sales force as a part of their overall compensation) related to the license revenues because those costs would not have been incurred but for the acquisition of that contract. We recognize those costs as sales and marketing expense proportionally and over the same period as the license revenues.

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

•      tax planning opportunities; and

•      expectations for future earnings.

In considering whether or not we will realize a benefit from net deferred tax assets, recent losses must be given substantially more weight than any projections of future profitability. In the fourth quarter of 2003, we determined that based on our history of successive quarterly losses since the second quarter of 2002, it was more likely than not that we would not realize any value for our net deferred tax assets. Accordingly, we established a valuation allowance equal to 100% of the amount of these assets. Since the beginning of 2004, we have continued to maintain a full valuation allowance against our deferred tax assets (except for deferred tax assets in the United Kingdom, Switzerland and the Netherlands) due to our history of losses through fiscal 2004. However, if our recent trend of profitability continues, we may determine that there is sufficient positive evidence to support a reversal of, or decrease in, the valuation allowance. If we were to reverse all or some part of our valuation allowance and recognize all or some part of our deferred tax assets, our financial statements in the period of reversal would reflect an increase in assets on our balance sheet and a corresponding tax benefit to our statement of operations in the amount of the reversal.

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

The process for evaluating the potential impairment of goodwill is subjective and requires judgment at many points during the test including future revenue forecasts, discount rates and various reporting unit allocations. During the fourth quarter of 2005, we completed our annual impairment test which did not indicate impairment. During the third quarter of 2006, there were no events or circumstances which triggered an impairment review. Therefore, the first step of the impairment test was not necessary to perform.

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

Stock-based compensation. Effective January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected to implement this statement using the modified-prospective method, under which prior periods are not restated for comparative purposes. Under the modified prospective method, the valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date. Estimated compensation expense for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. We make quarterly assessments of the adequacy of our tax credit pool to determine if there are any deficiencies which require recognition in our condensed consolidated statements of operations.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. FIN 48 will be effective beginning in the first quarter of 2007. We are currently evaluating the impact of FIN 48 on our condensed consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 will be effective in the first quarter of 2008. We are currently evaluating the impact of the provisions of SFAS 157.

In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 does not change the staff’s previous guidance in SAB 99 on evaluating the materiality of misstatements. SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the “rollover” approach and the “iron curtain” approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The provisions of SAB 108 currently have no impact on our condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

The following table sets forth, for the periods indicated, certain financial information as a percentage of total net revenues. The financial information and the ensuing discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005

Net revenues:
License and development fees	19%	21%	20%	23%
Maintenance and other recurring	71	65	70	64
Professional services and other	10	14	10	13

Total net revenues	100	100	100	100

Cost of revenues:
License and development fees	1	1	1	1
Maintenance and other recurring	17	17	18	18
Professional services and other	15	10	13	10
Amortization of developed technology	1	1	1	1

Total cost of revenues	33	29	32	30

Gross margin	67	71	68	70

Operating expenses:
Sales and marketing	26	22	27	25
Product development	19	16	19	18
General and administrative	18	19	18	20
Amortization of other intangibles	2	2	2	3
Restructuring charges	—	—	0	1

Total operating expenses	66	59	67	67

Income from operations	1	12	1	3
Interest income and other, net	1	2	2	6

Income before income taxes	2	14	4	9
Provision for (benefit from) income taxes	—	—	(1)	—

Net income	2%	14%	4%	9%

NET REVENUES

	Three Months Ended September 30			Nine Months Ended September 30
	2006	2005	Change	2006	2005	Change

Total net revenues (in thousands)	$45,877	$42,776	$3,101	$133,893	$123,092	$10,801

Our net revenues are made up of three components: license and development fees; maintenance and other recurring; and professional services and other. License revenues are derived from the licensing of software products, while development fees are derived from development contracts that we have entered into with other companies, including customers and development partners. Maintenance and other recurring revenues are derived from maintenance fees charged in the initial licensing year, renewals of annual maintenance services in subsequent years and recurring revenues derived from our subscription-based and transaction-based services. Term license contract prices include both the software license fees and maintenance fees, and, as a result, we typically allocate 55% of the contract price to license revenue and 45% to maintenance and recurring revenues, based on our assessment of the relative economic value of the two elements. Professional services and other revenues include fees for consulting, training services, commission revenues from “soft dollaring” of third-party products and services and our client conferences.

Each of the major revenue categories has historically varied as a percentage of net revenues and we expect this variability to continue in future periods. This variability is partially due to the timing of the introduction of new products, the relative size and timing of individual perpetual software licenses, as well as the size of the implementation, the resulting proportion of the maintenance and professional services components of these license transactions and the amount of client use of pricing and related data. We are currently transitioning the majority of our license revenue to term license agreements. Once our transition to term licensing is complete, we expect less variability between our major categories of revenues because the variation from large perpetual license deals will decrease.

During the third quarter of 2006, we recorded a catch-up adjustment of approximately $529,000 to net revenues related to three term license invoices which were not sent to customers in a timely manner. The revenue associated with these invoices should have been recorded in three roughly equal quarterly amounts between the fourth quarter of 2005 and the second quarter of 2006. The amount of this adjustment was allocated 55% to license revenue and 45% to maintenance revenue.

We expect total net revenues for the fourth quarter of 2006 to be between $48 million and $50 million, an increase over the third quarter due to seasonality as further noted below.

License and Development Fees

	Three Months Ended September 30			Nine Months Ended September 30
	2006	2005	Change	2006	2005	Change

License and development fees (in thousands)	$8,610	$9,169	$(559)	$26,589	$28,343	$(1,754)
Percent of total net revenues	19%	21%		20%	23%

We typically license our products on a per user basis with the price for each customer varying based on the selection of the products licensed, the number of authorized users and the size of the customer, typically measured by assets under management. We earn development fees when we provide product solutions which are not part of our standard product offering but will be incorporated into our future releases. The decrease in license revenue and development fees during the three and nine months ended September 30, 2006 reflects our focus on transitioning sales of our core products to a term model where license revenue is amortized over the term of the contract, as opposed to being recognized up front with perpetual contracts. As a result, perpetual license revenue decreased $3.7 million during the third quarter of 2006 versus the comparable period in 2005. Revenue recognized from term license contracts increased $3.1 million to $5.1 million, or 59% of license revenue, during the third quarter of 2006, as compared to $2.5 million, or 27% of license revenue, during the third quarter of 2005. Revenue recognized from term license contracts was approximately 46% and 24% of license revenue during the nine months ended September 30, 2006 and 2005, respectively.

Term sales have the effect of lowering license revenues in the short term, but increase the total potential value of the customer relationship. We continue to sign more contracts on a term basis as term bookings increased from $4.9 million during the third quarter of 2005 to $10.6 million during the third quarter of 2006, which primarily reflects 8 new Geneva customers and 13 new APX customers.

Due to the winding down of our soft dollar business during fiscal 2006, for the three months ended September 30, 2006 and 2005, soft dollar revenues generated by Second Street Securities from Advent-related licenses paid for through soft dollar transactions were zero and $0.2 million, respectively, and represented 0% and 2% of total license and development revenues.

We expect license and development fee revenues to increase in the fourth quarter of 2006, due to certain Assets Under Administration (AUA) clients whom we assess and bill on an annual basis.

Maintenance and Other Recurring Revenues

	Three Months Ended September 30			Nine Months Ended September 30
	2006	2005	Change	2006	2005	Change

Maintenance revenues (in thousands)	$22,896	$19,091	$3,805	$65,385	$53,779	$11,606
Other recurring revenues (in thousands)	9,639	8,680	959	28,736	25,251	3,485
Total maintenance and other recurring revenues (in thousands)	$32,535	$27,771	$4,764	$94,121	$79,030	$15,091
Percent of total net revenues	71%	65%		70%	64%

The increase in maintenance and other recurring revenues in the three and nine month periods reflected an increase in new maintenance contracts as a result of the increase in the number of new license contracts (both term and perpetual), price increases and service level upgrades to our installed customer base, an increase in demand for our data services and an increase in our recurring revenue sharing. We disclose our maintenance renewal rate one quarter in arrears. The maintenance renewal rate for the second quarter of 2006 of 89% and was within the range of 86% to 90% that we have experienced since the second quarter of 2005. Maintenance revenues increased $3.8 million and $11.6 million during the three and nine months ended

September 30, 2006, respectively, reflecting an increase in new maintenance support contracts as a result of new license contracts, price increases and service level upgrades from maintenance contracts for our installed customer base. Recurring revenue increased by $1.0 million and $3.5 million during the three and nine months ended September 30, 2006, respectively, primarily as a result of increases in revenue sharing from a partner program that began in 2004, as well as increases in volume and prices in our subscription and data management revenue streams, especially Advent Custodial Data (ACD).

Maintenance revenue has remained relatively flat as a proportion of total maintenance and recurring revenues at approximately 68% to 70% in the three and nine months ended September 30, 2006 and 2005. We expect maintenance and recurring revenues will increase slightly in the fourth quarter of 2006 compared to the third quarter, reflecting additions to the customer base and maintenance price increases with existing customers, partially offset by attrition within our existing customer base.

Professional Services and Other Revenues

	Three Months Ended September 30			Nine Months Ended September 30
	2006	2005	Change	2006	2005	Change
Professional services and other revenues (in thousands)	$4,732	$5,836	$(1,104)	$13,183	$15,719	$(2,536)
Percent of total net revenues	10%	14%		10%	13%

Professional services and other revenues include consulting, project management, custom integration, custom work, training and soft dollar transactions for products and services not related to Advent product or services. Professional services related to Advent Office products generally can be completed in a relatively short time period while services related to Geneva and APX products may require a six- to nine-month implementation period. Therefore, the revenues associated with professional services reflect a mix of services related to current quarter license revenue as well as transactions from prior quarters. Generally, our consulting revenues lag our license revenues by one or two quarters, but can also be affected by specific milestone completions.

Professional services and other revenues decreased $1.1 million and $2.5 million during the three and nine months ended September 30, 2006, respectively. These decreases are primarily attributable to the net deferral of professional services revenue for the three and nine months ended September 30, 2006, respectively, for services performed on term license implementations which were still in progress as of September 30, 2006. We have experienced an increase of implementation services with the launch of our APX product and sales traction for our Geneva product, which are generally sold under the term license model. As there were more term license implementation projects in progress as of September 30, 2006 compared to the prior year, we have experienced an increase in the deferral of professional services revenue. We deferred net professional services revenues of approximately $0.9 million during the third quarter of 2006 as compared to $0.2 million during the third quarter of 2005. During the nine months ended September 30, 2006, we deferred net professional services revenues of approximately $4.2 million as compared to only $0.7 million during the corresponding period of 2005. In addition, revenues earned from third party products paid for through soft dollar transactions decreased due to fewer transactions as we continued our winding down the soft dollar business of Second Street Securities beginning in the first quarter of 2006. These decreases in professional services and other revenues were offset by $0.9 million in revenue generated during the third quarter of 2006 from our Annual Client Conference held in September 2006 previously held in the fourth quarter of 2005.

We expect revenues from professional services to remain relatively flat in the fourth quarter of 2006 compared to the third quarter. Our third quarter of 2006 results include $0.9 million of revenue from the annual Advent Client Conference, which will not recur in the fourth quarter of 2006. However, in the fourth quarter we expect this decrease in revenue will be offset by approximately $0.5 million of revenue generated by the MicroEdge Client Conference, which was held in October 2006.

Revenues by Segment

	Three Months Ended September 30			Nine Months Ended September 30
	2006	2005	Change	2006	2005	Change
	(in thousands)
Advent Investment Management	$40,975	$36,957	$4,018	$118,573	$106,513	$12,060
MicroEdge	5,121	4,986	135	14,822	14,488	334
Other	(219)	833	(1,052)	498	2,091	(1,593)

Total	$45,877	$42,776	$3,101	$133,893	$123,092	$10,801

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

The 11% increase in AIM’s revenue in both the three and nine months ended September 30, 2006 reflected an increase in new maintenance support contracts as a result of new license contracts, price increases and service level upgrades from maintenance contracts for our installed customer base.

The slight increases in MicroEdge revenues in the three and nine months ended September 30, 2006 primarily reflected increase in maintenance revenues due to price increases and continued strong customer retention.

The revenue decreases in our Other segment primarily resulted from the winding down of the soft dollar business of our broker/dealer subsidiary. During this transition, we determined that we needed to write-off certain broker receivable balances. Due to our requirement to report revenue net of expenses for this segment, the write-off resulted in negative revenues during the three months ended September 30, 2006 since we have no significant revenue to offset the write-off in the period.

COST OF REVENUES

	Three Months Ended September 30			Nine Months Ended September 30
	2006	2005	Change	2006	2005	Change

Total cost of revenues (in thousands)	$15,241	$12,532	$2,709	$42,697	$37,517	$5,180
Percent of total net revenues	33%	29%		32%	30%

Our cost of revenues is made up of four components: cost of license and development fees; cost of maintenance and other recurring; cost of professional services and other; and amortization of developed technology.

Cost of License and Development Fees

	Three Months Ended September 30			Nine Months Ended September 30
	2006	2005	Change	2006	2005	Change

Cost of license and development fees (in thousands)	$356	$328	$28	$1,141	$968	$173
Percent of total license revenues	4%	4%		4%	3%

Cost of license and development fees consists primarily of royalties and other fees paid to third parties, the fixed direct labor involved in producing and distributing our software, labor costs associated with generating development fees and cost of product media including duplication, manuals and packaging materials. These costs have remained relatively flat during the three months ended September 30, 2006 compared to the prior year period. The increase in costs for the nine months ended September 30, 2006 primarily reflect increases in payroll and related expenses, higher utilization of outside contractors and royalties. Payroll related expenses increased by $76,000 due to an additional employee in the department during fiscal 2006 as compared to fiscal 2005. Higher utilization of outside services also contributed to $48,000 of the increase during the nine months ended September 30, 2006. We expect cost of license and development fees to remain flat in the fourth quarter of 2006 compared to the third quarter of 2006.

Cost of Maintenance and Other Recurring

	Three Months Ended September 30			Nine Months Ended September 30
	2006	2005	Change	2006	2005	Change

Cost of maintenance and other recurring (in thousands)	$7,740	$7,314	$426	$23,680	$21,951	$1,729
Percent of total maintenance revenue	24%	26%		25%	28%

Cost of maintenance and other recurring revenues is primarily comprised of the direct costs of providing technical support and other services for recurring revenues and royalties paid to third party subscription-based and transaction-based vendors. The increase during the three and nine months ended September 30, 2006 was due primarily to an increase in compensation and related costs of $744,000 and $1.7 million, respectively, resulting from an increase in stock-based compensation costs and headcount. Specifically, stock-based compensation costs, which are included in compensation and related costs, of $198,000 and $722,000 were recognized during the three and nine months ended September 30, 2006, respectively, as a result of implementing SFAS 123R effective January 1, 2006, and from issuing RSU’s and SAR’s to employees during 2006. Payroll related expenses increased by $513,000 and $946,000 during the three and nine months ended September 30, 2006 as a result of an increase in headcount. This increase was offset by a decrease in royalty expense of $316,000 and $276,000 for the three and nine months ended September 30, 2006. We expect cost of maintenance and other recurring revenues to increase consistent with the associated revenue increase in the fourth quarter of 2006 compared to the third quarter of 2006.

Cost of Professional Services and Other

	Three Months Ended September 30			Nine Months Ended September 30
	2006	2005	Change	2006	2005	Change

Cost of professional services and other (in thousands)	$6,894	$4,249	$2,645	$16,967	$12,729	$4,238
Percent of total professional services revenues	146%	73%		129%	81%

Cost of professional services and other revenue consists primarily of personnel related costs associated with the client services and support organization in providing consulting, custom report writing and conversions of data from clients’ previous systems. Also included are direct costs associated with third-party consultants and travel expenses.

The increases in the 2006 periods primarily reflect the cost of Advent’s Annual Client Conference, increases in payroll and related costs, recruiting expenses, and travel costs. Our annual Advent client conference was held in September this year and we recorded approximately $1.1 million of costs during the third quarter of 2006. In the prior year, our client conference was held in the fourth quarter and therefore we recorded no client conference costs in the third quarter of 2005. Payroll related expenses increased by $1.3 million and $1.9 million during the three and nine months ended September 30, 2006 as a result of an increase in headcount and stock based compensation. To keep pace with the strong demand for our products in 2006, we have increased headcount in our professional services group. Headcount increased to 117 at September 30, 2006 from 93 at September 30, 2005, primarily reflecting increases in our client services and consulting groups. Stock-based compensation costs of $172,000 and $593,000, which are included in payroll related expenses, were recognized during the three and nine months ended September 30, 2006, respectively, as a result of implementing SFAS 123R effective January 1, 2006, and from issuing RSU’s and SAR’s to employees during 2006. Consistent with the increase in headcount, recruiting costs increased by $90,000 and $315,000 during the three and nine months ended September 30, 2006, respectively. In addition, travel expenses increased by $143,000 and $666,000 during the three and nine months ended September 30, 2006, respectively, due to travel associated with more professional service projects. Costs for the nine months ended September 30, 2006 also reflect $0.6 million of write-offs and reserves incurred in the first quarter of 2006 associated with third party products paid through soft dollar transactions.

 These increases in costs were partially offset by larger net deferrals of professional services costs under SOP 97-2 related to services performed on term license implementations which were in progress at period end. We have experienced an increase of implementation services with the launch of our APX product and sales traction for our Geneva product, which are principally sold under the term license model. As there were more term license implementation projects in progress as of September 30, 2006 compared to the prior year, we have experienced an increase in the deferral of professional service costs. We deferred net professional services costs of $0.9 million during the third quarter of 2006 compared to only $0.2 million during the third quarter of 2005. We deferred net professional services costs of $4.2 million during the nine months ended September 30, 2006 compared to only $0.7 million in the corresponding period of 2005.

Gross margins for the three and nine months ended September 30, 2006 were negatively impacted by our deferral of professional services costs under SOP 97-2 as we defer only the direct costs associated with services performed on term license arrangements which were in progress at each quarter-end. As a result, indirect costs such as management and other overhead expenses are recognized in the period in which they arise, with no revenue to offset them. In addition, we have added headcount in both our client services and consulting groups. Since these new employees undergo a training period to become fully functional or billable, their associated costs have a near-term negative impact on margins. Gross margin for the nine months ended September 30, 2006 was also impacted by the $0.6 million of write-offs and reserves incurred in the first quarter of 2006 associated with third party products paid through soft dollar transactions. Excluding the effects of our deferrals and the headcount increases, we forecast a 5-10% gross margin on our professional services. However, we presently expect our deferrals and headcount increases to negatively affect our professional services gross margins for the foreseeable future.

We expect cost of professional services and other revenues to decrease in the fourth quarter of 2006 compared to the third quarter. Of the expected decrease, $1.1 million is attributed to Advent’s Annual Client Conference held in September 2006 which will not recur in the fourth quarter, partially offset by $0.5 million of MicroEdge client conference related expenses.

Amortization of Developed Technology

	Three Months Ended September 30			Nine Months Ended September 30
	2006	2005	Change	2006	2005	Change

Amortization of developed technology (in thousands)	$251	$641	$(390)	$909	$1,869	$(960)
Percent of total net revenues	1%	1%		1%	2%

Amortization of developed technology represents amortization of acquisition-related intangible assets and internal product development costs.  The decrease in amortization of developed technology reflected technology related intangible assets from prior acquisitions becoming fully amortized during fiscal 2005 and the first nine months of 2006. We expect amortization of developed technology to be approximately $0.3 million in the fourth quarter of 2006.

OPERATING EXPENSES

Sales and Marketing

	Three Months Ended September 30			Nine Months Ended September 30
	2006	2005	Change	2006	2005	Change

Sales and marketing (in thousands)	$12,115	$9,453	$2,662	$36,466	$29,990	$6,476
Percent of total net revenues	26%	22%		27%	25%

Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars. The increase in expense for the three and nine months ended September 30, 2006 was primarily due to stock-based compensation expense of $1.3 million and $3.7 million, respectively, as a result of implementing SFAS 123(R), effective January 1, 2006, and from issuing RSU’s and SAR’s to employees during 2006. We incurred approximately $0.2 million and $0.5 million of bad debt expense during the three and nine months ended September 2006, respectively, associated with the winding down of our soft dollar business. Travel expenses increased by $370,000 and $554,000 for the three and nine months ended September 30, 2006, respectively. Payroll related expenses increased by $724,000 during the three months ended September 30, 2006 as a result of higher bonuses resulting from strong bookings performance and an increase in headcount. Payroll related expenses increased by only $549,000 during the nine months ended September 30, 2006 as our average headcount in our sales and marketing group during the first half of 2006 was less than the comparable period in 2005. This resulted in a decrease in payroll related expenses during the first half of 2006 but an overall increase of $549,000 increase during the nine months ended September 30, 2006. We allocated payroll and related costs of certain IT personnel from general and administrative expense to sales and marketing expense as these IT employees were working on specific projects relating to the sales and marketing function. We expect sales and marketing expenses to be up in the fourth quarter of 2006 compared to the third quarter of 2006, due primarily to corporate marketing programs and year-end compensation accelerators.

Product Development

	Three Months Ended September 30			Nine Months Ended September 30
	2006	2005	Change	2006	2005	Change

Product development (in thousands)	$8,849	$6,800	$2,049	$25,599	$22,567	$3,032
Percent of total net revenues	19%	16%		19%	18%

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

The increase in product development expense during the three and nine months ended September 30, 2006 was primarily due to stock-based compensation expense of $0.7 million and $2.2 million, respectively, as a result of implementing SFAS 123(R), effective January 1, 2006, and from issuing RSU’s and SAR’s to employees during 2006. In addition, payroll and other related costs increased by $1.6 million and 1.2 million during the three and nine months ended September 30, 2006 as a result of an increase in headcount and less capitalization of product development costs under SFAS 86. During the three and nine months ended September 30, 2006, we capitalized $4,000 and $898,000 of software development costs, whereas we capitalized $819,000 and $1.3 million during the comparable periods of 2005. We expect product development expenses to be flat to slightly down in the fourth quarter of 2006 compared to the third quarter as we expect more products to enter their beta phase and will therefore capitalize more costs under SFAS 86 compared to the third quarter of 2006. The effect of the expected SFAS 86 capitalization will be partially offset by expected headcount growth.

General and Administrative

	Three Months Ended September 30			Nine Months Ended September 30
	2006	2005	Change	2006	2005	Change

General and administrative (in thousands)	$8,262	$7,947	$315	$23,911	$24,108	$(197)
Percent of total net revenues	18%	19%		18%	20%

General and administrative expenses consist primarily of personnel costs for finance, administration, operations and general management, as well as legal and accounting expenses. During the three and nine months ended September 30, 2006, we allocated payroll and related costs for certain IT personnel to sales and marketing expense and cost of professional services as these IT employees were working on specific projects relating to these functions. The overall fluctuations were also attributable to lower legal fees of $0.3 million and $1.1 million during the three and nine months ended September 30, 2006 as the comparative 2005 periods included costs for various legal disputes. Decreases in depreciation expense of $0.3 million and $0.9 million for the three and nine months ended September 30, 2006, respectively, also contributed to the overall decrease in general and administrative expense which primarily resulted from assets being fully depreciated subsequent to September 30, 2005 and also from the exit of one floor of our office space in New York, New York in the second quarter of 2005. Outside service costs decreased by $636,000 and $650,000 for the three and nine months ended September 30, 2006 as fewer external consultants were used during that period. These decreases were offset by increases in stock-based compensation expense of $1.1 million and $2.9 million during the three and nine months ended September 30, 2006, respectively, as a result of adopting SFAS 123R in the first quarter of 2006, and from issuing RSU’s and SAR’s to employees during 2006 and an increase in rent expense of approximately $251,000 and $869,000 during the three and nine months ended September 30, 2006, respectively. We entered into a definitive lease agreement in January 2006 for our new headquarters facility located at 600 Townsend Street in San Francisco, California and since then we have incurred rent expense at both 600 Townsend and our prior headquarter facility located at 301 Brannan Street resulting in higher rent expense for 2006. Also, accounting fees increased $0.3 million and $0.4 million during the three and nine months ended September 30, 2006, respectively, due to higher external Sarbanes-Oxley compliance costs. We expect general and administrative expenses to be down slightly in the fourth quarter of 2006 compared to the third quarter as we expect a decrease in rent expense resulting from the exit of our 301 Brannan facility in San Francisco, California.

Amortization of Other Intangibles

	Three Months Ended September 30			Nine Months Ended September 30
	2006	2005	Change	2006	2005	Change

Amortization of other intangibles (in thousands)	$1,028	$997	$31	$3,027	$3,064	$(37)
Percent of total net revenues	2%	2%		2%	3%

Amortization of other intangibles represents amortization of non-technology related intangible assets. Amortization of other intangibles has remained flat during the three and nine months ended September 30, 2006 as we continue to amortize our non-technology intangibles through their estimated useful lives. We expect amortization of other intangibles to be approximately $1.0 million in the fourth quarter of 2006.

Restructuring Charges

	Three Months Ended September 30			Nine Months Ended September 30
	2006	2005	Change	2006	2005	Change

Restructuring charges (in thousands)	$54	$116	$(62)	$320	$1,719	$(1,399)
Percent of total net revenues	0%	0%		0%	1%

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

During the three months ended September 30, 2006, we recorded a restructuring charge of $54,000 which related to the present value amortization of facility exit obligations. During the three months ended June 30, 2006, we recorded a restructuring charge of $124,000 which related to the costs to exit a portion of our facility in New Rochelle, New York, and our entire facility in Summit, New Jersey as well as the fair value amortization of prior period obligations. During the three months ended March 31, 2006, Advent recorded a net restructuring charge of $141,000 primarily to adjust original estimates for facilities in San Francisco, California and New York, New York.

During the nine months ended September 30, 2005, we recorded total restructuring charges of $1.7 million consisting of charges of $83,000, $1.5 million and $116,000 recorded in the first, second and third quarters, respectively, of 2005. The second quarter charge of $1.5 million primarily consisted of net facility and exit costs related to sub-leasing one floor of our Chrysler East office space in New York, New York. The net restructuring charges of $83,000 and $116,000 recorded in first and third quarters, respectively, were to adjust original estimates for vacated facilities.

The following table sets forth an analysis of the components of the restructuring charges and the payments and non-cash charges made against the accrual during the nine months ended September 30, 2006 (in thousands):

	Facility Exit	Severance and
	Costs	Benefits	Total

Balance of restructuring accrual at December 31, 2005	$4,553	$7	$4,560
Cash payments	(1,298)	—	(1,298)
Reversal of deferred rent related to facilities exited	6	—	6
Restructuring charges	134	—	134
Adjustment of prior restructuring costs	189	(3)	186
Balance of restructuring accrual at September 30, 2006	$3,584	$4	$3,588

Of the remaining restructuring accrual of $3.6 million at September 30, 2006, $0.8 million and $2.8 million are included in accrued liabilities and other long-term liabilities, respectively, on the accompanying condensed consolidated balance sheet. As of September 30, 2006, the remaining excess facility costs of $3.6 million are stated at estimated fair value, net of estimated sublease income of approximately $7.5 million. We expect to pay remaining obligations in connection with vacated facilities no later than over the remaining lease terms, which expire on various dates through 2012. We expect to pay the remaining severance and benefits in 2006. As a result of our restructuring activities implemented to date, we have reduced our total expenses by approximately $15 million on an annual basis. We anticipate incurring a restructuring charge of approximately $3 million in relation to our corporate headquarters facility move in the fourth quarter of 2006.

Operating Income by Segment

	Three Months Ended September 30			Nine Months Ended September 30
	2006	2005	Change	2006	2005	Change
	(in thousands)
Advent Investment Management	$4,210	$5,409	$(1,199)	$13,883	$6,864	$7,019
MicroEdge	1,418	997	421	3,541	1,947	1,594
Other	(573)	163	(736)	(1,518)	249	(1,767)
Unallocated corporate operating costs and expenses
Stock-based compensation	(3,448)	—	(3,448)	(10,097)	—	(10,097)
Amortization of developed technology	(251)	(641)	390	(909)	(1,869)	960
Amortization of other intangibles	(1,028)	(997)	(31)	(3,027)	(3,064)	37

Total operating income	$328	$4,931	$(4,603)	$1,873	$4,127	$(2,254)

Operating income for the AIM segment decreased by $1.2 million and increased $7.0 million during the three and nine months ended September 30, 2006, respectively. As noted in the “net revenues” section above, we recorded a catch-up adjustment of approximately $529,000 related to three term license invoices which were not sent to customers in a timely manner during the third quarter of 2006. The effect of this adjustment positively effected AIM’s net revenues and operating income for the three and nine months ended September 30, 2006. The decrease of $1.2 million in AIM’s operating income for the third quarter of 2006 reflected higher costs of $1.1 million from our Annual Advent Client Conference held in September 2006 (previously held in the fourth quarter of 2005), payroll related costs associated with the AIM’s increase in headcount, lower SFAS 86 capitalization of software development costs, and higher bonuses accruals based on strong bookings performance. These decreases were partially offset by AIM’s revenue growth of $4.0 million during the three months ended September 30, 2006. The increase in AIM’s operating income for the nine months ended September 30, 2006 generally reflected the increase in AIM’s revenue of $12.1 million partially offset by higher payroll related expenses associated with the increase in headcount and less SFAS 86 capitalization.

MicroEdge’s operating income increased by $0.4 million and $1.6 million during the three and nine months ended September 30, 2006 primarily due to decreased marketing costs and outside services cost associated with lower utilization of outside contractors.

Operating losses for our Other segment increased by $0.7 million and $1.8 million during the three and nine months ended September 30, 2006, due to decreases in revenue and incurring costs resulting primarily from the winding down of our soft dollar business in 2006.

Interest Income and Other, Net

	Three Months Ended September 30			Nine Months Ended September 30
	2006	2005	Change	2006	2005	Change

Interest income and other, net (in thousands)	$656	$977	$(321)	$3,054	$6,586	$(3,532)
Percent of total net revenues	1%	2%		2%	5%

Interest income and other, net consists of interest income, realized gains and losses on investments and foreign currency gains and losses. The decrease in interest income during the three months ended September 30, 2006 was a result of our lower cash balance, as we liquidated part of our portfolio to fund the significant stock repurchases in fiscal 2006. Interest income and other, net during the nine months ended September 30, 2005 included a gain on sale of a private equity investment of $3.6 million during the second quarter of 2005, accounting for the majority of the decrease of $3.5 million during the nine months ended September 30, 2006.

Provision For (Benefit From) Income Taxes

	Three Months Ended September 30			Nine Months Ended September 30
	2006	2005	Change	2006	2005	Change

Provision for (benefit from) income taxes (in thousands)	$32	$62	$(30)	$(1,030)	$192	$(1,222)
Percent of total net revenues	0%	0%		-1%	0%

For the three and nine months ended September 30, 2006, we recorded a provision for income taxes of $32,000 and a benefit from income taxes of $1.0 million respectively, compared to provisions of $62,000 and $192,000 in the three and nine months ended September 30, 2005, respectively. We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities to be recognized as deferred tax assets and liabilities. During the fourth quarter of 2003, we established a full valuation allowance against our deferred tax assets in the United States because we determined that it was more likely than not that these deferred tax assets would not be realized in the foreseeable future. The small provision for income taxes for the three months ended September 30, 2006 is primarily due to statutory income tax expense being fully offset by a decrease in the valuation allowance and the recognition of some foreign deferred tax benefits. The benefit from income taxes of $1.0 million for the nine months ended September 30, 2006 is primarily due to the receipt of a state income tax refund of $0.5 million and a reduction in other projected tax liabilities associated with the expiration of a federal income tax return contingency of approximately $0.6 million.

If our recent trend of profitability continues, we may determine that there is sufficient positive evidence to support a reversal of, or decrease in, the valuation allowance. We continue to monitor and evaluate the facts pertaining to the possible recoverability of our deferred tax assets. One of the key indicators we are monitoring is the rolling twelve-quarter cumulative pre-tax net income or loss position at the end of each quarter.  At the end of the third quarter, this indicator still showed a cumulative loss suggesting that we have not yet fully recovered from the period of quarterly losses in 2003 and 2004. If we were to reverse all or some part of our valuation allowance and recognize all or some part of our deferred tax assets, our condensed consolidated financial statements would reflect an increase in assets on our balance sheet and a corresponding tax benefit to our statement of operations in the amount of the reversal. Once we have removed our valuation allowance, we will resume providing for income taxes at the statutory rate. Despite this potential increase in our effective tax rate, our cash payments for income taxes will continue to be nominal in the near term as we have significant net operating losses, capital losses and credit carryforwards to utilize against current income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our aggregate cash, cash equivalents and marketable securities were $60.9 million at September 30, 2006, compared with $163.4 million at December 31, 2005, primarily as a result of the repurchase of our common stock. Cash equivalents are comprised of highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase.

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Nine Months Ended September 30
	2006	2005

Net cash provided by operating activities	$31,752	$24,451
Net cash provided by investing activities	$46,938	$49,087
Net cash used in financing activities	$(117,088)	$(39,080)

Cash Flows from Operating Activities

Our cash flows from operating activities represent the most significant source of funding for our operations. Our cash provided by operating activities generally follows the trend in our net revenues and operating results. Our cash provided by operating activities during the nine months ended September 30, 2006 of $31.8 million was primarily the result of our net income adjusted for non-cash charges including stock-based compensation, depreciation and amortization. Other sources of cash during the nine months ended September 30, 2006 included increases in deferred rent and deferred revenue. The increase in deferred rent resulted from the entry into a material definitive lease agreement on January 2006 for our new headquarters facility located at 600 Townsend Street in San Francisco. The increase in deferred revenue primarily reflected our continued transition to a term license model. Under the term model, we generally bill and collect for a term arrangement in equal installments in advance of each annual period. These amounts are deferred at billing and recognized over the annual term period. This has the effect of increasing deferred revenue when compared with a perpetual license model where no license revenue is deferred. See further discussion of the effects of our transition to a term model in the “Overview” section. Uses of our operating cash included a reduction of our sales reserves, an increase in our prepaid and other assets and decreases in accrued liabilities and income taxes payable. The increase in prepaid and other assets primarily reflected a receivable established for the tenant improvement allowance associated with our 600 Townsend lease agreement, which was partially offset by cash payments by the lessor during the nine months ended September 30, 2006. The decreases in accrued liabilities reflected cash payments for December 31, 2005 liabilities including year-end payables and bonuses, commissions, payroll taxes, settlement of claims of certain former members and employees of Advent Outsource Data Management, and legal costs associated with the discovery phase of the Kinexus earnout litigation. The decrease in income taxes payable during the nine months ended September 30, 2006 reflected cash payments related to state income taxes and reductions in other projected tax liabilities.

Our cash provided by operating activities of $24.5 million during the nine months ended September 30, 2005 was primarily the result of our net income adjusted for non-cash charges including depreciation and amortization, partially offset by a non-operating gain from the sale of an equity investment. Other sources of cash during the first nine months of 2005 included a decrease in accounts receivable, and increases in accrued liabilities and deferred revenue. The decrease in accounts receivable primarily reflected strong collections during the first nine months of 2005. Days’ sales outstanding decreased from 73 days to 60 days during this period. The increase in accrued liabilities was primarily due to restructuring charges for facility exit costs during the second quarter of 2005. The increase in deferred revenues primarily reflected an increase in deferred maintenance. Uses of our operating cash included a reduction in income taxes payable as a result of the payment of a tax settlement of $1.2 million. Other major uses of cash include funding payroll (salaries, bonuses and benefits), general operating expenses (marketing, travel and office rent) and cost of revenues.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, amount of revenue deferred, collection of accounts receivable, and timing of payments.

Cash Flows from Investing Activities

Net cash provided by investing activities of $46.9 million for the nine months ended September 30, 2006, consisted primarily of net sales and maturities of marketable securities of $64.5 million. During the nine months ended September 30, 2006, we liquidated investments to provide the cash required to repurchase our common stock. These cash proceeds were offset by capital expenditures of $15.5 million, a change in restricted cash of $1.3 million to secure a bank line of credit associated with the lease of our new headquarter facilities, and capitalized software development costs of $0.8 million.

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

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2006 of $117.1 million reflected the repurchase of 4.1 million shares of our common stock for $127.9 million, partially offset by proceeds received from the issuance of common stock of $10.8 million.

Net cash used in financing activities for the nine months ended September 30, 2005 of $39.1 million reflected the repurchase of 2.8 million shares of our common stock for $52.6 million, partially offset by proceeds received from the issuance of common stock related to employee stock options and our employee stock purchase plan of $13.5 million.

Our liquidity and capital resources in any period could be affected by the exercise of outstanding stock options and issuance of common stock under our employee stock purchase plan. The resulting increase in the number of outstanding shares could also affect our per share results of operations. However, we cannot predict the timing or amount of proceeds from the exercise of these securities, or whether they will be exercised at all. Furthermore, we may continue our stock repurchase activity under the share repurchase programs approved by our Board. As of September 30, 2006, approximately 0.9 million shares were available to be repurchased under the share repurchase plan that was approved by the Board and publicly announced in July 2006.

At September 30, 2006, we had $14.1 million in working capital. We currently have no significant capital commitments other than commitments under our operating leases, which increased from $21.9 million at December 31, 2005 to $50.6 million at September 30, 2006, primarily as a result of our entry into lease agreements in January and October 2006 for our facilities located at 600 Townsend Street in San Francisco, California and 619 West 54th Street in New York, New York, respectively.

The following table summarizes our contractual cash obligations, including those related to the 619 West 54th Street facility, as of September 30, 2006 (in thousands):

	Three Months Ended
	December 31	Year Ended December 31
	2006	2007	2008	2009	2010	Thereafter	Total
Operating lease obligations, net of sub-lease income	$1,701	$5,944	$7,156	$5,090	$4,779	$25,887	$50,557

At September 30, 2006 and December 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We expect that for the foreseeable future, our operating expenses and stock repurchases will continue to constitute a significant use of cash flow. In addition, we may use cash to fund acquisitions or invest in other businesses. Based upon our past performance and current expectations, we believe that our cash and cash equivalents, marketable securities, and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, and investment requirements for at least the next twelve months. If we continue to repurchase our stock in amounts in excess of our operating cash flows, we may be required to restrict our investing activities or obtain additional liquidity through debt or other financing activities. There can be no assurance that debt or other financing activities will be available to us at that time.

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements as of September 30, 2006 consist primarily of obligations under operating leases. See Note 11, “Commitments and Contingencies” to the condensed consolidated financial statements and the “Liquidity and Capital Resources” section above for further discussion and a tabular presentation of our contractual obligations.

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

Our interest rate risk relates primarily to our investment portfolio, which consisted of $27.0 million in cash equivalents and $28.2 million in marketable securities as of September 30, 2006. An immediate sharp increase in interest rates could have a material adverse affect on the fair value of our investment portfolio. Conversely, immediate sharp declines in interest rates could seriously harm interest earnings of our investment portfolio. We do not currently use derivative financial instruments in our investment portfolio, nor hedge for these interest rate exposures.

By policy, we limit our exposure to longer-term investments, and a majority of our investment portfolio at September 30, 2006 and December 31, 2005 had maturities of less than one year. As a result of the relatively short duration of our portfolio, an immediate hypothetical parallel shift to the yield curve of plus 25 basis points (BPS), 50 BPS and 100 BPS would result in a reduction of 0.12% ($67,000), 0.24% ($135,000) and 0.49% ($270,000), respectively, in the market value of our investment portfolio as of September 30, 2006.

We have also invested in several privately-held companies, most of which can still be considered in the start-up or development stages. These non-marketable investments are classified as other assets on our balance sheet. Our investments in privately-held companies could be affected by an adverse movement in the financial markets for publicly-traded equity securities, although the impact cannot be directly quantified. These investments are inherently risky as the market for the technologies or products these privately-held companies have under development are typically in the early stages and may never materialize. The value of these investments is also influenced by factors including the operating effectiveness of these companies, the overall health of the companies’ industries and the strength of the private equity markets. We could lose our entire investment in these companies. At September 30, 2006 our net investments in privately-held companies totaled $8.5 million.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(f) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that because the material weaknesses in internal control over financial reporting which were previously identified in “Management’s Report on Internal Control over Financial Reporting” included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 10-K”) have not yet both been remediated, our disclosure controls and procedures were ineffective as of September 30, 2006 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to Advent’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Management has implemented the following changes in our internal control over financial reporting during the third quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, Advent’s internal control over financial reporting.

Management has implemented the following remedial actions during 2006 to address the material weakness relating to the accounting and disclosure of stock-based employee compensation expense identified in our 2005 10-K:

•      Established a communication process for identifying stock compensation agreements with non-standard vesting terms or performance vesting conditions between the Compensation Committee of the Board of Directors, human resources, and finance departments.

•      Upgraded and enhanced our Equity Edge stock administration software.

•      Improved the skills, knowledge and experience available to the Company through attendance of stock administration training and conferences.

•      Utilized external consultants to validate our process for the calculation of stock-based compensation expense. Specifically, the Company used these additional resources to ensure that the calculation of stock-based compensation expense is adequately prepared. In addition, the Company has made available external consultants to provide equity compensation guidance to the Company’s management, when necessary.

•      Improved the level of expertise in the calculation and review of: i) option grant agreements, including stock compensation agreements with non-standard vesting terms or performance vesting conditions, and ii) preparation of our stock-based employee compensation expense recognized in the Company’s financial statements effective with the adoption of SFAS 123R in the first quarter of 2006 through the hiring of a stock administration manager and allocation of additional finance personnel to these areas.

•      Improved the documentation of the calculation and accounting procedures for equity compensation.

Based upon the remedial actions taken to date, management believes the above changes will result in remediation of the material weakness relating to the accounting and disclosure of stock-based employee compensation expense. However, to date, management has not completed its testing of the internal controls over the accounting and disclosure of stock-based employee compensation. Additionally, our independent registered public accounting firm has not yet performed their evaluation of management’s assessment and their own audit of the Company’s internal control over financial reporting.

Management continues to work on and believes that it has made progress towards remediating the material weakness in accounting for income taxes identified in our 2005 10-K.  We have implemented quarterly controls to include the benefit from the reversal of the deferred tax liability associated with the amortization of intangible assets of our European subsidiaries. However, a significant amount of accounting for income taxes occurs during the fourth quarter of each year and therefore the remediation cannot be considered tested or complete until the end of the fiscal year. Advent intends to complete the remediation of this material weakness during the fourth quarter of 2006.

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

In September 2003, NetJets Aviation, Inc. (formerly known as Executive Jet Aviation, Inc.) filed suit against B. Douglas Morriss, Rueben Morriss and Barbara Morriss in the Circuit Court of the County of Saint Louis, Missouri for their alleged failure to pay for their use of private jet aircraft leased and managed by plaintiffs. In April 2005, plaintiffs amended their complaint to join approximately 15 additional entities allegedly controlled by B. Morriss as defendants in the suit, including Kinexus Corporation, which was acquired by Advent after the alleged conduct in plaintiffs’ lawsuit. The complaint alleges breach of contract and seeks approximately $1.1 million in damages, as well as interest and attorneys’ fees. At mediation amongst the parties on October 10, 2006, the parties agreed to settle the case and Kinexus agreed to pay $10,000.

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

Our Operating Results May Fluctuate Significantly.

Although we are transitioning to a predominantly term license model, perpetual licenses still constituted approximately 41% of our third quarter of 2006 software license revenues, while declining significantly from the third quarter of 2005. Until we substantially complete our transition to a term license model, our license revenues will be negatively impacted by the continued reduction in perpetual license revenue and by the relatively slower revenue recognition associated with the term license model, which is typically three to five years. During the nine months ended September 30, 2006, we recognized 46% of license revenue from term licenses as compared to approximately 24% of license revenue from term licenses in fiscal 2005, 11% in 2004 and 4% in 2003. Term license contracts are comprised of both software licenses and maintenance services and we typically allocate 55% of the term revenue to license and 45% of the term revenue to maintenance, based on the relative economic value of these two elements. Individual perpetual software licenses vary significantly in value, and the value and timing of these transactions can therefore cause our quarterly license revenues to fluctuate. We have often recognized a substantial portion of each quarter’s perpetual license revenues in the last month, weeks or even days of the quarter. As a result, the magnitude of quarterly fluctuations in license revenue may not be evident until late in or after the close of a particular quarter and a disruption late in the quarter may have a disproportionately large negative impact on revenue. In addition, some of our large professional services contracts contain performance milestones or acceptance clauses, which affect the timing of revenue recognized under such contracts. As a result of these and other factors, our quarterly net revenues may fluctuate significantly. Our expense levels are based in significant part on our transition to term license revenue recognition and expectations of future revenues and therefore are relatively fixed in the short-term. Due to the fixed nature of these expenses, combined with the relatively high gross margin historically achieved on our products, an unanticipated decline in net revenues in any particular quarter may adversely affect our operating results. These factors have impacted and may continue to impact our operating results. However, over the long-term, we expect that increases in deferred license revenue associated with the term license model will lower the quarterly variability of license revenues

In addition, we experience seasonality in our license revenue. The fourth quarter of the year typically has the highest license revenue, followed by lower license revenue in the first quarter of the succeeding year. We believe that this seasonality results primarily from customer budgeting cycles and expect this seasonality to continue in the future, although if we are successful in moving more of our licenses to a term model, we believe the impact of this seasonality will likely decrease in the long term.

Because of the above factors, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance.

Our Sales Cycle is Long and We Have Limited Ability to Forecast the Timing and Amount of Specific Sales and the Timing of Specific Implementations.

The purchase of our software products often requires prospective customers to provide significant executive-level sponsorship and to make major systems architecture decisions. As a result, we must generally engage in relatively lengthy sales and contracting efforts. Sales transactions may therefore be delayed during the customer decision process because we must provide a significant level of education to prospective customers regarding the use and benefit of our products. This was exacerbated by the adverse and uncertain economic conditions in 2002 and 2003 that caused existing and potential clients to reduce or cancel expenditures and delay decisions related to acquisition of software and related services. While we have seen somewhat improved economic conditions since then, customers are still cautious about capital and information technology expenditures. As a result, the sales cycle associated with the purchase of our solutions is typically between two and twelve months depending upon the size of the client, and is subject to a number of significant risks over which we have little or no control, including customers’ budgeting constraints, internal selection procedures, and changes in customer personnel, among others.

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

We Depend Heavily on Our Products, Axys® and APX.

Historically, we have derived a significant portion of our net revenues from the licensing of Axys, and related ancillary products and services. In addition, many of our other applications, such as Partner, Moxy, Qube and various data interfaces were designed to operate with Axys to provide an integrated solution. As a result, we believe that for the next several years a majority of our net revenues will depend upon continued market acceptance of Axys, as well as initial acceptance of APX and upgrades to those products and related products and services. As our clients include a range of financial services organizations, including asset managers, investment advisors, brokerage firms, banks, family offices, hedge funds and others, continued market acceptance also will depend on:

•      the number of firms within each type of organization and the degree to which Axys has previously penetrated those firms;

•      our ability to upgrade those firms to our new product, APX; and

•      our ability to introduce APX to new customers.

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

In October 2005, the SEC invited comments from interested parties on its proposed interpretation of the regulations relating to soft dollars and bundled commissions in response to the findings of the task force, and on July 18, 2006, the SEC issued its interpretative release, which may affect our clients ability to use soft dollar arrangements to pay for Advent products and services, in which case our revenues could decrease. The Company is in the process of continuing to evaluate the impact, if any, of this release.

During the third quarter of 2006, we continued the wind down of the “soft dollar” component of our SEC-registered broker/dealer subsidiary, Second Street Securities, as it no longer fits with our corporate strategy. Second Street Securities offered our customers the ability to pay for Advent products and other third party products and services through brokerage commissions and other fee-based arrangements.

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

Changes in Securities Laws and Regulations May Increase Our Costs.

The Sarbanes-Oxley Act (“the Act”) of 2002 required changes in some of our corporate governance and securities disclosure and/or compliance practices. As part of the Act’s requirements, the SEC has enacted new rules on a variety of subjects, and the NASDAQ Stock Market has enacted new corporate governance listing requirements. These developments have increased and may in the future increase our accounting and legal compliance costs and could also expose us to additional liability if we fail to comply with these new rules and reporting requirements. In fiscal 2004 and 2005, we incurred approximately $2.1 million and $1.8 million, respectively, in Sarbanes-Oxley related expenses consisting of external consulting costs and auditor fees, and the Company anticipates spending a similar amount for its 2006 compliance activities. In addition, such developments may make retention and recruitment of qualified persons to serve on our board of directors, or as executive officers more difficult. We continue to evaluate and monitor regulatory and legislative developments and cannot reliably estimate the timing or magnitude of all costs we may incur as a result of the Act or other related legislation or regulation.

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

Effective internal control is necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal control that need improvement including control deficiencies that may constitute material weaknesses. For example, as of December 31, 2005, the Company did not maintain effective controls over the accounting for income taxes, including the determination of deferred income tax liabilities and the related income tax provision. Specifically, the Company did not have adequate controls to (i) include the benefit from the reversal of the deferred tax liability associated with the amortization of intangible assets of its European subsidiaries, or (ii) properly estimate the reduction in the valuation allowance associated with the deferred tax assets in the United States, in the calculation of its income tax provision for the quarters ending March 31, 2004 and 2005, September 30, 2004 and 2005 and September 30, 2004 and 2005. This control deficiency resulted in adjustments to the fourth quarter of 2004 and 2005 financial statements and a restatement of the Company’s financial statements for each of the first three quarters of fiscal 2004 and 2005. Additionally, this control deficiency could result in a misstatement to the deferred income tax liabilities and income tax provision accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.

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

In addition, if management or our independent registered public accountants identify errors in our interim or annual financial statements during 2006, it is statistically more likely that such errors may meet the quantitative threshold established under Staff Accounting Bulletin No. 99, “Materiality”, that could, depending upon the complete qualitative and quantitative analysis, result in our having to restate previously issued financial statements.

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

In April and July 2006, Advent’s Board authorized the repurchase of an additional 2.3 million and 1.5 million shares, respectively, of the Company’s outstanding common stock. See Note 10, “Common Stock Repurchase Programs”, to the condensed consolidated financial statements for further information. During the third quarter of 2006, Advent repurchased 1.3 million shares of common stock under this repurchase program at a total cash outlay of $41.4 million and an average price of $31.49 per share.

The following table provides a month-to-month summary of the repurchase activity during the three months ended September 30, 2006 under the stock repurchase programs approved by the Board in April and July 2006:

			Maximum
	Total	Average	Number of Shares That
	Number	Price	May Yet Be Purchased
	of Shares	Paid	Under Our Share
	Purchased (1)	Per Share	Repurchase Programs
	(shares in thousands)

July 2006	705	$31.53	1,500
August 2006	612	$31.44	888
September 2006	—	$—	888

Total	1,317	$31.49	888

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

ADVENT SOFTWARE, INC.

Dated: November 9, 2006	By:	/s/ Graham V. Smith
Graham V. Smith
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)