Form 10-K
period 2006-12-31
ADVENT SOFTWARE INC /DE/
filed 2007-03-16
CIK 1002225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

(415) 543-7696

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC (NASDAQ Global Select)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐  Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of June 30, 2006 was 28,813,512. The aggregate market value of the registrant’s common stock held by non-affiliates, based upon the closing price on June 30, 2006, as reported on the NASDAQ National Market System, was approximately $501 million. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 23, 2007, there were 27,460,602 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrants definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part herein.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion in conjunction with our consolidated financial statements and related notes. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended, including, but not limited to, statements referencing our expectations relating to future revenues, expenses and operating margins. Forward-looking statements can be identified by the use of terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other similar terms and the negative of such terms regarding beliefs, plans, expectations or intentions regarding the future. Forward looking statements include, among others, statements regarding growth in the investment management market and opportunities for us related thereto, future expansion, acquisition, divestment of or investment in other businesses, projections of revenues, future cost and expense levels, expected timing and amount of amortization expenses related to past acquisitions, the adequacy of resources to meet future cash requirements, estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, future client wins, future hiring and future product introductions. Such forward-looking statements are based on our current plans and expectations and involve known and unknown risks and uncertainties which may cause our actual results or performance to be materially different from any results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the “Risk Factors” set forth below as well as other risks identified from time to time in other Securities and Exchange Commission (“SEC”) reports. You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results, levels of activity or performance and represent our expectations only as of the date they are made.

Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us,” the “Company” and “Advent” refer to Advent Software, Inc. and its subsidiaries.

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

Our business is organized into two reportable segments, Advent Investment Management and MicroEdge. Advent Investment Management is our core business and derives revenues from the development, marketing and sale of software products, data interfaces and related maintenance and services that automate, integrate and support certain mission-critical functions of investment management organizations in the United States, Europe, Middle East and Africa. MicroEdge derives revenues from the sale of software and services for grant management, matching gifts and volunteer tracking for the grantmaking community. For additional information regarding our reportable segments and geographic areas, see Note 12, “Segment and Geographical Information”, to our consolidated financial statements.

We also have a wholly-owned subsidiary, Second Street Securities, which is an SEC-registered broker/dealer that provides brokerage services to institutional investors and registered investment advisors on a fully-disclosed basis. Second Street Securities offers our customers the ability to pay for Advent products through brokerage commissions and other fee-based arrangements. During the fourth quarter of 2006, we completed the wind-down of the soft dollar component of Second Street Securities, as the soft dollar component is no longer aligned with our corporate strategy. However, Second Street Securities will continue to maintain its broker/dealer status.

Our principal executive offices are located at 600 Townsend Street, San Francisco, California 94103, and our telephone number is (415) 543-7696. In October 2006, we moved our San Francisco headquarters facility from 301 Brannan Street to 600 Townsend Street. Our internet address is www.advent.com. On our Investor Relations web site, which is accessible through www.advent.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports. All such filings on our Investor Relations web site are available free of charge. Information contained or referenced on our website is not incorporated by reference in and does not form a part of this Annual Report on Form 10-K. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC, 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Advent’s common stock (ticker symbol: ADVS) has traded on the NASDAQ Stock Market since its initial public offering on November 15, 1995. Our fiscal year ends on December 31st.

Our Industry and Clients

Advent clients, which include asset managers, investment advisors, prime brokers, fund administrators, hedge funds, family offices, banks and trusts, are organizations that manage, advise or perform recordkeeping functions on financial assets. Our clients also include corporations, public funds, foundations, universities and non-profit organizations that perform similar portfolio management functions. In fiscal 2006, 2005 and 2004, no single customer accounted for more than 10% of our total net revenues. Our international sales represented 12% of our total net revenues in 2006, compared to 11% in 2005 and 9% in 2004.

The investment management industry has experienced periods of both significant growth and contraction in recent years, which contributes to varying levels of demand for our software products. Nevertheless, Advent addresses a clear need in the market: investment managers continue to face complex portfolio accounting and management requirements as well as extensive and evolving industry standards and government regulations.

These trends have increased the volume and complexity of information and data flows both within investment management organizations and between these organizations and third parties, such as brokerage firms, clients, custodians, banks, pricing services and other data providers. Consequently, in order to operate efficiently, investment management organizations automate and integrate their mission-critical and labor-intensive functions, including: (i) investment decision support; (ii) trade order management and compliance; (iii) portfolio accounting, performance measurement and report generation; and (iv) client relationship management. Investment management organizations historically have relied on internally-developed systems, third party systems, outsourced services or spreadsheet-based systems to manage these information flows. Due to limitations in each of these types of systems, investment management organizations are demanding highly functional, easy-to-use, scalable, flexible and cost-effective software applications.

We experience seasonality in our license revenue. The fourth quarter of the year typically has the highest license revenue, followed by lower license revenue in the first quarter of the succeeding year. This seasonality results primarily from customer budgeting cycles and to a lesser extent from the annual nature of some Assets Under Administration (“AUA”) contracts which are assessed and billed on an annual basis. We expect the impact of this seasonality will be reduced in the future as we move more of our licenses to a term model, under which we generally recognize revenue from term licenses ratably over the period of the contract term which is typically three years.

For additional information regarding factors that affect the timing of the recognition of software license revenue, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations / Critical Accounting Policies and Estimates / Revenue Recognition.”

Strategy

Mission

Our mission is to strengthen and grow our business as a leading provider of mission-critical products and services for the investment management industry.

Customer Focus

At December 31, 2006, we served more than 4,500 customers. Our customers, and the investment management industry as a whole, generally face a tightening regulatory environment, growth in the volume and complexity of their trading activities, an increase in alternative investment markets, and a global investment marketplace. We are committed to making the required investments in product development to deliver mission-critical solutions to our customers.

We plan to strengthen our core business by:

•       Migrating our largest and most complex Axys customers to Advent Portfolio Exchange (“APX”) or Geneva;

•       Enhancing our solution “footprint” to help our customers across their mission-critical business process;

•       Continuing our rapid product refresh cycle; and

•       Delivering high quality services that ensure our customers’ satisfaction and success.

With our customer focus, we are experiencing continued loyalty from our customers. Our customers use our products for an average of over 10 years. The average tenure of our highest value clients is 11 years. Our maintenance renewal rate, which we report one quarter in arrears, was 92% for the third quarter of 2006, and is the highest it has been for the last 3 years.

We plan to grow our core business by:

•       Enhancing our core portfolio accounting and trade order management applications to capitalize on new market opportunities developing from growth in alternative investment and international markets; and

•       Growing our addressable market by delivering new solutions which will enable investment managers to automate certain aspects of compliance, performance attribution and billing.

We believe our strategy and customer focus are driving increasing market acceptance for our products. We added 346 new customers across all our core product areas during fiscal 2006, including 63 new APX clients. We also added 34 new Geneva clients during fiscal 2006 bringing the total number of Geneva licenses sold to over 100 as of December 31, 2006.

Business Model

We continue to transition our business to a term license model. Under this model, customers purchase a license to use our software for a fixed period of time and we recognize the license revenue ratably over the length of the contract. Conversely, under a perpetual pricing model, customers purchase a license to use our software indefinitely and we recognize all license revenue at the time of sale. Although the term license model has the effect of lowering license revenues compared to a perpetual model in its early periods, we believe the term license business model will increase the total potential value of our customer relationships because our customer focus, loyal customer base and the market acceptance of our products results in a long customer relationship. We believe that a term license business model will ultimately provide growing and more predictable revenues. At December 31, 2006, we believe we are over halfway through our four- to five-year transition to the term business model. In addition to our term license transition, we continue to be focused on growing our recurring revenues. Total recurring revenues, which we define as term license, incremental AUA fees, term and perpetual maintenance, and other recurring revenues, have increased from 69% of total revenues in 2005 to 79% in 2006, and we expect them to increase in future years. These recurring revenue sources provide us with increased ability to make strategic decisions to invest in our business while remaining confident that our operating results will be predictable.

In 2007, we plan to invest in client support, product development, professional services and sales and marketing in order to solidify our position as a market leader in delivering mission-critical solutions to the front, middle and back offices of investment management organizations. Our investment in client support will enable us to continue to improve the services we provide to our clients in their day-to-day use of our software. Our investments in product development will enable us to develop new products as well as continue enhancements and upgrades to our existing products to keep pace with the rapid changes our clients face. We believe the investments in professional services and sales and marketing will accelerate the momentum in our Geneva and APX product sales and increase customer satisfaction for all of our products. Collectively, we believe these investments will help us extend our strong leadership position in our market. For 2007, we have chosen to make these investments even though we expect them to cause our operating margin percentage to be approximately flat compared to 2006. In the longer term, we believe that our market leadership position and our predictable revenue model will enable us to achieve operating margins in the mid-20% range.

Capital Strategy

Our strategy also includes utilizing our available cash resources to repurchase shares of our outstanding common stock. As part of our risk management strategy in the past, we maintained larger cash balances to fund our operating expenses and to take advantage of any investment opportunities. We currently believe that the predictability of our revenues has resulted in improved reliability in estimating our future operating cash flows. Additionally, we have $75 million available through our revolving line of credit that we executed in February 2007 and we do not expect to make any significant income tax payments until fiscal 2009. As a result of this improved reliability of revenues and enhanced financial flexibility from our available financing, we have reduced our cash balances that we maintain for liquidity purposes and have repurchased shares of our common stock. We believe the returns to our shareholders from the repurchase of shares of our outstanding common stock at its current price levels exceed the yields from the investment of our excess cash and are more advantageous than the payment of dividends. The available financing also provides us with flexibility to fund acquisitions or invest in other businesses, when opportunities arise.

Products and Services

Advent products are intended to increase operational efficiency, achieve timely regulatory compliance, improve the accuracy of client information and enable better decision-making. Each product focuses on the specific mission-critical functions of an investment management organization and is configured to meet the needs of the particular client, as determined by size, assets under management and complexity of the investment environment.

We offer solutions for customers in numerous markets, which include:

•       Advent® for Asset Managers

•       Advent® for Global Asset Managers

•       Advent® for Hedge Fund Managers

•       Advent® for Fund Administrators

•       Advent® for Banks and Trusts

•       Advent® for Family Offices

•       Advent® for Financial Advisors

These solutions are comprised of various combinations of Advent software products, data integration tools and professional services all aimed at solving our clients’ critical business needs.

Software Products

•       Geneva® is a global, real-time investment management platform designed to meet the needs of global asset managers and service providers with complex, international accounting requirements and/or wide instrument coverage needs, including alternative investments such as exchange-traded and over-the-counter (OTC) derivatives. Clients currently include hedge funds, institutional asset managers, prime brokers, and fund administrators. Geneva offers feature-rich accounting, flexible reporting (including profit and loss reporting by strategy) and sophisticated multi-currency capabilities. Geneva delivers the industry’s only “main memory” database system, offering more accurate and flexible reporting, and eliminating batch processing and time-consuming error corrections. Geneva also unifies the general ledger and portfolio sub-ledgers, for real-time reporting and seamless, automated reconciliation. Geneva features unmatched throughput for high trading volume across multiple instruments and currencies; fast, flexible, accurate reporting capabilities and real-time information access; rapid, global error correction and instant updating throughout the system; and scalability to help firms increase asset and trade volumes, without adding headcount.

•       Advent Portfolio Exchange® (APX) is Advent’s next-generation portfolio management and reporting system that fully integrates the front-office functions of prospecting, marketing and customer relationship management with the back-office operations of portfolio accounting and reporting. APX is an enterprise solution offering a migration path for Advent’s Axys clients and enables firms to manage a full range of instruments including domestic and international equities, mutual funds, fixed income, equity options and derivatives, and variable rate securities. APX leverages a single SQL database to deliver client and prospect information to operations, marketing and portfolio managers through a browser-based user interface. APX supports both institutional and high-net-worth individual portfolios and separate accounts, and offers integrated multi-currency capabilities. APX is designed for total compatibility with Advent’s Moxy trading platform for seamless integration between trading and portfolio management.

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

•       Moxy® automates and streamlines the trading and order management process of partial and complete executions and allows the user to send allocation results using OASYS, an external electronic allocation system, to communicate allocations to brokers electronically. Moxy also provides internet-ready electronic order routing based on the industry standard FIX messaging protocol so that Moxy users can route trades electronically to any FIX-compliant broker or crossing network that supports the internet or other TCP/IP connections. Trades are executed, processed, settled and accounted for without manual intervention. Moxy electronically posts allocated trades into Geneva, APX and Axys on demand, eliminating time-consuming and error-prone manual entry.

•       Advent Partner®, a single source solution for onshore and offshore investor accounting and servicing, integrates with Axys, APX and Geneva. This product is specifically designed for hedge funds, family offices, fund administrators, and accounting firms that face the complex and time-consuming task of consistently and accurately accounting for and reporting on investor contributions and redemptions, capital gain/loss and income allocations, and management incentive fees. In addition, Advent Partner provides comprehensive economic and tax allocation reporting and streamlines the production of U.S. K-1 partnership tax returns.

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

•       Rex® enables reconciliation management. Rex is integrated with Axys and APX and is designed for firms that want to electronically reconcile information stored in Axys against custodial information. Rex works in conjunction with Advent Custodial Data, which provides data from a firm’s custodian(s).

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

Data and Data Integration Services

•       Advent® Custodial Data provides account level information from a firm’s custodian(s) through a single, secure connection to a data network managed by Advent. Using Advent Custodial Data, firms can reconcile positions, transactions and cash activity on an exceptions-only basis, or firms can post data directly into Axys or APX.

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

•       Advent® Market Data is our subscription-based and transaction-based services and allows clients to download pricing, corporate actions and other data from third party vendors such as Financial Times/Interactive Data (“FTID”).

Outsourced Services

•       Advent® Back Office Service delivers an outsourced daily reconciliation and portfolio reporting service. Firms that subscribe to Advent Back Office Service can run performance reports locally using their own version of Axys, or remotely via an internet browser. Advent Back Office Service is attractive to firms that may not have the resources to manage, support, and administer these operations in-house.

Grantmaking Community and Non-profit Organizations

Our MicroEdge segment, a leading provider of information technology solutions to the grantmaking community, provides the following products:

•       GIFTS® is a suite of Windows and web-based solution to manage grant giving. It improves workflow across the full lifecycle of grantmaking from receipt of application through post-grant evaluations and closure. This robust and customizable software can be tailored to suit diverse workflow requirements for giving organizations of any size.

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

Support and Maintenance Services

Due to the mission-critical nature of our products, almost all of our perpetual license clients purchase support and maintenance (term license clients receive support and maintenance as part of the license offering), which entitles them to technical support through Advent’s Client Services group and product upgrades as they become available. We continually upgrade and enhance our products to respond to changing market needs, evolving regulatory requirements and new technologies.

Professional Services

Professional services consist of consulting, project management, implementation and integration services, custom report writing, and training. Many of Advent’s clients purchase professional services from us to support their implementations, assist in the conversion of their historical data and provide ongoing training and education. Professional services may be required for as little as a few days or up to several months for large implementations. We believe that these services facilitate a client’s early success with our products, strengthen the client relationship and generate valuable feedback for our product development group.

Alliance Program

Our Alliance Program is designed to benefit our clients and our partners. The program provides a means by which partners can develop, promote, and sell their products, services, and solutions in conjunction with our solutions. Advent’s Alliance Program was created to further extend our product and service offerings.

Sales and Marketing

We primarily license and sell Advent products and services through four sales groups, which are organized by product and customer type and include a direct sales organization (comprised of both field sales and telesales representatives) as well as product marketing and product management groups, which are responsible for assessing market opportunities and collaborating with our product development organization on product planning and management. Product marketing coordinates our market validation process, through which we interview existing clients and sales prospects, and gather information to define scope, features and functionality of new products and product upgrades. The sales groups are as follows:

•       Global Accounts, selling solutions based on Geneva, Moxy Partner and Advent Custodial Data including associated services, into the prime broker, hedge fund, fund administrator and global asset management markets;

•       Investment Management Group, selling solutions based on APX, Axys, Moxy, Qube, Rex and other associated products and services into asset managers, banks and trusts, hedge funds, family offices and financial advisors;

•       Straight Through Processing (STP) Group, selling solutions for connectivity, data integration and outsourcing based on Advent Custodial Data, Advent Corporate Actions, Advent Back Office Service, Advent Wealth Service and other associated products and services into the asset management, banks and trusts, hedge funds, family offices and financial advisors markets; and,

•       Grantmaking, Community and Non-profit Organizations, selling Gifts, FIMS and FoundationPower products and associated services.

We have sales offices throughout the United States, Europe and Middle East regions, including San Francisco, New York, Boston, London, Oslo, Copenhagen, Stockholm, Zurich and Dubai.

Our corporate marketing organization is responsible for providing support to the sales organization through lead generation activities, sales training, marketing materials, and the provision of marketing events, such as conferences and seminars.

Product Development

In fiscal 2006, 2005 and 2004, our product development expenses were $34.9 million, $30.4 million and $32.3 million, respectively. Our product development organization builds product enhancements and new products, incorporates new technologies into existing products and sustains the quality of our current products. Our product development activities include the identification and validation of product specifications as well as engineering, quality assurance and documentation. We capitalized $1.5 million of software development costs in 2006 and 2005, respectively.

Our new products and product upgrades require varying degrees of development time, depending upon the complexity of the accounting requirements and securities regulations which they are intended to address, as well as the number and type of features incorporated. To date, we have generally relied upon internal development for our products. We have in the past acquired, and may again in the future acquire, additional technologies or products from third parties. For example, in December 2006, we acquired a developer of investment billing solutions to integrate their product into our software offerings. We intend to continue to support industry standard operating environments, n-tier architectures and network protocols.

Unfilled License Orders, Deferred Revenues and Backlog

Unfilled license orders represent license orders that have been received from our customers for the license of our software products but have not been shipped as of the end of the applicable fiscal period. We normally ship our software products shortly after receipt of customer orders and therefore the amount of unfilled license orders at any quarter-end is generally small or non-existent. We do not believe that unfilled license orders are a consistent or reliable indicator of future results. Our customers generally do not cancel orders for our software products. Unfilled license orders as of December 31, 2006 totaled $55,000, compared to $411,000 at December 31, 2005.

Total deferred revenue includes both deferred license and services. Deferred perpetual license revenue is recognized when a contingency, such as a future product deliverable committed in the contract, is removed. Deferred maintenance revenue is generally recognized over the service period, which is typically twelve months. Deferred professional services revenue is either recognized over the period the specific services are rendered, or over the related contract period sold in conjunction with a multi-year term license.

During 2006, we continued our transition from selling mostly perpetual licenses to a mix of perpetual and term licenses. We believe that moving to a term license model will increase the value over the long-term of each customer relationship and improve the predictability of our revenues. We generally recognize revenue from term licenses ratably over the period of the contract term which varies from one to five years but is typically three years. For these term contracts, we invoice the customer annually in advance. As a result, the first year’s contract value is included in deferred revenue while subsequent years of the contracted value are not (unless the subsequent years are prepaid by the client, which is typically not the case). During the subsequent years, annual term billing results in an increase in deferred revenues at the commencement of each annual billing period. We define backlog as the value of multi-year term license contracts which contain a binding commitment for the full contract term, less any amounts from those contracts included in “total net revenues” on our consolidated statement of operations and “deferred revenues” on our consolidated balance sheet. We exclude from the backlog calculation any contracts which contain annual renewal options. If we are successful in our strategy to increase our business from term licenses, it will result in a greater portion of license revenue being deferred and could therefore impact the level of our profitability. Total deferred revenue was $85.3 million and $65.1 million at December 31, 2006 and 2005, respectively. Our total backlog was approximately $36.7 million and $18.2 million as of December 31, 2006 and 2005.

For additional information regarding factors that affect the timing of the recognition of software license revenue, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Revenue Recognition.”

Competition

The market for investment management software is characterized by the relative size of the organizations that manage and advise on investment portfolios. The market is competitive and highly fragmented, is subject to rapid change and is sensitive to new product introductions and marketing efforts by industry participants. Our competitors include providers of software and related services as well as providers of outsourced services. Many of our competitors have longer operating histories and greater financial, technical, sales and marketing resources than we do. In addition, consolidation has occurred among some of the competitors in our markets. Competitors vary in size, scope of services offered and platforms supported. Our largest single source of competition is from proprietary systems used by our existing and potential clients, many of whom develop their own software for their particular needs and therefore may be reluctant to license software products offered by independent vendors such as Advent. In 2005 and 2006, seven of our competitors were acquired with the possibility of forming even larger companies through additional acquisitions of companies and technologies. We believe that Advent competes effectively in terms of the most predominant competitive differentiators, which include product performance and functionality, ease of use, scalability, ability to integrate external data sources, product and company reputation, client service and price.

Intellectual Property and Other Proprietary Rights

Our success depends in part upon our proprietary technology. We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We have registered trademarks for many of our products and services and will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees and with our resellers and customers. We seek to safeguard our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection and we do not have any patents. Despite these efforts, it may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use our proprietary information. In addition, we cannot be certain that others will not develop substantially equivalent or superseding proprietary technology, or that equivalent products will not be marketed in competition with our products, thereby substantially reducing the value of our proprietary rights. We cannot be sure that we will develop proprietary products or technologies that are patentable, that any patent, if issued, would provide us with any competitive advantages or would not be challenged by third parties, or that the patents of others will not adversely affect our ability to do business. Litigation may be necessary to protect our proprietary technology. This litigation may be time-consuming and expensive. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. We cannot be sure that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products or design around any patent that may be issued to us or other intellectual property rights of ours.

Employees

As of December 31, 2006, we had 824 employees, including approximately 336 in client services and support, 162 in sales and marketing, 191 in product development and 135 in general and administration. Of these employees, 763 were located in the United States and 61 were based in Europe and the Middle East. We endeavor to maintain competitive compensation, benefits, equity participation and work environment policies in order to attract and retain qualified personnel. None of our employees are represented by a labor union. We have not experienced any work stoppages and we believe our employee relations are good.

Executive Officers of Registrant

The following sets forth certain information regarding the executive officers of the Company as of March 1, 2007:

Name	Age	Position
Stephanie G. DiMarco	49	Chief Executive Officer and President
Lily S. Chang	58	Executive Vice President and Chief Technology Officer
Graham V. Smith	47	Chief Financial Officer and Secretary
Peter D. Hess	36	Executive Vice President and General Manager
John P. Brennan	50	Vice President, Human Resources

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

Ms. Chang joined Advent in May 1993 as Vice President, Technology. In April 1997, Ms. Chang was promoted to Executive Vice President, Technology and was also named Chief Technology Officer. From July 1989 to May 1993, Ms. Chang held various positions, including Vice President, Strategic Accounts and Vice President of Oracle Financial Applications, for Oracle Corporation. Ms. Chang holds a B.S. in Biochemistry from Taiwan University.

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

Mr. Hess joined Advent in 1994. Effective February 2007, Mr. Hess is responsible for our Investment Management Group and has global responsibility for strategy, product marketing, sales, services and support of Advent solutions for asset managers, banks and trusts, hedge funds, family offices and financial advisors with over $1 billion of assets under management. Through February 2007, Mr. Hess served as Executive Vice President and General Manager of our Global Accounts group. In this role, Mr. Hess had global responsibility for strategy, product marketing, sales, services, and support of Advent solutions for the asset management industry’s largest firms. Mr. Hess has held a variety of other positions in the company including Vice President of Sales and Vice President of Marketing. He also has operating responsibility for Advent’s Europe, Middle East and Africa (“EMEA”) operations. Mr. Hess holds a B.A. from Princeton University.

Mr. Brennan joined Advent in March 2004 as Vice President of Human Resources and is responsible for all aspects of Human Resources. Prior to joining Advent, Mr. Brennan was Vice President of Human Resources from 1999 to 2004 for Wind River Systems, which produces embedded software for various consumer and industrial applications. Prior to Wind River, Mr. Brennan held various positions at Visa International from 1991 to 1999. Mr. Brennan began his Human Resources career with assignments at Westinghouse Electric Company and Pacific Gas and Electric. Mr. Brennan has a master’s degree in Industrial and Labor Relations from Cornell University, and a bachelor’s degree in English Literature and Music from Hamilton College.

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

Our Operating Results May Fluctuate Significantly

Although we are transitioning to a predominantly term license model, perpetual licenses still constituted approximately half of our annual software license revenues in 2006. Until we substantially complete our transition to a term license model, our license revenues will be affected by the continued reduction in perpetual license revenue and by the relatively slower revenue recognition associated with the term license model, which is typically over a three year period. Under a perpetual model, customers purchase licenses to use our software indefinitely and generally we recognize all license revenue at the time of sale; maintenance is purchased under an annual renewable contract, and recognized ratably over the contract period. Under a term model, customers purchase a license to use our software and receive maintenance for a limited period of time and we recognize the revenue ratably over the length of the contract.

During fiscal 2006, we recognized 49% of license revenue from term licenses and incremental AUA fees as compared to approximately 25% in fiscal 2005 and 11% in 2004. Term license contracts are comprised of both software licenses and maintenance services and we allocate 55% of the term revenue to license and 45% of the term revenue to maintenance, based on the relative economic value of these two elements. Individual perpetual software licenses vary significantly in value, and the value and timing of these transactions can therefore cause our quarterly license revenues to fluctuate. We have often recognized a substantial portion of a quarter’s perpetual license revenues in the last month, weeks or even days of the quarter. As a result, the magnitude of quarterly fluctuations in license revenue may not be evident until late in or after the close of a particular quarter, and a disruption late in the quarter may have a disproportionately large negative impact on revenue. In addition, some of our large professional services contracts contain performance milestones or acceptance clauses, and term license revenue is not recognized until related implementation services are substantially completed, all of which affect the timing of revenue recognized under such contracts. As a result of these and other factors, our quarterly net revenues may fluctuate significantly. Our expense levels are relatively fixed in the short-term. Due to the fixed nature of these expenses, combined with the relatively high gross margin historically achieved on our products, an unanticipated decline in net revenues in any particular quarter may adversely affect our operating results.

In addition, we experience seasonality in our license revenue. The fourth quarter of the year typically has the highest license revenue, followed by lower license revenue in the first quarter of the following year. We believe that this seasonality results primarily from customer budgeting cycles and the annual nature of some AUA contracts, and expect this seasonality to continue in the future.

Because of the above factors, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance.

Our Sales Cycle is Long and We Have Limited Ability to Forecast the Timing and Amount of Specific Sales and the Timing of Specific Implementations

The purchase of our software products often requires prospective customers to provide significant executive-level sponsorship and to make major systems architecture decisions. As a result, we must generally engage in relatively lengthy sales and contracting efforts. Sales transactions may therefore be delayed during the customer decision process because we must provide a significant level of education to prospective customers regarding the use and benefit of our products. For example in 2002 and 2003, existing and potential clients reduced or canceled expenditures and delayed decisions related to acquisition of software and related services. While we have seen improved economic conditions in recent years, customers are still cautious about capital and information technology expenditures. As a result, the sales cycle associated with the purchase of our solutions is typically between two and twelve months depending upon the size of the client, and is subject to a number of significant risks over which we have little or no control, including customers’ budgeting constraints, internal selection procedures, and changes in customer personnel, among others.

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

We Depend Heavily on Our Axys®, Geneva and APX Products

We derive a significant portion of our net revenues from the licensing of Axys and Geneva products. In addition, many of our other applications, such as Moxy, Partner and various data services have been designed with either of these two products to provide an integrated solution. As a result, we believe that for the next several years a majority of our net revenues will depend upon continued market acceptance of Axys and Geneva, and upgrades to those products. In addition, APX, our newest portfolio accounting and reporting product, is of critical importance in providing an upgrade path for many of our Axys customers. Our long-term growth could be harmed if we are unable to establish APX as a leading product in the market. As a result, we may not be able to successfully upgrade existing Axys clients to APX, or to attract new customers to buy APX.

Uncertain Economic and Financial Market Conditions May Continue to Affect Our Revenues

We believe that the market for large investment management software systems may be affected by a number of factors, including reductions in capital expenditures by large customers and poor performance of major financial markets. The target clients for our products include a range of financial services organizations that manage investment portfolios. In addition in our MicroEdge business segment, we target corporations, public funds, universities and non-profit organizations, which also manage investment portfolios and have many of the same needs. The success of many of our clients is intrinsically linked to the health of the financial markets. We believe that demand for our solutions has been, and could continue to be, disproportionately affected by fluctuations, disruptions, instability or downturns in the economy and financial services industry which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products. In addition, a slowdown in the formation of new investment firms, especially hedge funds, or a decline in the growth of assets under management would cause a decline in demand for our solutions. We have, in the past, experienced a number of market downturns in the financial services industry and resulting declines in information technology spending, which has caused longer sales and contracting cycles, deferral or delay of information technology projects and generally reduced expenditures for software and related services, and we believe that future uncertainty about financial markets and the financial services sector could have a material adverse effect on our revenues.

We Face Competition

The market for investment management software is competitive and highly fragmented, is subject to rapid change and is sensitive to new product introductions and marketing efforts by industry participants. Our largest single source of competition is from proprietary systems used by existing and potential clients, many of whom develop their own software for their particular needs and therefore may be reluctant to license software products offered by independent vendors such as Advent. Other competitors include providers of software and related services as well as providers of outsourced services. Many of our competitors have longer operating histories and greater financial, technical, sales and marketing resources than we do. In addition, consolidation has occurred among some of the competitors in our markets. Competitors vary in size, scope of services offered and platforms supported. In 2005 and 2006, seven of our competitors were acquired with the possibility of forming even larger companies through additional acquisitions of companies and technologies. Any further consolidation among our competitors may result in stronger competitors in our markets and may therefore either result in a loss of market share or harm our results of operations. In addition, we also face competition from potential new entrants into our market that may develop innovative technologies or business models. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure will not result in price reductions, reduced operating margins or loss of market share, any one of which could seriously harm our business.

We Must Continue to Introduce New Products and Product Enhancements

The market for our products is characterized by rapid technological change, changes in customer demands, evolving industry standards and new regulatory requirements. New products based on new technologies or new industry standards can render existing products obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop new products, such as our APX product, or product enhancements, that address the future needs of our target markets and to respond to their changing standards and practices. We may not be successful in developing, introducing, marketing and licensing our new products or product enhancements on a timely and cost effective basis, or at all, and our new products and product enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. Delays in the commencement of commercial shipments of new products or enhancements may result in client dissatisfaction and delay or loss of product revenues. In addition, clients may delay purchases in anticipation of new products or product enhancements. Our ability to develop new products and product enhancements is also dependent upon the products of other software vendors, including certain system software vendors, such as Microsoft Corporation, Sun Microsystems, database vendors and development tool vendors. If the products of such vendors have design defects or flaws, are unexpectedly delayed in their introduction, or are unavailable on acceptable terms, our business could be seriously harmed.

If We Fail to Appropriately Scale Our Operations in Response to Changes in Demand for Our Existing Products and Services or to the Demand for New Products Requested by Our Customers, Our Business Could be Materially and Adversely Affected

To achieve our business objectives, we anticipate that we will need to continue to expand. We have experienced a period of rapid growth in the past. Through internal growth, we significantly increased the scope of our operations and expanded our workforce from 736 employees at December 31, 2005 to 824 employees at December 31, 2006. Nonetheless, we may not be able to expand our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products and services or to the demand for new products requested by our customers. For example, to keep pace with the strong demand for our products experienced in 2006, we have increased headcount in our client services and consulting groups. In 2007, we expect to continue adding headcount to support increased product development, enhancements and implementations. In addition, to support our growth, in January 2006, we signed a $20 million lease agreement under which we relocated our headquarters in October 2006 to a larger facility that will enable us to centralize all of our San Francisco employees in one building. However, if we are unable to expand our workforce sufficiently or to effectively manage our expanding operations, we may be unable to meet demand and exploit potential market opportunities and our current or future business could be materially and adversely affected. Additionally, we may not be able to complete implementation projects for term licenses in a timely or cost-effective manner, which will cause us to defer all of the contract revenues to a subsequent quarter or incur more costs by deploying higher cost external contractors to complete projects.

Conversely, if we expand our operations and workforce too rapidly in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expect, the rate of increase in our cost of revenues or operating expenses may exceed the rate of increase, if any, in our revenues. Moreover, if we experience another slowdown in the investment management software market in which we operate similar to the one experienced in 2002, we may not be able to scale back our operating expenses in a sufficiently timely or effective manner. In that event, our business, financial condition and results of operations would be materially and adversely affected.

We Must Retain and Recruit Key Employees

We believe that our future success is dependent on the continued employment of our senior management and our ability to identify, attract, motivate and retain qualified technical, sales and other personnel. Members of our executive management team have acquired specialized knowledge and skills with respect to Advent. We need technical resources such as our product development engineers to develop new products and enhance existing products; we rely upon sales personnel to sell our products and services and maintain healthy business relationships; we must recruit professional service consultants to support the anticipated increase in product implementations; we must hire client services personnel to provide technical support to our growing installed base of customers; and we must attract and retain financial and accounting personnel to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Therefore, we need to identify, attract, motivate and retain such employees with the requisite education, backgrounds and industry experience. However, experienced personnel in the information technology industry are in high demand and competition for their talents is intense, especially in the San Francisco Bay Area where the majority of our employees are located. For example, in February 2007, one of our executives resigned from the Company to become the Chief Executive Officer of an internet company.

We have relied on our ability to grant equity compensation as one mechanism for recruiting and retaining such highly skilled personnel. Recently enacted accounting regulations requiring the expensing of equity compensation impair our ability to provide these incentives without reporting significant compensation costs.

We may also choose to create additional performance and retention incentives in order to retain our employees, including the granting of additional stock options, restricted stock, restricted stock units, stock appreciation rights, performance shares or performance units to employees or issuing incentive cash bonuses. Such incentives may either dilute our existing stockholder base or result in unforeseen operating expenses which may have a material adverse effect on our operating results, which may result in our stock price falling; or may not be valued as highly by our employees which may create retention issues.

We Face Challenges in Expanding Our International Operations

We market and sell our products in the United States and, to a lesser extent, internationally. In 1999, we entered into a distributor relationship with Advent Europe GmbH, an independent distributor of our products in selected European markets. In November 2001, we acquired the Norwegian, Swedish, and Danish subsidiaries of this independent distributor. In September 2002, we purchased their Greek subsidiary (“Advent Hellas”), which we subsequently sold in the fourth quarter of 2005; in May 2003, we purchased their Dutch subsidiary; and in May 2004, we purchased their remaining subsidiaries in the United Kingdom and Switzerland and certain assets of Advent Europe. To further expand our international operations, we would need to establish additional locations, acquire other businesses or enter into additional distribution relationships in other parts of the world. Any further expansion of our existing international operations and entry into new international markets could require significant management attention and financial resources. We cannot be certain that establishing businesses in other countries will produce the desired levels of revenues, such as in the case of Advent Hellas which produced less than satisfactory revenues and profitability before its sale in 2005. We currently have limited experience in developing localized versions of our products and marketing and distributing our products internationally. In addition, international operations are subject to other inherent risks, including:

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

•       potentially adverse tax consequences; and

•       political and economic instability.

The revenues, expenses, assets and liabilities of our international subsidiaries are primarily denominated in local currencies. We have not historically undertaken foreign exchange hedging transactions to cover potential foreign currency exposure. Future fluctuations in currency exchange rates may adversely affect revenues and accounts receivable from international sales and the U.S. dollar value of our foreign subsidiaries’ revenues, expenses, assets and liabilities. Our international service revenues and certain license revenues from our European subsidiaries are generally denominated in local foreign currencies.

Difficulties in Integrating Our Acquisitions and Expanding Into New Business Areas Have Impacted and Could Continue to Adversely Impact Our Business and We Face Risks Associated with Potential Acquisitions, Investments, Divestitures and Expansion

From 2001 through the middle of 2003, our strategy focused on growth through the acquisition of additional complementary businesses. During those years, we made five major acquisitions including Kinexus Corporation, Techfi Corporation and Advent Outsource Data Management LLC, and also acquired all of the common stock of five of our European distributor’s subsidiaries. In addition, we purchased our European distributor’s remaining two subsidiaries in the United Kingdom and Switzerland in May 2004. More recently, in December 2006, we acquired East Circle Solutions, Inc., a developer of investment billing solutions to integrate their product into our software offerings.

The complex process of integrating our acquisitions has required and will continue to require significant resources, particularly in light of our relative inexperience in integrating acquisitions. Integrating these acquisitions in the past has been time-consuming, expensive and disruptive to our business. This integration process has strained our managerial resources, resulting in the diversion of these resources from our core business objectives and may do so in the future. Failure to achieve the anticipated benefits of these acquisitions or to successfully integrate the operations of these entities has harmed and could potentially harm our business, results of operations and cash flows in future periods. For example, in the first quarter of 2003, we closed our Australian subsidiary because it failed to perform at a satisfactory profit level and similarly in the fourth quarter of 2005, we disposed of our Advent Hellas subsidiary because of less than satisfactory profitability. In addition, as we have expanded into new business areas and built new offerings through strategic alliances and internal development, as well as acquisitions, some of this expansion has required significant management time and resources without generating required revenues. We have had difficulty and may continue to have difficulty creating demand for such offerings. For example, demand for our Techfi product line was significantly lower than expected and thus we discontinued certain products within our Techfi product line in September 2004. As a result, we recorded a non-cash impairment charge of $3.4 million in the third quarter of 2004 to write-off the carrying value of certain Techfi-related intangible assets. Furthermore, we may face other unanticipated costs from our acquisitions, such as the disputes involving earn-out and incentive compensation amounts, similar to those we have experienced with our Kinexus and Advent Outsource acquisitions.

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

Impairment of Investments Could Harm Our Results of Operations

We have made and may make future investments in privately held companies, many of which are considered in the start-up or development stages. These investments, which we classify as other assets on our consolidated balance sheets, are inherently risky, as the market for the technologies or products these companies have under development is typically in the early stages and may never materialize. The value of the investment in these companies is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. Due to these and other factors, we have previously determined, and may in the future determine, that the value of these investments is impaired, which has caused and would cause us to write down the carrying value of these investments, such as the write-down of our investments of $2.0 million and $13.5 million in fiscal 2003 and 2002, respectively. Furthermore, we cannot be sure that future investment, license, fixed asset or other asset write-downs will not occur. If future write-downs do occur, they could harm our business and results of operations.

Information We Provide to Investors Is Accurate Only as of the Date We Disseminate It

From time to time, we may publicly disseminate forward-looking information or guidance in compliance with Regulation FD. This information or guidance represents our outlook only as of the date we disseminate it, and we do not undertake to update such information or guidance.

Our Stock Price May Fluctuate Significantly

Like many companies in the technology and emerging growth sector, our stock price may be subject to wide fluctuations, particularly during times of high market volatility. If net revenues or earnings in any quarter or our financial guidance for future periods fail to meet the investment community’s expectations, our stock price is likely to decline. In addition, our stock price is affected by trends in the financial services sector and by broader market trends unrelated to our performance. For instance, in the event of increased hostilities abroad or terrorist attacks on U.S. soil, there could be increased market volatility, which could negatively impact our stock price.

If Our Relationship with Financial Times/Interactive Data Is Terminated, Our Business May Be Harmed

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

If We Are Unable to Protect Our Intellectual Property We May Be Subject to Increased Competition that Could Seriously Harm Our Business

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

If We Infringe the Intellectual Property Rights of Others, We May Incur Additional Costs or Be Prevented from Selling Our Products and Services

We cannot be certain that our products or services do not infringe the intellectual property rights of others. As a result, we may be subject to litigation and claims, including claims of infringement of patents, copyrights and other intellectual property rights of third parties that would be time-consuming and costly to resolve. If we discovered that our products or services violated the intellectual property rights of third parties, we may have to make substantial changes to our products or services or obtain licenses from such third parties. We might not be able to obtain such licenses on favorable terms or at all, and we may be unable to change our products successfully or in a timely manner. Failure to resolve an infringement matter successfully or in a timely manner, would force us to incur significant costs, including damages, redevelopment costs, diversion of management’s attention and satisfaction of indemnification obligations that we have with our clients, as well as prevent us from selling certain products or services.

Catastrophic Events Could Adversely Affect Our Business

Our operations are exposed to potential disruption by fire, earthquake, power loss, telecommunications failure, and other events beyond our control. Additionally, we are vulnerable to interruption caused by terrorist incidents. For example, our facilities in New York were temporarily closed due to the September 11, 2001 terrorist attacks. Immediately after the terrorist attacks, our clients who were located in the World Trade Center area were concentrating on disaster recovery rather than licensing additional software components, while the grounding of transportation impeded our professional services employees’ ability to travel to client sites. Additionally, during the temporary closure of the U.S. stock markets, our clients did not use our market data services. Our corporate headquarters are located in the San Francisco Bay Area, which is a region with significant seismic activity. Earthquakes such as that experienced in 1989 could disrupt our business. Such disruptions could affect our ability to sell and deliver products and services and other critical functions of our business. Further, such disruptions could cause instability in the financial markets upon which we depend.

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

Undetected Software Errors or Failures Found in New Products May Result in Loss of or Delay in Market Acceptance of Our Products that Could Seriously Harm Our Business

Our products may contain undetected software errors or scalability limitations at any point in their lives, but particularly when first introduced, such as our APX product, or as new versions are released. Despite testing by us and by current and potential customers, errors may not be found in new products until after commencement of commercial shipments, resulting in a loss of or a delay in market acceptance, damage to our reputation, customer dissatisfaction and reductions in revenues and margins, any of which could seriously harm our business. Additionally, our agreements with customers that attempt to limit our exposure to liability claims may not be enforceable in jurisdictions where we operate.

Changes in Securities Laws and Regulations May Increase Our Costs

The Sarbanes-Oxley Act (“the Act”) of 2002 required changes in some of our corporate governance and securities disclosure and/or compliance practices. As part of the Act’s requirements, the SEC has enacted new rules on a variety of subjects, and the Nasdaq Stock Market has enacted new corporate governance listing requirements. These developments have increased and may in the future increase our accounting and legal compliance costs and could also expose us to additional liability if we fail to comply with these new rules and reporting requirements. In fiscal 2006 and 2005, we incurred approximately $1.3 million and $1.8 million, respectively, in Sarbanes-Oxley related expenses consisting of external consulting costs and auditor fees, and the Company anticipates similarly spending a significant amount for its 2007 compliance activities. In addition, such developments may make retention and recruitment of qualified persons to serve on our board of directors, or as executive officers, more difficult. We continue to evaluate and monitor regulatory and legislative developments and cannot reliably estimate the timing or magnitude of all costs we may incur as a result of the Act or other related legislation or regulation.

Changes in, or Interpretations of, Accounting Principles Could Result in Unfavorable Accounting Charges

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by us, the SEC and various bodies formed to interpret and create accounting principles. A change in these principles or a change in the interpretations of these principles, can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting principles that recently have been or may be affected include:

•       Software revenue recognition

•       Accounting for stock-based compensation

•       Accounting for income taxes

•       Accounting for business combinations and related goodwill

In particular, in the first quarter of 2006, we adopted SFAS 123R which requires the measurement of all stock-based compensation to employees, including grants of employee stock options, restricted stock units and stock appreciation rights, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The adoption of SFAS 123R had a significant adverse effect on our results of operations. It will continue to significantly adversely affect our results of operations and may impact the way in which we conduct our business.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

We currently use the Black-Scholes option pricing model to determine the fair value of stock-based compensation awards and employee stock purchase plan shares. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants and employee stock purchase plan shares. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, restricted stock units and stock appreciation rights, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our consolidated financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.

See Note 9, “Stock-Based Compensation”, to the consolidated financial statements for further information regarding the adoption of SFAS 123R.

Potential Changes in Securities Laws and Regulation Governing the Investment Industry’s Use of Soft Dollars May Reduce Our Revenues

As of December 31, 2006, approximately 400 of our clients utilize trading commissions (“soft dollar arrangements”) to pay for software products and services. During fiscal 2006 and 2005, the total value of Advent products and services paid with soft dollars was approximately 5% and 6% of our total billings. Such soft dollar arrangements could be impacted by changes in the regulations governing those arrangements.

During the fourth quarter of 2006, we completed the wind down of the “soft dollar” business of our SEC-registered broker/dealer subsidiary, Second Street Securities, as it no longer fits with our corporate strategy. Second Street Securities offered our customers the ability to pay for Advent products and other third party products and services through brokerage commissions and other fee-based arrangements. We will continue to allow clients to utilize soft dollar arrangements to pay for Advent software products and services through other independent broker/dealers.

In July 2006, the SEC published an Interpretive Release that provides guidance on money managers’ use of client commissions to pay for brokerage and research services under the “soft dollars” safe harbor, which is set forth in Section 28(e) of the Securities Exchange Act of 1934. The Interpretive Release clarifies that money managers may use client commissions to pay only for eligible brokerage and research services. Among other matters, the Interpretive Release states that eligible brokerage includes those products and services that relate to the execution of the trade from the point at which the money manager communicates with the broker-dealer for the purpose of transmitting an order for execution, through the point at which funds or securities are delivered or credited to the advised account. In addition, for “mixed-use” items (such as trade order management systems) that are partly eligible and partly ineligible, the Interpretive Release states that money managers must make a reasonable allocation of client commissions in accordance with the eligible and ineligible uses of the items. Based on this new guidance, our customers may change their method of paying for certain Advent products or services from soft to hard dollars, and as a result seek to reduce their usage of these products or services in order to avoid increasing expenses, which could cause our revenues to decrease.

Covenants in Our Credit Facility Agreement Could Adversely Affect our Financial Condition

In February 2007, we entered into a senior secured facility agreement which provides us with a revolving line of credit up to an aggregate amount of $75 million. Our continued ability to borrow under our credit facility is subject to compliance with certain financial and non-financial covenants. The financial covenant is limited to a maximum ratio of senior debt to adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA). Our failure to comply with such covenants could cause default under the agreement, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unfavorable terms.

Security Risks May Harm Our Business

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

If We Fail to Maintain an Effective System of Internal Control, We May Not be Able to Accurately Report Our Financial Results or Our Filings May Not be Timely. As a Result, Current and Potential Stockholders Could Lose Confidence in Our Financial Reporting, Which Would Harm Our Business and the Trading Price of Our Stock

Effective internal control is necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal control that need improvement including control deficiencies that may constitute material weaknesses. For example, as of December 31, 2005, the Company did not maintain effective controls over the accounting for income taxes, including the determination of deferred income tax liabilities and the related income tax provision. This control deficiency resulted in adjustments to the fourth quarter of 2004 and 2005 financial statements and a restatement of the Company’s financial statements for each of the first three quarters of fiscal 2004 and 2005.

The Company also did not maintain effective controls over the accuracy, presentation and disclosure of the pro forma stock-based compensation expense in conformity with generally accepted accounting principles as of December 31, 2005. As a result of this control deficiency, the Company’s disclosure of stock-based compensation expense for fiscal 2003 and 2004 and first three quarters of 2004 and 2005 were revised.

During 2006, we have implemented controls and procedures to improve our internal control over financial reporting and have determined that we have completed the remediation of the prior year material weaknesses. Consequently, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

We do not expect that our internal control over financial reporting will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Any failure to implement or maintain improvements in our internal control over financial reporting, or difficulties encountered in the implementation of these improvements in our controls, could cause significant deficiencies or material weaknesses in our internal controls and consequently cause us to fail to meet our reporting obligations. Any failure to implement or maintain required new or improved internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

Our Ability to Conclude that a Control Deficiency is Not a Material Weakness or that an Accounting Error Does Not Require a Restatement is Limited, in Part, by Our Level of Pre-Tax Income (Loss)

Under the Sarbanes-Oxley Act of 2002, our management is required to assess the impact of control deficiencies based upon both quantitative and qualitative factors, and depending upon that analysis we classify such identified deficiencies as either a control deficiency, significant deficiency or a material weakness.

Our current expectation is that our fiscal 2007 pre-tax income will range from breakeven to a modest amount, due primarily to the impact of expensing for stock-based compensation, the short-term negative impact on net revenues from our transition to a term license model, and the investment in the development and growth of our business. One element of our quantitative analysis of any control deficiency is its actual or potential financial impact, and any impact that is greater than 5% of our pre-tax income (loss) in any quarter may be more likely to result in that deficiency being determined to be a significant deficiency or a material weakness. Accordingly, our projection of fiscal 2007 pre-tax income at a breakeven level to a modest profit will make it statistically less likely for us and our independent registered public accounting firm to determine that a control deficiency is not a material weakness.

In addition, if management or our independent registered public accountants identify errors in our interim or annual financial statements during 2007, it is statistically more likely that such errors may meet the quantitative threshold established under Staff Accounting Bulletin No. 99, “Materiality”, that could, depending upon the complete qualitative and quantitative analysis, result in our having to restate previously issued financial statements.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

Our principal executive offices are located in San Francisco, California. The table below summarizes the principal properties that we leased as of December 31, 2006:

		Segment			Use of Property
Location	Approx. Square Footage	Advent Investment Management	MicroEdge	Other	Sales and Support	Marketing	Product Development	Administrative
United States:
San Francisco, CA (4 properties)*	263,796	X		X	X	X	X	X
New York, NY (3 properties)*	80,990	X	X		X	X	X	X
New Rochelle, NY	5,795	X			X	X
Boston, MA	8,061	X			X	X
Concord, NH (2 properties)	7,395		X		X	X	X	X
Middlebury, CT	2,996		X		X	X	X
Excelsior, MN	2,407		X		X	X		X
Europe**:
Copenhagen, Denmark	3,475	X			X
Oslo, Norway	3,002	X			X	X
London, United Kingdom	2,150	X			X	X		X
Stockholm, Sweden	2,400	X			X	X		X
Total leased square footage	382,467

*                    As part of our restructuring activities, we vacated properties in New York, New York and San Francisco, California. Approximately 119,000 square feet of New York and California property has been subleased as of December 31, 2006. In 2004 and 2005, we entered into sub-lease agreements for certain New York properties. In 2004 and 2006, we entered into sub-lease agreements for certain San Francisco properties.

**             We also have non-principal offices in Switzerland and United Arab Emirates.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is listed on the NASDAQ Stock Market under the symbol “ADVS.” The closing price of our common stock on February 23, 2007 was $37.46. The table below summarizes the range of high and low reported sales prices on the NASDAQ Stock Market for our common stock for the periods indicated.

	Price Range
	High	Low
Fiscal 2006
First quarter	$30.50	$25.90
Second quarter	$36.43	$27.32
Third quarter	$37.56	$26.96
Fourth quarter	$38.45	$34.65
Fiscal 2005
First quarter	$20.67	$16.26
Second quarter	$21.05	$16.60
Third quarter	$28.75	$20.60
Fourth quarter	$33.17	$26.14

Stockholders

As of February 23, 2007, there were 152 holders of record of our common stock. However, because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate with any level of accuracy the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings to fund development and growth of our business and to repurchase our common stock, and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors (the “Board”) has approved common stock repurchase programs authorizing management to repurchase shares of the Company’s common stock in the open market to enhance shareholder value. The timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, including the price of our stock, general market conditions and alternative investment opportunities. The purchases are funded from available working capital or debt.

The following is a summary of the repurchase programs authorized by the Board during fiscal 2004, 2005 and 2006 (in thousands):

Number
of Shares
Date of Authorization	Authorized
May 2004	1,200
September 2004	800
February 2005	1,800
May 2005	1,000
April 2006	2,300
July 2006	1,500
Total	8,600

The following is a summary of the Company’s repurchase activity during fiscal 2004, 2005 and 2006 (in thousands, except per share data):

	Total		Average
	Number		Price
	of Shares		Paid Per
Fiscal Year	Repurchased	Cost	Share
2004	744	$11,899	$15.99
2005	2,835	$52,584	$18.55
2006	4,691	$148,602	$31.68
Total	8,270	$213,085	$25.77

The following is a summary of the Company’s repurchase activity during the fourth quarter of 2006 (in thousands, except per share data):

			Maximum
	Total	Average	Number of Shares That
	Number	Price	May Yet Be Purchased
	of Shares	Paid	Under Our Share
	Purchased(1)	Per Share	Repurchase Programs
	(shares in thousands)
October 2006	—	$—	888
November 2006	317	$37.16	571
December 2006	241	$36.83	330
Total	558	$37.02	330

(1)          All shares were repurchased as part of publicly announced plans.

As of December 31, 2006, approximately 330,000 shares were available to be repurchased under the most recent Board authorized share repurchase plan approved in July 2006. On February 9, 2007, our Board authorized the repurchase of up to an additional 2.25 million shares of outstanding common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference from our Proxy Statement to be filed for our May 2007 Annual Meeting of Stockholders.

Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Advent Software, Inc., The S & P 500 Index
And the NASDAQ Computer & Data Processing Index

*                    $100 invested on 12/31/01 in stock or Index-including reinvestment of dividends. Fiscal year ending December 31.

Item 6.                        Selected Financial Data

The following selected financial data are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Fiscal Years
	2006(1)(2)	2005(3)(4)	2004(5)(6)(7)	2003(8)	2002(9)
	(in thousands, except per share data)
STATEMENT OF OPERATIONS
Net revenues	$184,093	$168,701	$149,990	$137,159	$159,436
Gross margin	$125,291	$116,904	$97,035	$80,135	$109,764
Income (loss) from operations	$(282)	$6,336	$(18,064)	$(39,659)	$(15,533)
Net income (loss)	$82,602	$14,135	$(16,179)	$(92,933)	$(19,236)
Basic net income (loss) per share	$2.85	$0.46	$(0.49)	$(2.86)	$(0.57)
Diluted net income (loss) per share	$2.70	$0.44	$(0.49)	$(2.86)	$(0.57)
BALANCE SHEET
Cash, cash equivalents and marketable securties	$55,068	$163,432	$165,529	$160,072	$173,829
Working capital	$(285)	$115,844	$127,886	$133,545	$161,347
Total assets	$339,647	$340,575	$354,642	$346,503	$433,910
Long-term liabilities	$12,696	$6,374	$8,066	$6,294	$5,479
Stockholders’ equity	$209,627	$241,979	$265,740	$283,069	$373,355

(1)          Our results of operations for 2006 included a benefit from income taxes of $79.0 million as a result of releasing the valuation allowance against our deferred tax assets originally recorded in fiscal 2003, stock-based employee compensation expense of $13.6 million and restructuring charges of $3.7 million.

(2)          Effective January 1, 2006, we adopted SFAS 123R, “Share-Based Payment”, which requires the recognition of the fair value of stock-based compensation in net income. During 2006, we recognized stock-based compensation expense of $13.6 million.

(3)          We had historically classified all amounts accrued for prepaid sales commissions as “prepaid expenses and other” on the consolidated balance sheets. Effective January 1, 2005, certain prepaid sales commissions of that are to be recognized in excess of a year from the balance sheet date are classified as “other assets” within non-current assets on the consolidated balance sheets. As of December 31, 2005, prepaid sales commissions of $1.2 million were classified as “other assets”. This does not affect total assets for any period presented.

(4)          Our results of operations for 2005 included restructuring charges of $2.0 million.

(5)          Effective January 1, 2004, commission revenues received from “soft dollar” transactions for products and services not related to Advent products and services, are recorded as other revenues on a net basis as we are not the primary obligor in these transactions. This does not affect gross margin, operating loss, or net income (loss) for any period presented.

(6)          Our results of operations for 2004 included intangible asset impairments of $5.4 million, restructuring charges of $5.1 million and the operating results of Advent United Kingdom and Switzerland, subsequent to their acquisition in the second quarter of 2004.

(7)          We had historically classified all amounts accrued for deferred rent as “other long-term liabilities” on the consolidated balance sheets. Effective January 1, 2004, certain deferred rent liabilities that are to be recognized within a year of the balance sheet date are classified as “accrued liabilities” on the consolidated balance sheets. This does not affect total liabilities for any period presented.

(8)          Our results of operations for 2003 included a provision for income taxes of $54.8 million as a result of recording a full valuation allowance against our deferred tax assets in the United States, restructuring charges of $9.1 million and an impairment charge of $0.9 million related to the write-off of developed technology acquired.

(9)          Our results of operations for 2002 included a write-down of $13.5 million for other-than-temporary declines in the estimated fair market value of our privately-held investments and additional intangible amortization expense.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion in conjunction with our consolidated financial statements and related notes. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended, including, but not limited to statements referencing our expectations relating to future revenues, expenses and operating margins. Forward-looking statements can be identified by the use of terminology such as “may,” “will,” “should,” “expect,” “plan” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other similar terms and the negative of such terms regarding beliefs, plans, expectations or intentions regarding the future. Forward looking statements include, among others, statements regarding growth in the investment management market and opportunities for us related thereto, future expansion, acquisition, divestment of or investment in other businesses, projections of revenues, future cost and expense levels, expected timing and amount of amortization expenses related to past acquisitions, the adequacy of resources to meet future cash requirements, estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, future client wins, future hiring and future product introductions. Such forward-looking statements are based on our current plans and expectations and involve known and unknown risks and uncertainties which may cause our actual results or performance to be materially different from any results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to the “Risk Factors” set forth in “Item 1A. Risk Factors” in this Form 10-K, as well as other risks identified from time to time in other Securities and Exchange Commission (“SEC”) reports. You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results, levels of activity or performance and represent our expectations only as of the date they are made.

Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us”, the “Company” and “Advent” refer to Advent Software, Inc. and its subsidiaries.

Overview

We offer integrated software solutions for automating and integrating data and work flows across the investment management organization, as well as the information flows between the investment management organization and external parties. Our products are intended to increase operational efficiency, improve the accuracy of client information and enable better decision-making. Each solution focuses on specific mission-critical functions of the front, middle and back offices of investment management organizations and is tailored to meet the needs of the particular client, as determined by size, assets under management and complexity of the investment environment.

During fiscal 2006, we:

•       Expanded customer relationships and acceptance of our product offerings. During 2006, we signed 346 new customer agreements and experienced continued strong demand for both our newest and largest portfolio management and accounting platforms: Advent Portfolio Exchange (“APX”) and Geneva, respectively. We sold 63 APX licenses bringing the total number of licenses sold to 84 for a product that has been generally available for just over a year. We also achieved a significant milestone with Geneva as we added 34 new Geneva clients during fiscal 2006, compared to 17 new customers in 2005, bringing the total number of Geneva licenses sold to over 100 as of December 31, 2006.

•       Released new products. We introduced several product upgrades and enhancements:

•        APX 1.5, which delivers expanded scalability and enhanced integration of relationship and portfolio management features. APX 1.5 enables asset managers and single- or multi-family offices the ability to provide enhanced client service in a single solution, thus reducing the cost and complexity of managing multiple systems;

•        Geneva 6.0, which provides a lower total cost of ownership through reduced hardware costs, ease of integration with enhanced third party accelerators, and improved scalability through technology enhancements;

•        Moxy 5.2, which offers increased scalability and enables higher trade volume execution;

•        Advent Partner 6.0, which enables hedge funds and fund administrators to use a single solution for both onshore and offshore investor servicing and accounting; and

•        GIFTS 6.1, which is a follow-on upgrade on MicroEdge’s GIFTS 6 grant-making software, and includes the ability to automate and schedule the creation and delivery of GIFTS reports; a wide range of compatibility certifications not previously available; single sign-on support for GIFTS Connections; and background scheduling of database maintenance.

•       Increased term license bookings. In 2006, we signed a total of $48.8 million of term licenses, versus $22.7 million in 2005.

•       Increased headcount. Total company headcount at December 31, 2006 was 824 which represented an increase of 88 new employees, or 12%, from December 31, 2005. The majority of these new hires were in our sales and services groups, and to a lesser extent in product development.

Term License Transition

We are in the process of converting our software licensing model from a perpetual model to a term model for our Advent Investment Management segment. Under a perpetual model, customers purchase a license to use our software indefinitely and generally we recognize all license revenue at the time of sale; maintenance is purchased under an annual renewable contract, and recognized ratably over the contract period. Under a term model, customers purchase a license to use our software and receive maintenance for a limited period of time and we recognize the revenue ratably over the length of the contract.

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

The transition to a term model also has the effect of decreasing our operating cash flows in the early stages of the transition. Under perpetual pricing, the entire license fee is generally billed and collected at the commencement of the arrangement. Under term pricing, a typical contract term is three years. We generally bill and collect license fees over the term of the arrangement in equal installments in advance of each annual period. The amount of the annual term billing is less than the perpetual billing, resulting in lower cash flows in the initial term license period. Annual term billing results in an increase in deferred revenues and an increase in operating cash flows at the commencement of each annual billing period.

When a customer purchases a term license together with implementation services we do not recognize any revenue under the contract until the implementation services are complete. If the implementation services are still in progress as of a quarter-end, we will defer all of the contract revenues to a subsequent quarter. As of December 31, 2006, we have deferred $9.4 million in net revenues and $2.9 million of directly related expenses (which are classified as “deferred revenues” and “prepaid expenses and other”, respectively, on the consolidated balance sheet) as the implementation services associated with the related term license arrangements were in progress as of December 31, 2006. As of December 31, 2005, $1.1 million of net revenues and $0.4 million of directly related expenses, respectively, were deferred.

Although the transition to a term model decreases revenues from new contracts in the early periods, we believe this change to our business model is extremely significant for the long-term growth and value of the business because it leverages the mission-critical nature of Advent’s products and services. We believe that once our products are implemented, our clients are motivated to continue using Advent’s products and services due to improved workflow efficiencies and additional controls they gain over their core business operations.

The following table (unaudited) summarizes the term license bookings (in thousands) and associated average term (in years) by quarter for fiscal 2006, 2005 and 2004:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2006 Bookings(1)	$7,864	$12,872	$10,600	$17,474	$48,810
Average Term(2)	2.5	3.1	2.9	3.2	3.0
2005 Bookings(1)	$6,378	$3,967	$4,924	$7,464	$22,733
Average Term(2)	4.7	2.9	3.3	2.7	3.2
2004 Bookings(1)	$71	$296	$4,492	$1,443	$6,302
Average Term(2)	1.4	1.7	3.7	2.8	3.2

(1)          Bookings reflect the total value of all new term licenses signed by clients in the period.

(2)          Average term is weighted by contract value for all new term licenses signed in the period.

Financial Highlights

We recognized record revenues of $184.1 million during 2006, as compared to $168.7 million in fiscal 2005 and $150.0 million in 2004. The year-over-year increase in 2006 reflects essentially flat license revenues due to our transition to term licenses, while our maintenance and recurring revenues were up $19.7 million or 18% year-over-year. Despite our transition to a predominantly term licensing model, we have grown net revenue year-over-year for two reasons:

•       Our diverse mix of products has allowed us to phase in term licensing by product; and

•       We have a large installed base of customers that we are not requiring to convert to term licenses when they expand the usage (e.g. order additional seats) of products they already own.

During 2006, we recognized approximately 49% of license revenue from term licenses and incremental AUA fees versus 25% in 2005. Total recurring revenues, which we define as term license, incremental AUA fees, term and perpetual maintenance, and other recurring revenues, have increased to 79% of total revenues during 2006, as compared to 69% during 2005.

Total expenses, including cost of revenues, were $184.4 million in fiscal 2006, compared with $162.4 million in 2005 and $168.1 million in 2004. Our expenses increased in 2006 from 2005 largely as a result of increases in headcount, stock-based compensation expense of $13.6 million (or 7.4% of total net revenues) and a $1.7 million increase in restructuring charges and, to a lesser extent, higher bonuses based on strong bookings performance and additional costs resulting from winding down the soft dollar component of Second Street Securities.

During 2006, we incurred restructuring charges of $3.7 million primarily relating to the exit of our previous headquarters facility. To accommodate our expansion and headcount growth, we moved our San Francisco headquarters in October 2006 from our prior facility located at 301 Brannan Street to a new facility located at 600 Townsend Street. As a result of completely exiting our former headquarters facility and making it available for sub-lease in November 2006, we incurred facility and exit costs of $3.4 million related to the 301 Brannan facility that will continue to be incurred without economic benefit to us.

The costs associated with stock-based compensation and restructuring, which totaled approximately $17.3 million (or 9% of total net revenues) for fiscal 2006, had a significant adverse impact on our results of operations, resulting in an operating loss of $0.3 million compared to operating income of $6.3 million in fiscal 2005.

During the first quarter of 2006, we began to wind down the soft dollar component of our SEC-registered broker/dealer subsidiary, Second Street Securities, as it no longer fits with our corporate strategy. Second Street Securities offered our customers the ability to pay for Advent products and other third-party services through brokerage commissions and other fee-based arrangements. We completed the wind-down in the fourth quarter of 2006. Subsequent to the wind-down, Second Street Securities will continue to maintain its broker/dealer status.

During 2006, we recognized a benefit from income taxes of $79.0 million due primarily to the release of the valuation allowance against deferred tax assets originally established in the fourth quarter of 2003 as we now believe that our deferred tax assets are more likely than not be realized.

We earned net income of $82.6 million, resulting in diluted earnings per share of $2.70 for 2006. In addition, we generated operating cash flow of approximately $46.8 million in 2006.

During 2006, we repurchased 4.7 million shares under our Board-authorized share repurchase plans, for a total cash outlay of $148.6 million and an average price of $31.68.

Looking forward, we continue to focus on improving our long-term profitability as we complete the transition to a term license model. While recent economic trends have been positive and our customers have been more willing to commit to new software purchases, improving our profitability will depend upon our introducing new products, licensing software to new and existing customers, selling services to new and existing customers and renewing license, maintenance and recurring revenue contracts at similar levels to those which we achieved during fiscal 2006. The success of our transition to a term license model will also depend on future renewal rates, which we will evaluate as our term license contracts expire. We will continue our focus on aggressively managing costs and will also continue to invest in areas we deem appropriate.

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

On an ongoing basis, we evaluate the process we use to develop estimates. We base our estimates on historical experience and on other information that we believe are reasonable for making judgments at the time the estimates are made. Actual results may differ from our estimates due to actual outcomes being different from those on which we based our assumptions.

We believe the following accounting policies contain the more significant judgments and estimates used in the preparation of our consolidated financial statements.

•       Goodwill

•       Revenue recognition and deferred revenues

•       Income taxes

•       Stock-based compensation

•       Restructuring charges and related accruals

•       Impairment of long-lived assets

•       Legal contingencies

•       Sales returns and accounts receivable allowances

Goodwill.   We review our goodwill for impairment annually during the fourth quarter of our fiscal year (as of November 1) and more frequently if an event or circumstance indicates that an impairment loss has occurred. We are required to test our goodwill for impairment at the reporting unit level. We have determined that we had three reporting units as of November 1, 2006. The test for goodwill impairment is a two-step process.

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

Determining the fair value of a reporting unit is subjective and requires judgment at many points during the test including the development of future revenue and expense forecasts used to calculate future cash flows, the selection of risk-adjusted discount rates, and determination of market comparable entities. During the fourth quarter of 2006, we completed our annual impairment test which did not indicate impairment for any of our reporting units.

Revenue recognition and deferred revenues.   Our revenue recognition policies contain our most significant judgments and estimates. Our revenue policy is further described in Note 1, “Summary of Significant Accounting Policies” to the consolidated financial statements.

We recognize revenue from software licenses, development fees, maintenance, other recurring revenues, professional services and other revenues. We offer a wide variety of products and services to a large number of financially sophisticated customers. While many of our lower-priced license transactions, maintenance contracts, subscription-based transactions and professional services projects conform to a standard structure, many of our larger transactions are complex and may require significant judgment in the application of generally accepted accounting principles.

Software license and development fees.   We recognize revenue from the licensing of software when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. We generally use a signed license agreement as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding order forms and signed contracts from the distributor’s customers. Revenue is recognized once shipment to the distributor’s customer has taken place and when all other revenue recognition criteria have been met. Delivery occurs when product is delivered to a common carrier F.O.B shipping point. Some of our arrangements include acceptance provisions, and if such acceptance provisions are provided, delivery is deemed to occur upon acceptance. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. We also assess whether the collectibility of the resulting receivable is reasonably assured based on a number of factors, including the credit worthiness of the customer determined through review of credit reports, our transaction history with the customer, other available information and pertinent country risk if the customer is located outside the United States. Our standard payment terms are due at 180 days or less, unless the transaction was part of a soft dollar arrangement through our in-house broker/dealer subsidiary, Second Street Securities, for which payment was then required within one year; however, payment terms may vary based on the country in which the agreement is executed. Software licenses are sold with maintenance and, frequently, professional services.

Licenses:   We have continued the transition from selling mostly perpetual licenses to selling a mix of perpetual and term contracts, and expect term license revenue to increase as a proportion of total license revenue in the future. We recognized approximately 49%, 25% and 11% of license revenue from term licenses and incremental AUA fees during fiscal 2006, 2005 and 2004, respectively. Revenue recognition for software licensed under perpetual- and term-based license models differs depending on which type of contract a customer signs:

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

•       Term licenses

Term license contract prices include both the software license fees and maintenance fees, and, as a result, we allocate 55% of the contract price to license revenue and 45% to maintenance and recurring revenues, based on our assessment of the relative economic value of the two elements. We used our judgment in determining the allocation of revenues for term license contracts. We believe our methodology provides the best estimate of the gross margins of our revenue streams. Our assessment of the relative economic value is based on an analysis of the revenue stream that could be expected from a perpetual license and associated maintenance renewals over a three-year term, which is the length of most of our term licenses with bundled maintenance. As a percentage of the total term arrangement fee, the maintenance component was calculated to be approximately 45% of the overall arrangement fee over a three-year period.

To date, we have offered multi-year term licenses by which a customer makes a binding commitment to license the software for a fixed multi-year term—typically three years. For multi-year term licenses, we have not established VSOE of fair value for the term license and maintenance components, and, as a result, in situations where we are also performing related professional services, we defer all revenue and directly related expenses under the arrangement until the professional services are substantially complete. At the point professional services are substantially completed, we recognize a pro-rata amount of the term license and maintenance revenue, professional services fees earned and related expenses, based on the elapsed time from the start of the term license to the substantial completion of professional services. The remaining deferred professional services revenue and related expenses are recognized ratably over the remaining contract length. Term license and maintenance revenue for the remaining contract years is recognized ratably over the remaining period of the contract. When multi-year term licenses are sold and do not include related professional services, we recognize the entire term license and maintenance revenue ratably over the period of the contract term from the effective date of the license agreement assuming all other revenue recognition criteria have been met.

Certain of our perpetual and term license contracts contain fee structures that provide additional revenues based on the assets that the client manages using our software (“Assets Under Administration” or “AUA”). Contracts containing an AUA fee structure have a defined measurement period which requires the client to self report actual AUA in arrears of the specified period. AUA fees above the stated minimum fee for the same period are considered incremental fees. Because incremental fees are not determinable until the conclusion of the measurement period, they are both earned and recognized in arrears, on a quarterly or annual basis.

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

Maintenance and other recurring revenues.   We offer annual maintenance programs that provide for technical support and updates to our software products. Maintenance fees are bundled under perpetual licenses in the initial licensing year and charged separately for renewals of annual maintenance in subsequent years. Fair value for maintenance is based upon renewal rates stated in the contracts or, in limited cases, separate sales of renewals to other customers. Generally, we recognize maintenance revenue ratably over the contract term, except in the case of multi-year term license contracts which are described in the “term licenses” section above. Revenues from term licenses represented approximately 6%, 3% and 1% of maintenance and other recurring revenue during 2006, 2005 and 2004, respectively.

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

Directly related expenses.   When we defer service revenues, we also defer the direct costs incurred in the delivery of those services to the extent those costs are recoverable through the future revenues on non-cancelable contracts. We recognize those deferred costs as costs of professional services revenues proportionally and over the same period that the deferred revenue is recognized as service revenue. When we defer license revenue, we defer the direct incremental costs incurred as a result of selling the contract (i.e. sales commissions earned by the salesforce as a part of their overall compensation) because those costs would not have been incurred but for the acquisition of that contract. We recognize those costs as sales and marketing expense proportionally and over the same period as the license revenues.

Income taxes.   We account for worldwide income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. Significant judgment is required to determine our worldwide income tax provision. In the ordinary course of business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Many of these uncertainties arise as a consequence of cost reimbursement arrangements among related entities, the process of identifying items of revenue and expense that have differing or preferential tax treatment and segregation of foreign and domestic income and expense to the appropriate taxing jurisdictions to reasonably allocate earnings. Although we believe that our judgments and estimates are reasonable, the final outcome could be different from that which is reflected in our income tax provision and accruals.

A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in the jurisdiction where the tax asset is located. We consider forecasted earnings, future taxable income and prudent and reasonable tax planning strategies in determining the need for a valuation allowance.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are generally recorded in the period when the return is filed and the tax implication is known.

We are subject to audits by state, federal and foreign tax authorities. Our estimates for potential outcome for any uncertain tax matter are judgmental. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include adjustments to our estimated tax liabilities.

Stock-based compensation.   The adoption of SFAS 123R on January 1, 2006 had a material adverse impact on our consolidated financial position and results of operations. See Note 9, “Stock-Based Compensation”, to the consolidated financial statements for additional discussion regarding our stock-based compensation including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense. The calculation of stock-based compensation requires reliance on significant assumptions, judgments and estimates.

Management judgment was required in the initial selection and implementation of policies to conform with the requirements of SFAS 123R. Management elected to adopt the standard using the modified prospective method, to utilize the Black-Scholes option pricing model to determine the fair value of expense and to recognize the stock-based compensation expense on a straight-line basis over the service period. Had management selected other implementation, valuation or recognition methodologies, the presented result could vary significantly.

We currently use the Black-Scholes option pricing model to determine the fair value of stock options, stock appreciation rights (“SAR”) and employee stock purchase plan shares. The fair value of our restricted stock units is calculated based on the fair market value of our stock on the date of grant. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee exercise behavior, the risk-free interest rate and expected dividends. We use an external service provider to assist us in making reasonable estimates.

We estimate the volatility of our common stock based on an equally weighted average of historical and implied volatility of the Company’s common stock. We determined that a blend of historical and implied volatility is more reflective of the market conditions and a better indicator of expected volatility than using purely historical volatility. We estimate the expected life of options and SAR’s granted based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. We base the risk-free interest rate on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option and SAR. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience over the last ten years.

These variables are sensitive and change on a daily basis. As a result, the financial result from issuing the same number of options or SAR’s can vary over significantly over time. The following table reflects the change in the fair value of a hypothetical option or SAR as a result of a hypothetical change in the underlying assumptions:

		Assumption	Value	Assumption	Value
Assumption	Base Case	Change	Change	Change	Change
Grant and stock price	$35.00	+$1	$0.35	-$1	$(0.35)
Risk-free interest rate	4.5%	+0.5%	$0.23	-.0.5%	$(0.23)
Volatility	45.0%	+5%	$1.12	–5%	$(1.15)
Expected life (years)	5.0	+ 1 year	$0.70	-1 year	$(0.91)
Expected dividend yield	3.0%	+1%	$(1.04)	-1%	$1.12
Base Option Value	$12.30

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

Impairment of long-lived assets.   We review our other long-lived assets including property and equipment and other intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Determining whether an impairment trigger has occurred is subjective and requires judgment. Our recoverability test compares the assets’ carrying amount to their expected future undiscounted net cash flows. We estimate future revenue and expense amounts to calculate future cash flows. We believe our forecast revenue and expense amounts are reasonable but forecast amounts are inherently uncertain and unpredictable.

Legal Contingencies.   From time to time, Advent is involved in claims and legal proceedings that arise in the ordinary course of business. We use our judgment to assess both the likelihood and potential amount of a contingency. We periodically review our assessment whenever there is a change in the facts and circumstances of these proceedings. Litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods.

Sales Returns and Accounts Receivable Allowances.   Our standard practice is to enforce our contract terms and not allow our customers to return software. We have, however, allowed customers to return software on a limited case-by-case basis and have recorded sales returns provisions as offsets to revenue in the period the sales return becomes probable. We use our judgment in estimating our sales returns. We analyze customer demand and acceptance of product and historical returns when evaluating the adequacy of the allowance for sales returns, which are not generally provided to customers. Specifically, we have an algorithm for calculating the value of reserves that takes the last 18 months of experience into account, which resulted in the above adjustments to revenue. Our ability to estimate returns is based on our long history of experience with relatively homogenous transactions and the fact that the return period is short. The estimates for returns are adjusted periodically based upon changes in historical rates of returns and other related factors. We have recorded a sales returns provision (benefit) to decrease (increase) revenue for these situations based on our historical experience of $(0.8) million, $2.2 million and $4.6 million in fiscal 2006, 2005 and 2004, respectively.

We use our judgment in estimating our allowance for doubtful accounts. In order to estimate our allowance for doubtful accounts, we analyze specific accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms. We have recorded a provision for (reduction of) bad debt of $1.0 million, $(0.4) million and $36,000 in fiscal 2006, 2005, and 2004, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation to better reflect our view of the current business. These reclassifications do not affect total net revenues, net income (loss), cash flows, or stockholders’ equity.

Results of Operations for Fiscal Years 2006, 2005 and 2004

The following table summarizes, for the periods indicated, certain items in the consolidated statements of operations as a percentage of net revenues. The financial information and the ensuing discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

	Fiscal Years
	2006	2005	2004
Net revenues:
License and development fees	21%	23%	24%
Maintenance and other recurring	69	64	63
Professional services and other	10	13	13
Total net revenues	100	100	100
Cost of revenues:
License and development fees	1	1	1
Maintenance and other recurring	18	17	19
Professional services and other	13	11	11
Amortization and impairment of developed technology	1	2	4
Total cost of revenues	32	31	35
Gross margin	68	69	65
Operating expenses:
Sales and marketing	27	24	26
Product development	19	18	22
General and administrative	18	20	18
Amortization and impairment of other intangibles	2	2	8
Restructuring charges	2	1	3
Total operating expenses	68	65	77
Income (loss) from operations	(0)	4	(12)
Interest income and other expense, net	2	3	1
Gain on sale of equity investments	—	2	—
Income (loss) before income taxes	2	9	(11)
Provision for (benefit from) income taxes	(43)	1	0
Net income (loss)	45%	8%	(11)%

NET REVENUES

	2006	2005	2004
	(in thousands, except percentages)
Total net revenues	$184,093	$168,701	$149,990
Change over prior year	$15,392	$18,711
Percent change over prior year	9%	12%

Our net revenues are made up of three components: license and development fees; maintenance and other recurring; and professional services and other. License revenues are derived from the licensing of software products. Maintenance and other recurring revenues are derived from maintenance fees charged in the initial licensing year, renewals of annual maintenance services in subsequent years and recurring revenues derived from our subscription-based or transaction-based services. Term license contract prices include both the software license fees and maintenance fees, and, as a result, we allocate 55% of the contract price to license revenue and 45% to maintenance and recurring revenues, based on our assessment of the relative economic value of the two elements. Professional services and other revenues include fees for consulting, training services, commission revenues from “soft dollaring” of third-party products and services and our client conferences.

Each of the major revenue categories has historically varied as a percentage of net revenues, and we expect this variability to continue in the near term. This variability is partially due to the timing of the introduction of new products, the relative size and timing of individual perpetual software licenses, as well as the size of the implementation, the resulting proportion of the maintenance and professional services components of these license transactions and the amount of client use of pricing and related data. We are currently transitioning the majority of our license revenue to term license agreements. Once our transition to term licensing is complete, we expect less variability between our major categories of revenues because the variation from large perpetual license deals will decrease.

Net revenues increased in 2006 and 2005 due to growing information technology spending by our customers, as well as a general increase in demand for many of our products and services. The increases reflected improving economic conditions and growth in the financial markets. The year-over-year growth in net revenues included large increases in term license, maintenance and recurring revenues, as well as increased revenue from international sales. These increases were partially offset by decreases in perpetual license revenues and professional services and other revenues attributable to our continued transition to a term license sales model. After adverse economic conditions negatively impacted revenues across the industry in 2002 and 2003, the economy stabilized in 2004 and has continued to strengthen into 2005 and 2006, resulting in shorter sales cycles, growing investment in information technology projects, and a general increase in expenditures for software related services. Going forward, we expect normal seasonal weakness to impact revenues and bookings in the first quarter of 2007, followed by modest growth as the year progresses resulting in total net revenues for fiscal 2007 of between $206 million and $211 million.

International sales, which are based on the location to which the product is shipped, also contributed to our growth in 2006 and 2005, representing 12% of our net revenues in 2006, compared to 11% in 2005 and 9% in 2004. We expect revenue growth in EMEA in 2007 to be consistent with our overall revenue growth. The revenues from customers in any single international country did not exceed 10% of total revenues.

License and Development Fees

	2006	2005	2004
	(in thousands, except percentages)
License and development fees	$38,205	$39,166	$35,665
Percent of net revenues	21%	23%	24%
Change over prior year	$(961)	$3,501
Percent change over prior year	(2)%	10%

The increase in license and development fee revenues in 2006 and 2005 as compared to 2004 primarily reflected the improving economic and industry conditions resulting in increased capital spending by our customers as well as increased acceptance of our APX and Geneva products. However, the decrease in 2006 as compared to 2005 is a direct result of the transition to selling our core products under a term model where license revenue is amortized over the term of the contract, as opposed to being recognized up front with perpetual contracts. Perpetual license revenue decreased $11.8 million to $18.9 million during fiscal 2006 compared to $30.6 million in 2005, and decreased $2.9 million in 2005 compared with $33.5 million in 2004. Revenue recognized from term license contracts and incremental AUA fees increased $9.3 million to $18.8 million, or 49% of license revenue, during fiscal 2006, as compared to $9.6 million, or 25%

of license revenue, during fiscal 2005, and $3.9 million or 11% of license revenue in 2004. Term contract sales have the effect of lowering recognized license revenues in the short term, but we believe increase the total potential long-term value of the customer relationship. We continue to sign more contracts on a term basis as term license bookings increased from $6.3 million in fiscal year 2004, to $22.7 million and $48.8 million in fiscal 2005 and 2006, respectively.

Improving financial markets in these periods resulted in a more favorable business climate as our customers were more willing to commit to new software purchases as well as existing customer upgrades. For each of the periods presented, the Axys, APX, Moxy, Partner, Qube, Geneva and GIFTS products accounted for the majority of license revenue, both term and perpetual. License and development fee revenues in 2006 also reflected an increase in Geneva-related assets under administration (“AUA”) revenues and, as previously mentioned, increasing term license revenues as our transition to a term model continued. Our AUA revenues from incremental AUA fees increased by $1.6 million during 2006 as a result of the growth in assets under administration of certain fund administration clients, whose Geneva contracts provide for incremental fees based on assets under administration, resulting in significant recurring quarterly and annual revenue.

We typically license our products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the number of site installations, the number of authorized users, the size of the customer and the customer’s line of business. Our pricing can vary in different market segments to maintain our competitive position. We earn development fees when we provide product solutions that are not part of our standard product offering but that will be incorporated into our future releases. For fiscal years 2006, 2005 and 2004, revenue from development fees was 1.0%, 1.8% and 3.4% of total license and development fees revenue.

Soft dollar revenues generated by Second Street Securities from Advent-related licenses paid for through soft dollar transactions in fiscal 2006, 2005 and 2004 were $0.8 million, $0.7 million and $0.9 million, respectively, and represented 2.0%, 1.8% and 2.6% of total license and development fee revenues. Due to the winding down of our soft dollar component during fiscal 2006, we do not expect to recognize soft dollar revenues through Second Street Securities in fiscal 2007.

We expect license and development fees revenues to be up significantly in amount and as a percentage of total net revenues in 2007 as we have reached the turning point in our transition to a term model and expect to grow license revenues compared to 2006 due principally to continued bookings of both term and some perpetual licenses and recognition of term license revenue deferred in prior years. As we sell more products on a term license model, we defer a greater portion of license revenue over the term of the contract, instead of recognizing the license revenue up front. The net effect, assuming most customers renew their contracts upon expiration of the initial term, is to build a long-term license and maintenance stream and also enhance predictability of license revenues.

Maintenance and Other Recurring Revenues

	2006	2005	2004
	(in thousands, except percentages)
Maintenance revenues	$88,766	$73,269	$65,338
Other recurring revenues	38,231	34,051	29,760
Total maintenance and other recurring revenues	$126,997	$107,320	$95,098
Change over prior year	$19,677	$12,222
Percent change over prior year	18%	13%

The increases in maintenance and other recurring revenues in 2006 and 2005 reflected an increase in new maintenance support contracts as a result of the increase in the number of new license contracts, price increases and service level upgrades to our installed customer base, an increase in demand for our data services and an increase in our recurring revenue sharing. We disclose our maintenance renewal rate one quarter in arrears. The maintenance renewal rate for the third quarter of 2006 of 92% which is the highest it has been for the last three years.

Maintenance revenues increased by $15.5 million and $7.9 million in 2006 and 2005, respectively, reflecting an increase in new maintenance support contracts as a result of the increase in the number of new license deals (both perpetual and term) and price increases to our installed customer base. Perpetual maintenance revenue increased $10.6 million or 15% over the prior year reflecting the annual increase in maintenance pricing and up-selling to higher value maintenance plans. Term maintenance increased $4.9 million or 168% over fiscal 2005 reflecting the continued success of the term model for Geneva, APX, Partner and Moxy products. Recurring revenues increased by $4.2 million and $4.3 million in 2006 and 2005, respectively, primarily reflecting increased revenue from our Advent Custodial Data services.

Maintenance revenue has remained relatively flat as a proportion of total maintenance and recurring revenues at approximately 68% to 70% for fiscal 2006, 2005 and 2004, and we expect this percentage to be consistent in 2007. We expect that maintenance and recurring revenues will continue to increase in 2007, but at a slower rate than in 2006 which experienced 18% growth, due to the volume of new contracts, a historically high contract renewal rate, and expected price increases in 2007, partially offset by normal attrition within our existing customer base.

Professional Services and Other Revenues

	2006	2005	2004
	(in thousands, except percentages)
Professional services and other revenues	$18,891	$22,215	$19,227
Percent of net revenues	10%	13%	13%
Change over prior year	$(3,324)	$2,988
Percent change over prior year	(15)%	16%

Professional services and other revenues include consulting, project management, custom integration, custom work, training and soft dollar transactions for products and services not related to Advent product or services. Professional services projects related to Axys, Moxy and Partner products generally can be completed in a two-to six-month time period, while services related to Geneva and APX products may require a four- to nine-month implementation period.

The decrease in professional services and other revenues of $3.3 million in 2006 was primarily attributable to the net deferral of professional services revenue for services performed on term license implementations. When services are performed with term license implementations, service revenue is deferred until the implementation is complete. Then service revenues are recognized over the remaining license term. We have experienced an increase in implementation services after the launch of our APX product and the sales success of our Geneva product, which are sold under a term license model. There were more term license implementation projects in progress as of December 31, 2006 compared with the prior year, and as a result there was a significant increase in the deferral of professional services revenue. We deferred net professional services revenues of approximately $5.7 million in 2006 as compared to $1.0 million in 2005. In addition, revenues earned from third-party products paid for through soft dollar transactions decreased due to fewer transactions as we completed the wind down of the soft dollar component of Second Street Securities in the fourth quarter of 2006.

The increase in professional services and other revenues of $3.0 million in 2005 was primarily due to a general increase in the volume of consulting and training services demanded as a result of higher license sales.

We expect that professional services and other revenues will increase in 2007 as we expect to add more billable headcount to support project implementation growth, and we expect to recognize revenue from 2006 term deals upon completion of implementation during 2007.

Revenues by Segment

	2006	2005	2004
	(in thousands)
Advent Investment Management	$162,609	$145,897	$130,358
MicroEdge	21,182	20,026	16,967
Other	302	2,778	2,665
Total	$184,093	$168,701	$149,990

We have two reportable segments: Advent Investment Management (“AIM”) and MicroEdge. AIM derives revenues from the development, marketing and sale of software products, data interfaces and related maintenance and services that automate, integrate and support certain mission-critical functions of investment management organizations. MicroEdge derives revenues from the sale of software and services for grant management, gifts matching and volunteer tracking for the grant-making community. See Note 12, “Segment and Geographical Information”, to our consolidated financial statements.

The 11% and 12% increases in AIM’s revenues in fiscal 2006 and 2005, respectively, reflected the improved economic conditions and growth in the financial markets, as well as the continued focus on selling our Axys, APX, Moxy, Partner and Geneva products. AIM’s revenue increases in 2006 and 2005 also reflected an increase in new maintenance support contracts as a result of new license deals, up-selling existing customers to higher value maintenance plans and price increases for maintenance contracts from our installed customer base, partially offset by attrition from within our existing installed customer base. We also had growth in international sales in both periods, partly attributable to our acquisitions of distributor businesses in the UK and Switzerland in May 2004. Our assets under administration revenues increased by $1.6 million and $2.7 million in 2006 and 2005, respectively, as a result of the growth in assets under administration for our fund administration clients, where certain Geneva contracts provide for fees based on assets under administration, resulting in significant recurring revenue.

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

The 6% increase in MicroEdge revenues in fiscal 2006 primarily reflected an increase in maintenance revenues due to price increases and continued strong customer retention. The 18% increase in MicroEdge revenues in fiscal 2005 reflected the improved economic conditions and growth in the financial markets which resulted in increased charitable contributions. The increase in charitable contributions received by the foundations sector in these periods enabled foundations to increase their information technology expenditures which resulted in the increase in MicroEdge revenues.

The revenue decrease in our Other segment in fiscal 2006 primarily resulted from the winding down of the soft dollar component of our broker/dealer subsidiary.

COST OF REVENUES

	2006	2005	2004
	(in thousands, except percentages)
Total cost of revenues	$58,802	$51,797	$52,955
Percent of net revenues	32%	31%	35%
Change over prior year	$7,005	$(1,158)
Percent change over prior year	14%	(2)%

Our cost of revenues is made up of four components: cost of license and development fees; cost of maintenance and other recurring; cost of professional services and other; amortization and impairment of developed technology; and stock-based compensation expense for fiscal 2006.

Cost of License and Development Fees

	2006	2005	2004
	(in thousands, except percentages)
Cost of license and development fees	$1,539	$1,400	$2,138
Percent of total license revenues	4%	4%	6%
Change over prior year	$139	$(738)
Percent change over prior year	10%	(35)%

Cost of license and development fees consists primarily of royalties and other fees paid to third parties, the fixed direct labor involved in producing and distributing our software, labor costs associated with generating development fees and cost of product media including duplication, manuals and packaging materials. The increase in costs during 2006 was primarily due to increase in payroll-related expenses and higher utilization of outside contractors. Payroll-related expenses increased by $94,000 due to an additional employee in the department during fiscal 2006 as compared to fiscal 2005. Higher utilization of outside services also contributed to $57,000 of the increase during 2006. The decrease in 2005 reflected decreased outside service costs, and shipping and related product demo costs.

In absolute dollars, we expect cost of license and development fees in 2007 to be slightly higher compared with 2006.

Cost of Maintenance and Other Recurring

	2006	2005	2004
	(in thousands, except percentages)
Cost of maintenance and other recurring	$32,246	$29,499	$27,820
Percent of total maintenance and other recurring revenue	25%	27%	29%
Change over prior year	$2,747	$1,679
Percent change over prior year	9%	6%

Cost of maintenance and other recurring revenues is primarily comprised of the direct costs of providing technical support and other services for recurring revenues and royalties paid to third party vendors for subscription or transaction based revenues. The increase of $2.7 million in 2006 was due primarily to an increase in compensation and related costs of $2.6 million, respectively, resulting from an increase in stock-based compensation costs and headcount. Specifically, stock-based compensation costs of $972,000 were recognized during fiscal 2006 primarily as a result of implementing SFAS 123R effective

January 1, 2006 and issuing restricted stock units (“RSU”) compared with zero in 2005. Payroll related expenses increased by $1.6 million as a result of an increase in headcount from 186 at December 31, 2005 to 206 at December 31, 2006. Consistent with the increase in headcount, travel expenses and recruiting costs increased by $551,000 during 2006. This increase was offset by a decrease in royalty expense of $0.4 million for 2006. The increase in 2005 was primarily due to increased compensation expense of $1.2 million associated with higher headcount during 2005 and royalty expense of $0.5 million.

We expect cost of maintenance and other recurring revenues in 2007 to increase significantly compared with 2006 to support higher maintenance and other recurring revenue growth.

Cost of Professional Services and Other

	2006	2005	2004
	(in thousands, except percentages)
Cost of professional services and other	$23,817	$18,323	$16,526
Percent of total professional services revenues	126%	82%	86%
Change over prior year	$5,494	$1,797
Percent change over prior year	30%	11%

Cost of professional services and other revenue consists primarily of personnel related costs associated with the client services and support organization in providing consulting, custom report writing and conversions of data from clients’ previous systems. Also included are direct costs associated with third-party consultants and travel expenses.

The increase in 2006 primarily reflects the higher costs from payroll and related expenses, higher utilization of outside services, recruiting expenses, and travel costs. Payroll related expenses increased by $2.8 million during 2006 as a result of an increase in headcount and stock-based compensation. As a result of the increases in our license transactions and customer base in 2006, we have increased headcount in our client services and consulting groups to 125 at December 31, 2006 from 96 at December 31, 2005. Consistent with the increase in headcount, recruiting costs increased by $396,000 during fiscal 2006. Stock-based compensation costs of $788,000 were recognized during 2006, compared with zero in 2005. Higher utilization of outside services, including third parties to assist in our professional service projects, also contributed to $420,000 of the increase during 2006. In addition, travel expenses increased by $1.1 million due to travel associated with more professional service projects.

These cost increases were partially offset by larger net deferrals of professional services costs under SOP 97-2 related to services performed on term license implementations. We have experienced an increase in implementation services with the launch of our APX product and sales of our Geneva product, which are principally sold under the term license model. As there were more term license implementation projects in progress as of December 31, 2006 compared to the prior year, we have experienced an increase in the deferral of professional service costs. We deferred net professional services costs of $2.3 million during 2006 compared to $0.4 million in 2005.

Gross margins for 2006 were negatively impacted by our deferral of professional services revenues and costs under SOP 97-2, as we defer only the direct costs associated with services performed on term license arrangements. As a result, indirect costs such as management and other overhead expenses are recognized in the period in which they are incurred, with no revenue to offset them. In addition, we have added headcount in both our client services and consulting groups. Since these new employees undergo a training period typically of six months before becoming fully billable, their associated costs have a near-term negative impact on margins. Gross margin for 2006 was also negatively impacted by $0.6 million of write-offs and reserves incurred in the first quarter of 2006 associated with third party products paid through soft dollar transactions. Excluding the effects of our deferrals and the headcount increases, we forecast a 5-10%

gross margin on our professional services. However, we presently expect our deferrals and headcount increases to negatively affect our professional services gross margins for at least the next twelve months.

The increase in 2005 was primarily due to higher compensation expense of $1.2 million as a result of our incurring a full year of payroll expense from additional headcount related to our acquisitions of distributor businesses in the United Kingdom and Switzerland in May 2004, and additional costs of $0.5 million from our annual user conference.

We anticipate cost of professional services and other revenues in 2007 to increase significantly (but at a slower rate than revenue) over 2006 as we expect to add headcount to support an increased number of implementations, the majority of which will be sold on a term basis.

Amortization and Impairment of Developed Technology

	2006	2005	2004
	(in thousands, except percentages)
Amortization and impairment of developed technology	$1,200	$2,575	$6,471
Percent of net revenues	1%	2%	4%
Change over prior year	$(1,375)	$(3,896)
Percent change over prior year	(53)%	(60)%

Amortization and impairment of developed technology represents amortization and impairment of acquisition-related intangible assets, and amortization of capitalized software development costs. During 2004, we recorded non-cash impairment charges totaling $1.3 million. This amount included $1.0 million to write-off Techfi core and existing technology resulting from our decision to sunset certain products within our Techfi product line and $0.3 million to write-off Advent Wealth Services (“AWS”) acquired technology resulting from significant underperformance by AWS relative to historical and projected future operating results as well as our decision to re-focus our strategic direction on our core businesses. The decrease in amortization of developed technology in fiscal 2005 and 2006 also reflected technology related intangible assets from prior acquisitions becoming fully amortized during fiscal 2005 and 2006.

We expect amortization of developed technology to be approximately flat in 2007.

OPERATING EXPENSES

Sales and Marketing

	2006	2005	2004
	(in thousands, except percentages)
Sales and marketing	$50,177	$40,269	$38,893
Percent of net revenues	27%	24%	26%
Change over prior year	$9,908	$1,376
Percent change over prior year	25%	4%

Sales and marketing expenses consist primarily of salary, stock-based compensation and benefits of personnel involved in our sales and marketing function, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars. The increase in expense for 2006 was primarily due to stock-based compensation expense of $4.8 million (or 2.6% of total net revenues). We incurred approximately $0.6 million of bad debt expense during 2006 associated with the winding down of our soft dollar component. Travel expense and marketing expense increased by $963,000 and $866,000, respectively, during 2006. Payroll related expenses increased by $1.0 million during 2006 due to higher bonus and incentive awards resulting from strong bookings performance, a headcount increase from 149 at

December 31, 2005 to 162 at December 31, 2006, and the allocation of IT personnel costs as certain IT employees were working on projects specifically relating to the sales and marketing function.

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

We expect sales and marketing expenses in 2007 to increase in dollar amount and remain relatively flat as a percentage of total net revenues compared with 2006 as we increase marketing activities in support of product launches and add to our salesforce.

Product Development

	2006	2005	2004
	(in thousands, except percentages)
Product development	$34,859	$30,446	$32,260
Percent of net revenues	19%	18%	22%
Change over prior year	$4,413	$(1,814)
Percent change over prior year	14%	(6)%

Product development expenses consist primarily of salary, stock-based compensation and benefits for our development staff as well as contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services.

The increase in product development expense in 2006 was primarily due to stock-based compensation expense of $3.1 million (or 1.6% of total net revenues). In addition, payroll and other related costs increased by $1.7 million during 2006 as a result of an increase in headcount. We capitalized $1.5 million of software development costs in both fiscal 2006 and 2005.

The decrease in 2005 was due primarily to the capitalization of software development costs of $1.5 million during 2005. In fiscal 2005, we had several major products, including APX, in their final beta phase. The remaining decrease in product development expense in 2005 was due to lower compensation expense as a result of lower headcount from restructuring activities in 2003 and 2004.

We expect product development expenses to increase in dollar amount in 2007 as we make investments in headcount to support new product development.

General and Administrative

	2006	2005	2004
	(in thousands, except percentages)
General and administrative	$32,936	$33,773	$26,576
Percent of net revenues	18%	20%	18%
Change over prior year	$(837)	$7,197
Percent change over prior year	(2)%	27%

General and administrative expenses consist primarily of salary, stock-based compensation and benefits for finance, administration, operations and general management, as well as legal and accounting expenses. During 2006, we allocated payroll and related costs for certain IT personnel to sales and marketing expense and cost of professional services as these IT employees were working on projects specifically relating to these functions. The overall fluctuations were also attributable to a decrease in legal fees of $2.8 million in 2006 as compared to fiscal 2005 which included costs for various legal disputes. A decrease in depreciation expense of $0.8 million for 2006 also contributed to the overall decrease in general and administrative expense which primarily resulted from assets being fully depreciated in 2005. Outside service costs decreased by $902,000 in 2006 as fewer external consultants were used during the current year. These decreases were offset by an increase in stock-based compensation expense of $4.0 million (or 2.2% of total net revenues) during 2006, and an increase in rent expense of approximately $1.1 million. We entered into a definitive lease agreement in January 2006 for our new headquarters facility located at 600 Townsend Street in San Francisco, California and since then we incurred rent expense at both 600 Townsend and our prior headquarters facility located at 301 Brannan Street for the majority of fiscal 2006 which resulted in higher rent expense for 2006.

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

We expect general and administrative expenses to be approximately flat in dollar amount but to decrease as a percentage of total net revenues in 2007 compared with 2006.

Amortization and Impairment of Other Intangibles

	2006	2005	2004
	(in thousands, except percentages)
Amortization and impairment of other intangibles	$3,866	$4,041	$12,237
Percent of net revenues	2%	2%	8%
Change over prior year	$(175)	$(8,196)
Percent change over prior year	(4)%	(67)%

Amortization and impairment of other intangibles represents amortization and impairment of our non-technology related intangible assets. During 2004, we recorded non-cash impairment charges totaling $4.1 million. This amount included $2.4 million to write-off the carrying value of Techfi non-compete agreements and maintenance contracts resulting from our decision to sunset certain products within our Techfi product line, and $0.4 million and $1.4 million to write-off the carrying value of AWS and Advent Hellas’ customer relationships and trademarks, respectively, as a result of significant underperformance by AWS and Advent Hellas relative to historical and projected future operating results, as well as our decision to re-focus our strategic direction on our core businesses. The decrease in amortization and impairment of other intangibles in 2006 and 2005 also was a result of intangible assets from prior acquisitions becoming fully amortized during fiscal 2005 and 2006.

We expect amortization of other intangibles to be approximately $1.9 million in 2007.

Restructuring Charges

	2006	2005	2004
	(in thousands, except percentages)
Restructuring charges	$3,735	$2,039	$5,133
Percent of net revenues	2%	1%	3%
Change over prior year	$1,696	$(3,094)
Percent change over prior year	83%	(60)%

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

For fiscal 2006, we recorded total restructuring charges of $3.7 million which primarily related to facility and exit costs associated with the relocation of our corporate headquarters facility in San Francisco during the fourth quarter of 2006. Restructuring charges in 2006 also included costs associated with exiting a portion of our facility in New Rochelle, New York, and our entire facility in Summit, New Jersey, and adjustments to original estimates for facilities in San Francisco, California and New York, New York.

For fiscal 2005, we recorded total restructuring charges of $2.0 million consisting of facility and exit costs of $1.5 million related to the sub-leasing of one floor of the Company’s office in New York, New York and additional charges of $567,000 during 2005 primarily to adjust original estimates of facility maintenance expenses and real estate taxes of vacated facilities.

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

The following table sets forth an analysis of the components of the restructuring charges and the payments and non-cash charges made against the accrual during fiscal 2004, 2005 and 2006 (in thousands):

			Property &
	Facility Exit	Severance and	Equipment
	Costs	Benefits	Abandoned	Total
Balance of restructuring accrual at December 31, 2003	$2,181	$164	$—	$2,345
Restructuring charges	5,027	136	863	6,026
Reversal of deferred rent related to facilities exited	272	—	—	272
Cash payments	(2,529)	(189)	—	(2,718)
Non-cash charges	—	—	(863)	(863)
Adjustment of prior restructuring costs	(794)	(99)	—	(893)
Balance of restructuring accrual at December 31, 2004	$4,157	$12	$—	$4,169
Restructuring charges	1,472	—	—	1,472
Reversal of deferred rent related to facilities exited	703	—	—	703
Cash payments	(2,351)	—	—	(2,351)
Adjustment of prior restructuring costs	572	(5)	—	567
Balance of restructuring accrual at December 31, 2005	$4,553	$7	$—	$4,560
Restructuring charges	3,549	—	—	3,549
Reversal of deferred rent related to facilities exited	666	—	—	666
Cash payments	(2,370)	—	—	(2,370)
Adjustment of prior restructuring costs	189	(3)	—	186
Balance of restructuring accrual at December 31, 2006	$6,587	$4	$—	$6,591

Of the remaining restructuring accrual of $6.6 million at December 31, 2006, $2.7 million and $3.9 million are included in accrued liabilities and other long-term liabilities, respectively. The accrued excess facility costs of $6.6 million are stated at estimated fair value, net of estimated sub-lease income of $7.8 million. We expect to pay the remaining obligations in connection with vacated facilities over the remaining lease terms, which will expire on various dates through 2012. We do not anticipate incurring significant restructuring charges in 2007.

Operating Income (Loss) by Segment

	2006	2005	2004
	(in thousands)
Advent Investment Management	$14,921	$9,599	$(74)
MicroEdge	5,361	2,979	675
Other	(1,902)	374	43
Unallocated corporate operating costs and expenses:
Stock-based compensation	(13,596)	—	—
Amortization and impairment of developed technology	(1,200)	(2,575)	(6,471)
Amortization and impairment of other intangibles	(3,866)	(4,041)	(12,237)
Total	$(282)	$6,336	$(18,064)

Our AIM segment improved its operating income to $14.9 million in 2006 from $9.6 million in 2005. This improvement reflects an increase in AIM revenues of $16.7 million offset by an increase in payroll and related costs due to the increase in headcount from 651 employees at December 31, 2005 to 735 employees at December 31, 2006. Our AIM segment improved its operating income to $9.6 million in 2005 from an operating loss of $74,000 in 2004. This improvement reflects an increase in AIM revenues of

$15.5 million offset by higher general and administrative costs including higher legal and professional fees relating to various inquiries and disputes including our ongoing litigation with the former shareholders of Kinexus, costs to settle the claim of former members and employees of Advent Outsource Data Management, and accounting costs associated with our year-end audit and compliance with the Sarbanes-Oxley Act of 2002.

MicroEdge’s operating income increased by $2.4 million in 2006 due to decreased marketing costs and outside services cost associated with lower utilization of outside contractors. MicroEdge’s operating income increased by $2.3 million in 2005 as a result of revenue growth of $3.1 million partially offset by increased recruiting costs and higher outside services cost associated with increased utilization of outside contractors.

Operating losses for our Other segment increased by $2.3 million in 2006 due to a decrease in revenue and higher costs associated with the winding down of our soft dollar component in 2006.

See Note 12, “Segment and Geographical Information”, to the consolidated financial statements for additional information regarding our segments.

Interest Income and Other Expense, net

	2006	2005	2004
	(in thousands, except percentages)
Interest income and other expense, net	$3,853	$4,596	$1,905
Percent of net revenues	2%	3%	1%
Change over prior year	$(743)	$2,691
Percent change over prior year	(16)%	141%

Interest income and other, net consists of interest income, realized gains and losses on investments and foreign currency gains and losses. The decrease in interest income for 2006 was a result of our lower aggregate cash and short-term investment balance, as we liquidated part of our investment portfolio to fund our stock repurchase activity in fiscal 2006. The increase in 2005 was primarily attributable to an increase in interest income of $1.8 million as a result of higher average interest rates and interest bearing cash balances. Interest income and other expense, net for fiscal 2004 also reflects our pro rata share of loss on our equity method investment of $257,000.

We expect interest income and other expense, net to be in the range of $3.0 million to $4.0 million for fiscal 2007, excluding the impact from stock repurchases which we may undertake.

Gain on Sale of Equity Investments

	2006	2005	2004
	(in thousands, except percentages)
Gain on sale of equity investments	$—	$3,608	$—
Percent of net revenues	0%	2%	0%
Change over prior year	$(3,608)	$3,608
Percent change over prior year	(100)%	0%

Gain on sale of equity investments includes realized gains on sale of our investments in privately held companies. The increase in 2005 reflects a gain on sale of a private equity investment of $3.6 million during 2005.

We do not anticipate any gain or loss on sale of investments in 2007; however, we will continue to evaluate our investments for impairment in accordance with our internal policies and generally accepted accounting principles.

Provision for (benefit from) Income Taxes

	2006	2005	2004
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(79,031)	$405	$20
Percent of net revenues	(43)%	1%	0%
Change over prior year	$(79,436)	$385
Percent change over prior year	(19,614)%	1,925%

During 2003, we established a full valuation allowance against our deferred tax assets in the United States because we determined it was more likely than not that these deferred tax assets would not be realized against taxable income in the foreseeable future based on our history of operating losses. As a result, the provision for income taxes was primarily based on our current income taxes owed in 2005 and 2004 and was $405,000 and 20,000, respectively. During 2006, we determined that it was more likely than not that $83.6 million of our deferred tax assets, including $1.1 million related to goodwill, that had previously been offset with a valuation allowance would be realized in the foreseeable future. We evaluated the positive and negative evidence and determined that the eventual realization of these assets became more likely than not in the fourth quarter of 2006. This assessment was primarily based on our consistently positive financial results over the previous eight quarters and a positive income outlook that is supported by recurring revenue streams, many of which are generated by customer agreements already under contract. We continue to maintain a valuation allowance against deferred tax assets relating to capital losses and investment reserves of $9.3 million and assorted state net operating losses of $2.3 million because we have determined that the likelihood of their realization is not currently more likely than not. The $83.6 million reduction to our valuation allowance related to the income statement partially offset by net income tax expense accruals of $3.5 million, resulted in a net benefit from income taxes of $79.0 million in 2006. We expect our effective tax rate for fiscal 2007 to be in the range of 40% to 45% of profit before taxes. Despite this increase in our effective tax rate, our cash payments for income taxes will continue to be nominal over the next few years as we have significant net operating losses, capital losses and tax credit carryforwards to utilize against current income taxes.

Liquidity and Capital Resources

Our aggregate cash, cash equivalents and marketable securities at December 31, 2006 were $55.1 million, compared with $163.4 million at December 31, 2005. Cash equivalents are comprised of highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase.

The table below, for the periods indicated, provides selected consolidated cash flow information (in thousands):

	Fiscal Years
	2006	2005	2004
Net cash provided by operating activities	$46,776	$36,703	$24,985
Net cash provided by (used in) investing activities	$46,021	$45,194	$(34,105)
Net cash used in financing activities	$(133,712)	$(32,012)	$(4,619)

Cash flows from Operating Activities

Our cash flows from operating activities represent the most significant source of funding for our operations. The major uses of our operating cash include funding payroll (salaries, commissions, bonuses and benefits), general operating expenses (marketing, travel, computer and telecommunications, legal and professional expenses, and office rent) and cost of revenues.

Operating activities provided $46.8 million, $36.7 million, and $25.0 million in 2006, 2005 and 2004, respectively. Our cash provided by operating activities generally follows the trend in our net revenues and operating results. Cash provided by operating activities of $46.8 million during fiscal 2006 primarily consisted of our income before tax of $3.6 million and adjustments to reconcile net income to cash flow from operating activities driven by non-cash charges including stock-based compensation of $13.6 million, and depreciation and amortization of $12.8 million. Cash flows resulting from changes in assets and liabilities included increases in deferred revenue of $20.2 million, accrued liabilities of $8.8 million and income taxes payable of $2.2 million. The increase in deferred revenue primarily reflected our continued transition to a term license model. Under the term model, we generally bill and collect for a term arrangement in equal installments in advance of each annual period. These amounts are deferred at billing and recognized over the annual term period. This has the effect of increasing deferred revenue when compared with a perpetual license model where no license revenue is deferred. See further discussion of the effects of our transition to a term model in the “Overview” section. The increase in accrued liabilities primarily reflected increases in accrued bonuses and restructuring expenses relating to the relocation of our corporate headquarters. Other adjustments to cash flows resulting from changes in assets and liabilities included an increase in deferred taxes of $83.4 million primarily due to the release of a valuation allowance in the fourth quarter of 2006.

Cash provided by operating activities of $36.7 million during fiscal 2005 primarily consisted of our net income of $14.1 million and non-cash charges including depreciation and amortization of $15.3 million. Cash flows resulting from changes in assets and liabilities included increases in accrued liabilities of $4.6 million and deferred revenues of $6.7 million. The increase in accrued liabilities primarily reflected increases in accrued bonuses and accrued legal fees. The increase in deferred revenues reflected new maintenance contracts, existing maintenance contracts renewed at higher prices, and more contracts signed on a term model. These sources of cash were offset by net non-operating gains on investments of $3.3 million primarily resulting from a gain on sale of a private equity investment of $3.6 million and decreases in deferred income taxes of $1.1 million and income taxes payable of $1.2 million. The decrease in deferred income taxes reflected the amortization of foreign deferred tax liabilities. The decrease in income taxes payable reflected the payment of a tax settlement. Other major uses of our operating cash including funding payroll (salaries, bonuses and benefits) and general operating expenses (marketing, travel, computer and telecommunications, legal and professional expenses, and office rent).

Our net loss during fiscal 2004 was more than offset by non-cash charges. Cash flows resulting from changes in assets and liabilities during fiscal 2004 included decreases in accounts receivable, prepaid and other assets, income taxes receivable and increases in accrued liabilities and deferred revenues.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, the amount of revenue deferred resulting from our shift to a term license model, collection of accounts receivable, and timing of payments.

We expect operating cash flow to be between $54 million to $57 million for fiscal 2007.

Cash Flows from Investing Activities

Net cash provided by investing activities in 2006 of $46.0 million consisted primarily of net sales and maturities of marketable securities of $67.9 million. We liquidated investments to provide the cash required to repurchase our common stock. These cash proceeds were offset by capital expenditures of $19.2 million primarily relating to the completion of our new corporate headquarters facility build-out, an increase in restricted cash of $1.3 million to secure a bank line of credit associated with the lease of our new headquarters facility, and capitalized software development costs of $1.4 million.

Net cash provided by investing activities in 2005 of $45.2 million consisted of net sales and maturities of marketable securities of $50.4 million and proceeds from the sale of a private equity investment of $3.8 million, offset by capital expenditures of $6.4 million, capitalized software development costs of $1.5 million and acquisition related costs of $1.0 million.

Net cash used in investing activities in 2004 of $34.1 million consisted of net purchases of marketable securities of $20.8 million, cash used in acquisitions of $9.6 million and capital expenditures of $3.7 million. Cash used in acquisitions reflected the acquisition of the remaining distributor businesses of Advent Europe in the United Kingdom and Switzerland in May 2004, and earn-out payments made to the shareholders of Advent Outsource. During 2004, we added significant customers in the EMEA region and view this as an increasingly important market for us in the future. See Note 3, “Acquisitions”, to the consolidated financial statements for additional information regarding acquisitions.

We expect a decrease in our capital expenditures in 2007, as we incurred significant capital expenditures in 2006 related to the build-out of our new corporate headquarters facility.

Cash Flows from Financing Activities

Net cash used in financing activities in 2006 of $133.7 million reflected the repurchase of 4.7 million shares of our common stock for $148.6 million, partially offset by proceeds received from the issuance of common stock of $14.5 million.

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

Common Stock Repurchases

Advent’s Board has approved common stock repurchase programs authorizing management to repurchase shares of the Company’s common stock to enhance shareholder value. The timing and actual number of shares subject to repurchase are at the discretion of Advent’s management and are contingent on a number of factors and limitations, including the price of Advent’s stock, corporate and regulatory requirements, alternative investment opportunities and other market conditions. The stock repurchase programs specify a maximum number of shares subject to repurchase, do not have an expiration date and may be limited or terminated at any time without prior notice. Repurchased shares would be returned to the status of authorized and un-issued shares of common stock. The purchases are funded from available working capital.

The purchase price for the shares of our common stock repurchased was reflected as a reduction to stockholders’ equity. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” we are required to allocate the purchase price of the repurchased shares as (i) an increase to accumulated deficit and (ii) a reduction of common stock and additional paid-in capital. Issuance of common stock and the tax benefit related to employee stock option plans are recorded as an increase to common stock and additional paid-in capital. As a result of future repurchases, we may continue to report an accumulated deficit included in stockholders’ equity in our consolidated balance sheets.

The following is a summary of the repurchase programs authorized by the Board during fiscal 2004, 2005 and 2006 (in thousands):

Number
of Shares
Date of Authorization	Authorized
May 2004	1,200
September 2004	800
February 2005	1,800
May 2005	1,000
April 2006	2,300
July 2006	1,500
Total	8,600

The following is a summary of the Company’s repurchase activity during fiscal 2004, 2005 and 2006 (in thousands, except per share data:

	Total		Average
	Number		Price
	of Shares		Paid Per
Fiscal Year	Repurchased	Cost	Share
2004	744	$11,899	$15.99
2005	2,835	$52,584	$18.55
2006	4,691	$148,602	$31.68
Total	8,270	$213,085	$25.77

As of December 31, 2006, approximately 330,000 shares were available to be repurchased under the most recent Board authorized share repurchase plan approved in July 2006. On February 9, 2007, our Board authorized the repurchase of up to an additional 2.25 million shares of outstanding common stock.

Our liquidity and capital resources in any period could be affected by the exercise of outstanding stock options and issuance of common stock under our employee stock purchase plan. The resulting increase in the number of outstanding shares from this and from the issuance of common stock from our other outstanding equity awards (RSU’s and SAR’s) could also affect our per share results of operations. However, we cannot predict the timing or amount of proceeds from the exercise of these securities, or whether they will be exercised at all. Furthermore, cash reserves may be used to continue our common stock repurchase activity.

At December 31, 2006, we had negative working capital of $0.3 million, down from working capital of $115.8 million at December 31, 2005, primarily as a result of our common stock repurchases totaling $148.6 million during 2006, and to a lesser extent deferred revenue growth.

We currently have no significant capital commitments other than commitments under our operating leases, which increased from $21.9 million at December 31, 2005 to $49.0 million at December 31, 2006, primarily as a result of our entry into lease agreements in January and October 2006 for our facilities located at 600 Townsend Street in San Francisco, California and 619 West 54th Street in New York, New York, respectively.

The following table summarizes our contractual cash obligations as of December 31, 2006 (in thousands):

	Fiscal Years
	2007	2008	2009	2010	2011	Thereafter	Total
Operating lease obligations, net of sub-lease income	$5,879	$7,090	$5,322	$4,778	$4,272	$21,615	$48,956

At December 31, 2006 and 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

In February 2007, we and certain of our domestic subsidiaries entered into a senior secured credit facility agreement (the “Facility”) with Wells Fargo Foothill, Inc. (the “Lender”). Under the Facility, the Lender will provide the Company with a revolving line of credit up to an aggregate amount of $75 million, subject to a borrowing base formula, to provide backup liquidity for general corporate purposes, including stock repurchases, or investment opportunities for a period of three years.

We expect that for the foreseeable future, our operating expenses and common stock repurchases will continue to constitute a significant use of cash flow. In addition, we may use cash to fund acquisitions or invest in other businesses, when opportunities arise. Based upon our past performance and current expectations, we believe that our cash and cash equivalents, marketable securities, cash generated from operations and availability under our Facility will be sufficient to satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases and financing activities for the foreseeable future.

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements as of December 31, 2006 consist of obligations under operating leases. See Note 8, “Commitments and Contingencies” to the consolidated financial statements and the Liquidity and Capital Resources section above for further discussion and a tabular presentation of our contractual obligations.

Recent Developments

On February 9, 2007, our Board authorized the repurchase of up to an additional 2.25 million shares of outstanding common stock.

On February 14, 2007, we entered into a senior secured credit facility agreement (the “Facility”) with Wells Fargo Foothill, Inc. (the “Lender”) for a term of three years. Under the Facility, the Lender will provide the Company with a revolving line of credit up to an aggregate amount of $75 million to fund the repurchase of outstanding common stock, working capital, capital expenditures and general corporate requirements. The Company has the option of selecting an interest rate for any drawdown under the Facility equal to either: (a) the Base Rate; or (b) the then applicable LIBOR Rate plus 1.50% per annum. The loan is secured by the Company’s property and assets and is subject to a financial covenant. The financial covenant in the Facility is limited to a maximum ratio of senior debt to adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA). Covenant testing will commence upon either the occurrence of an event of default or when excess availability under the Facility plus qualified cash and cash equivalents is less than $50 million.

Recent Accounting Pronouncements

Refer to Note 1, “Summary of Significant Accounting Policies”, to the consolidated financial statements for a discussion of recent accounting standards and pronouncements.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Historically, much of our revenues and capital spending was transacted in U.S. dollars.

However, since the acquisitions of Advent Denmark, Advent Norway, Advent Sweden, Advent Netherlands, and Advent Europe’s remaining distributors in the United Kingdom and Switzerland, whose service and certain license revenues and capital spending, are transacted in local country currencies, we have greater exposure to foreign currency fluctuations. Additionally as of December 31, 2006, $39.2 million and $1.1 million of goodwill and intangibles from the acquisition of these entities is denominated in foreign currency. Therefore a hypothetical change of 10% could increase or decrease our assets and equity by $4 million. We do not believe that a hypothetical 10% change in foreign currency exchange rates would have a material adverse effect on our consolidated results of operations or cash flows.

Our interest rate risk relates primarily to our investment portfolio, which consisted of $20.2 million in cash equivalents and $24.9 million in marketable securities as of December 31, 2006. An immediate sharp increase in interest rates could have a material adverse effect on the fair value of our investment portfolio. Conversely, immediate sharp declines in interest rates could seriously harm interest earnings of our investment portfolio. We do not currently use derivative financial instruments in our investment portfolio, nor hedge for these interest rate exposures.

By policy, we limit our exposure to longer-term investments, and the majority of our investment portfolio at December 31, 2006 and 2005 had interest rate maturities of less than one year. As a result of the relatively short duration of our portfolio, an immediate hypothetical parallel shift to the yield curve of plus 25 basis points (“BPS”), 50 BPS and 100 BPS would result in a reduction of 0.11% ($51,000), 0.23% ($103,000) and 0.46% ($205,000), respectively, in the market value of our investment portfolio as of December 31, 2006.

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

Our investments in privately held companies are assessed for impairment when a review of the investee’s operations indicates that a decline in value of the investment is other than temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. Impaired investments in privately held companies are written down to estimated fair value. We estimate fair value using a variety of valuation methodologies. Such methodologies include comparing the private company with publicly traded companies in similar lines of business, applying revenue multiples to estimated future operating results for the private company and estimating discounted cash flows for that company. We could lose our entire investment in these companies. At December 31, 2006, our net investments in privately-held companies totaled $8.5 million, which was principally comprised of our investment in LatentZero Limited, a privately held company located in the United Kingdom.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management’s assessment using the COSO criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

/s/ STEPHANIE G. DIMARCO	/s/ GRAHAM V. SMITH
Stephanie G. DiMarco	Graham V. Smith
President and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Advent Software, Inc.:

We have completed integrated audits of Advent Software, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Advent Software, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
San Jose, California
March 16, 2007

ADVENT SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$30,187	$70,941
Marketable securities	24,881	92,491
Accounts receivable, net of allowance for doubtful accounts of $270 and $146, respectively	41,336	33,507
Deferred taxes, current	7,950	—
Prepaid expenses and other	12,685	11,127
Total current assets	117,039	208,066
Property and equipment, net	27,338	16,009
Goodwill	98,382	94,335
Other intangibles, net	6,294	8,758
Deferred taxes, long-term	75,594	112
Other assets	15,000	13,295
Total assets	$339,647	$340,575
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,083	$3,945
Accrued liabilities	22,992	20,637
Deferred revenues	84,260	64,839
Income taxes payable	4,989	2,801
Total current liabilities	117,324	92,222
Deferred income taxes	225	1,122
Other long-term liabilities	12,471	5,252
Total liabilities	130,020	98,596
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Preferred stock; $0.01 par value: 2,000 shares authorized; none issued	—	—
Common stock; $0.01 par value: 120,000 shares authorized; 27,231 and 31,147 shares issued and outstanding	272	311
Additional paid-in capital	309,993	331,530
Accumulated deficit	(111,387)	(95,828)
Accumulated other comprehensive income	10,749	5,966
Total stockholders’ equity	209,627	241,979
Total liabilities and stockholders’ equity	$339,647	$340,575

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31
	2006	2005	2004
Net revenues:
License and development fees	$38,205	$39,166	$35,665
Maintenance and other recurring	126,997	107,320	95,098
Professional services and other	18,891	22,215	19,227
Total net revenues	184,093	168,701	149,990
Cost of revenues:
License and development fees	1,539	1,400	2,138
Maintenance and other recurring	32,246	29,499	27,820
Professional services and other	23,817	18,323	16,526
Amortization and impairment of developed technology	1,200	2,575	6,471
Total cost of revenues	58,802	51,797	52,955
Gross margin	125,291	116,904	97,035
Operating expenses:
Sales and marketing	50,177	40,269	38,893
Product development	34,859	30,446	32,260
General and administrative	32,936	33,773	26,576
Amortization and impairment of other intangibles	3,866	4,041	12,237
Restructuring charges	3,735	2,039	5,133
Total operating expenses	125,573	110,568	115,099
Income (loss) from operations	(282)	6,336	(18,064)
Interest income and other expense, net	3,853	4,596	1,905
Gain on sale of equity investments	—	3,608	—
Income (loss) before income taxes	3,571	14,540	(16,159)
Provision for (benefit from) income taxes	(79,031)	405	20
Net income (loss)	$82,602	$14,135	$(16,179)
Net income (loss) per share:
Basic	$2.85	$0.46	$(0.49)
Diluted	$2.70	$0.44	$(0.49)
Weighted average shares used to compute basic and diluted net income (loss) per share
Basic	29,003	31,031	32,944
Diluted	30,537	32,474	32,944

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(LOSS)

(In thousands)

						Accumulated
				Additional		Other	Total
	Comprehensive	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Income (Loss)	Shares	Amount	Capital	Deficit	Income	Equity
Balances, December 31, 2003		32,938	$329	$340,394	$(66,483)	$8,829	$283,069
Exercise of stock options	$—	377	4	4,738	—	—	4,742
Common stock repurchased and retired	—	(744)	(8)	(7,705)	(4,186)	—	(11,899)
Common stock issued under employee stock purchase plan	—	162	2	2,536	—	—	2,538
Stock-based compensation	—	—	—	21	—	—	21
Tax benefit from exercise of stock options	—	—	—	11	—	—	11
Other	—	—	—	—	(8)	—	(8)
Net loss	(16,179)	—	—	—	(16,179)	—	(16,179)
Unrealized loss on marketable securities	(335)	—	—	—	—	(335)	(335)
Foreign currency translation adjustments	3,780	—	—	—	—	3,780	3,780
Comprehensive loss for fiscal 2004	$(12,734)
Balances, December 31, 2004		32,733	$327	$339,995	$(86,856)	$12,274	$265,740
Exercise of stock options	$—	1,099	11	18,043	—	—	18,054
Common stock repurchased and retired	—	(2,834)	(28)	(29,449)	(23,107)	—	(52,584)
Common stock issued under employee stock purchase plan	—	149	1	2,517	—	—	2,518
Tax benefit from exercise of stock options	—	—	—	424	—	—	424
Net income	14,135	—	—	—	14,135	—	14,135
Unrealized loss on marketable securities	(184)	—	—	—	—	(184)	(184)
Foreign currency translation adjustments	(6,124)	—	—	—	—	(6,124)	(6,124)
Comprehensive income for fiscal 2005	$7,827
Balances, December 31, 2005		31,147	$311	$331,530	$(95,828)	$5,966	$241,979
Exercise of stock options	$—	665	7	11,505	—	—	11,512
Common stock repurchased and retired	—	(4,692)	(47)	(50,394)	(98,161)	—	(148,602)
Common stock issued under employee stock purchase plan	—	111	1	3,020	—	—	3,021
Stock-based compensation	—	—	—	13,768	—		13,768
Tax benefit from exercise of stock options	—	—	—	564	—	—	564
Net income	82,602	—	—	—	82,602	—	82,602
Unrealized gain on marketable securities	578	—	—	—	—	578	578
Foreign currency translation adjustments	4,205	—	—	—	—	4,205	4,205
Comprehensive income for fiscal 2006	$87,385
Balances, December 31, 2006		27,231	$272	$309,993	$(111,387)	$10,749	$209,627

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$82,602	$14,135	$(16,179)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Tax benefit from exercise of stock options	—	424	11
Stock-based compensation	13,596	—	21
Depreciation and amortization	12,764	15,300	21,786
Provision for (reduction of) doubtful accounts	988	(436)	36
Provision for (reduction of) sales returns	(776)	2,182	4,623
Loss on sale of fixed assets	205	—	—
Non-cash impairment loss	—	—	6,275
(Gain) loss on investments	219	(3,333)	401
Deferred income taxes	(83,380)	(1,128)	(900)
Other	(146)	(1,010)	(347)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(8,782)	(293)	1,477
Prepaid and other assets	(1,809)	93	4,290
Income taxes receivable	1	(1)	1,641
Accounts payable	63	1,120	396
Accrued liabilities	8,847	4,570	1,531
Deferred revenues	20,197	6,315	(515)
Income taxes payable	2,187	(1,235)	438
Net cash provided by operating activities	46,776	36,703	24,985
Cash flows from investing activities:
Cash used in acquisitions, net of cash acquired	(97)	(1,028)	(9,632)
Purchases of property and equipment	(19,155)	(6,440)	(3,667)
Capitalized software development costs	(1,352)	(1,511)	—
Proceeds from sales of investments	—	3,791	—
Purchases of marketable securities	(47,882)	(123,652)	(188,319)
Sales and maturities of marketable securities	115,763	174,030	167,513
Increase in restricted cash	(1,256)	—	—
Other	—	4	—
Net cash provided by (used in) investing activities	46,021	45,194	(34,105)
Cash flows from financing activities:
Proceeds from exercises of stock options	11,512	18,054	4,742
Common stock repurchased and retired	(148,602)	(52,584)	(11,899)
Proceeds from common stock issued under the employee stock purchase plan	3,021	2,518	2,538
Excess tax benefits from stock-based compensation	357	—	—
Net cash used in financing activities	(133,712)	(32,012)	(4,619)
Effect of exchange rate changes on cash and cash equivalents	161	(121)	155
Net increase (decrease) in cash and cash equivalents	(40,754)	49,764	(13,584)
Cash and cash equivalents at beginning of period	70,941	21,177	34,761
Cash and cash equivalents at end of period	$30,187	$70,941	$21,177
Supplemental disclosure of cash flow information:
Cash paid (received) for income taxes, net of refunds	$1,932	$2,010	$(858)
Cash paid for interest	$88	$24	$87

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

Year End:   Advent’s fiscal year ends on December 31st.

Foreign currency translation:   The functional currency of the Company’s foreign subsidiaries is their local currencies. All assets and liabilities denominated in foreign functional currencies are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues, costs and expenses in foreign functional currencies are translated at the average rate of exchange during the period.

Foreign currency measurement:   Asset and liabilities denominated in currencies other than the functional currencies are re-measured into the functional currency with gains or losses recorded in “interest income and other, net” on the consolidated statement of operations.

Use of estimates:   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements. Actual results could differ from those estimates. Advent believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: Goodwill; Revenue Recognition; Income Taxes; Restructuring Charges and Related Accruals; Impairment of Long-Lived Assets; Legal Contingencies; Sales Returns and Accounts Receivable Allowances; and Stock-Based Compensation.

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

Marketable securities:   All of Advent’s marketable securities are classified as available-for-sale and are carried at fair value. The unrealized gains and losses, net of any related tax effect, are reported in accumulated comprehensive income in stockholders’ equity in the accompanying consolidated financial statements, with the exception of Advent’s broker/dealer subsidiary, which reports unrealized gains and losses in “interest income and other, net” on the consolidated statement of operations. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are also included in “interest income and other, net”.

ADVENT SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments:   Investments are recorded at the lower of cost or fair value and included in “other assets” on the consolidated balance sheets and consist of non-marketable investments in privately held companies, most of which can be considered in the start-up or development stages. It is Advent’s policy to review investments in privately held companies on a regular basis to evaluate the carrying amount and economic viability of these companies. This policy includes, but is not limited to, reviewing each of the companies cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes and competition. The evaluation process is based on information that Advent requests from these privately held companies. This information is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to timing and the accuracy of the data received from these companies.

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

Product development:   Product development expenses consist primarily of salary, benefits and stock-based compensation for the Company’s development and technical support staff, contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services. Costs incurred for software development prior to technological feasibility are expensed as product development costs in the period incurred. Once the point of technological feasibility is reached, which is generally the completion of a working prototype that has no critical bugs and is a release candidate, development costs are capitalized until the product is ready for general release and are classified “other intangible assets, net” on the consolidated balance sheets. The Company amortizes capitalized software development costs using the greater of the ratio of the products’ current gross revenues to the total of current expected gross revenues or on a straight-line basis over the estimated economic life of the related product, which is typically three years.

Capitalization of internal use software:   Certain costs related to computer software developed or obtained for internal use are capitalized in accordance with American Institute of Certified Public Accountants Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company amortizes internal use software costs over their estimated useful lives, which typically range from two to five years. Costs of $2.8 million, $1.2 million and $403,000 related to the development of internal use software were capitalized in 2006, 2005 and 2004, respectively, and are included in “property and equipment, net” on the consolidated balance sheets.

Additionally, Advent capitalizes certain costs incurred for web site design and development in accordance with Emerging Issue Task Force No. 00-2, “Accounting for Web Site Development costs.” These costs are amortized over their estimated useful lives, which typically range from two to five years. Web site design and development costs of $221,000 and $108,000 were capitalized in 2005 and 2004, respectively. There were no website development costs capitalized in 2006.

Property and equipment:   Property and equipment are stated at cost, less accumulated depreciation and amortization. Advent calculates depreciation and amortization using the straight-line method over the

ADVENT SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Accounting for long-lived assets:   Advent reviews goodwill for impairment annually during the fourth quarter of the fiscal year (as of November 1) and more frequently if an event or circumstance indicates that an impairment loss has occurred. Advent is required to test goodwill for impairment at the reporting unit level. Advent has determined that its operations were organized into three reporting units as of November 1, 2006. The test for goodwill impairment is a two-step process:

The first step compares the fair value of each reporting unit with its respective carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary.

The second step, used to measure the amount of impairment loss, compares the implied fair value of each reporting unit’s goodwill with the respective carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

The process for evaluating the potential impairment of goodwill is subjective and requires judgment at many points during the test including future revenue forecasts, discount rates and various reporting unit allocations. During the fourth quarter of 2006, Advent completed the first step of its annual impairment test which did not indicate impairment. Therefore, the second step of the impairment test was not necessary to perform.

Advent also reviews its other long-lived assets including property and equipment and other intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Factors the Company considers important which could trigger an impairment review include the following:

•       significant underperformance relative to expected historical or projected future operating results;

•       significant changes in the manner or use of the acquired assets or the strategy for the overall business;

•       significant negative market or economic trends;

•       significant decline in the Company’s stock price for a sustained period; and

•       market capitalization relative to net book value.

ADVENT SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Revenue recognition:   Advent recognizes revenue from software licenses, development fees, maintenance, other recurring revenues, professional services and other revenues. In addition, Advent earns commissions from customers who use the Company’s broker/dealer, Second Street Securities, to soft dollar the purchase of Advent and non-Advent products and services with soft dollars. Soft dollaring enables the customers to use the commissions earned on trades to pay all or part of the fees owed to the Company for non-Advent products or services, which are initially paid for by Second Street Securities. The commission revenues earned from soft dollar purchases of non-Advent products or services are recorded as other revenues in professional services and other revenues on the Company’s consolidated statements of operations.

Advent offers a wide variety of products and services to a large number of financially sophisticated customers. While many of the Company’s lower-priced license transactions, maintenance contracts, subscription-based transactions and professional services projects conform to a standard structure, many of Advent’s larger transactions are complex and may require significant review and judgment in Advent’s application of generally accepted accounting principles.

Software license and development fees.   Advent recognizes revenue from the licensing of software when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is probable. Advent generally uses a signed license agreement as evidence of an arrangement. Sales through the Company’s distributors are evidenced by a master agreement governing the relationship together with binding order forms and signed contracts from the distributor’s customers. Revenue is recognized once shipment to the distributor’s customer has taken place and when all other revenue recognition criteria have been met. Delivery occurs when product is delivered to a common carrier F.O.B shipping point. Some of Advent’s arrangements include acceptance provisions, and if such acceptance provisions are provided, delivery is deemed to occur upon acceptance. Advent assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction. The Company assesses whether the collectibility of the resulting receivable is probable based on a number of factors, including the credit worthiness of the customer determined through review of credit reports, Advent’s transaction history with the customer, other available information and pertinent country risk if the customer is located outside the United States. Advent’s standard payment terms are due at 180 days or less unless the transaction is part of a soft dollar arrangement through the Company’s in-house broker/dealer subsidiary, Second Street Securities, for which payment is then required within one year; however, payment terms may vary based on the country in which the agreement is executed. Software licenses are sold with maintenance and, frequently, professional services.

ADVENT SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Licenses.   Advent has continued its transition from selling mostly perpetual licenses to selling a mix of perpetual and term contracts, and expects term license revenue to increase as a proportion of total license revenue in the future. Advent recognized approximately 49%, 25% and 11% of license revenue from term licenses and incremental AUA fees during fiscal 2006, 2005 and 2004, respectively. Revenue recognition for software licensed under perpetual and term-based license models differs depending on which type of contract a customer signs:

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

•       Term licenses

Term license contract prices include both the software license fees and maintenance fees, and, as a result, Advent allocates 55% of the contract price to license revenue and 45% to maintenance and recurring revenues, based on the Company’s assessment of the relative economic value of the two elements.

To date, Advent has offered multi-year term licenses by which a customer makes a binding commitment to license the software for a fixed multi-year term—typically three years. For multi-year term licenses the Company has not established VSOE of fair value for the term license and maintenance components, and, as a result, in situations where the Company is also performing related professional services, Advent defers all revenue and directly related expenses under the arrangement until the professional services are substantially complete. At the point professional services are substantially completed, the Company recognizes a pro rata amount of the term license and maintenance revenue, professional services fees earned and related expenses, based on the elapsed time from the start of the term license to the substantial completion of professional services. The remaining deferred professional services revenue and related expenses are recognized ratably over the remaining contract length. Term license and maintenance revenue for the remaining contract years is recognized ratably over the remaining period of the contract. When multi-year term licenses are sold and do not include related professional services, Advent recognizes the entire term license and maintenance revenue ratably over the period of the contract term from the effective date of the license agreement assuming all other revenue recognition criteria have been met.

Advent occasionally offers single-year term licenses. Revenue on delivered components will be allocated and recognized, based on vendor specific objective evidence, or VSOE, of fair value of the elements (license, maintenance and professional services components), which is specific to the Company. While fair value of the undelivered professional services component is based on the historical evidence of the Company’s stand-alone sales of these components to third parties, VSOE for the term license and the related maintenance components will be determined by the stated optional renewal rate. If VSOE of fair value does not exist for any undelivered elements, then the entire arrangement fee is deferred until delivery of that element has occurred.

ADVENT SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Development fees are derived from contracts that Advent has entered into with other companies, including customers and development partners. Agreements for which the Company receives development fees normally provide for the development of technologies and products that are expected to become part of Advent’s general product offerings in the future. Revenues for license development projects are recognized primarily using the percentage-of-completion method of accounting, based on costs incurred to date compared with the estimated cost of completion, or using the completed contract method, when the development project is finished.

Certain of our perpetual and term license contracts contain fee structures that provide additional revenues based on the assets that the client manages using our software (“Assets Under Administration” or “AUA”). Contracts containing an AUA fee structure have a defined measurement period which requires the client to self report actual AUA in arrears of the specified period. AUA fees above the stated minimum fee for the same period are considered incremental fees. Because incremental fees are not determinable until the conclusion of the measurement period, they are both earned and recognized in arrears, on a quarterly or annual basis.

If a customer purchased Advent’s software and chose to enter into a soft dollar arrangement through our in-house broker/dealer subsidiary, Second Street Securities, the soft dollar arrangement did not change or modify the original fixed or determinable fee in the written contract. The customer is required to pay the original fee for the Company’s software within one year. If insufficient trading volume is generated to pay the entire original fee within one year, the customer is still required to render payment within one year. If the customer chooses to use a third-party broker/dealer, the original payment terms apply, regardless of the arrangement with the third-party broker/dealer. The option to soft dollar a transaction does not alter the underlying revenue recognition for the transaction; all the revenue recognition criteria listed in the “Software license” section above must be assessed in determining how the revenue will be recognized.

Advent’s standard practice is to enforce its contract terms and not allow its customers to return software. Advent has, however, allowed customers to return software on a limited case-by-case basis and have recorded sales returns provisions as offsets to revenue in the period the sales return becomes probable, in accordance with FASB Statement No. 48, “Revenue Recognition when Right of Return Exists”. The estimates for returns are adjusted periodically based upon historical rates of returns and other related factors.

The Company does have two situations where it provides a contractual limited right of return to end-user customers only: in shrink-wrap license agreements for Advent products, and certain MicroEdge products. The shrink-wrap license agreement for Advent products provides for a right of return within seven days of delivery of the software. Certain MicroEdge software license agreements allow for either a thirty-day money back guarantee or a seven-day right of return. Advent recognizes revenue on delivery since the fee is fixed or determinable, the buyer is obligated to pay, the risk of loss passes to the customer, and the Company has the ability to estimate returns. Advent’s ability to estimate returns is based on a long history of experience with relatively homogenous transactions and the fact that the return period is short. Advent has an algorithm for calculating the value of reserves that takes the previous 18 months of experience into account. Advent has recorded a sales returns provision (benefit) to decrease (increase) revenue for these situations based on our historical experience of $(0.5) million, $0.2 million and $0.3 million in fiscal 2006, 2005 and 2004, respectively.

ADVENT SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maintenance and other recurring revenues.   Advent offers annual maintenance programs that provide for technical support and updates to the Company’s software products. Maintenance fees are bundled under perpetual licenses in the initial licensing year and charged separately for renewals of annual maintenance in subsequent years. Fair value for maintenance is based upon renewal rates stated in the contracts or, in limited cases, separate sales of renewals to other customers. Generally, Advent recognizes maintenance revenue ratably over the contract term, except in the case of multi-year term license contracts which are described in the “term licenses” section above. Revenues from term licenses represented approximately 6%, 3% and 1% of maintenance and other recurring revenue during 2006, 2005 and 2004, respectively.

Advent offers other recurring revenue services that are either subscription-based or transaction-based, and primarily include the provision of software interfaces to, and the capability to download securities information from, third party data providers. The Company recognizes revenue from recurring revenue transactions either ratably over the subscription period or as the transactions occur.

Based on the Company’s historical experience, Advent has recorded sales benefit to increase revenues for estimated returns for maintenance and other recurring revenues of $1.2 million, $0.3 million and $0.9 million for fiscal 2006, 2005 and 2004, respectively. Advent has an algorithm for calculating the value of reserves that takes the last 18 months of experience into account, which resulted in the above adjustments to revenue.

Professional services and other revenues.   Advent offers a variety of professional services that include project management, implementation, data conversion, integration, custom report writing and training. Fair value for professional services is based upon separate sales of these services by the Company to other customers. Advent’s professional services are generally billed based on hourly rates together with reimbursement for travel and accommodation expenses. Advent’s professional services and other revenue also include revenue from the Company’s annual user conferences. Advent generally recognizes revenue as these professional services are performed, except in the case of multi-year term license contracts which are described in the “term licenses” section above. Certain professional services arrangements involve acceptance criteria. In these cases, revenue and related expenses are recognized upon acceptance.

Commission revenues received from “soft dollar” transactions for products and services not related to the Company’s products and services, are recorded as other revenues on a net basis as Advent is not the primary obligor in these transactions. Revenues from these “soft dollar” transactions are recognized on a trade-date basis as securities transactions occur.

Advent’s ability to estimate revenue reserves for professional services is based on a long history of experience with relatively homogenous transactions and the fact that the return period is short. The Company has recorded a reserve to account for these situations based on its historical experience of $0.9 million, $2.3 million and $5.2 million for fiscal 2006, 2005 and 2004, respectively.

Directly related expenses.   When Advent defers service revenues, it also defers the direct costs incurred in the delivery of those services to the extent those costs are recoverable through the future revenues on non-cancellable contracts. Advent recognizes those deferred costs as costs of professional services revenues proportionally and over the same period that the deferred revenue is recognized as service revenue. When Advent defers license revenue, the Company defers the direct incremental costs incurred as a result of selling the contract (i.e. sales commissions earned by the salesforce as a part of their overall compensation) because those costs would not have been incurred but for the acquisition of that

ADVENT SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contract. Advent recognizes those costs as sales and marketing expense proportionally and over the same period as the license revenues.

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

Advertising costs:   The Company expenses advertising costs as incurred and classifies these costs under sales and marketing expense. Total advertising expenses were $656,000, $465,000, and $215,000 for fiscal 2006, 2005 and 2004, respectively.

Stock-based compensation:   Effective January 1, 2006, Advent adopted the provisions of, and accounts for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.”

Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected to implement this statement using the modified-prospective method, under which prior periods are not restated for comparative purposes. Under the modified prospective method, the valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date. Estimated compensation expense for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. Advent makes quarterly assessments of the adequacy of our tax credit pool to determine if there are any deficiencies which require recognition in the Company’s consolidated statements of operations.

Advent uses the Black-Scholes option pricing model to determine the fair value of stock options, stock appreciation rights (“SAR”) and employee stock purchase plan shares. The fair value of the Company’s restricted stock units is calculated based on the fair market value of Advent’s stock on the date of grant. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by Advent’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include Advent’s expected stock price volatility over the term of the awards, actual and projected employee exercise behaviors, risk-free interest rate and expected dividends.

Advent estimates the volatility of the Company’s common stock based on an equally weighted average of historical and implied volatility of the Company’s common stock. Advent determined that a blend of historical and implied volatility is more reflective of the market conditions and a better indicator of expected volatility than using purely historical volatility. The Company estimates the expected life of options and SAR’s granted based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee

ADVENT SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

behavior. The Company bases the risk-free interest rate on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option and SAR. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience over the last ten years. Prior to the adoption of SFAS 123R, the Company accounted for forfeitures as they occurred.

The adoption of SFAS 123R had a material impact on Advent’s consolidated financial position and results of operations. See Note 9, “Stock Based Compensation”, for further information regarding Advent’s stock-based compensation assumptions and expense, including pro forma disclosures for prior periods as if the Company had recorded stock-based compensation expense.

Restructuring charges and related accruals:   Since 2003, Advent has developed and implemented formalized plans for restructuring the business to better align its resources to market conditions and recorded significant charges. In connection with these plans, Advent has recorded estimated expenses for severance and benefits, lease cancellations, asset write-offs and other restructuring costs. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating real estate market conditions for expected vacancy periods and sub-lease rental income. Advent continually evaluates the adequacy of the remaining liabilities under its restructuring initiatives. Although the Company believes that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring Advent to record additional provisions or reverse a portion of such provisions.

Income taxes:   Advent accounts for worldwide income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities be recognized as deferred tax assets and liabilities. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that is more likely than not to be realized.

The Company has elected to use the “with and without” approach as described in EITF Topic No. D-32 in determining the order in which tax attributes are utilized. As a result, the Company will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. In addition, the Company has elected to account for the impact of stock-based awards on other tax attributes, such as the research tax credit, through the consolidated statement of operations.

During the fourth quarter of 2006, Advent determined that there was sufficient positive evidence to support a significant decrease in the Company’s valuation allowance. As a result of this release of a majority of its valuation allowance and recognition of deferred tax assets, Advent’s financial statements for fiscal 2006 reflect an increase in assets on its balance sheet, a decrease in goodwill relating to the recognition of acquired deferred tax assets that were offset by a valuation allowance in purchase accounting and a tax benefit to the Company’s statement of operations in the amount of the reversal.

Net income (loss) per share:   Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for that period. Diluted net income per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential shares consist of incremental common shares issuable upon exercise of stock

ADVENT SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

options, stock appreciation rights and restricted stock units and conversion of preferred stock (none outstanding) for all periods, except in situations where inclusion is anti-dilutive.

Comprehensive income (loss):   Comprehensive income (loss) consists of net income (loss), net unrealized foreign currency translation adjustments and net unrealized gains or losses on available-for-sale marketable securities and is presented in the consolidated statements of stockholders’ equity and comprehensive income.

Segment information:   The Company has determined that it has the following two reportable segments: 1) Advent Investment Management, and 2) MicroEdge. Advent Investment Management derives revenues from the development, marketing and sale of software products, data interfaces and related maintenance and services that automate, integrate and support certain mission-critical functions of investment management organizations. MicroEdge derives revenues from the sale of software and services for grant management, matching gifts and volunteer tracking for the grantmaking community.

International sales, which are based on the location to which the product is shipped or services are delivered, represented 12%, 11%, and 9% of the Company’s net revenues for fiscal 2006, 2005 and 2004, respectively. No single customer accounted for more than 10% of net revenues for fiscal 2006, 2005 or 2004.

Certain risks and concentrations:   Product revenues are concentrated in the investment management software industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect operating results. Additionally, Advent derives a significant portion of its revenues from its Axys, Geneva and Advent Portfolio Exchange applications and ancillary products and services, and therefore their market acceptance is essential to the Company’s success.

Financial instruments that potentially subject the Company to concentrations of credit risks comprise, principally, cash, short-term marketable securities, and trade accounts receivable. Advent invests excess cash through banks, mutual funds, and brokerage houses primarily in highly liquid securities and has investment policies and procedures that minimize credit risk. Advent’s marketable securities consist of diversified investment grade securities traded in the United States of America. The Company believes no significant concentration of credit risk exists with respect to these securities.

With respect to accounts receivable, Advent performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. At December 31, 2006 and 2005, no single customer accounted for more than 10% of accounts receivable.

Reclassifications:   Certain prior year amounts have been reclassified to conform to the current year presentation. Advent reclassified $1.2 million in prepaid sales commissions from “prepaid expenses and other” to “other assets” on the consolidated balance sheet as of December 31, 2005. Such reclassifications had no effect on the Company’s total assets, results of operations or stockholders’ equity.

Common Stock Repurchases:   Advent accounts for common stock repurchases by allocating the cash paid in excess of par value to additional paid-in capital and accumulated deficit. The Company calculates the average additional paid-in capital per outstanding share at the beginning of each monthly period in which stock was repurchased and records the difference between the repurchase price per share and the sum of the par value and average paid-in capital per share as an increase to accumulated deficit.

ADVENT SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Pronouncements   In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. FIN 48 will be effective beginning in the first quarter of 2007. Advent does not expect the adoption of FIN 48 to have a material impact on its consolidated financial position, results of operations or cash flows.

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

In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 does not change the staff’s previous guidance in SAB 99 on evaluating the materiality of misstatements. SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the “rollover” approach and the “iron curtain” approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The provisions of SAB 108 had no impact on the Company’s consolidated financial statements as of December 31, 2006.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, (b) is irrevocable (unless a new election date occurs), and (c) is applied only to entire arrangements and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is currently evaluating the impact of the provisions of SFAS 159.

ADVENT SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Marketable Securities

At December 31, 2006, marketable securities were summarized as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Corporate debt securities and commercial paper	$40,626	$40	$(44)	$40,622
U.S. government debt securities	4,427	12	(16)	4,423
Total	$45,053	$52	$(60)	$45,045
Reported as:
Cash and cash equivalents				$20,164
Short-term marketable securities				24,881
Total				$45,045

At December 31, 2005, marketable securities were summarized as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Corporate debt securities and commercial paper	$100,755	$12	$(260)	$100,507
U.S. government debt securities	56,447	58	(394)	56,111
Municipalities	602	—	(2)	600
Total	$157,804	$70	$(656)	$157,218
Reported as:
Cash and cash equivalents				$64,727
Short-term marketable securities				92,491
Total				$157,218

The following table summarizes marketable securities with unrealized losses by contractual maturity dates at December 31, 2006 (in thousands):

	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Commercial debt securities and commercial paper	$10,292	$(15)	$5,551	$(29)	$15,843	$(44)
U.S. government debt securities	469	—	2,293	(16)	2,762	(16)
Total	$10,761	$(15)	$7,844	$(45)	$18,605	$(60)

The gross unrealized losses related to investments are primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during fiscal 2006. Advent has determined that the gross unrealized losses on its investments at December 31, 2006 are temporary in nature. Advent regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition, credit quality and

ADVENT SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

near-term prospects of the investee, and Advent’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The following table summarizes marketable securities with unrealized losses by contractual maturity dates at December 31, 2005 (in thousands):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial debt securities and commercial paper	$35,886	$(139)	$11,729	$(121)	$47,615	$(260)
U.S. government debt securities	18,253	(105)	27,800	(289)	46,053	(394)
Municipalities	600	(2)	—	—	600	(2)
Total	$54,739	$(246)	$39,529	$(410)	$94,268	$(656)

The following table summarizes the maturities of marketable securities at December 31, 2006 by contractual maturity dates (in thousands):

	Amortized	Aggregate
	Cost	Fair Value
Due less than one year	$36,749	$36,744
Due greater than one year	8,304	8,301
Total	$45,053	$45,045

Advent’s marketable securities are classified as available-for-sale. Management has the ability and intent, if necessary, to liquidate any of these investments in order to meet the Company’s liquidity needs within the normal operating cycle. Accordingly, all marketable securities are classified as current assets.

The following table summarizes gross realized gains and losses related to the Company’s investments (in thousands):

	Fiscal Years
	2006	2005	2004
Gross realized gains	$239	$23	$173
Gross realized losses	(458)	(286)	(232)
Net realized losses	$(219)	$(263)	$(59)

Gross realized losses for 2006 resulted from the liquidation of a portion of the Company’s investment portfolio to fund stock repurchase activity during 2006.

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

ADVENT SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ADVENT SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Fiscal Year
2004
Net revenues	$151,121
Net loss	$(17,111)
Net loss per share-basic and diluted	$(0.52)

In December 2005, the Company sold its Advent Hellas subsidiary. Terms of the sale were not material to Advent’s financial condition or results of operations.

In December 2006, the Company acquired East Circle Solutions, Inc. (“East Circle”), which develops software to automate the billing process for investment management organizations. Terms of the acquisition were not material to Advent’s financial condition, results of operations or cash flows.

Note 4—Balance Sheet Detail

Prepaid expenses and other

The following is a summary of prepaid expenses and other assets (in thousands):

	December 31
	2006	2005
Prepaid commission	$3,121	$1,674
Prepaid royalty	2,027	1,888
Prepaid contract expense	2,704	456
Prepaid product fee expense	374	3,515
Other	4,459	3,594
Total prepaid expenses and other	$12,685	$11,127

ADVENT SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and equipment, net

The following is a summary of property and equipment (in thousands):

	December 31
	2006	2005
Computer equipment and software	$29,779	$30,054
Leasehold improvements	20,664	21,556
Furniture and fixtures	2,197	2,946
Telephone system	720	1,760
Construction in process	2,529	1,565
Property and equipment, gross	$55,889	$57,881
Accumulated depreciation	(28,551)	(41,872)
Property and equipment, net	$27,338	$16,009

Depreciation expense was $7.7 million, $8.7 million and $8.5 million for fiscal 2006, 2005 and 2004, respectively. In January 2006, Advent entered into a definitive lease agreement with Toda Development, Inc. (“Toda”) whereby the Company leases approximately 105,000 square feet of office space at 600 Townsend Street in San Francisco, California. In October 2006, Advent moved its headquarters into the 600 Townsend facility. Additionally, approximately $11.2 million of leasehold improvements were made, of which $4.2 million were funded by Toda and the remainder was paid by Advent.

Goodwill

The changes in the carrying value of goodwill by segment for fiscal 2006 and 2005 were as follows (in thousands):

	Advent
	Investment
	Management	MicroEdge	Total
Balance at December 31, 2004	$96,257	$3,136	$99,393
Translation adjustments	(5,058)	—	(5,058)
Balance at December 31, 2005	$91,199	$3,136	$94,335
Additions	1,212	—	1,212
Translation adjustments	3,896	—	3,896
Recognition of deferred tax asset adjustment	(1,061)	—	(1,061)
Balance at December 31, 2006	$95,246	$3,136	$98,382

Additions to goodwill of $1.2 million in 2006 related to the acquisition of East Circle in December 2006. Translation adjustments of $3.9 million represent the weakening of the U.S. dollar against European currencies during fiscal 2006. During the fourth quarter of 2006, the Company recognized $1.1 million of previously unrecognized state deferred tax assets purchased with the Kinexus acquisition in 2003. Upon recognition of this deferred tax asset, the original goodwill from the purchase was reduced.

Translation adjustments of $5.1 million in fiscal 2005 represent the strengthening of the U.S. dollar relative to certain European currencies during the year.

ADVENT SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other intangibles, net

The following is a summary of intangible assets (in thousands, except weighted average amortization period):

	Average
	Amortization	Other		Other
	Period	Intangibles,	Accumulated	Intangibles,
	(Years)	Gross	Amortization	Net
Purchased technologies	4.9	$13,556	$(12,665)	$891
Product development costs	3.0	3,001	(847)	2,154
Developed technology sub-total		16,557	(13,512)	3,045
Customer relationships	5.6	22,175	(18,952)	3,223
Other intangibles	2.5	307	(281)	26
Other intangibles sub-total		22,482	(19,233)	3,249
Balance at December 31, 2006		$39,039	$(32,745)	$6,294

	Average
	Amortization	Other		Other
	Period	Intangibles,	Accumulated	Intangibles,
	(Years)	Gross	Amortization	Net
Purchased technologies	4.9	$12,726	$(12,167)	$559
Product development costs	3.0	1,511	(136)	1,375
Developed technology sub-total		14,237	(12,303)	1,934
Customer relationships	5.6	20,531	(13,810)	6,721
Other intangibles	2.5	307	(204)	103
Other intangibles sub-total		20,838	(14,014)	6,824
Balance at December 31, 2005		$35,075	$(26,317)	$8,758

The changes in the carrying value of intangible assets for fiscal 2006 and 2005 were as follows (in thousands):

		Accumulated
	Gross	Amortization	Net
Balance at December 31, 2004	$35,672	$(21,004)	$14,668
Additions	1,511	—	1,511
Amortization	—	(6,616)	(6,616)
Translation adjustments	(2,108)	1,303	(805)
Balance at December 31, 2005	$35,075	$(26,317)	$8,758
Additions	2,212	—	2,212
Amortization	—	(5,041)	(5,041)
Stock-based compensation	138	(25)	113
Translation adjustments	1,614	(1,362)	252
Balance at December 31, 2006	$39,039	$(32,745)	$6,294

ADVENT SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additions to intangible assets of $2.2 million in 2006 include capitalized product development costs of approximately $1.5 million and intangible asset additions of $860,000 from the acquisition of East Circle. Additions to intangible assets of $1.5 million in 2005 represent capitalized product development costs.

Translation adjustments of $0.3 million and $(0.8) million in fiscal 2006 and 2005, respectively, represent translation adjustments as the U.S. dollar weakened (strengthened) relative to certain European currencies during 2006 and 2005, respectively.

The following is a summary of amortization and impairment of the Company’s developed technology and other intangible assets for the periods presented (in thousands):

	Fiscal Years
	2006	2005	2004
Developed technology:
Amortization—purchased technologies	$497	$2,439	$5,187
Amortization—product development costs	703	136	—
Impairment—purchased technologies	—	—	1,284
Amortization and impairment of developed technology	$1,200	$2,575	$6,471
Other intangibles:
Amortization—customer relationships	3,789	3,964	7,292
Amortization—other intangibles	77	77	817
Impairment—other intangibles	—	—	4,128
Amortization and impairment of other intangibles	$3,866	$4,041	$12,237
Total amortization and impairment	$5,066	$6,616	$18,708

The intangible asset impairment charges incurred in fiscal 2004 were associated with the Advent Investment Management reporting segment.

During 2004, Advent recorded a non-cash impairment charge of $3.4 million to write off the carrying value of intangible assets related to the Techfi product line. Of this amount, $1.0 million was included in amortization and impairment of developed technology as it related to existing and core technology and the remaining $2.4 million was included in amortization and impairment of other intangibles. In September 2004, the Company decided to discontinue certain products within the Techfi product line, which was acquired in July 2002, as demand for the Techfi product line had been significantly lower than expected. As a result of this triggering event, the Company began a review of the recoverability of its Techfi-related intangible assets. Recoverability was measured by a comparison of the assets’ carrying amount to their expected future undiscounted net cash flows. The Company determined that these intangible assets had no remaining value and wrote off the remaining carrying value in 2004.

During 2004, Advent recorded a non-cash impairment charge of $681,000 to write off the carrying value of intangible assets related to Advent Wealth Services (“AWS”). Of this amount, $255,000 was included in amortization and impairment of developed technology as it related to existing and core technology and the remaining $426,000 was included in operating expenses. During the fourth quarter of 2004, as a result of the combined triggering events of significant underperformance by AWS relative to historical and projected future operating results, as well as Advent’s decision to re-focus the Company’s direction on its core businesses, the Company began a review of the recoverability of its AWS-related intangible assets. Recoverability was measured by a comparison of the assets’ carrying amount to their

ADVENT SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expected future undiscounted net cash flows. The Company determined that these intangible assets had no remaining value and wrote off the remaining carrying value in 2004.

Also during 2004, Advent recorded a non-cash impairment charge of $1.4 million, included in amortization and impairment of other intangibles, to write off the carrying value of intangible assets related to Advent Hellas. During the fourth quarter of 2004, as a result of the triggering event of significant underperformance by Advent Hellas relative to historical and projected future operating results, the Company began a review of the recoverability of its Advent Hellas intangible assets. Recoverability was measured by a comparison of the assets’ carrying amount to their expected future undiscounted net cash flows. The Company determined that these intangible assets had no remaining value and wrote off the remaining carrying value in 2004.

Based on the carrying amount of intangible assets as of December 31, 2006, the estimated future amortization is as follows (in thousands):

	Fiscal Years
	2007	2008	2009	2010	Total
Estimated future amortization of:
Developed technology	$1,071	$933	$851	$190	$3,045
Other intangibles	1,852	942	448	7	3,249
Total	$2,923	$1,875	$1,299	$197	$6,294

Other assets

The following is a summary of other assets (in thousands):

	December 31
	2006	2005
Long-term investments, gross	$13,800	$13,800
Accumulated write-downs due to other-than-temporary decline in value	(5,341)	(5,341)
Long-term investments, net	$8,459	$8,459
Long-term prepaids	4,098	3,541
Deposits	2,443	1,295
Total other assets	$15,000	$13,295

Long-term investments include equity investments in several privately held companies, most of which can still be considered in the start-up or development stages.

In 2002, Advent acquired approximately 15% of the outstanding stock of LatentZero Limited (“LatentZero”), a privately-held company located in the United Kingdom, for $7 million. Through December 28, 2004, LatentZero was accounted for under the equity method of accounting as Advent’s Chief Executive Officer was a member of LatentZero’s board of directors and Advent accordingly considered itself to have significant influence over this company. The Company’s portion of net loss from this investee was $257,000 for fiscal 2004. Effective December 28, 2004, Advent’s Chief Executive Officer resigned her seat on the investee’s board of directors and as a result, Advent no longer believes it has significant influence over LatentZero. Therefore, this investment is carried at the lower of cost or fair value at December 31, 2005 and 2006, consistent with the Company’s other investments.

During 2005, Advent sold one of its private equity investments for proceeds of $3.8 million resulting in a gain on sale of $3.6 million.

ADVENT SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accrued liabilities

The following is a summary of accrued liabilities (in thousands):

	December 31
	2006	2005
Salaries and benefits payable	$13,624	$10,368
Accrued restructuring, current portion	2,650	1,422
Other	6,718	8,847
Total accrued liabilities	$22,992	$20,637

Other long-term liabilities

The following is a summary of other long-term liabilities (in thousands):

	December 31
	2006	2005
Deferred rent	$6,451	$1,456
Accrued restructuring, long-term portion	3,941	3,138
Deferred revenue, long-term portion	1,053	333
Other	1,026	325
Total other long-term liabilities	$12,471	$5,252

Note 5—Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (in thousands):

	December 31
	2006	2005
Accumulated net unrealized loss on marketable securities	$(8)	$(586)
Accumulated foreign currency translation adjustments	10,757	6,552
Accumulated other comprehensive income	$10,749	$5,966

Note 6—Restructuring Charges

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

For fiscal 2006, Advent recorded total restructuring charges of $3.7 million which primarily related to facility and exit costs associated with the relocation of its corporate headquarters facility in San Francisco during the fourth quarter of 2006. Restructuring charges in 2006 also included costs associated with exiting a portion of the Company’s facility in New Rochelle, New York, and an entire facility in Summit,

ADVENT SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

New Jersey, and adjustments to original estimates for facilities in San Francisco, California and New York, New York.

For fiscal 2005, Advent recorded total restructuring charges of $2.0 million consisting of facility and exit costs of $1.5 million related to the sub-leasing of one floor of the Company’s office in New York, New York and additional charges of $567,000 during 2005 primarily to adjust original estimates of facility maintenance expenses and real estate taxes of vacated facilities.

For fiscal 2004, Advent recorded total restructuring charges of $5.1 million consisting of $5.0 million to exit leased facilities, $0.9 million for the write-off of property and equipment, $136,000 for severance and benefits associated with the termination of nine employees, and net benefits of $893,000 to adjust original estimates for vacated facilities and severance charges.

The following table sets forth an analysis of the components of the restructuring charges and the payments and non-cash charges made against the accrual during fiscal 2004, 2005 and 2006 (in thousands):

			Property &
	Facility Exit	Severance and	Equipment
	Costs	Benefits	Abandoned	Total
Balance of restructuring accrual at December 31, 2003	$2,181	$164	$—	$2,345
Restructuring charges	5,027	136	863	6,026
Reversal of deferred rent related to facilities exited	272	—	—	272
Cash payments	(2,529)	(189)	—	(2,718)
Non-cash charges	—	—	(863)	(863)
Adjustment of prior restructuring costs	(794)	(99)	—	(893)
Balance of restructuring accrual at December 31, 2004	$4,157	$12	$—	$4,169
Restructuring charges	1,472	—	—	1,472
Reversal of deferred rent related to facilities exited	703	—	—	703
Cash payments	(2,351)	—	—	(2,351)
Adjustment of prior restructuring costs	572	(5)	—	567
Balance of restructuring accrual at December 31, 2005	$4,553	$7	$—	$4,560
Restructuring charges	3,549	—	—	3,549
Reversal of deferred rent related to facilities exited	666	—	—	666
Cash payments	(2,370)	—	—	(2,370)
Adjustment of prior restructuring costs	189	(3)	—	186
Balance of restructuring accrual at December 31, 2006	$6,587	$4	$—	$6,591

The accrued excess facility costs of $6.6 million are stated at estimated fair value, net of estimated sub-lease income of $7.8 million. Advent expects to pay the remaining obligations in connection with vacated facilities over the remaining lease terms, which will expire on various dates through 2012. Advent expects to pay the remaining severance and benefits in 2007.

ADVENT SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Income Taxes

The components of income (loss) before income taxes were as follows (in thousands):

	Fiscal Years
	2006	2005	2004
U.S.	$5,906	$17,375	$(12,021)
Foreign	(2,335)	(2,835)	(4,138)
Total	$3,571	$14,540	$(16,159)

The components of the provision for (benefit from) income taxes included (in thousands):

	Fiscal Years
	2006	2005	2004
Current:
Federal	$2,314	$203	$—
State	1,569	808	903
Foreign	380	347	303
Deferred:
Federal	(68,187)	—	—
State	(14,296)	—	—
Foreign	(811)	(953)	(1,186)
Total	$(79,031)	$405	$20

The effective income tax rate on earnings differed from the United States statutory tax rate as follows:

	Fiscal Years
	2006	2005	2004
Statutory federal rate	35.0%	35.0%	(35.0)%
State taxes	4.6	5.5	5.6
Stock compensation relating to incentive stock options and employee stock purchase plans	75.1	—	—
Research and development tax credits	(61.4)	(6.8)	(9.2)
Change in valuation allowance	(2,248.1)	(35.7)	34.7
California audit adjustment	(14.6)	—	—
Reserve adjustment due to statute closing	(17.8)	—	—
Foreign taxes	10.8	2.7	1.5
Other, net	3.3	2.1	2.5
Total	(2,213.1)%	2.8%	0.1%

As of December 31, 2006, Advent made no provision for a cumulative total of $1.7 million of undistributed earnings for certain non-U.S. subsidiaries, which are deemed to be permanently reinvested.

ADVENT SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	December 31
	2006	2005
Current deferred tax assets:
Deferred revenue	$440	$190
Other accrued liabilities and reserves	5,117	3,653
State taxes	—	(124)
Other	2,393	12
Valuation allowance	—	(3,731)
Total current	7,950	—
Non-current deferred tax assets:
Depreciation and amortization	15,403	16,388
Net operating losses, capital losses and credit carryforwards	68,796	82,846
Other	2,971	873
Valuation allowance	(11,576)	(99,995)
Total non-current	75,594	112
Deferred tax assets	83,544	112
Deferred tax liabilities	(225)	(1,122)
Net deferred tax assets (liabilities)	$83,319	$(1,010)

During the fourth quarter of 2006, management determined that $83.6 million of deferred tax assets that had previously been offset by a valuation allowance would more likely than not be realized in future periods. This assessment was primarily based on the Company’s consistently positive financial results over the previous eight quarters and a positive income outlook that is supported by recurring revenue streams. Therefore, the valuation allowance was decreased by $83.6 million in the fourth quarter of 2006.

The Company continues to maintain a valuation allowance against its deferred tax assets relating to capital losses and reserves of $9.3 million and certain state net operating losses of $2.3 million due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns. The capital loss carryforwards expire between 2007 and 2010. If it is determined in the future that it is more likely than not that these deferred tax assets will be realized, the valuation allowance will be further reduced.

At December 31, 2006, Advent had federal net operating loss carryforwards of approximately $118 million, which includes stock-based compensation deductions of $24 million. Utilization of these loss carryforwards, including losses obtained from acquisitions, is subject to certain limitations under the federal income tax laws. These net operating loss carryforwards expire between 2010 and 2024. Also at December 31, 2006, Advent had state net operating loss carryforwards in various states in which it files tax returns.

Advent also had federal research credits of $12.4 million which expire between 2019 and 2026 and California research credits of $9.7 million which do not expire.

Note 8—Commitments and Contingencies

Advent leases office space and equipment under non-cancelable operating lease agreements, which expire at various dates through December 2018. Some operating leases contain escalation provisions for

ADVENT SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adjustments in the consumer price index. Advent is responsible for maintenance, insurance, and property taxes. In January 2006, Advent entered into a lease agreement for the Company’s facilities located at 600 Townsend in San Francisco, California, and in October 2006, Advent extended its lease agreement for its facilities located at 619 West 54th Street in New York, New York. Future minimum payments and receipts under the non-cancelable operating leases consisted of the following at December 31, 2006 (in thousands):

	Future
	Lease Payments	Sub-lease Income	Net Lease Payments
2007	$8,350	$2,471	$5,879
2008	9,529	2,439	7,090
2009	7,083	1,761	5,322
2010	5,979	1,201	4,778
2011	5,073	801	4,272
Thereafter	21,925	310	21,615
Total	$57,939	$8,983	$48,956

Rent expense for fiscal 2006, 2005 and 2004 was $7.4 million, $6.7 million and $7.7 million, respectively, net of sub-lease income from non-restructured facilities of $108,000, $97,000 and $236,000 in fiscal 2006, 2005 and 2004, respectively.

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

ADVENT SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 9—Stock-Based Compensation

Stock-Based Compensation Expense in Fiscal 2006

Since the adoption of SFAS 123R, there have been no changes to the Company’s equity plans or modifications to outstanding stock-based awards.

As the stock-based compensation expense recognized on the consolidated statements of operations for fiscal 2006 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience over the last ten years. Previously, under SFAS 123, the Company recorded forfeitures as they occurred.

Prior to adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires that cash flows resulting from excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid.

ADVENT SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-based compensation expense related to stock options, SAR’s, ESPP and RSU’s was recognized on Advent’s consolidated statement of operations for fiscal 2006 as follows (in thousands, except per share data):

	Fiscal Year 2006
	Options,
	SAR’s
	ESPP(1)	RSU’s(2)	Total
Statement of operations classification
Cost of license and development fee revenues	$9	$1	$10
Cost of maintenance and other recurring revenues	910	62	972
Cost of professional services and other revenues	746	42	788
Total cost of revenues	1,665	105	1,770
Sales and marketing	4,605	187	4,792
Product development	2,906	152	3,058
General and administrative	3,824	152	3,976
Total operating expenses	11,335	491	11,826
Total stock-based employee compensation expense	$13,000	$596	$13,596
Tax effect on stock-based employee compensation	(2,298)	(236)	(2,534)
Net effect on net income	$10,702	$360	$11,062
Effect on net income per share:
Basic	$0.37	$0.01	$0.38
Diluted	$0.35	$0.01	$0.36

(1)          Represents the stock-based compensation expense impact of adopting SFAS 123R on January 1, 2006.

(2)          Represents the stock-based compensation expense impact from RSU’s. During 2006, the Company changed its employee equity compensation instruments from stock options to primarily a mix of SAR’s and RSU’s to minimize the dilutive effect from the Company’s equity plans on the Company’s common shares outstanding. As a result, the Company recorded stock-based compensation expense from RSU’s during 2006 which would have been recognized under APB 25, regardless of the Company’s adoption of SFAS 123R on January 1, 2006.

As of December 31, 2006, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimated forfeitures, was $24.5 million and is expected to be recognized through the remaining vesting period of each grant. As of December 31, 2006, the weighted average remaining period was 3.1 years.

Stock-Based Compensation Expense in Fiscal Periods Prior to the Adoption of SFAS 123R

Prior to the adoption of SFAS 123R, Advent used the intrinsic value-based method, as prescribed in APB 25, to account for all stock-based compensation plans, and the Company had adopted the disclosure-only alternative of SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.

ADVENT SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The pro forma information for the years ended December 31, 2005 and 2004, respectively, would have been as follows (in thousands, except per share data):

	Fiscal Years
	2005	2004
Net income (loss)—as reported	$14,135	$(16,179)
Total stock-based employee compensation expense determined under fair value based method for all options, net of tax(1)	(15,913)	(17,432)
Stock-based employee compensation expense included in reported net loss, net of tax	—	21
Net loss—pro forma	$(1,778)	$(33,611)
Net income (loss) per share
Basic—as reported	$0.46	$(0.49)
Diluted—as reported	$0.44	$(0.49)
Basic and diluted—pro forma:	$(0.06)	$(1.02)

(1)          Amounts are shown net of tax expense for fiscal 2005 and 2004.

Valuation Assumptions

Advent uses the Black-Scholes option pricing model to determine the fair value of equity compensation awards (stock options, restricted stock units (“RSU”) and stock appreciation rights (“SAR”)) and employee stock purchase plan shares, consistent with the provisions of SFAS 123R and SEC Staff Accounting Bulletin No. 107 (“SAB 107”).

The fair value of each equity award grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions:

	Fiscal Years
	2006		2005	2004
Stock Options/ Stock Appreciation Rights
Risk-free interest rate	4.3% - 5.1%		3.96%	3.10%
Volatility	42.7% - 48.	5%	60.5%	66.6%
Expected life	5 years		5 years	5 years
Expected dividends	None		None	None
Employee Stock Purchase Plan*
Risk-free interest rate	3.7% - 4.	2%	3.2%	1.8%
Volatility	34.4% - 36.	5%	30.6%	32.3%
Expected life	6 months		6 months	6 months
Expected dividends	None		None	None

*                    The ESPP periods begin every six months in the second and fourth quarter of each year.

Prior to the adoption of SFAS 123R, the Company used historical volatility in deriving its expected volatility assumption. The expected stock price volatility for fiscal 2006 was determined based on an equally weighted average of historical and implied volatility of the Company’s common stock. Advent determined that a blend of implied volatility and historical volatility is more reflective of the market

ADVENT SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

conditions and a better indicator of expected volatility than using purely historical volatility. The expected life for fiscal 2006, 2005 and 2004 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or SAR. The dividend yield assumption is based on the Company’s history of not paying dividends and the resultant future expectation of zero dividend payouts.

The fair value of RSU’s on the date of grant is the Advent share price.

Equity Award Activity

A summary of the status of the Company’s stock option, SAR and warrant activity for the period presented is as follows (in thousands except weighted average exercise price):

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	5,489	$19.26	5,710	$18.69	5,205	$18.51
Options & SAR’s granted	877	$29.00	1,403	$19.81	1,468	$19.29
Options & SAR’s exercised	(665)	$17.31	(1,099)	$16.42	(377)	$12.56
Options, SAR’s & warrants canceled	(409)	$32.67	(525)	$20.47	(586)	$22.60
Outstanding at end of year	5,292	$20.08	5,489	$19.26	5,710	$18.69
Exercisable at end of year	2,990	$18.22	2,685	$19.32	3,165	$18.54

The aggregate intrinsic value of options and SAR’s outstanding and exercisable as of December 31, 2006 was $81.7 million and $52.2 million, respectively. The intrinsic value is calculated as the difference between the Company’s closing stock price of $35.29 as of December 31, 2006 and the exercise price of the underlying awards for options or SAR’s that were in-the-money as of that date.

The weighted average grant date fair value of options & SAR’s, as determined under SFAS 123R, granted during the fiscal 2006 was $13.96 per share. The total intrinsic value of options exercised during fiscal 2006 was $10.2 million. The total cash received from employees as a result of employee stock option exercises during fiscal 2006 was approximately $11.5 million. No SAR’s were exercised during fiscal 2006.

ADVENT SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The options outstanding and currently exercisable by exercise price at December 31, 2006 were as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life (in years)	Price	Exercisable	Price
	(in thousands)			(in thousands)
$8.2920 - $14.0800	891	1.92	$10.54	825	$10.26
$14.209 - $17.9500	1,038	7.49	$17.41	402	$17.20
$18.060 - $18.8800	1,249	6.20	$18.52	878	$18.61
$18.950 - $25.5630	961	5.70	$21.06	659	$21.39
$27.4600 - $31.6000	913	9.16	$28.48	86	$30.25
$32.23 - $60.3750	240	6.51	$39.39	141	$43.05
	5,292	6.16	$20.08	2,990	$18.22

The equity awards available for grant for the periods presented were as follows (in thousands):

	2006	2005	2004
Beginning balance	3,068	2,509	2,736
Options authorized	—	1,582	655
Options & SAR’s granted	(877)	(1,403)	(1,468)
Options, SAR’s and warrants canceled	409	525	586
Option expired	(4)	(145)	—
RSU’s granted	(279)	—	—
RSU’s canceled	13	—	—
Warrants expired	(192)	—	—
Ending balance	2,138	3,068	2,509

During fiscal 2006, the Company granted RSU’s under its 2002 Stock Plan. A summary of RSU activity during 2006 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Outstanding at December 31, 2005	—	$—
RSU’s granted	279	$29.81
RSU’s canceled	(13)	$29.75
Outstanding at December 31, 2006	266	$29.81

None of the RSU’s outstanding at December 31, 2006 were vested.

The weighted average grant date fair value was determined based on the closing market price of the Company’s common stock on the date of the award. Aggregate intrinsic value of RSU’s outstanding at December 31, 2006 was $9.4 million, using the closing price of $35.29 per share as of December 31, 2006.

ADVENT SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Description of Plans

Stock Option Plans

Advent has equity awards outstanding under three stock option plans, the 2002 Stock Plan (the “Plan”), the 1998 Non-statutory Stock Option Plan (the “Non-statutory Plan”) and the 1995 Director Option Plan (the “Director Plan”).

The Plan.   On May 18, 2005, the Company’s stockholders approved the amendment and restatement of Advent’s 2002 Stock Plan, originally approved by the Board of Directors (the “Board”) and stockholders in February and May, respectively, of 2002. Under the Plan, the Company may grant options to purchase common stock to employees, consultants and directors. Options granted may be incentive stock options or non-statutory stock options and shall be granted at a price not less than fair market value on the date of grant. Fair market value (as defined in the Plan) and the vesting of these options shall be determined by the Board. The options generally vest over 5 years and expire no later than 10 years from the date of grant. The Company settles employee stock option exercises with newly issued common shares. The Plan permits the award of restricted stock, RSU’s, SAR’s, performance shares, and performance units under the Plan.

During 2006, Advent granted stock-settled RSU’s and SAR’s. The RSU’s are awards of restricted stock units that generally vest over four years in two equal installments on the second and fourth anniversaries of the date of grant. Upon vesting, the RSU’s will convert into an equivalent number of shares of common stock. The value of the RSU’s is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the four-year requisite service period. A SAR is the right to receive the appreciation in fair market value of common stock between the exercise date and the date of grant and generally vests over 5 years. Upon exercise, SAR’s will be settled in shares of Advent common stock. Unvested RSU’s and SAR’s on termination of employee employment are canceled and returned to the Plan.

Non-employee directors were eligible to receive option grants under the Director Plan, which terminated in November 2005. Effective April 1, 2005, each non-employee director became eligible to receive awards under the 2002 Plan of (i) an initial option grant of 30,000 shares upon joining the Board, which shall vest over four years with 25% of such shares vesting after one year of service and in equal monthly installments over the ensuing three years, and (ii) an annual grant of 12,000 shares vesting in twelve equal monthly installments. Upon retirement from the Board, unvested options are canceled and returned to the Plan. Effective February 26, 2007, each non-employee director became eligible to receive awards under the 2002 Plan (i) upon joining the Board, an initial one-time grant of 21,000 shares of SAR’s, which vest over four years with 25% of such shares vesting one year after date of grant and in equal monthly installments over the ensuing three years, and 4,500 shares of RSU, which vest over four years with 50% of such shares vesting two years after date of grant and 50% vesting four years after the date of grant; and (ii) annual grants of 8,400 shares of SAR’s and 1,800 shares of RSU’s, which vest 100% one year after date of grant. Upon retirement from the Board, unvested SAR’s and RSU’s are canceled and returned to the Plan.

Non-Statutory Plan.   In November 1998, the Board approved the 1998 Non-statutory Stock Option Plan and reserved 300,000 shares of common stock for issuance thereunder. Under the Company’s 1998 Non-statutory Plan, Advent may grant options to purchase common stock to employees and consultants, excluding persons who are executive officers and directors. Options granted are non-statutory stock options and shall be granted at a price not less than fair market value on the date of grant. Fair market value (as defined in the Non-statutory Plan) and the vesting of these options shall be determined by the

ADVENT SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Board. The options generally vest over 5 years and expire no later than 10 years from the date of grant. Unvested options on termination of employment are canceled and returned to the Non-statutory Plan. On February 26, 2007, the Board terminated the Non-statutory Plan.

Director Plan.   Advent’s Director Plan which expired on November 16, 2005, provided for the grant of non-statutory stock options to the Company’s non-employee directors (“outside directors”). As noted above, effective April 1, 2005, option grants to outside directors are issued under the 2002 Stock Plan.

Warrants

In March 2001, the Company issued a fully vested non-forfeitable stock purchase warrant to purchase a total of 191,644 shares of Advent common stock to a customer from whom Advent had revenue of approximately $70,000, $8,000 and $580,000 in 2006, 2005 and 2004, respectively. The warrant was issued for cash consideration of $5 million, which was the estimated Black-Scholes fair value. The warrant had an exercise price of $45.375 per share, was immediately exercisable, and expired unexercised in March 2006.

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

1995 ESPP

In the second quarter of 2003, Advent’s shareholders approved an amendment to the 1995 ESPP to increase the number of shares of common stock reserved for issuance by 600,000. Through October 5, 2005 when the plan expired, 1,245,289 shares had been issued out of a total of 1,500,000 shares of common stock reserved for issuance under the 1995 ESPP. The Company issued approximately 76,744 and 162,000 shares under the 1995 ESPP at average prices of $17.00 and $15.69 in 2005 and 2004, respectively.

2005 ESPP

On May 18, 2005 Advent’s shareholders approved the 2005 ESPP with 2,000,000 shares of common stock reserved for issuance. During fiscal 2006 and 2005, the Company issued 110,932 and 72,017 shares under the 2005 ESPP at an average price of $27.18 and $16.86, respectively. As of December 31, 2006, 1,817,051 shares were reserved for future issuance under the 2005 ESPP.

401(k) Plan

Advent sponsors a 401(k) Plan to provide retirement benefits for its U.S. employees. This Plan provides for tax-deferred salary deductions for eligible employees. Employees may contribute between 1% and 70% of their compensation to this Plan, limited by an annual maximum amount as determined by the Internal Revenue Service. The Company also makes a 50% matching contribution of up to 6% of employee compensation. The Company’s matching contributions to this plan totaled $1.8 million, $1.8 million, and $1.4 million for fiscal 2006, 2005 and 2004, respectively. In addition to the employer

ADVENT SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

matching contribution, Advent may make profit sharing contributions at the discretion of the Board of Directors. Advent did not make any profit sharing contributions in fiscal 2006, 2005 or 2004.

Note 10—Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Fiscal Years
	2006	2005	2004
Numerator:
Net income (loss)	$82,602	$14,135	$(16,179)
Denominator:
Denominator for basic net income (loss) per share-weighted average shares outstanding	29,003	31,031	32,944
Dilutive common equivalent shares:
Employee stock options and other	1,534	1,443	—
Denominator for diluted net income (loss) per share-weighted average shares outstanding, assuming exercise of potential dilutive common shares	30,537	32,474	32,944
Basic net income (loss) per share	$2.85	$0.46	$(0.49)
Diluted net income (loss) per share	$2.70	$0.44	$(0.49)

Weighted average stock options and SAR’s of approximately 1.0 million and 0.6 million were excluded from the computation of diluted net income per share for fiscal 2006 and 2005, respectively, because their inclusion would have been anti-dilutive. As the Company incurred net losses in fiscal 2004 gross outstanding options and warrants of 5.7 million were excluded from the calculation of diluted net loss per share as the effect would have been anti-dilutive.

Note 11—Common Stock Repurchase Programs

Advent’s Board has approved common stock repurchase programs authorizing management to repurchase shares of the Company’s common stock to enhance shareholder value. The timing and actual number of shares subject to repurchase are at the discretion of Advent’s management and are contingent on a number of factors and limitations, including the price of Advent’s stock, corporate and regulatory requirements, alternative investment opportunities and other market conditions. The stock repurchase programs specify a maximum number of shares subject to repurchase, do not have an expiration date and may be limited or terminated at any time without prior notice. Repurchased shares are returned to the status of authorized and un-issued shares of common stock.

ADVENT SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of the repurchase programs authorized by Advent’s Board during fiscal 2004, 2005 and 2006 (in thousands):

Number
of Shares
Date of Authorization	Authorized
May 2004	1,200
September 2004	800
February 2005	1,800
May 2005	1,000
April 2006	2,300
July 2006	1,500
Total	8,600

The following is a summary of the Company’s repurchase activity during fiscal 2004, 2005 and 2006 (in thousands, except per share data):

	Total		Average
	Number		Price
	of Shares		Paid Per
Fiscal Year	Repurchased	Cost	Share
2004	744	$11,899	$15.99
2005	2,835	$52,584	$18.55
2006	4,691	$148,602	$31.68
Total	8,270	$213,085	$25.77

As of December 31, 2006, approximately 330,000 shares were available to be repurchased under the most recent Board authorized share repurchase plan approved in July 2006. On February 9, 2007, the Company’s Board authorized the repurchase of up to an additional 2.25 million shares of outstanding common stock.

Note 12—Segment and Geographical Information

Description of Segments

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

ADVENT SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advent Investment Management is the Company’s core business and derives revenues from the development, marketing and sale of software products, data interfaces and related maintenance and services that automate, integrate and support certain mission-critical functions of investment management organizations. MicroEdge derives revenues from the sale of software and services for grant management, matching gifts and volunteer tracking for the grant-making community.

Segment Data

The results of the operating segments are derived directly from Advent’s internal management reporting system. The accounting policies used to derive operating segment results are substantially the same as those used by the consolidated company. Management measures the performance of each operating segment based on several metrics, including income (loss) from operations. These results are used, in part, to evaluate the performance of, and to assign resources to, each of the operating segments. Certain operating expenses, including stock-based compensation and amortization and impairment of developed technology and other intangibles, which Advent manages separately at the corporate level, are not allocated to the operating segments. Advent does not separately accumulate and review asset information by segment.

Segment information for the periods presented is as follows (in thousands):

	Fiscal Years
	2006	2005	2004
Net revenues:
Advent Investment Management	$162,609	$145,897	$130,358
MicroEdge	21,182	20,026	16,967
Other	302	2,778	2,665
Total net revenues	$184,093	$168,701	$149,990
Income (loss) from operations:
Advent Investment Management	$14,921	$9,599	$(74)
MicroEdge	5,361	2,979	675
Other	(1,902)	374	43
Unallocated corporate operating costs and expenses:
Stock-based compensation	(13,596)	—	—
Amortization and impairment of developed technology	(1,200)	(2,575)	(6,471)
Amortization and impairment of other intangibles	(3,866)	(4,041)	(12,237)
Total income (loss) from operations	$(282)	$6,336	$(18,064)
Depreciation expense:
Advent Investment Management	$7,026	$7,977	$7,730
MicroEdge	637	668	729
Other	35	39	31
Total depreciation expense	$7,698	$8,684	$8,490

Major Customers

No single customer represented 10% or more of Advent’s total net revenues in any fiscal year presented.

ADVENT SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geographic Information

Geographical information as of and for the periods presented is as follows (in thousands):

	December 31
	2006	2005	2004
Long-lived assets(1):
United States	$32,914	$19,153	$22,730
International	965	527	486
Total long-lived assets	$33,879	$19,680	$23,216

	Fiscal Years
	2006	2005	2004
Geographic net sales(2):
United States	$161,861	$150,051	$136,804
International	22,232	18,650	13,186
Total net sales	$184,093	$168,701	$149,990

(1)          Long-lived assets exclude goodwill, intangible assets, financial instruments and deferred tax assets.

(2)          Geographic net sales are based on the location to which the product is shipped.

Note 13—Related Party Transactions

Through December 28, 2004, Stephanie DiMarco, Chief Executive Officer of the Company, was a director of LatentZero. Effective December 28, 2004, Ms. DiMarco resigned her seat on LatentZero’s board. When purchasing certain Advent products, customers have the option to purchase LatentZero products to provide additional functionality. Based on sales of the LatentZero products by the Company, Advent pays a royalty fee to LatentZero. Advent made royalty payments to LatentZero of $0.5 million during fiscal 2004. The Company owed amounts to LatentZero totaling $0.2 million as of December 31, 2004. During fiscal 2004, Advent entered into a sub-lease agreement with LatentZero on one of Advent’s facilities in New York, New York. Sub-lease income from LatentZero was $70,000 for fiscal 2004. Accounts receivable from LatentZero was $11,000 as of December 31, 2004.

As of December 31, 2004, Citigroup, Inc. (“Citigroup”) owned approximately 12% of the voting stock of Advent. Effective December 1, 2005, Citigroup sold the Asset Management division of Citigroup Global Markets Inc. to Legg Mason, Inc. (“Legg Mason”). As of December 31, 2005, Citigroup owned less than 5% of the voting stock of Advent. Advent recognized approximately $2.1 million and $1.1 million of revenue from Citigroup during fiscal 2005 and 2004, respectively. The Company’s accounts receivable from Citigroup was $0.3 million and $0.7 million as of December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2006, Legg Mason owned approximately 15% and 17% of the voting stock of Advent, respectively. Advent recognized approximately $0.5 million and $0.4 million of revenue from Legg Mason during fiscal 2006 and 2005, respectively. The Company’s accounts receivable from Legg Mason were $10,000 and $0.1 million as of December 31, 2006 and 2005, respectively.

In addition, Advent acts as trustee for the company’s short-term disability plan—Advent Software California Voluntary Disability Plan (“VDI”). Fiscal 2006 employee withholdings and disbursements totaled $0.3 million, respectively. Fiscal 2005 employee withholdings and disbursements totaled $0.4 million and $0.2 million, respectively. As of December 31, 2006 and 2005, cash held by Advent related to

ADVENT SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the VDI was $0.3 million, respectively, which are included in “other assets” on the consolidated balance sheets.

Note 14—Subsequent Events

On February 9, 2007, the Company’s Board authorized the repurchase of up to an additional 2.25 million shares of outstanding common stock.

On February 14, 2007, Advent entered and certain of its subsidiaries into a senior secured credit facility agreement (the “Facility”) with Wells Fargo Foothill, Inc. (the “Lender”) for a term of three years. Under the Facility, the Lender will provide the Company with a revolving line of credit up to an aggregate amount of $75 million to fund the repurchase of outstanding common stock, working capital, capital expenditures and general corporate requirements. The Company has the option of selecting an interest rate for any drawdown under the Facility equal to either: (a) the Base Rate; or (b) the then applicable LIBOR Rate plus 1.50% per annum. The loan is secured by the Company’s property and assets and is subject to a financial covenant. The financial covenant in the Facility is limited to a maximum ratio of senior debt to adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA). Covenant testing will commence upon either the occurrence of an event of default or when excess availability under the Facility plus qualified cash and cash equivalents is less than $50 million.

From January 1, 2007 through February 28, 2007, the Company repurchased 361,000 shares of its common stock for a total cost of $13.3 million and an average price of $34.03.

Supplementary Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
2006(1)(2):
Net revenues	$43,656	$44,360	$45,877	$50,200
Gross margin	$30,192	$30,367	$30,636	$34,095
Income (loss) from operations	$1,049	$497	$328	$(2,156)
Net income	$3,402	$1,603	$952	$76,645
Net income per share—basic	$0.11	$0.05	$0.03	$2.79
Net income per share—diluted	$0.11	$0.05	$0.03	$2.62
2005(3)(4):
Net revenues	$39,389	$40,927	$42,776	$45,609
Gross margin	$27,356	$27,975	$30,244	$31,329
Income (loss) from operations	$(146)	$(658)	$4,931	$2,209
Net income	$737	$3,938	$5,846	$3,614
Net income per share—basic	$0.02	$0.13	$0.19	$0.12
Net income per share—diluted	$0.02	$0.13	$0.18	$0.11

(1)          Effective January 1, 2006, Advent adopted SFAS 123R, “Share-Based Payment”, which requires the recognition of the fair value of stock-based compensation in net income. Advent recorded stock-based compensation expense of $3.2 million, $3.5 million, $3.4 million and $3.5 million, in the first, second, third and fourth quarters of 2006, respectively.

(2)          The Company’s results of operations for the fourth quarter of 2006 included a benefit from income taxes of $78.0 million primarily as a result of releasing the valuation allowance against its deferred tax assets originally recorded in the fourth quarter of 2003. Additionally, Advent recorded a net restructuring charge of $3.4 million during the fourth quarter of 2006 primarily consisting of facility and exit costs related to exiting its former corporate facilities at 301 Brannan Street in San Francisco, California.

(3)          In the second quarter of 2005, Advent recorded a net restructuring charge of $1.5 million primarily consisting of facility and exit costs related to sub-leasing one floor of its office space in New York, New York.

(4)          In the fourth quarter of 2005, Advent incurred costs of approximately $1.0 million to settle the claims of certain former members and employees of Advent Outsource Data Management.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Remediation of material weaknesses in internal control over financial reporting

As of December 31, 2005, the Company identified the following material weaknesses in its assessment of the Company’s internal control over financial reporting:

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

Because of the above material weaknesses, management had concluded that the Company did not maintain effective internal control over financial reporting at December 31, 2005 based on the criteria set forth in the COSO Internal Control—Integrated Framework.

During 2006, the Company’s management implemented the following changes in internal control over financial reporting to address the material weaknesses in our internal control over financial reporting described above:

Income Taxes

•       Implemented quarterly controls to include the benefit from the reversal of the deferred tax liability associated with the amortization of intangible assets of our European subsidiaries in the calculation of our income tax provision;

•       Added additional resources and improved the Company’s internal expertise in the area of accounting for income taxes through the hiring of a new Tax Director, whose position was newly created, and a new Tax Manager;

•       Engaged external tax consultants to assist in the preparation and review of the quarterly and annual tax provision calculations and disclosures;

•       Maintained and improved the tax technical and accounting expertise of the internal tax department through attendance at tax seminars and review of technical literature disseminated by the Big 4 public accounting firms; and

•       Improved the documentation of the calculation, review and approval procedures for the quarterly and annual tax provision.

Stock-based compensation expense

•       Further standardization of the equity granting process through the formation of the Non-Executive Stock Option Committee which approves equity awards to non-executives within pre-established guidelines and budget;

•       Established a standardized communication process for identifying stock compensation agreements with non-standard vesting terms or performance vesting conditions between the Compensation Committee of the Board of Directors, human resources, business units and finance departments;

•       Upgraded and enhanced our E*Trade Equity Edge stock administration software;

•       Improved the skills, knowledge and experience available to the Company through attendance of stock administration training and conferences;

•       Utilized external consultants to validate our process for the calculation of stock-based compensation expense. Specifically, the Company used these additional resources to ensure that the calculation of stock-based compensation expense is adequately prepared. In addition, the Company has made available external consultants to provide equity compensation guidance to the Company’s management, when necessary;

•       Improved the level of expertise in the calculation and review of: i) option grant agreements, including stock compensation agreements with non-standard vesting terms or performance vesting conditions, and ii) preparation of our stock-based employee compensation expense recognized in the Company’s financial statements effective with the adoption of SFAS 123R in the first quarter of 2006 through the hiring of a stock administration manager and allocation of additional finance personnel to these areas; and

•       Improved the documentation of the calculation and accounting procedures for equity compensation.

As of December 31, 2006, we completed the execution of our remediation plan, evaluated and tested the effectiveness of the controls as of December 31, 2006, and determined that the material weaknesses described above have been remediated.

See “Management’s Report on Internal Control Over Financial Reporting” in Item 8.

Changes in internal control over financial reporting

The remediation of the aforementioned material weaknesses resulted in a change in our internal control over financial reporting during the quarter ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The information on Directors appearing under the heading “Corporate Governance” and “Proposal No. 1: Election of Directors” in the Notice of the 2007 Annual Meeting of Stockholders and 2007 Proxy Statement, to be filed pursuant to Rule 14a-6(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), in connection with the Company’s 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”), is incorporated by reference in this Annual Report on Form 10-K. Information required by this Item related to the executive officers can be found in the section captioned “Executive Officers of the Registrant” under Part I, “Item 1. Business” of this Annual Report on Form 10-K, and is also incorporated herein by reference. Information required by this Item regarding any material changes to the process by which security holders may recommend nominees to the Board of Directors appears under the heading “Procedural Matters” in our 2007 Proxy Statement and is incorporated herein by reference.

The information contained under the headings “Beneficial Security Ownership of Management and Certain Beneficial Owners” and “Compliance with Section 16(a) of the Exchange Act” in the 2007 Proxy Statement are incorporated by reference in this Annual Report on Form 10-K.

The current members of the audit committee are Terry H. Carlitz, James D. Kirsner, Wendell Van Auken (Chair) and William F. Zuendt, each of whom is “independent” as defined by current NASD listing standards. The Board has determined that all members of the audit committee are financial experts as defined by Item 401(h) of Regulation S-K of the Exchange Act and are independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

The Company has a code of business ethics and conduct that applies to all of the Company’s employees, including its Principal Executive Officer, Principal Financial and Accounting Officer and its Board of Directors. A copy of this code, “Code of Business Ethics and Conduct”, is available on the Company’s website at www.advent.com and may be found as follows:

1.                From our main web page, first click on “About Advent”;

2.                Next, click on “Investor Relations”;

3.                Next, click on “Corporate Governance”;

4.                Next, click on “Conduct”; and

5.                Finally, click on “Advent’s Code of Business Ethics and Conduct.”

The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website or by filing a Form 8-K.

Item 11.                 Executive Compensation

Information required by this Item is incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Stockholders, where it is included under the caption “Compensation Committee Matters.”

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Stockholders, where it is included under the captions “Beneficial Security Ownership of Management and Certain Beneficial Owners,” and “Equity Compensation Plan Information.”

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Stockholders, where it is included under the caption “Certain Relationships and Related Transactions” and “Corporate Governance.”

Item 14.                 Principal Accounting Fees and Services

Information required by this Item is incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Stockholders, where it is included under the caption “Fees to Independent Registered Public Accounting Firm.”

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report

1. Financial Statements

The following are included in Item 8:

2. Financial Statement Schedules

The following financial statement schedule for the years ended December 31, 2006, 2005 and 2004 should be read in conjunction with the consolidated financial statements of Advent Software, Inc. filed as part of this Annual Report on Form 10-K:

Schedule II

ADVENT SOFTWARE, INC

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2006, 2005 and 2004

		Additions
	Balance at	(Reductions)		Balance at
	Beginning	Charged to		End of
	of Period	Expense	Write-offs	Period
	(in thousands)
Allowance for doubtful accounts:
2004	$641	$36	$66	$611
2005	$611	$(436)	$29	$146
2006	$146	$988	$864	$270
Allowance for sales returns:
2004	$1,970	$4,623	$3,252	$3,341
2005	$3,341	$2,182	$2,470	$3,053
2006	$3,053	$(776)	$142	$2,135
Deferred tax asset valuation allowance:
2004	$86,728	$14,629	$—	$101,357
2005	$101,357	$2,369	$—	$103,726
2006	$103,726	$(92,150)	$—	$11,576

Schedules other than those listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

3. Exhibits

The following exhibits are filed as a part of, or incorporated by reference into this Form 10-K:

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger by and among Advent Softare, Inc. (“Advent”), Kayak Acquisition Corp., and Kinexus Corporation dated as of December 31, 2001	8-K	2/28/2002	2.1
3.1	Second Amended and Restated Certificate of Incorporation of Registrant	10-K	3/12/2001	3.1
3.2	Amended and Restated Bylaws of Registrant	8-K	1/23/2006	3.1
4.1	Specimen Common Stock Certificate of Registrant	SB-2	11/15/1995	***
10.1	Form of Indemnification Agreement for Executive Officers and Directors*	SB-2	11/15/1995	***
10.2	1992 Stock Plan, as amended*	S-8	5/28/1999	4.1
10.3	1993 Profit Sharing & Employee Savings Plan, as amended*	SB-2	11/15/1995	***
10.4	1995 Employee Stock Purchase Plan*	SB-2	11/15/1995	***
10.5	1995 Director Option Plan*	S-8	8/11/2000	4.1
10.6	2002 Stock Option Plan, as amended*	DEF 14A	4/22/2005	Appendix B
10.7	Severance Agreement between Advent and Peter M. Caswell dated December 10, 1993*	SB-2	11/15/1995	***
10.8	Agreement between Advent and Interactive Data Corporation dated January 1, 1995**	SB-2	11/15/1995	***
10.9	Office Lease dated August 1, 1998, between SOMA Partners, L.P. and Advent for facilities located at 301 Brannan in San Francisco, California	10-K	3/26/1999	10.14
10.10	Office Lease dated July 22, 1999, between 405 Lexington, L.L.C. and Advent for facilities located at 666 Third Avenue in New York, New York	10-K	3/17/2000	10.15
10.11	2005 Employee Stock Purchase Plan*	DEF 14A	4/22/2005	Appendix A
10.12	Office Lease dated January 6, 2006, between Toda Development, Inc. and Advent for facilities located at 600 Townsend Street in San Francisco, California.	8-K	1/12/2006	10.1

10.13	Executive Severance Plan dated March 14, 2006*	10-K	3/31/2006	10.13
10.14	Credit Facility				X
21.1	Subsidiaries of Advent				X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included on page 114 of this Form 10-K)				X
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002				X

*                                 Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

**                          Confidential treatment requested as to certain portions of this exhibit.

***                   Incorporated by reference to the exhibit filed with Advent’s registration statement filed on Form SB-2 (commission file number 33-97912-LA), declared effective on November 15, 1995.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 16th day of March, 2007.

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

Signature	Title	Date
/s/ STEPHANIE G. DIMARCO	Chief Executive Officer and President	March 16, 2007
Stephanie G. DiMarco	(Principal Executive Officer)
/s/ GRAHAM V. sMITH	Executive Vice President, Chief Financial	March 16, 2007
Graham V. Smith	Officer and Secretary
(Principal Financial and Accounting Officer)
/s/ A. GEORGE BATTLE	Director	March 16, 2007
A. George Battle
/s/ TERRY H. CARLITZ	Director	March 16, 2007
Terry H. Carlitz
/s/ JAMES D. KIRSNER	Director	March 16, 2007
James D. Kirsner
/s/ JAMES P. ROEMER	Director	March 16, 2007
James P. Roemer
/s/ JOHN H. SCULLY	Chairman of the Board	March 16, 2007
John H. Scully
/s/ WENDELL G. VAN AUKEN	Director	March 16, 2007
Wendell G. Van Auken
/s/ WILLIAM F. ZUENDT	Director	March 16, 2007
William F. Zuendt