Form 10-K/A
period 2006-12-31
ADVENT SOFTWARE INC /DE/
filed 2007-04-03
CIK 1002225

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐  Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Company’s Annual Report on Form 10-K (the “Original 10-K”) for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 16, 2007, to correct an inadvertent error in Note 14, “Subsequent Events”, to the consolidated financial statements. This Form 10-K/A corrects the disclosure of the average price of common stock repurchased during the period January 1, 2007 to February 28, 2007 to “$36.80” from “$34.03” in the Original 10-K. This amendment is not intended to update any other information presented in the Original 10-K.

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

Our principal executive offices are located at 600 Townsend Street, San Francisco, California 94103, and our telephone number is (415) 543-7696. In October 2006, we moved our San Francisco headquarters facility from 301 Brannan Street to 600 Townsend Street. Our internet address is www.advent.com. On our Investor Relations web site, which is accessible through www.advent.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports. All such filings on our Investor Relations web site are available free of charge. Information contained or referenced on our website is not incorporated by reference in and does not form a part of this Annual Report on Form 10-K/A. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC, 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Item 1A.                Risk Factors

Investors should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of, but are not limited to, these risks. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K/A filed with the SEC, including our consolidated financial statements and related notes thereto.

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

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion in conjunction with our consolidated financial statements and related notes. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended, including, but not limited to statements referencing our expectations relating to future revenues, expenses and operating margins. Forward-looking statements can be identified by the use of terminology such as “may,” “will,” “should,” “expect,” “plan” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other similar terms and the negative of such terms regarding beliefs, plans, expectations or intentions regarding the future. Forward looking statements include, among others, statements regarding growth in the investment management market and opportunities for us related thereto, future expansion, acquisition, divestment of or investment in other businesses, projections of revenues, future cost and expense levels, expected timing and amount of amortization expenses related to past acquisitions, the adequacy of resources to meet future cash requirements, estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, future client wins, future hiring and future product introductions. Such forward-looking statements are based on our current plans and expectations and involve known and unknown risks and uncertainties which may cause our actual results or performance to be materially different from any results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to the “Risk Factors” set forth in “Item 1A. Risk Factors” in this Form 10-K/A, as well as other risks identified from time to time in other Securities and Exchange Commission (“SEC”) reports. You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results, levels of activity or performance and represent our expectations only as of the date they are made.

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

From January 1, 2007 through February 28, 2007, the Company repurchased 361,000 shares of its common stock for a total cost of $13.3 million and an average price of $36.80.

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

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The information on Directors appearing under the heading “Corporate Governance” and “Proposal No. 1: Election of Directors” in the Notice of the 2007 Annual Meeting of Stockholders and 2007 Proxy Statement, to be filed pursuant to Rule 14a-6(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), in connection with the Company’s 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”), is incorporated by reference in this Annual Report on Form 10-K/A. Information required by this Item related to the executive officers can be found in the section captioned “Executive Officers of the Registrant” under Part I, “Item 1. Business” of this Annual Report on Form 10-K/A, and is also incorporated herein by reference. Information required by this Item regarding any material changes to the process by which security holders may recommend nominees to the Board of Directors appears under the heading “Procedural Matters” in our 2007 Proxy Statement and is incorporated herein by reference.

The information contained under the headings “Beneficial Security Ownership of Management and Certain Beneficial Owners” and “Compliance with Section 16(a) of the Exchange Act” in the 2007 Proxy Statement are incorporated by reference in this Annual Report on Form 10-K/A.

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

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report

1. Financial Statements

The following are included in Item 8:

2. Financial Statement Schedules

The following financial statement schedule for the years ended December 31, 2006, 2005 and 2004 should be read in conjunction with the consolidated financial statements of Advent Software, Inc. filed as part of this Annual Report on Form 10-K/A:

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

3. Exhibits

The following exhibits are filed as a part of, or incorporated by reference into this Form 10-K/A:

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger by and among Advent Softare, Inc. (“Advent”), Kayak Acquisition Corp., and Kinexus Corporation dated as of December 31, 2001	8-K	2/28/2002	2.1
3.1	Second Amended and Restated Certificate of Incorporation of Registrant	10-K	3/12/2001	3.1
3.2	Amended and Restated Bylaws of Registrant	8-K	1/23/2006	3.1
4.1	Specimen Common Stock Certificate of Registrant	SB-2	11/15/1995	***
10.1	Form of Indemnification Agreement for Executive Officers and Directors*	SB-2	11/15/1995	***
10.2	1992 Stock Plan, as amended*	S-8	5/28/1999	4.1
10.3	1993 Profit Sharing & Employee Savings Plan, as amended*	SB-2	11/15/1995	***
10.4	1995 Employee Stock Purchase Plan*	SB-2	11/15/1995	***
10.5	1995 Director Option Plan*	S-8	8/11/2000	4.1
10.6	2002 Stock Option Plan, as amended*	DEF 14A	4/22/2005	Appendix B
10.7	Severance Agreement between Advent and Peter M. Caswell dated December 10, 1993*	SB-2	11/15/1995	***
10.8	Agreement between Advent and Interactive Data Corporation dated January 1, 1995**	SB-2	11/15/1995	***
10.9	Office Lease dated August 1, 1998, between SOMA Partners, L.P. and Advent for facilities located at 301 Brannan in San Francisco, California	10-K	3/26/1999	10.14
10.10	Office Lease dated July 22, 1999, between 405 Lexington, L.L.C. and Advent for facilities located at 666 Third Avenue in New York, New York	10-K	3/17/2000	10.15
10.11	2005 Employee Stock Purchase Plan*	DEF 14A	4/22/2005	Appendix A
10.12	Office Lease dated January 6, 2006, between Toda Development, Inc. and Advent for facilities located at 600 Townsend Street in San Francisco, California.	8-K	1/12/2006	10.1

10.13	Executive Severance Plan dated March 14, 2006*	10-K	3/31/2006	10.13
10.14	Credit Facility	10-K	3/16/2007	10.14
21.1	Subsidiaries of Advent	10-K	3/16/2007	21.1
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included on page 114 of this Form 10-K/A)				X
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002				X

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

/

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 3rd day of April, 2007.

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

Signature	Title	Date
*	Chief Executive Officer and President	April 3, 2007
Stephanie G. DiMarco	(Principal Executive Officer)
/s/ GRAHAM V. sMITH	Executive Vice President, Chief Financial	April 3, 2007
Graham V. Smith	Officer and Secretary
(Principal Financial and Accounting Officer)
*	Director	April 3, 2007
A. George Battle
*	Director	April 3, 2007
Terry H. Carlitz
*	Director	April 3, 2007
James D. Kirsner
*	Director	April 3, 2007
James P. Roemer
*	Chairman of the Board	April 3, 2007
John H. Scully
*	Director	April 3, 2007
Wendell G. Van Auken
*	Director	April 3, 2007
William F. Zuendt

* By:	/s/ GRAHAM V. SMITH
Graham V. Smith Attorney-in-Fact