Form 10-Q
period 2007-03-31
ADVENT SOFTWARE INC /DE/
filed 2007-05-10
CIK 1002225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                                 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

or

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

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2007 was 27,177,550.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVENT SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31	December 31
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$42,961	$30,187
Marketable securities	—	24,881
Accounts receivable, net	35,169	41,336
Deferred taxes, current	7,950	7,950
Prepaid expenses and other	13,958	12,685
Total current assets	100,038	117,039
Property and equipment, net	28,007	27,338
Goodwill	98,812	98,382
Other intangibles, net	5,465	6,294
Deferred taxes, long-term	75,594	75,594
Other assets, net	14,837	15,000

Total assets	$322,753	$339,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,398	$5,083
Accrued liabilities	21,060	22,992
Deferred revenues	88,853	84,260
Income taxes payable	4,704	4,989
Total current liabilities	118,015	117,324
Deferred income taxes	161	225
Deferred revenue, long-term	2,273	1,053
Other long-term liabilities	10,845	11,418

Total liabilities	131,294	130,020

Commitments and contingencies (See Note 11)

Stockholders’ equity:
Common stock	270	272
Additional paid-in capital	311,955	309,993
Accumulated deficit	(131,972)	(111,387)
Accumulated other comprehensive income	11,206	10,749
Total stockholders’ equity	191,459	209,627

Total liabilities and stockholders’ equity	$322,753	$339,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31
	2007	2006
Net revenues:
Term license, maintenance and other recurring	$37,724	$31,171
Perpetual license fees	5,927	8,159
Professional services and other	4,328	4,326
Total net revenues	47,979	43,656

Cost of revenues:
Term license, maintenance and other recurring	9,032	7,917
Perpetual license fees	195	229
Professional services and other	5,873	4,924
Amortization of developed technology	364	394

Total cost of revenues	15,464	13,464

Gross margin	32,515	30,192

Operating expenses:
Sales and marketing	12,889	12,142
Product development	9,856	7,935
General and administrative	8,784	7,946
Amortization of other intangibles	474	979
Restructuring charges	562	141

Total operating expenses	32,565	29,143

Income (loss) from operations	(50)	1,049
Interest income and other expense, net	518	1,346

Income before income taxes	468	2,395
Provision for (benefit from) income taxes	29	(1,007)

Net income	$439	$3,402

Net income per share:
Basic	$0.02	$0.11
Diluted	$0.02	$0.11

Weighted average shares used to compute net income per share:
Basic	27,389	30,764
Diluted	28,756	31,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31
	2007	2006
Cash flows from operating activities:
Net income	$439	$3,402
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	3,246	3,174
Depreciation and amortization	2,790	3,540
Loss on dispositions of fixed assets	3	82
Provision for doubtful accounts	137	7
Reduction of sales returns	(6)	(717)
(Gain) loss on investments	(18)	35
Deferred income taxes	(65)	30
Other	13	(11)
Changes in operating assets and liabilities:
Accounts receivable	6,030	2,960
Prepaid and other assets	(1,117)	(3,876)
Accounts payable	(685)	(1,285)
Accrued liabilities	(2,505)	(19)
Deferred revenues	5,819	3,781
Income taxes payable	(284)	(1,843)

Net cash provided by operating activities	13,797	9,260

Cash flows from investing activities:
Net cash used in acquisitions	(1,022)	—
Purchases of property and equipment	(2,620)	(2,981)
Capitalized software development costs	—	(781)
Purchases of marketable securities	—	(17,379)
Sales and maturities of marketable securities	24,921	12,867
Change in restricted cash	—	(1,200)

Net cash provided by (used in) investing activities	21,279	(9,474)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,806	2,559
Repurchase of common stock	(30,120)	(33,712)

Net cash used in financing activities	(22,314)	(31,153)

Effect of exchange rate changes on cash and cash equivalents	12	23

Net change in cash and cash equivalents	12,774	(31,344)
Cash and cash equivalents at beginning of period	30,187	70,941

Cash and cash equivalents at end of period	$42,961	$39,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The condensed consolidated financial statements include the accounts of Advent Software, Inc. (“Advent” or the “Company”) and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated.

Advent has prepared these condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in these interim statements pursuant to such SEC rules and regulations. These interim financial statements should be read in conjunction with the audited financial statements and related notes included in Advent’s Annual Report on Form 10-K/A for the year ended December 31, 2006. Interim results are not necessarily indicative of the results to be expected for the full year, and no representation is made thereto.

These condensed consolidated financial statements include all adjustments necessary to state fairly the financial position and results of operations for each interim period shown. All such adjustments occur in the ordinary course of business and are of a normal, recurring nature.

Certain prior year amounts have been reclassified to conform to the current presentation. These reclassifications do not affect total net revenues, net income or stockholders’ equity. Specifically, as Advent is now more than halfway through its transition to a term license model (from a perpetual license model), the Company changed its presentation of revenues and associated cost of revenues during the first quarter of 2007 to more clearly show the growth of term license revenues. Historically, the Company has separated term license arrangement fees between license and maintenance revenue and allocated those revenues on a 55%/45% basis, respectively. As a result of the increasing significance of term license revenues for the Company, Advent has discontinued this practice during the first quarter of 2007, and now classifies all term license revenues, along with perpetual maintenance and other recurring revenues, in the caption “Term license, maintenance and other recurring” revenues. The Company believes the current presentation more clearly reflects its business as well as the principal underlying factors impacting long-term growth and predictability.

Advent currently categorizes its revenues as follows: “Term license, maintenance and other recurring,” “Perpetual license fees” and “Professional services and other.” Prior period amounts have been reclassified to conform to this current presentation.

Note 2—Recent Accounting Pronouncements

No recent accounting pronouncements have been issued which would currently have a material effect on Advent’s condensed consolidated financial position, results of operations, or cash flows.

Note 3—Stock-Based Compensation

Equity Award Activity

A summary of the status of the Company’s stock option and stock appreciation right (“SAR”) activity for the period presented follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Life	Value
	(in thousands)	Price	(in years)	(in thousands)

Outstanding at December 31, 2006	5,292	$20.08
Options & SAR’s granted	437	$36.85
Options & SAR’s exercised	(636)	$12.27
Options & SAR’s canceled	(158)	$23.80
Outstanding at March 31, 2007	4,935	$22.45	6.54	$63,376
Exercisable at March 31,2007	2,584	$20.06	5.02	$39,409

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $34.87 as of March 31, 2007 for options that were in-the-money as of that date.

The weighted average grant date fair value of options and SARs granted during the three months ended March 31, 2007 was $13.83 per share. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $14.2 million and $1.6 million, respectively. The total cash received from employees as a result of employee stock option exercises during the three months ended March 31, 2007 and 2006 was approximately $7.8 million and $2.6 million, respectively.

The Company settles exercised employee stock option and SARs with newly issued common shares.

A summary of the status of the RSUs for the three months ended March 31, 2007 is as follows:

		Weighted
	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value

Outstanding at December 31, 2006	266	$29.81

RSU’s granted	262	$36.94

RSU’s canceled	(8)	$30.92

Outstanding at March 31, 2007	520	$33.38

At March 31, 2007, none of the RSUs outstanding were vested.

The weighted average grant date fair value was determined based on the closing market price of the Company’s common stock on the date of the award. The aggregate intrinsic value of RSUs outstanding at March 31, 2007 was $18.1 million, using the closing price of $34.87 per share as of March 31, 2007.

Stock-Based Compensation Expense

The effect of stock-based employee compensation expense recognized on Advent’s condensed consolidated statement of operations for the first quarter of 2007 and 2006 were as follows (in thousands, except per share data):

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
Statement of operations classification
Cost of term license, maintenance and other recurring revenues	$247	$258
Cost of professional services and other revenues	175	205
Total cost of revenues	422	463

Sales and marketing	969	1,143
Product development	737	744
General and administrative	1,118	824
Total operating expenses	2,824	2,711

Total stock-based employee compensation expense	$3,246	$3,174

Tax effect on stock-based employee compensation	(1,053)	—	(1)

Net effect on net income	$2,193	$3,174

(1)             Assumes an effective tax rate of 0% for the three months ended March 31, 2006 due to the full valuation allowance established against the Company’s deferred tax assets during the fourth quarter of 2003. The valuation allowance was subsequently decreased during the fourth quarter of 2006.

Approximately $3,000 and $98,000 of stock-based compensation was capitalized as internal use software and software development costs, respectively, in the first quarters of 2007 and 2006.

As of March 31, 2007, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimated forfeitures, was $30.3 million and is expected to be recognized through the remaining vesting period of each grant, with a weighted average remaining period of 4.3 years.

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions:

	Three Months Ended March 31
Stock Options & SAR’s	2007	2006
Expected volatility	35.1% - 38.4%	46.3% - 48.5%
Expected life (in years)	4.58	4.9 - 5.4
Risk-free interest rate	4.5% - 4.8%	4.3% - 4.7%
Expected dividends	None	None

The expected stock price volatility was determined based on an equally weighted average of historical and implied volatility of the Company’s common stock. Advent determined that a blend of implied volatility and historical volatility is more reflective of the market conditions and a better indicator of expected volatility than using purely historical volatility. The expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The dividend yield assumption is based on the Company’s history of not paying dividends and the resultant future expectation of dividend payouts.

Note 4—Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the sum of weighted average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period, excluding the effect of any anti-dilutive securities. Potential common shares consist of the shares issuable upon the exercise of stock options and SARs, the vesting of restricted stock awards and from withholdings associated with the Company’s employee stock purchase plan. Potential common shares are reflected in diluted earnings per share by application of the treasury stock method, which in the current period includes consideration of unamortized stock-based compensation and windfall tax benefits, as a result of the implementation of SFAS 123R.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share data):

	Three Months Ended March 31
	2007	2006
Numerator:
Net income	$439	$3,402

Denominator:
Denominator for basic net income per share-weighted average shares outstanding	27,389	30,764

Dilutive common equivalent shares:
Employee stock options and other	1,367	1,055

Denominator for diluted net income per share-weighted average shares outstanding, assuming exercise of potential dilutive common shares	28,756	31,819

Basic net income per share	$0.02	$0.11
Diluted net income per share	$0.02	$0.11

For the quarters ended March 31, 2007 and 2006, weighted average stock options and RSUs of approximately 1.5 million and 1.3 million, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

Note 5—Goodwill

The changes in the carrying value of goodwill for the three months ended March 31, 2007 were as follows (in thousands):

Goodwill

Balance at December 31, 2006	$98,382
Additions	22
Translation adjustments	408

Balance at March 31, 2007	$98,812

Foreign currency translation adjustments totaling $408,000 reflect the weakening of the U.S. dollar versus European currencies during the first quarter of 2007. Additions to goodwill of $22,000 reflected an additional payment related to the acquisition of East Circle Solutions, Inc.

Note 6—Other Intangibles

The following is a summary of other intangibles as of March 31, 2007 (in thousands):

	Average
	Amortization	Other		Other
	Period	Intangibles,	Accumulated	Intangibles,
	(Years)	Gross	Amortization	Net

Purchased technologies	4.9	$13,556	$(12,776)	$780
Product development costs	3.0	3,001	(1,100)	1,901

Developed technology sub-total		16,557	(13,876)	2,681

Customer relationships	5.6	22,218	(19,441)	2,777
Other intangibles	2.5	307	(300)	7

Other intangibles sub-total		22,525	(19,741)	2,784

Balance at March 31, 2007		$39,082	$(33,617)	$5,465

The following is a summary of other intangibles as of December 31, 2006 (in thousands):

	Average
	Amortization	Other		Other
	Period	Intangibles,	Accumulated	Intangibles,
	(Years)	Gross	Amortization	Net

Purchased technologies	4.9	$13,556	$(12,665)	$891
Product development costs	3.0	3,001	(847)	2,154

Developed technology sub-total		16,557	(13,512)	3,045

Customer relationships	5.6	22,175	(18,952)	3,223
Other intangibles	2.5	307	(281)	26

Other intangibles sub-total		22,482	(19,233)	3,249

Balance at December 31, 2006		$39,039	$(32,745)	$6,294

The changes in the carrying value of other intangibles during the three months ended March 31, 2007 were as follows (in thousands):

	Other		Other
	Intangibles,	Accumulated	Intangibles,
	Gross	Amortization	Net

Balance at December 31, 2006	$39,039	$(32,745)	$6,294
Amortization	—	(838)	(838)
Translation adjustments	43	(34)	9

Balance at March 31, 2007	$39,082	$(33,617)	$5,465

Based on the carrying amount of intangible assets as of March 31, 2007, the estimated future amortization is as follows (in thousands):

	Nine
	Months Ended
	December 31	Years Ended December 31
	2007	2008	2009	2010	Total
Estimated future amortization of:
Developed technology	$925	$1,072	$494	$190	$2,681
Other intangibles	1,380	949	448	7	2,784

Total	$2,305	$2,021	$942	$197	$5,465

Note 7—Balance Sheet Detail

The following is a summary of prepaid expenses and other (in thousands):

	March 31	December 31
	2007	2006

Prepaid commission	$3,314	$3,121
Prepaid contract expense	3,534	2,704
Prepaid royalty	2,489	2,027
Other	4,621	4,833
Total prepaid expenses and other	$13,958	$12,685

The following is a summary of other assets, net (in thousands):

	March 31	December 31
	2007	2006

Long-term investments, gross	$13,800	$13,800
Accumulated write-downs due to other-than-temporary decline in value	(5,341)	(5,341)
Long-term investments, net	8,459	8,459
Long-term prepaid assets	3,581	4,098
Deposits	2,797	2,443

Total other assets	$14,837	$15,000

Long-term investments include equity investments in several privately held companies. These equity investments are carried at the lower of cost or fair value at March 31, 2007 and December 31, 2006. Deposits include restricted cash of $1.3 million to secure a bank letter of credit associated with the Company’s entry into a definitive lease agreement with Toda Development, Inc. (“Toda”) in January 2006 for its headquarters facility.

The following is a summary of accrued liabilities (in thousands):

	March 31	December 31
	2007	2006

Salaries and benefits payable	$8,531	$13,624
Accrued restructuring	3,318	2,650
Other	9,211	6,718

Total accrued liabilities	$21,060	$22,992

Accrued restructuring charges are discussed further in Note 9, “Restructuring Charges.” Other accrued liabilities include accruals for royalties, sales and business taxes, acquisition related costs, and other miscellaneous items.

The following is a summary of other long-term liabilities (in thousands):

	March 31	December 31
	2007	2006

Deferred rent	$6,852	$6,451
Accrued restructuring, long-term portion	2,926	3,941
Other	1,067	1,026

Total other long-term liabilities	$10,845	$11,418

Note 8—Comprehensive Income

The components of comprehensive income were as follows for the periods presented (in thousands):

	Three Months Ended March 31
	2007	2006

Net income	$439	$3,402
Unrealized gain on marketable securities	8	49
Foreign currency translation adjustment	449	998

Total comprehensive income	$896	$4,449

The components of accumulated other comprehensive income were as follows (in thousands):

	March 31	December 31
	2007	2006

Accumulated net unrealized loss on marketable securities	$—	$(8)
Accumulated foreign currency translation adjustments	11,206	10,757

Total accumulated other comprehensive income	$11,206	$10,749

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

During the three months ended March 31, 2007, Advent recorded a net restructuring charge of $562,000 due to the update of certain sub-lease assumptions for Advent’s prior San Francisco headquarters facility located at 301 Brannan Street, which the Company exited in October 2006. During the three months ended March 31, 2006, Advent recorded a net restructuring charge of $141,000 primarily to adjust original estimates for facilities in San Francisco, California and New York, New York.

The following table sets forth an analysis of the components of the payments and restructuring charges made against the accrual during the first quarter of 2007 (in thousands):

	Facility Exit	Severance &
	Costs	Benefits	Total

Balance of restructuring accrual at December 31, 2006	$6,587	$4	$6,591
Restructuring charges	476	—	476
Cash payments	(909)	—	(909)
Accretion adjustment	86	—	86

Balance of restructuring accrual at March 31, 2007	$6,240	$4	$6,244

Of the remaining restructuring accrual of $6.2 million at March 31, 2007, $3.3 million and $2.9 million are included in accrued liabilities and other long-term liabilities, respectively, on the accompanying condensed consolidated balance sheet. The remaining excess facility costs of $6.2 million are stated at estimated fair value, net of estimated sublease income of approximately $7.4 million. Advent expects to pay the remaining obligations associated with the vacated facilities no later than over the remaining lease terms, which expire on various dates through 2012.

Note 10—Common Stock Repurchase Program

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

The following table provides a summary of the repurchase activity during the first quarter of 2007 under the stock repurchase programs approved by the Board in July 2006 and February 2007 (in thousands, except per share data):

	Total Number
	of Shares		Average Price
	Purchased	Cost	Paid Per Share

Q1 2007	837	$30,120	$36.00

As of March 31, 2007, 1.7 million shares were available to be repurchased under the most recent Board authorized repurchase plan approved in February 2007.

Note 11—Commitments and Contingencies

Lease Obligations

Advent leases office space and equipment under non-cancelable operating lease agreements, which expire at various dates through December 2018. Some operating leases contain escalation provisions for adjustments in the consumer price index. Advent is responsible for maintenance, insurance, and property taxes. In March 2007, the Company executed an amendment to the lease agreement for its 600 Townsend Street headquarters facility whereby the Company will lease an additional 21,000 square feet. As of March 31, 2007, Advent’s remaining operating lease commitments through 2018 were approximately $52.2 million, net of future minimum rental receipts of $8.5 million to be received under non-cancelable sub-leases.

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

Note 12—Segment Information

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

Segment Data

The results of the operating segments are derived directly from Advent’s internal management reporting system. The accounting policies used to derive operating segment results are substantially the same as those used by the consolidated company. Management measures the performance of each operating segment based on several metrics, including income (loss) from operations. These results are used, in part, to evaluate the performance of, and to assign resources to, each of the operating segments. Certain operating expenses, including stock-based employee compensation expense, and amortization of developed technology and other intangibles, which Advent manages separately at the corporate level, are not allocated to the operating segments. Advent does not separately accumulate and review asset information by segment.

Segment information for the periods presented is as follows (in thousands):

	Three Months Ended March 31
	2007	2006
Net revenues:
Advent Investment Management	$42,555	$38,593
MicroEdge	5,424	4,852
Other	—	211

Total net revenues	$47,979	$43,656

Income (loss) from operations:
Advent Investment Management	$2,860	$5,113
MicroEdge	1,174	951
Other	—	(468)
Unallocated corporate operating costs and expenses:
Stock-based employee compensation	(3,246)	(3,174)
Amortization of developed technology	(364)	(394)
Amortization of other intangibles	(474)	(979)

Total income (loss) from operations	$(50)	$1,049

Major Customers

No single customer represented 10% or more of Advent’s total net revenues in any period presented.

Note 13—Related Party Transactions

As of December 31, 2006, Legg Mason owned approximately 17% of the voting stock of Advent. Advent recognized approximately $107,000 and $118,000 of revenue from Legg Mason during the first quarter of fiscal 2007 and 2006, respectively. The Company’s accounts receivable from Legg Mason were $252,000 and $10,000 as of March 31, 2007 and December 31, 2006, respectively.

Advent acts as trustee for the Company’s short-term disability plan—Advent Software California Voluntary Disability Plan (“VDI”). Employee withholdings were $95,000 and $123,000 during the three months ended March 31, 2007 and 2006, respectively. Disbursements were $83,000 and $68,000 during the three months ended March 31, 2007 and 2006, respectively. Cash held by Advent related to the VDI was $317,000 and $305,000 as of March 31, 2007 and December 31, 2006, respectively, and are included in “Other assets, net” on the condensed consolidated balance sheets.

Note 14—Line of Credit

On February 14, 2007, Advent and certain of its subsidiaries entered into a senior secured credit facility agreement (the “Facility”) with Wells Fargo Foothill, Inc. (the “Lender”) for a term of three years. Under the Facility, the Lender will provide the Company with a revolving line of credit up to an aggregate amount of $75 million to fund the repurchase of outstanding common stock, working capital, capital expenditures and general corporate requirements. The Company has the option of selecting an interest rate for any drawdown under the Facility equal to either: (a) the Base Rate; or (b) the then applicable LIBOR Rate plus 1.50% per annum. The loan is secured by the Company’s property and assets and is subject to a financial covenant. The financial covenant in the Facility is limited to a maximum ratio of senior debt to adjusted earnings before interest, taxes, depreciation, amortization (EBITDA), and non-cash stock-based employee compensation. Covenant testing will commence upon either the occurrence of an event of default or when excess availability under the Facility plus qualified cash and cash equivalents is less than $50 million. As of March 31, 2007, the Company has yet to draw down on the Facility.

Note 15—Income Taxes

On January 1, 2007, Advent adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As of January 1, 2007, Advent had $4.9 million of unrecognized tax benefits. If recognized, the portion of unrecognized tax benefits that would decrease the Company’s provision for income taxes and increase net income is $4.1 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of the federal tax benefit of state income tax items. The adoption resulted in no significant cumulative impact to accumulated deficit. As of March 31, 2007, Advent’s unrecognized tax benefits totaled $4.1 million and are included in “Income taxes payable” on the condensed consolidated balance sheet. The total unrecognized tax benefits at the beginning and the end of the first quarter of 2007 relate primarily to research and other California tax credits, various state net operating losses, and potential penalties and interest on amended state and local tax returns.

Advent recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within “Provision for (benefit from) income taxes” on the condensed consolidated statement of operations. As of March 31, 2007, the Company had $0.2 million of interest and penalties accrued associated with unrecognized tax benefits.

Advent is subject to taxation in the U.S. and various states and foreign jurisdictions. Advent is not under examination in any income tax jurisdiction at the present time.  The material jurisdictions that are subject to examination by tax authorities include California for tax years after fiscal 2001 and the U.S. and New York for tax years after 2002.

Note 16—Subsequent Event

On April 16, 2007, the Company, together with other LatentZero Limited (“LatentZero”) shareholders, entered into a conditional agreement to sell their ownership in LatentZero to royalblue group plc. The maximum possible consideration to the Company from the sale of its ownership interest in LatentZero is approximately $17 million, which is comprised of initial consideration of $10 million, payable at completion of the sale transaction and subject to certain closing contingencies and fees, and up to an aggregate $7 million of deferred contingent consideration for fiscal years 2007 and 2008. For fiscal 2007 and 2008, the payment of the deferred contingent consideration is dependent on the achievement of performance objectives related to revenue and operating profit. Consideration is denominated in Pounds Sterling (GBP) in the conditional agreement and the actual amounts of consideration in U.S. dollars to be received by the Company may differ depending on foreign exchange rates at the time of payment. On April 30, 2007, the sale transaction was completed and the Company received the initial consideration of $10 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion in conjunction with our consolidated financial statements and related notes. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended, including, but not limited to statements referencing our expectations relating to future revenues and expenses. Forward-looking statements can be identified by the use of terminology such as “may”, “will”, “should”, “expect”, “plan” “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or other similar terms and the negative of such terms regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include, among others: statements regarding growth in the investment management market and opportunities for us related thereto; future expansion, acquisition or investment in other businesses; projections of revenues, future cost and expense levels (including for the second quarter of 2007); expected timing and amount of amortization expenses related to past acquisitions; the adequacy of resources to meet future cash requirements; estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities; future client wins; future hiring; and future product introductions including those planned for 2007. Such forward-looking statements are based on our current plans and expectations, and involve known and unknown risks and uncertainties that may cause our actual results or performance to be materially different from any results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to, those set forth in “Item 1A. Risk Factors” in this Form 10-Q, as well as other risks identified from time to time in other Securities and Exchange Commission (“SEC”) reports. You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results, levels of activity or performance and represent our expectations only as of the date they are made.

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

Our business is organized into two reportable segments, Advent Investment Management (“AIM”) and MicroEdge. Advent Investment Management is our core business and derives revenues from the development, marketing and sale of software products, data interfaces and related maintenance and services that automate, integrate and support certain mission-critical functions of investment management organizations in the United States, Europe, Middle East and Africa. MicroEdge derives revenues from the sale of software and services for grant management, matching gifts and volunteer tracking for the grant-making community. For additional information regarding our reportable segments, see Note 12, “Segment Information,” to our condensed consolidated financial statements.

During the first quarter of 2007, we continued to execute on our strategy of strengthening and growing our core business.

We experienced continued demand for our products evidenced by the signing of 64 new customer agreements in the first quarter. We added 15 new customers for Advent Portfolio Exchange (“APX”), 5 new customers for Geneva, and achieved a new milestone for Moxy, our trade order management system, with 750 total customers now live on Moxy.

We continued to invest in product development during the first quarter of 2007, as we plan to launch more new products and new releases of existing products in 2007 than any other year in Advent’s history. Product development expenses were $9.9 million during the first quarter of 2007, which represented 21% of total net revenues, as compared to $7.9 million (or 18% of total net revenues) in the same quarter of 2006. During the first quarter of 2007, we launched Advent Revenue Center, an automated billing and revenue management solution. Advent Revenue Center automates and improves a client’s operational efficiency by simplifying the costly and lengthy billing process from managing multiple and diverse billing structures. This product, which integrates with both APX and Axys, is currently live at several client sites.

We are currently engaged in validation and beta cycles for major new releases of several key products, including APX, Geneva and Moxy. In the latter half of 2007, we plan to release Geneva 7.0, which offers improved workflow, a new user interface, and a new reporting front-end. The new release of Moxy, which is planned to be released mid—year, will feature a highly scalable, dot-net architecture as well as improved workflow and user interface. Later in 2007, we will be introducing two new products to the Advent suite of products: 1) a trading compliance solution; and, 2) an analytics solution that will enable managers to analyze not only the “how” but also the “why” of portfolio performance and make better informed investment choices.

Financial highlights of our first quarter of 2007 include:

•                  Term contract bookings were $9.8 million, an increase of 24% from $7.9 million in the first quarter of 2006. With an average term of 3.4 years, these first quarter contracts, once implemented, will add approximately $2.9 million in annual revenue;

•                  Revenues were $48.0 million, which was a 10% increase from $43.7 million in the same quarter of 2006;

•                  Revenues recognized from recurring sources represented 79% of total revenues for the first quarter of 2007, compared to 71% in the first quarter of 2006; and

•                  Cash provided by operating activities was $13.8 million, representing a 49% increase from $9.3 million in the first quarter of 2006.

Net revenues for the first quarter of 2007 grew 10% over the first quarter of 2006 while term license, maintenance and other recurring revenues were up 21% year over year. Despite our transition to a term licensing model, we have been able to show top-line growth, measured year over year, for two reasons:

•                  Our diverse mix of products allowed us to phase in term licensing by product; and

•                  We have a large installed base of customers, who we are not requiring to convert to term licenses for either products they already own, or when they expand the usage of products they already own, such as ordering additional seats.

We are in the process of converting the Company’s license revenues from a perpetual model to a term model, and during the three months ended March 31, 2007, quarterly term license revenues exceeded revenues from perpetual licenses for the first time. Under a perpetual pricing model, customers purchase a license to use our software indefinitely and generally we recognize all license revenue at the time of sale; maintenance is purchased under an annual renewable contract, and recognized ratably over the contract period. Under a term pricing model, customers purchase a license to use our software and receive maintenance for a limited period of time and we recognize all of the revenue ratably over the length of the contract. This has the effect of lowering revenues in the early stages of the transition, but increasing the total potential value of the customer relationship. Moving AIM’s new customer sales from a perpetual to a term licensing model has had the effect of lowering our reported revenue growth rates over the past two years and will, depending on our new term license bookings, continue to have an impact through 2007 and possibly 2008. However, because our products are used by customers for an average of approximately eight years, we believe this change to our business model is extremely significant for the long-term growth and value of the business. For example, over an eight- year period, a customer may enter into two or more contracts for the same software product and services under a term license model.

When a customer purchases a term license together with implementation services we do not recognize any revenue under the contract until the implementation services are substantially completed. If the implementation services are still in progress as of quarter-end, we will defer all of the contract revenues to a subsequent quarter. During the first quarter of 2007, we deferred net revenues of $3.3 million and deferred directly related expenses of $0.9 million. The impact of these deferrals on our operating income was approximately $2.4 million. As of March 31, 2007, we have deferred a total of approximately $12.6 million in net revenues and $3.8 million of directly related expenses (which are classified as “Deferred revenues” (short-term and long-term) and “Prepaid expenses and other,” respectively, on the condensed consolidated balance sheet) as the implementation services associated with the related term license arrangements were in progress as of March 31, 2007. As of December 31, 2006, $9.4 million and $2.9 million of net revenues and directly related expenses, respectively, were deferred.

The transition to a term model also has the effect of decreasing operating cash flows in the early stages of the transition. Under perpetual pricing, the entire license fee is generally billed and collected at the commencement of the arrangement. Under term pricing, a typical contract term is three years. We generally bill and collect license fees over the term of the arrangement in equal installments in advance of each annual period. The amount of the annual term billing is less than the perpetual billing, resulting in lower cash flows in the initial annual term license period. Annual term billing results in an increase in deferred revenues and an increase in operating cash flows at the commencement of each annual billing period.

During the first quarter of 2007, we recognized approximately 79% of total net revenue from recurring sources, which we define as revenues from term license, maintenance on perpetual licenses and other recurring. These recurring revenue sources provide us with increased ability to make strategic decisions to invest in our business while remaining confident that our operating results will be more predictable. As we are now more than half-way through our transition to a term licensing model, we have changed our presentation of revenue and associated cost of revenues during the first quarter of 2007 to more clearly show the nature and components of our revenues under a term licensing model and the predominance of revenue from recurring revenue sources. We believe the current presentation more clearly reflects our business as well as the principal underlying factors impacting our long-term growth and predictability. We currently categorize our revenues as follows: “Term license, maintenance and other recurring,” “Perpetual license fees” and “Professional services and other.”

Historically, we have separated term license arrangement fees between license and maintenance revenue. During the first quarter of 2007, we have discontinued this practice, and now report all term license revenues, along with perpetual maintenance and other recurring revenues, in the “Term license, maintenance and other recurring” revenues caption, which represent revenue from all of our recurring sources. Term license, maintenance and other recurring revenues increased to $37.7 million or 79% of total net revenues in the first quarter of 2007, compared to $31.2 million and 71%, respectively, in the same period of 2006.

The “Perpetual license fees” revenue caption principally includes revenue from:

•                  Perpetual license sales of Advent products into our existing installed base customers who have not yet converted to term;

•                  Perpetual license sales for MicroEdge products which are sold on a perpetual model; and

•                  Asset-based fees from fund administrators who licensed our software on a perpetual license basis.

We recorded stock-based compensation expense of $3.2 million, total amortization expense of $0.8 million, and restructuring charges of $0.6 million in the first quarter of 2007; these expenses totaled $4.6 million (or 10% of total net revenues). We achieved net income of $0.4 million, resulting in diluted earnings per share of $0.02. In addition, we generated operating cash flow of approximately $13.8 million during the first quarter of 2007.

In February 2007, our Board authorized the repurchase of up to an additional 2.25 million shares of outstanding common stock. During the first quarter of 2007, we repurchased 837,000 shares under our Board-authorized share repurchase plans for a total cash outlay of $30.1 million and an average price of $36.00.

Also in February 2007, we and certain of our domestic subsidiaries entered into a senior secured credit facility agreement (the “Facility”) with Wells Fargo Foothill, Inc. (the “Lender”). Under the Facility, we have a revolving line of credit up to an aggregate amount of $75 million, subject to a borrowing base formula, to provide backup liquidity for a period of three years for general corporate purposes, including stock repurchases, or investment opportunities. This Facility provides us with the flexibility to run our business with lower cash balances.

Looking forward, we continue to focus on improving our long-term profitability as we are now more than half-way through our transition to a term licensing model. While recent economic trends have been positive and our customers have been more willing to commit to new software purchases, improving our profitability will depend on our introducing new products, licensing software to new and existing customers, selling services to new and existing customers, and renewing license and maintenance contracts at similar levels to those we achieved during fiscal 2006. The success of our transition to a term license model will also depend on future renewal rates, which we will evaluate as our term license contracts expire. While we will continue our focus on managing costs, we will also continue to invest in areas of the business as we deem appropriate as reflected in our recent investments in new products.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements and related notes, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities.

On an ongoing basis, we evaluate the process we use to develop estimates. We base our estimates on historical experience and on other information that we believe are reasonable for making judgments at the time they are made. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.

We believe the following accounting policies contain the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

•                  Goodwill;

•                  Revenue recognition and deferred revenues;

•                  Income taxes;

•                  Stock-based compensation;

•                  Restructuring charges and related accruals;

•                  Impairment of long-lived assets;

•                  Legal contingencies; and

•                  Sales returns and accounts receivable allowances

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2007 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K/A for the year ended December 31, 2006, except for “Revenue recognition” and “Income taxes”.

Revenue recognition. We recognize revenue from term license, maintenance and other recurring; perpetual license fees, and professional services and other. We offer a wide variety of products and services to a large number of financially sophisticated customers. While many of our lower-priced license transactions, maintenance contracts, subscription-based transactions and professional services projects conform to a standard structure, many of our larger transactions are complex and may require significant review and judgment in our application of generally accepted accounting principles.

Software licenses. We recognize revenue from the licensing of software when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. We generally use a signed license agreement as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding order forms and signed contracts from the distributor’s customers. Revenue is recognized once shipment to the distributor’s customer has taken place and when all other revenue recognition criteria have been met. Delivery occurs when a product is delivered to a common carrier F.O.B shipping point. Some of our arrangements include acceptance provisions, and if such acceptance provisions are present, delivery is deemed to occur upon acceptance. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. We assess whether the collectibility of the resulting receivable is reasonably assured based on a number of factors, including the credit worthiness of the customer determined through review of credit reports, our transaction history with the customer, other available information and pertinent country risk if the customer is located outside the United States. Our standard payment terms are due at 180 days or less, but payment terms may vary based on the country in which the agreement is executed. Software licenses are sold with maintenance and, frequently, professional services.

Licenses.  We typically license our products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the number of site installations and the number of authorized users. We have continued our transition from selling mostly perpetual licenses to selling a mix of term and perpetual licenses, and we expect term license revenue to increase as a proportion of total recurring revenues (which we define as term license, maintenance and other recurring revenues) in the future. Term license revenue comprised approximately 19% and 8% of term license, maintenance and other recurring revenues during the first quarter of 2007 and 2006, respectively. Revenue recognition for software licensed under term and perpetual license models differs depending on which type of contract a customer signs:

•                  Term licenses

Term license contract prices include fees for both the software license and maintenance. We offer multi-year term licenses by which a customer makes a binding commitment that typically spans three years. For multi-year term licenses, we have not established VSOE of fair value for the term license and maintenance components and, as a result, in situations where we are also performing related professional services, we defer all revenue and directly related expenses under the arrangement until the professional services are substantially complete. At the point professional services are substantially completed, we recognize a pro-rata amount of the term license and maintenance revenue, professional services fees earned and related expenses, based on the elapsed time from the start of the term license to the substantial completion of professional services. Term license and maintenance revenue for the remaining contract years and the remaining deferred professional services revenue and related expenses are recognized ratably over the remaining contract length. When multi-year term licenses are sold and do not include related professional services, we recognize the entire term license and maintenance revenue ratably over the period of the contract term from the effective date of the license agreement assuming all other revenue recognition criteria have been met. Revenues from term licenses are included in “Term license, maintenance and other recurring” revenues on the condensed consolidated statement of operations.

•                  Perpetual licenses

We allocate revenue to delivered components, normally the license component of the arrangement, using the residual method, based on vendor specific objective evidence, or VSOE, of fair value of the undelivered elements (generally the maintenance and professional services components), which is specific to us. We determine the fair value of the undelivered elements based on the historical evidence of the Company’s stand-alone sales of these elements to third parties. If VSOE of fair value does not exist for any undelivered elements, then the entire arrangement fee is deferred until delivery of that element has occurred. Revenues from perpetual licenses are included in “Perpetual license fees” revenue on the condensed consolidated statement of operations.

Certain of our perpetual and term license contracts include asset-based fee structures that provide additional revenues based on the assets that the client manages using our software (“Assets Under Administration” or “AUA”).  Contracts containing an AUA fee structure have a defined measurement period which requires the client to self report actual AUA in arrears of the specified period. AUA fees above the stated minimum fee for the same period are considered incremental fees. Because incremental fees are not determinable until the conclusion of the measurement period, they are both earned and recognized in arrears, on a quarterly or annual basis. Incremental fees from perpetual AUA contracts are included in “Perpetual license fees” on the condensed consolidated statement of operations.  Incremental fees from term AUA contracts are included in “Term license, maintenance and other recurring revenue” revenue on the condensed consolidated statement of operations.

For certain term AUA contracts signed in 2006, which will be entering the second year of the arrangement in 2007, we began accruing the minimum AUA component of the fees in the applicable period during the first quarter of 2007 rather than in arrears as was the treatment for earlier contracts. We have gained more experience in working with these types of arrangements and are able to conclude that the minimum fees are fixed and determinable. The change in the first quarter of 2007 to our revenue recognition practice to start to accrue for minimum fees is based on an affirmative experience with all existing AUA-based arrangements where our historical experience has shown that we have received the AUA report, invoiced the client for both the minimum and incremental amounts, and received payment in all of the cases.  Therefore, beginning in the first quarter of 2007, we will recognize AUA contract minimum fees in the period to which they are applicable, whereas we will continue recognizing incremental fees in arrears once our clients contractually report them to us, because the incremental fees are not determinable until reported. The impact of this change for the first quarter of 2007 was an increase to term license revenue of approximately $25,000.

For existing term license arrangements signed prior to 2006 which are in their second or third year where we had previously begun billing in arrears of the measurement period, we will continue to recognize revenue for the minimum (and incremental) value of the AUA fees upon receipt of the customer’s AUA report.

Maintenance and other recurring revenues. We offer annual maintenance programs on perpetual licenses that provide for technical support and updates to our software products. Maintenance fees are bundled with perpetual license fees in the initial licensing year and charged separately for renewals of annual maintenance in subsequent years. Fair value for maintenance is based upon renewal rates stated in the perpetual license contracts or, in limited cases, separate sales of renewals to customers. Generally, we recognize maintenance revenue ratably over the contract term.

We offer other recurring revenue services that are either subscription-based or transaction-based, and primarily include the provision of software interfaces to, and the capability to download securities information from, third party data providers. We recognize revenue from recurring revenue transactions either ratably over the subscription period or as the transactions occur.

Maintenance and other recurring revenues are included in the caption “Term license, maintenance and other recurring” revenues on the consolidated statement of operations.

Professional services and other revenues. We offer a variety of professional services that include project management, implementation, data conversion, integration, custom report writing and training. We base fair value for professional services upon separate sales of these services to customers. Our professional services are generally billed based on hourly rates together with reimbursement for travel and accommodation expenses. We recognize revenue as professional services are performed, except in the case of multi-year term license contracts which are described in the “term licenses” section above. Certain professional services arrangements involve acceptance criteria and in these cases, revenue and related expenses are recognized upon acceptance. Professional services and other revenues also include revenue from our user conferences.

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

We recognize interest and penalties accrued on unrecognized tax benefits as well as interest received form favorable settlements within “Provision for (benefit from) income taxes” on the condensed consolidated statement of operations. We are subject to audits by state, federal and foreign tax authorities. Our estimates for the potential outcome of any uncertain tax matter are judgmental. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters.  However, our future results may include adjustments to our estimated tax liabilities.

Recent Accounting Pronouncements

No recent accounting pronouncements have been issued which would currently have a material effect on our condensed consolidated financial position, results of operations, or cash flows.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

The following table sets forth, for the periods indicated, certain financial information as a percentage of total net revenues. The financial information and the ensuing discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto:

	Three Months Ended March 31
	2007	2006
Net revenues:
Term license, maintenance and other recurring	79%	71%
Perpetual license fees	12	19
Professional services and other	9	10

Total net revenues	100	100

Cost of revenues:
Term license, maintenance and other recurring	19	18
Perpetual license fees	0	1
Professional services and other	12	11
Amortization of developed technology	1	1

Total cost of revenues	32	31

Gross margin	68	69

Operating expenses:
Sales and marketing	27	28
Product development	21	18
General and administrative	18	18
Amortization of other intangibles	1	2
Restructuring charges	1	0

Total operating expenses	68	67

Income (loss) from operations	(0)	2
Interest income and other expense, net	1	3

Income before income taxes	1	5
Provision from (benefit from) income taxes	0	(2)

Net income	1%	8%

NET REVENUES

	Three Months Ended March 31
	2007	2006	Change
Total net revenues (in thousands)	$47,979	$43,656	$4,323

Our net revenues are made up of three components: term license, maintenance and other recurring; perpetual license fees; and, professional services and other.

Historically, our components of revenue varied as a percentage of net revenues due principally to the relative size and timing of individual perpetual software licenses and the timing of new product introductions. In addition, the size of client implementations, the resulting proportion of the maintenance and professional services components of license transactions and the amount of client use of pricing and related data can impact variability. We are now more than halfway through our transition to a term licensing model, and we expect that in 2007 and beyond, over 80% of our net revenues will come from our recurring revenue sources and that perpetual license fees will decrease as a percentage of net revenues. As we substantially complete our transition to term licensing in fiscal 2009, we expect less variability between our major categories of revenues because the variation from large perpetual license deals will decrease.

We expect total net revenues for the second quarter of 2007 to be between $49 million and $51 million.

Term License, Maintenance and Other Recurring Revenues

	Three Months Ended March 31
(in thousands, except percent of total net revenues)	2007	2006	Change

Term license revenues	$7,012	$2,468	$4,544
Maintenance revenues	20,504	19,424	1,080
Other recurring revenues	10,208	9,279	929
Total term license, maintenance and other recurring revenues	$37,724	$31,171	$6,553
Percent of total net revenues	79%	71%

Term license revenues, which includes software license and maintenance fees, increased $4.5 million or 184% during the first quarter of 2007 compared to the same quarter in 2006, and represented 19% of total term license, maintenance and other recurring revenues as compared to 8% in the first quarter of 2006. As we sell more products on a term license model, we defer a greater portion of license revenue over the term of the contract, instead of recognizing the license revenue up front as with perpetual licenses. In addition, in multi-year term licenses where we perform professional services, we defer all revenue and directly related expenses until the professional services are complete. The net effect, assuming most customers renew their contracts upon expiration of the initial term, is to build a long-term recurring revenue stream and also enhance predictability. We continue to sign more contracts on a term basis as term license bookings were $9.8 million in the first quarter of 2007 compared to $7.9 million in the same period of 2006.

Maintenance revenues increased $1.1 million or 6% during the first quarter of 2007 compared to the same quarter of 2006, reflecting the impact of price increases on annual perpetual maintenance renewals purchased by our installed customer base and, to a lesser extent, an increase in new perpetual maintenance support contracts, partially offset by maintenance de-activations and downgrades. We disclose our maintenance renewal rate one quarter in arrears in order to include substantially all payments received against the maintenance invoices for that quarter. Our maintenance renewal rate has been in the range of 88% to 92% over the past five quarters and was 92% for the fourth quarter of 2006.

Other recurring revenues increased $0.9 million or 10% during the first quarter of 2007, as a result of an increase in the amount of revenue we receive from transaction charges generated by a partner using our software, as well as growth in our subscription and data management revenue streams, especially Advent Custodial Data (ACD).

We expect that term license, maintenance and other recurring revenues will increase in the second quarter of 2007 compared to the first quarter as we anticipate additional term license revenue as we continue to layer revenue into our term license model, and higher maintenance revenues from a higher volume of contracts and expected price increases.

Perpetual License Fees

	Three Months Ended March 31
	2007	2006	Change
Perpetual license fees (in thousands)	$5,927	$8,159	$(2,232)
Percent of total net revenues	12%	19%

Although we believe the overall economic outlook and conditions within the financial services industry remained positive in the first quarter of 2007, which resulted in continuing capital expenditures by our customers, the transition of our core products to a term pricing model has resulted in a decrease in perpetual license fees to $5.9 million in the first quarter of 2007, compared to $8.2 million in the same quarter of 2006. Incremental AUA fees from perpetual licenses included in the “Perpetual license fees” caption were $1.8 million in the first quarter of 2007 and were flat with the same quarter of 2006.

We expect perpetual license fees in the second quarter to be approximately flat compared to the first quarter.

Professional Services and Other Revenues

	Three Months Ended March 31
	2007	2006	Change
Professional services and other revenues (in thousands)	$4,328	$4,326	$2
Percent of total net revenues	9%	10%

Professional services and other revenues primarily include consulting, project management, custom integration, custom work, and training. Professional services projects related to Axys, Moxy and Partner products generally can be completed in a two- to six-month time period, while services related to Geneva and APX products may require a four- to nine-month implementation period.

In the first quarter of 2007, increases in our general consulting and project management revenues associated with Advent Office and Geneva implementations were offset by the net deferral of professional services revenue for services performed on term license implementations. When services are performed with term license implementations, service revenue is deferred until the implementation is complete. Then service revenues are recognized over the remaining license term. We have experienced an increase in implementation services after the launch of our APX product and the sales success of our Geneva product, which are sold under a term license model. There were more term license implementation projects in progress at March 31, 2007 compared with March 31, 2006, and as a result there was a significant increase in the deferral of professional services revenue. We deferred net professional services revenue of approximately $2.1 million in the first quarter of 2007 as compared to $1.4 million in the same period of 2006. We expect that revenues from professional services and other will be flat to slightly up in the second quarter of 2007 relative to the first quarter as we expect to recognize revenue from  service implementation projects for term licenses that commenced in 2006 deals which we will complete during the second quarter of 2007.

Revenues by Segment

	Three Months Ended March 31
(in thousands)	2007	2006	Change

Advent Investment Management	$42,555	$38,593	$3,962
MicroEdge	5,424	4,852	572
Other	—	211	(211)

Total net revenues	$47,979	$43,656	$4,323

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

The 10% increase in AIM’s revenue in the three months ended March 31, 2007 primarily reflects generally healthy economic conditions and growth in financial markets, as well as the continued focus on selling our Axys, APX, Moxy, Partner and Geneva products. AIM’s revenue increase during the first quarter of 2007 also reflected an increase in new maintenance support contracts as a result of new license deals and price increases for maintenance contracts from our installed customer base, partially offset by attrition from within our existing installed customer base.

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

The 12% increase in MicroEdge revenue in the first quarter of 2007 reflects the generally healthy economic conditions and general trend of increased charitable contributions that has persisted for the past few years. This increase in charitable contributions received by the foundations sector has enabled foundations to increase their information technology expenditures which resulted in the increase in MicroEdge revenue in the first quarter of 2007.

The revenue decrease in our “Other” segment resulted from the winding down of the soft dollar component of our broker/dealer subsidiary in fiscal 2006.

COST OF REVENUES

	Three Months Ended March 31
	2007	2006	Change
Total cost of revenues (in thousands)	$15,464	$13,464	$2,000
Percent of total net revenues	32%	31%

Our cost of revenues is made up of four components: cost of term license, maintenance and other recurring; cost of perpetual license fees; cost of professional services and other; and amortization of developed technology.

Cost of Term License, Maintenance and Other Recurring

	Three Months Ended March 31
	2007	2006	Change
Cost of term license, maintenance and other recurring (in thousands)	$9,032	$7,917	$1,115
Percent of total term license, maintenance and recurring revenue	24%	25%

Cost of term license fees consists primarily of royalties and other fees paid to third parties, the fixed direct labor involved in producing and distributing our software, and cost of product media including duplication, manuals and packaging materials. Cost of maintenance and other recurring revenues is primarily comprised of the direct costs of providing technical support and other services for recurring revenues and royalties paid to third party subscription-based and transaction-based vendors. The increase in dollar amount in the first quarter of 2007 was primarily due to an increase in compensation and related costs including bonuses and fringe benefits of $1.2 million as a result of an increase in headcount. This increase in headcount enables us to improve the services we provide to our clients in their day-to-day use of our software.

We expect cost of term license, maintenance and other recurring revenue in the second quarter of 2007 to increase slightly in dollar amount as compared to the first quarter due to higher payroll expenses from annual merit increases and the continued hiring of personnel to provide technical support to our growing installed base of customers.

Cost of Perpetual License Fees

	Three Months Ended March 31
	2007	2006	Change

Cost of perpetual license fees (in thousands)	$195	$229	$(34)
Percent of total perpetual license revenues	3%	3%

Cost of perpetual license fees consists primarily of royalties and other fees paid to third parties, the fixed direct labor involved in producing and distributing our software, and cost of product media including duplication, manuals and packaging materials. The cost of perpetual license fees has remained consistent with the same period in the prior fiscal year. We expect cost of perpetual license fees to be flat in the second quarter of 2007.

Cost of Professional Services and Other

	Three Months Ended March 31
	2007	2006	Change
Cost of professional services and other (in thousands)	$5,873	$4,924	$949
Percent of total professional services and other revenues	136%	114%

Cost of professional services and other revenue consists primarily of personnel related costs associated with the client services organization in providing consulting, custom report writing and conversions of data from clients’ previous systems. Also included are direct costs associated with third-party consultants and travel expenses. The increase in the first quarter of 2007 reflects increases in payroll related expenses of $0.6 million as a result of the increase in headcount to address the general increase in demand for consulting and training services demanded as a result of higher license sales. Consistent with the increase in headcount, recruiting costs increased by $264,000 during the first quarter of 2007. In addition, travel expenses increased by $130,000 during the three months ended March 31, 2007 due to travel associated with more service projects.

These cost increases were partially offset by larger net deferrals of professional services costs under SOP 97-2 related to services performed on term license implementations. We have experienced an increase in implementation services with the launch of our APX product and sales of our Geneva product, which are principally sold under the term license model. As there were more term license implementation projects in progress as of March 31, 2007 compared to March 31, 2006, we have experienced an increase in the deferral of professional service costs. We deferred net professional service costs of $0.8 million during the three months ended March 31, 2007, compared to $0.5 million in the same period of 2006.

Gross margins for the first quarter of 2007 were reduced by the larger deferral of professional services revenues and costs under SOP 97-2, as we defer only the direct costs associated with services performed on term license arrangements. As a result, indirect costs such as management and other overhead expenses are recognized in the period in which they are incurred, with no revenue to offset them. In addition, we have added headcount in our consulting group. Since these new employees undergo a training period typically of six months before becoming fully billable, their associated costs have a near-term negative impact on gross margins.

We expect cost of professional services and other in the second quarter of 2007 to increase as compared to the first quarter due to higher payroll expenses from annual merit increases and the continued hiring of consultants to support product implementations.

Amortization of Developed Technology

	Three Months Ended March 31
	2007	2006	Change
Amortization of developed techology (in thousands)	$364	$394	$(30)
Percent of total net revenues	1%	1%

Amortization of developed technology represents amortization of acquisition-related intangible assets and internal product development costs.  The decrease in amortization of developed technology reflected technology related intangible assets from prior acquisitions becoming fully amortized during fiscal 2006. We expect amortization of developed technology to be slightly lower in the second quarter of 2007 as compared to the first quarter.

OPERATING EXPENSES

Sales and Marketing

	Three Months Ended March 31
	2007	2006	Change
Sales and marketing (in thousands)	$12,889	$12,142	$747
Percent of total net revenues	27%	28%

Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars. The increase in expenses in the first quarter of 2007 was primarily due to increases in payroll and other related costs of $917,000 as a result of an increase in headcount to 169 at March 31, 2007 from 148 at March 31, 2006. This was partially offset by a decrease in broker fees of approximately $384,000 during the first quarter of 2007, associated with the winding down of our soft dollar business in fiscal 2006. We expect sales and marketing expenses to be up slightly in the second quarter of 2007 relative to the first quarter due to increased marketing spending, and payroll costs from additional headcount and annual merit increases.

Product Development

	Three Months Ended March 31
	2007	2006	Change

Product development (in thousands)	$9,856	$7,935	$1,921
Percent of total net revenues	21%	18%

Product development expenses consist primarily of salary and benefits for our development staff as well as contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services. We account for product development costs in accordance with SFAS 2, “Accounting for Research and Development Costs”, and SFAS 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, which specifies that costs incurred to develop computer software products should be charged to expense as incurred until technological feasibility is reached for the products. Once technological feasibility is reached, all software costs should be capitalized until the product is made available for general release to customers. The capitalized costs will be amortized using the greater of the ratio of the product’s current gross revenues to the total of current expected gross revenues or on a straight-line basis over the software’s estimated economic life of approximately three years.

The increase in product development expense during the first quarter of 2007 was primarily due to increases in payroll and other related costs of $2.0 million, as a result of an increase in headcount to help us meet our expanded new product delivery schedules for fiscal 2007 and less capitalization of product development costs in the first quarter of 2007. We capitalized zero costs related to product development during the first quarter of 2007 as we had no products in their final beta stage, compared to $0.9 million in the first quarter of 2006. We expect product development expenses to be down slightly in the second quarter of 2007 as compared to the first quarter due to increased amounts capitalized under SFAS 86, partially offset by higher payroll expenses from annual merit increases.

General and Administrative

	Three Months Ended March 31
	2007	2006	Change
General and administrative (in thousands)	$8,784	$7,946	$838
Percent of total net revenues	18%	18%

General and administrative expenses consist primarily of personnel costs for finance, administration, operations and general management, as well as legal and accounting expenses. The increase in expenses in the first quarter of 2007 is primarily due to the increase in payroll and other related costs of $1.3 million as a result of an increase in headcount, as well as increased business taxes of $0.4 million. This increase was offset by a decrease in rent and building related expense of $0.8 million for the three months ending March 31, 2007 as we are no longer incurring rent and facility expenses related to our prior San Francisco headquarters facility located at 301 Brannan Street, which we exited in October 2006. We entered into a definitive lease agreement in January 2006 for our new headquarters facility located at 600 Townsend Street in San Francisco, California resulting in rent expense at both 600 Townsend and our prior headquarters facility causing higher rent expense for the first quarter of 2006. We expect general and administrative expenses to be down slightly in the second quarter of 2007 due to lower audit fees and business and payroll taxes as compared to the first quarter, partially offset by higher payroll expenses from annual merit increases.

Amortization of Other Intangibles

	Three Months Ended March 31
	2007	2006	Change
Amortization of other intangibles (in thousands)	$474	$979	$(505)
Percent of total net revenues	1%	2%

Amortization of other intangibles represents amortization of non-technology related intangible assets. The decrease in amortization of other intangibles in the first quarter of 2007 was attributed to assets becoming fully amortized during fiscal 2006. We expect amortization of other intangibles to be slightly lower in the second quarter of 2007 as compared to the first quarter.

Restructuring Charges

	Three Months Ended March 31
	2007	2006	Change

Restructuring charges (in thousands)	$562	$141	$421
Percent of total net revenues	1%	0%

Restructuring initiatives have been implemented in our AIM operating segment to reduce costs and improve operating efficiencies by better aligning our resources to near-term revenue opportunities. These initiatives have resulted in restructuring charges comprised primarily of costs related to properties abandoned in connection with facilities consolidation, related write-down of leasehold improvements and severance and associated employee termination costs related to headcount reductions. Our restructuring charges included accruals for estimated losses on facility costs based on our contractual obligations net of estimated sublease income. We reassess this liability periodically based on market conditions.

During the first quarter of 2007, we recorded a restructuring charge of $562,000 due to the update of certain sub-lease assumptions for our prior San Francisco headquarters facility located at 301 Brannan Street, which the Company exited in

October 2006. During the first quarter of 2006, we recorded a net restructuring charge of $141,000 primarily to adjust original estimates for facilities in San Francisco, California and New York, New York.

The following table sets forth an analysis of the components of the payments and restructuring charges made against the accrual during the first quarter of 2007 (in thousands):

	Facility Exit	Severance &
	Costs	Benefits	Total

Balance of restructuring accrual at December 31, 2006	$6,587	$4	$6,591
Restructuring charges	476	—	476
Cash payments	(909)	—	(909)
Accretion adjustment	86	—	86

Balance of restructuring accrual at March 31, 2007	$6,240	$4	$6,244

Operating Income (Loss) by Segment

	Three Months Ended March 31
(in thousands)	2007	2006	Change

Advent Investment Management	$2,860	$5,113	$(2,253)
MicroEdge	1,174	951	223
Other	—	(468)	468
Unallocated corporate operating costs and expenses
Stock-based employee compensation	(3,246)	(3,174)	(72)
Amortization of developed technology	(364)	(394)	30
Amortization of other intangibles	(474)	(979)	505

Total operating income (loss)	$(50)	$1,049	$(1,099)

Operating income for the AIM segment decreased by approximately $2.3 million in the first quarter of 2007 compared with the first quarter of 2006 primarily as a result of an increase in total expenses of $6.2 million during the first quarter of 2007. The increase is primarily due to payroll and other related costs from higher headcount of 753 employees at March 31, 2007 from 660 at March 31, 2006, as the AIM segment has added personnel primarily in the client support, product development, professional services and sales and marketing groups. This increase in AIM’s expenses was partially offset by AIM’s revenue growth of $4.0 million during the first quarter of 2007.

MicroEdge’s operating income increased by $223,000 from the first quarter of 2006 primarily due to an increase in revenues of $572,000, partially offset by an increase in total costs of $348,000. Operating loss for our “Other” segment was $468,000 for the first quarter of 2006 compared to zero in the first quarter of 2007, as we completed the wind down of the soft dollar component of our broker/dealer in 2006.

Interest Income and Other Expense, Net

	Three Months Ended March 31
	2007	2006	Change
Interest income and other expense, net (in thousands)	$518	$1,346	$(828)
Percent of total net revenues	1%	3%

Interest income and other, net consists of interest income, realized gains and losses on investments and foreign currency gains and losses. Interest income was $0.5 million during the three months ended March 31, 2007 compared to $1.4 million in the same quarter of 2006. This decrease was a result of our lower cash balance during the first quarter of 2007, as we liquidated part of our portfolio to fund our significant stock repurchases in fiscal 2006 and the first quarter of 2007.

Provision for (Benefit from) Income Taxes

	Three Months Ended March 31
	2007	2006	Change
Provision for (benefit from) income taxes (in thousands)	$29	$(1,007)	$1,036
Effective tax rate	6%	-42%

During the three months ended March 31, 2007, we recorded a provision of $29,000. This provision reflects a projected fiscal 2007 effective tax rate of 45.5%, less the discrete tax benefit generated in the first quarter of 2007 for disqualifying dispositions of incentive stock options and employee stock purchase plan shares whose associated stock-based employee compensation expense under FAS 123R has been expensed. The fiscal 2007 effective tax rate exceeds the statutory rate primarily as a result of non-deductible stock-based employee compensation relating to incentive stock options and the Company’s employee stock purchase plan, partially offset by the benefit from federal and California research credits.  During the three months ended March 31, 2006, we continued to carry a full valuation allowance against our deferred tax assets which resulted in a tax provision (benefit) primarily based on current income tax expense. The benefit from income taxes of $1.0 million for the three months ended March 31, 2006 primarily reflects the receipt of a state income tax refund of $0.5 million and a reduction in other projected tax liabilities associated with the expiration of federal income tax return contingency of approximately $0.6 million slightly offset by federal alternative minimum tax and various state obligations.

LIQUIDITY AND CAPITAL RESOURCES

Our aggregate cash, cash equivalents and marketable securities were $43.0 million at March 31, 2007, compared with $55.1 million at December 31, 2006. Cash equivalents are comprised of highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase.

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Three Months Ended March 31
	2007	2006

Net cash provided by operating activities	$13,797	$9,260
Net cash provided by (used in) investing activities	$21,279	$(9,474)
Net cash used in financing activities	$(22,314)	$(31,153)

Cash Flows from Operating Activities

Our cash flows from operating activities represent the most significant source of funding for our operations. The major uses of our operating cash include funding payroll (salaries, commissions, bonuses and benefits), general operating expenses (marketing, travel, computer and telecommunications, legal and professional expenses, and office rent) and cost of revenues. Our cash provided by operating activities generally follows the trend in our net revenues, operating results and the increase in deferred revenues resulting from term license bookings.

 Our cash provided by operating activities of $13.8 million during the three months ended March 31, 2007 was primarily the result of our net income and non-cash charges including stock-based compensation and depreciation and amortization during the quarter. Cash flows resulting from changes in assets and liabilities included decreases in accounts receivable and increases in deferred revenue. The decrease in accounts receivable primarily reflected improved collections during the quarter. Days’ sales outstanding decreased to 67 days during the first quarter of 2007 from 75 days in the fourth quarter of 2006. The increase in deferred revenue primarily reflected our continued transition to the term license model. Under the term model, we generally bill and collect for a term agreement in equal installments in advance of each annual period. These amounts are deferred at billing and recognized over the annual term period. This has the effect of increasing deferred revenue when compared to a perpetual license model where no license revenue is deferred. See further discussion of the effects of our transition to a term model in the “Overview” section. Other changes in assets and liabilities included an increase in our prepaid and other assets and decreases in accounts payable and accrued liabilities. The decreases in accounts payable and accrued liabilities reflected cash payments of fiscal 2006 liabilities including year-end payables and bonuses, commissions and payroll taxes.

Our cash provided by operating activities of $9.3 million during the three months ended March 31, 2006 was primarily the result of our net income and non-cash charges including stock-based compensation and depreciation and amortization during the quarter. Other sources of cash during the first quarter of 2006 included decreases in accounts receivable and increases in deferred rent and deferred revenue. The decrease in accounts receivable primarily reflected improved collections during the quarter. Days’ sales outstanding decreased to 64 days for the first quarter of 2006 from 68 days in the fourth quarter of 2005. The increase in deferred rent resulted from the entry into a definitive lease agreement on January 6, 2006 for our future headquarters facilities located at 600 Townsend Street in San Francisco, California. The increase in deferred revenue primarily reflected our continued transition to the term license model. Uses of our operating cash included an increase in our prepaid and other assets and decreases in accounts payable, accrued liabilities and income taxes payable. The increase in prepaid and other assets primarily reflected a receivable established for the tenant improvement allowance associated with our 600 Townsend lease agreement, which was slightly reduced by cash payments by the lessor during the quarter. The decreases in accounts payable and accrued liabilities reflected cash payments of fiscal 2005 liabilities including year-end payables and bonuses, commissions, payroll taxes, settlement of claims of certain former members and employees of Advent Outsource Data Management, and legal costs associated with the discovery phase of the Kinexus earnout litigation. The decrease in income taxes payable during the first quarter of 2006 reflected cash payments related to state income taxes and reductions in other projected tax liabilities.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, amount of revenue deferred, collection of accounts receivable, and timing of payments.

Cash Flows from Investing Activities

Net cash provided by investing activities of $21.3 million for the first quarter of 2007 is primarily from the sale of short term investments of $24.9 million, partially offset by capital expenditures of $2.6 million and an installment payment totaling $1.0 million related to the acquisition of East Circle Solutions, Inc.

Net cash used in investing activities of $9.5 million for the first quarter of 2006 consisted primarily of net purchases of marketable securities of $4.5 million, capital expenditures of $3.0 million, increase in restricted cash of $1.2 million to secure a bank line of credit for our corporate headquarters facility, and capitalized software development costs of $0.8 million.

Cash Flows from Financing Activities

Net cash used in financing activities for the first quarter of 2007 of $22.3 million reflected the repurchase of 0.8 million shares of our common stock for $30.1 million, partially offset by proceeds received from the exercise of stock options of $7.8 million. Net cash used in financing activities for the first quarter of 2006 of $31.2 million reflected the repurchase of 1.2 million shares of our common stock for $33.7 million, partially offset by proceeds received from the exercise of stock options of $2.6 million.

Our liquidity and capital resources in any period could be affected by the exercise of outstanding stock options and issuance of common stock under our employee stock purchase plan. The resulting increase in the number of outstanding shares from this and from the issuance of common stock from our other outstanding equity awards (RSUs and SARs) could also affect our per share results of operations. However, we cannot predict the timing or amount of proceeds from the exercise of stock options or SARs, or whether they will be exercised at all. Furthermore, we may continue our stock repurchase activity under the share repurchase programs approved by our Board. As of March 31, 2007, approximately 1.7 million shares were available to be repurchased under the share repurchase plan that was approved by the Board and publicly announced in February 2007.

At March 31, 2007, we had negative working capital of $18.0 million, compared to negative working capital of $0.3 million at December 31, 2006. Our negative working capital is primarily due to our common stock repurchases, totaling $148.6 million during fiscal 2006 and $30.1 million during the first quarter of 2007, and to a lesser extent deferred revenue growth.

We currently have no significant capital commitments other than commitments under our operating leases, which increased from $49.0 million at December 31, 2006 to $52.2 million at March 31, 2007 primarily as a result from expanding the rentable square footage at our corporate headquarters facility located at 600 Townsend Street in San Francisco, California during the first quarter of 2007.

The following table summarizes our contractual cash obligations as of March 31, 2007 (in thousands):

	Nine
	Months Ended
	December 31	Years Ended December 31
	2007	2008	2009	2010	2011	Thereafter	Total
Operating lease obligations, net of sub-lease income	$4,750	$7,518	$5,752	$5,261	$4,755	$24,169	$52,205

At March 31, 2007 and December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We expect that for the next year, our operating expenses and common stock repurchases will continue to constitute a significant use of cash flow. In addition, we may use cash to fund acquisitions or invest in other businesses, when opportunities arise. Based upon our past performance and current expectations, we believe that our cash and cash equivalents, marketable securities, cash generated from operations and availability under our Facility will be sufficient to satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases and financing activities for the next year.

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements as of March 31, 2007 consist of obligations under operating leases. See Note 11, “Commitments and Contingencies” to the condensed consolidated financial statements and the “Liquidity and Capital Resources” section above for further discussion and a tabular presentation of our contractual obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Historically, much of our revenues and capital spending was transacted in U.S. dollars. However, since the acquisitions of Advent Denmark, Advent Norway, Advent Sweden, Advent Netherlands, and Advent Europe’s remaining distributors in the United Kingdom and Switzerland, whose service and certain license revenues and capital spending, are transacted in local country currencies, we have greater exposure to foreign currency fluctuations. Additionally as of March 31, 2007, $39.6 million of goodwill and $0.9 million of other intangibles from the acquisition of these entities is denominated in foreign currency. Therefore a hypothetical weakening (strengthening) of the U.S. dollar of 10% relative to certain European currencies could increase (decrease) our assets and equity by approximately $4 million. We do not believe that a hypothetical 10% change in foreign currency exchange rates would have a material adverse effect on our condensed consolidated results of operations or cash flows.

Historically, our interest rate risk related primarily to our investment portfolio, which consisted of $20.2 million in cash equivalents and $24.9 million in marketable securities as of December 31, 2006 and $35.3 million in cash equivalents and zero in marketable securities as of March 31, 2007. An immediate sharp increase in interest rates could have a material adverse effect on the fair value of our investment portfolio. Conversely, immediate sharp declines in interest rates could seriously harm interest earnings of our investment portfolio. We do not currently use derivative financial instruments in our investment portfolio, nor hedge for these interest rate exposures.

By policy, we limit our exposure to longer-term investments, and the majority of our investment portfolio at December 31, 2006 had interest rate maturities of less than one year. As a result of the relatively short duration of our portfolio, an immediate hypothetical parallel shift to the yield curve of plus 25 basis points (“BPS”), 50 BPS and 100 BPS would result in a reduction of 0.11% ($51,000), 0.23% ($103,000) and 0.46% ($205,000), respectively, in the market value of our investment portfolio as of December 31, 2006. During the first quarter of 2007, we liquidated our investment portfolio to fund our stock repurchase program resulting in a zero balance as of March 31, 2007.

Effective February 2007, we also have interest rate risk relating to debt under our line of credit facility which is indexed to LIBOR or a Wells Fargo prime rate. However, as of March 31, 2007, we essentially have no exposure for market risk for changes in interest rates associated with our Facility, as we have yet to make any draw-downs.

We have also invested in several privately-held companies. These non-marketable investments are classified as other assets on our consolidated balance sheets. Our investments in privately-held companies could be affected by an adverse movement in the financial markets for publicly-traded equity securities, although the impact cannot be directly quantified. These investments are inherently risky as the market for the technologies or products these privately-held companies have under development are typically in the early stages and may never materialize. It is our policy to review investments in privately held companies on a regular basis to evaluate the carrying amount and economic viability of these companies. This policy includes, but is not limited to, reviewing each of the companies cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes and competition. The evaluation process is based on information that we request from these privately held companies. This information is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to timing and the accuracy of the data received from these companies.

Our investments in privately held companies are assessed for impairment when a review of the investee’s operations indicates that a decline in value of the investment is other than temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. Impaired investments in privately held companies are written down to estimated fair value. We estimate fair value using a variety of valuation methodologies. Such methodologies include comparing the private company with publicly traded companies in similar lines of business, applying revenue multiples to estimated future operating results for the private company and estimating discounted cash flows for that company. We could lose our entire investment in these companies. At March 31, 2007, our net investments in privately-held companies totaled $8.5 million, which was principally comprised of our investment in LatentZero Limited (“LatentZero”). In April 2007, we sold our investment in LatentZero. See Note 16, “Subsequent Event”, to our condensed consolidated financial statements for further discussion.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(f) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective as of March 31, 2007 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to Advent’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting which were identified in connection with the evaluation required by Rule 13a-15(e) of the Exchange Act that occurred during the first quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, Advent’s internal control over financial reporting.

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

We Must Continue to Introduce New Products and Product Enhancements

The market for our products is characterized by rapid technological change, changes in customer demands, evolving industry standards and new regulatory requirements. New products based on new technologies or new industry standards can render existing products obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop new products or product enhancements that address the future needs of our target markets and to respond to their changing standards and practices. For example, we are currently engaged in validation and beta cycles for major new releases of several key products, including APX, Geneva and Moxy. Additionally in 2007, we plan to introduce two new products to our suite: 1) a trading compliance solution; and, 2) an analytics solution.

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

Our Operating Results May Fluctuate Significantly

We are more than halfway through our transition to a predominantly term license model. Until we substantially complete our transition to a term license model, our net revenues will be affected by the continued reduction in perpetual license revenue and by the relatively slower revenue recognition associated with the term license model, which is typically over a three-year period. Under a perpetual model, customers purchase licenses to use our software indefinitely and generally we recognize all license revenue at the time of sale; maintenance is purchased under an annual renewable contract, and recognized ratably over the contract period. Under a term model, customers purchase a license to use our software and receive maintenance for a limited period of time and we recognize the revenue ratably over the length of the contract.

During the first quarter of 2007, term license revenues comprised approximately 19% of term license, maintenance and other recurring revenues as compared to approximately 8% in the first quarter of 2006. Term license contracts are comprised of both software licenses and maintenance services. Individual perpetual software licenses vary significantly in value, and the value and timing of these transactions can therefore cause our quarterly perpetual license revenues to fluctuate.

When a customer purchases a term license together with implementation services we do not recognize any revenue under the contract until the implementation services are substantially completed. If the implementation services are still in progress as of quarter-end, we will defer all of the contract revenues to a subsequent quarter. As a result of these and other factors, our quarterly net revenues may fluctuate significantly. Our expense levels are relatively fixed in the short-term. Due to the fixed nature of these expenses, combined with the relatively high gross margin historically achieved on our products, an unanticipated decline in net revenues in any particular quarter may adversely affect our operating results. For example, during the first quarter of 2007, we deferred net revenues of $3.3 million and deferred directly related expenses of $0.9 million. The impact of these deferrals on our operating income was approximately $2.4 million.

In addition, we experience seasonality in our perpetual license revenue. The fourth quarter of the year typically has the highest perpetual license fee revenue, followed by lower perpetual license revenue in the first quarter of the following year. We believe that this seasonality results primarily from customer budgeting cycles and the annual nature of some AUA contracts, and expect this seasonality to continue in the future.

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

If Our Relationship with Financial Times/Interactive Data Is Terminated, Our Business May Be Harmed

Many of our clients use our proprietary interface to electronically retrieve pricing and other data from Financial Times/Interactive Data (“FTID”). FTID pays us a commission based on their revenues from providing this data to our clients. Our software products have been customized to be compatible with their system and this software would need to be redesigned if their services were unavailable for any reason. Termination of our agreement with FTID would require at least two years notice by either us or them, or 90 days in the case of material breach. Our revenue would be adversely impacted if our relationship with FTID was terminated or their services were unavailable to our clients for any reason.

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

Changes in, or Interpretations of, Accounting Principles Could Result in Unfavorable Accounting Charges

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by us, the SEC and various bodies formed to interpret and create accounting principles. A change in these principles or a change in the interpretations of these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting principles that recently have been or may be affected include:

•                  Software revenue recognition

•                  Accounting for stock-based compensation

•                  Accounting for income taxes

•                  Accounting for business combinations and related goodwill

In particular, in the first quarter of 2006, we adopted SFAS 123R which requires the measurement of all stock-based compensation to employees, including grants of employee stock options, restricted stock units and stock appreciation rights, using a fair-value-based method and the recording of such expense in our condensed consolidated statements of operations. The adoption of SFAS 123R had a significant adverse effect on our results of operations. It will continue to significantly adversely affect our results of operations and may impact the way in which we conduct our business.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

We currently use the Black-Scholes option pricing model to determine the fair value of stock-based compensation awards and employee stock purchase plan shares. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants and employee stock purchase plan shares. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, restricted stock units and stock appreciation rights, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our condensed consolidated financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.

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

Covenants in Our Credit Facility Agreement Could Adversely Affect our Financial Condition

In February 2007, we entered into a senior secured facility agreement which provides us with a revolving line of credit up to an aggregate amount of $75 million. Our continued ability to borrow under our credit facility is subject to compliance with certain financial and non-financial covenants. The financial covenant is limited to a maximum ratio of senior debt to adjusted earnings before interest, taxes, depreciation, amortization (EBITDA) and non-cash stock compensation. Our failure to comply with such covenants could cause default under the agreement, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unfavorable terms.

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

During 2006, we implemented controls and procedures to improve our internal control over financial reporting and address the material weaknesses identified in fiscal 2004 and 2005. As a result, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006 and March 31, 2007.

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

On February 9, 2007, the Company’s Board authorized the repurchase of up to an additional 2.25 million shares of outstanding common stock. During the first quarter of 2007, Advent repurchased an aggregate 0.8 million shares of common stock under the repurchase programs authorized in July 2006 and February 2007 for a total cash outlay of $30.1 million and at an average price of $36.00 per share. The following table provides a month-to-month summary of the repurchase activity under the stock repurchase programs approved by the Board in July 2006 and February 2007 during the three months ended March 31, 2007:

			Maximum
			Number of Shares That
	Total Number		May Yet Be Purchased
	of Shares	Average Price	Under Our Share
	Purchased (1)	Paid Per Share	Repurchase Programs
	(shares in thousands)

January 2007	—	$—	330
February 2007	361	$36.80	2,219
March 2007	476	$35.39	1,743

Total	837	$36.00	1,743

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

ADVENT SOFTWARE, INC.

Dated: May 10, 2007	By:	/s/ Graham V. Smith
Graham V. Smith Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)