Form 10-Q
period 2007-06-30
ADVENT SOFTWARE INC /DE/
filed 2007-08-09
CIK 1002225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2007

or

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

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2007 was 25,709,174.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30	December 31
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$34,060	$30,187
Marketable securities	—	24,881
Accounts receivable, net	38,581	41,336
Deferred taxes, current	7,953	7,950
Prepaid expenses and other	15,520	12,685
Total current assets	96,114	117,039
Property and equipment, net	28,850	27,338
Goodwill	99,373	98,382
Other intangibles, net	5,266	6,294
Deferred taxes, long-term	75,592	75,594
Other assets, net	7,424	15,000

Total assets	$312,619	$339,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,682	$5,083
Accrued liabilities	21,472	22,992
Deferred revenues	93,494	84,260
Income taxes payable	6,544	4,989
Total current liabilities	126,192	117,324
Deferred income taxes	94	225
Deferred revenues, long-term	2,199	1,053
Long-term debt	25,000	—
Other long-term liabilities	12,252	11,418

Total liabilities	165,737	130,020

Commitments and contingencies (See Note 12)

Stockholders’ equity:
Common stock	256	272
Additional paid-in capital	303,585	309,993
Accumulated deficit	(168,782)	(111,387)
Accumulated other comprehensive income	11,823	10,749
Total stockholders’ equity	146,882	209,627

Total liabilities and stockholders’ equity	$312,619	$339,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net revenues:
Term license, maintenance and other recurring	$42,012	$34,185	$79,736	$65,357
Perpetual license fees	5,689	6,050	11,616	14,208
Professional services and other	4,675	4,125	9,003	8,451

Total net revenues	52,376	44,360	100,355	88,016

Cost of revenues:
Term license, maintenance and other recurring	9,048	8,382	18,080	16,299
Perpetual license fees	219	198	414	427
Professional services and other	6,415	5,150	12,288	10,074
Amortization of developed technology	322	263	686	657

Total cost of revenues	16,004	13,993	31,468	27,457

Gross margin	36,372	30,367	68,887	60,559

Operating expenses:
Sales and marketing	13,985	12,209	26,874	24,351
Product development	10,816	8,815	20,672	16,750
General and administrative	7,837	7,702	16,621	15,648
Amortization of other intangibles	466	1,020	940	1,999
Restructuring charges	227	124	789	265

Total operating expenses	33,331	29,870	65,896	59,013

Income from operations	3,041	497	2,991	1,546
Interest income and other income, net	3,868	1,051	4,386	2,397

Income before income taxes	6,909	1,548	7,377	3,943
Provision for (benefit from) income taxes	1,814	(55)	1,843	(1,062)

Net income	$5,095	$1,603	$5,534	$5,005

Net income per share:
Basic	$0.19	$0.05	$0.21	$0.17
Diluted	$0.18	$0.05	$0.20	$0.16

Weighted average shares used to compute net income per share:
Basic	26,519	29,847	26,950	30,299
Diluted	27,754	31,332	28,256	31,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30
	2007	2006
Cash flows from operating activities:
Net income	$5,534	$5,005
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	6,828	6,649
Depreciation and amortization	5,426	6,903
Loss on dispositions of fixed assets	49	121
Provision for doubtful accounts	51	396
Reduction of sales returns	(315)	(1,027)
(Gain) loss on investments	(4,265)	72
Other-than-temporary loss on private equity investments	585	—
Deferred income taxes	(132)	(296)
Other	(5)	(28)
Changes in operating assets and liabilities:
Accounts receivable	2,704	258
Prepaid and other assets	(2,833)	(4,581)
Accounts payable	599	(194)
Accrued liabilities	(718)	315
Deferred revenues	10,695	9,358
Income taxes payable	1,556	(1,572)

Net cash provided by operating activities	25,759	21,379

Cash flows from investing activities:
Net cash used in acquisitions	(1,022)	—
Purchases of property and equipment	(5,337)	(7,949)
Capitalized software development costs	(514)	(796)
Proceeds from sale of private equity investments	11,621	—
Purchases of marketable securities	—	(35,341)
Sales and maturities of marketable securities	24,921	69,446
Change in restricted cash	(359)	(1,200)

Net cash provided by investing activities	29,310	24,160

Cash flows from financing activities:
Proceeds from common stock issued from exercises of stock options	13,074	7,479
Proceeds from common stock issued under the employee stock purchase plan	1,829	1,427
Repurchase of common stock	(91,157)	(86,491)
Proceeds from long-term borrowing	25,000	—

Net cash used in financing activities	(51,254)	(77,585)

Effect of exchange rate changes on cash and cash equivalents	58	64

Net change in cash and cash equivalents	3,873	(31,982)
Cash and cash equivalents at beginning of period	30,187	70,941

Cash and cash equivalents at end of period	$34,060	$38,959

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

Certain prior year amounts have been reclassified to conform to the current presentation. These reclassifications do not affect total net revenues, net income or stockholders’ equity. Specifically, the Company changed its presentation of revenues and associated cost of revenues during the first quarter of 2007 to more clearly show the nature and components of the Company’s revenues under a term licensing model and the predominance of revenue from recurring sources. Historically, the Company separated term license arrangement fees between license and maintenance revenues and allocated those revenues on a 55%/45% basis, respectively. As a result of the increasing significance of term license revenues for the Company, Advent discontinued this practice during the first quarter of 2007, and now classifies all term license revenues, along with perpetual maintenance and other recurring revenues, in the caption “Term license, maintenance and other recurring” revenues.

Advent currently categorizes its revenues as follows: “Term license, maintenance and other recurring,” “Perpetual license fees” and “Professional services and other.” Prior period amounts have been reclassified to conform to this current presentation.

Note 2—Recent Accounting Pronouncements

No recent accounting pronouncements have been issued which would have a material effect on Advent’s condensed consolidated financial position, results of operations, or cash flows.

Note 3—Stock-Based Compensation

Equity Award Activity

A summary of the status of the Company’s stock option and stock appreciation right (“SAR”) activity for the period presented follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)

Outstanding at December 31, 2006	5,292	$20.08
Options & SARs granted	520	$36.45
Options & SARs exercised	(920)	$14.45
Options & SARs canceled	(291)	$23.91
Outstanding at June 30, 2007	4,601	$22.81	6.53	$48,307
Exercisable at June 30, 2007	2,566	$20.37	5.17	$32,687

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $32.55 as of June 29, 2007 for options that were in-the-money as of that date.

The weighted average grant date fair value of options and SARs granted during the six months ended June 30, 2007 was $13.50 per share. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $18.6 million and $5.9 million, respectively. The total cash received resulting from stock option exercises during the six months ended June 30, 2007 and 2006 was approximately $13.1 million and $7.5 million, respectively.

The Company settles exercised stock options and SARs with newly issued common shares.

A summary of the status of the Company’s restricted stock unit (“RSU”) activity for the six months ended June 30, 2007 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)

Outstanding at December 31, 2006	266	$29.81
RSUs granted	297	$36.63
RSUs vested and released	(1)	$33.51
RSUs canceled and returned	(25)	$31.93
Outstanding at June 30, 2007	537	$33.48

The weighted average grant date fair value was determined based on the closing market price of the Company’s common stock on the date of the award. The aggregate intrinsic value of RSUs outstanding at June 30, 2007 was $17.5 million, based on the closing price of $32.55 per share as of June 29, 2007.

RSUs are subject to Section 451 of the Internal Revenue Code, under which a RSU holder recognizes income upon vesting of the underlying stock.  The Company’s 2002 Stock Plan (as amended and restated May 18, 2005) and Agreement provide that Advent has the right to satisfy the RSU holder’s tax withholding obligations that arise in connection with the vesting by withholding an equivalent number of common shares from the amount released. The equivalent number of common shares withheld for taxes are determined based on the closing market price of the Company’s common stock on the date of vest and are returned to the Company’s 2002 Stock Plan.

Employee Stock Purchase Plan (“ESPP”)

During the six months ended June 30, 2007, the Company issued 59,677 additional shares under the ESPP. A total of 1,757,374 shares were reserved for future issuance under the ESPP as of June 30, 2007.

Stock-Based Compensation Expense

The effect of stock-based employee compensation expense recognized on Advent’s condensed consolidated statement of operations for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Statement of operations classification
Cost of term license, maintenance and other recurring revenues	$328	$271	$575	$529
Cost of professional services and other revenues	182	216	357	421
Total cost of revenues	510	487	932	950

Sales and marketing	1,167	1,242	2,136	2,385
Product development	900	781	1,637	1,525
General and administrative	1,005	965	2,123	1,789
Total operating expenses	3,072	2,988	5,896	5,699

Total stock-based employee compensation expense	$3,582	$3,475	$6,828	$6,649

Tax effect on stock-based employee compensation (1)	$(1,276)	$—	$(2,329)	$—

Net effect on net income	$2,306	$3,475	$4,499	$6,649

(1)          Assumes an effective tax rate of 0% for the three and six months ended June 30, 2006 due to the full valuation allowance established against the Company’s deferred tax assets during the fourth quarter of 2003. The valuation allowance was subsequently released during the fourth quarter of 2006.

Approximately $106,000 and $98,000 of stock-based compensation was capitalized related to internal use software, software development, and term license implementation projects during the six months ended June 30, 2007 and 2006, respectively.

As of June 30, 2007, total unrecognized compensation cost related to unvested awards under all equity compensation plans, adjusted for estimated forfeitures, was $29.1 million and is expected to be recognized through the remaining vesting period of each grant, with a weighted average remaining period of 4.0 years.

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Stock Options & SARs
Expected volatility	32.9% - 34.5%	43.5% - 46.7%	32.9% - 38.4%	43.5% - 48.5%
Expected life (in years)	4.58	5	4.58	5
Risk-free interest rate	4.6% - 5.2%	5.0% - 5.1%	4.5% - 5.2%	4.3% - 5.1%
Expected dividends	None	None	None	None

Employee Stock Purchase Plan
Expected volatility	35.5% - 36.5%	36.5%	35.5% - 36.5%	36.5%
Expected life (in months)	6	6	6	6
Risk-free interest rate	4.2% - 5.0%	4.2%	4.2% - 5.0%	4.2%
Expected dividends	None	None	None	None

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share data):

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Numerator:
Net income	$5,095	$1,603	$5,534	$5,005

Denominator:
Denominator for basic net income per share- weighted average shares outstanding	26,519	29,847	26,950	30,299

Dilutive common equivalent shares: Employee stock options, unvested RSUs and other	1,235	1,485	1,306	1,290

Denominator for diluted net income per share- weighted average shares outstanding	27,754	31,332	28,256	31,589

Basic net income per share	$0.19	$0.05	$0.21	$0.17
Diluted net income per share	$0.18	$0.05	$0.20	$0.16

Weighted average stock options and RSUs of approximately 1.6 million and 1.5 million for the three and six months ended June 30, 2007, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. Similarly, weighted average stock options, RSUs and warrants of approximately 1.2 million and 1.1 million for the three and six months ended June 30, 2006, respectively, were excluded from the calculation of diluted net income per share.

Note 5—Goodwill

The changes in the carrying value of goodwill for the six months ended June 30, 2007 were as follows (in thousands):

Goodwill

Balance at December 31, 2006	$98,382
Additions	22
Translation adjustments	969

Balance at June 30, 2007	$99,373

Foreign currency translation adjustments totaling $969,000 reflect the weakening of the U.S. dollar versus European currencies during the six months ended June 30, 2007. Additions to goodwill of $22,000 reflected an additional payment related to the acquisition of East Circle Solutions, Inc.

Note 6—Other Intangibles

The following is a summary of other intangibles as of June 30, 2007 (in thousands):

	Average	Other		Other
	Amortization	Intangibles,	Accumulated	Intangibles,
	Period	Gross	Amortization	Net
	(Years)

Purchased technologies	4.9	$13,556	$(12,847)	$709
Product development costs	3.0	3,582	(1,350)	2,232

Developed technology sub-total		17,138	(14,197)	2,941

Customer relationships	5.6	22,255	(19,930)	2,325
Other intangibles	2.5	307	(307)	—

Other intangibles sub-total		22,562	(20,237)	2,325

Balance at June 30, 2007		$39,700	$(34,434)	$5,266

The following is a summary of other intangibles as of December 31, 2006 (in thousands):

	Average	Other		Other
	Amortization	Intangibles,	Accumulated	Intangibles,
	Period	Gross	Amortization	Net
	(Years)

Purchased technologies	4.9	$13,556	$(12,665)	$891
Product development costs	3.0	3,001	(847)	2,154

Developed technology sub-total		16,557	(13,512)	3,045

Customer relationships	5.6	22,175	(18,952)	3,223
Other intangibles	2.5	307	(281)	26

Other intangibles sub-total		22,482	(19,233)	3,249

Balance at December 31, 2006		$39,039	$(32,745)	$6,294

The changes in the carrying value of other intangibles during the six months ended June 30, 2007 were as follows (in thousands):

	Other		Other
	Intangibles,	Accumulated	Intangibles,
	Gross	Amortization	Net

Balance at December 31, 2006	$39,039	$(32,745)	$6,294
Additions	514	—	514
Stock-based compensation	67	—	67
Amortization	—	(1,626)	(1,626)
Translation adjustments	80	(63)	17

Balance at June 30, 2007	$39,700	$(34,434)	$5,266

Based on the carrying amount of intangible assets as of June 30, 2007, the estimated future amortization is as follows (in thousands):

	Six
	Months Ended
	December 31	Years Ended December 31
	2007	2008	2009	2010	Total
Estimated future amortization of:
Developed technology	$701	$1,265	$687	$288	$2,941
Other intangibles	917	953	448	7	2,325

Total	$1,618	$2,218	$1,135	$295	$5,266

Note 7—Balance Sheet Detail

The following is a summary of prepaid expenses and other (in thousands):

	June 30	December 31
	2007	2006

Prepaid commission	$3,390	$3,121
Prepaid contract expense	4,507	2,704
Prepaid royalty	2,442	2,027
Other	5,181	4,833

Total prepaid expenses and other	$15,520	$12,685

The following is a summary of other assets, net (in thousands):

	June 30	December 31
	2007	2006

Long-term investments, gross	$6,160	$13,800
Accumulated write-downs due to other-than-temporary decline in value	(5,660)	(5,341)
Long-term investments, net	500	8,459
Long-term prepaid assets	3,780	4,098
Deposits	3,144	2,443

Total other assets	$7,424	$15,000

Long-term investments include equity investments in several privately held companies. These equity investments are carried at the lower of cost or fair value at June 30, 2007 and December 31, 2006.

On April 30, 2007, the Company, together with other LatentZero Limited (“LatentZero”) shareholders, sold their ownership in LatentZero to royalblue group plc. The maximum possible consideration due to the Company from the sale of its ownership interest in LatentZero is approximately $17 million, which is comprised of initial consideration of $10 million, paid at completion of the sale transaction and up to an aggregate $7 million of deferred contingent consideration for fiscal years 2007 and 2008. For fiscal 2007 and 2008, the payment of the deferred contingent consideration is dependent on LatentZero achieving certain performance objectives related to revenue and operating profit. Consideration is denominated in Pounds Sterling (GBP) and the actual amounts of consideration in U.S. dollars to be received by the Company may differ depending on foreign exchange rates at the time of payment. At the time of sale, the carrying value of Advent’s investment in LatentZero was $6.6 million resulting in a gain on sale of $3.4 million during the second quarter of 2007.

Another privately held company, Investment Scorecard Inc. (“Scorecard”), was sold during the second quarter of 2007. Advent received proceeds of $1.6 million from the sale of its interest in Scorecard, resulting in a gain of $0.9 million. Additionally, Advent determined that the carrying value of its investment in another private held company was fully impaired, resulting in an impairment loss of $585,000 during the second quarter of 2007. The Company’s review of this investee’s operations during the second quarter of 2007 indicated a decline in value that is other-than-temporary.

At December 31, 2006, deposits included restricted cash of $1.3 million to secure a bank letter of credit associated with the Company’s lease agreement with Toda Development, Inc. (“Toda”) for its headquarters facility. The Company executed amendments to the lease agreement whereby the Company will lease an additional facility space of 28,000 square feet. Due to these amendments, the restricted cash required for the lease increased to $1.6 million at June 30, 2007.

The following is a summary of accrued liabilities (in thousands):

	June 30	December 31
	2007	2006

Salaries and benefits payable	$11,218	$13,624
Accrued restructuring	2,854	2,650
Other	7,400	6,718

Total accrued liabilities	$21,472	$22,992

Accrued restructuring charges are discussed further in Note 9, “Restructuring Charges.” Other accrued liabilities include accruals for royalties, sales and business taxes, acquisition related costs, and other miscellaneous items.

The following is a summary of other long-term liabilities (in thousands):

	June 30	December 31
	2007	2006

Deferred rent	$8,191	$6,451
Accrued restructuring, long-term portion	2,992	3,941
Other	1,069	1,026

Total other long-term liabilities	$12,252	$11,418

Note 8—Comprehensive Income

The components of comprehensive income were as follows for the periods presented (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

Net income	$5,095	$1,603	$5,534	$5,005
Unrealized gain on marketable securities	—	141	8	190
Foreign currency translation adjustment	617	1,350	1,066	2,348

Total comprehensive income	$5,712	$3,094	$6,608	$7,543

The components of accumulated other comprehensive income were as follows (in thousands):

	June 30	December 31
	2007	2006

Accumulated foreign currency translation adjustments	$11,823	$10,757
Accumulated net unrealized loss on marketable securities	—	(8)

Total accumulated other comprehensive income	$11,823	$10,749

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

During the six months ended June 30, 2007, Advent recorded a net restructuring charge of $789,000 due to the update of certain sub-lease assumptions for Advent’s prior San Francisco headquarters facility located at 301 Brannan Street, which the Company exited in October 2006, and interest accretion. During the six months ended June 30, 2006, Advent recorded a net restructuring charge of $265,000 primarily to adjust original estimates for facilities in San Francisco, California and New York, New York and interest accretion.

The following table sets forth an analysis of the components of the payments and restructuring charges made against the accrual during the six months ended June 30, 2007 (in thousands):

	Facility Exit	Severance &
	Costs	Benefits	Total

Balance of restructuring accrual at December 31, 2006	$6,587	$4	$6,591
Restructuring charges	635	—	635
Cash payments	(1,530)	(4)	(1,534)
Accretion adjustment	154	—	154

Balance of restructuring accrual at June 30, 2007	$5,846	$—	$5,846

The remaining excess facility exit costs of $5.8 million are stated at estimated fair value, net of estimated sublease income of approximately $7.0 million. Advent expects to pay the remaining obligations associated with the vacated facilities over their remaining lease terms, which expire on various dates through 2012.

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

On February 9, 2007, the Company’s Board authorized the repurchase of up to an additional 2.25 million shares of outstanding common stock.  During the second quarter of 2007, Advent completed the repurchase of shares under this authorization.

The following table provides a summary of the quarterly repurchase activity during the six months ended June 30, 2007 under the stock repurchase programs approved by the Board in July 2006 and February 2007 (in thousands, except per share data):

	Total		Average
	Number		Price
	of Shares		Paid
	Purchased	Cost	Per Share

Q1 2007	837	$30,120	$36.00
Q2 2007	1,743	$61,037	$35.01

Total	2,580	$91,157	$35.33

Note 11—Line of Credit

On February 14, 2007, Advent and certain of its subsidiaries entered into a senior secured credit facility agreement (the “Facility”) with Wells Fargo Foothill, Inc. (the “Lender”) for a term of three years. Under the Facility, the Lender will provide the Company with a revolving line of credit up to an aggregate amount of $75.0 million to fund the repurchase of outstanding common stock, working capital, capital expenditures and general corporate requirements. The Company has the option of selecting an interest rate for any drawdown under the Facility equal to either: (a) the Base Rate (Wells Fargo prime rate); or (b) the then applicable LIBOR Rate plus 1.50% per annum. The loan is secured by the Company’s property and assets and is subject to a financial covenant. The financial covenant in the Facility is limited to a maximum ratio of senior debt to earnings before interest, taxes, depreciation, and amortization (EBITDA), adjusted for cost capitalizations, extraordinary gains (losses) and non-cash stock-based employee compensation. Covenant testing will commence upon either the occurrence of an event of default or when excess availability, defined as the Facility line of $75.0 million less amounts drawn, plus qualified cash and cash equivalents is less than $50.0 million.

In June 2007, the Company drew down $25.0 million against this Facility which bears interest at an aggregate rate of 6.86%, consisting of a three month LIBOR contract rate of 5.36% and an applicable margin of 1.5%. In September 2007, the LIBOR rate contract will expire and Advent will have the option to either re-enter into another LIBOR rate contract, choose the Base Rate, or pay off the existing loan balance. As of June 30, 2007, Advent was in compliance with all associated covenants.

Note 12—Commitments and Contingencies

Lease Obligations

Advent leases office space and equipment under non-cancelable operating lease agreements, which expire at various dates through December 2018. Some operating leases contain escalation provisions for adjustments in the consumer price index. Under some leases, Advent is responsible for maintenance, insurance, and property taxes. In March and May 2007, the Company executed amendments to the lease agreement for its 600 Townsend Street headquarters facility whereby the Company will lease additional facility space of 28,000 square feet. As of June 30, 2007, Advent’s remaining operating lease commitments through 2018 were approximately $52.6 million, net of future minimum rental receipts of $7.8 million to be received under non-cancelable sub-leases.

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

On March 8, 2005, certain of the former shareholders of Kinexus and the shareholders’ representative filed suit against Advent in the Delaware Chancery Court. The complaint alleges that Advent breached the Agreement and Plan of Merger dated as of December 31, 2001 pursuant to which Advent acquired all of the outstanding shares of Kinexus due principally to the fact that no amount was paid by Advent on an earn-out of up to $115 million. The earn-out, which was payable in cash or stock at the election of Advent, was based upon Kinexus meeting certain revenue targets in both 2002 and 2003. The complaint seeks unspecified compensatory damages, an accounting and restitution for unjust enrichment. Advent advised the shareholders’ representative in January 2003 that the earn-out terms had not been met in 2002 and accordingly no earn-out was payable for 2002 and would not be payable for 2003. Some discovery was conducted by plaintiffs in 2005, but no further discovery has been conducted since December 2005 and Advent has received no further communication from plaintiffs since that time. Advent disputes the plaintiffs’ claims and believes that it has meritorious defenses and intends to vigorously defend this action. Management believes that any potential loss associated with this litigation is neither probable nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

Note 13—Segment Information

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

Advent’s organizational structure is based on a number of factors that the Chief Executive Officer (CEO) uses to evaluate, view and run its business operations which include, but are not limited to, customer base, homogeneity of products and technology. Advent’s operating segments are based on this organizational structure and information reviewed by Advent’s CEO to evaluate the operating segment results. Advent has determined that its operations are organized into two reportable segments:  1) Advent Investment Management; and 2) MicroEdge. Future changes to this organizational structure may result in changes to the business segments disclosed. A description of the types of products and services provided by each operating segment follows.

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

Segment Data

The results of the operating segments are derived directly from Advent’s internal management reporting system. The accounting policies used to derive operating segment results are substantially the same as those used by the consolidated company. Management measures the performance of each operating segment based on several metrics, including income from operations. These results are used, in part, to evaluate the performance of, and to assign resources to, each of the operating segments. Certain operating expenses, including stock-based employee compensation expense, and amortization of developed technology and other intangibles, which Advent manages separately at the corporate level, are not allocated to the operating segments. Advent does not separately accumulate and review asset information by segment.

Segment information for the periods presented is as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net revenues:
Advent Investment Management	$46,545	$39,005	$89,100	$77,598
MicroEdge	5,831	4,849	11,255	9,701
Other	—	506	—	717

Total net revenues	$52,376	$44,360	$100,355	$88,016

Income from operations:
Advent Investment Management	$5,647	$4,560	$8,507	$9,673
MicroEdge	1,764	1,172	2,938	2,123
Other	—	(477)	—	(945)
Unallocated corporate operating costs and expenses:
Stock-based employee compensation	(3,582)	(3,475)	(6,828)	(6,649)
Amortization of developed technology	(322)	(263)	(686)	(657)
Amortization of other intangibles	(466)	(1,020)	(940)	(1,999)

Total income from operations	$3,041	$497	$2,991	$1,546

Major Customers

No single customer represented 10% or more of Advent’s total net revenues in any period presented.

Note 14—Related Party Transactions

As of December 31, 2006, Legg Mason owned approximately 17% of the voting stock of Advent. Advent recognized approximately $90,000 and $198,000 of revenue from Legg Mason during the three and six months ended June, 30 2007, respectively. The Company’s accounts receivable from Legg Mason were $110,000 and $10,000 as of June 30, 2007 and December 31, 2006, respectively.

Advent acts as trustee for the Company’s short-term disability plan—Advent Software California Voluntary Disability Plan (“VDI”). Employee withholdings were $72,000 and $167,000 during the three and six months ended June 30, 2007, respectively. Disbursements were $95,000 and $178,000 during the three and six months ended June 30, 2007, respectively. Cash held by Advent related to the VDI was $293,000 and $305,000 as of June 30, 2007 and December 31, 2006, respectively, and are included in “Other assets, net” on the condensed consolidated balance sheets.

Note 15—Income Taxes

On January 1, 2007, Advent adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As of January 1, 2007, Advent accrued $4.9 million of unrecognized tax benefits. If recognized, the portion of unrecognized tax benefits that would decrease the Company’s provision for income taxes and increase net income is $4.1 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of the federal tax benefit of state income tax items. The adoption resulted in no significant cumulative impact to accumulated deficit. As of June 30, 2007, Advent’s unrecognized tax benefits totaled $5.2 million and are included in “Income taxes payable” on the condensed consolidated balance sheet. The total unrecognized tax benefits at June 30, 2007 and December 31, 2006 relate primarily to federal research and California research and enterprise zone tax credits, various state net operating losses, and potential penalties and interest on amended state and local tax returns.

Advent recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within “Provision for (benefit from) income taxes” on the condensed consolidated statement of operations. As of June 30, 2007, the Company had $0.2 million of interest and penalties accrued associated with unrecognized tax benefits.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended, including, but not limited to statements referencing our expectations relating to future revenues and expenses. Forward-looking statements can be identified by the use of terminology such as “may”, “will”, “should”, “expect”, “plan” “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or other similar terms and the negative of such terms regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include, among others: statements regarding growth in the investment management market and opportunities for us related thereto; future expansion, acquisition or investment in other businesses; projections of revenues, future cost and expense levels (including for the third quarter of 2007); expected timing and amount of amortization expenses related to past acquisitions; the adequacy of resources to meet future cash requirements; estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities; future client wins; future hiring; and future product introductions. Such forward-looking statements are based on our current plans and expectations, and involve known and unknown risks and uncertainties that may cause our actual results or performance to be materially different from any results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to, those set forth in “Item 1A. Risk Factors” in this Form 10-Q, as well as other risks identified from time to time in other Securities and Exchange Commission (“SEC”) reports. You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results, levels of activity or performance and represent our expectations only as of the date they are made.

Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us”, the “Company” and “Advent” refer to Advent Software, Inc. and its subsidiaries.

Overview

Our business is organized into two reportable segments, Advent Investment Management (“AIM”) and MicroEdge. Advent Investment Management is our core business and derives revenues from the development, marketing and sale of software products, data interfaces and related maintenance and services that automate, integrate and support certain mission-critical functions of investment management organizations principally in the United States and the Europe, Middle East and Africa (EMEA) region. MicroEdge derives revenues from the sale of software and services for grant management, matching gifts and volunteer tracking for the grant-making community. For additional information regarding our reportable segments, see Note 13, “Segment Information,” to our condensed consolidated financial statements.

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

Operating Overview

During the second quarter of 2007, we continued to execute on our strategy of strengthening and growing our core business of delivering mission-critical software and services to the investment management community by winning new customers, expanding our product footprint with existing customers, and investing in innovation to increase the reach of our product suite.

We grew our core business by signing 87 new customer agreements, including 15 new customers for Geneva and 21 new customers for Advent Portfolio Exchange (“APX”). Term contract bookings were $17.0 million, representing growth of 32% from the second quarter of 2006.

In the second quarter, we released Moxy 6.0, the latest version of our trade order management system, which features a more scalable dot-net architecture, as well as improved workflow and a new user interface. We also continued to see healthy demand for Advent Revenue Center, the product we launched in the first quarter of 2007.

We continued to invest in innovation to increase the reach of our product suite during the second quarter of 2007.  Product development expenses were $10.8 million during the second quarter of 2007, which represented 21% of total net revenues, as compared to $8.8 million, or 20% of total net revenues, in the same quarter of 2006.  We are planning the third quarter launch of our new solution for pre- and post-trade compliance that is currently in beta testing at several client sites. We also expect to release Geneva 7.0, which offers enhanced reporting functionality, improved workflow and a new user interface in the latter half of 2007. We continue to develop and test our performance analytics capabilities, which will be tightly integrated with APX 2.0. Rather than release as a standalone product, we will include the analytics functionality in the planned release of APX 2.0 in the latter half of 2007, giving managers a single source for accurate performance data and the ability to analyze and communicate not only the “how” but also the “why” of portfolio performance.

Financial Overview

Financial overview of our second quarter of 2007 includes:

•                  Revenues were $52.4 million, representing growth of 18% from $44.4 million in the second quarter of 2006;

•                  Revenues recognized from recurring sources represented 80% of total revenues for the second quarter of 2007, compared to 77% in the second quarter of 2006;

•                  Operating expenses, including the cost of revenues, were $49.3 million, which was a 12% increase from $43.9 million in the second quarter of 2006;

•                  The second quarter included a non-operating net gain of $3.7 million related to our private equity investments;

•                  Net income was $5.1 million, or  $0.18 earnings per diluted share;

•                  Cash provided by operating activities was $12.0 million, essentially flat with the $12.1 million in the second quarter of 2006;

•                  Common stock  repurchases of 1.7 million shares for $61.0 million at an average price of $35.01; and

•                  Borrowings of $25.0 million from our $75.0 million credit facility.

Term License and Term License Deferral

We are continuing the process of converting the Company’s license revenues from a perpetual model to a term model, and during the first quarter of 2007, quarterly term license revenues exceeded revenues from perpetual licenses for the first time. Under a perpetual pricing model, customers purchase a license to use our software indefinitely and generally we recognize all license revenue at the time of sale; maintenance is purchased under an annual renewable contract, and recognized ratably over the contract period. Under a term pricing model, customers purchase a license to use our software and receive maintenance for a limited period of time and we recognize all of the revenue ratably over the length of the contract. This has the effect of lowering revenues in the early stages of the transition, but increasing the total potential value of the customer relationship. Moving AIM’s new customer sales from a perpetual to a term licensing model has had the effect of lowering our reported revenue growth rates over the past two years and will, depending on our new term license bookings, continue to have an impact through 2007 and possibly 2008. However, because our products are used by customers for an average of approximately eight years, we believe this change to our business model is extremely significant for the long-term growth and value of the business. For example, over an eight-year period, a customer may enter into two or more contracts for the same software product and services under a term license model.

When a customer purchases a term license together with implementation services, we do not recognize any revenue under the contract until the implementation services are complete. If the implementation services are still in progress as of quarter-end, we will defer all of the contract revenues to a subsequent quarter. At the point professional services are substantially completed, we recognize a pro-rata amount of the term license revenue, professional services fees earned and related expenses, based on the elapsed time from the start of the term license to the substantial completion of professional services. Term license revenue for the remaining contract years and the remaining deferred professional services revenue and related expenses are recognized ratably over the remaining contract length.

During the second quarter of 2007, we deferred net revenues of $1.4 million and deferred directly-related expenses of $0.9 million. The impact of these deferrals on our operating income was approximately $0.5 million. The $1.4 million net deferral of revenue is composed of an additional deferral of $2.1 million of professional services revenue offset by recognition of $773,000 of term license revenue. The second quarter of 2007 was the first quarter since our transition to term licensing that more revenue was recognized from previously deferred term license revenue than new term license revenue was deferred. This occurred because an unusually high number of implementation projects reached substantial completion in the second quarter. We expect that the term license component of the deferred revenue balance will increase or decrease in the future based on the number of implementations that reach substantial completion in a particular quarter. Professional services revenue deferrals continued to increase as the deferral for current projects exceeded the amount recognized from completed past projects. We currently expect that the professional services component of the deferred revenue balance will continue to increase through at least 2008.

As of June 30, 2007, we have deferred a total of approximately $14.0 million in net revenues and $4.7 million of directly-related expenses, which are classified as “Deferred revenues” (short-term and long-term), and “Prepaid expenses and other,” and “Other assets, net,” respectively, on the condensed consolidated balance sheet. As of December 31, 2006, we deferred a total of $9.4 million and $2.9 million of net revenues and directly-related expenses, respectively.

The transition to a term model also has the effect of decreasing operating cash flows in the early stages of the transition. Under perpetual pricing, the entire license fee is generally billed and collected at the commencement of the arrangement. Under term pricing, a typical contract term is three years. We generally bill and collect license fees over the term of the arrangement in installments in advance of each annual period. The amount of the annual term billing is less than the perpetual billing, resulting in lower cash flows in the initial annual term license period. Annual term billing results in an increase in deferred revenues and an increase in operating cash flows at the commencement of each annual billing period.

Recurring Revenue Model and Revenue Presentation

During the second quarter of 2007, we recognized approximately 80% of total net revenue from recurring sources, which we define as revenues from term license, maintenance on perpetual licenses and other recurring. This high proportion of recurring revenues allows us to take a long-term view and invest in our business while remaining confident that our operating results will be reasonably predictable.

 During the first quarter of 2007, we changed our presentation of revenue and associated cost of revenues to more clearly show the nature and components of our revenues under a term licensing model and the predominance of revenue from recurring sources. We believe the current presentation more clearly reflects our business as well as the principal underlying factors impacting our long-term growth and predictability. We currently categorize our revenues as follows: “Term license, maintenance and other recurring,” “Perpetual license fees” and “Professional services and other.” Please refer to Note 1, “Basis of Presentation,” to our condensed consolidated financial statements for a complete description of the changes.

Non-Cash Operating Expenses

We recorded stock-based compensation expense of $3.6 million, total amortization expense of $0.8 million, and restructuring charges of $0.2 million in the second quarter of 2007; these expenses totaled $4.6 million or 9% of revenues.

Capital Structure

In February 2007, our Board authorized the repurchase of up to an additional 2.25 million shares of outstanding common stock. During the second quarter of 2007, we repurchased 1.7 million shares under our Board-authorized share repurchase plans for a total cash outlay of $61.0 million and an average price of $35.01. This completes the repurchase of shares under the February 2007 authorization.

Also in February 2007, we and certain of our domestic subsidiaries entered into a senior secured credit facility agreement (the “Facility”) with Wells Fargo Foothill, Inc. (the “Lender”). Under the Facility, we have a revolving line of credit up to an aggregate amount of $75.0 million, subject to a borrowing base formula, to provide backup liquidity for a period of three years for general corporate purposes, including stock repurchases, or investment opportunities. This Facility provides us with the flexibility to run our business with lower cash balances. During the second quarter of 2007, we drew down $25.0 million on this facility at a three-month borrowing rate of 6.86% to help fund the repurchase of shares. See Note 11, “Line of Credit” for further description of our credit facility.

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

•                  Legal contingencies; and

•                  Sales returns and accounts receivable allowances

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2007 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K/A for the year ended December 31, 2006, except for “Revenue recognition,” “Sales returns and accounts receivables allowances,” and “Income taxes.”

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

Licenses.  We typically license our products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the number of site installations and the number of authorized users. We have continued our transition from selling mostly perpetual licenses to selling a mix of term and perpetual licenses, and we expect term license revenue to increase as a proportion of total recurring revenues (which we define as term license, maintenance and other recurring revenues) in the future. Term license revenue comprised approximately 21% and 10% of term license, maintenance and other recurring revenues during the first six months of 2007 and 2006, respectively. Revenue recognition for software licensed under term and perpetual license models differs depending on which type of contract a customer signs:

•                  Term licenses

Term contract prices include fees for both the software license and maintenance. We offer multi-year term licenses by which a customer makes a binding commitment that typically spans three years. For multi-year term licenses, we have not established VSOE of fair value for the term license and maintenance components and, as a result, in situations where we are also performing related professional services, we defer all revenue and directly related expenses under the arrangement until the professional services are substantially complete. At the point professional services are substantially completed, we recognize a pro-rata amount of the term license and maintenance revenue, professional services fees earned and related expenses, based on the elapsed time from the start of the term license to the substantial completion of professional services. Term license and maintenance revenue for the remaining contract years and the remaining deferred professional services revenue and related expenses are recognized ratably over the remaining contract length. When multi-year term licenses are sold and do not include related professional services, we recognize the entire term license and maintenance revenue ratably over the period of the contract term from the effective date of the license agreement assuming all other revenue recognition criteria have been met. Revenues from term licenses are included in “Term license, maintenance and other recurring” revenues on the condensed consolidated statement of operations.

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

Certain of our perpetual and term license contracts include asset-based fee structures that provide additional revenues based on the assets that the client manages using our software (“Assets Under Administration” or “AUA”).  Contracts containing an AUA fee structure have a defined measurement period which requires the client to self-report actual AUA in arrears of the specified period. AUA fees above the stated minimum fee for the same period are considered incremental fees. Because incremental fees are not determinable until the conclusion of the measurement period, they are both earned and recognized in arrears, on a quarterly or annual basis. Incremental fees from perpetual AUA contracts are included in “Perpetual license fees” on the condensed consolidated statement of operations.  Incremental fees from term AUA contracts are included in “Term license, maintenance and other recurring revenue” revenue on the condensed consolidated statement of operations.

For certain term AUA contracts signed in 2006, which will be entering the second year of the arrangement in 2007, we began accruing the minimum AUA component of the fees in the applicable period during the first quarter of 2007 rather than in arrears as was the treatment for earlier contracts. We have gained more experience in working with these types of arrangements and are able to conclude that the minimum fees are fixed and determinable. The change in the first quarter of 2007 to our revenue recognition practice to start to accrue for minimum fees is based on an overall affirmative experience with our existing AUA-based arrangements where our historical experience has shown that we have received the AUA report, invoiced the client for both the minimum and incremental amounts, and received payment. Therefore, beginning in the first quarter of 2007, we are recognizing AUA contract minimum fees in the period to which they are applicable, whereas we continue to recognize incremental fees in arrears once our clients contractually report them to us, because the incremental fees are not determinable until reported. The impact of this change for the first half of 2007 was an increase to term license revenue of approximately $241,000.

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

Maintenance and other recurring revenues are included in the caption “Term license, maintenance and other recurring” revenues on the condensed consolidated statement of operations.

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

Sales returns and accounts receivable allowances. Our standard practice is to enforce our contract terms and not allow our customers to return software. We have, however, allowed customers to return software on a limited case-by-case basis and have recorded sales returns provisions as offsets to revenue in the period the sales return becomes probable. We use our judgment in estimating our sales returns.  We analyze customer demand, acceptance of products and historical returns when evaluating the adequacy of the allowance for sales returns, which are not generally provided to customers. Beginning in 2004, we used an algorithm to supplement our judgment for calculating the value of reserves that considered the last 18 months of experience into account. Beginning in the second quarter of 2007, we changed our algorithm to include the last 12 months of experience. The change to a review period of 12 months of experience reflects the evolution of our term license model, as evidenced by quarterly term license revenue exceeding perpetual license revenues for the first time during the first quarter of 2007. Under our term arrangements, we generally bill and collect in advance of each annual period and therefore, our revenue risk rarely exceeds 12 months.

Our ability to estimate returns is based on our long history of experience with relatively homogenous transactions and the fact that the return period is short.  The estimates for returns are adjusted periodically based upon changes in historical rates of returns and other related factors.

We use our judgment in estimating our allowance for doubtful accounts. In order to estimate our allowance for doubtful accounts, we analyze specific accounts receivables, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms.

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

 RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

The following table sets forth, for the periods indicated, certain financial information as a percentage of total net revenues. The financial information and the ensuing discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto:

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net revenues:
Term license, maintenance and other recurring	80%	77%	79%	74%
Perpetual license fees	11	14	12	16
Professional services and other	9	9	9	10

Total net revenues	100	100	100	100

Cost of revenues:
Term license, maintenance and other recurring	17	19	18	19
Perpetual license fees	0	0	0	0
Professional services and other	12	12	12	11
Amortization of developed technology	1	1	1	1

Total cost of revenues	31	32	31	31

Gross margin	69	68	69	69

Operating expenses:
Sales and marketing	27	28	27	28
Product development	21	20	21	19
General and administrative	15	17	17	18
Amortization of other intangibles	1	2	1	2
Restructuring charges	0	0	1	0

Total operating expenses	64	67	66	67

Income from operations	6	1	3	2
Interest income and other income, net	7	2	4	3

Income before income taxes	13	3	7	4
Provision from (benefit from) income taxes	3	(0)	2	(1)

Net income	10%	4%	6%	6%

NET REVENUES

	Three Months Ended June 30			Six Months Ended June 30
	2007	2006	Change	2007	2006	Change

Total net revenues (in thousands)	$52,376	$44,360	$8,016	$100,355	$88,016	$12,339

Our net revenues are made up of three components: term license, maintenance and other recurring; perpetual license fees; and, professional services and other.

Historically, our components of revenue varied as a percentage of net revenues due principally to the relative size and timing of individual perpetual software licenses and the timing of new product introductions. In addition, the size of client implementations, the resulting proportion of the maintenance and professional services components of license transactions and the amount of client use of pricing and related data can impact revenue variability. We believe we are now more than halfway through our transition to a term licensing model, and we expect that in 2007 and beyond, over 80% of our net revenues will come from our recurring revenue sources and that perpetual license fees will decrease as a percentage of net revenues. As we substantially complete our transition to term licensing in fiscal 2009, we expect less variability between our major categories of revenues because the variation from large perpetual license deals will decrease.

We expect total net revenues for the third quarter of 2007 to be between $52 million and $54 million.

Term License, Maintenance and Other Recurring Revenues

(in thousands, except percent of	Three Months Ended June 30			Six Months Ended June 30
total net revenues)	2007	2006	Change	2007	2006	Change

Term license revenues	$10,121	$3,904	$6,217	$17,133	$6,374	$10,759
Maintenance revenues	21,274	20,223	1,051	41,778	39,886	1,892
Other recurring revenues	10,617	10,058	559	20,825	19,097	1,728
Total term license, maintenance and other recurring revenues	$42,012	$34,185	$7,827	$79,736	$65,357	$14,379
Percent of total net revenues	80%	77%		79%	74%

Term license revenues, which include software license and maintenance fees for term licenses, represented 24% of total term license, maintenance and other recurring revenues in the second quarter of 2007, up from 11% in the second quarter of 2006. Term license revenues continue to grow as we sign more contracts on a term basis. Term license bookings were $17.0 million in the second quarter of 2007, an increase of 32% from $12.9 million in the same period of 2006. Additionally, we recorded a net benefit of $0.8 million to term license revenue during the second quarter of 2007, as we completed a significant number of term license implementation services thus allowing the recognition of the associated term license revenues under SOP 97-2.

Maintenance revenues increased $1.1 million and $1.9 million during the three and six months ended June 30, 2007, respectively compared to the same periods of 2006. These increases are attributable to the impact of price increases on annual perpetual maintenance renewals purchased by our installed customer base and, to a lesser extent, an increase in new perpetual maintenance support contracts, partially offset by maintenance de-activations and downgrades. We disclose our maintenance renewal rate one quarter in arrears in order to include substantially all payments received against the maintenance invoices for that quarter. Our maintenance renewal rate has been in the range of 88% to 92% over the past five quarters and was 90% for the first quarter of 2007.

Other recurring revenues increased $559,000 and $1.7 million during the three and six months ended June 30, 2007, respectively, mainly as a result of growth in our subscription and data management revenue streams.

We expect that term license, maintenance and other recurring revenues will increase slightly in the third quarter of 2007 compared to the second quarter.

Perpetual License Fees

	Three Months Ended June 30			Six Months Ended June 30
	2007	2006	Change	2007	2006	Change

Perpetual license fees (in thousands)	$5,689	$6,050	$(361)	$11,616	$14,208	$(2,592)
Percent of total net revenues	11%	14%		12%	16%

The transition of our core products to a term pricing model has resulted in decreases in perpetual license fees to $5.7 million and $11.6 million during the three and six months ended June 30, 2007, compared to $6.1 million and $14.2 million during the comparable periods of 2006. Incremental AUA fees from perpetual licenses included in the “Perpetual license fees” caption were $1.5 million and $3.3 million for the three and six months ended June 30, 2007, respectively, and were flat as compared to the same periods in 2006.

We expect perpetual license fees in the third quarter to be approximately flat with the second quarter.

Professional Services and Other Revenues

	Three Months Ended June 30			Six Months Ended June 30
	2007	2006	Change	2007	2006	Change
Professional services and other revenues (in thousands)	$4,675	$4,125	$550	$9,003	$8,451	$552
Percent of total net revenues	9%	9%		9%	10%

Professional services and other revenues primarily include consulting, project management, custom integration, custom work, and training. Professional services projects related to Axys, Moxy and Partner products generally can be completed in a two- to six-month time period, while services related to Geneva and APX products may require a four- to nine-month implementation period.

During the three and six months ended June 30, 2007, professional services revenue increased as we experienced growth in our project management, data conversion and custom reporting revenues associated with implementations of our recently released APX and Moxy products. Additionally, our sales reserve benefit for professional services increased during the second quarter of 2007 due to improved experience of professional service fee adjustments.

These increases were partially offset by lower services revenues associated with Axys implementations and an increase in the net deferral of professional services revenue for services performed on term license implementations. When services are performed with term license implementations, service revenue is deferred until the implementation is complete. Then service revenues are recognized over the remaining license term. We have experienced an increase in implementation services after the launch of our APX product and the sales success of our Geneva product, which are sold under a term license model. Due to more term license implementation projects in progress at June 30, 2007 as compared with June 30, 2006, we deferred professional services revenue of $2.1 million in the second quarter of 2007, which represented a $0.2 million increase from the revenue deferral of $1.9 million in the comparable period of 2006.

We expect that revenues from professional services and other will be up significantly in the third quarter of 2007 relative to the second quarter, primarily due to our annual client conference in September 2007.

Revenues by Segment

	Three Months Ended June 30			Six Months Ended June 30
(in thousands)	2007	2006	Change	2007	2006	Change

Advent Investment Management	$46,545	$39,005	$7,540	$89,100	$77,598	$11,502
MicroEdge	5,831	4,849	982	11,255	9,701	1,554
Other	—	506	(506)	—	717	(717)

Total net revenues	$52,376	$44,360	$8,016	$100,355	$88,016	$12,339

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

The 19% and 15% increase in AIM’s revenue in the three and six months ended June 30, 2007 primarily reflects generally healthy economic conditions and growth in financial markets, as well as the continued focus on selling our Axys, APX, Moxy, Partner and Geneva products. AIM’s revenue increase in the first half of 2007 also reflected an increase in new maintenance support contracts as a result of new license deals and price increases for maintenance contracts from our installed customer base, partially offset by attrition from within our existing installed customer base.

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

The 20% and 16% increase in MicroEdge’s revenue during the three and six months ended June 30, 2007 reflects the generally healthy economic conditions and general trend of increased charitable contributions that has persisted for the past few years. This increase in charitable contributions received by the foundations sector has enabled foundations to increase their information technology expenditures which resulted in the increase in MicroEdge revenue in the first half of 2007.

The revenue decrease in our “Other” segment resulted from the winding down of the soft dollar component of our broker/dealer subsidiary in fiscal 2006.

COST OF REVENUES

	Three Months Ended June 30			Six Months Ended June 30
	2007	2006	Change	2007	2006	Change

Total cost of revenues (in thousands)	$16,004	$13,993	$2,011	$31,468	$27,457	$4,011
Percent of total net revenues	31%	32%		31%	31%

Our cost of revenues is made up of four components: cost of term license, maintenance and other recurring; cost of perpetual license fees; cost of professional services and other; and amortization of developed technology.

Cost of Term License, Maintenance and Other Recurring

	Three Months Ended June 30			Six Months Ended June 30
	2007	2006	Change	2007	2006	Change
Cost of term license, maintenance and other recurring (in thousands)	$9,048	$8,382	$666	$18,080	$16,299	$1,781
Percent of total term license, maintenance and recurring revenue	22%	25%		23%	25%

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

Cost of term license, maintenance and other recurring fluctuated due to the following (in thousands):

	Change From	Change From
	2006 to 2007	2006 to 2007
	QTD	YTD

Increased payroll and related	$994	$2,242
Decreased royalty	(292)	(410)
Various other items	(36)	(51)

Total change	$666	$1,781

The increase in dollar amount for the three and six months ended June 30, 2007 was due primarily to an increase in compensation and related costs resulting from increases in salary costs and headcount which enables us to deliver the services we provide to our growing number of clients in their day-to-day use of our software.

We expect cost of term license, maintenance and other recurring revenue in the third quarter of 2007 to increase as compared to the second quarter due to the continued hiring of personnel.

Cost of Perpetual License Fees

	Three Months Ended June 30			Six Months Ended June 30
	2007	2006	Change	2007	2006	Change

Cost of perpetual license fees (in thousands)	$219	$198	$21	$414	$427	$(13)
Percent of total perpetual license revenues	4%	3%		4%	3%

Cost of perpetual license fees consists primarily of royalties and other fees paid to third parties, the fixed direct labor involved in producing and distributing our software, and cost of product media including duplication, manuals and packaging materials. The cost of perpetual license fees has remained consistent with the same period in the prior fiscal year.

We expect cost of perpetual license fees to be flat in the third quarter of 2007.

Cost of Professional Services and Other

	Three Months Ended June 30			Six Months Ended June 30
	2007	2006	Change	2007	2006	Change
Cost of professional services and other (in thousands)	$6,415	$5,150	$1,265	$12,288	$10,074	$2,214
Percent of total professional services and other revenues	137%	125%		136%	119%

Cost of professional services and other revenue consists primarily of personnel related costs associated with the client services organization in providing consulting, custom report writing and conversions of data from clients’ previous systems. Also included are direct costs associated with third-party consultants and travel expenses. Additionally, under SOP 97-2, we defer our professional services costs until we have substantially completed the term license implementation services.

Cost of professional services and other fluctuated due to the following (in thousands):

	Change From	Change From
	2006 to 2007	2006 to 2007
	QTD	YTD

Increased payroll and related	$851	$1,776
Increased outside services	195	8
Increased recruiting	28	292
Increased travel	139	269
Increased implementation service cost deferral for term	(85)	(374)
Various other items	137	243

Total change	$1,265	$2,214

The increase during  the three and six months ended June 30, 2007 was due primarily to an increase in payroll and related expenses resulting from the increase in headcount to address the general increase in demand for consulting and training services demanded as a result of higher license sales. Consistent with the increase in headcount, recruiting costs increased by $292,000 during the six months ended June 30, 2007. Higher utilization of third party implementation consultants during the second quarter of 2007 also contributed to the increase during the three months ended June 30, 2007. In addition, travel expenses increased due to travel associated with more service projects and rising cost of air travel and accommodations.

We have experienced an increase in implementation services with the launch of our APX product and sales of our Geneva product, which are principally sold under the term license model. As there were more term license implementation projects in progress as of June 30, 2007 compared to June 30, 2006, we have experienced an increase in the deferral of professional service costs. We deferred net professional service costs of $0.9 million and $1.7 million during the three and six months ended June 30, 2007, compared to $0.8 million and $1.3 million in the comparable periods of 2006. We experienced only a slight increase in the deferral of term license implementation service costs during the second quarter of 2007 as we were able to complete an unusually high number of implementations during this period as compared to the prior year period.

Gross margins for the 2007 periods continue to be negative as a result of the significant deferral of professional services revenues and costs under SOP 97-2. We defer only the direct costs associated with services performed on term license arrangements. As a result, indirect costs such as management and other overhead expenses are recognized in the period in which they are incurred, with no revenue to offset them. In addition, we have added headcount in our consulting group. Since these new employees undergo a training period, typically of six months, before becoming fully billable, their associated costs have a near-term negative impact on gross margins.

We expect cost of professional services and other in the third quarter of 2007 to increase significantly as compared to the second quarter due to our annual client conference in September 2007 and higher payroll expenses from the continued hiring of consultants to support product implementations.

Amortization of Developed Technology

	Three Months Ended June 30			Six Months Ended June 30
	2007	2006	Change	2007	2006	Change
Amortization of developed techology (in thousands)	$322	$263	$59	$686	$657	$29
Percent of total net revenues	1%	1%		1%	1%

Amortization of developed technology represents amortization of acquisition-related intangible assets and internal product development costs.  The increase in amortization of developed technology reflected additional expense from the capitalization of internally developed software costs relating to product upgrades since June 30, 2006.

We expect amortization of developed technology to be flat in the third quarter of 2007 as compared to the second quarter.

OPERATING EXPENSES

Sales and Marketing

	Three Months Ended June 30			Six Months Ended June 30
	2007	2006	Change	2007	2006	Change

Sales and marketing (in thousands)	$13,985	$12,209	$1,776	$26,874	$24,351	$2,523
Percent of total net revenues	27%	28%		27%	28%

Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars.

Sales and marketing expenses fluctuated due to the following (in thousands):

	Change From	Change From
	2006 to 2007	2006 to 2007
	QTD	YTD

Increased payroll and related	$1,229	$2,146
Increased travel and entertainment	310	349
Increased outside services	216	252
Increased marketing	428	418
Decreased bad debt and broker fees	(640)	(898)
Various other items	233	256

Total change	$1,776	$2,523

The increase in expenses for the three and six months ended June 30, 2007 was primarily due to increases in payroll and other related costs as a result of an increase in headcount to 168 at June 30, 2007 from 145 at June 30, 2006. We believe this investment in personnel will accelerate the momentum in our Geneva and APX product sales and increase satisfaction for all of our products. Travel expenses also increased due to the headcount increase and travel to our annual EMEA client conference. Increase in outside services also contributed to the increase due to higher utilization of outside service providers. In addition, marketing expenses also increased due to increased advertising initiatives to market our record number of product releases for 2007. These increases were partially offset by a decrease in broker fees and bad debt expense associated with the winding down of our soft dollar business in fiscal 2006.

We expect sales and marketing expenses to be slightly higher in the third quarter of 2007 relative to the second quarter due to increased marketing spending on product release programs.

Product Development

	Three Months Ended June 30			Six Months Ended June 30
	2007	2006	Change	2007	2006	Change

Product development (in thousands)	$10,816	$8,815	$2,001	$20,672	$16,750	$3,922
Percent of total net revenues	21%	20%		21%	19%

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

Product development expenses fluctuated due to the following (in thousands):

	Change From	Change From
	2006 to 2007	2006 to 2007
	QTD	YTD

Increased payroll and related	$2,039	$3,208
(Increased) decreased capitalization of product development	(566)	313
Increased recruiting	99	121
Various other items	429	280

Total change	$2,001	$3,922

The increase in product development expense during the three and six months ended June 30, 2007 was primarily due to increases in payroll and other related costs resulting from the increase in headcount to help us meet our expanded new product delivery schedules for fiscal 2007. As a result of the increase in headcount, we incurred higher recruiting fees to identify product development engineers to assist in developing our new products and enhancing existing products. The fluctuations in the capitalization of our product development costs in the first half of 2007 was attributable to the timing of product releases as we capitalized $0.6 million of costs associated with our upcoming APX 2.0 and Moxy 6.0 products during the second quarter of 2007 as compared to $0.9 million of costs associated with APX 1.0 in the first quarter of 2006.

We expect product development expenses to be down slightly in the third quarter of 2007 as compared to the second quarter due to increased amounts capitalized under SFAS 86 as our engineers work on a number of  product releases which will be in their final beta stage during the third quarter.

General and Administrative

	Three Months Ended June 30			Six Months Ended June 30
	2007	2006	Change	2007	2006	Change

General and administrative (in thousands)	$7,837	$7,702	$135	$16,621	$15,648	$973
Percent of total net revenues	15%	17%		17%	18%

General and administrative expenses consist primarily of personnel costs for information technology, finance, administration, operations and general management, as well as legal and accounting expenses.

General and administrative expenses fluctuated due to the following (in thousands):

	Change From	Change From
	2006 to 2007	2006 to 2007
	QTD	YTD

Increased payroll and related	$1,642	$3,305
Decreased facilities	(515)	(1,349)
Decreased depreciation	(205)	(450)
Decreased legal and professional	(434)	(597)
Various other items	(353)	64

Total change	$135	$973

The increase in expenses during the three and six months ended June 30, 2007 is primarily due to the increase in payroll and other related costs as a result of an increase in headcount and annual merit increases. This increase was offset by a decrease in facilities and depreciation expense as we are no longer incurring rent and depreciation expenses related to our prior San Francisco headquarters facility located at 301 Brannan Street, which we exited in October 2006. We entered into a definitive lease agreement in January 2006 for our new headquarters facility located at 600 Townsend Street in San Francisco, California resulting in rent expense at both 600 Townsend and our prior headquarters facility causing higher rent expense for the first half of 2006. Lower legal fees and professional fees resulted from decreased services provided by external legal and accounting firms.

We expect general and administrative expenses to be up slightly in the third quarter of 2007 as compared to the second quarter.

Amortization of Other Intangibles

	Three Months Ended June 30			Six Months Ended June 30
	2007	2006	Change	2007	2006	Change
Amortization of other intangibles (in thousands)	$466	$1,020	$(554)	$940	$1,999	$(1,059)
Percent of total net revenues	1%	2%		1%	2%

Amortization of other intangibles represents amortization of non-technology related intangible assets. The decrease in amortization of other intangibles in the first half of 2007 was attributed to assets becoming fully amortized during fiscal 2006 and the first half of 2007.

We expect amortization of other intangibles to be slightly lower in the third quarter of 2007 as compared to the second quarter.

Restructuring Charges

	Three Months Ended June 30			Six Months Ended June 30
	2007	2006	Change	2007	2006	Change

Restructuring charges (in thousands)	$227	$124	$103	$789	$265	$524
Percent of total net revenues	0%	0%		1%	0%

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

During the second quarter of 2007, we recorded a restructuring charge of $227,000 which related to the modification of certain sub-lease assumptions for our prior San Francisco headquarters facility located at 301 Brannan Street, which the Company exited in October 2006. Similarly in the first quarter of 2007, we recorded a restructuring charge of $562,000 as a result of updates in our sub-lease assumptions for our prior headquarters facility.
During the second quarter of 2006, we recorded a restructuring charge of $124,000 which related to the costs to exit a portion of our facility in New Rochelle, New York, and our entire facility in Summit, New Jersey as well as the fair value amortization of prior period obligations. During the first quarter of 2006, we recorded a net restructuring charge of $141,000 primarily to adjust original estimates for facilities in San Francisco, California and New York, New York.

The following table sets forth an analysis of the components of the payments and restructuring charges made against the accrual during the six months ended June 30, 2007 (in thousands):

	Facility Exit	Severance &
	Costs	Benefits	Total

Balance of restructuring accrual at December 31, 2006	$6,587	$4	$6,591
Restructuring charges	635	—	635
Cash payments	(1,530)	(4)	(1,534)
Accretion adjustment	154	—	154

Balance of restructuring accrual at June 30, 2007	$5,846	$—	$5,846

Operating Income by Segment

	Three Months Ended June 30			Six Months Ended June 30
(in thousands)	2007	2006	Change	2007	2006	Change

Advent Investment Management	$5,647	$4,560	$1,087	$8,507	$9,673	$(1,166)
MicroEdge	1,764	1,172	592	2,938	2,123	815
Other	—	(477)	477	—	(945)	945
Unallocated corporate operating costs and expenses
Stock-based employee compensation	(3,582)	(3,475)	(107)	(6,828)	(6,649)	(179)
Amortization of developed technology	(322)	(263)	(59)	(686)	(657)	(29)
Amortization of other intangibles	(466)	(1,020)	554	(940)	(1,999)	1,059

Total operating income	$3,041	$497	$2,544	$2,991	$1,546	$1,445

Operating income for the AIM segment increased by approximately $1.1 million in the second quarter of 2007 compared with the second quarter of 2006 primarily as a result of an increase in total revenue of $7.5 million and, to a lesser extent, an increase in product development cost capitalization of $0.6 million. These increases to operating income were offset by an increase in payroll and other related costs resulting from higher headcount of 771 employees at June 30, 2007 from 679 at June 30, 2006, as the AIM segment has added personnel primarily in the client support, product development, professional services and sales and marketing groups. Operating income for the AIM segment decreased by approximately $1.2 million in the first half of 2007 compared with the first half of 2006 primarily as a result of an increase in total AIM expenses of $12.7 million during the first half of 2007 primarily as a result of an increase in payroll and other related costs resulting from higher headcount. This increase in AIM’s expenses was partially offset by AIM’s revenue growth of $11.5 million during the first half of 2007. Operating income for the 2007 periods continue to be reduced by the larger deferral of professional services revenues and costs under SOP 97-2.

MicroEdge’s operating income increased by $592,000 and $815,000 during the three and six months ended June 30, 2007, as compared to comparable periods of 2006, primarily due to an increase in revenues of $1.0 million and $1.6 million partially offset by an increase in total operating costs of $0.4 million and $0.7 million.  Operating expenses increased due to an increase in payroll and other related costs resulting from 12 additional employees that were hired since June 30, 2006.

Operating loss for our “Other” segment was $477,000 and $945,000 for the three and six month ended June 30, 2006 compared to zero for the comparable periods in 2007, as we completed the wind down of the soft dollar component of our broker/dealer in 2006 which resulted in significant bad debt expense and broker fees in the prior year periods.

Interest Income and Other Income, Net

	Three Months Ended June 30			Six Months Ended June 30
	2007	2006	Change	2007	2006	Change
Interest income and other income, net (in thousands)	$3,868	$1,051	$2,817	$4,386	$2,397	$1,989
Percent of total net revenues	7%	2%		4%	3%

Interest income and other, net consists of interest income, realized gains and losses on investments and foreign currency gains and losses.

Interest income and other income, net fluctuated due to the following (in thousands):

	Change From	Change From
	2006 to 2007	2006 to 2007
	QTD	YTD

Increase in gain on sale of private equity investments	$4,247	$4,247
Increase in impairment loss of private equity investment	(585)	(585)
Decrease in interest income	(661)	(1,563)
Increase in interest expense	(236)	(264)
Various other items	52	154

Total change	$2,817	$1,989

During the second quarter of 2007, interest income and other income included an aggregate gain of $4.2 million from the sale of two private equity investments, including our investment in LatentZero Limited, partially offset by an impairment loss of $585,000 associated with a third private equity investment. The net gain of $3.7 million from private equity investment activity was partially offset by lower interest income due to our lower level of cash, cash equivalents and marketable securities balances during the first half of 2007, as we liquidated part of our portfolio to fund our significant stock repurchases in fiscal 2006 and the first half of 2007. In addition, we drew down $25.0 million on our credit facility in June 2007 resulting in higher interest expense during the second quarter of 2007.

Provision for (Benefit from) Income Taxes

	Three Months Ended June 30			Six Months Ended June 30
	2007	2006	Change	2007	2006	Change
Provision for (benefit from) income taxes (in thousands)	$1,814	$(55)	$1,869	$1,843	$(1,062)	$2,905
Effective tax rate	26%	-4%		25%	-27%

During the three months ended June 30, 2007, we recorded a provision of $1.8 million with an effective tax rate of 26% which includes discrete tax benefits recognized during the quarter. This provision reflects a projected fiscal 2007 effective tax rate of 51.1%, less year-to-date discrete tax benefits for tax deductions due to disqualifying dispositions of incentive stock options and employee stock purchase plan shares whose associated stock-based employee compensation has been expensed under FAS 123R, and the release of the valuation allowance associated with our capital losses as a result of the recognition of capital gains during the quarter. The fiscal 2007 effective tax rate exceeds the statutory rate primarily due to state income taxes, expected foreign losses for which the company cannot recognize deferred tax assets and non-deductible stock-based employee compensation relating to incentive stock options and the Company’s employee stock purchase plan. This impact is partially offset by the tax benefit associated with federal and California research credits.  During the three months ended June 30, 2006, we continued to carry a full valuation allowance against our deferred tax assets which resulted in a tax provision (benefit) primarily based on anticipated current income tax expense including federal alternative minimum tax. The benefit from income taxes of $55,000 for the three months ended June 30, 2006 primarily reflects a reduction in the anticipated current income taxes for the year resulting in a lower forecasted 2006 effective tax rate from the first quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our aggregate cash, cash equivalents and marketable securities were $34.1 million at June 30, 2007, compared with $55.1 million at December 31, 2006. Cash equivalents are comprised of highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase.

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Six Months Ended June 30
	2007	2006

Net cash provided by operating activities	$25,759	$21,379
Net cash provided by investing activities	$29,310	$24,160
Net cash used in financing activities	$(51,254)	$(77,585)

Cash Flows from Operating Activities

Our cash flows from operating activities represent the most significant source of funding for our operations. The major uses of our operating cash include funding payroll (salaries, commissions, bonuses and benefits), general operating expenses (marketing, travel, computers and telecommunications, legal and professional expenses, and office rent) and cost of revenues. Our cash provided by operating activities generally follows the trend in our net revenues, operating results and the increase in deferred revenues resulting from term license bookings.

 Our cash provided by operating activities of $25.8 million during the six months ended June 30, 2007 was primarily the result of our net income and non-cash charges including stock-based compensation and depreciation and amortization during the six months ended June 30, 2007, partially off-set by a net gain from equity investment activity. Cash flows resulting from changes in assets and liabilities included decreases in accounts receivable and increases in deferred revenue. The decrease in accounts receivable primarily reflected improved collections during the first half of 2007. Days’ sales outstanding decreased to 67 days during the first half of 2007 from 75 days in the fourth quarter of 2006. The increase in deferred revenue primarily reflected our continued transition to the term license model. Under the term model, we generally bill and collect for a term agreement in installments in advance of each annual period. These amounts are deferred at billing and recognized over the annual term period. This has the effect of increasing deferred revenue when compared to a perpetual license model where no license revenue is deferred. See further discussion of the effects of our transition to a term model in the “Overview” section. Other changes in assets and liabilities included an increase in our income taxes payables and prepaid and other assets and decreases in accounts payable and accrued liabilities. The decreases in accounts payable and accrued liabilities reflected cash payments of fiscal 2006 liabilities including year-end payables and bonuses, commissions and payroll taxes.

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

Cash Flows from Investing Activities

Net cash provided by investing activities of $29.3 million for the six months ended June 30, 2007 is primarily from the proceeds of $24.9 million from the sale of short term investments and from the proceeds of $11.6 million from the sale of two private equity investments, including our stake in LatentZero Limited. This was partially offset by capital expenditures of $5.3 million, capitalized software development costs of $0.5 million and an installment payment totaling $1.0 million related to the acquisition of East Circle Solutions, Inc. In addition, restricted cash increased by $0.4 million associated with amendments to the lease agreement with Toda Development, Inc. (“Toda”) to increase our rentable square footage at our headquarter facility located at 600 Townsend Street in San Francisco, California. In the event that we default under the terms of this lease agreement, the letter of credit may be drawn upon by Toda.

Net cash provided by investing activities of $24.2 million for the six months ended June 30, 2006, consisted primarily of net sales and maturities of marketable securities of $34.1 million. During the six months ended June 30, 2006, we liquidated investments to provide the cash required to repurchase our common stock. These cash proceeds were offset by capital expenditures of $7.9 million, a change in restricted cash of $1.2 million to secure a bank letter of credit, and capitalized software development costs of $0.8 million. During the first six months of 2006, restricted cash increased $1.2 million as we secured a bank line of credit of $1.2 million associated with the Company’s entry into a definitive lease agreement with Toda Development, Inc. in January 2006 for our headquarters facility.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2007 of $51.3 million reflected the repurchase of 2.6 million shares of our common stock for $91.2 million. This was partially offset by a draw-down of $25.0 million against our credit facility and proceeds received from the issuance of common stock of $14.9 million.

Net cash used in financing activities for the six months ended June 30, 2006 of $77.6 million reflected the repurchase of 2.8 million shares of our common stock for $86.5 million, partially offset by proceeds received from the issuance of common stock of $8.9 million.

Our liquidity and capital resources in any period could be affected by the exercise of outstanding stock options and issuance of common stock under our employee stock purchase plan. The resulting increase in the number of outstanding shares from this and from the issuance of common stock from our other outstanding equity awards (RSUs and SARs) could also affect our per share results of operations. However, we cannot predict the timing or amount of proceeds from the exercise of stock options or SARs, or whether they will be exercised at all. Furthermore, our Board may authorize additional share repurchase programs and we may continue our stock repurchase activity.  As of June 30, 2007, we have completed the stock repurchases under the share repurchase authorization that was approved by the Board and publicly announced in February 2007.

At June 30, 2007, we had negative working capital of $30.1 million, compared to negative working capital of $0.3 million at December 31, 2006. Our negative working capital is primarily due to using our excess cash to finance common stock repurchases, totaling $148.6 million during fiscal 2006 and $91.2 million during the first half of 2007, and to a lesser extent deferred revenue growth.

We currently have commitments under our operating leases, which increased from $49.0 million at December 31, 2006 to $52.6 million at June 30, 2007, primarily as a result from expanding the rentable square footage at our corporate headquarters facility located at 600 Townsend Street in San Francisco, California during the first half of 2007.

We also have significant commitments associated with our credit facility. In February 2007, we and certain of our domestic subsidiaries entered into a senior secured credit facility agreement (the “Facility”) with Wells Fargo Foothill, Inc. (the “Lender”). Under the Facility, the Lender will provide the Company with a revolving line of credit up to an aggregate amount of $75.0 million, subject to a borrowing base formula, to provide backup liquidity for general corporate purposes, including stock repurchases, or investment opportunities for a period of three years.

In June 2007, we drew $25.0 million against this Facility which bears interest at an aggregate rate of 6.86%, consisting of a three month LIBOR contract rate of 5.36% and an applicable margin of 1.5%. In September 2007, the LIBOR rate contract will expire and we will have the option to either re-enter into another LIBOR rate contract, choose the Base Rate, or pay off the existing loan balance. We currently intend to roll the loan for another three-month LIBOR term and repay this draw at the end of the credit facility term in February 2010.

Contractual Obligations

The following table summarizes our contractual cash obligations as of June 30, 2007 (in thousands):

	Six
	Months Ended
	December 31	Years Ended December 31
	2007	2008	2009	2010	2011	Thereafter	Total
Operating lease obligations, net of sub-lease income	$3,470	$7,693	$5,930	$5,451	$4,945	$25,151	$52,640
Repayment of long-term debt	—	—	—	25,000	—	—	25,000

Total commitments (1)	$3,470	$7,693	$5,930	$30,451	$4,945	$25,151	$77,640

(1)                                  At June 30, 2007, we had a gross liability of $5.2 million for uncertain tax positions associated with the adoption of FIN 48. Since almost all of this liability relates to reserves against deferred tax assets that we do not expect to utilize in the short term, we cannot estimate the timing of potential future cash settlements and have not included any estimates in the table of contractual cash obligations.

At June 30, 2007 and December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We expect that for the next year, our operating expenses will continue to constitute a significant use of cash flow. In addition, we may use cash to fund acquisitions and repurchase common stock, or invest in other businesses, when opportunities arise. Based upon our past performance and current expectations, we believe that our cash and cash equivalents, marketable securities, cash generated from operations and availability under our Facility will be sufficient to satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases and financing activities for the next year.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of June 30, 2007 consist of obligations under operating leases. See Note 12, “Commitments and Contingencies” to the condensed consolidated financial statements and the “Liquidity and Capital Resources” section above for further discussion and a tabular presentation of our contractual obligations. As of June 30, 2007, we were in compliance with all our financial covenants and expect to remain within compliance in the next 12 months. We are comfortable with these limitations and believe they will not impact our cash or credit in the coming year or restrict our ability to execute our business plan.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Historically, much of our revenues and capital spending was transacted in U.S. dollars. However, since the acquisitions of

Advent Denmark, Advent Norway, Advent Sweden, Advent Netherlands, and Advent Europe’s remaining distributors in the United Kingdom and Switzerland, whose service and certain license revenues and capital spending, are transacted in local country currencies, we have greater exposure to foreign currency fluctuations. Additionally as of June 30, 2007, $40.2 million of goodwill and $0.7 million of other intangibles from the acquisition of these entities is denominated in foreign currency. Therefore a hypothetical weakening (strengthening) of the U.S. dollar of 10% relative to certain European currencies could increase (decrease) our assets and equity by approximately $4 million. We do not believe that a hypothetical 10% change in foreign currency exchange rates would have a material adverse effect on our condensed consolidated results of operations or cash flows.

Historically, our interest rate risk related primarily to our investment portfolio, which consisted of $20.2 million in cash equivalents and $24.9 million in marketable securities as of December 31, 2006 and $34.1 million in cash equivalents and zero in marketable securities as of June 30, 2007. An immediate sharp increase in interest rates could have a material adverse effect on the fair value of our investment portfolio. Conversely, immediate sharp declines in interest rates could seriously harm interest earnings of our investment portfolio. We do not currently use derivative financial instruments in our investment portfolio, nor hedge for these interest rate exposures.

By policy, we limit our exposure to longer-term investments, and the majority of our investment portfolio at December 31, 2006 had interest rate maturities of less than one year. As a result of the relatively short duration of our portfolio, an immediate hypothetical parallel shift to the yield curve of plus 25 basis points (“BPS”), 50 BPS and 100 BPS would result in a reduction of 0.11% ($51,000), 0.23% ($103,000) and 0.46% ($205,000), respectively, in the market value of our investment portfolio as of December 31, 2006. During the first half of 2007, we liquidated our investment portfolio to fund our stock repurchase program resulting in a zero balance as of June 30, 2007.

Effective February 2007, we also have interest rate risk relating to debt under our credit facility which is indexed to LIBOR or a Wells Fargo prime rate. In June 2007, we drew $25.0 million against this credit facility which bears interest at an aggregate rate of 6.86%, consisting of a three month LIBOR contract rate of 5.36% and an applicable margin of 1.5%. In September 2007, the LIBOR rate contract will expire and Advent will have the option either re-enter into another LIBOR rate contract, choose the Base Rate, or pay off the existing loan balance. A hypothetical 100 basis point increase in the LIBOR rate from the rate of 5.36% associated with our $25.0 million draw in June 2007 would result in an increase in quarterly and annual interest expense of approximately $63,000 and $250,000, respectively.

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

Our investments in privately held companies are assessed for impairment when a review of the investee’s operations indicates that a decline in value of the investment is other than temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. Impaired investments in privately held companies are written down to estimated fair value. We estimate fair value using a variety of valuation methodologies. Such methodologies include comparing the private company with publicly traded companies in similar lines of business, applying revenue and price/earnings multiples to estimated future operating results for the private company and estimating discounted cash flows for that company. We could lose our entire investment in these companies. During the second quarter of 2007, we sold two of our investments, including our investment in LatentZero Limited, and impaired another. At June 30, 2007, our net investments in privately-held companies totaled $0.5 million. See Note 7, “Balance Sheet Detail”, to our condensed consolidated financial statements for further discussion.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(f) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective as of June 30, 2007 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to Advent’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting which were identified in connection with the evaluation required by Rule 13a-15(e) of the Exchange Act that occurred during the second quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, Advent’s internal control over financial reporting.

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

On March 8, 2005, certain of the former shareholders of Kinexus and the shareholders’ representative filed suit against Advent in the Delaware Chancery Court. The complaint alleges that Advent breached the Agreement and Plan of Merger dated as of December 31, 2001 pursuant to which Advent acquired all of the outstanding shares of Kinexus due principally to the fact that no amount was paid by Advent on an earn-out of up to $115 million. The earn-out, which was payable in cash or stock at the election of Advent, was based upon Kinexus meeting certain revenue targets in both 2002 and 2003. The complaint seeks unspecified compensatory damages, an accounting and restitution for unjust enrichment. Advent advised the shareholders’ representative in January 2003 that the earn-out terms had not been met in 2002 and accordingly no earn-out was payable for 2002 and would not be payable for 2003. Some discovery was conducted by plaintiffs in 2005, but no further discovery has been conducted since December 2005 and Advent has received no further communication from plaintiffs since that time. Advent disputes the plaintiffs’ claims and believes that it has meritorious defenses and intends to vigorously defend this action. Management believes that any potential loss associated with this litigation is neither probable nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

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

We Depend Heavily on Our Axys®, Geneva and APX Products

We derive a significant portion of our net revenues from the licensing of Axys and Geneva products. In addition, many of our other applications, such as Moxy, Partner and various data services have been designed to provide an integrated solution with either of these two products. As a result, we believe that for the next several years a majority of our net revenues will depend upon continued market acceptance of Axys and Geneva, and upgrades to those products. In addition, APX, our newest portfolio accounting and reporting product, is of critical importance in providing an upgrade path for many of our Axys customers. Our long-term growth could be harmed if we are unable to establish APX as a leading product in the market. As a result, we may not be able to successfully upgrade existing Axys clients to APX, or to attract new customers to buy APX.

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

If Our Existing Customers Do Not Renew Their Perpetual Maintenance Contracts, Our Business Will Suffer

Despite Advent’s transition to term licensing, we expect to continue to derive a significant portion of our revenue from our client’s renewal of perpetual maintenance contracts and such renewals are critical to our future success. Factors that may affect the renewal rate of our maintenance contracts include:

•                  The price, performance and functionality of our solutions;

•                  The availability, price, performance and functionality of competing products and services;

•                  The effectiveness of our maintenance and support services; and

•                  Our ability to develop complementary products and services.

Most of our perpetual license customers renew their annual maintenance although our customers have no obligation to renew such maintenance after the first year of their license agreements. In addition, our customers may select maintenance levels less advantageous to us upon renewal, which may reduce recurring revenue from these customers.

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

We Must Continue to Introduce New Products and Product Enhancements

The market for our products is characterized by rapid technological change, changes in customer demands, evolving industry standards and new regulatory requirements. New products based on new technologies or new industry standards can render existing products obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop new products or product enhancements that address the future needs of our target markets and to respond to their changing standards and practices. For example, we are currently engaged in validation and beta cycles for major new releases of several key products, including APX and Geneva. Additionally in the latter half of 2007, we plan to add two new product functionalities to our suite: 1) a trading compliance solution; and, 2) an analytics solution which will be integrated into our APX 2.0 release.

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

During the six months ended June 30 2007, term license revenues comprised approximately 21% of term license, maintenance and other recurring revenues as compared to approximately 10% in the first half of 2006. Term license contracts are comprised of both software licenses and maintenance services. Individual perpetual software licenses vary significantly in value, and the value and timing of these transactions can therefore cause our quarterly perpetual license revenues to fluctuate.

When a customer purchases a term license together with implementation services we do not recognize any revenue under the contract until the implementation services are substantially completed. If the implementation services are still in progress as of quarter-end, we will defer all of the contract revenues to a subsequent quarter. As a result of these and other factors, our quarterly net revenues may fluctuate significantly. Our expense levels are relatively fixed in the short-term. Due to the fixed nature of these expenses, combined with the relatively high gross margin historically achieved on our products, an unanticipated decline in net revenues in any particular quarter may adversely affect our operating results. For example, during the second quarter of 2007, we deferred net revenues of $1.4 million and deferred directly related expenses of $0.9 million. The impact of these deferrals on our operating income for the second quarter of 2007 was approximately $0.5 million.

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

Our Operating Results May Not Be Reflective of Our Future Financial Performance

During the second quarter of 2007, we recognized approximately 80% of total net revenues from recurring sources, which we define as revenues from term license, maintenance on perpetual licenses and other recurring revenue. We generally recognize revenue from these sources ratably over the terms of these agreements, which typically range from one to three years. As a result, almost all of our revenues in any quarter are generated from contracts entered into during previous periods.

Consequently, a significant decline in new business generated in any quarter may not affect our results of operations in that quarter but will have an impact on our revenue growth rate in future quarters. Additionally, a decline in renewals of term agreements, maintenance or data contracts during a quarter will not be fully reflected in our financial performance in that quarter. For example, because we recognize revenue ratably, the non-renewal of term agreements or maintenance contracts late in a quarter may have very little impact on revenue for that quarter, but will reduce revenue in future quarters. In addition, we may be unable to adjust our costs in response to reduced revenue.

Further, solely relying on our historical operating results on a generally accepted accounting principles (GAAP) basis may not be useful in predicting our future operating results. Non-GAAP information that we report, such as our quarterly bookings and maintenance renewal rates, may assist investors in evaluating our future financial position. However, placing undue reliance upon non-GAAP or operating information is not appropriate because this information is neither standardized across companies nor subjected to the same control activities and audit procedures that produce our GAAP financial results.

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

Difficulties in Integrating Our Acquisitions and Expanding Into New Business Areas Have Impacted and Could Continue to Adversely Impact Our Business and We Face Risks Associated with Potential Acquisitions, Investments, Divestitures and Expansion

From 2001 through the middle of 2003, our strategy focused on growth through the acquisition of additional complementary businesses. During those years, we made five major acquisitions including Kinexus Corporation, Techfi Corporation and Advent Outsource Data Management LLC, and also acquired all of the common stock of five of our European distributor’s subsidiaries. In addition, we purchased our European distributor’s remaining two subsidiaries in the United Kingdom and Switzerland in May 2004. More recently, in December 2006, we acquired East Circle Solutions, Inc., a developer of investment management billing solutions to integrate their product into our software offerings.

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

Impairment of Investments Could Harm Our Results of Operations

We have made and may make future investments in privately held companies, many of which are considered in the start-up or development stages. These investments, which we classify as other assets on our condensed consolidated balance sheets, are inherently risky, as the market for the technologies or products these companies have under development is typically in the early stages and may never materialize. The value of the investment in these companies is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. Due to these and other factors, we have previously determined, and may in the future determine, that the value of these investments is impaired, which has caused and would cause us to write down the carrying value of these investments, such as the $0.6 million write-down of one of our investments during the second quarter of 2007. Furthermore, we cannot be sure that future investment, license, fixed asset or other asset write-downs will not occur. If future write-downs do occur, they could harm our business and results of operations.

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

Two of Our Principal Stockholders Have an Influence Over Our Business Affairs and May Make Business Decisions with Which You Disagree and Which May Adversely Affect the Value of Your Investment

Our Chief Executive Officer and the Chairman of our board of directors beneficially own or control, indirectly or directly, a substantial number of shares of our common stock (approximately 33% as of the record date of March 23, 2007 for our most recent Annual Meeting of Stockholders). As a result, if these persons act together, they will have the ability to exert significant influence on matters submitted to our stockholders for approval, such as the election and removal of directors, amendments to our certificate of incorporation and the approval of any business combination. These actions may be taken even if they are opposed by other stockholders or it may be difficult to approve these actions without their consent. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

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

Covenants in Our Credit Facility Agreement Could Adversely Affect our Financial Condition

In February 2007, we entered into a senior secured facility agreement which provides us with a revolving line of credit up to an aggregate amount of $75.0 million. Our continued ability to borrow under our credit facility is subject to compliance with certain financial and non-financial covenants. The financial covenant is limited to a maximum ratio of senior debt to earnings before interest, taxes, depreciation, and amortization (EBITDA), adjusted for cost capitalizations, extraordinary gains (losses) and non-cash stock compensation. Our failure to comply with such covenants could cause default under the agreement, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unfavorable terms. In the event of default which is not remedied within the prescribed timeframe, the assets of the Company (subject to the amount borrowed) may be attached or seized by the lender.

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

During 2006, we implemented controls and procedures to improve our internal control over financial reporting and address the material weaknesses identified in fiscal 2004 and 2005. As a result, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006 and June 30, 2007.

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

Our current expectation is that our fiscal 2007 pre-tax income will be a modest amount, due primarily to the impact of expensing for stock-based compensation, the short-term negative impact on net revenues from our transition to a term license model, and the investment in the development and growth of our business. One element of our quantitative analysis of any control deficiency is its actual or potential financial impact, and any impact that is greater than 5% of our pre-tax income (loss) in any quarter may be more likely to result in that deficiency being determined to be a significant deficiency or a material weakness. Accordingly, our projection of fiscal 2007 pre-tax income at a modest profit will make it statistically less likely for us and our independent registered public accounting firm to determine that a control deficiency is not a material weakness.

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

On February 9, 2007, the Company’s Board authorized the repurchase of up to an additional 2.25 million shares of outstanding common stock. During the second quarter of 2007, Advent completed the share repurchases under this program and repurchased an aggregate 1.7 million shares of common stock for a total cash outlay of $61.0 million and at an average price of $35.01 per share. The following table provides a month-to-month summary of the repurchase activity under the stock repurchase programs approved by the Board in February 2007 during the three months ended June 30, 2007:

			Maximum
	Total	Average	Number of Shares That
	Number	Price	May Yet Be Purchased
	of Shares	Paid	Under Our Share
	Purchased (1)	Per Share	Repurchase Programs
	(shares in thousands)

April 2007	—	$—	1,743
May 2007	1,159	$34.47	584
June 2007	584	$36.08	—

Total	1,743	$35.01	—

(1) All shares were repurchased as part of publicly announced plans.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders (the “Annual Meeting”) of Advent Software, Inc. was held at the principal office of the Company at 600 Townsend Street, San Francisco, California 94103 on May 16, 2007. Stockholders of record at the close of business on March 23, 2007 (the “Record Date”) were entitled to notice of and to vote at the meeting. As of the Record Date, 26,982,974 shares of the Company’s common stock were issued and outstanding, and a quorum of 26,093,231 shares of common stock was represented in person or by proxy at the Annual Meeting.

At the Annual Meeting, two items were voted upon:

1.                                       To elect six directors to serve for the ensuing year and until their successors are duly elected and qualified.

	Number of Shares
	Voted For	Withheld

A. George Battle	26,031,875	61,356
Stephanie G. DiMarco	26,057,964	35,267
James D. Kirsner	26,047,533	45,698
James P. Roemer	26,046,586	46,645
John H. Scully	25,347,467	745,764
Wendell G. Van Auken	25,741,606	351,625

2.                                       To ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the year ending December 31, 2007.

	Number of Shares
				Broker
	For	Against	Abstained	Non-Votes
Ratification of appointment of PricewaterhouseCoopers LLP	25,732,899	355,424	4,908	—

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

ADVENT SOFTWARE, INC.

Dated: August 9, 2007	By:	/s/ Graham V. Smith
Graham V. Smith
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)