Form 10-Q
period 2007-09-30
ADVENT SOFTWARE INC /DE/
filed 2007-11-08
CIK 1002225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number:  0-26994

ADVENT SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2901952
(State or other jurisdiction of incorporation or	(IRS Employer Identification Number)
organization)

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

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2007 was 26,310,161.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30	December 31
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$42,803	$30,187
Marketable securities	—	24,881
Accounts receivable, net	40,531	41,336
Deferred taxes, current	7,954	7,950
Prepaid expenses and other	14,358	11,828
Total current assets	105,646	116,182
Property and equipment, net	28,243	27,338
Goodwill	101,183	98,382
Other intangibles, net	6,579	6,294
Deferred taxes, long-term	75,591	75,594
Other assets, net	9,181	15,857

Total assets	$326,423	$339,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,066	$5,083
Accrued liabilities	22,676	22,992
Deferred revenues	94,716	82,118
Income taxes payable	4,482	4,989
Total current liabilities	124,940	115,182
Deferred income taxes	32	225
Deferred revenues, long-term	5,112	3,195
Long-term debt	20,000	—
Other long-term liabilities	15,888	11,418

Total liabilities	165,972	130,020

Commitments and contingencies (See Note 12)

Stockholders’ equity:
Common stock	259	272
Additional paid-in capital	311,841	309,993
Accumulated deficit	(165,486)	(111,387)
Accumulated other comprehensive income	13,837	10,749
Total stockholders’ equity	160,451	209,627

Total liabilities and stockholders’ equity	$326,423	$339,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Net revenues:
Term license, maintenance and other recurring	$43,046	$36,084	$122,782	$101,441
Perpetual license fees	6,054	5,061	17,670	19,269
Professional services and other	6,449	4,732	15,452	13,183

Total net revenues	55,549	45,877	155,904	133,893

Cost of revenues:
Term license, maintenance and other recurring	9,757	7,915	27,837	24,214
Perpetual license fees	218	181	632	607
Professional services and other	7,662	6,894	19,950	16,967
Amortization of developed technology	332	251	1,018	909

Total cost of revenues	17,969	15,241	49,437	42,697

Gross margin	37,580	30,636	106,467	91,196

Operating expenses:
Sales and marketing	13,482	12,115	40,356	36,466
Product development	9,334	8,849	30,006	25,599
General and administrative	8,393	8,262	25,014	23,911
Amortization of other intangibles	463	1,028	1,403	3,027
Restructuring charges	113	54	902	320

Total operating expenses	31,785	30,308	97,681	89,323

Income from operations	5,795	328	8,786	1,873
Interest and other income (expense), net	(138)	656	4,248	3,054

Income before income taxes	5,657	984	13,034	4,927
Provision for (benefit from) income taxes	2,361	32	4,204	(1,030)

Net income	$3,296	$952	$8,830	$5,957

Net income per share:
Basic	$0.13	$0.03	$0.33	$0.20
Diluted	$0.12	$0.03	$0.32	$0.19

Weighted average shares used to compute net income per share:
Basic	25,781	27,937	26,541	29,491
Diluted	27,401	29,448	27,911	30,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30
	2007	2006
Cash flows from operating activities:
Net income	$8,830	$5,957
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	10,047	10,097
Depreciation and amortization	8,170	10,109
Loss on dispositions of fixed assets	444	138
Provision for doubtful accounts	121	618
Reduction of allowance for sales returns	(67)	(1,390)
(Gain) loss on investments	(4,265)	210
Other-than-temporary loss on private equity investments	585	—
Deferred income taxes	(195)	(706)
Other	54	(91)
Changes in operating assets and liabilities:
Accounts receivable	685	(1,041)
Prepaid and other assets	(3,385)	(1,850)
Accounts payable	(1,017)	1,297
Accrued liabilities	(149)	1,389
Deferred revenues	14,582	8,992
Income taxes payable	3,763	(1,977)

Net cash provided by operating activities	38,203	31,752

Cash flows from investing activities:
Net cash used in acquisitions	(1,022)	—
Purchases of property and equipment	(7,138)	(15,474)
Capitalized software development costs	(2,447)	(800)
Proceeds from sale of private equity investments	11,621	—
Purchases of marketable securities	—	(42,952)
Sales and maturities of marketable securities	24,921	107,420
Change in restricted cash	(372)	(1,256)

Net cash provided by investing activities	25,563	46,938

Cash flows from financing activities:
Proceeds from common stock issued from exercises of stock options	17,937	9,418
Proceeds from common stock issued under the employee stock purchase plan	1,829	1,427
Repurchase of common stock	(91,157)	(127,933)
Proceeds from long-term borrowing	25,000	—
Repayment of long-term borrowing	(5,000)	—

Net cash used in financing activities	(51,391)	(117,088)

Effect of exchange rate changes on cash and cash equivalents	241	85

Net change in cash and cash equivalents	12,616	(38,313)
Cash and cash equivalents at beginning of period	30,187	70,941

Cash and cash equivalents at end of period	$42,803	$32,628

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

Additionally, the Company reclassified certain of the deferred revenues and direct costs associated with its term service deferral from current to long-term during the third quarter of 2007. With the evolution of the term service deferral model, Advent is able to isolate amounts that will be recognized as revenue over 12 months from the balance sheet date. Advent has reclassified those deferred revenues and prepaid expense amounts that will be recognized more than 12 months from the balance sheet date from current to long term on the balance sheets. Prior period amounts, previously deemed not significant, have been reclassified to conform to the current presentation as follows (in thousands):

	December 31, 2006
	As Previously	Reclassification
	Reported	Adjustment	As Reclassified

Prepaid expenses and other	$12,685	$(857)	$11,828
Other assets, net	$15,000	$857	$15,857
Deferred revenues	$84,260	$(2,142)	$82,118
Deferred revenues, long-term	$1,053	$2,142	$3,195

Note 2—Recent Accounting Pronouncements

No recent accounting pronouncements have been issued which would have a material effect on Advent’s condensed consolidated financial position, results of operations, or cash flows.

Note 3—Stock-Based Compensation

Equity Award Activity

A summary of the status of the Company’s stock option and stock appreciation right (“SAR”) activity for the period presented follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Life	Value
	(in thousands)	Price	(in years)	(in thousands)

Outstanding at December 31, 2006	5,292	$20.08
Options & SARs granted	644	$35.86
Options & SARs exercised	(1,199)	$15.30
Options & SARs canceled	(380)	$24.90
Outstanding at September 30, 2007	4,357	$23.31	6.45	$103,273
Exercisable at September 30, 2007	2,430	$20.52	5.17	$64,434

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $46.97 as of September 28, 2007 for options that were in-the-money as of that date.

The weighted average grant date fair value of options and SARs granted during the nine months ended September 30, 2007 was $12.67 per share. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $16.4 million and $7.7 million, respectively. The total cash received resulting from stock option exercises during the nine months ended September 30, 2007 and 2006 was approximately $17.9 million and $9.4 million, respectively.

The Company settles exercised stock options and SARs with newly issued common shares.

A summary of the status of the Company’s restricted stock unit (“RSU”) activity for the nine months ended September 30, 2007 is as follows:

		Weighted
	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value

Outstanding at December 31, 2006	266	$29.81
RSUs granted	328	$36.73
RSUs vested and released	(1)	$33.51
RSUs canceled and returned	(34)	$32.55
Outstanding at September 30, 2007	559	$33.70

The weighted average grant date fair value was determined based on the closing market price of the Company’s common stock on the date of the award. The aggregate intrinsic value of RSUs outstanding at September 30, 2007 was $26.2 million, based on the closing price of $46.97 per share as of September 28, 2007.

RSUs are subject to Section 451 of the Internal Revenue Code, under which a RSU holder recognizes income upon vesting of the underlying stock.  The Company’s 2002 Stock Plan (as amended and restated May 18, 2005) and agreement provide that Advent has the right to satisfy the RSU holder’s tax withholding obligations that arise in connection with the vesting by withholding an equivalent number of common shares from the amount released. The equivalent number of common shares withheld for taxes are determined based on the closing market price of the Company’s common stock on the date of vesting and are returned to the Company’s 2002 Stock Plan.

Employee Stock Purchase Plan (“ESPP”)

During the nine months ended September 30, 2007, the Company issued 59,677 additional shares under the ESPP. A total of 1,757,374 shares were reserved for future issuance under the ESPP as of September 30, 2007.

Stock-Based Compensation Expense

The effect of stock-based employee compensation expense recognized on Advent’s condensed consolidated statement of operations for the three and nine months September 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Statement of operations classification
Cost of term license, maintenance and other recurring revenues	$295	200	$870	729
Cost of professional services and other revenues	189	172	546	593
Total cost of revenues	484	372	1,416	1,322

Sales and marketing	998	1,291	3,134	3,676
Product development	749	692	2,386	2,217
General and administrative	988	1,093	3,111	2,882
Total operating expenses	2,735	3,076	8,631	8,775

Total stock-based employee compensation expense	$3,219	$3,448	$10,047	$10,097

Tax effect on stock-based employee compensation (1)	$(1,232)	$—	$(3,561)	$—

Net effect on net income	$1,987	$3,448	$6,486	$10,097

(1)  Assumes an effective tax rate of 0% for the three and nine months ended September 30, 2006 due to the full valuation allowance established against the Company’s deferred tax assets during the fourth quarter of 2003. The valuation allowance was subsequently released during the fourth quarter of 2006.

During the third quarter of 2007, Advent modified its forfeiture calculation for RSU awards to better reflect both the recent experience with RSU forfeitures and the longer cliff vesting periods. The effect of these modifications was to reduce stock-based compensation expense by $137,000 during the third quarter of 2007. Refer to “Critical Accounting Policies and Estimates” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

Approximately $283,000 and $123,000 of stock-based compensation was capitalized during the nine months ended September 30, 2007 and 2006, respectively, related to internal use software, software development, and term license implementation projects.

As of September 30, 2007, total unrecognized compensation cost related to unvested awards under all equity compensation plans, adjusted for estimated forfeitures, was $27.0 million and is expected to be recognized through the remaining vesting period of each grant, with a weighted average remaining period of 3.8 years.

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Stock Options & SARs
Expected volatility	33.1% - 35.5%	45.1% - 46.4%	32.9% - 38.4%	43.5% - 48.5%
Expected life (in years)	4.58	5	4.58	5
Risk-free interest rate	4.2% - 5.0%	4.8% - 5.1%	4.2% - 5.2%	4.3% - 5.1%
Expected dividends	None	None	None	None

Employee Stock Purchase Plan
Expected volatility	35.5%	36.5%	35.5% - 36.5%	36.5%
Expected life (in months)	6	6	6	6
Risk-free interest rate	5.0%	4.2%	4.2% - 5.0%	4.2%
Expected dividends	None	None	None	None

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Numerator:
Net income	$3,296	$952	$8,830	$5,957

Denominator:
Denominator for basic net income per share-weighted average shares outstanding	25,781	27,937	26,541	29,491

Dilutive common equivalent shares:
Employee stock options, unvested RSUs and other	1,620	1,511	1,370	1,391

Denominator for diluted net income per share-weighted average shares outstanding	27,401	29,448	27,911	30,882

Basic net income per share	$0.13	$0.03	$0.33	$0.20
Diluted net income per share	$0.12	$0.03	$0.32	$0.19

Weighted average stock options, SARs and RSUs of approximately 0.8 million and 1.4 million for the three and nine months ended September 30, 2007, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. Similarly, weighted average stock options, SARs, RSUs and warrants of approximately 1.2 million and 1.1 million for the three and nine months ended September 30, 2006, respectively, were excluded from the calculation of diluted net income per share.

Note 5—Goodwill

The changes in the carrying value of goodwill for the nine months ended September 30, 2007 were as follows (in thousands):

Goodwill

Balance at December 31, 2006	$98,382
Translation adjustments	2,779
Additions	22

Balance at September 30, 2007	$101,183

Foreign currency translation adjustments totaling $2.8 million reflect the weakening of the U.S. dollar versus European currencies during the nine months ended September 30, 2007. Additions to goodwill of $22,000 reflected an additional payment related to the acquisition of East Circle Solutions, Inc.

Note 6—Other Intangibles

The following is a summary of other intangibles as of September 30, 2007 (in thousands):

	Average
	Amortization	Other		Other
	Period	Intangibles,	Accumulated	Intangibles,
	(Years)	Gross	Amortization	Net

Purchased technologies	4.9	$13,556	$(12,899)	$657
Product development costs	3.0	5,664	(1,631)	4,033

Developed technology sub-total		19,220	(14,530)	4,690

Customer relationships	5.6	22,463	(20,574)	1,889
Other intangibles	2.5	307	(307)	—

Other intangibles sub-total		22,770	(20,881)	1,889

Balance at September 30, 2007		$41,990	$(35,411)	$6,579

The following is a summary of other intangibles as of December 31, 2006 (in thousands):

	Average
	Amortization	Other		Other
	Period	Intangibles,	Accumulated	Intangibles,
	(Years)	Gross	Amortization	Net

Purchased technologies	4.9	$13,556	$(12,665)	$891
Product development costs	3.0	3,001	(847)	2,154

Developed technology sub-total		16,557	(13,512)	3,045

Customer relationships	5.6	22,175	(18,952)	3,223
Other intangibles	2.5	307	(281)	26

Other intangibles sub-total		22,482	(19,233)	3,249

Balance at December 31, 2006		$39,039	$(32,745)	$6,294

The changes in the carrying value of other intangibles during the nine months ended September 30, 2007 were as follows (in thousands):

	Other		Other
	Intangibles,	Accumulated	Intangibles,
	Gross	Amortization	Net

Balance at December 31, 2006	$39,039	$(32,745)	$6,294
Additions	2,447	—	2,447
Capitalized stock-based compensation	216	—	216
Amortization	—	(2,421)	(2,421)
Translation adjustments	288	(245)	43

Balance at September 30, 2007	$41,990	$(35,411)	$6,579

Based on the carrying amount of intangible assets as of September 30, 2007, the estimated future amortization is as follows (in thousands):

	Three
	Months Ended
	December 31	Years Ended December 31
	2007	2008	2009	2010	Total
Estimated future amortization of:
Developed technology	$524	$1,959	$1,381	$826	$4,690
Other intangibles	465	969	448	7	1,889
Total	$989	$2,928	$1,829	$833	$6,579

Note 7—Balance Sheet Detail

The following is a summary of prepaid expenses and other (in thousands):

	September 30	December 31
	2007	2006

Prepaid commission	$3,849	$3,121
Prepaid contract expense	3,976	1,847
Prepaid royalty	2,247	2,027
Other	4,286	4,833
Total prepaid expenses and other	$14,358	$11,828

The following is a summary of other assets, net (in thousands):

	September 30	December 31
	2007	2006

Long-term investments	500	8,459
Long-term prepaid commissions	3,349	3,013
Deposits	3,404	2,443
Prepaid contract expense, long-term	1,424	857
Other	504	1,085
Total other assets	$9,181	$15,857

Long-term investments include equity investments in several privately held companies. These equity investments are carried at the lower of cost or fair value at September 30, 2007 and December 31, 2006.

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

At December 31, 2006, deposits included restricted cash of $1.3 million to secure a bank letter of credit associated with the Company’s lease agreement with Toda Development, Inc. (“Toda”) for its headquarters facility. During the nine months ended September 30, 2007, the Company executed amendments to this lease agreement whereby the Company will lease additional facility space of 29,000 square feet. Due to these amendments, the restricted cash required for the lease increased to $1.6 million at September 30, 2007.

The following is a summary of accrued liabilities (in thousands):

	September 30	December 31
	2007	2006

Salaries and benefits payable	$11,369	$13,624
Accrued restructuring	3,081	2,650
Other	8,226	6,718
Total accrued liabilities	$22,676	$22,992

Accrued restructuring charges are discussed further in Note 9, “Restructuring Charges.” Other accrued liabilities include accruals for royalties, sales and business taxes, acquisition related costs, and other miscellaneous items.

The following is a summary of other long-term liabilities (in thousands):

	September 30	December 31
	2007	2006

Deferred rent	$8,508	$6,451
Accrued restructuring, long-term	2,077	3,941
Long-term income taxes payable	4,270	—
Other	1,033	1,026
Total other long-term liabilities	$15,888	$11,418

Note 8—Comprehensive Income

The components of comprehensive income were as follows for the periods presented (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006

Net income	$3,296	$952	$8,830	$5,957
Unrealized gain on marketable securities	—	334	8	524
Foreign currency translation adjustment	2,014	332	3,080	2,680
Total comprehensive income	$5,310	$1,618	$11,918	$9,161

The components of accumulated other comprehensive income were as follows (in thousands):

	September 30	December 31
	2007	2006

Accumulated foreign currency translation adjustments	$13,837	$10,757
Accumulated net unrealized loss on marketable securities	—	(8)
Total accumulated other comprehensive income	$13,837	$10,749

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

During the nine months ended September 30, 2007, Advent recorded a net restructuring charge of $902,000 due to the update of certain sub-lease assumptions for Advent’s prior San Francisco headquarters facility located at 301 Brannan Street, which the Company exited in October 2006, and interest accretion. During the nine months ended September 30, 2006, Advent recorded a net restructuring charge of $320,000 primarily to record interest and adjust original estimates for facilities in San Francisco, California and New York, New York.

The following table sets forth an analysis of the components of the payments and restructuring charges made against the accrual during the nine months ended September 30, 2007 (in thousands):

	Facility Exit	Severance &
	Costs	Benefits	Total

Balance of restructuring accrual at December 31, 2006	$6,587	$4	$6,591
Restructuring charges	681	—	681
Cash payments	(2,331)	(4)	(2,335)
Accretion adjustment	221	—	221
Balance of restructuring accrual at September 30, 2007	$5,158	$—	$5,158

The remaining excess facility exit costs of $5.2 million are stated at estimated fair value, net of estimated sublease income of approximately $6.3 million. Advent expects to pay the remaining obligations associated with the vacated facilities over their remaining lease terms, which expire on various dates through 2012.

Note 10—Common Stock Repurchase Program

Advent’s Board has approved common stock repurchase programs authorizing management to repurchase shares of the Company’s common stock. The timing and actual number of shares subject to repurchase have been made at the discretion of Advent’s management and are contingent on a number of factors and limitations, including the price of Advent’s stock, corporate and regulatory requirements, alternative investment opportunities and other market conditions. The stock repurchase programs specify a maximum number of shares subject to repurchase, do not have an expiration date and may be limited or terminated at any time without prior notice. Repurchased shares are returned to the status of authorized and un-issued shares of common stock.

On February 9, 2007, the Company’s Board authorized the repurchase of up to an additional 2.25 million shares of outstanding common stock. During the second quarter of 2007, Advent completed the repurchase of shares under this authorization.

The following table provides a summary of the quarterly repurchase activity during the nine months ended September 30, 2007 under the stock repurchase programs approved by the Board (in thousands, except per share data):

	Total		Average
	Number		Price
	of Shares		Paid
	Purchased	Cost	Per Share

Q1 2007	837	$30,120	$36.00
Q2 2007	1,743	$61,037	$35.01
Q3 2007	—	$—	$—
Total (1)	2,580	$91,157	$35.33

(1)        Total shares repurchased of 2.6 million include 2.25 million shares repurchased under the February 2007 authorization and 330,000 shares repurchased under the July 2006 authorization.

Note 11—Line of Credit

On February 14, 2007, Advent and certain of its subsidiaries entered into a senior secured credit facility agreement (the “Facility”) with Wells Fargo Foothill, Inc. (the “Lender”) for a term of three years. Under the Facility, the Lender will provide the Company with a revolving line of credit up to an aggregate amount of $75.0 million to fund the repurchase of outstanding common stock, capital expenditures and general corporate requirements. The Company has the option of selecting an interest rate for any drawdown under the Facility equal to either: (a) the Base Rate (Wells Fargo prime rate); or (b) the then applicable LIBOR Rate plus 1.50% per annum. The loan is secured by the Company’s property and assets and is subject to a financial covenant. The financial covenant in the Facility is limited to a maximum ratio of senior debt to earnings before interest, taxes, depreciation, and amortization (EBITDA), adjusted for cost capitalizations, extraordinary gains (losses) and non-cash stock-based employee compensation. Covenant testing will commence upon either the occurrence of an event of default or when excess availability, defined as the Facility line of $75.0 million less amounts drawn, plus qualified cash and cash equivalents is less than $50.0 million.

In June 2007, the Company drew down $25.0 million against this Facility which bears interest at an aggregate rate of 6.86%, consisting of a three month LIBOR contract rate of 5.36% and an applicable margin of 1.5%. In September 2007, the LIBOR contract expired and the Company paid down the credit facility by $5.0 million. Advent re-entered into another LIBOR rate contract on the remaining $20.0 million which bears a three month LIBOR contract rate of 5.58% and an applicable margin of 1.5% for an aggregate rate of 7.08%. As of September 30, 2007, Advent was in compliance with all associated covenants.

Note 12—Commitments and Contingencies

Lease Obligations

Advent leases office space and equipment under non-cancelable operating lease agreements, which expire at various dates through December 2018. Some operating leases contain escalation provisions for adjustments in the consumer price index. Under some leases, Advent is responsible for maintenance, insurance, and property taxes. During the nine months ended September 30, 2007, the Company executed several amendments to the lease agreement for its 600 Townsend Street headquarters facility whereby the Company will lease additional facility space of 29,000 square feet. As of September 30, 2007, Advent’s remaining operating lease commitments through 2018 were approximately $51.4 million, net of future minimum rental receipts of $7.2 million to be received under non-cancelable sub-leases.

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

Segment information for the periods presented is as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Net revenues:
Advent Investment Management	$49,892	$40,975	$138,992	$118,573
MicroEdge	5,657	5,121	16,912	14,822
Other	—	(219)	—	498

Total net revenues	$55,549	$45,877	$155,904	$133,893

Income from operations:
Advent Investment Management	$8,522	$4,210	$17,029	$13,883
MicroEdge	1,287	1,418	4,225	3,541
Other	—	(573)	—	(1,518)
Unallocated corporate operating costs and expenses:
Stock-based employee compensation	(3,219)	(3,448)	(10,047)	(10,097)
Amortization of developed technology	(332)	(251)	(1,018)	(909)
Amortization of other intangibles	(463)	(1,028)	(1,403)	(3,027)

Total income from operations	$5,795	$328	$8,786	$1,873

Major Customers

No single customer represented 10% or more of Advent’s total net revenues in any period presented.

Note 14—Related Party Transactions

As of December 31, 2006, Legg Mason owned approximately 17% of the voting stock of Advent. Advent recognized approximately $139,000 and $337,000 of revenue from Legg Mason during the three and nine months ended September 30, 2007, respectively. The Company’s accounts receivable from Legg Mason were $28,000 and $10,000 as of September 30, 2007 and December 31, 2006, respectively.

Advent acts as trustee for the Company’s short-term disability plan—Advent Software California Voluntary Disability Plan (“VDI”). Employee withholdings were $59,000 and $226,000 during the three and nine months ended September 30, 2007, respectively. Disbursements were $79,000 and $257,000 during the three and nine months ended September 30, 2007, respectively. Cash held by Advent related to the VDI was $274,000 and $305,000 as of September 30, 2007 and December 31, 2006, respectively, and are included in “Other assets, net” on the condensed consolidated balance sheets.

Note 15—Income Taxes

On January 1, 2007, Advent adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As of January 1, 2007, Advent accrued $4.9 million of unrecognized tax benefits. If recognized, the portion of unrecognized tax benefits that would decrease the Company’s provision for income taxes and increase net income is $4.1 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of the federal tax benefit of state income tax items. The adoption resulted in no significant cumulative impact to accumulated deficit. As of September 30, 2007, Advent’s unrecognized tax benefits totaled $5.3 million and are primarily included in “Other long-term liabilities” on the condensed consolidated balance sheet. The total unrecognized tax benefits at September 30, 2007 and December 31, 2006 relate primarily to federal research and California research and enterprise zone tax credits, various state net operating losses, and potential penalties and interest on amended state and local tax returns.

Advent recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within “Provision for (benefit from) income taxes” on the condensed consolidated statement of operations. As of September 30, 2007, the Company had $0.2 million of interest and penalties accrued associated with unrecognized tax benefits.

Advent is subject to taxation in the U.S. and various states and foreign jurisdictions. Advent is not under examination in any income tax jurisdiction at the present time and does not anticipate the total amount of its unrecognized tax benefits to significantly change over the next 12 months. The material jurisdictions that are subject to examination by tax authorities include California for tax years after fiscal 2001 and the U.S. and New York for tax years after 2002.

Note 16—Subsequent Event

On November 6, 2007, Advent’s Board elected Robert Ettl to the Company’s Board of Directors. Also, effective on this date, the Board approved an amendment to Section 3.2 of the Company’s Bylaws to increase the membership of the Board from six to seven members in connection with the election of Mr. Ettl to the Company’s Board.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended, including, but not limited to statements referencing our expectations relating to future revenues and expenses. Forward-looking statements can be identified by the use of terminology such as “may”, “will”, “should”, “expect”, “plan” “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or other similar terms and the negative of such terms regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include, among others: statements regarding growth in the investment management market and opportunities for us related thereto; continued market acceptance of our Geneva, APX and Moxy products, future expansion, acquisition or investment in other businesses; our move to a predominantly term licensing model, projections of revenues, future cost and expense levels (including for the fourth quarter of 2007); expected timing and amount of amortization expenses related to past acquisitions; the adequacy of resources to meet future cash requirements; estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities; future client wins; future hiring; and future product introductions. Such forward-looking statements are based on our current plans and expectations, and involve known and unknown risks and uncertainties that may cause our actual results or performance to be materially different from any results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to, those set forth in “Item 1A. Risk Factors” in this Form 10-Q, as well as other risks identified from time to time in other Securities and Exchange Commission (“SEC”) reports. You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results, levels of activity or performance and represent our expectations only as of the date they are made.

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

Operating Overview

During the third quarter of 2007, we continued to execute on our strategy of strengthening and growing our core business of delivering mission-critical software and services to the investment management community by winning new customers, expanding our product footprint with existing customers, growing our services organization and investing in innovation to increase the reach of our product suite.

We grew our core business by signing 14 new customers for Geneva and 26 new contracts for Advent Portfolio Exchange (“APX”). Term contract bookings were $18.3 million, representing growth of 73% from the third quarter of 2006.

The average term of our third quarter bookings was 3.6 years, reflecting four large Geneva contracts signed with prime brokers and hedge fund administrators, which had 5-year terms. We also held our Advent Client Conference in September 2007. This was our largest annual Client Conference with nearly 1,200 participants, including executives from the many market segments we serve including: asset managers, financial advisors, hedge funds, prime brokers, fund administrators, family offices, banks, broker dealers and trusts.

We also launched two major new releases of our most important accounting platforms. We launched APX 2.0 with enhanced fixed income functionality and new performance analytics functionality which includes performance attribution, contribution and ex-post risk statistics. We believe this added functionality will provide our clients the tools to deliver robust reporting and client service without increasing operational costs or overhead. Additionally, we released Geneva 7.0 during the third quarter which provides a completely new user interface, data browser, and reporting infrastructure.

During the third quarter, we continued the expansion of our services organization to address the general increase in the volume of consulting and training services demanded as a result of higher license bookings. Gross margins are negatively affected by headcount additions in our client services and consulting groups as new employees undergo a training period, typically of six months before becoming fully billable. Additionally, the deferral of professional services revenues and costs associated with our term license implementations also negatively affects our gross margin as we defer only the direct costs associated with the services performed. However, we believe our gross margins will improve as the deferred professional services revenue and expense associated with term licenses flow back into our operating results.

We continued to invest in innovation to increase the breadth of our product suite during the three months ended September 30, 2007. Product development expenses, net of capitalized costs of $2.1 million, were $9.3 million during the third quarter of 2007, which represented 17% of total net revenues, as compared to $8.8 million (net of capitalized costs of $4,000), or 19% of total net revenues, in the same quarter of 2006. We are currently preparing for the fourth quarter release of Advent Rules Manager, our new solution for pre- and post-trade compliance, which is in beta testing at several client sites.

We will continue to increase headcount and invest in product development, sales, implementation and client services capacity to support our new bookings.

Financial Overview

A financial summary of our third quarter of 2007 includes:

•                  Revenues were $55.5 million, representing growth of 21% from $45.9 million in the third quarter of 2006;

•                  Revenues recognized from recurring sources represented 77% of total revenues for the third quarter of 2007, compared to 79% in the third quarter of 2006;

•                  Operating expenses, including the cost of revenues, were $49.8 million, which was a 9% increase from $45.5 million in the third quarter of 2006. Operating expenses benefited from the capitalization of $2.1 million of product development costs in the third quarter of 2007 as compared with $4,000 in the same period of 2006;

•                  Net income was $3.3 million, or $0.12 earnings per diluted share;

•                  Cash provided by operating activities was $12.4 million, representing a 20% increase from $10.4 million in the third quarter of 2006; and

•                  Repayment of $5.0 million on our outstanding loan, reducing the loan balance to $20.0 million as of September 30, 2007.

Term License and Term License Deferral

We are continuing the process of converting the Company’s license revenues from a perpetual model to a term model. Under a perpetual pricing model, customers purchase a license to use our software indefinitely and generally we recognize all license revenue at the time of sale; maintenance is purchased under an annual renewable contract, and recognized ratably over the contract period. Under a term pricing model, customers purchase a license to use our software and receive maintenance for a limited period of time and we recognize all of the revenue ratably over the length of the contract. This has the effect of lowering revenues in the early stages of the transition, but increasing the total potential value of the customer relationship. Moving AIM’s new customer sales from a perpetual to a term licensing model has had the effect of lowering our reported revenue growth rates over the past two years and will, depending on our new term license bookings, continue to have an impact through 2008. However, because our products are used by customers for an average of approximately eight years, we believe this change to our business model is extremely significant for the long-term growth and value of the business. For example, over an eight-year period, a customer may enter into two or more contracts for the same software product and services under a term license model.

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

During the third quarter of 2007, we deferred net revenues of $3.0 million and directly-related expenses of $0.9 million associated with our term licensing model. The impact of these deferrals on our operating income was approximately $2.1 million. The $3.0 million net deferral of revenue is composed of a net deferral of $2.2 million of professional services revenue and a net deferral of $0.8 million of term license revenue. Professional services and term license revenue deferrals continued to increase as the deferral for current projects exceeded the amount recognized from completed past projects. We expect that the term license component of the deferred revenue balance will increase or decrease in the future based on the number of implementations that reach substantial completion in a particular quarter. We currently expect that the professional services component of the deferred revenue balance will continue to increase through at least 2008.

Amounts of revenues and directly-related expenses deferred as of September 30, 2007 and December 31, 2006 associated with our term licensing deferral were as follows (in millions):

			Prior
	Current Classification		Classification
	September 30	December 31	December 31
	2007	2006	2006
Deferred revenues
Short-term	$13.4	$7.2	$9.3
Long-term	3.6	2.1	—

Total	$17.0	$9.3	$9.3

Directly-related expenses
Short-term	$4.3	$2.0	$2.9
Long-term	1.4	0.9	—

Total	$5.7	$2.9	$2.9

Deferred net revenues and directly-related expenses are classified as “Deferred revenues” (short-term and long-term), and “Prepaid expenses and other,” and “Other assets, net,” respectively, on the condensed consolidated balance sheets. In the third quarter of 2007, we reclassified certain of the deferred revenues and direct costs associated with our term service deferral from current to long-term. With the evolution of the term service deferral model, we are now able to determine the amounts that will be recognized as revenue more than 12 months from the balance sheet date. We have reclassified those deferred revenues and prepaid expense amounts that will be recognized more than 12 months from the balance sheet date from current to long-term on the balance sheets. Prior period amounts have been reclassified to conform to the current presentation.

The transition to a term model also has the effect of decreasing operating cash flows in the early stages of the transition. Under perpetual pricing, the entire license fee and the first year of maintenance is generally billed and collected at the commencement of the arrangement. Under term pricing, a typical contract term is three years. We generally bill and collect term license fee installments in advance of each annual period. The amount of the annual term billing is less than the perpetual billing, resulting in lower cash flows in the initial annual term license period. Annual term billing results in an increase in deferred revenues and an increase in operating cash flows at the commencement of each annual billing period.

Recurring Revenue Model and Revenue Presentation

During the third quarter of 2007, we recognized approximately 77% of total net revenue from recurring sources, which we define as revenues from term license, maintenance on perpetual licenses and other recurring. This high proportion of recurring revenues allows us to take a long-term view and invest in our business while remaining confident that our operating results will be reasonably predictable.

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

Non-Cash Operating Expenses

We recorded stock-based compensation expense of $3.2 million, total amortization expense of $0.8 million, and restructuring charges of $0.1 million in the third quarter of 2007; these expenses totaled $4.1 million or 7% of revenues.

Capital Structure

In February 2007, we and certain of our domestic subsidiaries entered into a senior secured credit facility agreement (the “Facility”) with Wells Fargo Foothill, Inc. (the “Lender”). Under the Facility, we have a revolving line of credit up to an aggregate amount of $75.0 million, subject to a borrowing base formula, to provide backup liquidity for a period of three years for general corporate purposes, including stock repurchases, or investment opportunities. This Facility provides us with the flexibility to run our business with lower cash balances. During the second quarter of 2007, we drew down $25.0 million on the Facility at a three-month borrowing rate of 6.86% to help fund the repurchase of shares. In the third quarter of 2007, we repaid $5.0 million of our outstanding loan leaving a $20.0 million balance as of September 30, 2007, which bears interest at 7.08%. See Note 11, “Line of Credit” for further description of our credit facility.

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

•                  Legal contingencies; and

•                  Sales returns and accounts receivable allowances

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2007 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K/A for the year ended December 31, 2006, except as described below.

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

Licenses. We typically license our products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the number of site installations and the number of authorized users. We have continued our transition from selling mostly perpetual licenses to selling a mix of term and perpetual licenses, and we expect term license revenue to increase as a proportion of total recurring revenues (which we define as term license, maintenance and other recurring revenues) in the future. Term license revenue comprised approximately 22% and 12% of term license, maintenance and other recurring revenues during the first nine months of 2007 and 2006, respectively. Revenue recognition for software licensed under term and perpetual license models differs depending on which type of contract a customer signs:

•                  Term licenses

Term license contract prices include fees for both the software license and maintenance. We offer multi-year term licenses by which a customer makes a binding commitment that typically spans three years. For multi-year term licenses, we have not established VSOE of fair value for the software license and maintenance components and, as a result, in situations where we are also performing related professional services, we defer all revenue and directly related expenses under the arrangement until the professional services are substantially complete. At the point professional services are substantially completed, we recognize a pro-rata amount of the term license revenue, professional services fees earned and related expenses, based on the elapsed time from the start of the term license to the substantial completion of professional services. Term license revenue for the remaining contract years and the remaining deferred professional services revenue and related expenses are recognized ratably over the remaining contract length. When multi-year term licenses are sold and do not include related professional services, we recognize the entire term license revenue ratably over the period of the contract term from the effective date of the license agreement assuming all other revenue recognition criteria have been met. Revenues from term licenses are included in “Term license, maintenance and other recurring” revenues on the condensed consolidated statement of operations.

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

For certain term AUA contracts signed in 2006, which will be entering the second year of the arrangement in 2007, we began accruing the minimum AUA component of the fees in the applicable period during the first quarter of 2007 rather than in arrears as was the treatment for earlier contracts. We have gained more experience in working with these types of arrangements and are able to conclude that the minimum fees are fixed and determinable. The change in the first quarter of 2007 to our revenue recognition practice to start to accrue for minimum fees is based on an overall affirmative experience with our existing AUA-based arrangements where our historical experience has shown that we have received the AUA report, invoiced the client for both the minimum and incremental amounts, and received payment. Therefore, beginning in the first quarter of 2007, we are recognizing AUA contract minimum fees in the period to which they are applicable, whereas we continue to recognize incremental fees in arrears once our clients contractually report them to us, because the incremental fees are not determinable until reported. The impact of this change for the third quarter of 2007 was an increase to term license revenue of approximately $56,000.

For existing term license arrangements signed prior to 2006 which are in their second or third year where we had previously begun billing in arrears of the measurement period, we will continue to recognize revenue for the minimum (and incremental) value of the AUA fees upon receipt of the customer’s AUA report.

Maintenance and other recurring revenues. We offer annual maintenance programs on perpetual licenses that provide for technical support and updates to our software products. Maintenance fees are bundled with perpetual license fees in the initial licensing year and charged separately for renewals of annual maintenance in subsequent years. Fair value for maintenance is based upon either renewal rates stated in the perpetual license contracts or, separate sales of renewals to customers. Generally, we recognize maintenance revenue ratably over the contract term.

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

Sales returns and accounts receivable allowances. Our standard practice is to enforce our contract terms and not allow our customers to return software. We have, however, allowed customers to return software on a limited case-by-case basis and have recorded sales returns provisions as offsets to revenue in the period the sales return becomes probable. We use our judgment in estimating our sales returns. We analyze customer demand, acceptance of products and historical returns when evaluating the adequacy of the allowance for sales returns, which are not generally provided to customers. Beginning in 2004, we used an algorithm to supplement our judgment for calculating the value of reserves that considered the last 18 months of experience into account. Beginning in the second quarter of 2007, we changed our algorithm to include the last 12 months of experience. The change to using 12 months of experience reflects ongoing improvements in collections as our accounts receivables are materially collected within one year. Under our term arrangements, we generally bill and collect in advance of each annual period and therefore, our revenue risk rarely exceeds 12 months.

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

Income taxes. We account for worldwide income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities to be recognized as deferred tax assets and liabilities. Significant judgment is required to determine our worldwide income tax provision. In the ordinary course of business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Many of these uncertainties arise as a consequence of cost reimbursement arrangements among related entities, the process of identifying items of revenue and expense that have differing or preferential tax treatment and segregation of foreign and domestic income and expense to the appropriate taxing jurisdictions to reasonably allocate earnings. Additionally, the projections of pre-tax income for the year by legal entity can vary significantly from quarter-to-quarter which can have a significant impact on our projected effective tax rate. Although we believe that our judgments and estimates are reasonable, the final outcome could be different from that which is reflected in our income tax provision and accruals.

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

We recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within “Provision for (benefit from) income taxes” on the condensed consolidated statement of operations. We are subject to audits by state, federal and foreign tax authorities. Our estimates for the potential outcome of any uncertain tax matter are judgmental. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include adjustments to our estimated tax liabilities. We do not currently expect to make payments related to uncertain tax positions in the next 12 months. Accordingly, we have reclassified amounts related to uncertain tax positions as long-term liabilities.

Stock-based compensation. The calculation of stock-based compensation requires reliance on significant assumptions, judgments and estimates. Management judgment was required in the initial selection and implementation of policies to conform with the requirements of SFAS 123R. Management elected to adopt the standard using the modified prospective method, to utilize the Black-Scholes option pricing model to determine the fair value of expense and to recognize the stock-based compensation expense on a straight-line basis over the service period. Had management selected other implementation, valuation or recognition methodologies, the presented result could vary significantly.

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

These variables are sensitive and change on a daily basis. As a result, the financial result from issuing the same number of options or SAR’s can vary significantly over time. The following table reflects the change in the fair value of a hypothetical option or SAR as a result of a hypothetical change in the underlying assumptions:

		Assumption	Value	Assumption	Value
Assumption	Base Case	Change	Change	Change	Change

Grant and stock price	$50.00	+$1	$0.37	-$1	$(0.37)
Risk-free interest rate	4.2%	+0.5%	$0.43	-0.5%	$(0.42)
Volatility	35.5%	+5%	$1.73	-5%	$(1.75)
Expected life (years)	4.6	+ 1 year	$2.02	- 1 year	$(2.27)
Expected dividend yield	0.0%	+2%	$(3.14)	n/a	n/a

Base Option Value	$18.30

Our SAR and stock option awards granted to employees cliff vest 20% after one year. Our RSU awards cliff vest 50% after two years and 50% after four years. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on our annual forfeiture rate. The annual forfeiture rate is based on our historical forfeiture experience over the last ten years. We use an external service provider to assist us in making reasonable estimates of the annual forfeiture rate. During the third quarter, we modified our forfeiture calculation for RSU awards to better reflect both the recent experience with RSU forfeitures and to reflect the longer cliff vesting periods. The effect of these modifications was to reduce stock-based compensation expense by $137,000 during the third quarter of 2007.

Recent Developments

On November 6, 2007, our Board of Directors (the “Board”) elected Robert Ettl to the Company’s Board.

Recent Accounting Pronouncements

No recent accounting pronouncements have been issued which would currently have a material effect on our condensed consolidated financial position, results of operations, or cash flows.

 RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

The following table sets forth, for the periods indicated, certain financial information as a percentage of total net revenues. The financial information and the ensuing discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Net revenues:
Term license, maintenance and other recurring	77%	79%	79%	76%
Perpetual license fees	11	11	11	14
Professional services and other	12	10	10	10

Total net revenues	100	100	100	100

Cost of revenues:
Term license, maintenance and other recurring	18	17	18	18
Perpetual license fees	0	0	0	0
Professional services and other	14	15	13	13
Amortization of developed technology	1	1	1	1

Total cost of revenues	32	33	32	32

Gross margin	68	67	68	68

Operating expenses:
Sales and marketing	24	26	26	27
Product development	17	19	19	19
General and administrative	15	18	16	18
Amortization of other intangibles	1	2	1	2
Restructuring charges	0	0	1	0

Total operating expenses	57	66	63	67

Income from operations	10	1	6	1
Interest and other income (expense), net	0	1	3	2

Income before income taxes	10	2	8	4
Provision for (benefit from) income taxes	4	0	3	(1)

Net income	6%	2%	6%	4%

NET REVENUES

	Three Months Ended September 30			Nine Months Ended September 30
	2007	2006	Change	2007	2006	Change

Total net revenues (in thousands)	$55,549	$45,877	$9,672	$155,904	$133,893	$22,011

Our net revenues are made up of three components: term license, maintenance and other recurring; perpetual license fees; and, professional services and other.

Historically, our components of revenue varied as a percentage of net revenues due principally to the relative size and timing of individual perpetual software licenses and the timing of new product introductions. In addition, our components of revenue can vary based on the timing of client implementations and the amount of our data used by clients. We are now more than halfway through our transition to a term licensing model, and we expect that for the remainder of 2007 and beyond, approximately 80% of our net revenues will come from our recurring revenue sources and that perpetual license fees will decrease as a percentage of net revenues. As we substantially complete our transition to term licensing, we expect less variability between our major categories of revenues because the variation from large perpetual license deals will decrease.

We expect total net revenues for the fourth quarter of 2007 to be between $56 million and $59 million.

Term License, Maintenance and Other Recurring Revenues

(in thousands, except percent of	Three Months Ended September 30			Nine Months Ended September 30
total net revenues)	2007	2006	Change	2007	2006	Change

Term license revenues	$10,179	$6,077	$4,102	$27,312	$12,451	$14,861
Maintenance revenues	21,500	20,368	1,132	63,278	60,254	3,024
Other recurring revenues	11,367	9,639	1,728	32,192	28,736	3,456
Total term license, maintenance and other recurring revenues	$43,046	$36,084	$6,962	$122,782	$101,441	$21,341
Percent of total net revenues	77%	79%		79%	76%

Term license revenues, which include software license and maintenance fees for term licenses, represented 24% of total term license, maintenance and other recurring revenues in the third quarter of 2007, up from 17% in the third quarter of 2006. Term license revenues continue to grow as we sign more contracts on a term basis. Term license bookings were $18.3 million in the third quarter of 2007, an increase of 73% from $10.6 million in the same period of 2006. As a percentage of total net revenues, total term license, maintenance and other recurring revenues decreased to 77% during the third quarter of 2007 from 79% in the third quarter of 2006. This decrease as a percentage of total net revenues was attributable to the 36% increase in our professional services revenue associated with growth in our implementation projects and client conference revenues.

Maintenance revenues increased $1.1 million and $3.0 million during the three and nine months ended September 30, 2007, respectively, compared to the same periods of 2006. These increases are attributable to the impact of price increases on annual perpetual maintenance renewals purchased by our installed customer base and, to a lesser extent, an increase in new perpetual maintenance support contracts, partially offset by maintenance de-activations and downgrades. We disclose our maintenance renewal rate one quarter in arrears in order to include substantially all payments received against the maintenance invoices for that quarter. Our maintenance renewal rate has been in the range of 89% to 94% over the previous four quarters and was 94% for the second quarter of 2007.

Other recurring revenues increased $1.7 million and $3.5 million during the three and nine months ended September 30, 2007, respectively, mainly as a result of growth in our subscription, data management revenue streams and outsourced services including Advent Back Office Service (ABOS).

During the third quarter of 2007, we also recognized a net benefit of $67,000 to term license, maintenance and other recurring revenues resulting from the correction of errors associated with the first and second quarters of 2007.

Perpetual License Fees

	Three Months Ended September 30			Nine Months Ended September 30
	2007	2006	Change	2007	2006	Change

Perpetual license fees (in thousands)	$6,054	$5,061	$993	$17,670	$19,269	$(1,599)
Percent of total net revenues	11%	11%		11%	14%

Perpetual license fees increased $1.0 million or 20% during the three months ended September 30, 2007 compared to the same period of 2006. For our customers who have licensed our products on a perpetual basis, we allow them to purchase additional seats on a perpetual basis. Additionally, the vast majority of our MicroEdge product sales are on a perpetual basis. The increase in the third quarter of 2007 is a result of increased activity within these customer groups. Despite the increase in perpetual license fees in the third quarter of 2007, the transition of our core products to a term pricing model has resulted in a decrease in perpetual license fees of $1.6 million during the nine months ended September 30, 2007 as compared to the same period of 2006. Incremental AUA fees from perpetual licenses included in the “Perpetual license fees” caption were $1.5 million and $4.8 million for the three and nine months ended September 30, 2007, respectively, and were flat as compared to the same periods in 2006.

We expect perpetual license fees will increase in the fourth quarter of 2007 compared to the third quarter, primarily as a result of two perpetual AUA contracts that are measured annually in the fourth quarter of each year.

Professional Services and Other Revenues

	Three Months Ended September 30			Nine Months Ended September 30
	2007	2006	Change	2007	2006	Change
Professional services and other revenues (in thousands)	$6,449	$4,732	$1,717	$15,452	$13,183	$2,269
Percent of total net revenues	12%	10%		10%	10%

Professional services and other revenues primarily include consulting, project management, custom integration, custom work, and training. Professional services projects related to Axys, Moxy and Partner products generally can be completed in a two- to six-month time period, while services related to Geneva and APX products may require a four- to nine-month implementation period.

During the three and nine months ended September 30, 2007, professional services revenue increased as we experienced growth in our project management, data conversion and custom reporting revenues associated with implementations of our APX and Geneva products.

These increases were partially offset by lower services revenues associated with Axys implementations and an increase in the net deferral of professional services revenue for services performed on term license implementations. When services are performed with term license implementations, service revenue is deferred until the implementation is substantially complete. Then service revenues are recognized over the remaining license term. We have experienced an increase in implementation services after the launch of our APX product and the sales success of our Geneva product, which are both sold under a term license model. We deferred professional services revenue of $2.2 million in the third quarter of 2007, which represented a $1.2 million increase from the revenue deferral of $0.9 million in the comparable period of 2006 and was the result of having more term license implementation projects in progress, primarily related to Geneva. Also, included in professional services revenue were $1.4 million of revenues from the Advent Client Conference which was an increase of $0.5 million from the prior year.

We expect that revenues from professional services and other will decrease in the fourth quarter of 2007 relative to the third quarter, primarily due to our annual client conference that occurred in the third quarter of 2007.

Revenues by Segment

	Three Months Ended September 30			Nine Months Ended September 30
(in thousands)	2007	2006	Change	2007	2006	Change

Advent Investment Management	$49,892	$40,975	$8,917	$138,992	$118,573	$20,419
MicroEdge	5,657	5,121	536	16,912	14,822	2,090
Other	—	(219)	219	—	498	(498)

Total net revenues	$55,549	$45,877	$9,672	$155,904	$133,893	$22,011

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

The 22% and 17% increase in AIM’s revenue in the three and nine months ended September 30, 2007 primarily reflects generally healthy economic conditions and growth in financial markets, as well as the continued focus on selling our Axys, APX, Moxy, Partner and Geneva products. AIM’s revenue increase in the first nine months of 2007 also reflected an increase in new maintenance support contracts as a result of new license deals and price increases for maintenance contracts from our installed customer base, partially offset by attrition from within our existing installed customer base.

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

The 10% and 14% increase in MicroEdge’s revenue during the three and nine months ended September 30, 2007 reflects the generally healthy economic conditions and general trend of increased charitable contributions that has persisted for the past few years. This increase in charitable contributions received by the foundations sector has enabled foundations to increase their information technology expenditures which resulted in the increase in MicroEdge revenue in the first nine months of 2007.

The elimination of revenue in our “Other” segment resulted from the winding down of the soft dollar component of our broker/dealer subsidiary in fiscal 2006.

TOTAL EXPENSES

We expect total expenses, including cost of revenues, for the fourth quarter of 2007 to be between $52 million and $53 million as compared to $49.8 million during the third quarter of 2007.

COST OF REVENUES

	Three Months Ended September 30			Nine Months Ended September 30
	2007	2006	Change	2007	2006	Change

Total cost of revenues (in thousands)	$17,969	$15,241	$2,728	$49,437	$42,697	$6,740
Percent of total net revenues	32%	33%		32%	32%

Our cost of revenues is made up of four components: cost of term license, maintenance and other recurring; cost of perpetual license fees; cost of professional services and other; and amortization of developed technology.

Cost of Term License, Maintenance and Other Recurring

	Three Months Ended September 30			Nine Months Ended September 30
	2007	2006	Change	2007	2006	Change
Cost of term license, maintenance and other recurring (in thousands)	$9,757	$7,915	$1,842	$27,837	$24,214	$3,623
Percent of total term license, maintenance and recurring revenue	23%	22%		23%	24%

Cost of term license fees consists primarily of royalties and other fees paid to third parties, the fixed direct labor involved in producing and distributing our software, and cost of product media including duplication, manuals and packaging materials. Cost of maintenance and other recurring revenues is primarily comprised of the direct costs of providing technical support for term license and maintenance revenues and other services for recurring revenues, and royalties paid to third party subscription-based and transaction-based vendors.

Cost of term license, maintenance and other recurring fluctuated due to the following (in thousands):

	Change From	Change From
	2006 to 2007	2006 to 2007
	QTD	YTD

Increased payroll and related	$1,112	$3,354
Increased (decreased) royalty	278	(132)
Increased travel and entertainment	8	125
Increased maintenance and computer supplies	120	122
Various other items	324	154

Total change	$1,842	$3,623

The increases for the three and nine months ended September 30, 2007 were due primarily to an increase in compensation and related costs resulting from increases in salary costs and headcount which enables us to deliver the services we provide to our growing number of clients in their day-to-day use of our software.

We expect cost of term license, maintenance and other recurring revenue in the fourth quarter of 2007 to increase as compared to the third quarter due to the continued hiring of personnel.

Cost of Perpetual License Fees

	Three Months Ended September 30			Nine Months Ended September 30
	2007	2006	Change	2007	2006	Change

Cost of perpetual license fees (in thousands)	$218	$181	$37	$632	$607	$25
Percent of total perpetual license revenues	4%	4%		4%	3%

Cost of perpetual license fees consists primarily of royalties and other fees paid to third parties, the fixed direct labor involved in producing and distributing our software, and cost of product media including duplication, manuals and packaging materials. The cost of perpetual license fees has remained consistent with the same period in the prior fiscal year.

Cost of Professional Services and Other

	Three Months Ended September 30			Nine Months Ended September 30
	2007	2006	Change	2007	2006	Change
Cost of professional services and other (in thousands)	$7,662	$6,894	$768	$19,950	$16,967	$2,983
Percent of total professional services and other revenues	119%	146%		129%	129%

Cost of professional services and other revenue consists primarily of personnel related costs associated with the client services organization in providing consulting, custom report writing and conversions of data from clients’ previous systems. Also included are direct costs associated with third-party consultants and travel expenses. Additionally, we defer direct professional services costs until we have substantially completed the term license implementation services.

Cost of professional services and other fluctuated due to the following (in thousands):

	Change From	Change From
	2006 to 2007	2006 to 2007
	QTD	YTD

Increased payroll and related	$393	$2,169
Increased outside services	560	568
Increased travel and entertainment	171	440
Increased marketing	63	139
Increased recruiting	50	342
Increased implementation service cost deferral for term	(500)	(874)
Various other items	31	199

Total change	$768	$2,983

The increase during the three and nine months ended September 30, 2007 was due primarily to an increase in payroll and related expenses resulting from the increase in headcount and higher utilization of third party implementation consultants to address the general increase in demand for consulting and training services demanded as a result of higher license sales. The increase in outside services is principally a result of increased costs associated with the larger Client Conference in September 2007 compared to September 2006. Travel costs increased during the 2007 periods due to travel associated with more service projects and rising cost of air travel and accommodations. Consistent with the headcount increase, recruiting costs also increased in the fiscal 2007 periods.

We have experienced an increase in implementation services with the launch of our APX product and sales of our Geneva product, which are both sold under the term license model. As there were more term license implementation projects, primarily Geneva-related, in progress as of September 30, 2007 compared to September 30, 2006, we have experienced an increase in the deferral of professional service costs. We deferred net professional service costs of $0.9 million and $2.6 million during the three and nine months ended September 30, 2007, compared to $0.4 million and $1.7 million in the comparable periods of 2006.

Gross margins for the 2007 periods continue to be negative as a result of the significant deferral of professional services revenues and costs associated with our term license implementation. We defer only the direct costs associated with services performed on these arrangements. Indirect costs such as management and other overhead expenses are recognized in the period in which they are incurred, with no revenue to offset them. In addition, we have added headcount in our consulting group. Since these new employees undergo a training period, typically of six months, before becoming fully billable, their associated costs have a near-term negative impact on gross margins.

We expect cost of professional services and other in the fourth quarter of 2007 to decrease as compared to the third quarter, primarily due to our annual client conference that occurred in the third quarter of 2007.

Amortization of Developed Technology

	Three Months Ended September 30			Nine Months Ended September 30
	2007	2006	Change	2007	2006	Change
Amortization of developed techology (in thousands)	$332	$251	$81	$1,018	$909	$109
Percent of total net revenues	1%	1%		1%	1%

Amortization of developed technology represents amortization of acquisition-related intangible assets and internal product development costs. The increase in amortization of developed technology reflected additional expense from the amortization of capitalized internally developed software costs relating to product upgrades since September 30, 2006.

OPERATING EXPENSES

Sales and Marketing

	Three Months Ended September 30			Nine Months Ended September 30
	2007	2006	Change	2007	2006	Change

Sales and marketing (in thousands)	$13,482	$12,115	$1,367	$40,356	$36,466	$3,890
Percent of total net revenues	24%	26%		26%	27%

Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars.

Sales and marketing expenses fluctuated due to the following (in thousands):

	Change From	Change From
	2006 to 2007	2006 to 2007
	QTD	YTD

Increased payroll and related	$487	$2,633
Increased travel and entertainment	494	842
Increased marketing	173	591
Increased outside services	104	357
Decreased bad debt and broker fees	(144)	(1,043)
Various other items	253	510

Total change	$1,367	$3,890

The increase in expenses for the three and nine months ended September 30, 2007 reflected the growth of our business, while the decrease of expenses as a percentage of revenues during the 2007 periods reflected our achievement of improved productivity. The increases in payroll and other related costs were a result of an increase in headcount to 167 at September 30, 2007 from 161 at September 30, 2006 and increases in variable compensation paid to these individuals as a result of higher bookings. We believe this investment in personnel will accelerate the momentum in our Geneva and APX product sales and increase satisfaction for all of our products. Travel expenses increased due to the headcount increase and travel and lodging associated with our annual Advent client conference in September 2007. Marketing and outside service expenses increased due to increased advertising initiatives to market our significant number of product releases for 2007. These increases were partially offset by a decrease in broker fees and bad debt expense associated with the winding down of our soft dollar business in fiscal 2006.

Product Development

	Three Months Ended September 30			Nine Months Ended September 30
	2007	2006	Change	2007	2006	Change

Product development (in thousands)	$9,334	$8,849	$485	$30,006	$25,599	$4,407
Percent of total net revenues	17%	19%		19%	19%

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

Product development expenses fluctuated due to the following (in thousands):

	Change From	Change From
	2006 to 2007	2006 to 2007
	QTD	YTD

Increased payroll and related	$2,065	$5,272
Increased capitalization of product development	(2,078)	(1,765)
Increased allocation of corporate expenses	295	432
Increased outside services	120	58
Increased computer and telecom	83	132
Increased recruiting	2	122
Various other items	(2)	156

Total change	$485	$4,407

The increase in product development expense during the three and nine months ended September 30, 2007 was primarily due to increases in payroll and other related costs resulting from the increase in headcount to help us meet our expanded product delivery schedules for fiscal 2007. As a result of the increase in headcount, our product development group incurred additional costs from a higher allocation of corporate expenses (information technology and facilities) as well as increased recruiting fees to identify product development engineers to assist in developing our new products and enhancing existing products. The fluctuations in the capitalization of our product development costs in the three and nine months ended September 30, 2007 was attributable to the timing of product releases as we capitalized $2.1 million and $2.7 million, respectively, of costs associated with our Geneva 7.0, APX 2.0 and Moxy 6.0 products during 2007 as compared with $4,000 and $0.9 million of costs in the comparable periods of 2006 primarily associated with APX 1.0, and was the principal reason that product development costs decreased as a percentage of revenues in the third quarter of 2007.

We expect product development expenses to increase in the fourth quarter of 2007 as compared to the third quarter due to decreased amounts capitalized under SFAS 86. Our engineers worked on a number of product releases which were in their final beta stage during the third quarter.

General and Administrative

	Three Months Ended September 30			Nine Months Ended September 30
	2007	2006	Change	2007	2006	Change

General and administrative (in thousands)	$8,393	$8,262	$131	$25,014	$23,911	$1,103
Percent of total net revenues	15%	18%		16%	18%

General and administrative expenses consist primarily of personnel costs for information technology, finance, administration, operations and general management, as well as legal and accounting expenses.

General and administrative expenses fluctuated due to the following (in thousands):

	Change From	Change From
	2006 to 2007	2006 to 2007
	QTD	YTD

Increased payroll and related	$1,283	$4,588
Increase in loss on disposal of assets	379	319
Increased recruiting	150	440
Increased (decreased) depreciation	51	(398)
Decreased facilities	(501)	(1,850)
Decreased outside services	(340)	(1,134)
Decreased legal and professional	(313)	(910)
Various other items	(578)	48

Total change	$131	$1,103

The increase in expenses during the three and nine months ended September 30, 2007 is primarily due to payroll and other related costs being higher as a result of an increase in headcount and annual merit increases. The headcount increases reflected our investment in information technology infrastructure to assist in automating key business processes to support the Company’s growth. In the third quarter of 2007, we wrote off $331,000 of construction-in-progress assets at our 303 Second

Street facility in San Francisco, California, as a result of our decision to relocate this data center. This increase was offset by a decrease in facilities and depreciation expense as we are no longer incurring rent and depreciation expenses related to our prior San Francisco headquarters facility located at 301 Brannan Street, which we exited in October 2006. We entered into a definitive lease agreement in January 2006 for our new headquarters facility located at 600 Townsend Street in San Francisco, California resulting in rent expense at both 600 Townsend and our prior headquarters facility causing higher rent expense for the first nine months of 2006. Lower legal fees and professional fees resulted from decreased services provided by Sarbanes-Oxley compliance consultants, and external legal and accounting firms.

Amortization of Other Intangibles

	Three Months Ended September 30			Nine Months Ended September 30
	2007	2006	Change	2007	2006	Change
Amortization of other intangibles (in thousands)	$463	$1,028	$(565)	$1,403	$3,027	$(1,624)
Percent of total net revenues	1%	2%		1%	2%

Amortization of other intangibles represents amortization of non-technology related intangible assets. The decreases in amortization of other intangibles in the 2007 periods were attributed to assets becoming fully amortized during fiscal 2006 and the first nine months of 2007.

Restructuring Charges

	Three Months Ended September 30			Nine Months Ended September 30
	2007	2006	Change	2007	2006	Change

Restructuring charges (in thousands)	$113	$54	$59	$902	$320	$582
Percent of total net revenues	0%	0%		1%	0%

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

During the nine months ended September 30, 2007, we recorded aggregate restructuring charges of $902,000 which primarily related to the modification of certain sub-lease assumptions for our prior San Francisco headquarters facility located at 301 Brannan Street, which the Company exited in October 2006.

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

The following table sets forth an analysis of the components of the payments and restructuring charges made against the accrual during the nine months ended September 30, 2007 (in thousands):

	Facility Exit	Severance &
	Costs	Benefits	Total

Balance of restructuring accrual at December 31, 2006	$6,587	$4	$6,591
Restructuring charges	681	—	681
Cash payments	(2,331)	(4)	(2,335)
Accretion adjustment	221	—	221

Balance of restructuring accrual at September 30, 2007	$5,158	$—	$5,158

Operating Income by Segment

	Three Months Ended September 30			Nine Months Ended September 30
(in thousands)	2007	2006	Change	2007	2006	Change

Advent Investment Management	$8,522	$4,210	$4,312	$17,029	$13,883	$3,146
MicroEdge	1,287	1,418	(131)	4,225	3,541	684
Other	—	(573)	573	—	(1,518)	1,518
Unallocated corporate operating costs and expenses
Stock-based employee compensation	(3,219)	(3,448)	229	(10,047)	(10,097)	50
Amortization of developed technology	(332)	(251)	(81)	(1,018)	(909)	(109)
Amortization of other intangibles	(463)	(1,028)	565	(1,403)	(3,027)	1,624

Total operating income	$5,795	$328	$5,467	$8,786	$1,873	$6,913

Operating income for the AIM segment increased by approximately $4.3 million and $3.1 million in the three and nine months ended September 30, 2007, respectively, compared with the comparable periods of 2006, principally as a result of our improved productivity. Increases in total AIM revenues of $8.9 million and $20.4 million, which contributed to our fiscal 2007 operating profit increases, exceeded our payroll and other related cost increases as the AIM segment has added personnel, primarily in the client support, product development, professional services and sales and marketing groups. To a lesser extent, operating income increased due to an increase in product development cost capitalization. However, operating income for the 2007 periods continue to be reduced by the larger deferral of professional services revenues and costs associated with our term license implementations.

MicroEdge’s operating income decreased by $131,000 during the three months ended September 30, 2007, as compared to the comparable period of 2006, while operating income increased by $684,000 during the nine months ended September 30, 2007, primarily due to an increase in revenues of $536,000 and $2.1 million partially offset by an increase in total operating costs of $666,000 and $1.4 million.  Operating expenses increased due to an increase in payroll and other related costs resulting from 11 additional employees that were hired since September 30, 2006.

Operating loss for our “Other” segment was $573,000 and $1.5 million for the three and nine months ended September 30, 2006 compared to zero for the comparable periods in 2007, as we completed the wind down of the soft dollar component of our broker/dealer in 2006 which resulted in significant bad debt expense and broker fees in the prior year periods.

Interest and Other Income (Expense), Net

	Three Months Ended September 30			Nine Months Ended September 30
	2007	2006	Change	2007	2006	Change
Interest and other income (expense), net (in thousands)	$(138)	$656	$(794)	$4,248	$3,054	$1,194
Percent of total net revenues	0%	1%		3%	2%

Interest and other income (expense), net consists of interest income and expense, realized gains and losses on investments and foreign currency gains and losses.

Interest and other income (expense), net fluctuated due to the following (in thousands):

	Change From	Change From
	2006 to 2007	2006 to 2007
	QTD	YTD

Increase in interest expense	$(512)	$(776)
Decrease in interest income	(328)	(1,891)
Increase in gain on sale of private equity investments	—	4,247
Increase in impairment loss of private equity investment	—	(585)
Various other items	46	199

Total change	$(794)	$1,194

The decrease in income during the third quarter of 2007 was due to an increase in interest expense as we drew down $25.0 million on our credit facility in June 2007 of which $5.0 million was repaid in September 2007. Additionally, interest income decreased due to our lower level of cash, cash equivalents and marketable securities balances during the first nine months of 2007, as we liquidated part of our portfolio to fund our significant stock repurchases in fiscal 2006 and the first half of 2007. The increase in interest and other income during the nine months ended September 30, 2007 was attributable to an aggregate gain of $4.2 million from the sale of two private equity investments, including our investment in LatentZero Limited, partially offset by an impairment loss of $585,000 associated with a third private equity investment.

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30			Nine Months Ended September 30
	2007	2006	Change	2007	2006	Change
Provision for (benefit from) income taxes (in thousands)	$2,361	$32	$2,329	$4,204	$(1,030)	$5,234
Effective tax rate	42%	3%		32%	-21%

During the three months ended September 30, 2007, we recorded a provision of $2.4 million resulting in a 42% effective tax rate for the third quarter of 2007. During the third quarter of 2006, we continued to carry a valuation allowance against our deferred tax assets resulting in a minimal tax provision.  The increase over the prior year third quarter is attributed to the reversal of the majority of our valuation allowance against our deferred tax assets in the fourth quarter of 2006.

During the nine months ended September 30, 2007, we recorded a provision of $4.2 million resulting in a year-to-date effective tax rate of 32%. The increase in income tax expense over the prior year period is also attributed to the reversal of most of our valuation allowance against deferred tax assets in the fourth quarter of 2006.  During the nine months ended September 30, 2006, we continued to carry a full valuation allowance against our deferred tax assets resulting in a minimal tax provision. In addition, we recognized income tax benefits in the first quarter of 2006 as a result of the receipt of a state tax refund of $0.5 million and the reduction of projected tax liabilities associated with expiration of a federal income tax return contingency of approximately $0.6 million.

We currently expect an annual effective tax rate for 2007 between 30% and 35%. Our expectation is based on a projected fiscal 2007 effective tax rate of 49.2%, adjusted for discrete tax benefits for tax deductions due to disqualifying dispositions of incentive stock options and employee stock purchase plan shares, and the release of the valuation allowance associated with capital losses as a result of the recognition of capital gains during the second quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our aggregate cash, cash equivalents and marketable securities were $42.8 million at September 30, 2007, compared with $55.1 million at December 31, 2006. Cash equivalents are comprised of highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase.

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Nine Months Ended September 30
	2007	2006

Net cash provided by operating activities	$38,203	$31,752
Net cash provided by investing activities	$25,563	$46,938
Net cash used in financing activities	$(51,391)	$(117,088)

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

 Our cash provided by operating activities of $38.2 million during the nine months ended September 30, 2007 was primarily the result of our net income, increase in deferred revenue, collection of accounts receivable, and non-cash expenses including stock-based compensation and depreciation and amortization during the period, partially off-set by a net gain from equity investment activity. The increase in deferred revenue primarily reflected our continued transition to the term license model. Under the term model, we generally bill and collect for a term agreement in installments in advance of each annual period. These amounts are deferred at billing and recognized over the annual term period. This has the effect of increasing deferred revenue when compared to a perpetual license model where no license revenue is deferred. See further discussion of the effects of our transition to a term model in the “Overview” section. The decrease in accounts receivable primarily reflected improved collections during the first nine months of 2007. Days’ sales outstanding decreased to 66 days at the end of the third quarter of 2007 from 75 days in the fourth quarter of 2006. Other changes in assets and liabilities included an increase in our income taxes payables and decreases in prepaid and other assets, accounts payable and accrued liabilities. The decreases in accounts payable and accrued liabilities reflected cash payments of fiscal 2006 liabilities including year-end payables and bonuses, commissions and payroll taxes.

Our cash provided by operating activities during the nine months ended September 30, 2006 of $31.8 million was primarily the result of our net income adjusted for non-cash charges including stock-based compensation, depreciation and amortization. Other sources of cash during the nine months ended September 30, 2006 included increases in deferred rent and deferred revenue. The increase in deferred rent resulted from the signing of a definitive lease agreement on January 2006 for our new headquarters facility located at 600 Townsend Street in San Francisco. The increase in deferred revenue primarily reflected our continued transition to a term license model. Uses of our operating cash included a reduction of our sales reserves, an increase in our prepaid and other assets and decreases in accrued liabilities and income taxes payable. The increase in prepaid and other assets primarily reflected a receivable established for the tenant improvement allowance associated with our 600 Townsend lease agreement, which was partially offset by cash payments by the lessor during the nine months ended September 30, 2006. The decreases in accrued liabilities reflected cash payments for December 31, 2005 liabilities including year-end payables and bonuses, commissions, payroll taxes, settlement of claims of certain former members and employees of Advent Outsource Data Management, and legal costs associated with the discovery phase of the Kinexus earnout litigation. The decrease in income taxes payable during the nine months ended September 30, 2006 reflected cash payments related to state income taxes and reductions in other projected tax liabilities.

We expect our cash flow from operating activities for fiscal 2007 to be in the range of $54 million to $57 million.

Cash Flows from Investing Activities

Net cash provided by investing activities of $25.6 million for the nine months ended September 30, 2007 is primarily from proceeds of $24.9 million from the sale of short term investments and from the proceeds of $11.6 million from the sale of two private equity investments, including our stake in LatentZero Limited. This was partially offset by capital expenditures of $7.1 million, capitalized software development costs of $2.4 million and an installment payment totaling $1.0 million related to the acquisition of East Circle Solutions, Inc. In addition, restricted cash increased by $0.4 million associated with amendments to the lease agreement with Toda Development, Inc. (“Toda”) to increase our rentable square footage at our headquarter facility located at 600 Townsend Street in San Francisco, California. In the event that we default under the terms of this lease agreement, the letter of credit may be drawn upon by Toda.

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

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2007 of $51.4 million reflected the repurchase of 2.6 million shares of our common stock for $91.2 million and the repayment of $5.0 million on our credit facility. This was partially offset by a draw-down of $25.0 million against our credit facility and proceeds received from the issuance of common stock of $19.8 million under our employee stock option and purchase plans.

Net cash used in financing activities for the nine months ended September 30, 2006 of $117.1 million reflected the repurchase of 4.1 million shares of our common stock for $127.9 million, partially offset by proceeds received from the issuance of common stock of $10.8 million.

Our liquidity and capital resources in any period could be affected by the exercise of outstanding stock options and issuance of common stock under our employee stock purchase plan. The resulting increase in the number of outstanding shares from this and from the issuance of common stock from our other outstanding equity awards (RSUs and SARs) could also affect our per share results of operations. However, we cannot predict the timing or amount of proceeds from the exercise of stock options, or whether they will be exercised at all. Furthermore, our Board may authorize additional share repurchase programs and we may continue our stock repurchase activity. As of September 30, 2007, we have completed the stock repurchases under the share repurchase authorization that was approved by the Board and publicly announced in February 2007.

At September 30, 2007, we had negative working capital of $19.3 million, compared to negative working capital of $0.3 million at December 31, 2006. Our negative working capital is primarily due to our use of excess cash from the growth in deferred revenue to finance common stock repurchases, totaling $148.6 million during fiscal 2006 and $91.2 million during the first nine months of 2007. We may continue to have negative working capital in the future. However, we have relatively predictable cash flows from operations as a result of the high proportion of recurring revenues in our business model. This allows us to make long-term investments in our business while remaining confident that we will have sufficient liquidity for future operations.

We currently have commitments under our operating leases, which increased from $49.0 million at December 31, 2006 to $51.4 million at September 30, 2007, primarily as a result from expanding the rentable square footage at our corporate headquarters facility located at 600 Townsend Street in San Francisco, California during the first nine months of 2007.

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

In June 2007, we drew $25.0 million against this Facility which bears interest at an aggregate rate of 6.86%, consisting of a three month LIBOR contract rate of 5.36% and an applicable margin of 1.5%. In September 2007, the Company paid down $5.0 million of the loan. Additionally, the LIBOR contract expired and Advent re-entered into another LIBOR rate contract on the outstanding loan balance of $20.0 million which bears a three month LIBOR contract rate of 5.58% and an applicable margin of 1.5%. As of September 30, 2007, Advent was in compliance with all associated covenants. We currently intend to roll the loan for another three-month term and are contractually obligated to repay the remaining loan balance of $20 million at the end of the credit facility term in February 2010. However, we may elect to repay portions of the $20.0 million balance prior to February 2010.

Contractual Obligations

The following table summarizes our contractual cash obligations as of September 30, 2007 (in thousands):

	Three
	Months Ended
	December 31	Years Ended December 31
	2007	2008	2009	2010	2011	Thereafter	Total
Operating lease obligations, net of sub-lease income	$2,017	$7,715	$5,953	$5,476	$4,969	$25,285	$51,415
Repayment of long-term debt (1)	—	—	—	20,000	—	—	20,000

Total commitments (2)	$2,017	$7,715	$5,953	$25,476	$4,969	$25,285	$71,415

(1)                                 At September 30, 2007, we are contractually obligated to repay our long-term debt at the end of our credit facility term in 2010. However, we may elect to repay portions of the $20.0 million balance prior to February 2010.

(2)                                 At September 30, 2007, we had a gross liability of $5.3 million for uncertain tax positions associated with the adoption of FIN 48. Since almost all of this liability relates to reserves against deferred tax assets that we do not expect to utilize in the short term, we cannot estimate the timing of potential future cash settlements and have not included any estimates in the table of contractual cash obligations.

At September 30, 2007 and December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We expect that for the next year, our operating expenses will continue to constitute a significant use of cash flow. In addition, we may use cash to fund acquisitions, repay our debt under our credit facility and repurchase common stock, or invest in other businesses, when opportunities arise. Based upon the predominance of our revenues from recurring sources, bookings performance and current expectations, we believe that our cash and cash equivalents, cash generated from operations and availability under our Facility will be sufficient to satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases and financing activities for the next year.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of September 30, 2007 consist of obligations under operating leases. See Note 12, “Commitments and Contingencies” to the condensed consolidated financial statements and the “Liquidity and Capital Resources” section above for further discussion and a tabular presentation of our contractual obligations. As of September 30, 2007, we were in compliance with all our financial covenants and expect to remain within compliance in the next 12 months. We are comfortable with these limitations and believe they will not impact our cash or credit in the coming year or restrict our ability to execute our business plan.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Historically, much of our revenues and capital spending was transacted in U.S. dollars. However, since the acquisitions of Advent Denmark, Advent Norway, Advent Sweden, Advent Netherlands, and Advent Europe’s remaining distributors in the United Kingdom and Switzerland, whose service and certain license revenues and capital spending, are transacted in local country currencies, we have greater exposure to foreign currency fluctuations. Additionally as of September 30, 2007, $42.0 million of goodwill and $0.5 million of other intangibles from the acquisition of these entities is denominated in foreign currency. Therefore a hypothetical weakening (strengthening) of the U.S. dollar of 10% relative to certain European currencies could increase (decrease) our assets and equity by approximately $4 million. We do not believe that a hypothetical 10% change in foreign currency exchange rates would have a material adverse effect on our condensed consolidated results of operations or cash flows.

Historically, our interest rate risk related primarily to our investment portfolio, which consisted of $20.2 million in cash equivalents and $24.9 million in marketable securities as of December 31, 2006 and $42.8 million in cash equivalents and zero in marketable securities as of September 30, 2007. An immediate sharp increase in interest rates could have a material adverse effect on the fair value of our investment portfolio. Conversely, immediate sharp declines in interest rates could seriously harm interest earnings of our investment portfolio. We do not currently use derivative financial instruments in our investment portfolio, nor hedge for these interest rate exposures.

By policy, we limit our exposure to longer-term investments, and the majority of our investment portfolio at December 31, 2006 had interest rate maturities of less than one year. As a result of the relatively short duration of our portfolio, an immediate hypothetical parallel shift to the yield curve of plus 25 basis points (“BPS”), 50 BPS and 100 BPS would result in a reduction of 0.11% ($51,000), 0.23% ($103,000) and 0.46% ($205,000), respectively, in the market value of our investment portfolio as of December 31, 2006. During the nine months offended September 30, 2007, we liquidated our investment portfolio to fund our stock repurchase program resulting in a zero balance as of September 30, 2007.

Effective February 2007, we also have interest rate risk relating to debt under our credit facility which is indexed to LIBOR or a Wells Fargo prime rate. At September 30, 2007, we have debt of $20.0 million under this facility which bears interest at an aggregate rate of 7.08%, consisting of a three month LIBOR contract rate of 5.58% and an applicable margin of 1.5%. In December 2007, the LIBOR rate contract will expire and Advent will have the option to either re-enter into another LIBOR rate contract, choose the Base Rate, or pay off the existing loan balance. A hypothetical 100 basis point increase in the LIBOR rate from the rate of 5.58% associated with our debt of $20.0 million at September 30, 2007 would result in an increase in quarterly and annual interest expense of approximately $50,000 and $200,000, respectively.

We have also invested in several privately-held companies. These non-marketable investments are classified as other assets on our condensed consolidated balance sheets. Our investments in privately-held companies could be affected by an adverse movement in the financial markets for publicly-traded equity securities, although the impact cannot be directly quantified. These investments are inherently risky as the market for the technologies or products these privately-held companies have under development are typically in the early stages and may never materialize. It is our policy to review investments in privately held companies on a regular basis to evaluate the carrying amount and economic viability of these companies. This policy includes, but is not limited to, reviewing each of the companies’ cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes and competition. The evaluation process is based on information that we request from these privately held companies. This information is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to timing and the accuracy of the data received from these companies.

Our investments in privately held companies are assessed for impairment when a review of the investee’s operations indicates that a decline in value of the investment is other than temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. Impaired investments in privately held companies are written down to estimated fair value. We estimate fair value using a variety of valuation methodologies. Such methodologies include comparing the private company with publicly traded companies in similar lines of business, applying revenue and price/earnings multiples to estimated future operating results for the private company and estimating discounted cash flows for that company. We could lose our entire investment in these companies. During the second quarter of 2007, we sold two of our investments, including our investment in LatentZero

Limited, and impaired another. At September 30, 2007, our net investments in privately-held companies totaled $0.5 million. See Note 7, “Balance Sheet Detail”, to our condensed consolidated financial statements for further discussion.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(f) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective as of September 30, 2007 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to Advent’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting which were identified in connection with the evaluation required by Rule 13a-15(e) of the Exchange Act that occurred during the third quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, Advent’s internal control over financial reporting.

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

If Our Existing Customers Do Not Renew Their Term License, Perpetual Maintenance or Other Recurring Contracts, Our Business Will Suffer

In the third quarter of 2007, revenues recognized from these recurring contracts represented 77% of total revenues. We expect to continue to derive a significant portion of our revenue from our clients’ renewal of term license, perpetual maintenance and other recurring contracts and such renewals are critical to our future success. Factors that may affect the renewal rate of our contracts include:

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

                During the third quarter of 2007, we commenced renewing term contracts signed in the third quarter of 2004.  These are the first three-year term contracts to be renewed by Advent since our transition to a term pricing model began. Our customers have no obligation to renew their term contracts and given the small number of contracts to be renewed in the third quarter of 2007, we can not yet conclude whether customers will renew in a manner consistent with our perpetual maintenance customers.  Additionally, we can not predict whether the renewals will be less advantageous to us than the original term contract. For example, customers may request shorter renewal periods than our original term contract or customers may request a reduction in the number of users or products licensed, resulting in a lower annual term license fee.  Further, customers may elect to not renew their term license contracts at all. Additionally, we may incur significantly more costs in securing our term license contract renewals than we incur for our perpetual maintenance renewals. If our term contract customers renew under terms less favorable to us or choose not to renew their contracts or if it costs significantly more to secure a renewal for us, our operating results may be harmed.

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

We Must Continue to Introduce New Products and Product Enhancements

The market for our products is characterized by rapid technological change, changes in customer demands, evolving industry standards and new regulatory requirements. New products based on new technologies or new industry standards can render existing products obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop new products or product enhancements that address the future needs of our target markets and to respond to their changing standards and practices. In the fourth quarter of 2007, we plan to add a new trading compliance solution, Advent Rules Manager, to our suite of products.

We may not be successful in developing, introducing, marketing and licensing our new products or product enhancements on a timely and cost effective basis, or at all, and our new products and product enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. Delays in the commencement of commercial shipments of new products or enhancements or delays in client implementations or migrations may result in client dissatisfaction and delay or loss of product revenues. Additionally, existing clients may be reluctant to go through the sometimes complex and time consuming process of converting from our Axys to APX product, which may slow the conversion of our customer base to APX. In addition, clients may delay purchases in anticipation of new products or product enhancements. Our ability to develop new products and product enhancements is also dependent upon the products of other software vendors, including certain system software vendors, such as Microsoft Corporation, Sun Microsystems, database vendors and development tool vendors. If the products of such vendors have design defects or flaws, are unexpectedly delayed in their introduction, or are unavailable on acceptable terms, our business could be seriously harmed.

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

During the nine months ended September 30 2007, term license revenues comprised approximately 22% of term license, maintenance and other recurring revenues as compared to approximately 12% in the first nine months of 2006. Term license contracts are comprised of both software licenses and maintenance services. Individual perpetual software licenses vary significantly in value, and the value and timing of these transactions can therefore cause our quarterly perpetual license revenues to fluctuate.

When a customer purchases a term license together with implementation services we do not recognize any revenue under the contract until the implementation services are substantially completed. If the implementation services are still in progress as of quarter-end, we will defer all of the contract revenues to a subsequent quarter. As a result of these and other factors, our quarterly net revenues may fluctuate significantly. Our expense levels are relatively fixed in the short-term. Due to the fixed nature of these expenses, combined with the relatively high gross margin historically achieved on our products, an unanticipated decline in net revenues in any particular quarter may adversely affect our operating results. For example, during the third quarter of 2007, we deferred net revenues of $3.0 million and deferred directly related expenses of $0.9 million. The impact of these deferrals on our operating income for the third quarter of 2007 was approximately $2.1 million.

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

Our Current Operating Results May Not Be Reflective of Our Future Financial Performance

During the third quarter of 2007, we recognized 77% of total net revenues from recurring sources, which we define as revenues from term license, maintenance on perpetual licenses and other recurring revenue. We generally recognize revenue from these sources ratably over the terms of these agreements, which typically range from one to three years. As a result, almost all of our revenues in any quarter are generated from contracts entered into during previous periods.

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

We Must Retain and Recruit Key Employees

We believe that our future success is dependent on the continued employment of our senior management and our ability to identify, attract, motivate and retain qualified technical, sales and other personnel. Members of our executive management team have acquired specialized knowledge and skills with respect to Advent. We need technical resources such as our product development engineers to develop new products and enhance existing products; we rely upon sales personnel to sell our products and services and maintain healthy business relationships; we must recruit professional service consultants to support the anticipated increase in product implementations; we must hire client services personnel to provide technical support to our growing installed base of customers; and we must attract and retain financial and accounting personnel to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Therefore, we need to identify, attract, motivate and retain such employees with the requisite education, backgrounds and industry experience.  However, experienced personnel in the information technology industry are in high demand and competition for their talents is intense, especially in the San Francisco Bay Area where the majority of our employees are located. For example, in February 2007, one of our executives resigned from the Company to become the Chief Executive Officer of an internet company. Additionally, our Chief Financial Officer will resign from the Company in December 2007 to pursue an opportunity at another software company and we have not yet named a new individual to fill that position. If we are unable to secure a replacement in a timely manner for our chief financial officer position, our results of operations may be harmed and our ability to report our financial results may be impaired.

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

Two of Our Principal Stockholders Have an Influence Over our Business Affairs and May Make Business Decisions with Which You Disagree and Which May Adversely Affect the Value of Your Investment

Our Chief Executive Officer and the Chairman of our board of directors beneficially own or control, indirectly or directly, a substantial number of shares of our common stock (approximately 37% as of October 31, 2007). As a result, if these persons act together, they will have the ability to exert significant influence on matters submitted to our stockholders for approval, such as the election and removal of directors, amendments to our certificate of incorporation and the approval of any business combination. These actions may be taken even if they are opposed by other stockholders or it may be difficult to approve these actions without their consent. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

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

During 2006, we implemented controls and procedures to improve our internal control over financial reporting and address the material weaknesses identified in fiscal 2004 and 2005. As a result, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006 and September 30, 2007.

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

Our Ability to Conclude that a Control Deficiency is Not a Material Weakness or that an Accounting Error Does Not Require a Restatement Can be Affected By a Number of Factors Including Our Level of Pre-Tax Income

Under the Sarbanes-Oxley Act of 2002, our management is required to assess the impact of control deficiencies based upon both quantitative and qualitative factors, and depending upon that analysis we classify such identified deficiencies as either a control deficiency, significant deficiency or a material weakness.

One element of our quantitative analysis of any control deficiency is its actual or potential financial impact, and any impact that is greater than 5% of our pre-tax income in any quarter may be more likely to result in that deficiency being determined to be a significant deficiency or a material weakness. For example, our pre-tax income for fiscal 2006 was $3.6 million and although we project our fiscal 2007 pre-tax income to increase compared to fiscal 2006, our assessment of a control deficiency as a significant deficiency or material weakness remains dependent in part on our level of profitability during a particular quarter. If our quarterly or fiscal year pre-tax income were to decrease to levels similar to those in fiscal 2006, this will make it statistically less likely for us and our independent registered public accounting firm to determine that a control deficiency is not a material weakness.

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

On February 9, 2007, the Company’s Board authorized the repurchase of up to an additional 2.25 million shares of outstanding common stock. During the second quarter of 2007, Advent completed the share repurchases under this program and repurchased an aggregate 1.7 million shares of common stock for a total cash outlay of $61.0 million and at an average price of $35.01 per share. As such, there was no repurchase activity during the three months ended September 30, 2007.

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

ADVENT SOFTWARE, INC.

Dated: November 8, 2007	By:	/s/ Graham V. Smith
Graham V. Smith Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)