Form 10-Q
period 2008-03-31
ADVENT SOFTWARE INC /DE/
filed 2008-05-08
CIK 1002225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number:  0-26994

ADVENT SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2901952
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

600 Townsend Street, San Francisco, California 94103
(Address of principal executive offices and zip code)

(415) 543-7696
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2008 was 26,684,281.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31	December 31
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$58,008	$49,589
Accounts receivable, net	44,392	47,574
Deferred taxes, current	10,288	10,288
Prepaid expenses and other	20,464	19,577
Total current assets	133,152	127,028
Property and equipment, net	28,227	27,779
Goodwill	108,601	106,520
Other intangibles, net	8,391	9,376
Deferred taxes, long-term	70,980	70,981
Other assets, net	11,396	10,645

Total assets	$360,747	$352,329

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,672	$4,382
Accrued liabilities	23,796	29,328
Deferred revenues	116,497	115,398
Income taxes payable	2,207	1,086
Total current liabilities	147,172	150,194
Deferred income taxes	881	998
Deferred revenue, long-term	6,363	4,939
Other long-term liabilities	16,235	16,352

Total liabilities	170,651	172,483

Commitments and contingencies (See Note 10)

Stockholders’ equity:
Common stock	266	265
Additional paid-in capital	332,161	326,964
Accumulated deficit	(159,050)	(161,685)
Accumulated other comprehensive income	16,719	14,302
Total stockholders’ equity	190,096	179,846

Total liabilities and stockholders’ equity	$360,747	$352,329

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31
	2008	2007
Net revenues:
Term license, maintenance and other recurring	$49,139	$37,724
Perpetual license fees	5,625	5,927
Professional services and other	6,709	4,328

Total net revenues	61,473	47,979

Cost of revenues:
Term license, maintenance and other recurring	10,934	9,032
Perpetual license fees	317	195
Professional services and other	7,726	5,873
Amortization of developed technology	722	364

Total cost of revenues	19,699	15,464

Gross margin	41,774	32,515

Operating expenses:
Sales and marketing	15,390	12,889
Product development	12,890	9,856
General and administrative	9,227	8,784
Amortization of other intangibles	487	474
Restructuring charges	56	562

Total operating expenses	38,050	32,565

Income (loss) from operations	3,724	(50)
Interest and other income (expense), net	227	518

Income before income taxes	3,951	468
Provision for income taxes	1,316	29

Net income	$2,635	$439

Net income per share:
Basic	$0.10	$0.02
Diluted	$0.09	$0.02

Weighted average shares used to compute net income per share:
Basic	26,570	27,389
Diluted	28,080	28,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31
	2008	2007
Cash flows from operating activities:
Net income	$2,635	$439
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	3,391	3,246
Depreciation and amortization	3,262	2,790
Loss on dispositions of fixed assets	1	3
Provision for doubtful accounts	249	137
Reduction of sales returns	(104)	(6)
Gain loss on investments	—	(18)
Deferred income taxes	(117)	(65)
Other	7	13
Effect of statement of operations adjustments	6,689	6,100
Changes in operating assets and liabilities:
Accounts receivable	2,933	6,030
Prepaid and other assets	(1,382)	(1,117)
Accounts payable	290	(685)
Accrued liabilities	(5,691)	(2,505)
Deferred revenues	2,626	5,819
Income taxes payable	1,164	(284)
Effect of changes in operating assets and liabilities	(60)	7,258

Net cash provided by operating activities	9,264	13,797

Cash flows from investing activities:
Net cash used in acquisitions	—	(1,022)
Purchases of property and equipment	(2,496)	(2,620)
Capitalized software development costs	(205)	—
Sales and maturities of marketable securities	—	24,921
Change in restricted cash	(248)	—

Net cash provided by (used in) investing activities	(2,949)	21,279

Cash flows from financing activities:
Proceeds from issuance of common stock	1,787	7,806
Repurchase of common stock	—	(30,120)

Net cash provided by (used in) financing activities	1,787	(22,314)

Effect of exchange rate changes on cash and cash equivalents	317	12

Net change in cash and cash equivalents	8,419	12,774
Cash and cash equivalents at beginning of period	49,589	30,187

Cash and cash equivalents at end of period	$58,008	$42,961

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

Advent has prepared these condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in these interim statements pursuant to such SEC rules and regulations. These interim financial statements should be read in conjunction with the audited financial statements and related notes included in Advent’s Annual Report on Form 10-K for the year ended December 31, 2007. Interim results are not necessarily indicative of the results to be expected for the full year, and no representation is made thereto.

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

Note 3—Stock-Based Compensation

Equity Award Activity

A summary of the status of the Company’s stock option and stock appreciation right (“SAR”) activity for the period presented follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2007	3,818	$24.61
Options & SARs granted	267	$45.74
Options & SARs exercised	(148)	$21.56
Options & SARs canceled	(8)	$30.82
Outstanding at March 31, 2008	3,929	$26.15	6.57	$66,705
Exercisable at March 31,2008	2,115	$21.80	5.20	$44,340

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $42.62 as of March 31, 2008 for options that were in-the-money as of that date.

The weighted average grant date fair value of options and SARs granted during the first quarter of 2008 was $19.24 per share. The total intrinsic value of options exercised during the first quarter of 2008 and 2007 was $3.9 million and $14.2 million, respectively. The total cash received from employees as a result of employee stock option exercises net of taxes paid for SARs exercised and restricted stock units (“RSU”) vested during the first quarter of 2008 and 2007 was approximately $1.8 million and $7.8 million, respectively.

The Company settles exercised employee stock options and SARs with newly issued common shares.

A summary of the status of the RSUs for the three months ended March 31, 2008 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Outstanding and unvested at December 31, 2007	571	$34.62
RSUs granted	20	$45.88
RSUs vested	(14)	$28.18
RSUs canceled	(6)	$34.67
Outstanding and unvested at March 31, 2008	571	$35.17

The weighted average grant date fair value was determined based on the closing market price of the Company’s common stock on the date of the award. The aggregate intrinsic value of RSUs outstanding at March 31, 2008 was $24.3 million, using the closing price of $42.62 per share as of March 31, 2008.

Stock-Based Compensation Expense

The effect of stock-based employee compensation expense recognized on Advent’s condensed consolidated statement of operations for the first quarter of 2008 and 2007 were as follows (in thousands, except per share data):

	Three Months Ended March 31
	2008	2007
Statement of operations classification
Cost of term license, maintenance and other recurring revenues	$290	$247
Cost of professional services and other revenues	237	175
Total cost of revenues	527	422

Sales and marketing	1,038	969
Product development	871	737
General and administrative	955	1,118
Total operating expenses	2,864	2,824

Total stock-based employee compensation expense	$3,391	$3,246

Tax effect on stock-based employee compensation	(1,300)	(1,053)

Net effect on net income	$2,091	$2,193

Advent capitalized $21,000 and $3,000 during the first quarters of 2008 and 2007, respectively, associated with the Company’s software development, internal-use software and professional services implementation projects.

As of March 31, 2008, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimated forfeitures, was $27.4 million and is expected to be recognized through the remaining vesting period of each grant, with a weighted average remaining period of 3.0 years.

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions:

	Three Months Ended March 31
Stock Options & SARs	2008	2007
Expected volatility	41.8% - 42.8%	35.1% - 38.4%
Expected life (in years)	5.27	4.58
Risk-free interest rate	2.6% - 3.2%	4.5% - 4.8%
Expected dividends	None	None

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share data):

	Three Months Ended March 31
	2008	2007
Numerator:
Net income	$2,635	$439

Denominator:
Denominator for basic net income per share-weighted average shares outstanding	26,570	27,389

Dilutive common equivalent shares:
Employee stock options and other	1,510	1,367

Denominator for diluted net income per share-weighted average shares outstanding, assuming exercise of potential dilutive common shares	28,080	28,756

Basic net income per share	$0.10	$0.02
Diluted net income per share	$0.09	$0.02

For the first quarters of 2008 and 2007, weighted average stock options and RSUs of approximately 0.8 million and 1.5 million, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

Note 5—Goodwill

The changes in the carrying value of goodwill for the three months ended March 31, 2008 were as follows (in thousands):

Goodwill

Balance at December 31, 2007	$106,520
Translation adjustments	2,081

Balance at March 31, 2008	$108,601

Foreign currency translation adjustments totaling $2.1 million reflect the weakening of the U.S. dollar versus European currencies during the first quarter of 2008.

Note 6—Other Intangibles

The following is a summary of other intangibles as of March 31, 2008 (in thousands):

	Average
	Amortization	Other		Other
	Period	Intangibles,	Accumulated	Intangibles,
	(Years)	Gross	Amortization	Net

Purchased technologies	4.9	$16,526	$(13,202)	$3,324
Product development costs	3.0	6,509	(2,603)	3,906

Developed technology sub-total		23,035	(15,805)	7,230

Customer relationships	5.5	22,971	(21,902)	1,069
Other intangibles	3.6	404	(312)	92

Other intangibles sub-total		23,375	(22,214)	1,161

Balance at March 31, 2008		$46,410	$(38,019)	$8,391

The following is a summary of other intangibles as of December 31, 2007 (in thousands):

	Average
	Amortization	Other		Other
	Period	Intangibles,	Accumulated	Intangibles,
	(Years)	Gross	Amortization	Net

Purchased technologies	4.9	$16,529	$(13,001)	$3,528
Product development costs	3.0	6,290	(2,081)	4,209

Developed technology sub-total		22,819	(15,082)	7,737

Customer relationships	5.5	22,673	(21,130)	1,543
Other intangibles	3.6	404	(308)	96

Other intangibles sub-total		23,077	(21,438)	1,639

Balance at December 31, 2007		$45,896	$(36,520)	$9,376

The changes in the carrying value of other intangibles during the three months ended March 31, 2008 were as follows (in thousands):

	Other		Other
	Intangibles,	Accumulated	Intangibles,
	Gross	Amortization	Net

Balance at December 31, 2007	$45,896	$(36,520)	$9,376
Additions	205	—	205
Stock-based compensation additions	15	—	15
Amortization	—	(1,209)	(1,209)
Translation adjustments	294	(290)	4

Balance at March 31, 2008	$46,410	$(38,019)	$8,391

Based on the carrying amount of intangible assets as of March 31, 2008, the estimated future amortization is as follows (in thousands):

	Nine
	Months Ended
	December 31	Years Ended December 31
	2008	2009	2010	2011	2012	Thereafter	Total
Estimated future amortization of:
Developed technology	$2,094	$2,258	$1,725	$615	$538	$—	$7,230
Other intangibles	526	478	37	31	31	58	1,161

Total	$2,620	$2,736	$1,762	$646	$569	$58	$8,391

Note 7—Balance Sheet Detail

The following is a summary of prepaid expenses and other (in thousands):

	March 31	December 31
	2008	2007

Prepaid commission	$5,496	$5,364
Prepaid contract expense	5,352	5,353
Prepaid royalty	2,900	2,624
Other	6,716	6,236

Total prepaid expenses and other	$20,464	$19,577

The following is a summary of other assets, net (in thousands):

	March 31	December 31
	2008	2007

Long-term investments, net	$500	$500
Long-term prepaid commissions	5,077	5,368
Deposits	2,999	2,628
Prepaid contract expense, long-term	2,702	1,838
Other	118	311

Total other assets, net	$11,396	$10,645

Long-term investments include an equity investment in a privately held company. This equity investment is carried at the lower of cost or fair value at March 31, 2008 and December 31, 2007. Deposits include restricted cash of $1.9 million to secure a bank letter of credit associated with the Company’s definitive lease agreement, as amended, with Toda Development, Inc. (“Toda”) for its San Francisco headquarters facility.

The following is a summary of accrued liabilities (in thousands):

	March 31	December 31
	2008	2007

Salaries and benefits payable	$11,411	$18,696
Accrued restructuring, current portion	2,020	2,531
Other	10,365	8,101

Total accrued liabilities	$23,796	$29,328

Accrued restructuring charges are discussed further in Note 9, “Restructuring Charges.” Other accrued liabilities include accruals for royalties, sales and business taxes, acquisition related costs, and other miscellaneous items.

The following is a summary of other long-term liabilities (in thousands):

	March 31	December 31
	2008	2007

Deferred rent	$8,866	$8,902
Accrued restructuring, long-term portion	1,602	1,734
Reserve for uncertain tax positions	4,789	4,746
Other	978	970

Total other long-term liabilities	$16,235	$16,352

Note 8—Comprehensive Income

The components of comprehensive income were as follows for the periods presented (in thousands):

	Three Months Ended March 31
	2008	2007

Net income	$2,635	$439
Unrealized gain on marketable securities	—	8
Foreign currency translation adjustment	2,417	449

Total comprehensive income	$5,052	$896

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

During the first quarter of 2008, Advent recorded a restructuring charge of $56,000 which related to the present value amortization of facility exit obligations. During the first quarter of March 31, 2007, Advent recorded a net restructuring charge of $562,000 due to the update of certain sub-lease assumptions for Advent’s prior San Francisco headquarters facility located at 301 Brannan Street, which the Company exited in October 2006.

The following table sets forth an analysis of the components of the payments and restructuring charges made against the accrual during the first quarter of 2008 (in thousands):

Facility Exit
Costs

Balance of restructuring accrual at December 31, 2007	$4,265
Cash payments	(699)
Restructuring charges	56

Balance of restructuring accrual at March 31, 2008	$3,622

Of the remaining restructuring accrual of $3.6 million at March 31, 2008, $2.0 million and $1.6 million are included in accrued liabilities and other long-term liabilities, respectively, on the accompanying condensed consolidated balance sheet. The remaining excess facility costs of $3.6 million are stated at estimated fair value, net of estimated sublease income of approximately $5.2 million. Advent expects to pay the remaining obligations associated with the vacated facilities no later than over the remaining lease terms, which expire on various dates through 2012.

Note 10—Commitments and Contingencies

Lease Obligations

Advent leases office space and equipment under non-cancelable operating lease agreements, which expire at various dates through December 2018. Some operating leases contain escalation provisions for adjustments in the consumer price index. Advent is responsible for maintenance, insurance, and property taxes. As of March 31, 2008, Advent’s remaining operating lease commitments through 2018 were approximately $51.1 million, net of future minimum rental receipts of $6.2 million to be received under non-cancelable sub-leases.

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

Note 11—Segment Information

Description of Segments

Advent’s organizational structure is based on a number of factors that the chief operating decision maker (“CODM”) uses to evaluate, view and run its business operations which include, but are not limited to, customer base, homogeneity of products and technology. Advent’s operating segments are based on this organizational structure and information reviewed by Advent’s CODM to evaluate the operating segment results. Advent has determined that its operations are organized into two reportable segments: Advent Investment Management and MicroEdge. Future changes to this organizational structure may result in changes to the business segments disclosed. A description of the types of products and services provided by each operating segment follows.

Advent Investment Management is the Company’s core business and derives revenues from the development, marketing and sale of software products, data, data interfaces and related maintenance and services that automate, integrate and support certain mission critical functions of investment management organizations. MicroEdge derives revenues from the sale of software and services for grant management, matching gifts and volunteer tracking for the grantmaking community.

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

Segment information for the periods presented is as follows (in thousands):

	Three Months Ended March 31
	2008	2007
Net revenues:
Advent Investment Management	$55,264	$42,555
MicroEdge	6,209	5,424

Total net revenues	$61,473	$47,979

Income (loss) from operations:
Advent Investment Management	$7,936	$2,860
MicroEdge	388	1,174
Unallocated corporate operating costs and expenses:
Stock-based employee compensation	(3,391)	(3,246)
Amortization of developed technology	(722)	(364)
Amortization of other intangibles	(487)	(474)

Total income (loss) from operations	$3,724	$(50)

Major Customers

No single customer represented 10% or more of Advent’s total net revenues in any period presented.

Note 12—Related Party Transactions

As of December 31, 2007 and March 31, 2008, Clearbridge Advisors LLC (“Clearbridge”), a Legg Mason company, owned approximately 15% of the voting stock of Advent. No revenue was recorded from sales to Clearbridge during the first quarter of 2008 or 2007 as Clearbridge is not a customer of Advent.  However, Advent recognized approximately $140,000 and $107,000 of revenue from all Legg Mason entities during the first quarter of fiscal 2008 and 2007, respectively. The Company’s accounts receivable from all Legg Mason entities were $0.5 million and zero as of March 31, 2008 and December 31, 2007, respectively.

Advent acts as trustee for the Company’s short-term disability plan—Advent Software California Voluntary Disability Plan (“VDI”). Employee withholdings were $150,000 and $95,000 during the first quarters of 2008 and 2007, respectively. Disbursements were $50,000 and $83,000 during the first quarters of 2008 and 2007, respectively. Cash held by Advent related to the VDI was $0.3 million and $0.2 million as of March 31, 2008 and December 31, 2007, respectively, and are included in “Other assets, net” on the condensed consolidated balance sheets.

On November 6, 2007, Robert A. Ettl was appointed to the Company’s Board. Mr. Ettl currently serves as managing director of Allianz Global Investors (“Allianz”). Advent recognized revenue of $0.2 million from Allianz during the first quarter of 2008. The Company’s account receivable from Allianz was $1.1 million and $77,000 as of March 31, 2008 and December 31, 2007.

Note 13—Line of Credit

On February 14, 2007, Advent and certain of its subsidiaries entered into a senior secured credit facility agreement (the “Credit Facility”) with Wells Fargo Foothill, Inc. (the “Lender”) for a term of three years. Under the Credit Facility, the Lender will provide the Company with a revolving line of credit up to an aggregate amount of $75.0 million to fund the repurchase of outstanding common stock, capital expenditures and general corporate requirements. The Company has the option of selecting an interest rate for any drawdown under the Facility equal to either: (a) the Base Rate (Wells Fargo prime rate); or (b) the then applicable LIBOR Rate plus 1.50% per annum. The loan is secured by the Company’s property and assets and is subject to a financial covenant. The financial covenant in the Facility is limited to a maximum ratio of senior debt to earnings before interest, taxes, depreciation, and amortization (EBITDA), adjusted for cost capitalizations, extraordinary gains (losses) and non-cash stock-based employee compensation. Covenant testing will commence upon either the occurrence of an event of default or when excess availability, defined as the Credit Facility line of $75.0 million less amounts drawn, plus qualified cash and cash equivalents is less than $50.0 million.

As of March 31, 2008 and December 31, 2007, the Company maintained a zero debt balance and was in compliance with all associated covenants.

Note 14—Income Taxes

As of March 31, 2008, Advent had accrued $5.8 million of unrecognized tax benefits compared to $5.9 million at December 31 2007. During the first quarter of 2008, Advent recognized a tax benefit of $0.2 million relating to accrued interest and penalties as a result of a lapse of a statute of limitations while increasing the amount of unrecognized tax benefits by $0.1 million relating to California research credits. The Company’s liabilities for unrecognized tax benefits are included in “Other long-term liabilities” on the condensed consolidated balance sheet and relate to federal research credits, California research and enterprise zone tax credits and various state net operating losses that have been recorded as deferred tax assets but have yet to be utilized.

Advent is subject to taxation in the U.S. and various states and foreign jurisdictions. Advent is not under examination in any income tax jurisdiction at the present time.  The material jurisdictions that are subject to examination by tax authorities include California for tax years after fiscal 2002 and the U.S. and New York for tax years after 2003.

Note 15—Fair Value Measurements

Effective January 1, 2008, Advent implemented SFAS No. 157, “Fair Value Measurement”, for our financial assets and liabilities that are measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, the Company has elected to defer implementation of FAS 157 as it relates to non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. Advent is evaluating the impact, if any, this Standard will have on the Company’s non-financial assets and liabilities.

The adoption of SFAS 157 to the Advent’s financial assets and liabilities and non-financial assets and liabilities that are measured and reported at fair value at least annually did not have an impact on the Company’s financial results.

SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level Input	Input Definition

Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level II	Inputs other than quoted prices included in Level I that are observable for the asset or liability through corroboration with market data at the measurement date.

Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining inputs when determining fair value.  The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities and our equity investment. The fair value of these certain financial assets was determined using the following inputs as of March 31, 2008 (in thousands):

Fair Value Measurements at Reporting Date Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Fixed income available-for-sale securities (1)	$48,283	$48,283	$—	$—

(1)      Included in cash and cash equivalents on our condensed consoldiated balance sheet

Fixed income available-for-sale securities consist of cash equivalents with remaining maturities of three months or less at the date of purchase and are composed primarily of US Government and Treasury Obligation money market mutual funds. The fair value of these securities is determined through market, observable and corroborated sources.

Non-marketable investments which totaled $0.5 million at March 31, 2008, represent the Company’s investment in a privately held company. Non-marketable investments are priced at the lower of cost or fair value due to an absence of market activity and market data, and is not reported in the table of assets measured at fair value as of March 31, 2008 above.

Note 16—Subsequent Event

On April 4, 2008, the Company received the initial deferred contingent consideration of $3.4 million as a result of the Company’s sale of its ownership in LatentZero to royalblue group plc in April 2007. For fiscal 2007 and 2008, the payment of the deferred contingent consideration by royalblue plc is dependent on the achievement of performance objectives related to revenue and operating profit. The Company will record the associated non-operating gain in its second quarter of 2008 results.

On May 7, 2008, Advent’s Board authorized the repurchase of up to 1.0 million shares of the Company’s common stock. Stock repurchases under this authorization may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including price, Advent’s cash balances, general business and market conditions, the dilutive effects of share-based incentive plans, alternative investment opportunities and working capital needs. The stock repurchase authorization does not have an expiration date and may be limited or terminated at any time without prior notice. The purchases will be funded from available working capital or available liquidity under the Credit Facility, and repurchased shares will be returned to the status of authorized but un-issued shares of common stock.

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

Overview

We offer integrated software, products and services for automating and integrating data and work flows across the investment management organization, as well as between the investment management organization and external parties. Our products are intended to increase operational efficiency, improve the accuracy of client information and reporting, and enable better decision-making. Each solution focuses on specific mission-critical functions of the front, middle and back offices of investment management organizations and is designed to meet the needs of the particular client, as determined by size, assets under management and complexity of the investment environment.

The software solutions offered through our MicroEdge segment support the grant management, matching gifts and volunteer tracking processes for the grant-making community.

Operating Overview

Financial highlights of our first quarter of 2008 include:

•                  Expanded customer relationships and acceptance of our product offerings. We experienced continued demand for both our newest and largest portfolio management and accounting platforms: Advent Portfolio Exchange (“APX”) and Geneva. We achieved a first quarter record in licenses sold for APX and Geneva. We signed 19 APX contracts, bringing the total number of licenses sold globally to 212, and we added 7 new Geneva clients which brings the total number of Geneva licenses sold to 164 as of March 31, 2008.

•                  Continued growth in term contract value. Total term contract value, including APX migrations, was $15.7 million, an increase of 41% from $11.1 million in the first quarter of 2007. With an average term of 2.8 years, these contracts will add approximately $5.5 million, up 64% over the same period last year, in annual revenue (“annual contract value”) once they are fully implemented.

•                  Increased headcount. Total company headcount at March 31, 2008 was 982 which represented an increase of 36 new employees from December 31, 2007. The majority of these new hires were in our sales and client services groups to support our new bookings.

Financial Overview

We recognized revenue of $61.5 million during the first quarter of 2008, as compared to $48.0 million in the first quarter 2007. This year-over-year increase of 28% in 2008 reflects significant growth in term licenses. Term license revenue increased 105% to $14.4 million in the first quarter of 2008 from $7.0 million in the first quarter of 2007.  Maintenance revenue was up $2.0 million or 10% year-over-year, other recurring revenue was also up $2.1 million or 20% and professional services posted strong gains of 55% to $6.7 million in the first quarter of 2008. In addition, despite our ongoing transition from a perpetual model, perpetual license fees in the first quarter of 2008 were down only $0.3 million or 5% compared to the first quarter of 2007. We have grown net revenue year-over-year for several reasons, including the following:

•                  Our product innovation helped drive acquisition of new customers and created new revenue opportunities with existing clients, resulting in incremental term license contract value and professional services billings.

•                  Our completion of term license implementations resulted in incremental term license and professional services revenues.

•                  We have a large installed base of customers who have continued to upgrade and expand their usage of our products resulting in higher maintenance and recurring revenues.

•                  Our existing term licenses provide a consistent, recurring revenue stream during the term of those licenses.

Total recurring revenues, which we define as term license, perpetual maintenance, and other recurring revenues, have increased slightly to 80% of total net revenues during the first quarter of 2008, as compared to 79% during the same period of 2007.  In addition, international revenue increased to $8.3 million or 14% of total revenue during the first quarter of 2008, compared to $5.9 million or 12% of total revenue in the first quarter of 2007.

Total expenses, including cost of revenues, were $57.7 million in the first quarter of 2008, compared with $48.0 million in the first quarter of 2007. Our expenses increased in 2008 from 2007 largely as a result of increased payroll, variable compensation and benefit expenses resulting from increases in headcount.

During the first quarter of 2008, we incurred $0.1 million of restructuring charges, compared to $0.6 million in the first quarter of 2007. In the first quarter of 2007, we incurred restructuring charges of $0.6 million to adjust our facility and exit costs related to our prior San Francisco headquarter facility.

Our income from operations in the first quarter of 2008 was $3.7 million or 6% of revenue, compared to a loss from operations of $50,000 or 0% of revenue in the first quarter of 2007.

During the first quarter of 2008, we recognized $1.3 million of income tax expense, compared to $29,000 in the first quarter of 2007.

We earned net income of $2.6 million, resulting in diluted earnings per share of $0.09 for the first quarter of 2008, compared to $0.4 million or $0.02 in the first quarter of 2007.

We generated $9.3 million in cash from operations in the first quarter of 2008, which compares to $13.8 million in the first quarter of 2007. The decrease in operating cash flows was primarily due to the payment during the first quarter of more liabilities (primarily annual bonuses and commissions) accrued from the previous year-end and less collections of accounts receivable. Our salary and benefit liabilities increased from $13.6 million at December 31, 2006 to $18.7 million at December 31, 2007, primarily due to higher variable compensation accrued for our salesforce as a result of more bookings. As a result, we paid approximately $5.1 million more during the first quarter of 2008 compared to the same period of 2007 associated with these liabilities. In addition, we experienced strong collections during the fourth quarter of 2007.  The fourth quarter experiences seasonally large billing activity and during the fourth quarter of 2007, we were able to collect more of these invoices within the same fourth quarter (DSO based on billings of 55 days). As a result, our accounts receivable collections and operating cash flows for the first quarter of 2008 reduced year-over-year (DSO based on billings of 63 days) as there were relatively fewer dollars to be collected from fourth quarter invoices during the first quarter of 2008.

Term License and Term License Deferral

We are continuing the process of converting the Company’s license revenues from a perpetual model to a predominantly term model. Under a perpetual pricing model, customers purchase a license to use our software indefinitely and generally we recognize all license revenue at the time of sale; maintenance is purchased under an annual renewable contract, and recognized ratably over the contract period. Under a term pricing model, customers purchase a license to use our software and receive maintenance for a limited period of time and we recognize all of the revenue ratably over the length of the contract. This has the effect of lowering revenues in the early stages of the transition, but increasing the total potential value of the customer relationship. Moving new customer sales in the Advent Investment Management (AIM) segment from a perpetual to a term licensing model has had the effect of lowering our reported revenue growth rates over the past three years and may, depending on our new term license bookings, continue to have an impact through 2008. However, because our products are used by customers for an average of approximately ten years, we believe this change to our business model is significant for the long-term growth and value of the business as we expect total revenues from a customer to increase over time. For example, over a ten-year period, a customer may enter into two or more contracts for the same software product and services under a term license model.

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

During the first quarter of 2008, we deferred net revenue of $1.9 million and directly-related expenses of $0.9 million associated with our term licensing model. The impact of these deferrals on our operating income was approximately $1.1 million. The $1.9 million net deferral of revenue was primarily composed of a net deferral of $1.9 million of professional services revenue since the amount of previously deferred term license revenue recognized in the first quarter of 2008 approximately equaled the amount deferred in the quarter for new projects. We continue to defer professional services as the deferral for current projects exceeded the amount recognized from completed past projects. We expect that the term license component of the deferred revenue balance will increase or decrease in the future depending on the amount of new bookings relative to the number of implementations that reach substantial completion in a particular quarter. We currently expect that the professional services component of the deferred revenue balance will continue to increase through at least 2008.

Amounts of revenue and directly-related expenses deferred as of March 31, 2008 and December 31, 2007 associated with our term licensing deferral were as follows (in millions):

	March 31	December 31
	2008	2007
Deferred revenues
Short-term	$18.0	$17.9
Long-term	5.1	3.3
Total	$23.1	$21.2

Directly-related expenses
Short-term	$5.7	$5.7
Long-term	2.2	1.3
Total	$7.9	$7.0

Deferred net revenue and directly-related expenses are classified as “Deferred revenues” (short-term and long-term), and “Prepaid expenses and other,” and “Other assets, net,” respectively, on the consolidated balance sheets.

The transition to a term model also has the effect of decreasing operating cash flows in the early stages of the transition. Under perpetual pricing, the entire license fee and the first year of maintenance is generally billed and collected at the commencement of the arrangement. Under term pricing, a typical contract term is three years. We generally bill and collect term license fee installments in advance of each annual period. The amount of the annual term billing is less than the perpetual billing, resulting in lower cash flows in the initial annual term license period. Annual term billing results in an increase in deferred revenue and an increase in operating cash flows at the commencement of each annual billing period.

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

•                  Legal contingencies; and

•                  Sales returns and accounts receivable allowances

There have been no significant changes in our critical accounting policies and estimates during the first quarter of 2008 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements

No recent accounting pronouncements have been issued which would currently have a material effect on our condensed consolidated financial position, results of operations, or cash flows.

Recent Developments

On April 4, 2008, we received the initial deferred contingent consideration of $3.4 million as a result of the sale of ownership in LatentZero to royalblue group plc in April 2007. We will record the associated non-operating gain in our second quarter of 2008 results.

On May 7, 2008, our Board authorized the repurchase of up to 1.0 million shares of the Company’s common stock.

See Note 16, “Subsequent Events”, to the condensed consolidated financial statements for further information.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

The following table sets forth, for the periods indicated, certain financial information as a percentage of total net revenues. The financial information and the ensuing discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto:

	Three Months Ended March 31
	2008	2007
Net revenues:
Term license, maintenance and other recurring	80%	79%
Perpetual license fees	9	12
Professional services and other	11	9

Total net revenues	100	100

Cost of revenues:
Term license, maintenance and other recurring	18	19
Perpetual license fees	1	0
Professional services and other	13	12
Amortization of developed technology	1	1

Total cost of revenues	32	32

Gross margin	68	68

Operating expenses:
Sales and marketing	25	27
Product development	21	21
General and administrative	15	18
Amortization of other intangibles	1	1
Restructuring charges	0	1

Total operating expenses	62	68

Income (loss) from operations	6	(0)
Interest and other income (expense), net	0	1

Income before income taxes	6	1
Provision from income taxes	2	0

Net income	4%	1%

NET REVENUES

	Three Months Ended March 31
	2008	2007	Change
Total net revenues (in thousands)	$61,473	$47,979	$13,494

Our net revenues are made up of three components: term license, maintenance and other recurring revenue; perpetual license fees; and professional services and other revenue. Term license fees include both the software license fees and maintenance fees recorded under a time based contract. Maintenance revenues are derived from maintenance fees charged for perpetual license arrangements and recurring revenues are derived from our subscription-based or transaction-based services. Perpetual license revenues are derived from the licensing of software products under a perpetual arrangement. Professional services and other revenues include fees for consulting, training services, and services and our client conferences. Sales returns, which we generally do not provide to customers, are accounted for as deductions to these three revenue categories based on our historical experience.

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

Net revenues increased in the first quarter of 2008 due to growing information technology spending by our customers, as well as a general increase in customer adoption for many of our products and services, including principally substantial increases in sales of our APX and Geneva products. During the first quarter of 2008, we sold 19 APX licenses and added 7 new Geneva clients. The year-over-year growth in net revenues included increases in term license, maintenance and recurring revenues, as well as a 42% increase in revenue from international sales.

International sales, which are based on the location to which the product is shipped, contributed to our growth in 2008 and were $8.3 million and $5.9 million in the first quarter of 2008 and 2007, respectively. We plan to continue expanding our international growth, both in our current markets and elsewhere, and we expect revenue growth in EMEA in 2008 to be consistent with our overall revenue growth. The revenues from customers in any single international country did not exceed 10% of total net revenues.

We expect total net revenues for the second quarter of 2008 to be between $61 million and $63 million.

Term License, Maintenance and Other Recurring Revenues

(in thousands, except percent of	Three Months Ended March 31
total net revenues)	2008	2007	Change

Term license revenues	$14,372	$7,012	$7,360
Maintenance revenues	22,499	20,504	1,995
Other recurring revenues	12,268	10,208	2,060
Total term license, maintenance and other recurring revenues	$49,139	$37,724	$11,415

Percent of total net revenues	80%	79%

Term license revenues, which includes software license and maintenance fees for term licenses, grew $7.4 million or 105% during the first quarter of 2008 compared to the same quarter in 2007, and represented 29% of total term license, maintenance and other recurring revenues as compared to 19% in the first quarter of 2007. We began our transition to a term licensing model in 2004 and have experienced growth in our term bookings since that time. The growth of term license revenues in the first quarter of 2008 has primarily resulted from term license which have been implemented since the first quarter of 2007.  For example, we signed term contracts, including APX product migrations, worth $91.1 million during 2007. With an average weighted term of 3.3 years, the contracts signed in 2007 will add approximately $27.6 million in annual revenue once they are fully implemented.  The increase in term revenues also reflected the continued market acceptance of our Geneva, APX, Partner and Moxy products.

Maintenance revenues increased by $2.0 million or 10% during the first quarter of 2008 compared to the same quarter of 2007. This increase was attributable to the impact of price increases on annual perpetual maintenance renewals purchased by our installed customer base, up-selling to higher value maintenance plans and, to a lesser extent, an increase in new perpetual maintenance support contracts, partially offset by attrition from within our existing installed customer base. Effective with the third quarter of 2007, we disclose a blended renewal rate that includes both perpetual maintenance and term contracts but excludes the Axys clients that are migrating to APX from the calculation. We disclose our renewal rate one quarter in arrears in order to include substantially all payments received against the invoices for that quarter. Our renewal rate was 91% for the fourth quarter of 2007, which was consistent with the rate of 91% for the third quarter of 2007, and has been in the range of 90% to 94% over the past six quarters.

Other recurring revenues increased $2.1 million or 20% during the first quarter of 2008, as a result of growth in the amount of revenue we receive from transaction charges generated by a partner using our software, as well as growth in our subscription, data management and outsourced services including Advent Back Office Service (ABOS) and Advent Custodial Data (ACD).

We expect that term license, maintenance and other recurring revenues will increase in the second quarter of 2008 compared to the first quarter. We anticipate additional term license revenue as previously sold term contracts become fully implemented. We also anticipate higher maintenance revenue resulting from expected ongoing price increases and from additional contracts in our MicroEdge subsidiary, which continues to sell a majority of its products under a perpetual license model.

Perpetual License Fees

	Three Months Ended March 31
	2008	2007	Change
Perpetual license fees (in thousands)	$5,625	$5,927	$(302)
Percent of total net revenues	9%	12%

Perpetual license fees decreased 5% in the first quarter of 2008 compared to 2007. As a percentage of total net revenues, perpetual license fees decreased to 9% in the first quarter of 2008 from 12% in the same period of 2007. Consistent with our transition to term licensing, perpetual license fees continue to account for a smaller percentage of total net revenues. Offsetting the reduction in perpetual license fees, incremental AUA fees from perpetual licenses included in the “Perpetual license fees” caption were $2.0 million and $1.8 million in the first quarters of 2008 and 2007, respectively.

Professional Services and Other Revenues

	Three Months Ended March 31
	2008	2007	Change
Professional services and other revenues (in thousands)	$6,709	$4,328	$2,381
Percent of total net revenues	11%	9%

Professional services and other revenues primarily include consulting, project management, custom integration, and training. Professional services projects related to Axys, Moxy and Partner products generally can be completed in a two- to six-month time period, while services related to Geneva and APX products may require a four- to nine-month implementation period.

Professional services and other revenues were $6.7 million, an increase of $2.4 million or 55% over the first quarter of 2007. The increase reflects growth in our consulting, project management, data conversion and custom reporting revenues associated with implementations of our Advent Office and Geneva products.

We continue to defer professional services revenue for services performed on term license implementations. When services are performed with term license implementations, service revenue is deferred until the implementation is complete. Then services revenues are recognized over the remaining license term. We have experienced an increase in implementation services after the launch of our APX product and the sales success of our Geneva product, which are both sold under a term license model. We deferred net professional services revenue of $1.9 million in the first quarters of 2008 and 2007, respectively.

Revenues by Segment

	Three Months Ended March 31
(in thousands)	2008	2007	Change

Advent Investment Management	$55,264	$42,555	$12,709
MicroEdge	6,209	5,424	785

Total net revenues	$61,473	$47,979	$13,494

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

The 30% increase in AIM’s revenue during the first quarter of 2008 primarily reflected the continued market acceptance of Axys, APX, Moxy, Partner and Geneva products as well as increased international sales. AIM’s revenue increases in the first quarter of 2008 also reflected an increase in new perpetual maintenance support contracts as a result of new perpetual license deals, up-selling existing customers to higher value maintenance plans and price increases for maintenance contracts from our installed customer base, partially offset by attrition from within our existing installed customer base. International sales were $8.3 million in the first quarter of 2008, an increase of $2.5 million or 42%, and they represented 14% of total revenues compared to 12% in the first quarter of 2007.

The 14% increase in MicroEdge revenues in the first quarter of 2008 primarily reflected an increase in perpetual license sales in MicroEdge’s core product Gifts and to a lesser extent maintenance revenues due to price increases and continued strong customer retention. The technology spending patterns of organizations in MicroEdge’s primary markets (independent foundations, community foundations and corporations) are directly affected by economic fluctuations as foundation budgets are largely driven by endowment income. Given that endowments often contain market-exposed components, they are significantly affected by the economy and foundation spending typically decreases in an economic downturn. Community foundations are subject to similar influences, compounded by the fact that in many cases much of their ongoing funding and endowment comes from active donors who may increase or reduce their giving depending on the economic climate and the related effect on their income and wealth. Corporations typically fund charitable activities from operating budgets, and the allocation to charitable donations and supporting company charitable operations is often closely tied to a company’s performance. Thus, corporate philanthropy and spending on related technology are correlated with company and overall economic performance.

COST OF REVENUES

	Three Months Ended March 31
	2008	2007	Change
Total cost of revenues (in thousands)	$19,699	$15,464	$4,235
Percent of total net revenues	32%	32%

Our cost of revenues is made up of four components: cost of term license, maintenance and other recurring; cost of perpetual license fees; cost of professional services and other; and amortization of developed technology. The increase in total cost of revenues in absolute dollars was due to new hires in our client support and services groups to support our new bookings. We believe this investment will continue to improve the services we provide to our clients in their day-to-day use of our software and build a scalable organization to support our largest and most complex customers.

Cost of Term License, Maintenance and Other Recurring

	Three Months Ended March 31
	2008	2007	Change
Cost of term license, maintenance and other recurring (in thousands)	$10,934	$9,032	$1,902
Percent of total term license, maintenance and recurring revenue	22%	24%

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

Cost of term license, maintenance and other recurring fluctuated due to the following (in thousands):

Change From
2007 to 2008
QTD
Increased payroll and related	$1,166
Increased depreciation	147
Increased allocation of corporate expenses	134
Increased outside services	125
Increased recruiting	95
Various other items	235

Total change	$1,902

The increases for the first quarter of 2008 were due primarily to an increase in compensation and related costs resulting from increases in salary costs and headcount which enables us to deliver the services we provide to our growing number of clients in their day-to-day use of our software.

We expect cost of term license, maintenance and other recurring revenue in the second quarter of 2008 to increase slightly in dollar amount, while remaining flat as a percentage of revenue, as compared to the first quarter due to higher payroll expenses from annual merit increases and the continued hiring of personnel to provide technical support to our growing installed base of customers.

Cost of Perpetual License Fees

	Three Months Ended March 31
	2008	2007	Change
Cost of perpetual license fees (in thousands)	$317	$195	$122
Percent of total perpetual license revenues	6%	3%

Cost of perpetual license fees consists primarily of royalties and other fees paid to third parties, the fixed direct labor involved in producing and distributing our software, and cost of product media including duplication, manuals and packaging materials. The cost of perpetual license fees has increased by $0.1 million compared with the same period in 2007 primarily due to additional royalty expense.

Cost of Professional Services and Other

	Three Months Ended March 31
	2008	2007	Change
Cost of professional services and other (in thousands)	$7,726	$5,873	$1,853
Percent of total professional services and other revenues	115%	136%

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

Cost of professional services and other fluctuated due to the following (in thousands):

Change From
2007 to 2008
QTD
Increased payroll and related	$1,722
Increased outside services	197
Increased travel and entertainment	148
Decreased recruiting	(227)
Various other items	13

Total change	$1,853

The increase in the first quarter of 2008 reflects increases in payroll related expenses, and to a lesser extent outside services and travel expenses, to address the general increase in demand for consulting and training services as a result of higher license sales. As a result of the increase in our license transactions and customer base in 2007, we have increased headcount in our client services and consulting groups to 137 at March 31, 2008 from 119 at March 31, 2007.

We have experienced an increase in implementation services with the launch of our APX product and sales of our Geneva product, which are both sold under the term license model. As there were more term license implementation projects, primarily Geneva-related, in progress as of March 31, 2008 compared to March 31, 2007, we have experienced an increase in the deferral of professional service costs. We deferred net professional service costs of $0.8 million during the three months ended March 31, 2008, compared to $0.7 million in the comparable period of 2007.

Professional services’ gross margins for the first quarter of 2008 continue to be negative as a result of the significant deferral of professional services revenues and costs associated with our term license implementation. We defer only the direct costs associated with services performed on these arrangements. Indirect costs such as management and other overhead expenses are recognized in the period in which they are incurred, with no revenue to offset them. In addition, we have added headcount in our consulting group. Since these new employees undergo a training period, typically of six months, before becoming fully billable, their associated costs have a near-term negative impact on gross margins.

We expect cost of professional services and other in the second quarter of 2008 to increase in dollar amount, while remaining flat as a percentage of revenue, as compared to the first quarter due to higher payroll expenses from annual merit increases and the continued hiring of consultants to support product implementations.

Amortization of Developed Technology

	Three Months Ended March 31
	2008	2007	Change
Amortization of developed techology (in thousands)	$722	$364	$358
Percent of total net revenues	1%	1%

Amortization of developed technology represents amortization of acquisition-related intangible assets and capitalized software development costs.  The increase in amortization of developed technology reflected increased amortization from software development costs capitalized under SFAS 86 and amortization from technology-related intangible assets associated with Vivid Orange Limited which we acquired in November 2007.

OPERATING EXPENSES

Sales and Marketing

	Three Months Ended March 31
	2008	2007	Change
Sales and marketing (in thousands)	$15,390	$12,889	$2,501
Percent of total net revenues	25%	27%

Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars.

Sales and marketing expenses fluctuated due to the following (in thousands):

Change From
2007 to 2008
QTD
Increased payroll and related	$1,350
Increased travel and entertainment	579
Increased marketing	205
Increased bad debt	116
Various other items	251

Total change	$2,501

The increase in expense in absolute dollars in the first quarter of 2008 reflected the growth of our business, while the decrease of expense as a percentage of revenue during 2008 reflected our achievement of improved efficiency. The increase in payroll and related expense was due to an increase in headcount to 185 at March 31, 2008 from 169 at March 31, 2007. The increase in travel and entertainment costs resulted from the higher headcount, price increases in travel and additional costs from our sales group’s offsite meetings and annual sales recognition event in the first quarter of 2008.

We expect sales and marketing expenses to be up slightly in the second quarter of 2008 relative to the first quarter due to increased marketing spending, and payroll costs from additional headcount and annual merit increases.

Product Development

	Three Months Ended March 31
	2008	2007	Change

Product development (in thousands)	$12,890	$9,856	$3,034
Percent of total net revenues	21%	21%

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

Product development expenses fluctuated due to the following (in thousands):

Change From
2007 to 2008
QTD
Increased payroll and related	$1,808
Increased outside services	937
Increased travel and entertainment	115
Various other items	174

Total change	$3,034

The increase in product development expense during the first quarter of 2008 was primarily due to increases in payroll related costs as a result of an increase in headcount and utilization of outside services to help us strengthen our existing product suite including new versions of Geneva, APX, Moxy, Advent Partner and Advent Revenue Center. We continued to invest 21% of our revenues in product development during the first quarter of 2008.

General and Administrative

	Three Months Ended March 31
	2008	2007	Change
General and administrative (in thousands)	$9,227	$8,784	$443
Percent of total net revenues	15%	18%

General and administrative expenses consist primarily of personnel costs for information technology, finance, administration, operations and general management, as well as legal and accounting expenses.

General and administrative expenses fluctuated due to the following (in thousands):

Change From
2007 to 2008
QTD
Increased payroll and related	$536
Increased facilities	480
Decreased computer and telecom	(284)
Decreased legal and professional	(154)
Various other items	(135)

Total change	$443

The increase in expenses in the first quarter of 2008 is primarily due to the increases in payroll and other related costs as a result of an increase in headcount and due to an increase in facility expense as we have leased additional facility space of 50,000 square feet at our current San Francisco headquarters as compared to the first quarter of 2007. These costs increases were partially offset by lower computer and telecommunications as a result of less expense from laptop purchases during 2008. Additionally, legal and professional fees were lower due to decreased services provided by Sarbanes-Oxley compliance consultants, and external legal and accounting firms. As a percentage of revenue, the three-point decrease in general and administrative expense to 15% during the first quarter of 2008 from 18% during the comparable quarter of 2007 reflects our achievement of improved efficiency.

Amortization of Other Intangibles

	Three Months Ended March 31
	2008	2007	Change
Amortization of other intangibles (in thousands)	$487	$474	$13
Percent of total net revenues	1%	1%

Amortization of other intangibles represents amortization of non-technology related intangible assets. The slight increase during 2008 resulted from additional amortization from non-technology related intangible assets associated with Vivid Orange Limited which we acquired in November 2007, partially offset by assets from prior acquisitions becoming fully amortized during 2007.

Restructuring Charges

	Three Months Ended March 31
	2008	2007	Change

Restructuring charges (in thousands)	$56	$562	$(506)
Percent of total net revenues	0%	1%

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

During the first quarter of 2008, we recorded a restructuring charge of $56,000 which related to the present value amortization of facility exit obligations. During the first quarter of 2007, we recorded a restructuring charge of $562,000 due to the update of certain sub-lease assumptions for our prior San Francisco headquarters facility located at 301 Brannan Street, which the Company exited in October 2006.

For additional analysis of the components of the payments and charges made against the restructuring accrual during the first quarter of 2008, see Note 9, “Restructuring Charges” to our condensed consolidated financial statements.

Operating Income (Loss) by Segment

	Three Months Ended March 31
(in thousands)	2008	2007	Change

Advent Investment Management	$7,936	$2,860	$5,076
MicroEdge	388	1,174	(786)
Unallocated corporate operating costs and expenses
Stock-based employee compensation	(3,391)	(3,246)	(145)
Amortization of developed technology	(722)	(364)	(358)
Amortization of other intangibles	(487)	(474)	(13)

Total income (loss) from operations	$3,724	$(50)	$3,774

Operating income for the AIM segment increased by approximately $5.1 million in the first quarter of 2008 compared with the first quarter of 2007 primarily as a result of an increase in AIM revenue of $12.7 million or 30%.  This increase in AIM’s revenue was partially offset by increased expenses of $7.6 million or 19% primarily due to payroll and other related costs from higher headcount of 870 employees at March 31, 2008 from 753 at March 31, 2007, as the AIM segment has added personnel primarily in the client support, product development, professional services and sales and marketing groups.

MicroEdge’s operating income decreased by $786,000 from the first quarter of 2007 due to an increase in total costs of $1.6 million. This increase primarily resulted from higher payroll and related costs as MicroEdge added more headcount from the acquisition of Vivid Orange Limited in December 2007 and used contractors to support its offering of the SmartChange product. The increase in MicroEdge’s costs was partially offset by revenue growth of $0.8 million in the first quarter of 2008.

Interest and Other Income (Expense), Net

	Three Months Ended March 31
	2008	2007	Change
Interest and other income (expense), net (in thousands)	$227	$518	$(291)
Percent of total net revenues	0%	1%

Interest and other income (expense), net consists of interest expense and income, realized gains and losses on investments and foreign currency gains and losses.

Interest and other income (expense), net fluctuated due to the following (in thousands):

Change From
2007 to 2008
QTD
Decrease in interest income	$(197)
Increase in interest expense	(66)
Various other items	(28)

Total change	$(291)

The decrease in interest income was due to lower average interest rates during the first quarter of 2008, while the increase in interest expense resulted from a full quarter of fees incurred associated with our credit facility agreement executed in February 2007.

In April 2008, we received the initial deferred contingent consideration of $3.4 million as a result of the Company’s sale of its ownership in LatentZero to royalblue group plc in April 2007. We will record the associated non-operating gain of $3.4 million in our second quarter of 2008 results.

Provision for Income Taxes

	Three Months Ended March 31
	2008	2007	Change
Provision for income taxes (in thousands)	$1,316	$29	$1,287
Effective tax rate	33%	6%

During the first quarter of 2008, we recorded a provision of $1.3 million resulting in a 33% effective tax rate for the first quarter of 2008.  During the first quarter of 2007, we recorded a provision of $29,000 reflecting a 6% effective tax rate. The increase in effective tax rate over the prior year period primarily reflects the differing percentage impact of each quarter’s discrete tax benefits in relation to the quarter’s pre-tax income.

We currently expect an annual effective tax rate for 2008 between 30% and 35%. Our expectation is based on a projected fiscal 2008 effective tax rate of 44%, adjusted for discrete tax benefits for tax deductions due to disqualifying dispositions of incentive stock options and employee stock purchase plan shares.

LIQUIDITY AND CAPITAL RESOURCES

Our aggregate cash and cash equivalents were $58.0 million at March 31, 2008, compared with $49.6 million at December 31, 2007. Cash equivalents are comprised of highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase.

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Three Months Ended March 31
	2008	2007

Net cash provided by operating activities	$9,264	$13,797
Net cash provided by (used in) investing activities	$(2,949)	$21,279
Net cash provided by (used in) financing activities	$1,787	$(22,314)

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

Our cash provided by operating activities of $9.3 million during the three months ended March 31, 2008 was primarily the result of our net income and non-cash charges including stock-based compensation and depreciation and amortization during the quarter. Cash flows resulting from changes in assets and liabilities included decreases in accounts receivable and increases in deferred revenue. The decrease in accounts receivable primarily reflected collections during the quarter. Days’ sales outstanding based on billings were 63 days during the first quarter of 2008, compared to 55 days in the fourth quarter of 2007 and 59 days in the first quarter of 2007. The increase in deferred revenue primarily reflected our continued transition to the term license model. Under the term model, we generally bill and collect for a term agreement in equal installments in advance of each annual period. These amounts are deferred at billing and recognized over the annual term period. This has the effect of increasing deferred revenue when compared to a perpetual license model where no license revenue is deferred. See further discussion of the effects of our transition to a term model in the “Overview” section. Other changes in assets and liabilities included an increase in our prepaid and other assets and decreases in accrued liabilities. The decrease in accrued liabilities reflected cash payments of fiscal 2007 liabilities including year-end payables and bonuses, commissions and payroll taxes.

Our cash provided by operating activities of $13.8 million during the three months ended March 31, 2007 was primarily the result of our net income and non-cash charges including stock-based compensation and depreciation and amortization during the quarter. Cash flows resulting from changes in assets and liabilities included decreases in accounts receivable and increases in deferred revenue. The decrease in accounts receivable primarily reflected improved collections during the quarter. Days’ sales outstanding based on billings decreased to 59 days during the first quarter of 2007 from 61 days in the fourth quarter of 2006. The increase in deferred revenue primarily reflected our continued transition to the term license model. Other changes in assets and liabilities included an increase in our prepaid and other assets and decreases in accounts payable and accrued liabilities. The decreases in accounts payable and accrued liabilities reflected cash payments of fiscal 2006 liabilities including year-end payables and bonuses, commissions and payroll taxes.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, the amount of revenue deferred resulting from our shift to a term license model, collection of accounts receivable, and timing of payments.

Cash Flows from Investing Activities

Net cash used in investing activities of $2.9 million for the first quarter of 2008 reflects capital expenditures of $2.5 million primarily related to the build-out of additional space at our San Francisco headquarters facility, capitalized software development costs of $0.2 million and change in restricted cash of $0.2 million.

Net cash provided by investing activities of $21.3 million for the first quarter of 2007 is primarily from the sale of short term investments of $24.9 million, partially offset by capital expenditures of $2.6 million and an installment payment totaling $1.0 million related to the acquisition of East Circle Solutions, Inc.

In April 2008, we received the initial deferred contingent consideration of $3.4 million as a result of the sale of our ownership in LatentZero to royalblue group plc in April 2007. This cash inflow will be reflected in our cash from investing activities for the second quarter of 2008.

Cash Flows from Financing Activities

Net cash provided by financing activities for the first quarter of 2008 reflected proceeds of $1.8 million received from the exercise of employee stock options, net of taxes paid associated with the exercise of stock-settled stock appreciation rights and vesting of restricted stock units. Net cash used in financing activities for the first quarter of 2007 of $22.3 million reflected the repurchase of 0.8 million shares of our common stock for $30.1 million, partially offset by proceeds received from the exercise of stock options of $7.8 million.

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

At March 31, 2008, we had negative working capital of $(14.0) million, compared to negative working capital of $(23.2) million at December 31, 2007. Our negative working capital is primarily due to our recent common stock repurchases, totaling $91.2 million and $148.6 million during fiscal 2007 and 2006, respectively, and to a lesser extent deferred revenue growth as we continue to transition the substantial majority of our license agreements to term. Excluding deferred revenues and deferred taxes, we had working capital of $92.2 million at March 31, 2008, compared to $81.9 million at December 31, 2007.

In February 2007, Advent Software, Inc. and certain of our domestic subsidiaries entered into a senior secured credit facility agreement (the “Credit Facility”) with Wells Fargo Foothill, Inc. (the “Lender”). Under the Credit Facility, the Lender will provide the Company with a revolving line of credit up to an aggregate amount of $75 million, subject to a borrowing base formula, to provide backup liquidity for general corporate purposes, including stock repurchases, or investment opportunities for a period of three years. As of March 31, 2008 and December 31, 2007, the Company maintained a zero debt balance and was in compliance with all associated covenants.

On May 7, 2008, our Board authorized the repurchase of up to 1.0 million shares of the Company’s common stock. The purchases will be funded from available working capital or available liquidity under our Credit Facility, and repurchased shares will be returned to the status of authorized but un-issued shares of common stock. See Note 16, “Subsequent Events”, to the condensed consolidated financial statements for further information.

We expect that for the next year, our operating expenses will continue to constitute a significant use of cash flow. In addition, we may use cash to fund acquisitions, repurchase common stock, or invest in other businesses, when opportunities arise. Based upon the predominance of our revenues from recurring sources, bookings performance and current expectations, we believe that our cash and cash equivalents, cash generated from operations and availability under our Credit Facility will be sufficient to satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases and financing activities for the next year. However, if we identify an investment or stock repurchase opportunity that exceeds our current expectation, we may choose to seek additional capital resources.

Off-Balance Sheet Arrangements and Contractual Obligations

We currently have no significant capital commitments other than commitments under our operating leases, which decreased from $52.7 million at December 31, 2007 to $51.1 million at March 31, 2008.

The following table summarizes our contractual cash obligations as of March 31, 2008 (in thousands):

	Nine
	Months Ended
	December 31	Years Ended December 31
	2008	2009	2010	2011	2012	Thereafter	Total
Operating lease obligations, net of sub-lease income	$6,008	$6,284	$5,840	$5,450	$4,978	$22,536	$51,096

At March 31, 2008 and December 31, 2007, we had a gross liability of $5.8 million and $5.9 million for uncertain tax positions associated with the adoption of FIN 48. Since almost all of this liability relates to reserves against deferred tax assets that we do not expect to utilize in the short term, we cannot estimate the timing of potential future cash settlements and have not included any estimates in the table of contractual cash obligations above. Additionally, our cash payments for income taxes will continue to be nominal over the next few years as we have significant net operating losses, capital losses and tax credit carryforwards to utilize.

At March 31, 2008 and December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Historically, much of our revenues and capital spending was transacted in U.S. dollars. However, since the acquisitions of Advent Denmark, Advent Norway, Advent Sweden, Advent Netherlands, Vivid Orange Ltd. and Advent Europe’s remaining distributors in the United Kingdom and Switzerland, whose service and certain license revenues and capital spending, are transacted in local country currencies, we have greater exposure to foreign currency fluctuations. Additionally as of March 31, 2008, $49.4 million of goodwill and $3.1 million of other intangibles from the acquisition of these entities are denominated in foreign currency. Therefore a hypothetical change of 10% could increase or decrease our assets and equity by approximately $5 million. We do not believe that a hypothetical 10% change in foreign currency exchange rates would have a material adverse effect on our condensed consolidated results of operations or cash flows.

Our interest rate risk related primarily to our investment portfolio which consisted of $37.3 million in cash equivalents as of December 31, 2007 and $48.3 million in cash equivalents as of March 31, 2008. These cash equivalent securities were comprised of US government debt securities which would not be materially affected by an immediate sharp increase or decrease in interest rates. As of March 31, 2008 and December 31, 2007, Advent did not hold any auction rate securities and does not plan to hold them in the near future.

Effective February 2007, we also have interest rate risk relating to debt under our line of credit facility which is indexed to LIBOR or a Wells Fargo prime rate. However, as of March 31, 2008, we essentially have no exposure for market risk for changes in interest rates associated with our Facility, as we have a zero balance of debt.

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

Our investments in privately held companies are assessed for impairment when a review of the investee’s operations indicates that a decline in value of the investment is other than temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. Impaired investments in privately held companies are written down to estimated fair value. We estimate fair value using a variety of valuation methodologies. Such methodologies include comparing the private company with publicly traded companies in similar lines of business, applying revenue and price/earnings multiples to estimated future operating results for the private company and estimating discounted cash flows for that company. We could lose our entire investment in these companies. At March 31, 2008 and December 31, 2007, our net investments in privately-held companies totaled $0.5 million.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(f) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective as of March 31, 2008 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to Advent’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting which were identified in connection with the evaluation required by Rule 13a-15(e) of the Exchange Act that occurred during the first quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, Advent’s internal control over financial reporting.

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

Our Sales Cycle is Long and We Have Limited Ability to Forecast the Timing and Amount of Specific Sales and the Timing of Specific Implementations

The purchase of our software products often requires prospective customers to provide significant executive-level sponsorship and to make major systems architecture decisions. As a result, we must generally engage in relatively lengthy sales and contracting efforts. Sales transactions may therefore be delayed during the customer decision process because we must provide a significant level of education to prospective customers regarding the use and benefit of our products. The outlook for 2008 is subject to uncertainties in the financial markets and customers are cautious about capital and information technology expenditures. As a result, the sales cycle associated with the purchase of our solutions is typically between two and twelve months depending upon the size of the client, and is subject to a number of significant risks over which we have little or no control, including broader financial market volatility, customers’ budgeting constraints, internal selection procedures, and changes in customer personnel, among others.

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

Uncertain Economic and Financial Market Conditions May Continue to Affect Our Revenues

We believe that the market for large investment management software systems may be affected by a number of factors, including reductions in capital expenditures by large customers and poor performance of major financial markets. The target clients for our products include a range of financial services organizations that manage investment portfolios. In addition, in our MicroEdge business segment, we target corporations, public funds, universities and non-profit organizations, which also manage investment portfolios and have many of the same needs. The success of many of our clients is intrinsically linked to the health of the financial markets. We believe that demand for our solutions has been, and could continue to be, disproportionately affected by fluctuations, disruptions, instability or downturns in the economy and financial services industry which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products. For example, beginning in the second half of 2007, difficulties in the mortgage and broader credit markets in the United States and elsewhere resulted in a relatively sudden and substantial decrease in the availability of credit and a corresponding increase in funding costs. The current volatility and uncertainty in the financial markets generally has also caused large losses and layoffs announced by financial institutions and could result in reduced expenditures for software and related services. Additionally, an economic downturn would also cause a decline in our clients’ assets under management which would in turn cause our revenues to decrease since pricing is based on assets under management. Furthermore, competitors may respond to market conditions by lowering prices and attempting to lure away our customers and prospects to lower cost solutions.  In addition, a slowdown in the formation of new investment firms, especially hedge funds, or a decline in the growth of assets under management would cause a decline in demand for our solutions. Also, consolidation of financial services firms can result in reduced technology expenditures or acquired customers using the acquirer’s own proprietary software and services solutions or the solutions of another vendor.  In some circumstances where both acquisition parties are customers of Advent, the combined entity may require fewer Advent products and services than each individually licensed, thus reducing our revenue.

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

During the third quarter of 2007, we commenced renewing term contracts signed in the third quarter of 2004.  These are the first three-year term contracts to be renewed by Advent since our transition to a term pricing model began. Our customers have no obligation to renew their term contracts and given the small number of contracts renewed in the second half of 2007, we cannot yet conclude whether customers will renew in a manner consistent with our perpetual maintenance customers.  Additionally, we cannot predict whether the renewals will be less advantageous to us than the original term contract. For example, the renewal periods for our term contracts are typically shorter than our original term contract and customers may request a reduction in the number of users or products licensed, resulting in a lower annual term license fee.  Further, customers may elect to not renew their term license contracts at all. Additionally, we may incur significantly more costs in securing our term license contract renewals than we incur for our perpetual maintenance renewals. If our term contract customers renew under terms less favorable to us or choose not to renew their contracts, or if it costs significantly more to secure a renewal for us, our operating results may be harmed.

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

We Must Continue to Introduce New Products and Product Enhancements

The market for our products is characterized by rapid technological change, changes in customer demands, evolving industry standards and new regulatory requirements. New products based on new technologies or new industry standards can render existing products obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop new products or product enhancements that address the future needs of our target markets and respond to their changing standards and practices. For example, in 2007, we released more new products and product upgrades than any other year in our history, but it is too early to know whether these products will meet anticipated sales or that they will be broadly accepted in the market or that we will continue to introduce more products. Additionally, in 2008, we plan to release product upgrades for Geneva, APX, Moxy, Advent Partner and Advent Revenue Center.

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

•                  Adverse changes in foreign currency exchange rates; and

•                  Political and economic instability.

The revenues, expenses, assets and liabilities of our international subsidiaries are primarily denominated in local foreign currencies. We have not historically undertaken foreign exchange hedging transactions to cover potential foreign currency exposure. Future fluctuations in currency exchange rates may adversely affect revenues and accounts receivable from international sales and the US dollar value of our foreign subsidiaries’ revenues, expenses, assets and liabilities. Our international service revenues and certain license revenues from our European subsidiaries are generally denominated in local foreign currencies.

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

If Our Relationship with Financial Times/Interactive Data Is Terminated, Our Business May Be Harmed

Many of our clients use our proprietary interface to electronically retrieve pricing and other data from Financial Times/Interactive Data (“FTID”). FTID pays us a commission based on their revenues from providing this data to our clients. Our software products have been customized to be compatible with their system and this software would need to be redesigned if their services were unavailable for any reason. Termination of our current agreement with FTID would require at least one year’s notice by either us or them, or 90 days in the case of material breach. Our operating results would be adversely impacted if our relationship with FTID was terminated or their services were unavailable to our clients for any reason.

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

If We Infringe the Intellectual Property Rights of Others, We May Incur Additional Costs or Be Prevented from Selling Our Products and Services

We cannot be certain that our products or services do not infringe the intellectual property rights of others. As a result, we may be subject to litigation and claims, including claims of misappropriation of trade secrets or infringement of patents, copyrights and other intellectual property rights of third parties that would be time-consuming and costly to resolve and may lead to unfavorable judgments or settlements. If we discovered that our products or services violated the intellectual property rights of third parties, we may have to make substantial changes to our products or services or obtain licenses from such third parties. We might not be able to obtain such licenses on favorable terms or at all, and we may be unable to change our products successfully or in a timely or cost-effective manner. Failure to resolve an infringement matter successfully or in a timely manner would damage our reputation and force us to incur significant costs, including payment of damages, redevelopment costs, diversion of management’s attention and satisfaction of indemnification obligations that we have with our clients, as well as prevent us from selling certain products or services.

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

Two of Our Principal Stockholders Have an Influence Over our Business Affairs and May Make Business Decisions with Which You Disagree and Which May Adversely Affect the Value of Your Investment

Our Chief Executive Officer and the Chairman of our board of directors beneficially own or control, indirectly or directly, a substantial number of shares of our common stock (approximately 38% as of March 14, 2008). As a result, if these persons act together, they will have the ability to exert significant influence on matters submitted to our stockholders for approval, such as the election or removal of directors, amendments to our certificate of incorporation or the approval of a business combination. These actions may be taken even if they are opposed by other stockholders or it may be difficult to approve these actions without their consent. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

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

Additionally, in December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations”. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing generally accepted accounting principles (GAAP) until January 1, 2009. The Company expects SFAS 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.

Security Risks May Harm Our Business

Maintaining the security of computers, computer networks, hosted solutions and the transmission of confidential information over public networks is essential to commerce and communications, particularly in the market in which Advent operates. Efforts of others to seek unauthorized access to Advent’s or its clients’ computers and networks or introduce viruses, worms and other malicious software programs that disable or impair computers into our systems or those of our customers or other third parties, could disrupt or make our systems inaccessible or allow access to proprietary information and data of Advent or its clients.  Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments, also could result in compromises or breaches of our security systems. Our security measures may be inadequate to prevent security breaches, exposing us to a risk of data loss, financial loss, harm to reputation, business interruption, litigation and other possible liabilities, as well as possibly requiring us to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by such breaches.

Potential Changes in Securities Laws and Regulation Governing the Investment Industry’s Use of Soft Dollars May Reduce Our Revenues

As of December 31, 2007, approximately 360 or 8% of our clients utilized trading commissions (“soft dollar arrangements”) to pay for software products and services. During fiscal 2007 and 2006, the total value of Advent products and services paid with soft dollars was approximately 4% and 5% of our total billings. Such soft dollar arrangements could be impacted by changes in the regulations governing those arrangements.

During the fourth quarter of 2006, we completed the wind down of the “soft dollar” business of our SEC-registered broker/dealer subsidiary, Second Street Securities, as it no longer fits with our corporate strategy. Second Street Securities’ soft dollar business offered our customers the ability to pay for Advent products and other third party products and services through brokerage commissions and other fee-based arrangements. We will continue to allow clients to utilize soft dollar arrangements to pay for Advent software products and services through other independent broker/dealers.

In July 2006, the SEC published an Interpretive Release that provides guidance on money managers’ use of client commissions to pay for brokerage and research services under the safe harbor set forth in Section 28(e) of the Securities Exchange Act of 1934. The Interpretive Release clarifies that money managers may use client commissions (“soft dollars”) to pay only for eligible brokerage and research services. Among other matters, the Interpretive Release states that eligible brokerage includes those products and services that relate to the execution of the trade from the point at which the money manager communicates with the broker-dealer for the purpose of transmitting an order for execution, through the point at which funds or securities are delivered or credited to the advised account.  In addition, for potentially “mixed-use” items (such as trade order management systems) that are partly eligible and partly ineligible, the Interpretive Release states that money managers must make a reasonable allocation of client commissions in accordance with the eligible and ineligible uses of the items. Based on this new guidance, our customers may change their method of paying all or a portion of certain Advent products or services from soft to hard dollars, and as a result reduce their usage of these products or services in order to avoid increasing expenses, which could cause our revenues to decrease.

Covenants in Our Credit Facility Agreement Could Adversely Affect our Financial Condition

In February 2007, we entered into a senior secured facility agreement which provides us with a revolving line of credit up to an aggregate amount of $75.0 million. Our continued ability to borrow under our credit facility is subject to compliance with certain financial and non-financial covenants. The financial covenant is limited to a maximum ratio of senior debt to earnings before interest, taxes, depreciation, and amortization (EBITDA), adjusted for cost capitalizations, extraordinary gains (losses) and non-cash stock compensation. Our failure to comply with such covenants could cause default under the agreement, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unfavorable terms. In the event of default which is not remedied within the prescribed timeframe, the assets of the Company (subject to the amount borrowed) may be attached or seized by the lender. As of March 31, 2008 and December 31, 2007, we had no outstanding borrowings under this credit facility and were in compliance with all covenants.

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

The Company also did not maintain effective controls over the accuracy, presentation and disclosure of the pro forma stock-based compensation expense in conformity with generally accepted accounting principles as of December 31, 2005. As a result of this control deficiency, the Company’s disclosures of stock-based compensation expense for fiscal 2003 and 2004 and the first three quarters of 2004 and 2005 were revised.

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

One element of our quantitative analysis of any control deficiency is its actual or potential financial impact, and any impact that is greater than 5% of our pre-tax income in any quarter may be more likely to result in that deficiency being determined to be a significant deficiency or a material weakness. For example, our assessment of a control deficiency as a significant deficiency or material weakness remains dependent in part on our level of profitability during a particular quarter. If our quarterly or fiscal year pre-tax income were to decrease, this will make it statistically less likely for us and our independent registered public accounting firm to determine that a control deficiency is not a material weakness.

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

There were no repurchase activities during the first quarter of 2008. As of March 31, 2008 and December 31, 2007, there were no shares available to be repurchased under Board approved common stock repurchase programs.

On May 7, 2008, Advent’s Board authorized the repurchase of up to 1.0 million shares of the Company’s outstanding common stock. See Note 16, “Subsequent Events”, to the condensed consolidated financial statements for further information. As of the date of this filing, no shares have been repurchased under this repurchase authorization.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders (the “Annual Meeting”) of Advent Software, Inc. was held at the principal office of the Company at 600 Townsend Street, San Francisco, California 94103 on May 7, 2008. Stockholders of record at the close of business on March 14, 2008 (the “Record Date”) were entitled to notice of and to vote at the meeting. As of the Record Date, 26,616,600 shares of the Company’s common stock were issued and outstanding, and a quorum of 24,997,389 shares of common stock was represented in person or by proxy at the Annual Meeting.

At the Annual Meeting, three items were voted upon:

1.             To elect seven directors to serve for the ensuing year and until their successors are duly elected and qualified.

	Number of Shares
	Voted For	Withheld

John H. Scully	24,548,821	448,568
Stephanie G. DiMarco	24,877,851	119,538
A. George Battle	22,480,955	2,516,434
Robert A. Ettl	24,867,151	130,238
James D. Kirsner	24,339,280	658,109
James P. Roemer	24,340,281	657,108
Wendell G. Van Auken	23,012,476	1,984,913

2.             To ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the year ending December 31, 2008.

	Number of Shares
				Broker
	For	Against	Abstained	Non-Votes
Ratification of appointment of PricewaterhouseCoopers LLP	24,924,779	60,511	12,099	—

3.             To approve the amended and restated 2002 Stock Plan, and add and reserve 900,000 shares thereunder.

	Number of Shares
				Broker
	For	Against	Abstained	Non-Votes
Amended and restated 2002 Stock Plan	20,845,166	2,568,548	49,723	1,533,952

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

ADVENT SOFTWARE, INC.

Dated: May 8, 2008	By:	/s/ Craig B. Collins
Craig B. Collins
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)