Form 10-Q
period 2008-06-30
ADVENT SOFTWARE INC /DE/
filed 2008-08-07
CIK 1002225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008

or

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                          Accelerated filer ☒

Non-accelerated filer ☐                                                      Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2008 was 26,818,384.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30	December 31
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$82,443	$49,589
Accounts receivable, net	41,401	47,574
Deferred taxes, current	10,288	10,288
Prepaid expenses and other	19,949	19,577
Total current assets	154,081	127,028
Property and equipment, net	33,558	27,779
Goodwill	108,600	106,520
Other intangibles, net	7,644	9,376
Deferred taxes, long-term	70,980	70,981
Other assets, net	11,122	10,645

Total assets	$385,985	$352,329

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,417	$4,382
Accrued liabilities	23,734	29,328
Deferred revenues	124,287	115,398
Income taxes payable	3,065	1,086
Total current liabilities	158,503	150,194
Deferred income taxes	811	998
Deferred revenue, long-term	6,336	4,939
Other long-term liabilities	16,195	16,352

Total liabilities	181,845	172,483

Commitments and contingencies (See Note 10)

Stockholders’ equity:
Common stock	268	265
Additional paid-in capital	338,843	326,964
Accumulated deficit	(151,695)	(161,685)
Accumulated other comprehensive income	16,724	14,302
Total stockholders’ equity	204,140	179,846

Total liabilities and stockholders’ equity	$385,985	$352,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net revenues:
Term license, maintenance and other recurring	$50,838	$42,012	$99,977	$79,736
Perpetual license fees	5,242	5,689	10,867	11,616
Professional services and other	7,947	4,675	14,656	9,003

Total net revenues	64,027	52,376	125,500	100,355

Cost of revenues:
Term license, maintenance and other recurring	11,379	9,048	22,313	18,080
Perpetual license fees	224	219	541	414
Professional services and other	8,519	6,415	16,245	12,288
Amortization of developed technology	732	322	1,454	686

Total cost of revenues	20,854	16,004	40,553	31,468

Gross margin	43,173	36,372	84,947	68,887

Operating expenses:
Sales and marketing	15,626	13,985	31,016	26,874
Product development	13,008	10,816	25,898	20,672
General and administrative	9,232	7,837	18,459	16,621
Amortization of other intangibles	242	466	729	940
Restructuring charges (benefit)	(1)	227	55	789

Total operating expenses	38,107	33,331	76,157	65,896

Income from operations	5,066	3,041	8,790	2,991
Interest and other income, net	3,559	3,868	3,786	4,386

Income before income taxes	8,625	6,909	12,576	7,377
Provision for income taxes	1,270	1,814	2,586	1,843

Net income	$7,355	$5,095	$9,990	$5,534

Net income per share:
Basic	$0.28	$0.19	$0.37	$0.21
Diluted	$0.26	$0.18	$0.36	$0.20

Weighted average shares used to compute net income per share:
Basic	26,712	26,519	26,641	26,950
Diluted	28,119	27,754	28,046	28,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30
	2008	2007
Cash flows from operating activities:
Net income	$9,990	$5,534
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	7,252	6,828
Depreciation and amortization	6,220	5,426
Loss on dispositions of fixed assets	2	49
Provision for doubtful accounts	485	51
Provision for (reduction of) sales returns	4	(315)
Gain on investments	(3,393)	(4,265)
Other-than-temporary loss on private equity investments	—	585
Deferred income taxes	(187)	(132)
Other	3	(5)
Effect of statement of operations adjustments	10,386	8,222
Changes in operating assets and liabilities:
Accounts receivable	5,688	2,704
Prepaid and other assets	(571)	(2,833)
Accounts payable	3,034	599
Accrued liabilities	(5,870)	(685)
Deferred revenues	10,282	10,695
Income taxes payable	2,100	1,556
Effect of changes in operating assets and liabilities	14,663	12,036

Net cash provided by operating activities	35,039	25,792

Cash flows from investing activities:
Net cash used in acquisitions	—	(1,022)
Purchases of property and equipment	(9,777)	(5,337)
Capitalized software development costs	(420)	(514)
Proceeds from sale of private equity investments	3,393	11,621
Sales and maturities of marketable securities	—	24,921
Change in restricted cash	(248)	(359)

Net cash provided by (used in) investing activities	(7,052)	29,310

Cash flows from financing activities:
Proceeds from common stock issued from exercises of stock options	3,240	13,074
Withholding taxes related to equity award net share settlement	(1,271)	(33)
Proceeds from common stock issued under the employee stock purchase plan	2,576	1,829
Repurchase of common stock	—	(91,157)
Proceeds from long-term borrowing	—	25,000

Net cash provided by (used in) financing activities	4,545	(51,287)

Effect of exchange rate changes on cash and cash equivalents	322	58

Net change in cash and cash equivalents	32,854	3,873
Cash and cash equivalents at beginning of period	49,589	30,187

Cash and cash equivalents at end of period	$82,443	$34,060

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

Note 2—Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2008, as compared to the recent accounting pronouncements described in Advent’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, that are of significance, or potential significance, to the Company.

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life or recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact, if any, that FSP 142-3 will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material impact on its consolidated financial statements.

Note 3—Stock-Based Compensation

Equity Award Activity

A summary of the status of the Company’s stock option and stock appreciation right (“SAR”) activity for the period presented follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual Life	Intrinsic
	Shares	Price	(in years)	Value
	(in thousands)			(in thousands)

Outstanding at December 31, 2007	3,818	$24.61
Options & SARs granted	724	$43.15
Options & SARs exercised	(204)	$21.12
Options & SARs canceled	(59)	$31.64
Outstanding at June 30, 2008	4,279	$27.82	6.66	$43,224
Exercisable at June 30, 2008	2,262	$22.16	5.11	$32,354

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $36.08 as of June 30, 2008 for options that were in-the-money as of that date.

The weighted average grant date fair value of options and SARs granted during the six months ended June 30, 2008 was $18.41 per share. The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $5.1 million and $18.6 million, respectively. The total cash received from employees as a result of employee stock option exercises net of taxes paid for SARs exercised and restricted stock units (“RSU”) vested during the six months ended June 30, 2008 and 2007 was approximately $2.0 million and $13.0 million, respectively.

The Company settles exercised stock options and SARs with newly issued common shares.

A summary of the status of the Company’s RSU activity for the six months ended June 30, 2008 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)

Outstanding and unvested at December 31, 2007	571	$34.62

RSUs granted	248	$42.02

RSUs vested	(72)	$28.02

RSUs canceled	(19)	$36.86

Outstanding and unvested at June 30, 2008	728	$37.72

The weighted average grant date fair value was determined based on the closing market price of the Company’s common stock on the date of the award. The aggregate intrinsic value of RSUs outstanding at June 30, 2008 was $26.3 million, using the closing price of $36.08 per share as of June 30, 2008.

Stock-Based Compensation Expense

The effect of stock-based employee compensation expense recognized on Advent’s condensed consolidated statement of operations for the three and six months ended June 30, 2008 and 2007 was as follows (in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Statement of operations classification
Cost of term license, maintenance and other recurring revenues	$323	$328	$613	$575
Cost of professional services and other revenues	258	182	495	357
Total cost of revenues	581	510	1,108	932

Sales and marketing	1,099	1,167	2,137	2,136
Product development	1,009	900	1,880	1,637
General and administrative	1,172	1,005	2,127	2,123
Total operating expenses	3,280	3,072	6,144	5,896

Total stock-based employee compensation expense	$3,861	$3,582	$7,252	$6,828

Tax effect on stock-based employee compensation	(1,351)	(1,276)	$(2,651)	$(2,329)

Net effect on net income	$2,510	$2,306	$4,601	$4,499

Advent capitalized stock-based employee compensation expense of $85,000 and $106,000 during the six months ended June 30, 2008 and 2007, respectively, associated with the Company’s software development, internal-use software and professional services implementation projects.

As of June 30, 2008, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimated forfeitures, was $36.2 million and is expected to be recognized through the remaining vesting period of each grant, with a weighted average remaining period of 3.2 years.

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Stock Options & SARs
Expected volatility	42.8% - 43.5%	32.4% - 34.5%	41.8% - 43.5%	32.4% - 38.4%
Expected life (in years)	3.82 - 5.27	3.75 - 4.58	3.82 - 5.27	3.75 - 4.58
Risk-free interest rate	2.8% - 3.9%	4.6% - 5.2%	2.6% - 3.9%	4.5% - 5.2%
Expected dividends	None	None	None	None

Employee Stock Purchase Plan
Expected volatility	43.8% - 46.0%	35.5% - 36.5%	43.8% - 46.0%	35.5% - 36.5%
Expected life (in months)	6	6	6	6
Risk-free interest rate	2.0% - 3.4%	4.2% - 5.0%	2.0% - 3.4%	4.2% - 5.0%
Expected dividends	None	None	None	None

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share data):

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Numerator:
Net income	$7,355	$5,095	$9,990	$5,534

Denominator:
Denominator for basic net income per share-weighted average shares outstanding	26,712	26,519	26,641	26,950

Dilutive common equivalent shares:
Employee stock options and other	1,407	1,235	1,405	1,306

Denominator for diluted net income per share-weighted average shares outstanding, assuming exercise of potential dilutive common shares	28,119	27,754	28,046	28,256

Basic net income per share	$0.28	$0.19	$0.37	$0.21
Diluted net income per share	$0.26	$0.18	$0.36	$0.20

Weighted average stock options, SARs and RSUs of approximately 1.4 million and 1.0 million for the three and six months ended June 30, 2008, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. Similarly, weighted average stock options, SARs and RSUs of approximately 1.6 million and 1.5 million for the three and six months ended June 30, 2007, respectively, were excluded from the calculation of diluted net income per share.

Note 5—Goodwill

The changes in the carrying value of goodwill for the six months ended June 30, 2008 were as follows (in thousands):

Goodwill

Balance at December 31, 2007	$106,520
Translation adjustments	2,080

Balance at June 30, 2008	$108,600

Foreign currency translation adjustments totaling $2.1 million reflect the weakening of the U.S. dollar versus European currencies during the six months ended June 30, 2008.

Note 6—Other Intangibles

The following is a summary of other intangibles as of June 30, 2008 (in thousands):

	Average
	Amortization	Other		Other
	Period	Intangibles,	Accumulated	Intangibles,
	(Years)	Gross	Amortization	Net

Purchased technologies	4.9	$16,526	$(13,401)	$3,125
Product development costs	3.0	6,738	(3,137)	3,601

Developed technology sub-total		23,264	(16,538)	6,726

Customer relationships	5.5	22,954	(22,125)	829
Other intangibles	3.6	404	(315)	89

Other intangibles sub-total		23,358	(22,440)	918

Balance at June 30, 2008		$46,622	$(38,978)	$7,644

The following is a summary of other intangibles as of December 31, 2007 (in thousands):

	Average
	Amortization	Other		Other
	Period	Intangibles,	Accumulated	Intangibles,
	(Years)	Gross	Amortization	Net

Purchased technologies	4.9	$16,529	$(13,001)	$3,528
Product development costs	3.0	6,290	(2,081)	4,209

Developed technology sub-total		22,819	(15,082)	7,737

Customer relationships	5.5	22,673	(21,130)	1,543
Other intangibles	3.6	404	(308)	96

Other intangibles sub-total		23,077	(21,438)	1,639

Balance at December 31, 2007		$45,896	$(36,520)	$9,376

The changes in the carrying value of other intangibles during the six months ended June 30, 2008 were as follows (in thousands):

	Other		Other
	Intangibles,	Accumulated	Intangibles,
	Gross	Amortization	Net

Balance at December 31, 2007	$45,896	$(36,520)	$9,376
Additions	420	—	420
Stock-based compensation additions	28	—	28
Amortization	—	(2,183)	(2,183)
Translation adjustments	278	(275)	3

Balance at June 30, 2008	$46,622	$(38,978)	$7,644

Based on the carrying amount of intangible assets as of June 30, 2008, the estimated future amortization is as follows (in thousands):

	Six
	Months Ended
	December 31	Years Ended December 31
	2008	2009	2010	2011	2012	Thereafter	Total
Estimated future amortization of:
Developed technology	$1,356	$2,270	$1,736	$790	$574	$—	$6,726
Other intangibles	283	478	37	30	30	60	918

Total	$1,639	$2,748	$1,773	$820	$604	$60	$7,644

Note 7—Balance Sheet Detail

The following is a summary of prepaid expenses and other (in thousands):

	June 30	December 31
	2008	2007

Prepaid commission	$5,530	$5,364
Prepaid contract expense	6,207	5,353
Prepaid royalty	2,644	2,624
Other	5,568	6,236

Total prepaid expenses and other	$19,949	$19,577

The following is a summary of other assets, net (in thousands):

	June 30	December 31
	2008	2007

Long-term investments, net	$500	$500
Long-term prepaid commissions	4,793	5,368
Deposits	2,929	2,628
Prepaid contract expense, long-term	2,848	1,838
Other	52	311

Total other assets, net	$11,122	$10,645

Long-term investments include an equity investment in a privately held company. This equity investment is carried at the lower of cost or fair value at June 30, 2008 and December 31, 2007.

On April 30, 2007, the Company, together with other LatentZero Limited (“LatentZero”) shareholders, sold their ownership in LatentZero to royalblue group plc. The maximum possible consideration due to the Company from the sale of its ownership interest in LatentZero is approximately $17 million, which is comprised of initial consideration of $10 million, paid at completion of the sale transaction and up to an aggregate $7 million of deferred contingent consideration for fiscal years 2007 and 2008. Consideration is denominated in Pounds Sterling (GBP) and the actual amounts of consideration in U.S. dollars to be received by the Company may differ depending on foreign exchange rates at the time of payment. During the second quarter of 2008, the Company received the first deferred contingent payment of $3.4 million for fiscal 2007 and recorded this gain in “interest and other income, net” on its condensed consolidated statement of operations for the three and six months ended June 30, 2008.

On June 30, 2008, the Company, together with other LatentZero shareholders, executed a Deed of Amendment to fix the deferred contingent consideration for fiscal 2008 at approximately $3 million payable March 2009. The Company will record this contingent gain when realized.

Deposits include restricted cash of $1.9 million to secure a bank letter of credit associated with the Company’s definitive lease agreement, as amended, with Toda Development, Inc. (“Toda”) for its San Francisco headquarters facility.

The following is a summary of accrued liabilities (in thousands):

	June 30	December 31
	2008	2007

Salaries and benefits payable	$14,065	$18,696
Accrued restructuring, current portion	1,414	2,531
Other	8,255	8,101

Total accrued liabilities	$23,734	$29,328

Accrued restructuring charges are discussed further in Note 9, “Restructuring Charges.” Other accrued liabilities include accruals for royalties, sales and business taxes, acquisition related costs, and other miscellaneous items.

The following is a summary of other long-term liabilities (in thousands):

	June 30	December 31
	2008	2007

Deferred rent	$8,828	$8,902
Accrued restructuring, long-term portion	1,468	1,734
Reserve for uncertain tax positions	4,867	4,746
Other	1,032	970

Total other long-term liabilities	$16,195	$16,352

Note 8—Comprehensive Income

The components of comprehensive income were as follows for the periods presented (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007

Net income	$7,355	$5,095	$9,990	$5,534
Unrealized gain on marketable securities	—	—	—	8
Foreign currency translation adjustment	5	617	2,422	1,066

Total comprehensive income	$7,360	$5,712	$12,412	$6,608

Note 9—Restructuring Charges

Restructuring initiatives have been implemented in the Company’s Advent Investment Management and Other operating segments to reduce costs and improve operating efficiencies by better aligning the Company’s resources to its near-term revenue opportunities. These initiatives have resulted in restructuring charges comprised primarily of costs related to properties abandoned in connection with facilities consolidation, related write-down of leasehold improvements and severance and associated employee termination costs related to headcount reductions. Advent’s restructuring charges included accruals for estimated losses on facility costs based on the Company’s contractual obligations net of estimated sublease income. Advent periodically reassesses this liability based on market conditions.

During the six months ended June 30, 2008, Advent recorded a restructuring charge of $55,000 which related to the present value amortization of facility exit obligations partially offset by adjustments to facility exit assumptions. During the six months ended June 30, 2007, Advent recorded a net restructuring charge of $789,000 due to the update of certain sub-lease assumptions for Advent’s prior San Francisco headquarters facility located at 301 Brannan Street, which the Company exited in October 2006, and interest accretion.

The following table sets forth an analysis of the components of the cash payments and restructuring charges made against the accrual during the six months ended June 30, 2008 (in thousands):

Facility Exit
Costs

Balance of restructuring accrual at December 31, 2007	$4,265
Cash payments	(1,438)
Restructuring charges	55

Balance of restructuring accrual at June 30, 2008	$2,882

The remaining excess facility costs of $2.9 million are stated at estimated fair value, net of estimated sublease income of approximately $4.7 million. Advent expects to pay the remaining obligations associated with the vacated facilities no later than over the remaining lease terms, which expire on various dates through 2012.

Note 10—Commitments and Contingencies

Lease Obligations

Advent leases office space and equipment under non-cancelable operating lease agreements, which expire at various dates through December 2018. Some operating leases contain escalation provisions for adjustments in the consumer price index. Advent is responsible for maintenance, insurance, and property taxes. As of June 30, 2008, Advent’s remaining operating lease commitments through 2018 were approximately $50.1 million, net of future minimum rental receipts of $5.6 million to be received under non-cancelable sub-leases.

Indemnifications

As permitted or required under Delaware law and to the maximum extent allowable under that law, Advent has certain obligations to indemnify its current and former officers and directors for certain events or occurrences while the officer or director is, or was serving, at Advent’s request in such capacity. These indemnification obligations are valid as long as the director or officer acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments Advent could be required to make under these indemnification obligations is unlimited; however, Advent has a director and officer insurance policy that mitigates Advent’s exposure. The Company believes the estimated fair value of these indemnification obligations is minimal.

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

Segment information for the periods presented is as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net revenues:
Advent Investment Management	$57,979	$46,545	$113,243	$89,100
MicroEdge	6,048	5,831	12,257	11,255

Total net revenues	$64,027	$52,376	$125,500	$100,355

Income from operations:
Advent Investment Management	$9,290	$5,647	$17,226	$8,507
MicroEdge	611	1,764	999	2,938
Unallocated corporate operating costs and expenses:
Stock-based employee compensation	(3,861)	(3,582)	(7,252)	(6,828)
Amortization of developed technology	(732)	(322)	(1,454)	(686)
Amortization of other intangibles	(242)	(466)	(729)	(940)

Total income from operations	$5,066	$3,041	$8,790	$2,991

Major Customers

No single customer represented 10% or more of Advent’s total net revenues in any period presented.

Note 12—Related Party Transactions

As of December 31, 2007 and June 30, 2008, Clearbridge Advisors LLC (“Clearbridge”), a Legg Mason company, owned approximately 14% of the voting stock of Advent. No revenue was recorded from sales to Clearbridge during the second quarter of 2008 or 2007 as Clearbridge is not a customer of Advent.  However, Advent recognized approximately $170,000 and $310,000 of revenue from all Legg Mason entities during the three and six months ended June 30, 2008, respectively. The Company’s accounts receivable from all Legg Mason entities were $0.2 million and zero as of June 30, 2008 and December 31, 2007, respectively.

Advent acts as trustee for the Company’s short-term disability plan—Advent Software California Voluntary Disability Plan (“VDI”). Employee withholdings were $115,000 and $265,000 during the three and six months ended June 30, 2008, respectively. Disbursements were $124,000 and $174,000 during the three and six months ended June 30, 2008, respectively. Cash held by Advent related to the VDI was $0.3 million and $0.2 million as of June 30, 2008 and December 31, 2007, respectively, and are included in “Other assets, net” on the condensed consolidated balance sheets.

Note 13—Line of Credit

On February 14, 2007, Advent and certain of its subsidiaries entered into a senior secured credit facility agreement (the “Credit Facility”) with Wells Fargo Foothill, Inc. (the “Lender”) for a term of three years. Under the Credit Facility, the Lender will provide the Company with a revolving line of credit up to an aggregate amount of $75.0 million to fund the repurchase of outstanding common stock, capital expenditures and general corporate requirements. The Company has the option of selecting an interest rate for any drawdown under the Credit Facility equal to either: (a) the Base Rate (Wells Fargo prime rate); or (b) the then applicable LIBOR Rate plus 1.50% per annum. The loan is secured by the Company’s property and assets and is subject to a financial covenant. The financial covenant in the Credit Facility is limited to a maximum ratio of senior debt to earnings before interest, taxes, depreciation, and amortization (EBITDA), adjusted for cost capitalizations, extraordinary gains (losses) and non-cash stock-based employee compensation. Covenant testing will commence upon either the occurrence of an event of default or when excess availability, defined as the Credit Facility line of $75.0 million less amounts drawn, plus qualified cash and cash equivalents is less than $50.0 million.

As of June 30, 2008 and December 31, 2007, the Company maintained a zero debt balance and was in compliance with all associated covenants.

Note 14—Income Taxes

The following table summarizes the activity relating to the Company’s unrecognized tax benefits during the six months ended June 30, 2008 (in thousands):

Total

Balance at December 31, 2007	$5,899

Gross decreases related to tax positions in prior period	(197)
Gross increases related to current period tax positions	187
Balance at June 30, 2008	$5,889

At June 30, 2008 and December 31, 2007, Advent had $5.9 million of gross unrecognized tax benefits. During the first six months of 2008, Advent recognized a tax benefit of $0.2 million relating to accrued interest and penalties as a result of a lapse of a statute of limitations while increasing the amount of unrecognized tax benefits by $0.2 million relating to California research credits. If recognized, the portion of unrecognized tax benefits at June 30, 2008 that would decrease Advent’s tax position and increase net income is $4.9 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of the federal tax benefit of state income tax items. The Company’s liabilities for unrecognized tax benefits are included in “Other long-term liabilities” on the condensed consolidated balance sheet and relate to federal research credits, California research and enterprise zone tax credits and various state net operating losses that have been recorded as deferred tax assets but have yet to be utilized.

Advent is subject to taxation in the U.S. and various states and foreign jurisdictions. Advent is not under examination in any income tax jurisdiction at the present time.  The material jurisdictions that are subject to examination by tax authorities include California for tax years after fiscal 2002 and the U.S. and New York for tax years after 2003.

Note 15—Fair Value Measurements

Effective January 1, 2008, Advent implemented SFAS No. 157, “Fair Value Measurement”, for the Company’s financial assets and liabilities that are measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, the Company has elected to defer implementation of FAS 157 as it relates to non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. Advent is evaluating the impact, if any, this will have on the Company’s non-financial assets and liabilities.

The adoption of SFAS 157 to Advent’s financial assets and liabilities and non-financial assets and liabilities that are measured and reported at fair value at least annually did not have an impact on the Company’s financial results.

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining inputs and determining fair value.  The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities and our equity investment. The fair value of these certain financial assets was determined using the following inputs as of June 30, 2008 (in thousands):

Fair Value Measurements at Reporting Date Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Fixed income available-for-sale securities (1)	$72,279	$72,279	$—	$—

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

 Non-marketable investments which totaled $0.5 million at June 30, 2008, represent the Company’s investment in a privately held company. Non-marketable investments are priced at the lower of cost or fair value due to an absence of market activity and market data, and are not reported in the above table of assets measured at fair value as of June 30, 2008.

Note 16—Common Stock Repurchase Program

Advent’s Board has approved common stock repurchase programs authorizing management to repurchase shares of the Company’s common stock as a means to enhance shareholder value. The timing and actual number of shares subject to repurchase are at the discretion of Advent’s management and are contingent on a number of factors, including the price of Advent’s stock, Advent’s cash balances and working capital needs, general business and market conditions, regulatory requirements, and alternative investment opportunities. Repurchased shares are returned to the status of authorized and un-issued shares of common stock.

On May 7, 2008, Advent’s Board authorized the repurchase of up to 1.0 million shares of the Company’s common stock. Consistent with prior repurchase programs, there is no expiration date and repurchases may be limited or terminated at any time at the discretion of management. As of June 30, 2008, no shares have been repurchased under this authorization.

Note 17—Subsequent Event

On July 29, 2008, the Company announced that Craig B. Collins, the Company’s Executive Vice President and Chief Financial Officer, would leave the Company effective July 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion in conjunction with our consolidated financial statements and related notes. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended, including, but not limited to statements referencing our expectations relating to future revenues, expenses and operating margins. Forward-looking statements can be identified by the use of terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other similar terms and the negative of such terms regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include, among others, statements regarding growth in the investment management market and opportunities for us related thereto, future expansion, acquisition, divestment of or investment in other businesses, projections of revenues, future cost and expense levels, expected timing and amount of amortization expenses related to past acquisitions, the adequacy of resources to meet future cash requirements, estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, future client wins, future hiring and future product introductions. Such forward-looking statements are based on our current plans and expectations and involve known and unknown risks and uncertainties which may cause our actual results or performance to be materially different from any results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to the “Risk Factors” set forth in “Part II, Item 1A. Risk Factors” in this Form 10-Q, as well as other risks identified from time to time in other Securities and Exchange Commission (“SEC”) reports. You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results, levels of activity or performance and represent our expectations only as of the date they are made.

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

Operating Overview

Highlights of our second quarter of 2008 include:

•      Selected by TIAA-CREF to build a service to address new regulatory challenges faced by 403(b) retirement plan administrators. The service will use Advent’s custodial data (ACD) infrastructure to aggregate data from multiple vendors to help prevent non-compliant transactions before they occur and enable plan providers to verify compliance. Launch of the service is subject to milestones and acceptance, so we do not expect revenue to be recognized until the fourth quarter of 2009 or early 2010, and we expect this contract to substantially increase our “other recurring revenues” beginning in 2010. Since we will bill and collect fees as milestones are achieved, we expect deferred revenues and operating cash flows related to this contract to grow starting in the third quarter of 2008 until we begin to recognize revenues.

•      Expanded customer relationships and acceptance of our product offerings. We experienced continued demand for both our newest and largest portfolio management and accounting platforms: Advent Portfolio Exchange (“APX”) and Geneva. We signed 25 APX contracts, bringing the total number of licenses sold globally to 237, and we added 12 new Geneva clients which brings the total number of Geneva licenses sold to 176 as of June 30, 2008.

•      Continued growth in term license contract value (TCV). Total TCV, including APX migrations, was $21.2 million, an increase of 15% from $18.5 million in the second quarter of 2007. With an average term of 3.1 years, these contracts will add approximately $6.9 million in annual revenue (“annual contract value”) once they are fully implemented, up 9% over the same period last year.

The TIAA-CREF contract, noted above, is for data services rather than a term license, and as such is not included in TCV for the second quarter of 2008. However, after meeting certain milestones and acceptance, we expect the total value of this five-year agreement with TIAA-CREF to significantly exceed the TCV reported for the second quarter of 2008. The annual revenue from this contract, when combined with the hosted services contract previously announced with Fidelity Investments, are expected to contribute at least an additional $8 million to $10 million per year in recurring revenue by the year 2010.

•      Increased headcount. Total Company headcount at June 30, 2008 was 997 which increased from headcount of 982 and 946 from March 31, 2008 and December 31, 2007, respectively. The majority of these new hires were in our sales and client services groups to support our recent term license contracts.

Financial Overview

We recognized revenue of $64.0 million during the second quarter of 2008, as compared to $52.4 million in the second quarter 2007. This year-over-year increase of 22% in 2008 reflects significant period to period growth in revenue from term licenses and from international sales. Term license revenue increased 49% to $15.1 million in the second quarter of 2008, from $10.1 million in the second quarter of 2007. Maintenance revenue was up $1.6 million, or 8% year-over-year, while other recurring revenue was also up $2.3 million or 21% and professional services posted an increase of 70% to $7.9 million in the second quarter of 2008. We have grown net revenue year-over-year for several reasons, including the following:

•      Our product innovation helped drive acquisition of new customers and created new revenue opportunities with existing clients, resulting in incremental TCV and professional services billings.

•      Our completion of term license implementations resulted in incremental term license and professional services revenues.

•      We have a large installed base of customers who have continued to upgrade and expand their usage of our products and services, such as subscription data management and outsourcing, resulting in higher maintenance and other recurring revenues.

•      Our existing term licenses, maintenance and other recurring revenues provide a consistent, recurring revenue stream during the term of those agreements.

Total recurring revenues, which we define as term license, perpetual maintenance, and other recurring revenues, remained essentially level at 79% of total net revenues during the second quarter of 2008, as compared to 80% during the same period of 2007.  In addition, international revenue increased to $9.2 million or 14% of total revenue during the second quarter of 2008, compared to $6.0 million or 11% of total revenue in the second quarter of 2007.

Total expenses, including cost of revenues, were $59.0 million in the second quarter of 2008, compared with $49.3 million in the second quarter of 2007. Our expenses increased in 2008 over 2007 largely as a result of increased payroll, variable compensation and benefit expenses resulting from increases in headcount.

Our income from operations in the second quarter of 2008 was $5.1 million or 8% of revenue, compared to $3.0 million or 6% of revenue in the second quarter of 2007.

During the second quarter of 2008, we recognized a non-operating gain of $3.4 million related to our private equity investments, compared to a net gain of $3.7 million in the second quarter of 2007.

During the second quarter of 2008, we recognized $1.3 million of income tax expense, compared to $1.8 million in the second quarter of 2007.

We earned net income of $7.4 million, resulting in diluted earnings per share of $0.26 for the second quarter of 2008, compared to $5.1 million or $0.18, respectively, in the second quarter of 2007.

We generated $25.8 million in cash from operations in the second quarter of 2008, which compares to $12.0 million in the second quarter of 2007. The significant increase in operating cash flows was primarily due to increased profitability, more collections of accounts receivable and increases in our deferred revenues. The increase in deferred revenues primarily reflected our continued transition to the term license model. Under the term model, we generally bill and collect for a term agreement in equal installments in advance of each annual period. These amounts are deferred at billing and recognized over the annual term period, which has the effect of increasing deferred revenue when compared to a perpetual license model where no license revenue is deferred.

Term License and Term License Deferral

We are continuing the process of converting the Company’s license revenues from a perpetual model to a predominantly term model. Under a perpetual pricing model, customers purchase a license to use our software indefinitely and generally we recognize all license revenue at the time of sale; maintenance is purchased under an annual renewable contract, and recognized ratably over the contract period. Under a term pricing model, customers purchase a license to use our software and receive maintenance for a limited period of time and we recognize all of the revenue ratably over the length of the contract. This has the effect of lowering revenues in the early stages of the transition, but increasing the total potential value of the customer relationship. Moving new customer sales in the Advent Investment Management (AIM) segment from a perpetual to a term licensing model has had the effect of lowering our reported revenue growth rates over the past four fiscal years and may, depending on our new term license bookings, continue to have an impact through 2008. Because our products are used by customers for an average of approximately ten years, we believe this change to our business model is significant for the long-term growth and value of the business as we expect total revenues from a customer to increase over time, as reflected in the 25% increase in total net revenues in the first half of 2008 from the first half of 2007. For example, over a ten-year period, a customer may enter into two or more contracts for the same software product and services under a term license model.

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

During the second quarter of 2008, we deferred net revenue of $3.2 million and directly-related expenses of $1.0 million associated with our term licensing model. The impact of these deferrals on our operating income was approximately $2.2 million. The $3.2 million net deferral of revenue was primarily composed of a net deferral of $2.2 million of professional services revenue and $1.0 million of term license revenue. We continue to defer professional services as the deferral for current projects exceeded the amount recognized from completed past projects. We expect that the term license component of the deferred revenue balance will increase or decrease in the future depending on the amount of new term license bookings relative to the number of implementations that reach substantial completion in a particular quarter. We currently expect that the professional services component of the deferred revenue balance will continue to increase through at least 2008.

Amounts of revenue and directly-related expenses deferred as of June 30, 2008 and December 31, 2007 associated with our term licensing deferral were as follows (in millions):

	June 30	December 31
	2008	2007
Deferred revenues
Short-term	$21.0	$17.9
Long-term	5.3	3.3

Total	$26.3	$21.2

Directly-related expenses
Short-term	$6.7	$5.7
Long-term	2.2	1.3

Total	$8.9	$7.0

Deferred net revenue and directly-related expenses are classified as “Deferred revenues” (short-term and long-term), and “Prepaid expenses and other,” and “Other assets, net,” respectively, on the condensed consolidated balance sheets.

The transition to a term model also has had the effect of decreasing operating cash flows in the early stages of the transition. Under perpetual pricing, the entire license fee and the first year of maintenance is generally billed and collected at the commencement of the arrangement. Under term pricing, a typical contract term is three years. We generally bill and collect term license fee installments in advance of each annual period. The amount of the annual term billing is less than the perpetual billing, resulting in lower cash flows in the initial annual term license period. Annual term billing results in an increase in deferred revenue and an increase in operating cash flows at the commencement of each annual billing period.

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

•                  Legal contingencies; and

•                  Sales returns and accounts receivable allowances

There have been no significant changes in our critical accounting policies and estimates during the first six months of 2008 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2008, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, that are of significance, or potential significance, to the Company.

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life or recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS 162 to have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

The following table sets forth, for the periods indicated, certain financial information as a percentage of total net revenues. The financial information and the ensuing discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net revenues:
Term license, maintenance and other recurring	79%	80%	80%	79%
Perpetual license fees	8	11	9	12
Professional services and other	12	9	12	9

Total net revenues	100	100	100	100

Cost of revenues:
Term license, maintenance and other recurring	18	17	18	18
Perpetual license fees	0	0	0	0
Professional services and other	13	12	13	12
Amortization of developed technology	1	1	1	1

Total cost of revenues	33	31	32	31

Gross margin	67	69	68	69

Operating expenses:
Sales and marketing	24	27	25	27
Product development	20	21	21	21
General and administrative	14	15	15	17
Amortization of other intangibles	0	1	1	1
Restructuring charges (benefit)	(0)	0	0	1

Total operating expenses	60	64	61	66

Income from operations	8	6	7	3
Interest and other income, net	6	7	3	4

Income before income taxes	13	13	10	7
Provision for income taxes	2	3	2	2

Net income	11%	10%	8%	6%

NET REVENUES

	Three Months Ended June 30			Six Months Ended June 30
	2008	2007	Change	2008	2007	Change

Total net revenues (in thousands)	$64,027	$52,376	$11,651	$125,500	$100,355	$25,145

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

Each of the major revenue categories has historically varied as a percentage of net revenues, and we expect this variability to continue to a lesser extent in the near term. This variability is primarily due to the introduction of new products and subscription services, the relative size and timing of individual perpetual software license sales, as well as the size and timing of completion of term license implementations. As we continue to transition the substantial majority of our license agreements to term, grow our subscription, data management and outsourced services revenues, and our customers renew their perpetual maintenance, we expect our revenue from recurring sources to continue to increase as a percentage of net revenues. When the transition to term is substantially complete, we expect less variability between our major categories of revenues because the variation from large perpetual license deals will decrease.

Net revenues increased in the first half of 2008 due to growing information technology spending by our customers, as well as a general increase in customer adoption for many of our products and services, which principally includes increases in sales of our APX and Geneva products. The year-over-year growth in total net revenues for the three and six months ended June 30, 2008 was due principally to substantially higher term license, maintenance and other recurring revenues, which reflected 49% and 72% growth, respectively, in term license revenues over the three and six month comparative periods, as well as a 53% increase in revenue from international sales in the second quarter of 2008.

International sales, which are based on the location to which the product is shipped, contributed to our growth in 2008 and were $9.2 million and $6.0 million in the second quarter of 2008 and 2007, respectively. We plan to continue expanding our international sales efforts, both in our current markets and elsewhere. The revenues from customers in any single international country did not exceed 10% of total net revenues.

We expect total net revenues for the third quarter of 2008 to be between $64 million and $66 million.

Term License, Maintenance and Other Recurring Revenues

(in thousands, except percent of	Three Months Ended June 30			Six Months Ended June 30
total net revenues)	2008	2007	Change	2008	2007	Change

Term license revenues	$15,078	$10,121	$4,957	$29,449	$17,133	$12,316
Maintenance revenues	22,892	21,274	1,618	45,391	41,778	3,613
Other recurring revenues	12,868	10,617	2,251	25,137	20,825	4,312
Total term license, maintenance and other recurring revenues	$50,838	$42,012	$8,826	$99,977	$79,736	$20,241
Percent of total net revenues	79%	80%		80%	79%

Term license revenues, which include software license and maintenance fees for term licenses, grew $5.0 million or 49% during the second quarter of 2008 compared to the same quarter in 2007, and represented 30% of total term license, maintenance and other recurring revenues as compared to 24% in the second quarter of 2007. We began our transition to a term licensing model in 2004 and have experienced growth in our term license bookings since that time. The growth of term license revenues in the second quarter of 2008 has primarily resulted from term licenses which have been implemented since the second quarter of 2007.  For example, we signed term contracts, including APX product migrations, worth $91.1 million during 2007. With an average weighted term of 3.3 years, the contracts signed in 2007 will add approximately $27.6 million in annual revenue once they are fully implemented.  The increase in term license revenue reflects the continued market acceptance of our Geneva, APX, Partner and Moxy products.

Maintenance revenues increased $1.6 million and $3.6 million during the three and six months ended June 30, 2008, respectively compared to the same periods of 2007. This increase was attributable to the impact of price increases on annual perpetual maintenance renewals purchased by our installed customer base, up-selling to higher value maintenance plans and, to a lesser extent, an increase in new perpetual maintenance support contracts, partially offset by attrition from within our existing installed customer base. Effective with the third quarter of 2007, we disclose a blended renewal rate that includes both perpetual maintenance and term contracts but excludes the Axys clients that are migrating to APX from the calculation. We disclose our renewal rate one quarter in arrears in order to include substantially all payments received against the invoices for that quarter. Our renewal rate was 92% for the first quarter of 2008, and has been in the range of 90% to 94% over the past seven quarters.

Other recurring revenues increased $2.3 million and $4.3 million during the three and six months ended June 30, 2008, respectively, compared to the same periods of 2007. This was primarily due to revenue increases associated with growth in our subscription, data management and outsourced services of $1.6 million and $2.9 million during the three and six months ended June 30, 2008, respectively, and higher transaction charges generated by our partners of $0.7 million and $1.4 million.

We expect that term license, maintenance and other recurring revenues will increase in the third quarter of 2008 compared to the second quarter, due principally to term license revenue from term contracts sold in prior periods becoming fully implemented.

Perpetual License Fees

	Three Months Ended June 30			Six Months Ended June 30
	2008	2007	Change	2008	2007	Change

Perpetual license fees (in thousands)	$5,242	$5,689	$(447)	$10,867	$11,616	$(749)
Percent of total net revenues	8%	11%		9%	12%

Perpetual license fees decreased 8% and 6% during the three and six months ended June 30, 2008, respectively. As a percentage of total net revenues, perpetual license fees decreased to 8% in the second quarter of 2008 from 11% in the same period of 2007. Consistent with our transition to term licensing, perpetual license fees continue to account for a smaller percentage of total net revenues. Incremental AUA fees from perpetual licenses included in the “Perpetual license fees” caption were $1.4 million and $3.4 million for the three and six months ended June 30, 2008, respectively, and were flat as compared to the same periods in 2007.

Professional Services and Other Revenues

	Three Months Ended June 30			Six Months Ended June 30
	2008	2007	Change	2008	2007	Change
Professional services and other revenues (in thousands)	$7,947	$4,675	$3,272	$14,656	$9,003	$5,653
Percent of total net revenues	12%	9%		12%	9%

Professional services and other revenues primarily include consulting services (which generally also includes project management, custom integration, data conversion and training services) and reimbursable travel. Professional services projects related to Axys, Moxy and Partner products generally can be completed in a two- to six-month time period, while services related to Geneva and APX products may require a four- to nine-month implementation period.

Professional services and other revenues increased in the comparative periods due to the following (in thousands):

	Change From	Change From
	2007 to 2008	2007 to 2008
	QTD	YTD

Increased consulting services	$2,804	$4,977
Increased reimbursable travel revenue	392	674
Various other items	76	2

Total change	$3,272	$5,653

Professional services increased 70% and 63% during the three and six months ended June 30, 2008, respectively, as compared to the comparable periods of 2007, primarily reflecting growth in our consulting revenues from increased revenue generating professional services headcount and third party service providers.

When services are performed with term license implementations, service revenue is deferred until the implementation services are substantially complete. Upon completion, service revenues are recognized over the remaining license term. We have experienced an increase in implementation services after the launch of our APX product and the sales success of our Geneva product.

Revenues by Segment

	Three Months Ended June 30			Six Months Ended June 30
(in thousands)	2008	2007	Change	2008	2007	Change

Advent Investment Management	$57,979	$46,545	$11,434	$113,243	$89,100	$24,143
MicroEdge	6,048	5,831	217	12,257	11,255	1,002

Total net revenues	$64,027	$52,376	$11,651	$125,500	$100,355	$25,145

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

The 25% and 27% increase in AIM’s revenue in the three and six months ended June 30, 2008 was due principally to increased term license, maintenance and other recurring revenues, reflecting the continued market acceptance of Axys, APX, Moxy, Partner and Geneva products as well as increased international sales. AIM’s revenue increases during the first half of 2008 also reflected an increase in new perpetual maintenance support contracts as a result of price increases for maintenance contracts from our installed customer base, up-selling existing customers to higher value maintenance plans and new perpetual license deals, partially offset by attrition from within our existing installed customer base. International sales were $9.2 million or 14% of total revenues in the second quarter of 2008, representing an increase of $3.2 million or 53%, from $6.0 million or 11% of total revenues in the second quarter of 2007.

The 4% and 9% increase in MicroEdge revenue during the three and six months ended June 30, 2008 primarily reflected an increase in perpetual license sales in MicroEdge’s core product Gifts and to a lesser extent maintenance revenues due to price increases and continued strong customer retention. The technology spending patterns of organizations in MicroEdge’s primary markets (independent foundations, community foundations and corporations) are directly affected by economic fluctuations as foundation budgets are largely driven by endowment income. Given that endowments often contain market-exposed components, they are significantly affected by the economy and foundation spending typically decreases in an economic downturn. Community foundations are subject to similar influences, compounded by the fact that in many cases much of their ongoing funding and endowment comes from active donors who may increase or reduce their giving depending on the economic climate and the related effect on their income and wealth. Corporations typically fund charitable activities from operating budgets, and the allocation to charitable donations and supporting company charitable operations is often closely tied to a company’s performance. Thus, corporate philanthropy and spending on related technology are correlated with company and overall economic performance.

COST OF REVENUES

	Three Months Ended June 30			Six Months Ended June 30
	2008	2007	Change	2008	2007	Change

Total cost of revenues (in thousands)	$20,854	$16,004	$4,850	$40,553	$31,468	$9,085
Percent of total net revenues	33%	31%		32%	31%

Our cost of revenues is made up of four components: cost of term license, maintenance and other recurring; cost of perpetual license fees; cost of professional services and other; and amortization of developed technology. The increase in total cost of revenues in absolute dollars was due principally to new hires in our client support and services groups to support our increased new term license bookings and associated increase in client implementation projects. The decrease in gross margin percentage during the three and six months ended June 30, 2008 resulted principally from our shift in revenue mix. Professional services and other revenue comprised a greater percentage of total revenues during the three and six months ended June 30, 2008 due to growth of 70% and 63%, respectively.  We are currently experiencing negative gross margins on professional services revenues.

Cost of Term License, Maintenance and Other Recurring

	Three Months Ended June 30			Six Months Ended June 30
	2008	2007	Change	2008	2007	Change
Cost of term license, maintenance and other recurring (in thousands)	$11,379	$9,048	$2,331	$22,313	$18,080	$4,233
Percent of total term license, maintenance and other recurring revenue	22%	22%		22%	23%

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

Cost of term license, maintenance and other recurring fluctuated due to the following (in thousands):

	Change From	Change From
	2007 to 2008	2007 to 2008
	QTD	YTD

Increased payroll and related costs	$1,464	$2,630
Increased royalty	333	413
Increased outside services	147	273
Various other items	387	917

Total change	$2,331	$4,233

The increases for the three and six months ended June 30, 2008 were due primarily to an increase in compensation and related costs resulting from increases in salary costs and headcount which enables us to deliver the services we provide to our growing number of clients in their day-to-day use of our software.

We expect cost of term license, maintenance and other recurring revenue in the third quarter of 2008 to increase slightly in dollar amount as compared to the second quarter due to continued hiring of personnel to provide technical support to our growing installed base of customers.

Cost of Perpetual License Fees

	Three Months Ended June 30			Six Months Ended June 30
	2008	2007	Change	2008	2007	Change

Cost of perpetual license fees (in thousands)	$224	$219	$5	$541	$414	$127
Percent of total perpetual license revenues	4%	4%		5%	4%

Cost of perpetual license fees consists primarily of royalties and other fees paid to third parties, the fixed direct labor involved in producing and distributing our software, and cost of product media including duplication, manuals and packaging materials. The cost of perpetual license fees for the six months ended June 30, 2008 has increased by $0.1 million compared with the same period in 2007 primarily due to additional product and demo costs.

Cost of Professional Services and Other

	Three Months Ended June 30			Six Months Ended June 30
	2008	2007	Change	2008	2007	Change
Cost of professional services and other (in thousands)	$8,519	$6,415	$2,104	$16,245	$12,288	$3,957
Percent of total professional services and other revenues	107%	137%		111%	136%

Cost of professional services and other revenue consists primarily of personnel related costs associated with the client services organization in providing consulting, custom report writing and conversions of data from clients’ previous systems. Also included are direct costs associated with third-party consultants and travel expenses.

Cost of professional services and other increased in dollar amount due to the following (in thousands):

	Change From	Change From
	2007 to 2008	2007 to 2008
	QTD	YTD

Increased payroll and related costs	$1,120	$2,841
Increased travel and entertainment	390	538
Increased outside services	359	556
Various other items	235	22

Total change	$2,104	$3,957

The increase during the three and six months ended June 30, 2008 reflects increases in payroll related expenses, and to a lesser extent outside services and travel expenses, to address the general increase in demand for consulting and training services as a result of higher license sales. As a result of the increase in our license transactions and customer base, we have increased headcount in our consulting groups to 145 at June 30, 2008 from 121 at June 30, 2007.

We have experienced an increase in implementation services with the launch of our APX product and sales of our Geneva product, which are both sold under the term license model. As there were similar levels of term license implementation projects, primarily Geneva-related, in progress as of June 30, 2008 compared to June 30, 2007, our deferral of professional service costs has been consistent in 2008. We deferred net professional service costs of $940,000 and $1.8 million during the three and six months ended June 30, 2008, compared to $951,000 and $1.7 million in the comparable periods of 2007.

Professional services’ gross margins for the 2008 periods improved but continue to be negative as a result of the significant deferral of professional services revenues and costs associated with our term license implementation. We defer only the direct costs associated with services performed on these arrangements. Indirect costs such as management and other overhead expenses are recognized in the period in which they are incurred, with no revenue to offset them. As the deferred professional services revenue and expense associated with our term licenses continue to flow back into our operating results, we believe the margin will continue to improve over time. In addition, we have added headcount in our consulting group. Since these new employees undergo a training period, typically of six months, before becoming fully billable, their associated costs have a near-term negative impact on gross margins.

Amortization of Developed Technology

	Three Months Ended June 30			Six Months Ended June 30
	2008	2007	Change	2008	2007	Change
Amortization of developed techology (in thousands)	$732	$322	$410	$1,454	$686	$768
Percent of total net revenues	1%	1%		1%	1%

Amortization of developed technology represents amortization of acquisition-related intangible assets and capitalized software development costs. The increase in amortization of developed technology reflected increased amortization from software development costs previously capitalized under SFAS 86 and amortization from technology-related intangible assets associated with Vivid Orange Limited which our MicroEdge segment acquired in November 2007.

OPERATING EXPENSES

Sales and Marketing

	Three Months Ended June 30			Six Months Ended June 30
	2008	2007	Change	2008	2007	Change

Sales and marketing (in thousands)	$15,626	$13,985	$1,641	$31,016	$26,874	$4,142
Percent of total net revenues	24%	27%		25%	27%

Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars.

Sales and marketing expenses increased in dollar amount due to the following (in thousands):

	Change From	Change From
	2007 to 2008	2007 to 2008
	QTD	YTD

Increased payroll and related costs	$1,106	$2,456
Increased bad debt	315	431
Increased travel and entertainment	276	854
Various other items	(56)	401

Total change	$1,641	$4,142

The increase in expense in absolute dollars for the three and six months ended June 30, 2008 reflected the growth of our business, while the decrease of expense as a percentage of revenue during 2008 reflected our achievement of efficiencies of scale associated with increased revenue growth. The increase in payroll and related expense was due to an increase in headcount to 189 at June 30, 2008 from 168 at June 30, 2007. During the first half of 2008, we referred more accounts to collections which resulted in our increased provision for bad debt in the 2008 periods compared to 2007. The increase in travel and entertainment costs resulted from increased travel volume, price increases in travel and additional costs from our sales group’s offsite meetings and annual sales recognition event in the first half of 2008.

We expect sales and marketing expenses to be up in the third quarter of 2008 relative to the second quarter due to increased marketing spending to publicize our annual Advent client conference, travel, and payroll costs from additional headcount.

Product Development

	Three Months Ended June 30			Six Months Ended June 30
	2008	2007	Change	2008	2007	Change

Product development (in thousands)	$13,008	$10,816	$2,192	$25,898	$20,672	$5,226
Percent of total net revenues	20%	21%		21%	21%

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

Product development expenses increased in dollars due to the following (in thousands):

	Change From	Change From
	2007 to 2008	2007 to 2008
	QTD	YTD

Increased payroll and related costs	$1,993	$3,801
Increased outside services	288	1,224
Various other items	(89)	201

Total change	$2,192	$5,226

The increase in product development expense during the three and six months ended June 30, 2008 was primarily due to increases in payroll related costs as a result of an increase in headcount and utilization of outside services to help us continue to enhance our existing product suite including new versions of Geneva, APX, Moxy, Advent Partner and Advent Revenue Center. We invested 21% of our revenues in product development during the first half of 2008.

General and Administrative

	Three Months Ended June 30			Six Months Ended June 30
	2008	2007	Change	2008	2007	Change

General and administrative (in thousands)	$9,232	$7,837	$1,395	$18,459	$16,621	$1,838
Percent of total net revenues	14%	15%		15%	17%

General and administrative expenses consist primarily of personnel costs for information technology, finance, administration, operations and general management, as well as legal and accounting expenses.

General and administrative expenses increased in dollars due to the following (in thousands):

	Change From	Change From
	2007 to 2008	2007 to 2008
	QTD	YTD

Increased payroll and related costs	$940	$1,476
Increased legal and professional	688	534
Decreased recruiting	(230)	(199)
Various other items	(3)	27

Total change	$1,395	$1,838

The increase in expenses during the three and six months ended June 30, 2008 is primarily due to the increases in payroll and other related costs as a result of an increase in headcount. Additionally, legal and professional fees were higher due to San Francisco business taxes and increased services provided by Sarbanes-Oxley compliance consultants, and external legal and accounting firms. These costs increases were partially offset by lower recruiting fees from a lower volume of external recruiting activities.  As a percentage of revenue, the decreases in general and administrative expense during the three and six months ended June 30, 2008 from the comparable periods of 2007 reflects our achievement of efficiencies of scale associated with revenue growth.

We expect general and administrative expenses to be up slightly in the third quarter of 2008, while remaining flat as a percentage of revenue, due to higher facilities and depreciation costs compared to the second quarter.

Amortization of Other Intangibles

	Three Months Ended June 30			Six Months Ended June 30
	2008	2007	Change	2008	2007	Change
Amortization of other intangibles (in thousands)	$242	$466	$(224)	$729	$940	$(211)
Percent of total net revenues	0%	1%		1%	1%

Amortization of other intangibles represents amortization of non-technology related intangible assets. The decrease during 2008 reflected assets from prior acquisitions becoming fully amortized during 2007 and first half of 2008, partially offset by additional amortization from non-technology related intangible assets associated with Vivid Orange Limited which our MicroEdge segment acquired in November 2007.

Restructuring Charges (Benefit)

	Three Months Ended June 30			Six Months Ended June 30
	2008	2007	Change	2008	2007	Change

Restructuring charges (benefit) (in thousands)	$(1)	$227	$(228)	$55	$789	$(734)
Percent of total net revenues	0%	0%		0%	1%

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

During the second quarter of 2008, we recorded a restructuring benefit of $1,000 which related to adjustments to our facility exit assumptions partially offset by the present value amortization of facility exit obligations. During the first quarter of 2008, we recorded a restructuring charge of $56,000 which related to the present value amortization of facility exit obligations.

During the second quarter of 2007, we recorded a restructuring charge of $227,000 due to the update of certain sub-lease assumptions for our prior San Francisco headquarters facility located at 301 Brannan Street, which the Company exited in October 2006. During the first quarter of 2007, we recorded a restructuring charge of $562,000 due to the update of certain sub-lease assumptions for our prior San Francisco headquarters facility located at 301 Brannan Street, which the Company exited in October 2006.

For additional analysis of the components of the payments and charges made against the restructuring accrual during the first half of 2008, see Note 9, “Restructuring Charges” to our condensed consolidated financial statements.

Income from Operations by Segment

	Three Months Ended June 30			Six Months Ended June 30
(in thousands)	2008	2007	Change	2008	2007	Change

Advent Investment Management	$9,290	$5,647	$3,643	$17,226	$8,507	$8,719
MicroEdge	611	1,764	(1,153)	999	2,938	(1,939)
Unallocated corporate operating costs and expenses: Stock-based employee compensation	(3,861)	(3,582)	(279)	(7,252)	(6,828)	(424)
Amortization of developed technology	(732)	(322)	(410)	(1,454)	(686)	(768)
Amortization of other intangibles	(242)	(466)	224	(729)	(940)	211

Total income from operations	$5,066	$3,041	$2,025	$8,790	$2,991	$5,799

Income from operations for the AIM segment increased by approximately $3.6 million in the second quarter of 2008 compared with the second quarter of 2007 primarily as a result of an increase in AIM revenue of $11.4 million or 25%, reflecting increased efficiencies of scale as our total expenses increased by $7.8 million or 19% primarily due to payroll and other related costs from higher headcount of 885 employees at June 30, 2008 from 771 at June 30, 2007, as the AIM segment has added personnel primarily in the client support, product development, professional services and sales and marketing groups.

MicroEdge’s income from operations decreased by $1.2 million and $1.9 million during the three and six months ended June 30, 2008, as compared to comparable periods of 2007, primarily due to an increase in total costs of $1.4 million and $2.9 million. This increase primarily resulted from the investment in our MicroEdge segment reflected by higher payroll and related costs as MicroEdge added more headcount from the acquisition of Vivid Orange Limited in December 2007 and used contractors to support its development of its SmartChange product. The increase in MicroEdge’s costs was partially offset by revenue growth of $0.2 million and $1.0 million during the three and six months ended June 30, 2008.

Interest and Other Income, Net

	Three Months Ended June 30			Six Months Ended June 30
	2008	2007	Change	2008	2007	Change
Interest and other income, net (in thousands)	$3,559	$3,868	$(309)	$3,786	$4,386	$(600)
Percent of total net revenues	6%	7%		3%	4%

Interest and other income, net consists of interest expense and income, realized gains and losses on investments and foreign currency gains and losses.

Interest and other income, net decreased in dollars due to the following (in thousands):

	Change From	Change From
	2007 to 2008	2007 to 2008
	QTD	YTD

Decreased gain on sale of private equity investments	$(854)	$(854)
Decreased impairment loss of private equity investment	585	585
Decreased interest income	(179)	(376)
Decreased interest expense	121	55
Various other items	18	(10)

Total change	$(309)	$(600)

In April 2008, we received the initial deferred contingent payment of $3.4 million as a result of the Company’s sale of its ownership in LatentZero Limited (“LatentZero”) to royalblue group plc. in April 2007.

During the second quarter of 2007, interest income and other income included an aggregate gain of $4.2 million from the sale of two private equity investments, including our investment in LatentZero. Also, in the second quarter of 2007, we recognized an impairment loss of $585,000 associated with one of our other private equity investment.

Despite our higher average cash and cash equivalent balance during 2008 compared to 2007, the decreases in interest income for the three and six months ended June 30, 2008 were attributable to declining market interest rates during 2008.

Interest expense decreased during the three and six months ended June 30, 2008 as we had a no debt outstanding during the first half of 2008 whereas we had drawn down $25.0 million on our credit facility in June 2007 resulting in higher interest expense during the comparable periods of 2007.

Provision for Income Taxes

	Three Months Ended June 30			Six Months Ended June 30
	2008	2007	Change	2008	2007	Change
Provision for income taxes (in thousands)	$1,270	$1,814	$(544)	$2,586	$1,843	$743
Effective tax rate	15%	26%		21%	25%

During the three months ended June 30, 2008, we recorded a provision of $1.3 million resulting in a 15% effective tax rate for the second quarter of 2008.  During the second quarter of 2007, we recorded a provision of $1.8 million reflecting a 26% effective tax rate. The decrease in effective tax rate over the prior year period primarily reflects the recognition of a significant amount of California enterprise zone credits finalized during the second quarter of 2008.

During the six months ended June 30, 2008, we recorded a provision of $2.6 million resulting in a year-to-date effective tax rate of 21%. The increase in income tax expense resulted from an increase in profit before income taxes offset by the decrease in the effective tax rate over the prior year period. The decrease in effective income tax rate over the prior year period is primarily attributed to the recognition of a significant amount of California enterprise zone credits finalized during the period.

We currently expect an annual effective tax rate for 2008 between 30% and 35%. Our expectation is based on a projected fiscal 2008 effective tax rate of 44%, adjusted for discrete tax benefits for tax deductions due to disqualifying dispositions of incentive stock options and employee stock purchase plan shares, the release of valuation allowance relating to capital loss carryforwards due to the realization of capital gains and the recognition of California enterprise zone credits.

LIQUIDITY AND CAPITAL RESOURCES

Our aggregate cash and cash equivalents were $82.4 million at June 30, 2008, compared with $49.6 million at December 31, 2007. Cash equivalents are comprised of highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase.

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Six Months Ended June 30
	2008	2007

Net cash provided by operating activities	$35,039	$25,792
Net cash provided by (used in) investing activities	$(7,052)	$29,310
Net cash provided by (used in) financing activities	$4,545	$(51,287)

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

Our cash provided by operating activities of $35.0 million during the six months ended June 30, 2008 was primarily the result of our net income and non-cash charges including stock-based compensation and depreciation and amortization, partially offset by a gain from our equity investment activity during the six months. Cash flows resulting from changes in assets and liabilities included decreases in accounts receivable and increases in deferred revenue and accounts payable. The decrease in accounts receivable primarily reflected collections during the first half of 2008. Days’ sales outstanding based on billings were 63 and 52 days during the first and second quarters of 2008, respectively, compared to 59 and 62 days in the first and second quarters of 2007. The increase in deferred revenue primarily reflected our continued transition to the term license model. Under the term model, we generally bill and collect for a term agreement in equal installments in advance of each annual period. These amounts are deferred at billing and recognized over the annual term period. This has the effect of increasing deferred revenue when compared to a perpetual license model where no license revenue is deferred. See further discussion of the effects of our transition to a term model in the “Overview” section. Other changes in assets and liabilities included an increase in our prepaid and other assets and decreases in accrued liabilities. The decrease in accrued liabilities reflected cash payments of fiscal 2007 liabilities including year-end payables and bonuses, commissions and payroll taxes.

Our cash provided by operating activities of $25.8 million during the six months ended June 30, 2007 was primarily the result of our net income and non-cash charges including stock-based compensation and depreciation and amortization during the six months ended June 30, 2007, partially offset by a net gain from equity investment activity. Cash flows resulting from changes in assets and liabilities included decreases in accounts receivable and increases in deferred revenue. The decrease in accounts receivable primarily reflected improved collections during the first half of 2007. Days’ sales outstanding decreased to 67 days during the first half of 2007 from 75 days in the fourth quarter of 2006. The increase in deferred revenue primarily reflected our continued transition to the term license model. Other changes in assets and liabilities included an increase in our income taxes payables and prepaid and other assets and decreases in accounts payable and accrued liabilities. The decreases in accounts payable and accrued liabilities reflected cash payments of fiscal 2006 liabilities including year-end payables and bonuses, commissions and payroll taxes.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, the amount of revenue deferred resulting from our shift to a term license model, collection of accounts receivable, and timing of payments to vendors and employees.

Cash Flows from Investing Activities

Net cash used in investing activities of $7.1 million for the six months ended June 30, 2008 reflects capital expenditures of $9.8 million primarily related to the build-out of additional space at our San Francisco headquarters facility, capitalized software development costs of $0.4 million and change in restricted cash of $0.2 million, partially offset by the receipt of $3.4 million for the initial deferred contingent consideration of our sale of our ownership in LatentZero.

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

Cash Flows from Financing Activities

Net cash provided by financing activities of $4.5 million for the six months ended June 30, 2008 reflected proceeds of $2.6 million from the issuance of common stock under the employee stock purchase plan and $2.0 million received from the exercise of employee stock options, net of taxes paid associated with the exercise of stock-settled stock appreciation rights and vesting of restricted stock units. Net cash used in financing activities for the six months ended June 30, 2007 of $51.3 million reflected the repurchase of 2.6 million shares of our common stock for $91.2 million. This was partially offset by a draw-down of $25.0 million against our credit facility and proceeds received from the issuance of common stock of $14.9 million.

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

At June 30, 2008, we had negative working capital of $(4.4) million, compared to negative working capital of $(23.2) million at December 31, 2007. Our negative working capital is primarily due to our common stock repurchases, totaling $91.2 million and $148.6 million during fiscal 2007 and 2006, respectively, and to a lesser extent deferred revenue growth as we continue to transition the substantial majority of our license agreements to term. Excluding deferred revenues and deferred taxes, we had working capital of $109.6 million at June 30, 2008, compared to $81.9 million at December 31, 2007.

In February 2007, Advent Software, Inc. and certain of our domestic subsidiaries entered into a senior secured credit facility agreement (the “Credit Facility”) with Wells Fargo Foothill, Inc. (the “Lender”). Under the Credit Facility, the Lender will provide the Company with a revolving line of credit up to an aggregate amount of $75 million, subject to a borrowing base formula, to provide backup liquidity for general corporate purposes, including stock repurchases, or investment opportunities for a period of three years. As of June 30, 2008 and December 31, 2007, the Company maintained a zero debt balance and was in compliance with all associated covenants.

On May 7, 2008, our Board authorized the repurchase of up to 1.0 million shares of the Company’s common stock. The purchases will be funded from available working capital or available liquidity under our Credit Facility, and repurchased shares will be returned to the status of authorized but un-issued shares of common stock. To date, no shares have been repurchased under this program.

We expect that for the next year, our operating expenses will continue to constitute a significant use of cash flow. In addition, we may use cash to fund acquisitions, repurchase common stock, or invest in other businesses, when opportunities arise. Based upon the predominance of our revenues from recurring sources, term license bookings performance and current expectations, we believe that our cash and cash equivalents, cash generated from operations and availability under our Credit Facility will be sufficient to satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases and financing activities for the next year. However, if we identify opportunities that exceed our current expectation, we may choose to seek additional capital resources.

Off-Balance Sheet Arrangements and Contractual Obligations

We currently have no significant capital commitments other than commitments under our operating leases, which decreased from $52.7 million at December 31, 2007 to $50.1 million at June 30, 2008.

The following table summarizes our contractual cash obligations as of June 30, 2008 (in thousands):

	Six
	Months Ended
	December 31	Years Ended December 31
	2008	2009	2010	2011	2012	Thereafter	Total
Operating lease obligations, net of sub-lease income	$4,008	$6,525	$6,163	$5,711	$5,055	$22,601	$50,063

At June 30, 2008 and December 31, 2007, we had a gross liability of $5.9 million for uncertain tax positions associated with the adoption of FIN 48. If recognized, the portion of unrecognized tax benefits at June 30, 2008 that would decrease our tax position and increase net income is $4.9 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of the federal tax benefit of state income tax items. Since almost all of this liability relates to reserves against deferred tax assets that we do not expect to utilize in the short term, we cannot estimate the timing of potential future cash settlements and have not included any estimates in the table of contractual cash obligations above. Additionally, our cash payments for income taxes will continue to be nominal until at least 2010 as we have significant net operating losses, capital losses and tax credit carryforwards to utilize.

At June 30, 2008 and December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Historically, much of our revenues and capital spending was transacted in U.S. dollars. However, since the acquisitions of Advent Denmark, Advent Norway, Advent Sweden, Advent Netherlands, Vivid Orange Ltd. and Advent Europe’s remaining distributors in the United Kingdom and Switzerland, whose service and certain license revenues and capital spending are transacted in local country currencies, we have greater exposure to foreign currency fluctuations. Additionally as of June 30, 2008, $49.4 million of goodwill and $2.8 million of other intangibles from the acquisition of these entities are denominated in foreign currency. Therefore a hypothetical change of 10% could increase or decrease our assets and equity by approximately $5 million. We do not believe that a hypothetical 10% change in foreign currency exchange rates would have a material adverse effect on our condensed consolidated results of operations or cash flows.

Our interest rate risk related primarily to our investment portfolio which consisted of $37.3 million in cash equivalents as of December 31, 2007 and $72.3 million in cash equivalents as of June 30, 2008. These cash equivalent securities were comprised of US government debt securities which would not be materially affected by an immediate sharp increase or decrease in interest rates. As of June 30, 2008 and December 31, 2007, Advent did not hold any auction rate securities and does not plan to hold them in the near future.

We also have interest rate risk relating to debt under our line of credit facility which is indexed to LIBOR or a Wells Fargo prime rate. However, as of June 30, 2008, we essentially have no exposure for market risk for changes in interest rates associated with our credit facility, as we have a zero balance of debt.

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

Our investments in privately held companies are assessed for impairment when a review of the investee’s operations indicates that a decline in value of the investment is other than temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. Impaired investments in privately held companies are written down to estimated fair value. We estimate fair value using a variety of valuation methodologies. Such methodologies include comparing the private company with publicly traded companies in similar lines of business, applying revenue and price/earnings multiples to estimated future operating results for the private company and estimating discounted cash flows for that company. We could lose our entire investment in these companies. At June 30, 2008 and December 31, 2007, our net investments in privately-held companies totaled $0.5 million.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Principal Executive and Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(f) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Principal Executive and Financial Officer has concluded our disclosure controls and procedures were effective as of June 30, 2008 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to Advent’s management, including our Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting which were identified in connection with the evaluation required by Rule 13a-15(e) of the Exchange Act that occurred during the second quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, Advent’s internal control over financial reporting.

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

Our Sales Cycle is Long and We Have Limited Ability to Forecast the Timing and Amount of Specific Sales and the Timing of Specific Implementations

The purchase of our software products often requires prospective customers to provide significant executive-level sponsorship and to make major systems architecture decisions. As a result, we must generally engage in relatively lengthy sales and contracting efforts. Sales transactions may therefore be delayed during the customer decision process because we must provide a significant level of education to prospective customers regarding the use and benefit of our products. Our business and prospects are subject to uncertainties in the financial markets and customers remain cautious about capital and information technology expenditures. The sales cycle associated with the purchase of our solutions is typically between two and twelve months depending upon the size of the client, and is subject to a number of significant risks over which we have little or no control, including broader financial market volatility, customers’ budgeting constraints, internal selection procedures, and changes in customer personnel, among others.

As a result of a lengthy and unpredictable sales cycle, we have limited ability to forecast the timing and amount of specific perpetual license sales, or term license sales which we report quarterly as term license contract value (TCV). The timing of large individual license sales is especially difficult to forecast, and we may not be successful in closing large license transactions on a timely basis or at all. Customers may postpone their purchases of our existing products or product enhancements in advance of the anticipated introduction of new products or product enhancements by us or our competitors. Accordingly, our perpetual license revenue or our level of TCV in any particular period is subject to significant fluctuation.

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

We Depend Heavily on Our Axys®, Geneva, APX and Moxy Products

We derive over half of our net revenues from the license and maintenance revenues from our Axys, Geneva, APX and Moxy products. In addition, Moxy and many of our applications, such as Partner and various data services have been designed to provide an integrated solution with Axys, Geneva and APX. As a result, we believe that for the next several years a majority of our net revenues will depend upon continued market acceptance of Axys, Geneva, APX, and Moxy, and upgrades to those products. In addition, APX, our newest portfolio accounting and reporting product, is of critical importance in providing a migration path for many of our Axys customers. Our long-term growth would be harmed if we are unable to establish APX as a leading product in the market. As a result, we may not be able to successfully migrate existing Axys clients to APX, or to attract new customers to buy APX.

Our Current Operating Results May Not Be Reflective of Our Future Financial Performance

During fiscal 2007 and the first six months of 2008, we recognized 77% and 80%, respectively, of total net revenues from recurring sources, which we define as revenues from term license, maintenance on perpetual licenses and other recurring revenue. We generally recognize revenue from these sources ratably over the terms of these agreements, which typically range from one to three years. As a result, almost all of our revenues in any quarter are generated from contracts entered into during previous periods.

Consequently, a significant decline in new business generated in any quarter may not materially affect our results of operations in that quarter but will have an impact on our revenue growth rate in future quarters. Additionally, a decline in renewals of term agreements, maintenance or data contracts during a quarter will not be fully reflected in our financial performance in that quarter. For example, because we recognize revenue ratably, the non-renewal of term agreements or maintenance contracts late in a quarter may have very little impact on revenue for that quarter, but will reduce revenue in future quarters. In addition, we may be unable to adjust our costs in response to reduced revenue.

Further, because of the large percentage of revenue from recurring sources, our historical operating results on a generally accepted accounting principles (GAAP) basis will not necessarily be the sole or most relevant factor in predicting our future operating results. Accordingly, we report non-GAAP information, such as our quarterly term license bookings metrics (expressed as term license contract value, “TCV”, or annual contract value, “ACV”) and maintenance renewal rates, that is intended to provide investors with certain of the information that management uses as a basis for planning and forecasting of future periods. However, placing undue reliance upon non-GAAP or operating information is not appropriate because this information is neither standardized across companies nor subjected to the same control activities and audit procedures that produce our GAAP financial results.

Uncertain Economic and Financial Market Conditions Have in the Past and Could in the Future Adversely Affect Our Business

We believe that the market for large investment management software systems may be affected by a number of factors, including reductions in capital expenditures by large customers and poor performance of major financial markets. The target clients for our products include a range of financial services organizations that manage investment portfolios. In addition, in our MicroEdge business segment, we target corporations, public funds, universities and non-profit organizations, which also manage investment portfolios and have many of the same needs. The success of many of our clients is intrinsically linked to the health of the financial markets. We believe that demand for our solutions has been in the past, and could be in the future, disproportionately affected by fluctuations, disruptions, instability or downturns in the economy and financial services industry which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products. For example, beginning in the second half of 2007, difficulties in the mortgage and broader credit markets in the United States and elsewhere resulted in a relatively sudden and substantial decrease in the availability of credit and a corresponding increase in funding costs. The current volatility and uncertainty in the financial markets generally has also caused large losses and layoffs announced by financial institutions and could result in reduced expenditures for software and related services. Additionally, an economic downturn would also cause a decline in our clients’ assets under management which would in turn cause our revenues to decrease since pricing is based on assets under management. Furthermore, competitors may respond to market conditions by lowering prices and attempting to lure away our customers and prospects to lower cost solutions.  In addition, a slowdown in the formation of new investment firms, especially hedge funds, or a decline in the growth of assets under management would cause a decline in demand for our solutions. Also, consolidation of financial services firms can result in reduced technology expenditures or acquired customers using the acquirer’s own proprietary software and services solutions or the solutions of another vendor.  In some circumstances where both acquisition parties are customers of Advent, the combined entity may require fewer Advent products and services than each individually licensed, thus reducing our revenue.

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

We have, in the past, experienced a number of market downturns in the financial services industry and resulting declines in information technology spending, which has caused longer sales and contracting cycles, deferral or delay of information technology projects and generally reduced expenditures for software and related services. Although these factors have not adversely impacted our operating results for the first six months of 2008, we believe that a continuation or worsening of current volatility and uncertainty in the financial markets and the financial services sector could have a material adverse effect on our revenues and results of operations in the longer term.

If Our Existing Customers Do Not Renew Their Term License, Perpetual Maintenance or Other Recurring Contracts, Our Business Will Suffer

Revenues recognized from recurring contracts represented 77% and 80% of total net revenues in fiscal 2007 and the first six months of 2008, respectively. We expect to continue to derive a significant portion of our revenue from our clients’ renewal of term license, perpetual maintenance and other recurring contracts and such renewals are critical to our future success. Some factors that may affect the renewal rate of our contracts include:

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

We only have limited experience with renewals of our term license contracts. During the third quarter of 2007, we commenced renewing term license contracts signed in the third quarter of 2004.  These were the first three-year term license contracts to be renewed by Advent since our transition to a term pricing model began. Our customers have no obligation to renew their term license contracts and given the small number of contracts subject to renewal that were renewed in the second half of 2007 and first half of 2008, we cannot yet conclude whether customers will renew in a manner consistent with our perpetual maintenance customers.  Additionally, we cannot predict whether the renewals will be less advantageous to us than the original term contract. For example, the renewal periods for our term license contracts are typically shorter than our original term license contract and customers may request a reduction in the number of users or products licensed, resulting in a lower annual term license fee.  Further, customers may elect to not renew their term license contracts at all. Additionally, we may incur significantly more costs in securing our term license contract renewals than we incur for our perpetual maintenance renewals. If our term license contract customers renew under terms less favorable to us or choose not to renew their contracts, or if it costs significantly more to secure a renewal for us, our operating results may be harmed.

We Operate in a Highly Competitive Industry

The market for investment management software is competitive and highly fragmented, is subject to rapid change and is sensitive to new product introductions and marketing efforts by industry participants. Our largest single source of competition is from proprietary systems used by existing and potential clients, many of whom develop their own software for their particular needs and therefore may be reluctant to license software products offered by third party vendors such as Advent. We also face significant competition from other providers of software and related services as well as providers of outsourced services. Many of our competitors have longer operating histories and greater financial, technical, sales and marketing resources than we do. In addition, consolidation has occurred among some of the competitors in our markets. Competitors vary in size, scope of services offered and platforms supported. In recent years, many of our competitors have merged with each other or with other larger third parties, and it is possible that even larger companies will emerge through additional acquisitions of companies and technologies. Any further consolidation among our competitors may result in stronger competitors in our markets and may therefore either result in a loss of market share or harm our results of operations. In addition, we also face competition from potential new entrants into our market that may develop innovative technologies or business models. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure will not result in price reductions, reduced operating margins or loss of market share, any one of which could seriously harm our business.

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

Our Operating Results May Fluctuate Significantly

We are well over halfway through our transition to a predominantly term license model. Until we substantially complete our transition to a term license model, our net revenues will be affected by the relatively slower revenue recognition associated with the term license model, which is typically over a three-year period, and by the reduction in perpetual license revenue. Under a perpetual model, customers purchase licenses to use our software indefinitely and generally we recognize all license revenue at the time of sale; maintenance is purchased under an annual renewable contract, and recognized ratably over the contract period. Under a term model, customers purchase a license to use our software and receive maintenance for a limited period of time and we recognize the revenue ratably over the length of the contract.

During the first six months of 2008, term license revenues comprised approximately 29% of term license, maintenance and other recurring revenues as compared to approximately 22% and 14% in fiscal 2007 and 2006, respectively. Term license contracts are comprised of both software licenses and maintenance services. Individual perpetual software licenses vary significantly in value, and the value and timing of these transactions can therefore cause our quarterly perpetual license revenues to fluctuate.

When a customer purchases a term license together with implementation services we do not recognize any revenue under the contract until the implementation services are substantially completed and then we recognize revenue ratably over the remaining length of the contract. If the implementation services are still in progress as of quarter-end, we will defer all of the contract revenues to a subsequent quarter. As a result of these and other factors, our quarterly net revenues may fluctuate significantly. Our expense levels are relatively fixed in the short-term. Due to the fixed nature of these expenses, combined with the relatively high gross margin historically achieved on our products, an unanticipated decline in net revenues in any particular quarter may adversely affect our operating results. For example, during 2007, we deferred net revenues of $11.8 million and deferred directly related expenses of $4.1 million. The impact of these deferrals on our operating income for 2007 was approximately $7.7 million.

In addition, we experience seasonality in our licensing. We believe that this seasonality results primarily from customer budgeting cycles and the annual nature of some AUA contracts, and expect this seasonality to continue in the future.  The fourth quarter of the year typically has more licensing activity.  That can result in term license bookings and perpetual license fee revenue being the highest in the fourth quarter, followed by lower term license bookings and perpetual license revenue in the first quarter of the following year. Also, term licenses entered into during a quarter may not result in recognition of associated revenue until later quarters, as we begin recognizing revenue for such licenses when the related implementation services are substantially complete. In addition, we may see commission and bonus expenses in the period in which we enter into a license, but not recognize the associated revenue until later periods.

Because of the above factors, we believe that quarter-to-quarter comparisons of our operating results are not necessarily reliable indicators of future performance.

If Our Relationship with Financial Times/Interactive Data Is Terminated or Other Large Subscription-based Relationships are Terminated, Our Business May Be Harmed

Many of our clients use our proprietary interface to electronically retrieve pricing and other data from Financial Times/Interactive Data (“FTID”). FTID pays us a commission based on their revenues from providing this data to our clients. Our software products have been customized to be compatible with their system and this software would need to be redesigned if their services were unavailable for any reason. Termination of our current agreement with FTID would require at least one year’s notice by either us or them, or 90 days in the case of material breach. Our operating results would be adversely impacted if our relationship with FTID was terminated or their services were unavailable to our clients for any reason. In recent years, Advent has entered into contracts relating to our subscription, data management revenue streams and outsourced services with contract values that are substantially larger than we have customarily entered into in the past, including most recently our agreement with TIAA-CREF.  It is too early to know whether we will be able to continue to sign large recurring revenue contracts of this nature, and our operating results could be adversely impacted if those agreements are not fully implemented, terminated or not renewed.  Some of these agreements are subject to milestones, acceptance and penalties and there is no assurance that these agreements will be fully implemented, renewed, or that Advent will be able to enter similar or larger sized contracts in the future.

We Must Retain and Recruit Key Employees

We believe that our future success is dependent on the continued employment of our senior management and our ability to identify, attract, motivate and retain qualified technical, sales and other personnel. Members of our executive management team have acquired specialized knowledge and skills with respect to Advent. We need technical resources such as our product development engineers to develop new products and enhance existing products; we rely upon sales personnel to sell our products and services and maintain healthy business relationships; we must recruit professional service consultants to support the anticipated increase in product implementations; we must hire client services personnel to provide technical support to our growing installed base of customers; and we must attract and retain financial and accounting personnel to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. For example, our Chief Financial Officer left the Company effective as of July 31, 2008 and we have not yet named a new individual to fill that position. If we are unable to secure a replacement in a timely manner for our chief financial officer position, our results of operations may be harmed and our ability to report our financial results may be impaired. We need to identify, attract, motivate and retain such employees with the requisite education, backgrounds and industry experience.  However, experienced personnel in the information technology industry are in high demand and competition for their talents is intense, especially in the San Francisco Bay Area where the majority of our employees are located.

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

We Face Challenges in Expanding Our International Operations

We market and sell our products in the United States and, to a lesser extent, internationally. From 2001 through 2005, we acquired the subsidiaries of our independent distributor. In addition, we have begun to expand our sales in relatively new jurisdictions for Advent, such as the Middle East, Eastern Europe, and continue to explore other market regions, such as Asia. In 2006 we opened a branch office of Advent Europe Ltd. in the United Arab Emirates, as well as a subsidiary of Advent Software, Inc. in Hong Kong in 2008.  To further expand our international operations, we would need to establish additional locations, continue to localize our software and acquire other businesses or enter into additional distribution relationships in other parts of the world. International operations, including further expansion and entry into new international markets, would require significant management attention and financial resources. We cannot be certain that establishing businesses in other countries will produce the desired levels of revenues, such as in the case of our Greek subsidiary, Advent Hellas, which produced less than satisfactory revenues and profitability before its sale by Advent in 2005. We currently have limited experience in developing localized versions of our products and marketing and distributing our products internationally. In addition, international operations are subject to other inherent risks, including:

•                  The impact of recessions in economies outside the United States;

•                  Adverse changes in foreign currency exchange rates;

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

If We Are Unable to Protect Our Intellectual Property We May Be Subject to Increased Competition that Could Seriously Harm Our Business

Our success depends significantly upon our proprietary technology. We currently rely on a combination of copyright, trademark, patent and trade secret law, as well as confidentiality procedures and contractual provisions to protect our proprietary rights. We have registered trademarks and copyrights for many of our products and services and will continue to evaluate the registration of additional trademarks and copyrights as appropriate. We generally enter into confidentiality agreements with our employees, customers, resellers, vendors and others. We seek to protect our software, documentation and other written materials under trade secret and copyright laws. We also have one registered patent. While we do not believe we are dependent on any one of our intellectual property rights, we do rely on the combination of intellectual property rights and other measures to protect our proprietary rights and despite our efforts, existing intellectual property laws may afford only limited protection. In addition, it may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use our proprietary information. In addition, we cannot be certain that others will not develop or acquire substantially equivalent or superseding proprietary technology, equivalent or better products will not be marketed in competition with our products, or others may not design around any patent that may be issued to us or other intellectual property rights of ours, thereby substantially reducing the value of our proprietary rights. We cannot be sure that we will develop proprietary products or technologies that are patentable, that any patent, if issued, would provide us with any competitive advantages or would not be challenged by third parties, or that the patents of others will not adversely affect our ability to do business. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary to protect our proprietary technology which may be time-consuming and expensive, with no assurance of success.  As a result, we cannot be sure that our means of protecting our proprietary rights will be adequate.

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

Catastrophic Events Could Adversely Affect Our Business

Our operations are exposed to potential disruption by fire, earthquake, flood, power loss, telecommunications failure, security breaches, criminal acts, terrorist incidents and other events. Our corporate headquarters are located in the San Francisco Bay Area, which is a region with significant seismic activity. Earthquakes such as that experienced in 1989 could disrupt our business. Such disruptions could affect our ability to sell and deliver products and services and other critical functions of our business. Further, such disruptions could cause instability in the financial markets or the spending of our clients and prospects upon which we depend.

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

Two of Our Principal Stockholders Have an Influence Over our Business Affairs and May Make Business Decisions with Which You Disagree and Which May Adversely Affect the Value of Your Investment

Our Chief Executive Officer and the Chairman of our board of directors own or control, indirectly or directly, a substantial number of shares of our common stock (approximately 36% as of July 31, 2008). As a result, if these people act together, they will have the ability to exert significant influence on matters submitted to our stockholders for approval, such as the election or removal of directors, amendments to our certificate of incorporation or the approval of a business combination. These actions may be taken even if they are opposed by other stockholders or it may be difficult to approve these actions without their consent. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

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

Covenants in Our Credit Facility Agreement Could Adversely Affect our Financial Condition

In February 2007, we entered into a senior secured facility agreement which provides us with a revolving line of credit up to an aggregate amount of $75.0 million. Our continued ability to borrow under our credit facility is subject to compliance with certain financial and non-financial covenants. The financial covenant is limited to a maximum ratio of senior debt to earnings before interest, taxes, depreciation, and amortization (EBITDA), adjusted for cost capitalizations, extraordinary gains (losses) and non-cash stock compensation. Our failure to comply with such covenants could cause default under the agreement, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unfavorable terms. In the event of default which is not remedied within the prescribed timeframe, the assets of the Company (subject to the amount borrowed) may be attached or seized by the lender. As of June 30, 2008 and December 31, 2007, we had no outstanding borrowings under this credit facility and were in compliance with all covenants.

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

On May 7, 2008, Advent’s Board authorized the repurchase of up to 1.0 million shares of the Company’s outstanding common stock. As of June 30, 2008, no shares have been repurchased under this repurchase authorization. The following table provides a month-to-month summary of the repurchase activity under the stock repurchase programs approved by the Board in May 2008 during the three months ended June 30, 2008:

			Maximum
	Total	Average	Number of Shares That
	Number	Price	May Yet Be Purchased
	of Shares	Paid	Under Our Share
	Purchased	Per Share	Repurchase Programs
	(shares in thousands)

April 2008	—	$—	—
May 2008	—	$—	1,000
June 2008	—	$—	1,000

Total	—	$—	1,000

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders on May 7, 2008, the Company’s stockholders re-elected directors, ratified the appointment of our independent registered public accounting firm and approved an amendment to our 2002 Stock Plan, and the voting results of the meeting were reported in Item 4 of our Quarterly Report on Form 10-Q for the period ended March 31, 2008 which is incorporated herein by this reference.

Item 5.  Other Information

None.

Item 6.	Exhibits

	10.1	Agreement between Advent and Interactive Data Corporation dated January 1, 1995 *

	10.2	Separation Agreement between Advent and Craig B. Collins dated July 28, 2008 **

	31.1	Certification of Principal Executive and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Principal Executive and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment requested as to certain portions of this exhibit.

**	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVENT SOFTWARE, INC.

Dated: August 7, 2008	By:	/s/ Stephanie G. DiMarco
Stephanie G. DiMarco
Executive President,
Chief Executive Officer and President (Principal Executive and Financial Officer)

Dated: August 7, 2008	By:	/s/ James S. Cox
James S. Cox
Vice President and Corporate Controller (Principal Accounting Officer)