Form 10-Q
period 2008-09-30
ADVENT SOFTWARE INC /DE/
filed 2008-11-07
CIK 1002225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2008

or

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

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2008 was 26,926,881.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30	December 31
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$76,122	$49,589
Accounts receivable, net	47,793	47,574
Deferred taxes, current	10,278	10,288
Prepaid expenses and other	19,664	19,577
Total current assets	153,857	127,028
Property and equipment, net	39,730	27,779
Goodwill	104,745	106,520
Other intangibles, net	7,943	9,376
Deferred taxes, long-term	70,981	70,981
Other assets, net	11,107	10,645

Total assets	$388,363	$352,329

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,298	$4,382
Accrued liabilities	25,484	29,328
Deferred revenues	131,535	115,398
Income taxes payable	4,598	1,086
Total current liabilities	171,915	150,194
Deferred income taxes	711	998
Deferred revenues, long-term	6,193	4,939
Other long-term liabilities	15,935	16,352

Total liabilities	194,754	172,483

Commitments and contingencies (See Note 10)

Stockholders’ equity:
Common stock	265	265
Additional paid-in capital	340,905	326,964
Accumulated deficit	(159,935)	(161,685)
Accumulated other comprehensive income	12,374	14,302
Total stockholders’ equity	193,609	179,846

Total liabilities and stockholders’ equity	$388,363	$352,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Net revenues:
Term license, maintenance and other recurring	$51,736	$43,046	$151,713	$122,782
Perpetual license fees	4,565	6,054	15,432	17,670
Professional services and other	8,619	6,449	23,275	15,452

Total net revenues	64,920	55,549	190,420	155,904

Cost of revenues:
Term license, maintenance and other recurring	11,950	9,757	34,263	27,837
Perpetual license fees	225	218	766	632
Professional services and other	11,056	7,662	27,301	19,950
Amortization of developed technology	725	332	2,179	1,018

Total cost of revenues	23,956	17,969	64,509	49,437

Gross margin	40,964	37,580	125,911	106,467

Operating expenses:
Sales and marketing	15,452	13,482	46,468	40,356
Product development	11,077	9,334	36,975	30,006
General and administrative	9,527	8,393	27,986	25,014
Amortization of other intangibles	141	463	870	1,403
Restructuring charges	41	113	96	902

Total operating expenses	36,238	31,785	112,395	97,681

Income from operations	4,726	5,795	13,516	8,786
Interest and other income (expense), net	(167)	(138)	3,619	4,248

Income before income taxes	4,559	5,657	17,135	13,034
Provision for income taxes	1,847	2,361	4,433	4,204

Net income	$2,712	$3,296	$12,702	$8,830

Net income per share:
Basic	$0.10	$0.13	$0.48	$0.33
Diluted	$0.10	$0.12	$0.45	$0.32

Weighted average shares used to compute net income per share:
Basic	26,788	25,781	26,690	26,541
Diluted	28,198	27,401	28,199	27,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30
	2008	2007
Cash flows from operating activities:
Net income	$12,702	$8,830
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	12,306	10,047
Depreciation and amortization	9,544	8,170
Loss on dispositions of fixed assets	4	444
Provision for doubtful accounts	529	121
Provision for (reduction of) sales returns	61	(67)
Gain on investments	(3,393)	(4,265)
Other-than-temporary loss on private equity investments	—	585
Deferred income taxes	(278)	(195)
Other	197	54
Effect of statement of operations adjustments	18,970	14,894
Changes in operating assets and liabilities:
Accounts receivable	(748)	685
Prepaid and other assets	746	(3,385)
Accounts payable	5,915	(1,017)
Accrued liabilities	(4,473)	(116)
Deferred revenues	17,328	14,582
Income taxes payable	3,726	3,763
Effect of changes in operating assets and liabilities	22,494	14,512

Net cash provided by operating activities	54,166	38,236

Cash flows from investing activities:
Net cash used in acquisitions	(1,000)	(1,022)
Purchases of property and equipment	(18,381)	(7,138)
Capitalized software development costs	(1,703)	(2,447)
Proceeds from sale of private equity investments	3,393	11,621
Sales and maturities of marketable securities	—	24,921
Change in restricted cash	(248)	(372)

Net cash provided by (used in) investing activities	(17,939)	25,563

Cash flows from financing activities:
Proceeds from common stock issued from exercises of stock options	4,892	17,961
Withholding taxes related to equity award net share settlement	(2,000)	(57)
Proceeds from common stock issued under the employee stock purchase plan	2,576	1,829
Repurchase of common stock	(15,032)	(91,157)
Proceeds from long-term borrowing	—	25,000
Repayment of long-term borrowing	—	(5,000)

Net cash used in financing activities	(9,564)	(51,424)

Effect of exchange rate changes on cash and cash equivalents	(130)	241

Net change in cash and cash equivalents	26,533	12,616
Cash and cash equivalents at beginning of period	49,589	30,187

Cash and cash equivalents at end of period	$76,122	$42,803

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

Note 2—Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2008, as compared to the recent accounting pronouncements described in Advent’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, that are of significance, or potential significance, to the Company.

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

Note 3—Stock-Based Compensation

Equity Award Activity

A summary of the status of the Company’s stock option and stock appreciation right (“SAR”) activity for the period presented follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Life	Value
	(in thousands)	Price	(in years)	(in thousands)

Outstanding at December 31, 2007	3,818	$24.61
Options & SARs granted	812	$42.99
Options & SARs exercised	(298)	$21.51
Options & SARs canceled	(207)	$41.23
Outstanding at September 30, 2008	4,125	$27.62	6.25	$39,450
Exercisable at September 30, 2008	2,388	$22.94	4.86	$31,078

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $35.23 as of September 30, 2008 for options that were in-the-money as of that date.

The weighted average grant date fair value of options and SARs granted during the nine months ended September 30, 2008 was $18.35 per share. The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $7.2 million and $16.4 million, respectively. The total cash received from employees as a result of employee stock option exercises, net of taxes paid for SARs exercised and restricted stock units (“RSU”) vested, during the nine months ended September 30, 2008 and 2007 was approximately $2.9 million and $17.9 million, respectively.

The Company settles exercised stock options and SARs with newly issued common shares.

A summary of the status of the Company’s RSU activity for the nine months ended September 30, 2008 is as follows:

		Weighted
	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value

Outstanding and unvested at December 31, 2007	571	$34.62

RSUs granted	260	$41.94

RSUs vested	(110)	$29.29

RSUs canceled	(27)	$37.65

Outstanding and unvested at September 30, 2008	694	$38.09

The weighted average grant date fair value was determined based on the closing market price of the Company’s common stock on the date of the award. The aggregate intrinsic value of RSUs outstanding at September 30, 2008 was $24.4 million, based on the closing price of $35.23 per share as of September 30, 2008.

Stock-Based Compensation Expense

The effect of stock-based employee compensation expense recognized on Advent’s condensed consolidated statement of operations for the three and nine months ended September 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Statement of operations classification
Cost of term license, maintenance and other recurring revenues	$368	$295	$981	$870
Cost of professional services and other revenues	280	189	775	546
Total cost of revenues	648	484	1,756	1,416

Sales and marketing	1,339	998	3,476	3,134
Product development	1,110	749	2,990	2,386
General and administrative	1,957	988	4,084	3,111
Total operating expenses	4,406	2,735	10,550	8,631

Total stock-based employee compensation expense	$5,054	$3,219	$12,306	$10,047

Tax effect on stock-based employee compensation	(1,873)	(1,232)	$(4,524)	$(3,561)

Net effect on net income	$3,181	$1,987	$7,782	$6,486

Advent capitalized stock-based employee compensation expense of $246,000 and $283,000 during the nine months ended September 30, 2008 and 2007, respectively, associated with the Company’s software development, internal-use software and professional services implementation projects.

As of September 30, 2008, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimated forfeitures, was $31.0 million and is expected to be recognized through the remaining vesting period of each grant, with a weighted average remaining period of 3.0 years.

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Stock Options & SARs
Expected volatility	42.0% - 43.7%	33.1% - 35.5%	41.8% - 43.7%	32.9% - 38.4%
Expected life (in years)	5.27	4.58	3.82 - 5.27	3.75 - 4.58
Risk-free interest rate	2.7% - 3.4%	4.2% - 5.0%	2.6% - 3.9%	4.2% - 5.2%
Expected dividends	None	None	None	None

Employee Stock Purchase Plan
Expected volatility	46.0%	35.5%	43.8% - 46.0%	35.5% - 36.5%
Expected life (in months)	6	6	6	6
Risk-free interest rate	2.0%	5.0%	2.0% - 3.4%	4.2% - 5.0%
Expected dividends	None	None	None	None

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Numerator:
Net income	$2,712	$3,296	$12,702	$8,830

Denominator:
Denominator for basic net income per share-weighted average shares outstanding	26,788	25,781	26,690	26,541

Dilutive common equivalent shares:
Employee stock options and other	1,410	1,620	1,509	1,370

Denominator for diluted net income per share-weighted average shares outstanding, assuming exercise of potential dilutive common shares	28,198	27,401	28,199	27,911

Basic net income per share	$0.10	$0.13	$0.48	$0.33
Diluted net income per share	$0.10	$0.12	$0.45	$0.32

Weighted average stock options, SARs and RSUs of approximately 1.4 million and 1.2 million for the three and nine months ended September 30, 2008, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. Similarly, weighted average stock options, SARs and RSUs of approximately 0.8 million and 1.4 million for the three and nine months ended September 30, 2007, respectively, were excluded from the calculation of diluted net income per share.

Note 5—Goodwill

The changes in the carrying value of goodwill for the nine months ended September 30, 2008 were as follows (in thousands):

Goodwill

Balance at December 31, 2007	$106,520
Translation adjustments	(1,775)

Balance at September 30, 2008	$104,745

Foreign currency translation adjustments totaling $1.8 million reflect the strengthening of the U.S. dollar versus European currencies during the nine months ended September 30, 2008.

Note 6—Other Intangibles

The following is a summary of other intangibles as of September 30, 2008 (in thousands):

	Average
	Amortization	Other		Other
	Period	Intangibles,	Accumulated	Intangibles,
	(Years)	Gross	Amortization	Net

Purchased technologies	4.9	$16,302	$(13,564)	$2,738
Product development costs	3.0	8,111	(3,669)	4,442

Developed technology sub-total		24,413	(17,233)	7,180

Customer relationships	5.5	22,946	(22,262)	684
Other intangibles	3.5	396	(317)	79

Customer relationships and other sub-total		23,342	(22,579)	763

Balance at September 30, 2008		$47,755	$(39,812)	$7,943

The following is a summary of other intangibles as of December 31, 2007 (in thousands):

	Average
	Amortization	Other		Other
	Period	Intangibles,	Accumulated	Intangibles,
	(Years)	Gross	Amortization	Net

Purchased technologies	4.9	$16,529	$(13,001)	$3,528
Product development costs	3.0	6,290	(2,081)	4,209

Developed technology sub-total		22,819	(15,082)	7,737

Customer relationships	5.5	22,673	(21,130)	1,543
Other intangibles	3.6	404	(308)	96

Customer relationships and other sub-total		23,077	(21,438)	1,639

Balance at December 31, 2007		$45,896	$(36,520)	$9,376

The changes in the carrying value of other intangibles during the nine months ended September 30, 2008 were as follows (in thousands):

	Other		Other
	Intangibles,	Accumulated	Intangibles,
	Gross	Amortization	Net

Balance at December 31, 2007	$45,896	$(36,520)	$9,376
Additions	1,703	—	1,703
Stock-based compensation additions	118	—	118
Amortization	—	(3,049)	(3,049)
Translation adjustments	38	(243)	(205)

Balance at September 30, 2008	$47,755	$(39,812)	$7,943

Based on the carrying amount of intangible assets as of September 30, 2008, the estimated future amortization is as follows (in thousands):

	Three
	Months Ended
	December 31	Years Ended December 31
	2008	2009	2010	2011	2012	Thereafter	Total
Estimated future amortization of:
Developed technology	$762	$2,678	$2,125	$970	$616	$29	$7,180
Other intangibles	275	344	33	27	27	57	763

Total	$1,037	$3,022	$2,158	$997	$643	$86	$7,943

Note 7—Balance Sheet Detail

The following is a summary of prepaid expenses and other (in thousands):

	September 30	December 31
	2008	2007

Prepaid commission	$5,705	$5,364
Prepaid contract expense	7,138	5,353
Prepaid royalty	1,952	2,624
Other	4,869	6,236

Total prepaid expenses and other	$19,664	$19,577

The following is a summary of other assets, net (in thousands):

	September 30	December 31
	2008	2007

Long-term investments, net	$500	$500
Long-term prepaid commissions	4,486	5,368
Deposits	2,859	2,628
Prepaid contract expense, long-term	3,223	1,838
Other	39	311

Total other assets, net	$11,107	$10,645

Long-term investments include an equity investment in a privately held company. This equity investment is carried at the lower of cost or fair value at September 30, 2008 and December 31, 2007.

On April 30, 2007, the Company, together with other LatentZero Limited (“LatentZero”) shareholders, sold their ownership in LatentZero to royalblue group plc. The maximum possible consideration due to the Company from the sale of its ownership interest in LatentZero is approximately $17 million, which is comprised of initial consideration of $10 million, paid at completion of the sale transaction and up to an aggregate $7 million of deferred contingent consideration for fiscal years 2007 and 2008. Consideration is denominated in Pounds Sterling (GBP) and the actual amounts of consideration in U.S. dollars to be received by the Company may differ depending on foreign exchange rates at the time of payment. During the second quarter of 2008, the Company received the first deferred contingent payment of $3.4 million for fiscal 2007 and recorded this gain in “interest and other income, net” on its condensed consolidated statement of operations for the nine months ended September 30, 2008.

On June 30, 2008, the Company, together with other LatentZero shareholders, executed a Deed of Amendment to fix the deferred contingent consideration for fiscal 2008 at approximately $3 million payable in March 2009. The Company will record this contingent gain when realized.

Deposits include restricted cash of $1.9 million and $1.6 million as of September 30, 2008 and December 31, 2007, respectively, to secure a bank letter of credit associated with the Company’s definitive lease agreement, as amended, with Toda Development, Inc. (“Toda”) for its San Francisco headquarters facility.

The following is a summary of accrued liabilities (in thousands):

	September 30	December 31
	2008	2007

Salaries and benefits payable	$12,795	$18,696
Accrued restructuring, current portion	957	2,531
Other	11,732	8,101

Total accrued liabilities	$25,484	$29,328

Accrued restructuring charges are discussed further in Note 9, “Restructuring Charges.” Other accrued liabilities include accruals for royalties, sales and business taxes, acquisition related costs, and other miscellaneous items.

The following is a summary of other long-term liabilities (in thousands):

	September 30	December 31
	2008	2007

Deferred rent	$8,610	$8,902
Accrued restructuring, long-term portion	1,332	1,734
Reserve for uncertain tax positions	4,960	4,746
Other	1,033	970

Total other long-term liabilities	$15,935	$16,352

Note 8—Comprehensive Income

The components of comprehensive income (net of tax, if any) were as follows for the periods presented (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007

Net income	$2,712	$3,296	$12,702	$8,830
Unrealized gain on marketable securities	—	—	—	8
Foreign currency translation adjustment	(4,350)	2,014	(1,928)	3,080

Total comprehensive income	$(1,638)	$5,310	$10,774	$11,918

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

During the nine months ended September 30, 2008, Advent recorded a restructuring charge of $96,000 which primarily related to a partial lease surrender fee of $200,000 to exit the data center portion of the facility space located 303 2nd Street in San Francisco, California and the present value amortization of facility exit obligations. These charges were partially offset by adjustments to facility exit assumptions. During the nine months ended September 30, 2007, Advent recorded a net restructuring charge of $902,000 due to the update of certain sub-lease assumptions for Advent’s prior San Francisco headquarters facility located at 301 Brannan Street, which the Company exited in October 2006, and interest accretion.

The following table sets forth an analysis of the components of the cash payments and restructuring charges made against the accrual during the nine months ended September 30, 2008 (in thousands):

Facility Exit
Costs

Balance of restructuring accrual at December 31, 2007	$4,265
Cash payments	(2,183)
Reversal of deferred rent related to facilities exited	111
Restructuring charges	96

Balance of restructuring accrual at September 30, 2008	$2,289

The remaining excess facility costs of $2.3 million are stated at estimated fair value, net of the present value of estimated sublease income of approximately $4.2 million. Advent expects to pay the remaining obligations associated with the vacated facilities no later than over the remaining lease terms, which expire on various dates through 2012.

Note 10—Commitments and Contingencies

Lease Obligations

Advent leases office space and equipment under non-cancelable operating lease agreements, which expire at various dates through December 2018. Some operating leases contain escalation provisions for adjustments in the consumer price index. Advent is responsible for maintenance, insurance, and property taxes. As of September 30, 2008, Advent’s remaining operating lease commitments through 2018 were approximately $47.3 million, net of future minimum rental receipts of $4.9 million to be received under non-cancelable sub-leases.

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

Segment information for the periods presented is as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Net revenues:
Advent Investment Management	$58,152	$49,892	$171,395	$138,992
MicroEdge	6,768	5,657	19,025	16,912

Total net revenues	$64,920	$55,549	$190,420	$155,904

Income from operations:
Advent Investment Management	$8,744	$8,522	$25,970	$17,029
MicroEdge	1,902	1,287	2,901	4,225
Unallocated corporate operating costs and expenses:
Stock-based employee compensation	(5,054)	(3,219)	(12,306)	(10,047)
Amortization of developed technology	(725)	(332)	(2,179)	(1,018)
Amortization of other intangibles	(141)	(463)	(870)	(1,403)

Total income from operations	$4,726	$5,795	$13,516	$8,786

Major Customers

No single customer represented 10% or more of Advent’s total net revenues in any period presented.

Note 12—Line of Credit

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

As of September 30, 2008 and December 31, 2007, the Company maintained a zero debt balance and was in compliance with all associated covenants.

Note 13—Income Taxes

The following table summarizes the activity relating to the Company’s unrecognized tax benefits during the nine months ended September 30, 2008 (in thousands):

Total

Balance at December 31, 2007	$5,899

Gross decreases related to tax positions in prior period	(197)
Gross increases related to current period tax positions	329

Balance at September 30, 2008	$6,031

At September 30, 2008 and December 31, 2007, Advent had $6.0 million and $5.9 million of gross unrecognized tax benefits, respectively. During the first nine months of 2008, Advent recognized a tax benefit of $0.2 million relating to accrued interest and penalties as a result of a lapse of a statute of limitations while increasing the amount of unrecognized tax benefits by $0.3 million relating to California research credits. If all the unrecognized tax benefits were to be recognized at September 30, 2008, our tax provision would decrease by $5.0 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of the federal tax benefit of state income tax items. The Company’s liabilities for unrecognized tax benefits are included in “Other long-term liabilities” on the condensed consolidated balance sheet and relate to federal research credits, California research and enterprise zone tax credits and various state net operating losses that have been recorded as deferred tax assets but have yet to be utilized.

Advent is subject to taxation in the U.S. and various states and foreign jurisdictions. Advent is not under examination in any income tax jurisdiction at the present time.  The material jurisdictions that are subject to examination by tax authorities include California for tax years after fiscal 2002 and the U.S. and New York for tax years after 2003.

Note 14—Fair Value Measurements

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining inputs and determining fair value.  The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities and our equity investment. The fair value of these certain financial assets was determined using the following inputs as of September 30, 2008 (in thousands):

Fair Value Measurements at Reporting Date Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Fixed income available-for-sale securities (1)	$22,932	$22,932	$—	$—

(1)                                  Included in cash and cash equivalents on our condensed consoldiated balance sheet

Fixed income available-for-sale securities consist of cash equivalents with remaining maturities of three months or less at the date of purchase and are composed primarily of U.S. government and treasury obligation money market mutual funds. The fair value of these securities is determined through market, observable and corroborated sources.

 Non-marketable investments, which totaled $0.5 million at September 30, 2008, represent the Company’s investment in a privately held company. Non-marketable investments are priced at the lower of cost or fair value due to an absence of market activity and market data, and are not reported in the above table of assets measured at fair value as of September 30, 2008.

Note 15—Common Stock Repurchase Program

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

On May 7, 2008, Advent’s Board authorized the repurchase of up to 1.0 million shares of the Company’s common stock. Consistent with prior repurchase programs, there was no expiration date and repurchases could be limited or terminated at any time at the discretion of management.

The following table provides a summary of the quarterly repurchase activity during the nine months ended September 30, 2008 under the stock repurchase program approved by the Board in May 2008 (in thousands, except per share data):

	Total		Average
	Number		Price
	of Shares		Paid
	Purchased	Cost	Per Share

Q1 2008	—	$—	$—
Q2 2008	—	$—	$—
Q3 2008	360	$15,032	$41.76

Total	360	$15,032	$41.76

In October 2008, Advent repurchased the remaining 640,000 shares under the program authorized by the Board in May 2008 for an average price of $30.41 per share.

Note 16—Subsequent Events

On October 1, 2008, Advent completed the acquisition of privately held Tamale Software, Inc. (“Tamale”). Advent has acquired all of the outstanding capital stock of Tamale for approximately $28 million in cash and 906,000 shares of Advent’s common stock. Tamale provides software solutions designed specifically to help investment professionals manage their investment ideas more effectively and easily access all of the firm’s research.

On October 30, 2008, the Board of Directors authorized a share repurchase program of up to 3.0 million shares.

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

The software solutions offered through our MicroEdge segment support the grant management, gifts matching and volunteer tracking processes for the grant-making community.

Current Economic Environment

In September 2008, the effects of the subprime mortgage and broader credit crisis intensified. The U.S. government acted to take control of the government-sponsored mortgage enterprises Fannie Mae and Freddie Mac. The Federal Reserve provided loans to a multinational insurance giant, a large investment bank sold out to one of the largest U.S. banks, and another investment bank filed for bankruptcy. A large unrelated institutional money market mutual fund that was holding securities devalued by these events went into liquidation. The two remaining major independent investment banks followed with applications to convert to bank holding companies and submit themselves to the more stringent net capital requirements for commercial banks.

In the midst of this, global equity markets fell dramatically and liquidity and other banking constraints spread throughout the world. By mid-October, central banks and governments acted in concert to shore up their financial institutions by injecting liquidity into the global banking system, including by direct government investment in national banks and lowering of interest rates. In the United States, the Federal Reserve twice reduced the federal funds rate by 50 basis points to 1.0% in October 2008. The credit markets are now just beginning to open up and the equity markets are still volatile. Fears of an uncertain timeframe for economic recovery weigh on investors.

The current economic environment has impacted our business in the following specific ways during the third quarter of 2008:

•                  Our perpetual license revenues decreased. A large percentage of our perpetual license revenues are sales of additional seats or modules to our existing client base. During the latter half of the third quarter, our customers significantly reduced both the number and size of these perpetual add-on sales.  We expect that perpetual licenses revenues will remain depressed in the near term. However, we do expect perpetual license revenues to be slightly higher in the fourth quarter of 2008 compared to the third quarter due to two perpetual AUA arrangements that are measured annually in the fourth quarter of each year.

•                  The interest earned on our excess cash has reduced.  We maintain our excess cash in treasury instrument based money market mutual funds.  These investments have become increasingly popular since mid-September and accordingly the yield on these instruments has decreased.  In addition, in October we completed the acquisition of Tamale Software as well as the stock repurchase program authorized by our Board in May 2008, which together utilized cash of approximately $47.5 million. Accordingly, we expect minimal interest income in the fourth quarter of 2008.  Additionally, if we were to borrow funds under our line of credit, we anticipate the interest costs on these borrowings to be higher than they have been historically.

We believe that the fourth quarter of 2008 and fiscal 2009 will continue to be a difficult period for the investment management industry in the United States.  We believe that some hedge funds will go out of business and we expect that most investment managers will see their revenues decrease as a result of decreases in their assets under management.

We continue to evaluate how this trend for our customers may affect our business. If our customers cease operations, lose money  or earn significantly less money, our revenues from those customers could decrease.  However, as we believe our software is mission critical to our customers, we expect our customers will continue to require our software and pay for it. Additionally, some customers may choose our solutions in an effort to reduce their overall costs or mitigate risk.

Longer term, we also believe that there will be additional regulation in the industry and that investment managers will be increasingly focused on servicing their customers.  These factors have traditionally been demand drivers for our products.

As the current economic situation evolves, we will continue to evaluate the impact of this environment on our business and we will remain focused on delivering solutions for our customers. Additionally, we will carefully manage our expenses and headcount growth.

Operating Overview

Highlights of our third quarter of 2008 include:

•                  Acquired Tamale Software, Inc. (“Tamale”). In September 2008, we signed a definitive agreement to acquire privately held Tamale Software which provides software solutions designed specifically to help investment professionals manage their investment ideas more effectively and access all of the firm’s research easily. On October 1, 2008, we completed the acquisition of Tamale.

•                  Advent Client Conference. We held our Advent Client Conference in September 2008 which was our largest Client Conference to date, and included executives from the many market segments we serve including: asset managers, financial advisors, hedge funds, prime brokers, fund administrators, family offices, banks, broker dealers and trusts.

•                  Expanded customer relationships and acceptance of our product offerings. We experienced continued demand for both our newest and largest portfolio management and accounting platforms: Advent Portfolio Exchange (“APX”) and Geneva. We signed 29 APX contracts, bringing the total number of licenses sold globally to 266, and we added 10 new Geneva clients which brings the total number of Geneva licenses sold to 186 as of September 30, 2008.

•                  Strong Bookings. Total term license contract value (“TCV”), including APX migrations, was $18.1 million. Although a decrease of 12% from TCV of $20.5 million in the third quarter of 2007, with an average term of 2.9 years, these contracts will add approximately $6.2 million in annual revenue (“annual term license contract value” or “ACV”) once they are fully implemented, an increase of 5% over the same period last year.

•                  We have expanded our global footprint. We currently have a strong EMEA pipeline and our license business had a record third quarter. We also had significant customer wins in the United Kingdom and Middle East, and signed our first client in India.

•                  Common Stock Repurchases. During the third quarter of 2008, we repurchased 360,000 shares under our Board-authorized share repurchase plans for a total cash outlay of $15.0 million and an average price of $41.76. In October 2008, we repurchased the remaining 640,000 shares under the stock repurchase program authorized by the Board in May 2008 at an average price of $30.41 per share. On October 30, 2008, our Board authorized a share repurchase program of up to an additional 3.0 million shares.

Financial Overview

We recognized revenue of $64.9 million during the third quarter of 2008, as compared to $55.5 million in the third quarter 2007. Our existing term licenses, maintenance and other recurring revenues provide a consistent, recurring revenue during the term of those agreements. We have grown net revenue year-over-year for several reasons, including the following:

•                  Our product innovation helped drive acquisition of new customers and created new revenue opportunities with existing clients, resulting in incremental TCV and professional services billings.

•                  Our completion of term license implementations resulted in incremental term license and professional services revenues.

•                  We have a large installed base of customers who have upgraded and expanded their usage of our products and services, such as subscription data management and outsourcing, resulting in higher maintenance and other recurring revenues.

Total recurring revenues, which we define as term license, perpetual maintenance, and other recurring revenues, increased slightly to 80% of total net revenues during the third quarter of 2008, as compared to 77% during the same period of 2007. Term license revenue increased 51% to $15.4 million in the third quarter of 2008, from $10.2 million in the third quarter of 2007. Maintenance revenue was up $1.5 million, or 7% year-over-year, while other recurring revenue was also up $2.0 million or 17%. Additionally, professional services posted an increase of 34% to $8.6 million in the third quarter of 2008. In addition, international revenue was $8.3 million or 13% of total revenue during the third quarter of 2008, compared to $6.4 million or 12% of total revenue in the third quarter of 2007. These increases were offset by a $1.5 million decrease in revenues from our perpetual license fees.

Total expenses, including cost of revenues, were $60.2 million in the third quarter of 2008, compared with $49.8 million in the third quarter of 2007. Our expenses increased in 2008 over 2007 largely as a result of increased payroll, variable compensation and benefit expenses resulting from an increase in headcount as we invested in client support, product development, professional services and sales and marketing to solidify our position as a market leader.

Our income from operations in the third quarter of 2008 was $4.7 million or 7% of revenue, compared to $5.8 million or 10% of revenue in the third quarter of 2007.

During the third quarter of 2008, we recognized $1.8 million of income tax expense which equates to an effective tax rate of 41%, compared to $2.4 million or 42%, respectively, in the third quarter of 2007. On October 3, 2008, the federal research credit was retroactively extended for amounts paid or incurred after December 31, 2007. Since this occurred after the end of the quarter, we did not reflect the impact of the research credit in our tax provision for the third quarter. The entire amount of the federal research credit will be recognized in the fourth quarter.

We earned net income of $2.7 million, resulting in diluted earnings per share of $0.10 for the third quarter of 2008, compared to $3.3 million or $0.12, respectively, in the third quarter of 2007.

We generated $19.1 million in cash from operations in the third quarter of 2008, which compares to $12.4 million in the third quarter of 2007. This 54% increase in operating cash flows was primarily due to an increase in our deferred revenues. The increase in deferred revenues primarily reflected our continued transition to the term license model. Under the term model, we generally bill and collect for a term agreement in equal installments in advance of each annual period. These amounts are deferred at billing and recognized over the annual term period, which has the effect of increasing deferred revenue when compared to a perpetual license model where no license revenue is deferred.

Term License and Term License Deferral

We are continuing the process of converting the Company’s license revenues from a perpetual model to a predominantly term model. Under a perpetual pricing model, customers purchase a license to use our software indefinitely and generally we recognize all license revenue at the time of sale; maintenance is purchased under an annual renewable contract, and recognized ratably over the contract period. Under a term pricing model, customers purchase a license to use our software and receive maintenance for a limited period of time and we recognize all of the revenue ratably over the length of the contract. This has the effect of lowering revenues in the early stages of the transition, but increasing the total potential value of the customer relationship. Moving new customer sales in the Advent Investment Management (AIM) segment from a perpetual to a term licensing model has had the effect of lowering our reported revenue growth rates over the past four fiscal years and may, depending on our new term license bookings, continue to have an impact through 2009. Because our products are used by customers for an average of approximately ten years, we believe this change to our business model is significant for the long-term growth and value of the business as we expect total revenues from a customer to increase over time, as reflected in the 22% increase in total net revenues in the nine months ended September 30, 2008 from the comparable period of 2007. For example, over a ten-year period, a customer may enter into two or more contracts for the same software product and services under a term license model.

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

During the third quarter of 2008, we deferred net revenue of $3.9 million and directly-related expenses of $1.0 million associated with our term licensing model. The impact of these deferrals on our operating income was approximately $2.8 million. The $3.9 million net deferral of revenue was primarily composed of a net deferral of $2.1 million of professional services revenue and $1.7 million of term license revenue. We continue to defer professional services as the deferral for current projects exceeded the amount recognized from completed past projects. We expect that the term license component of the deferred revenue balance will increase or decrease in the future depending on the amount of new term license bookings relative to the number of implementations that reach substantial completion in a particular quarter. We currently expect that the professional services component of the deferred revenue balance will continue to increase through at least 2009.

Amounts of revenue and directly-related expenses deferred as of September 30, 2008 and December 31, 2007 associated with our term licensing deferral were as follows (in millions):

	September 30	December 31
	2008	2007
Deferred revenues
Short-term	$25.1	$17.9
Long-term	5.1	3.3

Total	$30.2	$21.2

Directly-related expenses
Short-term	$7.7	$5.7
Long-term	2.2	1.3

Total	$9.9	$7.0

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

On an ongoing basis, we evaluate the process we use to develop estimates. We base our estimates on historical experience and on other information that we believe is reasonable for making judgments at the time they are made. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.

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

•                  Legal contingencies; and

•                  Sales returns and accounts receivable allowances

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2008 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Developments

On October 30, 2008, our Board of Directors authorized a share repurchase program of up to 3.0 million shares.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2008, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, that are of significance, or potential significance, to the Company.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

The following table sets forth, for the periods indicated, certain financial information as a percentage of total net revenues. The financial information and the ensuing discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Net revenues:
Term license, maintenance and other recurring	80%	77%	80%	79%
Perpetual license fees	7	11	8	11
Professional services and other	13	12	12	10

Total net revenues	100	100	100	100

Cost of revenues:
Term license, maintenance and other recurring	18	18	18	18
Perpetual license fees	0	0	0	0
Professional services and other	17	14	14	13
Amortization of developed technology	1	1	1	1

Total cost of revenues	37	32	34	32

Gross margin	63	68	66	68

Operating expenses:
Sales and marketing	24	24	24	26
Product development	17	17	19	19
General and administrative	15	15	15	16
Amortization of other intangibles	0	1	0	1
Restructuring charges	0	0	0	1

Total operating expenses	56	57	59	63

Income from operations	7	10	7	6
Interest and other income (expense), net	(0)	(0)	2	3

Income before income taxes	7	10	9	8
Provision for income taxes	3	4	2	3

Net income	4%	6%	7%	6%

NET REVENUES

	Three Months Ended September 30			Nine Months Ended September 30
	2008	2007	Change	2008	2007	Change

Total net revenues (in thousands)	$64,920	$55,549	$9,371	$190,420	$155,904	$34,516

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

Prior to fiscal 2006, each of the major revenue categories varied as a percentage of net revenues. Since fiscal 2006, revenues from recurring sources have grown from 75% in 2006, to 77% in 2007 and to 80% in the first nine months of 2008.

This variability has been primarily due to the introduction of new products and subscription services, the relative size and timing of individual perpetual software license sales, as well as the size and timing of completion of term license implementations. As we continue to sign term license agreements for new customers, grow our subscription, data management and outsourced services revenues, and our customers renew their perpetual maintenance, we expect our revenue from recurring sources to continue to increase as a percentage of net revenues and therefore we expect less variability between our major categories of revenues.

Net revenues increased during the nine months ended September 30, 2008 compared to the same periods of 2007 due to growing information technology spending by our customers, as well as a general increase in customer adoption for many of our products and services, which principally includes increases in sales of our APX and Geneva products. The year-over-year growth in total net revenues for the three and nine months ended September 30, 2008 was due principally to substantially higher term license, maintenance and other recurring revenues, which reflected 20% and 24% growth, respectively, in term license revenues over the three and nine month comparative periods, as well as a 29% increase in revenue from international sales in the third quarter of 2008.

International sales, which are based on the location to which the product is shipped, contributed to our growth during fiscal year to date September 2008 and were $8.3 million and $6.4 million in the third quarter of 2008 and 2007, respectively. We plan to continue expanding our international sales efforts, both in our current markets and elsewhere. The revenues from customers in any single international country did not exceed 10% of total net revenues.

We expect total net revenues for the fourth quarter of 2008 to be between $68 million and $70 million.

Term License, Maintenance and Other Recurring Revenues

(in thousands, except percent of	Three Months Ended September 30			Nine Months Ended September 30
total net revenues)	2008	2007	Change	2008	2007	Change

Term license revenues	$15,359	$10,179	$5,180	$44,808	$27,312	$17,496
Maintenance revenues	23,049	21,500	1,549	68,440	63,278	5,162
Other recurring revenues	13,328	11,367	1,961	38,465	32,192	6,273
Total term license, maintenance and other recurring revenues	$51,736	$43,046	$8,690	$151,713	$122,782	$28,931
Percent of total net revenues	80%	77%		80%	79%

Term license revenues, which include software license and maintenance fees for term licenses, grew $5.2 million or 51% during the third quarter of 2008 compared to the same quarter in 2007, and represented 30% of total term license, maintenance and other recurring revenues as compared to 24% in the third quarter of 2007. We began our transition to a term licensing model in 2004 and have experienced growth in our term license bookings since that time. The growth of term license revenues in the three and nine months ended September 30, 2008 has primarily resulted from term licenses which have been implemented since the third quarter of 2007. The increase in term license revenue principally reflects the continued market acceptance of our Geneva, APX, Partner and Moxy products.

Maintenance revenues increased $1.5 million and $5.2 million during the three and nine months ended September 30, 2008, respectively compared to the same periods of 2007. This increase was attributable to the impact of price increases on annual perpetual maintenance renewals purchased by our installed customer base, up-selling to higher value maintenance plans and, to a lesser extent, an increase in new perpetual maintenance support contracts, partially offset by attrition from within our existing installed customer base. Effective with the third quarter of 2007, we disclose a blended renewal rate that includes both perpetual maintenance and term contracts but excludes the Axys clients that are migrating to APX from the calculation. We disclose our renewal rate one quarter in arrears in order to include substantially all payments received against the invoices for that quarter. Historically, this renewal rate has increased by 2 to 9 points after the initial disclosure as cash continues to be collected. Our renewal rate was 86% for the second quarter of 2008, which is lower than our range of 91% to 94% over the previous four quarters. The decrease in the renewal rate reflected less cash collected, at the point of our initial disclosure, associated with both perpetual maintenance and term contract renewals as more customers either did not renew or remained in the process of renewing.

Other recurring revenues increased $2.0 million and $6.3 million during the three and nine months ended September 30, 2008, respectively, compared to the same periods of 2007. This was primarily due to revenue increases associated with growth in our subscription, data management and outsourced services of $1.6 million and $4.5 million during the three and nine months ended September 30, 2008, respectively, and higher transaction charges generated by our partners of $0.4 million and $1.7 million.

We expect that term license, maintenance and other recurring revenues will increase in the fourth quarter of 2008 compared to the third quarter, due principally to term license revenue from term contracts sold in prior periods becoming fully implemented, the layering effect of new term revenue and the effects from the Tamale acquisition.

Perpetual License Fees

	Three Months Ended September 30			Nine Months Ended September 30
	2008	2007	Change	2008	2007	Change

Perpetual license fees (in thousands)	$4,565	$6,054	$(1,489)	$15,432	$17,670	$(2,238)
Percent of total net revenues	7%	11%		8%	11%

Perpetual license fees decreased 25% and 13% during the three and nine months ended September 30, 2008, respectively, compared to the same periods of 2007. As a percentage of total net revenues, perpetual license fees decreased to 7% in the third quarter of 2008 from 11% in the same period of 2007. Consistent with our transition to term licensing, perpetual license fees continue to account for a smaller percentage of total net revenues. Additionally, we licensed fewer perpetual seats and modules to our existing perpetual client base. Incremental AUA fees from perpetual licenses included in perpetual license fees were $1.5 million and $4.9 million for the three and nine months ended September 30, 2008, respectively, and were flat as compared to the same periods in 2007.

We expect perpetual license fees will increase in the fourth quarter of 2008 compared to the third quarter, primarily as a result of two perpetual AUA contracts that are measured annually in the fourth quarter of each year.

Professional Services and Other Revenues

	Three Months Ended September 30			Nine Months Ended September 30
	2008	2007	Change	2008	2007	Change

Professional services and other revenues (in thousands)	$8,619	$6,449	$2,170	$23,275	$15,452	$7,823
Percent of total net revenues	13%	12%		12%	10%

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

Professional services and other revenues increased in the comparative periods due to the following (in thousands):

	Change From	Change From
	2007 to 2008	2007 to 2008
	QTD	YTD

Increased consulting services	$1,672	$6,649
Increased reimbursable travel revenue	260	934
Increased conference	215	261
Various other items	23	(21)

Total change	$2,170	$7,823

Professional services increased 34% and 51% during the three and nine months ended September 30, 2008, respectively, as compared to the comparable periods of 2007, primarily reflecting growth in our consulting revenues from increased revenue generating professional services headcount and third party service providers.

When services are performed with term license implementations, service revenue is deferred until the implementation services are substantially complete. Upon substantial completion, we recognize a pro-rata amount of professional services fees earned based on the elapsed time from the start of the term license to the substantial completion of professional services. The remaining deferred professional services revenue is recognized ratably over the remaining contract length. We have experienced an increase in implementation services after the launch of our APX product and the sales success of our Geneva product. Also included in professional services and other were $1.6 million of revenues generated from the Advent Client Conference in September 2008, which was an increase of $0.2 million over the prior year.

We expect professional services and other revenue to decrease in the fourth quarter of 2008, primarily due to less conference revenue as our annual Advent client conference occurred in the third quarter of 2008.

Revenues by Segment

	Three Months Ended September 30			Nine Months Ended September 30
(in thousands)	2008	2007	Change	2008	2007	Change

Advent Investment Management	$58,152	$49,892	$8,260	$171,395	$138,992	$32,403
MicroEdge	6,768	5,657	1,111	19,025	16,912	2,113

Total net revenues	$64,920	$55,549	$9,371	$190,420	$155,904	$34,516

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

The 17% and 23% increase in AIM’s revenue in the three and nine months ended September 30, 2008 was due principally to increased term license, maintenance and other recurring revenues, reflecting the continued market acceptance of Axys, APX, Moxy, Partner and Geneva products as well as increased international sales. AIM’s revenue increases during the nine months ended September 30, 2008 also reflected an increase in new perpetual maintenance support contracts as a result of price increases for maintenance contracts from our installed customer base, up-selling existing customers to higher value maintenance plans and new perpetual license deals, partially offset by attrition from within our existing installed customer base. International sales were $8.3 million or 13% of total revenues in the third quarter of 2008, representing an increase of $1.9 million or 29%, from $6.4 million or 12% of total revenues in the third quarter of 2007.

The 20% and 12% increase in MicroEdge revenue during the three and nine months ended September 30, 2008 primarily reflected an increase in perpetual license sales in MicroEdge’s core product Gifts and to a lesser extent maintenance revenues due to price increases and continued strong customer retention. The technology spending patterns of organizations in MicroEdge’s primary markets (independent foundations, community foundations and corporations) are directly affected by economic fluctuations as foundation budgets are largely driven by endowment income. Given that endowments often contain market-exposed components, they are significantly affected by the economy and foundation spending typically decreases in an economic downturn. Community foundations are subject to similar influences, compounded by the fact that in many cases much of their ongoing funding and endowment comes from active donors who may increase or reduce their giving depending on the economic climate and the related effect on their income and wealth. Corporations typically fund charitable activities from operating budgets, and the allocation to charitable donations and supporting company charitable operations is often closely tied to a company’s performance. Thus, corporate philanthropy and spending on related technology are correlated with company and overall economic performance.

COST OF REVENUES

	Three Months Ended September 30			Nine Months Ended September 30
	2008	2007	Change	2008	2007	Change

Total cost of revenues (in thousands)	$23,956	$17,969	$5,987	$64,509	$49,437	$15,072
Percent of total net revenues	37%	32%		34%	32%

Our cost of revenues is made up of four components: cost of term license, maintenance and other recurring; cost of perpetual license fees; cost of professional services and other; and amortization of developed technology. The increase in total cost of revenues in absolute dollars was due principally to new hires in our client support and services groups to support our increased new term license bookings and associated increase in client implementation projects. The decrease in gross margin percentage during the three and nine months ended September 30, 2008 resulted principally from our shift in revenue mix and term license implementation deferral. Professional services and other revenue comprised a greater percentage of total revenues during the three and nine months ended September 30, 2008 due to growth of 34% and 51%, respectively.  We are currently experiencing negative gross margins on professional services revenues as we defer revenues and costs (direct only) associated with services performed on term license implementations. Indirect costs such as management and other overhead expenses are recognized in the period in which they are incurred, with no revenue to offset them.

Cost of Term License, Maintenance and Other Recurring

	Three Months Ended September 30			Nine Months Ended September 30
	2008	2007	Change	2008	2007	Change
Cost of term license, maintenance and other recurring (in thousands)	$11,950	$9,757	$2,193	$34,263	$27,837	$6,426
Percent of total term license, maintenance and other recurring revenue	23%	23%		23%	23%

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

Cost of term license, maintenance and other recurring fluctuated due to the following (in thousands):

	Change From	Change From
	2007 to 2008	2007 to 2008
	QTD	YTD

Increased payroll and related costs	$1,263	$3,893
Increased allocation of corporate costs	181	512
Increased depreciation	174	415
Increased royalty	155	568
Increased outside services	134	407
Various other items	286	631

Total change	$2,193	$6,426

The increases for the three and nine months ended September 30, 2008 were due primarily to an increase in payroll and related costs resulting from increases in salary costs and headcount which enables us to deliver the services we provide to our growing number of clients in their day-to-day use of our software. Headcount has grown from 230 employees at September 30, 2007 to 272 at September 30, 2008, which also contributed to increased allocation of corporate (facility and IT) costs.

Cost of Perpetual License Fees

	Three Months Ended September 30			Nine Months Ended September 30
	2008	2007	Change	2008	2007	Change

Cost of perpetual license fees (in thousands)	$225	$218	$7	$766	$632	$134
Percent of total perpetual license revenues	5%	4%		5%	4%

Cost of perpetual license fees consists primarily of royalties and other fees paid to third parties, the fixed direct labor involved in producing and distributing our software, and cost of product media including duplication, manuals and packaging materials. The cost of perpetual license fees for the nine months ended September 30, 2008 has increased by $0.1 million compared with the same period in 2007 primarily due to slightly higher royalty, depreciation and product and demonstration costs.

Cost of Professional Services and Other

	Three Months Ended September 30			Nine Months Ended September 30
	2008	2007	Change	2008	2007	Change
Cost of professional services and other (in thousands)	$11,056	$7,662	$3,394	$27,301	$19,950	$7,351
Percent of total professional services and other revenues	128%	119%		117%	129%

Cost of professional services and other revenue consists primarily of personnel related costs associated with the client services organization in providing consulting, custom report writing and conversions of data from clients’ previous systems. Also included are direct costs associated with third-party consultants and travel expenses.

Cost of professional services and other increased in dollar amount due to the following (in thousands):

	Change From	Change From
	2007 to 2008	2007 to 2008
	QTD	YTD

Increased payroll and related costs	$1,886	$4,728
Increased outside services and conference	1,068	1,933
Increased travel and entertainment	380	918
Various other items	60	(228)

Total change	$3,394	$7,351

The increase during the three and nine months ended September 30, 2008 reflects increases in payroll related expenses, outside services and to a lesser extent, travel and entertainment expenses, to address the general increase in demand for consulting and training services as a result of higher term license contract sales. As a result of the increase in our term license transactions and customer base, we have increased headcount in our consulting groups to 143 at September 30, 2008 from 129 at September 30, 2007.

We have experienced an increase in implementation services with the launch of our APX product and sales of our Geneva product, which are both sold under the term license model. As there were similar levels of term license implementation projects, primarily Geneva-related, in progress as of September 30, 2008 compared to September 30, 2007, our deferral of professional service costs has been consistent in 2008. We deferred net professional service costs of $900,000 and $2.7 million during the three and nine months ended September 30, 2008, compared to $857,000 and $2.6 million in the comparable periods of 2007.

We also utilized more outside service contractors during 2008 to assist with our professional service projects and our Advent Client Conference in September 2008, which was our largest to date. Also in the third quarter of 2008, we recognized $302,000 of outside services costs from invoices received late from suppliers related to the quarterly periods from the fourth quarter of 2007 through the second quarter of 2008.

In addition, travel expenses increased during the 2008 periods due to travel associated with more service projects as well as price increases.

Professional services’ gross margins for the nine months ended September 30, 2008 improved but continue to be negative as a result of the significant deferral of professional services revenues and costs associated with our term license implementation. We defer only the direct costs associated with services performed on these arrangements. Indirect costs such as management and other overhead expenses are recognized in the period in which they are incurred, with no revenue to offset them. As the deferred professional services revenue and expense associated with our term licenses continue to flow back into our operating results, we believe the margin will continue to improve over time. In addition, we have added headcount in our consulting group. Since these new employees undergo a training period, typically of six months, before becoming fully billable, their associated costs have a near-term negative impact on gross margins.

We expect cost of professional services and other in the fourth quarter of 2008 to decrease as compared to the third quarter as our annual Advent client conference occurred in the third quarter of 2008.

Amortization of Developed Technology

	Three Months Ended September 30			Nine Months Ended September 30
	2008	2007	Change	2008	2007	Change
Amortization of developed techology (in thousands)	$725	$332	$393	$2,179	$1,018	$1,161
Percent of total net revenues	1%	1%		1%	1%

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

We expect amortization of developed technology to increase in the fourth quarter due to amortization from technology-related intangibles resulting from the Tamale acquisition in October 2008 and to a lesser extent incremental amortization from recently capitalized internally developed software costs.

OPERATING EXPENSES

Sales and Marketing

	Three Months Ended September 30			Nine Months Ended September 30
	2008	2007	Change	2008	2007	Change

Sales and marketing (in thousands)	$15,452	$13,482	$1,970	$46,468	$40,356	$6,112
Percent of total net revenues	24%	24%		24%	26%

Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars.

Sales and marketing expenses increased in dollar amount due to the following (in thousands):

	Change From	Change From
	2007 to 2008	2007 to 2008
	QTD	YTD

Increased payroll and related costs	$1,779	$4,235
Increased travel and entertainment	16	871
(Decreased) increased bad debt	(8)	423
Various other items	183	583

Total change	$1,970	$6,112

The increase in expense in absolute dollars for the three and nine months ended September 30, 2008 reflected the growth of our business, while the decrease of expense as a percentage of revenue during the nine month period reflected our achievement of efficiencies of scale associated with increased revenue growth. The increase in payroll and related expense was due to an increase in headcount to 189 at September 30, 2008 from 167 at September 30, 2007. The increase in travel and entertainment costs during the nine months ended September 30, 2008 resulted from increased travel volume, price increases in travel and additional costs from our sales group’s offsite meetings and annual sales recognition event during the nine months ended September 30, 2008. During the nine months ended September 30, 2008, we referred more accounts to collections which resulted in our increased provision for bad debt compared to 2007.

We expect sales and marketing expenses to be higher in absolute dollars in the fourth quarter of 2008 relative to the third quarter due to additional headcount from the acquisition of Tamale and increased marketing spending internationally.

Product Development

	Three Months Ended September 30			Nine Months Ended September 30
	2008	2007	Change	2008	2007	Change

Product development (in thousands)	$11,077	$9,334	$1,743	$36,975	$30,006	$6,969
Percent of total net revenues	17%	17%		19%	19%

Product development expenses consist primarily of salary and benefits for our development staff as well as contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services.

Product development expenses increased in dollars due to the following (in thousands):

	Change From	Change From
	2007 to 2008	2007 to 2008
	QTD	YTD

Increased payroll and related costs	$865	$4,532
Decreased capitalization of product development	708	842
Increased outside services	104	1,328
Various other items	66	267

Total change	$1,743	$6,969

The increase in product development expense during the three and nine months ended September 30, 2008 was primarily due to increases in payroll related costs as a result of an increase in headcount and utilization of outside services to help us continue to enhance our existing product suite including new versions of Geneva, APX, Moxy, Advent Partner and Advent Revenue Center. The decreases in the capitalization of our product development costs during the three and nine months ended September 30, 2008 was attributable to the timing of product releases as we capitalized $1.4 million and $1.8 million, respectively, of costs associated with Geneva 7.5, Axys 3.7 and Partner 7.0 during 2008 as compared with $2.1 million and

$2.7 million of costs in the comparable periods of 2007 primarily associated with Geneva 7.0, APX 2.0 and Moxy 6.0. We invested 19% of our revenues in product development during the nine months ended September 30, 2008 and 2007.

We expect product development expenses to be significantly higher in the fourth quarter as we expect capitalization of product development to be lower and we expect increased expense resulting from the acquisition of Tamale.

General and Administrative

	Three Months Ended September 30			Nine Months Ended September 30
	2008	2007	Change	2008	2007	Change

General and administrative (in thousands)	$9,527	$8,393	$1,134	$27,986	$25,014	$2,972
Percent of total net revenues	15%	15%		15%	16%

General and administrative expenses consist primarily of personnel costs for information technology, finance, administration, operations and general management, as well as legal and accounting expenses.

General and administrative expenses increased in dollars due to the following (in thousands):

	Change From	Change From
	2007 to 2008	2007 to 2008
	QTD	YTD

(Decreased) increased payroll and related costs	$(234)	$1,372
Increased severance costs	1,100	969
Increased depreciation	274	270
Increased legal and professional	276	810
Decreased recruiting	(153)	(353)
Various other items	(129)	(96)

Total change	$1,134	$2,972

The increase in expense during the nine months ended September 30, 2008 is primarily due to the increases in payroll and other related costs as a result of an increase in headcount. During the three months ended September 30, 2008, payroll expense was slightly lower than the comparable period of 2007 due to higher capitalization of payroll costs associated with our internally developed software projects which qualify for capitalization under SOP 98-1 and lower bonus costs. Depreciation was higher during the 2008 periods as a result of accelerated depreciation associated with our 303 2nd Street facility which we will exit in November 2008 instead our previous commitment of May 2012. Additionally, legal and professional fees were higher due to increased services provided by external legal and accounting firms. These cost increases were partially offset by lower recruiting fees from a lower volume of external recruiting activities. As a percentage of revenue, the decrease in general and administrative expense during the nine months ended September 30, 2008 from the comparable period of 2007 reflects our achievement of efficiencies of scale associated with revenue growth.

We expect general and administrative expenses to be higher in the fourth quarter of 2008 due to higher payroll costs resulting from our acquisition of Tamale.

Amortization of Other Intangibles

	Three Months Ended September 30			Nine Months Ended September 30
	2008	2007	Change	2008	2007	Change

Amortization of other intangibles (in thousands)	$141	$463	$(322)	$870	$1,403	$(533)
Percent of total net revenues	0%	1%		0%	1%

Amortization of other intangibles represents amortization of non-technology related intangible assets. The decrease during 2008 reflected assets from prior acquisitions becoming fully amortized during 2007 and the first half of 2008, partially offset by additional amortization from non-technology related intangible assets associated with Vivid Orange Limited which our MicroEdge segment acquired in November 2007.

We expect amortization of other intangibles to be approximately $0.5 million during the fourth quarter of 2008 primarily due to additional amortization resulting from intangible assets associated with our acquisition of Tamale. Additionally, we expect to expense approximately $0.4 million of in-process research and development costs associated with our Tamale acquisition during the fourth quarter of 2008.

Restructuring Charges

	Three Months Ended September 30			Nine Months Ended September 30
	2008	2007	Change	2008	2007	Change

Restructuring charges (in thousands)	$41	$113	$(72)	$96	$902	$(806)
Percent of total net revenues	0%	0%		0%	1%

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

During the third quarter of 2008, we recorded a net restructuring charge of $41,000 which primarily related to a partial lease surrender fee of $200,000 to exit the data center portion of our facility space located at 303 2nd Street in San Francisco, California, partially offset by adjustments to our other facility exit assumptions.  During the first quarter of 2008, we recorded a restructuring charge of $56,000 which related to the present value amortization of facility exit obligations.

During the nine months ended September 30, 2007, we recorded aggregate restructuring charges of $0.9 million which primarily related to the modification of certain sub-lease assumptions for our prior San Francisco headquarters facility located at 301 Brannan Street, which the Company exited in October 2006.

For additional analysis of the components of the payments and charges made against the restructuring accrual during the nine months ended September 30, 2008, see Note 9, “Restructuring Charges” to our condensed consolidated financial statements.

Income from Operations by Segment

	Three Months Ended September 30			Nine Months Ended September 30
(in thousands)	2008	2007	Change	2008	2007	Change

Advent Investment Management	$8,744	$8,522	$222	$25,970	$17,029	$8,941
MicroEdge	1,902	1,287	615	2,901	4,225	(1,324)
Unallocated corporate operating costs and expenses:
Stock-based employee compensation	(5,054)	(3,219)	(1,835)	(12,306)	(10,047)	(2,259)
Amortization of developed technology	(725)	(332)	(393)	(2,179)	(1,018)	(1,161)
Amortization of other intangibles	(141)	(463)	322	(870)	(1,403)	533

Total income from operations	$4,726	$5,795	$(1,069)	$13,516	$8,786	$4,730

The increase in AIM’s income for operations during the nine months ended September 30, 2008 reflected increased efficiencies of scale as AIM revenues increased by $32.4 million or 23% while total expenses increased $23.4 million or 19%. The increase in expenses were  primarily due to payroll and other related costs from higher headcount of 896 employees at September 30, 2008 from 800 at September 30, 2007, as the AIM segment has added personnel primarily in the client support, product development, professional services and sales and marketing groups. Income from operations for the AIM segment increased by $0.2 million during the three months ended September 30, 2008. While AIM revenues increased $8.3 million during the third quarter of 2008, AIM’s expenses increased by $8.1 million primarily due to higher payroll costs, including severance-related costs, higher utilization of outside services contractors to assist in our professional services projects and less capitalization of product development costs.

MicroEdge’s income from operations increased by $0.6 million during the three months ended September 30, 2008, as compared to the comparable period of 2007, primarily due to an increase in revenues of $1.1 million which was partially offset by an increase in total operating costs of $0.5 million. During the nine months ended September 30, 2008, MicroEdge’s operating income decreased by $1.3 million, primarily due to an increase of $3.4 million in total costs. This increase primarily resulted from the investment in our MicroEdge segment reflected by higher payroll and related costs as MicroEdge added more headcount from the acquisition of Vivid Orange Limited in December 2007.

Interest and Other Income (Expense), Net

	Three Months Ended September 30			Nine Months Ended September 30
	2008	2007	Change	2008	2007	Change

Interest and other income (expense), net (in thousands)	$(167)	$(138)	$(29)	$3,619	$4,248	$(629)
Percent of total net revenues	0%	0%		2%	3%

Interest and other income (expense), net consists of interest expense and income, realized gains and losses on investments and foreign currency gains and losses.

Interest and other income (expense), net decreased in dollars due to the following (in thousands):

	Change From	Change From
	2007 to 2008	2007 to 2008
	QTD	YTD

Increased foreign exchange losses	$(304)	$(315)
Decreased interest income	(121)	(497)
Decreased gain on sale of private equity investment	—	(854)
Decreased impairment loss of private equity investment	—	585
Decreased interest expense	405	460
Various other items	(9)	(8)

Total change	$(29)	$(629)

Foreign exchanges losses increased during the 2008 periods as the U.S. dollar strengthened against foreign currencies during the comparable periods of 2007.

Despite our higher average cash and cash equivalent balance during 2008 compared to 2007, the decreases in interest income for the three and nine months ended September 30, 2008 were attributable to declining market interest rates during 2008.

Gain on sale of our private equity investment decreased $0.9 million during the nine months ended September 30, 2008 as we received the initial deferred contingent payment of $3.4 million in April 2008 as a result of the Company’s sale of its ownership in LatentZero Limited (“LatentZero”) to royalblue group plc. in April 2007. During the nine months ended September 30, 2007, we had recorded an aggregate gain of $4.2 million from the sale of two private equity investments, including our investment in LatentZero. Also, during the nine months ended September 30, 2007, we recorded an impairment loss of $585,000 which was associated with one of our other private equity investments.

Interest expense decreased during the three and nine months ended September 30, 2008 as we had no debt outstanding during the nine months ended September 30, 2008 whereas we had drawn down $25.0 million on our credit facility in June 2007 resulting in higher interest expense during the comparable periods of 2007. The credit facility was fully repaid in December 2007.

Provision for Income Taxes

	Three Months Ended September 30			Nine Months Ended September 30
	2008	2007	Change	2008	2007	Change

Provision for income taxes (in thousands)	$1,847	$2,361	$(514)	$4,433	$4,204	$229
Effective tax rate	41%	42%		26%	32%

During the three months ended September 30, 2008, we recorded a provision of $1.8 million resulting in a 41% effective tax rate for the third quarter of 2008 compared to a provision of $2.4 million reflecting a 42% effective tax rate for the third quarter of 2007.  The effective tax rate consists primarily of the federal and state tax rates unfavorably impacted by certain types of stock compensation expense and favorably impacted by California research credits and deductions for disqualifying dispositions of incentive stock options and employee stock purchase plan shares.

During the nine months ended September 30, 2008, we recorded a provision of $4.4 million resulting in a year-to-date effective tax rate of 26% compared to an effective tax rate of 32% over the same period of 2007. The lower  effective income tax rate during the nine months ended September 30, 2008 is primarily attributable to the recognition of a significant amount of California enterprise zone credits and the release of valuation allowance relating to capital loss carryovers during the second quarter of 2008

The “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008”, was signed into law on October 3, 2008. Under the Act, the federal research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. The effects of the change in the tax law will be recognized in our fourth quarter, which is the quarter in which the law was enacted.  As a result, we now expect our full year effective tax rate for 2008 to be between 20% and 25%.

LIQUIDITY AND CAPITAL RESOURCES

Our aggregate cash and cash equivalents were $76.1 million at September 30, 2008, compared with $49.6 million at December 31, 2007. Cash equivalents are comprised of highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase.

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Nine Months Ended September 30
	2008	2007

Net cash provided by operating activities	$54,166	$38,236
Net cash provided by (used in) investing activities	$(17,939)	$25,563
Net cash used in financing activities	$(9,564)	$(51,424)

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

Our cash provided by operating activities of $54.2 million during the nine months ended September 30, 2008 was primarily the result of our net income and non-cash charges including stock-based compensation and depreciation and amortization, partially offset by a gain from our equity investment activity during the nine months. Cash flows resulting from changes in assets and liabilities included increases in deferred revenue and accounts payable. The increase in deferred revenue primarily reflected our continued transition to the term license model. Under the term model, we generally bill and collect for a term agreement in equal installments in advance of each annual period. These amounts are deferred at billing and recognized over the annual term period. This has the effect of increasing deferred revenue when compared to a perpetual license model where no license revenue is deferred. See further discussion of the effects of our transition to a term model in the “Overview” section. Other changes in assets and liabilities included a decrease in accrued liabilities. The decrease in accrued liabilities reflected cash payments of fiscal 2007 liabilities including year-end payables and bonuses, commissions and payroll taxes.

Our cash provided by operating activities of $38.2 million during the nine months ended September 30, 2007 was primarily the result of our net income, increase in deferred revenue, collection of accounts receivable, and non-cash expenses including stock-based compensation and depreciation and amortization during the period, partially offset by a net gain from equity investment activity. The increase in deferred revenue primarily reflected our continued transition to the term license model. The decrease in accounts receivable primarily reflected improved collections during the first nine months of 2007. Days’ sales outstanding decreased to 66 days at the end of the third quarter of 2007 from 75 days in the fourth quarter of 2006. Other changes in assets and liabilities included an increase in our income taxes payables and decreases in prepaid and other assets, accounts payable and accrued liabilities. The decreases in accounts payable and accrued liabilities reflected cash payments of fiscal 2006 liabilities including year-end payables and bonuses, commissions and payroll taxes.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, the amount of revenue deferred resulting from our shift to a term license model, collection of accounts receivable, and timing of payments to vendors and employees.

Cash Flows from Investing Activities

Net cash used in investing activities of $17.9 million for the nine months ended September 30, 2008 reflects capital expenditures of $18.4 million primarily related to the build-out of additional space at our San Francisco headquarters facility, capitalized software development costs of $1.7 million, a loan to Tamale Software in the amount of $1.0 million and change in restricted cash of $0.2 million, partially offset by the receipt of $3.4 million for the initial deferred contingent consideration of our sale of our ownership in LatentZero.

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

We completed our acquisition of Tamale Software on October 1, 2008 and paid approximately $28 million in October 2008.

Cash Flows from Financing Activities

Net cash used in financing activities of $9.6 million for the nine months ended September 30, 2008 reflected the repurchase of 360,000 shares of our common stock for $15.0 million, proceeds of $2.6 million from the issuance of common stock under the employee stock purchase plan and $2.9 million received from the exercise of employee stock options, net of taxes paid associated with the exercise of stock-settled stock appreciation rights and vesting of restricted stock units.

Net cash used in financing activities of $51.4 million for the nine months ended September 30, 2007 reflected the repurchase of 2.6 million shares of our common stock for $91.2 million and the repayment of $5.0 million on our credit facility. This was partially offset by a draw-down of $25.0 million against our credit facility and proceeds received from the issuance of common stock of $19.8 million under our employee stock option and purchase plans

In October 2008, we repurchased the remaining 640,000 shares under the program authorized by the Board in May 2008 for $19.5 million.

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

At September 30, 2008, we had negative working capital of $(18.1) million, compared to negative working capital of $(23.2) million at December 31, 2007. Our negative working capital is primarily due to our use of excess cash to repurchase our common stock. We repurchased $91.2 million during fiscal 2007 and $15.0 million during the nine months ended September 30, 2008. To a lesser extent, our negative working capital was also due to deferred revenue growth as we continue to transition the substantial majority of our license agreements to term. We expect to continue to have negative working capital at the end of 2008 as we used $28.0 million in cash to acquire Tamale and $19.5 million to repurchase 640,000 shares during October 2008.

Credit Facility

In February 2007, Advent Software, Inc. and certain of our domestic subsidiaries entered into a senior secured credit facility agreement (the “Credit Facility”) with Wells Fargo Foothill, Inc. (the “Lender”). Under the Credit Facility, the Lender will provide the Company with a revolving line of credit up to an aggregate amount of $75 million, subject to a borrowing base formula, to provide backup liquidity for general corporate purposes, including stock repurchases, or investment opportunities for a period of three years. As of September 30, 2008 and December 31, 2007, the Company maintained a zero debt balance and was in compliance with all associated covenants. We may choose to draw down upon this credit facility at any time.

Stock Repurchases

On May 7, 2008, our Board authorized the repurchase of up to 1.0 million shares of the Company’s common stock. The purchases will be funded from available working capital or available liquidity under our Credit Facility, and repurchased shares will be returned to the status of authorized but un-issued shares of common stock. During the third quarter of 2008, we repurchased 360,000 shares under the share repurchase plan authorized by our Board in May 2008 for a total cash outlay of $15.0 million and an average price of $41.76.

In October 2008, we repurchased the remaining 640,000 shares, under the program authorized in May 2008, for an average price of $30.41 per share, for a total cost of $19.5 million.

On October 30, 2008, the Board of Directors authorized a share repurchase program of up to 3.0 million shares, and we may borrow under the credit facility to fund a portion of these repurchases.

We expect that for the next year, our operating expenses will continue to constitute a significant use of cash flow. In addition, we may use cash to fund other acquisitions, repurchase additional common stock, or invest in other businesses, when opportunities arise. Based upon the predominance of our revenues from recurring sources, term license bookings performance and current expectations, we believe that our cash and cash equivalents, cash generated from operations and availability under our Credit Facility will be sufficient to satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases and financing activities for the next year. However, if we identify opportunities that exceed our current expectation, we may choose to seek additional capital resources through equity or debt financing. However, such financing may not be available at all, or if available may not be obtainable on terms favorable to us and could be dilutive.

Off-Balance Sheet Arrangements and Contractual Obligations

We currently have no significant capital commitments other than commitments under our operating leases, which decreased from $52.7 million at December 31, 2007 to $47.3 million at September 30, 2008.

The following table summarizes our contractual cash obligations as of September 30, 2008 (in thousands):

	Three
	Months Ended
	December 31	Years Ended December 31
	2008	2009	2010	2011	2012	Thereafter	Total
Operating lease obligations, net of sub-lease income	$1,877	$6,465	$5,961	$5,498	$4,913	$22,601	$47,315

At September 30, 2008 and December 31, 2007, we had a gross liability of $6.0 million and $5.9 million, respectively, for uncertain tax positions associated with the adoption of FIN 48. If recognized, the portion of unrecognized tax benefits at September 30, 2008 that would decrease our tax expense and increase net income is $5.0 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of the federal tax benefit of state income tax items. Since almost all of this liability relates to reserves against deferred tax assets that we do not expect to utilize in the short term, we cannot estimate the timing of potential future cash settlements and have not included any estimates in the table of contractual cash obligations above. Additionally, with the exception of California discussed below, our cash payments for income taxes will continue to be nominal until at least 2011 as we have significant net operating losses, capital losses and tax credit carryforwards to utilize. On September 27, 2008, California enacted tax law changes that suspended the utilization of California net operating losses and limited the utilization of California tax credits to 50% of our tax liability for the 2008 and 2009 tax periods. As a result, we expect to pay cash income taxes in California in 2008 and 2009 but do not expect the amount to exceed $750,000 in either year.

At September 30, 2008 and December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Historically, much of our revenues and capital spending was transacted in U.S. dollars. However, since the acquisitions of Advent Denmark, Advent Norway, Advent Sweden, Advent Netherlands, Vivid Orange Ltd. and Advent Europe’s remaining distributors in the United Kingdom and Switzerland, whose service and certain license revenues and capital spending are transacted in local country currencies, we have greater exposure to foreign currency fluctuations. Additionally as of September 30, 2008, $45.5 million of goodwill and $2.5 million of other intangibles from the acquisition of these international entities are denominated in foreign currency. Therefore a hypothetical change of 10% could increase or decrease our assets and equity by approximately $5 million and could increase or decrease our condensed consolidated results of operations or cash flows by approximately $0.5 million.

Our interest rate risk related primarily to our investment portfolio which consisted of $37.3 million in cash equivalents as of December 31, 2007 and $22.9 million in cash equivalents as of September 30, 2008. These cash equivalent securities were comprised of U.S. government debt securities which would not be materially affected by an immediate sharp increase or decrease in interest rates. As of September 30, 2008, we did not hold any other securities outside of U.S. government money market mutual fund securities and will continue to hold U.S. government securities in the near future.

We also have interest rate risk relating to debt under our line of credit facility which is indexed to LIBOR or a Wells Fargo prime rate. However, as of September 30, 2008, we essentially have no exposure for market risk for changes in interest rates associated with our credit facility, as we have a zero balance of debt outstanding.

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

Our investments in privately held companies are assessed for impairment when a review of the investee’s operations indicates that a decline in value of the investment is other than temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. Impaired investments in privately held companies are written down to estimated fair value. We estimate fair value using a variety of valuation methodologies. Such methodologies include comparing the private company with publicly traded companies in similar lines of business, applying revenue and price/earnings multiples to estimated future operating results for the private company and estimating discounted cash flows for that company. We could lose our entire investment in these companies. At September 30, 2008 and December 31, 2007, our net investments in privately-held companies totaled $0.5 million.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Principal Executive and Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(f) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Principal Executive and Financial Officer has concluded our disclosure controls and procedures were effective as of September 30, 2008 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to Advent’s management, including our Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting which were identified in connection with the evaluation required by Rule 13a-15(e) of the Exchange Act that occurred during the third quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, Advent’s internal control over financial reporting.

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

Our Sales Cycle is Long and We Have Limited Ability to Forecast the Timing and Amount of Specific Sales and the Timing of Specific Implementations

The purchase of our software products often requires prospective customers to provide significant executive-level sponsorship and to make major systems architecture decisions. As a result, we must generally engage in relatively lengthy sales and contracting efforts. Sales transactions may therefore be delayed during the customer decision process because we must provide a significant level of education to prospective customers regarding the use and benefit of our products. Our business and prospects are subject to uncertainties in the financial markets and can cause customers to remain cautious about capital and information technology expenditures. The sales cycle associated with the purchase of our solutions is typically between two and twelve months depending upon the size of the client, and is subject to a number of significant risks over which we have little or no control, including broader financial market volatility, adverse economic conditions, customers’ budgeting constraints, internal selection procedures, and changes in customer personnel, among others. Recent volatility in the U.S. and global financial markets will further exacerbate this risk. We have recently experienced some clients and prospects delaying or cancelling additional license purchases. In addition, some prospects and clients have gone out of business or have been acquired, which we expect to continue as the financial markets face hardship.

As a result of a lengthy and unpredictable sales cycle, we have limited ability to forecast the timing and amount of specific perpetual license sales, or term license sales which we report quarterly as term license contract value (TCV) or annual term license contract value (ACV). The timing of large individual license sales is especially difficult to forecast, and we may not be successful in closing large license transactions on a timely basis or at all. Customers may postpone their purchases of our existing products or product enhancements in advance of the anticipated introduction of new products or product enhancements by us or our competitors. Accordingly, our perpetual license revenue or our level of TCV in any particular period is subject to significant fluctuation. For example, during the third quarter of 2008, our perpetual license revenue was lower than expected as we licensed fewer perpetual seats and modules to our existing perpetual client base.

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

Uncertain Economic and Financial Market Conditions Have in the Past and Currently Are Adversely Affecting Our Business

The market for investment management software systems has been and currently is affected by a number of factors, including reductions in capital expenditures by customers and poor performance of major financial markets. The current market downturn, dissolution and acquisitions of our clients and prospects, the decline in  Assets Under Administration (AUA) or Assets Under Management (AUM) as a result of significant declines in asset values of our clients and the accompanying market uncertainty affects and will continue to affect our ability to sell our solutions. The target clients for our products include a range of financial services organizations that manage investment portfolios. In addition, in our MicroEdge business segment, we target corporations, public funds, universities and non-profit organizations, which also manage investment portfolios and have many of the same needs. The success of many of our clients is intrinsically linked to the health of the financial markets. The demand for our solutions has been and currently is disproportionately affected by fluctuations, disruptions, instability and downturns in the economy and financial services industry, which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products. We have recently experienced some clients and prospects delaying or cancelling additional license purchases.  In addition, some prospects and clients have gone out of business or have been acquired, which we expect to continue as the financial markets face hardship.

Beginning in the second half of 2007, difficulties in the mortgage and broader credit markets in the United States and elsewhere resulted in a relatively sudden and substantial decrease in the availability of credit and a corresponding increase in funding costs.  More recently, the current volatility and uncertainty in the financial markets generally has also caused large losses, layoffs, dissolutions and acquisitions by financial institutions and other clients, which will likely result in reduced expenditures for software and related services. Additionally, the economic downturn has also decreased our clients’ AUA or AUM, which in turn causes our revenues to decrease since some pricing is based on assets under administration or management. In addition, the failure of existing investment firms or the slowdown in the formation of new investment firms, could cause a decline in demand for our solutions. Also, consolidation of financial services firms and other clients will result in reduced technology expenditures or acquired customers using the acquirer’s own proprietary software and services solutions or the solutions of another vendor.  In some circumstances where both acquisition parties are customers of Advent, the combined entity may require fewer Advent products and services than each individually licensed, thus reducing our revenue. Challenging economic conditions may also cause our customers to experience difficulty with gaining timely access to sufficient credit or our customers may become unable to pay for the products or services they have purchased, which could result in their inability to fulfill or make timely payments to us. If that were to occur, our days sales outstanding would be negatively affected, and our reserves for doubtful accounts and write-offs of accounts receivable may increase.

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

We have, in the past, experienced a number of market downturns in the financial services industry and resulting declines in information technology spending, which has caused longer sales and contracting cycles, deferral or delay of information technology projects and generally reduced expenditures for software and related services. The severity of the market downturn and worsening volatility and uncertainty in the financial markets and the financial services sector in recent months may have a material adverse effect on our revenues and results of operations in the longer term.

We Depend Heavily on Our Axys®, Geneva, APX and Moxy Products

We derive a majority of our net revenues from the license and maintenance revenues from our Axys, Geneva, APX and Moxy products. In addition, Moxy and many of our applications, such as Partner and various data services have been designed to provide an integrated solution with Axys, Geneva and APX. As a result, we believe that for the next several years a majority of our net revenues will depend upon continued market acceptance of Axys, Geneva, APX, and Moxy, and upgrades to those products.

Our Current Operating Results May Not Be Reflective of Our Future Financial Performance

During fiscal 2007 and the nine months ended September 30, 2008, we recognized 77% and 80%, respectively, of total net revenues from recurring sources, which we define as revenues from term license, maintenance on perpetual licenses and other recurring revenue. We generally recognize revenue from these sources ratably over the terms of these agreements, which typically range from one to three years. As a result, almost all of our revenues in any quarter are generated from contracts entered into during previous periods.

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

Further, because of the large percentage of revenue from recurring sources, our historical operating results on a generally accepted accounting principles (GAAP) basis will not necessarily be the sole or most relevant factor in predicting our future operating results. Accordingly, we report non-GAAP information, such as our quarterly term license bookings metrics (expressed as term license contract value, “TCV”, or annual term license contract value, “ACV”) and maintenance renewal rates, that is intended to provide investors with certain of the information that management uses as a basis for planning and forecasting of future periods. However, placing undue reliance upon non-GAAP or operating information is not appropriate because this information is neither standardized across companies nor subjected to the same control activities and audit procedures that produce our GAAP financial results. In addition, the current market downturn has started to cause, and may in the future cause more, clients not to renew their licenses or maintenance, which would affect our renewal rates. Also, the significant declines in market value of our clients affect their AUA or AUM.  Consequently, we may also experience a decline in the TCV and ACV of bookings since the pricing of some of our products is based upon our client’s AUA or AUM.  Furthermore, we have some contracts for which clients pay us fees based on the greater of a negotiated annual minimum fee or a calculated fee that is determined by the client’s AUA or AUM. If a client previously had paid us based on the calculated fee, rather than the annual minimum fee, we would experience a decline in revenue as a result of any decline in those clients’ AUA or AUM.

If Our Existing Customers Do Not Renew Their Term License, Perpetual Maintenance or Other Recurring Contracts, Our Business Will Suffer

Revenues recognized from recurring contracts represented 77% and 80% of total net revenues in fiscal 2007 and the first nine months of 2008, respectively. We expect to continue to derive a significant portion of our revenue from our clients’ renewal of term license, perpetual maintenance and other recurring contracts and such renewals are critical to our future success. Some factors that may affect the renewal rate of our contracts include:

•	Impact of the current extreme market volatility on our clients and prospects;
•	The price, performance and functionality of our solutions;
•	The availability, price, performance and functionality of competing products and services;
•	The effectiveness of our maintenance and support services; and
•	Our ability to develop complementary products and services.

Most of our perpetual license customers renew their annual maintenance although our customers have no obligation to renew such maintenance after the first year of their license agreements. In addition, our customers may select maintenance levels less advantageous to us upon renewal, which may reduce recurring revenue from these customers. In addition, the current market downturn has, and may in the future, caused some clients not to renew their maintenance or reduce their level of maintenance, which would affect our renewal rates and revenue.

We only have limited experience with renewals of our term license contracts. During the third quarter of 2007, we commenced renewing term license contracts signed in the third quarter of 2004.  These were the first three-year term license contracts to be renewed by Advent since our transition to a term pricing model began. Our customers have no obligation to renew their term license contracts and given the small number of contracts subject to renewal that were renewed in the second half of 2007 and first nine months of 2008, we cannot yet conclude whether customers will renew in a manner consistent with our perpetual maintenance customers.  Additionally, we cannot predict whether the renewals will be less advantageous to us than the original term contract. For example, the renewal periods for our term license contracts are typically shorter than our original term license contract and customers may request a reduction in the number of users or products licensed, resulting in a lower annual term license fee.  Further, customers may elect to not renew their term license contracts at all. Additionally, we may incur significantly more costs in securing our term license contract renewals than we incur for our perpetual maintenance renewals. If our term license contract customers renew under terms less favorable to us or choose not to renew their contracts, or if it costs significantly more to secure a renewal for us, our operating results may be harmed.

Our Stock Price May Fluctuate Significantly

Like many other companies, our stock price has been subject to wide fluctuations in recent months as part of the high market volatility. If net revenues or earnings in any quarter or our financial guidance for future periods fail to meet the investment community’s expectations, our stock price is likely to decline. Even if our revenues or earnings meet or exceed expectations, our stock price is subject to decline in this period of high market volatility because our stock price is affected by trends in the financial services sector and by broader market trends unrelated to our performance. Unfavorable or uncertain economic and market conditions, which can be caused by many factors, including declines in economic growth, business activity or investor or business confidence; limitation on the availability or increases in the cost of credit or capital; increases in inflation, interest rates, exchange rate volatility, default rates or the price of basic commodities; corporate, political or other scandals that reduce investor confidence in capital markets; outbreaks of hostilities or other geopolitical instability; natural disasters or pandemics; or a combination of these or other factors, have adversely affected, and may in the future adversely affect, our business, profitability and stock price.

We Operate in a Highly Competitive Industry

The market for investment management software is competitive and highly fragmented, is subject to rapid change and is sensitive to new product introductions and marketing efforts by industry participants. Our largest single source of competition is from proprietary systems used by existing and potential clients, many of whom develop their own software for their particular needs and therefore may be reluctant to license software products offered by third party vendors such as Advent. We also face significant competition from other providers of software and related services as well as providers of outsourced services. Many of our competitors have longer operating histories and greater financial, technical, sales and marketing resources than we do. In addition, consolidation has occurred among some of the competitors in our markets. Competitors vary in size, scope of services offered and platforms supported. In recent years, many of our competitors have merged with each other or with other larger third parties, and it is possible that even larger companies will emerge through additional acquisitions of companies and technologies. Any further consolidation among our competitors may result in stronger competitors in our markets and may therefore either result in a loss of market share or harm our results of operations. In addition, we also face competition from potential new entrants into our market that may develop innovative technologies or business models. Furthermore, competitors may respond to worsening market conditions by lowering prices and attempting to lure away our customers and prospects to lower cost solutions. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure will not result in price reductions, reduced operating margins or loss of market share, any one of which could seriously harm our business.

We Must Continue to Introduce New Products and Product Enhancements

The market for our products is characterized by rapid technological change, changes in customer demands, evolving industry standards and new regulatory requirements. New products based on new technologies or new industry standards can render existing products obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop new products or product enhancements that address the future needs of our target markets and respond to their changing standards and practices. For example, in 2007, we released more new products and product upgrades than any other year in our history. In 2008, we have released or plan to release product upgrades for Geneva, APX, Moxy, Advent Partner and Advent Revenue Center. In October 2008, we acquired Tamale Software which enables us to offer new product in the nascent research management field. However, it is too early to know whether these products will meet anticipated sales or that they will be broadly accepted in the market or that we will continue to introduce more products.

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

During the first nine months of 2008, term license revenues comprised approximately 30% of term license, maintenance and other recurring revenues as compared to approximately 22% and 14% in fiscal 2007 and 2006, respectively. Term license contracts are comprised of both software licenses and maintenance services. Individual perpetual software licenses vary significantly in value, and the value and timing of these transactions can therefore cause our quarterly perpetual license revenues to fluctuate.

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

In addition, we experience seasonality in our licensing. We believe that this seasonality results primarily from customer budgeting cycles and the annual nature of some AUA or AUM contracts, and expect this seasonality to continue in the future.  The fourth quarter of the year typically has more licensing activity.  That can result in term license bookings and perpetual license fee revenue being the highest in the fourth quarter, followed by lower term license bookings and perpetual license revenue in the first quarter of the following year. This seasonality may be adversely affected by the current market downturn and worsening economic conditions, and there is no guaranty that our fourth quarter term license bookings will be higher than previous quarters. Also, term licenses entered into during a quarter may not result in recognition of associated revenue until later quarters, as we begin recognizing revenue for such licenses when the related implementation services are substantially complete. In addition, we may incur commission and bonus expenses in the period in which we enter into a license, but not recognize the associated revenue until later periods.

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

We have relied on our ability to grant equity compensation as one mechanism for recruiting and retaining such highly skilled personnel. In making employment decisions, particularly in the high-technology industries and San Francisco Bay Area, job candidates often consider the value of the equity awards they are to receive in connection with their employment. Fluctuations in our stock price may make it more difficult to retain and motivate employees whose strike prices are substantially above current market prices. Similarly, decreases in the number of unvested in-the-money equity awards held by existing employees, whether because our stock price has declined, equity awards have vested, or because the size of follow-on equity award grants has declined, may make it more difficult to retain and motivate employees. Additionally, accounting regulations requiring the expensing of equity compensation impair our ability to provide these incentives without reporting significant compensation costs.

We may also choose to create additional performance and retention incentives in order to retain our employees, including the granting of additional stock options, restricted stock, restricted stock units, stock appreciation rights, performance shares or performance units to employees or issuing incentive cash bonuses. Such incentives may either dilute our existing stockholder base or result in unforeseen operating expenses which may have a material adverse effect on our operating results, or could result in our stock price falling; or may not be valued as highly by our employees which may create retention issues.

We Face Challenges in Expanding Our International Operations

We market and sell our products in the United States and, to a lesser extent, internationally. From 2001 through 2005, we acquired the subsidiaries of our independent distributor. In addition, we have begun to expand our sales in relatively new jurisdictions for Advent, such as the Middle East, Eastern Europe, and continue to explore other market regions, such as Asia. In 2006 we opened a branch office of Advent Europe Ltd. in the United Arab Emirates, as well as a subsidiary of Advent Software, Inc. in Hong Kong in 2008.  We cannot be certain that establishing businesses in other countries will produce the desired levels of revenues, such as in the case of our Greek subsidiary, Advent Hellas, which produced less than satisfactory revenues and profitability before its sale by Advent in 2005. Also, the recent worldwide decline in financial markets may disrupt our sales efforts in overseas markets. We currently have limited experience in developing localized versions of our products and marketing and distributing our products internationally. In addition, international operations are subject to other inherent risks, including:

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

Difficulties in Integrating Our Acquisitions and Expanding Into New Business Areas Have Impacted and Could Continue to Adversely Impact Our Business and We Face Risks Associated with Potential Acquisitions, Investments, Divestitures and Expansion

Periodically we seek to grow through the acquisition of additional complementary businesses. We entered into a definitive agreement in September 2008 to acquire Tamale Software, Inc., and completed the acquisition in October 2008. In November 2007, our MicroEdge subsidiary acquired Vivid Orange Limited, a United Kingdom company providing corporate community involvement and employee charitable giving technology.  In December 2006, we acquired East Circle Solutions, Inc., a developer of investment management billing solutions to integrate their product into our software offerings. From 2001 through the middle of 2003, we made five major acquisitions, including Kinexus Corporation, Techfi Corporation and Advent Outsource Data Management LLC, and also acquired all of the common stock of five of our European distributor’s subsidiaries. In addition, we purchased our European distributor’s remaining two subsidiaries in the United Kingdom and Switzerland in May 2004.

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

Catastrophic Events Could Adversely Affect Our Business

We are a highly automated business and rely on our network infrastructure and enterprise applications, internal technology systems and our Web site for our development, marketing, operational, support, and sales activities. A disruption or failure of these systems in the event of major earthquake, fire, telecommunications failure, cyber-attack, terrorist attack, or other catastrophic event could cause system interruptions, reputational harm, delays in our product development and loss of critical data and could affect our ability to sell and deliver products and services and other critical functions of our business. Our corporate headquarters, a significant portion of our research and development activities, our data centers, and certain other critical business operations are located in the San Francisco Bay Area, which is a region of seismic activity. We have developed certain disaster recovery plans and certain backup systems to reduce the potentially adverse effect of such events, but a catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected. Further, such disruptions could cause further instability in the financial markets or the spending of our clients and prospects upon which we depend.

In addition to the severe market conditions of recent months, other catastrophic events such as abrupt political change, terrorist acts, conflicts or wars may cause damage or disruption to the economy, financial markets and our customers. The potential for future attacks, the national and international responses to attacks or perceived threats to national security and other actual or potential conflicts or wars, including the ongoing crisis in the Middle East, have created many economic and political uncertainties. Although it is impossible to predict the occurrences or consequences of any such events, they could unsettle the financial markets or result in a decline in information technology spending, which could have a material adverse effect on our revenues.

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

Two of Our Principal Stockholders Have an Influence Over our Business Affairs and May Make Business Decisions with Which You Disagree and Which May Adversely Affect the Value of Your Investment

Our Chief Executive Officer and the Chairman of our board of directors own or control, indirectly or directly, a substantial number of shares of our common stock (approximately 36% as of October 31, 2008). As a result, if these people act together, they will have the ability to exert significant influence on matters submitted to our stockholders for approval, such as the election or removal of directors, amendments to our certificate of incorporation or the approval of a business combination. These actions may be taken even if they are opposed by other stockholders or it may be difficult to approve these actions without their consent. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

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

Additionally, in December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations”. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing generally accepted accounting principles (GAAP) until January 1, 2009. We currently believe that the adoption of SFAS 141R will result in the recognition of certain types of expenses in our results of operations that we currently capitalize pursuant to existing accounting standards and may also impact our financial statement in other ways. Additionally, the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.

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

Borrowings Under Our Credit Facility Must be Repaid if we Fail to Comply with Certain Covenants

In February 2007, we entered into a senior secured facility agreement which provides us with a revolving line of credit up to an aggregate amount of $75.0 million. We have in the past, and may in the future, borrow under the credit facility in order to fund working capital requirements, make share repurchases of our common stock or fund acquisitions. In addition, if our anticipated cash flow from our recurring sources of revenue is materially impaired due to customer defaults or failure to renew term licenses or maintenance contracts, our ability to borrow under the credit facility, or continue to meet the contractual covenants, may be compromised. Our continued ability to borrow under our credit facility is subject to compliance with certain financial and non-financial covenants. The financial covenant is limited to a maximum ratio of senior debt to earnings before interest, taxes, depreciation, and amortization (EBITDA), adjusted for cost capitalizations, extraordinary gains (losses) and non-cash stock compensation. Our failure to comply with such covenants could cause default under the agreement, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unfavorable terms. In the event of default which is not remedied within the prescribed timeframe, the assets of the Company (subject to the amount borrowed) may be attached or seized by the lender. As of September 30, 2008 and December 31, 2007, we had no outstanding borrowings under this credit facility and were in compliance with all covenants. However, on October 30, 2008, the Board of Directors authorized a share repurchase program of up to 3.0 million shares, and we may borrow under the credit facility to fund a portion of these repurchases.

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

On May 7, 2008, Advent’s Board authorized the repurchase of up to 1.0 million shares of the Company’s outstanding common stock. During the third quarter of 2008, Advent repurchased an aggregate of 360,000 shares of common stock for a total cash outlay of $15.0 million and at an average price of $41.76 per share. The following table provides a month-to-month summary of the repurchase activity under the stock repurchase programs approved by the Board in May 2008 during the three months ended September 30, 2008:

			Maximum
	Total	Average	Number of Shares That
	Number	Price	May Yet Be Purchased
	of Shares	Paid	Under Our Share
	Purchased	Per Share	Repurchase Programs
	(shares in thousands)

July 2008	—	$—	1,000
August 2008	—	$—	1,000
September 2008	360	$41.76	640

Total	360	$41.76	640

In October 2008, Advent repurchased the remaining 640,000 shares under the program authorized by the Board in May 2008 for an average price of $30.41 per share. On October 30, 2008, our Board of Directors authorized a share repurchase program to repurchase up to additional 3.0 million shares.

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

ADVENT SOFTWARE, INC.

Dated: November 7, 2008	By:	/s/ Stephanie G. DiMarco
Stephanie G. DiMarco Executive President, Chief Executive Officer and President (Principal Executive and Financial Officer)

Dated: November 7, 2008	By:	/s/ James S. Cox
James S. Cox Vice President and Corporate Controller (Principal Accounting Officer)