Form 10-K
period 2008-12-31
ADVENT SOFTWARE INC /DE/
filed 2009-03-12
CIK 1002225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The number of shares of the registrant's common stock outstanding as of June 30, 2008 was 26,790,664. The aggregate market value of the registrant's common stock held by non-affiliates, based upon the closing price on June 30, 2008, as reported on the NASDAQ National Market System, was approximately $368 million. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 28, 2009, there were 25,154,394 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrants definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part herein.

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

PART I

Item 1.    Business

Overview

        Advent Software, Inc. was founded and incorporated in 1983 in California and reincorporated in Delaware in November 1995. We offer software and services that automate work flows and data across investment management organizations, as well as the information flows between an investment management organization and external parties. Our products are intended to increase operational efficiency, improve the accuracy of client information and enable better decision-making. Each solution focuses on specific mission-critical functions of the investment management organization and is tailored to meet the needs of the particular client, as determined by size, assets under management and complexity of the investment environment.

        Our business is organized into two reportable segments, Advent Investment Management ("AIM") and MicroEdge. Advent Investment Management is our core business and derives revenues from the development, marketing and sale of software products, data interfaces and related maintenance and services that automate, integrate and support certain mission-critical functions of investment management organizations primarily in the United States, Europe, Middle East and Africa. In October 2008, our AIM segment acquired Tamale Software, Inc., a provider of research management software which helps investment professionals manage their workflow and research process. MicroEdge derives revenues from the sale of software and services for grant management, matching gifts and volunteer tracking for the grantmaking community primarily in the United States and United Kingdom. For additional information regarding our reportable segments and geographic areas, see Note 13, "Segment, Significant Customer and Geographical Information", to our consolidated financial statements.

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

Clients

        Advent's core clients are investment management institutions that manage, advise and perform recordkeeping functions on financial assets. Examples of these institutions include global and US-based asset managers, registered investment advisors, prime brokers, fund administrators, hedge funds, family offices and banks and trusts. Our MicroEdge clients include corporations, foundations and non-profit organizations that provide grants to non-profit organizations. We have a diverse client base ranging from small clients to some of the largest institutional clients in the world. In fiscal 2008, 2007 and 2006, no single customer accounted for more than 10% of our total net revenues. Geographically, though the US continues to represent our primary market, international sales have grown and represented 14% and 12% of total net revenues in 2008 and 2007, respectively.

Our Industry

        Over the past decade, the investment management industry has transformed dramatically. These changes include: the increase of assets managed in alternative strategies; the creation of increasingly complex securities instruments used by hedge funds and in alternative strategies; significant increase in cross border flows and global investment activity; the evolution and maturation of electronic markets; and the proliferation of research information from myriad structured and unstructured sources. All of these factors have created opportunities over the years for our investment manager clients, but they have also resulted in substantially increased complexity in their operations and processes. We believe that investment managers have clear needs that translate into demand for Advent solutions: portfolio accounting and analysis; trade order management and post-trade processing, research management; account management, custodial reconciliation and ever-increasing requirements to comply with evolving industry standards and government regulations.

Recent Market Trends

        Since the Fall of 2008, dislocation and decreasing confidence in the credit markets have driven all global equity indices into significant decline with increased volatility. The impact on investment management organizations has been twofold: first, the decline in major market valuations has had an impact on the solvency, size and buying power of some of our clients; and second, these firms face increasing pressure from regulators and investors to provide operational transparency. In addition to market trends, recent high-profile cases of investment fraud have emphasized the importance of checks and balances between investment management companies and their investors' custodial firms. Despite this challenging climate, we consistently grew quarterly revenues in 2008 and we anticipate the following trends to continue, some of which will drive demand for Advent solutions:

  •
  Continued volatility in the financial markets and turmoil in the credit markets;

  •
  Increased scrutiny from regulators resulting in demand from institutional investors for more sophisticated reporting and operational transparency;

  •
  Rising number of wirehouse advisors exiting large brokerages due to the recent market troubles;

  •
  Emergence of a "multi-prime" brokerage model that helps small and midsize hedge funds diversify their counterparty risk through multiple prime relationships;

  •
  Continued growth of investment management firms and sovereign wealth funds in emerging markets, including the Middle East and Asia; and

  •
  Expanding and increasing efforts by European investment managers to comply with MiFID—The Markets in Financial Instruments Directive—which went into effect November 1, 2007 and is driving strategic technology changes to support requirements for best execution, trading transparency and other measures for investor protection.

        In order to operate more efficiently, investment management organizations continue to automate and integrate their mission-critical and labor-intensive functions, including: (i) investment decision support; (ii) trade order management and compliance; (iii) portfolio accounting, performance measurement and report generation; (iv) client relationship management; (v) straight-through-processing that includes connectivity and data integration; and (vi) research management. Investment management organizations historically have relied on internally-developed systems, third-party systems, outsourced services or spreadsheet-based systems to manage these information flows.

        The current turmoil in the credit markets and volatility in financial markets may create pressure on our clients to decrease their information technology budgets, which could negatively impact our business. While we are not immune to downturns in technology spending, should our customers reduce their spending, we believe we are well-positioned to maintain our competitive position in the longer term for the following reasons:

  •
  Our portfolio accounting, trade order management, and compliance software is mission critical to our customers;

  •
  Our technology can be utilized to increase operational efficiency;

  •
  As a market leader in investment management technology, we expect the customers who spend money will attempt to minimize risk and therefore, look to our stability, reliability and scalability;

  •
  We expect an increased need for systems in the face of a more regulated, compliance-oriented industry; and

  •
  Our recurring revenue model and large customer base will continue to provide longer term stability.

        Particularly in difficult market conditions, we believe that the need to streamline operations increases the value of Advent's ability to offer an integrated, proven, and cost-effective suite to clients and prospects seeking operational efficiency and an established business partner.

Seasonality

        We experience seasonality in our license bookings. We believe that this seasonality results primarily from customer budgeting cycles and the annual nature of some Assets Under Administration (AUA)

and Assets Under Management (AUM) contracts, and expect this seasonality to continue in the future. The fourth quarter of the year typically has more licensing activity, although the increase was less pronounced at the end of 2008 than in 2007. This can result in term license bookings and perpetual license fee revenue being the highest in the fourth quarter, followed by lower bookings and perpetual license revenue in the first quarter of the following year. We expect the impact of this seasonality upon revenues will continue to decrease in the future as we move more of our licenses to a term model, under which we generally recognize revenue from term licenses ratably over the period of the contract term which is typically three years.

        We also experience seasonality in our operating cash flows and expect this seasonality to continue in the future. We experience lower operating cash flows in the first quarter of the year as we make payments of our year-end liabilities including payables and bonuses, commissions and payroll taxes. Conversely, we experience relatively stronger operating cash flows in the fourth quarter of the year as we generally bill and collect for term agreements in equal installments in advance of each annual period.

        For additional information regarding factors that affect the timing of the recognition of software license revenue, see "Management's Discussion and Analysis of Financial Condition and Results of Operations / Critical Accounting Policies and Estimates / Revenue Recognition."

Strategy

Mission

        Our mission is to strengthen and grow our business as a leading provider of mission-critical software and services for the investment management industry.

        We plan to strengthen and grow our core business by:

  •
  Expanding our solution "footprint" to help our customers and prospects leverage the benefits of technology across more areas of the investment management process, including research management, compliance, performance attribution, analysis, reconciliation and billing;

  •
  Enhancing our core portfolio accounting and trade order management applications to capitalize on new market opportunities created by the growth in alternative instruments;

  •
  Expanding our international presence;

  •
  Continuing to migrate our largest and most complex Axys customers to Advent Portfolio Exchange ("APX") or Geneva;

  •
  Continuing our rapid product refresh cycle; and

  •
  Delivering high quality services and support that ensure our customers' satisfaction and success.

Customer Focus

        At December 31, 2008, we served more than 4,700 customers. Our customers, and the investment management industry as a whole, generally face a tightening regulatory environment, growth in the volume and complexity of their trading activities, an increase in alternative investment markets, and increasing globalization of the investment marketplace. We are committed to making the required investments in product development to continue delivering mission-critical solutions to our customers as their needs evolve.

        We are experiencing continued loyalty from our customers in the length of time they use our products and their license and maintenance renewals. Our customers use our products for an average of over 10 years. Our blended term license and perpetual maintenance renewal rate, which we report one quarter in arrears, was 88% for the third quarter of 2008.

        We believe our strategy and customer focus are driving increasing market acceptance for our products. We added 89 new APX clients and 47 new Geneva clients during fiscal 2008.

Business Model

        During 2008, we continued the transition of our business to a predominately term license model. Under this model, customers purchase a license to use our software for a fixed period of time and we recognize the license revenue ratably over the length of the contract. Conversely, under a perpetual pricing model, customers purchase a license to use our software indefinitely and we recognize all license revenue at the time of sale. Although the term license model has the effect of lowering license revenues compared to a perpetual model in its early periods, we believe the term license business model will increase the total potential value of our customer relationships because our customer focus, customer base and the market acceptance of our products results in a long customer relationship. We believe that a term license business model ultimately provides more predictable revenue streams.

        We continue to be focused on growing our recurring revenues. Total recurring revenues, which we define as term license, perpetual maintenance, and other recurring revenues, have increased from 77% of total net revenues in 2007 to 79% in 2008, and we expect them to increase in future years. These recurring revenue sources provide us with increased ability to make strategic decisions to invest in our business while remaining confident that our operating results will be reasonably predictable.

        In 2009, we plan to focus on expanding our footprint in the front-office through our Tamale RMS offering and to continue to invest in client support, product development, and sales and marketing, as well as solidify our position as a market leader. Our investment in client support will enable us to continue to improve the services we provide to our clients in their day-to-day use of our software and build a scalable organization to support our largest and most complex customers. Our investments in product development are designed to enable us to develop new products as well as maintain our rapid enhancements and upgrades to our existing products.

        Overall, despite the macroeconomic headwinds and our intention to continually invest to support our growth, we plan to maintain our operating margins in 2009. In the longer term, we believe that our market leadership position and our reasonably predictable term license revenue model will enable us to grow operating margins.

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

        We offer solutions for customers in numerous markets, which include:

  •
  Advent® for Asset Managers

  •
  Advent® for Global Asset Managers

  •
  Advent® for Hedge Fund Managers

  •
  Advent® for Fund Administrators

  •
  Advent® for Banks and Trusts

  •
  Advent® for Family Offices

  •
  Advent® for Financial Advisors

        These solutions are comprised of various combinations of Advent software products, data integration tools and professional services all aimed at meeting our clients' critical business needs.

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

  •
  Advent Portfolio Exchange® (APX) is an end-to-end portfolio management solution that integrates the front-office functions of prospecting, marketing, and customer relationship management with the back-office operations of portfolio accounting and reporting. This enterprise solution allows users across the firm to manage both institutional and high-net worth clients with a full range of instruments including domestic and international equities, mutual funds, fixed income, equity options and derivatives, and variable rate securities. With an integrated CRM, performance analytics reports and automated report packaging, APX delivers easy access to critical data and enables users to deliver superior client service without increasing operational costs or overhead. APX technology leverages a single SQL database to deliver client and portfolio data to operations, marketing and portfolio managers through a browser-based user interface.

  •
  Axys® is a turnkey portfolio management and reporting system for small to mid-size investment management organizations. Axys provides investment professionals with broad portfolio accounting functionality on a variety of investment instruments, including equities, fixed income, mutual funds and cash. By using Axys, clients have a timely decision support tool with immediate access to portfolio holdings, asset allocation, realized and unrealized gains and losses, actual and projected income and other valuable data including sophisticated performance measurement and flexible reporting. In addition to a comprehensive set of standard reports, clients can easily generate fully customized reports with the assistance of Report Writer Pro which is included with the product.

  •
  Tamale RMS® (Research Management Solution), which our AIM segment added to its product suite with the October 2008 acquisition of Tamale, is a software solution that helps portfolio managers and analysts easily capture, access and share their research, in order to manage investment ideas more effectively. Tamale RMS creates a research workspace for portfolio managers and analysts that contains all of their research-related information, such as: notes, reports, financial models, contacts, calendar appointments and essential Web sites at their fingertips. It features an open, enabling platform that allows firms to build custom workflows to easily integrate both quantitative and qualitative information so that the investment research process is fully optimized. Tamale RMS organizes information around the workflow of each investment professional and provides features that optimize the research process. In addition, custom reports and templates can be created easily to extend the value of Tamale RMS within research-driven investment management firms.

  •
  Moxy® automates and streamlines the portfolio construction, trading and order management process for the investment management community. Moxy also provides Internet-ready electronic order routing based on the industry standard FIX messaging protocol so that users can route trades electronically to any FIX-compliant broker, crossing networks, and various dark pools of liquidity that supports the internet or other TCP/IP connection. Trades are executed, processed, settled and accounted for without manual intervention. Through its streamlined integration with Advent's industry-leading portfolio management platforms (Advent Portfolio Exchange, Geneva and Axys), Moxy enables true internal and external straight through processing (STP) through various post trade interfaces like OASYS for broker notification and brings together mission-critical functions across investment management organizations. Moxy is built on a new multi-tiered architecture that leverages MSFT SQL 2005 and .NET technology.

  •
  Advent Rules Manager® is a tightly integrated solution that meets investment management firms' increasingly complex trading compliance and portfolio monitoring requirements. Advent Rules Manager is a rules-based system that enables firms to easily and accurately define their trading and portfolio policies, and automates their control and review. Automated record keeping and easy reporting save time and eliminate the cost of hiring additional resources. Firms can efficiently manage portfolios, trading, compliance workflow, and safeguard their client commitments. Putting policies into practice, firms strengthen their competitive advantages and are able to attract and retain institutional clients. Advent Rules Manager helps firms record, test and compare their compliance practices against their policies, demonstrating that their compliance program is managed proactively.

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

  •
  Rex® enables reconciliation management. Rex is integrated with Axys and APX and is designed for firms that want to electronically reconcile information stored in Axys or APX against custodial information. Rex works in conjunction with Advent Custodial Data, which provides data from a firm's custodian(s).

  •
  Advent® General Ledger Exchange (Advent® GLX) is an easy-to-use GL interface, which enables clients to gain efficiencies through eliminating duplicate data entry. With Advent GLX, clients can import portfolio transactions and unrealized gains and losses from APX and Axys, translate portfolio data into GL journal entries, and export directly into their ledger systems.

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

Data, Data Integration Services and Outsourced Services

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

  •
  Advent Corporate Actions® (ACA) is a straight-through-processing service that delivers customized, position-level corporate action reports for a broad range of action and security types, along with scrubbed, market effective transactions for mandatory US equity and ADR events, including tax compliant details. Using ACA, firms can track actions from announcement through effective date; receive alerts containing revisions and processing tips; and gain access to a dedicated team of corporate action specialists who assist advisory staff with processing details and the interpretation and confirmation of complex tax opinions.

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

  •
  SmartChangeSM is a customizable, web-based hosted platform that helps companies and charities manage their corporate community involvement and employee-giving initiatives.

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

  •
  Advent Plus® is the core component of our support plans and includes the following features and benefits:

  •
  Access to the Advent Support Center to help ensure reliable system performance without interruption

  •
  Less downtime and increased employee productivity as a result of timely support response

  •
  Freedom to focus a firm's IT resources in other areas

  •
  Access to Advent product upgrades and enhancements including SEC regulatory and CFA Institute compliance updates

  •
  Advent Preferred® offers faster response times and access to seasoned support representatives. In addition to the services of the Advent Plus plan, Advent Preferred offers:

  •
  Faster access to more experienced support representatives and incident escalation for addressing resolution of questions and issues

    •
    Additional support hours

    •
    Migration planning sessions to help ensure smoother migrations and upgrades

  •
  Advent Pinnacle® is our most comprehensive plan and provides unlimited access to our most experienced team of support representatives. In addition to the services included in Advent Preferred, Advent Pinnacle provides:

  •
  Maximum support coverage including scheduled extended hours support

  •
  Unlimited support hours

  •
  The highest level of access to Advent product and technical experts—both in response and resolution

  •
  Features that promote continuous improvement of your Advent applications, including industry networking events and built-in discounts to Advent Professional Services.

        In February 2009, our Investment Management Group's client support organization achieved certification under the Service Capability and Performance (SCP) Support Standard for the fourth consecutive year. We are the only company in the financial services software industry to earn this recognition.

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

Sales and Marketing

        We primarily license and sell Advent products and services through five sales groups, which are organized by product and customer type. The sales groups include a direct sales organization (comprised of both field sales and telesales representatives) as well as product marketing and product management groups, which are responsible for assessing market opportunities and collaborating with our product development organization on product planning and management. Product marketing coordinates our market validation process, through which we interview existing clients and sales prospects, and gather information to define scope, features and functionality of new products and product upgrades. The sales groups are as follows:

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

  •
  Straight Through Processing (STP), selling solutions for connectivity, data integration and outsourcing based on Advent Custodial Data, Advent Corporate Actions, Advent Back Office Service (ABOS), Advent Wealth Service and other associated products and services into the asset management, banks and trusts, hedge funds, family offices and financial advisors markets;

  •
  Tamale, selling the Tamale RMS solution to investment professionals at hedge funds, endowments, funds of funds, private equity firms and traditional asset management firms to manage their workflow and research process; and

  •
  Grantmaking, Community and Non-profit Organizations, selling GIFTS, FIMS and FoundationPower products and associated services.

        We have sales offices throughout the United States, Europe and Middle East regions, including San Francisco, New York, Boston, London, Oslo, Copenhagen, Stockholm, Amsterdam, Zurich, Dubai and Hong Kong.

        Our corporate marketing organization is responsible for providing support to the sales organization through lead generation activities, brand support, sales training, marketing materials, and the provision of marketing events, such as conferences and seminars.

Product Development

        In fiscal 2008, 2007 and 2006, our product development expenses were $50.2 million, $41.9 million and $34.9 million, respectively. We also capitalized $3.5 million, $3.3 million and $1.5 million of software development costs in 2008, 2007 and 2006, respectively. Our product development organization builds product enhancements and new products, incorporates new technologies into existing products and sustains the quality of our current products. Our product development activities include the identification and validation of product specifications as well as engineering, quality assurance and documentation.

        Our new products and product upgrades require varying degrees of development time, depending upon the complexity of the accounting requirements and securities regulations which they are intended to address, as well as the number and type of features incorporated. To date, we have generally relied upon internal development for our products. We have in the past acquired, and may again in the future acquire, additional technologies or products from third parties. For example, in October 2008, we acquired Tamale Software, a provider of research management software which helps investment professionals manage their workflow and research process and, in November 2007, we acquired a provider of a web-based platform to help companies manage their corporate community involvement. We intend to continue to support industry standard operating environments, architectures and network protocols.

Unfilled License Orders, Deferred Revenues and Backlog

        Unfilled license orders represent license orders that have been received from our customers for the license of our software products but have not been shipped as of the end of the applicable fiscal period. We do not believe that unfilled license orders are a consistent or reliable indicator of future results. Our customers generally do not cancel orders for our software products. Unfilled license orders as of December 31, 2008 totaled $1.5 million and $1.8 million at December 31, 2007, respectively.

        Total deferred revenue includes deferred perpetual license, term license, maintenance and services. Deferred perpetual license revenue is recognized when a contingency, such as a future product deliverable committed in the contract, is removed. Deferred term license revenue is generally recognized over the contract length. Deferred maintenance revenue is generally recognized over the service period, which is typically twelve months. Deferred professional services revenue is either recognized over the period the specific services are rendered, or over the related contract period when sold in conjunction with a multi-year term license.

        During 2008, we continued our transition to selling mostly term licenses. We believe that the move to a term license model increases the value over the long-term of each customer relationship and improves the predictability of our revenues. We generally recognize revenue from term licenses ratably over the period of the contract term which varies from one to five years but is typically three years. For these term contracts, we invoice the customer annually in advance. As a result, the first year's contract value is included in deferred revenue while subsequent years of the contracted value are not (unless the subsequent years are prepaid by the client, which is typically not the case). During the subsequent years, annual term billing results in an increase in deferred revenues at the commencement of each annual billing period. Total deferred revenues were $153.2 million and $120.3 million at December 31, 2008 and 2007, respectively.

        We define backlog as the value of multi-year term license, outsourcing and data service contracts which contain a binding commitment for the full contract term, less any amounts from those contracts already invoiced. We exclude annual maintenance contracts from the backlog calculation since they contain annual renewal options (for example, annual maintenance or data reconciliation contracts). Our total backlog was approximately $151.7 million and $99.2 million as of December 31, 2008 and 2007, respectively.

        For additional information regarding factors that affect the timing of the recognition of software license revenue, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Revenue Recognition."

Competition

        The market for investment management software is characterized by the relative size of the organizations that manage and advise on investment portfolios. The market is competitive and highly fragmented. It is subject to rapid change and is sensitive to new product introductions and marketing efforts by industry participants. Competitors vary in size, scope of services offered and platforms supported. Our largest single source of competition is from proprietary systems used by our existing and potential clients, some of whom develop their own software for their particular needs and therefore may be reluctant to license software products offered by third party vendors such as Advent. We also face significant competition from other providers of software and related services as well as providers of outsourced services such as Charles River Development, the Checkfree APL subsidiary of Fiserv, DST International, the Eagle Investment Systems subsidiary of Bank of New York/Mellon Financial Corporation, the Eze Castle Software subsidiary of BNY ConvergEx Group, FT Interactive Data, the IBSI division of SunGard, INDATA, the LatentZero division of Fidessa group plc, Linedata Services, the Macgregor division of Investment Technology Group, the PORTIA division of Thomson Financial, Schwab Performance Technologies, SimCorp A/S and SS&C Technologies. Many of our largest competitors have longer operating histories and greater financial, technical, sales and marketing resources than we do, due, in part to a wave of consolidation that has occurred in our markets. Since 2005, many of our competitors have been acquired by larger enterprises, and it is possible that even larger competitors will be created through additional acquisitions of companies and technologies. We believe that Advent competes effectively in terms of the most predominant competitive differentiators, which include product performance and functionality, ease of use, scalability, ability to integrate external data sources, product and company reputation, client service and price.

Intellectual Property and Other Proprietary Rights

        Our success depends significantly upon our proprietary technology. We currently rely on a combination of copyright, trademark, patent and trade secret law, as well confidentiality procedures and contractual provisions to protect our proprietary rights. We have registered trademarks and copyrights for many of our products and services and will continue to evaluate the registration of additional trademarks and copyrights as appropriate. We generally enter into confidentiality agreements with our employees, customers, resellers, vendors and others. We seek to protect our software, documentation and other written materials under trade secret and copyright laws. While we do not believe we are dependent on any one of our intellectual property rights, we do rely on the combination of intellectual property rights and other measures to protect our proprietary rights. Despite these efforts, existing intellectual property laws may afford only limited protection. In addition, it may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use our proprietary information. In addition, we cannot be certain that others will not develop or acquire substantially equivalent or superseding proprietary technology, equivalent or better products will not be marketed in competition with our products, or others may not design around any patent that may be issued to us or other intellectual property rights of ours, thereby substantially reducing the value of our proprietary rights. We cannot be sure that we will develop proprietary products or technologies that are patentable, that any patent, if issued, would provide us with any competitive advantages or would not be challenged by third parties, or that the patents of others will not adversely affect our ability to do business. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary to protect our proprietary technology which may be time-consuming and expensive, with no assurance of success. As a result, we cannot be sure that our means of protecting our proprietary rights will be adequate.

Employees

        As of December 31, 2008, we had 1,068 employees, including approximately 443 in client services and support, 204 in sales and marketing, 251 in product development and 170 in general and administration. Of these employees, 976 were located in the United States and 92 were based in Europe, Middle East and Asia. We endeavor to maintain competitive compensation, benefits, equity participation and work environment policies in order to attract and retain qualified personnel. None of our employees are represented by a labor union. We have not experienced any work stoppages and we believe our employee relations are good.

Executive Officers of Registrant

        The following sets forth certain information regarding the executive officers of the Company as of March 1, 2009:

Name	Age	Position
Stephanie G. DiMarco	51	Chief Executive Officer and Chief Financial Officer
David Peter F. Hess Jr.	38	President
Lily S. Chang	60	Executive Vice President and Chief Technology Officer
John P. Brennan	52	Senior Vice President, Human Resources
James S. Cox	37	Vice President and Principal Accounting Officer

        Ms. DiMarco founded Advent in June 1983. She served as Chairman of the Board from November 1995 until December 2003. Ms. DiMarco currently serves as Chief Executive Officer since her permanent appointment to the position in December 2003, after serving on an interim basis from May

2003. Ms. DiMarco also serves as Chief Financial Officer since her permanent appointment to the position in December 2008, after serving on an interim basis from July 2008. Previously, she had served as President from June 1983 to April 1997 and again from May 2003 to December 2008, and as Chief Executive Officer from June 1983 to November 1999. She is a former member of the Board of Trustees of the UC Berkeley Foundation, serves on the Advisory Board of the College of Engineering at the University of California, Berkeley, and is a San Francisco Foundation board member and Chairman of its Investment Committee and former member of the Audit Committee. Ms. DiMarco holds a B.S. in Business Administration from the University of California at Berkeley.

        Mr. Hess joined Advent in 1994. He was appointed as President of Advent in December 2008. Mr. Hess is responsible for the worldwide marketing, sales and services for the Company's Investment Management, Global Accounts, Straight-Through-Processing (STP) and Tamale Research Management groups as well as the Company's international operations. From February 2007 to December 2008, Mr. Hess served as Executive Vice President and General Manager of Advent's Investment Management Group. From May 2004 to February 2007, Mr. Hess served as Executive Vice President and General Manager of our Global Accounts group. In this role, Mr. Hess had global responsibility for strategy, product marketing, sales, services, and support of Advent solutions for the asset management industry's largest firms. Mr. Hess has held a variety of other positions in the company including Vice President of Sales and Vice President of Marketing. Mr. Hess holds a B.A. from Princeton University.

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

        Mr. Brennan joined Advent in March 2004 as Vice President of Human Resources and is responsible for all aspects of Human Resources and facilities and real estate management. In February 2009, Mr. Brennan was promoted to Senior Vice President. Prior to joining Advent, Mr. Brennan was Vice President of Human Resources from 1999 to 2004 for Wind River Systems. Prior to Wind River, Mr. Brennan held various positions at Visa International from 1991 to 1999. Mr. Brennan began his Human Resources career with assignments at Westinghouse Electric Company and Pacific Gas and Electric. Mr. Brennan has a master's degree in Industrial and Labor Relations from Cornell University, and a bachelor's degree in English Literature and Music from Hamilton College.

        Mr. Cox joined Advent in June 2006 as Corporate Controller. In July 2008, Mr. Cox was promoted to Vice President and named Principal Accounting Officer. Prior to joining Advent, Mr. Cox served as Assistant Controller of UTStarcom from 2004 to 2006. From 1994 to 2004, Mr. Cox held various positions at PricewaterhouseCoopers, LLP. Mr. Cox holds a B.A. in Economics from Ohio University.

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

Uncertain economic and financial market conditions adversely affect our business.

        The market for investment management software systems has been and currently is negatively affected by a number of factors, including reductions in capital expenditures by customers and poor performance of major financial markets. The current market downturn, dissolution and acquisitions of our clients and prospects, the decline in Assets Under Administration (AUA) or Assets Under Management (AUM) as a result of significant declines in asset values of our clients and the accompanying market uncertainty affects and will continue to affect both our ability to sell our solutions and the amount of revenue we receive from such sales. The target clients for our products include a range of financial services organizations that manage investment portfolios. In addition, in our MicroEdge business segment, we target corporations, public funds, universities and non-profit organizations, which also manage investment portfolios and have many of the same needs. The success of many of our clients is intrinsically linked to the health of the financial markets. The demand for our solutions has been and currently is disproportionately affected by fluctuations, disruptions, instability and downturns in the economy and financial services industry, which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products. We have recently experienced some clients and prospects delaying or cancelling additional license purchases. In addition, some prospects and clients have gone out of business, undergone personnel reductions or turnover, or have been acquired, which we expect to continue as the financial markets face continued hardship.

        Beginning in the second half of 2007, difficulties in the mortgage and broader credit markets in the United States and elsewhere resulted in a relatively sudden and substantial decrease in the availability of credit and a corresponding increase in funding costs. More recently, the current volatility and uncertainty in the financial markets generally has also caused large losses, layoffs, dissolutions and acquisitions by financial institutions and other clients, which will likely result in reduced expenditures for software and related services. Additionally, the economic downturn has also decreased our clients' AUA or AUM, which in turn causes our revenues to decrease since some pricing is based on assets under administration or management. In addition, the failure of existing investment firms or the slowdown in the formation of new investment firms could cause a decline in demand for our solutions. Consolidation of financial services firms and other clients will result in reduced technology expenditures or acquired customers using the acquirer's own proprietary software and services solutions or the solutions of another vendor. In some circumstances where both acquisition parties are customers of Advent, the combined entity may require fewer Advent products and services than each individually licensed, thus reducing our revenue. Challenging economic conditions may also cause our customers to experience difficulty with gaining timely access to sufficient credit or our customers may become unable to pay for the products or services they have purchased, which could result in their inability to fulfill or make timely payments to us. If that were to occur, our ability to collect receivables would be negatively affected, and our reserves for doubtful accounts and write-offs of accounts receivable may increase.

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

        We have, in the past, experienced a number of market downturns in the financial services industry and resulting declines in information technology spending, which has caused longer sales and contracting cycles, deferral or delay of information technology projects and generally reduced expenditures for software and related services. The severity of the market downturn and worsening volatility and uncertainty in the financial markets and the financial services sector in recent months makes it difficult for us to forecast operating results and may result in a material adverse effect on our revenues and results of operations in the longer term.

Our sales cycle is long and we have limited ability to forecast the timing and amount of specific sales and the timing of specific implementations.

        The purchase of our software products often requires prospective customers to provide significant executive-level sponsorship and to make major systems architecture decisions. As a result, we must generally engage in relatively lengthy sales and contracting efforts. Sales transactions may therefore be delayed during the customer decision process because we must provide a significant level of education to prospective customers regarding the use and benefit of our products. Our business and prospects are subject to uncertainties in the financial markets that can cause customers to remain cautious about capital and information technology expenditures particularly in the current economic environment. The sales cycle associated with the purchase of our solutions is typically between two and twelve months depending upon the size of the client, and is subject to a number of significant risks over which we have little or no control, including broader financial market volatility, adverse economic conditions, customers' budgeting constraints, internal selection procedures, and changes in customer personnel, among others. Recent volatility in the US and global financial markets has further exacerbated this risk.

        As a result of a lengthy and unpredictable sales cycle, we have limited ability to forecast the timing and amount of specific perpetual license sales, or term license sales which we report quarterly as term license contract value (TCV) or annual term license contract value (ACV). The timing of large individual license sales is especially difficult to forecast, and we may not be successful in closing large license transactions on a timely basis or at all. Customers may postpone their purchases of our existing products or product enhancements in advance of the anticipated introduction of new products or product enhancements by us or our competitors. Accordingly, our perpetual license revenue or our level of TCV or ACV in any particular period is subject to significant fluctuation. For example, during the third quarter of 2008, our perpetual license revenue was lower than expected as we licensed fewer perpetual seats and modules to our existing perpetual client base, and during the fourth quarter of 2008, our ACV was lower compared to the fourth quarter of the previous year.

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

If our existing customers do not renew their term license, perpetual maintenance or other recurring contracts, our business will suffer.

        Revenues recognized from recurring contracts represented 79% and 77% of total net revenues in fiscal 2008 and 2007, respectively. We expect to continue to derive a significant portion of our revenue from our clients' renewal of term license, perpetual maintenance and other recurring contracts and such renewals are critical to our future success. Some factors that may affect the renewal rate of our contracts include:

  •
  The impact of the current extreme market volatility on our clients and prospects;

  •
  The price, performance and functionality of our solutions;

  •
  The availability, price, performance and functionality of competing products and services;

  •
  The effectiveness of our maintenance and support services; and

  •
  Our ability to develop complementary products and services.

        Most of our perpetual license customers have historically renewed their annual maintenance although our customers have no obligation to renew such maintenance after the first year of their license agreements. In addition, our customers may select maintenance levels less advantageous to us upon renewal, which may reduce recurring revenue from these customers. The current market downturn has caused, and may in the future cause, some clients not to renew their maintenance or reduce their level of maintenance, which would affect our renewal rates and revenue.

        As a result of our relatively recent transition to term licensing, we only have limited experience with renewals of our term license contracts. During the third quarter of 2007, we commenced renewing term license contracts signed in the third quarter of 2004. These were the first three-year term license contracts to be renewed by Advent since our transition to a term pricing model began. Our customers have no obligation to renew their term license contracts and given the small number of contracts subject to renewal that were renewed in the second half of 2007 and during 2008, we cannot yet conclude whether customers will renew in a manner consistent with our perpetual maintenance customers. Additionally, we cannot predict whether the renewals will be less advantageous to us than the original term contract. For example, the renewal periods for our term license contracts are typically shorter than our original term license contract and customers may request a reduction in the number of users or products licensed, resulting in a lower annual term license fee. Further, customers may elect to not renew their term license contracts at all. We may incur significantly more costs in securing our term license contract renewals than we incur for our perpetual maintenance renewals. If our term license contract customers renew under terms less favorable to us or choose not to renew their contracts, or if it costs significantly more to secure a renewal for us, our operating results may be harmed.

Our current operating results may not be reflective of our future financial performance.

        During fiscal 2008 and 2007, we recognized 79% and 77%, respectively, of total net revenues from recurring sources, which we define as revenues from term license, maintenance on perpetual licenses, and other recurring revenue. We generally recognize revenue from these sources ratably over the terms of these agreements, which typically range from one to three years. As a result, almost all of our revenues in any quarter are generated from contracts entered into during previous periods.

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

        Further, because of the large percentage of revenue from recurring sources, our historical operating results on a generally accepted accounting principles (GAAP) basis will not necessarily be the sole or most relevant factor in predicting our future operating results. Accordingly, we report non-GAAP information, such as our quarterly term license bookings metrics (expressed as term license contract value, "TCV", or annual term license contract value, "ACV") and maintenance renewal rates, that is intended to provide investors with certain of the information that management uses as a basis for planning and forecasting of future periods. However, placing undue reliance upon non-GAAP or operating information is not appropriate because this information is neither standardized across companies nor subjected to the same control activities and audit procedures that produce our GAAP financial results.

        The current market downturn has started to cause, and may in the future cause more, clients not to renew their licenses or maintenance, which would affect our renewal rates. Also, the significant declines in market value of our clients affect their AUA or AUM. Consequently, we may also experience a decline in the TCV and ACV of bookings since the pricing of some of our products is based upon our client's AUA or AUM. Furthermore, we have some contracts for which clients pay us fees based on the greater of a negotiated annual minimum fee or a calculated fee that is determined by the client's AUA or AUM. If a client previously had paid us based on the calculated fee, rather than the annual minimum fee, we would experience a decline in revenue as a result of any decline in those clients' AUA or AUM.

Our stock price may fluctuate significantly.

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

We operate in a highly competitive industry.

        The market for investment management software is competitive and highly fragmented, is subject to rapid change and is sensitive to new product introductions and marketing efforts by industry participants. Our largest single source of competition is from proprietary systems used by existing and potential clients, many of whom develop their own software for their particular needs and therefore may be reluctant to license software products offered by third party vendors such as Advent. We also face significant competition from other providers of software and related services as well as providers of outsourced services. Many of our competitors have longer operating histories and greater financial, technical, sales and marketing resources than we do. In addition, consolidation has occurred among some of the competitors in our markets. Competitors vary in size, scope of services offered and platforms supported. In recent years, many of our competitors have merged with each other or with other larger third parties, and it is possible that even larger companies will emerge through additional acquisitions of companies and technologies. Any further consolidation among our competitors may result in stronger competitors in our markets and may therefore either result in a loss of market share or harm our results of operations. In addition, we also face competition from potential new entrants into our market that may develop innovative technologies or business models. Furthermore, competitors may respond to worsening market conditions by lowering prices, offering better contractual terms and attempting to lure away our customers and prospects to lower cost solutions. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure will not result in price reductions, reduced operating margins or loss of market share, any one of which could seriously harm our business.

We depend heavily on our Axys®, Geneva, APX and Moxy products.

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

        The market for our products is characterized by rapid technological change, changes in customer demands, evolving industry standards and new regulatory requirements. New products based on new technologies or new industry standards can render existing products obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop new products or product enhancements that address the future needs of our target markets and respond to their changing standards and practices. We continue to release numerous new products and product upgrades and we believe our future success depends on continuing such releases. Additionally, in October 2008, we acquired Tamale Software which enables us to offer a new product in the nascent research management field. However, it is too early to know whether these products will meet anticipated sales or will be broadly accepted in the market or that we will continue to introduce more products.

        We may not be successful in developing, introducing, marketing and licensing our new products or product enhancements on a timely and cost effective basis, or at all, and our new products and product enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. Delays in the commencement of commercial shipments of new products or enhancements or delays in client implementations or migrations may result in client dissatisfaction and delay or loss of product revenues. Additionally, existing clients may be reluctant to go through the sometimes complex and time consuming process of migrating from our Axys to APX product, which may slow the migration of our customer base to APX. In addition, clients may delay purchases in anticipation of new products or product enhancements. Our ability to develop new products and product enhancements is also dependent upon the products of other software vendors, including certain system software vendors, such as Microsoft Corporation, Sun Microsystems, database vendors and development tool vendors. If the products of such vendors have design defects or flaws, are unexpectedly delayed in their introduction, are unavailable on acceptable terms, or the vendors exit the business, our business could be seriously harmed.

Our operating results may fluctuate significantly.

        As we continue our transition to a predominantly term license model, our net revenues have been and continue to be affected by the relatively slower revenue recognition associated with the term license model, which is typically over a three-year period, and by the reduction in perpetual license revenue. While we have largely transitioned to a predominantly term license model, we continue to see the effects of this transition. For example, under a perpetual model, customers purchase licenses to use our software indefinitely and generally we recognize all license revenue at the time of sale; maintenance is purchased under an annual renewable contract, and recognized ratably over the contract period. Under a term model, customers purchase a license to use our software and receive maintenance for a limited period of time and we recognize the revenue ratably over the length of the contract.

        During fiscal 2008, term license revenues comprised approximately 32% of term license, maintenance and other recurring revenues as compared to approximately 22% and 14% in fiscal 2007 and 2006, respectively. Term license contracts are comprised of both software licenses and maintenance services. Individual perpetual software licenses vary significantly in value, and the value and timing of these transactions can therefore cause our quarterly perpetual license revenues to fluctuate.

        When a customer purchases a term license together with implementation services, we do not recognize any revenue under the contract until the implementation services are substantially completed and then we recognize revenue ratably over the remaining length of the contract. If the implementation services are still in progress as of quarter-end, we will defer all of the contract revenues to a subsequent quarter. As a result of these and other factors, our quarterly net revenues may fluctuate significantly. Our expense levels are relatively fixed in the short-term. Due to the fixed nature of these expenses, combined with the relatively high gross margin historically achieved on our products, an unanticipated decline in net revenues in any particular quarter may adversely affect our operating results. For example, during 2008, we deferred net revenues of $9.6 million and deferred directly related expenses of $3.1 million. The impact of these deferrals on our operating income for 2008 was approximately $6.5 million.

        In addition, we experience seasonality in our licensing. We believe that this seasonality results primarily from customer budgeting cycles and the annual nature of some AUA or AUM contracts, and expect this seasonality to continue in the future. The fourth quarter of the year typically has more licensing activity. That can result in term license bookings and perpetual license fee revenue being the highest in the fourth quarter, followed by lower term license bookings and perpetual license revenue in the first quarter of the following year. This seasonality may be adversely affected by the current market downturn and worsening economic conditions, and there is no guarantee that our fourth quarter term license bookings will be higher than previous quarters. Also, term licenses entered into during a quarter may not result in recognition of associated revenue until later quarters, as we begin recognizing revenue for such licenses when the related implementation services are substantially complete. In addition, we may incur commission and bonus expenses in the period in which we enter into a license, but not recognize the associated revenue until later periods.

        Because of the above factors, we believe that quarter-to-quarter comparisons of our operating results are not necessarily reliable indicators of future performance.

If our relationship with Financial Times/Interactive Data is terminated or other large subscription-based relationships are terminated, our business may be harmed.

        Many of our clients use our proprietary interface to electronically retrieve pricing and other data from Financial Times/Interactive Data ("FTID"). FTID pays us a commission based on their revenues from providing this data to our clients. Our software products have been customized to be compatible with their system and this software would need to be redesigned if their services were unavailable for any reason. Termination of our current agreement with FTID would require at least two years' notice by either us or them, or 90 days in the case of material breach. Our operating results would be adversely impacted if our relationship with FTID was terminated or their services were unavailable to our clients for any reason. In recent years, Advent has entered into contracts relating to our subscription, data management revenue streams and outsourced services with contract values that are substantially larger than we have customarily entered into in the past, including most recently our agreement with TIAA-CREF. It is too early to know whether we will be able to continue to sign large recurring revenue contracts of this nature, and our operating results could be adversely impacted if those agreements are not fully implemented, terminated or not renewed or if we are unable to continue to generate similar opportunities. Some of these agreements are subject to milestones, acceptance and penalties and there is no assurance that these agreements will be fully implemented, renewed, or that Advent will be able to enter similar or larger sized contracts in the future.

We must retain and recruit key employees.

        We believe that our future success is dependent on the continued employment of our senior management and our ability to identify, attract, motivate and retain qualified technical, sales and other personnel. Members of our executive management team have acquired specialized knowledge and skills with respect to Advent. We need technical resources such as our product development engineers to develop new products and enhance existing products; we rely upon sales personnel to sell our products and services and maintain healthy business relationships; we must recruit professional service consultants to support the anticipated increase in product implementations; we must hire client services personnel to provide technical support to our growing installed base of customers; and we must attract and retain financial and accounting personnel to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We need to identify, attract, motivate and retain such employees with the requisite education, backgrounds and industry experience. However, experienced high quality personnel in the information technology industry continue to be in high demand and competition for their talents remains intense, especially in the San Francisco Bay Area where the majority of our employees are located.

        We have relied on our ability to grant equity compensation as one mechanism for recruiting and retaining such highly skilled personnel. In making employment decisions, particularly in the high-technology industries and San Francisco Bay Area, job candidates often consider the value of the equity awards they are to receive in connection with their employment. Fluctuations in our stock price may make it more difficult to retain and motivate employees. The recent significant adverse volatility in our stock price has resulted in many employees' stock option and/or stock appreciation right exercises exceeding the underlying stock's market value as well as the deterioration in the value of employees restricted stock units granted, thus lessening the effectiveness of retaining employees through stock-based awards. Additionally, accounting regulations requiring the expensing of equity compensation impair our ability to provide these incentives without reporting significant compensation costs.

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

We face challenges in expanding our international operations in which we may have limited experience or business partners.

        We market and sell our products in the United States and, to a growing extent, internationally. From 2001 through 2005, we acquired the subsidiaries of our independent distributor. In addition, we have begun to expand our sales in relatively new jurisdictions for Advent, such as the Middle East, Eastern Europe, and Asia. In 2006 we opened a branch office of Advent Europe Ltd. in the United Arab Emirates, as well as a subsidiary of Advent Software, Inc. in Hong Kong in 2008. We cannot be certain that establishing businesses in other countries will produce the desired levels of revenues, such as in the case of our Greek subsidiary, Advent Hellas, which produced less than satisfactory revenues and profitability before its sale by Advent in 2005. Also, the recent worldwide decline in financial markets may disrupt our sales efforts in overseas markets. We currently have limited experience in developing localized versions of our products and marketing and distributing our products internationally. In other instances, we may rely on the efforts and abilities of foreign business partners in such markets. For example, we have begun to outsource certain engineering activities with a business partner located in China. In addition, international operations are subject to other inherent risks, including:

  •
  The impact of recessions and market fluctuations in economies outside the United States;

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

        Periodically we seek to grow through the acquisition of additional complementary businesses. In October 2008, we completed the acquisition of Tamale Software, Inc., which provides research management software. In November 2007, our MicroEdge subsidiary acquired Vivid Orange Limited, a United Kingdom company providing corporate community involvement and employee charitable giving technology. In December 2006, we acquired East Circle Solutions, Inc., a developer of investment management billing solutions to integrate their product into our software offerings. From 2001 through the middle of 2003, we made five major acquisitions, including Kinexus Corporation, Techfi Corporation and Advent Outsource Data Management LLC, and also acquired all of the common stock of five of our European distributor's subsidiaries. In addition, we purchased our European distributor's remaining two subsidiaries in the United Kingdom and Switzerland in May 2004.

        The process of integrating our acquisitions has required and will continue to require significant resources, particularly in light of our relative inexperience in integrating acquisitions, potential regulatory requirements and operational demands. In particular, our Tamale acquisition reflects our entry into the research management software market, where we have no prior experience. Integrating these acquisitions in the past has been time-consuming, expensive and disruptive to our business. This integration process has strained our managerial resources, resulting in the diversion of these resources from our core business objectives and may do so in the future. Failure to achieve the anticipated benefits of these acquisitions or to successfully integrate the operations of these entities has harmed and could potentially harm our business, results of operations and cash flows in future periods. The assumptions we made in determining the value of, and relative risks, of these acquisitions could be erroneous. For example, in the first quarter of 2003, we closed our Australian subsidiary because it failed to perform at a satisfactory profit level and similarly in the fourth quarter of 2005, we disposed of our Advent Hellas subsidiary because of less than satisfactory profitability. In addition, as we have expanded into new business areas and built new offerings through strategic alliances and internal development, as well as acquisitions, some of this expansion has required significant management time and resources without generating required revenues. We have had difficulty and may continue to have difficulty creating demand for such offerings. Furthermore, we may face other unanticipated costs from our acquisitions, such as disputes involving earn-out and incentive compensation amounts, similar to those we have experienced with our Kinexus and Advent Outsource acquisitions.

        We may make additional acquisitions of complementary companies, products or technologies in the future. In addition, we periodically evaluate the performance of all our products and services and may sell or discontinue current products, product lines or services, particularly as we focus on ways to streamline our operations. Failure to achieve the anticipated benefits of any acquisition or divestiture could harm our business, results of operations and cash flows. Furthermore, we may have to incur debt, write-off investments, infrastructure costs or other assets, incur severance liabilities, write-off impaired goodwill or other intangible assets or issue equity securities to pay for any future acquisitions. The issuance of equity securities could dilute our existing stockholders' ownership. Finally, we may not identify suitable businesses to acquire or negotiate acceptable terms for future acquisitions.

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

If we are unable to protect our intellectual property, we may be subject to increased competition that could seriously harm our business.

        Our success depends significantly upon our proprietary technology. We currently rely on a combination of copyright, trademark, patent and trade secret law, as well as confidentiality procedures and contractual provisions to protect our proprietary rights. We have registered trademarks and copyrights for many of our products and services and will continue to evaluate the registration of additional trademarks and copyrights as appropriate. We generally enter into confidentiality agreements with our employees, customers, resellers, vendors and others. We seek to protect our software, documentation and other written materials under trade secret and copyright laws. We also have one registered patent. Despite our efforts, existing intellectual property laws may afford only limited protection. It may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use our proprietary information. In addition, we cannot be certain that others will not develop or acquire substantially equivalent or superseding proprietary technology, equivalent or better products will not be marketed in competition with our products, or others may not design around any patent that may be issued to us or other intellectual property rights of ours, thereby substantially reducing the value of our proprietary rights. We cannot be sure that we will develop proprietary products or technologies that are patentable, that any patent, if issued, would provide us with any competitive advantages or would not be challenged by third parties, or that the patents of others will not adversely affect our ability to do business. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary to protect our proprietary technology which may be time-consuming and expensive, with no assurance of success. As a result, we cannot be sure that our means of protecting our proprietary rights will be adequate.

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

Catastrophic events could adversely affect our business.

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

        Our products may contain undetected software errors or scalability limitations at any point in their lives, but particularly when first introduced or as new versions are released. Despite testing by us and by current and potential customers, errors may not be found in new products until after commencement of commercial shipments, resulting in a loss of or a delay in market acceptance, damage to our reputation, customer dissatisfaction and reductions in revenues and margins, any of which could seriously harm our business. Additionally, our agreements with customers that attempt to limit our exposure to liability claims may not be enforceable in jurisdictions where we operate, particularly as we expand into new international markets.

Two of our principal stockholders have an influence over our business affairs and may make business decisions with which you disagree and which may adversely affect the value of your investment.

        Our Chief Executive Officer and the Chairman of our board of directors own or control, indirectly or directly, a substantial number of shares of our common stock (approximately 37% as of December 31, 2008). As a result, if these people act together, they will have the ability to exert significant influence on matters submitted to our stockholders for approval, such as the election or removal of directors, amendments to our certificate of incorporation or the approval of a business combination. These actions may be taken even if they are opposed by other stockholders or it may be difficult to approve these actions without their consent. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

Changes in securities laws and regulations may increase our costs or may harm demand.

        The Sarbanes-Oxley Act ("the Act") of 2002 required changes in some of our corporate governance and securities disclosure and/or compliance practices. As part of the Act's requirements, the SEC has enacted new rules on a variety of subjects, and the Nasdaq Stock Market has enacted new corporate governance listing requirements. These developments have increased and may in the future increase our accounting and legal compliance costs and could also expose us to additional liability if we fail to comply with these new rules and reporting requirements. In fiscal 2008, 2007 and 2006, we incurred approximately $0.8 million, $0.9 million and $1.3 million, respectively, in Sarbanes-Oxley related expenses consisting of external consulting costs and auditor fees, and the Company anticipates similarly spending a significant amount for its 2009 compliance activities. In addition, such developments may make retention and recruitment of qualified persons to serve on our board of directors, or as executive officers, more difficult. We continue to evaluate and monitor regulatory and legislative developments and cannot reliably estimate the timing or magnitude of all costs we may incur as a result of the Act or other related legislation or regulation.

        The Sarbanes-Oxley Act ("the Act") of 2002 required changes in some of our corporate governance and securities disclosure and/or compliance practices. As part of the Act's requirements, the

SEC has enacted new rules on a variety of subjects, and the Nasdaq Stock Market has enacted new corporate governance listing requirements. These developments have increased and may in the future increase our accounting and legal compliance costs and could also expose us to additional liability if we fail to comply with these new rules and reporting requirements. In fiscal 2008, 2007 and 2006, we incurred approximately $0.8 million, $0.9 million and $1.3 million, respectively, in Sarbanes-Oxley related expenses consisting of external consulting costs and auditor fees, and the Company anticipates similarly spending a significant amount for its 2009 compliance activities. In addition, such developments may make retention and recruitment of qualified persons to serve on our board of directors, or as executive officers, more difficult. We continue to evaluate and monitor regulatory and legislative developments and cannot reliably estimate the timing or magnitude of all costs we may incur as a result of the Act or other related legislation or regulation.

        In addition, our customers operate within a highly regulated environment. In light of the current conditions in the US financial markets and economy, Congress and regulators have increased their focus on the regulation of the financial services industry. The information provided by, or resident in, the software or services we provide to our customers could be deemed relevant to a regulatory investigation or other governmental or private legal proceeding involving our customers, which could result in requests for information from us that could be expensive and time consuming for us. In addition, clients subject to investigations or legal proceedings may be adversely impacted possibly leading to their liquidation, bankruptcy, receivership, reductions in AUM or AUA, or diminished operations that would adversely affect our revenues and collection of receivables.

        Our customers must comply with governmental and quasi-governmental rules, regulations, directives and standards. New legislation or changes in government or quasi-governmental rules, regulations, directives or standards may reduce demand for our services or increase our expenses. We develop, configure and market products and services to assist customers in meeting these requirements. New legislation, or a significant change in rules, regulations, directives or standards, could cause our services to become obsolete, reduce demand for our services or increase our expenses in order to continue providing services to clients.

Changes in, or interpretations of, accounting principles could result in unfavorable accounting charges.

        We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by us, the SEC and various bodies formed to interpret and create accounting principles. A change in these principles or a change in the interpretations of these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Some of our accounting principles that recently have been or may be affected include:

  •
  Software revenue recognition;

  •
  Accounting for stock-based compensation;

  •
  Accounting for income taxes; and

  •
  Accounting for business combinations and related goodwill.

        In particular, in the first quarter of 2006, we adopted SFAS 123R which requires the measurement of all stock-based compensation to employees, including grants of employee stock options, restricted stock units and stock appreciation rights, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The adoption of SFAS 123R had a significant adverse effect on our results of operations. It will continue to significantly adversely affect our results of operations and has resulted in changes to our compensation practices, such as an increased reliance on using equity vehicles such as stock-settled stock appreciation rights ("SAR") and restricted stock units ("RSU").

        We also adopted FIN 48 in the first quarter of 2007. The adoption of FIN 48 resulted in an increase in both assets and liabilities in our consolidated balance sheet as of the beginning of fiscal 2007 and may create increased volatility in our future operating results.

        Additionally, in December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (revised 2007), ("SFAS 141R"), "Business Combinations," which changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition related restructuring liabilities, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance. FAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We currently believe that the adoption of SFAS 141R will result in the recognition of certain types of expenses in our results of operations that we currently capitalize pursuant to existing accounting standards and may also impact our financial statement in other ways. Additionally, the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.

Borrowings under our credit facility must be repaid if we fail to comply with certain covenants.

        In February 2007, we entered into a senior secured facility agreement which provides us with a revolving line of credit up to an aggregate amount of $75.0 million. We have in the past, and may in the future, borrow under the credit facility in order to fund working capital requirements, make share repurchases of our common stock or fund acquisitions. In addition, if our anticipated cash flow from our recurring sources of revenue is materially impaired due to customer defaults or failure to renew term licenses or maintenance contracts, our ability to borrow under the credit facility, or continue to meet the contractual covenants, may be compromised. Our continued ability to borrow under our credit facility is subject to compliance with certain financial and non-financial covenants. The financial covenant is limited to a maximum ratio of senior debt to earnings before interest, taxes, depreciation, and amortization (EBITDA), adjusted for cost capitalizations, extraordinary gains (losses) and non-cash stock compensation. Our failure to comply with such covenants could cause default under the agreement, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unfavorable terms, particularly in the current economic environment. In the event of a default which is not remedied within the prescribed timeframe, the assets of the Company (subject to the amount borrowed) may be attached or seized by the lender. On October 30, 2008, the Board of Directors authorized a share repurchase program of up to 3.0 million shares, and in November 2008, we borrowed $25.0 million under the credit facility to fund a portion of these repurchases, of which $15.0 million was outstanding as of February 28, 2009.

Security risks may harm our business.

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

        As of December 31, 2008, approximately 360 or 4% of our clients utilized trading commissions ("soft dollar arrangements") to pay for software products and services. During fiscal 2007 and 2006, the total value of Advent products and services paid with soft dollars was approximately 4% and 5% of our total billings. Such soft dollar arrangements could be impacted by changes in the regulations governing those arrangements.

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

        During 2006, we implemented controls and procedures to improve our internal control over financial reporting and address the material weaknesses identified in fiscal 2004 and 2005. Management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2006, 2007, and 2008.

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

Our ability to conclude that a control deficiency is not a material weakness or that an accounting error does not require a restatement can be affected by a number of factors, including our level of pre-tax income.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal executive offices are located in San Francisco, California. The table below summarizes the principal properties that we leased as of December 31, 2008:

		Segment		Use of Property
Location	Approx Square Footage	Advent Investment Management	MicroEdge	Sales and Support	Marketing	Product Development	Administrative
United States:
San Francisco, CA (3 properties)*	195,375	X		X	X	X	X
New York, NY (3 properties)*	69,897	X	X	X	X	X	X
New Rochelle, NY	5,795	X		X	X
Boston, MA (2 properties)	14,829	X		X	X	X	X
Concord, NH (2 properties)	7,395		X	X	X	X	X
Middlebury, CT	2,996		X	X	X	X
Excelsior, MN	2,407		X	X	X		X
Europe and Middle East:
Copenhagen, Denmark	3,475	X		X		X	X
Zurich, Switzerland	1,830	X		X
Oslo, Norway	1,920	X		X	X	X
London, United Kingdom (5 properties)	5,255	X	X	X	X		X
Stockholm, Sweden	4,489	X		X	X	X	X
Dubai, United Arab Emirates	300	X		X
Asia:
Hong Kong, People's Republic of China	234	X		X	X

Total leased square footage	316,197

*
As part of our restructuring activities, we vacated properties in New York, New York and San Francisco, California. Approximately 79,000 square feet of New York and California property has been subleased as of December 31, 2008. In 2006, we entered into sub-lease agreements for certain San Francisco properties.

        We continue to assess our needs with respect to office space and may, in the future, vacate or add additional facilities. We believe that our current facilities are adequate for our needs in the immediate and foreseeable future.

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

        From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business. Based on currently available information, management does not believe that the ultimate outcome of these unresolved matters, individually or in the aggregate, is likely to have a material adverse effect on the Company's financial position or results of operations. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

        Our common stock is listed on the NASDAQ Stock Market under the symbol "ADVS." The closing price of our common stock on February 27, 2009 was $27.24. The table below summarizes the range of high and low reported sales prices on the NASDAQ Stock Market for our common stock for the periods indicated.

	Price Range
	High	Low
Fiscal 2008
First quarter	$55.34	$38.78
Second quarter	$44.61	$35.80
Third quarter	$49.32	$32.90
Fourth quarter	$36.13	$17.51
Fiscal 2007
First quarter	$37.82	$32.74
Second quarter	$36.71	$32.29
Third quarter	$48.35	$32.41
Fourth quarter	$58.27	$45.82

Stockholders

        As of February 27, 2009, there were approximately 131 holders of record of our common stock. However, because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate with any level of accuracy the total number of stockholders represented by these record holders.

Dividends

        We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings to fund development and growth of our business and to repurchase our common stock, and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

        On October 1, 2008, we issued an aggregate 906,000 shares of our common stock in connection with the acquisition of Tamale Software, Inc. The offer and sale of the securities were effected without registration in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, as amended, provided by Section 3(a)(10) thereof, or on Section 4(2) thereof or Regulation D promulgated thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        Our Board of Directors (the "Board") has approved common stock repurchase programs authorizing management to repurchase shares of the Company's common stock in the open market. The timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, including the price of our stock, general market conditions and alternative investment opportunities. The purchases are funded from available working capital or borrowings under our credit facility.

        The following table provides a month-to-month summary of the repurchase activity under the stock repurchase programs approved by the Board in May and October 2008 during the three months ended December 31, 2008 (in thousands, except per share data):

Month	Total Number of Shares Repurchased	Average Price Per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October	640	$30.41	3,000
November	950	$19.91	2,050
December	381	$21.42	1,669

Total	1,971	$23.61	1,669

        In addition to the above, we have withheld shares through net share settlements during the three months ended December 31, 2008. The following tables provides a month-to-month summary of the repurchase activity upon the vesting of restricted stock units and the exercise of stock-settled stock appreciation rights under our equity compensation plan to satisfy tax withholding obligations during the three months ended December 31, 2008 (in thousands, except per share data):

Month	Total Number of Shares Repurchased	Average Price Per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October	1	$30.17	—
November	1	$20.58	—
December	1	$24.32	—

Total	3	$25.74	—

Securities Authorized for Issuance Under Equity Compensation Plans

        Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference from our Proxy Statement to be filed for our May 2009 Annual Meeting of Stockholders.

Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Advent Software, Inc., The S&P 500 Index
And The NASDAQ Computer & Data Processing Index

*
$100 invested on 12/31/03 in stock & index—including reinvestment of dividends. Fiscal year ending December 31.

Item 6.    Selected Financial Data

        The following selected financial data are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

	Fiscal Years
	2008(1)(2)	2007(1)(3)	2006(1)(4)(5)	2005(6)(7)	2004(8)
	(in thousands, except per share data)
STATEMENT OF OPERATIONS
Net revenues	$264,832	$215,303	$184,093	$168,701	$149,990
Gross margin	$174,638	$147,413	$125,291	$116,904	$97,035
Income (loss) from operations	$20,726	$12,329	$(282)	$6,336	$(18,064)
Net income (loss)	$18,895	$12,631	$82,602	$14,135	$(16,179)
Basic net income (loss) per share	$0.71	$0.48	$2.85	$0.46	$(0.49)
Diluted net income (loss) per share	$0.68	$0.45	$2.70	$0.44	$(0.49)
BALANCE SHEET
Cash, cash equivalents and marketable securties	$48,351	$49,589	$55,068	$163,432	$165,529
Working capital	$(47,946)	$(23,166)	$4,904	$115,844	$127,886
Total assets	$419,594	$347,675	$335,743	$340,575	$354,642
Long-term liabilities	$42,530	$17,635	$14,838	$6,374	$8,066
Stockholders' equity	$195,823	$179,846	$209,627	$241,979	$265,740

(1)
When we adopted "Financial Accounting Standards Board Interpretation No. 48 ("FIN 48") on January 1, 2007, we presented our reserve for uncertain tax positions balance as a component of "other long-term liabilities" on our consolidated balance sheets. In 2008, the Company reclassified the portion of this balance relating to tax credits that had not been utilized on a tax return as reductions to the associated deferred tax assets. The December 31, 2007 amount has been reclassified to conform to the current presentation resulting in a $4.7 million reduction to "deferred taxes, long term", "total assets", "other long-term liabilities," and "total liabilities". The December 31, 2006 amount has been reclassified to conform to the current presentation resulting in a $3.9 million reduction to "deferred taxes, long term", "total assets", "income taxes payable," and "total liabilities".

(2)
Our results of operations for 2008 included stock-based compensation expense of $16.8 million, an impairment of developed technology charge of $0.8 million, restructuring charges of $0.4 million, acquired in-process research and development expense of $0.4 million, a net gain on sale of private equity investments of $3.4 million, and the operating results of Tamale Software, Inc., subsequent to their acquisition in the fourth quarter of 2008.

(3)
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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        You should read the following discussion in conjunction with our consolidated financial statements and related notes. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended, including, but not limited to statements referencing our expectations relating to future revenues, expenses and operating margins. Forward-looking statements can be identified by the use of terminology such as "may," "will," "should," "expect," "plan" "anticipate," "believe," "estimate," "predict," "potential," "continue" or other similar terms and the negative of such terms regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include, among others, statements regarding the future of the investment management market and opportunities for us related thereto, future expansion, acquisition, divestment of or investment in other businesses, projections of revenues, future cost and expense levels, expected timing and amount of amortization expenses related to past acquisitions, the adequacy of resources to meet future cash requirements, estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, future client wins, future hiring and future product introductions. Such forward-looking statements are based on our current plans and expectations and involve known and unknown risks and uncertainties which may cause our actual results or performance to be materially different from any results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to the "Risk Factors" set forth in "Item 1A. Risk Factors" in this Form 10-K, as well as other risks identified from time to time in other Securities and Exchange Commission ("SEC") reports. You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results, levels of activity or performance and represent our expectations only as of the date they are made.

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

Current Economic Environment

        Since 2008, the effects of the subprime mortgage and broader credit crisis have been negatively impacting the US. Concerns about the subprime mortgage market led to a liquidity crunch, which hampered businesses and contributed to investment depreciation and depressed earnings. Some of the most affected companies were investment banks, as fixed-income operations were harmed due to the value decline of structured finance products, necessitating large write-downs. Hedge funds, private equity firms, investment management firms and commercial banks were also affected greatly by the liquidity crunch and depressed values.

        Although global markets found temporary respite in the summer of 2008, US home prices continued to fall; foreclosures and defaults began to climb, precipitating the global economic crisis. Going forward, the effects of the subprime mortgage and broader credit crisis, coupled with a decline in global gross domestic product ("GDP"), will continue to weigh on operating results for investment services firms throughout at least 2009. Fears of an uncertain timeframe for economic recovery weigh on investors. The equity markets are still experiencing intense volatility and the credit markets remain tight amid uncertainty.

        We believe that fiscal 2009 will continue to be a difficult period for the investment management industry in the United States and worldwide. We believe that some hedge funds will go out of business and we expect that most investment managers will see their revenues decrease as a result of decreases in their assets under management.

        The current turmoil in the credit markets and volatility in financial markets may also create pressure on our clients to decrease their information technology budgets, which could negatively impact our business. While we are not immune to downturns in technology spending, should our customers reduce their spending, we believe we are well positioned to maintain our competitive position in the longer term for the following reasons:

  •
  Our solutions are mission critical to our customers;

  •
  Our technology can be utilized to increase operational efficiency;

  •
  As a market leader in investment management technology, we expect the customers who spend money will attempt to minimize risk and, therefore, look to our stability, reliability and scalability;

  •
  We expect an increased need for systems in the face of a more regulated, compliance-oriented industry; and

  •
  Our recurring revenue model and large customer base will continue to provide longer term stability.

        Longer term, we also believe that there will be additional regulation in the industry and that investment managers will be increasingly focused on servicing their customers. These factors have traditionally been demand drivers for our products.

        As the current economic situation evolves, we will continue to evaluate the impact of this environment on our business and we will remain focused on delivering solutions for our customers. Additionally, we intend to carefully manage our expenses and headcount growth.

2008 Operating Overview

        In 2008, we achieved a variety of operating accomplishments, including the following:

  •
  Expanded customer relationships and acceptance of our product offerings.  In fiscal 2008, we experienced continued strong demand for both our newest and largest portfolio management and accounting platforms: Advent Portfolio Exchange ("APX") and Geneva, respectively. We sold 89 new APX licenses during fiscal 2008 compared to 109 new licenses during 2007 and 63 new licenses in 2006, bringing the total number of licenses sold globally to 282. We also added 47 new Geneva clients during fiscal 2008 compared to 55 new customers during 2007 and 34 new customers in 2006, bringing the total number of Geneva licenses sold to 204 as of December 31, 2008.

  •
  Selected by TIAA-CREF to build a service to address new regulatory challenges faced by 403(b) retirement plan administrators.  The service will use Advent's custodial data (ACD) infrastructure to aggregate data from multiple vendors to help prevent non-compliant transactions before they occur and enable plan providers to verify compliance. Launch of the service is subject to milestones and acceptance, so we do not expect revenue to be recognized until the fourth quarter of 2009 or early 2010, and we expect this contract to substantially increase our "other recurring revenues" beginning in 2010. Since we will bill and collect fees as milestones are achieved, we expect deferred revenues and operating cash flows related to this contract to grow starting from the third quarter of 2008 until we begin to recognize revenues.

  •
  Achieved strong bookings.  The term license contracts signed in 2008 will contribute approximately $28.1 million of annual revenue ("annual term license contract value" or "ACV") once they are fully implemented, compared to ACV of $27.6 million in 2007.

    The TIAA-CREF contract, noted above, is for data services rather than a term license, and as such is not included in ACV for 2008. The annual revenue from this contract, when combined with the hosted services contract previously announced with Fidelity Investments, are expected to contribute at least an additional $8 million to $10 million per year in recurring revenue beginning in the year 2010.

  •
  Acquired Tamale Software ("Tamale").  Tamale provides software solutions designed specifically to help portfolio managers and analysts easily capture, manage and share their investment ideas more effectively and access all of the firm's research more easily. We currently have a robust portfolio of middle and back office software solutions and the acquisition of Tamale represents a significant step in expanding our footprint into the front office.

  •
  Repurchased our common stock.  During 2008, we repurchased 2.3 million shares under our Board authorized share repurchase programs for a total cash outlay of $61.6 million and an average price of $26.42 per share.

2008 Financial Overview

        We recognized revenues of $264.8 million during 2008, compared to $215.3 million and $184.1 million in fiscal 2007 and 2006, respectively. Our existing term licenses, maintenance and other recurring revenues provide consistent, recurring revenue during the term of those agreements. We have grown net revenue year-over-year for several reasons, including the following:

  •
  Our product innovation helped drive acquisition of new customers and created new revenue opportunities with existing clients, resulting in incremental ACV and professional services billings.

  •
  Our completion of term license implementations resulted in incremental term license and professional services revenues.

  •
  We have a large installed base of customers who have upgraded and expanded their usage of our products and services, such as subscription data management and outsourcing, resulting in higher maintenance and other recurring revenues.

        Total recurring revenues, which we define as term license, perpetual maintenance, and other recurring revenues, increased to 79% of total net revenues during 2008, as compared to 77% and 75% during 2007 and 2006, respectively. We believe that our high proportion of recurring revenues allows us to take a long-term view in how we conduct and invest in our business.

        Total expenses, including cost of revenues, were $244.1 million in fiscal 2008, compared with $203.0 million and $184.4 million in fiscal 2007 and 2006, respectively. Our expenses increased in 2008 over 2007 largely as a result of increased payroll, variable compensation and benefit expenses resulting from an increase in headcount as we invested in client support, product development, professional services and sales and marketing to solidify our position as a market leader.

        Our income from operations was $20.7 million or 8% of revenue in 2008, compared to $12.3 million or 6% of revenue in 2007.

        We earned net income of $18.9 million, resulting in diluted earnings per share of $0.68, compared to $12.6 million or $0.45, respectively, for 2007.

        We generated $77.0 million in cash from operations in 2008 compared to $62.4 million and $46.8 million, in 2007 and 2006, respectively. This year-over-year increase of 23% in operating cash flows was primarily due to an increase in our deferred revenues which primarily reflected our continued transition to the term license model and new term license bookings. Under the term license model, we generally bill and collect for a term agreement in equal installments in advance of each annual period. These amounts are deferred at billing and recognized over the annual term period, which has the effect of increasing deferred revenue when compared to a perpetual license model where no license revenue is deferred.

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

        During 2008, we deferred net revenues of $9.6 million and directly-related expenses of $3.1 million associated with our term licensing model. The impact of these deferrals on our operating income was approximately $6.5 million. The $9.6 million net deferral of revenue is composed of a net deferral of $6.8 million of professional services revenue and a net deferral of $2.8 million of term license revenue. We expect that the term license component of the deferred revenue balance will increase or decrease in the future depending on the amount of new bookings relative to the number of implementations that reach substantial completion in a particular quarter. We currently expect that the professional services component of the deferred revenue balance will continue to increase through at least 2009.

        Amounts of revenues and directly-related expenses deferred as of December 31, 2008 and 2007 associated with our term licensing deferral were as follows (in millions):

	December 31, 2008	December 31, 2007
Deferred revenues
Short-term	$26.0	$17.9
Long-term	4.8	3.3

Total	$30.8	$21.2

Directly-related expenses
Short-term	$8.1	$5.7
Long-term	2.1	1.3

Total	$10.2	$7.0

        Deferred net revenues and directly-related expenses are classified as "Deferred revenues" (short-term and long-term), and "Prepaid expenses and other," and "Other assets," respectively, on the consolidated balance sheets.

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

Term License Bookings

        The following table summarizes the Company's quarterly term license bookings including Advent Axys clients who migrate to Advent's APX product in: term contract value (in thousands), associated average term and annual contract value (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2008
Term Contract Value(1)	$15,673	$21,166	$18,087	$34,032	$88,958
Average Term(2)	2.8	3.1	2.9	3.6	3.2
Annual Contract Value(3)	$5,510	$6,853	$6,188	$9,553	$28,104
2007
Term Contract Value(1)	$11,106	$18,456	$20,482	$41,016	$91,060
Average Term(2)	3.3	2.9	3.5	3.4	3.3
Annual Contract Value(3)	$3,359	$6,274	$5,905	$12,061	$27,599
2006
Term Contract Value(1)	$9,569	$16,426	$12,676	$21,003	$59,674
Average Term(2)	2.6	2.9	3.0	3.1	2.9
Annual Contract Value(3)	$3,615	$5,625	$4,286	$6,711	$20,237

(1)
Term contract values reflect the total value of all new term licenses signed by clients in the period.

(2)
Average term is weighted by contract value for all new term licenses signed in the period.

(3)
Annual contract value represents the annual contribution to revenue, once they are fully implemented, from term license contracts signed.

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

        On an ongoing basis, we evaluate the process we use to develop estimates. We base our estimates on historical experience and on other information that we believe is reasonable for making judgments at the time the estimates are made. Actual results may differ from our estimates due to actual outcomes being different from those on which we based our assumptions.

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

        Revenue recognition.    Our revenue recognition policies contain our most significant judgments and estimates. Our revenue policy is further described in Note 1, "Summary of Significant Accounting Policies", to the consolidated financial statements.

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

        Software licenses.    We recognize revenue from the licensing of software when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is probable. We generally use a signed license agreement as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding order forms and signed contracts from the distributor's customers. Revenue is recognized once shipment to the distributor's customer has taken place and when all other revenue recognition criteria have been met. Delivery occurs when a product is delivered to a common carrier F.O.B shipping point, or upon confirmation that product delivered F.O.B shipping destination has been received, or upon notification that software is available for electronic download through our fulfillment vendor. Some of our arrangements include acceptance provisions, and if such acceptance provisions are present, delivery is deemed to occur upon acceptance. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. We assess whether the collectability of the resulting receivable is probable based on a number of factors, including the credit worthiness of the customer determined through review of credit reports, our transaction history with the customer, other available information and pertinent country risk if the customer is located outside the United States. Our standard payment terms are due at 180 days or less, but payment terms may vary based on the country in which the agreement is executed. Software licenses are sold with maintenance and, frequently, professional services.

        We typically license our products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the assets under administration, the number of site installations and the number of authorized users. We have continued our transition from selling mostly perpetual licenses to selling a mix of term and perpetual licenses, and we expect term license revenue to increase as a proportion of total recurring revenues (which we define as term license, maintenance and other recurring revenues) in the future. Term license revenue comprised approximately 32%, 22% and 14% of total recurring revenues in 2008, 2007 and 2006, respectively. Revenue recognition for software licensed under term and perpetual license models differs depending on which type of contract a customer signs:

  •
  Term licenses

  Term license contracts include both the software license and maintenance services. We offer multi-year term licenses by which a customer makes a binding commitment that typically spans three years. For multi-year term licenses, we have not established vendor specific objective evidence, or VSOE, of fair value for the software license and maintenance components and, as a result, in situations where we are also performing related professional services, we defer all revenue and directly related expenses under the arrangement until the implementation services are complete and the remaining services are substantially complete. At the point professional services are substantially completed, we recognize a pro-rata amount of the term license revenue, professional services fees earned and related expenses, based on the elapsed time from the start of the term license to the substantial completion of professional services. We determine whether services are substantially complete by consulting with the professional services group and applying management judgment. Term license revenue for the remaining contract years and the remaining deferred professional services revenue and related expenses are recognized ratably over the remaining contract length. When multi-year term licenses are sold and do not include related professional services, we recognize the entire term license revenue ratably over the period of the contract term from the effective date of the license agreement assuming all other revenue recognition criteria have been met. Revenues from term licenses are included in "Term license, maintenance and other recurring" revenues on the consolidated statement of operations.

  •
  Perpetual licenses

  We allocate revenue to delivered components, normally the license component of the arrangement, using the residual method, based on VSOE of fair value of the undelivered elements (generally the maintenance and professional services components), which is specific to us. We determine the fair value of the undelivered elements based on the historical evidence of the Company's stand-alone sales of these elements to third parties and/or renewal rates. If VSOE of fair value does not exist for any undelivered elements, then the entire arrangement fee is deferred until delivery of that element has occurred unless the only undelivered element is maintenance. Revenues from perpetual licenses are included in "Perpetual license fees" revenue on the consolidated statement of operations.

        Certain of our perpetual and term license contracts include asset-based fee structures that provide additional revenues based on the assets that the client manages using our software ("Assets Under Administration" or "AUA"). Contracts containing an AUA fee structure have a defined measurement period which requires the client to self-report actual AUA in arrears of the specified period. AUA fees above the stated minimum fee for the same period are considered incremental fees. Because incremental fees are not determinable until the conclusion of the measurement period, they are both earned and recognized upon completion of the measurement period, on a quarterly or annual basis. Incremental fees from perpetual AUA contracts are included in "Perpetual license fees" on the consolidated statement of operations. Incremental fees from term AUA contracts are included in "Term license, maintenance and other recurring" revenue on the consolidated statement of operations.

        For contracts signed prior to 2006, the Company recognizes both the minimum and incremental value of the AUA fees upon receipt of the customer's AUA report. In 2006, the Company concluded that it gained sufficient experience in working with these types of arrangements to conclude that the minimum fees are fixed and determinable at inception of the contract instead of upon conclusion of the measurement period. Therefore, for contracts signed since 2006, the Company recognizes AUA contract minimum fees over the period of service and continues to recognize incremental fees in arrears once clients contractually report the AUA to the company, because the incremental fees are not determinable until reported.

        If a customer purchased our software and chose to enter into a soft dollar arrangement through the Company's in-house broker/dealer subsidiary, Second Street Securities, the soft dollar arrangement did not change or modify the original fixed or determinable fee in the written contract. The customer is required to pay the original fee for the Company's software within one year. If insufficient trading volume is generated to pay the entire original fee within one year, the customer is still required to render payment within one year. In 2006, Advent completed the wind down of its soft dollar business. However, customers may continue to enter into a soft dollar arrangement through a third-party broker/dealer to purchase Advent's software. The original payment terms apply, regardless of the arrangement with the third-party broker/dealer. The option to soft dollar a transaction does not alter the underlying revenue recognition for the transaction; all the revenue recognition criteria listed in the "Software licenses" section above must be assessed in determining how the revenue will be recognized.

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

        Directly related expenses.    When we defer service revenues, we also defer the direct costs incurred in the delivery of those services to the extent those costs are recoverable through the future revenues on non-cancelable contracts as prepaid contract expense. We recognize those deferred costs as costs of professional services revenues proportionally and over the same period that the deferred revenue is recognized as service revenue. When we defer license revenue, we defer the direct incremental costs incurred as a result of selling the contract (i.e. sales commissions earned by the sales force as a part of their overall compensation) because those costs would not have been incurred but for the acquisition of that contract. We recognize those costs as sales and marketing expense proportionally and over the same period as the license revenues.

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

        A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable future income in the jurisdiction where the tax asset is located. We consider forecasted earnings, future taxable income and prudent and reasonable tax planning strategies in determining the need for a valuation allowance.

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

        These variables are sensitive and change on a daily basis. As a result, the financial result from issuing the same number of options or SARs can vary significantly over time. The following table reflects the change in the fair value of a hypothetical option or SAR as a result of a hypothetical change in one of the underlying assumptions:

Assumption	Base Case	Assumption Change	Value Change	Assumption Change	Value Change
Grant and stock price	$25.00	+$1	$0.40	-$1	$(0.40)
Risk-free interest rate	2.0%	+0.5%	$0.14	-0.5%	$(0.15)
Volatility	56.4%	+5%	$0.80	-5%	$(0.83)
Expected life (years)	5.3	+1 year	$0.45	-1 year	$(0.60)
Expected dividend yield	3.0%	+1%	$(0.79)	-1%	$0.85
Base Option Value	$10.02

        Our SAR and stock option awards granted to employees cliff vest 20% after one year and monthly thereafter over the next 48 months. Our restricted stock unit ("RSU") awards cliff vest 50% after two years and 50% after four years. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on our annual forfeiture rate. The annual forfeiture rate is based on our historical forfeiture experience over the last ten years. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. A decrease in our annual forfeiture rate assumption would increase stock-based compensation expense. The estimated impact of a hypothetical 500 basis point decrease in the annual forfeiture rate on 2008 stock-based compensation expense would have been an increase of approximately $0.3 million.

        Restructuring charges and related accruals.    We have developed and implemented formalized plans for restructuring our business to better align our resources to market conditions and recorded significant charges. In connection with these plans, we recorded estimated expenses for severance and benefits, lease cancellations, asset write-offs and other restructuring costs. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating real estate market conditions for expected vacancy periods and sub-lease rents. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

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

        Goodwill.    We review our goodwill for impairment annually during the fourth quarter of our fiscal year (as of November 1) and more frequently if an event or circumstance indicates that an impairment loss has occurred. We are required to test our goodwill for impairment at the reporting unit level. We have determined that we had three reporting units as of November 1, 2008. The test for goodwill impairment is a two-step process.

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

        Determining the fair value of a reporting unit is subjective and requires judgment at many points during the test including the development of future revenue and expense forecasts used to calculate future cash flows, the selection of risk-adjusted discount rates, and determination of market comparable entities. During the fourth quarter of 2008, we completed our annual impairment test which did not indicate impairment for any of our reporting units.

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

        Sales returns and accounts receivable allowances.    Our standard practice is to enforce our contract terms and not allow our customers to return software. We have, however, allowed customers to return software on a limited case-by-case basis and have recorded sales returns provisions as offsets to revenue in the period the sales return becomes probable. We use our judgment in estimating our sales returns. We analyze customer demand, acceptance of products and historical returns when evaluating the adequacy of the allowance for sales returns, which are not generally provided to customers. Beginning in 2004, we implemented a methodology to supplement our judgment for calculating the value of reserves that considered the last 18 months of experience into account. Beginning in the second quarter of 2007, we changed our methodology to include the last 12 months of return experience.

        Our ability to estimate returns is based on our long history of experience with relatively homogenous transactions and the fact that the return period is short. The estimates for returns are adjusted periodically based upon changes in historical rates of returns and other related factors. We have recorded a sales returns provision (benefit) to decrease (increase) revenue for these situations based on our historical experience of $0.2 million, $(0.1) million and $(0.8) million in fiscal 2008, 2007 and 2006, respectively.

        We use our judgment in estimating our allowance for doubtful accounts. In order to estimate our allowance for doubtful accounts, we analyze specific accounts receivables, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. We have recorded a provision for bad debt expense of $0.6 million, $0.1 million and $1.0 million in fiscal 2008, 2007 and 2006, respectively.

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

Results of Operations for Fiscal Years 2008, 2007 and 2006

        The following table summarizes, for the periods indicated, certain items in the consolidated statements of operations as a percentage of net revenues. The financial information and the ensuing discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

	Fiscal Years
	2008	2007	2006
Net revenues:
Term license, maintenance and other recurring	79%	77%	75%
Perpetual license fees	9	12	15
Professional services and other	12	10	10

Total net revenues	100	100	100
Cost of revenues:
Term license, maintenance and other recurring	18	18	18
Perpetual license fees	*	*	*
Professional services and other	14	13	13
Amortization and impairment of developed technology	2	1	1

Total cost of revenues	34	32	32

Gross margin	66	68	68
Operating expenses:
Sales and marketing	24	26	27
Product development	19	19	19
General and administrative	14	16	18
Amortization of other intangibles	*	1	2
Acquired in-process research and development	*	*	*
Restructuring charges	*	*	2

Total operating expenses	58	63	68

Income (loss) from operations	8	6	*
Interest expense	*	(1)	*
Interest income and other, net	*	1	2
Gain on sale of equity investments	1	2	*

Income before income taxes	9	8	2
Provision for (benefit from) income taxes	2	2	(43)

Net income	7%	6%	45%

*
Less than 1%

NET REVENUES

	2008	2007	2006
	(in thousands, except percentages)
Total net revenues	$264,832	$215,303	$184,093
Change over prior year	$49,529	$31,210
Percent change over prior year	23%	17%

        Our net revenues are made up of three components: term license, maintenance and other recurring revenue; perpetual license fees; and professional services and other revenue. The revenues from a term license, which includes both software license and maintenance, are recorded under a time based contract. Maintenance revenues are derived from maintenance fees charged for perpetual license arrangements and recurring revenues are derived from our subscription-based or transaction-based services. Perpetual license fee revenues are derived from the licensing of software products under a perpetual arrangement. Professional services and other revenues include fees for consulting, training services and our client conferences. Sales returns, which we generally do not provide to customers, are accounted for as deductions to these three revenue categories based on our historical experience.

        Prior to fiscal 2006, each of the major revenue categories varied significantly as a percentage of net revenues. Since fiscal 2006, revenues from recurring sources have grown from 75% in 2006, to 77% in 2007 and to 79% in 2008. As we continue to sign term license agreements for new customers, grow our subscription, data management and outsourced services revenues, and our customers renew their perpetual maintenance, we expect our revenue from recurring sources to continue to increase as a percentage of net revenues and therefore we expect less variability between our major categories of revenues.

        Net revenues increased in 2008 and 2007 due to continued customer adoption for many of our products and services, which principally includes increases in sales of our APX and Geneva products. During 2008, we sold 89 APX licenses and added 47 new Geneva clients. The year-over-year growth in total net revenues for 2008 was due principally to substantially higher term license, maintenance and other recurring revenues, which reflected 26% and 21% growth in term license revenues during 2008 and 2007, respectively.

        International sales, which are based on the location to which the product is shipped, also contributed to our growth in 2008, primarily from sales of our Geneva products, and were $36.3 million, $26.6 million and $22.2 million in 2008, 2007 and 2006, respectively. The revenues from customers in any single international country did not exceed 10% of total net revenues.

        We expect net revenues to be in the range of $280 million to $290 million for fiscal 2009.

Term License, Maintenance and Other Recurring Revenues

	2008	2007	2006
	(in thousands, except percentages)
Term license revenues	$66,053	$37,378	$18,938
Maintenance revenues	91,568	85,473	80,934
Other recurring revenues	51,744	43,689	38,232

Total term license, maintenance and other recurring revenues	$209,365	$166,540	$138,104
Percent of total net revenues	79%	77%	75%
Change over prior year	$42,825	$28,436
Percent change over prior year	26%	21%

        We began our transition to a term licensing model in 2004 and have experienced growth in our term license bookings since that time. As we sell more products on a term license model, we defer a greater portion of license revenue over the term of the contract, instead of recognizing the license revenue up front. The net effect, assuming most customers renew their contracts upon expiration of the initial term, is to build a long-term license and maintenance stream and also enhance predictability of our revenues.

        Revenues from term licenses, which include both the software license and maintenance services for term licenses, grew 77% in 2008 from 2007 and represented 32% of total term license, maintenance and other recurring revenues in 2008, up from 22% in 2007 and 14% in 2006. The growth of term license revenues in 2008 has primarily resulted from term licenses which have been implemented since 2007. The increases reflected the continued market acceptance of our Geneva, APX, Partner and Moxy products.

        Maintenance revenues increased by $6.1 million and $4.5 million during 2008 and 2007, respectively. These increases were attributable to the impact of price increases on annual perpetual maintenance renewals purchased by our installed customer base, up-selling to higher value maintenance plans and, to a lesser extent, an increase in new perpetual maintenance support contracts, partially offset by maintenance de-activations and downgrades, and perpetual license customers migrating to term licenses.

        Other recurring revenues increased $8.1 million and $5.5 million during 2008 and 2007, respectively. This was primarily due to revenue increases associated with growth in our subscription, data management and outsourced services of $5.6 million and $4.1 million during 2008 and 2007, respectively, and higher transaction charges of $2.5 million and $1.4 million.

        As a percentage of total net revenues, total term license, maintenance and other recurring revenues increased to 79% during 2008 from 77% and 75% in 2007 and 2006, respectively. These increases as a percentage of total net revenues were attributable to the continued emphasis in term license sales relative to perpetual license sales.

        We expect term license, maintenance and other recurring revenues to increase in amount and as a percentage of total net revenues in 2009 as we have reached the turning point in our transition to a term model and expect to grow term license revenues compared to 2008 due principally to the new bookings in recent years, specifically in 2008, and due to a full year of sales activity from our Tamale sales group which we acquired in October 2008.

Perpetual License Fees

	2008	2007	2006
	(in thousands, except percentages)
AUA fees	$8,417	$8,562	$7,697
Other perpetual license fees	14,310	17,942	19,401

Total perpetual license fees	$22,727	$26,504	$27,098
Percent of total net revenues	9%	12%	15%
Change over prior year	$(3,777)	$(594)
Percent change over prior year	(14)%	(2)%

        Total perpetual license fees decreased $3.8 million or 14% in 2008 compared to 2007 and decreased $0.6 million or 2% in 2007 compared to 2006. As a percent of total net revenues, perpetual license fees decreased to 9% in 2008, from 12% and 15% in 2007 and 2006, respectively. Incremental AUA fees from perpetual licenses included in the "Perpetual license fees" caption were $8.4 million, $8.6 million and $7.7 million in 2008, 2007 and 2006, respectively, representing a decrease of 2% during 2008, and an increase of 11% during 2007. Consistent with our transition to term licensing, other perpetual license fees continue to account for a smaller percentage of total net revenues. Our MicroEdge subsidiary, which continues to sell a majority of its products under a perpetual license model, recorded perpetual license fees of $7.2 million, a decrease of $0.2 million or 3% compared to 2007. Additionally, we licensed fewer perpetual seats and modules to our existing perpetual client base.

        We expect perpetual license fees will decrease in 2009 as compared to 2008, due to increased attrition primarily due to market conditions and our continued emphasis on term licenses.

Professional Services and Other Revenues

	2008	2007	2006
	(in thousands, except percentages)
Professional services and other revenues	$32,740	$22,259	$18,891
Percent of total net revenues	12%	10%	10%
Change over prior year	$10,481	$3,368
Percent change over prior year	47%	18%

        Professional services and other revenues include consulting, project management, custom integration, training and our client conference. Professional services projects related to Axys, Moxy and Partner products generally can be completed in a two-to six-month time period, while services related to Geneva and APX products may require a four- to nine-month implementation period.

        Professional services and other revenues fluctuated due to the following (in thousands):

	Change From 2007 to 2008	Change From 2006 to 2007
Increased consulting services	$6,393	$5,565
(Increased) decreased term license implementation deferral	2,941	(4,011)
Increased reimbursable travel revenue	847	446
Increased client conference	113	776
Increased (decreased) third party soft dollar revenue	(80)	570
Various other items	267	22

Total change	$10,481	$3,368

        We recognized professional services revenue of $32.7 million in 2008, a 47% increase over 2007. This increase represented growth in our consulting, project management, data conversion and custom reporting revenues of $6.4 million due to more revenue generating professional services headcount utilized and third party service providers hired in 2008 associated with implementations of our APX and Geneva products.

        We also deferred less professional services revenue during 2008 for services performed on term license implementations which contributed to $2.9 million of the overall revenue increase. When services are performed with term license implementations, service revenue is deferred until the implementation services are substantially complete. Upon substantial completion, we recognize a pro-rata amount of professional services fees earned based on the elapsed time from the start of the term license to the substantial completion of professional services. The remaining deferred professional services revenue is recognized ratably over the remaining contract length. We have experienced an increase in implementation services after the launch of our APX product and the sales success of our Geneva product, which are both sold under a term license model. We deferred professional services revenue of $6.8 million in 2008, which was $2.9 million less than the revenue deferral of $9.7 million in 2007. Additionally, we deferred professional services revenue of $5.7 million in 2006.

        Despite our decision to cancel our 2009 Advent client conference, we expect professional services and other revenue will remain relatively flat in 2009.

Revenues by Segment

	2008	2007	2006
	(in thousands)
Advent Investment Management	$237,884	$191,490	$162,609
MicroEdge	26,948	23,733	21,182
Other	—	80	302

Total	$264,832	$215,303	$184,093

        We have two reportable segments: Advent Investment Management ("AIM") and MicroEdge. AIM derives revenues from the development, marketing and sale of software products, data interfaces and related maintenance and services that automate, integrate and support certain mission-critical functions of investment management organizations. MicroEdge derives revenues from the sale of software and services for grant management, matching gifts and volunteer tracking for the grant-making community. See Note 13, "Segment, Significant Customer and Geographical Information", to our consolidated financial statements.

        The 24% and 18% increases in AIM's revenues in fiscal 2008 and 2007, respectively, reflected the continued market acceptance of our Axys, APX, Moxy, Partner and Geneva products as well as increased international sales. The key driver behind the increase in AIM revenue was the continued growth in term revenues as described in the "Term, Maintenance and Other Recurring Revenue" section above. Term revenues increased $28.7 million in 2008, and accounted for 62% of the growth in AIM revenue.

        The 14% and 12% increases in MicroEdge revenues in fiscal 2008 and 2007, respectively, primarily reflected an increase in perpetual license sales in MicroEdge's core product, GIFTS, and to a lesser extent an increase in maintenance revenues due to price increases and continued strong customer retention. The technology spending patterns of organizations in MicroEdge's primary markets (independent foundations, community foundations and corporations) are directly affected by economic fluctuations as foundation budgets are largely driven by endowment income. Given that endowments often contain market-exposed components, they are significantly affected by the economy and foundation spending typically decreases in an economic downturn. Community foundations are subject to similar influences, compounded by the fact that in many cases much of their ongoing funding and endowment comes from active donors who may increase or reduce their giving depending on the economic climate and the related effect on their income and wealth. Corporations typically fund charitable activities from operating budgets, and the allocation to charitable donations and supporting company charitable operations is often closely tied to a company's performance. Thus, corporate philanthropy and spending on related technology are correlated with company and overall economic performance.

        The elimination of revenue in our "Other" segment in fiscal 2008 and the revenue decrease in fiscal 2007 and 2006 resulted from the wind down of the "soft dollar" business of our SEC-registered broker/dealer subsidiary, Second Street Securities, as it no longer fit our corporate strategy.

COST OF REVENUES

	2008	2007	2006
	(in thousands, except percentages)
Total cost of revenues	$90,194	$67,890	$58,802
Percent of total net revenues	34%	32%	32%
Change over prior year	$22,304	$9,088
Percent change over prior year	33%	15%

        Our cost of revenues is made up of four components: cost of term license, maintenance and other revenues; cost of perpetual license fees; cost of professional services and other; and amortization and impairment of developed technology. The increase in total cost of revenues in absolute dollars was due principally to headcount additions in our client support and services groups to support our increased new term license bookings and associated increase in client implementation projects as well as 21 heads added through our Tamale acquisition. To a lesser extent, increased amortization and impairment charges associated with our developed technology also contributed to the overall increase. The decrease in gross margin percentage in 2008 resulted principally from our shift in revenue mix and the 187% increase in amortization and impairment of developed technology. Professional services and other revenue comprised a greater percentage of total revenues in 2008 and 2007 due to growth of 47% and 18%, respectively. We are currently experiencing negative gross margins on professional services revenues as we defer revenues and direct costs associated with services performed on term license implementations. Indirect costs such as management and other overhead expenses are recognized in the period in which they are incurred, with no revenue to offset them.

Cost of Term License, Maintenance and Other Recurring

	2008	2007	2006
	(in thousands, except percentages)
Cost of term license, maintenance and other recurring	$47,343	$38,008	$32,968
Percent of total term license, maintenance and other recurring revenues	23%	23%	24%
Change over prior year	$9,335	$5,040
Percent change over prior year	25%	15%

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

        Cost of term license, maintenance and other recurring fluctuated due to the following (in thousands):

	Change From 2007 to 2008	Change From 2006 to 2007
Increased payroll and related	$5,737	$4,487
Increased allocation of infrastructure expenses	911	98
Increased (decreased) royalties	808	(257)
Increased depreciation	556	40
Increased outside services	451	87
Increased travel and entertainment	305	133
Increased computers and telecom	247	162
Various other items	320	290

Total change	$9,335	$5,040

        The increases in 2008 and 2007 were due primarily to an increase in compensation and related costs resulting from increases in salary costs and headcount which enables us to deliver the services we provide to our growing number of clients in their day-to-day use of our software. Headcount has grown to 298 employees (21 heads from Tamale acquisition) at December 31, 2008 from 248 employees at December 31, 2007 and 206 employees at December 31, 2006, respectively, which has also contributed to increased allocation of corporate (facility and IT) costs. Consistent with our growth in term license revenues, royalties paid to third party subscription-based and transaction based vendors also increased in 2008.

Cost of Perpetual License Fees

	2008	2007	2006
	(in thousands, except percentages)
Cost of perpetual license fees	$915	$851	$817
Percent of total perpetual license revenues	4%	3%	3%
Change over prior year	$64	$34
Percent change over prior year	8%	4%

        Cost of perpetual license fees consists primarily of royalties and other fees paid to third parties, the fixed direct labor and third party costs involved in producing and distributing our software, and cost of product media including duplication, manuals and packaging materials. The cost of perpetual license fees has remained relatively consistent with the prior years. We expect these fees to decrease slightly in 2009 as a result of our continuing transition away from perpetual licensing.

Cost of Professional Services and Other

	2008	2007	2006
	(in thousands, except percentages)
Cost of professional services and other	$37,439	$27,464	$23,817
Percent of total professional services revenues	114%	123%	126%
Change over prior year	$9,975	$3,647
Percent change over prior year	36%	15%

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

        Cost of professional services and other fluctuated due to the following (in thousands):

	Change From 2007 to 2008	Change From 2006 to 2007
Increased payroll and related	$6,109	$3,016
Increased outside services	2,588	710
Increased travel and entertainment	893	573
(Increased) decreased service cost deferral related to term implementations	931	(1,505)
Increased (decreased) recruiting	(515)	333
Increased (decreased) marketing	(278)	294
Various other items	247	226

Total change	$9,975	$3,647

        The increases in 2008 and 2007 primarily reflects the higher costs from payroll and related expenses and higher utilization of outside services, such as third parties to assist in our professional services projects. Travel and entertainment expenses increased in 2008 and 2007 due to a general increase in demand for consulting and training services resulting from higher term license contract sales. Payroll and related costs increased during the year due to an increase in headcount and the increased use of external consultants. During the latter half of 2007, we hired a significant number of consultants resulting in the increased payroll costs in 2007 and 2008. Headcount in our consulting group increased to 143 at December 31, 2008, from 140 at December 31, 2007 and 125 at December 31, 2006, respectively. Recruiting and marketing activity in our consulting group decreased in 2008 compared to 2007, resulting in lower recruiting and marketing expenses for the year.

        We have experienced an increase in implementation services with the launch of our APX product and sales of our Geneva product, which are both sold under the term license model. A larger number of implementation projects were completed in 2008 relative to 2007, resulting in a smaller amount of deferred professional services costs during 2008 compared to 2007. We deferred net professional service costs of $2.9 million during 2008 compared to $3.8 million and $2.3 million during 2007 and 2006, respectively.

        Professional services' gross margins for 2008 and 2007 improved but continue to be negative as a result of the significant deferral of professional services revenues and costs associated with our term license implementation. We defer only the direct costs associated with services performed on these arrangements. Indirect costs such as management and other overhead expenses are recognized in the period in which they are incurred, with no revenue to offset them. As the deferred professional services revenue and expense associated with our term licenses continue to flow back into our operating results, we believe the margin will continue to improve over time. In addition, headcount in our consulting group has increased during 2007, and to a lesser degree, in 2008. Since these new employees undergo a training period, typically of six months, before becoming fully billable, their associated costs have a near-term negative impact on gross margins.

        We expect cost of professional services and other in 2009 to decrease in dollar amount and as a percentage of revenue as compared to 2008, as we expect to decrease our billable headcount but increase our utilization, and decrease conference expenses due to the cancellation of our 2009 Advent client conference.

Amortization and Impairment of Developed Technology

	2008	2007	2006
	(in thousands, except percentages)
Amortization and impairment of developed techology	$4,497	$1,567	$1,200
Percent of total net revenues	2%	1%	1%
Change over prior year	$2,930	$367
Percent change over prior year	187%	31%

        Amortization and impairment of developed technology represents amortization of acquisition-related intangibles, amortization of capitalized software development costs previously capitalized under SFAS 86, and impairment of technology. The increase in 2008 primarily reflects an impairment charge of $0.8 million resulting from our MicroEdge segment's decision to sunset one of its products and amortization from technology-related intangibles acquired through our Tamale acquisition in October 2008. Also contributing to the increase, but to a lesser extent, is amortization from software development costs previously capitalized under SFAS 86 and amortization from technology related intangibles acquired through the Vivid Orange Limited acquisition, which our MicroEdge segment acquired in November 2007.

        We expect amortization of developed technology to increase to approximately $6 million in 2009 due to additional amortization expense from capitalized software developments costs and the full year amortization of Tamale intangible assets acquired in October 2008.

OPERATING EXPENSES

Sales and Marketing

	2008	2007	2006
	(in thousands, except percentages)
Sales and marketing	$63,539	$55,422	$50,177
Percent of total net revenues	24%	26%	27%
Change over prior year	$8,117	$5,245
Percent change over prior year	15%	10%

        Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars.

        Sales and marketing expense fluctuated due to the following (in thousands):

	Change From 2007 to 2008	Change From 2006 to 2007
Increased payroll and related	$5,679	$3,986
Increased travel and entertainment	682	1,212
Increased (decreased) bad debt and broker fees	572	(1,479)
Increased outside services	475	462
Increased allocation of infrastructure expenses	470	462
Increased (decreased) marketing	(102)	551
Various other items	341	51

Total change	$8,117	$5,245

        The increase in expense in absolute dollars for 2008 and 2007 reflected the growth of our business, while the decrease of expense as a percentage of revenue during 2008 and 2007 reflected our achievement of improved efficiencies of scale associated with increased revenue growth. The increases in payroll and related expense were a result of an increase in headcount to 204 at December 31, 2008 from 172 and 162 at December 31, 2007 and 2006, respectively, and increases in variable compensation paid to these individuals as a result of higher bookings. We believe this investment in personnel will accelerate the momentum in our Geneva and APX product sales and increase customer satisfaction for all of our products. Increases in headcount also contributed to additional costs incurred by our sales and marketing group from allocated infrastructure expense (information technology and facilities) in 2008 and 2007. Travel expenses increased during the past two years due to more employees attending the Advent client conference in 2008 and 2007 resulting in higher travel and lodging costs. The increase in outside services during 2008 reflects a $0.4 million cancellation fee for the 2009 Advent client conference which we decided, in the fourth quarter of 2008, to suspend. During 2008, we referred more accounts to collections which resulted in our increased provision for bad debt compared to 2007. The fluctuations in broker fees during fiscal 2007 were primarily associated with the winding down of our soft dollar business in fiscal 2006. Marketing expenses decreased in 2008 compared to 2007 due to advertising initiatives to market our significant number of product releases in 2007.

        In 2009, we expect sales and marketing expenses to increase in dollar amount but remain relatively flat as a percentage of total net revenues compared with 2008, as we increase our marketing activities in support of planned product launches and the full year impact of the Tamale sales force which was added in October 2008.

Product Development

	2008	2007	2006
	(in thousands, except percentages)
Product development	$50,154	$41,869	$34,859
Percent of total net revenues	19%	19%	19%
Change over prior year	$8,285	$7,010
Percent change over prior year	20%	20%

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

        Product development expenses fluctuated due to the following (in thousands):

	Change From 2007 to 2008	Change From 2006 to 2007
Increased payroll and related	$6,843	$7,039
Increased outside services	1,154	557
Increased allocation of infrastructure expenses	311	601
Increased computers and telecommunications	146	170
Increased travel and entertainment	70	214
Increased capitalization of product development	(196)	(1,798)
Increased (decreased) recruiting	(183)	144
Various other items	140	83

Total change	$8,285	$7,010

        The increase in product development expense during fiscal 2008 and 2007 was primarily due to increases in payroll and other related costs resulting from the increase in headcount (23 employees as a result of the Tamale acquisition) and utilization of outside services, primarily a vendor located in China, to help us continue to enhance our existing product suite including new versions of Geneva, APX, Moxy, Advent Partner, and Advent Revenue Center. Headcount increased to 251 at December 31, 2008 from 224 and 191 at December 31, 2007 and 2006, respectively. As a result of the increase in headcount, our product development group incurred additional costs from allocated infrastructure expense (information technology and facilities). However, as the headcount growth in 2008 was primarily due to headcount added from the Tamale acquisition, our external recruiting fees decreased in 2008 resulting from less hiring activity compared to 2007. We invested 19% of our revenues in product development during 2008, 2007 and 2006, respectively.

        We expect product development expenses to increase in dollar amount in 2009 but to remain relatively flat as a percentage of revenues.

General and Administrative

	2008	2007	2006
	(in thousands, except percentages)
General and administrative	$38,144	$34,799	$32,936
Percent of total net revenues	14%	16%	18%
Change over prior year	$3,345	$1,863
Percent change over prior year	10%	6%

        General and administrative expenses consist primarily of personnel costs for information technology, finance, administration, operations and general management, as well as legal and accounting expenses.

        General and administrative expenses fluctuated due to the following (in thousands):

	Change From 2007 to 2008	Change From 2006 to 2007
Increased payroll and related	$2,752	$5,609
Increased (decreased) depreciation	1,067	(246)
Increased (decreased) facilities	1,037	(2,243)
Increased (decreased) outside services	63	(1,500)
Increased (decreased) loss on disposal of assets	(600)	416
Increased (decreased) recruiting	(463)	538
Various other items	(511)	(711)

Total change	$3,345	$1,863

        The increase in expenses during 2008 is primarily due to payroll and other related costs being higher as a result of an increase in headcount and annual merit increases. Headcount increased to 170 at December 31, 2008 from 158 at December 31, 2007. Additionally, depreciation was higher in 2008 as a result of accelerated depreciation associated with the exit of our data center facility at 303 2nd Street in November 2008 instead of our previous commitment date of May 2012. Facility expenses increased primarily due to higher rent expense from the leasing of additional space at our San Francisco headquarters facility during 2008. These cost increases were partially offset by lower outside service costs as fewer external consultants were used during the current year and lower recruiting fees from a lower volume of external recruiting activities, as well as a lower loss on disposal of assets as we wrote-off construction-in-progress assets at our 303 2nd Street facility in San Francisco, California, as a result of our decision to cease improvement on the facility and relocate this data center facility in 2007.

        The increase in expenses during 2007 is primarily due to payroll and other related costs being higher as a result of an increase in headcount and annual merit increases, while the decrease of expense as a percentage of revenue during 2008 and 2007 reflected our achievement of improved efficiencies of scale associated with increased revenue growth. The headcount increase to 158 at December 31, 2007 from 135 at December 31, 2006 reflected our investment in information technology infrastructure to assist in automating key business processes to support the Company's growth. As a result of the increase in headcount, general and administrative incurred additional costs from recruiting costs. Additionally, our loss on disposal of assets during 2007 increased due to the aforementioned write-off of construction-in-progress assets at our 303 Second Street facility in San Francisco, California. These increases in expense were offset by a decrease in facilities and depreciation expense as we are no longer incurring rent and depreciation expenses related to our prior San Francisco headquarters facility located at 301 Brannan Street, which we exited in October 2006. We entered into a definitive lease agreement in January 2006 for our new headquarters facility located at 600 Townsend Street in San Francisco, California resulting in rent expense at both 600 Townsend and our prior headquarters facility causing higher rent expense for the first nine months of 2006. Outside service costs decreased by $1.5 million in 2007 as fewer external consultants were used.

        We expect general and administrative expenses to increase in dollar amount and to stay relatively flat as a percentage of total net revenues in 2009 compared with 2008.

Amortization of Other Intangibles

	2008	2007	2006
	(in thousands, except percentages)
Amortization of other intangibles	$1,315	$1,879	$3,866
Percent of total net revenues	0%	1%	2%
Change over prior year	$(564)	$(1,987)
Percent change over prior year	(30)%	(51)%

        Other intangibles represent non-technology related intangible assets. The decreases in amortization of other intangibles in the 2008 and 2007 periods were attributed to assets from prior acquisitions becoming fully amortized during fiscal 2007 and 2008, partially offset by amortization from intangible assets acquired through the Tamale acquisition in October 2008.

        We expect amortization of other intangibles to increase to approximately $2 million in 2009 due to the full year amortization of Tamale non-technology related intangible assets acquired in October 2008.

Acquired In-Process Research and Development ("IPR&D")

	2008	2007	2006
	(in thousands, except percentages)
Acquired in-process research and development	$400	$150	$—
Percent of total net revenues	0%	0%	0%
Change over prior year	$250	$150

        During 2008, we expensed acquired IPR&D costs of $400,000 in connection with our Tamale acquisition. During 2007, we expensed acquired IPR&D costs of $150,000 in connection with our acquisition of Vivid Orange Limited based in the United Kingdom. IPR&D was expensed because the acquired technology had not reached technological feasibility and had no alternative uses. Technological feasibility is defined as being equivalent to completion of a beta-phase working prototype in which there is no remaining risk relating to the development.

        We do not expect to incur any IPR&D costs in 2009.

Restructuring Charges

	2008	2007	2006
	(in thousands, except percentages)
Restructuring charges	$360	$965	$3,735
Percent of total net revenues	0%	0%	2%
Change over prior year	$(605)	$(2,770)
Percent change over prior year	(63)%	(74)%

        Restructuring initiatives have been implemented in our AIM and MicroEdge operating segments to reduce costs and improve operating efficiencies by better aligning our resources to near-term revenue opportunities. These initiatives have resulted in restructuring charges comprised primarily of costs related to properties abandoned in connection with facilities consolidation, related write-down of leasehold improvements, severance and associated employee termination costs related to headcount reductions. Our restructuring charges included accruals for estimated losses on facility costs based on our contractual obligations net of estimated sublease income. We reassess this liability periodically based on market conditions.

        During 2008, we recorded aggregate restructuring charges of $0.4 million primarily in our MicroEdge segment. In the fourth quarter of 2008, we initiated a restructuring program in order to reduce our operating costs and focus our resources on key strategic priorities impacting a total of 13 full time positions mainly in the United States. In connection with this restructuring plan, we recorded restructuring charges totaling $0.4 million related to termination benefits for the elimination of these 13 positions. As of December 31, 2008, $0.1 million was paid. The remaining accrual associated with these termination benefits is expected to be paid during the first quarter of 2009. We also recorded additional restructuring charges which related to a partial lease surrender fee of $0.2 million to exit the data center portion of our facility space located at 303 2nd Street in San Francisco, California. These restructuring charges were partially offset by adjustments to our other facility exit assumptions.

        During 2007, we recorded aggregate restructuring charges of $965,000 in our AIM segment which related to the modification of certain sub-lease assumptions for our prior San Francisco headquarters facility located at 301 Brannan Street, and to the accretion of interest on our existing obligations.

        In 2006, we recorded total restructuring charges of $3.7 million which primarily related to facility and exit costs associated with the relocation of our corporate headquarters facility in San Francisco during the fourth quarter of 2006. Restructuring charges in 2006 also included costs associated with exiting a portion of our facility in New Rochelle, New York, and our entire facility in Summit, New Jersey, and adjustments to original estimates for facilities in San Francisco, California and New York, New York.

        For additional analysis of the components of the payments and charges made against the restructuring accrual in fiscal 2008, 2007 and 2006, see Note 6, "Restructuring Charges" to our consolidated financial statements.

        At December 31, 2008, we accrued $2.0 million of which $0.8 million and $1.2 million are included in accrued liabilities and other long-term liabilities, respectively. The accrued excess facility costs of $1.7 million are stated at estimated fair value, net of estimated sub-lease income of $3.8 million. We expect to pay the remaining obligations in connection with vacated facilities over the remaining lease terms, which will expire on various dates through 2012.

Operating Income (Loss) by Segment

	2008	2007	2006
	(in thousands)
Advent Investment Management	$38,790	$23,610	$14,921
MicroEdge	4,976	5,631	5,361
Other	—	80	(1,902)
Unallocated corporate operating costs and expenses:
Stock-based compensation	(16,828)	(13,396)	(13,596)
Amortization and impairment of developed technology	(4,497)	(1,567)	(1,200)
Amortization of other intangibles	(1,315)	(1,879)	(3,866)
Acquired in-process research and development	(400)	(150)	—

Total	$20,726	$12,329	$(282)

        Our AIM segment improved its operating income by $15.2 million to $38.8 million in 2008. This improvement reflects an increase in AIM revenue of $46.4 million or 24%, partially offset by an increase in expenses of $31.2 million or 19% during 2008. The increase in expense was due principally to costs associated with the increase in AIM headcount to 966 employees at December 31, 2008 from 837 employees at December 31, 2007. Our AIM segment improved its operating income by $8.7 million to $23.6 million in 2007. This improvement reflects an increase in AIM revenue of $28.9 million or 18% partially offset by an increase in expenses of $20.2 million or 14% during 2007. The increase in expense was due to the higher payroll expenses associated with the increase in AIM headcount to 837 employees at December 31, 2007 from 735 employees at December 31, 2006.

        MicroEdge's operating income decreased by $0.7 million in 2008 primarily due to the restructuring program we initiated in 2008 in order to reduce our operating costs and focus our resources on key strategic priorities. MicroEdge's operating income increased by $0.3 million in 2007 primarily due to sales of its GIFTS products.

        The fluctuations in operating income (loss) for our Other segment were due to the winding down of our soft dollar component in 2006.

        See Note 13, "Segment, Significant Customer and Geographical Information", to our consolidated financial statements for additional information regarding our segments.

Interest Expense

	2008	2007	2006
	(in thousands, except percentages)
Interest expense	$(584)	$(1,181)	$(90)
Percent of total net revenues	(0)%	(1)%	0%
Change over prior year	$597	$(1,091)
Percent change over prior year	(51)%	1,212%

        The decrease of interest expense of $0.6 million during 2008 reflects the impact of debt being outstanding for a smaller portion of the year in 2008 versus 2007. In 2008, we drew down $25.0 million on our credit facility in November 2008, all of which remained outstanding as of December 31, 2008.

        The increase in interest expense of $1.1 million during 2007 resulted from the drawdown of $25.0 million on our credit facility in June 2007, which was fully repaid in December 2007.

Interest Income and Other, net

	2008	2007	2006
	(in thousands, except percentages)
Interest income and other, net	$314	$1,966	$3,943
Percent of total net revenues	0%	1%	2%
Change over prior year	$(1,652)	$(1,977)
Percent change over prior year	(84)%	(50)%

        Interest income and other, net consists of interest income, realized gains and losses on investments and foreign currency gains and losses.

        Interest income and other, net fluctuated due to the following (in thousands):

	Change From 2007 to 2008	Change From 2006 to 2007
Decrease in interest income	$(859)	$(2,059)
Increase in foreign currency losses	(796)	(153)
Various other items	3	235

Total change	$(1,652)	$(1,977)

        The declining market interest rates, smaller cash balances and more conservative investment portfolio all contributed to the decrease in interest income during 2008. The decrease in interest income during 2007 was due to our lower level of cash, cash equivalents and marketable securities balances, as we liquidated part of our portfolio to fund our significant stock repurchases in fiscal 2006 and the first half of 2007.

        Foreign exchanges losses increased during 2008 and 2007 as the US dollar strengthened against foreign currencies in 2008 and 2007.

Gain on Sale of Equity Investments, net

	2008	2007	2006
	(in thousands, except percentages)
Gain on sale of equity investments, net	$3,393	$3,680	$—
Percent of total net revenues	1%	2%	0%
Change over prior year	$(287)	$3,680

        Gain on sale of equity investments includes realized gains on sale and impairment losses of our investments in privately held companies. The gain in 2008 reflects the initial deferred contingent payment of $3.4 million that we received in April 2008 as a result of the Company's sale of its ownership in LatentZero Limited ("LatentZero") to royalblue group plc. in April 2007. The gain in 2007 reflects an aggregate gain of $4.2 million from the sale of two private equity investments, including our investment in LatentZero Limited, partially offset by an impairment loss of $585,000 for a third private equity investment.

        In 2009, we expect to record a gain on sale of approximately $2 million related to the final deferred contingent payment to be received from the sale of our ownership in LatentZero.

Provision For (Benefit From) Income Taxes

	2008	2007	2006
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$4,954	$4,163	$(79,031)
Effective tax rate	21%	25%	(2,213)%

        In the fourth quarter of 2006, we determined that $83.6 million of our deferred tax assets, including $1.1 million related to goodwill, that had previously been offset with a valuation allowance, would more likely than not be realized in the foreseeable future. The $82.5 million reduction to our valuation allowance that generated an income tax benefit was partially offset by income tax accruals of $3.5 million and resulted in a net benefit from income taxes of $79.0 million in 2006.

        Our 2007 and 2008 effective tax rates differ from the statutory rate primarily due to the favorable effects of federal and state research credits and the release of valuation allowances relating to capital loss carryovers that were utilized to offset unanticipated capital gains in those years. Additionally, our 2008 effective tax rate also includes the favorable cumulative effect of the recognition of California enterprise zone credits for the years 2003 through 2008. These favorable effects were partially offset in both years by the unfavorable impact of stock compensation expense relating to incentive stock options and the Company's employee stock purchase plan.

        We continue to maintain a valuation allowance against deferred tax assets relating to capital loss carryovers and investment reserves and assorted state net operating losses because the likelihood of their realization is not more likely than not. We expect our effective tax rate for fiscal 2009 to be in the range of 30% to 35% of profit before taxes. However, we expect our cash payments for income taxes remain nominal over the next few years as we have significant net operating losses, capital losses and tax credit carryforwards to utilize against current income taxes.

Liquidity and Capital Resources

        Our aggregate cash and cash equivalents at December 31, 2008 were $48.4 million, compared with $49.6 million at December 31, 2007. Cash equivalents are comprised of highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase.

        The table below, for the periods indicated, provides selected consolidated cash flow information (in thousands):

	Fiscal Years
	2008	2007	2006
Net cash provided by operating activities	$76,987	$62,376	$46,776
Net cash provided by (used in) investing activities	$(50,206)	$16,024	$46,021
Net cash used in financing activities	$(27,274)	$(59,281)	$(133,712)

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

        Cash provided by operating activities of $77.0 million during fiscal 2008 was primarily the result of our net income and non-cash charges including stock-based compensation of $16.8 million, depreciation and amortization of $14.4 million, partially offset by a gain from our equity investment activity of $3.4 million. Cash flows resulting from changes in assets and liabilities included increases in deferred revenue and accounts payable. The increase in deferred revenue primarily reflected our continued transition to the term license model. Under the term model, we generally bill and collect for a term agreement in equal installments in advance of each annual period. These amounts are deferred at billing and recognized over the annual term period. This has the effect of increasing deferred revenue when compared to a perpetual license model where no license revenue is deferred. See further discussion of the effects of our transition to a term model in the "Overview" section. Other changes in assets and liabilities include a decrease in accrued liabilities, which reflects a decrease in accrued commissions and restructuring expenses.

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

        We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, new term license bookings that increase deferred revenue, collection of accounts receivable, and timing of payments.

        We expect operating cash flow to be between $77 million to $82 million for fiscal 2009.

  Cash Flows from Investing Activities

        Net cash used in investing activities in 2008 of $50.2 million reflects cash used for the acquisition of Tamale totaling $27.8 million, capital expenditures of $23.2 million primarily related to the build-out of additional space at our San Francisco headquarters, and capitalized software development costs of $2.4 million, partially offset by the receipt of $3.4 million for the initial deferred contingent consideration of our sale of our ownership to LatentZero.

        Net cash provided by investing activities in 2007 of $16.0 million is primarily from proceeds of $24.9 million from the sale of short term investments and from the proceeds of $11.6 million from the sale of two private equity investments, including our stake in LatentZero Limited. This was partially offset by capital expenditures of $8.9 million, cash used for the acquisitions of Vivid Orange and East Circle Solutions totaling $8.2 million, capitalized software development costs of $3.0 million and a change in restricted cash of $0.4 million to increase the bank letter of credit associated with lease amendments for our headquarters facility in San Francisco, California. In the event we default under the terms of this agreement, the letter of credit may be drawn upon by Toda. Also, see Note 3, "Acquisitions", to our consolidated financial statements for additional information regarding the Company's acquisitions.

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

        We expect capital expenditures to be in the range of $12 million to $14 million for fiscal 2009.

  Cash Flows from Financing Activities

        Net cash used in financing activities in 2008 of $27.3 million reflected the repurchase of 2.3 million shares of our common stock for $61.6 million and withholding taxes paid of $2.1 million associated with the exercise of stock-settled stock appreciation rights and vesting of restricted stock units, offset by the draw-down of $25.0 million against our credit facility, proceeds of $5.0 million from the issuance of common stock under the employee stock purchase plan and $6.1 million received from the exercise of employee stock options.

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

        Our liquidity and capital resources in any period could be affected by the exercise of outstanding employee stock options and SARs, and issuance of common stock under our employee stock purchase plan. The resulting increase in the number of outstanding shares from this and from the issuance of common stock from our RSUs could also affect our per share results of operations. However, we cannot predict the timing or amount of proceeds from the exercise of these securities, or whether they will be exercised at all.

        At December 31, 2008, we had negative working capital of $(47.9) million, down from negative working capital of $(23.2) million at December 31, 2007, primarily as a result of our common stock repurchases totaling $61.6 million during 2008, and to a lesser extent, deferred revenue growth as we continue to transition the substantial majority of our license agreements to term.

  Credit Facility

        In February 2007, Advent and certain of our domestic subsidiaries entered into a senior secured credit facility agreement (the "Credit Facility") with Wells Fargo Foothill, Inc. (the "Lender"). Under the Credit Facility, the Lender will provide the Company with a revolving line of credit up to an aggregate amount of $75 million, subject to a borrowing base formula, to provide backup liquidity for general corporate purposes, including stock repurchases, or investment opportunities for a period of three years. At December 31, 2008, we had a debt balance of $25.0 million and were in compliance with all associated covenants. In January 2009, we repaid $10.0 million of the debt under the Credit Facility resulting in a $15.0 million balance as of February 28, 2009. The remaining outstanding debt is due at the end of the Credit Facility term in February 2010.

        We expect that for the next year, our operating expenses will continue to constitute a significant use of cash flow. In addition, we may use cash to fund other acquisitions, repurchase additional common stock, or invest in other businesses, when opportunities arise. Based upon the predominance of our revenues from recurring sources, term license bookings performance and current expectations, we believe that our cash and cash equivalents, cash generated from operations and availability under our Credit Facility will be sufficient to satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases and financing activities for the next year. However, if we identify opportunities that exceed our current expectation, we may choose to seek additional capital resources through equity or debt financing. However, such financing may not be available at all particularly in the current economic environment, or if available may not be obtainable on terms favorable to us and could be dilutive.

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

        The following is a summary of the repurchase programs authorized by the Board since fiscal 2006 (in thousands):

Date of Authorization	Number of Shares Authorized
April 2006	2,300
July 2006	1,500
February 2007	2,250
May 2008	1,000
October 2008	3,000

Total	10,050

        The following is a summary of the Company's repurchase activity since fiscal 2006 (in thousands, except per share data):

Fiscal Year	Total Number of Shares Repurchased	Cost	Average Price Paid Per Share
2006	4,692	$148,602	$31.68
2007	2,580	$91,157	$35.33
2008	2,331	$61,572	$26.42

Total	9,603	$301,331	$31.38

        At December 31, 2008, there remained 1,669,000 shares authorized by the Board for repurchase

Off-Balance Sheet Arrangements and Contractual Obligations

        The following table summarizes our contractual cash obligations as of December 31, 2008 (in thousands):

	Fiscal Years
	2009	2010	2011	2012	2013	Thereafter	Total
Operating lease obligations, net of sub-lease income	$7,134	$6,480	$6,019	$5,384	$4,783	$17,818	$47,618
Debt	—	25,000	—	—	—	—	25,000

Total	$7,134	$31,480	$6,019	$5,384	$4,783	$17,818	$72,618

        As of December 31, 2008, the principal outstanding under our credit facility agreement was $25.0 million which is due in full no later than February 14, 2010. Interest associated with this agreement cannot be estimated with certainty by period throughout the term since it is based on a fluctuating interest rate calculation.

        At December 31, 2008 and December 31, 2007, we had a gross liability of $6.9 million and $5.9 million, respectively, for uncertain tax positions associated with the adoption of FIN 48. If recognized, the impact on our statement of operations would be to decrease our income tax expense and increase our net income by $5.8 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of the federal tax benefit of state income tax items. Since almost all of this liability relates to reserves against deferred tax assets that we do not expect to utilize in the short term, we cannot estimate the timing of potential future cash settlements and have not included any estimates in the table of contractual cash obligations above. Additionally, with the exception of California discussed below, our cash payments for income taxes will continue to be nominal until at least 2011 as we have significant net operating losses, capital losses and tax credit carryforwards to utilize. On September 27, 2008, California enacted tax law changes that suspended the utilization of California net operating losses and limited the utilization of California tax credits to 50% of our tax liability for the 2008 and 2009 tax periods. As a result, we expect to pay cash income taxes in California related to fiscal 2008 and 2009 but do not expect the amount to exceed $750,000 for either year.

        At December 31, 2008 and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

        Refer to Note 1, "Summary of Significant Accounting Policies", to our consolidated financial statements for a discussion of recent accounting standards and pronouncements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Historically, much of our revenues and capital spending was transacted in US dollars. However, since the acquisitions of Advent Denmark, Advent Norway, Advent Sweden, Advent Netherlands, and Advent Europe's remaining distributors in the United Kingdom and Switzerland, whose service and certain license revenues and capital spending, are transacted in local country currencies, we have greater exposure to foreign currency fluctuations. Additionally as of December 31, 2008, $40.7 million and $1.8 million of goodwill and intangibles from the acquisition of these entities are denominated in foreign currency. Therefore a hypothetical change of 10% could increase or decrease our assets and equity by $4 million and could increase or decrease our consolidated results of operations or cash flows by approximately $0.5 million.

        Our interest rate risk relates primarily to our investment portfolio, which consisted of $48.4 million in cash and cash equivalents as of December 31, 2008. Cash equivalent securities were comprised of overnight US government and treasury obligation money market mutual funds which would not be materially affected by an immediate sharp increase or decrease in interest rates.

        Effective November 2008, we also have interest rate risk relating to debt under our credit facility which is indexed to the Wells Fargo Prime rate. As of December 31, 2008, we had $25.0 million borrowed against the facility.

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

        Our investments in privately held companies are assessed for impairment when a review of the investee's operations indicates that a decline in value of the investment is other than temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. Impaired investments in privately held companies are written down to estimated fair value. We estimate fair value using a variety of valuation methodologies. Such methodologies include comparing the private company with publicly traded companies in similar lines of business, applying revenue and price/earnings multiples to estimated future operating results for the private company and estimating discounted cash flows for that company. We could lose our entire investment in these companies. During the second quarter of 2008, we received the initial deferred contingent payment as a result of the sale of our investment in April 2007 in LatentZero Limited. At December 31, 2008, our net investments in privately-held companies totaled $0.5 million. See Note 4, "Balance Sheet Detail", to our consolidated financial statements for further discussion.

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

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management's assessment using the COSO criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

/s/ STEPHANIE G. DIMARCO Stephanie G. DiMarco Chief Executive Officer and Chief Financial Officer Principal Executive Officer and Principal Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Advent Software, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Advent Software, Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2)3 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 14 to the consolidated financial statements, the Company adopted new fair value measurement and disclosure accounting principles during the year ended December 31, 2008. In addition, as discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income taxes in 2007.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
San Jose, California
March 12, 2009

ADVENT SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$48,351	$49,589
Accounts receivable, net of allowance for doubtful accounts of $347 and $181, respectively	51,670	47,574
Deferred taxes, current	13,121	10,288
Prepaid expenses and other	20,153	19,577

Total current assets	133,295	127,028
Property and equipment, net	41,240	27,779
Goodwill	149,609	106,520
Other intangibles, net	29,110	9,376
Deferred taxes, long-term	54,786	66,327
Other assets	11,554	10,645

Total assets	$419,594	$347,675

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,625	$4,382
Accrued liabilities	27,924	29,328
Deferred revenues	146,714	115,398
Income taxes payable	978	1,086

Total current liabilities	181,241	150,194
Deferred income taxes	286	998
Long-term debt	25,000	—
Deferred revenues, long-term	6,449	4,939
Other long-term liabilities	10,795	11,698

Total liabilities	223,771	167,829

Commitments and contingencies (See Note 9)
Stockholders' equity:
Preferred stock; $0.01 par value: 2,000 shares authorized; none issued	—	—
Common stock; $0.01 par value: 120,000 shares authorized; 25,728 and 26,497 shares issued and outstanding	257	265
Additional paid-in capital	365,351	326,964
Accumulated deficit	(176,484)	(161,685)
Accumulated other comprehensive income	6,699	14,302

Total stockholders' equity	195,823	179,846

Total liabilities and stockholders' equity	$419,594	$347,675

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31
	2008	2007	2006
Net revenues:
Term license, maintenance and other recurring	$209,365	$166,540	$138,104
Perpetual license fees	22,727	26,504	27,098
Professional services and other	32,740	22,259	18,891

Total net revenues	264,832	215,303	184,093
Cost of revenues:
Term license, maintenance and other recurring	47,343	38,008	32,968
Perpetual license fees	915	851	817
Professional services and other	37,439	27,464	23,817
Amortization and impairment of developed technology	4,497	1,567	1,200

Total cost of revenues	90,194	67,890	58,802

Gross margin	174,638	147,413	125,291
Operating expenses:
Sales and marketing	63,539	55,422	50,177
Product development	50,154	41,869	34,859
General and administrative	38,144	34,799	32,936
Amortization of other intangibles	1,315	1,879	3,866
Acquired in-process research and development	400	150	—
Restructuring charges	360	965	3,735

Total operating expenses	153,912	135,084	125,573

Income (loss) from operations	20,726	12,329	(282)
Interest expense	(584)	(1,181)	(90)
Interest income and other, net	314	1,966	3,943
Gain on sale of equity investments, net	3,393	3,680	—

Income before income taxes	23,849	16,794	3,571
Provision for (benefit from) income taxes	4,954	4,163	(79,031)

Net income	$18,895	$12,631	$82,602

Net income per share:
Basic	$0.71	$0.48	$2.85
Diluted	$0.68	$0.45	$2.70
Weighted average shares used to compute basic and diluted net income per share
Basic	26,640	26,495	29,003
Diluted	27,893	28,067	30,537

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(In thousands)

		Common Stock				Accumulated Other Comprehensive Income
	Comprehensive Income			Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity
		Shares	Amount
Balances, December 31, 2005		31,147	$311	$331,530	$(95,828)	$5,966	$241,979
Exercise of stock options	$—	665	7	11,505	—	—	11,512
Common stock repurchased and retired	—	(4,692)	(47)	(50,394)	(98,161)	—	(148,602)
Common stock issued under employee stock purchase plan	—	111	1	3,020	—	—	3,021
Stock-based compensation	—	—	—	13,768	—		13,768
Tax benefit from exercise of stock options	—	—	—	564	—	—	564
Net income	82,602	—	—	—	82,602	—	82,602
Unrealized gain on marketable securities	578	—	—	—	—	578	578
Foreign currency translation adjustments	4,205	—	—	—	—	4,205	4,205

Comprehensive income for fiscal 2006	$87,385

Balances, December 31, 2006		27,231	$272	$309,993	$(111,387)	$10,749	$209,627
Stock-based award activity	$—	1,719	18	27,338	—	—	27,356
Common stock repurchased and retired	—	(2,580)	(26)	(28,202)	(62,929)	—	(91,157)
Common stock issued under employee stock purchase plan	—	127	1	3,912	—	—	3,913
Stock-based compensation	—	—	—	13,765	—	—	13,765
Tax benefit from exercise of stock options	—	—	—	158	—	—	158
Net income	12,631	—	—	—	12,631	—	12,631
Unrealized gain on marketable securities	8	—	—	—	—	8	8
Foreign currency translation adjustments	3,545	—	—	—	—	3,545	3,545

Comprehensive income for fiscal 2007	$16,184

Balances, December 31, 2007		26,497	$265	$326,964	$(161,685)	$14,302	$179,846
Common stock issued for Tamale acquisition	$—	906	9	39,895	—	—	39,904
Stock-based award activity	—	457	4	4,013	—	—	4,017
Common stock repurchased and retired	—	(2,331)	(23)	(27,855)	(33,694)	—	(61,572)
Common stock issued under employee stock purchase plan	—	199	2	5,016	—	—	5,018
Stock-based compensation	—	—	—	17,141	—	—	17,141
Tax benefit from exercise of stock options	—	—	—	177	—	—	177
Net income	18,895	—	—	—	18,895	—	18,895
Foreign currency translation adjustments	(7,603)	—	—	—	—	(7,603)	(7,603)

Comprehensive income for fiscal 2008	$11,292

Balances, December 31, 2008		25,728	$257	$365,351	$(176,484)	$6,699	$195,823

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31
	2008	2007	2006
Cash flows from operating activities:
Net income	$18,895	$12,631	$82,602
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	16,828	13,396	13,596
Depreciation and amortization	14,431	11,185	12,764
Acquired in-process research and development	400	150	—
Provision for doubtful accounts	611	79	988
Provision for (reduction of) sales returns	219	(135)	(776)
Loss on disposition of fixed assets	5	651	205
(Gain) loss on investments	(3,393)	(4,265)	219
Other than temporary loss on private equity investment	—	585	—
Non-cash impairment loss	815	—	—
Deferred income taxes	3,509	3,035	(79,475)
Other	458	494	(146)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(3,990)	(6,280)	(8,782)
Prepaid and other assets	(491)	(10,019)	(1,809)
Accounts payable	1,045	189	63
Accrued liabilities	(3,453)	6,156	8,847
Deferred revenues	31,440	35,038	20,197
Income taxes payable	(342)	(514)	(1,717)

Net cash provided by operating activities	76,987	62,376	46,776

Cash flows from investing activities:
Cash used in acquisitions, net of cash acquired	(27,775)	(8,211)	(97)
Purchases of property and equipment	(23,206)	(8,902)	(19,155)
Capitalized software development costs	(2,370)	(3,033)	(1,352)
Proceeds from sales of investments	3,393	11,621	—
Purchases of marketable securities	—	—	(47,882)
Sales and maturities of marketable securities	—	24,921	115,763
Change in restricted cash	(248)	(372)	(1,256)

Net cash provided by (used in) investing activities	(50,206)	16,024	46,021

Cash flows from financing activities:
Proceeds from exercises of stock options	6,095	27,475	11,512
Withholding taxes related to equity award net share settlement	(2,078)	(119)	—
Common stock repurchased and retired	(61,572)	(91,157)	(148,602)
Proceeds from common stock issued under the employee stock purchase plan	5,018	3,913	3,021
Proceeds from long-term borrowing	25,000	25,000	—
Repayment of long-term borrowing	—	(25,000)	—
Excess tax benefits from stock-based compensation	263	607	357

Net cash used in financing activities	(27,274)	(59,281)	(133,712)

Effect of exchange rate changes on cash and cash equivalents	(745)	283	161
Net increase (decrease) in cash and cash equivalents	(1,238)	19,402	(40,754)
Cash and cash equivalents at beginning of period	49,589	30,187	70,941

Cash and cash equivalents at end of period	$48,351	$49,589	$30,187

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$1,077	$779	$1,932
Cash paid for interest	$299	$920	$88

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

        Basis of presentation:    The consolidated financial statements include the accounts of Advent and its wholly-owned subsidiaries after elimination of all intercompany transactions and amounts. We have prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC.

        Year End:    Advent's fiscal year ends on December 31st.

        Foreign currency translation:    The functional currencies of the Company's foreign subsidiaries are their local currencies. All assets and liabilities denominated in foreign functional currencies are translated into US dollars at the exchange rate on the balance sheet date. Revenues, costs and expenses in foreign functional currencies are translated at the average rate of exchange during the period.

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

        Marketable securities:    All of Advent's marketable securities are classified as available-for-sale and are carried at fair value. The unrealized gains and losses, net of any related tax effect, are reported in accumulated comprehensive income in stockholders' equity in the accompanying consolidated financial statements, with the exception of Advent's broker/dealer subsidiary, which reports unrealized gains and losses in "interest income and other, net" on the consolidated statement of operations. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are also included in "interest income and other, net".

        Investments:    Investments are recorded at cost and reviewed for impairment. Investments are included in "other assets" on the consolidated balance sheets and consist of non-marketable

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investments in privately held companies, most of which can be considered in the start-up or development stages. It is Advent's policy to review investments in privately held companies on a regular basis to evaluate the carrying amount and economic viability of these companies. This policy includes, but is not limited to, reviewing each of the companies cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes and competition. The evaluation process is based on information that Advent requests from these privately held companies. This information is not subject to the same disclosure regulations as US publicly traded companies, and as such, the basis for these evaluations is subject to timing and the accuracy of the data received from these companies.

        The Company's investments in privately held companies are assessed for impairment when a review of the investee's operations indicate that there exists a decline in value of the investment and the decline is other than temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. Impaired investments in privately held companies are written down to estimated fair value. The Company estimates fair value using a variety of valuation methodologies. Such methodologies include comparing the private company with publicly traded companies in similar lines of business, applying revenue multiples to estimated future operating results for the private company and estimating discounted cash flows for that company.

        Product development:    Product development expenses consist primarily of salary, benefits and stock-based compensation for the Company's development and technical support staff, contractors' fees and other costs associated with the enhancements of existing products and services and development of new products and services. Costs incurred for software development prior to technological feasibility are expensed as product development costs in the period incurred. Once the point of technological feasibility is reached, which is generally the completion of a working prototype that has no critical bugs and is a release candidate, development costs are capitalized until the product is ready for general release and are classified "other intangibles, net" on the consolidated balance sheets. The Company amortizes capitalized software development costs using the greater of the ratio of the products' current gross revenues to the total of current expected gross revenues or on a straight-line basis over the estimated economic life of the related product, which is typically three years.

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

longer in service are eliminated from the accounts and any gains or losses are generally included in operating expenses. Useful lives by principal classifications are as follows:

Computer equipment and software	3 to 5 years
Leasehold improvements	End of lease term
Furniture and fixtures	3 to 5 years
Telephone system	3 to 5 years

        Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of the property and equipment, are expensed as incurred.

        Goodwill:    Advent reviews goodwill for impairment annually during the fourth quarter of the fiscal year (as of November 1) and more frequently if an event or circumstance indicates that an impairment loss has occurred. Advent is required to test goodwill for impairment at the reporting unit level. Advent has determined that its operations were organized into three reporting units as of November 1, 2008. The test for goodwill impairment is a two-step process:

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

        The process for evaluating the potential impairment of goodwill is subjective and requires judgment at many points during the test including future revenue forecasts, discount rates and various reporting unit allocations. During the fourth quarter of 2008, Advent completed the first step of its annual impairment test which did not indicate impairment. Therefore, the second step of the impairment test was not necessary to perform.

        Accounting for long-lived assets:    Advent also reviews its other long-lived assets including property and equipment and other intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

        Recoverability is measured by a comparison of the assets' carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured based on the amount by which the carrying amount of the asset exceeds its fair value.

        Other intangible assets mainly represent completed technology, distributor licenses, customer lists, trademark/tradenames and non-compete agreements acquired in business combinations. Acquired identifiable intangibles are amortized on a straight line basis over their estimated useful lives as follows:

Purchased technology	4 to 5 years
Customer relationships	4 to 8 years
Other intangibles	2 to 7 years

        Revenue recognition:    Advent recognizes revenue from term license, maintenance, other recurring; perpetual license fees; and professional services and other. Advent offers a wide variety of products and

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

services to a large number of financially sophisticated customers. While many of the Company's lower-priced license transactions, maintenance contracts, subscription-based transactions and professional services projects conform to a standard structure, many of Advent's larger transactions are complex and may require significant review and judgment in Advent's application of generally accepted accounting principles.

        Software license fees.    Advent recognizes revenue from the licensing of software when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is probable. Advent generally uses a signed license agreement as evidence of an arrangement. Revenue is recognized once shipment to the distributor's customer has taken place and when all other revenue recognition criteria have been met. Delivery occurs when a product is delivered to a common carrier F.O.B shipping point, or upon confirmation that product delivered F.O.B shipping destination has been received, or upon notification that software is available for electronic download through the Company's fulfillment vendor. Some of Advent's arrangements include acceptance provisions, and if such acceptance provisions are present, delivery is deemed to occur upon acceptance. Advent assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction. The Company assesses whether the collectability of the resulting receivable is probable based on a number of factors, including the credit worthiness of the customer determined through review of credit reports, Advent's transaction history with the customer, other available information and pertinent country risk if the customer is located outside the United States. Advent's standard payment terms are due at 180 days or less but payment terms may vary based on the country in which the agreement is executed. Software licenses are sold with maintenance and, frequently, professional services.

        Advent typically licenses its products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the assets under administration, the number of site installations and the number of authorized users. Advent has continued its transition from selling mostly perpetual licenses to selling a mix of term and perpetual licenses, and the Company expects term license revenue to increase as a proportion of total recurring revenues (which Advent defines as term license, maintenance and other recurring revenues) in the future. Term license revenue comprised approximately 32%, 22%, and 14% of total recurring revenues in 2008, 2007, and 2006, respectively. Revenue recognition for software licensed under term and perpetual license models differs depending on which type of contract a customer signs:

  •
  Term licenses

  Term license contracts include both the software license and maintenance services. Advent offers multi-year term licenses by which a customer makes a binding commitment that typically spans three years. For multi-year term licenses, Advent has not established vendor specific objective evidence, or VSOE, of fair value for the software license and maintenance components and, as a result, in situations where the Company is also performing related professional services, it defers all revenue and directly related expenses under the arrangement until the implementation services are complete and the remaining services are substantially complete. At the point professional services are substantially completed, Advent recognizes a pro-rata amount of the term license revenue, professional services fees earned and related expenses, based on the elapsed time from the start of the term license to the substantial completion of professional services. The Company determines whether services are substantially complete by consulting with the professional services group and applying management judgment. Term license revenue for the remaining contract years and the remaining deferred professional services revenue and related expenses are recognized

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  ratably over the remaining contract length. When multi-year term licenses are sold and do not include related professional services, Advent recognizes the entire term license revenue ratably over the period of the contract term from the effective date of the license agreement assuming all other revenue recognition criteria have been met. Revenues from term licenses are included in "Term license, maintenance and other recurring" revenues on the consolidated statement of operations.

  •
  Perpetual licenses

  Advent allocates revenue to delivered components, normally the license component of the arrangement, using the residual method, based on VSOE of fair value of the undelivered elements (generally the maintenance and professional services components), which is specific to the Company. Advent determines the fair value of the undelivered elements based on the historical evidence of the Company's stand-alone sales of these elements to third parties and/or renewal rates. If VSOE of fair value does not exist for any undelivered elements, then the entire arrangement fee is deferred until delivery of that element has occurred, unless the only undelivered element is maintenance in which case the entire arrangement fee would be recognized ratably over the maintenance period. Revenues from perpetual licenses are included in "Perpetual license fees" revenue on the consolidated statement of operations.

        Certain of Advent's perpetual and term license contracts include asset-based fee structures that provide additional revenues based on the assets that the client manages using the Company's software ("Assets Under Administration" or "AUA"). Contracts containing an AUA fee structure have a defined measurement period which requires the client to self-report actual AUA in arrears of the specified period. AUA fees above the stated minimum fee for the same period are considered incremental fees. Because incremental fees are not determinable until the conclusion of the measurement period, they are both earned and recognized upon completion of the measurement period, on a quarterly or annual basis. Incremental fees from perpetual AUA contracts are included in "Perpetual license fees" on the consolidated statement of operations. Incremental fees from term AUA contracts are included in "Term license, maintenance and other recurring" revenue on the consolidated statement of operations.

        For contracts signed prior to 2006, the Company recognizes both the minimum and incremental value of the AUA fees upon receipt of the customer's AUA report. In 2006, the Company concluded that it gained sufficient experience in working with these types of arrangements to conclude that the minimum fees are fixed and determinable at inception of the contract instead of upon conclusion of the measurement period. Therefore, for contracts signed since 2006, the Company recognizes AUA contract minimum fees over the period of service and continues to recognize incremental fees in arrears once clients contractually report the AUA to the company, because the incremental fees are not determinable until reported.

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        Professional services and other revenues.    Advent offers a variety of professional services that include project management, implementation, data conversion, integration, custom report writing and training. Fair value for professional services is based upon separate sales of these services by the Company to customers. Advent's professional services are generally billed based on hourly rates together with reimbursement for travel and accommodation expenses. Advent generally recognizes revenue as these professional services are performed, except when sold with multi-year term license contracts which are described in the "term licenses" section above. Certain professional services arrangements involve acceptance criteria. In these cases, revenue and related expenses are recognized upon acceptance. Advent's professional services and other revenue also include revenue from the Company's annual user conferences.

        Commission revenues received from "soft dollar" transactions for products and services not related to the Company's products and services are recorded as other revenues on a net basis as Advent is not the primary obligor in these transactions. Revenues from these "soft dollar" transactions are recognized on a trade-date basis as securities transactions occur.

        Directly related expenses.    When Advent defers service revenues, it also defers the direct costs incurred in the delivery of those services to the extent those costs are recoverable through the future revenues on non-cancellable contracts as prepaid contract expense. Advent recognizes those deferred costs as costs of professional services revenues proportionally and over the same period that the deferred revenue is recognized as service revenue. When Advent defers license revenue, the Company defers the direct incremental costs incurred as a result of selling the contract (i.e. sales commissions earned by the sales force as a part of their overall compensation) because those costs would not have been incurred but for the acquisition of that contract. Advent recognizes those costs as sales and marketing expense proportionally and over the same period as the license revenues.

        Allowance for doubtful accounts and sales returns:    Advent analyzes specific accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Advent has recorded a provision for bad debt of $0.6 million, $0.1 million and $1.0 million in fiscal 2008, 2007 and 2006, respectively.

        Advent also analyzes customer demand and acceptance of product and historical returns when evaluating the adequacy of the allowance for sales returns, which are not generally provided to

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        Advent has the ability to estimate returns based on a long history of experience with relatively homogenous transactions and the fact that the return period is short. The Company has recorded sales returns provisions as offsets to revenue in the period the sales return becomes probable, in accordance with FASB Statement No. 48, "Revenue Recognition when Right of Return Exists". The estimates for returns are adjusted periodically based upon historical rates of returns and other related factors. Advent has a methodology for calculating the value of reserves that takes the previous 12 months of experience into account. Advent has recorded a sales returns provision (benefit) to decrease (increase) revenue for these situations based on the Company's historical experience of $0.2 million, $(0.1) million and $(0.8) million in fiscal 2008, 2007 and 2006, respectively.

        Advertising costs:    The Company expenses advertising costs as incurred and classifies these costs under sales and marketing expense. Total advertising expenses were $0.9 million, $0.9 million, and $0.7 million for fiscal 2008, 2007 and 2006, respectively.

        Stock-based compensation:    Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

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

        As the stock-based compensation expense recognized on the consolidated statements of operations for fiscal 2008, 2007 and 2006 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company's historical experience over the last ten years. Previously, under SFAS 123, the Company recorded forfeitures as they occurred.

        Advent makes quarterly assessments of the adequacy of the Company's tax credit pool to determine if there are any deficiencies which require recognition in the Company's consolidated statements of operations.

        Restructuring charges and related accruals:    Advent has developed and implemented formalized plans for restructuring the business to better align its resources to market conditions and recorded significant charges in its Advent Investment Management and MicroEdge operating segments. In connection with these plans, Advent has recorded estimated expenses for severance and benefits, lease

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cancellations, asset write-offs and other restructuring costs. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating real estate market conditions for expected vacancy periods and sub-lease rental income. Advent continually evaluates the adequacy of the remaining liabilities under its restructuring initiatives. Although the Company believes that these estimates accurately reflect the costs of its restructuring plans, actual results may differ, thereby requiring Advent to record additional provisions or reverse a portion of such provisions.

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

        International sales, which are based on the location to which the product is shipped or services are delivered, represented 14%, 12%, and 12% of the Company's net revenues for fiscal 2008, 2007 and

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2006, respectively. No single customer accounted for more than 10% of net revenues for fiscal 2008, 2007 or 2006.

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

        Financial instruments that potentially subject the Company to concentrations of credit risks comprise, principally, cash, cash equivalents, and trade accounts receivable. Advent invests excess cash through banks, mutual funds, and brokerage houses primarily in highly liquid securities and has investment policies and procedures that attempt to minimize credit risk. Advent's marketable securities consist of diversified investment grade securities traded in the United States of America. The Company believes no significant concentration of credit risk exists with respect to these securities.

        With respect to accounts receivable, Advent performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. At December 31, 2008 and 2007, no single customer accounted for more than 10% of accounts receivable.

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

        Reclassifications:    Certain prior year amounts have been reclassified to conform to the current presentation. These reclassifications do not affect total net revenues, net income or stockholders' equity. When Advent adopted FIN 48 on January 1, 2007, the Company presented its reserve for uncertain tax positions balance as a component of "other long-term liabilities" on the consolidated balance sheets. In 2008, the Company reclassified the portion of this balance relating to tax credits that had not been utilized on a tax return as reductions to the associated deferred tax assets. Prior period amounts have been reclassified to conform to the current presentation as follows:

	December 31, 2007
	As Previously Reported	Reclassification Adjustment	As Reclassified
Deferred taxes, long term	$70,981	$(4,654)	$66,327
Total assets	$352,329	$(4,654)	$347,675
Other long term liabilities	$16,352	$(4,654)	$11,698
Total liabilities	$172,483	$(4,654)	$167,829
Total liabilities and stockholders' equity	$352,329	$(4,654)	$347,675

        Recent Accounting Pronouncements:    In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations". SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures, in its financial statements, the identifiable

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Advent is still assessing the impact of SFAS 141R on its future consolidated financial statements. The Company expects SFAS 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.

        In April 2008, the FASB issued FASB Staff Position ("FSP") No. 142-3, "Determination of the Useful Life of Intangible Assets". FSP 142-3 amends the factors an entity should consider in developing renewal or extension of assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets". This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact, if any, that FSP 142-3 will have on its consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect SFAS 162 to have a material impact on its consolidated financial statements.

Note 2—Cash Equivalents and Marketable Securities

        At December 31, 2008, cash and cash equivalents were primarily comprised of US government and treasury obligation money market mutual funds.

        At December 31, 2007, marketable securities, which were all included in cash equivalents, were summarized as follows (in thousands):

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table summarizes gross realized gains and losses related to the Company's investments (in thousands):

	Fiscal Years
	2008	2007	2006
Gross realized gains	$—	$22	$239
Gross realized losses	—	(4)	(458)

Net realized gains (losses)	$—	$18	$(219)

Note 3—Acquisitions

Fiscal 2008 Acquisition

        On October 1, 2008, Advent completed the acquisition of Tamale Software, Inc. ("Tamale"). Tamale provides software solutions designed specifically to help investment professionals manage their investment ideas more effectively and easily access all of the firm's research. The total preliminary purchase price of approximately $68 million includes cash of $28 million and 906,000 shares of common stock valued at approximately $40 million. The value of the equity consideration was calculated using the average closing stock price on the two days before and after, as well as the date of, the announcement date of the acquisition. The per share value was calculated to be $44.06.

Preliminary Purchase Price Allocation

        In accordance with SFAS No. 141, the total purchase price was allocated to net tangible and intangible assets based on their estimated fair values as of October 1, 2008. The excess purchase price over the value of the net tangible and identifiable assets was recorded as goodwill. The allocation of the purchase price is preliminary because Tamale's final tax filings are not yet complete. A final determination of required purchase accounting adjustments will be made during 2009. The allocation of the preliminary purchase price and the estimated useful lives associated with certain assets is as follows:

	Estimated Useful Life (Years)	Purchase Price Allocation (in thousands)
Identifiable intangible assets:
Existing technology	5	$12,100
Core technology	5	2,500
Customer relationships	8	7,100
Trademark/tradenames	5	900
Non-competition agreements	2	300
In-process research and development		400
Goodwill		49,703
Deferred tax asset		4,738
Deferred tax liability		(9,402)
Net tangible assets		85

Total preliminary purchase price		$68,424

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The purchase price of $68 million was paid during the fourth quarter of 2008. Of the issuable shares, 226,098 shares of the Company's common stock were held in escrow and are expected to be released in the fourth quarter of 2009.

Tangible assets and current liabilities

        Tamale's tangible assets and liabilities as of October 1, 2008 were reviewed and adjusted to their fair value as necessary. Current assets include accounts receivable, inventory and other current assets. Non-current assets are primarily comprised of facility deposits and fixed assets. Current liabilities were fair valued and include accrued liabilities, direct costs associated with the acquisition and deferred revenues. In connection with the acquisition of Tamale, Advent assumed Tamale's contractual obligations related to its deferred revenue. Tamale's deferred revenue was derived primarily from subscription services. As a result, Advent recorded an adjustment to reduce the carrying value of deferred revenue to represent the Company's estimate of the fair value of the contractual obligations assumed.

Identifiable intangible assets

        Existing technology relates to Tamale's Research Management Solution (RMS) product modules that have reached technological feasibility. Core technology represents a combination of Tamale's processes, technology and trade secrets that are the building blocks for current and planned new versions of existing products. Advent is amortizing the fair value of these assets to cost of revenues in the consolidated statement of operations on a straight-line basis over their estimated lives of 5 years.

        Customer relationships represent existing contracts and the underlying customer relationships. Advent is amortizing the fair value of these assets to operating expenses in the consolidated statement of operations on a straight-line basis over an estimated life of 8 years.

        Tradename/trademarks related to the Tamale product names and Tamale pepper logo that will continue to be used. Advent is amortizing the fair values of these assets to operating expenses in the consolidated statement of operations on a straight-line basis over an estimated life of 5 years.

        Non-competition agreements represent agreements which allow Advent to operate without competition from specified Tamale employees. Advent is amortizing the fair value of this asset to operating expenses in the consolidated statement of operations on a straight-line basis over an estimated life of 2 years.

Goodwill

        Approximately $49.7 million of the purchase price has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. The goodwill was attributed to the premium paid for the opportunity to better leverage Tamale's technology utilizing Advent's broader market reach in order to achieve greater long-term growth opportunities.

        In accordance with SFAS No. 142, goodwill will not be amortized but instead will be tested for impairment at least annually or more frequently if certain indicators are present as part of the Advent Investment Management segment. In the event that management determines that the fair value of goodwill has become impaired, the Company would incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In-process research and development ("IPR&D")

        During fiscal 2008, Advent wrote-off acquired IPR&D of $400,000 in connection with its acquisition of Tamale. The IPR&D was written off because the acquired technologies had not reached technological feasibility and had no alternative uses. Technological feasibility is defined as being equivalent to completion of a working prototype in which there is no remaining risk relating to the development. At the time of the acquisition, Tamale was developing a new module, Tamale Central, which qualified as IPR&D. At the time of acquisition, it was estimated that these IPR&D efforts would be completed over the following 3 months at an estimated total cost of $109,000.

        The value assigned to IPR&D was determined by estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flow from the projects when completed, and discounting the net cash flows to their present value. The revenue estimates used in the cash flow forecasts were based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by Tamale and its competitors.

        The rate utilized to discount the net cash flows to their present value was based on Tamale's weighted average cost of capital. The weighted average cost of capital was adjusted to reflect the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, the percentage of completion of each project, anticipated market acceptance and penetration, market growth rates, and risks related to the impact of potential changes in future target markets. Based on these factors, a discount rate of 21% was deemed appropriate for valuing the IPR&D.

        The estimates used in valuing IPR&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

Pro forma results

        The following supplemental unaudited pro forma information presents selected financial information as though the purchase of Tamale had been completed at the beginning of each period presented after giving effect to purchase accounting adjustments. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2007 or of results that may occur in the future. The pro forma consolidated net income and net income per share amounts include certain pro forma adjustments, primarily the amortization of identifiable intangible assets and the elimination of interest income on cash used in the acquisition (in thousands, except per share data):

	Fiscal Year 2008	Fiscal Year 2007
Net revenues	$272,542	$222,033
Net income	$15,420	$7,138
Net income per share:
Basic	$0.56	$0.26
Diluted	$0.54	$0.25

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2007 Acquisition

        On November 23, 2007, the Company's MicroEdge subsidiary acquired the entire share capital of United Kingdom-based Vivid Orange Limited ("Vivid Orange"), which provides hosted solutions for the corporate marketplace in the areas of corporate giving and social responsibility.

Purchase price allocation

        In accordance with SFAS No. 141, the total purchase price was allocated to net tangible and intangible assets based on their estimated fair values as of November 23, 2007. The excess purchase price over the value of the net tangible and identifiable assets was recorded as goodwill. The following represents the preliminary allocation of the purchase price to the acquired net assets of Advent and the associated estimated useful lives:

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

        The preliminary purchase price of $7.2 million was paid in November 2007. The original purchase agreement provided that the purchase price may increase if certain sales targets are met. In March 2009, the former owners of Vivid Orange and MicroEdge agreed that no additional consideration would be paid resulting in a final purchase price of $7.2 million.

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In-process research and development ("IPR&D")

        During fiscal 2007, Advent wrote-off acquired IPR&D of $150,000 in connection with its acquisition of Vivid Orange. The IPR&D was written off because the acquired technologies had not reached technological feasibility and had no alternative uses. Technological feasibility is defined as being equivalent to completion of a working prototype in which there is no remaining risk relating to the development. At the time of the acquisition, Vivid Orange was developing a new module, SmartWorld, which qualified as IPR&D. At the time of acquisition, it was estimated that these IPR&D efforts would be completed over the following 6 months at an estimated total cost of $64,000.

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma results

        The following supplemental unaudited pro forma information presents selected financial information as though the purchase of Vivid Orange had been completed at the beginning of each period presented after giving effect to purchase accounting adjustments. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2006 or of results that may occur in the future. The pro forma consolidated net income and net income per share amounts include certain pro forma adjustments, primarily the amortization of identifiable intangible assets and the elimination of interest income on cash used in the acquisition (in thousands, except per share data):

	Fiscal Year 2007	Fiscal Year 2006
Net revenues	$216,114	$184,804
Net income	$11,679	$81,653
Net income per share:
Basic	$0.44	$2.82
Diluted	$0.42	$2.67

Note 4—Balance Sheet Detail

Prepaid expenses and other

        The following is a summary of prepaid expenses and other assets (in thousands):

	December 31
	2008	2007
Prepaid commission	$6,019	$5,364
Prepaid royalty	1,744	2,624
Prepaid contract expense	7,473	5,353
Other	4,917	6,236

Total prepaid expenses and other	$20,153	$19,577

Property and equipment, net

        The following is a summary of property and equipment (in thousands):

	December 31
	2008	2007
Computer equipment and software	$38,062	$35,948
Leasehold improvements	29,310	20,374
Furniture and fixtures	6,653	4,921
Telephone system	906	778
Construction in process	6,856	1,310

Property and equipment, gross	$81,787	$63,331
Accumulated depreciation	(40,547)	(35,552)

Property and equipment, net	$41,240	$27,779

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Depreciation expense was $9.4 million, $7.7 million and $7.7 million for fiscal 2008, 2007 and 2006, respectively. Costs of $4.7 million, $2.2 million and $2.8 million related to the development of internal use software were capitalized in 2008, 2007 and 2006, respectively, and are included in "property and equipment, net" on the consolidated balance sheets.

Goodwill

        The changes in the carrying value of goodwill by segment for fiscal 2008 and 2007 were as follows (in thousands):

	Advent Investment Management	MicroEdge	Total
Balance at December 31, 2006	$95,246	$3,136	$98,382
Additions	22	4,891	4,913
Translation adjustments	3,412	(187)	3,225

Balance at December 31, 2007	$98,680	$7,840	$106,520
Additions	49,703	—	49,703
Translation adjustments	(5,340)	(1,274)	(6,614)

Balance at December 31, 2008	$143,043	$6,566	$149,609

        Additions to goodwill by the Advent Investment Management segment of $49.7 million in 2008 related to the acquisition of Tamale in October 2008. Foreign currency translation adjustments totaling $6.6 million reflect the general strengthening of the US dollar versus European currencies during fiscal 2008.

        Additions to goodwill by the MicroEdge segment of $4.9 million in 2007 related to the acquisition of Vivid Orange in November 2007. Additions to goodwill by the Advent Investment Management segment of $22,000 in 2007 reflected an additional payment related to the acquisition of East Circle. Foreign currency translation adjustments totaling $3.2 million in 2007 reflect the general weakening of the US dollar versus European currencies during fiscal 2007.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other intangibles, net

        The following is a summary of intangible assets (in thousands, except weighted average amortization period):

	Weighted Average Amortization Period (Years)	Other Intangibles, Gross	Accumulated Amortization	Other Intangibles, Net
Purchased technologies	4.9	$30,337	$(14,361)	$15,976
Product development costs	3.0	8,823	(4,272)	4,551

Developed technology sub-total		39,160	(18,633)	20,527
Customer relationships	6.1	30,023	(22,618)	7,405
Other intangibles	4.0	1,578	(400)	1,178

Other intangibles sub-total		31,601	(23,018)	8,583

Balance at December 31, 2008		$70,761	$(41,651)	$29,110

	Weighted Average Amortization Period (Years)	Other Intangibles, Gross	Accumulated Amortization	Other Intangibles, Net
Purchased technologies	4.9	$16,529	$(13,001)	$3,528
Product development costs	3.0	6,290	(2,081)	4,209

Developed technology sub-total		22,819	(15,082)	7,737
Customer relationships	5.5	22,673	(21,130)	1,543
Other intangibles	3.6	404	(308)	96

Other intangibles sub-total		23,077	(21,438)	1,639

Balance at December 31, 2007		$45,896	$(36,520)	$9,376

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The changes in the carrying value of intangible assets for fiscal 2008 and 2007 were as follows (in thousands):

	Gross	Accumulated Amortization	Net
Balance at December 31, 2006	$39,039	$(32,745)	$6,294
Additions	6,323	—	6,323
Stock-based compensation additions	256	(64)	192
Amortization	—	(3,382)	(3,382)
Translation adjustments	278	(329)	(51)

Balance at December 31, 2007	$45,896	$(36,520)	$9,376
Additions	25,269	—	25,269
Stock-based compensation additions	163	(148)	15
Amortization	—	(4,849)	(4,849)
Translation adjustments	(567)	(134)	(701)

Balance at December 31, 2008	$70,761	$(41,651)	$29,110

        Additions to intangible assets of $25.3 million in 2008 include capitalized product development costs of approximately $2.4 million and intangible asset additions of $22.9 million from the acquisition of Tamale.

        Additions to intangible assets of $6.3 million in 2007 include capitalized product development costs of approximately $3.0 million and intangible asset additions of $3.3 million from the acquisition of Vivid Orange. Net stock-based compensation additions of $0.2 million in 2007 reflected capitalized costs related to software development, partially offset by amortization.

        Net translation adjustments of $0.7 million and $0.1 million in fiscal 2008 and 2007, respectively, represent translation adjustments as the US dollar strengthened relative to certain European currencies during 2008 and 2007, respectively.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following is a summary of amortization and impairment of the Company's developed technology and other intangible assets for the periods presented (in thousands):

	Fiscal Years
	2008	2007	2006
Developed technology:
Amortization—purchased technologies	$1,490	$334	$497
Amortization—product development costs	2,192	1,233	703

Amortization of developed technology	3,682	1,567	1,200
Other intangibles:
Amortization—customer relationships	1,219	1,852	3,789
Amortization—other intangibles	96	27	77

Amortization other intangibles	1,315	1,879	3,866

Total amortization	4,997	3,446	5,066
Impairment of technology	815	—	—

Total amortization and impairment	$5,812	$3,446	$5,066

        Based on the carrying amount of intangible assets as of December 31, 2008, the estimated future amortization is as follows (in thousands):

	Fiscal Years
Estimated future amortization of:	2009	2010	2011	2012	2013	Thereafter	Total
Developed technology	$5,743	$5,210	$4,000	$3,375	$2,199	$—	$20,527
Other intangibles	1,688	1,210	1,090	1,090	1,045	2,460	8,583

Total	$7,431	$6,420	$5,090	$4,465	$3,244	$2,460	$29,110

Other assets

        The following is a summary of other assets (in thousands):

	December 31
	2008	2007
Long-term investments	$500	$500
Long-term prepaid commissions	4,915	5,368
Deposits	3,255	2,628
Prepaid contract expense, long-term	2,859	1,838
Other	25	311

Total other assets	$11,554	$10,645

        Long-term investments include equity investments in several privately held companies. On April 30, 2007, the Company, together with other LatentZero Limited ("LatentZero") shareholders, sold their ownership in LatentZero to royalblue group plc. The maximum possible consideration due to the Company from the sale of its ownership interest in LatentZero is approximately $17 million, which is comprised of initial consideration of $10 million, paid at completion of the sale transaction and up to an aggregate $7 million of deferred contingent consideration for fiscal years 2007 and 2008.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consideration is denominated in Pounds Sterling (GBP) and the actual amounts of consideration in US dollars to be received by the Company may differ depending on foreign exchange rates at the time of payment. During the second quarter of 2008, the Company received the first deferred contingent payment of $3.4 million for fiscal 2007 and recorded it within "gain on sale of equity investments, net" for 2008 on the consolidated statement of operations.

        On June 30, 2008, the Company, together with other LatentZero shareholders, executed a Deed of Amendment to fix the deferred contingent consideration for fiscal 2008 at approximately $2 million payable in March 2009. The Company will record this contingent gain when realized.

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

Accrued liabilities

        The following is a summary of accrued liabilities (in thousands):

	December 31
	2008	2007
Salaries and benefits payable	$18,492	$18,696
Accrued restructuring, current portion	823	2,531
Other	8,609	8,101

Total accrued liabilities	$27,924	$29,328

Other long-term liabilities

        The following is a summary of other long-term liabilities (in thousands):

	December 31
	2008	2007
Deferred rent	$8,444	$8,902
Accrued restructuring, long-term portion	1,195	1,734
Other	1,156	1,062

Total other long-term liabilities	$10,795	$11,698

Note 5—Accumulated Other Comprehensive Income

        As of December 31, 2008 and 2007, accumulated other comprehensive income is comprised entirely of accumulated foreign currency translation adjustments of $6.7 million and $14.3 million, respectively.

Note 6—Restructuring Charges

        During 2008, Advent recorded aggregate restructuring charges of $0.4 million primarily in the Company's MicroEdge segment. In the fourth quarter of 2008, the Company initiated a restructuring

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

program in order to reduce its operating costs and focus resources on key strategic priorities impacting a total of 13 full time positions mainly in the United States. In connection with this restructuring plan, Advent recorded restructuring charges totaling $0.4 million related to termination benefits for the elimination of these 13 positions. As of December 31, 2008, $0.1 million was paid. The remaining accrual associated with these termination benefits is expected to be paid during the first quarter of 2009. The Company also recorded additional restructuring charges which related to a partial lease surrender fee of $0.2 million to exit the data center portion of our facility space located at 303 2nd Street in San Francisco, California. These restructuring charges were partially offset by adjustments to other facility exit assumptions.

        During 2007, Advent recorded aggregate restructuring charges of $1.0 million which primarily related to the modification of certain sub-lease assumptions for its prior San Francisco headquarters facility located at 301 Brannan Street, which the Company exited in October 2006.

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

        The following table sets forth an analysis of the components of the restructuring charges and the payments and non-cash charges made against the accrual during fiscal 2006, 2007 and 2008 (in thousands):

	Facility Exit Costs	Severance and Benefits	Total
Balance of restructuring accrual at December 31, 2005	$4,553	$7	$4,560
Restructuring charges	3,549	—	3,549
Reversal of deferred rent related to facilities exited	666	—	666
Cash payments	(2,370)	—	(2,370)
Adjustment of prior restructuring costs	189	(3)	186

Balance of restructuring accrual at December 31, 2006	$6,587	$4	$6,591
Restructuring charges	687	—	687
Cash payments	(3,287)	(4)	(3,291)
Adjustment of prior restructuring costs	278	—	278

Balance of restructuring accrual at December 31, 2007	$4,265	$—	$4,265
Restructuring charges	(183)	403	220
Reversal of deferred rent related to facilities exited	111	—	111
Cash payments	(2,598)	(120)	(2,718)
Adjustment of prior restructuring costs	140	—	140

Balance of restructuring accrual at December 31, 2008	$1,735	$283	$2,018

        Of the remaining restructuring accrual of $2.0 million at December 31, 2008, $0.8 million and $1.2 million are included in accrued liabilities and other long-term liabilities, respectively, on the accompanying consolidated balance sheet. The accrued excess facility costs of $1.7 million are stated at estimated fair value, net of estimated sub-lease income of $3.8 million. Advent expects to pay the

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

remaining obligations in connection with vacated facilities over the remaining lease terms, which will expire on various dates through 2012.

Note 7—Debt

        On February 14, 2007, Advent and certain of its subsidiaries entered into a senior secured credit facility agreement (the "Credit Facility") with Wells Fargo Foothill, Inc. (the "Lender") for a term of three years. Under the Credit Facility, the Lender will provide the Company with a revolving line of credit up to an aggregate amount of $75.0 million to fund the repurchase of outstanding common stock, capital expenditures and general corporate requirements. The Company has the option of selecting an interest rate for any drawdown under the Credit Facility equal to either: (a) the Base Rate (Wells Fargo prime rate); or (b) the then applicable LIBOR Rate plus 1.50% per annum. The loan is secured by the Company's property and assets and is subject to a financial covenant. The financial covenant in the Credit Facility is limited to a maximum ratio of senior debt to earnings before interest, taxes, depreciation, and amortization (EBITDA), adjusted for cost capitalizations, extraordinary gains (losses) and non-cash stock-based employee compensation. Covenant testing will commence upon either the occurrence of an event of default or when excess availability, defined as the Credit Facility line of $75.0 million less amounts drawn, plus qualified cash and cash equivalents is less than $50.0 million.

        In June 2007, the Company drew down $25.0 million against this Facility which bore interest at an aggregate rate of 6.86%, consisting of a three month LIBOR contract rate of 5.36% and an applicable margin of 1.5%. In September 2007, the LIBOR contract expired and the Company paid down the credit facility by $5.0 million. Advent re-entered into another LIBOR rate contract on the remaining $20.0 million which bore a three-month LIBOR contract rate of 5.58% and an applicable margin of 1.5% for an aggregate rate of 7.08%. In December 2007, the LIBOR contract expired and the Company paid down the Credit Facility by $20.0 million resulting in a zero balance as of December 31, 2007. As of December 31, 2007, Advent was in compliance with all associated covenants.

        In November 2008, the Company drew down another $25.0 million against its Credit Facility which bore interest at the Wells Fargo prime rate of 4.0%. As of December 31, 2008, the outstanding debt balance was $25.0 million and Advent was in compliance with all associated covenants.

Note 8—Income Taxes

        The components of income (loss) before income taxes were as follows (in thousands):

	Fiscal Years
	2008	2007	2006
U.S.	$24,921	$16,887	$5,906
Foreign	(1,072)	(93)	(2,335)

Total	$23,849	$16,794	$3,571

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The components of the provision for (benefit from) income taxes included (in thousands):

	Fiscal Years
	2008	2007	2006
Current:
Federal	$805	$845	$2,314
State	1,080	731	1,569
Foreign	563	556	380
Deferred:
Federal	5,382	2,624	(68,187)
State	(2,346)	(266)	(14,296)
Foreign	(530)	(327)	(811)

Total	$4,954	$4,163	$(79,031)

        The effective income tax rate on earnings differed from the United States statutory tax rate as follows:

	Fiscal Years
	2008	2007	2006
Statutory federal rate	35.0%	35.0%	35.0%
State taxes	5.8	8.5	4.6
Stock compensation relating to incentive stock options and employee stock purchase plans	4.9	4.4	75.1
Research and other state tax credits	(20.3)	(17.7)	(61.4)
Change in valuation allowance	(5.8)	(8.9)	(2,248.1)
California audit adjustment	—	—	(14.6)
Reserve adjustment due to statute closing	(0.8)	—	(17.8)
Foreign taxes	1.7	1.5	10.8
Other, net	0.3	2.0	3.3

Total	20.8%	24.8%	(2,213.1)%

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

        As of December 31, 2008, Advent made no provision for a cumulative total of $5.4 million of undistributed earnings for certain non-US subsidiaries, which are deemed to be permanently reinvested.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	December 31
	2008	2007
Current deferred tax assets:
Deferred revenue	$2,663	$2,034
Other accrued liabilities and reserves	3,751	4,374
Stock compensation	6,383	3,656
Other	1,492	224
Valuation allowance	(1,168)	—

Total current	13,121	10,288

Non-current deferred tax assets (liabilities):
Depreciation and amortization	(1,059)	13,699
Net operating losses, capital losses and credit carryforwards	57,812	54,243
Other	3,726	4,422
Valuation allowance	(5,693)	(6,037)

Total non-current	54,786	66,327

Deferred tax assets	67,907	76,615
Deferred tax liabilities	(286)	(998)

Net deferred tax assets	$67,621	$75,617

        The Company maintains a valuation allowance against its deferred tax assets relating to capital losses and investment reserves of $6.2 million and certain state net operating losses of $687,000 as it believes that based upon the available evidence, it is more likely than not that these assets will not be realized. The capital loss carryforwards expire between 2009 and 2011. If it is determined in the future that it is more likely than not that these deferred tax assets will be realized, the valuation allowance will be further reduced.

        At December 31, 2008, Advent had federal net operating loss carryforwards of approximately $117 million, which includes stock-based compensation deductions of $62 million. Utilization of these loss carryforwards, including losses obtained from acquisitions, is subject to certain limitations under the federal income tax laws. These net operating loss carryforwards expire between 2021 and 2027. Also at December 31, 2008, Advent had state net operating loss carryforwards in various states in which it files tax returns.

        Advent had federal research credits of $17.3 million which expire between 2012 and 2028. Advent also had California research credits of $13.7 million and California enterprise zone credits of $5.1 million which do not expire.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table summarizes the activity relating to the Company's unrecognized tax benefits during 2008 and 2007 (in thousands):

Total
Balance at January 1, 2007	$4,930
Gross increases related to tax positions in prior period	66
Gross increases related to current period tax positions	926
Settlements with taxing authorities	(23)

Balance at December 31, 2007	$5,899
Gross increases related to tax positions in prior period	370
Gross increases related to current period tax positions	832
Statute expirations	(197)

Balance at December 31, 2008	$6,904

        If recognized, the portion of unrecognized tax benefits at December 31, 2008 that would decrease Advent's tax provision and increase net income is $5.8 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of the federal tax benefit of state income tax items. Advent recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within "Provision for (benefit from) income taxes" on the consolidated statement of operations. As of December 31, 2008, Advent has not accrued any interest or penalties as part of its FIN 48 reserve as any reversal of uncertain tax positions would not result in the assessment of penalties or interest due to the Company's surplus of deferred tax assets that would offset any additional tax.

        Advent is subject to taxation in the US and various states and foreign jurisdictions. Advent is not under examination in any income tax jurisdiction at the present time and does not anticipate the total amount of its unrecognized tax benefits to significantly change over the next 12 months. The material jurisdictions that are subject to examination by tax authorities include California for tax years after 2003 and the US and New York for tax years after 2004.

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Future minimum payments and receipts under the non-cancelable operating leases consisted of the following at December 31, 2008 (in thousands):

	Future
	Lease Payments	Sub-lease Income	Net Lease Payments
2009	$9,081	$1,947	$7,134
2010	7,835	1,354	6,481
2011	6,819	801	6,018
2012	5,694	310	5,384
2013	4,783	—	4,783
Thereafter	17,818	—	17,818

Total	$52,030	$4,412	$47,618

        Rent expense for fiscal 2008, 2007 and 2006 was $6.1 million, $5.6 million, and $7.4 million, respectively, net of sub-lease income from non-restructured facilities of $128,000, $123,000, and $108,000 in fiscal 2008, 2007 and 2006, respectively.

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 10—Stock-Based Compensation

Stock-Based Compensation Expense

        Stock-based compensation expense related to stock options, SARs, ESPP and RSUs was recognized on Advent's consolidated statement of operations for fiscal 2008, 2007 and 2006 as follows (in thousands):

	Fiscal Years
	2008			2007			2006
	Options, SARs ESPP(1)	RSUs	Total	Options, SARs ESPP(1)	RSUs	Total	Options, SARs ESPP(1)	RSUs	Total
Statement of operations classification
Cost of term license, maintenance and other recurring revenues	$693	$594	$1,287	$810	$346	$1,156	$919	$63	$982
Cost of professional services and other revenues	712	386	1,098	499	270	769	746	42	788

Total cost of revenues	1,405	980	2,385	1,309	616	1,925	1,665	105	1,770
Sales and marketing	3,509	1,260	4,769	3,250	905	4,155	4,605	187	4,792
Product development	2,237	1,793	4,030	2,122	1,074	3,196	2,906	152	3,058
General and administrative	4,570	1,074	5,644	3,411	709	4,120	3,824	152	3,976

Total operating expenses	10,316	4,127	14,443	8,783	2,688	11,471	11,335	491	11,826

Total stock-based employee compensation expense	$11,721	$5,107	$16,828	$10,092	$3,304	$13,396	$13,000	$596	$13,596

Tax effect on stock-based employee compensation	(3,890)	(2,084)	(5,974)	(3,650)	(1,437)	(5,087)	(2,298)	(236)	(2,534)

Net effect on net income	$7,831	$3,023	$10,854	$6,442	$1,867	$8,309	$10,702	$360	$11,062

(1)
Represents the stock-based compensation expense impact of adopting SFAS 123R on January 1, 2006.

        Advent capitalized stock-based compensation expense of $313,000, $369,000 and $172,000 during fiscal 2008, 2007 and 2006, respectively, associated with the Company's software development, internal-use software and professional services implementation projects.

        As of December 31, 2008, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimated forfeitures, was $29.5 million and is expected to be recognized through the remaining vesting period of each grant. As of December 31, 2008, the weighted average remaining period was 3.0 years.

Valuation Assumptions

        Advent uses the Black-Scholes option pricing model to determine the fair value of equity compensation awards (stock options, restricted stock units ("RSUs") and stock appreciation rights

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

("SARs") and employee stock purchase plan shares, consistent with the provisions of SFAS 123R and SEC Staff Accounting Bulletin No. 107 ("SAB 107"), as extended by SEC Staff Accounting Bulletin No. 110 ("SAB 110").

        The fair value of each equity award grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions:

Fiscal Years
	2008	2007	2006
Stock Options / Stock Appreciation Rights
Risk-free interest rate	2.0% – 3.9%	3.7% – 5.2%	4.3% – 5.1%
Volatility	41.8% – 56.4%	32.9% – 39.7%	42.7% – 48.5%
Expected life	4 – 6 years	4 – 5 years	5 years
Expected dividends	None	None	None
Employee Stock Purchase Plan*
Risk-free interest rate	0.4% – 3.4%	3.4% – 5.0%	3.7% – 4.2%
Volatility	43.8% – 72.8%	35.5% – 43.8%	34.4% – 36.5%
Expected life	6 months	6 months	6 months
Expected dividends	None	None	None

*
The ESPP periods begin every six months in the second and fourth quarter of each year.

        Prior to the adoption of SFAS 123R, the Company used historical volatility in deriving its expected volatility assumption. The expected stock price volatility for fiscal 2008, 2007 and 2006 was determined based on an equally weighted average of historical and implied volatility of the Company's common stock. Advent determined that a blend of implied volatility and historical volatility is more reflective of the market conditions and a better indicator of expected volatility than using purely historical volatility. The expected life for fiscal 2008, 2007 and 2006 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the US Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or SAR. The dividend yield assumption is based on the Company's history of not paying dividends and the resultant future expectation of zero dividend payouts.

        The fair value of RSUs on the date of grant is the Advent closing share price.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity Award Activity

        A summary of the status of the Company's stock option, SAR and warrant activity for the period presented is as follows (in thousands except weighted average exercise price):

	2008		2007		2006
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,818	$24.61	5,292	$20.08	5,489	$19.26
Options and SARs granted	926	$41.68	731	$37.79	877	$29.00
Options and SARs exercised	(420)	$18.15	(1,735)	$16.19	(665)	$17.31
Options, SARs and warrants canceled	(231)	$40.09	(470)	$25.16	(409)	$32.67

Outstanding at end of year	4,093	$28.26	3,818	$24.61	5,292	$20.08

Exercisable at end of year	2,416	$23.92	2,044	$21.19	2,990	$18.22

        The aggregate intrinsic value of options and SARs outstanding and exercisable as of December 31, 2008 was $2.8 million and $2.3 million, respectively. The intrinsic value is calculated as the difference between the Company's closing stock price of $19.97 as of December 31, 2008 and the exercise price of the underlying awards for options or SARs that were in-the-money as of that date.

        The weighted average grant date fair value of options and SARs granted (as determined under SFAS 123R), total intrinsic value of options and SARS exercised and cash received from option exercises during fiscal 2008, 2007 and 2006 were as follows (in thousands, except weighted average grant date fair value):

	2008	2007	2006
Options and SARs
Weighted average grant date fair value	$18.04	$13.49	$13.96
Total intrinsic value of awards exercised	$9,341	$43,825	$10,183
Options
Cash received from exercises	$6,095	$27,475	$11,512

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The options and SARs outstanding and currently exercisable by exercise price at December 31, 2008 were as follows:

	Options and SARs Outstanding			Options and SARs Exercisable
Exercise Price	Number of Shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$13.92 – $17.95	614	5.56	$17.48	450	$17.39
$18.06 – $18.25	463	5.56	$18.18	397	$18.18
$18.70 – $18.96	430	3.33	$18.88	422	$18.88
$19.76 – $25.56	452	4.15	$21.58	385	$21.52
$27.46 – $28.18	473	6.95	$27.82	244	$27.85
$28.31 – $35.00	459	8.11	$32.91	202	$31.99
$36.65 – $39.13	414	6.99	$37.50	191	$37.92
$39.45 – $41.76	467	8.95	$41.54	3	$39.45
$43.79 – $56.88	320	6.77	$48.11	121	$48.17
$60.375 – $60.38	1	1.87	$60.38	1	$60.38

As of December 31, 2008	4,093	6.24	$28.26	2,416	$23.92

Expected to vest at December 31, 2008	3,768	6.05	$27.52

        The aggregate intrinsic value of options and SARs expected to vest at December 31, 2008 was $2.8 million.

        The equity awards available for grant for the periods presented were as follows (in thousands):

	Fiscal Years
	2008	2007	2006
Beginning balance	1,507	2,138	3,068
Awards authorized	944	—	—
Options and SARs granted	(926)	(730)	(877)
Options and SARs canceled	231	467	409
Options expired	—	(80)	(4)
SARs exercised, settled for taxes or proceeds, and returned to plan	24	17	—
RSUs granted	(280)	(356)	(279)
RSUs vested, settled for taxes and returned to plan	—	1	—
RSUs canceled	33	50	13
RSU adjustment(1)	(172)	—	—
Warrants expired	—	—	(192)

Ending balance	1,361	1,507	2,138

    (1)
    Effective with our 2002 Stock Plan amended on April 1, 2008, awards of restricted stock, restricted stock units, performance shares or performance units reduce the number of shares available under the Plan by 1.75 shares for each share covered by such awards.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        During fiscal 2008, 2007 and 2006, the Company granted RSUs under its 2002 Stock Plan. A summary of RSU activity during 2008, 2007 and 2006 is as follows:

	2008		2007		2006
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding and unvested at beginning of period	571	$34.62	266	$29.81	—	$—
RSUs granted	280	$41.17	356	$37.92	279	$29.81
RSUs vested	(118)	$29.83	(1)	$28.18	—	$—
RSUs canceled	(33)	$37.92	(50)	$32.78	(13)	$29.75

Outstanding and unvested at end of period	700	$37.89	571	$34.62	266	$29.81

        The weighted average grant date fair value was determined based on the closing market price of the Company's common stock on the date of the award. Aggregate intrinsic value of RSUs outstanding at December 31, 2008 was $14.0 million, based on the closing price of $19.97 per share as of December 31, 2008.

Description of Plans

  Stock Option Plans

        Advent has equity awards outstanding under three stock option plans, the 2002 Stock Plan (the "Plan"), the 1998 Non-statutory Stock Option Plan (the "Non-statutory Plan") and the 1995 Director Option Plan (the "Director Plan").

        The Plan.    On May 7, 2008 the Company's stockholders approved the amendment and restatement of Advent's 2002 Stock Plan, originally approved by the Board of Directors (the "Board") and stockholders in February and May, respectively, of 2002. Under the Plan, the Company may grant options to purchase common stock to employees, consultants and directors. Options granted may be incentive stock options or non-statutory stock options and shall be granted at a price not less than fair market value on the date of grant. Fair market value (as defined in the Plan) and the vesting of these options shall be determined by the Board. The options generally vest over 5 years and expire no later than 10 years from the date of grant. The Company settles employee stock option exercises with newly issued common shares. The Plan permits the award of restricted stock, RSUs, SARs, performance shares, and performance units under the Plan.

        During 2008, 2007 and 2006, Advent granted RSUs and stock-settled SARs. The RSUs are awards of restricted stock units that generally vest over four years in two equal installments on the second and fourth anniversaries of the date of grant. Upon vesting, the RSUs will convert into an equivalent number of shares of common stock. The value of the RSUs is based on the closing market price of the Company's common stock on the date of grant and is amortized on a straight-line basis over the four-year requisite service period. A SAR is the right to receive the appreciation in fair market value of common stock between the exercise date and the date of grant and generally vests over 5 years. Upon exercise, SARs will be settled in shares of Advent common stock. Unvested RSUs and SARs are canceled on termination of employment and returned to the Plan.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Non-employee directors were eligible to receive option grants under the Director Plan, which terminated in November 2005. Effective April 1, 2005, each non-employee director became eligible to receive the following awards under the 2002 Plan:

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

  2005 ESPP

        On May 18, 2005, Advent's shareholders approved the 2005 ESPP with 2,000,000 shares of common stock reserved for issuance. The following table summarizes the Company's issuance of common stock under the 2005 ESPP:

	Fiscal Years
	2008	2007	2006
Common shares issued	199,381	126,978	110,932
Average price	$25.17	$30.81	$27.18

        As of December 31, 2008, common shares of 1,490,692 were reserved for future issuance under the 2005 ESPP.

  401(k) Plan

        Advent sponsors a 401(k) Plan to provide retirement benefits for its US employees. This Plan provides for tax-deferred salary deductions for eligible employees. Employees may contribute between 1% and 70% of their compensation to this Plan, limited by an annual maximum amount as determined by the Internal Revenue Service. The Company also makes a 50% matching contribution of up to 6% of employee compensation. The Company's matching contributions to this plan totaled $3.1 million, $2.6 million, and $1.8 million for fiscal 2008, 2007 and 2006, respectively. In addition to the employer matching contribution, Advent may make profit sharing contributions at the discretion of the Board of Directors. Advent did not make any profit sharing contributions in fiscal 2008, 2007 or 2006.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Net Income per Share

        The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Fiscal Years
	2008	2007	2006
Numerator:
Net income	$18,895	$12,631	$82,602

Denominator:
Denominator for basic net income per share—weighted average shares outstanding	26,640	26,495	29,003
Dilutive common equivalent shares:
Employee stock options and other	1,253	1,572	1,534

Denominator for diluted net income per share—weighted average shares outstanding, assuming exercise of potential dilutive common shares	27,893	28,067	30,537

Basic net income per share	$0.71	$0.48	$2.85
Diluted net income per share	$0.68	$0.45	$2.70

        Weighted average stock options, SARs and RSUs of approximately 1.6 million, 0.7 million and 1.0 million were excluded from the computation of diluted net income per share for fiscal 2008, 2007 and 2006, respectively, because their inclusion would have been anti-dilutive.

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

        The following is a summary of the repurchase programs authorized by Advent's Board since fiscal 2006 (in thousands):

Date of Authorization	Number of Shares Authorized
April 2006	2,300
July 2006	1,500
February 2007	2,250
May 2008	1,000
October 2008	3,000

Total	10,050

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following is a summary of the Company's repurchase activity by year since fiscal 2006 (in thousands, except per share data):

Fiscal Year	Total Number of Shares Repurchased	Cost	Average Price Paid Per Share
2006	4,692	$148,602	$31.68
2007	2,580	$91,157	$35.33
2008	2,331	$61,572	$26.42

Total	9,603	$301,331	$31.38

        At December 31, 2008, there remained 1,669,100 shares authorized by the Board for repurchase.

        In addition to the above, Advent has withheld shares through net share settlements upon the vesting of restricted stock units and the exercise of stock-settled stock appreciation rights under its equity compensation plan to satisfy tax withholding obligations.

Note 13—Segment, Significant Customer and Geographical Information

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

corporate level, are not allocated to the operating segments. Advent does not separately accumulate and review asset information by segment.

        Segment information for the periods presented is as follows (in thousands):

	Fiscal Years
	2008	2007	2006
Net revenues:
Advent Investment Management	$237,884	$191,490	$162,609
MicroEdge	26,948	23,733	21,182
Other	—	80	302

Total net revenues	$264,832	$215,303	$184,093

Income (loss) from operations:
Advent Investment Management	$38,790	$23,610	$14,921
MicroEdge	4,976	5,631	5,361
Other	—	80	(1,902)
Unallocated corporate operating costs and expenses:
Stock-based compensation	(16,828)	(13,396)	(13,596)
Amortization and impairment of developed technology	(4,497)	(1,567)	(1,200)
Amortization of other intangibles	(1,315)	(1,879)	(3,866)
Acquired in-process research and development	(400)	(150)	—

Total income (loss) from operations	$20,726	$12,329	$(282)

Depreciation expense:
Advent Investment Management	$8,435	$7,171	$7,026
MicroEdge	999	568	637
Other	—	—	35

Total depreciation expense	$9,434	$7,739	$7,698

  Significant Customers

        No single customer represented 10% or more of Advent's total net revenues in any fiscal year presented.

  Geographic Information

        Geographical information as of and for the periods presented is as follows (in thousands):

	December 31
	2008	2007
Long-lived assets(1):
United States	$51,053	$36,428
International	1,242	1,496

Total long-lived assets	$52,295	$37,924

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Years
	2008	2007	2006
Geographic net sales(2):
United States	$228,540	$188,680	$161,861
International	36,292	26,623	22,232

Total net sales	$264,832	$215,303	$184,093

    (1)
    Long-lived assets exclude goodwill, intangible assets, private equity investments and deferred tax assets.

    (2)
    Geographic net sales are based on the location to which the product is shipped.

Note 14—Fair Value Measurements

        Effective January 1, 2008, Advent implemented SFAS No. 157, "Fair Value Measurement", for the Company's financial assets and liabilities that are measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, "Effective Date of FASB Statement No. 157", the Company has elected to defer implementation of FAS 157 as it relates to non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. Advent is evaluating the impact, if any; this will have on the Company's non-financial assets and liabilities.

        The adoption of SFAS 157 to Advent's financial assets and liabilities and non-financial assets and liabilities that are measured and reported at fair value at least annually did not have an impact on the Company's financial results.

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

Level Input	Input Definition
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level II	Inputs other than quoted prices included in Level I that are observable for the asset or liability through corroboration with market data at the measurement date.
Level III	Unobservable inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date.

        This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining inputs and determining fair value. The Company measures certain financial assets and liabilities at fair value on a recurring basis and the fair

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value of these certain financial assets was determined using the following inputs as of December 31, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money Market Funds(1)	$2,801	$2,801	$—	$—

(1)
Included in cash and cash equivalents on our consoldiated balance sheets

        Money market funds consist of cash equivalents with remaining maturities of three months or less at the date of purchase and are composed primarily of US government and treasury obligation money market mutual funds. The fair value of these securities is determined through market, observable and corroborated sources.

        SFAS No. 159, "The Fair Value of Option for Financial Assets and Financial Liabilities" ("SFAS 159") became effective on January 1, 2008. SFAS 159 provides companies with an option to irrevocably elect to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis with the resulting changes in fair value recorded in earnings. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by using different measurement attributes for financial assets or financial liabilities. As of January 1, 2008 and for the year ended December 31, 2008, the Company has elected not to apply the fair value option to any of its financial assets or liabilities on-hand, which were not already measured at fair value, because the Company does not believe the application of SFAS 159's fair value option is appropriate, given the nature of its business operations.

        The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value based on the short-term maturities of these instruments. In accordance with SFAS No. 107, "Disclosures About Fair Value Instruments" at December 31, 2008, the fair value of the Company's debt was estimated at $24 million, using quoted market prices and yields for the same or similar type of borrowings, taking into account the underlying terms of the debt instruments. At December 31, 2008, the carrying value exceeded the estimated fair value of the debt by $1 million.

        Non-marketable investments, which totaled $0.5 million at December 31, 2008, represent the Company's investments in a privately held company. Non-marketable investments are priced at the lower of cost and reviewed for impairment due to an absence of market activity and market data, and are not reported in the above table of assets measured at fair value as of December 31, 2008.

Note 15—Subsequent Events

        From January 1, 2009 through February 28, 2009, the Company repurchased 0.7 million shares of common stock, under the repurchase program that was approved by the Board of Directors on October 30, 2008, at an average price of $21.51.

        In January 2009, the Company repaid $10.0 million of the debt under its Credit Facility resulting in a $15.0 million balance as of January 31, 2009. During February 2009, Advent elected to move from the

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Wells Fargo prime rate into a monthly LIBOR rate contract on the remaining $15.0 million which bears a rate of 0.45% plus an applicable margin of 1.50% for an all-in rate of 1.95%.

Supplementary Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2008(1)(2):
Net revenues	$61,473	$64,027	$64,920	$74,412
Gross margin	$41,774	$43,173	$40,964	$48,727
Income from operations	$3,724	$5,066	$4,726	$7,210
Net income	$2,635	$7,355	$2,712	$6,193
Net income per share—basic	$0.10	$0.28	$0.10	$0.23
Net income per share—diluted	$0.09	$0.26	$0.10	$0.23
2007(3)(4):
Net revenues	$47,979	$52,376	$55,549	$59,399
Gross margin	$32,515	$36,372	$37,580	$40,946
Income (loss) from operations	$(50)	$3,041	$5,795	$3,543
Net income	$439	$5,095	$3,296	$3,801
Net income per share—basic	$0.02	$0.19	$0.13	$0.14
Net income per share—diluted	$0.02	$0.18	$0.12	$0.13

(1)
In the second quarter of 2008, Advent recorded a gain on sale of its equity investment of $3.4 million.

(2)
In the fourth quarter of 2008, Advent recorded in-process research and development expense of $0.4 million associated with its acquisition of Tamale Software, Inc. Additionally, Advent recorded an impairment charge of $0.8 million to write-off MicroEdge related assets resulting from the segment's decision to sunset a product.

(3)
In the second quarter of 2007, Advent recorded a net gain on sale of its equity investments of $3.7 million.

(4)
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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures

        The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Principal Executive and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management evaluated, with the participation of the Principal Executive and Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Principal Executive and Financial Officer has concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management's annual report on internal control over financial reporting

        See "Management's Report on Internal Control over Financial Reporting" on page 71.

Changes in internal control over financial reporting

        There were no changes in our internal control over financial reporting which were identified in connection with the evaluation required by Rule 13a-15(e) of the Exchange Act that occurred during the fourth quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, Advent's internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information on Directors appearing under the heading "Corporate Governance" and "Proposal No. 1: Election of Directors" in the Notice of the 2009 Annual Meeting of Stockholders and 2009 Proxy Statement, to be filed pursuant to Rule 14a-6(b) under the Securities and Exchange Act of 1934 (the "Exchange Act"), in connection with the Company's 2009 Annual Meeting of Stockholders (the "2009 Proxy Statement"), is incorporated by reference in this Annual Report on Form 10-K. Information required by this Item related to the executive officers can be found in the section captioned "Executive Officers of the Registrant" under Part I, "Item 1. Business" of this Annual Report on Form 10-K, and is also incorporated herein by reference. Information required by this Item regarding any material changes to the process by which security holders may recommend nominees to the Board of Directors appears under the heading "Procedural Matters" in our 2009 Proxy Statement and is incorporated herein by reference.

        The information contained under the heading "Section 16(A) Beneficial Ownership Reporting Compliance" in the 2009 Proxy Statement are incorporated by reference in this Annual Report on Form 10-K.

        The current members of the audit committee are Robert A. Ettl, James D. Kirsner and Wendell Van Auken (Chair), each of whom is "independent" as defined by current Nasdaq listing standards. The Board has determined that all members of the audit committee are financial experts as defined by Item 401(h) of Regulation S-K of the Exchange Act.

        The Company has a code of business ethics and conduct that applies to all of the Company's employees, including its Principal Executive and Financial Officer, Principal Accounting Officer and its Board of Directors. A copy of this code, "Code of Business Ethics and Conduct", is available on the Company's website at http://investor.advent.com/phoenix.zhtml?c=96626&p=irol-govHighlights.

        The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website.

Item 11.    Executive Compensation

        Information required by this Item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders, where it is included under the caption "Compensation Committee Matters."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required by this Item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders, where it is included under the captions "Beneficial Security Ownership of Management and Certain Beneficial Owners," and "Equity Compensation Plan Information."

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required by this Item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders, where it is included under the caption "Certain Relationships and Related Transactions" and "Corporate Governance."

Item 14.    Principal Accountant Fees and Services

        Information required by this Item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders, where it is included under the caption "Fees to Independent Registered Public Accounting Firm."

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  The following documents are filed as part of this Report

  1.
  Financial Statements

    The following are included in Item 8:

    2.
    Financial Statement Schedules

        The following financial statement schedule for the years ended December 31, 2008, 2007 and 2006 should be read in conjunction with the consolidated financial statements of Advent Software, Inc. filed as part of this Annual Report on Form 10-K:

Schedule II
ADVENT SOFTWARE, INC
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2008, 2007 and 2006

	Balance at Beginning of Period	Additions (Reductions) Charged to Expense	Write-offs / Adjustments		Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
2006	$146	$988	$864		$270
2007	$270	$79	$168		$181
2008	$181	$327	$161		$347
Allowance for sales returns:
2006	$3,053	$(776)	$142		$2,135
2007	$2,135	$118	$168		$2,085
2008	$2,085	$219	$—		$2,304
Deferred tax asset valuation allowance:
2006	$103,726	$(92,150)	$—		$11,576
2007	$11,576	$(3,065)	$2,474		$6,037
2008	$6,037	$(344)	$(1,168	)(1)	$6,861

(1)
In 2007, Advent wrote-off a deferred tax asset relating to expiring capital losses which had a full valuation allowance against it. However, on its 2007 tax return, the Company was able to utilize a portion of those losses and create a different type of deferred tax asset that necessitated a valuation allowance. This amount reflects the impact of that tax position.

        Schedules other than those listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

    3.
    Exhibits

        The following exhibits are filed as a part of, or incorporated by reference into this Form 10-K:

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
2.1	Agreement and Plan of Merger by and among Advent Software, Inc. ("Advent"), Kayak Acquisition Corp., and Kinexus Corporation dated as of December 31, 2001	8-K	3/1/2002	2.1
2.2	Agreement and Plan of Reorganization by and among the Registrant, Tamale Software, Inc., Tenor Corporation and Tenor LLC dated as of September 4, 2008	8-K	9/5/2008	2.1
3.1	Second Amended and Restated Certificate of Incorporation of Registrant	10-K	3/12/2001	3.1
3.2	Amended and Restated Bylaws of Registrant	8-K	11/8/2007	3.1
4.1	Specimen Common Stock Certificate of Registrant	SB-2	11/15/1995	***
10.1	Form of Indemnification Agreement for Executive Officers and Directors *	SB-2	11/15/1995	***
10.2	1992 Stock Plan, as amended *	S-8	5/28/1999	4.1
10.3	1993 Profit Sharing & Employee Savings Plan, as amended *	SB-2	11/15/1995	***
10.4	1995 Employee Stock Purchase Plan *	SB-2	11/15/1995	***
10.5	1995 Director Option Plan *	S-8	8/11/2000	4.1
10.6	2002 Stock Option Plan, as amended *	DEF 14A	4/22/2005	Appendix B
10.7	Office Lease dated August 1, 1998, between SOMA Partners, L.P. and Advent for facilities located at 301 Brannan in San Francisco, California	10-K	3/26/1999	10.14
10.8	Office Lease dated July 22, 1999, between 405 Lexington, L.L.C. and Advent for facilities located at 666 Third Avenue in New York, New York	10-K	3/17/2000	10.15
10.9	2005 Employee Stock Purchase Plan *	DEF 14A	4/22/2005	Appendix A
10.10	Office Lease dated January 6, 2006, between Toda Development, Inc. and Advent for facilities located at 600 Townsend Street in San Francisco, California.	8-K	1/12/2006	10.1
10.11	Executive Severance Plan dated March 14, 2006*	10-K	3/31/2006	10.13

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
10.12	Credit Facility	10-K	3/16/2007	10.14
10.13	Summary of Plan Terms for 2008 Executive Short-Term Incentive Plan *	8-K	2/5/2008	10.1
10.14	2002 Stock Plan, as amended	DEF 14A	4/4/2008	Appendix A
10.15	Separation Agreement and Release between Advent and Craig B. Collins dated July 28, 2008*	10-Q	8/7/2008	10.2
10.16	Summary of Plan Terms for 2009 Executive Short-Term Incentive Plan *	8-K	1/26/2009	10.1
21.1	Subsidiaries of Advent				X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included on page 124 of this Form 10-K)				X
31.1	Certification of Principal Executive and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002				X

*
Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

**
Confidential treatment requested as to certain portions of this exhibit.

***
Incorporated by reference to the exhibit filed with Advent's registration statement filed on Form SB-2 (commission file number 33-97912-LA), declared effective on November 15, 1995.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 12th day of March, 2009.

ADVENT SOFTWARE, INC.
By:	/s/ STEPHANIE G. DIMARCO Stephanie G. DiMarco Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephanie G. DiMarco and James S. Cox his or her attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHANIE G. DIMARCO Stephanie G. DiMarco	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)	March 12, 2009
/s/ JAMES S. COX James S. Cox	Vice President and Corporate Controller (Principal Accounting Officer)	March 12, 2009
/s/ A. GEORGE BATTLE A. George Battle	Director	March 12, 2009
/s/ ROBERT A. ETTL Robert A. Ettl	Director	March 12, 2009
/s/ JAMES D. KIRSNER James D. Kirsner	Director	March 12, 2009
/s/ JAMES P. ROEMER James P. Roemer	Director	March 12, 2009
/s/ JOHN H. SCULLY John H. Scully	Chairman of the Board	March 12, 2009
/s/ WENDELL G. VAN AUKEN Wendell G. Van Auken	Director	March 12, 2009