Form 10-Q
period 2009-03-31
ADVENT SOFTWARE INC /DE/
filed 2009-05-07
CIK 1002225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number:  0-26994

ADVENT SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2901952
(State or other jurisdiction of incorporation or	(IRS Employer Identification Number)
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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2009 was 25,220,723.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31	December 31
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$36,339	$48,351
Accounts receivable, net	49,304	51,670
Deferred taxes, current	13,119	13,121
Prepaid expenses and other	17,396	20,153
Total current assets	116,158	133,295
Property and equipment, net	39,916	41,240
Goodwill	147,744	149,609
Other intangibles, net	27,149	29,110
Deferred taxes, long-term	54,785	54,786
Other assets	11,850	11,554

Total assets	$397,602	$419,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,351	$5,625
Accrued liabilities	24,706	27,924
Deferred revenues	139,726	146,714
Income taxes payable	3,892	978
Total current liabilities	174,675	181,241
Deferred income taxes	243	286
Long-term debt	15,000	25,000
Deferred revenue, long-term	7,698	6,449
Other long-term liabilities	10,449	10,795

Total liabilities	208,065	223,771

Commitments and contingencies (See Note 10)

Stockholders’ equity:
Common stock	252	257
Additional paid-in capital	360,680	365,351
Accumulated deficit	(176,238)	(176,484)
Accumulated other comprehensive income	4,843	6,699
Total stockholders’ equity	189,537	195,823

Total liabilities and stockholders’ equity	$397,602	$419,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31
	2009	2008
Net revenues:
Term license, maintenance and other recurring	$60,897	$49,139
Perpetual license fees	3,902	5,625
Professional services and other	7,987	6,709

Total net revenues	72,786	61,473

Cost of revenues:
Term license, maintenance and other recurring	12,136	10,934
Perpetual license fees	175	317
Professional services and other	8,681	7,726
Amortization of developed technology	1,517	722

Total cost of revenues	22,509	19,699

Gross margin	50,277	41,774

Operating expenses:
Sales and marketing	17,077	15,390
Product development	13,595	12,890
General and administrative	9,263	9,227
Amortization of other intangibles	444	487
Restructuring charges	45	56

Total operating expenses	40,424	38,050

Income from operations	9,853	3,724
Interest and other income (expense), net	(377)	227

Income before income taxes	9,476	3,951
Provision for income taxes	3,247	1,316

Net income	$6,229	$2,635

Net income per share:
Basic	$0.25	$0.10
Diluted	$0.24	$0.09

Weighted average shares used to compute net income per share:
Basic	25,249	26,570
Diluted	25,844	28,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31
	2009	2008
Cash flows from operating activities:
Net income	$6,229	$2,635
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	4,063	3,391
Depreciation and amortization	4,355	3,262
Loss on dispositions of fixed assets	27	1
Provision for doubtful accounts	187	249
Provision for (reduction of) sales returns	809	(104)
Deferred income taxes	(40)	(75)
Other	128	7
Effect of statement of operations adjustments	9,529	6,731
Changes in operating assets and liabilities:
Accounts receivable	2,176	2,933
Prepaid and other assets	2,427	(1,382)
Accounts payable	715	290
Accrued liabilities	(3,493)	(5,691)
Deferred revenues	(6,548)	2,626
Income taxes payable	2,914	1,122
Effect of changes in operating assets and liabilities	(1,809)	(102)

Net cash provided by operating activities	13,949	9,264

Cash flows from investing activities:
Purchases of property and equipment	(1,085)	(2,496)
Capitalized software development costs	(43)	(205)
Change in restricted cash	—	(248)

Net cash used in investing activities	(1,128)	(2,949)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,339	2,213
Withholding taxes related to equity award net share settlement	(1,473)	(426)
Repurchase of common stock	(14,578)	—
Debt repayment of long-term borrowing	(10,000)	—

Net cash provided by (used in) financing activities	(24,712)	1,787

Effect of exchange rate changes on cash and cash equivalents	(121)	317

Net change in cash and cash equivalents	(12,012)	8,419
Cash and cash equivalents at beginning of period	48,351	49,589

Cash and cash equivalents at end of period	$36,339	$58,008

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

Advent has prepared these condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in these interim statements pursuant to such SEC rules and regulations. These interim financial statements should be read in conjunction with the audited financial statements and related notes included in Advent’s Annual Report on Form 10-K for the year ended December 31, 2008. Interim results are not necessarily indicative of the results to be expected for the full year, and no representation is made thereto.

These condensed consolidated financial statements include all adjustments necessary to state fairly the financial position and results of operations for each interim period shown. All such adjustments occur in the ordinary course of business and are of a normal, recurring nature.

Note 2—Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2009, as compared to the recent accounting pronouncements described in Advent’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, that are of significance, or potential significance, to the Company.

Note 3—Stock-Based Compensation

                Equity Award Activity

A summary of the status of the Company’s stock option and stock appreciation right (“SAR”) activity for the period presented follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Life	Value
	(in thousands)	Price	(in years)	(in thousands)

Outstanding at December 31, 2008	4,093	$28.26
Options & SARs granted	95	$25.55
Options & SARs exercised	(102)	$20.05
Options & SARs canceled	(50)	$35.22
Outstanding at March 31, 2009	4,036	$28.32	6.21	$30,517
Exercisable at March 31, 2009	2,431	$24.28	4.94	$25,057

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $33.31 as of March 31, 2009 for options and SARs that were in-the-money as of that date.

The weighted average grant date fair value of options and SARs granted (as determined under SFAS 123R), total intrinsic value of options and SARs exercised and cash received from option exercises during the first quarter of 2009 and 2008 were as follows (in thousands, except weighted average grant date fair value):

	Three Months Ended March 31
	2009	2008
Options and SARs
Weighted average grant date fair value	$12.71	$19.24
Total intrinsic value of awards exercised	$900	$3,914

Options
Cash received from exercises	$1,339	$2,213

The Company settles exercised employee stock options and SARs with newly issued common shares.

A summary of the status of the Company’s restricted stock unit (“RSU”) activity for the three months ended March 31, 2009 is as follows:

		Weighted
	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value

Outstanding and unvested at December 31, 2008	700	$37.89
RSUs granted	5	$30.40
RSUs vested	(118)	$36.95
RSUs canceled	(6)	$41.07
Outstanding and unvested at March 31, 2009	581	$37.99

The weighted average grant date fair value was determined based on the closing market price of the Company’s common stock on the date of the award. The aggregate intrinsic value of RSUs outstanding at March 31, 2009 was $19.4 million, using the closing price of $33.31 per share as of March 31, 2009.

Stock-Based Compensation Expense

The effect of stock-based employee compensation expense recognized on Advent’s condensed consolidated statement of operations for the first quarter of 2009 and 2008 were as follows (in thousands):

	Three Months Ended March 31
	2009	2008
Statement of operations classification
Cost of term license, maintenance and other recurring revenues	$369	$290
Cost of professional services and other revenues	305	237
Total cost of revenues	674	527

Sales and marketing	1,205	1,038
Product development	1,114	871
General and administrative	1,070	955
Total operating expenses	3,389	2,864

Total stock-based employee compensation expense	$4,063	$3,391

Tax effect on stock-based employee compensation	(1,815)	(1,300)

Net effect on net income	$2,248	$2,091

Advent capitalized $26,000 and $21,000 of stock compensation expense during the first quarters of 2009 and 2008, respectively, associated with the Company’s software development, internal-use software and professional services implementation projects.

As of March 31, 2009, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimated forfeitures, was $27.9 million and is expected to be recognized through the remaining vesting period of each grant, with a weighted average remaining period of 2.6 years.

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions:

	Three Months Ended March 31
Stock Options & SARs	2009	2008
Expected volatility	51.4% - 57.7%	41.8% - 42.8%
Expected life (in years)	5.10 - 5.47	5.27
Risk-free interest rate	1.9% - 2.3%	2.6% - 3.2%
Expected dividends	None	None

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share data):

	Three Months Ended March 31
	2009	2008
Numerator:
Net income	$6,229	$2,635

Denominator:
Denominator for basic net income per share-weighted average shares outstanding	25,249	26,570

Dilutive common equivalent shares: Employee stock options and other	595	1,510

Denominator for diluted net income per share-weighted average shares outstanding, assuming exercise of potential dilutive common shares	25,844	28,080

Basic net income per share	$0.25	$0.10
Diluted net income per share	$0.24	$0.09

For the first quarters of 2009 and 2008, weighted average stock options, SARs and RSUs of approximately 2.5 million and 0.8 million, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

Note 5—Goodwill

The changes in the carrying value of goodwill for the three months ended March 31, 2009 were as follows (in thousands):

Goodwill

Balance at December 31, 2008	$149,609
Translation adjustments	(1,807)
Other	(58)

Balance at March 31, 2009	$147,744

Foreign currency translation adjustments totaling $1.8 million reflect the general strengthening of the US dollar versus European currencies during the first quarter of 2009.

Note 6—Other Intangibles

The following is a summary of other intangibles as of March 31, 2009 (in thousands):

	Average
	Amortization	Other		Other
	Period	Intangibles,	Accumulated	Intangibles,
	(Years)	Gross	Amortization	Net

Purchased technologies	4.9	$30,287	$(15,239)	$15,048
Product development costs	3.0	8,866	(4,901)	3,965

Developed technology sub-total		39,153	(20,140)	19,013

Customer relationships	6.1	30,021	(22,976)	7,045
Other intangibles	4.0	1,576	(485)	1,091

Other intangibles sub-total		31,597	(23,461)	8,136

Balance at March 31, 2009		$70,750	$(43,601)	$27,149

The following is a summary of other intangibles as of December 31, 2008 (in thousands):

	Average
	Amortization	Other		Other
	Period	Intangibles,	Accumulated	Intangibles,
	(Years)	Gross	Amortization	Net

Purchased technologies	4.9	$30,337	$(14,361)	$15,976
Product development costs	3.0	8,823	(4,272)	4,551

Developed technology sub-total		39,160	(18,633)	20,527

Customer relationships	6.1	30,023	(22,618)	7,405
Other intangibles	4.0	1,578	(400)	1,178

Other intangibles sub-total		31,601	(23,018)	8,583

Balance at December 31, 2008		$70,761	$(41,651)	$29,110

The changes in the carrying value of other intangibles during the three months ended March 31, 2009 were as follows (in thousands):

	Other		Other
	Intangibles,	Accumulated	Intangibles,
	Gross	Amortization	Net

Balance at December 31, 2008	$70,761	$(41,651)	$29,110
Additions	43	—	43
Amortization	—	(1,962)	(1,962)
Translation adjustments	(54)	12	(42)

Balance at March 31, 2009	$70,750	$(43,601)	$27,149

Based on the carrying amount of intangible assets as of March 31, 2009, the estimated future amortization is as follows (in thousands):

	Nine
	Months Ended
	December 31	Years Ended December 31
	2009	2010	2011	2012	2013	Thereafter	Total
Estimated future amortization of:
Developed technology	$4,272	$5,258	$3,970	$3,323	$2,190	$—	$19,013
Other intangibles	1,243	1,209	1,089	1,089	1,044	2,462	8,136

Total	$5,515	$6,467	$5,059	$4,412	$3,234	$2,462	$27,149

Note 7—Balance Sheet Detail

The following is a summary of prepaid expenses and other (in thousands):

	March 31	December 31
	2009	2008

Prepaid commission	$5,611	$6,019
Prepaid contract expense	6,102	7,473
Prepaid royalty	1,364	1,744
Other	4,319	4,917

Total prepaid expenses and other	$17,396	$20,153

The following is a summary of other assets, net (in thousands):

	March 31	December 31
	2009	2008

Long-term investments	$500	$500
Long-term prepaid commissions	4,200	4,915
Deposits	3,180	3,255
Prepaid contract expense, long-term	3,955	2,859
Other	15	25

Total other assets, net	$11,850	$11,554

Long-term investments include an equity investment in a privately held company. This equity investment is carried at the lower of cost or fair value at March 31, 2009 and December 31, 2008. Deposits include restricted cash of $1.9 million to secure a bank letter of credit associated with the Company’s definitive lease agreement, as amended, with Toda Development, Inc. (“Toda”) for its San Francisco headquarters facility.

The following is a summary of accrued liabilities (in thousands):

	March 31	December 31
	2009	2008

Salaries and benefits payable	$12,870	$18,492
Accrued restructuring, current portion	562	823
Other	11,274	8,609

Total accrued liabilities	$24,706	$27,924

Accrued restructuring charges are discussed further in Note 9, “Restructuring Charges.” Other accrued liabilities include accruals for royalties, sales and business taxes, acquisition related costs, and other miscellaneous items.

The following is a summary of other long-term liabilities (in thousands):

	March 31	December 31
	2009	2008

Deferred rent	$8,236	$8,444
Accrued restructuring, long-term portion	1,056	1,195
Other	1,156	1,156

Total other long-term liabilities	$10,449	$10,795

Note 8—Comprehensive Income

The components of comprehensive income were as follows for the periods presented (in thousands):

	Three Months Ended March 31
	2009	2008

Net income	$6,229	$2,635
Foreign currency translation adjustment	(1,856)	2,417

Total comprehensive income	$4,373	$5,052

Note 9—Restructuring Charges

Minor restructuring initiatives have been implemented in the Company’s Advent Investment Management and MicroEdge operating segments to reduce costs and improve operating efficiencies. These initiatives have resulted in restructuring charges comprised primarily of costs related to properties abandoned in connection with facilities consolidation, associated write-down of leasehold improvements and severance and associated employee termination costs related to headcount reductions. Advent’s restructuring charges included accruals for estimated losses on facility costs based on the Company’s contractual obligations net of estimated sublease income. Advent reassesses this liability periodically based on market conditions.

During the first quarter of 2009 and 2008, Advent recorded restructuring charges of $45,000 and $56,000, respectively, which related to the present value amortization of facility exit obligations.

The following table sets forth an analysis of the components of the payments and restructuring charges made against the accrual during the first quarter of 2009 (in thousands):

	Facility Exit	Severance &
	Costs	Benefits	Total

Balance of restructuring accrual at December 31, 2008	$1,735	$283	$2,018
Restructuring charges (benefits)	48	(3)	45
Cash payments	(180)	(265)	(445)

Balance of restructuring accrual at March 31, 2009	$1,603	$15	$1,618

Of the remaining restructuring accrual of $1.6 million at March 31, 2009, $0.6 million and $1.0 million are included in accrued liabilities and other long-term liabilities, respectively, on the accompanying condensed consolidated balance sheet. The remaining excess facility costs of $1.6 million are stated at estimated fair value, net of estimated sublease income of approximately $3.4 million. Advent expects to pay the remaining obligations associated with the vacated facilities no later than over the remaining lease terms, which expire on various dates through 2012.

Note 10—Commitments and Contingencies

Lease Obligations

Advent leases office space and equipment under non-cancelable operating lease agreements, which expire at various dates through December 2018. Some operating leases contain escalation provisions for adjustments in the consumer price index. Advent is responsible for maintenance, insurance, and property taxes. As of March 31, 2009, Advent’s remaining operating lease commitments through 2018 were approximately $46.3 million, net of future minimum rental receipts of $3.9 million to be received under non-cancelable sub-leases.

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

Legal Contingencies

On March 8, 2005, certain of the former shareholders of Kinexus and the shareholders’ representative filed suit against Advent in the Delaware Chancery Court. The complaint alleges that Advent breached the Agreement and Plan of Merger dated as of December 31, 2001 pursuant to which Advent acquired all of the outstanding shares of Kinexus due principally to the fact that no amount was paid by Advent on an earn-out of up to $115 million. The earn-out, which was payable in cash or stock at the election of Advent, was based upon Kinexus meeting certain revenue targets in both 2002 and 2003. The complaint seeks unspecified compensatory damages, an accounting and restitution for unjust enrichment. Advent advised the shareholders’ representative in January 2003 that the earn-out terms had not been met in 2002 and accordingly no earn-out was payable for 2002 and would not be payable for 2003. There has been no further activity in this case since additional document discovery and interrogatory answers were provided by the parties in December 2008. Advent disputes the plaintiff’s claim and believes that it has meritorious defenses and intends to vigorously defend this action.  Management has not determined that any potential loss associated with this litigation is either probable or reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

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

Segment information for the periods presented is as follows (in thousands):

	Three Months Ended March 31
	2009	2008
Net revenues:
Advent Investment Management	$66,325	$55,264
MicroEdge	6,461	6,209

Total net revenues	$72,786	$61,473

Income from operations:
Advent Investment Management	$14,125	$7,936
MicroEdge	1,752	388
Unallocated corporate operating costs and expenses:
Stock-based employee compensation	(4,063)	(3,391)
Amortization of developed technology	(1,517)	(722)
Amortization of other intangibles	(444)	(487)

Total income from operations	$9,853	$3,724

Major Customers

No single customer represented 10% or more of Advent’s total net revenues in any period presented.

Note 12—Debt

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

In November 2008, the Company drew down $25.0 million against its Credit Facility which bore interest at the Wells Fargo prime rate of 4.0%.  In January 2009, the Company repaid $10.0 million of the debt under its Credit Facility. During February 2009, Advent elected to move from the Wells Fargo prime rate into a monthly LIBOR rate contract on the remaining $15.0 million which bears a rate of 0.45% plus an applicable margin of 1.50% for an all-in rate of 1.95%.

As of March 31, 2009 and December 31, 2008, the outstanding debt balance was $15.0 million and $25.0 million, respectively, and Advent was in compliance with all associated covenants.

Note 13—Income Taxes

The following table summarizes the activity relating to the Company’s unrecognized tax benefits during the three months ended March 31, 2009 (in thousands):

Total

Balance at December 31, 2008	$6,904

Gross increases related to current period tax positions	309

Balance at March 31, 2009	$7,213

At March 31, 2009 and December 31, 2008 Advent had $7.2 million and $6.9 million of gross unrecognized tax benefits, respectively. During the first three months of 2009, Advent increased the amount of unrecognized tax benefits by $0.3 million relating to federal and California research credits. If recognized, the total unrecognized tax benefits would decrease Advent’s tax provision and increase net income $6.0 million at March 31, 2009.  The impact on net income reflects the liabilities for unrecognized tax benefits net of the federal tax benefit of state income tax items.  The Company’s liabilities for unrecognized tax benefits relate to federal research credits, California research and enterprise zone tax credits and various state net operating losses.

Advent is subject to taxation in the US and various states and foreign jurisdictions. The material jurisdictions that are subject to examination by tax authorities include California for tax years after fiscal 2003 and the US and New York for tax years after 2004.

Note 14—Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities. The fair value of these certain financial assets was determined using the following inputs as of March 31, 2009 (in thousands):

Fair Value Measurements at Reporting Date Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money Market Funds (1)	$12,005	$12,005	$—	$—

(1)                    Included in cash and cash equivalents on our condensed consolidated balance sheet

Fixed income available-for-sale securities consist of cash equivalents with remaining maturities of three months or less at the date of purchase and are composed primarily of US Government and Treasury Obligation money market mutual funds. The fair value of these securities is determined through market, observable and corroborated sources.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value based on the short-term maturities of these instruments. In accordance with SFAS No. 107, “Disclosures About Fair Value Instruments” at March 31, 2009, the fair value of the Company’s debt, calculated using quoted market prices and yields for the same or similar type of borrowings, approximated its carrying value.

The Company also has direct investment in a privately-held company accounted for under the cost method which is not reported in the table of assets measured at fair value above. This investment, which totaled $0.5 million at March 31, 2009, is periodically assessed for other-than-temporary impairment. If Advent determines that an other-than-temporary impairment has occurred, the Company writes down the investment to its fair value. Advent estimates fair value using a variety of valuation methodologies. Such methodologies include comparing the private company with publicly traded companies in similar lines of business, applying revenue and price/earnings multiples to estimated future operating results for the private company and estimating discounted cash flows for that company.

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

On October 30, 2008, Advent’s Board authorized the repurchase of up to 3.0 million shares of the Company’s common stock. Consistent with prior repurchase programs, there was no expiration date and repurchases could be limited or terminated at any time at the discretion of management.

During the first quarter of 2009, the Company repurchased 690,000 shares of its common stock under the stock repurchase program approved by the Board in October 2008 for an average price per share of $21.13. At March 31, 2009, there remained approximately 1.0 million shares authorized by the Board for repurchase.

Note 16—Subsequent Events

In April 2009, the Company received the second and final deferred contingent payment of $2.1 million related to the sale of its ownership in LatentZero Limited (“LatentZero”) and will record the associated gain of $2.1 million in “interest and other income (expense), net” in its second quarter of 2009 results. In April 2007, the Company, together with other LatentZero shareholders, sold their ownership in LatentZero to royalblue group plc. Total payments received by Advent from the sale of its LatentZero ownership were $15.4 million.

In April 2009, the Company repaid $7.5 million of the debt under its Credit Facility, resulting in a $7.5 million balance as of April 30, 2009.

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

Our software solutions also support the grant management, gifts matching and volunteer tracking processes for the grant-making community.

Current Economic Environment

Since 2008, the effects of the subprime mortgage and broader credit crisis have been negatively impacting the United States. Concerns about the subprime mortgage market led to a liquidity crunch, which hampered businesses and contributed to investment depreciation and depressed earnings. Some of the most affected companies were investment banks, as fixed-income operations were harmed due to the value decline of structured finance products, necessitating large write-downs. Hedge funds, private equity firms, investment management firms and commercial banks were also affected greatly by the liquidity crunch and depressed asset values.

Although global markets found temporary respite in the summer of 2008, US home prices continued to fall; foreclosures and defaults began to climb, precipitating the global economic crisis. Going forward, we believe that the effects of the subprime mortgage and broader credit crisis, coupled with a decline in global gross domestic product (“GDP”), will continue to weigh on operating results for investment services firms throughout at least 2009.  During the first quarter of 2009, real gross domestic product (GDP) decreased at an estimated annual rate of approximately 6%. The equity markets are still experiencing intense volatility (S&P 500 Index down 12% and 22% during the first quarter of 2009 and fourth quarter of 2008, respectively) and the credit markets remain tight amid uncertainty.

We believe that fiscal 2009 will continue to be a difficult period for the investment management industry in the United States and worldwide. During the first quarter of 2009, investment managers have seen their revenues decrease as a result of decreases in their assets under management and decreased asset values, and we believe that some hedge funds and other types of clients will go out of business during 2009.

The current recession may also create pressure on our clients to decrease their information technology budgets, which could negatively impact our business. While we are not immune to downturns in technology spending, should our customers reduce their spending, we believe we are well positioned to maintain our competitive position in the longer term for the following reasons:

•                  Our solutions are mission critical to our customers;

•                  Our technology can be utilized to increase operational efficiency and manage costs;

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

We also believe that investment managers will be increasingly focused on providing increased and differentiated levels of service to their customers.  These factors have traditionally been demand drivers for our products.

As the current economic situation evolves, we will continue to evaluate the impact of this environment on our business and we will remain focused on delivering solutions for our customers. Additionally, we intend to continue to carefully manage our expenses and headcount growth.

Operating Overview

Operating highlights of our first quarter of 2009 include:

•                  Expanded customer relationships and acceptance of our product offerings. We experienced continued demand for both our newest and largest portfolio management and accounting platforms: Advent Portfolio Exchange (“APX”) and Geneva. We signed 12 APX contracts, bringing the total number of licenses sold globally to 294, and we added 9 new Geneva clients which brings the total number of Geneva licenses sold to 213 as of March 31, 2009.

•                  New and incremental bookings. The term license contracts signed in the first quarter of 2009 will contribute approximately $3.3 million in annual revenue (“annual term license contract value” or “ACV”) once they are fully implemented.

•                  Product Release. We released Tamale RMS 4.0 which introduced an open flexible framework that allows firms to customize the application to meet their specific research process workflow requirements.

Financial Overview

The components of revenue during the first quarters of 2009 and 2008, and associated dollar and percentage fluctuations were as follows (in thousands, except % change):

	Three Months Ended March 31		$	%
	2009	2008	Change	Change

Term license revenues	$26,032	$14,372	$11,660	81%
Maintenance revenues	22,346	22,499	(153)	-1%
Other recurring revenues	12,519	12,268	251	2%
Total term license, maintenance and other recurring revenues	60,897	49,139	11,758	24%
Recurring revenue as % of total revenue	84%	80%

Asset under administration (AUA) fees	1,494	1,979	(485)	-25%
Other perpetual license fees	2,408	3,646	(1,238)	-34%
Total perpetual license fees	3,902	5,625	(1,723)	-31%

Professional services and other	7,987	6,709	1,278	19%

Total net revenues	$72,786	$61,473	$11,313	18%

We recognized revenue of $72.8 million during the first quarter of 2009, which represented an increase of 18% over the same quarter of last year. This increase was driven by significant growth in term license revenue as we continue to layer in incremental ACV sold in previous periods. Perpetual license fees in the first quarter of 2009 were down compared to the first quarter of 2008 as we licensed fewer perpetual seats and modules to our existing perpetual client base. We have grown net revenue year-over-year for several reasons, including the following:

•                  Our product innovation helped drive acquisition of new customers, resulting in incremental term license contract value and professional services billings.

•                  Our completion of term license implementations resulted in incremental term license and professional services revenues.

•                  Our existing term licenses and maintenance revenues provide a consistent, recurring revenue stream.

Total recurring revenues, which we define as term license, perpetual maintenance, and other recurring revenues, have increased to 84% of total net revenues during the first quarter of 2009, as compared to 80% during the same period of 2008. Term license revenues increased to 36% of total net revenues in the first quarter of 2009, as compared to 23% in the same period in 2008.

Total expenses, including cost of revenues, were $62.9 million in the first quarter of 2009, compared with $57.7 million in the first quarter of 2008. Our expenses increased in 2009 from 2008 largely as a result of increased payroll, variable compensation and benefit expenses resulting from increases in headcount primarily from our acquisition of Tamale Software, Inc. on October 1, 2008.

Our income from operations in the first quarter of 2008 was $9.9 million or 14% of revenue, compared to $3.7 million or 6% of revenue in the first quarter of 2008.

During the first quarter of 2009, we recognized $3.2 million of income tax expense, compared to $1.3 million in the first quarter of 2008.

We earned net income of $6.2 million, resulting in diluted earnings per share of $0.24 for the first quarter of 2009, compared to $2.6 million or $0.09 in the first quarter of 2008.

We generated $13.9 million in cash from operations in the first quarter of 2009, which compares to $9.3 million in the first quarter of 2008, primarily as a result of revenue growth and collections of resulting customer receivables.

Term License and Term License Deferral

We are continuing the process of converting the Company’s license revenues from a perpetual model to a predominantly term model. Under a perpetual pricing model, customers purchase a license to use our software indefinitely and generally we recognize all license revenue at the time of sale; maintenance is purchased under an annual renewable contract, and recognized ratably over the contract period. Under a term pricing model, customers purchase a license to use our software and receive maintenance for a limited period of time and we recognize all of the revenue ratably over the length of the contract. This had the effect of lowering revenues in the Advent Investment Management (AIM) segment in the early stages of the transition, but increasing the total potential value of the customer relationship. Because our products are used by customers for an average of approximately ten years, we believe this change to our business model is significant for the long-term growth and value of the business as we expect total revenues from a customer to increase over time. For example, over a ten-year period, a customer may enter into two or more contracts for the same software product and services under a term license model.

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

In the first quarter of 2009, for the first time, the revenue recognized from completed implementations exceeded the revenue deferred from projects being implemented. This resulted in an increase to revenue of $2.7 million composed of $2.3 million to term license revenue and $0.4 million to professional services revenue. We expect that the term license component of the deferred revenue balance will increase or decrease in the future depending on the amount of new term license bookings relative to the number of implementations that reach substantial completion in a particular quarter.

Amounts of revenues and directly-related expenses deferred as of March 31, 2009 and December 31, 2008 associated with our term licensing deferral were as follows (in millions):

	March 31	December 31
	2009	2008
Deferred revenues
Short-term	$21.9	$26.0
Long-term	6.2	4.8

Total	$28.1	$30.8

Directly-related expenses
Short-term	$6.6	$8.1
Long-term	3.2	2.1

Total	$9.8	$10.2

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

•                  Legal contingencies; and

•                  Sales returns and accounts receivable allowances

There have been no significant changes in our critical accounting policies and estimates during the first quarter of 2009 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2009, as compared to the recent accounting pronouncements described in Advent’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, that are of significance, or potential significance, to the Company.

Recent Developments

In April 2009, we received $2.1 million related to the final deferred contingent payment from the sale of our ownership in LatentZero Limited. We will record this gain on sale of $2.1 million in “interest and other income, net” which will be reflected in our second quarter of 2009 results.

In April 2009, the Company repaid $7.5 million of the debt under our Credit Facility, resulting in a $7.5 million balance as of April 30, 2009.

See Note 16, “Subsequent Events”, to the condensed consolidated financial statements for further information.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

The following table sets forth, for the periods indicated, certain financial information as a percentage of total net revenues. The financial information and the ensuing discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto:

	Three Months Ended March 31
	2009	2008
Net revenues:
Term license, maintenance and other recurring	84%	80%
Perpetual license fees	5	9
Professional services and other	11	11

Total net revenues	100	100

Cost of revenues:
Term license, maintenance and other recurring	17	18
Perpetual license fees	*	1
Professional services and other	12	13
Amortization of developed technology	2	1

Total cost of revenues	31	32

Gross margin	69	68

Operating expenses:
Sales and marketing	23	25
Product development	19	21
General and administrative	13	15
Amortization of other intangibles	1	1
Restructuring charges	*	*

Total operating expenses	56	62

Income from operations	14	6
Interest and other income (expense), net	(1)	0

Income before income taxes	13	6
Provision from income taxes	4	2

Net income	9%	4%

*Less than 1%

NET REVENUES

	Three Months Ended March 31
	2009	2008	Change
Total net revenues (in thousands)	$72,786	$61,473	$11,313

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

Prior to fiscal 2006, each of the major revenue categories varied as a percentage of net revenues. However, since fiscal 2006, revenues from recurring sources have grown from 75% in 2006, to 77% in 2007, to 79% in 2008 and to 84% in the first quarter of 2009 and conversely revenues from perpetual licenses have decreased from 15% in 2006, to 12% in 2007, to 9% in

2008 and to 5% in the first quarter of 2009. As we continue to sign term license agreements for new customers, grow our subscription, data management and outsourced services revenues, and our customers renew their perpetual maintenance, we expect our revenue from recurring sources to continue to represent over 80% of our total net revenues.

Net revenues increased in the first quarter of 2009 principally due to revenues from term license arrangements entered into in prior periods reflecting customer adoption for many of our products and services, which principally includes sales of our APX and Geneva products. The year-over-year growth in total net revenues for the first quarter of 2009 was due principally to substantially higher term license revenue, which reflected $11.7 million or 81% growth in term license revenues during the first quarter of 2009 as compared to the same quarter in 2008.

Additionally in the first quarter of 2009, for the first time, the revenue recognized from completed implementations exceeded the revenue deferred from projects being implemented. This resulted in an increase to revenue of $2.7 million composed of $2.3 million to term license revenue and $0.4 million to professional services revenue.

Revenue derived from sales to Europe, Middle East and Africa (“EMEA”) contributed to our growth in 2009 and increased 7% in the first three months of 2009 in comparison to the same period in 2008. Revenues from sales to EMEA were $8.9 million and $8.3 million in the first quarter of 2009 and 2008, respectively. We plan to continue expanding our international growth, both in our current markets and elsewhere. The revenues from customers in any single international country did not exceed 10% of total net revenues.

We expect total net revenues for the second quarter of 2009 to be between $68 million and $70 million.

Term License, Maintenance and Other Recurring Revenues

(in thousands, except percent of	Three Months Ended March 31
total net revenues)	2009	2008	Change

Term license revenues	$26,032	$14,372	$11,660
Maintenance revenues	22,346	22,499	(153)
Other recurring revenues	12,519	12,268	251
Total term license, maintenance and other recurring revenues	$60,897	$49,139	$11,758

Percent of total net revenues	84%	80%

The increase in term license revenues reflected the continued market acceptance of our Geneva, APX, Partner and Moxy products. Revenues from term licenses, which include both the software license and maintenance services for term licenses, grew $11.7 million or 81% during the first quarter of 2009 compared to the same quarter in 2008, and represented 43% of total term license, maintenance and other recurring revenues as compared to 29% in the first quarter of 2008. We began our transition to a term licensing model in 2004 and have experienced growth in our term license bookings through 2008. The growth of term license revenues in the first quarter of 2009 reflects the continued layering of incremental ACV sold in previous quarters into our term revenue. In addition, we acquired Tamale Software in October 2008 which contributed to our term revenues in the first quarter of 2009.

Maintenance revenues decreased by $0.2 million or 1% during the first quarter of 2009 compared to the same quarter of 2008. This decrease was attributable to the perpetual license customers migrating to term licenses, maintenance de-activations due to customer attrition or customers downgrading maintenance levels which were partially offset by the impact of price increases.

Our renewal rates are based on cash collections and are disclosed one quarter in arrears. We disclose our renewal rates one quarter in arrears in order to include substantially all payments received against the invoices for that quarter. We also update our renewal rates from the initial disclosure to include all cash collections subsequent to the initial disclosure. The following summarizes our initial and updated renewal rates for the previous five quarters:

Renewal Rates	Q109	Q408	Q308	Q208	Q108

Current Methodology (based on cash collections relative to prior year collections)
Initially Disclosed Rate (1)	94%	98%	103%	103%	n/a
Updated Disclosed Rate (2)	—	100%	109%	106%	n/a

Previous Methodology (based on cash collections relative to original list price including price increases)
Initially Disclosed Rate (1)	82%	88%	86%	92%	91%
Updated Disclosed Rate (2)	—	88%	92%	95%	91%

(1)                                  “Initially Disclosed Rate” is based on cash collections and reported one quarter in arrears

(2)                                  “Updated Disclosed Rate” reflects initially disclosed rate updated for subsequent cash collections

Our renewal rates for the fourth quarter of 2008 were below the ranges of our previous four quarters. The decrease in renewal rates reflects increases in the number of customers who have gone out of business as well as from slower payments received from renewal clients.

Other recurring revenues increased $0.3 million or 2% during the first quarter of 2009. This was primarily due to growth in our subscription, data management and outsourced services totaling $0.1 million, and higher transaction charges of $0.2 million.

As a percentage of total net revenues, total term license, maintenance and other recurring revenues increased to 84% during the first quarter of 2009 from 80% during the first quarter of 2008. This increase as a percentage of total net revenues were attributable to the continued emphasis in term license sales relative to perpetual license sales.

Perpetual License Fees

(in thousands, except percent of	Three Months Ended March 31
total net revenues)	2009	2008	Change

AUA fees	$1,494	$1,979	$(485)
Other perpetual license fees	2,408	3,646	(1,238)

Total perpetual license fees	$3,902	$5,625	$(1,723)

Percent of total net revenues	5%	9%

Total perpetual license fees decreased 31% in the first quarter of 2009 compared to 2008. As a percentage of total net revenues, perpetual license fees decreased to 5% in the first quarter of 2009 from 9% in the same period of 2008. Consistent with our transition to term licensing, perpetual license fees continue to account for a smaller percentage of total net revenues. Additionally, we licensed fewer perpetual seats and modules to our existing perpetual client base. Incremental AUA fees from perpetual licenses were $1.5 million in the first quarter of 2009, which is down from $2.0 million in the first quarter of 2008 as clients experienced declines in the market value of AUA balances during 2009 due to market conditions.

Professional Services and Other Revenues

	Three Months Ended March 31
	2009	2008	Change
Professional services and other revenues (in thousands)	$7,987	$6,709	$1,278
Percent of total net revenues	11%	11%

Professional services and other revenues primarily include consulting, project management, custom integration, and training. Professional services projects related to Axys, Moxy and Partner products generally can be completed in a two- to six-month time period, while services related to Geneva and APX products may require a four- to nine-month implementation period.

We continue to defer professional services revenue for services performed on term license implementations that are not considered substantially complete. Service revenue is deferred until the implementation is complete and remaining services are substantially completed. Upon substantial completion, we recognize a pro-rata amount of professional services fees earned based on the elapsed time from the start of the term license to the substantial completion of professional services. The remaining deferred professional services revenue is recognized ratably over the remaining contract length. We have experienced an increase in implementation services from the sales success of our APX and Geneva products.

Professional services and other revenues fluctuated due to the following (in thousands):

Change From
Q1 08 to Q1 09

Decreased net term license implementation deferral	$2,338
Decreased consulting services	(851)
Various other items	(209)

Total change	$1,278

Professional services and other revenues were $8.0 million, an increase of $1.3 million or 19% over the first quarter of 2008. We deferred less professional services revenue for services performed on term license implementations which contributed to $2.3 million of the increase. During the first quarter of 2009, a number of professional service implementation projects reached substantial completion. Revenues from consulting services decreased during the first quarter of 2009 due to a decrease in international demand for these services and a higher use of non-Advent consultants by our customers.

Revenues by Segment

	Three Months Ended March 31
(in thousands)	2009	2008	Change

Advent Investment Management	$66,325	$55,264	$11,061
MicroEdge	6,461	6,209	252

Total net revenues	$72,786	$61,473	$11,313

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

The 20% increase in AIM’s revenue during the first quarter of 2009 reflected the 81% increase in term license revenues described in the “Term, Maintenance and Other Recurring Revenue” section above. EMEA revenues were $8.9 million in the first quarter of 2009, an increase of $0.6 million or 7%, and they represented 12% of total revenues down from 14% in the first quarter of 2008 as domestic sales grew at a greater rate.

The 4% increase in MicroEdge revenues in the first quarter of 2009 primarily reflected an increase in perpetual license sales in MicroEdge’s core product, GIFTS, and to a lesser extent an increase in maintenance revenues due to price increases and continued strong customer retention. The technology spending patterns of organizations in MicroEdge’s primary markets (independent foundations, community foundations and corporations) are directly affected by economic fluctuations as foundation budgets are largely driven by endowment income. Given that endowments often contain market-exposed components, they are significantly affected by the economy and foundation spending typically decreases in an economic downturn. Community foundations are subject to similar influences, compounded by the fact that in many cases much of their ongoing funding and endowment comes from active donors who may increase or reduce their giving depending on the economic climate and the related effect on their income and wealth. Corporations typically fund charitable activities from operating budgets, and the allocation to charitable donations and supporting company charitable operations is often closely tied to a company’s performance. Thus, corporate philanthropy and spending on related technology are correlated with company and overall economic performance.

COST OF REVENUES

	Three Months Ended March 31
	2009	2008	Change
Total cost of revenues (in thousands)	$22,509	$19,699	$2,810
Percent of total net revenues	31%	32%

Our cost of revenues is made up of four components: cost of term license, maintenance and other recurring; cost of perpetual license fees; cost of professional services and other; and amortization of developed technology. The increase in total cost of revenues in absolute dollars was due principally to headcount additions in our client support and services groups to support our new term license bookings since the first quarter of 2008 and associated increase in client implementation projects. The increase in gross margin percentage during the first quarter of 2009 resulted principally from the recognition of term license and professional services revenue from several projects that reached substantial completion during the first quarter of 2009. We defer revenues and direct costs associated with services performed on term license implementations. Indirect costs such as management and other overhead expenses are recognized in the period in which they are incurred.

Cost of Term License, Maintenance and Other Recurring

	Three Months Ended March 31
	2009	2008	Change
Cost of term license, maintenance and other recurring (in thousands)	$12,136	$10,934	$1,202
Percent of total term license, maintenance and recurring revenue	20%	22%

Cost of term license fees consists primarily of royalties and other fees paid to third parties, the fixed direct labor and  third party costs involved in producing and distributing our software, and cost of product media including duplication, manuals and packaging materials. Cost of maintenance and other recurring revenues is primarily comprised of the direct costs of providing technical support under maintenance agreements and other services for recurring revenues and royalties paid to third party subscription-based and transaction-based vendors.

Cost of term license, maintenance and other recurring fluctuated due to the following (in thousands):

Change From
Q1 08 to Q1 09
Increased payroll and related	$1,253
Various other items	(51)

Total change	$1,202

The increases for the first quarter of 2009 were due primarily to an increase in compensation and related costs resulting from increases in salary costs and headcount which enables us to deliver the services we provide to our growing number of clients in their day-to-day use of our software.

Cost of Perpetual License Fees

	Three Months Ended March 31
	2009	2008	Change

Cost of perpetual license fees (in thousands)	$175	$317	$(142)
Percent of total perpetual license revenues	4%	6%

Cost of perpetual license fees consists primarily of royalties and other fees paid to third parties, the fixed direct labor and third party costs involved in producing and distributing our software, and cost of product media including duplication, manuals and packaging materials. The cost of perpetual license fees has decreased by $0.1 million compared with the same period in 2008 resulting from a reduction in payroll and related expenses due to a decline in headcount as we continue to transition away from perpetual licensing.

Cost of Professional Services and Other

	Three Months Ended March 31
	2009	2008	Change
Cost of professional services and other (in thousands)	$8,681	$7,726	$955
Percent of total professional services and other revenues	109%	115%

Cost of professional services and other revenue consists primarily of personnel related costs associated with the client services organization in providing consulting, custom report writing and conversions of data from clients’ previous systems. Also included are direct costs associated with third-party consultants and travel expenses. Also, we defer direct professional services costs until we have completed the term license implementation services.

Cost of professional services and other fluctuated due to the following (in thousands):

Change From
Q1 08 to Q1 09
Decreased net service cost deferral related to term implementations	$1,025
Increased payroll and related	449
Decreased travel and entertainment	(260)
Decreased outside services	(166)
Various other items	(93)

Total change	$955

The increase in the first quarter of 2009 reflects less cost deferral associated with our term implementations and an increase in payroll related expenses. During the first quarter of 2009, we recognized revenue on several professional service implementation projects that reached substantial completion. We defer direct costs associated with services performed on term license implementations until a project reaches substantial completion. As a result, we recognized salary costs that had been deferred related to these projects. During the first quarter of 2009, less cost deferral from our term implementations resulted in a $1.0 million increase in costs as we recognized net professional service costs of $0.2 million, compared to a deferral of net professional service costs of $0.8 million in the first quarter of 2008. Additionally, we increased our utilization of contractors during the first quarter of 2009 which contributed to the increase in payroll related expenses. The decrease in travel and entertainment expenses as well as outside services reflects less activity and utilization during the first quarter of 2009.

Amortization of Developed Technology

	Three Months Ended March 31
	2009	2008	Change
Amortization of developed techology (in thousands)	$1,517	$722	$795
Percent of total net revenues	2%	1%

Amortization of developed technology represents amortization of acquisition-related intangible assets and of capitalized software development costs previously capitalized under SFAS 86. The increase during the first quarter of 2009 reflected increased amortization from technology-related intangible assets associated with Tamale Software which we acquired in October 2008, and additional amortization from software development costs capitalized during 2008.

OPERATING EXPENSES

Sales and Marketing

	Three Months Ended March 31
	2009	2008	Change
Sales and marketing (in thousands)	$17,077	$15,390	$1,687
Percent of total net revenues	23%	25%

Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars.

Sales and marketing expenses fluctuated due to the following (in thousands):

Change From
Q1 08 to Q1 09
Increased payroll and related	$2,332
Decreased travel and entertainment	(316)
Decreased marketing	(315)
Various other items	(14)

Total change	$1,687

The increase in expense in absolute dollars in the first quarter of 2009 reflected the growth of our business, while the decrease of expense as a percentage of revenue reflected our achievement of efficiencies of scale associated with increased revenue growth. The increase in payroll and related expense was due to an increase in headcount to 202 at March 31, 2009 from 185 at March 31, 2008. The decreases in travel and entertainment costs, as well as marketing costs were primarily due to the reduced activity by our sales personnel during 2009.

Product Development

	Three Months Ended March 31
	2009	2008	Change

Product development (in thousands)	$13,595	$12,890	$705
Percent of total net revenues	19%	21%

Product development expenses consist primarily of salary and benefits for our development staff as well as contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services.

Product development expenses fluctuated due to the following (in thousands):

Change From
Q1 08 to Q1 09
Increased payroll and related	$1,675
Decreased outside services	(735)
Various other items	(235)

Total change	$705

The increase in product development expense during the first quarter of 2009 was primarily due to increases in payroll related costs resulting from an increase in headcount attributable to our acquisition of Tamale Software, Inc. on October 1, 2008, as well as increases in headcount to help us continue the enhancement of our existing product suite including new versions of Geneva, APX, Moxy, Advent Rules Manager, Advent Revenue Center and Tamale RMS. Headcount increased to 259 at March 31, 2009 from 229 at March 31, 2008. During the first quarter of 2008, we utilized an outside service provider to assist in the development of our Geneva product which we did not utilize in the first quarter of 2009, this resulting in the $0.7 million decrease.

General and Administrative

	Three Months Ended March 31
	2009	2008	Change
General and administrative (in thousands)	$9,263	$9,227	$36
Percent of total net revenues	13%	15%

General and administrative expenses consist primarily of personnel costs for information technology, finance, administration, operations and general management, as well as legal and accounting expenses.

General and administrative expenses fluctuated due to the following (in thousands):

Change From
Q1 08 to Q1 09
Increased payroll and related	$432
Decreased legal and professional	(338)
Various other items	(58)

Total change	$36

The increase in expenses in the first quarter of 2009 is primarily due to the increases in payroll and other related costs as a result of an increase in headcount. Headcount increased to 168 at March 31, 2009 from 164 at March 31, 2008. The decrease in legal and professional fees primarily reflects a reduction in accounting fees. As a percentage of revenue, the two-point decrease in general and administrative expense reflects our achievement of efficiencies of scale associated with increased revenue growth.

Amortization of Other Intangibles

	Three Months Ended March 31
	2009	2008	Change
Amortization of other intangibles (in thousands)	$444	$487	$(43)
Percent of total net revenues	1%	1%

Other intangibles represent non-technology related intangible assets. The slight decrease during the first quarter of 2009 resulted from assets from prior acquisitions becoming fully amortized during 2008, partially offset by additional amortization from non-technology related intangible assets associated with Tamale Software, which we acquired in October 2008.

Restructuring Charges

	Three Months Ended March 31
	2009	2008	Change

Restructuring charges (in thousands)	$45	$56	$(11)
Percent of total net revenues	0%	0%

Minor restructuring initiatives have been implemented in our AIM and MicroEdge operating segments to reduce costs and improve operating efficiencies. These initiatives have resulted in restructuring charges comprised primarily of costs related to properties abandoned in connection with facilities consolidation, associated write-down of leasehold improvements severance and associated employee termination costs related to headcount reductions. Our restructuring charges included accruals for estimated losses on facility costs based on our contractual obligations net of estimated sublease income. We reassess this liability periodically based on market conditions.

During the first quarter of 2009 and 2008, we recorded a restructuring charge of $45,000 and $56,000, respectively, which relate to the present value amortization of facility exit obligations.

For additional analysis of the components of the payments and charges made against the restructuring accrual during the first quarter of 2009, see Note 9, “Restructuring Charges” to our condensed consolidated financial statements.

Operating Income by Segment

	Three Months Ended March 31
(in thousands)	2009	2008	Change

Advent Investment Management	$14,125	$7,936	$6,189
MicroEdge	1,752	388	1,364
Unallocated corporate operating costs and expenses Stock-based employee compensation	(4,063)	(3,391)	(672)
Amortization of developed technology	(1,517)	(722)	(795)
Amortization of other intangibles	(444)	(487)	43

Total income from operations	$9,853	$3,724	$6,129

Operating income for the AIM segment increased by approximately $6.2 million in the first quarter of 2009 compared with the first quarter of 2008 primarily as a result of an increase in AIM revenue of $11.1 million or 20%.  This increase in AIM’s revenue was partially offset by increased expenses of $4.9 million or 10% primarily due to payroll and other related costs from higher headcount of 963 employees at March 31, 2009 from 870 at March 31, 2008, as the AIM segment has added personnel primarily in the client support, product development, professional services and sales and marketing groups.

MicroEdge’s operating income increased by $1.4 million from the first quarter of 2008 due to a decrease in total costs of $1.1 million. This decrease primarily resulted from minor restructuring initiatives that have been implemented in the MicroEdge operating segment to reduce costs and improve operating efficiencies.

Interest and Other Income (Expense), Net

	Three Months Ended March 31
	2009	2008	Change
Interest and other income (expense), net (in thousands)	$(377)	$227	$(604)
Percent of total net revenues	-1%	0%

Interest and other income (expense), net consists of interest expense and income, realized gains and losses on investments and foreign currency gains and losses.

Interest and other income (expense), net fluctuated due to the following (in thousands):

Change From
Q1 08 to Q1 09
Decrease in interest income	$(313)
Increase in foreign exchange losses	(207)
Various other items	(84)

Total change	$(604)

Smaller cash balances, declining market interest rates and a more conservative investment portfolio all contributed to the decrease in interest income during the first quarter of 2009, compared to the first quarter of 2008.

Foreign exchanges losses increased during the first quarter of 2009 as the US dollar strengthened against foreign currencies during the comparable period of 2008.

Interest and other income (expense), net for the second quarter of 2009 will include a gain of $2.1 million related to the final payment received from our sale of LatentZero Limited.

Provision for Income Taxes

	Three Months Ended March 31
	2009	2008	Change
Provision for income taxes (in thousands)	$3,247	$1,316	$1,931
Effective tax rate	34%	33%

We recorded a provision of $3.2 million resulting in a 34% effective tax rate for the first quarter of 2009, compared to $1.3 million and a 33% effective tax rate during the first quarter of 2008. The increase in effective tax rate over the prior year period primarily reflects the differing percentage impact of each quarter’s discrete tax benefits in relation to the quarter’s pre-tax income.

We currently expect an annual effective tax rate for 2009 between 30% and 35%. Our expectation is based on a projected fiscal 2009 effective tax rate of 36%, adjusted for discrete tax benefits for tax deductions due to disqualifying dispositions of incentive stock options and employee stock purchase plan shares.

LIQUIDITY AND CAPITAL RESOURCES

Our aggregate cash and cash equivalents were $36.3 million at March 31, 2009, compared with $48.4 million at December 31, 2008. Cash equivalents are comprised of highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase.

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Three Months Ended March 31
	2009	2008

Net cash provided by operating activities	$13,949	$9,264
Net cash used in investing activities	$(1,128)	$(2,949)
Net cash provided by (used in) financing activities	$(24,712)	$1,787

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

Our cash provided by operating activities of $13.9 million during the three months ended March 31, 2009 was primarily the result of our net income and non-cash charges including stock-based compensation and depreciation and amortization during the quarter. Cash flows resulting from changes in assets and liabilities included decreases in accounts receivable, accrued liabilities and deferred revenue. The decrease in accounts receivable reflected strong collections and lower bookings during the first quarter of 2009 in comparison to the fourth quarter of 2008. Days’ sales outstanding were 61 days during the first quarter of 2009, compared to 64 days in the fourth quarter of 2008 and 66 days in the first quarter of 2008. The decrease in deferred revenue reflected lower bookings and the recognition of revenue as several term license implementation projects reached substantial completion during the first quarter of 2009. The decrease in accrued liabilities reflected cash payments of fiscal 2008 liabilities including year-end bonuses, commissions, and payroll taxes.  Other changes in assets and liabilities included a decrease in prepaid and other assets and an increase in income taxes payable.

Our cash provided by operating activities of $9.3 million during the three months ended March 31, 2008 was primarily the result of our net income and non-cash charges including stock-based compensation and depreciation and amortization during the quarter. Cash flows resulting from changes in assets and liabilities included decreases in accounts receivable and increases in deferred revenue. The decrease in accounts receivable primarily reflected collections during the quarter. Days’ sales outstanding were 66 days during the first quarter of 2008, compared to 74 days in the fourth quarter of 2007 and 66 days in the first quarter of 2007. The increase in deferred revenue primarily reflected our continued transition to the term license model. Under the term model, we generally bill and collect for a term agreement in equal installments in advance of each annual period. These amounts are deferred at billing and recognized over the annual term period. This has the effect of increasing deferred revenue when compared to a perpetual license model where no license revenue is deferred. Other changes in assets and liabilities included an increase in our prepaid and other assets and decreases in accrued liabilities. The decrease in accrued liabilities reflected cash payments of fiscal 2007 liabilities including year-end payables and bonuses, commissions and payroll taxes.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, new term license bookings that increase deferred revenues, collection of accounts receivable, and timing of payments.

Cash Flows from Investing Activities

Net cash used in investing activities of $1.1 million for the first quarter of 2009 is related to capital expenditures consisting of internal use software of $0.8 million and $0.3 million in computer and software equipment.

Net cash used in investing activities of $2.9 million for the first quarter of 2008 reflects capital expenditures of $2.5 million primarily related to the build-out of additional space at our San Francisco headquarters facility, capitalized software development costs of $0.2 million and change in restricted cash of $0.2 million.

Cash Flows from Financing Activities

Net cash used in financing activities for the first quarter of 2009 of $24.7 million reflected the repurchase of 0.7 million shares of our common stock for $14.6 million, proceeds of $10.0 million used to pay down our outstanding debt, and payments totaling $1.5 million to satisfy withholding taxes on equity awards that are net share settled.  This was partially offset by cash received from the exercise of employee stock options of $1.3 million.  Net cash provided by financing activities for the first quarter of 2008 reflected proceeds of $1.8 million received from the exercise of employee stock options, net of taxes paid associated with the exercise of stock-settled stock appreciation rights and vesting of restricted stock units.

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

At March 31, 2009, we had negative working capital of $(58.5) million, compared to negative working capital of $(47.9) million at December 31, 2008. Our negative working capital is due to our recent common stock repurchases, totaling $14.6 million and $61.6 million during the first quarter of 2009 and fiscal 2008, respectively and our deferred revenue balance, primarily resulting from our transition to a predominately term pricing model. Excluding deferred revenues and deferred taxes, we had working capital of $68.1 million at March 31, 2009, compared to $85.6 million at December 31, 2008.

Credit Facility

In February 2007, Advent Software, Inc. and certain of our domestic subsidiaries entered into a senior secured credit facility agreement (the “Credit Facility”) with Wells Fargo Foothill, Inc. (the “Lender”). Under the Credit Facility, the Lender will provide the Company with a revolving line of credit up to an aggregate amount of $75 million, subject to a borrowing base formula, to provide backup liquidity for general corporate purposes, including stock repurchases, or investment opportunities for a period of three years. As of March 31, 2009 and December 31, 2008, the Company maintained a debt balance of $15.0 million and $25.0 million, respectively, and was in compliance with all associated covenants. In April 2009, the Company repaid $7.5 million of the debt under its Credit Facility, resulting in a $7.5 million balance as of April 30, 2009.

Common Stock Repurchases

On October 30, 2008, our Board authorized the repurchase of up to 3.0 million shares of the Company’s common stock.

During the first quarter of 2009, the Company repurchased 690,000 shares of its common stock under the stock repurchase program approved by the Board in October 2008 for an average price per share of $21.13. At March 31, 2009, there remained approximately 1.0 million shares authorized by the Board for repurchase.

We expect that for the next year, our operating expenses will continue to constitute a significant use of cash flow. In addition, we may use cash to fund acquisitions, repurchase additional common stock, or invest in other businesses, when opportunities arise. Based upon the predominance of our revenues from recurring sources, term license bookings performance and current expectations, we believe that our cash and cash equivalents, cash generated from operations and availability under our Credit Facility will be sufficient to satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases and financing activities for the next year. However, if we identify opportunities that exceed our current expectation, we may choose to seek additional capital resources through equity or debt financing. However, such financing may not be available at all particularly in the current economic environment, or if available may not be obtainable on terms favorable to us and could be dilutive

Off-Balance Sheet Arrangements and Contractual Obligations

The following table summarizes our contractual cash obligations as of March 31, 2009 (in thousands):

	Nine
	Months Ended
	December 31	Years Ended December 31
	2009	2010	2011	2012	2013	Thereafter	Total
Operating lease obligations, net of sub-lease income	$5,361	$6,706	$6,243	$5,393	$4,783	$17,818	$46,304

Debt	—	15,000	—	—	—	—	15,000

Total	$5,361	$21,706	$6,243	$5,393	$4,783	$17,818	$61,304

At March 31, 2009 and December 31, 2008, we had a gross liability of $7.2 million and $6.9 million for uncertain tax positions associated with the adoption of FIN 48. Since almost all of this liability relates to reserves against deferred tax assets that we do not expect to utilize in the short term, we cannot estimate the timing of potential future cash settlements and have not included any estimates in the table of contractual cash obligations above. Additionally, our cash payments for income taxes will continue to be nominal over the next few years as we have significant net operating losses, capital losses and tax credit carryforwards to utilize.

At March 31, 2009 and December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Historically, much of our revenues and capital spending was transacted in US dollars. However, since the acquisitions of Advent Denmark, Advent Norway, Advent Sweden, Advent Netherlands, and Advent Europe’s remaining distributors in the United Kingdom and Switzerland, whose service and certain license revenues and capital spending, are transacted in local country currencies, we have greater exposure to foreign currency fluctuations. Additionally as of March 31, 2009, $38.9 million of goodwill and $1.7 million of other intangibles from the acquisition of these entities are denominated in foreign currency. Therefore a hypothetical change of 10% could increase or decrease our assets and equity by approximately $3 million and could increase or decrease our condensed consolidated results of operations or cash flows by approximately $0.3 million.

Our interest rate risk related primarily to our investment portfolio, which consisted of $48.4 million in cash and cash equivalents as of December 31, 2008 and $36.3 million in cash equivalents as of March 31, 2009. Cash equivalent securities were comprised of overnight US government and treasury obligation money market mutual funds which would not be materially affected by an immediate sharp increase or decrease in interest rates.

Effective November 2008, we also have interest rate risk relating to debt under our line of credit facility which is indexed to the Wells Fargo LIBOR rate. As of March 31, 2009, we had $15.0 million borrowed against the facility. In April 2009, the Company repaid $7.5 million of the debt under its Credit Facility, resulting in a $7.5 million dollar balance as of April 30, 2009.

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

Our investments in privately held companies are assessed for impairment when a review of the investee’s operations indicates that a decline in value of the investment is other-than-temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. Impaired investments in privately held companies are written down to estimated fair value. We estimate fair value using a variety of valuation methodologies. Such methodologies include comparing the private company with publicly traded companies in similar lines of business, applying revenue and price/earnings multiples to estimated future operating results for the private company and estimating discounted cash flows for that company. We could lose our entire investment in these companies. At March 31, 2009 and December 31, 2008, our net investment in one privately-held company totaled $0.5 million.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Principal Executive and Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(f) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Principal Executive and Financial Officer has concluded our disclosure controls and procedures were effective as of March 31, 2009 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to Advent’s management, including our Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting which were identified in connection with the evaluation required by Rule 13a-15(e) of the Exchange Act that occurred during the first quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, Advent’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

On March 8, 2005, certain of the former shareholders of Kinexus and the shareholders’ representative filed suit against Advent in the Delaware Chancery Court. The complaint alleges that Advent breached the Agreement and Plan of Merger dated as of December 31, 2001 pursuant to which Advent acquired all of the outstanding shares of Kinexus due principally to the fact that no amount was paid by Advent on an earn-out of up to $115 million. The earn-out, which was payable in cash or stock at the election of Advent, was based upon Kinexus meeting certain revenue targets in both 2002 and 2003. The complaint seeks unspecified compensatory damages, an accounting and restitution for unjust enrichment. Advent advised the shareholders’ representative in January 2003 that the earn-out terms had not been met in 2002 and accordingly no earn-out was payable for 2002 and would not be payable for 2003. There has been no further activity in this case since additional document discovery and interrogatory answers were provided by the parties in December 2008. Advent disputes the plaintiff’s claim and believes that it has meritorious defenses and intends to vigorously defend this action.  Management has not determined that any potential loss associated with this litigation is either probable or reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

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

The market for investment management software systems has been and currently is negatively affected by a number of factors, including reductions in capital expenditures by customers and poor performance of major financial markets. The current market downturn, dissolution and acquisitions of our clients and prospects, the decline in Assets Under Administration (AUA) or Assets Under Management (AUM) as a result of significant declines in asset values of our clients and the accompanying market uncertainty affects and will continue to affect both our ability to sell our solutions and the amount of revenue we receive from such sales. The target clients for our products include a range of financial services organizations that manage investment portfolios. In addition, in our MicroEdge business segment, we target corporations, public funds, universities and non-profit organizations, which also manage investment portfolios and have many of the same needs. The success of many of our clients is intrinsically linked to the health of the financial markets. The demand for our solutions has been and currently is disproportionately affected by fluctuations, disruptions, instability and downturns in the economy and financial services industry, which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products. We have recently experienced some clients and prospects delaying or cancelling additional license purchases. For example, our bookings in the first quarter of 2009 were lower than they have been in previous quarters. In addition, some prospects and clients have gone out of business, undergone personnel reductions or turnover, or have been acquired, which we expect to continue as the financial markets face continued hardship.

Beginning in the second half of 2007, difficulties in the mortgage and broader credit markets in the United States and elsewhere resulted in a relatively sudden and substantial decrease in the availability of credit and a corresponding increase in funding costs.  More recently, the current volatility and uncertainty in the financial markets generally has also caused large losses, layoffs, dissolutions and acquisitions by financial institutions and other clients, have resulted and will likely continue to result in reduced expenditures for software and related services. Additionally, the economic downturn has also decreased our clients’ AUA or AUM, which in turn causes our revenues to decrease since some pricing is based on assets under administration or management. In addition, the failure of existing investment firms or the slowdown in the formation of new investment firms could cause a decline in demand for our solutions. Consolidation of financial services firms and other clients will result in reduced technology expenditures or acquired customers using the acquirer’s own proprietary software and services solutions or the solutions of another vendor.  In some circumstances where both acquisition parties are customers of Advent, the combined entity may require fewer Advent products and services than each individually licensed, thus reducing our revenue. Challenging economic conditions may also cause our customers to experience difficulty with gaining timely access to sufficient credit or our customers may become unable to pay for the products or services they have purchased, which could result in their inability to fulfill or make timely payments to us. If that were to occur, our ability to collect receivables would be negatively affected, and our reserves for doubtful accounts and write-offs of accounts receivable may increase.

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

As a result of a lengthy and unpredictable sales cycle, we have limited ability to forecast the timing and amount of specific perpetual license sales, or term license sales which we report quarterly as annual term license contract value (ACV). The timing of large individual license sales is especially difficult to forecast, and we may not be successful in closing large license transactions on a timely basis or at all. Customers may postpone their purchases of our existing products or product enhancements in advance of the anticipated introduction of new products or product enhancements by us or our competitors. Accordingly, our perpetual license revenue or our level of ACV in any particular period is subject to significant fluctuation. For example, during the first quarter of 2009, our perpetual license revenue decreased by 31% and ACV decreased by 40% compared to the first quarter of the previous year.

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

Revenues recognized from recurring contracts represented 84%, 79% and 77% of total net revenues in the first quarter of 2009, fiscal 2008 and 2007, respectively. We expect to continue to derive a significant portion of our revenue from our clients’ renewal of term license, perpetual maintenance and other recurring contracts and such renewals are critical to our future success. Some factors that may affect the renewal rate of our contracts include:

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

Most of our perpetual license customers have historically renewed their annual maintenance although our customers have no obligation to renew such maintenance after the first year of their license agreements. In addition, our customers may select maintenance levels less advantageous to us upon renewal, which may reduce recurring revenue from these customers. The current market downturn has caused, and may in the future cause, some clients not to renew their maintenance or reduce their level of maintenance, which would affect our renewal rates and revenue. Our renewal rates are based on cash collections and are disclosed one quarter in arrears. Our renewal rates for the fourth quarter of 2008 were below the ranges of our previous four quarters. The decrease in renewal rates reflects increases in the number of customers who have gone out of business as well as from slower payments received from renewal clients.

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

In the first quarter of 2009 and in fiscal 2008 and 2007, we recognized 84%, 79% and 77%, respectively, of total net revenues from recurring sources, which we define as revenues from term license, maintenance on perpetual licenses, and other recurring revenue. We generally recognize revenue from these sources ratably over the terms of these agreements, which typically range from one to three years. As a result, almost all of our revenues in any quarter are generated from contracts entered into during previous periods.

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

Further, because of the large percentage of revenue from recurring sources, our historical operating results on a generally accepted accounting principles (GAAP) basis will not necessarily be the sole or most relevant factor in predicting our future operating results. Accordingly, we report non-GAAP information, such as our quarterly term license bookings metrics (expressed as annual term license contract value, “ACV”) and maintenance renewal rates, that is intended to provide investors with certain of the information that management uses as a basis for planning and forecasting of future periods. However, placing undue reliance upon non-GAAP or operating information is not appropriate because this information is neither standardized across companies nor subjected to the same control activities and audit procedures that produce our GAAP financial results.

The current market downturn has started to cause, and may in the future cause more, clients not to renew their licenses or maintenance, which would affect our renewal rates. Also, the significant declines in market value of our clients affect their AUA or AUM.  Consequently, we may also experience a decline in the ACV of bookings since the pricing of some of our products is based upon our client’s AUA or AUM.  Furthermore, we have some contracts for which clients pay us fees based on the greater of a negotiated annual minimum fee or a calculated fee that is determined by the client’s AUA or AUM. If a client previously had paid us based on the calculated fee, rather than the annual minimum fee, we would experience a decline in revenue as a result of any decline in those clients’ AUA or AUM.

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

Revenues from recurring sources have grown from 75% in fiscal 2006, to 77% in 2007, to 79% in 2008 and to 84% in the first quarter of fiscal 2009. Term license revenues comprised approximately 43% of term license, maintenance and other recurring revenues during the first quarter of 2009 compared to 29% in the first quarter of 2008. During fiscal 2008, term license revenues comprised approximately 32% of term license, maintenance and other recurring revenues as compared to approximately 22% and 14% in fiscal 2007 and 2006, respectively. Term license contracts are comprised of both software licenses and maintenance services. Individual perpetual software licenses vary significantly in value, and the value and timing of these transactions can therefore cause our quarterly perpetual license revenues to fluctuate. As we continue to sign term license agreements for new customers, grow our subscription, data management and outsourced services revenues, and our customers renew their perpetual maintenance, we expect our revenue from recurring sources to continue to represent over 80% of our total net revenues.

When a customer purchases a term license together with implementation services, we do not recognize any revenue under the contract until the implementation services are substantially completed and then we recognize revenue ratably over the remaining length of the contract. If the implementation services are still in progress as of quarter-end, we will defer all of the contract revenues to a subsequent quarter. For example, during the first quarter of 2008, we deferred net revenues of $1.9 million and directly related expenses of $0.8 million. At the point professional services are substantially completed, we recognize a pro-rata amount of the term license revenue, professional services fees earned and related expenses, based on the elapsed time from the start of the term license to the substantial completion of professional services. For the first time, in the first quarter of 2009, the revenue recognized from completed implementations exceeded the revenue deferred from projects being implemented with net revenues of $2.7 million and $0.4 million of directly related expenses. Term license revenue for the remaining contract years and the remaining deferred professional services revenue and related expenses are recognized ratably over the remaining contract length. The term license component of the deferred revenue balance will increase or decrease in the future depending on the amount of new term license bookings relative to the number of implementations that reach substantial completion in a particular quarter. Although our substantial revenue from  recurring sources under our term license model provides us with longer term stability and more visibility in the short term,  our quarterly net revenues and operating results may still fluctuate significantly depending on these and other factors. Our expense levels are relatively fixed in the short-term. Due to the fixed nature of these expenses, combined with the relatively high gross margin historically achieved on our products, an unanticipated decline in net revenues in any particular quarter may adversely affect our operating results.

In addition, we experience seasonality in our licensing. We believe that this seasonality results primarily from customer budgeting cycles and the annual nature of some AUA or AUM contracts, and expect this seasonality to continue in the future.  The fourth quarter of the year typically has more licensing activity.  That can result in term license bookings and perpetual license fee revenue being the highest in the fourth quarter, followed by lower term license bookings and perpetual license revenue in the first quarter of the following year. This seasonality may be adversely affected by the current market downturn and worsening economic conditions.  Also, term licenses entered into during a quarter may not result in recognition of associated revenue until later quarters, as we begin recognizing revenue for such licenses when the related implementation services are substantially complete. In addition, we may incur commission and bonus expenses in the period in which we enter into a license, but not recognize the associated revenue until later periods.

Because of the above factors, we believe that quarter-to-quarter comparisons of our operating results are not necessarily reliable indicators of future performance.

If our relationship with Financial Times/Interactive Data is terminated or other large subscription-based relationships are terminated, our business may be harmed.

Many of our clients use our proprietary interface to electronically retrieve pricing and other data from Financial Times/Interactive Data (“FTID”). FTID pays us a commission based on their revenues from providing this data to our clients. Our software products have been customized to be compatible with their system and this software would need to be redesigned if their services were unavailable for any reason. Termination of our current agreement with FTID would require at least two years’ notice by either us or them, or 90 days in the case of material breach. Our operating results would be adversely impacted if our relationship with FTID was terminated or their services were unavailable to our clients for any reason. In recent years, Advent has entered into contracts relating to our subscription, data management revenue streams and outsourced services with contract values that are substantially larger than we have customarily entered into in the past, including our agreement with TIAA-CREF.  It is too early to know whether we will be able to continue to sign large recurring revenue contracts of this nature, and our operating results could be adversely impacted if those agreements are not fully implemented, terminated or not renewed or if we are unable to continue to generate similar opportunities.  Some of these agreements are subject to milestones, acceptance and penalties and there is no assurance that these agreements will be fully implemented, renewed, or that Advent will be able to enter similar or larger sized contracts in the future.

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

We have relied on our ability to grant equity compensation as one mechanism for recruiting and retaining such highly skilled personnel. In making employment decisions, particularly in the high-technology industries and San Francisco Bay Area, job candidates often consider the value of the equity awards they are to receive in connection with their employment. Fluctuations in our stock price may make it more difficult to retain and motivate employees. The recent significant adverse volatility in our stock price has resulted in many employees’ stock option and/or stock appreciation right exercises exceeding the underlying stock’s market value as well as the deterioration in the value of employees restricted stock units granted, thus lessening the effectiveness of retaining employees through stock-based awards. Additionally, accounting regulations requiring the expensing of equity compensation impair our ability to provide these incentives without reporting significant compensation costs.

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

We market and sell our products in the United States and, to a growing extent, internationally. From 2001 through 2005, we acquired the subsidiaries of our independent distributor. In addition, we have begun to expand our sales in relatively new jurisdictions for Advent, such as the Middle East, Eastern Europe, and Asia. In 2006 we opened a branch office of Advent Europe Ltd. in the United Arab Emirates, and we established a subsidiary of Advent Software, Inc. in Hong Kong in 2008.  We cannot be certain that establishing businesses in other countries will produce the desired levels of revenues, such as in the case of our former Greek subsidiary, Advent Hellas, which produced less than satisfactory revenues and profitability before its sale by Advent in 2005. Also, the recent worldwide decline in financial markets may disrupt our sales efforts in overseas markets. We currently have limited experience in developing localized versions of our products and marketing and distributing our products internationally. In other instances, we may rely on the efforts and abilities of foreign business partners in such markets. For example, we have begun to outsource certain engineering activities with a business partner located in China. In addition, international operations are subject to other inherent risks, including:

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

In addition to the severe market conditions of recent months, other catastrophic events such as abrupt political change, terrorist acts, conflicts or wars may cause damage or disruption to the economy, financial markets and our customers. The potential for future attacks, the national and international responses to attacks or perceived threats to national security and other actual or potential conflicts or wars  have created many economic and political uncertainties. Although it is impossible to predict the occurrences or consequences of any such events, they could unsettle the financial markets or result in a decline in information technology spending, which could have a material adverse effect on our revenues.

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

Our Chief Executive Officer and the Chairman of our board of directors own or control, indirectly or directly, a substantial number of shares of our common stock (approximately 38% as of March 20, 2009). As a result, if these people act together, they will have the ability to exert significant influence on matters submitted to our stockholders for approval, such as the election or removal of directors, amendments to our certificate of incorporation or the approval of a business combination.

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

In particular, in the first quarter of 2006, we adopted SFAS 123R which requires the measurement of all stock-based compensation to employees, including grants of employee stock options, restricted stock units and stock appreciation rights, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The adoption of SFAS 123R had a significant adverse effect on our results of operations. It will continue to significantly adversely affect our results of operations and has resulted in changes to our compensation practices, such as an increased reliance on using equity vehicles such as stock-settled stock appreciation rights (“SAR”) and restricted stock units (“RSU”).

We also adopted FIN 48 in the first quarter of 2007. The adoption of FIN 48 resulted in an increase in both assets and liabilities in our consolidated balance sheet as of the beginning of fiscal 2007 and may create increased volatility in our future operating results.

Additionally, in December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), (“SFAS 141R”), “Business Combinations,” which changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition related restructuring liabilities, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. FAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We currently believe that the adoption of SFAS 141R will result in the recognition of certain types of expenses in our results of operations that we currently capitalize pursuant to existing accounting standards and may also impact our financial statement in other ways. Additionally, the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.

Borrowings under our credit facility must be repaid if we fail to comply with certain covenants.

In February 2007, we entered into a senior secured facility agreement which provides us with a revolving line of credit up to an aggregate amount of $75.0 million. We have in the past, and may in the future, borrow under the credit facility in order to fund working capital requirements, make share repurchases of our common stock or fund acquisitions. In addition, if our anticipated cash flow from our recurring sources of revenue is materially impaired due to customer defaults or failure to renew term licenses or maintenance contracts, our ability to borrow under the credit facility, or continue to meet the contractual covenants, may be compromised. Our continued ability to borrow under our credit facility is subject to compliance with certain financial and non-financial covenants. The financial covenant is limited to a maximum ratio of senior debt to earnings before interest, taxes, depreciation, and amortization (EBITDA), adjusted for cost capitalizations, extraordinary gains (losses) and non-cash stock compensation. Our failure to comply with such covenants could cause default under the agreement, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unfavorable terms, particularly in the current economic environment. In the event of a default which is not remedied within the prescribed timeframe, the assets of the Company (subject to the amount borrowed) may be attached or seized by the lender. On October 30, 2008, the Board of Directors authorized a share repurchase program of up to 3.0 million shares, and in November 2008, we borrowed $25.0 million under the credit facility to fund a portion of these repurchases, of which $15.0 million and $7.5 million was outstanding as of March 31, 2009 and April 30, 2009, respectively.

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

As of December 31, 2008, approximately 360 or 4% of our clients utilized trading commissions (“soft dollar arrangements”) to pay for software products and services. During fiscal 2007 and 2006, the total value of Advent products and services paid with soft dollars was approximately 4% and 5% of our total billings. Such soft dollar arrangements could be impacted by changes in the regulations governing those arrangements.

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

On October 30, 2008, Advent’s Board authorized the repurchase of up to 3.0 million shares of the Company’s outstanding common stock. During the first quarter of 2009, Advent repurchased an aggregate of 690,000 shares of common stock for a total cash outlay of $14.6 million and at an average price of $21.13 per share. The following table provides a month-to-month summary of the repurchase activity under the stock repurchase program approved by the Board in October 2008 during the three months ended March 31, 2009:

			Maximum
	Total	Average	Number of Shares That
	Number	Price	May Yet Be Purchased
	of Shares	Paid	Under Our Share
	Purchased	Per Share	Repurchase Programs
	(shares in thousands)

January 2009	593	$20.89	1,077
February 2009	97	22.59	979
March 2009	—	—	979

Total	690	$21.13	979

In addition to the repurchases disclosed above, we withheld shares through net share settlements during the three months ended March 31, 2009. These share withholdings from employees represent shares cancelled when surrendered in lieu of cash payments for withholding taxes due. The following tables provides a month-to-month summary of the repurchase activity upon the employee vesting of restricted stock units and the exercise of stock-settled stock appreciation rights under our equity compensation plan to satisfy tax withholding obligations during the three months ended March 31, 2009 (in thousands, except per share data):

	Total		Maximum Number
	Number	Average	of Shares that May
	of Shares	Price Per	Yet Be Purchased
Month	Repurchased	Share	Under the Plan

January	2	$21.50	—
February	44	$29.05	—
March	5	$29.42	—

Total	51	$28.81	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

ADVENT SOFTWARE, INC.

Dated: May 7, 2009	By:	/s/ Stephanie G. DiMarco
Stephanie G. DiMarco Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

Dated: May 7, 2009	By:	/s/ James S. Cox
James S. Cox Vice President and Corporate Controller (Principal Accounting Officer)