Form 10-Q
period 2009-06-30
ADVENT SOFTWARE INC /DE/
filed 2009-08-06
CIK 1002225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-26994

ADVENT SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2901952
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2009 was 25,491,455.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30	December 31
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$47,038	$48,351
Accounts receivable, net	45,516	51,670
Deferred taxes, current	13,133	13,121
Prepaid expenses and other	17,574	20,153
Total current assets	123,261	133,295
Property and equipment, net	38,244	41,240
Goodwill	151,232	149,609
Other intangibles, net	26,849	29,110
Deferred taxes, long-term	54,785	54,786
Other assets	10,642	11,554

Total assets	$405,013	$419,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,966	$5,625
Accrued liabilities	26,083	27,924
Deferred revenues	141,131	146,714
Income taxes payable	6,141	978
Total current liabilities	177,321	181,241
Deferred income taxes	280	286
Long-term debt	—	25,000
Deferred revenue, long-term	6,987	6,449
Other long-term liabilities	10,148	10,795
Total liabilities	194,736	223,771

Commitments and contingencies (See Note 10)

Stockholders’ equity:
Common stock	254	257
Additional paid-in capital	369,509	365,351
Accumulated deficit	(168,216)	(176,484)
Accumulated other comprehensive income	8,730	6,699
Total stockholders’ equity	210,277	195,823

Total liabilities and stockholders’ equity	$405,013	$419,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Net revenues:
Term license, maintenance and other recurring	$59,742	$50,838	$120,639	$99,977
Perpetual license fees	3,323	5,242	7,225	10,867
Professional services and other	6,467	7,947	14,454	14,656

Total net revenues	69,532	64,027	142,318	125,500

Cost of revenues:
Term license, maintenance and other recurring	12,272	11,379	24,408	22,313
Perpetual license fees	128	224	303	541
Professional services and other	8,010	8,519	16,691	16,245
Amortization of developed technology	1,446	732	2,963	1,454

Total cost of revenues	21,856	20,854	44,365	40,553

Gross margin	47,676	43,173	97,953	84,947

Operating expenses:
Sales and marketing	16,280	15,626	33,357	31,016
Product development	12,881	13,008	26,476	25,898
General and administrative	9,438	9,232	18,701	18,459
Amortization of other intangibles	444	242	888	729
Restructuring charges (benefit)	2	(1)	47	55

Total operating expenses	39,045	38,107	79,469	76,157

Income from operations	8,631	5,066	18,484	8,790

Interest and other income, net	2,201	3,559	1,824	3,786

Income before income taxes	10,832	8,625	20,308	12,576
Provision for income taxes	2,810	1,270	6,057	2,586

Net income	$8,022	$7,355	$14,251	$9,990

Net income per share:
Basic	$0.32	$0.28	$0.56	$0.37
Diluted	$0.31	$0.26	$0.55	$0.36

Weighted average shares used to compute net income per share:
Basic	25,288	26,712	25,265	26,641
Diluted	26,140	28,119	26,053	28,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30
	2009	2008
Cash flows from operating activities:
Net income	$14,251	$9,990
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	9,152	7,252
Depreciation and amortization	8,664	6,220
Loss on dispositions of fixed assets	40	2
Provision for doubtful accounts	217	485
Provision for sales returns	797	4
Gain on investments	(2,056)	(3,393)
Deferred income taxes	(18)	(66)
Other	8	3
Effect of statement of operations adjustments	16,804	10,507
Changes in operating assets and liabilities:
Accounts receivable	5,929	5,688
Prepaid and other assets	3,435	(571)
Accounts payable	(1,670)	3,034
Accrued liabilities	(2,416)	(5,870)
Deferred revenues	(5,842)	10,282
Income taxes payable	5,163	1,979
Effect of changes in operating assets and liabilities	4,599	14,542

Net cash provided by operating activities	35,654	35,039

Cash flows from investing activities:
Purchases of property and equipment	(1,789)	(9,777)
Capitalized software development costs	(1,314)	(420)
Proceeds from sale of investments	2,056	3,393
Change in restricted cash	—	(248)

Net cash used in investing activities	(1,047)	(7,052)

Cash flows from financing activities:
Proceeds from exercises of stock options	2,383	3,240
Withholding taxes related to equity award net share settlement	(1,792)	(1,271)
Proceeds from common stock issued under the employee stock purchase plan	2,946	2,576
Common stock repurchased and retired	(14,578)	—
Repayment of long-term borrowing	(25,000)	—

Net cash provided by (used in) financing activities	(36,041)	4,545

Effect of exchange rate changes on cash and cash equivalents	121	322

Net change in cash and cash equivalents	(1,313)	32,854
Cash and cash equivalents at beginning of period	48,351	49,589

Cash and cash equivalents at end of period	$47,038	$82,443

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

Note 2—Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2009, as compared to the recent accounting pronouncements described in Advent’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, that are of significance, or potential significance, to the Company.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively. The Company’s adoption of FSP FAS 157-4 during the three months ended June 30, 2009 did not have a material impact to the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of FSP FAS 115-2 and FAS 124-2 during the three months ended June 30, 2009 did not have a material impact to the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of FSP FAS 107-1 and APB 28-1 during the quarter ended June 30, 2009 did not have a material impact the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of SFAS 165 are effective for interim and annual reporting periods ending after June 15, 2009 and are effective for the Company in the second quarter of fiscal 2009. Since SFAS 165 only requires additional disclosures, adoption of SFAS 165 did not have an impact to the Company’s condensed consolidated financial position, results of operations or cash flows. See Note 16, “Subsequent Event” to our condensed consolidated financial statements for our discussion of the subsequent event that has occurred since the balance sheet date of June 30, 2009.

Note 3—Stock-Based Compensation

Equity Award Activity

A summary of the status of the Company’s stock option and stock appreciation right (“SAR”) activity for the period presented follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Life	Value
	(in thousands)	Price	(in years)	(in thousands)

Outstanding at December 31, 2008	4,093	$28.26
Options & SARs granted	549	$31.15
Options & SARs exercised	(194)	$20.68
Options & SARs canceled	(70)	$35.94
Outstanding at June 30, 2009	4,378	$28.84	6.47	$28,285
Exercisable at June 30, 2009	2,590	$25.29	5.08	$24,025

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $32.79 as of June 30, 2009 for options that were in-the-money as of that date.

The weighted average grant date fair value of options and SARs granted (as determined under SFAS 123R), total intrinsic value of options and SARs exercised and cash received from option exercises during the six months ended June 30, 2009 and 2008 were as follows (in thousands, except weighted average grant date fair value):

	Six Months Ended June 30
	2009	2008
Options and SARs
Weighted average grant date fair value	$14.57	$18.41
Total intrinsic value of awards exercised	$2,078	$5,091

Options
Cash received from exercises	$2,383	$3,240

The Company settles exercised stock options and SARs with newly issued common shares.

A summary of the status of the Company’s restricted stock unit (“RSU”) activity for the six months ended June 30, 2009 is as follows:

		Weighted
	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value

Outstanding and unvested at December 31, 2008	700	$37.89

RSUs granted	190	$32.30

RSUs vested	(139)	$36.58

RSUs canceled	(11)	$39.86

Outstanding and unvested at June 30, 2009	740	$36.67

The weighted average grant date fair value was determined based on the closing market price of the Company’s common stock on the date of the award. The aggregate intrinsic value of RSUs outstanding at June 30, 2009 was $24.3 million, using the closing price of $32.79 per share as of June 30, 2009.

Stock-Based Compensation Expense

The effect of stock-based employee compensation expense recognized on Advent’s condensed consolidated statement of operations for the three and six months ended June 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Statement of operations classification
Cost of term license, maintenance and other recurring revenues	$505	$323	$874	$613
Cost of professional services and other revenues	353	258	658	495
Total cost of revenues	858	581	1,532	1,108

Sales and marketing	1,526	1,099	2,732	2,137
Product development	1,367	1,009	2,481	1,880
General and administrative	1,338	1,172	2,407	2,127
Total operating expenses	4,231	3,280	7,620	6,144

Total stock-based employee compensation expense	$5,089	$3,861	$9,152	$7,252

Tax effect on stock-based employee compensation	(1,694)	(1,351)	$(3,509)	$(2,651)

Net effect on net income	$3,395	$2,510	$5,643	$4,601

Advent capitalized stock-based employee compensation expense of $120,000 and $85,000 during the six months ended June 30, 2009 and 2008, respectively, associated with the Company’s software development, internal-use software and professional services implementation projects.

As of June 30, 2009, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimated forfeitures, was $34.0 million and is expected to be recognized through the remaining vesting period of each grant, with a weighted average remaining period of 2.7 years.

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Stock Options & SARs
Expected volatility	50.7% - 52.0%	42.8% - 43.5%	50.7% - 57.7%	41.8% - 43.5%
Expected life (in years)	4.17 - 5.10	3.82 - 5.27	4.17 - 5.47	3.82 - 5.27
Risk-free interest rate	1.8% - 3.0%	2.8% - 3.9%	1.8% - 3.0%	2.6% - 3.9%
Expected dividends	None	None	None	None

Employee Stock Purchase Plan
Expected volatility	58.3% - 72.8%	43.8% - 46.0%	58.3% - 72.8%	43.8% - 46.0%
Expected life (in months)	6	6	6	6
Risk-free interest rate	0.3% - 0.4%	2.0% - 3.4%	0.3% - 0.4%	2.0% - 3.4%
Expected dividends	None	None	None	None

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share data):

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Numerator:
Net income	$8,022	$7,355	$14,251	$9,990

Denominator:
Denominator for basic net income per share-weighted average shares outstanding	25,288	26,712	25,265	26,641

Dilutive common equivalent shares:
Employee stock options and other	852	1,407	788	1,405

Denominator for diluted net income per share-weighted average shares outstanding, assuming exercise of potential dilutive common shares	26,140	28,119	26,053	28,046

Basic net income per share	$0.32	$0.28	$0.56	$0.37
Diluted net income per share	$0.31	$0.26	$0.55	$0.36

Weighted average stock options, SARs and RSUs of approximately 2.4 million and 2.6 million for the three and six months ended June 30, 2009, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. Similarly, weighted average stock options, SARs and RSUs of approximately 1.4 million and 1.0 million for the three and six months ended June 30, 2008, respectively, were excluded from the calculation of diluted net income per share.

Note 5—Goodwill

The changes in the carrying value of goodwill for the six months ended June 30, 2009 were as follows (in thousands):

Goodwill

Balance at December 31, 2008	$149,609
Translation adjustments	1,677
Other	(54)

Balance at June 30, 2009	$151,232

Foreign currency translation adjustments totaling $1.7 million reflect the general weakening of the U.S. dollar versus European currencies during the six months ended June 30, 2009.

Note 6—Other Intangibles

The following is a summary of other intangibles as of June 30, 2009 (in thousands):

	Average
	Amortization	Other		Other
	Period	Intangibles,	Accumulated	Intangibles,
	(Years)	Gross	Amortization	Net

Purchased technologies	4.9	$30,616	$(16,231)	$14,385
Product development costs	3.0	10,204	(5,450)	4,754

Developed technology sub-total		40,820	(21,681)	19,139

Customer relationships	6.1	30,033	(23,338)	6,695
Other intangibles	4.1	1,587	(572)	1,015

Other intangibles sub-total		31,620	(23,910)	7,710

Balance at June 30, 2009		$72,440	$(45,591)	$26,849

The following is a summary of other intangibles as of December 31, 2008 (in thousands):

	Average
	Amortization	Other		Other
	Period	Intangibles,	Accumulated	Intangibles,
	(Years)	Gross	Amortization	Net

Purchased technologies	4.9	$30,337	$(14,361)	$15,976
Product development costs	3.0	8,823	(4,272)	4,551

Developed technology sub-total		39,160	(18,633)	20,527

Customer relationships	6.1	30,023	(22,618)	7,405
Other intangibles	4.0	1,578	(400)	1,178

Other intangibles sub-total		31,601	(23,018)	8,583

Balance at December 31, 2008		$70,761	$(41,651)	$29,110

The changes in the carrying value of other intangibles during the six months ended June 30, 2009 were as follows (in thousands):

	Other		Other
	Intangibles,	Accumulated	Intangibles,
	Gross	Amortization	Net

Balance at December 31, 2008	$70,761	$(41,651)	$29,110
Additions	1,313	—	1,313
Stock-based compensation additions	67	—	67
Amortization	—	(3,851)	(3,851)
Translation adjustments	299	(89)	210

Balance at June 30, 2009	$72,440	$(45,591)	$26,849

Based on the carrying amount of intangible assets as of June 30, 2009, the estimated future amortization is as follows (in thousands):

	Six
	Months Ended
	December 31	Years Ended December 31
	2009	2010	2011	2012	2013	Thereafter	Total
Estimated future amortization of:
Developed technology	$3,101	$5,768	$4,480	$3,600	$2,190	$—	$19,139
Other intangibles	801	1,212	1,092	1,093	1,047	2,465	7,710

Total	$3,902	$6,980	$5,572	$4,693	$3,237	$2,465	$26,849

Note 7—Balance Sheet Detail

The following is a summary of prepaid expenses and other (in thousands):

	June 30	December 31
	2009	2008

Prepaid commission	$5,403	$6,019
Prepaid contract expense	5,863	7,473
Prepaid royalty	1,185	1,744
Other	5,123	4,917

Total prepaid expenses and other	$17,574	$20,153

The following is a summary of other assets, net (in thousands):

	June 30	December 31
	2009	2008

Long-term investments	$500	$500
Long-term prepaid commissions	3,508	4,915
Deposits	2,961	3,255
Prepaid contract expense, long-term	3,670	2,859
Other	3	25

Total other assets, net	$10,642	$11,554

Long-term investments include an equity investment in a privately held company. This equity investment is carried at the lower of cost or fair value at June 30, 2009 and December 31, 2008. Deposits include restricted cash of $1.9 million to secure a bank letter of credit associated with the Company’s definitive lease agreement, as amended, with Toda Development, Inc. (“Toda”) for its San Francisco headquarters facility.

The following is a summary of accrued liabilities (in thousands):

	June 30	December 31
	2009	2008

Salaries and benefits payable	$16,191	$18,492
Accrued restructuring, current portion	564	823
Other	9,328	8,609

Total accrued liabilities	$26,083	$27,924

Accrued restructuring charges are discussed further in Note 9, “Restructuring Charges.” Other accrued liabilities include accruals for royalties, sales and business taxes, acquisition related costs, and other miscellaneous items.

The following is a summary of other long-term liabilities (in thousands):

	June 30	December 31
	2009	2008

Deferred rent	$8,043	$8,444
Accrued restructuring, long-term portion	944	1,195
Other	1,161	1,156

Total other long-term liabilities	$10,148	$10,795

Note 8—Comprehensive Income

The components of comprehensive income were as follows for the periods presented (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008

Net income	$8,022	$7,355	$14,251	$9,990
Foreign currency translation adjustment	3,886	5	2,031	2,422

Total comprehensive income	$11,908	$7,360	$16,282	$12,412

Note 9—Restructuring Charges

Minor restructuring initiatives were implemented in the Company’s Advent Investment Management segment in 2006 and in the MicroEdge operating segment in 2008, to reduce costs and improve operating efficiencies. These initiatives have resulted in restructuring charges comprised primarily of costs related to properties abandoned in connection with facilities consolidation, associated write-down of leasehold improvements and severance and associated employee termination costs related to headcount reductions. Advent’s restructuring charges included accruals for estimated losses on facility costs based on the Company’s contractual obligations net of estimated sublease income. Advent reassesses this liability periodically based on market conditions.

During the six months ended June 30, 2009 and 2008, Advent recorded restructuring charges of $47,000 and $55,000, respectively, which related to the present value amortization of facility exit obligations partially offset by adjustments to facility exit assumptions.

The following table sets forth an analysis of the components of the payments and restructuring charges made against the accrual during the six months ended June 30, 2009 (in thousands):

	Facility Exit	Severance &
	Costs	Benefits	Total

Balance of restructuring accrual at December 31, 2008	$1,735	$283	$2,018
Restructuring charges	18	—	18
Cash payments	(286)	(271)	(557)
Adjustment of prior restructuring costs	41	(12)	29

Balance of restructuring accrual at June 30, 2009	$1,508	$—	$1,508

Of the remaining restructuring accrual of $1.5 million at June 30, 2009, $0.6 million and $0.9 million are included in accrued liabilities and other long-term liabilities, respectively, on the accompanying condensed consolidated balance sheet. The remaining excess facility costs of $1.5 million are stated at estimated fair value, net of estimated sublease income of approximately $3.0 million. Advent expects to pay the remaining obligations associated with the vacated facilities no later than over the remaining lease terms, which expire on various dates through 2012.

Note 10—Commitments and Contingencies

Lease Obligations

Advent leases office space and equipment under non-cancelable operating lease agreements, which expire at various dates through December 2018. Some operating leases contain escalation provisions for adjustments in the consumer price index. Advent is responsible for maintenance, insurance, and property taxes. As of June 30, 2009, Advent’s remaining operating lease commitments through 2018 were approximately $44.9 million, net of future minimum rental receipts of $3.4 million to be received under non-cancelable sub-leases.

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

Segment information for the periods presented is as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Net revenues:
Advent Investment Management	$63,076	$57,979	$129,401	$113,243
MicroEdge	6,456	6,048	12,917	12,257

Total net revenues	$69,532	$64,027	$142,318	$125,500

Income from operations:
Advent Investment Management	$13,881	$9,290	$28,005	$17,226
MicroEdge	1,729	611	3,482	999
Unallocated corporate operating costs and expenses:
Stock-based employee compensation	(5,089)	(3,861)	(9,152)	(7,252)
Amortization of developed technology	(1,446)	(732)	(2,963)	(1,454)
Amortization of other intangibles	(444)	(242)	(888)	(729)

Total income from operations	$8,631	$5,066	$18,484	$8,790

On July 27, 2009, the Company executed an Agreement and Plan of Merger to sell the MicroEdge segment, as further described in Note 16, “Subsequent Event”. Following the disposition of MicroEdge, the Company will operate under one reporting segment.

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

In November 2008, the Company drew down $25.0 million against its Credit Facility which bore interest at the Wells Fargo prime rate of 4.0%.  In January 2009, the Company repaid $10.0 million of the debt under its Credit Facility. During February 2009, Advent elected to move from the Wells Fargo prime rate into a monthly LIBOR rate contract on the remaining $15.0 million which bears a rate of 0.45% plus an applicable margin of 1.50% for an all-in rate of 1.95%. During the second quarter of 2009, the Company repaid the remaining outstanding balance of $15.0 million. As of June 30, 2009, there were no outstanding borrowings under the Credit Facility.

Note 13—Income Taxes

The following table summarizes the activity relating to the Company’s unrecognized tax benefits during the six months ended June 30, 2009 (in thousands):

Total

Balance at December 31, 2008	$6,904

Gross increases related to current period tax positions	542

Balance at June 30, 2009	$7,446

At June 30, 2009 and December 31, 2008, Advent had $7.4 million and $6.9 million of gross unrecognized tax benefits, respectively. During the first six months of 2009, Advent increased the amount of unrecognized tax benefits by $0.5 million relating to federal and California research credits. If recognized, the total unrecognized tax benefits would decrease Advent’s tax provision and increase net income $6.2 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of the federal tax benefit of state income tax items. The Company’s liabilities for unrecognized tax benefits relate to federal research credits, California research and enterprise zone tax credits and various state net operating losses.

Advent is subject to taxation in the US and various states and foreign jurisdictions. The material jurisdictions that are subject to examination by tax authorities include California for tax years after fiscal 2003 and the US and New York for tax years after 2004. Currently, Advent and our subsidiary MicroEdge are under examination by the State of New York for tax years 2005 through 2007.

Note 14—Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities. The fair value of these certain financial assets was determined using the following inputs as of June 30, 2009 (in thousands):

Fair Value Measurements at Reporting Date Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money Market Funds (1)	$36,508	$36,508	$—	$—

(1)       Included in cash and cash equivalents on the Company’s condensed consolidated balance sheet

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

The Company also has a direct investment in a privately-held company accounted for under the cost method which is not reported in the table of assets measured at fair value above. This investment, which totaled $0.5 million at June 30, 2009, is periodically assessed for other-than-temporary impairment. If Advent determines that an other-than-temporary impairment has occurred, the Company writes down the investment to its fair value. Advent estimates fair value using a variety of valuation methodologies. Such methodologies include comparing the private company with publicly traded companies in similar lines of business, applying revenue and price/earnings multiples to estimated future operating results for the private company and estimating discounted cash flows for that company.

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

The following table provides a summary of the quarterly repurchase activity during the six months ended June 30, 2008 under the stock repurchase program approved by the Board in October 2008 (in thousands, except per share data):

	Total		Average
	Number		Price
	of Shares		Paid
	Purchased	Cost	Per Share

Q1 2009	690	$14,578	$21.13
Q2 2009	—	—	—

Total	690	$14,578	$21.13

At June 30, 2009, there remained approximately 1.0 million shares authorized by the Board for repurchase.

Note 16—Subsequent Event

In accordance with the recently issued Statement of Financial Accounting Standards No. 165 “Subsequent Events” (“SFAS 165”), the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through August 6, 2009, which is the date the financial statements were issued.

On July 27, 2009, Advent Software, Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Agreement”), by and among the Company, Microedge Holdings, LLC (“Purchaser”), a Delaware limited liability company and an affiliate of Vista Equity Partners III, LLC, Microedge Merger Sub, LLC, a New York limited liability company and a wholly-owned subsidiary of Purchaser (“Merger Sub”), MicroEdge, Inc. (“MicroEdge”) a wholly-owned subsidiary of the Company, and, with respect to Article VII, Article VIII and Article IX thereof only, U.S. Bank National Association as escrow agent. The Agreement provides that, upon the terms and subject to the conditions set forth in the Agreement, the Purchaser will acquire MicroEdge through the merger of MicroEdge with and into Merger Sub.

Under the terms of the agreement, the Purchaser will pay approximately $30 million in cash (the “Purchase Price”) to Advent for all of the outstanding capital stock of MicroEdge subject to adjustment for a working capital adjustment and certain other specified items. Approximately $3 million of the Purchase Price will be placed into escrow for eighteen (18) months following the closing date to be held as security for losses incurred by the Purchaser in the event of certain breaches of the representations and warranties contained in the Agreement or certain other events. The Company anticipates that the acquisition will close in the fourth quarter of 2009 and will result in a gain on sale.

Effective with the Company’s reporting for the third quarter ended September 30, 2009, MicroEdge’s results of operations will be reported as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion in conjunction with our consolidated financial statements and related notes. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended, including, but not limited to statements referencing our expectations relating to future revenues, expenses and operating margins. Forward-looking statements can be identified by the use of terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other similar terms and the negative of such terms regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include, among others, statements regarding in the future of the investment management market and opportunities for us related thereto, future expansion, acquisition, divestment of or investment in other businesses, projections of revenues, future cost and expense levels, expected timing and amount of amortization expenses related to past acquisitions, the adequacy of resources to meet future cash requirements, estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, future client wins, future hiring and future product introductions. Such forward-looking statements are based on our current plans and expectations and involve known and unknown risks and uncertainties which may cause our actual results or performance to be materially different from any results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to the “Risk Factors” set forth in “Item 1A. Risk Factors” in this Form 10-Q, as well as other risks identified from time to time in other Securities and Exchange Commission (“SEC”) reports. You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results, levels of activity or performance and represent our expectations only as of the date they are made.

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

Our software solutions within our MicroEdge subsidiary also support the grant management, gifts matching and volunteer tracking processes for the grant-making community. On July 27, 2009, we entered into a definitive agreement to divest our MicroEdge subsidiary for approximately $30 million. We anticipate that the acquisition will close in the fourth quarter of 2009 and will result in a gain on sale. Effective with the Company’s reporting for the third quarter ended September 30, 2009, MicroEdge’s results of operations will be reported as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). See Note 16, “Subsequent Event” to our condensed consolidated financial statements for further discussion of the subsequent event related to the MicroEdge subsidiary.

Current Economic Environment

In the fourth quarter of 2008, the gross domestic product (“GDP”) contracted at an estimated annual rate of 6% and decreased another 6% during the first quarter of 2009. The equity markets experienced intense volatility with the S&P 500 Index down 22% and 12% during the fourth quarter of 2008 and the first quarter of 2009, respectively. Although these macro-economic indicators stabilized during the second quarter of 2009 (GDP contracted at an estimated annual rate of 1% and the S&P 500 Index was up 15%), our business continued to be impacted by the generally weak macro-economic environment. The current recession has created pressure on our clients to decrease their information technology budgets, which negatively impacted our customer renewal rates and annual term license contract value (“ACV”) in the first half of 2009. Renewal rates, which we report one quarter in arrears, decreased to 85% for the second quarter of 2009 compared to 103% in the second quarter of 2008, while ACV decreased to $3.6 million in the second quarter of 2009, compared to $6.9 million in the comparable period of 2008.

We believe that fiscal 2009 will continue to be a difficult period for the investment management industry in the United States and worldwide. During the first half of 2009, investment managers have seen their revenues decrease as a result of decreases in their assets under management and some hedge funds and other types of clients have gone out of business and we believe more firms may go out of business during 2009. While we are not immune to downturns in technology spending, should our customers continue to reduce or limit their spending, we believe we are well positioned to maintain our competitive position in the longer term for the following reasons:

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

Operating Overview

Operating highlights of our second quarter of 2009 include:

•                 Expanded customer relationships and acceptance of our product offerings. We experienced continued demand for both our newest and largest portfolio management and accounting platforms: Advent Portfolio Exchange (“APX”) and Geneva. We signed 8 APX contracts, bringing the total number of licenses sold globally to 299, and we added 8 new Geneva clients which brings the total number of Geneva licenses sold to 221 as of June 30, 2009.

•                 Continued momentum in customer wins for Tamale. As of June 30, 2009, we have sold 31 Tamale contracts worldwide since our acquisition of Tamale Software in October 2008.

•                 New and incremental bookings. The term license contracts signed in the second quarter of 2009 will contribute approximately $3.6 million in annual revenue (“annual term license contract value” or “ACV”) once they are fully implemented.

Financial Overview

The components of revenue during the second quarters of 2009 and 2008, and associated dollar and percentage fluctuations were as follows (in thousands, except % change):

	Three Months Ended June 30		$	%
	2009	2008	Change	Change

Term license revenues	$24,540	$15,078	$9,462	63%
Maintenance revenues	22,384	22,892	(508)	-2%
Other recurring revenues	12,818	12,868	(50)	0%
Total term license, maintenance and other recurring revenues	59,742	50,838	8,904	18%
Recurring revenue as % of total revenue	86%	79%

Asset under administration (AUA) fees	1,359	1,416	(57)	-4%
Other perpetual license fees	1,964	3,826	(1,862)	-49%
Total perpetual license fees	3,323	5,242	(1,919)	-37%

Professional services and other	6,467	7,947	(1,480)	-19%

Total net revenues	$69,532	$64,027	$5,505	9%

We recognized revenue of $69.5 million during the second quarter of 2009, which represented an increase of 9% over the same quarter of last year. This increase was driven by significant growth in term license revenue as we continued to layer in incremental ACV sold in previous periods. Perpetual license fees in the second quarter of 2009 were down compared to the second quarter of 2008 as we licensed fewer perpetual seats and modules to our existing perpetual client base. We have grown net revenue year-over-year for several reasons, including the following:

•                 Our existing term licenses and maintenance revenues provide a consistent, recurring revenue stream.

•                 Our product innovation helped drive acquisition of new customers, resulting in incremental term license contract value and professional services billings.

•                 Our completion of term license implementations resulted in incremental term license revenues.

Total recurring revenues, which we define as term license, perpetual maintenance, and other recurring revenues, increased to 86% of total net revenues during the second quarter of 2009, as compared to 79% during the same period of 2008. Term license revenues increased 63% in the second quarter of 2009 from the prior year period and represented 35% of total net revenues in the second quarter of 2009, as compared to 24% in the same period in 2008.

Total expenses, including cost of revenues, were $60.9 million in the second quarter of 2009, compared with $59.0 million in the second quarter of 2008. Our expenses increased in 2009 from 2008 largely as a result of increased payroll, variable compensation and benefit expenses resulting from increases in headcount primarily from our acquisition of Tamale Software, Inc. on October 1, 2008.

Our income from operations in the second quarter of 2009 increased to $8.6 million or 12% of revenue from $5.1 million or 8% of revenue in the second quarter of 2008 which is reflective of revenue growth and our cost reduction initiatives.

We recognized $2.8 million of income tax expense resulting in a 26% effective tax rate during the second quarter of 2009, compared to $1.3 million or 15%, respectively, in the second quarter of 2008.

We earned net income of $8.0 million, resulting in diluted earnings per share of $0.31 for the second quarter of 2009, compared to $7.4 million or $0.26 in the second quarter of 2008.

We generated $35.7 million in cash from operations in the first half of 2009, which compares to $35.0 million in the first half of 2008.

Term License and Term License Deferral

We are substantially through the process of converting the Company’s license revenues from a perpetual model to a predominantly term model. Under a perpetual pricing model, customers purchase a license to use our software indefinitely and generally we recognize all license revenue at the time of sale; maintenance is purchased under an annual renewable contract, and recognized ratably over the contract period. Under a term pricing model, customers purchase a license to use our software and receive maintenance for a limited period of time and we recognize all of the revenue ratably over the length of the contract. This had the effect of lowering revenues in the Advent Investment Management (“AIM”) segment in the early stages of the transition, but increasing the total potential value of the customer relationship. Because our products are used by customers for an average of approximately ten years, we believe this change to our business model is significant for the long-term growth and value of the business as we expect total revenues from a customer to increase over time. For example, over a ten-year period, a customer may enter into two or more contracts for the same software product and services under a term license model.

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

Now that we are substantially complete in our transition, the term license component of the deferred revenue balance will increase or decrease in the future depending on the amount of new term license bookings relative to the number of implementations that reach substantial completion in a particular quarter. In the first half of 2009, the revenue recognized from completed implementations exceeded the revenue deferred from projects being implemented by $4.4 million composed of $3.1 million of term license revenue and $1.3 million of professional services revenue. We do not expect this trend of revenue recognition exceeding revenue deferral to continue. For example, in the first half of 2008, the revenue deferred from projects being implemented exceeded the revenue recognized from completed implementations by $5.0 million composed of $0.9 million of term license revenue and $4.1 million of professional services revenue.

Amounts of revenues and directly-related expenses deferred as of June 30, 2009 and December 31, 2008 associated with our term licensing deferral was as follows (in millions):

	June 30	December 31
	2009	2008
Deferred revenues
Short-term	$20.7	$26.0
Long-term	5.7	4.8

Total	$26.4	$30.8

Directly-related expenses
Short-term	$6.3	$8.1
Long-term	2.9	2.1

Total	$9.2	$10.2

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

•                  Legal contingencies; and

•                  Sales returns and accounts receivable allowances

There have been no significant changes in our critical accounting policies and estimates during the first six months of 2009 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2009, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, that are of significance, or potential significance, to the Company.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively. The Company’s adoption of FSP FAS 157-4 during the three months ended June 30, 2009 did not have a material impact to the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of FSP FAS 115-2 and FAS 124-2 during the three months ended June 30, 2009 did not have a material impact to the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of FSP FAS 107-1 and APB 28-1 during the quarter ended June 30, 2009 did not have a material impact the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of SFAS 165 are effective for interim and annual reporting periods ending after June 15, 2009 and are effective for us in the second quarter of fiscal 2009. Since SFAS 165 only requires additional disclosures, adoption of SFAS 165 did not have an impact to our condensed consolidated financial position, results of operations or cash flows.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

The following table sets forth, for the periods indicated, certain financial information as a percentage of total net revenues. The financial information and the ensuing discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Net revenues:
Term license, maintenance and other recurring	86%	79%	85%	80%
Perpetual license fees	5	8	5	9
Professional services and other	9	12	10	12

Total net revenues	100	100	100	100

Cost of revenues:
Term license, maintenance and other recurring	18	18	17	18
Perpetual license fees	*	*	*	*
Professional services and other	12	13	12	13
Amortization of developed technology	2	1	2	1

Total cost of revenues	31	33	31	32

Gross margin	69	67	69	68

Operating expenses:
Sales and marketing	23	24	23	25
Product development	19	20	19	21
General and administrative	14	14	13	15
Amortization of other intangibles	1	*	1	1
Restructuring charges (benefit)	*	*	*	*

Total operating expenses	56	60	56	61

Income from operations	12	8	13	7
Interest and other income, net	3	6	1	3

Income before income taxes	16	13	14	10
Provision for income taxes	4	2	4	2

Net income	12%	11%	10%	8%

*Less than 1%

NET REVENUES

	Three Months Ended June 30			Six Months Ended June 30
	2009	2008	Change	2009	2008	Change

Total net revenues (in thousands)	$69,532	$64,027	$5,505	$142,318	$125,500	$16,818

Our net revenues are made up of three components: term license, maintenance and other recurring revenue; perpetual license fees; and professional services and other revenue. The revenues from a term license, which includes both software license and maintenance services, are recorded under a time based contract. Maintenance revenues are derived from maintenance fees charged for perpetual license arrangements and recurring revenues are derived from our subscription-based or transaction-based services. Perpetual license revenues are derived from the licensing of software products under a perpetual arrangement and include AUA fees. Professional services and other revenues include fees for consulting, fees from training, and project management services and our client conferences. Sales returns, which we generally do not provide to customers, are accounted for as deductions to these three revenue categories based on our historical experience.

Prior to fiscal 2006, each of the major revenue categories varied as a percentage of net revenues. However, since fiscal 2006, revenues from recurring sources have grown from 75% in 2006, to 77% in 2007, to 79% in 2008 and to 85% in the first half of 2009 and conversely revenues from perpetual licenses have decreased from 15% in 2006, to 12% in 2007, to 9% in 2008 and to 5% in the first half of 2009. As we continue to sign term license agreements for new customers, we expect our revenue from recurring sources to continue to represent over 80% of our total net revenues.

Revenue derived from sales to the Europe, Middle East and Africa (“EMEA”) region was $7.9 million and $16.8 million for the three and six months ended June 30, 2009 which reflected a decrease of $1.2 million and $0.6 million when compared to comparable periods in 2008. These decreases are primarily due to the impact of the US dollar strengthening against the Pound Sterling and Euro during the first half of 2009 compared to the comparable period of 2008. We plan to continue expanding our international sales efforts, both in our current markets and elsewhere. The revenues from customers in any single international country did not exceed 10% of total net revenues.

We expect that total net revenues from continuing operations, which do not include the results of our MicroEdge segment, to be between $61 million and $63 million in the third quarter of 2009.

Term License, Maintenance and Other Recurring Revenues

(in thousands, except percent of	Three Months Ended June 30			Six Months Ended June 30
total net revenues)	2009	2008	Change	2009	2008	Change

Term license revenues	$24,540	$15,078	$9,462	$50,573	$29,449	$21,124
Maintenance revenues	22,384	22,892	(508)	44,729	45,391	(662)
Other recurring revenues	12,818	12,868	(50)	25,337	25,137	200
Total term license, maintenance and other recurring revenues	$59,742	$50,838	$8,904	$120,639	$99,977	$20,662
Percent of total net revenues	86%	79%		85%	80%

The increase in term license revenues reflected the continued market acceptance of our Geneva, APX, Partner and Moxy products. Revenues from term licenses, which include both the software license and maintenance services for term licenses, grew 63% and 72% during the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, and represented 41% and 42% of total term license, maintenance and other recurring revenues as compared to 30% and 29% in the comparable periods of 2008. The growth of term license revenues in the second quarter of 2009 reflects the continued layering of incremental ACV sold in previous quarters into our term revenue. In addition, in the first half of 2009, the revenue recognized from completed implementations exceeded the revenue deferred from projects being implemented by $3.1 million. The amount of net revenue recognized from completed implementations was $0.8 million and $3.1 million for the three and six months ended June 30, 2009, respectively. This is in contrast to our historical trend of net revenue deferral. In the first half of 2008, term license revenue deferred from projects being implemented exceeded the revenue recognized from completed implementations by $0.9 million. Revenues from Tamale Software, acquired in October 2008 also contributed to the growth of our term license revenues for the three and six months ended June 30, 2009.

The decrease in maintenance revenues during the 2009 periods was attributable to the perpetual license customers migrating to term licenses, maintenance de-activations due to customer attrition, and customers downgrading maintenance levels, partially offset by the impact of price increases. Our renewal rates are based on cash collections and are disclosed one quarter in arrears. We disclose our renewal rates one quarter in arrears in order to include substantially all payments received against the invoices for that quarter. We also update our renewal rates from the initial disclosure to include all cash collections subsequent to the initial disclosure. The following summarizes our initial and updated renewal rates for the previous five quarters:

Renewal Rates	Q209	Q109	Q408	Q308	Q208

Current Methodology (based on cash collections relative to prior year collections)
Initially Disclosed Rate (1)	85%	93%	98%	103%	103%
Updated Disclosed Rate (2)	—	98%	100%	109%	106%

Previous Methodology (based on cash collections relative to original list price including price increases)
Initially Disclosed Rate (1)	77%	82%	88%	86%	92%
Updated Disclosed Rate (2)	—	84%	88%	92%	95%

(1)   “Initially Disclosed Rate” is based on cash collections and reported one quarter in arrears

(2)   “Updated Disclosed Rate” reflects initially disclosed rate updated for subsequent cash collections

The slight fluctuations in other recurring revenues reflected fluctuations in transaction charges and subscription, data management and outsourced services.

Total recurring revenues, which we define as term license, perpetual maintenance, and other recurring revenues, increased to 86% of total net revenues during the second quarter of 2009, as compared to 79% during the same period of 2008.

Perpetual License Fees

(in thousands, except percent of	Three Months Ended June 30			Six Months Ended June 30
total net revenues)	2009	2008	Change	2009	2008	Change

Assets under administration (AUA) fees	$1,359	$1,416	$(57)	$2,853	$3,395	$(542)
Other perpetual license fees	1,964	3,826	(1,862)	4,372	7,472	(3,100)

Total perpetual license fees	$3,323	$5,242	$(1,919)	$7,225	$10,867	$(3,642)

Percent of total net revenues	5%	8%		5%	9%

Total perpetual license fees decreased 37% and 34% during the three and six months ended June 30, 2009, respectively. As a percentage of total net revenues, perpetual license fees decreased to 5% in the second quarter of 2009 down from 8% in the same period of 2008. Consistent with our transition to term licensing, perpetual license fees continue to account for a smaller percentage of total net revenues. Additionally, we licensed fewer perpetual seats and modules to our existing perpetual client base. Incremental assets under administration fees from perpetual licenses decreased by $0.5 million during the six months ended June 30, 2009 when compared to the same period in 2008 as clients experienced declines in the market value of AUA balances during 2009 due to market conditions.

Professional Services and Other Revenues

	Three Months Ended June 30			Six Months Ended June 30
	2009	2008	Change	2009	2008	Change
Professional services and other revenues (in thousands)	$6,467	$7,947	$(1,480)	$14,454	$14,656	$(202)
Percent of total net revenues	9%	12%		10%	12%

Professional services and other revenues primarily include consulting, project management, custom integration, and training. Professional services projects related to Axys, Moxy and Partner products generally can be completed in a two- to six-month time period, while services related to Geneva and APX products may require a four- to nine-month implementation period.

We defer professional services revenue for services performed on term license implementations that are not considered substantially complete. Service revenue is deferred until the implementation is complete and remaining services are substantially completed. Upon substantial completion, we recognize a pro-rata amount of professional services fees earned based on the elapsed time from the start of the term license to the substantial completion of professional services. The remaining deferred professional services revenue is recognized ratably over the remaining contract length.

Professional services and other revenues fluctuated due to the following (in thousands):

	Change From	Change From
	2008 to 2009	2008 to 2009
	QTD	YTD

Decreased consulting services	$(3,348)	$(3,843)
Decreased reimbursable travel revenue	(534)	(747)
Decreased project management	(298)	(415)
Decreased net term license implementation deferral	3,085	5,423
Various other items	(385)	(620)

Total change	$(1,480)	$(202)

Total professional services and other revenues decreased 19% and 1% during the three and six months ended June 30, 2009, respectively. Revenues from consulting services decreased during the three and six months ended June 30, 2009 due to lower utilization of our consultants resulting from a decrease in demand for consulting services. This decrease was partially offset by the recognition of net professional services revenue related to the completion of term license implementations during the three and six months ended June 30, 2009. We deferred less professional services revenues for services performed on term license implementations which contributed to $3.1 million and $5.4 million of the increase for the three and six months ended June 30, 2009, respectively. During the first and second quarters of 2009, a number of professional service implementation projects reached substantial completion.

Revenues by Segment

	Three Months Ended June 30			Six Months Ended June 30
(in thousands)	2009	2008	Change	2009	2008	Change

Advent Investment Management	$63,076	$57,979	$5,097	$129,401	$113,243	$16,158
MicroEdge	6,456	6,048	408	12,917	12,257	660

Total net revenues	$69,532	$64,027	$5,505	$142,318	$125,500	$16,818

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

The 9% and 14% increase in AIM’s revenue during the three and six months ended June 30, 2009 reflected the increase in term license revenues described in the “Term License, Maintenance and Other Recurring Revenue” section above.

The 7% and 5% increase in MicroEdge revenue during the three and six months ended June 30, 2009 primarily reflected an increase in perpetual license sales in MicroEdge’s core product GIFTS, and to a lesser extent an increase in maintenance revenues due to price increases and continued strong customer retention. The technology spending patterns of organizations in MicroEdge’s primary markets (independent foundations, community foundations and corporations) are directly affected by economic fluctuations as foundation budgets are largely driven by endowment income. Given that endowments often contain market-exposed components, they are significantly affected by the economy and foundation spending typically decreases in an economic downturn. Community foundations are subject to similar influences, compounded by the fact that in many cases much of their ongoing funding and endowment comes from active donors who may increase or reduce their giving depending on the economic climate and the related effect on their income and wealth. Corporations typically fund charitable activities from operating budgets, and the allocation to charitable donations and supporting company charitable operations is often closely tied to a company’s performance. Thus, corporate philanthropy and spending on related technology are correlated with company and overall economic performance.

On July 27, 2009, the Company executed an Agreement and Plan of Merger to sell the MicroEdge segment, as further described in Note 16, “Subsequent Event”. Following the disposition of MicroEdge, the Company will operate under one reporting segment.

COST OF REVENUES

	Three Months Ended June 30			Six Months Ended June 30
	2009	2008	Change	2009	2008	Change

Total cost of revenues (in thousands)	$21,856	$20,854	$1,002	$44,365	$40,553	$3,812
Percent of total net revenues	31%	33%		31%	32%

Our cost of revenues is made up of four components: cost of term license, maintenance and other recurring; cost of perpetual license fees; cost of professional services and other; and amortization of developed technology. The increase in total cost of revenues in absolute dollars was due principally to headcount additions in our client support and services groups to support our new term license bookings since the second quarter of 2008 and associated increase in client implementation projects. Cost of revenues as a percent of total net revenues decreased for the three and six months ending June 30, 2009 resulting principally from the recognition of term license and professional services revenue from several projects that reached substantial completion during the first and second quarters of 2009. We defer revenues and direct costs associated with services performed on term license implementations. Indirect costs such as management and other overhead expenses are recognized in the period in which they are incurred.

Cost of Term License, Maintenance and Other Recurring

	Three Months Ended June 30			Six Months Ended June 30
	2009	2008	Change	2009	2008	Change
Cost of term license, maintenance and other recurring (in thousands)	$12,272	$11,379	$893	$24,408	$22,313	$2,095
Percent of total term license, maintenance and other recurring revenue	21%	22%		20%	22%

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

Cost of term license, maintenance and other recurring fluctuated due to the following (in thousands):

	Change From	Change From
	2008 to 2009	2008 to 2009
	QTD	YTD

Increased payroll and related costs	$1,153	$2,406
Increased computers and telecom	84	197
Decreased royalty	(342)	(184)
Decreased outside services	(73)	(157)
Decreased recruiting	(55)	(176)
Various other items	126	9

Total change	$893	$2,095

The increases in absolute dollars for the three and six months ended June 30, 2009 were due primarily to an increase in compensation and related costs resulting from increases in salary costs and headcount. This increase was offset by decreases to royalty expenses resulting from the cessation of royalty contracts with certain software vendors. Additionally, decreases to outside services and recruiting expenses reflect less activity and utilization during the three and six months ended June 30, 2009.

We expect cost of term license, maintenance and other recurring revenue in the third quarter of 2009 to increase slightly as compared to the second quarter.

Cost of Perpetual License Fees

	Three Months Ended June 30			Six Months Ended June 30
	2009	2008	Change	2009	2008	Change

Cost of perpetual license fees (in thousands)	$128	$224	$(96)	$303	$541	$(238)
Percent of total perpetual license revenues	4%	4%		4%	5%

Cost of perpetual license fees consists primarily of royalties and other fees paid to third parties, the fixed direct labor involved in producing and distributing our software, and cost of product media including duplication, manuals and packaging materials. The cost of perpetual license fees for the three and six months ended June 30, 2009 decreased by $0.1 million and $0.2 million compared with the same period in 2008 as a result of a reduction in payroll and related expenses due to a decline in headcount and product media costs as we continue to transition away from perpetual licensing.

Cost of Professional Services and Other

	Three Months Ended June 30			Six Months Ended June 30
	2009	2008	Change	2009	2008	Change
Cost of professional services and other (in thousands)	$8,010	$8,519	$(509)	$16,691	$16,245	$446
Percent of total professional services and other revenues	124%	107%		115%	111%

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

Cost of professional services and other fluctuated due to the following (in thousands):

	Change From	Change From
	2008 to 2009	2008 to 2009
	QTD	YTD

Decreased travel and entertainment	$(654)	$(914)
Decreased outside services	(446)	(612)
Decreased marketing	(289)	(278)
Increased (decreased) payroll and related costs	(258)	191
Decreased recruiting	(99)	(195)
Decreased net service cost deferral related to term implementations	1,375	2,400
Various other items	(138)	(146)

Total change	$(509)	$446

Cost of professional services and other expense as a percent of total professional services and other revenues increased for the three and six months ending June 30, 2009 as a result of decreased total professional services and other revenues for the same periods. While the cost of professional services fluctuated slightly for the three and six months ended June 30, 2009, when compared to the same periods in 2008, professional services revenues decreased by a greater rate due to lower billing rates for our consultants and lower utilization of our existing consultants. The change in total dollars of professional services and other expense during the three and six months ended June 30, 2009 reflects decreases in travel and entertainment expenses, outside services, marketing and recruiting resulting from less professional service activity and lower utilization of consulting employees. These decreases were offset by increased payroll and related costs related to less cost deferral associated with our term implementations. During the first and second quarter of 2009, we recognized revenue on several professional service implementation projects that reached substantial completion. We defer direct costs associated with services performed on term license implementations until a project reaches substantial completion. As a result, we recognized previously deferred salary costs related to these completed projects. We recognized net professional service costs of $0.4 million and $0.6 million during the three and six months ended June 30, 2009, compared to a deferral of net professional service costs of $0.9 million and $1.8 million for the same periods in 2008. As a result, less cost deferral from our term implementations resulted in increases of $1.4 million and $2.4 million in costs for the three and six months ended June 30, 2009.

Amortization of Developed Technology

	Three Months Ended June 30			Six Months Ended June 30
	2009	2008	Change	2009	2008	Change
Amortization of developed techology (in thousands)	$1,446	$732	$714	$2,963	$1,454	$1,509
Percent of total net revenues	2%	1%		2%	1%

Amortization of developed technology represents amortization of acquisition-related intangible assets and of capitalized software development costs previously capitalized under FAS 86. The increase during the three and six months ended June 30, 2009 reflects increased amortization from technology-related intangible assets associated with Tamale Software which we acquired in October 2008, and additional amortization from software development costs capitalized during 2009.

OPERATING EXPENSES

Sales and Marketing

	Three Months Ended June 30			Six Months Ended June 30
	2009	2008	Change	2009	2008	Change

Sales and marketing (in thousands)	$16,280	$15,626	$654	$33,357	$31,016	$2,341
Percent of total net revenues	23%	24%		23%	25%

Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars.

Sales and marketing expenses increased in dollar amount due to the following (in thousands):

	Change From	Change From
	2008 to 2009	2008 to 2009
	QTD	YTD

Increased payroll and related costs	$1,414	$3,746
Decreased travel and entertainment	(568)	(884)
Decreased advertising	(144)	(229)
Various other items	(48)	(292)

Total change	$654	$2,341

The increase in expense in absolute dollars for the three and six months ended June 30, 2009 reflected the growth of payroll related costs, while the decrease of expense as a percentage of revenue during 2009 reflected revenue growing at a  higher rate as we implemented programs to control operating costs in 2009. The increase in payroll related costs was due principally to an increase in salary costs as headcount grew to 200 at June 30, 2009 from 189 at June 30, 2008 resulting from the acquisition of Tamale Software, Inc. on October 1, 2008. The decreases in travel and entertainment costs and advertising costs were due to the impact of cost control measures implemented in 2009.

Product Development

	Three Months Ended June 30			Six Months Ended June 30
	2009	2008	Change	2009	2008	Change

Product development (in thousands)	$12,881	$13,008	$(127)	$26,476	$25,898	$578
Percent of total net revenues	19%	20%		19%	21%

Product development expenses consist primarily of salary and benefits for our development staff as well as contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services.

Product development expenses fluctuated due to the following (in thousands):

	Change From	Change From
	2008 to 2009	2008 to 2009
	QTD	YTD

Increased payroll and related costs	$1,154	$2,652
Increased capitalization of product development	(1,110)	(933)
Decreased outside services	(94)	(829)
Various other items	(77)	(312)

Total change	$(127)	$578

The change in total product development expenses for the three and six months ended June 30, 2009 reflects increases in payroll related costs during the three and six months ended June 30, 2009 that are a result of an increase in headcount attributable to our acquisition of Tamale Software, as well as increases in headcount to help continue the enhancement of our existing product suite including new versions of Geneva, APX, Moxy, Advent Rules Manager, Advent Revenue Center and Tamale RMS. The increases in payroll related costs from the increase in headcount were offset by increases in capitalized payroll costs related to our software development efforts primarily associated with a new release of Geneva. The decrease in outside services primarily reflects our cost control measures implemented in 2009. We invested 19% of our revenues in product development during the three and six months ended June 30, 2009.

General and Administrative

	Three Months Ended June 30			Six Months Ended June 30
	2009	2008	Change	2009	2008	Change

General and administrative (in thousands)	$9,438	$9,232	$206	$18,701	$18,459	$242
Percent of total net revenues	14%	14%		13%	15%

General and administrative expenses consist primarily of personnel costs for information technology, finance, administration, operations and general management, as well as legal and accounting expenses.

General and administrative expenses fluctuated due to the following (in thousands):

	Change From	Change From
	2008 to 2009	2008 to 2009
	QTD	YTD

Increased depreciation	$401	$797
Increased (decreased) payroll and related costs	(129)	303
Decreased legal and professional	(106)	(444)
Various other items	40	(414)

Total change	$206	$242

The increase in expenses during the three and six months ended June 30, 2009 is partially attributable to the increase in depreciation as a result of the build out of our headquarters in San Francisco. The change in payroll and other related costs during the three and six months ended June 30, 2009 is primarily associated with an increase in headcount to 170 at June 30, 2009 from 165 at June 30, 2008 as a result of our Tamale acquisition. The increases in payroll related costs associated with the increase in headcount were offset by a decrease in the use of outside contractors during the three and, to a lesser extent, six months ended June 30, 2009. The decrease in legal and professional fees primarily reflects a reduction in external accounting fees.

Amortization of Other Intangibles

	Three Months Ended June 30			Six Months Ended June 30
	2009	2008	Change	2009	2008	Change
Amortization of other intangibles (in thousands)	$444	$242	$202	$888	$729	$159
Percent of total net revenues	1%	0%		1%	1%

Amortization of other intangibles represents amortization of non-technology related intangible assets. The increase during 2009 reflected increased amortization from technology-related intangible assets associated with Tamale Software which we acquired in October 2008, partially offset by less amortization from assets from prior acquisitions becoming fully amortized during 2008.

Restructuring Charges (Benefit)

	Three Months Ended June 30			Six Months Ended June 30
	2009	2008	Change	2009	2008	Change

Restructuring charges (benefit) (in thousands)	$2	$(1)	$3	$47	$55	$(8)
Percent of total net revenues	0%	0%		0%	0%

During the six months ended June 30, 2009 and 2008, we recorded restructuring charges of $47,000 and $55,000, respectively, which related to the present value amortization of facility exit obligations partially offset by adjustments to facility exit assumptions.

For additional analysis of the components of the payments and charges made against the restructuring accrual during the first half of 2009, see Note 9, “Restructuring Charges” to our condensed consolidated financial statements.

Income from Operations by Segment

	Three Months Ended June 30			Six Months Ended June 30
(in thousands)	2009	2008	Change	2009	2008	Change

Advent Investment Management	$13,881	$9,290	$4,591	$28,005	$17,226	$10,779
MicroEdge	1,729	611	1,118	3,482	999	2,483
Unallocated corporate operating costs and expenses:
Stock-based employee compensation	(5,089)	(3,861)	(1,228)	(9,152)	(7,252)	(1,900)
Amortization of developed technology	(1,446)	(732)	(714)	(2,963)	(1,454)	(1,509)
Amortization of other intangibles	(444)	(242)	(202)	(888)	(729)	(159)

Total income from operations	$8,631	$5,066	$3,565	$18,484	$8,790	$9,694

Income from operations for the AIM segment increased by approximately $4.6 million in the second quarter of 2009 compared with the second quarter of 2008 primarily as a result of an increase in AIM revenue of $5.1 million or 9%, reflecting substantially increased term license revenues while our total expenses increased by $0.5 million or 1%, primarily due to payroll and other related costs. Headcount remained relatively flat during the three and six months ended June 30, 2009 when compared to the same periods in 2008, with the exception of personnel added from our acquisition of Tamale Software in October 2008.

MicroEdge’s income from operations increased by $1.1 million and $2.5 million during the three and six months ended June 30, 2009, as compared to comparable periods of 2008, primarily due to an decrease in total costs of $0.7 million and $1.8 million. This decrease primarily resulted from initiatives that have been implemented in the MicroEdge operating segment to reduce costs and improve operating efficiencies.

On July 27, 2009, the Company executed an Agreement and Plan of Merger to sell the MicroEdge segment, as further described in Note 16, “Subsequent Event”. Following the disposition of MicroEdge, the Company will operate under one reporting segment.

Interest and Other Income, Net

	Three Months Ended June 30			Six Months Ended June 30
	2009	2008	Change	2009	2008	Change

Interest and other income, net (in thousands)	$2,201	$3,559	$(1,358)	$1,824	$3,786	$(1,962)
Percent of total net revenues	3%	6%		1%	3%

Interest and other income, net consists of interest expense and income, realized gains and losses on investments and foreign currency gains and losses.

Interest and other income, net fluctuated due to the following (in thousands):

	Change From	Change From
	2008 to 2009	2008 to 2009
	QTD	YTD

Decreased gain on sale of private equity investments	$(1,337)	$(1,335)
Decreased interest income	(234)	(547)
(Increased) decreased interest expense	11	(77)
Various other items	202	(3)

Total change	$(1,358)	$(1,962)

In April 2008, we received the initial deferred contingent payment of $3.4 million as a result of the Company’s sale of its ownership in LatentZero Limited (“LatentZero”) to royalblue group plc. in April 2007. In April 2009, the Company received the second and final deferred contingent payment of $2.1 million related to the sale of its ownership in LatentZero.  In April 2007, the Company, together with other LatentZero shareholders, sold their ownership in LatentZero to royalblue group plc. Total payments received by Advent from the sale of its LatentZero ownership were $15.4 million.

The decreases in interest income for the three and six months ended June 30, 2009 were attributable to lower interest rates during 2009.

Provision for Income Taxes

	Three Months Ended June 30			Six Months Ended June 30
	2009	2008	Change	2009	2008	Change
Provision for income taxes (in thousands)	$2,810	$1,270	$1,540	$6,057	$2,586	$3,471
Effective tax rate	26%	15%		30%	21%

The increases in the effective tax rates during the 2009 periods over the prior year periods primarily reflect the smaller percentage impact of the discrete tax benefits in 2009 due to the increase in income before tax in 2009 over 2008.

We currently expect an annual effective tax rate for 2009 between 30% and 35%. Our expectation is based on a projected fiscal 2009 effective tax rate of 36%, adjusted for discrete tax benefits for tax deductions due to disqualifying dispositions of incentive stock options and employee stock purchase plan shares, and the release of the valuation allowance against certain capital loss carryovers recognized in the second quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our aggregate cash and cash equivalents were $47.0 million at June 30, 2009, compared with $48.4 million at December 31, 2008. Cash equivalents are comprised of highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase.

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Six Months Ended June 30
	2009	2008

Net cash provided by operating activities	$35,654	$35,039
Net cash used in investing activities	$(1,047)	$(7,052)
Net cash provided by (used in) financing activities	$(36,041)	$4,545

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

Our cash provided by operating activities of $35.7 million during the six months ended June 30, 2009 was primarily the result of our net income and non-cash charges including stock-based compensation and depreciation and amortization, partially offset by a gain from our equity investment activity. Cash flows resulting from changes in assets and liabilities included decreases in accounts receivable, deferred revenue, accounts payable and accrued liabilities. The decrease in accounts receivable primarily reflected collections during the first half of 2009 of invoices billed in our previous fourth quarter. Days’ sales outstanding based on billings were 66 and 59 days during the first and second quarters of 2009, respectively, compared to 63 and 52 days in the first and second quarters of 2008. The decrease in deferred revenue reflected the recognition of revenue as several term license implementation projects reached substantial completion during the first and second quarters of 2009 and lower level of bookings. The decreases in accounts payable and accrued liabilities reflected cash payments of fiscal 2008 liabilities including year-end bonuses, commissions, and payroll taxes.

Our cash provided by operating activities of $35.0 million during the six months ended June 30, 2008 was primarily the result of our net income and non-cash charges including stock-based compensation and depreciation and amortization, partially offset by a gain from our equity investment activity during the six months. Cash flows resulting from changes in assets and liabilities included decreases in accounts receivable and increases in deferred revenue and accounts payable. The decrease in accounts receivable primarily reflected collections during the first half of 2008 of invoices billed in the previous fourth quarter. The increase in deferred revenue primarily reflected our continued transition to the term license model. Under the term model, we generally bill and collect for a term agreement in equal installments in advance of each annual period. These amounts are deferred at billing and recognized over the annual term period. This has the effect of increasing deferred revenue when compared to a perpetual license model where no license revenue is deferred. Other changes in assets and liabilities included an increase in our prepaid and other assets and decreases in accrued liabilities. The decrease in accrued liabilities reflected cash payments of fiscal 2007 liabilities including year-end payables and bonuses, commissions and payroll taxes.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, new term license bookings that increase deferred revenues, collection of accounts receivable, and timing of payments.

Cash Flows from Investing Activities

Net cash used in investing activities of $1.0 million for the six months ended June 30, 2009 reflects capital expenditures of $1.8 million primarily related to internal use software and capitalized software development costs of $1.3 million, partially offset by the receipt of $2.1 million for the final deferred contingent consideration from the sale of our ownership interest in LatentZero.

Net cash used in investing activities of $7.1 million for the six months ended June 30, 2008 reflects capital expenditures of $9.8 million primarily related to the build-out of additional space at our San Francisco headquarters facility, capitalized software development costs of $0.4 million and change in restricted cash of $0.2 million, partially offset by the receipt of $3.4 million for the initial deferred contingent consideration from the sale of our ownership interest in LatentZero.

Cash Flows from Financing Activities

Net cash used in financing activities of $36.0 million for the six months ended June 30, 2009 reflected the repurchase of 0.7 million shares of our common stock for $14.6 million, repayment of $25.0 million on our credit facility, and payments totaling $1.8 million to satisfy withholding taxes on equity awards that are net share settled. This was partially offset by cash received from the exercise of employee stock options of $2.4 million and proceeds of $2.9 million from the issuance of common stock under the employee stock purchase plan.

Net cash provided by financing activities of $4.5 million for the six months ended June 30, 2008 reflected proceeds of $2.6 million from the issuance of common stock under the employee stock purchase plan and $3.3 million received from the exercise of employee stock options, partially offset by payments totaling $1.3 million to satisfy withholding taxes on net share settled equity awards.

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

At June 30, 2009, we had negative working capital of $(54.1) million, compared to negative working capital of $(47.9) million at December 31, 2008. Our negative working capital is due to our common stock repurchases, totaling $14.6 million and $61.6 million during the six months ended June 30, 2009 and fiscal 2008, respectively, and our deferred revenue balance, primarily resulting from our transition to a predominantly term pricing model. We repaid $25.0 million on our credit facility in the first half of 2009 and paid $27.8 million in cash to acquire Tamale in the fourth quarter of 2008.  Excluding deferred revenues and deferred taxes, we had working capital of $73.9 million at June 30, 2009, compared to $85.6 million at December 31, 2008.

On July 27, 2009, we executed an Agreement and Plan of Merger to sell the MicroEdge segment, as further described in Note 16, “Subsequent Event”. We anticipate that the acquisition will close in the fourth quarter of 2009 and will result in a gain on sale. Under the terms of the agreement, the Purchaser will pay approximately $30 million in cash, less transaction costs, to Advent for all of the outstanding capital stock of MicroEdge subject to adjustment for a working capital adjustment and certain other specified items. Approximately $3 million of the Purchase Price will be placed into escrow for eighteen (18) months following the closing date to be held as security for losses incurred by the Purchaser in the event of certain breaches of the representations and warranties contained in the Agreement or certain other events. Our cash flows from operating activities and investing activities will be impacted upon the close of the transaction.

Credit Facility

In February 2007, Advent Software, Inc. and certain of our domestic subsidiaries entered into a senior secured credit facility agreement (the “Credit Facility”) with Wells Fargo Foothill, Inc. (the “Lender”). Under the Credit Facility, the Lender will provide the Company with a revolving line of credit up to an aggregate amount of $75 million, subject to a borrowing base formula, to provide backup liquidity for general corporate purposes, including stock repurchases, or investment opportunities for a period of three years. The credit facility will expire in February 2010. As of June 30, 2009, there was no outstanding balance under the Credit Facility.

Common Stock Repurchases

On October 30, 2008, our Board authorized the repurchase of up to 3.0 million shares of the Company’s common stock. During the second quarter of 2009, the Company did not make any repurchases of its common stock and at June 30, 2009, there remained approximately 1.0 million shares authorized by the Board for repurchase.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The following table summarizes our contractual cash obligations as of June 30, 2009 (in thousands):

	Six
	Months Ended
	December 31	Years Ended December 31
	2009	2010	2011	2012	2013	Thereafter	Total
Operating lease obligations, net of sub-lease income	$3,645	$6,830	$6,229	$5,428	$4,820	$17,939	$44,891

At June 30, 2009 and December 31, 2008, we had a gross liability of $7.4 million and $6.9 million for uncertain tax positions associated with the adoption of FIN 48. Since almost all of this liability relates to reserves against deferred tax assets that we do not expect to utilize in the short term, we cannot estimate the timing of potential future cash settlements and have not included any estimates in the table of contractual cash obligations above. Additionally, our cash payments for income taxes will continue to be nominal over the next few years as we have significant net operating losses, capital losses and tax credit carryforwards to utilize.

At June 30, 2009 and December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Historically, much of our revenues and capital spending was transacted in US dollars. However, since the acquisitions of Advent Denmark, Advent Norway, Advent Sweden, Advent Netherlands, and Advent Europe’s remaining distributors in the United Kingdom and Switzerland, whose service and certain license revenues and capital spending are transacted in local country currencies, we have greater exposure to foreign currency fluctuations. Additionally as of June 30, 2009, $42.4 million of goodwill and $1.8 million of other intangibles from the acquisition of these entities are denominated in foreign currency. Therefore a hypothetical change of 10% could increase or decrease our assets and equity by approximately $3 million and could increase or decrease our condensed consolidated results of operations or cash flows by approximately $0.3 million.

Our interest rate risk related primarily to our investment portfolio which consisted of $48.4 million in cash and cash equivalents as of December 31, 2008 and $47.0 million in cash and cash equivalents as of June 30, 2009. Cash equivalent securities were comprised of overnight US government and treasury obligation money market mutual funds which would not be materially affected by an immediate sharp increase or decrease in interest rates.

If we draw from our line of credit, we have interest rate risk relating to debt under our line of credit facility which is indexed to the LIBOR rate or Wells Fargo prime rate. From time to time we have drawn on that line of credit. As of June 30, 2009, we had no outstanding balance under this credit facility.

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

Our investments in privately held companies are assessed for impairment when a review of the investee’s operations indicates that a decline in value of the investment is other-than-temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. Impaired investments in privately held companies are written down to estimated fair value. We estimate fair value using a variety of valuation methodologies. Such methodologies include comparing the private company with publicly traded companies in similar lines of business, applying revenue and price/earnings multiples to estimated future operating results for the private company and estimating discounted cash flows for that company. We could lose our entire investment in these companies. At June 30, 2009 and December 31, 2008, our net investments in privately-held companies totaled $0.5 million.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Principal Executive and Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(f) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Principal Executive and Financial Officer has concluded our disclosure controls and procedures were effective as of June 30, 2009 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to Advent’s management, including our Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting which were identified in connection with the evaluation required by Rule 13a-15(e) of the Exchange Act that occurred during the second quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, Advent’s internal control over financial reporting.

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

The market for investment management software systems has been and currently is negatively affected by a number of factors, including reductions in capital expenditures by customers and poor performance of major financial markets. The current market downturn, dissolution and acquisitions of our clients and prospects, the decline in Assets Under Administration (AUA) or Assets Under Management (AUM) as a result of significant declines in asset values of our clients and the accompanying market uncertainty affects and will continue to affect both our ability to sell our solutions and the amount of revenue we receive from such sales. The target clients for our products include a range of financial services organizations that manage investment portfolios. In addition, in our MicroEdge business segment, we target corporations, public funds, universities and non-profit organizations, which also manage investment portfolios and have many of the same needs. The success of many of our clients is intrinsically linked to the health of the financial markets. The demand for our solutions has been and currently is disproportionately affected by fluctuations, disruptions, instability and downturns in the economy and financial services industry, which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products. We have recently experienced some clients and prospects delaying or cancelling additional license purchases. For example, our bookings in the second quarter of 2009 were lower than they have been in previous quarters. In addition, some prospects and clients have gone out of business, undergone personnel reductions or turnover, or have been acquired, which we expect to continue as the financial markets face continued hardship.

Beginning in the second half of 2008, difficulties in the mortgage and broader credit markets in the United States and elsewhere resulted in a relatively sudden and substantial decrease in the availability of credit and a corresponding increase in funding costs.  More recently, the current volatility and uncertainty in the financial markets generally has also caused large losses, layoffs, dissolutions and acquisitions by financial institutions and other clients, have resulted and will likely continue to result in reduced expenditures for software and related services. Additionally, the economic downturn has also decreased our clients’ AUA or AUM, which in turn causes our revenues to decrease since some pricing is based on assets under administration or management. In addition, the failure of existing investment firms or the slowdown in the formation of new investment firms could cause a decline in demand for our solutions. Consolidation of financial services firms and other clients will result in reduced technology expenditures or acquired customers using the acquirer’s own proprietary software and services solutions or the solutions of another vendor.  In some circumstances where both acquisition parties are customers of Advent, the combined entity may require fewer Advent products and services than each individually licensed, thus reducing our revenue. Challenging economic conditions may also cause our customers to experience difficulty with gaining timely access to sufficient credit or our customers may become unable to pay for the products or services they have purchased, which could result in their inability to fulfill or make timely payments to us. If that were to occur, our ability to collect receivables would be negatively affected, and our reserves for doubtful accounts and write-offs of accounts receivable may increase.

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

We have, in the past, experienced a number of market downturns in the financial services industry and resulting declines in information technology spending, which has caused longer sales and contracting cycles, deferral or delay of information technology projects and generally reduced expenditures for software and related services. The severity of the market downturn and worsening volatility and uncertainty in the financial markets and the financial services sector in recent quarters makes it difficult for us to forecast operating results and may result in a material adverse effect on our revenues and results of operations in the longer term.

Our sales cycle is long and we have limited ability to forecast the timing and amount of specific sales and the timing of specific implementations.

The purchase of our software products often requires prospective customers to provide significant executive-level sponsorship and to make major systems architecture decisions. As a result, we must generally engage in relatively lengthy sales and contracting efforts. Sales transactions may therefore be delayed during the customer decision process because we must provide a significant level of education to prospective customers regarding the use and benefit of our products. Our business and prospects are subject to uncertainties in the financial markets that can cause customers to remain cautious about capital and information technology expenditures particularly in the current economic environment or to decrease their information technology budgets as an expense reduction measure. The sales cycle associated with the purchase of our solutions is typically between two and twelve months depending upon the size of the client, and is subject to a number of significant risks over which we have little or no control, including broader financial market volatility, adverse economic conditions, customers’ budgeting constraints, internal selection procedures, and changes in customer personnel, among others. Recent volatility in the US and global financial markets has further exacerbated this risk.

As a result of a lengthy and unpredictable sales cycle, we have limited ability to forecast the timing and amount of specific perpetual license sales, or term license sales which we report quarterly as annual term license contract value (ACV). The timing of large individual license sales is especially difficult to forecast, and we may not be successful in closing large license transactions on a timely basis or at all. Customers may postpone their purchases of our existing products or product enhancements in advance of the anticipated introduction of new products or product enhancements by us or our competitors. Accordingly, our perpetual license revenue or our level of ACV in any particular period is subject to significant fluctuation. For example, during the first half of 2009, our perpetual license revenue and ACV decreased by 34% and 44%, respectively, compared to the first half of 2008.

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

Revenues recognized from recurring contracts represented 85%, 79% and 77% of total net revenues in the first half of 2009, fiscal 2008 and 2007, respectively. We expect to continue to derive a significant portion of our revenue from our clients’ renewal of term license, perpetual maintenance and other recurring contracts and such renewals are critical to our future success. Some factors that may affect the renewal rate of our contracts include:

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

Most of our perpetual license customers have historically renewed their annual maintenance although our customers have no obligation to renew such maintenance after the first year of their license agreements. In addition, our customers may select maintenance levels less advantageous to us upon renewal, which may reduce recurring revenue from these customers. The current market downturn has caused, and may in the future cause, some clients not to renew their maintenance or reduce their level of maintenance, which would affect our renewal rates and revenue. Our renewal rates are based on cash collections and are disclosed one quarter in arrears. Our reported renewal rates for the fourth quarter of 2008 and the first and second quarters of 2009 were below the ranges of our previous four quarters. The decrease in renewal rates reflects increases in the number of customers who have gone out of business or reduced maintenance expenditures, as well as from slower payments received from renewal clients.

As a result of our relatively recent transition to term licensing, we only have limited experience with renewals of our term license contracts. During the third quarter of 2007, we commenced renewing term license contracts signed in the third quarter of 2004.  These were the first three-year term license contracts to be renewed by Advent since our transition to a term pricing model began. Our customers have no obligation to renew their term license contracts and given the small number of contracts subject to renewal that were renewed in the second half of 2007 through the first half of 2009, we cannot yet conclude whether customers will renew in a manner consistent with our perpetual maintenance customers.  Additionally, we cannot predict whether the renewals will be less advantageous to us than the original term contract. For example, the renewal periods for our term license contracts are typically shorter than our original term license contract and customers may request a reduction in the number of users or products licensed, resulting in a lower annual term license fee.  Further, customers may elect to not renew their term license contracts at all. We may incur significantly more costs in securing our term license contract renewals than we incur for our perpetual maintenance renewals. If our term license contract customers renew under terms less favorable to us or choose not to renew their contracts, or if it costs significantly more to secure a renewal for us, our operating results may be harmed.

Our current operating results may not be reflective of our future financial performance.

In the first half of 2009 and in fiscal 2008 and 2007, we recognized 85%, 79% and 77%, respectively, of total net revenues from recurring sources, which we define as revenues from term license, maintenance on perpetual licenses, and other recurring revenue. We generally recognize revenue from these sources ratably over the terms of these agreements, which typically range from one to three years. As a result, almost all of our revenues in any quarter are generated from contracts entered into during previous periods.

Consequently, a significant decline in new business generated in any quarter may not materially affect our results of operations in that quarter but will have an impact on our revenue growth rate in future quarters. Additionally, a decline in renewals of term agreements, maintenance or data and other subscription contracts during a quarter will not be fully reflected in our financial performance in that quarter. For example, because we recognize revenue ratably, the non-renewal of term agreements or maintenance contracts late in a quarter may have very little impact on revenue for that quarter, but will reduce revenue in future quarters. In addition, we may be unable to adjust our costs in response to reduced revenue.

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

We depend heavily on our Axys®, Geneva®, APX and Moxy® products.

We derive a majority of our net revenues from the license and maintenance revenues from our Axys, Geneva, APX and Moxy products. In addition, Moxy and many of our applications, such as Partner and various data services, have been designed to provide an integrated solution with Axys, Geneva and APX. As a result, we believe that for the foreseeable future a majority of our net revenues will depend upon continued market acceptance of Axys, Geneva, APX, and Moxy, and upgrades to those products.

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

Revenues from recurring sources have grown from 75% in fiscal 2006, to 77% in 2007, to 79% in 2008 and to 85% in the first half of fiscal 2009. Term license revenues comprised approximately 42% of term license, maintenance and other recurring revenues during the first half of 2009 compared to 29% in the first half of 2008. During fiscal 2008, term license revenues comprised approximately 32% of term license, maintenance and other recurring revenues as compared to approximately 22% and 14% in fiscal 2007 and 2006, respectively. Term license contracts are comprised of both software licenses and maintenance services. Individual perpetual software licenses vary significantly in value, and the value and timing of these transactions can therefore cause our quarterly perpetual license revenues to fluctuate. As we continue to sign term license agreements for new customers, grow our subscription, data management and outsourced services revenues, and our customers renew their perpetual maintenance, we expect our revenue from recurring sources to continue to represent over 80% of our total net revenues.

When a customer purchases a term license together with implementation services, we do not recognize any revenue under the contract until the implementation services are substantially completed and then we recognize revenue ratably over the remaining length of the contract. If the implementation services are still in progress as of quarter-end, we will defer all of the contract revenues to a subsequent quarter. For example, during the third quarter of 2008, we deferred net revenues of $3.8 million and directly related expenses of $1.0 million. At the point professional services are substantially completed, we recognize a pro-rata amount of the term license revenue, professional services fees earned and related expenses, based on the elapsed time from the start of the term license to the substantial completion of professional services. In the first and second quarters of 2009, the revenue recognized from completed implementations exceeded the revenue deferred from projects being implemented. The total amount of net revenue recognized from completed implementations for the second half of 2009 amounted to $4.4 million, with $0.9 million of directly related expenses. In future periods, our revenues related to completed implementations may  be lower depending on the number of projects that reach substantial completion during the quarter. Term license revenue for the remaining contract years and the remaining deferred professional services revenue and related expenses are recognized ratably over the remaining contract length. The term license component of the deferred revenue balance will increase or decrease in the future depending on the amount of new term license bookings relative to the number of implementations that reach substantial completion in a particular quarter. Although our substantial revenue from  recurring sources under our term license model provides us with longer term stability and more visibility in the short term,  our quarterly net revenues and operating results may still fluctuate significantly depending on these and other factors. Our expense levels are relatively fixed in the short-term. Due to the fixed nature of these expenses, combined with the relatively high gross margin historically achieved on our products, an unanticipated decline in net revenues in any particular quarter may adversely affect our operating results.

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

We may make additional acquisitions of complementary companies, products or technologies in the future. In addition, we periodically evaluate the performance of all our products and services and may sell or discontinue current products, product lines or services, particularly as we focus on ways to streamline our operations. For example, in July 2009, we entered into a definitive agreement to divest our MicroEdge subsidiary. Failure to achieve the anticipated benefits of any acquisition or divestiture could harm our business, results of operations and cash flows. Furthermore, we may have to incur debt, write-off investments, infrastructure costs or other assets, incur severance liabilities, write-off impaired goodwill or other intangible assets or issue equity securities to pay for any future acquisitions. The issuance of equity securities could dilute our existing stockholders’ ownership. Finally, we may not identify suitable businesses to acquire or negotiate acceptable terms for future acquisitions.

There is no guarantee that the proposed divestiture of MicroEdge will close or will achieve expected benefits.

As described in Note 16, “Subsequent Events,” to our unaudited condensed consolidated financial statements in this Form 10-Q, and as previously announced by us on July 28, 2009, we entered into a definitive agreement with Microedge Holdings LLC (“Purchaser”) pursuant to which Purchaser will acquire all of the outstanding shares of our MicroEdge subsidiary in a cash merger transaction. The transaction is subject closing conditions and other factors that may cause the proposed transaction not to close when anticipated or at all. These factors include, but are not limited to, (1) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement with Purchaser; and (2) the inability to complete the merger due to the failure to satisfy conditions to completion of the merger. The merger may not result in achieving the expected financial, operational and other benefits to the transaction, and there are also risks related to the proposed transaction, including the potential disruption of current plans and operations and the potential difficulties in employee retention as a result of the merger announcement. In addition, the Company may be unable to create new revenue sources or grow current revenues to replace the amounts previously provided by the operations of its MicroEdge subsidiary.

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

Our Chief Executive Officer and the Chairman of our board of directors own or control, indirectly or directly, a substantial number of shares of our common stock (approximately 38% as of July 31, 2009). As a result, if these people act together, they will have the ability to exert significant influence on matters submitted to our stockholders for approval, such as the election or removal of directors, amendments to our certificate of incorporation or the approval of a business combination. These actions may be taken even if they are opposed by other stockholders or it may be difficult to approve these actions without their consent. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

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

In February 2007, we entered into a senior secured facility agreement which provides us with a revolving line of credit up to an aggregate amount of $75.0 million. We have in the past, and may in the future, borrow under the credit facility in order to fund working capital requirements, make share repurchases of our common stock or fund acquisitions. In addition, if our anticipated cash flow from our recurring sources of revenue is materially impaired due to customer defaults or failure to renew term licenses or maintenance contracts, our ability to borrow under the credit facility, or continue to meet the contractual covenants, may be compromised. Our continued ability to borrow under our credit facility is subject to compliance with certain financial and non-financial covenants. The financial covenant is limited to a maximum ratio of senior debt to earnings before interest, taxes, depreciation, and amortization (EBITDA), adjusted for cost capitalizations, extraordinary gains (losses) and non-cash stock compensation. Our failure to comply with such covenants could cause default under the agreement, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unfavorable terms, particularly in the current economic environment. In the event of a default which is not remedied within the prescribed timeframe, the assets of the Company (subject to the amount borrowed) may be attached or seized by the lender. On October 30, 2008, the Board of Directors authorized a share repurchase program of up to 3.0 million shares, and in November 2008, we borrowed $25.0 million under the credit facility to fund a portion of these repurchases. As of June 30, 2009, we had no outstanding balance under this credit facility.

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

Any failure to implement or maintain improvements in our internal control over financial reporting, or difficulties encountered in the implementation of these improvements in our controls, could cause significant deficiencies or material weaknesses in our internal controls and consequently cause us to fail to meet our reporting obligations. Any failure to implement or maintain required new or improved internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock. In addition, we are moving certain compliance functions from external providers to internal resources, and we cannot be certain that these changes will be as effective or will control costs as anticipated.

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

On October 30, 2008, Advent’s Board authorized the repurchase of up to 3.0 million shares of the Company’s outstanding common stock. During the second quarter of 2009, Advent did not make any repurchases of common stock.

We withheld shares through net share settlements during the three months ended June 30, 2009. The following table provides a month-to-month summary of the purchase activity upon the employee vesting of restricted stock units and the exercise of stock-settled stock appreciation rights under our equity compensation plan to satisfy tax withholding obligations during the three months ended June 30, 2009 (in thousands, except per share data):

	Total		Maximum Number
	Number	Average	of Shares that May
	of Shares	Price Per	Yet Be Purchased
Month	Purchased (1)	Share	Under the Plan

April	6	$34.76	—
May	1	$32.56	—
June	3	$31.23	—

Total	10	$33.62	—

(1)         These purchases represent shares cancelled when surrendered in lieu of cash payments for withholding taxes due from employees. These shares were not purchased as part of a publicly announced program to purchase shares.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders (the “Annual Meeting”) of Advent Software, Inc. was held at the principal office of the Company at 600 Townsend Street, San Francisco, California 94103 on May 13, 2009. Stockholders of record at the close of business on March 20, 2009 (the “Record Date”) were entitled to notice of and to vote at the meeting. As of the Record Date, 25,166,391 shares of the Company’s common stock were issued and outstanding, and a quorum of 21,822,283 shares of common stock was represented in person or by proxy at the Annual Meeting.

At the Annual Meeting, three items were voted upon:

1.                                       To elect eight directors to serve for the ensuing year and until their successors are duly elected and qualified.

	Number of Shares
	Voted For	Withheld

John H. Scully	21,110,930	711,353
Stephanie G. DiMarco	21,339,857	482,426
A. George Battle	19,856,042	1,957,241
Robert A. Ettl	21,697,453	124,830
James D. Kirsner	21,576,052	246,231
Christine S. Manfredi	21,799,983	22,300
James P. Roemer	21,576,703	245,580
Wendell G. Van Auken	20,105,847	1,716,436

2.                                       To ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the year ending December 31, 2009.

	Number of Shares
				Broker
	For	Against	Abstained	Non-Votes
Ratification of appointment of PricewaterhouseCoopers LLP	21,769,240	46,902	6,141	—

3.                                       To approve the amended and restated 2002 Stock Plan, and add and reserve 1,800,000 shares thereunder.

	Number of Shares
				Broker
	For	Against	Abstained	Non-Votes
Amended and restated 2002 Stock Plan	16,449,909	2,683,711	9,601	2,679,062

Item 5.    Other Information

None.

Item 6.    Exhibits

10.1               Description of Director Compensation*

31.1               Certification of Principal Executive and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1               Certification of Principal Executive and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

*Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVENT SOFTWARE, INC.

Dated: August 6, 2009	By:	/s/ Stephanie G. DiMarco
Stephanie G. DiMarco
Executive President,
Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

Dated: August 6, 2009	By:	/s/ James S. Cox
James S. Cox
Vice President and Corporate Controller
(Principal Accounting Officer)