Form 10-Q
period 2009-09-30
ADVENT SOFTWARE INC /DE/
filed 2009-11-09
CIK 1002225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number:  0-26994

ADVENT SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2901952
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2009 was 25,673,736.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30	December 31
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$69,164	$45,098
Accounts receivable, net	38,570	46,564
Deferred taxes, current	12,466	12,458
Prepaid expenses and other	15,593	19,732
Current assets of discontinued operation	5,414	9,443
Total current assets	141,207	133,295
Property and equipment, net	34,738	39,150
Goodwill	145,144	143,044
Other intangibles, net	23,856	27,217
Deferred taxes, long-term	54,159	54,166
Other assets	8,261	11,419
Noncurrent assets of discontinued operation	12,143	11,303

Total assets	$419,508	$419,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,452	$5,312
Accrued liabilities	26,840	25,781
Deferred revenues	126,336	135,217
Income taxes payable	6,228	978
Current liabilities of discontinued operation	13,002	13,953
Total current liabilities	177,858	181,241
Long-term debt	—	25,000
Deferred revenue, long-term	6,329	6,083
Other long-term liabilities	8,848	10,072
Noncurrent liabilities of discontinued operation	1,527	1,375

Total liabilities	194,562	223,771

Commitments and contingencies (See Note 11)

Stockholders’ equity:
Common stock	256	257
Additional paid-in capital	378,407	365,351
Accumulated deficit	(163,543)	(176,484)
Accumulated other comprehensive income	9,826	6,699
Total stockholders’ equity	224,946	195,823

Total liabilities and stockholders’ equity	$419,508	$419,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008

Net revenues:
Term license, maintenance and other recurring	$55,346	$46,931	$166,416	$138,333
Perpetual license fees	2,370	3,168	7,633	11,485
Professional services and other	6,066	8,053	19,126	21,577
Total net revenues	63,782	58,152	193,175	171,395
Cost of revenues:
Term license, maintenance and other recurring	11,920	11,095	34,729	31,581
Perpetual license fees	65	142	255	368
Professional services and other	7,628	10,453	23,190	25,339
Amortization of developed technology	1,416	575	4,145	1,681
Total cost of revenues	21,029	22,265	62,319	58,969
Gross margin	42,753	35,887	130,856	112,426
Operating expenses:
Sales and marketing	15,627	14,142	46,538	42,291
Product development	12,179	9,357	35,528	31,317
General and administrative	8,636	9,029	25,932	26,216
Amortization of other intangibles	438	134	1,315	721
Restructuring charges	36	41	92	96
Total operating expenses	36,916	32,703	109,405	100,641
Income from continuing operations	5,837	3,184	21,451	11,785
Interest and other income (expense), net	(194)	(154)	1,585	3,633
Income from continuing operations before income taxes	5,643	3,030	23,036	15,418
Provision for income taxes	1,741	1,207	6,612	3,738
Net income from continuing operations	$3,902	$1,823	$16,424	$11,680
Discontinued operation:
Net income from discontinued operation (net of applicable taxes of $223, $640, $1,409, and $695, respectively)	770	889	2,499	1,022
Net income	$4,672	$2,712	$18,923	$12,702

Basic net income per share:
Continuing operations	$0.15	$0.07	$0.65	$0.44
Discontinued operation	0.03	0.03	0.10	0.04
Total operations	$0.18	$0.10	$0.75	$0.48

Diluted net income per share:
Continuing operations	$0.15	$0.06	$0.63	$0.41
Discontinued operation	0.03	0.03	0.10	0.04
Total operations	$0.18	$0.10	$0.72	$0.45
Weighted average shares used to compute net income per share:
Basic	25,527	26,788	25,352	26,690
Diluted	26,630	28,198	26,244	28,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30
	2009	2008
Cash flows from operating activities:
Net income	$18,923	$12,702
Adjustment to net income for discontinued operation	(2,499)	(1,022)
Net income from continuing operations	16,424	11,680
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Stock-based compensation	13,975	11,783
Depreciation and amortization	12,432	8,119
Loss on dispositions of fixed assets	9	4
Provision for doubtful accounts	268	529
Provision for sales returns	454	61
Gain on investments	(2,056)	(3,393)
Deferred income taxes	(1)	124
Other	116	7
Effect of statement of operations adjustments	25,197	17,234
Changes in operating assets and liabilities:
Accounts receivable	7,717	(661)
Prepaid and other assets	5,688	835
Accounts payable	483	6,037
Accrued liabilities	(93)	(4,536)
Deferred revenues	(9,089)	16,524
Income taxes payable	5,250	2,984
Effect of changes in operating assets and liabilities	9,956	21,183
Net cash provided by operating activities from continuing operations	51,577	50,097
Cash flows from investing activities:
Net cash used in acquisitions	—	(1,000)
Purchases of property and equipment	(2,860)	(17,396)
Capitalized software development costs	(2,000)	(1,641)
Proceeds from sale of private equity investments	2,056	3,393
Proceeds from disposition of fixed assets	37	—
Change in restricted cash	1,534	(248)
Net cash used in investing activities from continuing operations	(1,233)	(16,892)
Cash flows from financing activities:
Proceeds from common stock issued from exercises of stock options	6,318	4,892
Withholding taxes related to equity award net share settlement	(2,026)	(2,000)
Proceeds from common stock issued under the employee stock purchase plan	2,946	2,576
Repurchase of common stock	(14,578)	(15,032)
Repayment of long-term borrowing	(25,000)	—
Net cash used in financing activities from continuing operations	(32,340)	(9,564)
Net cash transferred from discontinued operation	5,662	1,623
Effect of exchange rate changes on cash and cash equivalents	400	(127)
Net change in cash and cash equivalents from continuing operations	24,066	25,137
Cash and cash equivalents of continuing operations at beginning of period	45,098	48,809
Cash and cash equivalents of continuing operations at end of period	$69,164	$73,946

	Nine Months Ended September 30
	2009	2008
Supplemental disclosure of cash flow information
Cash flow from discontiued operation:
Net cash provided by operating activities	$4,283	$4,069
Net cash used in investing activities	(715)	(1,048)
Net cash transferred to continuing operations	(5,662)	(1,623)
Effect of exchange rates on cash and cash equivalents	(8)	(2)
Net change in cash and cash equivalents from discontinued operations	(2,102)	1,396
Cash and cash equivalents of discontinued operation at beginning of period	3,253	780
Cash and cash equivalents of discontinued operation at end of period	$1,151	$2,176

The cash flows from the discontinued operation, as presented in the condensed consolidated statement of cash flows, relate to the operations of MicroEdge.

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

These condensed consolidated financial statements include, in the opinion of management, all adjustments necessary to state fairly the financial position and results of continuing operations for each interim period shown. All such adjustments occur in the ordinary course of business and are of a normal, recurring nature.

Divestiture of the MicroEdge Segment and Discontinued Operation Reclassification

On October 1, 2009, Advent completed the sale of MicroEdge, Inc. (“MicroEdge”) a wholly-owned subsidiary of the Company pursuant to an Agreement and Plan of Merger (the “Agreement”) entered into on July 27, 2009, by and among the Company, Microedge Holdings, LLC (“Purchaser”), a Delaware limited liability company and an affiliate of Vista Equity Partners III, LLC, Microedge Merger Sub, LLC, a New York limited liability company and a wholly-owned subsidiary of Purchaser (“Merger Sub”), MicroEdge, and, with respect to Article VII, Article VIII and Article IX thereof only, U.S. Bank National Association as escrow agent. Pursuant to the Agreement, MicroEdge merged with and into Merger Sub.

In accordance with FASB Accounting Standards Codification (“ASC”) ASC 360, “Property, Plant, and Equipment” and ASC 205-20, “Discontinued Operations”, the assets, liabilities and results of MicroEdge have been reclassified as a discontinued operation in the condensed consolidated financial statements for all periods presented. See Note 3, “Divestiture”, for further discussion.

Unless noted otherwise, discussions in the notes to the condensed consolidated financial statements pertain to continuing operations.

Note 2—Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in Advent’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, that are of significance, or potential significance, to the Company.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) 820-10-65 (Prior authoritative literature: FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10-65 when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. ASC 820-10-65 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively. The Company’s adoption of ASC 820-10-65 did not have a material impact to the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued ASC 320-10-65 (Prior authoritative literature: FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”). ASC 320-10-65 amends the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of ASC 320-10-65 did not have a material impact to the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued ASC 825-10-65 (Prior authoritative literature: FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). ASC 825-10-65 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of ASC 825-10-65 did not have a material impact to the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued ASC 855 (Prior authoritative literature: SFAS No. 165, “Subsequent Events”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of ASC 855 are effective for interim and annual reporting periods ending after June 15, 2009 and were effective for the Company in the second quarter of fiscal 2009. Since ASC 855 only required additional disclosures, adoption of ASC 855 did not have an impact to the Company’s condensed consolidated financial position, results of operations or cash flows. See Note 17, “Subsequent Events” to the condensed consolidated financial statements for discussion of the subsequent events that has occurred since the balance sheet date of September 30, 2009.

In July 2009, the FASB issued ASC 105 (Prior authoritative literature: SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASC 105 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification will supersede all existing non-SEC accounting and reporting standards. The Company has included the references to the Codification, as appropriate, in these condensed consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition ) (“ASU 2009-13”) and ASU 2009-14,  Certain Arrangements That Include Software Elements , (amendments to FASB ASC Topic 985,  Software ) (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s condensed consolidated financial statements.

Note 3—Divestiture

As noted in Note 1, “Basis of Presentation”, above, on October 1, 2009, Advent completed the sale of its MicroEdge subsidiary to an affiliate of Vista Equity Partners III, LLC.

The total consideration received by the Company in connection with the divestiture was approximately $30 million in cash, of which $27 million in cash was paid on the closing date. The Company will record the associated gain resulting from the sale of MicroEdge in “net income from discontinued operation, net of applicable taxes” in its fourth quarter of 2009 results. As the Company has not yet completed the final analyses of the asset, liability and other comprehensive loss amounts as well as the effective tax rate, an estimate of the gain amount is not available as of the date of this filing. The remaining $3 million of the Purchase Price has been placed in escrow for eighteen (18) months following the close to be held as security for losses incurred by the Purchaser in the event of certain breaches of the representations and warranties contained in the Agreement or certain other events. Any gain on sale associated with the $3 million held in escrow will be recorded when realized.

The Company evaluated the transaction under ASC 360, “Property, Plant, and Equipment” and ASC 205-20, “Discontinued Operations”, and accordingly, the results of MicroEdge have been reclassified as a discontinued operation in the condensed consolidated statements of operations for all periods presented. The results of operations and the related charges for the discontinued operation are classified as “Net income from discontinued operation, net of applicable taxes” in the accompanying condensed consolidated statements of operations. For comparative purposes, the Company restated all prior periods presented to reflect the reclassifications on a consistent basis. In addition, the assets and liabilities of MicroEdge have been reclassified as assets and liabilities of the discontinued operation in the Company’s condensed consolidated balance sheets for all periods presented.

Net revenues and income from the Company’s discontinued operation are as follows for the following periods (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008

Net revenues	$5,934	$6,768	$18,859	$19,025

Net income from discontinued operation (net of applicable taxes of $223, $640, $1,409, and $695, respectively)	$770	$889	$2,499	$1,022

The following table sets forth the assets and liabilities of the MicroEdge discontinued operation included in the condensed consolidated balance sheets of the Company (in thousands):

	September 30	December 31
	2009	2008

Assets:
Cash and cash equivalents	$1,152	$3,253
Accounts receivable, net	3,294	5,106
Deferred taxes, current	663	663
Prepaid expenses and other	305	421
Total current assets of discontinued operation	$5,414	$9,443

Property and equipment, net	$2,511	$2,090
Goodwill	6,972	6,565
Other intangibles, net	1,873	1,893
Deferred taxes, long-term	620	620
Other assets	167	135
Total noncurrent assets of discontinued operation	$12,143	$11,303

Liabilities:
Accounts payable	$80	$313
Accrued liabilities	1,711	2,143
Deferred revenues	10,114	11,497
Income taxes payable	1,097	—
Total current liabilities of discontinued operation	$13,002	$13,953

Deferred income taxes	$257	$280
Deferred revenues, long-term	461	367
Other long-term liabilities	809	728
Total noncurrent liabilities of discontinued operation	$1,527	$1,375

Note 4—Stock-Based Compensation

Equity Award Activity

A summary of the status of the Company’s stock option and stock appreciation right (“SAR”) activity for the period presented follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Life	Value
	(in thousands)	Price	(in years)	(in thousands)

Outstanding at December 31, 2008	4,005	$28.24
Options & SARs granted	586	$31.63
Options & SARs exercised	(385)	$20.91
Options & SARs canceled	(147)	$40.12
Outstanding at September 30, 2009	4,059	$29.00	6.37	$48,188
Exercisable at September 30, 2009	2,420	$25.46	5.12	$36,868

The above table excludes approximately 33,000 of options and SARs outstanding held by employees of MicroEdge that will expire in 90 days after the completion of the divestiture on October 1, 2009. See Note 3, “Divestiture”, for further discussion.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $40.25 as of September 30, 2009 for options that were in-the-money as of that date.

The weighted average grant date fair value of options and SARs granted (as determined under ASC 718), total intrinsic value of options and SARs exercised and cash received from option exercises during the nine months ended September 30, 2009 and 2008 were as follows (in thousands, except weighted average grant date fair value):

	Nine Months Ended September 30
	2009	2008
Options and SARs
Weighted average grant date fair value	$14.68	$18.35
Total intrinsic value of awards exercised	$5,261	$7,002

Options
Cash received from exercises	$6,318	$4,892

The Company settles exercised stock options and SARs with newly issued common shares.

A summary of the status of the Company’s restricted stock unit (“RSU”) activity for the nine months ended September 30, 2009 is as follows:

		Weighted
	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value

Outstanding and unvested at December 31, 2008	668	$37.88
RSUs granted	201	$32.62
RSUs vested	(145)	$36.63
RSUs canceled	(23)	$39.41
Outstanding and unvested at September 30, 2009	701	$36.57

The weighted average grant date fair value was determined based on the closing market price of the Company’s common stock on the date of the award. The aggregate intrinsic value of RSUs outstanding at September 30, 2009 was $28.2 million, using the closing price of $40.25 per share as of September 30, 2009.

Stock-Based Compensation Expense

Stock-based employee compensation expense recognized on Advent’s condensed consolidated statement of operations for the three and nine months ended September 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Statement of operations classification
Cost of term license, maintenance and other recurring revenues	$498	$340	$1,333	$906
Cost of professional services and other revenues	336	266	967	739
Total cost of revenues	834	606	2,300	1,645

Sales and marketing	1,650	1,278	4,265	3,316
Product development	1,326	1,028	3,641	2,784
General and administrative	1,388	1,939	3,769	4,038
Total operating expenses	4,364	4,245	11,675	10,138

Total stock-based compensation expense	5,198	4,851	13,975	11,783

Tax effect on stock-based employee compensation	(2,212)	(1,873)	$(5,721)	$(4,524)

Effect on net income from continuing operations, net of tax	2,986	2,978	8,254	7,259

Effect on net income from discontinued operation, net of tax	(35)	203	340	523

Effect on net income, net of tax	$2,951	$3,181	$8,594	$7,782

Advent capitalized stock-based employee compensation expense of $174,000 and $246,000 during the nine months ended September 30, 2009 and 2008, respectively, associated with the Company’s software development, internal-use software and professional services implementation projects.

As of September 30, 2009, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimated forfeitures, was $30.2 million and is expected to be recognized through the remaining vesting period of each grant, with a weighted average remaining period of 2.6 years.

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Stock Options & SARs
Expected volatility	43.1% - 48.3%	42.0% - 43.7%	43.1% - 57.7%	41.8% - 43.7%
Expected life (in years)	5.10	5.27	4.17 - 5.47	3.82 - 5.27
Risk-free interest rate	2.6% - 2.7%	2.7% - 3.4%	1.8% - 3.0%	2.6% - 3.9%
Expected dividends	None	None	None	None

Employee Stock Purchase Plan
Expected volatility	58.3%	46.0%	58.3% - 72.8%	43.8% - 46.0%
Expected life (in months)	6	6	6	6
Risk-free interest rate	0.3%	2.0%	0.3% - 0.4%	2.0% - 3.4%
Expected dividends	None	None	None	None

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

Note 5—Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the sum of weighted average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period, excluding the effect of any anti-dilutive securities. Potential common shares consist of the shares issuable upon the exercise of stock options and SARs, the vesting of restricted stock awards and from withholdings associated with the Company’s employee stock purchase plan. Potential common shares are reflected in diluted earnings per share by application of the treasury stock method, which in the current period includes consideration of unamortized stock-based compensation and windfall tax benefits.

The following table sets forth the computation of basic and diluted net income per share for continuing operations and the Company’s discontinued operation (in thousands, except per-share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Numerator:
Net income:
Continuing operations	$3,902	$1,823	$16,424	$11,680
Discontinued operation	770	889	2,499	1,022
Total operations	$4,672	$2,712	$18,923	$12,702

Denominator:
Denominator for basic net income per share-weighted average shares outstanding	25,527	26,788	25,352	26,690

Dilutive common equivalent shares: Employee stock options and other	1,103	1,410	892	1,509

Denominator for diluted net income per share-weighted average shares outstanding, assuming exercise of potential dilutive common shares	26,630	28,198	26,244	28,199

Net income per share:
Basic:
Continuing operations	$0.15	$0.07	$0.65	$0.44
Discontinued operation	0.03	0.03	0.10	0.04
Total operations	$0.18	$0.10	$0.75	$0.48

Diluted:
Continuing operations	$0.15	$0.06	$0.63	$0.41
Discontinued operation	0.03	0.03	0.10	0.04
Total operations	$0.18	$0.10	$0.72	$0.45

Weighted average stock options, SARs and RSUs of approximately 1.9 million and 2.3 million for the three and nine months ended September 30, 2009, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. Similarly, weighted average stock options, SARs and RSUs of approximately 1.4 million and 1.2 million for the three and nine months ended September 30, 2008, respectively, were excluded from the calculation of diluted net income per share.

Note 6—Goodwill

The changes in the carrying value of goodwill for the nine months ended September 30, 2009 were as follows (in thousands):

Goodwill

Balance at December 31, 2008	$143,044
Translation adjustments	2,154
Purchase price adjustment	(54)
Balance at September 30, 2009	$145,144

Foreign currency translation adjustments totaling $2.2 million reflect the general weakening of the U.S. dollar versus European currencies during the nine months ended September 30, 2009.

Note 7—Other Intangibles

The following is a summary of other intangibles as of September 30, 2009 (in thousands):

	Average
	Amortization	Other		Other
	Period	Intangibles,	Accumulated	Intangibles,
	(Years)	Gross	Amortization	Net

Purchased technologies	4.9	$26,556	$(14,634)	$11,922
Product development costs	2.4	10,535	(5,736)	4,799
Developed technology sub-total		37,091	(20,370)	16,721

Customer relationships	6.0	27,038	(20,773)	6,265
Other intangibles	3.9	1,507	(637)	870
Other intangibles sub-total		28,545	(21,410)	7,135
Balance at September 30, 2009		$65,636	$(41,780)	$23,856

The following is a summary of other intangibles as of December 31, 2008 (in thousands):

	Average
	Amortization	Other		Other
	Period	Intangibles,	Accumulated	Intangibles,
	(Years)	Gross	Amortization	Net

Purchased technologies	4.9	$26,556	$(12,289)	$14,267
Product development costs	3.0	8,436	(3,937)	4,499
Developed technology sub-total		34,992	(16,226)	18,766

Customer relationships	6.0	27,038	(19,705)	7,333
Other intangibles	3.9	1,507	(389)	1,118
Other intangibles sub-total		28,545	(20,094)	8,451
Balance at December 31, 2008		$63,537	$(36,320)	$27,217

The changes in the carrying value of other intangibles during the nine months ended September 30, 2009 were as follows (in thousands):

	Other		Other
	Intangibles,	Accumulated	Intangibles,
	Gross	Amortization	Net

Balance at December 31, 2008	$63,537	$(36,320)	$27,217
Additions	1,999	—	1,999
Stock-based compensation additions	100	—	100
Amortization	—	(5,460)	(5,460)
Balance at September 30, 2009	$65,636	$(41,780)	$23,856

Based on the carrying amount of intangible assets as of September 30, 2009, the estimated future amortization is as follows (in thousands):

	Three
	Months Ended
	December 31	Years Ended December 31
	2009	2010	2011	2012	2013	Thereafter	Total
Estimated future amortization of:
Developed technology	$1,480	$5,500	$4,223	$3,328	$2,190	$—	$16,721
Other intangibles	350	1,187	1,067	1,067	1,023	2,441	7,135

Total	$1,830	$6,687	$5,290	$4,395	$3,213	$2,441	$23,856

Note 8—Balance Sheet Detail

The following is a summary of prepaid expenses and other (in thousands):

	September 30	December 31
	2009	2008

Prepaid commission	$5,178	$5,953
Prepaid contract expense	5,311	7,473
Prepaid royalty	1,017	1,728
Other	4,087	4,578
Total prepaid expenses and other	$15,593	$19,732

The following is a summary of other assets, net (in thousands):

	September 30	December 31
	2009	2008

Long-term investments	$500	$500
Long-term prepaid commissions	3,220	4,915
Deposits	1,342	3,145
Prepaid contract expense, long-term	3,199	2,843
Other	—	16
Total other assets	$8,261	$11,419

Long-term investments include an equity investment in a privately held company. This equity investment is carried at the lower of cost or fair value at September 30, 2009 and December 31, 2008.  Deposits include restricted cash balance of $0.4 million and $1.9 million at September 30, 2009 and December 31, 2008, respectively. During the third quarter of 2009, restricted cash was reduced by $1.5 million per the terms of the Company’s lease agreement for its San Francisco headquarters facility.

The following is a summary of accrued liabilities (in thousands):

	September 30	December 31
	2009	2008

Salaries and benefits payable	$15,796	$17,191
Accrued restructuring, current portion	541	682
Other	10,503	7,908
Total accrued liabilities	$26,840	$25,781

Accrued restructuring charges are discussed further in Note 10, “Restructuring Charges.” Other accrued liabilities include accruals for royalties, sales and business taxes, acquisition related costs, and other miscellaneous items.

The following is a summary of other long-term liabilities (in thousands):

	September 30	December 31
	2009	2008

Deferred rent	$7,079	$7,746
Accrued restructuring, long-term portion	831	1,194
Other	938	1,132
Total other long-term liabilities	$8,848	$10,072

Note 9—Comprehensive Income

The components of comprehensive income were as follows for the periods presented (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008

Net income from continuing operations	$3,902	$1,823	$16,424	$11,680
Foreign currency translation adjustment	1,141	(3,938)	2,693	(1,514)
Comprehensive income (loss) from continuing operations	5,043	(2,115)	19,117	10,166
Comprehensive income from discontinued operation	726	477	2,933	608
Total comprehensive income (loss)	$5,769	$(1,638)	$22,050	$10,774

Note 10—Restructuring Charges

Minor restructuring initiatives were implemented in the Company’s Advent Investment Management segment in 2006 to reduce costs and improve operating efficiencies. These initiatives have resulted in restructuring charges comprised primarily of costs related to properties abandoned in connection with facilities consolidation, associated write-down of leasehold improvements and severance and associated employee termination costs related to headcount reductions. Advent’s restructuring charges included accruals for estimated losses on facility costs based on the Company’s contractual obligations net of estimated sublease income. Advent reassesses this liability periodically based on market conditions.

During the nine months ended September 30, 2009 Advent recorded a restructuring charge of $92,000 which related to the present value amortization of facility exit obligations partially offset by adjustments to facility exit assumptions. During the nine months ended September 30, 2008, Advent recorded a restructuring charge of $96,000 which primarily related to a partial lease surrender fee of $200,000 to exit the data center portion of the facility space located 303 2nd  Street in San Francisco, California and the present value amortization of facility exit obligations. These charges were partially offset by adjustments to facility exit assumptions.

The following table sets forth an analysis of the components of the payments and restructuring charges (benefits) made against the accrual during the nine months ended September 30, 2009 (in thousands):

	Facility Exit	Severance &
	Costs	Benefits	Total

Balance of restructuring accrual at December 31, 2008	$1,735	$141	$1,876
Restructuring charges (benefits)	38	(4)	34
Cash payments	(459)	(137)	(596)
Adjustment of prior restructuring costs	58	—	58
Balance of restructuring accrual at September 30, 2009	$1,372	$—	$1,372

Of the remaining restructuring accrual of $1.4 million at September 30, 2009, $0.5 million and $0.8 million are included in accrued liabilities and other long-term liabilities, respectively, on the accompanying condensed consolidated balance sheet. The remaining excess facility costs of $1.4 million are stated at estimated fair value, net of estimated sublease income of approximately $2.6 million. Advent expects to pay the remaining obligations associated with the vacated facilities no later than over the remaining lease terms, which expire on various dates through 2012.

Note 11—Commitments and Contingencies

Lease Obligations

Advent leases office space and equipment under non-cancelable operating lease agreements, which expire at various dates through June 2025. Some operating leases contain escalation provisions for adjustments in the consumer price index. Advent is responsible for maintenance, insurance, and property taxes. Excluding leases for MicroEdge locations, as of September 30, 2009, Advent’s remaining operating lease commitments through 2025 were approximately $63.3 million, net of future minimum rental receipts of $2.8 million to be received under non-cancelable sub-leases.

The MicroEdge segment has operating lease commitments totaling $10.5 million, less sublease income of $0.2 million, under various lease agreements through 2018. On October 1, 2009, Advent completed the sale of the Company’s MicroEdge subsidiary. See Note 3 “Divestiture” and Note 17 “Subsequent Events” to the condensed consolidated financial statements for a description of the principal terms of the divestiture. With the exception of the MicroEdge facilities in New York City, the leases related to MicroEdge have been transferred to the Purchaser.

On September 30, 2009, the Company entered into a definitive lease agreement with 1114 6th Avenue Co., LLC (the “Landlord”) whereby the Company will lease approximately 31,000 square feet of office space at 1114 Avenue of the Americas in New York, New York (the “Grace Building”). The Company’s contractual operating lease obligation under this agreement is approximately $30 million, payable over the fifteen-year term of the lease. Additionally, the Company anticipates approximately $8 million of leasehold improvements, of which $2 million will be funded by the Landlord and approximately $6 million will be paid directly by Advent. After completion of the improvements, currently estimated to be in the second fiscal quarter of 2010, the Company will relocate its New York operations to the Grace Building facility.

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

From time to time, Advent is involved in claims and legal proceedings that arise in the ordinary course of business. Based on currently available information, management does not believe that the ultimate outcome of these unresolved matters, individually and in the aggregate, is likely to have a material adverse effect on the Company’s financial position or results of operations. However, litigation is subject to inherent uncertainties and the Company’s view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods.

Note 12—Segment Information

Description of Segments

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments in a company’s financial statements. Advent’s organizational structure is based on a number of factors that the chief operating decision maker (“CODM”) uses to evaluate, view and run its business operations which include, but are not limited to, customer base, homogeneity of products and technology. Advent’s operating segments are based on this organizational structure and information reviewed by Advent’s CODM to evaluate the operating segment results.

Divestiture of the MicroEdge Segment

Historically, the Company determined that its operations were organized into two reportable segments: 1) Advent Investment Management, and 2) MicroEdge. On October 1, 2009, Advent completed the sale its MicroEdge subsidiary pursuant to an Agreement entered into on July 27, 2009. Accordingly, the results of MicroEdge have been classified as a discontinued operation in the condensed consolidated statements of operations for all periods presented. The Company now operates under a single reportable segment, Advent Investment Management. See Note 3, “Divestiture”, for further information regarding the divestiture of MicroEdge.

Major Customers

No single customer represented 10% or more of Advent’s total net revenues in any period presented.

Note 13—Debt

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

In November 2008, the Company drew down $25.0 million against its Credit Facility which bore interest at the Wells Fargo prime rate of 4.0%.  In January 2009, the Company repaid $10.0 million of the debt under its Credit Facility. During February 2009, Advent elected to move from the Wells Fargo prime rate into a monthly LIBOR rate contract on the remaining $15.0 million which bears a rate of 0.45% plus an applicable margin of 1.50% for an all-in rate of 1.95%. During the second quarter of 2009, the Company repaid the remaining outstanding balance of $15.0 million. As of September 30, 2009, there were no outstanding borrowings under the Credit Facility and the Company was in compliance with all associated covenants.

Note 14—Income Taxes

The following table summarizes the activity relating to the Company’s unrecognized tax benefits during the nine months ended September 30, 2009 (in thousands):

Total
Balance at December 31, 2008	$6,904
Gross increases related to current period tax positions	717
Balance at September 30, 2009	$7,621

At September 30, 2009 and December 31, 2008, Advent had $7.6 million and $6.9 million of gross unrecognized tax benefits, respectively. During the first nine months of 2009, Advent increased the amount of unrecognized tax benefits by $0.7 million relating to federal and California research credits. If recognized, the total unrecognized tax benefits would decrease Advent’s tax provision and increase net income $6.4 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of the federal tax benefit of state income tax items. The Company’s liabilities for unrecognized tax benefits relate to federal research credits, California research and enterprise zone tax credits and various state net operating losses.

Advent is subject to taxation in the US and various state and foreign jurisdictions. The material jurisdictions that are subject to examination by tax authorities include California for tax years after fiscal 2004, Federal for tax years after 2005, and New York for 2008. During the third quarter of 2009, Advent closed the state of New York audit for Advent and MicroEdge for 2005 through 2007 tax years with no material impact on income tax expense.

Note 15—Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities. The fair value of these certain financial assets was determined using the following inputs as of September 30, 2009 (in thousands):

Fair Value Measurements at Reporting Date Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money Market Funds (1)	$50,009	$50,009	$—	$—

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value based on their short-term nature.

The Company also has a direct investment in a privately-held company accounted for under the cost method which is not reported in the table of assets measured at fair value above. This investment, which totaled $0.5 million at September 30, 2009, is periodically assessed for other-than-temporary impairment. If Advent determines that an other-than-temporary impairment has occurred, the Company writes down the investment to its fair value. Advent estimates fair value using a variety of valuation methodologies. Such methodologies include comparing the private company with publicly traded companies in similar lines of business, applying revenue and price/earnings multiples to estimated future operating results for the private company and estimating discounted cash flows for that company.

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

The following table provides a summary of the quarterly repurchase activity during the nine months ended September 30, 2009 under the stock repurchase program approved by the Board in October 2008 (in thousands, except per share data):

	Total		Average
	Number		Price
	of Shares		Paid
	Purchased	Cost	Per Share

Q1 2009	690	$14,578	$21.13
Q2 2009	—	—	—
Q3 2009	—	—	—
Total	690	$14,578	$21.13

At September 30, 2009, there remained approximately 1.0 million shares authorized by the Board for repurchase.

Note 17—Subsequent Events

In accordance with ASC 855, the Company evaluated subsequent events after the balance sheet date of September 30, 2009 through November 9, 2009, which is the date the financial statements were issued.

On October 1, 2009, Advent completed the sale of its MicroEdge subsidiary to an affiliate of Vista Equity Partners III, LLC. The total consideration received by the Company in connection with the disposition was approximately $30 million in cash, of which $27 million in cash was paid on the closing date. The Company will record the associated gain resulting from the sale of MicroEdge in “net income from discontinued operation, net of applicable taxes” in its fourth quarter of 2009 results. As the Company has not yet completed the final analyses of the asset, liability and other comprehensive loss amounts as well as the effective tax rate, an estimate of the gain amount is not available as of the date of this filing. The remaining $3 million of the Purchase Price has been placed in escrow for eighteen (18) months following the close to be held as security for losses incurred by the Purchaser in the event of certain breaches of the representations and warranties contained in the Agreement or certain other events. Any gain on sale associated with the $3 million held in escrow will be recorded by the Company when realized.

In connection with the sale of MicroEdge, the Company entered into a sublease agreement with Microedge LLC, whereby Microedge LLC will sub-lease approximately 24,000 square feet of office space located at 619 West 54th Street in New York, New York from the Company. The sublease agreement became effective upon the close of sale of MicroEdge on October 1, 2009. The Company currently estimates that the restructuring costs, consisting primarily of facility exit costs, will be approximately $4 million and will be recorded in “net income from discontinued operation, net of applicable taxes” in the consolidated statement of operations for the fourth quarter of 2009.

In October 2009 the Company established a subsidiary of Advent Software (Asia), Ltd. in Beijing, China. Prior to the establishment of the Beijing office, certain engineering activities had been outsourced to a business partner located in China. Advent is currently transitioning approximately 50 contract developers into employees of Advent in Beijing during the fourth quarter of 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion in conjunction with our consolidated financial statements and related notes. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended, including, but not limited to statements referencing our expectations relating to future revenues, expenses and operating margins. Forward-looking statements can be identified by the use of terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other similar terms and the negative of such terms regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include, among others, statements regarding the future of the investment management market and opportunities for us related thereto, future expansion, acquisition, divestment of or investment in other businesses and the impact of our divestment of MicroEdge, projections of revenues, future cost and expense levels, expected timing and amount of amortization expenses related to past acquisitions, the adequacy of resources to meet future cash requirements, estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, future client wins, future hiring and future product introductions. Such forward-looking statements are based on our current plans and expectations and involve known and unknown risks and uncertainties which may cause our actual results or performance to be materially different from any results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to the “Risk Factors” set forth in “Item 1A. Risk Factors” in this Form 10-Q, as well as other risks identified from time to time in other Securities and Exchange Commission (“SEC”) reports. You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results, levels of activity or performance and represent our expectations only as of the date they are made.

Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us”, the “Company” and “Advent” refer to Advent Software, Inc. and its subsidiaries.

Overview

We offer integrated software products and services for automating and integrating data and work flows across the investment management organization, as well as between the investment management organization and external parties. Our products are intended to increase operational efficiency, improve the accuracy of client information and enable better decision-making. Each solution focuses on specific mission-critical functions of the front, middle and back offices of investment management organizations and is designed to meet the needs of the particular client, as determined by size, assets under management and complexity of the investment environment. On October 1, 2009, we completed the sale of MicroEdge, Inc., our wholly-owned subsidiary, as further described below. References in this document to our continuing operations refer to our remaining business.

Current Economic Environment

During the first nine months of 2009, our business continued to be impacted by the generally weak macro-economic environment. The current environment has created pressure on our clients to decrease their information technology budgets, which negatively impacted our customer renewal rates and annual term license contract value (“ACV”) in the first nine months of 2009. For example, initially disclosed renewal rates, which we report one quarter in arrears, decreased to 87% for the second quarter of 2009, compared to 103% for the second quarter of 2008. Additionally, the ACV added during the first nine months of 2009 decreased to $12.9 million from $18.6 million during the comparable period of 2008. Despite the negative impact on our renewal rates and overall bookings, we continued to proactively control our costs and achieved growth in our continuing operations’ operating profit margin and earnings per share during the first nine months of 2009.

We believe that the fourth quarter of 2009 will continue to be a difficult period for the investment management industry in the United States and worldwide. During the first nine months of 2009, investment managers have seen their revenues decrease as a result of decreases in their assets under management. Some hedge funds and other types of clients have gone out of business and we believe more firms may go out of business. While we are not immune to downturns in technology spending, should our customers continue to reduce or limit their spending, we believe we are well positioned to maintain our competitive position in the longer term for the following reasons:

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

We believe our recent financial results validate the strength and stability of our business and the attractiveness of our product portfolio to our customers. For example, our continuing operations have grown revenue, operating income and margin, and operating cash flows during the three and nine months ended September 30, 2009 compared to the comparable periods of 2008. In addition to our strong financial results, we believe we saw an improved demand environment and interest during the third quarter of 2009 from prospects and customers across all the markets we serve. While we see the potential for improvement for the remainder of 2009 and in 2010, the timing of any recovery is uncertain. As the current economic situation evolves, we will continue to evaluate the impact of this environment on our business and we will remain focused on delivering solutions for our customers. We remain positive about our relative market position and our product delivery plans and we intend to remain focused on executing in the areas we can control by continuing to provide high value products while managing our expenses and headcount growth.

Operating Overview

Operating highlights of our third quarter of 2009 include:

•                  Expanded customer relationships and acceptance of our product offerings. We experienced continued demand for both our newest and largest portfolio management and accounting platforms: Advent Portfolio Exchange (“APX”) and Geneva. We signed 19 APX contracts, bringing the total number of licenses sold globally to 318, and we added 10 new Geneva clients which brings the total number of Geneva licenses sold to 231 as of September 30, 2009.

•                  New and incremental bookings. The term license contracts signed in the third quarter of 2009 will contribute approximately $6.0 million in annual revenue (“annual term license contract value” or “ACV”) once they are fully implemented.

•                  Launch of Advent Revenue Center 3.0. We unveiled significant new features to Advent Revenue Center 3.0 which includes revenue forecasting and revenue sharing functionality.

Divestiture of MicroEdge

On October 1, 2009, we completed the sale of our MicroEdge subsidiary. See Notes 3 and 17 to condensed consolidated financial statements for a description of the principal terms of the divestiture.

In accordance with FASB ASC 205-20, “Discontinued Operations”, MicroEdge’s results have been reclassified as a discontinued operation in the condensed consolidated statements of operations for all periods presented. The results of operations and the related charges for our discontinued operation are classified as “net income from discontinued operation, net of applicable taxes” in the accompanying condensed consolidated statements of operations for all periods presented. In addition, the assets and liabilities of MicroEdge have been reclassified as assets and liabilities of discontinued operation in the Company’s condensed consolidated balance sheet for all periods presented.

Unless noted otherwise, discussions in the notes to the condensed consolidated financial statements pertain to continuing operations.

Financial Overview

The components of revenue from continuing operations during the third quarters of 2009 and 2008, and associated dollar and percentage fluctuations were as follows (in thousands, except % change):

	Three Months Ended September 30		$	%
	2009	2008	Change	Change

Term license revenues	$24,282	$15,359	$8,923	58%
Maintenance revenues	18,703	19,552	(849)	-4%
Other recurring revenues	12,361	12,020	341	3%
Total term license, maintenance and other recurring revenues	55,346	46,931	8,415	18%
Recurring revenue as % of total revenue	87%	81%

Asset under administration (AUA) fees	1,199	1,510	(311)	-21%
Other perpetual license fees	1,171	1,658	(487)	-29%
Total perpetual license fees	2,370	3,168	(798)	-25%

Professional services and other	6,066	8,053	(1,987)	-25%

Total net revenues	$63,782	$58,152	$5,630	10%

We recognized revenue of $63.8 million from continuing operations during the third quarter of 2009, which represented an increase of 10% over the same quarter of last year. This increase was driven by significant growth in term license revenue as we continued to layer in incremental ACV sold in previous periods, and to a lesser extent, revenues from our new research management solution, Tamale RMS, which we introduced in the fourth quarter of 2008. Perpetual license fees in the third quarter of 2009 were down compared to the third quarter of 2008 as we licensed fewer perpetual seats and modules to our existing perpetual client base. We have grown net revenue year-over-year for several reasons, including the following:

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

Total recurring revenues, which we define as term license, perpetual maintenance, and other recurring revenues, increased to 87% of total net revenues during the third quarter of 2009, as compared to 81% during the same period of 2008. Term license revenues increased 58% in the third quarter of 2009 from the prior year period and represented 38% of total net revenues in the third quarter of 2009, as compared to 26% in the same period in 2008.

Total expenses from continuing operations, including cost of revenues, were $57.9 million in the third quarter of 2009, compared with $55.0 million in the third quarter of 2008. Our expenses increased in 2009 from 2008 largely as a result of increased payroll, variable compensation and benefit expenses resulting from increases in headcount primarily from our acquisition of Tamale Software, Inc. on October 1, 2008.

Our operating income from continuing operations in the third quarter of 2009 increased to $5.8 million or 9% of revenue from $3.2 million or 5% of revenue in the third quarter of 2008 which is reflective of revenue growth and our cost reduction initiatives.

Our continuing operations’ income tax expense was $1.7 million resulting in a 31% effective tax rate during the third quarter of 2009, compared to $1.2 million or 40%, respectively, in the third quarter of 2008.

Net income from continuing operations was $3.9 million, resulting in diluted earnings per share of $0.15 for the third quarter of 2009, compared to $1.8 million or $0.06 in the third quarter of 2008.

Our continuing operations generated operating cash flow of $51.6 million in the first nine months of 2009, which compares to $50.1 million in the first nine months of 2008.

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

Now that we are substantially complete in our transition, the term license component of the deferred revenue balance related to implementations in process will increase or decrease in the future depending on the amount of new term license bookings relative to the number of implementations that reach substantial completion in a particular quarter. During the first nine months of 2009, the revenue recognized from completed implementations exceeded the revenue deferred from projects being implemented by $6.6 million composed of $3.8 million of term license revenue and $2.8 million of professional services revenue. We do not expect this trend of revenue recognition exceeding revenue deferral to continue. For example, during the first nine months of 2008, the revenue deferred from projects being implemented exceeded the revenue recognized from completed implementations by $9.0 million composed of $2.7 million of term license revenue and $6.3 million of professional services revenue.

Amounts of revenues and directly-related expenses deferred as of September 30, 2009 and December 31, 2008 associated with our term licensing deferral was as follows (in millions):

	September 30	December 31
	2009	2008
Deferred revenues
Short-term	$18.9	$26.0
Long-term	5.3	4.8
Total	$24.2	$30.8

Directly-related expenses
Short-term	$5.6	$8.1
Long-term	2.7	2.1
Total	$8.3	$10.2

Deferred net revenue and directly-related expenses are classified as “Deferred revenues” (short-term and long-term), and “Prepaid expenses and other,” and “Other assets” respectively, on the condensed consolidated balance sheets.

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

•                  Legal contingencies; and

•                  Sales returns and accounts receivable allowances

There have been no significant changes in our critical accounting policies and estimates during the first nine months of 2009 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2008, except for the following:

•                  Historically, the Company determined that its operations were organized into two reportable segments: 1) Advent Investment Management, and 2) MicroEdge. For the purposes of goodwill impairment testing, we had determined our MicroEdge subsidiary to be one of our three reporting units as of November 1, 2008.

With the divestiture of MicroEdge, we now report a single operating segment, Advent Investment Management, as defined in ASC 280, “Segment Reporting”.  Additionally, we have determined that the Company will have two reporting units, US Core Business and International, which comprise our Advent Investment Management segment, for our upcoming test for goodwill impairment during the fourth quarter of 2009. Thus effective November 1, 2009, goodwill impairment testing will be performed on two reporting units in accordance with ASC 350, “Goodwill and Other”.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, that are of significance, or potential significance, to the Company.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) 820-10-65 (Prior authoritative literature: FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10-65 when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. ASC 820-10-65 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively. The Company’s adoption of ASC 820-10-65 did not have a material impact to the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued ASC 320-10-65 (Prior authoritative literature: FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”). ASC 320-10-65 amends the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of ASC 320-10-65 did not have a material impact to the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued ASC 825-10-65 (Prior authoritative literature: FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). ASC 825-10-65 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of ASC 825-10-65 did not have a material impact to the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued ASC 855 (Prior authoritative literature: SFAS No. 165, “Subsequent Events”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of ASC 855 are effective for interim and annual reporting periods ending after June 15, 2009 and are effective for the Company in the second quarter of fiscal 2009. Since ASC 855 only required additional disclosures, adoption of ASC 855 did not have an impact to the Company’s condensed consolidated financial position, results of operations or cash flows. See Note 17, “Subsequent Events” to our condensed consolidated financial statements for our discussion of the subsequent event that has occurred since the balance sheet date of September 30, 2009.

In July 2009, the FASB issued ASC 105 (Prior authoritative literature: SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASC 105 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification will supersede all existing non-SEC accounting and reporting standards. We have included the references to the Codification, as appropriate, in these condensed consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition ) (“ASU 2009-13”) and ASU 2009-14,  Certain Arrangements That Include Software Elements , (amendments to FASB ASC Topic 985,  Software ) (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

The following table sets forth, for the periods indicated, certain financial information as a percentage of total net revenues. The financial information and the ensuing discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008

Net revenues:
Term license, maintenance and other recurring	87%	81%	86%	81%
Perpetual license fees	4	5	4	7
Professional services and other	10	14	10	13

Total net revenues	100	100	100	100

Cost of revenues:
Term license, maintenance and other recurring	19	19	18	18
Perpetual license fees	*	*	*	*
Professional services and other	12	18	12	15
Amortization of developed technology	2	1	2	1

Total cost of revenues	33	38	32	34

Gross margin	67	62	68	66

Operating expenses:
Sales and marketing	25	24	24	25
Product development	19	16	18	18
General and administrative	14	16	13	15
Amortization of other intangibles	1	*	1	*
Restructuring charges	*	*	*	*

Total operating expenses	58	56	57	59

Income from continuing operations	9	5	11	7
Interest and other income (expense), net	*	*	1	2

Income from continuing operations before income taxes	9	5	12	9
Provision for income taxes	3	2	3	2

Net income from continuing operations	6	3	9	7

Discontinued operation:
Net income from discontinued operation	1	2	1	1

Net income	7%	5%	10%	7%

*Less than 1%

NET REVENUES

	Three Months Ended September 30			Nine Months Ended September 30
	2009	2008	Change	2009	2008	Change

Total net revenues (in thousands)	$63,782	$58,152	$5,630	$193,175	$171,395	$21,780

Our net revenues are made up of three components: term license, maintenance and other recurring revenue; perpetual license fees; and professional services and other revenue. The revenues from a term license, which includes both software license and maintenance services, are recorded under a time based contract. Maintenance revenues are derived from maintenance fees charged for perpetual license arrangements and recurring revenues are derived from our subscription-based or transaction-based services. Perpetual license revenues are derived from the licensing of software products under a perpetual arrangement and include Assets Under Administration (“AUA”) fees for certain perpetual arrangements. Professional services and other revenues include fees for consulting, fees from training, and project management services and our client conferences. Sales returns, which we generally do not provide to customers, are accounted for as deductions to these three revenue categories based on our historical experience.

Prior to fiscal 2006, each of the major revenue categories varied as a percentage of net revenues. However, since fiscal 2006, revenues from recurring sources have grown and conversely revenues from perpetual licenses have decreased as follows:

				YTD
				September
As a percentage of net revenues	2006	2007	2008	2009

Revenues from recurring sources	77%	79%	80%	86%

Revenues from perpetual license fees	13%	12%	7%	4%

As we continue to sign term license agreements for new customers, we expect our revenue from recurring sources to continue to represent over 80% of our total net revenues.

Revenue derived from sales to the Europe, Middle East and Africa (“EMEA”) region was $7.6 million and $24.4 million for the three and nine months ended September 30, 2009, respectively, which reflected a decrease of $0.8 million and $1.4 million when compared to comparable periods in 2008. These decreases are primarily due to declines in the market values of AUA balances for our EMEA customers and the impact of changes in foreign exchange rates. We plan to continue expanding our international sales efforts, both in our current markets and elsewhere. The revenues from customers in any single international country did not exceed 10% of total net revenues.

We expect that total net revenues from continuing operations, which exclude the results of MicroEdge, to be between $64 million and $66 million in the fourth quarter of 2009.

Term License, Maintenance and Other Recurring Revenues

(in thousands, except percent of	Three Months Ended September 30			Nine Months Ended September 30
total net revenues)	2009	2008	Change	2009	2008	Change

Term license revenues	$24,282	$15,359	$8,923	$74,855	$44,809	$30,046
Maintenance revenues	18,703	19,552	(849)	56,196	58,139	(1,943)
Other recurring revenues	12,361	12,020	341	35,365	35,385	(20)
Total term license, maintenance and other recurring revenues	$55,346	$46,931	$8,415	$166,416	$138,333	$28,083
Percent of total net revenues	87%	81%		86%	81%

Total recurring revenues, which we define as term license, perpetual maintenance, and other recurring revenues, increased to 87% and 86% of total net revenues during the three and nine months ended September 30, 2009, respectively, as compared to 81% during the same periods of 2008.

The increase in term license revenues reflected the continued market acceptance of our Geneva, APX, Partner, Moxy and Tamale products. Revenues from term licenses, which include both the software license and maintenance services for term licenses, grew 58% and 67% during the three and nine months ended September 30, 2009, respectively, when compared to the same periods in 2008. Term license revenues represented 44% and 45% of total term license, maintenance and other recurring revenues during the three and nine months ended September 30, 2009, respectively, compared to 33% and 32% in the comparable periods of 2008. The growth of term license revenues during the three and nine months ended September 30, 2009 reflects the continued layering of incremental ACV sold in previous quarters into our term revenue. In addition, in the first nine months of 2009, the revenue recognized from completed implementations exceeded the revenue deferred from projects being implemented by $3.8 million. The amount of net revenue recognized from completed implementations was $0.7 million and $3.8 million for the three and nine months ended September 30, 2009, respectively. This is in contrast to our historical trend of net revenue deferral. In the first nine months of 2008, term license revenue deferred from projects being implemented exceeded the revenue recognized from completed implementations by $2.7 million. Revenues from our new research management solution, Tamale RMS, which we introduced in October 2008, also contributed to the growth of our term license revenues for the three and nine months ended September 30, 2009.

The slight fluctuations in other recurring revenues reflected fluctuations in transaction charges and subscription, data management and outsourced services.

Maintenance revenues decreased $0.8 million and $1.9 million during the three and nine months ended September 30, 2009, respectively, when compared to the same periods in 2008. The decrease in maintenance revenues was attributable to perpetual license customers migrating to term licenses, maintenance de-activations due to customer attrition, and customers downgrading maintenance levels, partially offset by the impact of price increases. Our renewal rates are based on cash collections and are disclosed one quarter in arrears. We disclose our renewal rates one quarter in arrears in order to include substantially all payments received against the invoices for that quarter. We also update our renewal rates from the initially disclosed rates to include all cash collections subsequent to the initial disclosure. The following summarizes our initial and updated renewal rates for the previous five quarters:

Renewal Rates	Q309	Q209	Q109	Q408	Q308
Based on cash collections relative to prior year collections

Initially Disclosed Rate (1)	87%	85%	93%	98%	103%
Updated Disclosed Rate (2)	n/a	87%	98%	101%	109%

(1)  “Initially Disclosed Rate” is based on cash collections and reported one quarter in arrears

(2)  “Updated Disclosed Rate” reflects initially disclosed rate updated for subsequent cash collections

We expect term license, maintenance and other recurring revenues will be relatively flat in the fourth quarter of 2009 compared to the third quarter. We anticipate additional term license revenue in the fourth quarter of 2009 as previously sold term contracts become fully implemented and we expect increased recurring revenue from a full quarter’s value of the TIAA-CREF and Fidelity contracts which both were fully implemented in August 2009. However, we also anticipate lower perpetual maintenance revenue resulting from client attrition and migrations to term Geneva or term APX contracts.

Perpetual License Fees

(in thousands, except percent of	Three Months Ended September 30			Nine Months Ended September 30
total net revenues)	2009	2008	Change	2009	2008	Change

Other perpetual license fees	$1,171	$1,658	$(487)	$3,581	$6,580	$(2,999)
AUA fees	1,199	1,510	(311)	4,052	4,905	(853)

Total perpetual license fees	$2,370	$3,168	$(798)	$7,633	$11,485	$(3,852)
Percent of total net revenues	4%	5%		4%	7%

Total perpetual license fees decreased 25% and 34% during the three and nine months ended September 30, 2009, respectively. As a percentage of total net revenues, perpetual license fees decreased to 4% in the third quarter of 2009 down slightly from 5% in the same period of 2008. Consistent with our transition to term licensing, perpetual license fees continue to account for a smaller percentage of total net revenues. Additionally, we licensed fewer perpetual seats and modules to our existing perpetual client base. Incremental assets under administration fees from perpetual licenses decreased by $0.3 million and $0.9 million during the three and nine months ended September 30, 2009, respectively, when compared to the same periods in 2008 as clients experienced declines in the market value of AUA balances during 2009 due to market conditions.

We expect total perpetual license fee revenues will increase in the fourth quarter of 2009 compared to the third quarter of 2009. We anticipate additional assets under administration fee revenue as a result of annual AUA reporting in the fourth quarter.

Professional Services and Other Revenues

	Three Months Ended September 30			Nine Months Ended September 30
	2009	2008	Change	2009	2008	Change
Professional services and other revenues (in thousands)	$6,066	$8,053	$(1,987)	$19,126	$21,577	$(2,451)
Percent of total net revenues	10%	14%		10%	13%

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

Professional services and other revenues fluctuated due to the following (in thousands):

	Change From	Change From
	2008 to 2009	2008 to 2009
	QTD	YTD

Decreased consulting services	$(2,667)	$(6,350)
Decreased conference	(1,614)	(1,785)
Decreased reimbursable travel revenue	(544)	(1,268)
Decreased project management	(488)	(903)
Decreased custom reports	(347)	(834)
Decreased net term license implementation deferral	3,670	9,093
Various other items	3	(404)

Total change	$(1,987)	$(2,451)

Total professional services and other revenues decreased 25% and 11% during the three and nine months ended September 30, 2009, respectively. Revenues from consulting services decreased during the three and nine months ended September 30, 2009 due to lower utilization of our consultants resulting from a decrease in demand for consulting services. Conference revenues also declined as we did not hold our annual client conference in 2009. This decrease was partially offset by the recognition of net professional services revenue related to the completion of term license implementations during the three and nine months ended September 30, 2009. During the first nine months of 2009, more professional service implementation projects reached substantial completion than the comparable period of 2008. As a result, we deferred less professional services revenues for services performed on term license implementations which resulted in the increase in revenues during the 2009 periods.

Revenues by Segment

On October 1, 2009, Advent completed the sale of its MicroEdge subsidiary. Accordingly, the results of MicroEdge have been classified as a discontinued operation in the condensed consolidated statements of operations for all periods presented. Following the divestiture, the Company operates under one reportable segment. See Note 3, “Divestiture”, and Note 17, “Subsequent Events”, to the condensed consolidated financial statements for further discussion.

COST OF REVENUES

	Three Months Ended September 30			Nine Months Ended September 30
	2009	2008	Change	2009	2008	Change

Total cost of revenues (in thousands)	$21,029	$22,265	$(1,236)	$62,319	$58,969	$3,350
Percent of total net revenues	33%	38%		32%	34%

Our cost of revenues is made up of four components: cost of term license, maintenance and other recurring; cost of perpetual license fees; cost of professional services and other; and amortization of developed technology. The change in total cost of revenues in absolute dollars for the three and nine months ended September 30, 2009 was due principally to the cancelation of our 2009 annual client conference which is typically held in the third quarter, partially offset by an increase in costs related to headcount additions associated with our acquisition of Tamale in October 2008. Cost of revenues as a percent of total net revenues decreased for the three and nine months ending September 30, 2009 resulting principally from the recognition of term license and professional services revenue from several projects that reached substantial completion during the first nine months of 2009. We defer revenues and direct costs associated with services performed on term license implementations. Indirect costs such as management and other overhead expenses are recognized in the period in which they are incurred.

Cost of Term License, Maintenance and Other Recurring

	Three Months Ended September 30			Nine Months Ended September 30
	2009	2008	Change	2009	2008	Change
Cost of term license, maintenance and other recurring (in thousands)	$11,920	$11,095	$825	$34,729	$31,581	$3,148
Percent of total term license, maintenance and other recurring revenue	22%	24%		21%	23%

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

Cost of term license, maintenance and other recurring fluctuated due to the following (in thousands):

	Change From	Change From
	2008 to 2009	2008 to 2009
	QTD	YTD

Increased payroll and related costs	$1,484	$3,910
Increased computers and telecom	180	392
Decreased royalty	(472)	(687)
Decreased outside services	(90)	(237)
Various other items	(277)	(230)
Total change	$825	$3,148

The increases in absolute dollars for the three and nine months ended September 30, 2009 were due primarily to an increase in compensation and related costs resulting from increases in salary costs as we added headcount of 21 from the acquisition of Tamale in October 2008. This increase was partially offset by decreases to royalty expenses resulting from the cessation of royalty contracts with certain software vendors.

We expect cost of term license, maintenance and other recurring revenue in the fourth quarter of 2009 to be relatively flat when compared to the third quarter of 2009.

Cost of Perpetual License Fees

	Three Months Ended September 30			Nine Months Ended September 30
	2009	2008	Change	2009	2008	Change

Cost of perpetual license fees (in thousands)	$65	$142	$(77)	$255	$368	$(113)
Percent of total perpetual license revenues	3%	4%		3%	3%

Cost of perpetual license fees consists primarily of royalties and other fees paid to third parties, the fixed direct labor involved in producing and distributing our software, and cost of product media including duplication, manuals and packaging materials. The cost of perpetual license fees for the three and nine months ended September 30, 2009 decreased by $0.1 million and $0.1 million, respectively, compared with the same period in 2008 as a result of a reduction in payroll and related expenses due to a decline in headcount and product media costs as we continue to transition away from perpetual licensing.

Cost of Professional Services and Other

	Three Months Ended September 30			Nine Months Ended September 30
	2009	2008	Change	2009	2008	Change
Cost of professional services and other (in thousands)	$7,628	$10,453	$(2,825)	$23,190	$25,339	$(2,149)
Percent of total professional services and other revenues	126%	130%		121%	117%

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

Cost of professional services and other fluctuated due to the following (in thousands):

	Change From	Change From
	2008 to 2009	2008 to 2009
	QTD	YTD

Decreased outside services	$(2,531)	$(3,123)
Decreased travel and entertainment	(837)	(1,719)
Decreased payroll and related costs	(1,035)	(598)
Decreased recruiting	(66)	(246)
Decreased net service cost deferral related to term implementations	1,620	4,020
Various other items	24	(483)
Total change	$(2,825)	$(2,149)

The decrease in total dollars of professional services and other expense during the three and nine months ended September 30, 2009 reflects cost decreases in travel and entertainment, outside services, and recruiting resulting from less professional service activity and lower utilization of consulting employees. In addition, the decrease of professional services and other expense reflects decreases in payroll and related costs associated with the redeployment of consulting employees to other areas of our business during the three, and to a lesser extent, nine months ended September 30, 2009.

These decreases in costs were partially offset by increased costs related to less cost deferral associated with our term implementations. We defer direct costs associated with services performed on term license implementations until a project reaches substantial completion. During the first nine months of 2009, several professional service implementation projects reached substantial completion resulting in the recognition of revenue and costs. We recognized net professional service costs of $0.8 million and $1.4 million during the three and nine months ended September 30, 2009, compared to a deferral of net professional service costs of $0.8 million and $2.6 million for the same periods in 2008. As a result, less cost deferral from our term implementations resulted in cost increases of $1.6 million and $4.0 million in costs for the three and nine months ended September 30, 2009.

Amortization of Developed Technology

	Three Months Ended September 30			Nine Months Ended September 30
	2009	2008	Change	2009	2008	Change
Amortization of developed techology (in thousands)	$1,416	$575	$841	$4,145	$1,681	$2,464
Percent of total net revenues	2%	1%		2%	1%

Amortization of developed technology represents amortization of acquisition-related intangible assets and of capitalized software development costs previously capitalized under ASC 985. The increase during the three and nine months ended September 30, 2009 reflects increased amortization from technology-related intangible assets associated with Tamale which we acquired in October 2008, and additional amortization from software development costs capitalized during 2009.

OPERATING EXPENSES

Sales and Marketing

	Three Months Ended September 30			Nine Months Ended September 30
	2009	2008	Change	2009	2008	Change

Sales and marketing (in thousands)	$15,627	$14,142	$1,485	$46,538	$42,291	$4,247
Percent of total net revenues	25%	24%		24%	25%

Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars.

Sales and marketing expenses increased in dollar amount due to the following (in thousands):

	Change From	Change From
	2008 to 2009	2008 to 2009
	QTD	YTD

Increased payroll and related costs	$2,209	$6,128
Decreased travel and entertainment	(562)	(1,429)
Decreased advertising	(62)	(291)
Various other items	(100)	(161)
Total change	$1,485	$4,247

The increase in expense in absolute dollars for the three and nine months ended September 30, 2009 reflected the growth of payroll related costs, while the decrease of expense as a percentage of revenue during the nine months ended September 30, 2009 reflected revenue growing at a  higher rate as we implemented programs to control operating costs in 2009. The increase in payroll related costs was due principally to an increase in salary costs as headcount grew to 180 at September 30, 2009 from 165 at September 30, 2008 primarily resulting from the acquisition of Tamale in October 2008. The decreases in travel and entertainment costs and advertising costs were due to the impact of cost control measures implemented in 2009.

We expect sales and marketing expenses to increase in the fourth quarter of 2009 relative to the third quarter of 2009 due to increased marketing spending and variable compensation.

Product Development

	Three Months Ended September 30			Nine Months Ended September 30
	2009	2008	Change	2009	2008	Change

Product development (in thousands)	$12,179	$9,357	$2,822	$35,528	$31,317	$4,211
Percent of total net revenues	19%	16%		18%	18%

Product development expenses consist primarily of salary and benefits for our development staff as well as contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services.

Product development expenses fluctuated due to the following (in thousands):

	Change From	Change From
	2008 to 2009	2008 to 2009
	QTD	YTD

Increased payroll and related costs	$2,230	$5,608
Decreased (increased) capitalization of product development	520	(359)
Increased (decreased) outside services	52	(801)
Various other items	20	(237)
Total change	$2,822	$4,211

The increase in total product development expenses for the three and nine months ended September 30, 2009 reflects increases in payroll related costs during the three and nine months ended September 30, 2009 that are a result of an increase in headcount attributable to our acquisition of Tamale Software, as well as increases in headcount to help continue the enhancement of our existing product suite including new versions of Geneva, APX, Moxy, Advent Rules Manager, Advent Revenue Center and Tamale RMS. The fluctuations in the capitalization of our product development costs is attributable to the timing of product releases during the three and nine months ended September 30, 2009 as we capitalized $0.8 million and $2.1 million, respectively, associated with Geneva 7.7, Revenue Center 3.0, Rules Manager 1.6, Partner 7.2 and APX 3.0 during 2009 as compared with $1.4 million and $1.8 million of costs in comparable periods of 2008 associated with Partner 7.0 and Geneva 7.5. During the first nine months of  2008, we utilized an outside service provider to assist in the development of our Geneva product which we did not utilize during 2009, thus resulting in the outside service cost decrease of $0.8 million during the nine months ended September 30, 2009.

General and Administrative

	Three Months Ended September 30			Nine Months Ended September 30
	2009	2008	Change	2009	2008	Change

General and administrative (in thousands)	$8,636	$9,029	$(393)	$25,932	$26,216	$(284)
Percent of total net revenues	14%	16%		13%	15%

General and administrative expenses consist primarily of personnel costs for information technology, finance, administration, human resources, operations and general management, as well as legal and accounting expenses.

General and administrative expenses fluctuated due to the following (in thousands):

	Change From	Change From
	2008 to 2009	2008 to 2009
	QTD	YTD

Decreased severance costs	$(1,086)	$(1,401)
Decreased legal and professional	(253)	(968)
Increased payroll and related costs	984	1,851
Various other items	(38)	234
Total change	$(393)	$(284)

The decrease in total general and administrative expenses during the three and nine months ended September 30, 2009 primarily reflects lower severance costs as we incurred severance costs associated with our former Chief Financial Officer during the third quarter of 2008. Additionally, we incurred lower legal and professional fees as a result of the reduction in external accounting fees. These decreases were partially offset by higher payroll and related costs during the three and nine months ended September 30, 2009 due to headcount additions as a result of our Tamale acquisition in October 2008.

We expect general and administrative expenses to be up slightly in the fourth quarter of 2009 relative to the third quarter due to increased facilities costs in New York City. As we signed a new lease agreement on September 30, 2009 to consolidate our facilities in New York City, we expect to incur rent expense costs at both the current and new facilities in New York City through the second quarter of 2010.

Amortization of Other Intangibles

	Three Months Ended September 30			Nine Months Ended September 30
	2009	2008	Change	2009	2008	Change
Amortization of other intangibles (in thousands)	$438	$134	$304	$1,315	$721	$594
Percent of total net revenues	1%	0%		1%	0%

Amortization of other intangibles represents amortization of non-technology related intangible assets. The increase during 2009 reflected increased amortization from intangible assets associated with Tamale Software which we acquired in October 2008, partially offset by less amortization from assets from prior acquisitions becoming fully amortized during 2008.

Restructuring Charges

	Three Months Ended September 30			Nine Months Ended September 30
	2009	2008	Change	2009	2008	Change

Restructuring charges (in thousands)	$36	$41	$(5)	$92	$96	$(4)
Percent of total net revenues	0%	0%		0%	0%

During the nine months ended September 30, 2009 and 2008, we recorded restructuring charges of $92,000 and $96,000, respectively, which related to the present value amortization of facility exit obligations partially offset by adjustments to facility exit assumptions.

For additional analysis of the components of the payments and charges made against the restructuring accrual during the first nine months of 2009, see Note 10, “Restructuring Charges” to our condensed consolidated financial statements.

Interest and Other Income (Expense), Net

	Three Months Ended September 30			Nine Months Ended September 30
	2009	2008	Change	2009	2008	Change
Interest and other income (expense), net (in thousands)	$(194)	$(154)	$(40)	$1,585	$3,633	$(2,048)
Percent of total net revenues	0%	0%		1%	2%

Interest and other income (expense), net consists of interest expense and income, realized gains and losses on investments and foreign currency gains and losses.

Interest and other income (expense), net fluctuated due to the following (in thousands):

	Change From	Change From
	2008 to 2009	2008 to 2009
	QTD	YTD

Decreased gain on sale of private equity investments	$—	$(1,335)
Decreased interest income	(239)	(786)
(Increased) decreased interest expense	38	(40)
Various other items	161	113
Total change	$(40)	$(2,048)

In April 2008, we received the initial deferred contingent payment of $3.4 million as a result of the Company’s sale of its ownership in LatentZero Limited (“LatentZero”) to royalblue group plc. in April 2007. In April 2009, the Company received the second and final deferred contingent payment of $2.1 million related to the sale of its ownership in LatentZero resulting in the $1.3 million decrease in gain on sale of private equity investments during the nine months ended September 30, 2009.

The decreases in interest income for the three and nine months ended September 30, 2009 were attributable to lower interest rates during 2009.

Provision for Income Taxes

	Three Months Ended September 30			Nine Months Ended September 30
	2009	2008	Change	2009	2008	Change
Provision for income taxes (in thousands)	$1,741	$1,207	$534	$6,612	$3,738	$2,874
Effective tax rate	31%	40%		29%	24%

The decrease in the effective tax rate during the third quarter of 2009 compared to the third quarter of 2008 primarily reflects the impact of the suspension of the Federal research credit during 2008. The increase in the effective tax rate for the nine months ended September 30, 2009 over the same period of 2008 primarily is due to the recognition of fewer discrete tax benefits as a percentage of book income in 2009 compared to 2008.  We recognized a significant amount of enterprise zone credits during the nine months ended September 30, 2008.

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

Discontinued Operation

	Three Months Ended September 30			Nine Months Ended September 30
	2009	2008	Change	2009	2008	Change

Net revenues	$5,934	$6,768	$(834)	$18,859	$19,025	$(166)

Net income from discontinued operation (net of applicable taxes of $223, $640, $1,409, and $695, respectively)	$770	$889	$(119)	$2,499	$1,022	$1,477

Revenues from our discontinued operation, MicroEdge, decreased by $0.8 million and $0.2 million during the three and nine months ended September 30, 2009, respectively. These decreases primarily reflected a decrease in perpetual license sales in MicroEdge’s core product, GIFTS, partially offset by an increase in maintenance revenues due to price increases and continued strong customer retention.

The increase in net income of $1.5 million for the nine months ended September 30, 2009 reflected a decrease in total operating expenses of $1.6 million resulting from our restructuring initiatives we implemented in the fourth quarter of 2008. The decrease in net income for the three months ended September 30, 2009 reflected revenue decreasing at a greater rate than operating expenses during the period.

In connection with the sale of MicroEdge which closed on October 1, 2009, a gain on sale of discontinued operation will be recorded during the fourth quarter of 2009. As we have not yet completed the final analyses of the asset, liability and other comprehensive loss amounts as well as the effective tax rate, we are unable to estimate the gain amount as of the date of this filing. Additionally, we currently estimate that restructuring costs, consisting primarily of facility exit costs related to leased property located at 619 West 54th Street in New York City, will be approximately $4 million and will be recorded in “net income from discontinued operation, net of applicable taxes” in our consolidated statement of operations for the fourth quarter of 2009 .

LIQUIDITY AND CAPITAL RESOURCES

Our aggregate cash and cash equivalents from continuing operations were $69.2 million at September 30, 2009, compared with $45.1 million at December 31, 2008. Cash equivalents are comprised of highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase.

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Nine Months Ended September 30
	2009	2008

Net cash provided by operating activities from continuing operations	$51,577	$50,097
Net cash used in investing activities from continuing operations	$(1,233)	$(16,892)
Net cash used in financing activities from continuing operations	$(32,340)	$(9,564)
Net cash provided by operating activities from discontinued operation	$4,283	$4,069
Net cash used in investing activities from discontinued operation	$(715)	$(1,048)

Cash Flows from Operating Activities for Continuing Operations

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

Our cash provided by operating activities from continuing operations of $51.6 million during the nine months ended September 30, 2009 was primarily the result of our net income and non-cash charges including stock-based compensation and depreciation and amortization, partially offset by a gain from our equity investment activity. Cash flows resulting from changes in assets and liabilities included decreases in accounts receivable, prepaid and other assets and deferred revenues. The decrease in accounts receivable primarily reflected an improvement in collections during the first nine months of 2009 of invoices billed in our previous fourth quarter. Days’ sales outstanding were 62, 60 and 55 days during the first, second and third quarters of 2009, respectively, compared to 67, 60 and 70 days during the first, second and third quarters of 2008. The decrease in deferred revenue reflected the recognition of revenue as several term license implementation projects reached substantial completion during the first nine months of 2009 and lower level of bookings.

Our cash provided by operating activities from continuing operations of $50.1 million during the nine months ended September 30, 2008 was primarily the result of our net income and non-cash charges including stock-based compensation and depreciation and amortization, partially offset by a gain from our equity investment activity. Cash flows resulting from changes in assets and liabilities included increases in deferred revenue and accounts payable. The increase in deferred revenue primarily reflected our continued transition to the term license model. Under the term model, we generally bill and collect for a term agreement in equal installments in advance of each annual period. These amounts are deferred at billing and recognized over the annual term period. This has the effect of increasing deferred revenue when compared to a perpetual license model where no license revenue is deferred. Other changes in assets and liabilities included a decrease in accrued liabilities. The decrease in accrued liabilities reflected cash payments of fiscal 2007 liabilities including year-end payables and bonuses, commissions and payroll taxes.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, new term license bookings that increase deferred revenues, collection of accounts receivable, and timing of payments.

Cash Flows from Investing Activities for Continuing Operations

Net cash used in investing activities from continuing operations of $1.2 million for the nine months ended September 30, 2009 reflects capital expenditures of $2.9 million primarily related to the purchase of external software and capitalization of costs associated with internal use software, and capitalized software development costs of $2.0 million. These expenditures were partially offset by the receipt of $2.1 million for the final deferred contingent consideration from the sale of our ownership interest in LatentZero and a decrease in our restricted cash balance of $1.5 million due to the reduction in the letter of credit associated with the lease of our San Francisco headquarters.

Net cash used in investing activities from continuing operations of $16.9 million for the nine months ended September 30, 2008 reflects capital expenditures of $17.4 million primarily related to the build-out of additional space at our San Francisco headquarters facility, capitalized software development costs of $1.6 million, an initial payment of $1.0 million to acquire Tamale Software, Inc. and change in restricted cash of $0.2 million, partially offset by the receipt of $3.4 million for the initial deferred contingent consideration from the sale of our ownership interest in LatentZero.

Cash Flows from Financing Activities for Continuing Operations

Net cash used in financing activities from continuing operations of $32.3 million for the nine months ended September 30, 2009 reflected the repurchase of 690,000 shares of our common stock for $14.6 million, repayment of $25.0 million on our credit facility, and payments totaling $2.0 million to satisfy withholding taxes on equity awards that are net share settled. This was partially offset by cash received from the exercise of employee stock options of $6.3 million and proceeds of $2.9 million from the issuance of common stock under the Company’s employee stock purchase plan.

Net cash used in financing activities from continuing operations of $9.6 million for the nine months ended September 30, 2008 reflected the repurchase of 360,000 shares of our common stock for $15.0 million, proceeds of $2.6 million from the issuance of common stock under the employee stock purchase plan and $4.9 million received from the exercise of employee stock options, partially offset by payments totaling $2.0 million to satisfy withholding taxes on net share settled equity awards.

Cash Flows from Operating Activities for Discontinued Operation

Our cash provided by operating activities from discontinued operation of $4.3 million during the nine months ended September 30, 2009 was primarily the result of our net income and non-cash charges including stock-based compensation and depreciation and amortization. Cash flows resulting from changes in assets and liabilities included decreases in accounts receivable, prepaid and other assets, accounts payable, accrued liabilities and deferred revenues. The decrease in accounts receivable primarily reflected an improvement in collections during the first nine months of 2009 of invoices billed in our previous fourth quarter. Days’ sales outstanding were 51, 55 and 51 days during the first, second and third quarters of 2009, respectively, compared to 52, 52 and 52 days during the first, second and third quarters of 2008. The decrease in accounts payable and accrued liabilities reflected cash payments of fiscal 2008 liabilities including year-end payables and bonuses, commissions and payroll taxes. The decrease in deferred revenue reflected the recognition of revenue and lower level of bookings during the nine months ended September 30, 2009.

Our cash provided by operating activities from discontinued operation of $4.1 million during the nine months ended September 30, 2008 was primarily the result of our net income and non-cash charges including stock-based compensation and depreciation and amortization. Cash flows resulting from changes in assets and liabilities included a decrease in accounts payable and an increase in deferred revenue. The decrease in accounts payable reflected cash payments of fiscal 2007 liabilities including year-end payables and bonuses, commissions and payroll taxes. The increase in deferred revenue reflected increased level of bookings during the nine months ended September 30, 2008.

Cash Flows from Investing Activities for Discontinued Operation

Net cash used in investing activities from discontinued operation of $0.7 million for the nine months ended September 30, 2009 reflects capital expenditures of $0.6 million primarily related to the purchase of computer equipment and capitalization of costs associated with internal use software, and capitalized software development costs of $0.1 million.

Net cash used in investing activities from discontinued operation of $1.0 million for the nine months ended September 30, 2008 reflects capital expenditures of $1.0 million primarily related to the purchase of computer equipment and software, and capitalized software development costs of $0.1 million.

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

At September 30, 2009, we had negative working capital of $(29.1) million, compared to negative working capital of $(43.4) million at December 31, 2008. Our negative working capital is due to our common stock repurchases, totaling $14.6 million and $61.6 million during the nine months ended September 30, 2009 and fiscal 2008, respectively, and our deferred revenue balance, primarily resulting from our transition to a predominantly term pricing model. We repaid $25.0 million on our credit facility in the first nine months of 2009 and paid $27.8 million in cash to acquire Tamale Software, Inc. in 2008.  Excluding deferred revenues and deferred taxes, we had working capital of $84.8 million at September 30, 2009, compared to $79.3 million at December 31, 2008.

On October 1, 2009, we completed the sale of our MicroEdge subsidiary. See Note 3, “Divestiture”, and Note 17, “Subsequent Events”, to the condensed consolidated financial statements. The total consideration received by the Company in connection with the divestiture was approximately $30 million in cash, of which $27 million in cash was paid on the closing date. The remaining $3 million of the Purchase Price has been placed in escrow for eighteen (18) months following the close to be held as security for losses incurred by the Purchaser in the event of certain breaches of the representations and warranties contained in the Agreement or certain other events.

Credit Facility

In February 2007, Advent Software, Inc. and certain of our domestic subsidiaries entered into a senior secured credit facility agreement (the “Credit Facility”) with Wells Fargo Foothill, Inc. (the “Lender”). Under the Credit Facility, the Lender will provide the Company with a revolving line of credit up to an aggregate amount of $75 million, subject to a borrowing base formula, to provide backup liquidity for general corporate purposes, including stock repurchases, or investment opportunities for a period of three years. The credit facility will expire in February 2010. As of September 30, 2009, there was no outstanding balance under the Credit Facility and the Company was in compliance with all associated covenants.

Common Stock Repurchases

On October 30, 2008, our Board authorized the repurchase of up to 3.0 million shares of the Company’s common stock. During the nine months ended September 30, 2009, the Company repurchased 690,000 shares of its common stock at a cost of $14.6 million. At September 30, 2009, there remained approximately 1.0 million shares authorized by the Board for repurchase.

We expect that for the next year, our operating expenses will continue to constitute a significant use of cash flow. In addition, we may use cash to fund acquisitions, repurchase additional common stock, or invest in other businesses, when opportunities arise. We believe that our cash and cash equivalents, and cash generated from continuing operations will be sufficient to satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases and financing activities for the next year. However, if we identify opportunities that exceed our current expectation, we may choose to seek additional capital resources through equity or debt financing. Such financing may not be available at all, or if available may not be obtainable on terms favorable to us and could be dilutive to stockholders.

Off-Balance Sheet Arrangements and Contractual Obligations

The following table summarizes our contractual cash obligations, excluding cash obligations for MicroEdge, as of September 30, 2009 (in thousands):

	Three
	Months Ended
	December 31	Years Ended December 31
	2009	2010	2011	2012	2013	Thereafter	Total
Operating lease obligations, net of sub-lease income	$1,749	$7,276	$7,091	$6,252	$5,617	$35,290	$63,275

As of September 30, 2009, our discontinued operation, MicroEdge, had operating lease commitments totaling $10.5 million, less sublease income of $0.2 million, under various lease agreements through 2018 which are not reflected in the above table. On October 1, 2009, we completed the sale of our MicroEdge subsidiary. See Notes 3 and 17 to the condensed consolidated financial statements for a description of the principal terms of the divestiture. With the exception of the MicroEdge facilities in New York City, the leases related to MicroEdge have been transferred to the Purchaser.

In connection with the sale of MicroEdge, the Company entered into a sublease agreement with Microedge LLC, whereby Microedge LLC will sub-lease approximately 24,000 square feet of office space located at 619 West 54th Street in New York, New York from the Company. The sublease agreement became effective upon the close of sale of MicroEdge on October 1, 2009. The Company currently estimates that the restructuring costs, consisting primarily of facility exit costs, will be approximately $4 million and will be recorded in “net income from discontinued operation, net of applicable taxes” in our consolidated statement of operations for the fourth quarter of 2009.

At September 30, 2009 and December 31, 2008, we had a gross liability of $7.6 million and $6.9 million for uncertain tax positions. Since almost all of this liability relates to reserves against deferred tax assets that we do not expect to utilize in the short term, we cannot estimate the timing of potential future cash settlements and have not included any estimates in the table of contractual cash obligations above. Additionally, our cash payments for income taxes will continue to be nominal over the next few years as we have significant net operating losses, capital losses and tax credit carryforwards to utilize.

At September 30, 2009 and December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Historically, much of our revenues and capital spending was transacted in US dollars. However, since the acquisitions of Advent Denmark, Advent Norway, Advent Sweden, Advent Netherlands, and Advent Europe’s remaining distributors in the United Kingdom and Switzerland, whose service and certain license revenues and capital spending are transacted in local country currencies, we have greater exposure to foreign currency fluctuations. As of September 30, 2009, $39.4 million of goodwill from the acquisition of these entities are denominated in foreign currency. Therefore a hypothetical change of 10% could increase or decrease our assets and equity by approximately $2.7 million and could increase or decrease our condensed consolidated results of operations or cash flows by approximately $0.3 million.

Our interest rate risk related primarily to our investment portfolio which consisted of $45.1 million in cash and cash equivalents as of December 31, 2008 and $69.2 million in cash and cash equivalents as of September 30, 2009. Cash equivalent securities were comprised of overnight money market mutual funds which would not be materially affected by an immediate sharp increase or decrease in interest rates. If we decide to invest in longer term investments, such as marketable securities, an immediate sharp increase in interest rates could have a material adverse effect on the fair value of our investment portfolio. Conversely, immediate sharp declines in interest rates could seriously harm interest earnings of our investment portfolio.

If we draw from our line of credit, we have interest rate risk relating to debt under our line of credit facility which is indexed to the LIBOR rate or Wells Fargo prime rate. From time to time we have drawn on that line of credit. As of September 30, 2009, we had no outstanding balance under this credit facility.

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

Our investments in privately held companies are assessed for impairment when a review of the investee’s operations indicates that a decline in value of the investment is other-than-temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. Impaired investments in privately held companies are written down to estimated fair value. We estimate fair value using a variety of valuation methodologies. Such methodologies include comparing the private company with publicly traded companies in similar lines of business, applying revenue and price/earnings multiples to estimated future operating results for the private company and estimating discounted cash flows for that company. We could lose our entire investment in these companies. At September 30, 2009 and December 31, 2008, our net investments in privately-held companies totaled $0.5 million.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(f) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective as of September 30, 2009 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to Advent’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting which were identified in connection with the evaluation required by Rule 13a-15(e) of the Exchange Act that occurred during the third quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, Advent’s internal control over financial reporting.

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

Beginning in the second half of 2008, difficulties in the mortgage and broader credit markets in the United States and elsewhere resulted in a relatively sudden and substantial decrease in the availability of credit and a corresponding increase in funding costs.  More recently, the current volatility and uncertainty in the financial markets generally has also caused large losses, layoffs, dissolutions and acquisitions by financial institutions and other clients and  have resulted and will likely continue to result in reduced expenditures for software and related services. Additionally, the economic downturn has also decreased our clients’ AUA or AUM, which in turn causes our revenues to decrease since some pricing is based on assets under administration or management. In addition, the failure of existing investment firms or the slowdown in the formation of new investment firms could cause a decline in demand for our solutions. Consolidation of financial services firms and other clients will result in reduced technology expenditures or acquired customers using the acquirer’s own proprietary software and services solutions or the solutions of another vendor.  In some circumstances where both acquisition parties are customers of Advent, the combined entity may require fewer Advent products and services than each individually licensed, thus reducing our revenue. Challenging economic conditions may also cause our customers to experience difficulty with gaining timely access to sufficient credit or our customers may become unable to pay for the products or services they have purchased, which could result in their inability to fulfill or make timely payments to us. If that were to occur, our ability to collect receivables would be negatively affected, and our reserves for doubtful accounts and write-offs of accounts receivable may increase.

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

The purchase of our software products often requires prospective customers to provide significant executive-level sponsorship and to make major systems architecture decisions. As a result, we must generally engage in relatively lengthy sales and contracting efforts. Sales transactions may therefore be delayed during the customer decision process because we must provide a significant level of education to prospective customers regarding the use and benefit of our products. Our business and prospects are subject to uncertainties in the financial markets that can cause customers to remain cautious about capital and information technology expenditures, particularly in the current economic environment, or to decrease their information technology budgets as an expense reduction measure. The sales cycle associated with the purchase of our solutions is typically between two and twelve months depending upon the size of the client, and is subject to a number of significant risks over which we have little or no control, including broader financial market volatility, adverse economic conditions, customers’ budgeting constraints, internal selection procedures, and changes in customer personnel, among others. Recent volatility in the US and global financial markets has further exacerbated this risk.

As a result of a lengthy and unpredictable sales cycle, we have limited ability to forecast the timing and amount of specific perpetual license sales, or term license sales which we report quarterly as annual term license contract value (ACV). The timing of large individual license sales is especially difficult to forecast, and we may not be successful in closing large license transactions on a timely basis or at all. Customers may postpone their purchases of our existing products or product enhancements in advance of the anticipated introduction of new products or product enhancements by us or our competitors. Accordingly, our perpetual license revenue or our level of ACV in any particular period is subject to significant fluctuation. For example, during the first nine months of 2009, our perpetual license revenue and ACV decreased by 34% and 31%, respectively, compared to the first nine months of 2008.

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

Revenues recognized from recurring contracts represented 86%, 80% and 79% of total net revenues in the first nine months of 2009, fiscal 2008 and 2007, respectively. We expect to continue to derive a significant portion of our revenue from our clients’ renewal of term license, perpetual maintenance and other recurring contracts and such renewals are critical to our future success. Some factors that may affect the renewal rate of our contracts include:

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

Most of our perpetual license customers have historically renewed their annual maintenance although our customers have no obligation to renew such maintenance after the first year of their license agreements. In addition, our customers may select maintenance levels less advantageous to us upon renewal, which may reduce recurring revenue from these customers. The current market downturn has caused, and may in the future cause, some clients not to renew their maintenance or reduce their level of maintenance, which would affect our renewal rates and revenue. Our renewal rates are based on cash collections and are disclosed one quarter in arrears. Our reported renewal rates for the first two quarters of 2009 were below the levels we disclosed for our quarterly periods of 2008. The decrease in renewal rates reflects increases in the number of customers who have gone out of business or reduced maintenance expenditures, as well as from slower payments received from renewal clients.

As a result of our relatively recent transition to term licensing, we only have limited experience with renewals of our term license contracts. During the third quarter of 2007, we commenced renewing term license contracts signed in the third quarter of 2004.  These were the first three-year term license contracts to be renewed by Advent since our transition to a term pricing model began. Our customers have no obligation to renew their term license contracts and given the small number of contracts subject to renewal that were renewed in the second half of 2007 through the first nine months of 2009, we cannot yet conclude whether customers will renew in a manner consistent with our perpetual maintenance customers. Additionally, we cannot predict whether the renewals will be less advantageous to us than the original term contract. For example, the renewal periods for our term license contracts are typically shorter than our original term license contract and customers may request a reduction in the number of users or products licensed, resulting in a lower annual term license fee.  Further, customers may elect to not renew their term license contracts at all. We may incur significantly more costs in securing our term license contract renewals than we incur for our perpetual maintenance renewals. If our term license contract customers renew under terms less favorable to us or choose not to renew their contracts, or if it costs significantly more to secure a renewal for us, our operating results may be harmed.

Our current operating results may not be reflective of our future financial performance.

In the first nine months of 2009 and in fiscal 2008 and 2007, we recognized 86%, 80% and 79%, respectively, of total net revenues from recurring sources, which we define as revenues from term license, maintenance on perpetual licenses, and other recurring revenue. We generally recognize revenue from these sources ratably over the terms of these agreements, which typically range from one to three years. As a result, almost all of our revenues in any quarter are generated from contracts entered into during previous periods.

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

We derive a majority of our net revenues from the license and maintenance revenues from our Axys, Geneva, APX and Moxy products. In addition, Moxy and many of our applications, such as Partner and various data services, have been designed to provide an integrated solution with Axys, Geneva and APX. As a result, we believe that for the foreseeable future a majority of our net revenues will depend upon continued market acceptance of Axys, Geneva, APX, and Moxy, and upgrades to those products. This is particularly true as a result of our divestment of our MicroEdge grants management products, which further concentrates our revenue streams.

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

Revenues from recurring sources have grown from 77% in fiscal 2006, to 79% in 2007, to 80% in 2008 and to 86% in the first nine months of fiscal 2009. Term license revenues comprised approximately 45% of term license, maintenance and other recurring revenues during the first nine months of 2009 compared to 32% in the first nine months of 2008. During fiscal 2008, term license revenues comprised approximately 35% of term license, maintenance and other recurring revenues as compared to approximately 24% and 15% in fiscal 2007 and 2006, respectively. Term license contracts are comprised of both software licenses and maintenance services. Individual perpetual software licenses vary significantly in value, and the value and timing of these transactions can therefore cause our quarterly perpetual license revenues to fluctuate. As we continue to sign term license agreements for new customers, grow our subscription, data management and outsourced services revenues, and our customers renew their perpetual maintenance, we expect our revenue from recurring sources to continue to represent over 80% of our total net revenues.

When a customer purchases a term license together with implementation services, we do not recognize any revenue under the contract until the implementation services are substantially completed and then we recognize revenue ratably over the remaining length of the contract. If the implementation services are still in progress as of quarter-end, we will defer all of the contract revenues to a subsequent quarter. For example, during the third quarter of 2008, we deferred net revenues of $3.8 million and directly related expenses of $1.0 million. At the point professional services are substantially completed, we recognize a pro-rata amount of the term license revenue, professional services fees earned and related expenses, based on the elapsed time from the start of the term license to the substantial completion of professional services. During the first nine months of 2009, the revenue recognized from completed implementations exceeded the revenue deferred from projects being implemented by $6.6 million composed of $3.8 million of term license revenue and $2.8 million of professional services revenue. In future periods, our revenues related to completed implementations may be lower depending on the number of projects that reach substantial completion during the quarter. Term license revenue for the remaining contract years and the remaining deferred professional services revenue and related expenses are recognized ratably over the remaining contract length. The term license component of the deferred revenue balance will increase or decrease in the future depending on the amount of new term license bookings relative to the number of implementations that reach substantial completion in a particular quarter. Although our substantial revenue from  recurring sources under our term license model provides us with longer term stability and more visibility in the short term,  our quarterly net revenues and operating results may still fluctuate significantly depending on these and other factors. Our expense levels are relatively fixed in the short-term. Due to the fixed nature of these expenses, combined with the relatively high gross margin historically achieved on our products, an unanticipated decline in net revenues in any particular quarter may adversely affect our operating results.

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

We market and sell our products in the United States and, to a growing extent, internationally. From 2001 through 2005, we acquired the subsidiaries of our independent distributor. In addition, we have begun to expand our sales in relatively new jurisdictions for Advent, such as the Middle East, Eastern Europe, and Asia. In 2006 we opened a branch office of Advent Europe Ltd. in the United Arab Emirates, and we established Advent Software (Asia) Ltd. a subsidiary of Advent Software, Inc. in Hong Kong in 2008.  In addition, in the third quarter of 2009, we established a subsidiary of Advent Software (Asia), Ltd. in Beijing, China. We cannot be certain that establishing businesses in other countries will produce the desired levels of revenues, such as in the case of our former Greek subsidiary, Advent Hellas, which produced less than satisfactory revenues and profitability before its sale by Advent in 2005. Also, the recent worldwide decline in financial markets may disrupt our sales efforts in overseas markets. We currently have limited experience in developing localized versions of our products and marketing and distributing our products internationally. In other instances, we may rely on the efforts and abilities of foreign business partners in such markets. For example, we outsourced certain engineering activities to a business partner located in China. Now, Advent is transitioning those contract developers to become employees of Advent as part of our recently opened Beijing office. In addition, international operations are subject to other inherent risks, including:

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

The process of integrating our acquisitions has required and will continue to require significant resources, particularly in light of our relative inexperience in integrating acquisitions, potential regulatory requirements and operational demands. In particular, our Tamale acquisition reflects our entry into the research management software market, where we have no prior experience. Integrating these acquisitions in the past has been time-consuming, expensive and disruptive to our business. This integration process has strained our managerial resources, resulting in the diversion of these resources from our core business objectives and may do so in the future. Failure to achieve the anticipated benefits of these acquisitions or to successfully integrate the operations of these entities has harmed and could potentially harm our business, results of operations and cash flows in future periods. The assumptions we made in determining the value of, and relative risks, of these acquisitions could be erroneous. For example, in the first quarter of 2003, we closed our Australian subsidiary because it failed to perform at a satisfactory profit level and similarly in the fourth quarter of 2005, we disposed of our Advent Hellas subsidiary because of less than satisfactory profitability. In addition, as we have expanded into new business areas and built new offerings through strategic alliances and internal development, as well as acquisitions, some of this expansion has required significant management time and resources without generating required revenues. We have had difficulty and may continue to have difficulty creating demand for such offerings. Furthermore, we may face other unanticipated costs from our acquisitions, such as disputes involving earn-out and incentive compensation amounts.

We may make additional acquisitions of complementary companies, products or technologies in the future. In addition, we periodically evaluate the performance of all our products and services and may sell or discontinue current products, product lines or services, particularly as we focus on ways to streamline our operations. For example, in October 2009, we divested our MicroEdge subsidiary. Failure to achieve the anticipated benefits of any acquisition or divestiture could harm our business, results of operations and cash flows. Furthermore, we may have to incur debt, write-off investments, infrastructure costs or other assets, incur severance liabilities, write-off impaired goodwill or other intangible assets or issue equity securities to pay for any future acquisitions. The issuance of equity securities could dilute our existing stockholders’ ownership. Finally, we may not identify suitable businesses to acquire or negotiate acceptable terms for future acquisitions.

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

We are a highly automated business and rely on our network infrastructure and enterprise applications, internal technology systems and our Website for our development, marketing, operational, support, and sales activities. A disruption or failure of these systems in the event of major earthquake, fire, telecommunications failure, cyber-attack, terrorist attack, or other catastrophic event could cause system interruptions, reputational harm, delays in our product development and loss of critical data and could affect our ability to sell and deliver products and services and other critical functions of our business. Our corporate headquarters, a significant portion of our research and development activities, our data centers, and certain other critical business operations are located in the San Francisco Bay Area, which is a region of seismic activity. We have developed certain disaster recovery plans and certain backup systems to reduce the potentially adverse effect of such events, but a catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected. Further, such disruptions could cause further instability in the financial markets or the spending of our clients and prospects upon which we depend.

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

Our Chief Executive Officer and the Chairman of our board of directors own or control, indirectly or directly, a substantial number of shares of our common stock (approximately 37% as of October 31, 2009). As a result, if these people act together, they will have the ability to exert significant influence on matters submitted to our stockholders for approval, such as the election or removal of directors, amendments to our certificate of incorporation or the approval of a business combination. These actions may be taken even if they are opposed by other stockholders or it may be difficult to approve these actions without their consent. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

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

In particular, in the first quarter of 2006, we adopted ASC 718 which requires the measurement of all stock-based compensation to employees, including grants of employee stock options, restricted stock units and stock appreciation rights, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The adoption of ASC 718 had a significant adverse effect on our results of operations. It will continue to significantly adversely affect our results of operations and has resulted in changes to our compensation practices, such as an increased reliance on using equity vehicles such as stock-settled stock appreciation rights (“SAR”) and restricted stock units (“RSU”).

We also adopted ASC 740 in the first quarter of 2007, which resulted in an increase in both assets and liabilities in our consolidated balance sheet as of the beginning of fiscal 2007 and may create increased volatility in our future operating results.

Additionally, in December 2007, the Financial Accounting Standards Board (“FASB”) issued ASC 805, “Business Combinations,” which changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition related restructuring liabilities, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. ASC 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. In the event we have a business combination, we currently believe that the adoption of ASC 805 will result in the recognition of certain types of expenses in our results of operations that we currently capitalize pursuant to existing accounting standards and may also impact our financial statement in other ways. Additionally, the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.

Borrowings under our credit facility must be repaid if we fail to comply with certain covenants.

In February 2007, we entered into a senior secured facility agreement which provides us with a revolving line of credit up to an aggregate amount of $75.0 million. We have in the past, and may in the future, borrow under the credit facility in order to fund working capital requirements, make share repurchases of our common stock or fund acquisitions. This line of credit expires in February 2010 and there is no guarantee we will be able to renew on similar terms, or at all. In addition, if our anticipated cash flow from our recurring sources of revenue is materially impaired due to customer defaults or failure to renew term licenses or maintenance contracts, our ability to borrow under the credit facility, or continue to meet the contractual covenants, may be compromised. Our continued ability to borrow under our credit facility is subject to compliance with certain financial and non-financial covenants. The financial covenant is limited to a maximum ratio of senior debt to earnings before interest, taxes, depreciation, and amortization (EBITDA), adjusted for cost capitalizations, extraordinary gains (losses) and non-cash stock compensation. Our failure to comply with such covenants could cause default under the agreement, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unfavorable terms, particularly in the current economic environment. In the event of a default which is not remedied within the prescribed timeframe, the assets of the Company (subject to the amount borrowed) may be attached or seized by the lender. On October 30, 2008, the Board of Directors authorized a share repurchase program of up to 3.0 million shares, and in November 2008, we borrowed $25.0 million under the credit facility to fund a portion of these repurchases. As of September 30, 2009, we had no outstanding balance under this credit facility.

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

On October 30, 2008, Advent’s Board authorized the repurchase of up to 3.0 million shares of the Company’s outstanding common stock. During the third quarter of 2009, Advent did not make any repurchases of common stock.

We withheld shares through net share settlements during the three months ended September 30, 2009. The following table provides a month-to-month summary of the purchase activity upon the employee vesting of restricted stock units and the exercise of stock-settled stock appreciation rights under our equity compensation plan to satisfy tax withholding obligations during the three months ended September 30, 2009 (in thousands, except per share data):

	Total		Maximum Number
	Number	Average	of Shares that May
	of Shares	Price Per	Yet Be Purchased
Month	Purchased (1)	Share	Under the Plan

July	3	$33.48	—
August	2	$37.55	—
September	1	$39.95	—

Total	6	$36.31	—

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

ADVENT SOFTWARE, INC.

Dated: November 9, 2009	By:	/s/ James S. Cox
James S. Cox Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)