Form 10-K
period 2009-12-31
ADVENT SOFTWARE INC /DE/
filed 2010-03-12
CIK 1002225

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The number of shares of the registrant's common stock outstanding as of June 30, 2009 was 25,437,431. The aggregate market value of the registrant's common stock held by non-affiliates, based upon the closing price on June 30, 2009, as reported on the NASDAQ National Market System, was approximately $381 million. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 28, 2010, there were 25,876,754 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrants definitive Proxy Statement for the Annual Meeting of Stockholders to be held June 2, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part herein.

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

PART I

Item 1.    Business

Overview

        Advent Software, Inc. was founded and incorporated in 1983 in California and reincorporated in Delaware in November 1995. We offer software and services that automate work flows and data across investment management organizations, as well as the information flows between an investment management organization and external parties. Our products are intended to increase operational efficiency, improve the accuracy of client information and enable better decision-making. Each solution focuses on specific mission-critical functions of the investment management organization and is tailored to meet the needs of the particular client, as determined by size, assets under management and complexity of the investment process.

        Historically, our business was organized into two reportable segments, Advent Investment Management ("AIM") and MicroEdge. Advent Investment Management is our core business and derives revenues from the development, marketing and sale of software products, hosting services, data interfaces and related maintenance and services that automate, integrate and support certain mission-critical functions of investment management organizations primarily in the United States, Europe, Asia, the Middle East and Africa. MicroEdge derived revenues from the sale of software and services for grant management, matching gifts and volunteer tracking for the grantmaking community primarily in the United States and United Kingdom. In October 2009, we completed the sale of MicroEdge and we now report a single operating segment, AIM. The results of MicroEdge have been reclassified as a discontinued operation for all periods presented. Unless otherwise noted, discussion in this document pertains to our continuing operations.

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

Clients

        Advent's core clients are investment management institutions and service providers that manage, advise and perform recordkeeping functions on financial assets. Examples of these institutions include global and US-based asset managers, registered investment advisors, prime brokers, fund administrators, hedge funds, family offices, broker dealers, foundations, endowments, fund of funds and wealth managers. We have a diverse client base ranging from small clients to some of the largest institutional clients in the world. In fiscal 2009, 2008 and 2007, no single customer accounted for more than 10% of our total net revenues. Geographically, the US continues to represent our primary market, with international sales representing 13%, 14% and 14% of total net revenues in 2009, 2008 and 2007, respectively.

Our Industry

        Over the past decade, the investment management industry has transformed dramatically. These changes include: a significant increase in cross border cash and other asset flows and global investment activity; the evolution and maturation of electronic markets; the proliferation of research information from a myriad of sources; the increase of assets managed in alternative strategies; and the creation of increasingly complex securities instruments used by hedge funds and in alternative strategies. All of these factors have created opportunities over the years for our investment manager clients, but they have also resulted in substantially increased complexity in their operations and processes. We believe that investment managers have clear needs that translate into demand for Advent solutions: portfolio accounting and analysis; trade order management and post-trade processing; research management; account management; and custodial reconciliation.

Recent Market Trends

        In the fall of 2008, dislocation and decreasing confidence in the credit markets drove global equity markets into significant decline. Although many markets recovered in 2009, the impact on investment management organizations in 2009 was twofold: first, the decline in market valuations in 2008 impacted the solvency, size and buying power of some of our clients; and second, these firms face increasing pressure from regulators and investors to provide operational transparency. In addition to market trends, a series of high-profile cases of investment fraud have emphasized the importance of checks and balances between investment management companies and their investors' custodial firms. We anticipate the following trends to continue, some of which will drive demand for Advent solutions:

  •
  Ongoing volatility in the financial markets and turmoil in the credit markets;

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

  •
  Increasing demand for software delivery flexibility and a Software-as-a-Service (SaaS) model; and

  •
  Continued growth of investment management firms and sovereign wealth funds in emerging markets, including the Middle East and Asia.

        In this climate, the need to operate more efficiently while enhancing investor confidence is driving investment management organizations to continue to leverage Advent to automate and integrate their mission-critical and labor-intensive functions, including: (i) investment decision support; (ii) trade order management and compliance; (iii) portfolio accounting, performance measurement and report generation; (iv) client relationship management; (v) straight-through-processing that includes connectivity and data integration; and (vi) research management. Investment management organizations historically have relied on internally-developed systems, third-party systems, outsourced services or spreadsheet-based systems to manage these information flows.

        During 2009, many investment managers' revenues decreased as a result of decreases in their assets under management and some hedge funds and other types of clients have gone out of business. While we are not immune to downturns in technology spending, we believe we are well-positioned to maintain our competitive position in the longer term for the following reasons:

  •
  Our portfolio accounting, trade order management, and compliance software is mission-critical to our customers;

  •
  Our technology can be utilized to increase operational efficiency;

  •
  We offer a wide range of deployment options to suit clients of any size and strategy;

  •
  As a market leader in investment management technology, customers who spend money will attempt to minimize risk and therefore, favor our stability, reliability and scalability;

  •
  A more regulated, compliance-oriented industry will drive an increased need for our systems; and

  •
  Our recurring revenue model and large customer base will continue to provide longer term stability.

        Particularly in difficult market conditions, we believe that the need to streamline operations increases the value of Advent's ability to offer an integrated, proven, and cost-effective suite to clients and prospects seeking operational efficiency and an established business partner. We believe our recent financial results validate the strength and stability of our business and the attractiveness of our product portfolio to our customers. In addition, we saw an improved demand environment during the second half of 2009 from prospects and customers across all the markets we serve. As such, we expect an improved demand environment for 2010 and expect to grow revenues by 5% to 8% in 2010. As the current economic situation evolves, we will continue to evaluate the impact of this environment on our business and we will remain focused on delivering solutions for our customers.

Seasonality

        We experience seasonality in our license bookings. We believe that this seasonality in our bookings results primarily from customer budgeting cycles and expect this seasonality to continue in the future. The fourth quarter of the year typically has more licensing activity. This can result in term license bookings and perpetual license fee revenue being the highest in the fourth quarter, followed by lower bookings and perpetual license revenue in the first quarter of the following year.

        We also experience seasonality in our operating cash flows and expect this seasonality to continue in the future. We experience lower operating cash flows in the first quarter of the year as we make payments of our year-end liabilities including payables, bonuses, commissions and payroll taxes. Conversely, we experience relatively stronger operating cash flows in the fourth quarter of the year since we traditionally have more licensing activity in the fourth quarter of the year and bill annually at the anniversary of the contract signing date, resulting in higher collections during the fourth quarter.

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

  •
  Enhancing our core portfolio accounting and trade order management applications to capitalize on new market opportunities;

  •
  Expanding our international presence;

  •
  Continuing to migrate our largest and most complex Axys customers to Advent Portfolio Exchange ("APX") or Geneva;

  •
  Continuing our rapid product refresh cycle; and

  •
  Delivering high quality services and support as well as flexible delivery models that ensure our customers' satisfaction and success.

Customer Focus

        At December 31, 2009, we served approximately 4,700 customers. The needs of our customers, and the investment management industry as a whole, continue to evolve, as noted above. We are committed to making the required investments in product development to continue delivering mission-critical solutions to our customers as their needs change. We believe our strategy and customer focus are driving increasing market acceptance for our products. We signed 72 new APX clients and 38 new Geneva clients during fiscal 2009.

        Our customers use our products for an average of over 10 years. Although the current environment has created pressure on our clients to decrease their information technology budgets, which has impacted our customer renewal rates in 2009, we experienced continued loyalty from our customers. In spite of the challenges faced by the investment management industry in 2009, our initially disclosed renewal rates, which we report one quarter in arrears, showed improvement during latter half of 2009.

Renewal Rates	Q409	Q309	Q209	Q109	Q408
Based on cash collections relative to prior year collections
Initially Disclosed Rate(1)	89%	87%	85%	93%	98%
Updated Disclosed Rate(2)	n/a	90%	88%	98%	101%

(1)
"Initially Disclosed Rate" is based on cash collections and reported one quarter in arrears

(2)
"Updated Disclosed Rate" reflects initially disclosed rate updated for subsequent cash collections

Business Model

        During 2009, we substantially completed the transition of our business to a predominately term license model. Under this model, customers purchase a license to use our software for a fixed period of time and we recognize the license revenue ratably over the length of the contract. Conversely, under a perpetual pricing model, customers purchase a license to use our software indefinitely and we recognize all license revenue at the time of sale. Although the term license model has the effect of lowering license revenues compared to a perpetual model in its early periods, we believe the term license business model increases the total potential value of our customer relationships because our customer focus, the stability of our customer base and the market acceptance of our products results in a long customer relationship. We believe that a term license business model ultimately provides more predictable revenue streams.

        We continue to focus on growing our recurring revenues. Total recurring revenues, which we define as term license, perpetual maintenance, and other recurring revenues, have increased from 79% of total net revenues in 2007 to 80% in 2008 and 86% in 2009, and we expect them to increase in future years. These recurring revenue sources provide us with increased ability to make strategic decisions to invest in our business while remaining confident that our operating results will be reasonably predictable.

        In 2010, we plan to continue to invest in client support, product development, and sales and marketing. Our investment in client support will enable us to continue to improve the services we provide to our clients in their day-to-day use of our software and build a scalable organization to support our largest and most complex customers. Our investments in product development are designed to enable us to develop new products as well as maintain our rapid pace of enhancements and upgrades to our existing products. Our investment in sales and marketing will help us expand our international presence and capitalize on new market opportunities.

        Overall, despite the current economic environment and our intention to continually invest to support our growth, we plan to grow our operating margins as a percentage of revenues in 2010. In the longer term, we believe that our mission critical products, market leadership position and our reasonably predictable term license revenue model will enable us to consistently grow operating margins.

Products and Services

        Advent products are intended to automate those mission-critical functions in the investment management process that will increase operational efficiency, facilitate timely regulatory compliance, improve the accuracy of client reporting and enable better decision-making. Each product focuses on specific functions within an investment management organization and pricing, for the most part, is determined by size of the implementation and assets under management.

        We offer solutions for customers in numerous markets, which include:

  •
  Advent® for Asset Managers

  •
  Advent® for Trusts, Private Client Services and Private Banking Organizations

  •
  Advent® for Hedge Funds

  •
  Advent® for Family Offices

  •
  Advent® for Fund of Funds

  •
  Advent® for Pensions and Endowments

  •
  Advent® for Wealth Managers

  •
  Advent® for Independent Advisors

  •
  Advent® for Prime Brokers

  •
  Advent® for Fund Administrators

        These solutions are comprised of various combinations of Advent software products, data integration tools and professional services all aimed at meeting our clients' critical business needs.

Software Products

  •
  Geneva® is a global investment management platform designed to meet the real-time needs of global asset managers, hedge funds, prime brokers and fund administrators worldwide. Geneva integrates all phases of the investment management process—portfolio management, accounting and reporting, client investor management, and light trade capture and risk capabilities. It delivers the industry's only "main memory" database system, offering more accurate and flexible reporting, and eliminating batch processing and time-consuming error corrections. Geneva enables firms to grow into new markets, deliver greater operational efficiencies, enhance investor service, process high trade volumes across multiple securities, improve compliance and security, and lower operating costs and risks.

  •
  Advent Portfolio Exchange® (APX) is a comprehensive portfolio management solution that integrates the front-office functions of prospecting, marketing, and customer relationship management with the back-office operations of portfolio accounting and reporting. This enterprise solution allows users across the firm to manage both institutional and high-net worth clients with a full range of instruments including domestic and international equities, mutual funds, fixed income, equity options and derivatives, and variable rate securities. With an integrated CRM, performance analytics reports and automated report packaging, APX delivers easy access to critical data and enables users to deliver superior client service without increasing operational costs or overhead. APX technology leverages a single SQL database to deliver client and portfolio data to operations, marketing and portfolio managers through a browser-based user interface.

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

  •
  Tamale RMS® (Research Management Solution), which Advent added to its product suite with the October 2008 acquisition of Tamale, is a software solution that helps portfolio managers and analysts easily capture, access and share their research, in order to manage investment ideas more effectively. Tamale RMS creates a research workspace for portfolio managers and analysts that contains all of their research-related information, such as: notes, reports, financial models, contacts, calendar appointments and essential Web sites at their fingertips. It features an open, enabling platform that allows firms to build custom workflows to easily integrate both quantitative and qualitative information. Tamale RMS organizes information around the workflow of each investment professional and provides features that optimize the research process. In addition, custom reports and templates can be created easily to extend the value of Tamale RMS within research-driven investment management firms.

  •
  Moxy® automates and streamlines the portfolio construction, trading and order management process for the investment management community. Moxy also provides Internet-ready electronic order routing based on the industry standard FIX messaging protocol so that users can route trades electronically to any FIX-compliant broker, crossing networks, and various dark pools of liquidity that supports the internet or other TCP/IP connection. Trades are executed, processed, settled and accounted for without manual intervention. Through its streamlined integration with Advent's industry-leading portfolio management platforms, Moxy enables true internal and external straight through processing (STP) through various post trade interfaces like OASYS for broker notification and brings together mission-critical functions across investment management organizations. Moxy is built on a new multi-tiered architecture that leverages MSFT SQL and .NET technology.

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

  •
  Advent Revenue Center® provides asset managers with a solution that automates complex billing processes, from fee creation to accounts-receivable management. This solution integrates seamlessly with Advent's proven suite and not only reduces billing errors, but improves management's insight into the firm's revenue base. It has a rules-based billing structure approach that makes it extremely flexible in handling unique billing structures, supporting complex workflows, forecasting the effect of fee schedule modifications and generating both client and audit/management reporting. With its flexible rules-based architecture, firms can deliver superior customer service and increase profitably, even as their businesses grow in complexity. The product is built with SQL 2005, SQL Reporting Services and .NET technology.

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

  •
  Advent® General Ledger Exchange (Advent® GLX) is an easy-to-use general ledger ("GL") interface, which enables clients to gain efficiencies through eliminating duplicate data entry. With Advent GLX, clients can import portfolio transactions and unrealized gains and losses from APX and Axys, translate portfolio data into GL journal entries, and export directly into their ledger systems.

  •
  Qube® is designed to help securities professionals develop and improve client relationships by automating scheduling, tracking client communications and managing client data. Qube, whose functionality is included in APX, integrates with portfolio information in Axys and enables investment professionals to interactively screen client investment profiles and notes from conversations to identify appropriate candidates for various investment opportunities. Since APX provides a superior solution to meet our clients' needs, we have announced the end-of-product-life date for Qube. The product is no longer available for sale, and support will end in 2011.

  •
  WealthLine® is a Web-based wealth management reporting platform providing tools for financial institutions to collaborate with their clients. WealthLine gives financial advisors a sophisticated, customizable, and cost-effective solution for furnishing personalized content and exceptional service to their clients. Advent has announced the end-of-product-life date for Wealthline. The product is no longer available for sale, and support will end in 2011.

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

Outsourcing Services

  •
  Advent OnDemandsm delivers Advent's suite of investment solutions via the SaaS (software-as-a-service) model, with or without full business process outsourcing, which includes account aggregation, reconciliation and reference data management. Advent OnDemand comprises the offerings formerly known as Advent Back Office Service (ABOS) and Advent Wealth Service (AWS) as well as a new managed hosting delivery option, wherein Advent hosts the hardware and/or software for clients.

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

Support and Maintenance Services

        Due to the mission-critical nature of our products, almost all of our perpetual license clients purchase support and maintenance, which entitles them to technical support through Advent's Client Services group and product upgrades as they become available. Term license customers also receive support and maintenance services as part of the term license offering. We continually upgrade and enhance our products to respond to changing market needs, evolving regulatory requirements and new technologies.

        We offer a tiered support structure to meet the diverse needs of our client base. Advent's services are scalable, which means that they adapt to meet the specific needs of a firm no matter how large or small.

  •
  Advent Plus® is the foundation of our support plans and includes the following features and benefits:

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

  •
  Additional support hours

  •
  Migration planning sessions to help ensure smoother migrations and upgrades

  •
  Advent Pinnacle® is our most comprehensive plan provided to all Geneva clients and provides unlimited access to our most experienced team of support representatives. In addition to the services included in Advent Preferred, Advent Pinnacle provides:

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

Professional Services

        Professional services consist of consulting, project management, implementation and integration services, custom report writing, and training. Many of Advent's clients purchase professional services from us to support their implementations, assist in the conversion of their historical data and provide ongoing training and education. Professional services may be required for as little as a few days or up to several months for large implementations. We believe that these services facilitate a client's early success with our products, strengthen the client relationship and generate valuable feedback for our product development group. In 2009, our Investment Management Group's professional services organization achieved certification under the SCP Support Standard.

Alliance Program

        Our Alliance Program is designed to benefit our clients and our partners. The program provides a means by which partners can develop, promote, and sell their products, services, and solutions in conjunction with our solutions. Advent's Alliance Program was created to further extend our product and service offerings.

Sales and Marketing

        We primarily license and sell Advent products and services through four sales groups, which are organized by product and customer type. The sales groups include a direct sales organization (comprised of both field sales and telesales representatives) as well as product marketing and product management groups, which are responsible for assessing market opportunities and collaborating with our product development organization on product planning and management. Product marketing coordinates our market validation process, through which we interview existing clients and sales prospects, and gather information to define scope, features and functionality of new products and product upgrades. The sales groups are as follows:

  •
  Global Accounts, selling solutions based on Geneva, Advent Partner and Advent Custodial Data as well as associated products and services, into the prime broker, hedge fund, fund administrator and global asset management markets;

  •
  Investment Management Group, selling solutions based on APX, Axys, Moxy, Advent Revenue Center, Advent Rules Manager, Advent Custodial Data, Advent Corporate Actions, Advent OnDemand and associated products and services into asset management firms, wealth management firms, banks and trusts, hedge funds, family offices and financial advisories;

  •
  Tamale, selling the Tamale® RMS solution to investment professionals at hedge funds, endowments, funds of funds, asset management firms, pension funds, endowments and private equity firms to manage their workflow and research process; and

  •
  EMEA, selling solutions from across the entire Advent product portfolio to investment management firms of every profile in Europe, the Middle East and Africa.

        We have sales and support offices throughout the world, including San Francisco, New York, Boston, London, Oslo, Copenhagen, Stockholm, Amsterdam, Zurich, Dubai, Hong Kong and Beijing.

        Our corporate marketing organization is responsible for providing support to the Company through lead generation activities, brand support, sales and marketing materials, and the provision of marketing events, such as conferences and seminars.

Product Development

        In fiscal 2009, 2008 and 2007, our product development expenses were $48.4 million, $42.9 million and $36.6 million, respectively. We also capitalized $3.0 million, $2.5 million and $3.3 million of software development costs in 2009, 2008 and 2007, respectively. Our product development organization builds product enhancements and new products, incorporates new technologies into existing products and sustains the quality of our current products. Our product development activities include the identification and validation of product specifications as well as engineering, quality assurance and documentation.

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

Unfilled License Orders, Deferred Revenues and Backlog

        Unfilled license orders represent license orders that have been received from our customers for the license of our software products but have not been shipped as of the end of the applicable fiscal period. We do not believe that unfilled license orders are a consistent or reliable indicator of future results. Our customers generally do not cancel orders for our software products. Unfilled license orders as of December 31, 2009 and 2008 totaled $1.2 million and $1.5 million, respectively.

        Total deferred revenue includes deferred perpetual license, term license, maintenance, outsourcing, data services and professional services. Deferred perpetual license revenue is recognized when a contingency, such as a future product deliverable committed in the contract, is removed. Deferred term license revenue is generally recognized over the contract length. Deferred maintenance revenue is generally recognized over the service period, which is typically twelve months. Deferred professional services revenue is either recognized over the period the specific services are rendered, or over the related contract period when sold in conjunction with a multi-year term license.

        During 2009, we substantially completed our transition to selling mostly term licenses. We believe that the move to a term license model increases the value over the long-term of each customer relationship and improves the predictability of our revenues. We generally recognize revenue from term licenses ratably over the period of the contract term which varies from one to five years but is typically three years. For these term contracts, we invoice the customer annually in advance. As a result, the first year's contract value is included in deferred revenue while subsequent years of the contracted value are not (unless the subsequent years are prepaid by the client, which is typically not the case). During the subsequent years, annual term billing results in an increase in deferred revenues at the commencement of each annual billing period. Total deferred revenues were $146.1 million and $141.3 million at December 31, 2009 and 2008, respectively.

        We define backlog as the value of multi-year term license, outsourcing and data service contracts which contain a binding commitment for the full contract term, less any amounts from those contracts already invoiced. We exclude annual contracts from the backlog calculation since they contain annual renewal options (for example, annual term licenses, annual maintenance or data reconciliation contracts). Our total backlog was approximately $100.4 million and $151.7 million as of December 31, 2009 and 2008, respectively. Backlog decreased by $51.3 million in 2009 due to the following factors:

  •
  When the initial three-year term contracts are renewed, they are generally renewed for a one-year period (which generates deferred revenue, but does not affect backlog);

  •
  2009 bookings of annual term license contract value ("ACV") were down over 20% compared to 2008; and

  •
  Our data services contract with TIAA-CREF and our hosted services contract with Fidelity Investments, which were both signed in 2008, are five-year contracts. The invoicing of these two customers during 2009 also contributed to the overall decrease in backlog.

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

Intellectual Property and Other Proprietary Rights

        Our success depends significantly upon our proprietary technology. We currently rely on a combination of copyright, trademark, patent and trade secret law, as well confidentiality procedures and contractual provisions to protect our proprietary rights. We have registered trademarks and copyrights for many of our products and services and will continue to evaluate the registration of additional trademarks and copyrights as appropriate. We generally enter into confidentiality agreements with our employees, customers, resellers, vendors and others. We seek to protect our software, documentation and other written materials under trade secret and copyright laws. We also have two issued patents. While we do not believe we are dependent on any one of our intellectual property rights, we do rely on the combination of intellectual property rights and other measures to protect our proprietary rights. Despite these efforts, existing intellectual property laws may afford only limited protection. In addition, it may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use our proprietary information. In addition, we cannot be certain that others will not develop or acquire substantially equivalent or superseding proprietary technology, equivalent or better products will not be marketed in competition with our products, or others may not design around any patent that we have or that may be issued to us or other intellectual property rights of ours, thereby substantially reducing the value of our proprietary rights. We cannot be sure that we will develop proprietary products or technologies that are patentable, that any patent, if issued, would provide us with any competitive advantages or would not be challenged by third parties, or that the patents of others will not adversely affect our ability to do business. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary to protect our proprietary technology which may be time-consuming and expensive, with no assurance of success. As a result, we cannot be sure that our means of protecting our proprietary rights will be adequate.

Employees

        As of December 31, 2009, we had 998 employees, including approximately 376 in client services and support, 185 in sales and marketing, 279 in product development and 158 in general and administration. Of these employees, 852 were located in the United States and 146 were based internationally. We endeavor to maintain competitive compensation, benefits, equity participation and work environment policies in order to attract and retain qualified personnel. None of our employees are represented by a labor union. We have not experienced any work stoppages and we believe our employee relations are good.

Executive Officers of Registrant

        The following sets forth certain information regarding the executive officers of the Company as of March 1, 2010:

Name	Age	Position
Stephanie G. DiMarco	52	Chief Executive Officer
David Peter F. Hess Jr.	39	President
Lily S. Chang	61	Executive Vice President and Chief Technology Officer
John P. Brennan	53	Senior Vice President, Human Resources
James S. Cox	38	Senior Vice President and Chief Financial Officer

        Ms. DiMarco founded Advent in June 1983. She served as Chairman of the Board from November 1995 until December 2003. Ms. DiMarco currently serves as Chief Executive Officer since her permanent appointment to the position in December 2003, after serving on an interim basis from May 2003. Ms. DiMarco also served as Chief Financial Officer from December 2008 to September 2009, after serving on an interim basis from July 2008. Previously, she had served as President from June 1983 to April 1997 and again from May 2003 to December 2008, and as Chief Executive Officer from June 1983 to November 1999. She is a former member of the Board of Trustees of the UC Berkeley Foundation, serves on the Advisory Board of the College of Engineering at the University of California, Berkeley, and is a San Francisco Foundation board member and Chairman of its Investment Committee and former member of the Audit Committee. Ms. DiMarco holds a B.S. in Business Administration from the University of California at Berkeley.

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

        Mr. Brennan joined Advent in March 2004 as Vice President of Human Resources and is responsible for all aspects of Human Resources and facilities and real estate management. In February 2009, Mr. Brennan was promoted to Senior Vice President. Prior to joining Advent, Mr. Brennan was Vice President of Human Resources from 1999 to 2004 for Wind River Systems. Prior to Wind River, Mr. Brennan held various positions at Visa International from 1991 to 1999. Mr. Brennan began his human resources career with assignments at Westinghouse Electric Company and Pacific Gas and Electric. Mr. Brennan also serves as the current Chairman of the Board of the Goodwill of the Greater East Bay. Mr. Brennan has a master's degree in Industrial and Labor Relations from Cornell University, and a bachelor's degree in English Literature and Music from Hamilton College.

        Mr. Cox joined Advent in June 2006. He was appointed Senior Vice President and Chief Financial Officer in September 2009. Mr. Cox is responsible for the oversight of the Company's financial functions. From July 2008 to September 2009, Mr. Cox served as Vice President and Principal Accounting Officer, and served as Corporate Controller from June 2006 to July 2008. Prior to joining Advent, Mr. Cox served as Assistant Controller of UTStarcom from 2004 to 2006. From 1994 to 2004, Mr. Cox held various positions at PricewaterhouseCoopers, LLP. Mr. Cox holds a B.A. in Economics from Ohio University.

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

        Total recurring revenues represented 86%, 80% and 79% of total net revenues in fiscal 2009, 2008 and 2007, respectively. We expect to continue to derive a significant portion of our revenue from our clients' renewal of term license, perpetual maintenance and other recurring contracts and such renewals are critical to our future success. Some factors that may affect the renewal rate of our contracts include:

  •
  The impact of the current economic environment and market volatility on our clients and prospects;

  •
  The impact of customers consolidating or going out of business;

  •
  The price, performance and functionality of our solutions;

  •
  The availability, price, performance and functionality of competing products and services;

  •
  The effectiveness of our maintenance and support services; and

  •
  Our ability to develop complementary products and services.

        Most of our perpetual license customers have historically renewed their annual maintenance although our customers have no obligation to renew such maintenance after the first year of their license agreements. In addition, our customers may select maintenance levels less advantageous to us upon renewal, which may reduce recurring revenue from these customers. The current market downturn has caused, and may in the future cause, some clients not to renew their maintenance or reduce their level of maintenance, which would affect our renewal rates and revenue. Our renewal rates are based on cash collections and are disclosed one quarter in arrears. Our reported renewal rates for the first three quarters of 2009 were below the levels we disclosed for our quarterly periods of 2008. The decrease in renewal rates reflects increases in the number of customers who have gone out of business or reduced maintenance expenditures, as well as from slower payments received from renewal clients.

        As a result of our relatively recent transition to term licensing, we only have limited experience with renewals of our term license contracts. During the third quarter of 2007, we commenced renewing term license contracts signed in the third quarter of 2004. These were the first three-year term license contracts to be renewed by Advent since our transition to a term pricing model began. Our customers have no obligation to renew their term license contracts and given the small number of contracts subject to renewal that were renewed in the second half of 2007 through 2009, we cannot yet conclude whether customers will renew at a rate consistent with our perpetual maintenance customers. Additionally, we cannot predict whether the renewals will be less advantageous to us than the original term contract. For example, the renewal periods for our term license contracts are typically shorter than our original term license contract and customers may request a reduction in the number of users or products licensed, resulting in a lower annual term license fee. Further, customers may elect to not renew their term license contracts at all. We may incur significantly more costs in securing our term license contract renewals than we incur for our perpetual maintenance renewals. If our term license contract customers renew under terms less favorable to us or choose not to renew their contracts, or if it costs significantly more to secure a renewal for us, our operating results may be harmed.

Our sales cycle is long and we have limited ability to forecast the timing and amount of specific sales and the timing of specific implementations.

        The purchase of our software products often requires prospective customers to provide significant executive-level sponsorship and to make major systems architecture decisions. As a result, we must generally engage in relatively lengthy sales and contracting efforts. Sales transactions may therefore be delayed during the customer decision process because we must provide a significant level of education to prospective customers regarding the use and benefit of our products. Our business and prospects are subject to uncertainties in the financial markets that can cause customers to remain cautious about capital and information technology expenditures, particularly in the current economic environment, or to decrease their information technology budgets as an expense reduction measure. The sales cycle associated with the purchase of our solutions is typically between two and twelve months depending upon the size of the client, and is subject to a number of significant risks over which we have little or no control, including broader financial market volatility, adverse economic conditions, customers' budgeting constraints, internal selection procedures, and changes in customer personnel, among others. Ongoing volatility in the US and global financial markets has further exacerbated this risk.

        As a result of a lengthy and unpredictable sales cycle, we have limited ability to forecast the timing and amount of specific perpetual license sales, or term license sales which we report quarterly as annual term license contract value (ACV). The timing of large individual license sales is especially difficult to forecast, and we may not be successful in closing large license transactions on a timely basis or at all. Customers may postpone their purchases of our existing products or product enhancements in advance of the anticipated introduction of new products or product enhancements by us or our competitors. Accordingly, our level of ACV bookings and perpetual license revenue in any particular period is subject to significant fluctuation. For example, during fiscal 2009, our ACV bookings and perpetual license revenue decreased by 23% and 33%, respectively, compared to fiscal 2008.

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

        During fiscal 2009, 2008 and 2007, we recognized 86%, 80% and 79%, respectively, of total net revenues from recurring sources, which we define as revenues from term license, maintenance on perpetual licenses, and other recurring revenue. We generally recognize revenue from these sources ratably over the terms of these agreements, which typically range from one to three years. As a result, almost all of our revenues in any quarter are generated from contracts entered into during previous periods.

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

        Further, because of the large percentage of revenue from recurring sources in our term license business model, our historical operating results on a generally accepted accounting principles (GAAP) basis will not necessarily be the sole or most relevant factor in predicting our future operating results. Accordingly, we report certain non-GAAP or operational information, including our quarterly term license bookings metrics (expressed as ACV) and maintenance renewal rates, that is intended to provide investors with certain of the information that management uses as a basis for planning and forecasting of future periods. However, we believe that undue reliance should not be placed upon non-GAAP or operating information because this information is neither standardized across companies nor subjected to the same control activities and audit procedures that produce our GAAP financial results.

        The current market downturn has caused, and may in the future cause more clients not to renew their term licenses or perpetual license maintenance. Also, the significant declines in market value of our clients affect their AUA or AUM. Consequently, we may also experience a decline in the ACV of bookings since the pricing of some of our products is based upon our client's AUA or AUM. Furthermore, we have some contracts for which clients pay us fees based on the greater of a negotiated annual minimum fee or a calculated fee that is determined by the client's AUA or AUM. If a client previously paid us based on the calculated fee, rather than the annual minimum fee, we would experience a decline in revenue as a result of any decline in those clients' AUA or AUM.

Uncertain economic and financial market conditions adversely affect our business.

        The market for investment management software systems has been and currently is negatively affected by a number of factors, including reductions in capital expenditures by customers and poor performance of major financial markets. The current market downturn, dissolution and acquisitions of our clients and prospects, the decline in Assets Under Administration (AUA) or Assets Under Management (AUM) as a result of significant declines in asset values of our clients and the accompanying market uncertainty affects and will continue to affect both our ability to sell our solutions and the amount of revenue we receive from such sales. The target clients for our products include a range of financial services organizations that manage investment portfolios. The success of many of our clients is intrinsically linked to the health of the financial markets. The demand for our solutions has been and currently is disproportionately affected by fluctuations, disruptions, instability and downturns in the economy and financial services industry, which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products. Since the fall of 2008, we have experienced some clients and prospects delaying or cancelling additional license purchases. In addition, some prospects and clients have gone out of business, undergone personnel reductions or turnover, or have been acquired, which we expect to continue as the financial markets face continued hardship.

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

        We have, in the past, experienced a number of market downturns in the financial services industry and resulting declines in information technology spending, which has caused longer sales and contracting cycles, deferral or delay of information technology projects and generally reduced expenditures for software and related services. The severity of the market downturn and worsening volatility and uncertainty in the financial markets and the financial services sector in the last 18 months makes it difficult for us to forecast operating results and may result in a material adverse effect on our revenues and results of operations in the longer term.

Our stock price may fluctuate significantly.

        Like many other companies, our stock price has been subject to wide fluctuations in recent months as a result of market volatility. If net revenues or earnings in any quarter or our financial guidance for future periods fail to meet the investment community's expectations, our stock price is likely to decline.

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

        The market for investment management software is competitive and highly fragmented, is subject to rapid change and is sensitive to new product introductions and marketing efforts by industry participants. Our largest single source of competition is from proprietary systems used by existing and potential clients, many of whom develop their own software for their particular needs and therefore may be reluctant to license software products offered by third party vendors such as Advent. We also face significant competition from other providers of software and related services as well as providers of outsourced services. Many of our competitors have longer operating histories and greater financial, technical, sales and marketing resources than we do. In addition, consolidation has occurred among some of the competitors in our markets. Competitors vary in size, scope of services offered and platforms supported. In recent years, many of our competitors have merged with each other or with other larger third parties, and it is possible that even larger companies will emerge through additional acquisitions of companies and technologies. Consolidation among our competitors may result in stronger competitors in our markets and may therefore either result in a loss of market share or harm our results of operations. In addition, we also face competition from potential new entrants into our markets that may develop innovative technologies or business models. Furthermore, competitors may respond to weak market conditions by lowering prices, offering better contractual terms and attempting to lure away our customers and prospects to lower cost solutions. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure will not result in price reductions, reduced operating margins or loss of market share, any one of which could seriously harm our business. We must continue to introduce new products and product enhancements.

        The market for our products is characterized by rapid technological change, changes in customer demands, evolving industry standards and new regulatory requirements. New products based on recent technologies or new industry standards can render existing products obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop new products or product enhancements that address the future needs of our target markets and respond to their changing standards and practices. We continue to release numerous products and product upgrades and we believe our future success depends on continuing such releases. Additionally, in October 2008, we acquired Tamale Software which enables us to offer a new product in the nascent research management field. However, it is too early to know whether these products will meet anticipated sales or will be broadly accepted in the market, that a market will develop as expected for these new products or that we will continue to introduce more products.

        We may not be successful in developing, introducing, marketing and licensing our new products or product enhancements on a timely and cost effective basis, or at all, and our new products and product enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. Delays in the commencement of commercial shipments of new products or enhancements or delays in client implementations or migrations may result in client dissatisfaction and delay or loss of product revenues. Additionally, existing clients may be reluctant to go through the process of migrating from our Axys product to our APX product, which may slow the migration of our customer base to APX. In addition, clients may delay purchases in anticipation of new products or product enhancements. Our ability to develop new products and product enhancements is also dependent upon the products of other software vendors, including certain system software vendors, such as Microsoft Corporation, database vendors and development tool vendors. If the products of such vendors have design defects or flaws, are unexpectedly delayed in their introduction, are unavailable on acceptable terms, or the vendors exit the business, our business could be seriously harmed.

We depend heavily on our Axys®, Geneva®, APX and Moxy® products.

        We derive a majority of our net revenues from the license and maintenance revenues from our Axys, Geneva, APX and Moxy products. In addition, Moxy and many of our applications, such as Partner and various data services, have been designed to provide an integrated solution with Axys, Geneva and APX. As a result, we believe that for the foreseeable future a majority of our net revenues will depend upon continued market acceptance of Axys, Geneva, APX, and Moxy, and upgrades to those products. This is particularly true as a result of our divestiture of our MicroEdge grants management products, which further concentrates our revenue streams.

Our operating results may fluctuate significantly.

        Revenues from recurring sources have grown from 79% in 2007, to 80% in 2008 and to 86% in fiscal 2009. During fiscal 2009, term license revenues comprised approximately 44% of term license, maintenance and other recurring revenues as compared to approximately 35% and 25% in fiscal 2008 and 2007, respectively. Term license contracts are comprised of both software licenses and maintenance services. Individual perpetual software licenses vary significantly in value, and the value and timing of these transactions can therefore cause our quarterly perpetual license revenues to fluctuate. As we continue to sign term license agreements for new customers, grow our subscription, data management and outsourced services revenues, and our customers renew their perpetual maintenance, we expect our revenue from recurring sources to continue to represent over 85% of our total net revenues.

        When a customer purchases a term license together with implementation services, we do not recognize any revenue under the contract until the implementation services are substantially completed and then we recognize revenue ratably over the remaining length of the contract. If the implementation services are still in progress as of quarter-end, we will defer all of the contract revenues to a subsequent quarter. At the point professional services are substantially completed, we recognize a pro-rata amount of the term license revenue, professional services fees earned and related expenses, based on the elapsed time from the start of the term license to the substantial completion of professional services. During 2009, the revenue recognized from completed implementations exceeded the revenue deferred from projects being implemented, resulting in a net recognition of revenue of $6.1 million for fiscal 2009, composed of $3.5 million of term license revenue and $2.6 million of professional services revenue. In future periods, our revenues related to completed implementations may be lower depending on the number of projects that reach substantial completion during the quarter. Term license revenue for the remaining contract years and the remaining deferred professional services revenue and related expenses are recognized ratably over the remaining contract length. The term license component of the deferred revenue balance will increase or decrease in the future depending on the amount of new term license bookings relative to the number of implementations that reach substantial completion in a particular quarter. Although our substantial revenue from recurring sources under our term license model provides us with longer term stability and more visibility in the short term, our quarterly net revenues and operating results may still fluctuate significantly depending on these and other factors. Our expense levels are relatively fixed in the short-term. Due to the fixed nature of these expenses, combined with the relatively high gross margin historically achieved on our products, an unanticipated decline in net revenues in any particular quarter may adversely affect our operating results.

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

        Many of our clients use our proprietary interface to electronically retrieve pricing and other data from Financial Times/Interactive Data ("FTID"). FTID pays us a commission based on their revenues from providing this data to our clients. Our software products have been customized to be compatible with their system and our software would need to be redesigned to operate with additional alternative data vendors if FTID's services were unavailable for any reason. Non-renewal of our current agreement with FTID would require at least two years' prior notice by either us or them and the agreement may be terminated upon 90 days advance notice for an uncured material breach of the other party. While we have contracts with other data vendors for substantially similar financial data with which our products can be used, if our relationship with FTID was terminated or their services were unavailable to clients for any reason, we cannot be certain that we could enter into contracts with additional alternative data providers, or that these other relationships would provide similar commission rates to us or if the amount of data used by our clients would remain the same, and our operating results could suffer or our resources could be constrained from the costs of redesigning our software.

If our large subscription-based clients or if our revenue sharing relationships are terminated, our business may be harmed.

        In recent years, Advent has entered into contracts relating to our subscription, data management revenue streams and outsourced services with contract values that are substantially larger than we have customarily entered into in the past, including our agreement with TIAA-CREF. It is too early to know whether we will be able to continue to sign large recurring revenue contracts of this nature or if such clients will renew their contracts at similar rates, if at all. Some of these agreements are subject to milestones, acceptance and penalties and there is no assurance that these agreements will be fully implemented. In addition, we have revenue sharing agreements with other companies that provide revenue to Advent for our clients' use of those companies' services and products. Our operating results could be adversely impacted if these agreements are not fully implemented, terminated or not renewed, or if we are unable to continue to generate similar opportunities and enter similar or larger sized contracts in the future.

Our outsourcing and data integration services are subject to risks that may harm our business.

        Our clients rely on our outsourcing and data services to meet their operational needs, including account aggregation and reconciliation. Because our services are complex, we utilize third party data and other vendors, and our clients use our services in a variety of ways, our services may have undetected errors or defects, service disruptions, delays, or incomplete or incorrect data that could result in unanticipated downtime for our customers, failure to meet service levels and service disruptions. In addition, our security measures could be breached or unauthorized access to our information or our customers' information could occur. Such potential errors, defects, delays, disruptions or other performance problems may damage our clients' business, harm our reputation, result in losing future sales, cause clients to withhold payment or terminate or not renew their agreements with us, and subject us to litigation and other possible liabilities.

We must recruit and retain key employees.

        We believe that our future success is dependent on the continued employment of our senior management and our ability to identify, attract, motivate and retain qualified technical, sales and other personnel. Members of our executive management team have acquired specialized knowledge and skills with respect to Advent. We need technical resources such as our product development engineers to develop new products and enhance existing products; we rely upon sales personnel to sell our products and services and maintain healthy business relationships; we must recruit professional service consultants to support our implementations; we must hire client services personnel to provide technical support to our growing installed base of customers; and we must attract and retain financial and accounting personnel to comply with our public company reporting requirements. We need to identify, attract, motivate and retain such employees with the requisite education, backgrounds and industry experience. However, experienced high quality personnel in the information technology industry continue to be in high demand and competition for their talents remains intense, especially in the San Francisco Bay Area where the majority of our employees are located.

        We have relied on our ability to grant equity compensation as one mechanism for recruiting and retaining such highly skilled personnel. In making employment decisions, particularly in the high-technology industries and San Francisco Bay Area, job candidates often consider the value of the equity awards they are to receive in connection with their employment and market downturns may result in our incentives becoming less valuable. Additionally, accounting regulations requiring the expensing of equity compensation impair our ability to provide these incentives without reporting significant compensation costs.

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

We face challenges in expanding our international operations in which we may have limited experience and resources.

        We market and sell our products in the United States and, to a growing extent, internationally. From 2001 through 2005, we acquired the subsidiaries of our independent distributor. In addition, we have begun to expand our sales in relatively new jurisdictions for Advent, such as the Middle East, Eastern Europe, and Asia. In 2006, we opened a branch office of Advent Europe Ltd. in the United Arab Emirates, and we established Advent Software (Asia) Ltd. a subsidiary of Advent Software, Inc. in Hong Kong in 2008. In addition, in the third quarter of 2009, we established a subsidiary of Advent Software (Asia), Ltd. in Beijing, China. More recently in March 2010, our wholly-owned Norwegian subsidiary, Advent Norway AS, acquired the entire share capital of Goya AS, a Norwegian software company that provides transfer agency-related solutions to mutual fund managers and mutual fund distributors.

        We cannot be certain that establishing businesses in other countries will produce the desired levels of revenues, such as in the case of our former Greek subsidiary, Advent Hellas, which produced less than satisfactory revenues and profitability before its sale by Advent in 2005. Also, the recent worldwide decline in financial markets may disrupt our sales efforts in overseas markets. We currently have limited experience in developing localized versions of our products and marketing and distributing our products internationally. In other instances, we may rely on the efforts and abilities of foreign business partners in such markets. For example, we outsourced certain engineering activities to a business partner located in China. Now, Advent has transitioned those contract developers to become employees of Advent as part of our recently opened Beijing office. In addition, international operations are subject to other inherent risks, including:

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

        Periodically we seek to grow through the acquisition of additional complementary businesses. In October 2008, we completed the acquisition of Tamale Software, Inc., which provides research management software. In December 2006, we acquired East Circle Solutions, Inc., a developer of investment management billing solutions to integrate their product into our software offerings. More recently in March 2010, our wholly-owned Norwegian subsidiary, Advent Norway AS, acquired the entire share capital of Goya AS, a Norwegian software company that provides transfer agency-related solutions to mutual fund managers and mutual fund distributors.

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

        We may make additional acquisitions of complementary companies, products or technologies in the future. In addition, we periodically evaluate the performance of all our products and services and may sell or discontinue current products, product lines or services, particularly as we focus on ways to streamline our operations. For example, in October 2009, we divested our MicroEdge subsidiary. Failure to achieve the anticipated benefits of any acquisition or divestiture could harm our business, results of operations and cash flows. Furthermore, we may have to incur debt, write-off investments, infrastructure costs or other assets, incur severance liabilities, write-off impaired goodwill or other intangible assets or issue equity securities to pay for any future acquisitions. Financing may not be available to us on sufficiently advantageous terms, or at all, and we have let our Credit Facility with Wells Fargo Foothill lapse. The issuance of equity securities could dilute our existing stockholders' ownership. Finally, we may not identify suitable businesses to acquire or negotiate acceptable terms for future acquisitions.

Our investment portfolio may become impaired by deterioration of the capital markets.

        Our cash equivalent, short-term and long-term investment portfolio as of December 31, 2009 consisted of US government and commercial debt securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

        As a result of current adverse financial market conditions, investments in some financial instruments may pose risks arising from recent market liquidity and credit concerns. As of December 31, 2009, we had no impairment charges associated with our short-term or long-term investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain materially unimpaired. In addition, the decrease in interest rates has materially decreased the interest income we receive on our investments.

If we are unable to protect our intellectual property, we may be subject to increased competition that could seriously harm our business.

        Our success depends significantly upon our proprietary technology. We currently rely on a combination of copyright, trademark, patent and trade secret law, as well as confidentiality procedures and contractual provisions to protect our proprietary rights. We have registered trademarks and copyrights for many of our products and services and will continue to evaluate the registration of additional trademarks and copyrights as appropriate. We generally enter into confidentiality agreements with our employees, customers, resellers, vendors and others. We seek to protect our software, documentation and other written materials under trade secret and copyright laws. We also have two issued patents. Despite our efforts, existing intellectual property laws may afford only limited protection. It may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use our proprietary information. In addition, we cannot be certain that others will not develop or acquire substantially equivalent or superseding proprietary technology, equivalent or better products will not be marketed in competition with our products, or others may not design around any patent that we have or that may be issued to us or other intellectual property rights of ours, thereby substantially reducing the value of our proprietary rights. We cannot be sure that we will develop proprietary products or technologies that are patentable, that any patent, if issued, would provide us with any competitive advantages or would not be challenged by third parties, or that the patents of others will not adversely affect our ability to do business. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States and so our expansion into international markets may expose our proprietary rights to increased risks. Litigation may be necessary to protect our proprietary technology which may be time-consuming and expensive, with no assurance of success. As a result, we cannot be sure that our means of protecting our proprietary rights will be adequate.

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

        We are a highly automated business and rely on our network infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operational, support, and sales activities. A disruption or failure of these systems in the event of major earthquake, fire, telecommunications failure, cyber-attack, terrorist attack, or other catastrophic event could cause system interruptions, reputational harm, delays in our product development and loss of critical data and could affect our ability to sell and deliver products and services and other critical functions of our business. Our corporate headquarters, a significant portion of our research and development activities, our data centers, and certain other critical business operations are located in the San Francisco Bay Area, which is a region of seismic activity. We have developed certain disaster recovery plans and certain backup systems to reduce the potentially adverse effect of such events, but a catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected. Further, such disruptions could cause further instability in the financial markets or the spending of our clients and prospects upon which we depend. Although we are in the process of creating an enterprise risk management program, it is not currently implemented and, when implemented, may not adequately protect us.

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

Undetected errors or failures found in new products and services may result in loss of or delay in market acceptance of our products and services that could seriously harm our business.

        Our products and services may contain undetected errors or scalability limitations at any point in their lives, but particularly when first introduced or as new versions are released. Despite testing by us and by current and potential customers, errors may not be found in new products and services until after commencement of commercial shipments or use, resulting in a loss of or a delay in market acceptance, damage to our reputation, customer dissatisfaction and reductions in revenues and margins, any of which could seriously harm our business. Additionally, our agreements with customers that attempt to limit our exposure to liability claims may not be enforceable in jurisdictions where we operate, particularly as we expand into new international markets.

Two of our principal stockholders have an influence over our business affairs and may make business decisions with which you disagree and which may adversely affect the value of your investment.

        Our Chief Executive Officer and the Chairman of our board of directors own or control, indirectly or directly, a substantial number of shares of our common stock (approximately 37% as of February 26, 2010). As a result, if these parties were to act together, they will have the ability to exert significant influence on matters submitted to our stockholders for approval, such as the election or removal of directors, amendments to our certificate of incorporation or the approval of a business combination. These actions may be taken even if they are opposed by other stockholders or it may be difficult to approve these actions without their consent. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

Changes in securities laws and regulations may increase our costs or may harm demand.

        The Sarbanes-Oxley Act ("the Act") of 2002 required changes in some of our corporate governance and securities disclosure and/or compliance practices. As part of the Act's requirements, the SEC has enacted new rules on a variety of subjects, and the Nasdaq Stock Market has enacted new corporate governance listing requirements. These developments have increased and may in the future increase our accounting and legal compliance costs and could also expose us to additional liability if we fail to comply with these new rules and reporting requirements. In fiscal 2009, 2008 and 2007, we incurred approximately $0.5 million, $0.8 million and $0.9 million, respectively, in Sarbanes-Oxley related expenses consisting of external consulting costs and auditor fees. In addition, such developments may make retention and recruitment of qualified persons to serve on our board of directors, or as executive officers, more difficult. We continue to evaluate and monitor regulatory and legislative developments and cannot reliably estimate the timing or magnitude of all costs we may incur as a result of the Act or other related legislation or regulation.

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

        In December 2007, the Financial Accounting Standards Board ("FASB") issued ASC 805, "Business Combinations", which changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition related restructuring liabilities, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance. ASC 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. In the event we have a business combination, we currently believe that the adoption of ASC 805 will result in the recognition of certain types of expenses in our results of operations that we currently capitalize pursuant to existing accounting standards and may also impact our financial statement in other ways. Additionally, the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.

Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates.

        We are a US based multinational company subject to tax in multiple US and foreign tax jurisdictions. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in, or interpretation of, tax rules and regulations in the jurisdictions in which we do business, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, by lapses of the availability of the US research and development tax credit, or by changes in the valuation of our deferred tax assets and liabilities.

        In addition, we could be subject to examination of our income tax returns by the IRS and other domestic and foreign tax authorities. These examinations would be expected to focus on areas where considerable judgment is exercised by the company. We regularly assess the likelihood of outcomes resulting from an examination to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from an examination. We believe such estimates to be reasonable; however, there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.

Security risks may harm our business.

        Maintaining the security of computers, computer networks, hosted solutions and the transmission of confidential information over public networks is essential to commerce and communications, particularly in the market in which Advent operates. Efforts of others to seek unauthorized access to Advent's or its clients' information, computers and networks or introduce viruses, worms and other malicious software programs that disable or impair computers into our systems or those of our customers or other third parties, could disrupt or make our systems and services inaccessible or allow access to proprietary information and data of Advent or its clients. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments, could also result in compromises or breaches of our security systems. Our security measures may be inadequate to prevent security breaches, exposing us to a risk of data loss, financial loss, harm to reputation, business interruption, litigation and other possible liabilities, as well as possibly requiring us to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by such breaches.

Potential changes in securities laws and regulation governing the investment industry's use of soft dollars may reduce our revenues.

        Some of our clients utilized trading commissions ("soft dollar arrangements") to pay for software products and services. During each of fiscal 2009, 2008 and 2007, the total value of Advent products and services paid with soft dollars was approximately 4% of our total billings. Such soft dollar arrangements could be impacted by changes in the regulations governing those arrangements.

        In July 2006, the SEC published an Interpretive Release that provides guidance on money managers' use of client commissions to pay for brokerage and research services under the safe harbor set forth in Section 28(e) of the Securities Exchange Act of 1934. The Interpretive Release clarifies that money managers may use client commissions ("soft dollars") to pay only for eligible brokerage and research services. Among other matters, the Interpretive Release states that eligible brokerage includes those products and services that relate to the execution of the trade from the point at which the money manager communicates with the broker-dealer for the purpose of transmitting an order for execution, through the point at which funds or securities are delivered or credited to the advised account. In addition, for potentially "mixed-use" items (such as trade order management systems) that are partly eligible and partly ineligible, the Interpretive Release states that money managers must make a reasonable allocation of client commissions in accordance with the eligible and ineligible uses of the items. Based on this guidance, our customers may change their method of paying all or a portion of certain Advent products or services from soft to hard dollars, and as a result reduce their usage of these products or services in order to avoid increasing expenses, which could cause our revenues to decrease.

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

        Any failure to implement or maintain improvements in our internal control over financial reporting, or difficulties encountered in the implementation of these improvements in our controls, could cause significant deficiencies or material weaknesses in our internal controls and consequently cause us to fail to meet our reporting obligations. Any failure to implement or maintain required new or improved internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock. In addition, during 2009, we moved certain compliance functions from external providers to internal resources, and we cannot be certain that these changes will be as effective or will control costs as anticipated.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal executive offices are located in San Francisco, California. The table below summarizes the principal properties that we leased as of December 31, 2009:

		Use of Property
Location	Approximate Square Footage	Sales and Support	Marketing	Product Development	Administrative
United States:
San Francisco, CA (2 properties)*	196,384	X	X	X	X
New York, NY (3 properties)*	72,183	X	X	X	X
New Rochelle, NY	5,795	X	X
Boston, MA (3 properties)	39,426	X	X	X	X
Europe and Middle East:
Copenhagen, Denmark	3,475	X		X	X
Zurich, Switzerland	1,830	X
Oslo, Norway	1,920	X	X	X
London, United Kingdom	3,586	X	X		X
Bracknell, United Kingdom	449				X
Stockholm, Sweden	4,489	X		X	X
Dubai, United Arab Emirates	485	X
Asia:
Hong Kong, People's Republic of China	345	X	X
Beijing, People's Republic of China	2,799	X		X

Total leased square footage	333,166

*
As part of our restructuring activities, we vacated properties in San Francisco, California and New York, New York. Approximately 58,000 square feet of New York and California property has been sub-leased as of December 31, 2009.

        On October 1, 2009, Advent completed the sale of the Company's MicroEdge subsidiary. With the exception of the MicroEdge facilities in New York City, the leases related to MicroEdge have been transferred to the Purchaser. In connection with the sale of MicroEdge, the Company entered into a sub-lease agreement with Microedge LLC, whereby Microedge LLC will sub-lease approximately 24,000 square feet of the 29,000 square feet of office space located at 619 West 54th Street in New York, New York from the Company. MicroEdge LLC will sub-lease the premises for two years with the option to extend the sub-lease term through the end of the lease term in 2018. The sub-lease agreement became effective upon the close of sale of MicroEdge on October 1, 2009. The Company's contractual lease obligation related to this facility is not reflected in the table above.

        During 2009, we opened a new office in Beijing, China. The office is staffed with more than 50 employees who were previously contractors of the Company.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

        Our common stock is listed on the NASDAQ Stock Market under the symbol "ADVS." The closing price of our common stock on February 26, 2010 was $40.32. The table below summarizes the range of high and low reported sales prices on the NASDAQ Stock Market for our common stock for the periods indicated.

	Price Range
	High	Low
Fiscal 2008
First quarter	$55.34	$38.78
Second quarter	$44.61	$35.80
Third quarter	$49.32	$32.90
Fourth quarter	$36.13	$17.51
Fiscal 2009
First quarter	$34.76	$19.46
Second quarter	$35.95	$29.28
Third quarter	$40.86	$30.09
Fourth quarter	$42.70	$37.20

Stockholders

        As of February 26, 2010, there were approximately 81 holders of record of our common stock. However, because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate with any level of accuracy the total number of stockholders represented by these record holders.

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

        On October 30, 2008, Advent's Board authorized the repurchase of up to 3.0 million shares of the Company's outstanding common stock. During the fourth quarter of 2009, Advent did not make any repurchases of common stock. At December 31, 2009, there remained approximately 1.0 million shares authorized by the Board for repurchase.

        In addition to the above, we have withheld shares through net share settlements during the three months ended December 31, 2009. The following tables provides a month-to-month summary of the repurchase activity upon the vesting of restricted stock units and the exercise of stock-settled stock appreciation rights under our equity compensation plan to satisfy tax withholding obligations during the three months ended December 31, 2009 (in thousands, except per share data):

Month	Total Number of Shares Repurchased(1)	Average Price Per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October	1	$41.54	—
November	2	$39.78	—
December	1	$39.62	—

Total	4	$40.10	—

(1)
These purchases represent shares cancelled when surrendered in lieu of cash payments for withholding taxes due from employees. These shares were not purchased as part of a publicly announced program to purchase shares.

Securities Authorized for Issuance Under Equity Compensation Plans

        Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference from our Proxy Statement to be filed for our 2010 Annual Meeting of Stockholders.

Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Advent Software, Inc., The S&P 500 Index
And The NASDAQ Computer & Data Processing Index

*
$100 invested on 12/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Item 6.    Selected Financial Data

        The following selected financial data are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

	Fiscal Years
	2009(1)(2)	2008(1)(3)	2007(1)(4)	2006(1)(5)(6)	2005(1)(7)
	(in thousands, except per share data)
STATEMENT OF OPERATIONS
Net revenues	$259,508	$237,884	$191,570	$162,911	$148,675
Gross margin	$176,963	$156,379	$129,510	$109,362	$101,449
Income (loss) from continuing operations	$27,879	$17,995	$8,088	$(4,168)	$4,191
Net income from continuing operations	$20,774	$17,316	$10,043	$79,142	$11,972
Net income from discontinued operation	$16,109	$1,579	$2,588	$3,460	$2,163
Net income	$36,883	$18,895	$12,631	$82,602	$14,135
Basic net income per share:
Continuing operations	$0.82	$0.65	$0.38	$2.73	$0.39
Discontinued operation	$0.63	$0.06	$0.10	$0.12	$0.07
Total operations	$1.45	$0.71	$0.48	$2.85	$0.46
Diluted net income per share:
Continuing operations	$0.79	$0.62	$0.36	$2.59	$0.37
Discontinued operation	$0.61	$0.06	$0.09	$0.11	$0.07
Total operations	$1.39	$0.68	$0.45	$2.70	$0.44
BALANCE SHEET
Cash, cash equivalents and short-term marketable securities	$89,150	$45,098	$48,809	$54,669	$162,979
Working capital	$(6,749)	$(43,436)	$(16,637)	$10,831	$122,531
Total assets of discontinued operation	$2,589	$20,746	$21,242	$9,920	$10,841
Total assets	$454,292	$419,594	$347,675	$335,776	$340,575
Long-term liabilities	$23,963	$42,530	$17,635	$14,870	$6,374
Stockholders' equity	$252,034	$195,823	$179,846	$209,627	$241,979

(1)
The MicroEdge segment was divested on October 1, 2009. Accordingly, the results of MicroEdge have been reclassified as a discontinued operation for all periods presented. Unless otherwise noted, selected financial data in the above table pertain to our continuing operations.

(2)
Our results of operations for 2009 included stock-based compensation expense of $18.2 million, restructuring charges of $0.1 million, and a net gain on sale of private equity investments of $2.1 million. The Company has recorded an associated gain of $13.6 million resulting from the sale of MicroEdge in "net income from discontinued operation, net of applicable taxes" in its 2009 results.

(3)
Our results of operations for 2008 included stock-based compensation expense of $16.1 million, restructuring charges of $0.1 million, acquired in-process research and development expense of $0.4 million, a net gain on sale of private equity investments of $3.4 million, and the operating results of Tamale Software, Inc., subsequent to their acquisition in the fourth quarter of 2008.

(4)
Our results of operations for 2007 included stock-based compensation expense of $12.9 million, restructuring charges of $1.0 million, and a net gain on sale of private equity investments of $3.7 million.

(5)
Our results of operations for 2006 included a benefit from income taxes of $79.5 million as a result of releasing the valuation allowance against our deferred tax assets originally recorded in fiscal

  2003, stock-based employee compensation expense of $12.8 million and restructuring charges of $3.7 million.

(6)
Effective January 1, 2006, we adopted ASC 718, "Compensation—Stock Compensation", which requires the recognition of the fair value of stock-based compensation in net income.

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

        We report or otherwise provide to investors certain non-GAAP and operational information, including non-GAAP operating income and earnings per share, and our term license bookings metrics (expressed as annual term license contract value, "ACV") and maintenance renewal rates, that is intended to provide investors with certain of the information that management uses as a basis for planning and forecasting of future periods. The presentation of this information is not intended to be considered in isolation or as a substitute for the financial information presented in accordance with GAAP. In addition, undue reliance should not be place upon non-GAAP or operating information because this information is neither standardized across companies nor subjected to the same control activities and audit procedures that produce our GAAP financial results.

        Unless expressly stated or the context otherwise requires, the terms "we", "our", "us", the "Company" and "Advent" refer to Advent Software, Inc. and its subsidiaries.

Overview

        We offer integrated software products and services for automating and integrating data and work flows across the investment management organization, as well as between the investment management organization and external parties. Our products are intended to increase operational efficiency, improve the accuracy of client information and enable better decision-making. Each solution focuses on specific mission-critical functions of the front, middle and back offices of investment management organizations and is designed to meet the needs of the particular client, as determined by size, assets under management and complexity of their investment process. On October 1, 2009, we completed the sale of MicroEdge, Inc., our wholly-owned subsidiary, as further described below. The results of MicroEdge have been reclassified as a discontinued operation for all periods presented. Unless otherwise noted, discussion in this document pertains to our continuing operations. See Notes 1 and 3 of Notes to Consolidated Financial Statements.

Current Economic Environment

        During 2009, our business continued to be impacted by the generally weak macro-economic environment. The current environment has created pressure on our clients to decrease their information technology budgets, which negatively impacted our customer renewal rates and bookings of annual term license contract value ("ACV") in 2009. For example, initially disclosed renewal rates, which we report one quarter in arrears, ranged from 85% to 93% during 2009 compared to a range of 98% to 103% during 2008. Additionally, the ACV added during 2009 decreased to $21.8 million from $28.1 million during 2008. Despite the negative impact on our renewal rates and overall bookings, we continued to proactively control our costs and achieved growth in our continuing operations' operating profit margin and earnings per share over 2008.

        During 2009, many investment managers' revenues decreased as a result of decreases in their assets under management and some hedge funds and other types of clients have gone out of business. While we are not immune to downturns in technology spending, should our customers continue to reduce or limit their spending, we believe we are well positioned to maintain our competitive position in the longer term for the following reasons:

  •
  Our portfolio accounting, trade order management, and compliance software is mission-critical to our customers;

  •
  Our technology can be utilized to increase operational efficiency;

  •
  We offer a wide range of deployment options to suit clients of any size and strategy;

  •
  As a market leader in investment management technology, customers who spend money will attempt to minimize risk and therefore, favor our stability, reliability and scalability;

  •
  A more regulated, compliance-oriented industry will drive an increased need for our systems; and

  •
  Our recurring revenue model and large customer base will continue to provide longer term stability.

        We also believe that investment managers will be increasingly focused on providing increased and differentiated levels of service to their customers. These factors have traditionally been demand drivers for our products.

        We believe our recent financial results validate the strength and stability of our business and the attractiveness of our product portfolio to our customers. For example, our continuing operations have grown revenue, operating income and margin, and operating cash flows during 2009 compared to 2008. In addition, we saw an improved demand environment during the second half of 2009 from prospects and customers across all the markets we serve. As such, we expect an improved demand environment for 2010 and expect to grow revenues by 5% to 8% in 2010. As the current economic situation evolves, we will continue to evaluate the impact of this environment on our business and we will remain focused on delivering solutions for our customers. We remain positive about our relative market position and our product delivery plans and we intend to remain focused on executing in the areas we can control by continuing to provide high value products while managing our expenses and headcount growth.

Operating Overview

        Operating highlights of 2009 include:

  •
  Expanded customer relationships and continued acceptance of our product offerings. We experienced continued demand for both our newest and largest portfolio management and accounting platforms: Advent Portfolio Exchange ("APX") and Geneva. We signed 72 APX contracts, bringing the total number of licenses sold globally to 353, and we signed 38 new Geneva clients which brings the total number of Geneva licenses sold to 242 as of December 31, 2009. We sold Tamale RMS to numerous firms including asset managers, endowment managers and funds of funds.

  •
  New and incremental bookings.  The term license contracts signed in 2009 will contribute approximately $21.8 million in annual revenue ("annual term license contract value" or "ACV") once they are fully implemented.

  •
  Tamale product release.  We released Tamale RMS 4.0 which introduced an open flexible framework that allows firms to customize the application to meet their specific research process workflow requirements.

  •
  Further expansion into Asia Pacific.  We opened a new office in Beijing, China. The office is staffed with more than 50 employees who were previously part of the company's contract workforce. It is our largest office outside of North America.

  •
  Repurchase of common stock.  We repurchased 0.7 million shares under our Board authorized share repurchase program for a total cash outlay of $14.6 million and an average price of $21.13 per share.

Divestiture of MicroEdge

        During 2009, management determined that the continued growth in the not-for-profit community would require a significant investment of resources and decided to focus on the core business. In connection with this decision, management explored divesting the MicroEdge subsidiary and on October 1, 2009, we completed the sale of MicroEdge. See Note 3, "Discontinued Operation", to the consolidated financial statements for a description of the principal terms of the divestiture.

        In accordance with FASB ASC 205-20, "Discontinued Operations", MicroEdge's results have been reclassified as a discontinued operation in the consolidated statements of operations for all periods presented. The results of operations and the related charges for our discontinued operation are classified as "net income from discontinued operation, net of applicable taxes" in the accompanying consolidated statements of operations for all periods presented. In addition, the assets and liabilities of MicroEdge have been reclassified as assets and liabilities of discontinued operation in the Company's consolidated balance sheet for all periods presented.

        Unless noted otherwise, discussion in this document pertains only to continuing operations.

Financial Overview

        The components of revenue from continuing operations during 2009 and 2008, and associated dollar and percentage fluctuations were as follows (in thousands, except % change):

	Fiscal Year
			$ Change	% Change
	2009	2008
Term license revenues	$98,382	$66,053	$32,329	49%
Maintenance revenues	74,410	77,700	(3,290)	(4)%
Other recurring revenues	49,967	47,691	2,276	5%

Total term license, maintenance and other recurring revenues	222,759	191,444	31,315	16%
Recurring revenue as % of total revenue	86%	80%
Asset under administration (AUA) fees	6,546	8,417	(1,871)	(22)%
Other perpetual license fees	4,729	8,391	(3,662)	(44)%

Total perpetual license fees	11,275	16,808	(5,533)	(33)%
Professional services and other	25,474	29,632	(4,158)	(14)%

Total net revenues	$259,508	$237,884	$21,624	9%

        We recognized revenue of $259.5 million from continuing operations during 2009, which represented an increase of 9% over the prior year. This increase was driven by significant growth in term license revenue (Geneva and APX) as we continued to layer in incremental ACV sold in previous periods, and to a lesser extent, price increases and revenues from our new research management solution, Tamale RMS, which we introduced in the fourth quarter of 2008. Perpetual license fees in 2009 were down compared 2008 as we licensed fewer perpetual seats to our existing perpetual client base and fewer modules to new clients. Incremental assets under administration fees from perpetual licenses decreased by $1.9 million in 2009 compared to 2008, as clients experienced declines in the market value of AUA balances due to market conditions. Professional services and other revenues also decreased due to reduced spending by our customers on consulting services during 2009. We have grown net revenue year-over-year for several reasons, including the following:

  •
  Our existing term licenses and maintenance revenues provide a consistent, recurring revenue stream.

  •
  Our product innovation helped drive acquisition of new customers, resulting in incremental term license contract value and professional services billings.

  •
  Our completion of term license implementations result in incremental term license revenues.

        Total recurring revenues, which we define as term license, perpetual maintenance, and other recurring revenues, increased to 86% of total net revenues during 2009, as compared to 80% during 2008. Term license revenues increased 49% in 2009 from the prior year period and represented 38% of total net revenues in 2009, as compared to 28% in 2008.

        Total expenses from continuing operations, including cost of revenues, were $231.6 million in 2009, compared with $219.9 million in 2008. Our expenses increased in 2009 from 2008 largely as a result of increased payroll, variable compensation and benefit expenses resulting from increases in headcount primarily from our acquisition of Tamale Software, Inc. on October 1, 2008.

        Our operating income from continuing operations in 2009 increased to $27.9 million or 11% of revenue from $18.0 million or 8% of revenue in 2008 which is reflective of revenue growth and our cost reduction initiatives.

        Our continuing operations' income tax expense was $8.3 million resulting in a 29% effective tax rate during 2009, compared to $3.9 million or 18%, respectively, in 2008.

        Net income from continuing operations was $20.8 million, resulting in diluted earnings per share of $0.79 for 2009, compared to $17.3 million or $0.62 in 2008.

        Our continuing operations generated operating cash flow of $72.4 million in 2009, which compares to $70.3 million in 2008.

Term License and Term License Deferral

        We are substantially through the process of converting the Company's license revenues from a perpetual model to a predominantly term model. Under a perpetual pricing model, customers purchase a license to use our software indefinitely and generally we recognize all license revenue at the time of sale; maintenance is purchased under an annual renewable contract, and recognized ratably over the contract period. Under a term pricing model, customers purchase a license to use our software and receive maintenance for a limited period of time and we recognize all of the revenue ratably over the length of the contract. This had the effect of lowering revenues for our continuing operations in the early stages of the transition, but increasing the total potential value of the customer relationship.

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

        The term license component of the deferred revenue balance related to implementations in process will increase or decrease in the future depending on the amount of new term license bookings relative to the number of implementations that reach completion in a particular quarter. During 2009, the revenue recognized from completed implementations exceeded the revenue deferred from projects being implemented, resulting in a net recognition of revenue of $6.1 million for fiscal 2009 composed of $3.5 million of term license revenue and $2.6 million of professional services revenue. We do not expect this trend of revenue recognition exceeding revenue deferral to continue. For example, during 2008, the revenue deferred from projects being implemented exceeded the revenue recognized from completed implementations by $9.6 million composed of $2.8 million of term license revenue and $6.8 million of professional services revenue.

        Amounts of revenues and directly-related expenses deferred as of December 31, 2009 and 2008 associated with our term licensing deferral were as follows (in millions):

	December 31
	2009	2008
Deferred revenues
Short-term	$20.1	$26.0
Long-term	4.6	4.8

Total	$24.7	$30.8

Directly-related expenses
Short-term	$6.2	$8.1
Long-term	2.4	2.1

Total	$8.6	$10.2

        Deferred net revenues and directly-related expenses are classified as "Deferred revenues" (short-term and long-term), and "Prepaid expenses and other," and "Other assets," respectively, on the consolidated balance sheets.

Term License Bookings

        The following table summarizes the Company's quarterly term license bookings (operational information) and the associated average term and annual term license contract value (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2009
Annual Contract Value(1)	$3,299	$3,584	$5,977	$8,919	$21,779
Average Term(2)	2.8	2.3	3.0	3.3	2.9
2008
Annual Contract Value(1)	$5,510	$6,853	$6,188	$9,553	$28,104
Average Term(2)	2.8	3.1	2.9	3.6	3.2
2007
Annual Contract Value(1)	$3,359	$6,274	$5,905	$12,061	$27,599
Average Term(2)	3.3	2.9	3.5	3.4	3.3

(1)
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
  Disposition;

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

        We typically license our products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the assets under administration, the number of site installations and the number of authorized users. We have substantially completed our transition from selling mostly perpetual licenses to selling a mix of term and perpetual licenses, and expect term license revenue to continue to increase as a proportion of total recurring revenues (which we define as term license, maintenance and other recurring revenues) in the future. Term license revenue comprised approximately 44%, 35% and 25% of total term license, maintenance and other recurring revenues in 2009, 2008 and 2007, respectively. Revenue recognition for software licensed under term and perpetual license models differs depending on which type of contract a customer signs:

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

        We offer other recurring revenue services that are either subscription or transaction based which primarily include the provision of software interfaces to download securities information from third party data providers, partial or full business process outsourcing, account aggregation, reconciliation, reference data management, and hosting of hardware and/or software. We recognize revenue from recurring revenue transactions either ratably over the subscription period or as the transactions occur based on the terms of the arrangement.

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

        A valuation allowance is recorded to reduce the recognized net deferred tax assets to an amount that will more likely than not be realized. In order for us to realize our deferred tax assets, we must be able to generate sufficient future taxable income in the jurisdiction where the tax asset is located. We consider forecasted earnings, identified future taxable income and prudent and reasonable tax planning strategies in assessing the need for a valuation allowance.

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

        These variables are sensitive and change on a daily basis. As a result, the financial result from issuing the same number of options or SARs can vary significantly over time. The following table reflects the change in the fair value of a hypothetical option or SAR as a result of a hypothetical change in one of the underlying assumptions:

Assumption	Base Case	Assumption Change	Value Change	Assumption Change	Value Change
Grant and stock price	$40.00	+$1	$0.32	-$1	$(0.32)
Risk-free interest rate	2.5%	+0.5%	$0.27	-0.5%	$(0.27)
Volatility	44.0%	+5%	$1.36	-5%	$(1.40)
Expected life (years)	5.1	+1 year	$0.67	-1 year	$(0.87)
Expected dividend yield	3.0%	+1%	$(1.15)	-1%	$1.24
Base Option Value	$12.80

        Historically, our SAR and stock option awards granted to employees cliff vest 20% after one year and monthly thereafter over the next 48 months. Starting in February 2009, we reduced the vesting period from 5 years to 4 years, and SARs and stock option awards granted to employees now cliff vest 25% after one year and monthly thereafter over the next 36 months. Our restricted stock unit ("RSU") awards cliff vest 50% after two years and 50% after four years. ASC 718, "Compensation—Stock Compensation", requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on our annual forfeiture rate. The annual forfeiture rate is based on our historical forfeiture experience over the last ten years. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. A decrease in our annual forfeiture rate assumption would increase stock-based compensation expense. The estimated impact of a hypothetical 500 basis point decrease in the annual forfeiture rate on 2009 stock-based compensation expense would have been an increase of approximately $0.2 million.

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

        Disposition.    When we dispose of a subsidiary, we account for the divestiture in accordance with ASC 205-20, "Discontinued Operations". The results of operations and the related charges for the discontinued operation are classified as "Net income from discontinued operation, net of applicable taxes" in the accompanying consolidated statements of operations for all periods presented. In addition, the assets and liabilities of the discontinued operation are reclassified as assets and liabilities of discontinued operation in our consolidated balance sheet for all periods presented.

        The calculation of the gain on disposal of our discontinued operation required management to make significant estimates in the resulting facility exit costs. In connection with the sale of MicroEdge, the Company vacated its MicroEdge facilities in New York and entered into a sub-lease agreement with the Purchaser whereby the Purchaser will sub-lease the premises for two years with the option to extend the sub-lease term through the end of the lease term in 2018. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating the probability that the Purchaser will decide to sub-lease the premises beyond the initial two-year period and through 2018, evaluating real estate market conditions for expected vacancy periods and sub-lease rents. We continually evaluate the adequacy of the remaining liabilities related to this disposition. Although we believe that these estimates accurately reflect costs for our facility exit costs, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

        Additionally, $3 million of the Purchase Price has been placed in escrow for eighteen (18) months following the close to be held as security for losses incurred by the Purchaser in the event of certain breaches of the representations and warranties contained in the Agreement or certain other events.

Given the uncertainty associated with the potential losses, any gain on sale associated with the $3.0 million held in escrow will be recorded by the Company when realized.

        Goodwill.    We review our goodwill for impairment annually during the fourth quarter of our fiscal year (as of November 1) and more frequently if an event or circumstance indicates that an impairment loss has occurred. We are required to test our goodwill for impairment at the reporting unit level. Historically, we determined that the Company had three reporting units for the purposes of goodwill impairment testing. With the divestiture of MicroEdge on October 1, 2009, we determined that the Company now has two reporting units, Domestic and International, which comprise our Advent Investment Management segment, for the goodwill impairment testing performed during the fourth quarter of 2009. The test for goodwill impairment is a two-step process:

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

        Determining the fair value of a reporting unit is subjective and requires judgment at many points during the test including the development of future revenue and expense forecasts used to calculate future cash flows, the selection of risk-adjusted discount rates, and determination of market comparable entities. During the fourth quarter of 2009, Advent completed the first step of its annual impairment test and determined that none of the reporting units were at risk for failing step one of the impairment testing. Therefore, the second step of the impairment test was not necessary to perform.

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

        Our ability to estimate returns is based on our long history of experience with relatively homogenous transactions and the fact that the return period is short. The estimates for returns are adjusted periodically based upon changes in historical rates of returns and other related factors. We have recorded a sales returns provision to decrease revenue for these situations based on our historical experience of $0.3 million, $0.2 million and $0.1 million in fiscal 2009, 2008 and 2007, respectively.

        We use our judgment in estimating our allowance for doubtful accounts. In order to estimate our allowance for doubtful accounts, we analyze specific accounts receivables, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. We have recorded a provision for bad debt expense of $0.2 million, $0.6 million and $0.1 million in fiscal 2009, 2008 and 2007, respectively.

Reclassifications

        Certain prior period amounts have been reclassified to conform to the current period presentation to better reflect our view of the current business. These reclassifications do not affect total net revenues, net income, cash flows, or stockholders' equity. See Note 1, "Summary of Significant Accounting Policies," of Notes to our consolidated financial statements for a complete description of the reclassifications.

Results of Operations for Fiscal Years 2009, 2008 and 2007

        The following table summarizes, for the periods indicated, certain items in the consolidated statements of operations as a percentage of net revenues. The financial information and the ensuing discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

	Fiscal Years
	2009	2008	2007
Net revenues:
Term license, maintenance and other recurring	86%	80%	79%
Perpetual license fees	4	7	11
Professional services and other	10	12	10

Total net revenues	100	100	100
Cost of revenues:
Term license, maintenance and other recurring	18	18	18
Perpetual license fees	*	*	*
Professional services and other	11	14	13
Amortization of developed technology	2	1	1

Total cost of revenues	32	34	32

Gross margin	68	66	68
Operating expenses:
Sales and marketing	24	24	26
Product development	19	18	19
General and administrative	14	15	17
Amortization of other intangibles	1	*	1
Acquired in-process research and development	*	*	*
Restructuring charges	*	*	1

Total operating expenses	57	58	63

Income from continuing operations	11	8	4
Interest expense	*	*	*
Interest income and other, net	*	*	1
Gain on sale of equity investments, net	1	1	2

Income from continuing operations before income taxes	11	9	7
Provision for income taxes	3	2	1

Net income from continuing operations	8	7	5
Discontinued operation:
Net income from discontinued operation	6	1	1

Net income	14%	8%	7%

*
Less than 1%

NET REVENUES

	2009	2008	2007
	(in thousands, except percentages)
Total net revenues	$259,508	$237,884	$191,570
Change over prior year	$21,624	$46,314
Percent change over prior year	9%	24%

        Our net revenues are made up of three components: term license, maintenance and other recurring revenue; perpetual license fees; and professional services and other revenue. The revenues from a term license, which includes both software license and maintenance services, are earned under a time based contract. Maintenance revenues are derived from maintenance fees charged for perpetual license arrangements and recurring revenues are derived from our subscription-based and transaction-based services. Perpetual license revenues are derived from the licensing of software products under a perpetual arrangement and include Assets Under Administration ("AUA") fees for certain perpetual arrangements. Professional services and other revenues include fees for consulting, fees from training, and project management services and our client conferences. Sales returns, which we generally do not provide to customers, are accounted for as deductions to these three revenue categories based on our historical experience.

        Since fiscal 2007, revenues from recurring sources have grown and conversely revenues from perpetual licenses have decreased as follows:

As a percentage of net revenues	2009	2008	2007
Revenues from recurring sources	86%	80%	79%
Revenues from perpetual license fees	4%	7%	11%

        As we continue to sign term license agreements for new customers, grow our subscription, data management and outsourced services revenues, and our customers renew their perpetual maintenance, we expect our revenue from recurring sources to continue to increase as a percentage of net revenues.

        Net revenues increased in 2009 and 2008 due to continued customer adoption for many of our products and services, which principally includes increases in sales of our APX and Geneva products. The year-over-year growth in total net revenues for 2009 was due principally to substantially higher term license, maintenance and other recurring revenues, which reflected 16% and 26% growth in term license revenues during 2009 and 2008, respectively.

        Revenue derived from sales to the Europe, Middle East and Africa ("EMEA") region were $32.6 million, $34.2 million and $26.6 million in 2009, 2008 and 2007, respectively. The decrease in EMEA revenue for 2009 is primarily due to declines in the market values of AUA balances for our EMEA customers, as well as economic conditions in those regions. We plan to continue expanding our international sales efforts, both in our current markets and elsewhere. The revenues from customers in any single international country did not exceed 10% of total net revenues.

        We expect net revenues to be in the range of $272 million to $280 million for fiscal 2010. Additionally, as we continue to sign term license agreements for new customers, we expect our revenue from recurring sources to continue to represent over 85% of our total net revenues.

Term License, Maintenance and Other Recurring Revenues

	2009	2008	2007
	(in thousands, except percentages)
Term license revenues	$98,382	$66,053	$37,359
Maintenance revenues	74,410	77,700	73,616
Other recurring revenues	49,967	47,691	40,672

Total term license, maintenance and other recurring revenues	$222,759	$191,444	$151,647
Percent of total net revenues	86%	80%	79%
Change over prior year	$31,315	$39,797
Percent change over prior year	16%	26%

        We began our transition to a term license model in 2004 and have experienced growth in our term license ACV bookings through 2008, and experienced a 22% decline in 2009. Revenues from term licenses, which include both the software license and maintenance services for term licenses, grew 49% in 2009 from 2008 and represented 44% of total term license, maintenance and other recurring revenues in 2009, up from 35% in 2008 and 25% in 2007. The growth of term license revenues in 2009 and 2008 reflects the continued layering of incremental ACV sold in previous periods into our term revenue and the continued market acceptance of our Geneva, APX, Axys, Partner, Moxy and Tamale products. In addition, during 2009, the revenue recognized from completed implementations exceeded the revenue deferred from projects being implemented, resulting in a net recognition of revenue of $3.5 million during 2009. This is in contrast to our historical trend of net revenue deferral through 2008. In 2008, term license revenue deferred from projects being implemented exceeded the revenue recognized from completed implementations by $2.8 million. Revenues from our new research management solution, Tamale RMS, which we introduced in October 2008, also contributed to the growth of our term license revenues in 2009.

        Maintenance revenues decreased by $3.3 million during 2009. The decrease in maintenance revenues during 2009 was attributable to perpetual license customers migrating to term licenses, maintenance de-activations due to customer attrition, and customers downgrading maintenance levels, partially offset by the impact of price increases. The increase in maintenance revenues of $4.1 million during 2008 were attributable to the impact of price increases on annual perpetual maintenance renewals purchased by our installed customer base, up-selling to higher value maintenance plans and, to a lesser extent, an increase in new perpetual maintenance support contracts, partially offset by maintenance de-activations and downgrades, and perpetual license customers migrating to term licenses.

        Other recurring revenues, which primarily include revenues from the provision of software interfaces to download securities information from third party data providers, partial or full business process outsourcing, account aggregation, reconciliation, reference data management, and hosting of hardware and/or software, increased $2.3 million and $7.0 million during 2009 and 2008, respectively. This was primarily due to revenue increases associated with growth in our subscription, data management and outsourced services of $2.5 million and $4.5 million during 2009 and 2008, respectively, and changes in transaction charges of $(0.3) million and $2.5 million.

        As a percentage of total net revenues, total term license, maintenance and other recurring revenues increased to 86% during 2009 from 80% and 79% in 2008 and 2007, respectively. These increases as a percentage of total net revenues were primarily attributable to the continued emphasis in term license sales relative to perpetual license sales. Our renewal rates are based on cash collections and are disclosed one quarter in arrears. We disclose our renewal rates one quarter in arrears in order to include substantially all payments received against the invoices for that quarter. We also update our renewal rates from the initially disclosed rates to include all cash collections subsequent to the initial disclosure. The following summarizes our initial and updated renewal rates (operational metric) for the previous five quarters:

Renewal Rates	Q409	Q309	Q209	Q109	Q408
Based on cash collections relative to prior year collections
Initially Disclosed Rate(1)	89%	87%	85%	93%	98%
Updated Disclosed Rate(2)	n/a	90%	88%	98%	101%

(1)
"Initially Disclosed Rate" is based on cash collections and reported one quarter in arrears

(2)
"Updated Disclosed Rate" reflects initially disclosed rate updated for subsequent cash collections

        As we continue to sign term license agreements for new customers, we expect our revenue from recurring sources to continue to represent over 85% of our total net revenues. In addition, we expect other recurring revenues to increase due to new bookings in recent years, including the data services contract with TIAA-CREF and the hosted services contract with Fidelity Investments which were both fully implemented in 2009.

Perpetual License Fees

	2009	2008	2007
	(in thousands, except percentages)
Assets under administration (AUA) fees	$6,546	$8,417	$8,562
Other perpetual license fees	4,729	8,391	11,672

Total perpetual license fees	$11,275	$16,808	$20,234
Percent of total net revenues	4%	7%	11%
Change over prior year	$(5,533)	$(3,426)
Percent change over prior year	(33)%	(17)%

        Consistent with our transition to term licensing, perpetual license fees continue to account for a smaller percentage of total net revenues. Additionally, we licensed fewer perpetual seats and modules to our existing perpetual client base. Incremental assets under administration fees from perpetual licenses decreased by $1.9 million in 2009 compared to 2008 and $0.1 million in 2008 compared to 2007, as clients experienced declines in the market value of AUA balances due to market conditions.

        We expect AUA fees will increase in 2010, as compared to 2009, due to an increase in assets that our clients manage using our software resulting from more favorable market conditions. Conversely, we expect other perpetual license fees to decrease as we continue our emphasis on term licenses.

Professional Services and Other Revenues

	2009	2008	2007
	(in thousands, except percentages)
Professional services and other revenues	$25,474	$29,632	$19,689
Percent of total net revenues	10%	12%	10%
Change over prior year	$(4,158)	$9,943
Percent change over prior year	(14)%	51%

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

        Professional services and other revenues fluctuated due to the following (in thousands):

	Change From 2008 to 2009	Change From 2007 to 2008
Increased (decreased) consulting services	$(7,611)	$4,655
Increased (decreased) client conference	(1,665)	96
Increased (decreased) reimbursable travel revenue	(1,466)	806
Increased (decreased) custom report services	(1,248)	976
Increased (decreased) project management	(984)	402
Decreased term license implementation deferral	9,417	2,941
Various other items	(601)	67

Total change	$(4,158)	$9,943

        The revenue decrease in 2009 represented a contraction in new services engagements in addition to lower utilization of our consultants and related reimbursable travel resulting from a decrease in demand for consulting services in 2009 compared to 2008. In addition, we experienced a decline in revenues associated with our annual client conference as we did not hold a conference in 2009. These decreases were partially offset by the recognition of net professional services revenue related to the completion of term license implementations. The impact of our term license implementation recognition (deferral) on professional services revenues was as follows:

	2009	2008	2007
	(in thousands, except percentages)
Net recognition (deferral) of professional services revenue related to term license implementations	$2,612	$(6,805)	$(9,746)
Change over prior year	$9,417	$2,941

        As more professional service implementation projects reached substantial completion during 2009, the revenue recognized from completed implementations exceeded the revenue deferred from projects being implemented, resulting in a net recognition of revenue of $2.6 million, representing a $9.4 million increase to professional services revenue compared to the net deferral of $6.8 million during 2008.

        The revenue increase in 2008 is primarily due to more revenue generating professional services headcount utilized and third party service providers hired in 2008 associated with implementations of our APX and Geneva products. Additionally, we experienced an increase in implementation services during 2008, compared to 2007, after the launch of our APX product and the sales success of our Geneva product, which are both sold under a term license model. As a result, we deferred professional services revenues of $6.8 million during 2008, which represented a 30% decrease in net deferrals compared to 2007.

Revenues by Segment

	2009	2008	2007
	(in thousands)
Advent Investment Management	$259,508	$237,884	$191,490
Other	—	—	80

Total	$259,508	$237,884	$191,570

        On October 1, 2009, Advent completed the sale of its MicroEdge subsidiary. Accordingly, the results of MicroEdge have been classified as a discontinued operation in the consolidated statements of operations for all periods presented. Following the divestiture, the Company operates under one reportable segment, Advent Investment Management. See Note 3, "Discontinued Operation" to the consolidated financial statements for further discussion.

        The elimination of revenue in our "Other" segment in fiscal 2009 and 2008 and the revenue amount in fiscal 2007 resulted from the wind down of the "soft dollar" business of our SEC-registered broker/dealer subsidiary, Second Street Securities, as it no longer fit our corporate strategy.

COST OF REVENUES

	2009	2008	2007
	(in thousands, except percentages)
Total cost of revenues	$82,545	$81,505	$62,060
Percent of total net revenues	32%	34%	32%
Change over prior year	$1,040	$19,445
Percent change over prior year	1%	31%

        Our cost of revenues is made up of four components: cost of term license, maintenance and other recurring; cost of perpetual license fees; cost of professional services and other; and amortization of developed technology. The slight increase in cost of revenues in absolute dollars in 2009 was due principally to an increase in costs from less cost deferral from our term implementations, and costs resulting from headcount additions associated with our acquisition of Tamale in October 2008, partially offset by a decrease in costs associated with the cancelation of our 2009 annual client conference. To a lesser extent, increased amortization associated with our developed technology also contributed to the overall increase.

        Cost of revenues as a percent of total net revenues decreased in 2009 resulting principally from the recognition of term license and professional services revenue from several projects that reached substantial completion in 2009. We defer revenues and direct costs associated with services performed on term license implementations. Indirect costs such as management and other overhead expenses are recognized in the period in which they are incurred. The increase in gross margin percentage in 2009 is primarily due to the net recognition of term license and professional services revenue from several projects that reached substantial completion during 2009. Consistent with historical trends, we are still experiencing negative gross margins on professional services revenues.

Cost of Term License, Maintenance and Other Recurring

	2009	2008	2007
	(in thousands, except percentages)
Cost of term license, maintenance and other recurring	$46,823	$43,798	$35,298
Percent of total term license, maintenance and other recurring revenues	21%	23%	23%
Change over prior year	$3,025	$8,500
Percent change over prior year	7%	24%

        Cost of term license fees consists primarily of royalties and other fees paid to third parties, the fixed direct labor and third-party costs involved in producing and distributing our software, and cost of product media including duplication, manuals and packaging materials. Cost of maintenance and other recurring revenues is primarily comprised of the direct costs of providing technical support services under maintenance agreements and other services for recurring revenues, and royalties paid to third party subscription-based and transaction-based vendors. Gross margins for term licenses were 79%, 77% and 77% during 2009, 2008 and 2007, respectively. The increase in gross margin in 2009 when compared to 2008 was due to the impact of cost control measures implemented during 2009.

        Cost of term license, maintenance and other recurring fluctuated due to the following (in thousands):

	Change From 2008 to 2009	Change From 2007 to 2008
Increased payroll and related	$4,133	$5,360
Increased depreciation	435	58
Increased computers and telecom	350	323
Increased (decreased) royalties	(1,008)	947
Increased (decreased) recruiting	(235)	47
Increased (decreased) outside services	(214)	437
Increased (decreased) allocation-in of facility and infrastructure expenses	(190)	800
Various other items	(246)	528

Total change	$3,025	$8,500

        The absolute dollar amount increases in 2009 and 2008 were due primarily to an increase in compensation and related costs resulting from increases in salary costs and headcount which enables us to deliver the services we provide to our growing number of clients in their day-to-day use of our software. During 2009, headcount decreased to 270 employees at December 31, 2009 from 278 employees at December 31, 2008, but was higher on average year over year as we increased headcount by 21 heads from our Tamale acquisition in October 2008. Headcount increased to 278 employees at December 31, 2008 from 227 employees at December 31, 2007. Royalty expenses decreased in 2009 compared to 2008, resulting from the cessation during 2009 of royalty contracts with certain software vendors. Royalty fees increased in 2008 due to an increase in payments to third party subscription-based and transaction based vendors. Decreases to outside services and recruiting expenses reflect less activity and utilization during 2009 compared to 2008.

        We expect cost of term license, maintenance and other recurring revenue to increase in dollar amount but not as a percentage of related revenue in 2010 as compared to 2009.

Cost of Perpetual License Fees

	2009	2008	2007
	(in thousands, except percentages)
Cost of perpetual license fees	$327	$488	$365
Percent of total perpetual license revenues	3%	3%	2%
Change over prior year	$(161)	$123
Percent change over prior year	(33)%	34%

        Cost of perpetual license fees consists primarily of royalties and other fees paid to third parties, the fixed direct labor and third party costs involved in producing and distributing our software, and cost of product media including duplication, manuals and packaging materials. The cost of perpetual license fees fluctuated during 2009 and 2008 as a result of changes in payroll and related expenses and product media costs. Payroll and related expenses decreased during 2009 and 2008 due to a decline in headcount. During 2009, we experienced a decrease in product related costs as we continue to transition away from perpetual licensing. We expect these fees to decrease slightly in 2010 as a result of our continuing transition away from perpetual licensing.

Cost of Professional Services and Other

	2009	2008	2007
	(in thousands, except percentages)
Cost of professional services and other	$29,777	$34,158	$24,985
Percent of total professional services revenues	117%	115%	127%
Change over prior year	$(4,381)	$9,173
Percent change over prior year	(13)%	37%

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

        Cost of professional services and other fluctuated due to the following (in thousands):

	Change From 2008 to 2009	Change From 2007 to 2008
Decreased service cost deferral related to term implementations	$4,063	$1,066
Increased (decreased) outside services	(3,665)	2,545
Increased (decreased) travel and entertainment	(2,114)	820
Increased (decreased) payroll and related	(1,782)	5,449
Decreased recruiting	(272)	(506)
Decreased marketing	(51)	(382)
Various other items	(560)	181

Total change	$(4,381)	$9,173

        The change in cost of professional services in 2009 and 2008 primarily reflects changes in expenses associated with payroll and related costs, outside services and travel and entertainment. Decreases in payroll and related expenses during 2009 resulted from the change in demand for consulting and training services related to term license contract sales. During the latter half of 2007, we hired a significant number of consultants resulting in increased payroll costs in 2008. Headcount increased to 132 employees at December 31, 2008 from 129 employees at December 31, 2007. The decrease in payroll and related expenses in 2009 reflects the redeployment of consulting employees to other areas of our business during the year. Headcount in our consulting group decreased to 105 at December 31, 2009. The decrease in outside services and travel and entertainment reflects a lower level of professional service activity and lower utilization of consulting employees during 2009 compared to 2008. During 2008, we experienced an increase in outside services and travel and entertainment resulting from an increase in demand for consulting and training services.

        We defer direct costs associated with services performed on term license implementations until a project reaches substantial completion. Indirect costs such as management and other overhead expenses are recognized in the period in which they are incurred, with no revenue to offset them. As the implementation services are completed, the deferred professional services revenue and expense associated with our term licenses are recognized ratably over the remaining contract length which we believe will improve margins over time. The impact of our term license implementation recognition (deferral) on professional services costs was as follows:

	2009	2008	2007
	(in thousands, except percentages)
Net recognition (deferral) of professional services costs related to term license implementations	$1,254	$(2,809)	$(3,875)
Change over prior year	$4,063	$1,066
Percent change over prior year	(145)%	(28)%

        As more professional service implementation projects related to our APX and Geneva products reached substantial completion during 2009, the costs recognized from completed implementations exceeded the revenue deferred from projects being implemented, resulting in a net recognition of costs of $1.3 million, representing a $4.1 million increase to costs of professional services compared to the deferral during 2008.

        Gross margins for professional services and other were (17)%, (15)% and (27)% during 2009, 2008 and 2007, respectively. The slight deterioration in 2009 when compared to 2008 was primarily due to the lower utilization of our consulting employees, partially offset by the benefit from the net recognition of professional services revenue from several projects that reached substantial completion during 2009. Professional services gross margins for 2008 and 2007 improved compared to the previous year, respectively, but continued to be negative as a result of the significant deferral of professional services revenues and costs associated with our term license implementation. In addition, headcount in our consulting group had increased during 2007, and to a lesser degree, in 2008. Since these new employees undergo a training period, typically of six months, before becoming fully billable, their associated costs had a near-term negative impact on gross margins.

Amortization of Developed Technology

	2009	2008	2007
	(in thousands, except percentages)
Amortization of developed techology	$5,618	$3,061	$1,412
Percent of total net revenues	2%	1%	1%
Change over prior year	$2,557	$1,649
Percent change over prior year	84%	117%

        Amortization of developed technology represents amortization of acquisition-related intangibles, and amortization of capitalized software development costs previously capitalized under ASC 985, "Costs of Software to be Sold, Leased, or Marketed". The increases in 2009 and 2008 reflect increased amortization from technology-related intangible assets associated with Tamale which we acquired in October 2008. Also contributing to the increase, but to a lesser extent, is amortization from software development costs previously capitalized under ASC 985.

OPERATING EXPENSES

Sales and Marketing

	2009	2008	2007
	(in thousands, except percentages)
Sales and marketing	$62,738	$57,939	$50,158
Percent of total net revenues	24%	24%	26%
Change over prior year	$4,799	$7,781
Percent change over prior year	8%	16%

        Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars.

        Sales and marketing expense fluctuated due to the following (in thousands):

	Change From 2008 to 2009	Change From 2007 to 2008
Increased payroll and related	$7,202	$5,188
Increased allocation-in of facility and infrastructure expenses	516	437
Increased (decreased) travel and entertainment	(1,710)	723
Increased (decreased) bad debt and broker fees	(422)	552
Increased (decreased) outside services	(389)	560
Decreased marketing	(211)	(67)
Various other items	(187)	388

Total change	$4,799	$7,781

        The increase in expense in 2009 and 2008 primarily reflects the growth of payroll related costs. The increase in payroll and related expense were a result of an increase in headcount to 185 at December 31, 2009 from 181 (9 heads from Tamale acquisition) and 149 at December 31, 2008 and 2007, respectively, and increases in variable compensation paid to these individuals. Travel and entertainment, outside services and marketing costs decreased in 2009 compared to 2008 as a result of cost control measures implemented in 2009, as well as our decision to host a road show in lieu of the

Advent client conference in 2009. The decrease in bad debt expense in 2009 is a result of fewer accounts being sent to collections in 2009 when compared to 2008.

        Higher travel and entertainment and outside services costs in 2008 compared to 2007 were primarily due to more employees attending the Advent client conference in 2008 and the $0.4 million fee associated with the cancellation of the 2009 Advent client conference. During 2008, we referred more accounts to collections which resulted in our increased provision for bad debt compared to 2007.

        In 2010, we expect sales and marketing expenses to increase in dollar amount but remain relatively flat as a percentage of total net revenues compared with 2009, as we will incur additional travel expenses for the 2010 Advent client conference and an increase our marketing activities in support of planned product launches.

Product Development

	2009	2008	2007
	(in thousands, except percentages)
Product development	$48,443	$42,897	$36,562
Percent of total net revenues	19%	18%	19%
Change over prior year	$5,546	$6,335
Percent change over prior year	13%	17%

        Product development expenses consist primarily of salary and benefits for our development staff as well as contractors' fees and other costs associated with the enhancements of existing products and services and development of new products and services. We expense costs incurred to develop computer software products until technological feasibility is reached for the products. Once technological feasibility is reached, all software costs are capitalized until the product is made available for general release to customers. The capitalized costs are amortized using the greater of the ratio of the product's current gross revenues to the total of current expected gross revenues or on a straight-line basis over the software's estimated economic life of approximately three years.

        Product development expenses fluctuated due to the following (in thousands):

	Change From 2008 to 2009	Change From 2007 to 2008
Increased payroll and related	$6,889	$4,272
Increased computers and telecommunications	203	145
Increased (decreased) outside services	(927)	1,147
Decreased (increased) capitalization of product development	(587)	674
Increased (decreased) travel and entertainment	(200)	61
Various other items	168	36

Total change	$5,546	$6,335

        The increase in total product development expenses during fiscal 2009 and 2008 were primarily due to increases in payroll related costs resulting from an increase in headcount attributable to our acquisition of Tamale Software in October 2008 and also headcount additions to help continue the enhancement of our existing product suite including new versions of Geneva, APX, Moxy, Advent Rules Manager, Advent Revenue Center, Partner and Tamale RMS, and to a lesser extent, the conversion in December 2009 of approximately 50 individuals from third party contractor status to employee status in our new Beijing office. Headcount increased to 279 at December 31, 2009, from 216 and 186 at December 31, 2008 and 2007, respectively. The fluctuations in outside service cost during 2009 and 2008 were due to the utilization of an outside service provider in 2008 to assist in the development of our Geneva product. The fluctuations in the capitalization of our product development costs is attributable to the timing of product releases during fiscal 2009 and 2008 as we capitalized $3.0 million of costs during fiscal 2009 associated with new releases of Geneva, APX, Axys, Partner, Revenue Center and Rules Manager as compared with $2.5 million of costs in fiscal 2008 associated with Geneva, Axys and Partner. We invested 19%, 18% and 19% of our revenues in product development during 2009, 2008 and 2007, respectively.

        We expect product development expenses to increase in dollar amount in 2010 but to remain relatively flat as a percentage of revenues.

General and Administrative

	2009	2008	2007
	(in thousands, except percentages)
General and administrative	$36,107	$35,887	$32,293
Percent of total net revenues	14%	15%	17%
Change over prior year	$220	$3,594
Percent change over prior year	1%	11%

        General and administrative expenses consist primarily of personnel costs for information technology, finance, administration, operations and general management, as well as legal and accounting expenses.

        General and administrative expenses fluctuated due to the following (in thousands):

	Change From 2008 to 2009	Change From 2007 to 2008
Increased facilities	$1,059	$1,025
Increased payroll and related	590	2,686
Increased depreciation	534	1,134
Increased (decreased) loss on disposal of assets	71	(600)
Increased (decreased) legal and professional	(1,115)	894
Increased allocation-out of facility and infrastructure expenses	(487)	(1,600)
Decreased recruiting	(161)	(472)
Various other items	(271)	527

Total change	$220	$3,594

        The increase in expenses during 2009 is primarily due to an increase in facilities related costs, as we incurred one-time expenses from the opening of a new office in Beijing, China and additional rent expense from occupying our current facilities in New York City while building out our new facilities. The increase in payroll and other related costs during fiscal 2009 is due to headcount additions, partially offset by a decrease from lower severance costs as we incurred severance costs associated with our former Chief Financial Officer during the third quarter of 2008. Headcount remained flat between December 31, 2009 and December 31, 2008 at 158, but was higher on average year over year as a result of our Tamale acquisition in October 2008. Additionally, depreciation was higher in 2009 as a result of a full year's depreciation of assets from the Tamale acquisition, which we acquired on October 2008 and accelerated depreciation associated with the planned exit of our facility in New York City in 2010. These cost increases were partially offset by a decrease in legal and professional fees as a result of lower accounting fees for external audit and Sarbanes-Oxley vendors, and lower legal fees. In addition, we incurred an increase in the allocation-out of facility and infrastructure expenses to other departments associated with higher allocable expenses (information technology and facilities charges) in 2009 and lower recruiting fees from a lower volume of external recruiting activities.

        The increase in expenses during 2008 is primarily due to payroll and other related costs being higher as a result of an increase in headcount and annual merit increases. Headcount increased to 158 at December 31, 2008 from 145 at December 31, 2007. Additionally, depreciation was higher in 2008 as a result of accelerated depreciation associated with the exit of our data center facility at 303 2nd Street in November 2008 instead of our previous commitment date of May 2012. Facility expenses increased primarily due to higher rent expense from the leasing of additional space at our San Francisco headquarters facility during 2008. These cost increases were partially offset by lower recruiting fees from a lower volume of external recruiting activities, as well as a lower loss on disposal of assets as we wrote-off construction-in-progress assets at our 303 2nd Street facility in San Francisco, California, as a result of our decision to cease improvement on the facility and relocate this data center facility in 2007.

        We expect general and administrative expenses to increase in 2010 due to additional rent expense of approximately $1 million. During 2009, we signed lease agreements for our future facilities in New York City and Boston. During the build-out phase for these facilities in 2010, we will incur rent expense at both our current facilities and our future facilities in these cities.

Amortization of Other Intangibles

	2009	2008	2007
	(in thousands, except percentages)
Amortization of other intangibles	$1,666	$1,160	$1,444
Percent of total net revenues	1%	0%	1%
Change over prior year	$506	$(284)
Percent change over prior year	44%	(20)%

        Other intangibles represent non-technology related intangible assets. The increase in amortization during 2009 was attributed to additional amortization from intangible assets acquired through the Tamale acquisition in October 2008. The decrease in amortization during 2008 was attributable to assets from prior acquisitions becoming fully amortized during fiscal 2008, partially offset by amortization from intangible assets acquired through the Tamale acquisition.

Acquired In-Process Research and Development ("IPR&D")

	2009	2008	2007
	(in thousands, except percentages)
Acquired in-process research and development	$—	$400	$—
Percent of total net revenues	0%	0%	0%
Change over prior year	$(400)	$400

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

Restructuring Charges

	2009	2008	2007
	(in thousands, except percentages)
Restructuring charges	$130	$101	$965
Percent of total net revenues	0%	0%	1%
Change over prior year	$29	$(864)
Percent change over prior year	29%	(90)%

        Restructuring initiatives have been implemented in our AIM segment in 2006 to reduce costs and improve operating efficiencies by better aligning our resources to near-term revenue opportunities. These initiatives have resulted in restructuring charges comprised primarily of costs related to properties abandoned in connection with facilities consolidation, related write-down of leasehold improvements, severance and associated employee termination costs related to headcount reductions. Our restructuring charges included accruals for estimated losses on facility costs based on our contractual obligations net of estimated sub-lease income. We reassess this liability periodically based on market conditions.

        During 2009, we recorded restructuring charges of $0.1 million related to the present value amortization of facility exit obligations partially offset by adjustments to facility exit assumptions.

        During 2008, we recorded additional restructuring charges which related to a partial lease surrender fee of $0.1 million to exit the data center portion of our facility space located at 303 2nd Street in San Francisco, California. These restructuring charges were partially offset by adjustments to our other facility exit assumptions.

        During 2007, we recorded aggregate restructuring charges of $1.0 million related to the modification of certain sub-lease assumptions for our prior San Francisco headquarters facility located at 301 Brannan Street, and to the accretion of interest on our existing obligations.

        For additional analysis of the components of the payments and charges made against the restructuring accrual in fiscal 2009, 2008 and 2007, see Note 7, "Restructuring Charges" to our consolidated financial statements.

        At December 31, 2009, we accrued $1.2 million of excess facility costs of which $0.5 million and $0.7 million are included in accrued liabilities and other long-term liabilities, respectively. The accrued facility exit costs of $1.2 million are stated at estimated fair value, net of estimated sub-lease income of $2.2 million. We expect to pay the remaining obligations in connection with vacated facilities over the remaining lease terms, which will expire on various dates through 2012.

Operating Income by Segment

	2009	2008	2007
	(in thousands)
Advent Investment Management	$53,325	$38,724	$23,750
Other	—	—	80
Unallocated corporate operating costs and expenses:
Stock-based compensation	(18,162)	(16,108)	(12,886)
Amortization of developed technology	(5,618)	(3,061)	(1,412)
Amortization of other intangibles	(1,666)	(1,160)	(1,444)
Acquired in-process research and development	—	(400)	—

Total	$27,879	$17,995	$8,088

        ASC 280, "Segment Reporting" establishes standards for reporting information about operating segments in a company's financial statements. Advent's organizational structure is based on a number of factors that the chief operating decision maker ("CODM") uses to evaluate, view and run its business operations which include, but are not limited to, customer base, homogeneity of products and technology. Advent's operating segments are based on this organizational structure and information reviewed by Advent's CODM to evaluate the operating segment results.

        Historically, the Company determined that its operations were organized into two reportable segments: 1) Advent Investment Management, and 2) MicroEdge. On October 1, 2009, Advent completed the sale its MicroEdge subsidiary and accordingly, the results of MicroEdge have been classified as a discontinued operation in the consolidated statements of operations for all periods presented. The Company now operates under a single reportable segment, Advent Investment Management. See Note 3, "Discontinued Operation," for further information regarding the divestiture of MicroEdge.

        The operating income for our Other segment is associated with the winding down of our soft dollar component in 2006.

Interest Expense

	2009	2008	2007
	(in thousands, except percentages)
Interest expense	$(484)	$(584)	$(1,181)
Percent of total net revenues	0%	0%	(1)%
Change over prior year	$100	$597
Percent change over prior year	(17)%	(51)%

        The decrease of interest expense of $0.1 million during 2009 reflects the impact of a lower interest rate and a smaller amount of debt being outstanding during the year in 2009 versus 2008. In November 2008, we drew down $25.0 million against our Credit Facility, which bore interest at the Wells Fargo prime rate of 4.0%. During the first quarter of 2009, the Company repaid $10.0 million of the debt and elected to move from the Wells Fargo prime rate into a monthly LIBOR rate contract on the remaining $15.0 million which bears an all-in rate of 1.95%. During the second quarter of 2009, the Company repaid the remaining outstanding balance of $15.0 million.

        The decrease of interest expense of $0.6 million during 2008 reflects the impact of debt being outstanding for a smaller portion of the year in 2008 versus 2007. During 2007, we drew down $25.0 million on our credit facility in June 2007, which was fully repaid in December 2007. In 2008, we drew down $25.0 million on our credit facility in November 2008, all of which remained outstanding as of December 31, 2008.

Interest Income and Other, net

	2009	2008	2007
	(in thousands, except percentages)
Interest income and other, net	$(332)	$369	$1,963
Percent of total net revenues	0%	0%	1%
Change over prior year	$(701)	$(1,594)
Percent change over prior year	(190)%	(81)%

        Interest income and other, net consists of interest income, realized gains and losses on investments and foreign currency gains and losses.

        Interest income and other, net fluctuated due to the following (in thousands):

	Change From 2008 to 2009	Change From 2007 to 2008
Decrease in interest income	$(900)	$(861)
Decrease (increase) in foreign currency losses	205	(738)
Various other items	(6)	5

Total change	$(701)	$(1,594)

        Declining market interest rates and a conservative investment portfolio contributed to the decrease in interest income during 2009, despite our higher overall cash balance. Declining market interest rates, a smaller average cash balance and more conservative investment portfolio all contributed to the decrease in interest income during 2008.

        Foreign exchange losses decreased during 2009 as the US dollar weakened against foreign currencies in 2009 and increased during 2008 as the US dollar strengthened against foreign currencies in 2008.

Gain on Sale of Equity Investments, net

	2009	2008	2007
	(in thousands, except percentages)
Gain on sale of equity investments, net	$2,056	$3,393	$3,680
Percent of total net revenues	1%	1%	2%
Change over prior year	$(1,337)	$(287)
Percent change over prior year	(39)%	(8)%

        Gain on sale of equity investments includes realized gains on sale and impairment losses of our investments in privately held companies. The gain in 2009 reflects the second and final deferred contingent payment of $2.1 million related to the sale of our ownership in LatentZero Limited ("LatentZero") to royalblue group plc. while the gain in 2008 reflects the initial deferred contingent payment of $3.4 million that we received in April 2008. The gain in 2007 reflects an aggregate gain of $4.2 million from the sale of two private equity investments, including our investment in LatentZero Limited, partially offset by an impairment loss of $585,000 for a third private equity investment.

Provision For Income Taxes

	2009	2008	2007
	(in thousands, except percentages)
Provision for income taxes	$8,345	$3,857	$2,507
Effective tax rate	29%	18%	20%

        Our 2008 and 2009 effective tax rates differ from the statutory rate primarily due to the favorable effects of federal and state research credits and the release of valuation allowances relating to capital loss carryovers that were utilized to offset unanticipated capital gains in those years. The effective tax rate for 2008 is lower than 2009 primarily due to the 2008 inclusion of the favorable cumulative effect of the recognition of California enterprise zone credits for the years 2003 through 2008. These favorable effects were partially offset by the unfavorable impact of stock compensation expense relating to incentive stock options and the Company's employee stock purchase plan.

        We continue to maintain a valuation allowance against deferred tax assets relating to investment reserves and assorted state net operating losses because the likelihood of their realization is not more likely than not. We expect our effective tax rate for fiscal 2010 to be in the range of 35% to 40% of profit before taxes. Our expected effective tax rate for 2010 reflects the impact of the expiration of the Federal Research Credit which has lapsed and subsequently been restored in some previous periods. However, we expect our cash payments for federal income taxes to remain nominal over the next few years as we have significant net operating losses and tax credit carryforwards to utilize against current income taxes.

Discontinued Operation

	2009	2008	2007
	(in thousands, except percentages)
Net revenues	$18,859	$26,948	$23,733
Change over prior year	$(8,089)	$3,215
Percent change over prior year	(30)%	14%
Income from operation of discontinued operation (net of applicable taxes of $1,337, $1,097, and $1,656, respectively)	$2,486	$1,579	$2,588
Gain on disposal of discontinued operation (net of applicable taxes of $4,302, $0, and $0, respectively)	13,623	—	—

Net income from discontinued operation	$16,109	$1,579	$2,588
Change over prior year	$14,530	$(1,009)
Percent change over prior year	920%	(39)%

        Net revenues of $18.9 million and income from operation of $2.5 million from our discontinued operation, MicroEdge, for fiscal 2009 represents revenues and expenses for the nine months ending September 30, 2009. In conjunction with the sale of MicroEdge on October 1, 2009, we recorded a gain on sale of discontinued operation of $13.6 million, net of applicable taxes. See Note 3, "Discontinued Operation", for further discussion on the divestiture of MicroEdge.

        Net revenues from our discontinued operation increased by $3.2 million during fiscal 2008 compared to 2007. This increase primarily reflected an increase in perpetual license sales in MicroEdge's core product, GIFTS, and an increase in maintenance revenues due to price increases and continued strong customer retention.

        The decrease in net income of $1.0 million during fiscal 2008 is primarily due to the restructuring program we initiated in 2008 in order to reduce our operating costs and focus our resources on key strategic priorities.

Liquidity and Capital Resources

Cash, Cash Equivalents, Marketable Securities and Cash Flows

        The following is a summary of our cash, cash equivalents and marketable securities (in thousands):

	December 31
	2009	2008
Cash and cash equivalents	$57,877	$45,098
Short-term and long-term marketable securities	$59,768	$—

        Cash and cash equivalents, short-term and long-term marketable securities primarily consist of money market mutual funds, US government and US Government Sponsored Entities (GSE's) and high credit quality corporate debt securities. Cash and cash equivalents are comprised of highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase.

Our short-term and long-term marketable securities are classified as available-for-sale, with long-term investments having a maturity date greater than one year from the end of the period.

        The table below, for the periods indicated, provides selected consolidated cash flow information (in thousands):

	Fiscal Years
	2009	2008	2007
Net cash provided by operating activities from continuing operations	$72,427	$70,337	$58,495
Net cash provided by (used in) investing activities from continuing operations	$(64,964)	$(48,788)	$24,499
Net cash used in financing activities from continuing operations	$(27,017)	$(27,274)	$(59,281)
Net cash provided by operating activities from discontinued operation	$2,621	$6,650	$3,880
Net cash provided by (used in) investing activities from discontinued operation	$26,358	$(1,417)	$(8,475)

  Cash Flows from Operating Activities for Continuing Operations

        Our cash flows from operating activities represent the most significant source of funding for our operations. The major uses of our operating cash include funding payroll (salaries, commissions, bonuses and benefits), general operating expenses (marketing, travel, computer and telecommunications, legal and professional expenses, and office rent) and cost of revenues. Our cash provided by operating activities generally follows the trend in our net revenues, operating results and bookings.

        Our cash provided by operating activities from continuing operations of $72.4 million during fiscal 2009 was primarily the result of our net income of $20.8 million and non-cash charges including stock-based compensation of $18.2 million and depreciation and amortization of $16.7 million, partially offset by a gain from our equity investment activity of $2.1 million. Cash flows resulting from changes in assets and liabilities included increases in deferred revenue and accrued liabilities. The increase in deferred revenue reflected customer renewals and additional bookings. Under the term model, we generally bill and collect for a term agreement in equal installments in advance of each annual period. These amounts are deferred at billing and recognized over the annual term period. The increase in accrued liabilities primarily reflects an increase in accrued bonuses. Other changes in assets and liabilities include a decrease in accounts receivable, which primarily reflects an overall improvement in collections during 2009 of invoices billed in our previous fourth quarter. Days' sales outstanding were 62, 60, 55, and 61 days during the first, second third and fourth quarters of 2009, respectively, compared to 67, 60, 70 and 64 days during the first, second, third and fourth quarters of 2008.

        Cash provided by operating activities from continuing operations of $70.3 million during fiscal 2008 was primarily the result of our net income of $17.3 million and non-cash charges including stock-based compensation of $16.1 million, depreciation and amortization of $12.7 million, partially offset by a gain from our equity investment activity of $3.4 million. Cash flows resulting from changes in assets and liabilities included increases in deferred revenue and accounts payable. Other changes in assets and liabilities include a decrease in accrued liabilities, which reflected a decrease in accrued commissions and restructuring expenses.

        Cash provided by operating activities from continuing operations of $58.5 million during fiscal 2007 was primarily the result of our net income of $10.0 million, increase in deferred revenue of $33.4 million, and non-cash expenses including stock-based compensation of $12.9 million and depreciation and amortization of $10.0 million, partially offset by a net gain from equity investment activity of $3.7 million. The increase in deferred revenue primarily reflected our continued transition to the term license model.

        We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, new term license bookings that increase deferred revenue, collection of accounts receivable, and timing of payments.

        We expect operating cash flow to be between $77 million to $82 million for fiscal 2010.

  Cash Flows from Investing Activities for Continuing Operations

        Net cash used in investing activities from continuing operations of $65.0 million in 2009 reflects purchases of short-term and long-term marketable securities of $60.0 million, capital expenditures of $4.6 million primarily related to the purchase of computer equipment, external software and capitalization of costs associated with internal use software, capitalized software development costs of $2.9 million and cash used for acquisition of $0.2 million related to an earn out payment to East Circle Solutions. These expenditures were partially offset by the receipt of $2.1 million for the final deferred contingent consideration from the sale of our ownership interest in LatentZero and a net decrease in our restricted cash balance of $0.6 million. During the third quarter of 2009, we reduced our restricted cash balance as a result of the reduction of the letter of credit associated with the lease of our San Francisco headquarters and in the fourth quarter of 2009 we increased our restricted cash balance to secure a letter of credit associated with the lease of our future New York City office.

        Net cash used in investing activities from continuing operations of $48.8 million in 2008 reflects cash used for the acquisition of Tamale totaling $27.8 million, capital expenditures of $21.9 million primarily related to the build-out of additional space at our San Francisco headquarters, and capitalized software development costs of $2.3 million, partially offset by the receipt of $3.4 million for the initial deferred contingent consideration of our sale of our ownership to LatentZero.

        Net cash provided by investing activities from continuing operations of $24.5 million in 2007 is primarily from proceeds of $24.9 million from the sale of short term investments and from the proceeds of $11.6 million from the sale of two private equity investments, including our stake in LatentZero Limited. This was partially offset by capital expenditures of $7.6 million, cash used for the acquisition of East Circle Solutions totaling $1.0 million, capitalized software development costs of $3.0 million and a change in restricted cash of $0.4 million to increase the bank letter of credit associated with lease amendments for our headquarters facility in San Francisco, California. In the event we default under the terms of this agreement, the letter of credit may be drawn upon by Toda.

        During 2009, we signed lease agreements for our future facilities in New York City and Boston which we will build-out and move into during 2010. Therefore, we expect our capital expenditures to increase in fiscal 2010 and to be in the range of $18 million to $22 million.

  Cash Flows from Financing Activities for Continuing Operations

        Net cash used in financing activities from continuing operations of $27.0 million in 2009 reflected the repayment of $25.0 million on our credit facility, repurchase of 690,000 shares of our common stock for $14.6 million, and payments totaling $2.2 million to satisfy withholding taxes on equity awards that are net share settled. This was partially offset by cash received from the exercise of employee stock options of $8.6 million and proceeds of $5.6 million from the issuance of common stock under the Company's employee stock purchase plan.

        Net cash used in financing activities from continuing operations of $27.3 million in 2008 reflected the repurchase of 2.3 million shares of our common stock for $61.6 million and withholding taxes paid of $2.1 million associated with the exercise of stock-settled stock appreciation rights and vesting of restricted stock units, partially offset by the draw-down of $25.0 million against our credit facility, proceeds of $6.1 million received from the exercise of employee stock options and $5.0 million from the issuance of common stock under the employee stock purchase plan.

        Net cash used in financing activities from continuing operations of $59.3 million in 2007 reflected the repurchase of 2.6 million shares of our common stock for $91.2 million and the repayment of $25.0 million on our credit facility. These cash outlays were partially offset by the draw-down of $25.0 million against our credit facility and proceeds from the issuance of our common stock of $31.4 million under our employee stock option and purchase plans.

  Cash Flows from Operating Activities for Discontinued Operation

        Our cash provided by operating activities from discontinued operation of $2.6 million in 2009 was primarily the result of our income from discontinued operation for the nine months ended September 30, 2009 of $2.5 million and non-cash charges including stock-based compensation of $0.3 million and depreciation and amortization of $0.9 million. Cash flows resulting from changes in assets and liabilities included decreases in accounts receivable, accounts payable, accrued liabilities and deferred revenue. The decrease in accounts receivable primarily reflects an improvement in collections during the first nine months of 2009 of invoices billed in our previous fourth quarter. Days' sales outstanding were 51, 55 and 51 days during the first, second and third quarters of 2009, respectively, compared to 52, 52, 52 and 59 days during the first, second and third and fourth quarters of 2008. The decrease in accounts payable and accrued liabilities reflects cash payments of fiscal 2008 liabilities including year-end payables and bonuses, commissions and payroll taxes. The decrease in deferred revenue reflects the recognition of revenue and lower level of bookings during the nine months ended September 30, 2009.

        Our cash provided by operating activities from discontinued operation of $6.7 million in 2008 was primarily the result of our net income of $1.6 million and non-cash charges including stock-based compensation of $0.7 million, depreciation and amortization of $1.8 million and a non-cash impairment charge of $0.8 million. Cash flows resulting from changes in assets and liabilities include increases in accounts receivable and deferred revenue. The increase in accounts receivable reflected strong revenue growth in the fourth quarter of 2008 and an increase in days' sales outstanding. The increase in deferred revenue reflected an increased level of bookings in 2008.

        Our cash provided by operating activities from discontinued operation of $3.9 million in 2007 was primarily the result of our net income of $2.6 million and non-cash charges including stock-based compensation of $0.5 million and depreciation and amortization of $1.2 million. Cash flows resulting from changes in assets and liabilities include increases in accrued liabilities and deferred revenue. The increase in accrued liabilities reflected an increase in accrued bonus and legal fees. The increase in deferred revenue reflected an increased level of bookings in 2007.

  Cash Flows from Investing Activities for Discontinued Operation

        Net cash provided by investing activities from discontinued operation of $26.4 million in 2009 reflects cash received from the sale of MicroEdge of $27.1 million, partially offset by capital expenditures of $0.6 million primarily related to the purchase of computer equipment and capitalization of costs associated with internal use software, and capitalized software development costs of $0.1 million.

        Net cash used in investing activities from discontinued operation of $1.4 million in 2008 reflects capital expenditures of $1.4 million primarily related to the purchase of computer equipment and software, and capitalized software development costs of $0.1 million.

        Net cash used in investing activities from discontinued operation of $8.5 million in 2007 reflects cash used for the acquisition of Vivid Orange totaling $7.2 million and capital expenditures of $1.3 million primarily related to the purchase of computer equipment.

Working Capital

        At December 31, 2009, we had negative working capital of $(6.7) million, up from negative working capital of $(43.4) million at December 31, 2008. Our negative working capital in 2009 is due to our common stock repurchases of $14.6 million, our repayment on our credit facility of $25.0 million, our purchase of long-term marketable securities of $28.5 million and our deferred revenue balance, which reflects our term pricing model. Our negative working capital in 2008 is due to our common stock repurchases of $61.6 million, cash paid to acquire Tamale of $27.8 million, and our deferred revenue balance. Excluding deferred revenues and deferred taxes, we had working capital of $118.4 million at December 31, 2009, compared to $79.3 million at December 31, 2008.

Credit Facility and Expiration

        In February 2007, Advent and certain of our domestic subsidiaries entered into a senior secured credit facility agreement (the "Credit Facility") with Wells Fargo Foothill, Inc. (the "Lender"). Under the Credit Facility, the Lender will provide the Company with a revolving line of credit up to an aggregate amount of $75 million, subject to a borrowing base formula, to provide backup liquidity for general corporate purposes, including stock repurchases, or investment opportunities for a period of three years. During the third quarter of 2009, we reduced our line of credit by $1.0 million in connection with providing a deposit for our lease of the Grace Building. As of December 31, 2009, there was no outstanding balance under the Credit Facility and the Company was in compliance with all associated covenants.

        In the past, we had utilized the Credit Facility to facilitate the timing of stock repurchases. In February 2010, the Credit Facility expired and we elected not to renew the Credit Facility due to the limited expected use of the Credit Facility. We believe our existing cash, cash equivalents, short-term and long-term marketable securities, together with cash expected to be generated from operations, will be sufficient to fund our operating activities, anticipated capital expenditures and authorized stock repurchases. Although the expiration of the Credit Facility may restrict our liquidity, we believe the costs associated with the Credit Facility would exceed the anticipated benefit of the additional liquidity. For example, our interest expense and other fees related to the Credit Facility was approximately $2 million during the three-year term of the Credit Facility.

Common Stock Repurchases

        Advent's Board has approved common stock repurchase programs authorizing management to repurchase shares of the Company's common stock. The timing and actual number of shares subject to repurchase are at the discretion of Advent's management and are contingent on a number of factors and limitations, including the price of Advent's stock, corporate and regulatory requirements, alternative investment opportunities and other market conditions. The stock repurchase programs specify a maximum number of shares subject to repurchase, do not have an expiration date and may be limited or terminated at any time without prior notice. Repurchased shares are returned to the status of authorized and unissued shares of common stock. The purchases are funded from combination of available working capital and debt.

        The purchase price for the shares of our common stock repurchased was reflected as a reduction to stockholders' equity. In accordance with ASC 505-30, "Treasury Stock", we are required to allocate the purchase price of the repurchased shares as (i) an increase to accumulated deficit and (ii) a reduction of common stock and additional paid-in capital. Issuance of common stock and the tax benefit related to employee stock option plans are recorded as an increase to common stock and additional paid-in capital. As a result of future repurchases, we may continue to report an accumulated deficit included in stockholders' equity in our consolidated balance sheets.

        The following is a summary of the repurchase programs authorized by the Board since fiscal 2007 (in thousands):

Date of Authorization	Number of Shares Authorized
February 2007	2,250
May 2008	1,000
October 2008	3,000

Total	6,250

        The following is a summary of the Company's repurchase activity since fiscal 2007 (in thousands, except per share data):

Fiscal Year	Total Number of Shares Repurchased	Cost	Average Price Paid Per Share
2007	2,580	$91,157	$35.33
2008	2,331	$61,572	$26.42
2009	690	$14,578	$21.13

Total	5,601	$167,307	$29.87

        At December 31, 2009, there remained approximately 1.0 million shares authorized by the Board for repurchase.

Off-Balance Sheet Arrangements and Contractual Obligations

        The following table summarizes our contractual cash obligations as of December 31, 2009 (in thousands):

	Fiscal Years
	2010	2011	2012	2013	2014	Thereafter	Total
Operating lease obligations, net of sub-lease income	$7,314	$7,564	$6,957	$6,368	$6,716	$34,757	$69,676

        On October 1, 2009, we completed the sale of our MicroEdge subsidiary. See Note 3, "Discontinued Operation", to the consolidated financial statements for a description of the principal terms of the divestiture. With the exception of the MicroEdge facilities in New York City, the leases related to MicroEdge have been transferred to the Purchaser.

        In connection with the sale of MicroEdge, the Company entered into a sub-lease agreement with Microedge LLC, whereby Microedge LLC will sub-lease approximately 24,000 square feet of the 29,000 square feet of office space located at 619 West 54th Street in New York, New York from the Company. MicroEdge LLC will sub-lease the premises for two years with the option to extend the sub-lease term through the end of the lease term in 2018. The sub-lease agreement became effective upon the close of sale of MicroEdge on October 1, 2009. The operating lease commitment related to this discontinued operation facility, which is approximately $10.4 million, less estimated sub-lease income for two years of $1.7 million, is not reflected in the above table.

        As of December 31, 2009, there was no outstanding balance under our credit facility.

        At December 31, 2009 and December 31, 2008, we had a gross liability of $7.5 million and $6.9 million, respectively, for uncertain tax positions associated with the adoption of ASC 740-10-25,

"Income Taxes—Overall—Recognition". If recognized, the impact on our statement of operations would be to decrease our income tax expense and increase our net income by $6.2 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of the federal tax benefit of state income tax items. Since almost all of this liability relates to reserves against deferred tax assets that we do not expect to utilize in the short term, we cannot estimate the timing of potential future cash settlements and have not included any estimates in the table of contractual cash obligations above. Our cash payments for federal income taxes will continue to be nominal through 2011 as we have significant net operating losses and tax credit carryforwards to utilize. On September 27, 2008, the state of California enacted tax law changes that suspended the utilization of California net operating losses and limited the utilization of California tax credits to 50% of our tax liability for the 2008 and 2009 tax periods. As a result, we expect to pay cash income taxes in California related to fiscal 2009 but do not expect the amount to exceed $1.2 million for the year.

        At December 31, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Other Liquidity and Capital Resources Considerations

        As noted above, we expect our cash payments for federal income taxes to remain nominal over the next few years as we have significant net operating losses and tax credit carryforwards to utilize against current income taxes. However, our cash payments for federal income taxes could increase as early as fiscal 2012.

        Our liquidity and capital resources in any period could also be affected by the exercise of outstanding employee stock options and SARs, and issuance of common stock under our employee stock purchase plan. The resulting increase in the number of outstanding shares from this and from the issuance of common stock from our RSUs could also affect our per share results of operations. However, we cannot predict the timing or amount of proceeds from the exercise of these securities, or whether they will be exercised at all.

        We expect that for the next year, our operating expenses will continue to constitute a significant use of cash flow. In addition, we may use cash to fund other acquisitions, repurchase additional common stock, or invest in other businesses, when opportunities arise. Based upon the predominance of our revenues from recurring sources, term license bookings performance and current expectations, we believe that our cash and cash equivalents, and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases and financing activities for the next year. However, if we identify opportunities that exceed our current expectation, we may choose to seek additional capital resources through debt or equity financing. However, such financing may not be available at all particularly in the current economic environment, or if available may not be obtainable on terms favorable to us and could be dilutive.

Recent Accounting Pronouncements

        Refer to Note 1, "Summary of Significant Accounting Policies", to our consolidated financial statements for a discussion of recent accounting standards and pronouncements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Historically, much of our revenues and capital spending was transacted in US dollars. However, since the acquisitions of Advent Denmark, Advent Norway, Advent Sweden, Advent Netherlands, and Advent Europe's remaining distributors in the United Kingdom and Switzerland, whose service and certain license revenues and capital spending, are transacted in local country currencies, we have greater exposure to foreign currency fluctuations. Additionally as of December 31, 2009, $43.3 million of goodwill from the acquisition of these entities are denominated in foreign currency. Therefore a hypothetical change of 10% could increase or decrease our assets and equity by $3.0 million and could increase or decrease our consolidated results of operations or cash flows by approximately $0.3 million.

        We maintain an investment portfolio of various holdings, types, and maturities. Our interest rate risk relates primarily to our investment portfolio, which consisted of $117.6 million in cash and cash equivalents, short-term and long-term marketable securities as of December 31, 2009. Our short-term and long-term marketable securities are generally classified as available-for-sale and, consequently, are recorded on our consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. At any time, a rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures.

        The following table presents hypothetical changes in fair value of our short-term and long-term marketable securities of $59.8 million at December 31, 2009. For December 31, 2009 the market changes reflect an immediate hypothetical parallel shifts in the yield curve of plus or minus 25 basis points ("BPS"), plus 50 BPS, and plus 100 BPS. For balances at December 31, 2009 the hypothetical fair values are as follows (in millions, except percentages):

Decrease in Interest Rates			Increase in Interest Rates
-100 Basis Points	-50 Basis Points	-25 Basis Points	25 Basis Points	50 Basis Points	100 Basis Points
$60.4	$60.2	$60.0	$59.8	$59.6	$59.4
0.87%	0.44%	0.22%	-0.22%	-0.44%	-0.87%

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

        Our investments in privately held companies are assessed for impairment when a review of the investee's operations indicates that a decline in value of the investment is other than temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. Impaired investments in privately held companies are written down to estimated fair value. We estimate fair value using a variety of valuation methodologies. Such methodologies include comparing the private company with publicly traded companies in similar lines of business, applying revenue and price/earnings multiples to estimated future operating results for the private company and estimating discounted cash flows for that company. We could lose our entire investment in these companies. During the second quarter of 2008, we received the initial deferred contingent payment as a result of the sale of our investment in April 2007 in LatentZero Limited. During the second quarter of 2009, we received the second and final deferred contingent payment related to the sale of our ownership in LatentZero. At December 31, 2009, our net investments in privately-held companies totaled $0.5 million. See Note 5, "Balance Sheet Detail", to our consolidated financial statements for further discussion.

Item 8.    Financial Statements and Supplementary Data

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management's assessment using the COSO criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

/s/ STEPHANIE G. DIMARCO Stephanie G. DiMarco Chief Executive Officer (Principal Executive Officer)	/s/ JAMES S. COX James S. Cox Senior Vice President and Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Advent Software, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Advent Software, Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
San Jose, California
March 12, 2010

ADVENT SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$57,877	$45,098
Short-term marketable securities	31,273	—
Accounts receivable, net of allowance for doubtful accounts of $267 and $347, respectively	44,246	46,564
Deferred taxes, current	15,081	12,458
Prepaid expenses and other	22,350	19,732
Current assets of discontinued operation	494	9,443

Total current assets	171,321	133,295
Property and equipment, net	33,945	39,150
Goodwill	144,827	143,044
Other intangibles, net	22,965	27,217
Long-term marketable securities	28,495	—
Deferred taxes, long-term	40,502	54,166
Other assets	10,142	11,419
Noncurrent assets of discontinued operation	2,095	11,303

Total assets	$454,292	$419,594

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,708	$5,312
Accrued liabilities	31,066	25,781
Deferred revenues	140,186	135,217
Income taxes payable	1,616	978
Current liabilities of discontinued operation	719	13,953

Total current liabilities	178,295	181,241
Long-term debt	—	25,000
Deferred revenues, long-term	5,879	6,083
Other long-term liabilities	12,969	10,072
Noncurrent liabilities of discontinued operation	5,115	1,375

Total liabilities	202,258	223,771

Commitments and contingencies (See Note 10)
Stockholders' equity:
Preferred stock; $0.01 par value: 2,000 shares authorized; none issued	—	—
Common stock; $0.01 par value: 120,000 shares authorized; 25,867 and 25,728 shares issued and outstanding	259	257
Additional paid-in capital	386,623	365,351
Accumulated deficit	(145,584)	(176,484)
Accumulated other comprehensive income	10,736	6,699

Total stockholders' equity	252,034	195,823

Total liabilities and stockholders' equity	$454,292	$419,594

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31
	2009	2008	2007
Net revenues:
Term license, maintenance and other recurring	$222,759	$191,444	$151,647
Perpetual license fees	11,275	16,808	20,234
Professional services and other	25,474	29,632	19,689

Total net revenues	259,508	237,884	191,570
Cost of revenues:
Term license, maintenance and other recurring	46,823	43,798	35,298
Perpetual license fees	327	488	365
Professional services and other	29,777	34,158	24,985
Amortization of developed technology	5,618	3,061	1,412

Total cost of revenues	82,545	81,505	62,060

Gross margin	176,963	156,379	129,510
Operating expenses:
Sales and marketing	62,738	57,939	50,158
Product development	48,443	42,897	36,562
General and administrative	36,107	35,887	32,293
Amortization of other intangibles	1,666	1,160	1,444
Acquired in-process research and development	—	400	—
Restructuring charges	130	101	965

Total operating expenses	149,084	138,384	121,422

Income from continuing operations	27,879	17,995	8,088
Interest expense	(484)	(584)	(1,181)
Interest income and other, net	(332)	369	1,963
Gain on sale of equity investments, net	2,056	3,393	3,680

Income from continuing operations before income taxes	29,119	21,173	12,550
Provision for income taxes	8,345	3,857	2,507

Net income from continuing operations	$20,774	$17,316	$10,043
Discontinued operation:
Net income from discontinued operation (net of applicable taxes of $5,639, $1,097, and $1,656, respectively)	16,109	1,579	2,588

Net income	$36,883	$18,895	$12,631

Basic net income per share:
Continuing operations	$0.82	$0.65	$0.38
Discontinued operation	0.63	0.06	0.10

Total operations	$1.45	$0.71	$0.48

Diluted net income per share:
Continuing operations	$0.79	$0.62	$0.36
Discontinued operation	0.61	0.06	0.09

Total operations	$1.39	$0.68	$0.45

Weighted average shares used to compute basic and diluted net income per share
Basic	25,450	26,640	26,495
Diluted	26,454	27,893	28,067

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME

(In thousands)

		Common Stock				Accumulated Other Comprehensive Income
	Comprehensive Income			Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity
		Shares	Amount
Balances, December 31, 2006		27,231	$272	$309,993	$(111,387)	$10,749	$209,627
Stock-based award activity	$—	1,719	18	27,338	—	—	27,356
Common stock repurchased and retired	—	(2,580)	(26)	(28,202)	(62,929)	—	(91,157)
Common stock issued under employee stock purchase plan	—	127	1	3,912	—	—	3,913
Stock-based compensation	—	—	—	13,765	—	—	13,765
Tax benefit from exercise of stock options	—	—	—	158	—	—	158
Net income	12,631	—	—	—	12,631	—	12,631
Unrealized gain on marketable securities	8	—	—	—	—	8	8
Foreign currency translation adjustments	3,545	—	—	—	—	3,545	3,545

Comprehensive income for fiscal 2007	$16,184

Balances, December 31, 2007		26,497	$265	$326,964	$(161,685)	$14,302	$179,846
Common stock issued for Tamale acquisition	$—	906	9	39,895	—	—	39,904
Stock-based award activity	—	457	4	4,013	—	—	4,017
Common stock repurchased and retired	—	(2,331)	(23)	(27,855)	(33,694)	—	(61,572)
Common stock issued under employee stock purchase plan	—	199	2	5,016	—	—	5,018
Stock-based compensation	—	—	—	17,141	—	—	17,141
Tax benefit from exercise of stock options	—	—	—	177	—	—	177
Net income	18,895	—	—	—	18,895	—	18,895
Foreign currency translation adjustments	(7,603)	—	—	—	—	(7,603)	(7,603)

Comprehensive income for fiscal 2008	$11,292

Balances, December 31, 2008		25,728	$257	$365,351	$(176,484)	$6,699	$195,823
Stock-based award activity	$—	553	6	6,435	—	—	6,441
Common stock repurchased and retired	—	(690)	(7)	(8,588)	(5,983)	—	(14,578)
Common stock issued under employee stock purchase plan	—	276	3	5,618	—	—	5,621
Stock-based compensation	—	—	—	18,648	—	—	18,648
Tax shortfall from exercise of stock options	—	—	—	(853)	—	—	(853)
Other	—	—	—	12	—	—	12
Net income	36,883	—	—	—	36,883	—	36,883
Unrealized loss on marketable securities	(62)	—	—	—	—	(62)	(62)
Foreign currency translation adjustments	4,099	—	—	—	—	4,099	4,099

Comprehensive income for fiscal 2009	$40,920

Balances, December 31, 2009		25,867	$259	$386,623	$(145,584)	$10,736	$252,034

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31
	2009	2008	2007
Cash flows from operating activities:
Net income	$36,883	$18,895	$12,631
Adjustment to net income for discontinued operation	(16,109)	(1,579)	(2,588)

Net income from continuing operations	$20,774	$17,316	$10,043
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Stock-based compensation	18,162	16,108	12,886
Depreciation and amortization	16,692	12,657	10,021
Acquired in-process research and development	—	400	3
Provision for doubtful accounts	215	611	100
Provision for sales returns	315	219	122
Loss on disposition of fixed assets	94	6	651
Gain on investments	(2,056)	(3,393)	(4,265)
Non-cash impairment loss	—	—	585
Deferred income taxes	8,129	3,060	5,081
Other	199	(126)	103
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	2,094	(2,658)	(5,664)
Prepaid and other assets	(1,906)	(588)	(9,751)
Accounts payable	(262)	1,147	231
Accrued liabilities	7,829	(3,489)	5,427
Deferred revenues	4,450	29,409	33,436
Income taxes payable	(2,301)	(342)	(514)

Net cash provided by operating activities from continuing operations	72,427	70,337	58,495

Cash flows from investing activities:
Cash used in acquisitions, net of cash acquired	(200)	(27,775)	(1,022)
Purchases of property and equipment	(4,575)	(21,851)	(7,617)
Capitalized software development costs	(2,893)	(2,307)	(3,032)
Proceeds from sales of investments	2,056	3,393	11,621
Purchases of marketable securities	(60,000)	—	—
Sales and maturities of marketable securities	—	—	24,921
Proceeds from disposition of fixed assets	37	—	—
Change in restricted cash	611	(248)	(372)

Net cash provided by (used in) investing activities from continuing operations	(64,964)	(48,788)	24,499

Cash flows from financing activities:
Proceeds from exercises of stock options	8,637	6,095	27,475
Withholding taxes related to equity award net share settlement	(2,196)	(2,078)	(119)
Common stock repurchased and retired	(14,578)	(61,572)	(91,157)
Proceeds from common stock issued under the employee stock purchase plan	5,621	5,018	3,913
Proceeds from long-term borrowing	—	25,000	25,000
Repayment of long-term borrowing	(25,000)	—	(25,000)
Excess tax benefits from stock-based compensation	499	263	607

Net cash used in financing activities from continuing operations	(27,017)	(27,274)	(59,281)

Net cash transferred from (transferred to) discontinued operation	31,959	2,707	(4,974)
Effect of exchange rate changes on cash and cash equivalents	374	(693)	282
Net change in cash and cash equivalents from continuing operations	12,779	(3,711)	19,021
Cash and cash equivalents of continuing operations at beginning of period	45,098	48,809	29,788

Cash and cash equivalents of continuing operations at end of period	$57,877	$45,098	$48,809

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$2,309	$569	$1,356
Cash paid for interest	$316	$299	$920
Cash flow from discontinued operation:
Net cash provided by operating activities	$2,621	$6,650	$3,880
Net cash provided by (used in) investing activities	26,358	(1,417)	(8,474)
Net cash transferred from (transferred to) continuing operations	(31,959)	(2,707)	4,974
Effect of exchange rates on cash and cash equivalents	(7)	(52)	—

Net change in cash and cash equivalents from discontinued operation	(2,987)	2,474	380
Cash and cash equivalents of discontinued operation at beginning of period	3,253	779	399

Cash and cash equivalents of discontinued operation at end of period	$266	$3,253	$779

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

        Business description:    Advent Software, Inc. ("Advent" or "the Company") provides stand-alone and client/server software products, data and data interfaces and related maintenance and services that automate, integrate and support certain mission-critical functions of the front, middle and back offices of investment management organizations. Advent's clients vary significantly in size and assets under management and include investment advisors, brokerage firms, hedge funds, foundations and endowments, universities and banks.

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

        Divestiture of the MicroEdge Segment and Discontinued Operation Reclassification:    On October 1, 2009, Advent completed the sale of MicroEdge, Inc. ("MicroEdge") a wholly-owned subsidiary of the Company pursuant to an Agreement and Plan of Merger (the "Agreement") entered into on July 27, 2009, by and among the Company, Microedge Holdings, LLC, a Delaware limited liability company and an affiliate of Vista Equity Partners III, LLC, Microedge Merger Sub, LLC, a New York limited liability company and a wholly-owned subsidiary of Microedge Holdings, LLC, MicroEdge, and, with respect to Article VII, Article VIII and Article IX thereof only, U.S. Bank National Association as escrow agent. Pursuant to the Agreement, MicroEdge merged with and into Merger Sub.

        In accordance with FASB Accounting Standards Codification ("ASC") ASC 360, "Property, Plant, and Equipment" and ASC 205-20, "Discontinued Operations", the assets, liabilities and results of MicroEdge have been reclassified as a discontinued operation in the consolidated financial statements for all periods presented. The results of operations and the related charges for the discontinued operation are classified as "Net income from discontinued operation, net of applicable taxes" in the accompanying consolidated statements of operations. For comparative purposes, the Company restated all prior periods presented to reflect the reclassifications on a consistent basis. See Note 3, "Discontinued Operation," for further discussion.

        Unless noted otherwise, discussions in the notes to the consolidated financial statements pertain only to continuing operations.

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

        Use of estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements. Actual results could differ from those estimates. Advent believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: Business Combinations; Dispositions; Goodwill; Revenue Recognition and Deferred Revenues; Income Taxes; Restructuring Charges and Related Accruals; Impairment of Long-Lived Assets; Legal Contingencies; Sales Returns and Accounts Receivable Allowances; and Stock-Based Compensation.

        Cash and cash equivalents:    Cash equivalents are comprised of highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase.

        Marketable securities:    All of Advent's marketable securities are classified as available-for-sale and are carried at fair value. The unrealized gains and losses, net of any related tax effect, are reported in accumulated comprehensive income in stockholders' equity in the accompanying consolidated financial statements. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in "interest income and other, net".

        Investments:    Investments are recorded at cost and reviewed for impairment. Investments are included in "other assets" on the consolidated balance sheets and consist of non-marketable investments in privately held companies, most of which can be considered in the start-up or development stages. It is Advent's policy to review investments in privately held companies on a regular basis to evaluate the carrying amount and economic viability of these companies. This policy includes, but is not limited to, reviewing each of the companies cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes and competition. The evaluation process is based on information that Advent requests from these privately held companies. This information is not subject to the same disclosure regulations as US publicly traded companies, and as such, the basis for these evaluations is subject to timing and the accuracy of the data received from these companies.

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

        Capitalization of internal use software:    Certain costs related to computer software developed or obtained for internal use are capitalized in accordance with ASC 350-40, "Internal Use Software". The Company amortizes internal use software costs over their estimated useful lives, which typically range from two to five years.

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

        Goodwill:    Advent reviews goodwill for impairment annually during the fourth quarter of the fiscal year (as of November 1) and more frequently if an event or circumstance indicates that an impairment loss has occurred. Advent is required to test goodwill for impairment at the reporting unit level. Historically, Advent has determined that the Company had three reporting units for the purposes of goodwill impairment testing. With the divestiture of MicroEdge, Advent has determined that the Company has two reporting units, Domestic and International, which comprise the Advent Investment Management segment, for the goodwill impairment testing performed during the fourth quarter of 2009. The test for goodwill impairment is a two-step process:

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

        The process for evaluating the potential impairment of goodwill is subjective and requires judgment at many points during the test including future revenue forecasts, discount rates and various reporting unit allocations. During the fourth quarter of 2009, Advent completed the first step of its annual impairment test and determined that none of the reporting units were at risk for failing step

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

one of the impairment testing. Therefore, the second step of the impairment test was not necessary to perform.

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

        Advent typically licenses its products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the assets under administration, the number of

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

site installations and the number of authorized users. Advent has continued its transition from selling mostly perpetual licenses to selling a mix of term and perpetual licenses, and the Company expects term license revenue to increase as a proportion of total recurring revenues (which Advent defines as term license, maintenance and other recurring revenues) in the future. Term license revenue comprised approximately 44%, 35% and 25% of total term license, maintenance and other recurring revenues in 2009, 2008, and 2007, respectively. Revenue recognition for software licensed under term and perpetual license models differs depending on which type of contract a customer signs:

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

        Advent offers other recurring revenue services that are either subscription or transaction based which primarily include the provision of software interfaces to download securities information from third party data providers, partial or full business process outsourcing, account aggregation, reconciliation, reference data management, and hosting of hardware and/or software. The Company recognizes revenue from recurring revenue transactions either ratably over the subscription period or as the transactions occur based on the terms of the arrangement.

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

        Allowance for doubtful accounts and sales returns:    Advent analyzes specific accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

accounts. Advent has recorded a provision for bad debt of $0.2 million, $0.6 million and $0.1 million in fiscal 2009, 2008 and 2007, respectively.

        Advent also analyzes customer demand and acceptance of product and historical returns when evaluating the adequacy of the allowance for sales returns, which are not generally provided to customers. Allowances for sales returns are accounted for as deductions to net revenues and increases to reserves within deferred revenues. Advent's standard practice is to enforce its contract terms and not allow its customers to return software. The Company has, however, allowed customers to return software on a limited case-by-case basis. The Company only provides a contractual limited right of return to the end-user customer when it sells shrink-wrap license agreements. The shrink-wrap license agreement provides for a right of return within seven days of delivery of the software.

        Advent has the ability to estimate returns based on a long history of experience with relatively homogenous transactions and the fact that the return period is short. The Company has recorded sales returns provisions as offsets to revenue in the period the sales return becomes probable, in accordance with ASC 605-15-25, "Revenue Recognition—Products—Recognition". The estimates for returns are adjusted periodically based upon historical rates of returns and other related factors. Advent has a methodology for calculating the value of reserves that takes the previous 12 months of experience into account. Advent has recorded a sales returns provision to decrease revenue for these situations based on the Company's historical experience of $0.3 million, $0.2 million and $0.1 million in fiscal 2009, 2008 and 2007, respectively.

        Advertising costs:    The Company expenses advertising costs as incurred and classifies these costs under sales and marketing expense. Total advertising expenses were $0.5 million, $0.8 million, and $0.9 million for fiscal 2009, 2008 and 2007, respectively.

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

        As the stock-based compensation expense recognized on the consolidated statements of operations for fiscal 2009, 2008 and 2007 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. ASC 718, "Compensation—Stock Compensation" requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company's historical experience over the last ten years.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

        Advent makes quarterly assessments of the adequacy of the Company's pool of windfall tax benefits to determine if there are any deficiencies which require recognition in the Company's consolidated statements of operations.

        Restructuring charges and related accruals:    Advent has developed and implemented formalized plans for restructuring the business to better align its resources to market conditions and recorded significant charges resulting from the restructuring plans. In connection with the restructuring plans Advent has recorded estimated expenses for severance and benefits, lease cancellations, asset write-offs and other restructuring costs. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating real estate market conditions for expected vacancy periods and sub-lease rental income. Advent continually evaluates the adequacy of the remaining liabilities under the restructuring initiatives. Although the Company believes that these estimates accurately reflect the costs of the restructuring plans, actual results may differ, thereby requiring Advent to record additional provisions or reverse a portion of such provisions.

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

        The Company has elected to use the "with and without" approach as described in ASC 740-20, "Intraperiod Tax Allocation", in determining the order in which tax attributes are utilized. As a result, the Company will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. In addition, the Company has elected to account for the impact of stock-based awards on other tax attributes, such as the research tax credit, through the consolidated statement of operations.

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

        Segment information:    Historically, the Company determined that its operations were organized into two reportable segments: Advent Investment Management, and MicroEdge. On October 1, 2009, Advent completed the sale its MicroEdge subsidiary and accordingly, the results of MicroEdge have been classified as a discontinued operation in the consolidated statements of operations for all periods presented. The Company now operates under a single reportable segment, Advent Investment

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Management. See Note 3, "Discontinued Operation," for further information regarding the divestiture of MicroEdge.

        International sales, which are based on the location to which the product is shipped or services are delivered, represented 13%, 14%, and 14% of the Company's net revenues for fiscal 2009, 2008 and 2007, respectively. No single customer accounted for more than 10% of net revenues for fiscal 2009, 2008 or 2007.

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

        With respect to accounts receivable, Advent performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. At December 31, 2009 and 2008, no single customer accounted for more than 10% of accounts receivable.

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

  Recent Accounting Pronouncements:

        In April 2009, the Financial Accounting Standards Board ("FASB") issued new accounting and disclosure rules that provided additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. These new standards are effective for interim and annual reporting periods ending after June 15, 2009 and are to be applied prospectively. The Company's adoption of these new standards did not have a material impact to its consolidated financial statements.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

        In April 2009, the FASB amended the requirements for the recognition and measurement of other-than-temporary impairments for debt and equity securities in the financial statements. The guidance is effective for interim and annual reporting periods ending after June 15, 2009. The Company's adoption of the guidance did not have a material impact to the Company's consolidated financial statements.

        In April 2009, the FASB issued disclosure requirements that require publicly traded companies to disclose the fair value of its financial instruments in interim periods or whenever it issues summarized financial information, as well as in its annual financial statements. The adoption of the accounting standard related to the reporting requirements for the fair value of its financial instruments, which was effective for interim and annual periods ending after June 15, 2009, did not have material impact Company's consolidated financial statements.

        In May 2009, the FASB issued new accounting standards which establish general guidance related to the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. Since the standard only required additional disclosures, the adoption of the new guidance did not have an impact to the Company's consolidated financial position, results of operations or cash flows. See Note 16, "Subsequent Events" to our consolidated financial statements for our discussion of the subsequent events that have occurred since the balance sheet date of December 31, 2009.

        In July 2009, the FASB issued the Accounting Standard Codification, which establishes the exclusive authoritative reference for US GAAP for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification will supersede all existing non-SEC accounting and reporting standards. The Accounting Standard Codification is effective for interim and annual periods ending after September 15, 2009. Advent has included the references to the Codification, as appropriate, in these consolidated financial statements.

        In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. The Company does not expect adoption of this guidance to have a material impact on its consolidated financial statements.

        In September 2009, the FASB issued new accounting guidance related to certain revenue arrangements that include software elements. Historically, companies that sold tangible products with "more than incidental" software were required to apply software revenue recognition guidance. The previous guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are "essential to the functionality" of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is "essential to the functionality." Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009. The new

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. The Company does not expect adoption of this guidance to have a material impact on its consolidated financial statements.

Note 2—Cash Equivalents and Marketable Securities

        At December 31, 2009, cash and cash equivalents, short-term and long-term marketable securities primarily consisted of money market mutual funds, US government and US Government Sponsored Entities (GSE's) and high credit quality corporate debt securities. The Company's short-term and long-term marketable securities are classified as available-for-sale, with long-term investments having a maturity date greater than one year from the end of the period.

        At December 31, 2009, marketable securities were summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Corporate debt securities	$20,302	$1	$(40)	$20,263
US government debt securities	39,571	—	(66)	39,505

Total	$59,873	$1	$(106)	$59,768

        The following table summarizes marketable securities with unrealized losses by contractual maturity dates at December 31, 2009 (in thousands):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Net Unrealized Losses	Fair Value	Net Unrealized Losses
Commercial debt securities	6,617	$(13)	$13,685	$(26)	$20,302	$(39)
US government debt securities	24,694	(25)	14,877	(41)	39,571	(66)

Total	$31,311	$(38)	$28,562	$(67)	$59,873	$(105)

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

        The gross unrealized losses related to investments are primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during fiscal 2009. For fixed income securities that have unrealized losses as of December 31, 2009, the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, the Company has evaluated these fixed income securities and has determined that no credit losses exist. As of December 31, 2009, all securities in an unrealized loss position have been in an

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Cash Equivalents and Marketable Securities (Continued)

unrealized loss position for less than one year. The Company's management has determined that the unrealized losses on its fixed income securities as of December 31, 2009 were temporary in nature.

        At December 31, 2008, cash and cash equivalents were primarily comprised of US government and treasury obligation money market mutual funds.

        The following table summarizes gross realized gains and losses related to the Company's investments (in thousands):

	Fiscal Years
	2009	2008	2007
Gross realized gains	$—	$—	$22
Gross realized losses	—	—	(4)

Net realized gains	$—	$—	$18

Note 3—Discontinued Operation

        During 2009, the Company determined that the continued growth in the not-for-profit community would require a significant investment of resources and decided to focus on the core business. In connection with this decision, the Company explored divesting the MicroEdge subsidiary and on October 1, 2009, it completed the sale of MicroEdge to an affiliate of Vista Equity Partners III, LLC ("Purchaser"). The Company sold net assets in MicroEdge totaling $3.0 million. The total consideration received by the Company in connection with the divestiture was approximately $30 million in cash, of which $27 million in cash was paid on the closing date. The remaining $3 million of the Purchase Price has been placed in escrow for eighteen (18) months following the close to be held as security for losses incurred by the Purchaser in the event of certain breaches of the representations and warranties contained in the Agreement or certain other events. Any gain on sale associated with the $3.0 million held in escrow will be recorded when realized. Direct costs associated with the sale were approximately $0.7 million and have been reflected as a reduction to the gain.

        The Company has recorded an associated gain of $13.6 million resulting from the sale of MicroEdge in "net income from discontinued operation, net of applicable taxes" in its 2009 results. As part of the disposition, certain assets and obligations of MicroEdge were excluded from the sale and are reflected on the discontinued operation's balance sheet as of December 31, 2009. Assets excluded from the sale include cash and deferred tax assets. Liabilities excluded from the sale include sales tax and other tax-related obligations, future payments related to a two year service and maintenance agreement, certain legal costs and employee related compensation payments incurred as of the period ended September 30, 2009, and continuing lease obligations included as part of the restructuring noted below. In addition, the Company recognized $1.2 million in cumulative translation adjustments as a reduction to the gain related to MicroEdge's foreign subsidiary.

        In connection with the sale of MicroEdge, the Company vacated its MicroEdge facilities in New York and entered into a sub-lease agreement with the Purchaser whereby the Purchaser will sub-lease the premises for two years with the option to extend the sub-lease term through the end of the lease term in 2018. The Company incurred restructuring charges of $4.3 million related to the sub-lease loss which are included in the calculation of the gain.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Discontinued Operation (Continued)

        The following table sets forth the assets and liabilities of the MicroEdge discontinued operation included in the consolidated balance sheets of the Company (in thousands):

	December 31 2009	December 31 2008
Assets:
Cash and cash equivalents	$266	$3,253
Accounts receivable, net	—	5,106
Deferred taxes, current	—	663
Prepaid expenses and other	228	421

Total current assets of discontinued operation	$494	$9,443

Property and equipment, net	$—	$2,090
Goodwill	—	6,565
Other intangibles, net	—	1,893
Deferred taxes, long-term	2,095	620
Other assets	—	135

Total noncurrent assets of discontinued operation	$2,095	$11,303

Liabilities:
Accounts payable	$—	$313
Accrued liabilities	519	2,143
Deferred revenues	—	11,497
Income taxes payable	200	—

Total current liabilities of discontinued operation	$719	$13,953

Deferred income taxes	$—	$280
Deferred revenues, long-term	—	367
Accrued restructuring, long-term portion	5,115	—
Other long-term liabilities	—	728

Total noncurrent liabilities of discontinued operation	$5,115	$1,375

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Discontinued Operation (Continued)

        The following table sets forth an analysis of the components of the restructuring charges related to our discontinued operation and the payments and non-cash charges made against the accrual during fiscal 2008 and 2009 (in thousands):

	Facility Exit Costs	Severance and Benefits	Total
Balance of restructuring accrual at December 31, 2007	$—	$—	$—
Restructuring charges	—	262	262
Cash payments	—	(120)	(120)

Balance of restructuring accrual at December 31, 2008	$—	$142	$142
Restructuring charges	4,322	179	4,501
Reversal of deferred rent related to facilities exited	778	—	778
Cash payments	(26)	(321)	(347)
Adjustment of prior restructuring costs	41	—	41

Balance of restructuring accrual at December 31, 2009	$5,115	$—	$5,115

        The remaining facility exit costs of $5.1 million will be paid over the remaining lease term through 2018.

        Net revenues and income from the Company's discontinued operation are as follows for the following periods (in thousands):

	2009	2008	2007
Net revenues	$18,859	$26,948	$23,733

Income from operation of discontinued operation (net of applicable taxes of $1,337, $1,097, and $1,656, respectively)	$2,486	$1,579	$2,588
Gain on disposal of discontinued operation (net of applicable taxes of $4,302, $0, and $0, respectively)	13,623	—	—

Net income from discontinued operation	$16,109	$1,579	$2,588

Note 4—Acquisition of Tamale Software, Inc. ("Tamale")

        On October 1, 2008, Advent completed the acquisition of Tamale. Tamale provides software solutions designed specifically to help investment professionals manage their investment ideas more effectively and easily access all of the firm's research. The total purchase price of approximately $68 million includes cash of $28 million and 906,000 shares of common stock valued at approximately $40 million. The value of the equity consideration was calculated using the average closing stock price on the two days before and after, as well as the date of, the announcement date of the acquisition. The per share value was calculated to be $44.06.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Acquisition of Tamale Software, Inc. ("Tamale") (Continued)

Purchase Price Allocation

        The acquisition was accounted for in accordance with the purchase method of accounting. The total purchase price was allocated to net tangible and intangible assets based on their estimated fair values as of October 1, 2008. The excess purchase price over the value of the net tangible and identifiable assets was recorded as goodwill. The allocation of the purchase price and the estimated useful lives associated with certain assets is as follows:

	Estimated Useful Life (Years)	Purchase Price Allocation (in thousands)
Identifiable intangible assets:
Existing technology	5	$12,100
Core technology	5	2,500
Customer relationships	8	7,100
Trademark/tradenames	5	900
Non-competition agreements	2	300
In-process research and development		400
Goodwill		49,650
Deferred tax asset		4,738
Deferred tax liability		(9,402)
Net tangible assets		138

Total purchase price		$68,424

        The purchase price of $68.4 million was paid during the fourth quarter of 2008. Of the issuable shares, 226,098 shares of the Company's common stock were held in escrow and were released in the fourth quarter of 2009.

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Acquisition of Tamale Software, Inc. ("Tamale") (Continued)

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

In-process research and development ("IPR&D")

        During fiscal 2008, Advent wrote-off acquired IPR&D related to a new module, Tamale Central, of $400,000 in connection with its acquisition of Tamale. The IPR&D was written off because the acquired technologies had not reached technological feasibility and had no alternative uses. Technological feasibility is defined as being equivalent to completion of a working prototype in which there is no remaining risk relating to the development.

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Acquisition of Tamale Software, Inc. ("Tamale") (Continued)

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

	Fiscal Year 2008	Fiscal Year 2007
Net revenues	$245,594	$198,300
Net income	$13,841	$4,550
Net income per share:
Basic	$0.51	$0.17
Diluted	$0.48	$0.16

Note 5—Balance Sheet Detail

Prepaid expenses and other

        The following is a summary of prepaid expenses and other assets (in thousands):

	December 31
	2009	2008
Prepaid commission	$5,483	$5,953
Prepaid royalty	1,138	1,728
Prepaid contract expense	5,815	7,473
Tenant improvement allowance	3,863	—
Other	6,051	4,578

Total prepaid expenses and other	$22,350	$19,732

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Balance Sheet Detail (Continued)

Property and equipment, net

        The following is a summary of property and equipment (in thousands):

	December 31
	2009	2008
Computer equipment and software	$41,584	$34,954
Leasehold improvements	27,629	26,795
Furniture and fixtures	6,377	6,141
Telephone system	595	591
Construction in process	1,635	5,495

Property and equipment, gross	$77,820	$73,976
Accumulated depreciation	(43,875)	(34,826)

Property and equipment, net	$33,945	$39,150

        Depreciation expense was $9.4 million, $8.4 million and $7.2 million for fiscal 2009, 2008 and 2007, respectively. Costs of $2.0 million, $3.6 million and $1.2 million related to the development of internal use software were capitalized in 2009, 2008 and 2007, respectively, and are included in "computer equipment and software" in the table above.

Goodwill

        The changes in the carrying value of goodwill for fiscal 2009 and 2008 were as follows (in thousands):

Goodwill
Balance at December 31, 2007	$98,681
Additions	49,703
Translation adjustments	(5,340)

Balance at December 31, 2008	$143,044
Translation adjustments	1,836
Purchase price adjustments	(53)

Balance at December 31, 2009	$144,827

        Foreign currency translation adjustments totaling $1.8 million reflect the general weakening of the US dollar versus the Pound Sterling (GBP) during fiscal 2009.

        Additions to goodwill of $49.7 million in 2008 related to the acquisition of Tamale in October 2008. Foreign currency translation adjustments totaling $5.3 million reflect the general strengthening of the US dollar versus the GBP during fiscal 2008.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Balance Sheet Detail (Continued)

Other intangibles, net

        The following is a summary of intangible assets (in thousands, except weighted average amortization period):

	Weighted Average Amortization Period (Years)	Other Intangibles, Gross	Accumulated Amortization	Other Intangibles, Net
Purchased technologies	4.9	$26,556	$(15,416)	$11,140
Product development costs	3.0	11,468	(6,428)	5,040

Developed technology sub-total		38,024	(21,844)	16,180
Customer relationships	6.0	27,038	(21,040)	5,998
Other intangibles	3.9	1,507	(720)	787

Other intangibles sub-total		28,545	(21,760)	6,785

Balance at December 31, 2009		$66,569	$(43,604)	$22,965

	Weighted Average Amortization Period (Years)	Other Intangibles, Gross	Accumulated Amortization	Other Intangibles, Net
Purchased technologies	4.9	$26,556	$(12,289)	$14,267
Product development costs	3.0	8,436	(3,937)	4,499

Developed technology sub-total		34,992	(16,226)	18,766
Customer relationships	6.0	27,038	(19,705)	7,333
Other intangibles	3.9	1,507	(389)	1,118

Other intangibles sub-total		28,545	(20,094)	8,451

Balance at December 31, 2008		$63,537	$(36,320)	$27,217

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Balance Sheet Detail (Continued)

        The changes in the carrying value of intangible assets for fiscal 2009 and 2008 were as follows (in thousands):

	Gross	Accumulated Amortization	Net
Balance at December 31, 2007	$37,886	$(31,826)	$6,060
Additions	25,207	—	25,207
Stock-based compensation additions	163	—	163
Amortization	—	(4,221)	(4,221)
Translation adjustments	281	(273)	8

Balance at December 31, 2008	$63,537	$(36,320)	$27,217
Additions	2,894	—	2,894
Stock-based compensation additions	138	—	138
Amortization	—	(7,284)	(7,284)

Balance at December 31, 2009	$66,569	$(43,604)	$22,965

        Additions to intangible assets of $2.9 million in 2009 were all related to capitalized product development costs.

        Additions to intangible assets of $25.2 million in 2008 include capitalized product development costs of approximately $2.3 million and intangible asset additions of $22.9 million from the acquisition of Tamale.

        We did not incur net translation adjustments during 2009 as intangibles held by our foreign subsidiaries were fully amortized. Net translation adjustments of $8,000 in fiscal 2008 represents translation adjustments as the US dollar weakened relative to the Euro and Swiss Franc during 2008.

        The following is a summary of amortization of the Company's developed technology and other intangible assets for the periods presented (in thousands):

	Fiscal Years
	2009	2008	2007
Developed technology:
Amortization—purchased technologies	$3,128	$938	$286
Amortization—product development costs	2,490	2,123	1,126

Amortization of developed technology	5,618	3,061	1,412
Other intangibles:
Amortization—customer relationships	1,336	1,078	1,417
Amortization—other intangibles	330	82	27

Amortization of other intangibles	1,666	1,160	1,444

Total amortization	$7,284	$4,221	$2,856

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Balance Sheet Detail (Continued)

        Based on the carrying amount of intangible assets as of December 31, 2009, the estimated future amortization is as follows (in thousands):

	Fiscal Years
	2010	2011	2012	2013	2014	Thereafter	Total
Estimated future amortization of:
Developed technology	$5,863	$4,481	$3,646	$2,190	$—	$—	$16,180
Other intangibles	1,187	1,068	1,067	1,022	888	1,553	6,785

Total	$7,050	$5,549	$4,713	$3,212	$888	$1,553	$22,965

Other assets

        The following is a summary of other assets (in thousands):

	December 31
	2009	2008
Long-term investments	$500	$500
Long-term prepaid commissions	3,204	4,915
Deposits	2,821	3,145
Prepaid contract expense, long-term	3,617	2,843
Other	—	16

Total other assets	$10,142	$11,419

        Long-term investments include an equity investment in a privately held company. This equity investment is carried at the lower of cost or fair value at December 31, 2009 and 2008. Deposits include restricted cash balance of $1.4 million and $2.0 million at December 31, 2009 and 2008, respectively. During the third quarter of 2009, restricted cash was reduced by $1.5 million per the terms of the Company's lease agreement for its San Francisco headquarters facility. During the fourth quarter of 2009, the Company increased its restricted cash balance by $0.9 million in accordance with the terms of the Company's lease agreement for its new facility in New York City. See Note 10, "Commitment and Contingencies", for further discussion.

Accrued liabilities

        The following is a summary of accrued liabilities (in thousands):

	December 31
	2009	2008
Salaries and benefits payable	$21,273	$17,191
Accrued restructuring, current portion	518	682
Other	9,275	7,908

Total accrued liabilities	$31,066	$25,781

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Balance Sheet Detail (Continued)

Other long-term liabilities

        The following is a summary of other long-term liabilities (in thousands):

	December 31
	2009	2008
Deferred rent	$10,595	$7,746
Accrued restructuring, long-term portion	716	1,194
Other	1,658	1,132

Total other long-term liabilities	$12,969	$10,072

Note 6—Accumulated Other Comprehensive Income

        The components of comprehensive income were as follows (in thousands):

	December 31
	2009	2008	2007
Net income from continuing operations	$20,774	$17,316	$10,043
Unrealized gain (loss) on marketable securities, net of taxes	(62)	—	8
Foreign currency translation adjustments	2,417	(6,148)	3,773

Comprehensive income from continuing operations	23,129	11,168	13,824
Comprehensive income from discontinued operation	17,791	125	2,360

Total comprehensive income, net of taxes	$40,920	$11,292	$16,184

        The following table sets forth the taxes related for each component of other comprehensive income (in thousands):

	December 31
	2009	2008	2007
Marketable securities	$(43)	$—	$2
Foreign currency translation adjustments	693	(1,120)	754

Total from continuing operations	650	(1,120)	756
Total from discontinued operation	436	(596)	(89)

Total	$1,086	$(1,716)	$667

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Accumulated Other Comprehensive Income (Continued)

        The components of accumulated other comprehensive income, net of related taxes, were as follows (in thousands):

	December 31
	2009	2008
Accumulated net unrealized loss on marketable securities	$(62)	$—
Accumulated foreign currency translation adjustments	10,798	6,699

Accumulated other comprehensive income, net of taxes	$10,736	$6,699

Note 7—Restructuring Charges

        During 2009, Advent recorded restructuring charges of $0.1 million related to the present value amortization of facility exit obligations partially offset by adjustments to other facility exit assumptions.

        During 2008, Advent recorded an additional restructuring charge related to a partial lease surrender fee of $0.1 million to exit the data center portion of our facility space located at 303 2nd Street in San Francisco, California. These restructuring charges were partially offset by adjustments to other facility exit assumptions.

        During 2007, Advent recorded aggregate restructuring charges of $1.0 million which primarily related to the modification of certain sub-lease assumptions for its prior San Francisco headquarters facility located at 301 Brannan Street, which the Company exited in October 2006.

        The following table sets forth an analysis of the components of the restructuring charges and the payments and non-cash charges made against the accrual during fiscal 2007, 2008 and 2009 (in thousands):

	Facility Exit Costs	Severance and Benefits	Total
Balance of restructuring accrual at December 31, 2006	$6,587	$4	$6,591
Restructuring charges	687	—	687
Cash payments	(3,287)	(4)	(3,291)
Adjustment of prior restructuring costs	278	—	278

Balance of restructuring accrual at December 31, 2007	$4,265	$—	$4,265
Restructuring charges (benefit)	(180)	141	(39)
Reversal of deferred rent related to facilities exited	111	—	111
Cash payments	(2,601)	—	(2,601)
Adjustment of prior restructuring costs	140	—	140

Balance of restructuring accrual at December 31, 2008	$1,735	$141	$1,876
Restructuring charges (benefit)	60	(4)	56
Cash payments	(635)	(137)	(772)
Adjustment of prior restructuring costs	74	—	74

Balance of restructuring accrual at December 31, 2009	$1,234	$—	$1,234

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Restructuring Charges (Continued)

        Of the remaining restructuring accrual of $1.2 million at December 31, 2009, $0.5 million and $0.7 million are included in accrued liabilities and other long-term liabilities, respectively, on the accompanying consolidated balance sheet. The accrued facility exit costs of $1.2 million are stated at estimated fair value, net of estimated sub-lease income of $2.2 million. Advent expects to pay the remaining obligations in connection with vacated facilities over the remaining lease terms, which will expire on various dates through 2012.

Note 8—Debt

        On February 14, 2007, Advent and certain of its subsidiaries entered into a senior secured credit facility agreement (the "Credit Facility") with Wells Fargo Foothill, Inc. (the "Lender") for a term of three years. Under the Credit Facility, the Lender provided the Company with a revolving line of credit up to an aggregate amount of $75.0 million to fund the repurchase of outstanding common stock, capital expenditures and general corporate requirements. The Company had the option of selecting an interest rate for any drawdown under the Credit Facility equal to either: (a) the Base Rate (Wells Fargo prime rate); or (b) the then applicable LIBOR Rate plus 1.50% per annum. The loan is secured by the Company's property and assets and is subject to a financial covenant. The financial covenant in the Credit Facility was limited to a maximum ratio of senior debt to earnings before interest, taxes, depreciation, and amortization (EBITDA), adjusted for cost capitalizations, extraordinary gains (losses) and non-cash stock-based employee compensation. Covenant testing would commence upon either the occurrence of an event of default or when excess availability, defined as the Credit Facility line of $75.0 million less amounts drawn, plus qualified cash and cash equivalents is less than $50.0 million.

        In November 2008, the Company drew down $25.0 million against its Credit Facility which bore interest at the Wells Fargo prime rate of 4.0%.

        In January 2009, the Company repaid $10.0 million of the debt under its Credit Facility. During February 2009, Advent elected to move from the Wells Fargo prime rate into a monthly LIBOR rate contract on the remaining $15.0 million which bears a rate of 0.45% plus an applicable margin of 1.50% for an all-in rate of 1.95%. During the second quarter of 2009, the Company repaid the remaining outstanding balance of $15.0 million. As of December 31, 2009, there were no outstanding borrowings under the Credit Facility and the Company was in compliance with all associated covenants.

        In February 2010, Advent's Credit Facility expired in accordance with the terms of the senior secured facility agreement with the Lender. Advent elected not to renew the Credit Facility as the Company determined its existing cash, cash equivalents, short-term and long-term marketable securities, together with cash expected to be generated from operations, would be sufficient to fund its operating activities, anticipated capital expenditures and authorized stock repurchases during 2010.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Income Taxes

        The components of income from continuing operations before income taxes were as follows (in thousands):

	Fiscal Years
	2009	2008	2007
US	$27,622	$20,257	$12,242
Foreign	1,497	916	308

Total	$29,119	$21,173	$12,550

        The components of the provision for income taxes included (in thousands):

	Fiscal Years
	2009	2008	2007
Current:
Federal	$783	$748	$748
State	1,194	820	323
Foreign	363	563	556
Deferred:
Federal	6,361	4,285	1,614
State	(539)	(2,390)	(461)
Foreign	183	(169)	(273)

Total	$8,345	$3,857	$2,507

        The effective income tax rate on earnings differed from the United States statutory tax rate as follows:

	Fiscal Years
	2009	2008	2007
Statutory federal rate	35.0%	35.0%	35.0%
State taxes	5.3	5.9	8.7
Stock compensation relating to incentive stock options and employee stock purchase plans	0.9	4.9	5.8
Research and other state tax credits	(10.2)	(22.7)	(22.7)
Change in valuation allowance	(2.9)	(6.5)	(11.9)
Reserve adjustment due to statute closing	—	(0.9)	—
Foreign taxes	0.3	1.5	1.5
Other, net	0.3	1.0	3.6

Effective income tax rate	28.7%	18.2%	20.0%

        As of December 31, 2009, Advent made no provision for a cumulative total of $7.3 million of undistributed earnings for certain non-US subsidiaries, which are deemed to be permanently reinvested.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Income Taxes (Continued)

        The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	December 31
	2009	2008
Current deferred tax assets (liabilities):
Deferred revenue	$2,408	$2,510
Other accrued liabilities and reserves	3,849	3,502
Stock compensation	8,870	6,146
Other	(46)	1,468
Valuation allowance	—	(1,168)

Total current	15,081	12,458

Non-current deferred tax assets (liabilities):
Depreciation and amortization	(1,392)	(2,297)
Net operating losses, capital losses and credit carryforwards	38,307	58,484
Other	4,888	3,672
Valuation allowance	(1,301)	(5,693)

Total non-current	40,502	54,166

Deferred tax assets	55,583	66,624
Deferred tax liabilities	—	—

Net deferred tax assets	$55,583	$66,624

        The Company maintains a valuation allowance against its deferred tax assets relating to investment reserves of $614,000 and certain state net operating losses of $687,000 as it believes that based upon the available evidence, it is more likely than not that these assets will not be realized. If it is determined in the future that it is more likely than not that these deferred tax assets will be realized, the valuation allowance will be reduced.

        At December 31, 2009, Advent had federal net operating loss carryforwards of approximately $71 million, which includes stock-based compensation deductions of $64 million. Utilization of these loss carryforwards, including losses obtained from acquisitions, is subject to certain limitations under the federal income tax laws. These net operating loss carryforwards expire between 2021 and 2027. Also at December 31, 2009, Advent had state net operating loss carryforwards in various states in which it files tax returns.

        Advent had federal research credits of $19.6 million which expire between 2012 and 2029. Advent also had California research credits of $15.4 million and California enterprise zone credits of $5.5 million which do not expire.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Income Taxes (Continued)

        The following table summarizes the activity relating to the Company's unrecognized tax benefits during 2009 and 2008 (in thousands):

Total
Balance at January 1, 2007	$4,930
Gross increases related to tax positions in prior period	66
Gross increases related to current period tax positions	926
Settlements with taxing authorities	(23)

Balance at December 31, 2007	$5,899
Gross increases related to tax positions in prior period	370
Gross increases related to current period tax positions	832
Settlements with taxing authorities	(197)

Balance at December 31, 2008	$6,904
Gross increases related to current period tax positions	563

Balance at December 31, 2009	$7,467

        If recognized, the portion of unrecognized tax benefits at December 31, 2009 that would decrease Advent's tax provision and increase net income is $6.2 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of the federal tax benefit of state income tax items. Advent recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within "Provision for income taxes" on the consolidated statement of operations. As of December 31, 2009, Advent has not accrued any interest or penalties as part of its ASC 740-10-25, "Income Taxes—Overall—Recognition", reserve as any reversal of uncertain tax positions would not result in the assessment of penalties or interest due to the Company's surplus of deferred tax assets that would offset any additional tax.

        Advent is subject to taxation in the US and various states and foreign jurisdictions. Advent is not under examination in any income tax jurisdiction at the present time and does not anticipate the total amount of its unrecognized tax benefits to significantly change over the next 12 months. The material jurisdictions that are subject to examination by tax authorities include federal for tax years after 2005 and California for tax years after 2004. During the year, New York concluded an income tax audit for tax years up through 2007 and there were no material income tax assessments. In March 2010, Advent was notified by the State of California that it will be undergoing a franchise tax examination for the 2006 and 2007 tax years.

Note 10—Commitments and Contingencies

  Lease Obligations

        Advent leases office space and equipment under non-cancelable operating lease agreements, which expire at various dates through June 2025. Some operating leases contain escalation provisions for adjustments in the consumer price index. Advent is responsible for maintenance, insurance, and property taxes.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Commitments and Contingencies (Continued)

        On October 1, 2009, Advent completed the sale of the Company's MicroEdge subsidiary. See Note 3, "Discontinued Operation," to the consolidated financial statements for a description of the principal terms of the divestiture. With the exception of the MicroEdge facilities in New York City, the lease obligations related to MicroEdge have been transferred to the Purchaser.

        On September 30, 2009, the Company entered into a definitive lease agreement with 1114 6th Avenue Co., LLC whereby the Company will lease approximately 31,000 square feet of office space at 1114 Avenue of the Americas in New York, New York (the "Grace Building"). The Company's contractual operating lease obligation under this agreement is approximately $30 million, payable over the fifteen-year term of the lease. Additionally, the Company anticipates approximately $8 million of leasehold improvements, of which $2 million will be funded by the Landlord and approximately $6 million will be paid directly by Advent. After completion of the improvements, currently estimated to be in the second fiscal quarter of 2010, the Company will relocate its New York City operations to the Grace Building facility.

        On December 28, 2009, the Company entered into a definitive lease agreement with Transwestern Broad Street, LLC whereby the Company will lease approximately 25,000 square feet of office space at 40 Broad Street in Boston, Massachusetts. The Company's contractual operating lease obligation under this agreement is approximately $8 million, payable over the ten-year term of the lease. Additionally, the Company anticipates approximately $7 million of leasehold improvements, of which $2 million will be funded by the Landlord and approximately $5 million will be paid directly by Advent. After completion of the improvements, currently estimated to be in the third fiscal quarter of 2010, the Company will relocate its Boston operations to the 40 Broad Street facility.

        Future minimum payments and receipts under the non-cancelable operating leases consisted of the following at December 31, 2009 (in thousands):

	Future
	Lease Payments	Sub-lease Income	Net Lease Payments
2009	$8,550	$1,236	$7,314
2010	8,364	800	7,564
2011	7,267	310	6,957
2012	6,368	—	6,368
2013	6,716	—	6,716
Thereafter	34,757	—	34,757

Total	$72,022	$2,346	$69,676

        Rent expense for fiscal 2009, 2008 and 2007 was $5.5 million, $5.0 million and $4.1 million, respectively, net of sub-lease income from non-restructured facilities of $22,000, $5,000 and $0 in fiscal 2009, 2008 and 2007, respectively.

Indemnifications

        As permitted or required under Delaware law and to the maximum extent allowable under that law, Advent has certain obligations to indemnify its current and former officers and directors for certain events or occurrences while the officer or director is, or was serving, at Advent's request in such capacity. These indemnification obligations are valid as long as the director or officer acted in good

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Commitments and Contingencies (Continued)

faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments Advent could be required to make under these indemnification obligations is unlimited; however, Advent has a director and officer insurance policy that mitigates Advent's exposure and enables Advent to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification obligations is minimal.

Legal Contingencies

        On March 8, 2005, certain of the former shareholders of Kinexus and the shareholders' representative filed suit against Advent in the Delaware Chancery Court. The complaint alleges that Advent breached the Agreement and Plan of Merger dated as of December 31, 2001 pursuant to which Advent acquired all of the outstanding shares of Kinexus due principally to the fact that no amount was paid by Advent on an earn-out of up to $115 million. The earn-out, which was payable in cash or stock at the election of Advent, was based upon Kinexus meeting certain revenue targets in both 2002 and 2003. The complaint seeks unspecified compensatory damages, an accounting and restitution for unjust enrichment. Advent advised the shareholders' representative in January 2003 that the earn-out terms had not been met in 2002 and accordingly no earn-out was payable for 2002 and would not be payable for 2003. There has been no further activity in this case since additional document discovery and interrogatory answers were provided by the parties in December 2008. Advent disputes the plaintiff's claim and believes that it has meritorious defenses and intends to vigorously defend this action. Management has not determined that any potential loss associated with this litigation is either probable or reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

        From time to time, Advent is involved in claims and legal proceedings that arise in the ordinary course of business. Based on currently available information, management does not believe that the ultimate outcome of these unresolved matters, individually and in the aggregate, is likely to have a material adverse effect on the Company's financial position or results of operations. However, litigation is subject to inherent uncertainties and the Company's view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company's financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Stock-Based Compensation

Stock-Based Compensation Expense

        Stock-based compensation expense related to stock options, stock appreciation rights ("SARs"), employee stock purchase plan ("ESPP") shares, and restricted stock units ("RSUs") was recognized on Advent's consolidated statement of operations for fiscal 2009, 2008 and 2007 as follows (in thousands):

	Fiscal Years
	2009			2008			2007
	Options, SARs ESPP(1)	RSUs	Total	Options, SARs ESPP(1)	RSUs	Total	Options, SARs ESPP(1)	RSUs	Total
Statement of operations classification
Cost of term license, maintenance and other recurring revenues	$985	$712	$1,697	$748	$535	$1,283	$779	$318	$1,097
Cost of professional services and other revenues	799	470	1,269	724	362	1,086	477	257	734

Total cost of revenues	1,784	1,182	2,966	1,472	897	2,369	1,256	575	1,831
Sales and marketing	3,274	2,116	5,390	3,512	1,194	4,706	3,096	867	3,963
Product development	2,148	2,709	4,857	2,133	1,682	3,815	1,990	1,008	2,998
General and administrative	3,180	1,769	4,949	4,176	1,042	5,218	3,408	686	4,094

Total operating expenses	8,602	6,594	15,196	9,821	3,918	13,739	8,494	2,561	11,055

Total stock-based employee compensation expense	$10,386	$7,776	$18,162	$11,293	$4,815	$16,108	$9,750	$3,136	$12,886

Tax effect on stock-based employee compensation	(4,091)	(3,131)	(7,222)	(3,753)	(1,965)	(5,718)	(3,657)	(1,242)	(4,899)

Effect on net income from continuing operations, net of tax	$6,295	$4,645	$10,940	$7,540	$2,850	$10,390	$6,093	$1,894	$7,987

Effect on net income from discontinued operation, net of tax	$76	$128	$204	$286	$173	$459	$206	$100	$306

Effect on net income, net of tax	$6,371	$4,773	$11,144	$7,826	$3,023	$10,849	$6,299	$1,994	$8,293

(1)
Represents the stock-based compensation expense impact of adopting ASC 718 on January 1, 2006.

        Advent capitalized stock-based compensation expense of $228,000, $313,000 and $369,000 during fiscal 2009, 2008 and 2007, respectively, associated with the Company's software development, internal-use software and professional services implementation projects.

        As of December 31, 2009, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimated forfeitures, was $27.3 million and is expected to be recognized through the remaining vesting period of each grant. As of December 31, 2009, the weighted average remaining period was 2.5 years.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Stock-Based Compensation (Continued)

Valuation Assumptions

        Advent uses the Black-Scholes option pricing model to determine the fair value of equity compensation awards (stock options, RSUs and SARs and employee stock purchase plan shares, consistent with the provisions of ASC 718, "Compensation—Stock Compensation".

        The fair value of each equity award grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions:

Fiscal Years
	2009	2008	2007
Stock Options / Stock Appreciation Rights
Risk-free interest rate	1.8% - 3.0%	2.0% - 3.9%	3.7% - 5.2%
Volatility	38.5% - 57.7%	41.8% - 56.4%	32.9% - 39.7%
Expected life	4 - 5 years	4 - 6 years	4 - 5 years
Expected dividends	None	None	None
Employee Stock Purchase Plan*
Risk-free interest rate	0.2% - 0.4%	0.4% - 3.4%	3.4% - 5.0%
Volatility	29.5% - 72.8%	43.8% - 72.8%	35.5% - 43.8%
Expected life	6 months	6 months	6 months
Expected dividends	None	None	None

*
The ESPP periods begin every six months in the second and fourth quarter of each year.

        The expected stock price volatility for fiscal 2009, 2008 and 2007 was determined based on an equally weighted average of historical and implied volatility of the Company's common stock. Advent determined that a blend of implied volatility and historical volatility is more reflective of the market conditions and a better indicator of expected volatility than using purely historical volatility. The expected life for fiscal 2009, 2008 and 2007 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the US Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or SAR. The dividend yield assumption is based on the Company's history of not paying dividends and the resultant future expectation of zero dividend payouts.

        The fair value of RSUs on the date of grant is the Advent closing share price.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Stock-Based Compensation (Continued)

Equity Award Activity

        A summary of the status of the Company's stock option, SAR and warrant activity for the total Company for the period presented is as follows (in thousands, except weighted average exercise price):

	2009		2008		2007
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,093	$28.26	3,818	$24.61	5,292	$20.08
Options and SARs granted	628	$32.09	926	$41.68	731	$37.79
Options and SARs exercised	(538)	$21.16	(420)	$18.15	(1,735)	$16.19
Options, SARs and warrants canceled	(238)	$39.90	(231)	$40.09	(470)	$25.16

Outstanding at end of year	3,945	$29.14	4,093	$28.26	3,818	$24.61

Exercisable at end of year	2,458	$25.85	2,416	$23.92	2,044	$21.19

        The aggregate intrinsic value of options and SARs outstanding and exercisable as of December 31, 2009 was $47.8 million and $37.6 million, respectively. The intrinsic value is calculated as the difference between the Company's closing stock price of $40.73 as of December 31, 2009 and the exercise price of the underlying awards for options or SARs that were in-the-money as of that date.

        The weighted average grant date fair value of options and SARs granted for the total Company (as determined under ASC 718), total intrinsic value of options and SARS exercised and cash received from option exercises during fiscal 2009, 2008 and 2007 were as follows (in thousands, except weighted average grant date fair value):

	2009	2008	2007
Options and SARs
Weighted average grant date fair value	$14.73	$18.04	$13.49
Total intrinsic value of awards exercised	$7,992	$9,341	$43,825
Options
Cash received from exercises	$8,637	$6,095	$27,475

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Stock-Based Compensation (Continued)

        The options and SARs outstanding and currently exercisable for the total Company by exercise price at December 31, 2009 were as follows:

	Options and SARs Outstanding			Options and SARs Exercisable
Exercise Price	Number of Shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$13.92 - $17.95	489	4.66	$17.51	435	$17.50
$18.06 - $18.25	404	4.50	$18.18	401	$18.18
$18.70 - $20.10	401	3.09	$19.11	401	$19.11
$20.16 - $27.46	400	5.79	$23.87	274	$23.60
$27.55 - $31.47	399	6.76	$28.98	237	$28.48
$31.60 - $32.41	458	8.85	$32.30	67	$31.67
$32.60 - $37.14	608	7.15	$35.67	295	$35.71
$37.72 - $41.76	553	7.31	$40.93	238	$40.65
$42.17 - $56.88	232	6.90	$48.01	109	$49.19
$60.38 - $60.38	1	0.87	$60.38	1	$60.38

As of December 31, 2009	3,945	6.18	$29.14	2,458	$25.85

Expected to vest at December 31, 2009	3,755	6.05	$28.83

        The aggregate intrinsic value of options and SARs expected to vest at December 31, 2009 was $46.6 million.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Stock-Based Compensation (Continued)

        The equity awards available for grant for the total Company for the periods presented were as follows (in thousands):

	Fiscal Years
	2009	2008	2007
Beginning balance	1,361	1,507	2,138
Awards authorized	1,800	944	—
Options and SARs granted	(628)	(926)	(730)
Options and SARs canceled	238	231	467
Options expired	(1)	—	(80)
SARs exercised, settled for taxes or proceeds, and returned to plan	—	24	17
RSUs granted	(212)	(280)	(356)
RSUs vested, settled for taxes and returned to plan	—	—	1
RSUs canceled	63	33	50
RSU adjustment(1)(2)	(76)	(172)	—

Ending balance	2,545	1,361	1,507

(1)
Effective with our 2002 Stock Plan amended on April 1, 2009, awards of restricted stock, restricted stock units, performance shares or performance units reduce the number of shares available under the Plan by 1.52 shares for each share covered by such awards.

(2)
Effective with our 2002 Stock Plan amended on April 1, 2008, awards of restricted stock, restricted stock units, performance shares or performance units reduce the number of shares available under the Plan by 1.75 shares for each share covered by such awards.

        During fiscal 2009, 2008 and 2007, the Company granted RSUs under its 2002 Stock Plan. A summary of RSU activity for the total Company during for 2009, 2008 and 2007 is as follows:

	2009		2008		2007
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding and unvested at beginning of period	700	$37.89	571	$34.62	266	$29.81
RSUs granted	212	$32.99	280	$41.17	356	$37.92
RSUs vested	(164)	$37.78	(118)	$29.83	(1)	$28.18
RSUs canceled	(63)	$38.68	(33)	$37.92	(50)	$32.78

Outstanding and unvested at end of period	685	$36.33	700	$37.89	571	$34.62

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Stock-Based Compensation (Continued)

        The weighted average grant date fair value was determined based on the closing market price of the Company's common stock on the date of the award. Aggregate intrinsic value of RSUs outstanding at December 31, 2009 was $27.9 million, based on the closing price of $40.73 per share as of December 31, 2009.

Description of Plans

  Stock Option Plans

        Advent has equity awards outstanding under three stock option plans, the 2002 Stock Plan (the "Plan"), the 1998 Non-statutory Stock Option Plan (the "Non-statutory Plan") and the 1995 Director Option Plan (the "Director Plan").

        The Plan.    On May 13, 2009 the Company's stockholders approved the amendment and restatement of Advent's 2002 Stock Plan, originally approved by the Board of Directors (the "Board") and stockholders in February and May, respectively, of 2002. Under the Plan, the Company may grant options to purchase common stock to employees, consultants and directors. The Plan also permits the award of restricted stock, RSUs, SARs, performance shares, and performance units.

        Options granted may be incentive stock options or non-statutory stock options and shall be granted at a price not less than fair market value on the date of grant. Fair market value (as defined in the Plan) and the vesting of these options shall be determined by the Board. The options generally vest over 5 years (for grants prior to February 2009) or 4 years (for grants after February 2009) and expire no later than 10 years from the date of grant. Upon exercise, stock options will be settled in shares of Advent common stock.

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

        A SAR is the right to receive the appreciation in fair market value of common stock between the exercise date and the date of grant. SARs generally vest over 5 years (for grants prior to February 2009) or 4 years (for grants after February 2009) and expire no later than 10 years from the date of grant. Upon exercise, SARs will be settled in shares of Advent common stock.

        Unvested RSUs, stock options and SARs are canceled on termination of employment and returned to the Plan.

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Stock-Based Compensation (Continued)

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Stock-Based Compensation (Continued)

  2005 ESPP

        On May 18, 2005, Advent's shareholders approved the 2005 ESPP with 2,000,000 shares of common stock reserved for issuance. The following table summarizes the Company's issuance of common stock for the total Company under the 2005 ESPP:

	Fiscal Years
	2009	2008	2007
Common shares issued	276,410	199,381	126,978
Average price	$20.33	$25.17	$30.81

        As of December 31, 2009, common shares of 1,214,282 were reserved for future issuance under the 2005 ESPP.

  401(k) Plan

        Advent sponsors a 401(k) Plan to provide retirement benefits for its US employees. This Plan provides for tax-deferred salary deductions for eligible employees. Employees may contribute between 1% and 70% of their compensation to this Plan, limited by an annual maximum amount as determined by the Internal Revenue Service. The Company also makes a 50% matching contribution of up to 6% of employee compensation. The Company's matching contributions to this plan totaled $3.1 million, $2.8 million, and $2.4 million for fiscal 2009, 2008 and 2007, respectively. In addition to the employer matching contribution, Advent may make profit sharing contributions at the discretion of the Board of Directors. Advent did not make any profit sharing contributions in fiscal 2009, 2008 or 2007.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Net Income per Share

        The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Fiscal Years
	2009	2008	2007
Numerator:
Net income:
Continuing operations	$20,774	$17,316	$10,043
Discontinued operation	16,109	1,579	2,588

Total operations	$36,883	$18,895	$12,631

Denominator:
Denominator for basic net income per share-weighted average shares outstanding	25,450	26,640	26,495
Dilutive common equivalent shares: Employee stock options and other	1,004	1,253	1,572

Denominator for diluted net income per share-weighted average shares outstanding, assuming exercise of potential dilutive common shares	26,454	27,893	28,067

Basic:
Continuing operations	$0.82	$0.65	$0.38
Discontinued operation	0.63	0.06	0.10

Total operations	$1.45	$0.71	$0.48

Diluted:
Continuing operations	$0.79	$0.62	$0.36
Discontinued operation	0.61	0.06	0.09

Total operations	$1.39	$0.68	$0.45

        Weighted average stock options, SARs and RSUs of approximately 1.9 million, 1.6 million and 0.7 million were excluded from the computation of diluted net income per share for fiscal 2009, 2008 and 2007, respectively, because their inclusion would have been anti-dilutive.

Note 13—Common Stock Repurchase Programs

        Advent's Board has approved common stock repurchase programs authorizing management to repurchase shares of the Company's common stock. The timing and actual number of shares subject to repurchase have been made at the discretion of Advent's management and are contingent on a number of factors and limitations, including the price of Advent's stock, corporate and regulatory requirements, alternative investment opportunities and other market conditions. The stock repurchase programs specify a maximum number of shares subject to repurchase, do not have an expiration date and may be

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Common Stock Repurchase Programs (Continued)

limited or terminated at any time without prior notice. Repurchased shares are returned to the status of authorized and un-issued shares of common stock.

        The following is a summary of the repurchase programs authorized by Advent's Board since fiscal 2007 (in thousands):

Date of Authorization	Number of Shares Authorized
February 2007	2,250
May 2008	1,000
October 2008	3,000

Total	6,250

        The following is a summary of the Company's repurchase activity by year since fiscal 2007 (in thousands, except per share data):

Fiscal Year	Total Number of Shares Repurchased	Cost	Average Price Paid Per Share
2007	2,580	$91,157	$35.33
2008	2,331	$61,572	$26.42
2009	690	$14,578	$21.13

Total	5,601	$167,307	$29.87

        At December 31, 2009, there remained approximately 1.0 million shares authorized by the Board for repurchase.

        In addition to the above, Advent has withheld shares through net share settlements upon the vesting of restricted stock units and the exercise of stock-settled stock appreciation rights under its equity compensation plan to satisfy tax withholding obligations.

Note 14—Segment, Significant Customer and Geographical Information

  Description of Segments

        ASC 280, "Segment Reporting" establishes standards for reporting information about operating segments in a company's financial statements. Advent's organizational structure is based on a number of factors that the chief operating decision maker ("CODM") uses to evaluate, view and run its business operations which include, but are not limited to, customer base, homogeneity of products and technology. Advent's operating segments are based on this organizational structure and information reviewed by Advent's CODM to evaluate the operating segment results.

        Historically, the Company determined that its operations were organized into two reportable segments: Advent Investment Management and MicroEdge. On October 1, 2009, Advent completed the sale its MicroEdge subsidiary pursuant to an Agreement entered into on July 27, 2009. Accordingly, the results of MicroEdge have been classified as a discontinued operation in the consolidated financial

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Segment, Significant Customer and Geographical Information (Continued)

statements for all periods presented. The Company now operates under a single reportable segment, Advent Investment Management. See Note 3, "Discontinued Operation", for further information regarding the divestiture of MicroEdge.

  Segment Data

        The results of the operating segments are derived directly from Advent's internal management reporting system. The accounting policies used to derive operating segment results are substantially the same as those used by the consolidated company. Management measures the performance of each operating segment based on several metrics, including income from operations. These results are used, in part, to evaluate the performance of, and to assign resources to, each of the operating segments. Certain operating expenses, including stock-based compensation, amortization of developed technology and other intangibles and acquired in-process research and development, which Advent manages separately at the corporate level, are not allocated to the operating segments. Advent does not separately accumulate and review asset information by segment.

        Segment information for the periods presented is as follows (in thousands):

	Fiscal Years
	2009	2008	2007
Net revenues:
Advent Investment Management	$259,508	$237,884	$191,490
Other	—	—	80

Total net revenues	$259,508	$237,884	$191,570

Income from continuing operations:
Advent Investment Management	$53,325	$38,724	$23,750
Other	—	—	80
Unallocated corporate operating costs and expenses:
Stock-based compensation	(18,162)	(16,108)	(12,886)
Amortization of developed technology	(5,618)	(3,061)	(1,412)
Amortization of other intangibles	(1,666)	(1,160)	(1,444)
Acquired in-process research and development	—	(400)	—

Total income from continuing operations	$27,879	$17,995	$8,088

        Since 2007, all depreciation expense is associated with the Advent Investment Management segment and was $9.4 million, $8.4 million and $7.2 million in 2009, 2008 and 2007, respectively.

  Significant Customers

        No single customer represented 10% or more of Advent's total net revenues in any fiscal year presented.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Segment, Significant Customer and Geographical Information (Continued)

  Geographic Information

        Geographical information as of and for the periods presented is as follows (in thousands):

	December 31
	2009	2008
Long-lived assets(1):
United States	$42,346	$48,833
International	1,241	1,237

Total long-lived assets	$43,587	$50,070

	Fiscal Years
	2009	2008	2007
Geographic net sales(2):
United States	$226,860	$203,649	$164,947
International	32,648	34,235	$26,623

Total net sales	$259,508	$237,884	$191,570

(1)
Long-lived assets exclude goodwill, intangible assets, private equity investments and deferred tax assets.

(2)
Geographic net sales are based on the location to which the product is shipped. International sales denotes products shipped to EMEA.

Note 15—Fair Value Measurements

        Effective January 1, 2008, Advent implemented ASC 820, "Fair Value Measurements and Disclosures" for the Company's financial assets and liabilities that are measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with supplemental guidance issued by the FASB in February 2008, the Company elected to defer implementation of ASC 820 as it relates to non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009.

        The adoption of ASC 820 to Advent's financial assets and liabilities and non-financial assets and liabilities that are measured and reported at fair value at least annually did not have an impact on the Company's financial results.

        ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Fair Value Measurements (Continued)

assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

        This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining inputs and determining fair value. The Company measures certain financial assets and liabilities at fair value on a recurring basis and the fair value of these certain financial assets was determined using the following inputs as of December 31, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money Market Funds(1)	$49,645	$49,645	$—	$—
US government debt securities(2)	39,505	39,505	—	—
Corporate debt securities(2)	20,263	—	20,263	—

Total	$109,413	$89,150	$20,263	$—

(1)
Included in cash and cash equivalents on the Company's consoldiated balance sheets

(2)
Included in marketable securities (short or long-term) on the Company's consolidated balance sheets

        Money market funds consist of cash equivalents with remaining maturities of three months or less at the date of purchase and are composed primarily of US government and treasury obligation money market mutual funds. Our US government debt securities are securities sponsored by the federal government. The fair value of the money market funds and US government debt securities are determined through market, observable and corroborated sources. The fair value of the corporate debt securities are determined using observable inputs, including interest rate curves, credit spreads and volatilities. Advent does not have any significant assets that utilize unobservable or Level 3 inputs.

        The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities approximate fair value based on the short-term maturities of these instruments. At December 31, 2009, the Company had no debt outstanding.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Fair Value Measurements (Continued)

        Non-marketable investments, which totaled $0.5 million at December 31, 2009, represent the Company's investments in a privately held company. Non-marketable investments are priced at the lower of cost or fair value and reviewed for impairment due to an absence of market activity and market data, and are not reported in the above table of assets measured at fair value as of December 31, 2009.

Note 16—Subsequent Events

        In accordance with ASC 855, "Subsequent Events" the Company evaluated subsequent events after the balance sheet date of December 31, 2009 through March 12, 2010, which is the date the financial statements were issued.

        From January 1, 2010 through March 12, 2010, the Company repurchased approximately 140,000 shares of stock, under the repurchase program that was approved by the Board of Directors on October 30, 2008, at an average price of $40.93.

        In February 2010, Advent's Credit Facility expired in accordance with the terms of the senior secured facility agreement with Wells Fargo Foothill, Inc. Advent elected not to renew the Credit Facility as the Company determined its existing cash, cash equivalents, short-term and long-term marketable securities, together with cash expected to be generated from operations, would be sufficient to fund its operating activities, anticipated capital expenditures and potential stock repurchases.

        In March 2010, the Company's wholly-owned Norwegian subsidiary, Advent Norway AS, acquired the entire share capital of Goya AS, a Norwegian software company that provides transfer agency-related solutions to mutual fund managers and mutual fund distributors. Cash consideration of approximately $5 million was paid upon closing in March 2010.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Subsequent Events (Continued)

Supplementary Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2009(1)(2):
Net revenues	$66,325	$63,068	$63,782	$66,333
Gross margin	$45,408	$42,695	$42,753	$46,107
Income from continuing operations	$8,388	$7,226	$5,837	$6,428
Net income from continuing operations	$5,363	$7,159	$3,902	$4,350
Net income from discontinued operation	$866	$863	$770	$13,610
Net income	$6,229	$8,022	$4,672	$17,960
Basic net income per share:
Continuing operations	$0.21	$0.28	$0.15	$0.17
Discontinued operation	$0.03	$0.03	$0.03	$0.53
Total operations	$0.25	$0.32	$0.18	$0.70
Diluted net income per share:
Continuing operations	$0.21	$0.27	$0.15	$0.16
Discontinued operation	$0.03	$0.03	$0.03	$0.50
Total operations	$0.24	$0.31	$0.18	$0.67
2008(1)(3)(4):
Net revenues	$55,264	$57,979	$58,152	$66,489
Gross margin	$37,614	$38,925	$35,887	$43,953
Income from continuing operations	$3,779	$4,822	$3,184	$6,210
Net income from continuing operations	$2,675	$7,182	$1,823	$5,636
Net income (loss) from discontinued operation	$(40)	$173	$889	$557
Net income	$2,635	$7,355	$2,712	$6,193
Basic net income (loss) per share:
Continuing operations	$0.10	$0.27	$0.07	$0.21
Discontinued operation	$(0.00)	$0.01	$0.03	$0.02
Total operations	$0.10	$0.28	$0.10	$0.23
Diluted net income (loss) per share:
Continuing operations	$0.10	$0.26	$0.06	$0.21
Discontinued operation	$(0.00)	$0.01	$0.03	$0.02
Total operations	$0.09	$0.26	$0.10	$0.23

(1)
On October 1, 2009, Advent completed the sale of its MicroEdge segment. Accordingly, the results of MicroEdge have been reclassified as a discontinued operation for all periods presented.

(2)
In the second quarter of 2009, Advent recorded a gain on sale of its private equity investment of $2.1 million.

(3)
In the second quarter of 2008, Advent recorded a gain on sale of its private equity investment of $3.4 million.

(4)
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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures

        The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management evaluated, with the participation of the Principal Executive Officer and Principal Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management's annual report on internal control over financial reporting

        See "Management's Report on Internal Control over Financial Reporting" on page 74.

Changes in internal control over financial reporting

        There were no changes in our internal control over financial reporting which were identified in connection with the evaluation required by Rule 13a-15(e) of the Exchange Act that occurred during the fourth quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, Advent's internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information on Directors appearing under the heading "Corporate Governance", "Corporate Governance and Nominating Committee Matters" and "Proposal No. 1: Election of Directors" in the Notice of the 2010 Annual Meeting of Stockholders and 2010 Proxy Statement, to be filed pursuant to Rule 14a-6(b) under the Securities and Exchange Act of 1934 (the "Exchange Act"), in connection with the Company's 2010 Annual Meeting of Stockholders (the "2010 Proxy Statement"), is incorporated by reference in this Annual Report on Form 10-K. Information required by this Item related to the executive officers can be found in the section captioned "Executive Officers of the Registrant" under Part I, "Item 1. Business" of this Annual Report on Form 10-K, and is also incorporated herein by reference. Information required by this Item regarding any material changes to the process by which security holders may recommend nominees to the Board of Directors appears under the heading "Procedural Matters" in our 2010 Proxy Statement and is incorporated herein by reference.

        The information contained under the heading "Beneficial Ownership Reporting Compliance Section 16(a)" in the 2010 Proxy Statement are incorporated by reference in this Annual Report on Form 10-K.

        The current members of the audit committee are Christine S. Manfredi, James D. Kirsner and Wendell Van Auken (Chair), each of whom is "independent" as defined by current Nasdaq listing standards. The Board has determined that all members of the audit committee are financial experts as defined by Item 401(h) of Regulation S-K of the Exchange Act.

        The Company has a code of business ethics and conduct that applies to all of the Company's employees, including its Principal Executive Officer, Principal Financial Officer and its Board of Directors. A copy of this code, "Code of Business Ethics and Conduct", is available on the Company's website at http://investor.advent.com/phoenix.zhtml?c=96626&p=irol-govHighlights.

        The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website.

Item 11.    Executive Compensation

        Information required by this Item is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders, where it is included under the caption "Compensation Committee Matters."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required by this Item is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders, where it is included under the captions "Beneficial Security Ownership of Management and Certain Beneficial Owners," and "Equity Compensation Plan Information."

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required by this Item is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders, where it is included under the caption "Certain Relationships and Related Transactions" and "Corporate Governance."

Item 14.    Principal Accountant Fees and Services

        Information required by this Item is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders, where it is included under the caption "Fees to Independent Registered Public Accounting Firm."

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  The following documents are filed as part of this Report

  1.
  Financial Statements

        The following are included in Item 8:

    2.
    Financial Statement Schedules

        The following financial statement schedule for the years ended December 31, 2009, 2008 and 2007 should be read in conjunction with the consolidated financial statements of Advent Software, Inc. filed as part of this Annual Report on Form 10-K:

Schedule II
ADVENT SOFTWARE, INC
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2009, 2008 and 2007

	Balance at Beginning of Period	Additions (Reductions) Charged to Expense	Write-offs / Adjustments		Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
2007	$270	$79	$168		$181
2008	$181	$327	$161		$347
2009	$347	$215	$295		$267
Allowance for sales returns:
2007	$2,135	$118	$168		$2,085
2008	$2,085	$219	$—		$2,304
2009	$2,304	$315	$—		$2,619
Deferred tax asset valuation allowance:
2007	$11,576	$(3,065)	$2,474		$6,037
2008	$6,037	$(344)	$(1,168	)(1)	$6,861
2009	$6,861	$(5,560)	$—		$1,301

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

    3.
    Exhibits

    The following exhibits are filed as a part of, or incorporated by reference into this Form 10-K:

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
2.1	Agreement and Plan of Merger by and among Advent Software, Inc. ("Advent"), Kayak Acquisition Corp., and Kinexus Corporation dated as of December 31, 2001	8-K	3/1/2002	2.1
2.2	Agreement and Plan of Reorganization by and among the Registrant, Tamale Software, Inc., Tenor Corporation and Tenor LLC dated as of September 4, 2008	8-K	9/5/2008	2.1
2.3	Agreement and Plan of Merger by and among MicroEdge Holdings, LLC, MicroEdge Merger Sub, LLC, MicroEdge, Inc., Advent Software, Inc., and with respect to Articles VII, VIII and IX only, U.S. Bank National Association as Escrow Agent, dated July 27, 2009	8-K	7/28/2009	2.1
3.1	Second Amended and Restated Certificate of Incorporation of Registrant	10-K	3/12/2001	3.1
3.2	Amended and Restated Bylaws of Registrant	8-K	2/18/2010	3.1
4.1	Specimen Common Stock Certificate of Registrant	SB-2	11/15/1995	***
10.1	Form of Indemnification Agreement for Executive Officers and Directors*	SB-2	11/15/1995	***
10.2	1992 Stock Plan, as amended*	S-8	5/28/1999	4.1
10.3	1993 Profit Sharing & Employee Savings Plan, as amended*	SB-2	11/15/1995	***
10.4	1995 Employee Stock Purchase Plan*	SB-2	11/15/1995	***
10.5	1995 Director Option Plan*	S-8	8/11/2000	4.1
10.6	2002 Stock Option Plan, as amended*	DEF 14A	4/22/2005	Appendix B
10.7	Office Lease dated July 22, 1999, between 405 Lexington, L.L.C. and Advent for facilities located at 666 Third Avenue in New York, New York	10-K	3/17/2000	10.15
10.8	2005 Employee Stock Purchase Plan*	DEF 14A	4/22/2005	Appendix A
10.9	Office Lease dated January 6, 2006, between Toda Development, Inc. and Advent for facilities located at 600 Townsend Street in San Francisco, California.	8-K	1/12/2006	10.1

Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
10.10	Executive Severance Plan dated March 14, 2006*	10-K	3/31/2006	10.13
10.11	Summary of Plan Terms for 2008 Executive Short-Term Incentive Plan*	8-K	2/5/2008	10.1
10.12	2002 Stock Plan, as amended	DEF 14A	4/4/2008	Appendix A
10.13	Summary of Plan Terms for 2009 Executive Short-Term Incentive Plan*	8-K	1/26/2009	10.1
10.14	Office Lease dated September 30, 2009 between 1114 6th Avenue Co. LLC and Advent for facilities located at 1114 Avenue of the Americas in New York, New York.	8-K	10/6/2009	10.1
10.15	2002 Stock Plan, as amended	DEF 14A	4/1/2009	Appendix A
10.16	Description of Director Compensation				X
10.17	Summary of Plan Terms for 2010 Executive Short-Term Incentive Plan*	8-K	2/18/2010	10.1
21.1	Subsidiaries of Advent				X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included on page 130 of this Form 10-K)				X
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002				X

*
Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

**
Confidential treatment requested as to certain portions of this exhibit.

***
Incorporated by reference to the exhibit filed with Advent's registration statement filed on Form SB-2 (commission file number 33-97912-LA), declared effective on November 15, 1995.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 12th day of March, 2010.

ADVENT SOFTWARE, INC.
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

Signature	Title	Date

/s/ STEPHANIE G. DIMARCO Stephanie G. DiMarco	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2010
/s/ JAMES S. COX James S. Cox	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2010
/s/ A. GEORGE BATTLE A. George Battle	Director	March 12, 2010
/s/ JAMES D. KIRSNER James D. Kirsner	Director	March 12, 2010
/s/ CHRISTINE S. MANFREDI Christine S. Manfredi	Director	March 12, 2010
/s/ JAMES P. ROEMER James P. Roemer	Director	March 12, 2010
/s/ JOHN H. SCULLY John H. Scully	Chairman of the Board	March 12, 2010
/s/ WENDELL G. VAN AUKEN Wendell G. Van Auken	Director	March 12, 2010