Form 10-Q
period 2010-03-31
ADVENT SOFTWARE INC /DE/
filed 2010-05-10
CIK 1002225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010

or

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

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2010 was 25,772,552.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31	December 31
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$52,015	$57,877
Short-term marketable securities	50,952	31,273
Accounts receivable, net	42,473	44,246
Deferred taxes, current	15,155	15,081
Prepaid expenses and other	21,262	22,350
Current assets of discontinued operation	97	494
Total current assets	181,954	171,321
Property and equipment, net	35,712	33,945
Goodwill	145,635	144,827
Other intangibles, net	24,596	22,965
Long-term marketable securities	9,070	28,495
Deferred taxes, long-term	40,503	40,502
Other assets	9,396	10,142
Noncurrent assets of discontinued operation	2,095	2,095

Total assets	$448,961	$454,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,175	$4,708
Accrued liabilities	24,673	31,066
Deferred revenues	136,563	140,186
Income taxes payable	3,580	1,616
Current liabilities of discontinued operation	281	719
Total current liabilities	174,272	178,295
Deferred revenue, long-term	5,626	5,879
Other long-term liabilities	13,779	12,969
Noncurrent liabilities of discontinued operation	5,149	5,115

Total liabilities	198,826	202,258

Commitments and contingencies (See Note 12)

Stockholders’ equity:
Common stock	258	259
Additional paid-in capital	390,427	386,623
Accumulated deficit	(148,823)	(145,584)
Accumulated other comprehensive income	8,273	10,736
Total stockholders’ equity	250,135	252,034

Total liabilities and stockholders’ equity	$448,961	$454,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31
	2010	2009

Net revenues:
Term license, maintenance and other recurring	$58,851	$56,307
Perpetual license fees	2,302	2,685
Professional services and other	5,535	7,333

Total net revenues	66,688	66,325

Cost of revenues:
Term license, maintenance and other recurring	12,427	11,345
Perpetual license fees	73	112
Professional services and other	6,584	8,055
Amortization of developed technology	1,516	1,405

Total cost of revenues	20,600	20,917

Gross margin	46,088	45,408

Operating expenses:
Sales and marketing	16,860	15,779
Product development	12,061	12,119
General and administrative	9,551	8,639
Amortization of other intangibles	315	439
Restructuring charges	29	44

Total operating expenses	38,816	37,020

Income from continuing operations	7,272	8,388

Interest and other income (expense), net	(706)	(372)

Income from continuing operations before income taxes	6,566	8,016
Provision for income taxes	2,323	2,653

Net income from continuing operations	$4,243	$5,363

Discontinued operation:
Net income (loss) from discontinued operation (net of applicable taxes of $(33) and $594, respectively)	(48)	866

Net income	$4,195	$6,229

Basic net income (loss) per share:
Continuing operations	$0.16	$0.21
Discontinued operation	(0.00)	0.03
Total operations	$0.16	$0.25

Diluted net income (loss) per share:
Continuing operations	$0.16	$0.21
Discontinued operation	(0.00)	0.03
Total operations	$0.15	$0.24

Weighted average shares used to compute net income per share:
Basic	25,874	25,249
Diluted	27,138	25,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31
	2010	2009
Cash flows from operating activities:
Net income	$4,195	$6,229
Adjustment to net income for discontinued operation	48	(866)
Net income from continuing operations	4,243	5,363

Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Stock-based compensation	4,285	3,893
Depreciation and amortization	4,331	4,149
Loss on dispositions of fixed assets	—	28
Provision for doubtful accounts	25	187
Provision for (reduction of) sales returns	(168)	809
Deferred income taxes	(9)	(34)
Other	111	95
Effect of statement of operations adjustments	8,575	9,127
Changes in operating assets and liabilities:
Accounts receivable	2,031	748
Prepaid and other assets	1,692	2,197
Accounts payable	4,435	627
Accrued liabilities	(6,404)	(3,156)
Deferred revenues	(3,974)	(6,379)
Income taxes payable	1,938	2,300
Effect of changes in operating assets and liabilities	(282)	(3,663)

Net cash provided by operating activities from continuing operations	12,536	10,827

Cash flows from investing activities:
Cash used in acquisitions, net of cash acquired	(4,719)	—
Purchases of property and equipment	(4,308)	(793)
Capitalized software development costs	(1,197)	—
Purchases of marketable securities	(3,000)	—
Sales and maturities of marketable securities	3,000	—

Net cash used in investing activities from continuing operations	(10,224)	(793)

Cash flows from financing activities:
Proceeds from common stock issued from exercises of stock options	3,113	1,339
Withholding taxes related to equity award net share settlement	(534)	(1,473)
Repurchase of common stock	(10,542)	(14,578)
Repayment of long-term borrowing	—	(10,000)

Net cash used in financing activities from continuing operations	(7,963)	(24,712)

Net cash transferred (to) from discontinued operation	(54)	3,874

Effect of exchange rate changes on cash and cash equivalents	(157)	(118)

Net change in cash and cash equivalents from continuing operations	(5,862)	(10,922)
Cash and cash equivalents of continuing operations at beginning of period	57,877	45,098

Cash and cash equivalents of continuing operations at end of period	$52,015	$34,176

Supplemental disclosure of cash flow information
Cash flow from discontiued operation:
Net cash provided by (used in) operating activities	$(319)	$3,122
Net cash provided used in investing activities	—	(336)
Net cash transferred from (to) continuing operations	54	(3,874)
Effect of exchange rates on cash and cash equivalents	(1)	(2)
Net change in cash and cash equivalents from discontinued operations	(266)	(1,090)
Cash and cash equivalents of discontinued operation at beginning of period	266	3,253
Cash and cash equivalents of discontinued operation at end of period	$—	$2,163

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

Advent has prepared these condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in these interim statements pursuant to such SEC rules and regulations. These interim financial statements should be read in conjunction with the audited financial statements and related notes included in Advent’s Annual Report on Form 10-K for the year ended December 31, 2009. Interim results are not necessarily indicative of the results to be expected for the full year, and no representation is made thereto.

These condensed consolidated financial statements include, in the opinion of management, all adjustments necessary to state fairly the financial position and results of continuing operations for each interim period shown. All such adjustments occur in the ordinary course of business and are of a normal, recurring nature.

Note 2—Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2010, as compared to the recent accounting pronouncements described in Advent’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are of significance, or potential significance, to the Company.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”) and ASU 2009-14,  Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985,  Software) (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for entities with a reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the reporting period beginning April 1, 2011. The adoption of these changes had no material impact on the Company’s condensed consolidated financial statements.

Note 3 — Cash Equivalents and Marketable Securities

At March 31, 2010, cash and cash equivalents, short-term and long-term marketable securities primarily consisted of money market mutual funds, US government and US Government Sponsored Entities (GSE’s) and high credit quality corporate debt securities. The Company’s short-term and long-term marketable securities are classified as available-for-sale, with long-term investments having a maturity date greater than one year from the end of the period.

At March 31, 2010, marketable securities were summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value

Corporate debt securities	$23,528	$3	$(8)	$23,523
US government debt securities	36,497	8	(6)	36,499
Total	$60,025	$11	$(14)	$60,022

The following table summarizes marketable securities with unrealized gains and losses by contractual maturity dates at March 31, 2010 (in thousands):

	Less than 12 months		Greater than 12 months		Total
	Amortized Cost	Net Unrealized Losses	Amortized Cost	Net Unrealized (Losses)/Gains	Amortized Cost	Net Unrealized (Losses)/Gains

Commercial debt securities	$20,503	$(5)	$3,025	$(1)	$23,528	$(6)
US government debt securities	30,455	(1)	6,042	4	36,497	3
Total	$50,958	$(6)	$9,067	$3	$60,025	$(3)

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

The gross unrealized losses related to investments are primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during the first quarter of 2010. For fixed income securities that have unrealized losses as of March 31, 2010,  the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, the Company has evaluated these fixed income securities and has determined that no credit losses exist. As of March 31, 2010, all securities in an unrealized loss position have been in an unrealized loss position for less than one year. The Company’s management has determined that the unrealized losses on its fixed income securities as of March 31, 2010 were temporary in nature.

During the three months ended March 31, 2010, the Company received proceeds of $3 million associated with the sale of marketable securities and did not have any gross realized gains or losses.

Note 4—Discontinued Operation

During 2009, the Company decided to discontinue its focus in the not-for-profit business community and to concentrate on its core business. In connection with this decision, the Company explored divesting the MicroEdge subsidiary and on October 1, 2009, it completed the sale of MicroEdge to an affiliate of Vista Equity Partners III, LLC (“Purchaser”). The Company sold net assets in MicroEdge totaling $3.0 million.  The total consideration received by the Company in connection with the divestiture was approximately $30 million in cash, of which $27 million in cash was paid on the closing date. The remaining $3 million of the Purchase Price has been placed in escrow for eighteen (18) months following the close to be held as security for losses incurred by the Purchaser in the event of certain breaches of the representations and warranties contained in the Agreement or certain other events. Any gain on sale associated with the $3.0 million held in escrow will be recorded when realized. In connection with the sale of MicroEdge, the Company recorded an associated gain of $13.6 million in ‘‘net income from discontinued operation, net of applicable taxes’’ in its fourth quarter of 2009 results. Pursuant to the Agreement and Plan of Merger, the purchase price was subject to certain adjustments for working capital. During the first quarter of 2010, the final working capital adjustment was settled, resulting in a downward adjustment of $30,000, net of taxes, to the gain on sale of MicroEdge.

As part of the disposition, certain assets and obligations of MicroEdge were excluded from the sale and are reflected on the discontinued operation’s balance sheet as of March 31, 2010 and December 31, 2009. Assets excluded from the sale include cash and deferred tax assets.  Liabilities excluded from the sale include sales tax and other tax-related obligations, future payments related to a two year service and maintenance agreement, certain legal costs and employee related compensation payments incurred as of the period ended September 30, 2009, and continuing lease obligations included as part of the restructuring noted below. Legal costs and liabilities related to employee compensation were all paid as of December 31, 2009.

In connection with the sale of MicroEdge, the Company vacated its MicroEdge facilities in New York and entered into a sub-lease agreement with the Purchaser whereby the Purchaser will sub-lease the premises for two years with the option to extend the sub-lease term through the end of the lease term in 2018.

The following table sets forth an analysis of the components of the restructuring charges related to the Company’s discontinued operation and the payments and non-cash charges made against the accrual during the first quarter of 2010 (in thousands):

	Facility Exit Costs	Severance and Benefits	Total

Balance of restructuring accrual at December 31, 2009	$5,115	$—	$5,115

Restructuring charges	4	8	12
Cash payments	(11)	(8)	(19)
Adjustment of prior restructuring costs	41	—	41

Balance of restructuring accrual at March 31, 2010	$5,149	$—	$5,149

Net revenues and income from the Company’s discontinued operation were as follows for the following periods (in thousands):

	Three Months Ended March 31
	2010	2009

Net revenues	$—	$6,461

Income (loss) from operation of discontinued operation (net of applicable taxes of $(13) and $594, respectively)	(18)	866

Loss on disposal of discontinued operation (net of applicable taxes of $(20) and $0, respectively)	(30)	—
Net income (loss) from discontinued operation	$(48)	$866

The following table sets forth the assets and liabilities of the MicroEdge discontinued operation included in the condensed consolidated balance sheets of the Company (in thousands):

	March 31	December 31
	2010	2009

Assets:
Cash and cash equivalents	$—	$266
Prepaid expenses and other	97	228
Total current assets of discontinued operation	$97	$494

Deferred taxes, long-term	$2,095	$2,095
Total noncurrent assets of discontinued operation	$2,095	$2,095

Liabilities:
Accrued liabilities	$281	$519
Income taxes payable	—	200
Total current liabilities of discontinued operation	$281	$719

Accrued restructuring, long-term portion	$5,149	$5,115
Total noncurrent liabilities of discontinued operation	$5,149	$5,115

Note 5—Stock-Based Compensation

Equity Award Activity

A summary of the status of the Company’s stock option and stock appreciation right (“SAR”) activity for the period presented follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2009	3,945	$29.14
Options & SARs granted	20	$42.49
Options & SARs exercised	(205)	$23.75
Options & SARs canceled	(51)	$34.93
Outstanding at March 31, 2010	3,709	$29.43	6.19	$57,528
Exercisable at March 31, 2010	2,351	$26.13	5.03	$44,199

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $44.75 as of March 31, 2010 for options and SARs that were in-the-money as of that date.

The weighted average grant date fair value of options and SARs granted (as determined under ASC 718), total intrinsic value of options and SARs exercised and cash received from option exercises during the first quarter of 2010 and 2009 were as follows (in thousands, except weighted average grant date fair value):

	Three Months Ended March 31
	2010	2009
Options and SARs
Weighted average grant date fair value	$15.36	$12.71
Total intrinsic value of awards exercised	$3,594	$900

Options
Cash received from exercises	$3,113	$1,339

The Company settles exercised stock options and SARs with newly issued common shares.

A summary of the status of the Company’s restricted stock unit (“RSU”) activity for the three months ended March 31, 2010 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value

Outstanding and unvested at December 31, 2009	685	$36.33

RSUs granted	6	$40.54

RSUs vested	(24)	$44.99

RSUs canceled	(8)	$35.86

Outstanding and unvested at March 31, 2010	659	$36.07

The weighted average grant date fair value was determined based on the closing market price of the Company’s common stock on the date of the award. The aggregate intrinsic value of RSUs outstanding at March 31, 2010 was $29.5 million, using the closing price of $44.75 per share as of March 31, 2010.

Stock-Based Compensation Expense

Stock-based employee compensation expense recognized on Advent’s condensed consolidated statement of operations for the first quarter of 2010 and 2009 was as follows (in thousands):

	Three Months Ended March 31
	2010	2009
Statement of operations classification
Cost of term license, maintenance and other recurring revenues	$414	$352
Cost of professional services and other revenues	290	295
Total cost of revenues	704	647

Sales and marketing	1,298	1,146
Product development	1,209	1,041
General and administrative	1,074	1,059
Total operating expenses	3,581	3,246

Total stock-based compensation expense	4,285	3,893

Tax effect on stock-based employee compensation	(1,926)	(1,795)

Effect on net income from continuing operations, net of tax	2,359	2,098

Effect on net income from discontinued operation, net of tax	—	150

Effect on net income, net of tax	$2,359	$2,248

Advent capitalized stock-based employee compensation expense of $71,000 and $26,000 during the first quarter of 2010 and 2009, respectively, associated with the Company’s software development, internal-use software and professional services implementation projects.

As of March 31, 2010, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimated forfeitures, was $23.9 million and is expected to be recognized through the remaining vesting period of each grant, with a weighted average remaining period of 2.3 years.

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions:

	Three Months Ended March 31
Stock Options & SARs	2010	2009
Expected volatility	36.1% - 37.8%	51.4% - 57.7%
Expected life (in years)	4.96	5.10 - 5.47
Risk-free interest rate	2.5% - 2.7%	1.9% - 2.3%
Expected dividends	None	None

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

Note 6—Net Income Per Share

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

The following table sets forth the computation of basic and diluted net income (loss) per share for continuing operations and the Company’s discontinued operation (in thousands, except per-share data):

	Three Months Ended March 31
	2010	2009
Numerator:
Net income (loss):
Continuing operations	$4,243	$5,363
Discontinued operation	(48)	866
Total operations	$4,195	$6,229

Denominator:
Denominator for basic net income (loss) per share-weighted average shares outstanding	25,874	25,249

Dilutive common equivalent shares:
Employee stock options and other	1,264	595

Denominator for diluted net income (loss) per share-weighted average shares outstanding, assuming exercise of potential dilutive common shares	27,138	25,844

Net income (loss) per share:
Basic:
Continuing operations	$0.16	$0.21
Discontinued operation	(0.00)	0.03
Total operations	$0.16	$0.25

Diluted:
Continuing operations	$0.16	$0.21
Discontinued operation	(0.00)	0.03
Total operations	$0.15	$0.24

For the first quarters of 2010 and 2009, weighted average stock options/SARs and RSUs of approximately 1.5 million and 2.5 million, respectively, were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive.

Note 7—Goodwill

The changes in the carrying value of goodwill for the three months ended March 31, 2010 were as follows (in thousands):

Goodwill

Balance at December 31, 2009	$144,827
Additions	3,175
Translation adjustments	(2,367)

Balance at March 31, 2010	$145,635

Additions to goodwill of $3.2 million relate to the acquisition of Goya AS. In March 2010, the Company’s wholly-owned Norwegian subsidiary, Advent Norway AS, acquired the entire share capital of Goya AS, a Norwegian software company that provides transfer agency-related solutions to mutual fund managers and mutual fund distributors. Cash consideration of $4.7 million, net of cash acquired, was paid upon closing in March 2010.

Foreign currency translation adjustments totaling $2.4 million reflect the general strengthening of the US dollar versus European currencies during the first quarter of 2010.

Note 8—Other Intangibles

The following is a summary of other intangibles as of March 31, 2010 (in thousands):

	Weighted Average Amortization Period (Years)	Other Intangibles, Gross	Accumulated Amortization	Other Intangibles, Net

Purchased technologies	5.0	$28,123	$(16,220)	$11,903
Product development costs	3.0	12,732	(7,140)	5,592

Developed technology sub-total		40,855	(23,360)	17,495

Customer relationships	6.0	27,590	(21,272)	6,318
Other intangibles	4.1	1,586	(803)	783

Other intangibles sub-total		29,176	(22,075)	7,101

Balance at March 31, 2010		$70,031	$(45,435)	$24,596

The following is a summary of other intangibles as of December 31, 2009 (in thousands):

	Weighted Average Amortization Period (Years)	Other Intangibles, Gross	Accumulated Amortization	Other Intangibles, Net

Purchased technologies	4.9	$26,556	$(15,416)	$11,140
Product development costs	3.0	11,468	(6,428)	5,040

Developed technology sub-total		38,024	(21,844)	16,180

Customer relationships	6.0	27,038	(21,040)	5,998
Other intangibles	3.9	1,507	(720)	787

Other intangibles sub-total		28,545	(21,760)	6,785

Balance at December 31, 2009		$66,569	$(43,604)	$22,965

The changes in the carrying value of other intangibles during the three months ended March 31, 2010 were as follows (in thousands):

	Other		Other
	Intangibles,	Accumulated	Intangibles,
	Gross	Amortization	Net

Balance at December 31, 2009	$66,569	$(43,604)	$22,965
Additions	3,489	—	3,489
Amortization	—	(1,831)	(1,831)
Translation adjustments	(27)	—	(27)

Balance at March 31, 2010	$70,031	$(45,435)	$24,596

Based on the carrying amount of intangible assets as of March 31, 2010, the estimated future amortization is as follows (in thousands):

	Nine
	Months Ended
	December 31	Years Ended December 31
	2010	2011	2012	2013	2014	Thereafter	Total
Estimated future amortization of:
Developed technology	$4,811	$5,219	$4,332	$2,580	$264	$289	$17,495
Other intangibles	959	1,172	1,172	1,127	992	1,679	7,101

Total	$5,770	$6,391	$5,504	$3,707	$1,256	$1,968	$24,596

Note 9—Balance Sheet Detail

The following is a summary of prepaid expenses and other (in thousands):

	March 31	December 31
	2010	2009

Prepaid commission	$5,321	$5,483
Prepaid contract expense	5,832	5,815
Prepaid royalty	1,040	1,138
Tenant improvement allowance	3,863	3,863
Other	5,206	6,051

Total prepaid expenses and other	$21,262	$22,350

The following is a summary of other assets, net (in thousands):

	March 31	December 31
	2010	2009

Long-term investments	$500	$500
Long-term prepaid commissions	3,141	3,204
Deposits	2,877	2,821
Prepaid contract expense, long-term	2,878	3,617

Total other assets	$9,396	$10,142

Long-term investments include an equity investment in a privately held company. This equity investment is carried at the lower of cost or fair value at March 31, 2010 and December 31, 2009.  Deposits include restricted cash balance of $1.4 million and $1.4 million at March 31, 2010 and December 31, 2009, respectively, related to the Company’s San Francisco headquarters and facilities in Boston and New York.

The following is a summary of accrued liabilities (in thousands):

	March 31	December 31
	2010	2009

Salaries and benefits payable	$13,018	$21,273
Accrued restructuring, current portion	495	518
Other	11,160	9,275

Total accrued liabilities	$24,673	$31,066

Accrued restructuring charges are discussed further in Note 11, “Restructuring Charges”. Other accrued liabilities include accruals for royalties, sales and business taxes, acquisition related costs, and other miscellaneous items.

The following is a summary of other long-term liabilities (in thousands):

	March 31	December 31
	2010	2009

Deferred rent	$10,901	$10,595
Accrued restructuring, long-term portion	600	716
Other	2,278	1,658

Total other long-term liabilities	$13,779	$12,969

Note 10—Comprehensive Income

The components of comprehensive income (loss) were as follows for the periods presented (in thousands):

	Three Months Ended March 31
	2010	2009

Net income from continuing operations	$4,243	$5,363
Unrealized gain on marketable securities	60	—
Foreign currency translation adjustment	(2,523)	(1,766)
Comprehensive income (loss) from continuing operations	1,780	3,597
Comprehensive income (loss) from discontinued operation	(48)	777

Total comprehensive income (loss)	$1,732	$4,373

The Company recorded taxes of $41,000 and $0 during the first quarter of 2010 and 2009, respectively, related to the marketable securities component of other comprehensive income.

The components of accumulated other comprehensive income, net of related taxes, were as follows (in thousands):

	March 31	December 31
	2010	2009

Accumulated net unrealized loss on marketable securities	$(2)	$(62)
Accumulated foreign currency translation adjustments	8,275	10,798
Accumulated other comprehensive income, net of taxes	$8,273	$10,736

Note 11—Restructuring Charges

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

During the first quarter of 2010 and 2009, Advent recorded restructuring charges of $29,000 and $44,000, respectively, which related to the present value amortization of facility exit obligations, partially offset by adjustments to other facility exit assumptions.

The following table sets forth an analysis of the components of the payments and restructuring charges made against the accrual during the first quarter of 2010 (in thousands):

Facility Exit
Costs

Balance of restructuring accrual at December 31, 2009	$1,234
Restructuring charges	15
Cash payments	(168)
Adjustment of prior restructuring costs	14

Balance of restructuring accrual at March 31, 2010	$1,095

Of the remaining restructuring accrual of $1.1 million at March 31, 2010, $0.5 million and $0.6 million are included in accrued liabilities and other long-term liabilities, respectively, on the accompanying condensed consolidated balance sheet. The remaining excess facility costs of $1.1 million are stated at estimated fair value, net of estimated sublease income of approximately $1.7 million. Advent expects to pay the remaining obligations associated with the vacated facilities over the remaining lease terms, which expire on various dates through 2012.

Note 12—Commitments and Contingencies

Lease Obligations

Advent leases office space and equipment under non-cancelable operating lease agreements, which expire at various dates through June 2025. Some operating leases contain escalation provisions for adjustments in the consumer price index. Advent is responsible for maintenance, insurance, and property taxes. Excluding leases and associated sub-leases for MicroEdge facilities, as of March 31, 2010, Advent’s remaining operating lease commitments through 2025 were approximately $68.0 million, net of future minimum rental receipts of $1.9 million to be received under non-cancelable sub-leases.

In connection with the sale of MicroEdge, the Company entered into a sub-lease agreement with the Purchaser, whereby Purchaser will sub-lease approximately 24,000 square feet of the 29,000 square feet of office space located at 619 West 54th Street in New York, New York from the Company. The Purchaser will sub-lease the premises for two years with the option to extend the sub-lease term through the end of the lease term in 2018. The sub-lease agreement became effective upon the close of sale of MicroEdge on October 1, 2009. The operating lease commitment related to this discontinued operation facility is approximately $8.7 million, less estimated sub-lease income for two years of $1.5 million. With the exception of the MicroEdge facilities in New York City, the leases related to MicroEdge have been transferred to the Purchaser.

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

Note 13—Segment Information

Description of Segments

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments in a company’s financial statements. Advent’s organizational structure is based on a number of factors that the chief operating decision maker (“CODM”) uses to evaluate, view and run its business operations which include, but are not limited to, customer base, homogeneity of products and technology. Advent currently has one operating segment as determined by this organizational structure and information reviewed by Advent’s CODM to evaluate the operating segment results.

Major Customers

No single customer represented 10% or more of Advent’s total net revenues in any period presented.

Note 14—Debt

On February 14, 2007, Advent and certain of its subsidiaries entered into a senior secured $75 million credit facility agreement (the “Credit Facility”) with Wells Fargo Foothill, Inc. (the “Lender”) for a term of three years. As of December 31, 2009, there were no outstanding borrowings under the Credit Facility and the Company was in compliance with all associated covenants.

In February 2010, Advent’s Credit Facility expired in accordance with the terms of the senior secured facility agreement with the Lender. Advent elected not to renew the Credit Facility as the Company determined its existing cash, cash equivalents, short-term and long-term marketable securities, together with cash expected to be generated from operations, would be sufficient to fund its operating activities, anticipated capital expenditures and authorized stock repurchases.

Note 15—Income Taxes

The following table summarizes the activity relating to the Company’s unrecognized tax benefits during the first quarter of 2010 (in thousands):

Total

Balance at December 31, 2009	$7,467

Gross increases related to current period tax positions	87
Balance at March 31, 2010	$7,554

At March 31, 2010 and December 31, 2009, Advent had $7.6 million and $7.5 million of gross unrecognized tax benefits, respectively. During the first three months of 2010, Advent increased the amount of unrecognized tax benefits by approximately $90,000 relating to California research and enterprise zone credits. If recognized, the total unrecognized tax benefits would decrease Advent’s tax provision and increase net income $6.3 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of the federal tax benefit of state income tax items. The Company’s liabilities for unrecognized tax benefits relate to federal research credits, California research and enterprise zone tax credits and various state net operating losses.

Advent is subject to taxation in the US and various state and foreign jurisdictions. Advent does not anticipate the total amount of its unrecognized tax benefits to significantly change over the next 12 months. The material jurisdictions that are subject to examination by tax authorities include federal for tax years after 2005 and California for tax years after 2004. During the year, New York concluded an income tax audit for tax years up through 2007 and there were no material income tax assessments. In March 2010, Advent was notified by the State of California that it will be undergoing a franchise tax examination for the 2006 and 2007 tax years.

Note 16—Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities. The fair value of these certain financial assets was determined using the following inputs as of March 31, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money Market Funds (1)	$34,553	$34,553	$—	$—
US government debt securities (2)	36,500	36,500	—	—
Corporate debt securities (2)	23,522	—	23,522	—
Total	$94,575	$71,053	$23,522	$—

(1)       Included in cash and cash equivalents on the Company’s condensed consolidated balance sheet

(2)       Included in marketable securities (short or long-term) on the Company’s condensed consolidated balance sheets

Money market funds consist of cash equivalents with remaining maturities of three months or less at the date of purchase and are composed primarily of US government debt securities and treasury obligation money market mutual funds. Advent’s US government debt securities are securities sponsored by the federal government. In general, and where applicable, the Company uses quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology applies to the Company’s Level 1 investments, such as US government debt securities and treasury obligation money market mutual funds. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then the Company uses quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. This pricing methodology applies to all Level 2 investments such as corporate debt securities. The fair value of the corporate debt securities are determined using observable inputs, including interest rate curves, credit spreads and volatilities.

There were no material transfers between Level 1 and Level 2 assets during the first quarter of 2010 and the Company does not have any significant assets that utilize unobservable or Level 3 inputs.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value based on the short-term maturities of these instruments.

The Company also has a direct investment in a privately-held company accounted for under the cost method which is not reported in the table of assets measured at fair value above. This investment, that has a carrying value of $0.5 million at March 31, 2010, is periodically assessed for other-than-temporary impairment. If Advent determines that an other-than-temporary impairment has occurred, the Company writes down the investment to its fair value. Advent estimates fair value using a variety of valuation methodologies. Such methodologies include comparing the private company with publicly traded companies in similar lines of business, applying revenue and price/earnings multiples to estimated future operating results for the private company and estimating discounted cash flows for that company.

Note 17—Common Stock Repurchase Program

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

During the first quarter of 2010, the Company repurchased 0.2 million shares of its common stock under the stock repurchase program approved by the Board in October 2008 for an average price per share of $42.41. At March 31, 2010, there remained approximately 0.7 million shares authorized by the Board for repurchase.

Note 18—Subsequent Events

From April 1, 2010 through May 10, 2010, the Company repurchased approximately 79,000 shares of stock, under the repurchase program that was approved by the Board of Directors on October 30, 2008, at an average price of $44.50.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion in conjunction with our consolidated financial statements and related notes. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended, including, but not limited to statements referencing our expectations relating to future revenues, expenses and operating margins. Forward-looking statements can be identified by the use of terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other similar terms and the negative of such terms regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include, among others, statements regarding the future of the investment management market and opportunities for us related thereto, future expansion, acquisition, divestment of or investment in other businesses, and the impact of our divestment of MicroEdge, projections of revenues, future cost and expense levels, expected timing and amount of amortization expenses related to past acquisitions, the adequacy of resources to meet future cash requirements, estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, future client wins, future hiring and future product introductions and acceptance. Such forward-looking statements are based on our current plans and expectations and involve known and unknown risks and uncertainties which may cause our actual results or performance to be materially different from any results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to the “Risk Factors” set forth in “Item 1A. Risk Factors” in this Form 10-Q, as well as other risks identified from time to time in other Securities and Exchange Commission (“SEC”) reports. You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results, levels of activity or performance and represent our expectations only as of the date they are made.

We report or otherwise provide to investors certain non-GAAP and operational information, including non-GAAP operating income and earnings per share, and our bookings metrics (expressed as annual contract value, “ACV”) and maintenance renewal rates, that is intended to provide investors with certain of the information that management uses as a basis for planning and forecasting of future periods. The presentation of this information is not intended to be considered in isolation or as a substitute for the financial information presented in accordance with GAAP. In addition, undue reliance should not be placed upon non-GAAP or operating information because this information is neither standardized across companies nor subjected to the same control activities and audit procedures that produce our GAAP financial results.

Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us”, the “Company” and “Advent” refer to Advent Software, Inc. and its subsidiaries.

Overview

We offer integrated software products and services for automating and integrating data and work flows across the investment management organization, as well as between the investment management organization and external parties. Our products are intended to increase operational efficiency, improve the accuracy of client information and enable better decision-making. Each solution focuses on specific mission-critical functions of the front, middle and back offices of investment management organizations and is designed to meet the needs of the particular client, as determined by size, assets under management and complexity of their investment process. Unless otherwise noted, discussion in this document pertains to our continuing operations.

Current Economic Environment

During the first quarter of 2010, our business continues to benefit from an improved economic environment which began during the last half of 2009. For example, we grew bookings, revenues and operating cash flows during the first quarter of 2010 as compared to the first quarter of 2009. We maintain our expectations of an improved demand environment for the remainder of 2010 and are expecting to grow revenues by 5% to 8% in fiscal 2010 compared to the prior year. We expect that our clients and prospects, who decreased information technology spending as part of their expense reduction measures in 2009, will be able to increase their capital and information technology budgets as the economic environment continues to stabilize. As the current economic situation evolves, we will continue to evaluate its impact on our business and we will remain focused on delivering solutions for our customers. We remain positive about our relative market position and our product delivery plans and we intend to remain focused on executing in the areas we can control by continuing to provide high value products while managing our expenses and headcount growth.

Operating Overview

Operating highlights of our first quarter of 2010 include:

•                  New and incremental bookings. The term license and Advent OnDemand contracts signed in the first quarter of 2010 will contribute approximately $7.3 million in annual revenue (“annual contract value” or “ACV”), once they are fully implemented. This represents a 65% increase over the $4.4 million of ACV booked from term license and Advent OnDemand contracts signed in the first quarter of 2009.

•                  Portfolio management product releases. We launched APX 3.0, our most comprehensive portfolio management solution, for asset managers and wealth managers allowing them to manage portfolios and client relationships through its flexible reporting framework, expanded data access and enhanced CRM features. We also released Axys 3.8 which supports the 2010 Options Symbology Initiative and includes platform compatibility updates and reporting enhancements.

•                  Building momentum in Asia Pacific (APAC). We signed several deals in the APAC region and continue to expand our presence there as part of our international growth strategy.

•                  Ongoing commitment to delivering world-class service and support. Our Client Support and Professional Services organizations achieved certification under the prestigious Service Capability & Performance (SCP) Standards. We are the only financial services software firm to achieve certification in both Client Support and Professional Services.

•                  Build-out of new facilities. During 2009, we signed lease agreements for our future facilities in New York and Boston and commenced the build-out of those facilities during the first quarter of 2010.

Acquisition of Goya AS

During the first quarter of 2010, our wholly-owned Norwegian subsidiary, Advent Norway AS, acquired the entire share capital of Goya AS, a Norwegian software company that provides transfer agency-related solutions to mutual fund managers and mutual fund distributors. Cash consideration of $4.7 million, net of cash acquired, was paid upon closing in March 2010.

Term License and Term License Deferral

We are substantially through the process of converting the Company’s license revenues from a perpetual license model to a term license model. When a customer purchases a term license together with implementation services, we do not recognize any revenue under the contract until the implementation services are complete and the remaining services are substantially complete. If the implementation services are still in progress as of quarter-end, we will defer all of the contract revenues to a subsequent quarter. At the point professional services are substantially completed, we recognize a pro-rata amount of the term license revenue, professional services fees earned and related expenses, based on the elapsed time from the start of the term license to the substantial completion of professional services. Term license revenue for the remaining contract years and the remaining deferred professional services revenue and related expenses are recognized ratably over the remaining contract length.

The term license component of the deferred revenue balance related to implementations in process will increase or decrease in the future depending on the amount of new term license bookings relative to the number of implementations that reach substantial completion in a particular quarter. For the first quarters of 2010 and 2009, the term license deferral increased (decreased) the Company’s revenues as follows (in millions):

	Three Months Ended March 31
	2010	2009	Change

Term license revenues	$(0.7)	$2.3	$(3.0)
Professional services and other	0.2	0.4	(0.2)

Total net revenues	$(0.5)	$2.7	$(3.2)

Amounts of revenues and directly-related expenses deferred as of March 31, 2010 and December 31, 2009 associated with our term licensing deferral was as follows (in millions):

	March 31	December 31
	2010	2009
Deferred revenues
Short-term	$20.7	$20.1
Long-term	4.5	4.6

Total	$25.2	$24.7

Directly-related expenses
Short-term	$6.2	$6.2
Long-term	2.3	2.4

Total	$8.5	$8.6

Deferred net revenue and directly-related expenses are classified as “Deferred revenues” (short-term and long-term), and “Prepaid expenses and other,” and “Other assets,” respectively, on the condensed consolidated balance sheets.

Financial Overview

The components of revenue from continuing operations during the first quarters of 2010 and 2009, and associated dollar and percentage fluctuations were as follows (in thousands, except % change):

	Three Months Ended March 31		$	%
	2010	2009	Change	Change

Term license revenues	$24,899	$26,032	$(1,133)	-4%
Maintenance revenues	18,477	18,746	(269)	-1%
Other recurring revenues	15,475	11,529	3,946	34%
Total term license, maintenance and other recurring revenues	58,851	56,307	2,544	5%
Recurring revenue as % of total revenue	88%	85%

Asset under administration (AUA) fees	1,269	1,494	(225)	-15%
Other perpetual license fees	1,033	1,191	(158)	-13%
Total perpetual license fees	2,302	2,685	(383)	-14%

Professional services and other	5,535	7,333	(1,798)	-25%

Total net revenues	$66,688	$66,325	$363	1%

Total net revenues increased slightly during the first quarter of 2010.  Other recurring revenues increased $3.9 million driven by growth in revenues from our outsourced services and data services. This increase was partially offset by decreases in our other revenue streams including a $1.1 million decrease in term license revenues. During the first quarter of 2009, the term license revenue recognized from completed implementations exceeded the revenue deferred from projects. We returned to our previous trend of deferring more term license revenues than we recognized during the first quarter of 2010 resulting in the decrease in term license revenue compared to the same period of 2009. Perpetual license fees in the first quarter of 2010 were down compared to the first quarter of 2009 as we licensed fewer perpetual seats and modules to our existing perpetual client base and fewer modules to new clients. Incremental assets under administration fees from perpetual licenses decreased by $0.2 million in the first quarter of 2010 compared to the comparable period in 2009, as clients experienced continued declines in AUA balances. Professional services and other revenues also decreased due to reduced spending by our customers on consulting services during the first quarter of 2010.

Total recurring revenues, which we define as term license, perpetual maintenance, and other recurring revenues, increased to 88% of total net revenues during the first quarter of 2010, as compared to 85% during the same period of 2009. However, term license revenues decreased 4% in the first quarter of 2010 from the prior year period and represented 42% of total term license, maintenance and other recurring revenues in the first quarter of 2010, as compared to 46% in the same period in 2009.

Total expenses from continuing operations, including cost of revenues, were $59.4 million in the first quarter of 2010, compared with $57.9 million in the first quarter of 2009. Our expenses increased in the first quarter of 2010 from the same period in 2009 largely as a result of increased payroll, variable compensation and benefit expenses resulting from increases in headcount, investment in sales and marketing internationally, and increased facilities costs related to new offices in Beijing, New York and Boston. During 2009, we signed lease agreements for our future facilities in New York and Boston and commenced the build-out of those facilities during the first quarter of 2010. We continued to occupy our current facilities in New York and Boston during the first quarter of 2010 and incurred rent and utilities expense in both our current and future facilities during the quarter.

Our operating income from continuing operations in the first quarter of 2010 decreased to $7.3 million or 11% of revenue from $8.4 million or 13% of revenue in the first quarter of 2009 which is reflective of our higher headcount, increased sales and marketing efforts and increased facilities costs during the first quarter of 2010, while revenues were essentially flat period over period.

Interest and other expense was $0.7 million in the first quarter of 2010 compared to $0.4 million in the comparable period of 2009. This increase was primarily due to higher foreign exchange losses as the US dollar strengthened considerably against the Pound Sterling, Euro and other European currencies during the first quarter of 2010.

Our continuing operations’ income tax expense was $2.3 million resulting in a 35% effective tax rate during the first quarter of 2010, compared to $2.7 million or 33%, respectively, in the first quarter of 2009.

Net income from continuing operations was $4.2 million, resulting in diluted earnings per share of $0.16 for the first quarter of 2010, compared to $5.4 million or $0.21 in the first quarter of 2009.

Our continuing operations generated operating cash flow of $12.5 million during the first quarter of 2010, compared to $10.8 million in the first quarter of 2009. We repurchased approximately 249,000 shares under our Board authorized share repurchase program for a total cash outlay of $10.5 million and an average price of $42.41 per share.

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

•                  Legal contingencies; and

•                  Sales returns and accounts receivable allowances

There have been no significant changes in our critical accounting policies and estimates during the first quarter of 2010  as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the first quarter of 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are of significance, or potential significance, to the Company.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition ) (“ASU 2009-13”) and ASU 2009-14,  Certain Arrangements That Include Software Elements  (amendments to FASB ASC Topic 985,  Software ) (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We do not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on our condensed consolidated financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us beginning with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us starting with the reporting period beginning April 1, 2011. The adoption of these changes had no material impact on our condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

The following table sets forth, for the periods indicated, certain financial information as a percentage of total net revenues. The financial information and the ensuing discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto:

	Three Months Ended March 31
	2010	2009

Net revenues:
Term license, maintenance and other recurring	88%	85%
Perpetual license fees	3	4
Professional services and other	8	11

Total net revenues	100	100

Cost of revenues:
Term license, maintenance and other recurring	19	17
Perpetual license fees	*	*
Professional services and other	10	12
Amortization of developed technology	2	2

Total cost of revenues	31	32

Gross margin	69	68

Operating expenses:
Sales and marketing	25	24
Product development	18	18
General and administrative	14	13
Amortization of other intangibles	*	1
Restructuring charges	*	*

Total operating expenses	58	56

Income from continuing operations	11	13
Interest and other income (expense), net	(1)	*

Income from continuing operations before income taxes	10	12
Provision for income taxes	3	4

Net income from continuing operations	6	8

Discontinued operation:
Net income (loss) from discontinued operation	*	1

Net income	6%	9%

*Less than 1%

NET REVENUES

	Three Months Ended March 31
	2010	2009	Change

Total net revenues (in thousands)	$66,688	$66,325	$363

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

Since fiscal 2007, revenues from recurring sources have grown and conversely revenues from perpetual licenses have decreased as follows:

				YTD
				March
As a percentage of net revenues	2007	2008	2009	2010

Revenues from recurring sources	79%	80%	86%	88%

Revenues from perpetual license fees	11%	7%	4%	3%

As we continue to sign term license agreements for new customers, grow our subscription, data management and outsourced services revenues, and our customers renew their perpetual maintenance, we expect our revenue from recurring sources to continue to represent over 85% of our total net revenues.

Total net revenues increased $0.4 million in the first quarter of 2010 compared to the same quarter in 2009.  The year-over-year growth in total net revenues for the first quarter of 2010 was due to higher term license, maintenance and other recurring revenues, which reflected $2.5 million or 5% growth in the first quarter of 2010 compared to the same quarter in 2009. The increase in term license, maintenance and other recurring is primarily due to the completion of several large data service and outsourcing arrangements during the second half of 2009.

Revenues derived from international sales grew slightly from $9.4 million in the first quarter of 2009 to $9.5 million in the first quarter of 2010. The increase is primarily due to increased demand in international locations, partially offset by the declines in the market values of AUA balances for our EMEA customers. We plan to continue expanding our international sales efforts, both in our current markets and elsewhere. The revenues from customers in any single international country did not exceed 10% of total net revenues.

We expect that total net revenues from continuing operations to be between $67 million and $69 million in the second quarter of 2010.

Term License, Maintenance and Other Recurring Revenues

(in thousands, except percent of	Three Months Ended March 31
total net revenues)	2010	2009	Change

Term license revenues	$24,899	$26,032	$(1,133)
Maintenance revenues	18,477	18,746	(269)
Other recurring revenues	15,475	11,529	3,946
Total term license, maintenance and other recurring revenues	$58,851	$56,307	$2,544
Percent of total net revenues	88%	85%

Total recurring revenues, which we define as term license, perpetual maintenance, and other recurring revenues, increased to 88% of total net revenues during the first quarter of 2010 from 85% during the first quarter of 2009.

We began our transition to a term license model in 2004 and experienced growth in our term license revenues through 2009. Revenues from term licenses, which include both the software license and maintenance services for term licenses, decreased $1.1 million or 4% during the first quarter of 2010 compared to the same quarter in 2009. For our term licenses, we defer all revenue on new bookings until our implementation services are complete. For the first quarters of 2010 and 2009, the term license deferral increased (decreased) the Company’s term license revenues as follows (in millions):

	Three Months Ended March 31
	2010	2009	Change

Term license revenues	$(0.7)	$2.3	$(3.0)

In the first quarter of 2009, the revenue recognized from completed implementations exceeded the revenue deferred from projects being implemented as several large implementations were completed, resulting in a net recognition of term license revenue of $2.3 million. In the first quarter of 2010, we returned to our prior trend of net term license revenue deferral, as our ACV bookings increased 65% from the first quarter of 2009 and we deferred $0.7 million in term license revenue. This decrease in revenue during the first quarter of 2010 was partially offset by an increase in revenue from our APX products during the first quarter of 2010. Term license revenues represented 42% of total term license, maintenance and other recurring revenues as compared to 46% in the first quarter of 2009.

Maintenance revenues decreased $0.3 million or 1% during the first quarter of 2010 compared to the same quarter of 2009. The decrease in maintenance revenues was attributable to perpetual license customers migrating to term licenses, maintenance de-activations due to customer attrition, customers downgrading maintenance levels, and continued decrease in new perpetual license customers, partially offset by the impact of price increases.

Other recurring revenues, which primarily include revenues from the provision of software interfaces to download securities information from third party data providers, partial or full business process outsourcing, account aggregation, reconciliation, reference data management, and hosting of hardware and/or software,  increased $3.9 million or 34% during the first quarter of 2010 compared to the same quarter of 2009. The increase in other recurring revenues is primarily due to growth in revenues from outsourced services, and in data services as several large arrangements went live during the second half of 2009.

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

Renewal Rates	Q110	Q409	Q309	Q209	Q109
Based on cash collections relative to prior year collections

Initially Disclosed Rate (1)	89%	89%	87%	85%	93%
Updated Disclosed Rate (2)	n/a	89%	90%	88%	98%

(1)   “Initially Disclosed Rate” is based on cash collections and reported one quarter in arrears

(2)   “Updated Disclosed Rate” reflects initially disclosed rate updated for subsequent cash collections

As we continue to sign term license agreements for new customers, we expect our revenue from recurring sources to continue to represent over 85% of our total net revenues.

Perpetual License Fees

(in thousands, except percent of	Three Months Ended March 31
total net revenues)	2010	2009	Change

AUA fees	$1,269	$1,494	$(225)
Other perpetual license fees	1,033	1,191	(158)

Total perpetual license fees	$2,302	$2,685	$(383)

Percent of total net revenues	3%	4%

Total perpetual license fees decreased $0.4 million or 14% during the first quarter of 2010 as compared to the same period in 2009. As a percentage of total net revenues, perpetual license fees decreased to 3% in the first quarter of 2010, down slightly from 4% in the same period of 2009.

Consistent with our transition to term licensing, perpetual license fees continue to account for a smaller percentage of total net revenues. Additionally, we licensed fewer perpetual seats and modules to our existing perpetual client base. Incremental assets under administration fees from perpetual licenses were $1.3 million in the first quarter of 2010, which is down $0.2 million compared to the first quarter of 2009 as clients experienced continued declines in AUA balances.

Professional Services and Other Revenues

	Three Months Ended March 31
	2010	2009	Change
Professional services and other revenues (in thousands)	$5,535	$7,333	$(1,798)
Percent of total net revenues	8%	11%

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

Professional services and other revenues fluctuated due to the following (in thousands):

Change From
Q1 09 to Q1 10

Decreased consulting services	$(1,366)
Decreased project management	(352)
Decreased net term license implementation recognition	(160)
Various other items	80

Total change	$(1,798)

The overall professional services and other revenues decrease during the first quarter of 2010 represented a contraction in new service engagements resulting in the revenue decreases in consulting services and project management.  Additionally during the first quarter of 2010, we recognized less net professional services revenue related to the completion of term license implementations. The impact of our term license implementation recognition on professional services revenues was as follows (in thousands):

	Three Months Ended March 31
	2010	2009	Change
Net recognition of professional services revenue related to term license implementations	$246	$406	$(160)

COST OF REVENUES

	Three Months Ended March 31
	2010	2009	Change

Total cost of revenues (in thousands)	$20,600	$20,917	$(317)
Percent of total net revenues	31%	32%

Our cost of revenues is made up of four components: cost of term license, maintenance and other recurring; cost of perpetual license fees; cost of professional services and other; and amortization of developed technology. The decrease in total cost of revenues in absolute dollars for the first quarter of 2010 was due principally to a decrease in payroll and related costs in our client support and services groups resulting from a decrease in demand for consulting and training services. Cost of revenues as a percent of total net revenues decreased for the three months ending March 31, 2010 due to growth in term license, maintenance and other recurring revenues and decreased payroll and related costs from our professional services group during the first quarter of 2010.

Cost of Term License, Maintenance and Other Recurring

	Three Months Ended March 31
	2010	2009	Change
Cost of term license, maintenance and other recurring (in thousands)	$12,427	$11,345	$1,082
Percent of total term license, maintenance and other recurring revenue	21%	20%

Cost of term license fees consists primarily of royalties and other fees paid to third parties, the fixed direct labor and third-party costs involved in producing and distributing our software, and cost of product media including duplication, manuals and packaging materials. Cost of maintenance and other recurring revenues is primarily comprised of the direct costs related to providing and supporting our outsourced services, providing technical support services under maintenance agreements and other services for recurring revenues, and royalties paid to third party subscription-based and transaction-based vendors.

Gross margins for term license, maintenance and other recurring revenues were 79% and 80% during the first quarters of 2010 and 2009, respectively. The decrease in gross margin in the first quarter of 2010 was primarily due to the return to a net deferral of revenue on our term licenses during the first quarter of 2010 and to a lesser extent, lower bookings in 2009. We defer revenues and direct costs associated with services performed on term license implementations until the project has reached substantial completion. Indirect costs such as management and other overhead expenses are recognized in the period in which they are incurred.

Cost of term license, maintenance and other recurring fluctuated due to the following (in thousands):

Change From
Q1 09 to Q1 10

Increased payroll and related costs	$727
Increased allocation-in of facility and infrastructure expenses	342
Increased travel and entertainment	217
Increased depreciation and amortization	157
Decreased royalty	(446)
Various other items	85

Total change	$1,082

The increases in absolute dollars for the first quarter of 2010 were due primarily to an increase in compensation and related costs resulting from increases in salary costs and headcount which enables us to deliver the services we provide to our growing number of clients in their day-to-day use of our software. We allocate facility and infrastructure expenses based on headcount and consistent with the increase in departmental headcount, we allocated more of these costs to our term license, maintenance and other recurring departments. The increase in travel and entertainment costs resulted from increased travel associated with providing client support services. This increase was partially offset by decreases to royalty expenses resulting from decreased renewal activity with third party subscription-based and transaction-based vendors.

Cost of term license, maintenance and other recurring will fluctuate based on the growth our term license revenues and outsourced services.

Cost of Perpetual License Fees

	Three Months Ended March 31
	2010	2009	Change

Cost of perpetual license fees (in thousands)	$73	$112	$(39)
Percent of total perpetual license revenues	3%	4%

Cost of perpetual license fees consists primarily of royalties and other fees paid to third parties, the fixed direct labor and third-party costs involved in producing and distributing our software, and cost of product media including duplication, manuals and packaging materials. The cost of perpetual license fees for the three months ended March 31, 2010 decreased by $39,000 compared with the same period in 2009 primarily from a reduction in royalties and product media costs as we continue to transition away from perpetual licensing.

Cost of Professional Services and Other

	Three Months Ended March 31
	2010	2009	Change
Cost of professional services and other (in thousands)	$6,584	$8,055	$(1,471)
Percent of total professional services and other revenues	119%	110%

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

Cost of professional services and other fluctuated due to the following (in thousands):

Change From
Q1 09 to Q1 10

Decreased payroll and related costs	$(1,176)
Increased service cost deferral related to term implementations	(150)
Various other items	(145)

Total change	$(1,471)

The decrease in total dollars of professional services and other expense reflects a change in demand for consulting and training services related to term license contract sales, resulting in the redeployment of consulting employees to other areas of our business during the past year and the decrease in payroll and related expenses during the first quarter of 2010.

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

The impact of our term license implementations on the recognition of professional services costs was as follows (in thousands):

	Three Months Ended March 31
	2010	2009	Change
Net recognition of professional services costs related to term license implementations	$55	$205	$(150)

Gross margins for professional services and other were (19)%, and (10)% during the first quarter of 2010 and 2009, respectively. The gross margin deterioration in the first quarter of 2010 when compared to the same period in 2009 was primarily due to the lower utilization of our consulting employees.

Amortization of Developed Technology

	Three Months Ended March 31
	2010	2009	Change
Amortization of developed techology (in thousands)	$1,516	$1,405	$111
Percent of total net revenues	2%	2%

Amortization of developed technology represents amortization of acquisition-related intangibles, and amortization of capitalized software development costs previously capitalized under ASC 985. The increase during the first quarter of 2010 resulted from additional amortization from software development costs capitalized during 2009 and 2010, and to a lesser extent, amortization from technology related intangible assets associated with Goya which we acquired in March 2010, partially offset by decreased amortization from other developed technology assets that were fully amortized during 2009.

OPERATING EXPENSES

Sales and Marketing

	Three Months Ended March 31
	2010	2009	Change

Sales and marketing (in thousands)	$16,860	$15,779	$1,081
Percent of total net revenues	25%	24%

Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars.

Sales and marketing expense fluctuated due to the following (in thousands):

Change From
Q1 09 to Q1 10

Increased payroll and related costs	$533
Increased allocation-in of facility and infrastructure expenses	365
Increased travel and entertainment	243
Decreased bad debt expense	(187)
Various other items	127

Total change	$1,081

The increase in expense in absolute dollars and as a percentage of revenue for the first quarter of 2010 reflects the growth of our sales and marketing efforts during the first quarter of 2010. The increase in payroll related costs and allocation-in of facility and infrastructure expenses was due principally to headcount growth to 199 at March 31, 2010 from 181 at March 31, 2009, as we increased our marketing efforts internationally. The increase in travel and entertainment costs resulted from increased travel volumes and other associated costs. The decrease in bad debt expense in the first quarter of 2010 is a result of fewer accounts being sent to collections when compared to the comparable period in 2009.

Product Development

	Three Months Ended March 31
	2010	2009	Change

Product development (in thousands)	$12,061	$12,119	$(58)
Percent of total net revenues	18%	18%

Product development expenses consist primarily of salary and benefits for our development staff as well as contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services.

Product development expenses fluctuated due to the following (in thousands):

Change From
Q1 09 to Q1 10

Increased capitalization of product development	$(1,023)
Decreased outside services	(224)
Increased payroll and related costs	587
Increased allocation-in of facility and infrastructure expenses	437
Various other items	165

Total change	$(58)

The slight decrease in total product development expenses during the first quarter of 2010 was primarily due to increases in the capitalization of our product development costs. The increase in the capitalization of our product development costs is attributable to the timing of product releases as we capitalized $1.2 million associated with new releases of Geneva, APX and Axys during the first quarter of 2010, compared to $0.2 million of capitalized product development costs in the first quarter of 2009. The decrease in outside service costs resulted from the conversion of third party contractors to employees in December 2009. These decreases in expense were offset slightly by increases in payroll related costs resulting from headcount additions to help continue the enhancement of our existing product suite including new versions of Geneva, APX, Moxy, Advent Rules Manager, Advent Revenue Center, Partner and Tamale RMS, and to a lesser extent, the conversion in December 2009 of approximately 50 individuals from third party contractor status to employee status in our new Beijing office. The additional headcount in the first quarter of 2010 also contributed to more facility and infrastructure expenses being allocated to the department.

General and Administrative

	Three Months Ended March 31
	2010	2009	Change

General and administrative (in thousands)	$9,551	$8,639	$912
Percent of total net revenues	14%	13%

General and administrative expenses consist primarily of personnel costs for information technology, finance, administration, human resources, operations and general management, as well as legal and accounting expenses.

General and administrative expenses fluctuated due to the following (in thousands):

Change From
Q1 09 to Q1 10

Increased facilities	$903
Increased computers and telecom	427
Increased payroll and related costs	214
Increased allocation-out of facility and infrastructure expenses	(830)
Various other items	198

Total change	$912

The increase in total general and administrative expenses in absolute dollars and as a percentage of revenue during the first quarter of 2010 is primarily due to the increases in facilities costs related to our new office in Beijing which we opened during the fourth quarter of 2009 and our future facilities in New York and Boston. During 2009, we signed lease agreements for our future facilities in New York City and Boston and commenced the build-out of those facilities during the first quarter of 2010. In the first quarter of 2010, we continued to occupy our current facilities in New York and Boston as our future facilities were being built-out and incurred $0.6 million of additional rent and utilities expense at our future facilities for the first quarter of 2010. Payroll and other related costs increased during the first quarter of 2010 as a result of an increase in headcount. The increase in computer and telecom expense primarily reflects higher communications costs associated with our international expansion. These cost increases were partially offset by less expense due to the allocation-out of corporate expenses to other departments. Corporate expenses, such as facility and information costs, are initially recognized in our general and administrative department and then allocated out to other departments based on headcount. As headcount in our other departments grew at a higher rate during the past year than our general and administrative department, we allocated out more corporate costs resulting in less general and administrative expense of $0.8 million in the first quarter of 2010.

Amortization of Other Intangibles

	Three Months Ended March 31
	2010	2009	Change
Amortization of other intangibles (in thousands)	$315	$439	$(124)
Percent of total net revenues	0%	1%

Amortization of other intangibles represents amortization of non-technology related intangible assets. The decrease during the first quarter of 2010 is a result of an asset from a prior acquisition becoming fully amortized during 2009, partially offset by increased amortization from intangible assets associated with Goya AS, which we acquired in March 2010.

Restructuring Charges

	Three Months Ended March 31
	2010	2009	Change

Restructuring charges (in thousands)	$29	$44	$(15)
Percent of total net revenues	0%	0%

During the first quarter of 2010 and 2009, we recorded restructuring charges of $29,000 and $44,000, respectively, which related to the present value amortization of facility exit obligations partially offset by adjustments to facility exit assumptions.

For additional analysis of the components of the payments and charges made against the restructuring accrual during the first quarter of 2010, see Note 11, “Restructuring Charges” to our condensed consolidated financial statements.

Interest and Other Income (Expense), Net

	Three Months Ended March 31
	2010	2009	Change
Interest and other income (expense), net (in thousands)	$(706)	$(372)	$(334)
Percent of total net revenues	-1%	-1%

Interest and other income (expense), net consists of interest expense and income, realized gains and losses on investments and foreign currency gains and losses.

Interest and other income (expense), net fluctuated due to the following (in thousands):

Change From
Q1 09 to Q1 10

Increased foreign exchange loss	$(492)
Decreased interest expense	157
Increased interest income	26
Various other items	(25)

Total change	$(334)

Foreign exchange losses increased during the first quarter of 2010 as the US dollar strengthened against the Pound Sterling, Euro and other foreign currencies compared to the same period in 2009.

The decrease of interest expense during the first quarter of 2010 resulted from zero debt outstanding during the first quarter of 2010, compared to a debt balance of $15 million to $25 million during the first quarter of 2009. In February 2010, Advent’s Credit Facility expired in accordance with the terms of the senior secured facility agreement with the Lender and Advent elected not to renew the Credit Facility.

The increase in interest income during the first quarter of 2010 reflects a higher cash and investment balance, and to a lesser extent, higher interest rates during the first quarter of 2010 compared to the same period in 2009.

Provision for Income Taxes

	Three Months Ended March 31
	2010	2009	Change
Provision for income taxes (in thousands)	$2,323	$2,653	$(330)
Effective tax rate	35%	33%

The increase in the effective tax rate during the first quarter of 2010 compared to the first quarter of 2009 primarily reflects the impact of the suspension of a federal research credit during fiscal 2010 partially offset by an increase in the benefit recognized for employee disqualified dispositions of incentive stock options.

We currently expect an annual effective tax rate for 2010 between 35% and 40%. The expected effective tax rate excludes benefit from the federal research credit which lapsed in 2009.  Should the research credit be reinstated retroactively to the beginning of 2010 during the year, we would expect our effective tax rate for 2010 to range between 30% and 35%.

Discontinued Operation

	Three Months Ended March 31
	2010	2009	Change
		(in thousands)
Net revenues	$—	$6,461	$(6,461)

Income (loss) from operation of discontinued operation (net of applicable taxes of $(13) and $594, respectively)	(18)	866	(884)

Loss on disposal of discontinued operation (net of applicable taxes of $(20) and $0, respectively)	(30)	—	(30)

Net income (loss) from discontinued operation	$(48)	$866	$(914)

Net revenues of $6.5 million and net income of $0.9 million from our discontinued operation, MicroEdge, for the three months ended March 31, 2009  represents perpetual license sales in MicroEdge’s core product, GIFTS and expenses for the three months ending March 31, 2009.

On October 1, 2009, we completed the sale of MicroEdge and recorded an associated gain of $13.6 million, net of tax, in our fourth quarter of 2009 results. Pursuant to the Agreement and Plan of Merger, the purchase price was subject to certain adjustments for working capital. During the first quarter of 2010, the final working capital adjustment was settled, resulting in a downward adjustment to the gain on sale of MicroEdge of $30,000, net of tax.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of our cash, cash equivalents and marketable securities (in thousands):

	March 31	December 31
	2010	2009

Cash and cash equivalents	$52,015	$57,877
Short-term and long-term marketable securities	$60,022	$59,768

Cash and cash equivalents, short-term and long-term marketable securities primarily consist of money market mutual funds, US government and US Government Sponsored Entities (GSE’s) and high credit quality corporate debt securities. Cash and cash equivalents are comprised of highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase. Our short-term and long-term marketable securities are classified as available-for-sale, with long-term investments having a maturity date greater than one year from the end of the period.

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Three Months Ended March 31
	2010	2009

Net cash provided by operating activities from continuing operations	$12,536	$10,827
Net cash used in investing activities from continuing operations	$(10,224)	$(793)
Net cash used in financing activities from continuing operations	$(7,963)	$(24,712)
Net cash (used in) provided by operating activities from discontinued operation	$(319)	$3,122
Net cash used in investing activities from discontinued operation	$—	$(336)

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

Our cash provided by operating activities from continuing operations of $12.5 million during the three months ended March 31, 2010 was primarily the result of our net income and non-cash charges including stock-based compensation, and depreciation and amortization. Cash flows resulting from changes in assets and liabilities included decreases in accounts receivable, accrued liabilities and deferred revenues. Days’ sales outstanding were 57 days during the first quarter of 2010, compared to 61 days in the fourth quarter of 2009 and 62 days in the first quarter of 2009. The decrease in deferred revenue primarily reflected the recognition during the first quarter of 2010 of previously deferred revenue, partially offset by deferred revenue additions from new bookings in the first quarter of 2010. The decrease in accrued liabilities reflected cash payments of fiscal 2009 liabilities including year-end bonuses, commissions, and payroll taxes. Other changes in assets and liabilities included a decrease in prepaid and other assets, and an increase in accounts payable and income taxes payable.

Our cash provided by operating activities from continuing operations of $10.8 million during the three months ended March 31, 2009 was primarily the result of our net income and non-cash charges including stock-based compensation, and depreciation and amortization during the quarter. Cash flows resulting from changes in assets and liabilities included decreases in accrued liabilities and deferred revenue. The decrease in deferred revenue reflected lower bookings and the recognition of revenue as several term license implementation projects reached substantial completion during the first quarter of 2009. The decrease in accrued liabilities reflected cash payments of fiscal 2008 liabilities including year-end bonuses, commissions, and payroll taxes. Other changes in assets and liabilities included a decrease in prepaid and other assets, and an increase in income taxes payable.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, new bookings that increase deferred revenues, collection of accounts receivable, and timing of payments.

Cash Flows from Investing Activities for Continuing Operations

Net cash used in investing activities from continuing operations of $10.2 million for the first quarter of 2010 reflects net cash used of $4.7 million related to the acquisition of Goya AS, purchases of marketable securities of $3.0 million, expenditures of $1.2 million for internal use software development costs and capital expenditures of $4.3 million primarily related to the build-out of our new facilities in New York and Boston and, to a lesser extent, computer and software equipment purchases. These expenditures were offset by proceeds received from the sale of short-term and long-term marketable securities of $3.0 million.

Net cash used in investing activities from continuing operations of $0.8 million for the first quarter of 2009 reflects capital expenditures consisting of internal use software of $0.5 million and computer and software equipment of $0.3 million.

Cash Flows from Financing Activities for Continuing Operations

Net cash used in financing activities from continuing operations for the first quarter of 2010 of $8.0 million reflects the repurchase of 0.2 million shares of our common stock for $10.5 million and payments totaling $0.5 million to satisfy withholding taxes on equity awards that are net share settled.  This was partially offset by cash received from the exercise of employee stock options of $3.1 million.

Net cash used in financing activities from continuing operations for the first quarter of 2009 of $24.7 million reflects the repurchase of 0.7 million shares of our common stock for $14.6 million, proceeds used of $10.0 million used to pay down our outstanding debt, and payments totaling $1.5 million to satisfy withholding taxes on equity awards that are net share settled.  This was partially offset by cash received from the exercise of employee stock options of $1.3 million.

Cash Flows from Operating Activities for Discontinued Operation

Our cash used in operating activities from discontinued operation of $0.3 million during the three months ended March 31, 2010 was primarily the result of our net loss. Cash flows resulting from changes in assets and liabilities included decreases in prepaid and other assets and accrued liabilities. The decrease in accrued liabilities primarily reflects cash payments of sales taxes. Other changes in assets and liabilities include a decrease in income taxes payable.

Our cash provided by operating activities from discontinued operation of $3.1 million during the three months ended March 31, 2009 was primarily the result of our net income and non-cash charges including stock-based compensation and depreciation and amortization. Cash flows resulting from changes in assets and liabilities included decreases in accounts receivable and accrued liabilities. The decrease in accounts receivable reflected strong collections and lower bookings during the first quarter of 2009 in comparison to the fourth quarter of 2008. Days’ sales outstanding were 51 days during the first quarter of 2009, compared to 59 days in the fourth quarter of 2008 and 52 days in the first quarter of 2008. The decrease in accrued liabilities reflected cash payments of fiscal 2008 liabilities including year-end payables, bonuses and commissions. Other changes in assets and liabilities included a decrease in prepaid and other assets and an increase in income taxes payable.

Cash Flows from Investing Activities for Discontinued Operation

Net cash used in investing activities from discontinued operation of $0.3 million for the first quarter of 2009 reflects capital expenditures of $0.3 million primarily related to the capitalization of costs associated with internal use software and capitalized software development costs of approximately $43,000.

Working Capital

At March 31, 2010, we had working capital of $7.9 million, compared to negative working capital of $(6.7) million at December 31, 2009. The increase in our working capital at March 31, 2010 is primarily due to the re-classification of $19.4 million of marketable securities from long-term to short-term as they will mature by March 31, 2011 and proceeds received from the exercise of stock options of $3.1 million, partially offset by common stock repurchases of $10.5 million, cash paid to acquire Goya AS of $4.7 million and changes in our deferred revenue balance. Our negative working capital at the end of fiscal 2009 was due to our common stock repurchases of $14.6 million, our repayment on our credit facility of $25.0 million, our purchase of long-term marketable securities of $28.5 million and our deferred revenue balance, partially offset by proceeds received from the exercise of stock options of $1.3 million. Excluding deferred revenues and deferred taxes, we had working capital of $129.3 million at March 31, 2010, compared to $118.4 million at December 31, 2009.

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

Common Stock Repurchases

On October 30, 2008, our Board authorized the repurchase of up to 3.0 million shares of the Company’s common stock. During the first quarter of 2010, the Company repurchased 0.2 million shares of its common stock at a cost of $10.5 million. At March 31, 2010, there remained approximately 0.7 million shares authorized by the Board for repurchase.

Off-Balance Sheet Arrangements and Contractual Obligations

The following table summarizes our contractual cash obligations, excluding cash obligations for our MicroEdge discontinued operation, as of March 31, 2010 (in thousands):

	Nine
	Months Ended
	December 31	Years Ended December 31
	2010	2011	2012	2013	2014	Thereafter	Total
Operating lease obligations, net of sub-lease income	$5,647	$7,569	$6,951	$6,363	$6,716	$34,757	$68,003

As of March 31, 2010, MicroEdge had operating lease commitments totaling $8.7 million, less sublease income of $1.5 million, which are not reflected in the above table. On October 1, 2009, we completed the sale of our MicroEdge subsidiary. In connection with the sale of MicroEdge, the Company entered into a sublease agreement with Microedge LLC, whereby Microedge LLC will sub-lease approximately 24,000 square feet of office space located at 619 West 54th Street in New York, New York from the Company. Microedge LLC will sub-lease the premises for two years with the option to extend the sub-lease term through the end of the lease term in 2018. The sub-lease agreement became effective upon the close of sale of MicroEdge on October 1, 2009. With the exception of the MicroEdge facilities in New York City, the leases related to MicroEdge have been transferred to the Purchaser.

At March 31, 2010 and December 31, 2009, we had a gross liability of $7.6 million and $7.5 million for uncertain tax positions. Since almost all of this liability relates to reserves against deferred tax assets that we do not expect to utilize in the short term, we cannot estimate the timing of potential future cash settlements and have not included any estimates in the table of contractual cash obligations above. Additionally, our cash payments for income taxes will continue to be nominal over the next few years as we have significant net operating losses, capital losses and tax credit carryforwards to utilize.

At March 31, 2010 and December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Other Liquidity and Capital Resources Considerations

As noted above, we expect our cash payments for federal income taxes to remain nominal over the next few years as we have significant net operating losses and tax credit carryforwards to utilize against current income taxes. However, our cash payments for federal income taxes could increase as early as fiscal 2012.

Our liquidity and capital resources in any period could be affected by the exercise of outstanding employee stock options and issuance of common stock under our employee stock purchase plan, as cash received from these transactions would increase our liquidity. Conversely, our liquidity would be negatively affected by an employee’s vesting of restricted stock units and exercise of stock-settled stock appreciation rights, as cash is used to satisfy withholding taxes on these equity awards which are net share settled. The resulting increase in the number of outstanding shares could also affect our per share results of operations. However, we cannot predict the timing or amount of proceeds from the exercise of these securities, or whether they will be exercised at all.

We expect that for the next year, our operating expenses will continue to constitute a significant use of cash flow. In addition, we may use cash to fund other acquisitions, repurchase additional common stock, or invest in other businesses, when opportunities arise. Based upon the predominance of our revenues from recurring sources, bookings performance and current expectations, we believe that our cash and cash equivalents, and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases and financing activities for the next year. However, if we identify opportunities that exceed our current expectation, we may choose to seek additional capital resources through debt or equity financing. However, such financing may not be available at all particularly in light of the uncertain current economic environment, or if available may not be obtainable on terms favorable to us and could be dilutive.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Since the acquisitions of Advent Denmark, Advent Norway, Advent Sweden, Advent Netherlands, and Advent Europe’s remaining distributors in the United Kingdom and Switzerland, whose service and certain license revenues and capital spending are transacted in local country currencies, we have greater exposure to foreign currency fluctuations. As of March 31, 2010, $40 million of goodwill from the acquisition of these entities are denominated in foreign currency. Therefore a hypothetical change of 10% could increase or decrease our assets and equity by approximately $12.3 million and could increase or decrease our condensed consolidated results of operations or cash flows by approximately $1.6 million.

We maintain an investment portfolio of various holdings, types, and maturities. Our interest rate risk relates primarily to our investment portfolio, which consisted of $112.0 million in cash and cash equivalents, short-term and long-term marketable securities as of March 31, 2010. Our short-term and long-term marketable securities are generally classified as available-for-sale and, consequently, are recorded on our consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. At any time, a rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures.

The following table presents hypothetical changes in fair value of our short-term and long-term marketable securities of $60.0 million at March 31, 2010.  For March 31, 2010, the market changes reflect an immediate hypothetical parallel shifts in the yield curve of plus or minus 25 basis points (“BPS”), plus 50 BPS, and plus 100 BPS.  For balances at March 31, 2010 the hypothetical fair values are as follows (in millions, except percentages):

Decrease in Interest Rates			Increase in Interest Rates
-100 Basis Points	-50 Basis Points	-25 Basis Points	25 Basis Points	50 Basis Points	100 Basis Points
$60.5	$60.3	$60.2	$60.0	$59.9	$59.7
0.67%	0.34%	0.17%	-0.17%	-0.34%	-0.67%

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

Our investments in privately held companies are assessed for impairment when a review of the investee’s operations indicates that a decline in value of the investment is other-than-temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. Impaired investments in privately held companies are written down to estimated fair value. We estimate fair value using a variety of valuation methodologies. Such methodologies include comparing the private company with publicly traded companies in similar lines of business, applying revenue and price/earnings multiples to estimated future operating results for the private company and estimating discounted cash flows for that company. We could lose our entire investment in these companies. At March 31, 2010 and December 31, 2009, our net investments in privately-held companies totaled $0.5 million.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(f) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective as of March 31, 2010 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to Advent’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting which were identified in connection with the evaluation required by Rule 13a-15(e) of the Exchange Act that occurred during the first quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, Advent’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

On March 8, 2005, certain of the former shareholders of Kinexus and the shareholders’ representative filed suit against Advent in the Delaware Chancery Court. The complaint alleges that Advent breached the Agreement and Plan of Merger dated as of December 31, 2001 pursuant to which Advent acquired all of the outstanding shares of Kinexus due principally to the fact that no amount was paid by Advent on an earn-out of up to $115 million. The earn-out, which was payable in cash or stock at the election of Advent, was based upon Kinexus meeting certain revenue targets in both 2002 and 2003. The complaint seeks unspecified compensatory damages, an accounting and restitution for unjust enrichment. Advent advised the shareholders’ representative in January 2003 that the earn-out terms had not been met in 2002 and accordingly no earn-out was payable for 2002 and would not be payable for 2003. There has been no further activity in this case since additional document discovery and interrogatory answers were provided by the parties in December 2008. Advent disputes the plaintiffs’ claim and believes that it has meritorious defenses and intends to vigorously defend this action. Management believes that any potential loss associated with this litigation is neither probable nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

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

Total recurring revenues represented 88%, 86% and 80% of total net revenues during the first quarter of 2010, fiscal 2009 and 2008, respectively. We expect to continue to derive a significant portion of our revenue from our clients’ renewal of term license, perpetual maintenance and other recurring contracts and such renewals are critical to our future success. Some factors that may affect the renewal rate of our contracts include:

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

Most of our perpetual license customers have historically renewed their annual maintenance although our customers have no obligation to renew such maintenance after the first year of their license agreements. In addition, our customers may select maintenance levels less advantageous to us upon renewal, which may reduce recurring revenue from these customers. The recent market downturn has caused, and may in the future cause, some clients not to renew their maintenance or reduce their level of maintenance, which would affect our renewal rates and revenue. Our renewal rates are based on cash collections and are disclosed one quarter in arrears. Our reported renewal rates for our quarterly periods of 2009 were below the levels we disclosed for our quarterly periods of 2008. The decrease in renewal rates reflects increases in the number of customers who have gone out of business or reduced maintenance expenditures, as well as from slower payments received from renewal clients.

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

The purchase of our software products often requires prospective customers to provide significant executive-level sponsorship and to make major systems architecture decisions. As a result, we must generally engage in relatively lengthy sales and contracting efforts. Sales transactions may therefore be delayed during the customer decision process because we must provide a significant level of education to prospective customers regarding the use and benefit of our products. Our business and prospects are subject to uncertainties in the financial markets that can cause customers to remain cautious about capital and information technology expenditures, particularly as a result of the uncertain economic environment, or to decrease their information technology budgets as an expense reduction measure. The sales cycle associated with the purchase of our solutions is typically between two and twelve months depending upon the size of the client, and is subject to a number of significant risks over which we have little or no control, including broader financial market volatility, adverse economic conditions, customers’ budgeting constraints, internal selection procedures, and changes in customer personnel, among others. Ongoing volatility in the US and global financial markets has further exacerbated this risk.

As a result of a lengthy and unpredictable sales cycle, we have limited ability to forecast the timing and amount of specific perpetual license sales, or term license sales which we report quarterly as annual contract value (ACV). The timing of large individual license sales is especially difficult to forecast, and we may not be successful in closing large license transactions on a timely basis or at all. Customers may postpone their purchases of our existing products or product enhancements in advance of the anticipated introduction of new products or product enhancements by us or our competitors. Accordingly, our level of ACV bookings and perpetual license revenue in any particular period is subject to significant fluctuation. For example, during the first quarter of 2010, our ACV bookings and perpetual license revenue decreased by 28% and 37%, respectively, compared to the fourth quarter of 2009.

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

During the first quarter of 2010, fiscal 2009 and 2008, we recognized 88%, 86% and 80%, respectively, of total net revenues from recurring sources, which we define as revenues from term license, maintenance on perpetual licenses, and other recurring revenue. We generally recognize revenue from these sources ratably over the terms of these agreements, which typically range from one to three years. As a result, almost all of our revenues in any quarter are generated from contracts entered into during previous periods.

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

Further, because of the large percentage of revenue from recurring sources in our term license business model, our historical operating results on a generally accepted accounting principles (GAAP) basis will not necessarily be the sole or most relevant factor in predicting our future operating results. Accordingly, we report certain non-GAAP or operational information, including our quarterly bookings metrics (expressed as ACV) and maintenance renewal rates, that is intended to provide investors with certain of the information that management uses as a basis for planning and forecasting of future periods. However, we believe that undue reliance should not be placed upon non-GAAP or operating information because this information is neither standardized across companies nor subjected to the same control activities and audit procedures that produce our GAAP financial results.

The recent market downturn has caused, and may in the future cause more clients not to renew their term licenses or perpetual license maintenance. Also, the significant declines in market value of our clients affect their AUA or AUM.  Consequently, we may also experience a decline in the ACV of bookings since the pricing of some of our products is based upon our client’s AUA or AUM.  Furthermore, we have some contracts for which clients pay us fees based on the greater of a negotiated annual minimum fee or a calculated fee that is determined by the client’s AUA or AUM. If a client previously paid us based on the calculated fee, rather than the annual minimum fee, we would experience a decline in revenue as a result of any decline in those clients’ AUA or AUM.

Uncertain economic and financial market conditions adversely affect our business.

The market for investment management software systems has been and continues to be negatively affected by a number of factors, including reductions in capital expenditures by customers and volatile performance of major financial markets. The market downturn and fluctuations over the last 18 to 24 months, dissolution and acquisitions of our clients and prospects, the decline in Assets Under Administration (AUA) or Assets Under Management (AUM) as a result of significant declines in asset values of our clients and the accompanying market uncertainty affects and will continue to affect both our ability to sell our solutions and the amount of revenue we receive from such sales. The target clients for our products include a range of financial services organizations that manage investment portfolios. The success of many of our clients is intrinsically linked to the health of the financial markets. The demand for our solutions has been and continues to be disproportionately affected by fluctuations, disruptions, instability and downturns in the economy and financial services industry, which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products. Since the fall of 2008, we have experienced some clients and prospects delaying or cancelling additional license purchases. In addition, some prospects and clients have gone out of business, undergone personnel reductions or turnover, or have been acquired, which we expect to continue should the financial markets face future hardship.

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

We have, in the past, experienced a number of market downturns in the financial services industry and resulting declines in information technology spending, which has caused longer sales and contracting cycles, deferral or delay of information technology projects and generally reduced expenditures for software and related services. The severity of the market downturn and volatility and uncertainty in the financial markets and the financial services sector in the last several years makes it difficult for us to forecast operating results and may result in a material adverse effect on our revenues and results of operations in the longer term.

Our stock price may fluctuate significantly.

Like many other companies, our stock price has been subject to wide fluctuations in recent quarters as a result of market volatility. If net revenues or earnings in any quarter or our financial guidance for future periods fail to meet the investment community’s expectations, our stock price is likely to decline. Even if our revenues or earnings meet or exceed expectations, our stock price is subject to decline in periods of high market volatility because our stock price is affected by trends in the financial services sector and by broader market trends unrelated to our performance. Unfavorable or uncertain economic and market conditions, which can be caused by many factors, including declines in economic growth, business activity or investor or business confidence; limitation on the availability or increases in the cost of credit or capital; increases in inflation, interest rates, exchange rate volatility, default rates or the price of basic commodities; corporate, political or other scandals that reduce investor confidence in capital markets; outbreaks of hostilities or other geopolitical instability; natural disasters or pandemics; or a combination of these or other factors, have adversely affected, and may in the future adversely affect, our business, profitability and stock price.

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

Revenues from recurring sources have grown from 80% in 2008, to 86% in 2009 to 88% in the first quarter of 2010. During the first quarter of 2010, term license revenues comprised approximately 42% of term license, maintenance and other recurring revenues as compared to approximately 44% and 35% in fiscal 2009 and 2008, respectively. Term license contracts are comprised of both software licenses and maintenance services. Individual perpetual software licenses vary significantly in value, and the value and timing of these transactions can therefore cause our quarterly perpetual license revenues to fluctuate. As we continue to sign term license agreements for new customers, grow our subscription, data management and outsourced services revenues, and our customers renew their perpetual maintenance, we expect our revenue from recurring sources to continue to represent over 85% of our total net revenues.

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

In addition, we experience seasonality in our licensing. We believe that this seasonality results primarily from customer budgeting cycles and expect this seasonality to continue in the future.  The fourth quarter of the year typically has more licensing activity.  That can result in term license bookings and perpetual license fee revenue being the highest in the fourth quarter, followed by lower term license bookings and perpetual license revenue in the first quarter of the following year. This seasonality has been, and may be in the future, adversely affected by market downturns we experienced and uncertain economic conditions.  Also, term licenses entered into during a quarter may not result in recognition of associated revenue until later quarters, as we begin recognizing revenue for such licenses when the related implementation services are substantially complete. In addition, we may incur commission and bonus expenses in the period in which we enter into a license, but not recognize the associated revenue until later periods.

Because of the above factors, we believe that quarter-to-quarter comparisons of our operating results are not necessarily reliable indicators of future performance.

If our relationship with Financial Times/Interactive Data is terminated, our business may be harmed.

Many of our clients use our proprietary interface to electronically retrieve pricing and other data from Financial Times/Interactive Data (“FTID”). FTID pays us a commission based on their revenues from providing this data to our clients. Our software products have been customized to be compatible with their system and our software would need to be redesigned to operate with additional alternative data vendors if FTID’s services were unavailable for any reason. Non-renewal of our current agreement with FTID would require at least two years’ prior notice by either us or them and the agreement may be terminated upon 90 days advance notice for an uncured material breach of the other party. While we have contracts with other data vendors for substantially similar financial data with which our products can be used, if our relationship with FTID was terminated or their services were unavailable to clients for any reason, we cannot be certain that we could enter into contracts with additional alternative data providers, or that these other relationships would provide similar commission rates to us or if the amount of data used by our clients would remain the same, and our operating results could suffer or our resources could be constrained from the costs of redesigning our software.

If our large subscription-based clients or if our revenue sharing relationships are terminated, our business may be harmed.

In recent years, Advent has entered into contracts relating to our subscription, data management revenue streams and outsourced services with contract values that are substantially larger than we have customarily entered into in the past, including our agreement with TIAA-CREF.  It is too early to know whether we will be able to continue to sign large recurring revenue contracts of this nature or if such clients will renew their contracts at similar rates, if at all. Some of these agreements are subject to milestones, acceptance and penalties and there is no assurance that these agreements will be fully implemented.  In addition, we have revenue sharing agreements with other companies that provide revenue to Advent for our clients’ use of those companies’ services and products. Our operating results could be adversely impacted if these agreements are not fully implemented, terminated or not renewed, or if we are unable to continue to generate similar opportunities and enter similar or larger sized contracts in the future.

Our outsourcing and data integration services are subject to risks that may harm our business.

Our clients rely on our outsourcing and data services to meet their operational needs, including account aggregation and reconciliation.  Because our services are complex, we utilize third party data and other vendors, and our clients use our services in a variety of ways, our services may have undetected errors or defects, service disruptions, delays, or incomplete or incorrect data that could result in unanticipated downtime for our customers, failure to meet service levels and service disruptions.  In addition, our security measures could be breached or unauthorized access to our information or our customers’ information could occur.  Such potential errors, defects, delays, disruptions or other performance problems may damage our clients’ business, harm our reputation, result in losing future sales, cause clients to withhold payment or terminate or not renew their agreements with us, and subject us to litigation and other possible liabilities.

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

We cannot be certain that establishing businesses in other countries will produce the desired levels of revenues, such as in the case of our former Greek subsidiary, Advent Hellas, which produced less than satisfactory revenues and profitability before its sale by Advent in 2005. Also, the recent worldwide volatility in financial markets may disrupt our sales efforts in overseas markets. We currently have limited experience in developing localized versions of our products and marketing and distributing our products internationally. In other instances, we may rely on the efforts and abilities of foreign business partners in such markets. For example, we outsourced certain engineering activities to a business partner located in China. Now, Advent has transitioned those contract developers to become employees of Advent as part of our recently opened Beijing office. In addition, international operations are subject to other inherent risks, including:

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

Our cash equivalent, short-term and long-term investment portfolio as of March 31, 2010 consisted of US government and commercial debt securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of adverse financial market conditions, investments in some financial instruments may pose risks arising from recent market liquidity and credit concerns. As of March 31, 2010, we had no impairment charges associated with our short-term or long-term investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain materially unimpaired. In addition, the decrease in interest rates has materially decreased the interest income we receive on our investments.

If we are unable to protect our intellectual property, we may be subject to increased competition that could seriously harm our business.

Our success depends significantly upon our proprietary technology. We currently rely on a combination of copyright, trademark, patent and trade secret law, as well as confidentiality procedures and contractual provisions to protect our proprietary rights. We have registered trademarks and copyrights for many of our products and services and will continue to evaluate the registration of additional trademarks and copyrights as appropriate. We generally enter into confidentiality agreements with our employees, customers, resellers, vendors and others. We seek to protect our software, documentation and other written materials under trade secret and copyright laws. We also have three issued patents. Despite our efforts, existing intellectual property laws may afford only limited protection. It may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use our proprietary information. In addition, we cannot be certain that others will not develop or acquire substantially equivalent or superseding proprietary technology, equivalent or better products will not be marketed in competition with our products, or others may not design around any patent that we have or that may be issued to us or other intellectual property rights of ours, thereby substantially reducing the value of our proprietary rights. We cannot be sure that we will develop proprietary products or technologies that are patentable, that any patent, if issued, would provide us with any competitive advantages or would not be challenged by third parties, or that the patents of others will not adversely affect our ability to do business. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States and so our expansion into international markets may expose our proprietary rights to increased risks. Litigation may be necessary to protect our proprietary technology which may be time-consuming and expensive, with no assurance of success.  As a result, we cannot be sure that our means of protecting our proprietary rights will be adequate.

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

We are a highly automated business and rely on our network infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operational, support, and sales activities. A disruption or failure of these systems in the event of major earthquake, fire, telecommunications failure, cyber-attack, terrorist attack, or other catastrophic event could cause system interruptions, reputational harm, delays in our product development and loss of critical data and could affect our ability to sell and deliver products and services and other critical functions of our business. Our corporate headquarters, a significant portion of our research and development activities, our data centers, and certain other critical business operations are located in the San Francisco Bay Area, which is a region of seismic activity. We have developed certain disaster recovery plans and certain backup systems to reduce the potentially adverse effect of such events, but a catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected. Further, such disruptions could cause further instability in the financial markets or the spending of our clients and prospects upon which we depend. Although we are in the process of creating an enterprise risk management program to attempt to manage some of these risks, it is not currently implemented and, when implemented, may not adequately protect us.

In addition to the recent severe market conditions, other catastrophic events such as abrupt political change, terrorist acts, conflicts or wars may cause damage or disruption to the economy, financial markets and our customers. The potential for future attacks, the national and international responses to attacks or perceived threats to national security and other actual or potential conflicts or wars have created many economic and political uncertainties. Although it is impossible to predict the occurrences or consequences of any such events, they could unsettle the financial markets or result in a decline in information technology spending, which could have a material adverse effect on our revenues.

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

Our Chief Executive Officer and the Chairman of our board of directors own or control, indirectly or directly, a substantial number of shares of our common stock (approximately 39% as of April 9, 2010). As a result, if these parties were to act together, they will have the ability to exert significant influence on matters submitted to our stockholders for approval, such as the election or removal of directors, amendments to our certificate of incorporation or the approval of a business combination. These actions may be taken even if they are opposed by other stockholders or it may be difficult to approve these actions without their consent. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

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

Security risks may harm our business.

Maintaining the security of computers, computer networks, hosted solutions and the transmission of confidential information over public networks is essential to commerce and communications, particularly in the market in which Advent operates. Efforts of others to seek unauthorized access to Advent’s or its clients’ information, computers and networks or introduce viruses, worms and other malicious software programs that disable or impair computers into our systems or those of our customers or other third parties, could disrupt or make our systems and services inaccessible or allow access to proprietary information and data of Advent or its clients.  Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments, could also result in compromises or breaches of our security systems. Our security measures may be inadequate to prevent security breaches, exposing us to a risk of data loss, financial loss, harm to reputation, business interruption, litigation and other possible liabilities, as well as possibly requiring us to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by such breaches.

Potential changes in securities laws and regulation governing the investment industry’s use of soft dollars may reduce our revenues.

Some of our clients utilized trading commissions (“soft dollar arrangements”) to pay for software products and services. During each of fiscal 2009, 2008 and 2007, the total value of Advent products and services paid with soft dollars was approximately 4% of our total billings. Such soft dollar arrangements could be impacted by changes in the regulations governing those arrangements.

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

On October 30, 2008, Advent’s Board authorized the repurchase of up to 3.0 million shares of the Company’s outstanding common stock. During the first quarter of 2010, the Company repurchased 0.2 million shares of its common stock under the stock repurchase program approved by the Board in October 2008 for an average price per share of $42.41. At March 31, 2010, there remained approximately 0.7 million shares authorized by the Board for repurchase. The following table provides a month-to-month summary of the repurchase activity under the stock repurchase program approved by the Board in October 2008 during the three months ended March 31, 2010:

			Maximum
	Total	Average	Number of Shares That
	Number	Price	May Yet Be Purchased
	of Shares	Paid	Under Our Share
	Purchased	Per Share	Repurchase Programs
	(shares in thousands)

January 2010	—	$—	979
February 2010	79	$39.83	900
March 2010	170	$43.61	730

Total	249	$42.41	730

In addition to the repurchases disclosed above, we withheld shares through net share settlements during the three months ended March 31, 2010. The following table provides a month-to-month summary of the purchase activity upon the employee vesting of restricted stock units and the exercise of stock-settled stock appreciation rights under our equity compensation plan to satisfy tax withholding obligations during the three months ended March 31, 2010 (in thousands, except per share data):

	Total		Maximum Number
	Number	Average	of Shares that May
	of Shares	Price Per	Yet Be Purchased
Month	Purchased (1)	Share	Under the Plan

January	3	$41.52	—
February	1	$38.84	—
March	8	$44.52	—

Total	12	$43.23	—

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

ADVENT SOFTWARE, INC.

Dated: May 10, 2010	By:	/s/ James S. Cox
James S. Cox Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)