Form 10-Q
period 2010-06-30
ADVENT SOFTWARE INC /DE/
filed 2010-08-06
CIK 1002225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2010

or

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

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2010 was 25,568,161.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30	December 31
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$42,641	$57,877
Short-term marketable securities	59,892	31,273
Accounts receivable, net	47,175	44,246
Deferred taxes, current	15,137	15,081
Prepaid expenses and other	19,773	22,350
Current assets of discontinued operation	—	494
Total current assets	184,618	171,321
Property and equipment, net	38,925	33,945
Goodwill	143,344	144,827
Other intangibles, net	22,644	22,965
Long-term marketable securities	—	28,495
Deferred taxes, long-term	40,504	40,502
Other assets	9,490	10,142
Noncurrent assets of discontinued operation	2,095	2,095

Total assets	$441,620	$454,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,832	$4,708
Accrued liabilities	26,136	31,066
Deferred revenues	139,520	140,186
Income taxes payable	5,541	1,616
Current liabilities of discontinued operation	207	719
Total current liabilities	180,236	178,295
Deferred revenue, long-term	5,857	5,879
Other long-term liabilities	14,281	12,969
Noncurrent liabilities of discontinued operation	5,177	5,115

Total liabilities	205,551	202,258

Commitments and contingencies (See Note 12)

Stockholders’ equity:
Common stock	255	259
Additional paid-in capital	390,749	386,623
Accumulated deficit	(160,946)	(145,584)
Accumulated other comprehensive income	6,011	10,736
Total stockholders’ equity	236,069	252,034

Total liabilities and stockholders’ equity	$441,620	$454,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Net revenues:
Term license, maintenance and other recurring	$60,233	$54,763	$119,084	$111,070
Perpetual license fees	2,739	2,578	5,041	5,263
Professional services and other	6,300	5,727	11,835	13,060

Total net revenues	69,272	63,068	135,960	129,393

Cost of revenues:
Term license, maintenance and other recurring	12,730	11,464	25,157	22,809
Perpetual license fees	65	78	138	190
Professional services and other	6,309	7,507	12,893	15,562
Amortization of developed technology	1,683	1,324	3,199	2,729

Total cost of revenues	20,787	20,373	41,387	41,290

Gross margin	48,485	42,695	94,573	88,103

Operating expenses:
Sales and marketing	17,048	15,132	33,908	30,911
Product development	13,107	11,230	25,168	23,349
General and administrative	9,872	8,657	19,423	17,296
Amortization of other intangibles	331	438	646	877
Restructuring charges	555	12	584	56

Total operating expenses	40,913	35,469	79,729	72,489

Income from continuing operations	7,572	7,226	14,844	15,614

Interest and other income (expense), net	(229)	2,151	(935)	1,779

Income from continuing operations before income taxes	7,343	9,377	13,909	17,393
Provision for income taxes	2,496	2,218	4,819	4,871

Net income from continuing operations	$4,847	$7,159	$9,090	$12,522

Discontinued operation:
Net income (loss) from discontinued operation (net of applicable taxes of $(17), $592, $(50) and $1,186, respectively)	(27)	863	(75)	1,729

Net income	$4,820	$8,022	$9,015	$14,251

Basic net income (loss) per share:
Continuing operations	$0.19	$0.28	$0.35	$0.50
Discontinued operation	(0.00)	0.03	(0.00)	0.07
Total operations	$0.19	$0.32	$0.35	$0.56

Diluted net income (loss) per share:
Continuing operations	$0.18	$0.27	$0.34	$0.48
Discontinued operation	(0.00)	0.03	(0.00)	0.07
Total operations	$0.18	$0.31	$0.33	$0.55

Weighted average shares used to compute net income per share:
Basic	25,700	25,288	25,785	25,265
Diluted	27,053	26,140	27,105	26,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30
	2010	2009
Cash flows from operating activities:
Net income	$9,015	$14,251
Adjustment to net income for discontinued operation	75	(1,729)
Net income from continuing operations	9,090	12,522

Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Stock-based compensation	8,828	8,778
Depreciation and amortization	8,819	8,237
Loss on dispositions of fixed assets	20	40
Provision for doubtful accounts	65	219
Provision for (reduction of) sales returns	(624)	797
Gain on investment	—	(2,056)
Deferred income taxes	(60)	(11)
Other	358	178
Effect of statement of operations adjustments	17,406	16,182
Changes in operating assets and liabilities:
Accounts receivable	(2,711)	4,733
Prepaid and other assets	3,246	3,436
Accounts payable	4,092	(1,713)
Accrued liabilities	(4,382)	(2,244)
Deferred revenues	(329)	(5,136)
Income taxes payable	3,899	4,043
Effect of changes in operating assets and liabilities	3,815	3,119

Net cash provided by operating activities from continuing operations	30,311	31,823

Cash flows from investing activities:
Cash used in acquisitions, net of cash acquired	(4,719)	—
Purchases of property and equipment	(9,952)	(1,278)
Capitalized software development costs	(1,407)	(1,238)
Purchases of marketable securities	(3,000)	—
Sales and maturities of marketable securities	3,000	—
Proceeds from sale of investments	—	2,056

Net cash used in investing activities from continuing operations	(16,078)	(460)

Cash flows from financing activities:
Proceeds from common stock issued from exercises of stock options	5,506	2,383
Withholding taxes related to equity award net share settlement	(3,163)	(1,792)
Proceeds from common stock issued under the employee stock purchase plan	2,929	2,946
Repurchase of common stock	(34,399)	(14,578)
Repayment of long-term borrowing	—	(25,000)

Net cash used in financing activities from continuing operations	(29,127)	(36,041)

Net cash transferred (to) from discontinued operation	(31)	4,817

Effect of exchange rate changes on cash and cash equivalents	(311)	122

Net change in cash and cash equivalents from continuing operations	(15,236)	261
Cash and cash equivalents of continuing operations at beginning of period	57,877	45,098

Cash and cash equivalents of continuing operations at end of period	$42,641	$45,359

	Six Months Ended June 30
	2010	2009
Supplemental disclosure of cash flow information
Cash flow from discontinued operation:
Net cash (used in) provided by operating activities	$(296)	$3,831
Net cash provided used in investing activities	—	(588)
Net cash transferred (to) from continuing operations	31	(4,817)
Effect of exchange rates on cash and cash equivalents	(1)	(1)
Net change in cash and cash equivalents from discontinued operations	(266)	(1,575)
Cash and cash equivalents of discontinued operation at beginning of period	266	3,253
Cash and cash equivalents of discontinued operation at end of period	$—	$1,678

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

Note 2—Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2010, as compared to the recent accounting pronouncements described in Advent’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are of significance, or potential significance, to the Company.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition) (“ASU 2009-13”) and ASU 2009-14,  Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985,  Software) (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company has not early adopted this guidance and does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s condensed consolidated financial statements.

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

Note 3 — Cash Equivalents and Marketable Securities

At June 30, 2010, cash equivalents and short-term marketable securities primarily consisted of money market mutual funds, US government and US Government Sponsored Entities (GSE’s) and high credit quality corporate debt securities that are guaranteed by the US government. The Company’s short-term marketable securities are classified as available-for-sale, with long-term investments, if applicable, having a maturity date greater than one year from the end of the period.

At June 30, 2010, marketable securities were summarized as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value

Corporate debt securities	$23,425	$8	$(3)	$23,430
US government debt securities	36,442	20	—	36,462
Total	$59,867	$28	$(3)	$59,892

The following table summarizes marketable securities with unrealized gains and losses by contractual maturity dates at June 30, 2010 (in thousands):

	Less than 12 months
		Net
	Amortized	Unrealized
	Cost	Gains

Corporate debt securities	$23,425	$5
US government debt securities	36,442	20
Total	$59,867	$25

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

The gross unrealized losses related to investments are primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates since the acquisition of the securities. For fixed income securities that have unrealized losses as of June 30, 2010,  the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, the Company has evaluated these fixed income securities and has determined that no credit losses exist. As of June 30, 2010, all securities in an unrealized loss position have been in an unrealized loss position for less than one year. The Company’s management has determined that the unrealized losses on its fixed income securities as of June 30, 2010 were temporary in nature.

During the six months ended June 30, 2010, $3.0 million of marketable securities matured, which did not have any associated gross realized gains or losses, and were reinvested in the purchase of additional marketable securities.

Note 4—Discontinued Operation

During 2009, the Company decided to discontinue its operations in the not-for-profit business community to concentrate on its core investment management business. In connection with this decision, the Company completed the sale of MicroEdge on October 1, 2009 to an affiliate of Vista Equity Partners III, LLC (“Purchaser”). The Company sold net assets in MicroEdge totaling $3.0 million.  The total consideration received by the Company in connection with the divestiture was approximately $30 million in cash, of which $27 million in cash was paid on the closing date. The remaining $3 million of the Purchase Price has been placed in escrow for eighteen (18) months from the date of the close and will be held as security for losses incurred by the Purchaser in the event of certain breaches of the representations and warranties contained in the Agreement or certain other events. Any gain on sale associated with the $3.0 million held in escrow will be recorded when realized. In connection with the sale of MicroEdge, the Company recorded an associated gain of $13.6 million in “net income from discontinued operation, net of applicable taxes” in its fourth quarter of 2009 results.

As part of the disposition, certain assets and obligations of our discontinued operation were excluded from the sale and are reflected on the Company’s balance sheet as of June 30, 2010 and December 31, 2009. Assets excluded from the sale include cash and deferred tax assets.  Liabilities excluded from the sale include sales tax and other tax-related obligations, future payments related to a two year service and maintenance agreement, certain legal costs and employee related compensation payments incurred as of the period ended September 30, 2009, and continuing lease obligations included as part of the restructuring noted below. Legal costs and liabilities related to employee compensation were all paid as of December 31, 2009 and certain sales tax obligations have been paid through June 30, 2010.

In connection with the sale of MicroEdge, the Company vacated its MicroEdge facilities in New York and entered into a sub-lease agreement with the Purchaser whereby the Purchaser will sub-lease the premises for two years with the option to extend the sub-lease term through the end of the lease term in 2018.

The following table sets forth an analysis of the components of the restructuring charges related to the Company’s discontinued operation and the payments and non-cash charges made against the accrual during the six months ended June 30, 2010 (in thousands):

	Facility Exit	Severance and
	Costs	Benefits	Total

Balance of restructuring accrual at December 31, 2009	$5,115	$—	$5,115

Restructuring charges	6	—	6
Cash payments	(26)	(8)	(34)
Adjustment of prior restructuring costs	82	8	90

Balance of restructuring accrual at June 30, 2010	$5,177	$—	$5,177

Net revenues and income from the Company’s discontinued operation were as follows for the following periods (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Net revenues	$—	$6,464	$—	$12,925

Net income (loss) from discontinued operation (net of applicable taxes of $(17), $592, $(50), and $1,186, respectively)	$(27)	$863	$(75)	$1,729

The following table sets forth the assets and liabilities of the MicroEdge discontinued operation included in the condensed consolidated balance sheets of the Company (in thousands):

	June 30	December 31
	2010	2009

Assets:
Cash and cash equivalents	$—	$266
Prepaid expenses and other	—	228
Total current assets of discontinued operation	$—	$494

Deferred taxes, long-term	$2,095	$2,095
Total noncurrent assets of discontinued operation	$2,095	$2,095

Liabilities:
Accrued liabilities and income taxes payable	$207	$719
Total current liabilities of discontinued operation	$207	$719

Accrued restructuring, long-term portion	$5,177	$5,115
Total noncurrent liabilities of discontinued operation	$5,177	$5,115

Note 5—Stock-Based Compensation

Equity Award Activity

A summary of the status of the Company’s stock option and stock appreciation right (“SAR”) activity for the period presented follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Life	Value
	(in thousands)	Price	(in years)	(in thousands)

Outstanding at December 31, 2009	3,945	$29.14
Options & SARs granted	473	$43.43
Options & SARs exercised	(361)	$24.89
Options & SARs canceled	(64)	$35.89
Outstanding at June 30, 2010	3,993	$31.11	6.42	$63,683
Exercisable at June 30, 2010	2,448	$26.66	5.08	$49,982

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $46.96 as of June 30, 2010 for options and SARs that were in-the-money as of that date.

The weighted average grant date fair value of options and SARs granted (as determined under ASC 718), total intrinsic value of options and SARs exercised and cash received from option exercises during the six months ended June 30, 2010 and 2009 were as follows (in thousands, except weighted average grant date fair value):

	Six Months Ended June 30
	2010	2009
Options and SARs
Weighted average grant date fair value	$14.95	$14.57
Total intrinsic value of awards exercised	$6,614	$2,078

Options
Cash received from exercises	$5,506	$2,383

The Company settles exercised stock options and SARs with newly issued common shares.

A summary of the status of the Company’s restricted stock unit (“RSU”) activity for the six months ended June 30, 2010 is as follows:

		Weighted
	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value

Outstanding and unvested at December 31, 2009	685	$36.33

RSUs granted	207	$43.49

RSUs vested	(170)	$41.66

RSUs canceled	(17)	$36.69

Outstanding and unvested at June 30, 2010	705	$37.14

The weighted average grant date fair value was determined based on the closing market price of the Company’s common stock on the date of the award. The aggregate intrinsic value of RSUs outstanding at June 30, 2010 was $33.1 million, using the closing price of $46.96 per share as of June 30, 2010.

Stock-Based Compensation Expense

Stock-based employee compensation expense recognized on Advent’s condensed consolidated statement of operations for the three and six months ended June 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Statement of operations classification
Cost of term license, maintenance and other recurring revenues	$428	$484	$842	$836
Cost of professional services and other revenues	262	336	552	631
Total cost of revenues	690	820	1,394	1,467

Sales and marketing	1,418	1,469	2,716	2,615
Product development	1,317	1,274	2,526	2,315
General and administrative	1,118	1,322	2,192	2,381
Total operating expenses	3,853	4,065	7,434	7,311

Total stock-based compensation expense	4,543	4,885	8,828	8,778

Tax effect on stock-based employee compensation	(2,043)	(1,626)	(3,969)	(3,366)

Effect on net income from continuing operations, net of tax	2,500	3,259	4,859	5,412

Effect on net income from discontinued operation, net of tax	—	136	—	231

Effect on net income, net of tax	$2,500	$3,395	$4,859	$5,643

Advent capitalized stock-based employee compensation expense of $0 and $0.1 million during the six months ended June 30, 2010 and 2009, respectively, associated with the Company’s software development, internal-use software and professional services implementation projects.

As of June 30, 2010, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimated forfeitures, was $34.0 million and is expected to be recognized through the remaining vesting period of each grant, with a weighted average remaining period of 2.6 years.

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Stock Options & SARs
Expected volatility	35.2% - 38.8%	50.7% - 52.0%	35.2% - 38.8%	50.7% - 57.7%
Expected life (in years)	3.86 - 4.96	4.17 - 5.10	3.86 - 4.96	4.17 - 5.47
Risk-free interest rate	1.8% - 2.7%	1.8% - 3.0%	1.8% - 2.7%	1.8% - 3.0%
Expected dividends	None	None	None	None

Employee Stock Purchase Plan
Expected volatility	29.5% - 29.9%	58.3% - 72.8%	29.5% - 29.9%	58.3% - 72.8%
Expected life (in months)	6	6	6	6
Risk-free interest rate	0.2%	0.3% - 0.4%	0.2%	0.3% - 0.4%
Expected dividends	None	None	None	None

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

The following table sets forth the computation of basic and diluted net income (loss) per share for continuing operations and the Company’s discontinued operation (in thousands, except per-share data):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Numerator:
Net income (loss):
Continuing operations	$4,847	$7,159	$9,090	$12,522
Discontinued operation	(27)	863	(75)	1,729

Total operations	$4,820	$8,022	$9,015	$14,251

Denominator:
Denominator for basic net income per share-weighted average shares outstanding	25,700	25,288	25,785	25,265

Dilutive common equivalent shares:
Employee stock options and other	1,353	852	1,320	788

Denominator for diluted net income (loss) per share-weighted average shares outstanding, assuming exercise of potential dilutive common shares	27,053	26,140	27,105	26,053

Net income (loss) per share:
Basic:
Continuing operations	$0.19	$0.28	$0.35	$0.50
Discontinued operation	(0.00)	0.03	(0.00)	0.07

Total operations	$0.19	$0.32	$0.35	$0.56

Diluted:
Continuing operations	$0.18	$0.27	$0.34	$0.48
Discontinued operation	(0.00)	0.03	(0.00)	0.07

Total operations	$0.18	$0.31	$0.33	$0.55

Weighted average stock options, SARs and RSUs of approximately 0.9 million and 1.3 million for the three and six months ended June 30, 2010, respectively, were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive. Similarly, weighted average stock options, SARs and RSUs of approximately 2.4 million and 2.6 million for the three and six months ended June 30, 2009, respectively, were excluded from the calculation of diluted net income per share.

Note 7—Goodwill

The changes in the carrying value of goodwill for the six months ended June 30, 2010 were as follows (in thousands):

Goodwill

Balance at December 31, 2009	$144,827
Additions	3,175
Translation adjustments	(4,658)

Balance at June 30, 2010	$143,344

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

Foreign currency translation adjustments totaling $4.7 million reflect the general strengthening of the US dollar versus European currencies during the six months ended June 30, 2010.

Note 8—Other Intangibles

The following is a summary of other intangibles as of June 30, 2010 (in thousands):

	Weighted
	Average
	Amortization	Other		Other
	Period	Intangibles,	Accumulated	Intangibles,
	(Years)	Gross	Amortization	Net

Purchased technologies	5.0	$28,006	$(17,053)	$10,953
Product development costs	3.0	12,942	(7,978)	4,964

Developed technology sub-total		40,948	(25,031)	15,917

Customer relationships	6.0	27,548	(21,514)	6,034
Other intangibles	4.1	1,580	(887)	693

Other intangibles sub-total		29,128	(22,401)	6,727

Balance at June 30, 2010		$70,076	$(47,432)	$22,644

The following is a summary of other intangibles as of December 31, 2009 (in thousands):

	Weighted
	Average
	Amortization	Other		Other
	Period	Intangibles,	Accumulated	Intangibles,
	(Years)	Gross	Amortization	Net

Purchased technologies	4.9	$26,556	$(15,416)	$11,140
Product development costs	3.0	11,468	(6,428)	5,040

Developed technology sub-total		38,024	(21,844)	16,180

Customer relationships	6.0	27,038	(21,040)	5,998
Other intangibles	3.9	1,507	(720)	787

Other intangibles sub-total		28,545	(21,760)	6,785

Balance at December 31, 2009		$66,569	$(43,604)	$22,965

The changes in the carrying value of other intangibles during the six months ended June 30, 2010 were as follows (in thousands):

	Other		Other
	Intangibles,	Accumulated	Intangibles,
	Gross	Amortization	Net

Balance at December 31, 2009	$66,569	$(43,604)	$22,965
Additions	3,699	—	3,699
Amortization	—	(3,845)	(3,845)
Translation adjustments	(192)	17	(175)

Balance at June 30, 2010	$70,076	$(47,432)	$22,644

Additions to intangible assets of $3.7 million during the six months ended June 30, 2010 include intangible asset additions of $2.2 million from the acquisition of Goya AS and capitalized product development costs of approximately $1.5 million.

Based on the carrying amount of intangible assets as of June 30, 2010, the estimated future amortization is as follows (in thousands):

	Six
	Months Ended
	December 31	Years Ended December 31
	2010	2011	2012	2013	2014	Thereafter	Total
Estimated future amortization of:
Developed technology	$3,148	$5,266	$4,379	$2,592	$242	$290	$15,917
Other intangibles	622	1,163	1,163	1,118	983	1,678	6,727

Total	$3,770	$6,429	$5,542	$3,710	$1,225	$1,968	$22,644

Note 9—Balance Sheet Detail

The following is a summary of prepaid expenses and other (in thousands):

	June 30	December 31
	2010	2009

Prepaid commission	$5,008	$5,483
Prepaid contract expense	5,901	5,815
Prepaid royalty	961	1,138
Tenant improvement allowance	1,957	3,863
Other	5,946	6,051

Total prepaid expenses and other	$19,773	$22,350

The following is a summary of other assets (in thousands):

	June 30	December 31
	2010	2009

Long-term investment	$500	$500
Long-term prepaid commissions	3,009	3,204
Deposits	2,901	2,821
Prepaid contract expense, long-term	3,080	3,617

Total other assets	$9,490	$10,142

Long-term investment is an equity investment in a privately held company. This equity investment is carried at the lower of cost or fair value at June 30, 2010 and December 31, 2009. Deposits include restricted cash balances of $1.4 million at each of June 30, 2010 and December 31, 2009 related to the Company’s San Francisco headquarters and facilities in Boston and New York.

The following is a summary of accrued liabilities (in thousands):

	June 30	December 31
	2010	2009

Salaries and benefits payable	$15,327	$21,273
Accrued restructuring, current portion	738	518
Other	10,071	9,275

Total accrued liabilities	$26,136	$31,066

Accrued restructuring charges are discussed further in Note 11, “Restructuring Charges”. Other accrued liabilities include accruals for royalties, sales and business taxes, acquisition related costs, and other miscellaneous items.

The following is a summary of other long-term liabilities (in thousands):

	June 30	December 31
	2010	2009

Deferred rent	$11,252	$10,595
Accrued restructuring, long-term portion	809	716
Other	2,220	1,658

Total other long-term liabilities	$14,281	$12,969

Note 10—Comprehensive Income

The components of comprehensive income (loss) were as follows for the periods presented (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Net income from continuing operations	$4,847	$7,159	$9,090	$12,522
Unrealized gain on marketable securities, net of taxes	19	—	79	—
Foreign currency translation adjustment	(2,281)	3,319	(4,804)	1,552
Comprehensive income from continuing operations	2,585	10,478	4,365	14,074
Comprehensive income (loss) from discontinued operation	(28)	1,431	(76)	2,207

Total comprehensive income	$2,557	$11,909	$4,289	$16,281

The Company recorded taxes of $9,000, and $51,000 during the three and six months ended June 30, 2010, respectively, related to the marketable securities component of other comprehensive income.

The components of accumulated other comprehensive income, net of related taxes, were as follows (in thousands):

	June 30	December 31
	2010	2009

Accumulated net unrealized gain (loss) on marketable securities	$17	$(62)
Accumulated foreign currency translation adjustments	5,994	10,798
Accumulated other comprehensive income, net of taxes	$6,011	$10,736

Note 11—Restructuring Charges

Minor restructuring initiatives were implemented in the Company’s Advent Investment Management segment since 2006 to reduce costs and improve operating efficiencies. These initiatives have resulted in restructuring charges comprised primarily of costs related to properties abandoned in connection with facilities consolidation and associated write-down of leasehold improvements. Advent’s restructuring charges included accruals for estimated losses on facility costs based on the Company’s contractual obligations net of estimated sublease income. Advent reassesses this liability periodically based on market conditions.

During the six months ended June 30, 2010, Advent recorded a restructuring charge of $0.6 million which primarily related to facility and exit costs associated with the relocation of its facilities in New York City in the second quarter of 2010. During the six months ended June 30, 2009, the Company recorded a restructuring charge $0.1 million which related to the present value amortization of facility exit obligations partially offset by adjustments to facility exit assumptions.

The following table sets forth an analysis of the components of the payments and restructuring charges made against the accrual during the six months ended June 30, 2010 (in thousands):

Facility Exit
Costs

Balance of restructuring accrual at December 31, 2009	$1,234
Restructuring charges	557
Reversal of deferred rent related to facilities exited	14
Cash payments	(285)
Adjustment of prior restructuring costs	27

Balance of total restructuring accrual at June 30, 2010	$1,547

Of the remaining restructuring accrual of $1.5 million at June 30, 2010, $0.7 million and $0.8 million are included in accrued liabilities and other long-term liabilities, respectively, on the accompanying condensed consolidated balance sheet. The remaining excess facility costs of $1.5 million are stated at estimated fair value, net of estimated sublease income of approximately $1.5 million. Advent expects to pay the remaining obligations associated with the vacated facilities over the remaining lease terms, which expire on various dates through 2012.

Note 12—Commitments and Contingencies

Lease Obligations

Advent leases office space and equipment under non-cancelable operating lease agreements, which expire at various dates through June 2025. Some operating leases contain escalation provisions for adjustments in the consumer price index. Advent is responsible for maintenance, insurance, and property taxes. Excluding leases and associated sub-leases for MicroEdge facilities, as of June 30, 2010, Advent’s remaining operating lease commitments through 2025 are approximately $67.4 million, net of future minimum rental receipts of $1.5 million to be received under non-cancelable sub-leases.

In connection with the sale of MicroEdge, the Company entered into a sub-lease agreement with the Purchaser, whereby Purchaser will sub-lease approximately 24,000 square feet of the 29,000 square feet of office space located at 619 West 54th Street in New York, New York from the Company. The Purchaser will sub-lease the premises for two years with the option to extend the sub-lease term through the end of the lease term in 2018. The sub-lease agreement became effective upon the close of sale of MicroEdge on October 1, 2009. The operating lease commitment related to this discontinued operation facility is approximately $8.7 million, less estimated sub-lease income for two years of $1.2 million. With the exception of the MicroEdge facilities in New York City, the leases related to MicroEdge have been transferred to the Purchaser.

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

Legal Contingencies

On March 8, 2005, certain of the former shareholders of Kinexus Corporation and the shareholders’ representative filed suit against Advent in the Delaware Chancery Court. The complaint alleges that Advent breached the Agreement and Plan of Merger dated as of December 31, 2001 pursuant to which Advent acquired all of the outstanding shares of Kinexus due principally to the fact that no amount was paid by Advent on an earn-out of up to $115 million. The earn-out, which was payable in cash or stock at the election of Advent, was based upon Kinexus meeting certain revenue targets in both 2002 and 2003. The complaint seeks unspecified compensatory damages, an accounting and restitution for unjust enrichment. Advent advised the shareholders’ representative in January 2003 that the earn-out terms had not been met in 2002 and accordingly no earn-out was payable for 2002 and would not be payable for 2003. There has been no further activity in this case since additional document discovery and interrogatory answers were provided by the parties in December 2008. Advent disputes the plaintiff’s claim and believes that it has meritorious defenses and intends to vigorously defend this action. Management has not determined that any potential loss associated with this litigation is either probable or reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

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

Note 15—Income Taxes

The following table summarizes the activity relating to the Company’s unrecognized tax benefits during the six months ended June 30, 2010 (in thousands):

Total

Balance at December 31, 2009	$7,467

Gross increases related to current period tax positions	173

Balance at June 30, 2010	$7,640

At June 30, 2010 and December 31, 2009, Advent had $7.6 million and $7.5 million of gross unrecognized tax benefits, respectively. During the first six months of 2010, Advent increased the amount of unrecognized tax benefits by approximately $170,000 relating to California research and enterprise zone credits. If recognized, the total unrecognized tax benefits would decrease Advent’s tax provision and increase net income $6.3 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of the federal tax benefit of state income tax items. The Company’s liabilities for unrecognized tax benefits relate to federal research credits, California research and enterprise zone tax credits and various state net operating losses.

Advent is subject to taxation in the US and various state and foreign jurisdictions. Advent does not anticipate the total amount of its unrecognized tax benefits to significantly change over the next 12 months. The material jurisdictions that are subject to examination by tax authorities include federal for tax years after 2005 and California for tax years after 2004. During the first half of 2010, New York concluded an income tax audit for tax years up through 2007 and there were no material income tax assessments. Advent is currently undergoing a franchise tax examination by the State of California for the 2006 and 2007 tax years. At the present time, we are not aware of any material adjustments as a result of the audit.

Note 16—Fair Value Measurements

The accounting guidance for fair value measurements establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

Level Input	Input Definition

Level 1	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

In general, and where applicable, the Company uses quoted prices in active markets for identical assets or liabilities to determine fair value. The Company applied this valuation technique to measure the fair value of the Company’s Level 1 investments, such as treasury obligation money market mutual funds and US government debt securities. Money market funds consist of cash equivalents with remaining maturities of three months or less at the date of purchase and are composed primarily of US government debt securities and treasury obligation money market mutual funds. Advent’s US government debt securities are securities sponsored by the federal government.

If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then the Company uses quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. We classify our corporate debt securities as having Level 2 inputs. These corporate debt securities are guaranteed by the US government. The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. Our procedures include controls to ensure that appropriate fair values are recorded such as comparing prices obtained from multiple independent sources.

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities. The fair value of these certain financial assets was determined using the following inputs as of June 30, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money Market Funds (1)	$31,744	$31,744	$—	$—
US government debt securities (2)	36,462	36,462	—	—
Corporate debt securities (2)	23,430	—	23,430	—

Total	$91,636	$68,206	$23,430	$—

(1)    Included in cash and cash equivalents on the Company’s condensed consolidated balance sheet

(2)    Included in short-term marketable securities on the Company’s condensed consolidated balance sheet

There were no material transfers between Level 1 and Level 2 assets during the six months ended June 30, 2010 and the Company does not have any significant assets that utilize unobservable or Level 3 inputs.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value based on the short-term maturities of these instruments.

The Company also has a direct investment in a privately-held company accounted for under the cost method which is not reported in the table of assets measured at fair value above. This investment, which has a carrying value of $0.5 million at June 30, 2010, is periodically assessed for other-than-temporary impairment. If Advent determines that an other-than-temporary impairment has occurred, the Company writes down the investment to its fair value. Advent estimates fair value using a variety of valuation methodologies. Such methodologies include comparing the private company with publicly traded companies in similar lines of business, applying revenue and price/earnings multiples to estimated future operating results for the private company and estimating discounted cash flows for that company.

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

On October 30, 2008, Advent’s Board authorized the repurchase of up to 3.0 million shares of the Company’s common stock. In May 2010, Advent’s Board authorized the repurchase of up to an additional 1.0 million shares of the Company’s common stock. Consistent with prior repurchase programs, there was no expiration date and repurchases could be limited or terminated at any time at the discretion of management.

The following table provides a summary of the quarterly repurchase activity during the six months ended June 30, 2010 under the stock repurchase program approved by the Board in October 2008 and May 2010 (in thousands, except per share data):

	Total		Average
	Number		Price
	of Shares		Paid
	Purchased	Cost	Per Share

Q1 2010	249	$10,542	$42.41
Q2 2010	555	23,857	43.02

Total	804	$34,399	$42.83

At June 30, 2010, there remained approximately 1.2 million shares authorized by the Board for repurchase.

Note 18—Subsequent Events

From July 1, 2010 through August 6, 2010, the Company repurchased approximately 32,000 shares of stock, under the repurchase program that was approved by the Board of Directors in October 2008, at an average price of $45.89.

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

Current Economic Environment

During the first half of 2010, our business continued to benefit from an improved economic environment which began during the last half of 2009. For example, we grew bookings, revenues and renewal rates during the first six months of 2010 as compared to the comparable period of 2009. We maintain our expectations of an improved demand environment for the remainder of 2010, and are expecting to grow revenues by 7% to 8% in fiscal 2010 compared to the prior year primarily as a result of our recent booking activity from the prior 12 months. We expect that our clients and prospects, who decreased information technology spending as part of their expense reduction measures in 2009, will be able to increase their capital and information technology spending as the economic environment continues to stabilize. As the current economic situation evolves, we will continue to evaluate its impact on our business and we will remain focused on delivering innovative solutions for our customers. We remain positive about our relative market position and we intend to remain focused on executing in the areas we can control by continuing to provide high value products while managing our expenses and headcount growth.

Operating Overview

Operating highlights of our second quarter of 2010 include:

•                  New and incremental bookings. The term license and Advent OnDemand contracts signed in the second quarter of 2010 will contribute approximately $6.5 million in annual revenue (“annual contract value” or “ACV”), once they are fully implemented. This represents a 51% increase over the $4.3 million of ACV booked from term license and Advent OnDemand contracts signed in the second quarter of 2009. The increase in ACV reflects bookings strength across all of our geographies, product lines and deployment models. In addition, included in the $6.5 million booked in the second quarter of 2010 is a perpetual license contract that is economically similar to a 5 year term license agreement except that the license is generally irrevocable after the fifth year’s payment of annual license and maintenance fees.

•                  International traction and expansion.  We continue to execute on our international growth strategy, with revenues from international sources totaling 15% in the second quarter of 2010. Also in the second quarter of 2010, We signed a contract with the biggest banking group in the Middle East in terms of assets.

•                  Expanding international presence and visibility: We announced the opening of a new office in Singapore and, in May 2010, Advent hosted its EMEA Conference in Vienna, Austria where customers representing 17 countries were in attendance.

•                  Launch of Geneva 8.0.  We launched the newest version of Geneva, which introduces middle office functionality, out-of-the-box integration to counterparties and data providers, and easy-to-use, customizable access to real-time data. The new features complement Geneva’s existing world-class asset coverage, reporting and accounting functionality of Geneva.

•                  Launch of Tamale RMS 5.0. We released Tamale RMS 5.0, the next generation of Advent’s leading research management solution. The latest release introduces new configurable templates, dynamic dashboards and views combined with a new framework for seamless data integration that helps firms streamline and optimize their investment processes.

•                  Build-out of new facilities. During 2009, we signed lease agreements for our future facilities in New York City (the “Grace Building”) and Boston, and commenced the build-out of those facilities during the first quarter of 2010.  During the second quarter of 2010, we completed the build-out of the office space at the Grace Building and moved our New York City operations there to consolidate our facility space.

Acquisition of Goya AS

During the first quarter of 2010, our wholly-owned Norwegian subsidiary, Advent Norway AS, acquired the entire share capital of Goya AS, a Norwegian software company that provides transfer agency-related solutions to mutual fund managers and mutual fund distributors. Cash consideration of $4.7 million, net of cash acquired, was paid upon closing in March 2010.

Term License and Term License Deferral/Recognition

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

The term license component of the deferred revenue balance related to implementations in process will increase or decrease in the future depending on the amount of new term license bookings relative to the number of implementations that reach substantial completion in a particular quarter. For the three months ended June 30, 2010 and 2009, the term license deferral/recognition increased (decreased) the Company’s revenues as follows (in millions):

	Three Months Ended June 30
	2010	2009	Change

Term license revenues	$(1.2)	$0.8	$(2.0)
Professional services and other	(0.1)	0.9	(1.0)

Total net revenues	$(1.3)	$1.7	$(3.0)

Amounts of revenues and directly-related expenses deferred as of June 30, 2010 and December 31, 2009 associated with our term licensing deferral was as follows (in millions):

	June 30	December 31
	2010	2009
Deferred revenues
Short-term	$21.7	$20.1
Long-term	4.8	4.6

Total	$26.5	$24.7

Directly-related expenses
Short-term	$6.4	$6.2
Long-term	2.5	2.4

Total	$8.9	$8.6

Deferred net revenue and directly-related expenses are classified as “Deferred revenues” (short-term and long-term), and “Prepaid expenses and other,” and “Other assets,” respectively, on the condensed consolidated balance sheets.

Financial Overview

The components of revenue from continuing operations during the second quarters of 2010 and 2009, and associated dollar and percentage fluctuations were as follows (in thousands, except % change):

	Three Months Ended June 30		$	%
	2010	2009	Change	Change

Term license revenues	$26,201	$24,540	$1,661	7%
Maintenance revenues	18,382	18,747	(365)	-2%
Other recurring revenues	15,650	11,476	4,174	36%
Total term license, maintenance and other recurring revenues	60,233	54,763	5,470	10%
Recurring revenue as % of total revenue	87%	87%

Asset under administration (AUA) fees	1,494	1,359	135	10%
Other perpetual license fees	1,245	1,219	26	2%
Total perpetual license fees	2,739	2,578	161	6%

Professional services and other	6,300	5,727	573	10%

Total net revenues	$69,272	$63,068	$6,204	10%

Total net revenues increased $6.2 million or 10% during the second quarter of 2010, which was primarily attributed to an increase in other recurring revenues of $4.2 million as we recognized revenues from outsourced services and data services contracts that went live in September 2009. Additionally, term license revenues increased by $1.7 million or 7% compared to the same period of 2009, mainly as a result of our recent bookings activity from the previous 12 months and growth in sales of our APX products. These increases were partially offset by a decrease of $0.4 million in perpetual maintenance revenues primarily due to perpetual license customers’ migration to term licenses, attrition and downgrade of maintenance levels.

Perpetual license fees in the second quarter of 2010 increased 6% or $0.2 million compared to the second quarter of 2009 as our clients experienced modest growth in AUA balances. Professional services and other revenues also increased due to greater consulting activity as a result of the continued growth in bookings driving additional implementations during the second quarter of 2010.

Total recurring revenues, which we define as term license, perpetual maintenance, and other recurring revenues, increased by $5.5 million and remained flat at 87% of total net revenues during the second quarter of 2010, as compared to the comparable period in 2009. The increase in absolute dollars was driven by the increases other recurring revenues and, to a lesser extent, term license revenues.

The components of cost of revenues and operating expenses, operating income, interest and other income (expense) net, provision for income taxes and net income from continuing operations during the second quarters of 2010 and 2009, and associated dollar and percentage fluctuations, were as follows (in thousands, except % change):

	Three Months Ended June 30		$	%
	2010	2009	Change	Change
Cost of revenues:
Term license, maintenance and other recurring	$12,730	$11,464	$1,266	11%
Perpetual license fees	65	78	(13)	-17%
Professional services and other	6,309	7,507	(1,198)	-16%
Amortization of developed technology	1,683	1,324	359	27%

Total cost of revenues	20,787	20,373	414	2%

Operating expenses
Sales and marketing expense	17,048	15,132	1,916	13%
Product development	13,107	11,230	1,877	17%
General and administrative	9,872	8,657	1,215	14%
Amortization of other intangibles	331	438	(107)	-24%
Restructuring charges	555	12	543	4525%

Total operating expenses	40,913	35,469	5,444	15%

Income from continuing operations	7,572	7,226	346	5%

Interest and other income (expense), net	(229)	2,151	(2,380)	-111%

Income from continuing operations before income taxes	7,343	9,377	(2,034)	-22%

Provision for income taxes	2,496	2,218	278	13%

Net income from continuing operations	$4,847	$7,159	$(2,312)	-32%

Total expenses from continuing operations, including cost of revenues, increased to $61.7 million in the second quarter of 2010 from $55.8 million in the second quarter of 2009 principally due to increased operating expenses. Our operating expenses increased in the second quarter of 2010 from the same period in 2009 largely as a result of increased payroll, variable compensation and benefit expenses resulting from a small increase in headcount to expand internationally, and increased facilities costs related to new offices in Beijing, New York and Boston. During 2009, we signed lease agreements for our future facilities in New York and Boston and commenced the build-out of those facilities during the first quarter of 2010. We continued to occupy our current facilities in New York and Boston through the second quarter of 2010 and incurred rent and utilities expense in both our current and future facilities during the second quarter.

As we completed the build-out of the new facility (the “Grace Building”) located in New York City in May 2010, we moved our New York City operations to consolidate our facility space there. As a result of completely exiting one of our former facilities and making it available for sub-lease, we reported restructuring expense for facility and exit costs that will continue to be incurred without economic benefit to us totaling $0.6 million during the second quarter of 2010.

Our operating income from continuing operations in the second quarter of 2010 increased slightly to $7.6 million or 11% of revenue from $7.2 million or 11% of revenue in the second quarter of 2009 which is reflective of both revenue growth and increased operating expenses in the second quarter of 2010 as discussed above.

Interest and other expense was $0.2 million in the second quarter of 2010 compared to income of $2.2 million in the comparable period of 2009. The expense in the second quarter of 2010 primarily represents foreign exchange losses as the US dollar strengthened against the Pound Sterling, Euro and other European currencies. The income in the second quarter of 2009 was primarily due to the final deferred contingent payment of $2.1 million that we received in April 2009 as a result of the sale of our ownership in LatentZero Limited to Fidessa group plc (formerly royalblue group plc) in April 2007.

Our continuing operations’ income tax expense was $2.5 million resulting in a 34% effective tax rate during the second quarter of 2010, compared to $2.2 million or 24%, respectively, in the second quarter of 2009. The increase in the effective tax rate in the second quarter of 2010 compared with the second quarter of 2009 is primarily due to the lapsing of the federal research credit in 2010 and the tax benefit recognized in 2009 on the release of the valuation allowance against capital loss carryforwards as a result of our gain on the sale of LatentZero Limited.

Net income from continuing operations was $4.8 million, resulting in diluted earnings per share of $0.18 for the second quarter of 2010, compared to $7.2 million or $0.27 in the second quarter of 2009.

Our continuing operations generated operating cash flow of $17.8 million in the second quarter of 2010, compared to $21.0 million in the second quarter of 2009. During the second quarter of 2010, we repurchased approximately 0.6 million shares under our Board authorized share repurchase program for a total cash outlay of $23.9 million and an average price of $43.02 per share.

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

•                  Legal contingencies; and

•                  Sales returns and accounts receivable allowances

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2010 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are of significance, or potential significance, to the Company.

In October 2009, the Financial Accounting and Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition ) (“ASU 2009-13”) and ASU 2009-14,  Certain Arrangements That Include Software Elements  (amendments to FASB ASC Topic 985,  Software ) (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company has not early adopted this guidance and does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on our condensed consolidated financial statements.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

The following table sets forth, for the periods indicated, certain financial information as a percentage of total net revenues. The financial information and the ensuing discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Net revenues:
Term license, maintenance and other recurring	87%	87%	88%	86%
Perpetual license fees	4	4	4	4
Professional services and other	9	9	9	10

Total net revenues	100	100	100	100

Cost of revenues:
Term license, maintenance and other recurring	18	18	19	18
Perpetual license fees	*	*	*	*
Professional services and other	9	12	9	12
Amortization of developed technology	2	2	2	2

Total cost of revenues	30	32	30	32

Gross margin	70	68	70	68

Operating expenses:
Sales and marketing	25	24	25	24
Product development	19	18	19	18
General and administrative	14	14	14	13
Amortization of other intangibles	*	1	*	1
Restructuring charges	1	*	*	*

Total operating expenses	59	56	59	56

Income from continuing operations	11	11	11	12
Interest and other income (expense), net	*	3	(1)	1

Income from continuing operations before income taxes	11	15	10	13
Provision for income taxes	4	4	4	4

Net income from continuing operations	7	11	7	10

Discontinued operation:
Net income (loss) from discontinued operation	*	1	*	1

Net income	7%	13%	7%	11%

*Less than 1%

NET REVENUES

	Three Months Ended June 30			Six Months Ended June 30
	2010	2009	Change	2010	2009	Change

Total net revenues (in thousands)	$69,272	$63,068	$6,204	$135,960	$129,393	$6,567

Our net revenues are made up of three components: term license, maintenance and other recurring revenue; perpetual license fees; and professional services and other revenue. The revenues from a term license, which includes both software license and maintenance services, are earned under a time based contract. Maintenance revenues are derived from maintenance fees charged for perpetual license arrangements and other recurring revenues are derived from our subscription-based and transaction-based services. Perpetual license revenues are derived from the licensing of software products under a perpetual arrangement and include Assets Under Administration (“AUA”) fees for certain perpetual arrangements. Professional services and other revenues include fees for consulting, fees from training, and project management services and our client conferences. Sales returns, which we generally do not provide to customers, are accounted for as deductions to these three revenue categories based on our historical experience.

Since fiscal 2007, revenues from recurring sources have grown and conversely revenues from perpetual licenses have decreased as follows:

				YTD
				June
As a percentage of net revenues	2007	2008	2009	2010

Revenues from recurring sources	79%	80%	86%	88%

Revenues from perpetual license fees	11%	7%	4%	4%

As we continue to sign term license agreements for new customers, grow our subscription, data management and outsourced services revenues, and our customers renew their perpetual maintenance, we expect our revenue from recurring sources to continue to represent over 85% of our total net revenues.

Total net revenues increased $6.2 million in the second quarter of 2010 compared to the same quarter in 2009.  The year-over-year growth in total net revenues for the second quarter of 2010 was due to higher revenues from recurring sources, primarily term license and other recurring revenues, which reflected $5.5 million or 10% growth in the second quarter of 2010 compared to the same quarter in 2009. The increase in term license and other recurring is primarily due to revenue being recognized from several large data service and outsourcing arrangements where implementation was completed in September 2009 and, to a lesser extent, to increased term license revenue due to growth in sales of our APX products.

Revenues derived from international sales were $10.5 million and $20.0 million for the three and six months ended June 30, 2010, which reflected an increase of $1.8 million and $1.9 million when compared to the comparable periods in 2009. The increase primarily reflects increased demand in international locations over the previous 12 months. We plan to continue expanding our international sales efforts, both in our current markets and elsewhere. The revenues from customers in any single international country did not exceed 10% of total net revenues.

We expect total net revenues from continuing operations to be between $70 million and $72 million in the third quarter of 2010.

Term License, Maintenance and Other Recurring Revenues

(in thousands, except percent of	Three Months Ended June 30			Six Months Ended June 30
total net revenues)	2010	2009	Change	2010	2009	Change

Term license revenues	$26,201	$24,540	$1,661	$51,100	$50,573	$527
Maintenance revenues	18,382	18,747	(365)	36,859	37,492	(633)
Other recurring revenues	15,650	11,476	4,174	31,125	23,005	8,120
Total term license, maintenance and other recurring revenues	$60,233	$54,763	$5,470	$119,084	$111,070	$8,014
Percent of total net revenues	87%	87%		88%	86%

Total recurring revenues, which we define as term license, perpetual maintenance, and other recurring revenues, increased to 87% and 88% of total net revenues during the three and six months ended June 30, 2010, respectively, compared to 87% and 86% in the comparable periods of 2009.

Revenues from term licenses, which include both the software license and maintenance services for term licenses, grew during the three and six months ended June 30, 2010 compared to the comparable periods of 2009. The growth of term license revenues reflects continued market acceptance of our Geneva, APX, Partner, Tamale and Moxy products and the continued layering of incremental ACV sold in the previous 12 months into our term revenue.

These increases were partially offset by the net term license revenue deferral during the three months ended June 30, 2010. For our term licenses, we defer all revenue on new bookings until our implementation services are complete. For the three and six months ended June 30, 2010 and 2009, the term license deferral/recognition increased (decreased) the Company’s term license revenues as follows (in millions):

	Three Months Ended June 30			Six Months Ended June 30
	2010	2009	Change	2010	2009	Change

Term license revenues	$(1.2)	$0.8	$(2.0)	$(1.9)	$3.1	$(5.0)

In the first half of 2009, the revenue recognized from completed implementations exceeded the revenue deferred from projects being implemented as several large implementations were completed, resulting in a net recognition of term license revenue of $0.8 million and $3.1 million during the three and six months ended June 30, 2009, respectively. In the first half of 2010, we returned to our prior trend of net term license revenue deferral, as our ACV bookings increased 58% from the first half of 2009, and we deferred net term license revenues of $1.2 million and $1.9 million during the three and six months ended June 30, 2010. Term license revenues represented 43% of total term license, maintenance and other recurring revenues during the three and six months ended June 30, 2010, as compared to 45% and 46% in the comparable periods of 2009.

Maintenance revenues decreased $0.4 million and $0.6 million during the three and six months ended June 30, 2010, respectively, when compared to the same periods in 2009. The decrease in maintenance revenues was attributable to maintenance de-activations due to customer attrition, customers downgrading maintenance levels, perpetual license customers migrating to term licenses, and continued decrease in new perpetual license customers, partially offset by the impact of price increases.

Other recurring revenues, which primarily include revenues from the provision of software interfaces to download securities information from third party data providers, partial or full business process outsourcing, account aggregation, reconciliation, reference data management, and hosting of hardware and/or software, increased $4.2 million and $8.1 million during the three and six months ended June 30, 2010, respectively when compared to the same periods in 2009. The increase in other recurring revenues is primarily due to growth in revenues from outsourced services, and in data services as several large arrangements went live in September 2009.

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

Renewal Rates	Q210	Q110	Q409	Q309	Q209
Based on cash collections relative to prior year collections

Initially Disclosed Rate (1)	90%	89%	89%	87%	85%
Updated Disclosed Rate (2)	n/a	92%	89%	90%	88%

(1)   “Initially Disclosed Rate” is based on cash collections and reported one quarter in arrears

(2)   “Updated Disclosed Rate” reflects initially disclosed rate updated for subsequent cash collections

We expect our revenue from recurring sources to continue to represent over 85% of our total net revenues as we continue to sign term license agreements and, to a lesser extent, Advent OnDemand contracts with new customers.

Perpetual License Fees

(in thousands, except percent of	Three Months Ended June 30			Six Months Ended June 30
total net revenues)	2010	2009	Change	2010	2009	Change

AUA fees	$1,494	$1,359	$135	$2,763	$2,853	$(90)
Other perpetual license fees	1,245	1,219	26	2,278	2,410	(132)

Total perpetual license fees	$2,739	$2,578	$161	$5,041	$5,263	$(222)

Percent of total net revenues	4%	4%		4%	4%

Total perpetual license fees increased $0.2 million during the three months ended June 30, 2010 as our clients experienced modest growth in AUA balances. Total perpetual license fees decreased $0.2 million during the six months ended June 30, 2010 as we licensed fewer perpetual seats and modules to our existing perpetual client base.

Professional Services and Other Revenues

	Three Months Ended June 30			Six Months Ended June 30
	2010	2009	Change	2010	2009	Change
Professional services and other revenues (in thousands)	$6,300	$5,727	$573	$11,835	$13,060	$(1,225)
Percent of total net revenues	9%	9%		9%	10%

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

Professional services and other revenues fluctuated due to the following (in thousands):

	Change From	Change From
	2009 to 2010	2009 to 2010
	QTD	YTD

Increased (decreased) consulting services	$1,197	$(169)
Increased (decreased) project management	145	(207)
Decreased net term license implementation recognition	(1,007)	(1,167)
Various other items	238	318

Total change	$573	$(1,225)

The fluctuations in professional services and other revenues during the three and six months ended June 30, 2010 were driven by timing of consulting services. During the second quarter of 2010, we experienced an increase in new service engagements resulting in the revenue increases in consulting services and project management. Additionally, during the three and six months ended June 30, 2010, we recognized less net professional services revenue related to the completion of term license implementations. The impact of our term license implementation recognition on professional services revenues for the three and six months ended June 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended June 30			Six Months Ended June 30
	2010	2009	Change	2010	2009	Change
Net (deferral) recognition of professional services revenue related to term license implementations	$(140)	$867	$(1,007)	$107	$1,274	$(1,167)

We expect professional services and other revenues in the third quarter of 2010 to include approximately $0.7 million of conference revenue from our annual user conference.

COST OF REVENUES

	Three Months Ended June 30			Six Months Ended June 30
	2010	2009	Change	2010	2009	Change

Total cost of revenues (in thousands)	$20,787	$20,373	$414	$41,387	$41,290	$97
Percent of total net revenues	30%	32%		30%	32%

Our cost of revenues is made up of four components: cost of term license, maintenance and other recurring; cost of perpetual license fees; cost of professional services and other; and amortization of developed technology. The increase in total cost of revenues in absolute dollars for the three and six months ended June 30, 2010 was due principally to increases in the cost of term license, maintenance and other recurring related to new hires to support our increase in demand for technical support and outsourcing data services and to an increase in amortization of developed technology costs, partially offset by decreased payroll and related costs from our professional services group during the first half of 2010. Cost of revenues as a percent of total net revenues decreased for the three and six months ended June 30, 2010 due to growth in term license, maintenance and other recurring revenues and decreased payroll and related costs from our professional services group during the first half of 2010.

Cost of Term License, Maintenance and Other Recurring

	Three Months Ended June 30			Six Months Ended June 30
	2010	2009	Change	2010	2009	Change
Cost of term license, maintenance and other recurring (in thousands)	$12,730	$11,464	$1,266	$25,157	$22,809	$2,348
Percent of total term license, maintenance and other recurring revenue	21%	21%		21%	21%

Cost of term license fees consists primarily of royalties and other fees paid to third parties, the fixed direct labor and third-party costs involved in producing and distributing our software, and cost of product media including duplication, manuals and packaging materials. Cost of maintenance and other recurring revenues is primarily comprised of the direct costs related to providing and supporting our outsourced services, providing technical support services under maintenance agreements and other services for recurring revenues, and royalties paid to third party subscription-based and transaction-based vendors. We defer revenues and direct costs associated with services performed on term license implementations until the project is reached substantially complete. Indirect costs such as management and other overhead expenses are recognized in the period in which they are incurred.

Cost of term license, maintenance and other recurring fluctuated due to the following (in thousands):

	Change From	Change From
	2009 to 2010	2009 to 2010
	QTD	YTD

Increased payroll and related costs	$671	$1,397
Increased allocation-in of facility and infrastructure expenses	175	517
Increased depreciation and amortization	175	332
Increased travel and entertainment	147	364
Decreased royalty	(153)	(599)
Various other items	251	337

Total change	$1,266	$2,348

The increases in absolute dollars for the three and six months ended June 30, 2010 were due primarily to an increase in compensation and related costs resulting from increases in salary costs and headcount which enables us to deliver the technical support services we provide to our growing number of clients in their day-to-day use of our software. We allocate facility and infrastructure expenses based on headcount and consistent with the increase in departmental headcount, we allocated more of these costs to our term license, maintenance and other recurring departments. The increase in travel and entertainment costs resulted from increased travel associated with providing client support services. This increase was partially offset by decreases to royalty expenses resulting from decreased renewal activity with third party subscription-based and transaction-based vendors.

Cost of Perpetual License Fees

	Three Months Ended June 30			Six Months Ended June 30
	2010	2009	Change	2010	2009	Change

Cost of perpetual license fees (in thousands)	$65	$78	$(13)	$138	$190	$(52)
Percent of total perpetual license revenues	2%	3%		3%	4%

Cost of perpetual license fees consists primarily of royalties and other fees paid to third parties, the fixed direct labor and third-party costs involved in producing and distributing our software, and cost of product media including duplication, manuals and packaging materials. The decrease in cost of perpetual license fees for the three and six months ended June 30, 2010 compared with the same periods in 2009 resulted primarily from a reduction in royalties and product media costs as we continue to transition away from perpetual licensing.

Cost of Professional Services and Other

	Three Months Ended June 30			Six Months Ended June 30
	2010	2009	Change	2010	2009	Change
Cost of professional services and other (in thousands)	$6,309	$7,507	$(1,198)	$12,893	$15,562	$(2,669)
Percent of total professional services and other revenues	100%	131%		109%	119%

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

Cost of professional services and other fluctuated due to the following (in thousands):

	Change From	Change From
	2009 to 2010	2009 to 2010
	QTD	YTD

Decreased payroll and related costs	$(546)	$(1,723)
Increased service cost deferral related to term implementations	(699)	(848)
Various other items	47	(98)

Total change	$(1,198)	$(2,669)

The decrease in payroll and related costs during the three and six months ended June 30, 2010 reflects the redeployment of consulting employees to other areas of our business during the past year.

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

The impact of our term license implementations on the recognition of professional services costs for the three and six months ended June 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended June 30			Six Months Ended June 30
	2010	2009	Change	2010	2009	Change
Net recognition (deferral) of professional services costs related to term license implementations	$(258)	$441	$(699)	$(202)	$646	$(848)

Gross margins for professional services and other were (0)%, and (9)% during the three and six months ended June 30, 2010, respectively, compared to (31)% and (19)% in the comparable periods of 2009. The gross margin improvement for the three and six months ended June 30, 2010 was primarily due to the redeployment of consulting employees to other areas of our business as we work more through third party providers, and higher utilization of our current consulting employees.

We expect expense for professional services and other to increase in the third quarter of 2010 compared to the second quarter for 2010, as we will incur approximately $1.5 million of costs associated with our annual user conference.

Amortization of Developed Technology

	Three Months Ended June 30			Six Months Ended June 30
	2010	2009	Change	2010	2009	Change
Amortization of developed techology (in thousands)	$1,683	$1,324	$359	$3,199	$2,729	$470
Percent of total net revenues	2%	2%		2%	2%

Amortization of developed technology represents amortization of acquisition-related intangibles, and amortization of capitalized software development costs previously capitalized under ASC 985. The increase during the three and six months ended June 30, 2010 resulted from additional amortization from software development costs capitalized during 2009 and 2010, and to a lesser extent, amortization from technology related intangible assets associated with Goya AS which we acquired in March 2010, partially offset by decreased amortization from other developed technology assets that were fully amortized during 2009.

OPERATING EXPENSES

Sales and Marketing

	Three Months Ended June 30			Six Months Ended June 30
	2010	2009	Change	2010	2009	Change

Sales and marketing (in thousands)	$17,048	$15,132	$1,916	$33,908	$30,911	$2,997
Percent of total net revenues	25%	24%		25%	24%

Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars.

Sales and marketing expense fluctuated due to the following (in thousands):

	Change From	Change From
	2009 to 2010	2009 to 2010
	QTD	YTD

Increased payroll and related costs	$610	$1,143
Increased travel and entertainment	522	765
Increased marketing	376	475
Increased allocation-in of facility and infrastructure expenses	280	645
Various other items	128	(31)

Total change	$1,916	$2,997

The increase in expense in absolute dollars and as a percentage of revenue for the three and six months ended June 30, 2010 reflects the growth of our sales and marketing efforts in 2010. The increase in payroll related costs and allocation-in of facility and infrastructure expenses was due principally to headcount growth to 199 at June 30, 2010 from 180 at June 30, 2009, as we continue to expand our sales and marketing efforts internationally. In the second quarter of 2010, we held our EMEA client conference and opened an office in Singapore. The costs associated with these events, which did not occur in 2009, contributed to the increases in travel and entertainment, and marketing costs during the three and six months ended June 30, 2010.

In the third quarter of 2010, we expect sales and marketing expenses to increase in dollar amount but remain relatively flat as a percentage of total net revenues, as we increase our marketing activities in support of planned product launches.

Product Development

	Three Months Ended June 30			Six Months Ended June 30
	2010	2009	Change	2010	2009	Change

Product development (in thousands)	$13,107	$11,230	$1,877	$25,168	$23,349	$1,819
Percent of total net revenues	19%	18%		19%	18%

Product development expenses consist primarily of salary and benefits for our development staff as well as contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services.

Product development expenses fluctuated due to the following (in thousands):

	Change From	Change From
	2009 to 2010	2009 to 2010
	QTD	YTD

Decreased (increased) capitalization of product development	$1,095	$(169)
Increased payroll and related costs	756	1,585
Increased allocation-in of facility and infrastructure expenses	297	734
Decreased outside services	(313)	(538)
Various other items	42	207

Total change	$1,877	$1,819

The increase in total product development expenses for the three months ended June 30, 2010 was primarily due to a decrease in the capitalization of our product development costs.  The fluctuations in the capitalization of our product development costs in the first half of 2010 were primarily attributable to timing of product releases as we capitalized $1.3 million of costs primarily associated with Geneva 7.7 and to a lesser extent Revenue Center 3.0, in the second quarter of 2009 as compared to $1.2 million of costs associated with Geneva 8.0 during the first quarter of 2010. The increases in payroll and related costs, and allocation-in of facility and infrastructure expenses resulted from headcount additions to help continue the enhancement of our existing product suite including new versions of Geneva, APX, Moxy, Advent Rules Manager, Advent Revenue Center, Partner and Tamale RMS, and to a lesser extent, headcount additions in our China office which was opened in September 2010 and in Norway where we acquired additional personnel from our acquisition of Goya AS in March 2010. These increases in expense were partially offset by the decrease in outside service costs which resulted from the conversion of third party contractors in China to employees during the fourth quarter of 2009.

General and Administrative

	Three Months Ended June 30			Six Months Ended June 30
	2010	2009	Change	2010	2009	Change

General and administrative (in thousands)	$9,872	$8,657	$1,215	$19,423	$17,296	$2,127
Percent of total net revenues	14%	14%		14%	13%

General and administrative expenses consist primarily of personnel costs for information technology, finance, administration, human resources, operations and general management, as well as legal and accounting expenses.

General and administrative expenses fluctuated due to the following (in thousands):

	Change From	Change From
	2009 to 2010	2009 to 2010
	QTD	YTD

Increased facilities	$805	$1,707
Increased payroll and related costs	586	799
Increased travel and entertainment	230	389
Increased (decreased) computers and telecom	(192)	235
Increased allocation-out of facility and infrastructure expenses	(367)	(1,197)
Various other items	153	194

Total change	$1,215	$2,127

The increase in total general and administrative expenses in absolute dollars during the three and six months ended June 30, 2010 is primarily due to the increases in facilities costs related to our new facilities in New York and Boston and, to a lesser extent, our new office in Beijing which we opened during the fourth quarter of 2009. During 2009, we signed lease agreements for our future facilities in New York City and Boston and commenced the build-out of those facilities during the first half of 2010. We will be incurring rent expense at both our current and future facilities in New York City and Boston until we vacate our current facilities. We incurred additional rent expense of $0.6 million and $1.2 million resulting from the new facilities during the three and six months ended June 30, 2010, respectively.

Payroll and other related costs increased during the three and six months ended June 30, 2010 as a result of higher salary expense due to annual merit increases, higher bonus costs and lower capitalization of payroll costs associated with our internally developed software projects which qualify for capitalization. The increase in travel and entertainment costs during the three and six months ended June 30, 2010 is primarily due to higher travel-related activity by our general and administrative personnel associated with the growth of our business and international expansion. The decrease in computer and telecom expense during the three months ended June 30, 2010 resulted from less computer supply expense while the increase during the six months ended June 30, 2010 primarily reflects higher communications costs associated with our international expansion. These cost increases were partially offset by less expense due to the allocation-out of corporate expenses to other departments. Corporate expenses, such as facility and information costs, are initially recognized in our general and administrative department and then allocated out to other departments based on headcount. As headcount in our other departments grew at a higher rate during the past year than our general and administrative department, we allocated-out more facility and information technology costs resulting in less general and administrative expense during the first half of 2010.

We anticipate facility expense to decrease slightly in the third quarter of 2010 as we consolidated into our new facilities in New York City in May 2010 and expect to consolidate into our new Boston facility in August 2010.

Amortization of Other Intangibles

	Three Months Ended June 30			Six Months Ended June 30
	2010	2009	Change	2010	2009	Change
Amortization of other intangibles (in thousands)	$331	$438	$(107)	$646	$877	$(231)
Percent of total net revenues	0%	1%		0%	1%

Amortization of other intangibles represents amortization of non-technology related intangible assets. The decrease during 2010 is a result of an asset from a prior acquisition becoming fully amortized during 2009, partially offset by increased amortization from intangible assets associated with Goya AS, which we acquired in March 2010.

Restructuring Charges

	Three Months Ended June 30			Six Months Ended June 30
	2010	2009	Change	2010	2009	Change

Restructuring charges (in thousands)	$555	$12	$543	$584	$56	$528
Percent of total net revenues	1%	0%		0%	0%

During the six months ended June 30, 2010, we recorded a restructuring charge of $0.6 million which primarily related to facility and exit costs associated with the relocation and consolidation of our facilities in New York City in the second quarter of 2010. During the six months ended June 30, 2009, we recorded a restructuring charge $0.1 million which related to the present value amortization of facility exit obligations partially offset by adjustments to facility exit assumptions.

For additional analysis of the components of the payments and charges made against the restructuring accrual during the first half of 2010, see Note 11, “Restructuring Charges” to our condensed consolidated financial statements.

Interest and Other Income (Expense), Net

	Three Months Ended June 30			Six Months Ended June 30
	2010	2009	Change	2010	2009	Change
Interest and other income (expense), net (in thousands)	$(229)	$2,151	$(2,380)	$(935)	$1,779	$(2,714)
Percent of total net revenues	0%	3%		-1%	1%

Interest and other income (expense), net consists of interest expense and income, realized gains and losses on investments and foreign currency gains and losses.

Interest and other income (expense), net fluctuated due to the following (in thousands):

	Change From	Change From
	2009 to 2010	2009 to 2010
	QTD	YTD

Decreased gain on sale of private equity investments	$(2,056)	$(2,058)
Increased foreign exchange loss	(442)	(934)
Decreased interest expense	104	261
Increased interest income	3	29
Various other items	11	(12)

Total change	$(2,380)	$(2,714)

In April 2009, the Company received the final deferred contingent payment of $2.1 million as a result of the Company’s sale of its ownership in LatentZero Limited (“LatentZero”) to Fidessa group plc (formerly royalblue group plc) in April 2007. Total payments received by Advent from the sale of its LatentZero ownership were $15.4 million.

Foreign exchange losses increased during the three and six months ended June 30, 2010 as the US dollar strengthened against the Pound Sterling, Euro and other foreign currencies compared to the same period in 2009.

The decrease of interest expense during the first half of 2010 resulted from zero debt outstanding during the six months ended June 30, 2010, compared to a debt balance of $15 million to $25 million during the first half of 2009. In February 2010, Advent’s Credit Facility expired in accordance with the terms of the senior secured facility agreement with the Lender and Advent elected not to renew the Credit Facility.

The increase in interest income during the six months ended June 30, 2010 reflects a higher cash and investment balance during the first half of 2010 compared to the same period in 2009.

Provision for Income Taxes

	Three Months Ended June 30			Six Months Ended June 30
	2010	2009	Change	2010	2009	Change
Provision for income taxes (in thousands)	$2,496	$2,218	$278	$4,819	$4,871	$(52)
Effective tax rate	34%	24%		35%	28%

The increase in the effective tax rate during the first half of 2010 compared to the first half of 2009 primarily reflects the impact of the suspension of a federal research credit during fiscal 2010 and the tax benefit recognized in 2009 on the release of the valuation allowance against capital loss carryforwards as a result of our gain on the sale of LatentZero Limited, partially offset by an increase in the benefit recognized for employee disqualified dispositions of incentive stock options.

We currently expect an annual effective tax rate for 2010 between 35% and 40%. The expected effective tax rate excludes benefit from the federal research credit which lapsed in 2009.

Discontinued Operation

	Three Months Ended June 30			Six Months Ended June 30
(in thousands)	2010	2009	Change	2010	2009	Change

Net revenues	$—	$6,464	$(6,464)	$—	$12,925	$(12,925)

Income (loss) from operation of discontinued operation (net of applicable taxes of $(17), $592, $(30), and $1,186, respectively)	(27)	863	(890)	(45)	1,729	(1,774)

Loss on disposal of discontinued operation (net of applicable taxes of $0, $0, $(20), and $0, respectively)	—	—	—	(30)	—	(30)

Net income (loss) from discontinued operation	$(27)	$863	$(890)	$(75)	$1,729	$(1,804)

Net revenues from our discontinued operation, MicroEdge, were $6.5 million and $12.9 million for the three and six months ended June 30, 2009, respectively, and represent perpetual license sales in MicroEdge’s core product, GIFTS.

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

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of our cash, cash equivalents and marketable securities (in thousands):

	June 30	December 31
	2010	2009

Cash and cash equivalents	$42,641	$57,877
Short-term and long-term marketable securities	$59,892	$59,768

Cash and cash equivalents, and short-term and long-term marketable securities primarily consist of money market mutual funds, US government and US Government Sponsored Entities (GSE’s) and high credit quality corporate debt securities. Cash and cash equivalents are comprised of highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase. Our short-term and long-term marketable securities are classified as available-for-sale, with long-term investments having a maturity date greater than one year from the end of the period.

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Six Months Ended June 30
	2010	2009

Net cash provided by operating activities from continuing operations	$30,311	$31,823
Net cash used in investing activities from continuing operations	$(16,078)	$(460)
Net cash used in financing activities from continuing operations	$(29,127)	$(36,041)
Net cash (used in) provided by operating activities from discontinued operation	$(296)	$3,831
Net cash used in investing activities from discontinued operation	$—	$(588)

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

Our cash provided by operating activities of $30.3 million during the six months ended June 30, 2010 was primarily the result of our net income and non-cash charges including stock-based compensation and depreciation and amortization. Cash inflows resulting from changes in assets and liabilities included decreases in prepaid and other assets, and increases in accounts payable and income taxes payable. The decrease in prepaid and other assets reflects the payment received on our tenant improvement allowance from our Grace Building landlord. Cash outflows resulting from changes in assets and liabilities included an increase in accounts receivable and decrease in accrued liabilities. Several customer receivables due in the second quarter of 2010 were not collected until July 2010 resulting in the increase in accounts receivable at June 30, 2010 compared to December 31, 2009. The decrease in accrued liabilities reflected cash payments of fiscal 2009 liabilities including year-end bonuses, commissions, and payroll taxes.

Our cash provided by operating activities from continuing operations of $31.8 million during the six months ended June 30, 2009 was primarily the result of our net income and non-cash charges including stock-based compensation and depreciation and amortization, partially offset by a gain from our equity investment activity. Cash flows resulting from changes in assets and liabilities included decreases in accounts receivable, deferred revenue, accounts payable and accrued liabilities. Days’ sales outstanding were 62 and 60 days during the first and second quarters of 2009. The decrease in deferred revenue reflected the recognition of revenue as several term license implementation projects reached substantial completion during the first and second quarters of 2009 and lower level of bookings. The decreases in accounts payable and accrued liabilities reflected cash payments of fiscal 2008 year-end liabilities including year-end bonuses, commissions, and payroll taxes.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, new bookings that increase deferred revenues, collection of accounts receivable, and timing of payments.

Cash Flows from Investing Activities for Continuing Operations

Net cash used in investing activities from continuing operations of $16.1 million for the six months ended June 30, 2010 reflects net cash used of $4.7 million related to the acquisition of Goya AS, purchases of marketable securities of $3.0 million, expenditures of $1.4 million for internal use software development costs and capital expenditures of $10.0 million primarily related to the build-out of our new facilities in New York and Boston and, to a lesser extent, computer and software equipment purchases. These expenditures were partially offset by proceeds received from the maturity of short-term marketable securities of $3.0 million.

Net cash used in investing activities of $0.5 million for the six months ended June 30, 2009 reflects capital expenditures of $1.3 million primarily related to internal use software and capitalized software development costs of $1.2 million, partially offset by the receipt of $2.1 million for the final deferred contingent consideration from the sale of our ownership interest in LatentZero.

Cash Flows from Financing Activities for Continuing Operations

Net cash used in financing activities from continuing operations for the six months ending June 30, 2010 of $29.1 million reflects the repurchase of 0.8 million shares of our common stock for $34.4 million and payments totaling $3.2 million to satisfy withholding taxes on equity awards that are net share settled.  These financing cash outflows were partially offset by cash received from the exercise of employee stock options of $5.5 million and proceeds from the issuance of common stock under the employee stock purchase plan of $2.9 million.

Net cash used in financing activities of $36.0 million for the six months ended June 30, 2009 reflected the repayment of $25.0 million on our credit facility, repurchase of 0.7 million shares of our common stock for $14.6 million, and payments totaling $1.8 million to satisfy withholding taxes on equity awards that are net share settled. These financing cash outflows were partially offset by cash received from the exercise of employee stock options of $2.4 million and proceeds from the issuance of common stock under the employee stock purchase plan of $2.9 million.

Cash Flows from Operating Activities for Discontinued Operation

Our cash used in operating activities from discontinued operation of $0.3 million during the six months ended June 30, 2010 was primarily the result of its net loss. Cash flows resulting from changes in assets and liabilities included decreases in prepaid and other assets and accrued liabilities. The decrease in accrued liabilities primarily reflects cash payments of sales taxes. Other changes in assets and liabilities include a decrease in income taxes payable.

Our cash provided by operating activities from discontinued operation of $3.8 million during the six months ended June 30, 2009 was primarily the result of our net income and non-cash charges including stock-based compensation and depreciation and amortization. Cash flows resulting from changes in assets and liabilities included decreases in accounts receivable and deferred revenues. The decrease in accounts receivable primarily reflected collections during the first half of 2009 of invoices billed in our previous fourth quarter. The decrease in deferred revenue reflected the recognition of revenue and lower level of bookings during the six months ended June 30, 2009. Other changes in liabilities included a decrease in accrued liabilities and an increase in income taxes payable.

Cash Flows from Investing Activities for Discontinued Operation

Net cash used in investing activities from discontinued operation of $0.6 million for the six months ending June 30, 2009 reflects capital expenditures of $0.5 million primarily related to the capitalization of costs associated with internal use software and capitalized software development costs of approximately $0.1 million.

Working Capital

At June 30, 2010, we had working capital of $4.6 million, compared to negative working capital of $(6.7) million at December 31, 2009. The increase in our working capital at June 30, 2010 is primarily due to the generation of operating cash flow of $30.3 million, and the shift of $28.5 million of marketable securities from long-term to short-term as they will mature by March 31, 2011, partially offset by common stock repurchases of $34.4 million, capital expenditures of $10.0 million, and cash paid to acquire Goya AS of $4.7 million. Our negative working capital at the end of fiscal 2009 was due to our historical common stock repurchases and our deferred revenue balance. Excluding deferred revenues and deferred taxes, we had working capital of $129.0 million at June 30, 2010, compared to $118.4 million at December 31, 2009.

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

Common Stock Repurchases

On October 30, 2008, our Board authorized the repurchase of up to 3.0 million shares of the Company’s common stock. In May 2010, Advent’s Board authorized the repurchase of up to an additional 1.0 million shares of the Company’s common stock. During the six months ended June 30, 2010, the Company repurchased 0.8 million shares of its common stock at a cost of $34.4 million. At June 30, 2010, there remained approximately 1.2 million shares authorized by the Board for repurchase.

Off-Balance Sheet Arrangements and Contractual Obligations

The following table summarizes our contractual cash obligations, excluding cash obligations for our MicroEdge discontinued operation, as of June 30, 2010 (in thousands):

	Six
	Months Ended
	December 31	Years Ended December 31
	2010	2011	2012	2013	2014	Thereafter	Total
Operating lease obligations, net of sub-lease income	$4,132	$8,288	$7,123	$6,420	$6,716	$34,757	$67,436

As of June 30, 2010, MicroEdge had operating lease commitments totaling $8.7 million, less sublease income of $1.2 million, which are not reflected in the above table. On October 1, 2009, we completed the sale of our MicroEdge subsidiary. In connection with the sale of MicroEdge, the Company entered into a sublease agreement with Microedge LLC, whereby Microedge

LLC will sub-lease approximately 24,000 square feet of office space located at 619 West 54th Street in New York, New York from the Company. Microedge LLC will sub-lease the premises for two years with the option to extend the sub-lease term through the end of the lease term in 2018. The sub-lease agreement became effective upon the close of sale of MicroEdge on October 1, 2009. With the exception of the MicroEdge facilities in New York City, the leases related to MicroEdge have been transferred to the Purchaser.

At June 30, 2010 and December 31, 2009, we had a gross liability of $7.6 million and $7.5 million for uncertain tax positions. Since almost all of this liability relates to reserves against deferred tax assets that we do not expect to utilize in the short term, we cannot estimate the timing of potential future cash settlements and have not included any estimates in the table of contractual cash obligations above. Additionally, our cash payments for income taxes will continue to be nominal over the next few years as we have significant net operating losses, capital losses and tax credit carryforwards to utilize.

At June 30, 2010 and December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Other Liquidity and Capital Resources Considerations

As noted above, we expect our cash payments for federal income taxes to remain nominal over the next few years as we have significant net operating losses and tax credit carryforwards to utilize against current income taxes. However, our cash payments for federal income taxes could increase as early as fiscal 2012.

Our liquidity and capital resources in any period could be affected by the exercise of outstanding employee stock options and issuance of common stock under our employee stock purchase plan, as cash received from these transactions would increase our liquidity. Conversely, our liquidity is negatively affected by an employee’s vesting of restricted stock units and exercise of stock-settled stock appreciation rights, as cash is used to satisfy withholding taxes on these equity awards which are net share settled. The resulting increase in the number of outstanding shares could also affect our per share results of operations. However, we cannot predict the timing or amount of proceeds from the exercise of these securities, or whether they will be exercised at all.

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

If we identify opportunities that exceed our current expectation, we may choose to seek additional capital resources through debt or equity financing. However, such financing may not be available at all, particularly in light of the uncertain current economic environment, or if available may not be obtainable on terms favorable to us and could be dilutive.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Since the acquisitions of Advent Denmark, Advent Norway, Advent Sweden, Advent Netherlands, Goya AS and Advent Europe’s remaining distributors in the United Kingdom and Switzerland, and the opening of offices in Hong Kong, China and Singapore, whose service and certain license revenues and capital spending are transacted in local country currencies, we have greater exposure to foreign currency fluctuations. As of June 30, 2010, approximately $40 million of goodwill and intangible assets are denominated in foreign currency. Therefore, a hypothetical change of 10% could increase or decrease our assets and equity by approximately $4 million. Additionally, as of June 30, 2010, approximately $4 million of monetary assets and liabilities are denominated in foreign currency. Therefore, a hypothetical change of 10% would cause the revaluation of these amounts resulting in a gain or loss of approximately $0.4 million on our consolidated results of operations. We do not currently hedge these foreign currency exposures.

We maintain an investment portfolio of various holdings, types, and maturities. Our interest rate risk relates primarily to our investment portfolio, which consisted of $102.5 million in cash and cash equivalents and short-term marketable securities as of June 30, 2010. Our short-term securities are generally classified as available-for-sale and, consequently, are recorded on our consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income.

Fluctuations in interest rates have a direct impact on the fair value of our investment portfolio. As interest rates increase, the fair value of our investment portfolio decreases, and conversely, as interest rates decrease, the fair value of our investment portfolio increases. We do not currently hedge these interest rate exposures.

The following table presents hypothetical changes in fair value of our short-term securities of $59.9 million at June 30, 2010. For June 30, 2010, the market changes reflect an immediate hypothetical parallel shifts in the yield curve of plus or minus 25 basis points (“BPS”), 50 BPS and 100 BPS. For balances at June 30, 2010 the hypothetical fair values are as follows (in millions, except percentages):

	Decrease in Interest Rates			Increase in Interest Rates
	-100 Basis Points	-50 Basis Points	-25 Basis Points	25 Basis Points	50 Basis Points	100 Basis Points
Total Fair Value	$60.2	$60.0	$60.0	$59.8	$59.8	$59.6
% Change in Fair Value	0.44%	0.22%	0.11%	-0.11%	-0.22%	-0.44%

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

Our investments in privately held companies are assessed for impairment when a review of the investee’s operations indicates that a decline in value of the investment is other-than-temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. Impaired investments in privately held companies are written down to estimated fair value. We estimate fair value using a variety of valuation methodologies. Such methodologies include comparing the private company with publicly traded companies in similar lines of business, applying revenue and price/earnings multiples to estimated future operating results for the private company and estimating discounted cash flows for that company. We could lose our entire investment in these companies. At June 30, 2010 and December 31, 2009, our net investment in a privately-held company totaled $0.5 million.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(f) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective as of June 30, 2010 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to Advent’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting which were identified in connection with the evaluation required by Rule 13a-15(e) of the Exchange Act that occurred during the second quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, Advent’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

On March 8, 2005, certain of the former shareholders of Kinexus Corporation and the shareholders’ representative filed suit against Advent in the Delaware Chancery Court. The complaint alleges that Advent breached the Agreement and Plan of Merger dated as of December 31, 2001 pursuant to which Advent acquired all of the outstanding shares of Kinexus due principally to the fact that no amount was paid by Advent on an earn-out of up to $115 million. The earn-out, which was payable in cash or stock at the election of Advent, was based upon Kinexus meeting certain revenue targets in both 2002 and 2003. The complaint seeks unspecified compensatory damages, an accounting and restitution for unjust enrichment. Advent advised the shareholders’ representative in January 2003 that the earn-out terms had not been met in 2002 and accordingly no earn-out was payable for 2002 and would not be payable for 2003. There has been no further activity in this case since additional document discovery and interrogatory answers were provided by the parties in December 2008. Advent disputes the plaintiffs’ claim and believes that it has meritorious defenses and intends to vigorously defend this action. Management believes that any potential loss associated with this litigation is neither probable nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

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

Item 1A. Risk Factors

Investors should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of, but are not limited to, these risks. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q filed with the SEC, including our condensed consolidated financial statements and related notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2009.

If our existing customers do not renew their term license, perpetual maintenance or other recurring contracts, our business will suffer.

Total recurring revenues represented 88%, 86% and 80% of total net revenues during the first half of 2010, fiscal 2009 and 2008, respectively. We expect to continue to derive a significant portion of our revenue from our clients’ renewal of term license, perpetual maintenance and other recurring contracts and such renewals are critical to our future success. Some factors that may affect the renewal rate of our contracts include:

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

Most of our perpetual license customers have historically renewed their annual maintenance although our customers have no obligation to renew such maintenance after the first year of their license agreements. In addition, our customers may select maintenance levels less advantageous to us upon renewal, which may reduce recurring revenue from these customers. The recent market downturn caused, and may in the future cause, some clients not to renew their maintenance or reduce their level of maintenance, which would affect our renewal rates and revenue. Our renewal rates are based on cash collections and are disclosed one quarter in arrears. Our reported renewal rates for our quarterly periods of 2009 and first quarter of 2010 were below the levels we disclosed for our quarterly periods of 2008. The decrease in renewal rates reflects increases in the number of customers who have gone out of business or reduced maintenance expenditures, as well as from slower payments received from renewal clients.

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

As a result of a lengthy and unpredictable sales cycle, we have limited ability to forecast the timing and amount of specific perpetual license sales, or term license sales which we report quarterly as annual contract value (ACV). The timing of large individual license sales is especially difficult to forecast, and we may not be successful in closing large license transactions on a timely basis or at all. Customers may postpone their purchases of our existing products or product enhancements in advance of the anticipated introduction of new products or product enhancements by us or our competitors. Accordingly, our level of ACV bookings and perpetual license revenue in any particular period is subject to significant fluctuation. For example, during fiscal 2009, our ACV bookings and perpetual license revenue decreased by 23% and 33%, respectively, compared to fiscal 2008. During the first half of 2010, our perpetual license revenue decreased by 4%, compared to the first half of 2009.

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

During the first half of 2010, fiscal 2009 and 2008, we recognized 88%, 86% and 80%, respectively, of total net revenues from recurring sources, which we define as revenues from term license, maintenance on perpetual licenses, and other recurring revenue. We generally recognize revenue from these sources ratably over the terms of these agreements, which typically range from one to three years. As a result, almost all of our revenues in any quarter are generated from contracts entered into during previous periods.

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

The recent market downturn caused, and may in the future cause more clients not to renew their term licenses or perpetual license maintenance. Also, significant declines in market value of our clients affect their AUA or AUM.  Consequently, we may also experience a decline in the ACV of bookings since the pricing of some of our products is based upon our client’s AUA or AUM.  Furthermore, we have some contracts for which clients pay us fees based on the greater of a negotiated annual minimum fee or a calculated fee that is determined by the client’s AUA or AUM. If a client previously paid us based on the calculated fee, rather than the annual minimum fee, we would experience a decline in revenue as a result of any decline in those clients’ AUA or AUM.

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

Additionally, in October 2008, we acquired Tamale Software which enables us to offer a new product in the nascent research management field and in March 2010, Advent Norway AS acquired Goya AS to allow us to provide transfer agency-related solutions to mutual fund managers and mutual fund distributors. However, it is too early to know whether these products will meet anticipated sales or will be broadly accepted in the market, that a market will develop as expected for these new products or that we will continue to introduce more products.

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

Revenues from recurring sources have grown from 80% in 2008, to 86% in 2009 to 88% in the first half of 2010. During the first half of 2010, term license revenues comprised approximately 43% of term license, maintenance and other recurring revenues as compared to approximately 44% and 35% in fiscal 2009 and 2008, respectively. Term license contracts are comprised of both software licenses and maintenance services. Individual perpetual software licenses vary significantly in value, and the value and timing of these transactions can therefore cause our quarterly perpetual license revenues to fluctuate. As we continue to sign term license agreements for new customers, grow our subscription, data management and outsourced services revenues, and our customers renew their perpetual maintenance, we expect our revenue from recurring sources to continue to represent over 85% of our total net revenues.

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

Our cash equivalent, short-term and long-term investment portfolio as of June 30, 2010 consisted of US government and commercial debt securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of adverse financial market conditions, investments in some financial instruments may pose risks arising from recent market liquidity and credit concerns. As of June 30, 2010, we had no impairment charges associated with our short-term or long-term investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain materially unimpaired. In addition, the decrease in interest rates has materially decreased the interest income we receive on our investments.

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

Our products and services may contain undetected errors or scalability limitations at any point in their lives, but particularly when first introduced or as new versions are released. For example, during the first half of 2010, we released new versions of Axys, Geneva, APX and Tamale RMS. Despite testing by us and by current and potential customers, errors may not be found in new products and services until after commencement of commercial shipments or use, resulting in a loss of or a delay in market acceptance, damage to our reputation, customer dissatisfaction and reductions in revenues and margins, any of which could seriously harm our business. Additionally, our agreements with customers that attempt to limit our exposure to liability claims may not be enforceable in jurisdictions where we operate, particularly as we expand into new international markets.

Two of our principal stockholders have an influence over our business affairs and may make business decisions with which you disagree and which may adversely affect the value of your investment.

Our Chief Executive Officer and the Chairman of our board of directors own or control, indirectly or directly, a substantial number of shares of our common stock (approximately 8% and 31%, respectively, as of July 31, 2010). As a result, if these parties were to act together, they would have the ability to exert significant influence on matters submitted to our stockholders for approval, such as the election or removal of directors, amendments to our certificate of incorporation or the approval of a business combination. These actions may be taken even if they are opposed by other stockholders or it may be difficult to approve these actions without their consent. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

Changes in securities laws and regulations may increase our costs or may harm demand.

Most of our customers operate within a highly regulated environment. In light of the recent conditions in the US financial markets and economy, Congress and regulators have increased their focus on the regulation of the financial services industry. The information provided by, or resident in, the software or services we provide to our customers could be deemed relevant to a regulatory investigation or other governmental or private legal proceeding involving our customers, which could result in requests for information from us that could be expensive and time consuming for us. In addition, clients subject to investigations or legal proceedings may be adversely impacted possibly leading to their liquidation, bankruptcy, receivership, reductions in AUM or AUA, or diminished operations that would adversely affect our revenues and collection of receivables.

Our customers must comply with governmental, self-regulatory organization and other rules, regulations, directives and standards.  New legislation or changes in such rules, regulations, directives or standards may reduce demand for our services or increase our expenses. We develop, configure and market products and services to assist customers in meeting these requirements. New legislation, or a significant change in rules, regulations, directives or standards, could cause our services to become obsolete, reduce demand for our services or increase our expenses in order to continue providing services to clients.

The recently enacted Dodd-Frank Wall Street Reform and Protection Act of 2010 (“Dodd-Frank Act”) represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”), and will require the BCFP and other federal agencies to implement many new rules. While the general framework of the reforms is set forth in the Dodd-Frank Act, it provides for numerous studies and reports and the adoption and implementation of rules and regulations by regulatory agencies over the next four years to fully clarify and implement the Act’s requirements.

We believe that it is too early to know the precise long-term impact on our business of the increased regulation of financial institutions. While it could lead to increased demand for Advent’s products and services, demand could be negatively impacted by the deferral of purchase decisions by our customers until the new regulations have been adopted and the full impact and expense of the new regulatory environment is more clearly understood. The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on our operating environment in substantial and unpredictable ways. Accordingly, it is difficult to predict at this time what specific impact the Dodd-Frank Act and the forthcoming implementing rules and regulations will have on our business and the financial services industry.

Additionally, as a publicly-traded company, we are subject to significant regulations including the Dodd-Frank Act and the Sarbanes-Oxley Act (“the Sarbanes-Oxley Act”) of 2002. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas. Our efforts to comply with these requirements could result in an increase of our operating and compliance costs.

The Sarbanes-Oxley Act of 2002 required changes in some of our corporate governance and securities disclosure and/or compliance practices. As part of the Act’s requirements, the SEC enacted new rules on a variety of subjects, and the Nasdaq Stock Market enacted new corporate governance listing requirements. These developments have increased and may in the future increase our accounting and legal compliance costs and could also expose us to additional liability if we fail to comply with these or other new rules and reporting requirements. In fiscal 2009, 2008 and 2007, we incurred approximately $0.5 million, $0.8 million and $0.9 million, respectively, in Sarbanes-Oxley related expenses consisting of external consulting costs. In addition, such developments may make retention and recruitment of qualified persons to serve on our board of directors, or as executive officers, more difficult.

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

Potential changes in securities laws and regulations governing the investment industry’s use of soft dollars may reduce our revenues.

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

On October 30, 2008, Advent’s Board authorized the repurchase of up to 3.0 million shares of the Company’s outstanding common stock. In May 2010, Advent’s Board authorized the repurchase of up to an additional 1.0 million shares of the Company’s common stock. During the second quarter of 2010, the Company repurchased 0.6 million shares of its common stock under the stock repurchase program approved by the Board in October 2008 for an average price per share of $43.02. At June 30, 2010, there remained approximately 1.2 million shares authorized by the Board for repurchase. The following table provides a month-to-month summary of the repurchase activity under the stock repurchase program approved by the Board in October 2008 and May 2010 during the three months ended June 30, 2010:

			Maximum
	Total	Average	Number of Shares That
	Number	Price	May Yet Be Purchased
	of Shares	Paid	Under Our Share
	Purchased	Per Share	Repurchase Programs
	(shares in thousands)

April 2010	65	$44.61	665
May 2010 (1)	215	$42.49	1,450
June 2010	275	$43.07	1,175

Total	555	$43.02	1,175

(1)               In May 2010, Advent’s Board authorized the repurchase of up to an additional 1.0 million shares of the Company’s common stock.

In addition to the repurchases disclosed above, we withheld shares through net share settlements during the three months ended June 30, 2010. The following table provides a month-to-month summary of the purchase activity upon the employee vesting of restricted stock units and the exercise of stock-settled stock appreciation rights under our equity compensation plan to satisfy tax withholding obligations during the three months ended June 30, 2010 (in thousands, except per share data):

	Total		Maximum Number
	Number	Average	of Shares that May
	of Shares	Price Per	Yet Be Purchased
Month	Purchased (1)	Share	Under the Plan

April	17	$45.70	—
May	37	$43.53	—
June	5	$47.03	—

Total	59	$44.44	—

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

ADVENT SOFTWARE, INC.

Dated: August 6, 2010	By:	/s/ James S. Cox
James S. Cox
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)