Form 10-Q
period 2010-09-30
ADVENT SOFTWARE INC /DE/
filed 2010-11-08
CIK 1002225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number:  0-26994

ADVENT SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2901952
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2010 was 25,770,218.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30	December 31
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$51,910	$57,877
Short-term marketable securities	70,126	31,273
Accounts receivable, net	44,735	44,246
Deferred taxes, current	15,145	15,081
Prepaid expenses and other	17,799	22,350
Current assets of discontinued operation	—	494
Total current assets	199,715	171,321
Property and equipment, net	41,534	33,945
Goodwill	146,460	144,827
Other intangibles, net	21,007	22,965
Long-term marketable securities	—	28,495
Deferred taxes, long-term	40,500	40,502
Other assets	9,719	10,142
Noncurrent assets of discontinued operation	2,095	2,095

Total assets	$461,030	$454,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,087	$4,708
Accrued liabilities	28,526	31,066
Deferred revenues	135,661	140,186
Income taxes payable	9,190	1,616
Current liabilities of discontinued operation	162	719
Total current liabilities	182,626	178,295
Deferred revenue, long-term	5,968	5,879
Other long-term liabilities	14,073	12,969
Noncurrent liabilities of discontinued operation	5,200	5,115

Total liabilities	207,867	202,258

Commitments and contingencies (See Note 12)

Stockholders’ equity:
Common stock	257	259
Additional paid-in capital	399,415	386,623
Accumulated deficit	(156,067)	(145,584)
Accumulated other comprehensive income	9,558	10,736
Total stockholders’ equity	253,163	252,034

Total liabilities and stockholders’ equity	$461,030	$454,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Net revenues:
Term license, maintenance and other recurring	$61,971	$55,346	$181,055	$166,416
Perpetual license fees	2,755	2,370	7,796	7,633
Professional services and other	7,261	6,066	19,096	19,126

Total net revenues	71,987	63,782	207,947	193,175

Cost of revenues:
Term license, maintenance and other recurring	12,709	11,920	37,866	34,729
Perpetual license fees	61	65	199	255
Professional services and other	8,730	7,628	21,623	23,190
Amortization of developed technology	1,672	1,416	4,871	4,145

Total cost of revenues	23,172	21,029	64,559	62,319

Gross margin	48,815	42,753	143,388	130,856

Operating expenses:
Sales and marketing	16,763	15,627	50,671	46,538
Product development	13,069	12,179	38,237	35,528
General and administrative	8,893	8,636	28,316	25,932
Amortization of other intangibles	331	438	977	1,315
Restructuring charges	26	36	610	92

Total operating expenses	39,082	36,916	118,811	109,405

Income from continuing operations	9,733	5,837	24,577	21,451

Interest and other income (expense), net	163	(194)	(772)	1,585

Income from continuing operations before income taxes	9,896	5,643	23,805	23,036
Provision for income taxes	3,915	1,741	8,734	6,612

Net income from continuing operations	$5,981	$3,902	$15,071	$16,424

Discontinued operation:
Net income (loss) from discontinued operation (net of applicable taxes of $(19), $223, $(69) and $1,409, respectively)	(23)	770	(98)	2,499

Net income	$5,958	$4,672	$14,973	$18,923

Basic net income (loss) per share:
Continuing operations	$0.23	$0.15	$0.59	$0.65
Discontinued operation	(0.00)	0.03	(0.00)	0.10
Total operations	$0.23	$0.18	$0.58	$0.75

Diluted net income (loss) per share:
Continuing operations	$0.22	$0.15	$0.56	$0.63
Discontinued operation	(0.00)	0.03	(0.00)	0.10
Total operations	$0.22	$0.18	$0.55	$0.72

Weighted average shares used to compute net income per share:
Basic	25,634	25,527	25,735	25,352
Diluted	27,116	26,630	27,139	26,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30
	2010	2009
Cash flows from operating activities:
Net income	$14,973	$18,923
Adjustment to net income for discontinued operation	98	(2,499)
Net income from continuing operations	15,071	16,424

Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Stock-based compensation	13,638	13,975
Depreciation and amortization	13,289	12,432
Loss on dispositions of fixed assets	22	9
Provision for doubtful accounts	148	268
Provision for (reduction of) sales returns	(813)	454
Gain on investment	—	(2,056)
Deferred income taxes	(56)	(1)
Other	353	116
Effect of statement of operations adjustments	26,581	25,197
Changes in operating assets and liabilities:
Accounts receivable	(354)	7,717
Prepaid and other assets	4,770	5,688
Accounts payable	4,347	483
Accrued liabilities	(2,214)	(93)
Deferred revenues	(3,889)	(9,089)
Income taxes payable	7,548	5,250
Effect of changes in operating assets and liabilities	10,208	9,956

Net cash provided by operating activities from continuing operations	51,860	51,577

Cash flows from investing activities:
Cash used in acquisitions, net of cash acquired	(4,719)	—
Purchases of property and equipment	(14,995)	(2,860)
Capitalized software development costs	(1,599)	(2,000)
Purchases of marketable securities	(29,000)	—
Sales and maturities of marketable securities	19,000	—
Proceeds from disposition of fixed assets	—	37
Change in restricted cash	—	1,534
Proceeds from sale of investments	—	2,056

Net cash used in investing activities from continuing operations	(31,313)	(1,233)

Cash flows from financing activities:
Proceeds from common stock issued from exercises of stock options	10,943	6,318
Withholding taxes related to equity award net share settlement	(4,342)	(2,026)
Proceeds from common stock issued under the employee stock purchase plan	2,929	2,946
Repurchase of common stock	(35,881)	(14,578)
Repayment of long-term borrowing	—	(25,000)

Net cash used in financing activities from continuing operations	(26,351)	(32,340)

Net cash transferred (to) from discontinued operation	(76)	5,662

Effect of exchange rate changes on cash and cash equivalents	(87)	400

Net change in cash and cash equivalents from continuing operations	(5,967)	24,066
Cash and cash equivalents of continuing operations at beginning of period	57,877	45,098

Cash and cash equivalents of continuing operations at end of period	$51,910	$69,164

Supplemental disclosure of cash flow information
Cash flow from discontinued operation:
Net cash (used in) provided by operating activities	$(341)	$4,283
Net cash used in investing activities	—	(715)
Net cash transferred (to) from continuing operations	76	(5,662)
Effect of exchange rates on cash and cash equivalents	(1)	(8)
Net change in cash and cash equivalents from discontinued operations	(266)	(2,102)
Cash and cash equivalents of discontinued operation at beginning of period	266	3,253
Cash and cash equivalents of discontinued operation at end of period	$—	$1,151

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

Note 2—Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2010, as compared to the recent accounting pronouncements described in Advent’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are of significance, or potential significance, to the Company.

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

Note 3 — Cash Equivalents and Marketable Securities

At September 30, 2010, cash equivalents and short-term marketable securities primarily consisted of money market mutual funds, US government and US Government Sponsored Entities (GSE’s) and high credit quality corporate debt securities that are guaranteed by the US government. The Company’s short-term marketable securities are classified as available-for-sale, with long-term investments, if applicable, having a maturity date greater than one year from the end of the period.

At September 30, 2010, marketable securities were summarized as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value

Corporate debt securities	$27,580	$18	$(1)	$27,597
US government debt securities	42,512	19	(2)	42,529
Total	$70,092	$37	$(3)	$70,126

The following table summarizes marketable securities with unrealized gains and losses by contractual maturity dates at September 30, 2010 (in thousands):

	Less than 12 months
		Net
	Amortized	Unrealized
	Cost	Gains

Corporate debt securities	$27,580	$17
US government debt securities	42,512	17
Total	$70,092	$34

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

The gross unrealized losses related to investments are primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates since the acquisition of the securities. For fixed income securities that have unrealized losses as of September 30, 2010,  the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, the Company has evaluated these fixed income securities and has determined that no credit losses exist. As of September 30, 2010, all securities in an unrealized loss position have been in an unrealized loss position for less than one year. The Company’s management has determined that the unrealized losses on its fixed income securities as of September 30, 2010 were temporary in nature.

During the nine months ended September 30, 2010, $19.0 million of marketable securities matured, which did not have any associated gross realized gains or losses, and were reinvested in the purchase of additional marketable securities.

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

As part of the disposition, certain assets and obligations of the Company’s discontinued operation were excluded from the sale and are reflected on the Company’s balance sheet as of September 30, 2010 and December 31, 2009. Assets excluded from the sale include cash and deferred tax assets.  Liabilities excluded from the sale include sales tax and other tax-related obligations, future payments related to a two year service and maintenance agreement, certain legal costs and employee related compensation payments incurred as of the period ended September 30, 2009, and continuing lease obligations included as part of the restructuring noted below. Legal costs and liabilities related to employee compensation were all paid as of December 31, 2009 and certain sales tax obligations have been paid through September 30, 2010.

In connection with the sale of MicroEdge, the Company vacated its MicroEdge facilities in New York and entered into a sub-lease agreement with the Purchaser whereby the Purchaser will sub-lease the premises for two years with the option to extend the sub-lease term through the end of the lease term in 2018.

The following table sets forth an analysis of the components of the restructuring charges related to the Company’s discontinued operation and the payments and non-cash charges made against the accrual during the nine months ended September 30, 2010 (in thousands):

	Facility Exit	Severance and
	Costs	Benefits	Total

Balance of restructuring accrual at December 31, 2009	$5,115	$—	$5,115

Restructuring charges	6	—	6
Cash payments	(44)	(8)	(52)
Adjustment of prior restructuring costs	123	8	131

Balance of restructuring accrual at September 30, 2010	$5,200	$—	$5,200

Net revenues and income from the Company’s discontinued operation were as follows for the following periods (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Net revenues	$—	$5,934	$—	$18,859

Net income (loss) from discontinued operation (net of applicable taxes of $(19), $223, $(69), and $1,409, respectively)	$(23)	$770	$(98)	$2,499

The following table sets forth the assets and liabilities of the MicroEdge discontinued operation included in the condensed consolidated balance sheets of the Company (in thousands):

	September 30	December 31
	2010	2009

Assets:
Cash and cash equivalents	$—	$266
Prepaid expenses and other	—	228
Total current assets of discontinued operation	$—	$494

Deferred taxes, long-term	$2,095	$2,095
Total noncurrent assets of discontinued operation	$2,095	$2,095

Liabilities:
Accrued liabilities and income taxes payable	$162	$719
Total current liabilities of discontinued operation	$162	$719

Accrued restructuring, long-term portion	$5,200	$5,115
Total noncurrent liabilities of discontinued operation	$5,200	$5,115

Note 5—Stock-Based Compensation

Equity Award Activity

A summary of the status of the Company’s stock option and stock appreciation right (“SAR”) activity for the period presented follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Life	Value
	(in thousands)	Price	(in years)	(in thousands)

Outstanding at December 31, 2009	3,945	$29.14
Options & SARs granted	485	$43.56
Options & SARs exercised	(643)	$27.29
Options & SARs canceled	(105)	$36.67
Outstanding at September 30, 2010	3,682	$31.15	6.34	$77,502
Exercisable at September 30, 2010	2,282	$26.60	5.07	$58,420

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $52.19 as of September 30, 2010 for options and SARs that were in-the-money as of that date.

The weighted average grant date fair value of options and SARs granted (as determined under ASC 718), total intrinsic value of options and SARs exercised and cash received from option exercises during the nine months ended September 30, 2010 and 2009 were as follows (in thousands, except weighted average grant date fair value):

	Nine Months Ended September 30
	2010	2009
Options and SARs
Weighted average grant date fair value	$14.98	$14.68
Total intrinsic value of awards exercised	$12,445	$5,261

Options
Cash received from exercises	$10,943	$6,318

The Company settles exercised stock options and SARs with newly issued common shares.

A summary of the status of the Company’s restricted stock unit (“RSU”) activity for the nine months ended September 30, 2010 is as follows:

		Weighted
	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value

Outstanding and unvested at December 31, 2009	685	$36.33

RSUs granted	218	$43.73

RSUs vested	(211)	$42.41

RSUs canceled	(28)	$37.53

Outstanding and unvested at September 30, 2010	664	$36.78

The weighted average grant date fair value was determined based on the closing market price of the Company’s common stock on the date of the award. The aggregate intrinsic value of RSUs outstanding at September 30, 2010 was $34.7 million, using the closing price of $52.19 per share as of September 30, 2010.

Stock-Based Compensation Expense

Stock-based employee compensation expense recognized on Advent’s condensed consolidated statement of operations for the three and nine months ended September 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Statement of operations classification
Cost of term license, maintenance and other recurring revenues	$466	$498	$1,308	$1,333
Cost of professional services and other revenues	294	336	846	967
Total cost of revenues	760	834	2,154	2,300

Sales and marketing	1,572	1,650	4,288	4,265
Product development	1,356	1,326	3,882	3,641
General and administrative	1,122	1,388	3,314	3,769
Total operating expenses	4,050	4,364	11,484	11,675

Total stock-based compensation expense	4,810	5,198	13,638	13,975

Tax effect on stock-based employee compensation	(2,244)	(2,212)	(6,213)	(5,721)

Effect on net income from continuing operations, net of tax	2,566	2,986	7,425	8,254

Effect on net income from discontinued operation, net of tax	—	(35)	—	340

Effect on net income, net of tax	$2,566	$2,951	$7,425	$8,594

Advent capitalized stock-based employee compensation expense of $0.2 million during the nine months ended September 30, 2009 associated with the Company’s software development, internal-use software and professional services implementation projects. There were no capitalized stock-based employee compensation expenses during the nine months ended September 30, 2010.

As of September 30, 2010, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimated forfeitures, was $30.3 million and is expected to be recognized through the remaining vesting period of each grant, with a weighted average remaining period of 2.4 years.

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Stock Options & SARs
Expected volatility	38.0% - 38.2%	43.1% - 48.3%	35.2% - 38.8%	43.1% - 57.7%
Expected life (in years)	4.96	5.1	3.86 - 4.96	4.17 - 5.47
Risk-free interest rate	1.5% - 1.9%	2.6% - 2.7%	1.5% - 2.7%	1.8% - 3.0%
Expected dividends	None	None	None	None

Employee Stock Purchase Plan
Expected volatility	29.9%	58.3%	29.5% - 29.9%	58.3% - 72.8%
Expected life (in months)	6	6	6	6
Risk-free interest rate	0.2%	0.3%	0.2%	0.3% - 0.4%
Expected dividends	None	None	None	None

The expected stock price volatility was determined based on an equally weighted average of historical and implied volatility of the Company’s common stock. Advent believes that a blend of implied volatility and historical volatility is more reflective of the market conditions and a better indicator of expected volatility than using purely historical volatility. The expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the US Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The dividend yield assumption is based on the Company’s history of not paying dividends and the resultant future expectation of dividend payouts.

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

The following table sets forth the computation of basic and diluted net income (loss) per share for continuing operations and the Company’s discontinued operation (in thousands, except per-share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Numerator:
Net income (loss):
Continuing operations	$5,981	$3,902	$15,071	$16,424
Discontinued operation	(23)	770	(98)	2,499

Total operations	$5,958	$4,672	$14,973	$18,923

Denominator:
Denominator for basic net income (loss) per share- weighted average shares outstanding	25,634	25,527	25,735	25,352

Dilutive common equivalent shares:
Employee stock options and other	1,482	1,103	1,404	892

Denominator for diluted net income (loss) per share-weighted average shares outstanding, assuming exercise of potential dilutive common shares	27,116	26,630	27,139	26,244

Net income (loss) per share:
Basic:
Continuing operations	$0.23	$0.15	$0.59	$0.65
Discontinued operation	(0.00)	0.03	(0.00)	0.10

Total operations	$0.23	$0.18	$0.58	$0.75

Diluted:
Continuing operations	$0.22	$0.15	$0.56	$0.63
Discontinued operation	(0.00)	0.03	(0.00)	0.10

Total operations	$0.22	$0.18	$0.55	$0.72

Weighted average stock options, SARs and RSUs of approximately 1.0 million and 0.9 million for the three and nine months ended September 30, 2010, respectively, were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive. Similarly, weighted average stock options, SARs and RSUs of approximately 1.9 million and 2.3 million for the three and nine months ended September 30, 2009, respectively, were excluded from the calculation of diluted net income per share.

Note 7—Goodwill

The changes in the carrying value of goodwill for the nine months ended September 30, 2010 were as follows (in thousands):

Goodwill

Balance at December 31, 2009	$144,827
Additions	3,175
Translation adjustments	(1,542)

Balance at September 30, 2010	$146,460

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

Foreign currency translation adjustments totaling $1.5 million reflect the general weakening of the US dollar versus European currencies during the nine months ended September 30, 2010.

Note 8—Other Intangibles

The following is a summary of other intangibles as of September 30, 2010 (in thousands):

	Weighted
	Average
	Amortization	Other		Other
	Period	Intangibles,	Accumulated	Intangibles,
	(Years)	Gross	Amortization	Net

Purchased technologies	5.0	$28,099	$(17,867)	$10,232
Product development costs	3.0	13,134	(8,805)	4,329

Developed technology sub-total		41,233	(26,672)	14,561

Customer relationships	6.0	27,581	(21,748)	5,833
Other intangibles	4.0	1,584	(971)	613

Other intangibles sub-total		29,165	(22,719)	6,446

Balance at September 30, 2010		$70,398	$(49,391)	$21,007

The following is a summary of other intangibles as of December 31, 2009 (in thousands):

	Weighted
	Average
	Amortization	Other		Other
	Period	Intangibles,	Accumulated	Intangibles,
	(Years)	Gross	Amortization	Net

Purchased technologies	4.9	$26,556	$(15,416)	$11,140
Product development costs	3.0	11,468	(6,428)	5,040

Developed technology sub-total		38,024	(21,844)	16,180

Customer relationships	6.0	27,038	(21,040)	5,998
Other intangibles	3.9	1,507	(720)	787

Other intangibles sub-total		28,545	(21,760)	6,785

Balance at December 31, 2009		$66,569	$(43,604)	$22,965

The changes in the carrying value of other intangibles during the nine months ended September 30, 2010 were as follows (in thousands):

	Other		Other
	Intangibles,	Accumulated	Intangibles,
	Gross	Amortization	Net

Balance at December 31, 2009	$66,569	$(43,604)	$22,965
Additions	3,891	—	3,891
Amortization	—	(5,848)	(5,848)
Translation adjustments	(62)	61	(1)

Balance at September 30, 2010	$70,398	$(49,391)	$21,007

Additions to intangible assets of $3.9 million during the nine months ended September 30, 2010 include intangible asset additions of $2.2 million from the acquisition of Goya AS and capitalized product development costs of approximately $1.7 million.

Based on the carrying amount of intangible assets as of September 30, 2010, the estimated future amortization is as follows (in thousands):

	Three
	Months Ended
	December 31	Years Ended December 31
	2010	2011	2012	2013	2014	Thereafter	Total
Estimated future amortization of:
Developed technology	$1,501	$5,346	$4,459	$2,654	$257	$344	$14,561
Other intangibles	294	1,169	1,169	1,124	989	1,701	6,446

Total	$1,795	$6,515	$5,628	$3,778	$1,246	$2,045	$21,007

Note 9—Balance Sheet Detail

The following is a summary of prepaid expenses and other (in thousands):

	September 30	December 31
	2010	2009

Prepaid commission	$4,849	$5,483
Prepaid contract expense	6,229	5,815
Prepaid royalty	822	1,138
Tenant improvement allowance	1,957	3,863
Other	3,942	6,051

Total prepaid expenses and other	$17,799	$22,350

The following is a summary of other assets (in thousands):

	September 30	December 31
	2010	2009

Long-term investment	$500	$500
Long-term prepaid commissions	3,239	3,204
Deposits	2,900	2,821
Prepaid contract expense, long-term	3,080	3,617

Total other assets	$9,719	$10,142

Long-term investment is an equity investment in a privately held company. This equity investment is carried at the lower of cost or fair value at September 30, 2010 and December 31, 2009. Deposits include restricted cash balances of $1.4 million at each of September 30, 2010 and December 31, 2009 related to the Company’s San Francisco headquarters and facilities in Boston and New York.

The following is a summary of accrued liabilities (in thousands):

	September 30	December 31
	2010	2009

Salaries and benefits payable	$15,564	$21,273
Accrued restructuring, current portion	728	518
Other	12,234	9,275

Total accrued liabilities	$28,526	$31,066

Accrued restructuring charges are discussed further in Note 11, “Restructuring Charges”. Other accrued liabilities include accruals for royalties, sales and business taxes, and other miscellaneous items.

The following is a summary of other long-term liabilities (in thousands):

	September 30	December 31
	2010	2009

Deferred rent	$11,271	$10,595
Accrued restructuring, long-term portion	630	716
Other	2,172	1,658

Total other long-term liabilities	$14,073	$12,969

Note 10—Comprehensive Income

The components of comprehensive income (loss) were as follows for the periods presented (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Net income from continuing operations	$5,981	$3,902	$15,071	$16,424
Unrealized gain on marketable securities, net of taxes	3	—	82	—
Foreign currency translation adjustment	3,544	1,141	(1,260)	2,693
Comprehensive income from continuing operations	9,528	5,043	13,893	19,117
Comprehensive income (loss) from discontinued operation	(22)	726	(98)	2,933

Total comprehensive income	$9,506	$5,770	$13,795	$22,049

The Company recorded taxes of $6,000 and $57,000 during the three and nine months ended September 30, 2010, respectively, related to the marketable securities component of other comprehensive income.

The components of accumulated other comprehensive income, net of related taxes, were as follows (in thousands):

	September 30	December 31
	2010	2009

Accumulated net unrealized gain (loss) on marketable securities	$20	$(62)
Accumulated foreign currency translation adjustments	9,538	10,798
Accumulated other comprehensive income, net of taxes	$9,558	$10,736

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

During the nine months ended September 30, 2010, Advent recorded a restructuring charge of $0.6 million which primarily related to facility and exit costs associated with the relocation of one of its facilities in New York City in the second quarter of 2010. During the nine months ended September 30, 2009, the Company recorded a restructuring charge $0.1 million which related to the present value amortization of facility exit obligations partially offset by adjustments to facility exit assumptions.

The following table sets forth an analysis of the components of the payments and restructuring charges made against the accrual during the nine months ended September 30, 2010 (in thousands):

Facility Exit
Costs

Balance of restructuring accrual at December 31, 2009	$1,234
Restructuring charges	570
Reversal of deferred rent related to facilities exited	14
Cash payments	(500)
Adjustment of prior restructuring costs	40

Balance of total restructuring accrual at September 30, 2010	$1,358

Of the remaining restructuring accrual of $1.4 million at September 30, 2010, $0.7 million and $0.6 million are included in accrued liabilities and other long-term liabilities, respectively, on the accompanying condensed consolidated balance sheet. The remaining excess facility costs of $1.4 million are stated at estimated fair value, net of estimated sublease income of approximately $1.3 million. Advent expects to pay the remaining obligations associated with the vacated facilities over the remaining lease terms, which expire on various dates through 2012.

Note 12—Commitments and Contingencies

Lease Obligations

Advent leases office space and equipment under non-cancelable operating lease agreements, which expire at various dates through June 2025. Some operating leases contain escalation provisions for adjustments in the consumer price index. Advent is responsible for maintenance, insurance, and property taxes. Excluding leases and associated sub-leases for MicroEdge facilities, as of September 30, 2010, Advent’s remaining operating lease commitments through 2025 are approximately $65.4 million, net of future minimum rental receipts of $1.3 million to be received under non-cancelable sub-leases.

In connection with the sale of MicroEdge, the Company entered into a sub-lease agreement with the Purchaser, whereby Purchaser will sub-lease approximately 24,000 square feet of the 29,000 square feet of office space located at 619 West 54th Street in New York, New York from the Company. The Purchaser will sub-lease the premises for two years with the option to extend the sub-lease term through the end of the lease term in 2018. The sub-lease agreement became effective upon the close of sale of MicroEdge on October 1, 2009. The operating lease commitment related to this discontinued operation facility is approximately $8.7 million, less estimated sub-lease income for two years of $1.0 million. With the exception of the MicroEdge facilities in New York City, the leases related to MicroEdge have been transferred to the Purchaser.

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

Note 15—Income Taxes

The following table summarizes the activity relating to the Company’s unrecognized tax benefits during the nine months ended September 30, 2010 (in thousands):

Total

Balance at December 31, 2009	$7,467

Gross increases related to current period tax positions	290
Balance at September 30, 2010	$7,757

At September 30, 2010 and December 31, 2009, Advent had $7.8 million and $7.5 million of gross unrecognized tax benefits, respectively. During the nine months ended September 30, 2010, Advent increased the amount of unrecognized tax benefits by approximately $0.3 million relating to California research and enterprise zone credits. If recognized, the total unrecognized tax benefits would decrease Advent’s tax provision and increase net income by $6.4 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of the federal tax benefit of state income tax items. The Company’s liabilities for unrecognized tax benefits relate to federal research credits, California research and enterprise zone tax credits and various state net operating losses.

Advent is subject to taxation in the US and various state and foreign jurisdictions. Advent does not anticipate the total amount of its unrecognized tax benefits to significantly change over the next 12 months. The material jurisdictions that are subject to examination by tax authorities include federal for tax years after 2005 and California for tax years after 2004. During the nine months ended September 30, 2010, New York concluded an income tax audit for tax years up through 2007 and there were no material income tax assessments. Advent is currently undergoing a franchise tax examination by the State of California for the 2006 and 2007 tax years.

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

If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then the Company uses quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. The Company classifies its corporate debt securities as having Level 2 inputs. These corporate debt securities are guaranteed by the US government. The valuation techniques used to measure the fair value of the Company’s financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. The Company’s procedures include controls to ensure that appropriate fair values are recorded such as comparing prices obtained from multiple independent sources.

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities. The fair value of these certain financial assets was determined using the following inputs as of September 30, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money Market Funds (1)	$31,559	$31,559	$—	$—
US government debt securities (2)	42,529	42,529	—	—
Corporate debt securities (2)	27,597	—	27,597	—

Total	$101,685	$74,088	$27,597	$—

(1)    Included in cash and cash equivalents on the Company’s condensed consolidated balance sheet

(2)    Included in short-term marketable securities on the Company’s condensed consolidated balance sheet

There were no material transfers between Level 1 and Level 2 assets during the nine months ended September 30, 2010 and the Company does not have any significant assets that utilize unobservable or Level 3 inputs.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value based on the short-term maturities of these instruments.

The Company also has a direct investment in a privately-held company accounted for under the cost method which is not reported in the table of assets measured at fair value above. This investment, which has a carrying value of $0.5 million at September 30, 2010, is periodically assessed for other-than-temporary impairment. If Advent determines that an other-than-temporary impairment has occurred, the Company writes down the investment to its fair value. Advent estimates fair value using a variety of valuation methodologies. Such methodologies include comparing the private company with publicly traded companies in similar lines of business, applying revenue and price/earnings multiples to estimated future operating results for the private company and estimating discounted cash flows for that company.

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

The following table provides a summary of the quarterly repurchase activity during the nine months ended September 30, 2010 under the stock repurchase program approved by the Board in October 2008 and May 2010 (in thousands, except per share data):

	Total		Average
	Number		Price
	of Shares		Paid
	Purchased	Cost	Per Share

Q1 2010	249	$10,542	$42.41
Q2 2010	555	23,857	43.02
Q3 2010	32	1,482	45.89

Total	836	$35,881	$42.95

At September 30, 2010, there remained approximately 1.1 million shares authorized by the Board for repurchase.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion in conjunction with our consolidated financial statements and related notes. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended, including, but not limited to statements referencing our expectations relating to future revenues, expenses and operating margins. Forward-looking statements can be identified by the use of terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other similar terms and the negative of such terms regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include, among others, statements regarding the future of the investment management market and opportunities for us related thereto, future expansion, acquisition, or investment in other businesses, the impact of our divestment of MicroEdge, projections of revenues, future cost and expense levels, expected timing and amount of amortization expenses related to past acquisitions, the adequacy of resources to meet future cash requirements, estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, future client wins, future hiring and future product introductions and acceptance. Such forward-looking statements are based on our current plans and expectations and involve known and unknown risks and uncertainties which may cause our actual results or performance to be materially different from any results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to the “Risk Factors” set forth in “Item 1A. Risk Factors” in this Form 10-Q, as well as other risks identified from time to time in other Securities and Exchange Commission (“SEC”) reports. You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results, levels of activity or performance and represent our expectations only as of the date they are made.

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

Current Economic Environment

During the first nine months of 2010, our business continued to benefit from an improved economic environment which began during the last half of 2009. For example, we grew bookings, revenues and renewal rates during the first nine months of 2010 as compared to the comparable period of 2009. We maintain our expectations of an improved demand environment for the remainder of 2010, and are expecting to grow revenues by 8% to 9% in fiscal 2010 compared to the prior year primarily as a result of recent booking activity from the prior 12 months and our improved renewal rates. As the current economic situation evolves, we will continue to evaluate its impact on our business and we will remain focused on delivering innovative solutions for our customers. We remain positive about our relatively strong market position and we intend to remain focused on executing in the areas we can influence by continuing to provide high value products while managing our expenses and headcount growth.

Operating Overview

Operating highlights of our third quarter of 2010 include:

•                  New and incremental bookings. The term license and Advent OnDemand contracts signed in the third quarter of 2010 will contribute approximately $7.6 million in annual revenue (“annual contract value” or “ACV”), once they are fully implemented. This represents a 12% increase over the $6.8 million of ACV booked from term license and Advent OnDemand contracts signed in the third quarter of 2009.

•                  Improvement in Renewal Rate.  Our renewal rate improved to a 91% initial renewal rate for the second quarter of 2010. This represents a 4-point improvement over the same period of 2009.

•                  International traction and expansion.  We continue to execute on our international growth strategy, with revenues from international sources totaling 15% in the third quarter of 2010. This represents a 2-point improvement over the same period in 2009. Additionally, we signed new customers in Bahrain, Singapore, Sweden, Switzerland and the United Kingdom in the third quarter of 2010.

•                  Advent Client Conference. We hosted a very successful client conference in September 2010 with more than 1,100 attendees, which included executives from the many market segments we serve including: asset managers, financial advisors, hedge funds, prime brokers, fund administrators, family offices, banks, broker dealers and trusts.

•                  Launch of Moxy 7.0.  We launched the latest version of Moxy, which is designed to support the growing trends towards model-driven portfolio construction and management, combined with increased concerns about compliance.

•                  Build-out of new facilities. During 2009, we signed lease agreements for our future facilities in New York City (the “Grace Building”) and Boston, and commenced the build-out of those facilities during the first quarter of 2010.  We completed the build-out and consolidated our operations in New York City and Boston during the second and third quarters of 2010, respectively.

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

The term license component of the deferred revenue balance related to implementations in process will increase or decrease in the future depending on the amount of new term license bookings relative to the number of implementations that reach substantial completion in a particular quarter. For the three months ended September 30, 2010 and 2009, the term license deferral/recognition (decreased) increased the Company’s revenues as follows (in millions):

	Three Months Ended September 30
	2010	2009	Change

Term license revenues	$(0.4)	$0.7	$(1.1)
Professional services and other	(0.1)	1.5	(1.6)

Total net revenues	$(0.5)	$2.2	$(2.7)

Amounts of revenues and directly-related expenses deferred as of September 30, 2010 and December 31, 2009 associated with our term licensing deferral was as follows (in millions):

	September 30	December 31
	2010	2009
Deferred revenues
Short-term	$22.1	$20.1
Long-term	4.9	4.6

Total	$27.0	$24.7

Directly-related expenses
Short-term	$6.8	$6.2
Long-term	2.5	2.4

Total	$9.3	$8.6

Deferred net revenue and directly-related expenses are classified as “Deferred revenues” (short-term and long-term), and “Prepaid expenses and other,” and “Other assets,” respectively, on the condensed consolidated balance sheets.

Financial Overview

The components of revenue from continuing operations during the third quarters of 2010 and 2009, and associated dollar and percentage fluctuations were as follows (in thousands, except % change):

	Three Months Ended September 30		$	%
	2010	2009	Change	Change

Term license revenues	$28,168	$24,282	$3,886	16%
Maintenance revenues	18,111	18,703	(592)	-3%
Other recurring revenues	15,692	12,361	3,331	27%
Total term license, maintenance and other recurring revenues	61,971	55,346	6,625	12%
Recurring revenue as % of total revenue	86%	87%

Asset under administration (AUA) fees	1,521	1,199	322	27%
Other perpetual license fees	1,234	1,171	63	5%
Total perpetual license fees	2,755	2,370	385	16%

Professional services and other	7,261	6,066	1,195	20%

Total net revenues	$71,987	$63,782	$8,205	13%

Total net revenues increased by $8.2 million or 13% during the third quarter of 2010, which was primarily attributed to an increase in term license revenues of $3.9 million due to our recent bookings activity from the previous 12 months, growth in sales of our Geneva and APX products and our improved renewal rates. Additionally, other recurring revenues increased by $3.3 million or 27% during the third quarter of 2010 compared to the same period of 2009, as we recognized revenues from recent outsourced services and data services contracts that went live in September 2009. These increases were partially offset by a decrease of $0.6 million in perpetual maintenance revenues primarily resulting from perpetual license customers’ migration to term licenses and to maintenance de-activations due to customer attrition.

Perpetual license fees in the third quarter of 2010 increased 16% or $0.4 million compared to the third quarter of 2009 as our clients experienced modest growth in AUA balances. Professional services and other revenues also increased due to revenues generated by our annual client conference that we hosted in September 2010, and greater consulting activity as a result of the continued growth in bookings driving additional implementations during the third quarter of 2010.

Total recurring revenues, which we define as term license, perpetual maintenance, and other recurring revenues, increased by $6.6 million but decreased to 86% of total net revenues during the third quarter of 2010, as compared to the same period in 2009. The increase in absolute dollars was driven by the increase in term license and other recurring revenues, while the decrease as a percentage of total net revenues reflects faster growth in professional services and other revenues, in particular consulting revenues and conference revenues. During the third quarter of 2010, we experienced an increase in new service engagements resulting in the revenue increases in consulting services. Conference revenue increased as we returned to hosting our client conference in 2010.

The components of cost of revenues and operating expenses, operating income, interest and other income (expense) net, provision for income taxes and net income from continuing operations during the third quarters of 2010 and 2009, and associated dollar and percentage fluctuations, were as follows (in thousands, except % change):

	Three Months Ended September 30		$	%
	2010	2009	Change	Change
Cost of revenues:
Term license, maintenance and other recurring	$12,709	$11,920	$789	7%
Perpetual license fees	61	65	(4)	-6%
Professional services and other	8,730	7,628	1,102	14%
Amortization of developed technology	1,672	1,416	256	18%

Total cost of revenues	23,172	21,029	2,143	10%

Operating expenses
Sales and marketing expense	16,763	15,627	1,136	7%
Product development	13,069	12,179	890	7%
General and administrative	8,893	8,636	257	3%
Amortization of other intangibles	331	438	(107)	-24%
Restructuring charges	26	36	(10)	-28%

Total operating expenses	39,082	36,916	2,166	6%

Income from continuing operations	9,733	5,837	3,896	67%

Interest and other income (expense), net	163	(194)	357	-184%

Income from continuing operations before
income taxes	9,896	5,643	4,253	75%

Provision for income taxes	3,915	1,741	2,174	125%

Net income from continuing operations	$5,981	$3,902	$2,079	53%

Total expenses from continuing operations, including cost of revenues, increased to $62.3 million in the third quarter of 2010 from $57.9 million in the third quarter of 2009. This increase reflected costs associated with our client conference, which did not occur in 2009, and investments made in product development to upgrade our products. Additionally, we made investments to expand our business which resulted in higher costs for travel and entertainment, payroll and related expenses, and facilities. The increase in facilities costs reflects new offices in Beijing and Singapore which were opened subsequent to September 30, 2009. Domestic facility costs also increased as we consolidated our offices in New York City and Boston during the first nine months of 2009. During 2009, we signed lease agreements for our new facilities in these cities and during the first quarter of 2010 we commenced the build-out. We occupied our former facilities in New York and Boston until the build-out for our new facilities was completed; as a result, we incurred rent and utilities expense in both our former and new facilities during 2010 in these cities. We completed the build-out of our new facilities in New York and Boston in May and August 2010, respectively, and moved our operations to consolidate our facility space in both locations.

Our operating income from continuing operations in the third quarter of 2010 increased to $9.7 million or 14% of revenue from $5.8 million or 9% of revenue in the third quarter of 2009, which is reflective of improved leverage in our operating expense categories. Sales and marketing, product development, and general and administrative costs were all down by at least one percentage point compared to the same period last year.

Interest and other income was $0.2 million in the third quarter of 2010 compared to expense of $(0.2) million in the comparable period of 2009. The income in the third quarter of 2010 primarily represents foreign exchange gains as the US dollar weakened against the Pound Sterling, the Euro and other European currencies.

Our continuing operations’ income tax expense was $3.9 million resulting in a 40% effective tax rate during the third quarter of 2010, compared to $1.7 million or 31%, respectively, in the third quarter of 2009. The increase in the effective tax rate in the third quarter of 2010 compared with the third quarter of 2009 is primarily due to the lapsing of the federal research credit for 2010.

Net income from continuing operations was $6.0 million, resulting in diluted earnings per share of $0.22 for the third quarter of 2010, compared to $3.9 million or $0.15 in the third quarter of 2009.

Our continuing operations generated operating cash flow of $21.6 million in the third quarter of 2010, compared to $19.8 million in the third quarter of 2009. During the third quarter of 2010, we repurchased approximately 32,000 shares of common stock under our Board authorized share repurchase program for a total cash outlay of $1.5 million and an average price of $45.89 per share.

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

•                  Legal contingencies; and

•                  Sales returns and accounts receivable allowances

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2010  as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are of significance, or potential significance, to the Company.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

The following table sets forth, for the periods indicated, certain financial information as a percentage of total net revenues. The financial information and the ensuing discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Net revenues:
Term license, maintenance and other recurring	86%	87%	87%	86%
Perpetual license fees	4	4	4	4
Professional services and other	10	10	9	10

Total net revenues	100	100	100	100

Cost of revenues:
Term license, maintenance and other recurring	18	19	18	18
Perpetual license fees	*	*	*	*
Professional services and other	12	12	10	12
Amortization of developed technology	2	2	2	2

Total cost of revenues	32	33	31	32

Gross margin	68	67	69	68

Operating expenses:
Sales and marketing	23	25	24	24
Product development	18	19	18	18
General and administrative	12	14	14	13
Amortization of other intangibles	*	1	*	1
Restructuring charges	*	*	*	*

Total operating expenses	54	58	57	57

Income from continuing operations	14	9	12	11
Interest and other income (expense), net	*	*	*	1

Income from continuing operations before income taxes	14	9	11	12
Provision for income taxes	5	3	4	3

Net income from continuing operations	8	6	7	9

Discontinued operation:
Net income (loss) from discontinued operation	*	1	*	1

Net income	8%	7%	7%	10%

 *Less than 1%

NET REVENUES

	Three Months Ended September 30			Nine Months Ended September 30
	2010	2009	Change	2010	2009	Change

Total net revenues (in thousands)	$71,987	$63,782	$8,205	$207,947	$193,175	$14,772

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

Since fiscal 2007, revenues from recurring sources have grown and conversely revenues from perpetual licenses have decreased as follows:

				YTD
				September
As a percentage of net revenues	2007	2008	2009	2010

Revenues from recurring sources	79%	80%	86%	87%

Revenues from perpetual license fees	11%	7%	4%	4%

As we continue to sign term license agreements for new customers, grow our subscription, data management and outsourced services revenues, and our customers renew their perpetual maintenance, we expect our revenue from recurring sources to continue to represent over 85% of our total net revenues.

Total net revenues increased $8.2 million in the third quarter of 2010 compared to the same quarter in 2009.  The year-over-year growth in total net revenues for the third quarter of 2010 was due to higher revenues from recurring sources, primarily term license and other recurring revenues, which reflected $6.6 million or 12% growth in the third quarter of 2010 compared to the same quarter in 2009. The increase in term license and other recurring revenue is primarily due to growth in sales of our Geneva and APX products, revenue being recognized from several large data service and outsourcing arrangements where implementation was completed in September 2009. The increase in professional services and other revenues was due to our client conference held in September 2010.

Revenues derived from international sales were $10.5 million and $30.2 million for the three and nine months ended September 30, 2010, which reflected an increase of $2.4 million and $4.0 million when compared to the comparable periods in 2009. The increase primarily reflects increased demand in international locations over the previous 12 months. We plan to continue expanding our international sales efforts, both in our current markets and elsewhere. The revenues from customers in any single international country did not exceed 10% of total net revenues.

We expect total net revenues from continuing operations to be between $72 million and $74 million in the fourth quarter of 2010.

Term License, Maintenance and Other Recurring Revenues

(in thousands, except percent of	Three Months Ended September 30			Nine Months Ended September 30
total net revenues)	2010	2009	Change	2010	2009	Change

Term license revenues	$28,168	$24,282	$3,886	$79,268	$74,855	$4,413
Maintenance revenues	18,111	18,703	(592)	54,970	56,196	(1,226)
Other recurring revenues	15,692	12,361	3,331	46,817	35,365	11,452
Total term license, maintenance and other recurring revenues	$61,971	$55,346	$6,625	$181,055	$166,416	$14,639
Percent of total net revenues	86%	87%		87%	86%

Total recurring revenues, which we define as term license, perpetual maintenance, and other recurring revenues, increased to 87% of total net revenues during the nine months ended September 30, 2010, compared to 86% in the comparable period of 2009. Total recurring revenues decreased to 86% of total net revenues during the third quarter of 2010 as compared to 87% in the comparable period of 2009, due to faster growth in professional service and other non-recurring revenues, primarily consulting and conference revenues. In 2010, we hosted the Advent client conference which contributed $1.0 million to professional services and other revenues during the third quarter of 2010, compared to zero in the same period of 2009.

Revenues from term licenses, which include both the software license and maintenance services for term licenses, grew during the three and nine months ended September 30, 2010 compared to the comparable periods of 2009. The growth of term license revenues reflects continued market acceptance of our Geneva, APX, Partner, Tamale and Moxy products and the continued layering of incremental ACV sold in the previous 12 months into our term revenue.

These increases were partially offset by the net term license revenue deferral during the three months ended September 30, 2010. For our term licenses, we defer all revenue on new bookings until our implementation services are complete. For the three and nine months ended September 30, 2010 and 2009, the term license deferral/recognition increased (decreased) the Company’s term license revenues as follows (in millions):

	Three Months Ended September 30			Nine Months Ended September 30
	2010	2009	Change	2010	2009	Change

Term license revenues	$(0.4)	$0.7	$(1.1)	$(2.3)	$3.8	$(6.1)

During the nine months ended September 30, 2009, the revenue recognized from completed implementations exceeded the revenue deferred from projects being implemented as several large implementations were completed, resulting in a net recognition of term license revenue of $0.7 million and $3.8 million during the three and nine months ended September 30, 2009, respectively. During the nine months ended September 30, 2010, we returned to our prior trend of net term license revenue deferral, as our ACV bookings during this period increased 38% compared to the nine months ended September 30, 2009, and we deferred net term license revenues of $0.4 million and $2.3 million during the three and nine months ended September 30, 2010, respectively.

Maintenance revenues decreased $0.6 million and $1.2 million during the three and nine months ended September 30, 2010, respectively, when compared to the same periods in 2009. The decrease in maintenance revenues was attributable to maintenance de-activations from customer attrition, maintenance level downgrades, reductions in products licensed or number of users by clients, perpetual license customers migrating to term licenses, and continued decrease in new perpetual license customers, partially offset by the impact of price increases.

Other recurring revenues, which primarily include revenues from the provision of software interfaces to download securities information from third party data providers, partial or full business process outsourcing, account aggregation, reconciliation, reference data management, and hosting of hardware and/or software, increased $3.3 million and $11.5 million during the three and nine months ended September 30, 2010, respectively when compared to the same periods in 2009. The increase in other recurring revenues is primarily due to growth in revenues from outsourced services, and in data services as several large arrangements went live in September 2009.

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

Renewal Rates	Q310	Q210	Q110	Q409	Q309
Based on cash collections relative to prior year collections

Initially Disclosed Rate (1)	91%	90%	89%	89%	87%
Updated Disclosed Rate (2)	n/a	95%	92%	89%	90%

(1)          “Initially Disclosed Rate” is based on cash collections and reported one quarter in arrears

(2)          “Updated Disclosed Rate” reflects initially disclosed rate updated for subsequent cash collections

We expect our revenue from recurring sources to continue to represent over 85% of our total net revenues as we continue to sign term license agreements and Advent OnDemand contracts with new customers.

Perpetual License Fees

(in thousands, except percent of	Three Months Ended September 30			Nine Months Ended September 30
total net revenues)	2010	2009	Change	2010	2009	Change

AUA fees	$1,521	$1,199	$322	$4,284	$4,052	$232
Other perpetual license fees	1,234	1,171	63	3,512	3,581	(69)

Total perpetual license fees	$2,755	$2,370	$385	$7,796	$7,633	$163

Percent of total net revenues	4%	4%		4%	4%

Total perpetual license fees increased $0.4 million and $0.2 million during the three and nine months ended September 30, 2010, respectively, as a result of increases in AUA balances of our clients. Incremental assets under administration fees from perpetual licenses increased by $0.3 million and $0.2 million during the three and nine months ended September 30, 2010, respectively, when compared to the same periods in 2009 as clients experienced growth in the market value of AUA balances during 2010 due to market conditions.

Professional Services and Other Revenues

	Three Months Ended September 30			Nine Months Ended September 30
	2010	2009	Change	2010	2009	Change
Professional services and other revenues (in thousands)	$7,261	$6,066	$1,195	$19,096	$19,126	$(30)
Percent of total net revenues	10%	10%		9%	10%

Professional services and other revenues primarily include consulting, project management, custom integration, and training. Professional services projects related to Axys, Moxy and Partner products generally can be completed in a two- to six-month time period, while services related to Geneva and APX products may require a four- to twelve-month implementation period.

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

Professional services and other revenues fluctuated due to the following (in thousands):

	Change From	Change From
	2009 to 2010	2009 to 2010
	QTD	YTD

Increased consulting services	$1,067	$899
Increased conference	1,008	1,046
Increased reimbursable travel revenue	392	438
Decreased net term license implementation recognition	(1,615)	(2,782)
Various other items	343	369

Total change	$1,195	$(30)

The fluctuations in professional services and other revenues during the three and nine months ended September 30, 2010 reflected increased revenue from consulting services and conference, partially offset by the revenue deferral impact associated with term license implementations. During the third quarter of 2010, we experienced an increase in new service engagements resulting in the revenue increases in consulting services. Conference revenue also increased as we returned to hosting our client conference in 2010.

The impact of our term license implementation recognition on professional services revenues for the three and nine months ended September 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended September 30			Nine Months Ended September 30
	2010	2009	Change	2010	2009	Change
Net (deferral) recognition of professional services revenue related to term license implementations	$(67)	$1,548	$(1,615)	$40	$2,822	$(2,782)

During the three and nine months ended September 30, 2009, the revenue recognized from completed implementations exceeded the revenue deferred from projects being implemented as several large implementations were completed in the prior year, resulting in the net recognition of professional services revenue of $1.5 million and $2.8 million, respectively. During the three and nine months ended September 30, 2010, the net impact of the term license implementation recognition (deferral) was minimal as the revenue recognized from completed implementations was offset by revenue deferred from implementations in process at September 30, 2010.

COST OF REVENUES

	Three Months Ended September 30			Nine Months Ended September 30
	2010	2009	Change	2010	2009	Change

Total cost of revenues (in thousands)	$23,172	$21,029	$2,143	$64,559	$62,319	$2,240
Percent of total net revenues	32%	33%		31%	32%

Our cost of revenues is made up of four components: cost of term license, maintenance and other recurring; cost of perpetual license fees; cost of professional services and other; and amortization of developed technology. The increase in total cost of revenues in absolute dollars for the three and nine months ended September 30, 2010 was due principally to increases in the cost of term license, maintenance and other recurring related to new hires to support our increase in demand for technical support and outsourcing data services, costs related to our client conference and to an increase in amortization of developed technology costs, partially offset by decreased payroll and related costs from our professional services group during the first nine months of 2010. Cost of revenues as a percent of total net revenues decreased for the three and nine months ended September 30, 2010 due to growth in term license, maintenance and other recurring revenues and decreased payroll and related costs from our professional services group during the first nine months of 2010.

Cost of Term License, Maintenance and Other Recurring

	Three Months Ended September 30			Nine Months Ended September 30
	2010	2009	Change	2010	2009	Change
Cost of term license, maintenance and other recurring (in thousands)	$12,709	$11,920	$789	$37,866	$34,729	$3,137
Percent of total term license, maintenance and other recurring revenue	21%	22%		21%	21%

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

Cost of term license, maintenance and other recurring fluctuated due to the following (in thousands):

	Change From	Change From
	2009 to 2010	2009 to 2010
	QTD	YTD

Increased payroll and related costs	$199	$1,597
Increased allocation-in of facility and infrastructure expenses	284	801
Increased travel and entertainment	281	645
Increased depreciation and amortization	146	477
Decreased royalty	(181)	(780)
Various other items	60	397

Total change	$789	$3,137

The increases in absolute dollars for the three and nine months ended September 30, 2010 were due primarily to an increase in compensation and related costs resulting from increases in salary costs and headcount which enables us to deliver the technical support services we provide to our growing number of clients in their day-to-day use of our software. We allocate facility and infrastructure expenses based on headcount and consistent with the increase in departmental headcount, we allocated more of these costs to our term license, maintenance and other recurring departments. The increase in travel and entertainment costs resulted from increased travel associated with our client conference and providing client support services. The impact of these increases was partially offset by lower royalty expenses resulting from decreased renewal activity with third party subscription-based and transaction-based vendors.

Cost of Perpetual License Fees

	Three Months Ended September 30			Nine Months Ended September 30
	2010	2009	Change	2010	2009	Change

Cost of perpetual license fees (in thousands)	$61	$65	$(4)	$199	$255	$(56)
Percent of total perpetual license revenues	2%	3%		3%	3%

Cost of perpetual license fees consists primarily of royalties and other fees paid to third parties, the fixed direct labor and third-party costs involved in producing and distributing our software, and cost of product media including duplication, manuals and packaging materials. The decrease in cost of perpetual license fees for the three and nine months ended September 30, 2010 compared with the same periods in 2009 resulted primarily from a reduction in royalties and product media costs as we continue to transition away from perpetual licensing.

Cost of Professional Services and Other

	Three Months Ended September 30			Nine Months Ended September 30
	2010	2009	Change	2010	2009	Change
Cost of professional services and other (in thousands)	$8,730	$7,628	$1,102	$21,623	$23,190	$(1,567)
Percent of total professional services and other revenues	120%	126%		113%	121%

Cost of professional services and other revenue consists primarily of personnel related costs associated with the client services organization in providing consulting, custom report writing and conversions of data from clients’ previous systems. Also included are direct costs associated with third-party consultants, travel expenses and our client conference. Additionally, we defer direct professional services costs until we have completed the term license implementation services.

Cost of professional services and other fluctuated due to the following (in thousands):

	Change From	Change From
	2009 to 2010	2009 to 2010
	QTD	YTD

Increased marketing	$1,569	$1,557
Increased outside contractors	706	634
Increased travel and entertainment	361	539
Decreased payroll and related costs	(425)	(2,075)
Increased service cost deferral related to term implementations	(1,151)	(2,000)
Various other items	42	(222)

Total change	$1,102	$(1,567)

In lieu of hosting the Advent client conference in 2009, we elected to host a road show as customers and prospects were cautious about budgets during 2009. As the financial markets stabilized, we returned to hosting the Advent client conference in September 2010 resulting in the increases in marketing, and travel and entertainment costs during the three and nine months ended September 30, 2010. Outside contractor costs also increased during these periods as we increased our usage of third-party consultants for implementation projects. These increases were partially offset by decreases in payroll and related costs during the three and nine months ended September 30, 2010, as we redeployed consulting employees to other areas of our business during the past year.

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

During the three and nine months ended September 30, 2010, we returned to our prior trend of deferring costs. During the comparable periods of 2009, the costs recognized from completed implementations exceeded the costs deferred from projects being implemented as several large implementations were completed. The impact of our term license implementations on the recognition of professional services costs for the three and nine months ended September 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended September 30			Nine Months Ended September 30
	2010	2009	Change	2010	2009	Change
Net (deferral) recognition of professional services costs related to term license implementations	$(359)	$792	$(1,151)	$(562)	$1,438	$(2,000)

Gross margins for professional services and other were (20)%, and (13)% during the three and nine months ended September 30, 2010, respectively, compared to (26)% and (21)% in the comparable periods of 2009. The gross margin improvement for the three and nine months ended September 30, 2010 was primarily due to the redeployment of consulting employees to other areas of our business as we work more through third party providers, and higher utilization of our current consulting employees.

We expect cost of professional services and other in the fourth quarter of 2010 to decrease in dollar amount and decrease as a percentage of revenue, as compared to the third quarter of 2010, as costs associated with our annual user conference in the third quarter of 2010 will not re-occur in the fourth quarter.

Amortization of Developed Technology

	Three Months Ended September 30			Nine Months Ended September 30
	2010	2009	Change	2010	2009	Change
Amortization of developed techology (in thousands)	$1,672	$1,416	$256	$4,871	$4,145	$726
Percent of total net revenues	2%	2%		2%	2%

Amortization of developed technology represents amortization of acquisition-related intangibles, and amortization of capitalized software development costs previously capitalized under ASC 985. The increase during the three and nine months ended September 30, 2010 resulted from additional amortization from software development costs capitalized during 2009 and 2010, and to a lesser extent, amortization from technology related intangible assets associated with Goya AS which we acquired in March 2010, partially offset by decreased amortization from other developed technology assets that were fully amortized during 2009.

OPERATING EXPENSES

Sales and Marketing

	Three Months Ended September 30			Nine Months Ended September 30
	2010	2009	Change	2010	2009	Change

Sales and marketing (in thousands)	$16,763	$15,627	$1,136	$50,671	$46,538	$4,133
Percent of total net revenues	23%	25%		24%	24%

Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars.

Sales and marketing expense fluctuated due to the following (in thousands):

	Change From	Change From
	2009 to 2010	2009 to 2010
	QTD	YTD

Increased travel and entertainment	$682	$1,446
Increased marketing	303	778
Increased allocation-in of facility and infrastructure expenses	233	877
Increased payroll and related costs	97	1,240
Various other items	(179)	(208)

Total change	$1,136	$4,133

The increase in sales and marketing expenses for the three and nine months ended September 30, 2010 reflects the growth of our sales and marketing efforts in 2010. In the third quarter of 2010, we held our client conference and offsite meetings for our sales groups. The costs associated with these events contributed to the increase in travel and entertainment and in marketing costs during the three and nine months ended September 30, 2010. We have also grown our headcount to 202 at September 30, 2010 from 180 at September 30, 2009 as we continue to expand our sales and marketing efforts internationally, resulting in an increase in payroll related costs and allocation-in of facility and infrastructure expenses.

In the fourth quarter of 2010, we expect sales and marketing expenses to increase in dollar amount, as we increase our sales and marketing activities and travel in support of expanding our international sales efforts, both in our current markets and elsewhere.

Product Development

	Three Months Ended September 30			Nine Months Ended September 30
	2010	2009	Change	2010	2009	Change

Product development (in thousands)	$13,069	$12,179	$890	$38,237	$35,528	$2,709
Percent of total net revenues	18%	19%		18%	18%

Product development expenses consist primarily of salary and benefits for our development staff as well as contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services.

Product development expenses fluctuated due to the following (in thousands):

	Change From	Change From
	2009 to 2010	2009 to 2010
	QTD	YTD

Increased payroll and related costs	$319	$1,903
Increased allocation-in of facility and infrastructure expenses	373	1,108
Decreased capitalization of product development	603	434
Decreased outside services	(352)	(889)
Various other items	(53)	153

Total change	$890	$2,709

The increase in total product development expenses for the three and nine months ended September 30, 2010 reflects increases in payroll and related costs, and allocation-in of facility and infrastructure expenses resulted from headcount additions to help continue the enhancement of our existing product suite including new versions of Geneva, APX, Moxy, Advent Rules Manager, Advent Revenue Center, Partner and Tamale RMS, and to a lesser extent, headcount additions in our China office during the fourth quarter of 2009 and in Norway where we acquired additional personnel from our acquisition of Goya AS during the first quarter of 2010. The fluctuations in the capitalization of our product development costs is attributable to timing of product releases during the three and nine months ended September 30, 2010 as we capitalized $0.2 million and $1.7 million, respectively, primarily associated with Geneva 8.0, Partner 7.3 and Moxy 7.0, as compared to $0.8 million and $2.1 million of costs associated in the comparable periods of 2009 primarily associated with Geneva 7.7, APX 3.0 and Partner 7.2. These increases in expense were partially offset by the decrease in outside service costs which resulted from the conversion of third party contractors in China to employees during the fourth quarter of 2009.

General and Administrative

	Three Months Ended September 30			Nine Months Ended September 30
	2010	2009	Change	2010	2009	Change

General and administrative (in thousands)	$8,893	$8,636	$257	$28,316	$25,932	$2,384
Percent of total net revenues	12%	14%		14%	13%

General and administrative expenses consist primarily of personnel costs for information technology, finance, administration, human resources, operations and general management, as well as legal and accounting expenses.

General and administrative expenses fluctuated due to the following (in thousands):

	Change From	Change From
	2009 to 2010	2009 to 2010
	QTD	YTD

Increased facilities	$633	$2,341
Increased payroll and related costs	43	843
Increased travel and entertainment	121	509
Increased allocation-out of facility and infrastructure expenses	(573)	(1,770)
Various other items	33	461

Total change	$257	$2,384

The increase in total general and administrative expenses in absolute dollars during the three and nine months ended September 30, 2010 is primarily due to the increases in facilities costs. Subsequent to September 30, 2009, we opened new offices in Beijing and Singapore and relocated our operations in New York and Boston. During 2009, we signed lease agreements for our new facilities in New York City and Boston and commenced the build-out of those facilities in of the first quarter of 2010. We continued to occupy our former facilities in New York and Boston until the build-out for our new facilities was completed; as a result, we incurred rent and utilities expense in both our former and new facilities during 2010. We completed the build-out of our new facilities in New York and Boston in May and August 2010, respectively, and moved our operations to consolidate our facility space in both locations.

Payroll and other related costs increased during the three and nine months ended September 30, 2010 as a result of lower capitalization of payroll costs associated with our internally developed software projects, higher bonus costs and higher salary expense due to annual merit increases. The increase in travel and entertainment costs during the three and nine months ended September 30, 2010 is primarily due to higher travel-related activity by our general and administrative personnel associated with the growth of our business, international expansion and our client conference. These cost increases were partially offset by the allocation-out of corporate expenses to other departments. Corporate expenses, such as facility and information costs, are initially recognized in our general and administrative department and then allocated out to other departments based on headcount. As headcount in our other departments grew at a higher rate during the past year than our general and administrative department, we allocated-out more facility and information technology costs resulting in less general and administrative expense during the first nine months of 2010.

We anticipate facility expense to decrease slightly in the fourth quarter of 2010 as we consolidated into our new facilities in Boston in August 2010.

Amortization of Other Intangibles

	Three Months Ended September 30			Nine Months Ended September 30
	2010	2009	Change	2010	2009	Change
Amortization of other intangibles (in thousands)	$331	$438	$(107)	$977	$1,315	$(338)
Percent of total net revenues	0%	1%		0%	1%

Amortization of other intangibles represents amortization of non-technology related intangible assets. The decrease during 2010 is a result of an asset from a prior acquisition becoming fully amortized during 2009, partially offset by increased amortization from intangible assets associated with Goya AS, which we acquired in March 2010.

Restructuring Charges

	Three Months Ended September 30			Nine Months Ended September 30
	2010	2009	Change	2010	2009	Change

Restructuring charges (in thousands)	$26	$36	$(10)	$610	$92	$518
Percent of total net revenues	0%	0%		0%	0%

During the nine months ended September 30, 2010, we recorded a restructuring charge of $0.6 million which primarily related to facility and exit costs associated with the relocation and consolidation of one of our facilities in New York City in the second quarter of 2010. During the nine months ended September 30, 2009, we recorded a restructuring charge $0.1 million which related to the present value amortization of facility exit obligations partially offset by adjustments to facility exit assumptions.

For additional analysis of the components of the payments and charges made against the restructuring accrual during the first nine months of 2010, see Note 11, “Restructuring Charges” to our condensed consolidated financial statements.

We expect to incur a restructuring charge at approximately $0.3 million during the fourth quarter of 2010 related to facility and exit costs associated with our former facilities in Boston.

Interest and Other Income (Expense), Net

	Three Months Ended September 30			Nine Months Ended September 30
	2010	2009	Change	2010	2009	Change
Interest and other income (expense), net (in thousands)	$163	$(194)	$357	$(772)	$1,585	$(2,357)
Percent of total net revenues	0%	0%		0%	1%

Interest and other income (expense), net consists of interest expense and income, realized gains and losses on investments and foreign currency gains and losses.

Interest and other income (expense), net fluctuated due to the following (in thousands):

	Change From	Change From
	2009 to 2010	2009 to 2010
	QTD	YTD

Decreased gain on sale of private equity investments	$—	$(2,062)
Change in foreign exchange gains (losses)	265	(669)
Decreased interest expense	82	343
Increased interest income	37	66
Various other items	(27)	(35)

Total change	$357	$(2,357)

In April 2009, the Company received the final deferred contingent payment of $2.1 million as a result of the Company’s sale of its ownership in LatentZero Limited (“LatentZero”) to Fidessa group plc (formerly royalblue group plc) in April 2007. Total payments received by Advent from the sale of its LatentZero ownership were $15.4 million.

During the nine months ended September 30, 2010, the US dollar strengthened against the Pound Sterling, the Euro and other foreign currencies compared to the same period in 2009, resulting in the increase of $0.7 million in foreign exchange losses compared to the comparable period of 2009. During the three months ended September 30, 2010, the US dollar weakened against these currencies resulting in a foreign exchange gain of $0.1 million compared to a foreign exchange loss of $0.2 million during the comparable period of 2009.

The decrease in interest expense during the first nine months of 2010 resulted from zero debt outstanding during the period, compared to a debt balance of up to $25 million during the nine months ended September 30, 2009. In February 2010, Advent’s Credit Facility expired in accordance with the terms of the senior secured facility agreement with the Lender and Advent elected not to renew the Credit Facility.

The increase in interest income during the three and nine months ended September 30, 2010 reflects higher cash and investment balances in 2010 compared to the same periods in 2009.

Provision for Income Taxes

	Three Months Ended September 30			Nine Months Ended September 30
	2010	2009	Change	2010	2009	Change
Provision for income taxes (in thousands)	$3,915	$1,741	$2,174	$8,734	$6,612	$2,122
Effective tax rate	40%	31%		37%	29%

Our effective tax rate was 37% during the nine months ended September 30, 2010 compared to 29% during the same period of 2009. The increase in effective tax rate for the nine months ended September 30, 2010 primarily reflects the impact of the suspension of a federal research and development credit for 2010 and was partially offset by an increase in the benefit recognized for employee disqualified dispositions of incentive stock options. Additionally, the effective tax rate of 29% during the nine months ended September 30, 2009 includes the impact of a tax benefit related to the release of the valuation allowance against capital loss carryforwards that resulted from our gain on the sale of our investment in LatentZero Limited.

We currently expect our annual effective tax rate for 2010 to be between 35% and 40%. Should Congress retroactively reinstate the federal research credit to the beginning of 2010, we would expect our effective tax rate for fiscal 2010 to be between 30% and 35%.

Discontinued Operation

	Three Months Ended September 30			Nine Months Ended September 30
(in thousands)	2010	2009	Change	2010	2009	Change

Net revenues	$—	$5,934	$(5,934)	$—	$18,859	$(18,859)

Income (loss) from operation of discontinued operation (net of applicable taxes of $(19), $223, $(69), and $1,409, respectively)	(23)	770	(793)	(68)	2,499	(2,567)

Loss on disposal of discontinued operation (net of applicable taxes of $0, $0, $(20), and $0, respectively)	—	—	—	(30)	—	(30)

Net income (loss) from discontinued operation	$(23)	$770	$(793)	$(98)	$2,499	$(2,597)

Net revenues from our discontinued operation, MicroEdge, were $5.9 million and $18.9 million for the three and nine months ended September 30, 2009, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of our cash, cash equivalents and marketable securities (in thousands):

	September 30	December 31
	2010	2009

Cash and cash equivalents	$51,910	$57,877
Short-term and long-term marketable securities	$70,126	$59,768

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

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Nine Months Ended September 30
	2010	2009

Net cash provided by operating activities from continuing operations	$51,860	$51,577
Net cash used in investing activities from continuing operations	$(31,313)	$(1,233)
Net cash used in financing activities from continuing operations	$(26,351)	$(32,340)
Net cash (used in) provided by operating activities from discontinued operation	$(341)	$4,283
Net cash used in investing activities from discontinued operation	$—	$(715)

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

Our cash provided by operating activities of $51.9 million during the nine months ended September 30, 2010 was primarily the result of our net income and non-cash charges including stock-based compensation and depreciation and amortization. Cash inflows resulting from changes in assets and liabilities included decreases in prepaid and other assets, and increases in accounts payable and income taxes payable. The decrease in prepaid and other assets reflects the payment received on our tenant improvement allowance from our Grace Building landlord. Cash outflows resulting from changes in assets and liabilities included a decrease in deferred revenues and accrued liabilities. The decrease in accrued liabilities reflected cash payments of fiscal 2009 liabilities including year-end bonuses, commissions, and payroll taxes.

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

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, new bookings that increase deferred revenues, collection of accounts receivable, and timing of payments. We also expect that cash provided by operating activities will be between $25 million to $30 million during the fourth quarter of 2010.

Cash Flows from Investing Activities for Continuing Operations

Net cash used in investing activities from continuing operations of $31.3 million for the nine months ended September 30, 2010 reflects net cash used of $4.7 million related to the acquisition of Goya AS, purchases of marketable securities of $29.0 million, capitalized software development costs of $1.6 million and capital expenditures of $15.0 million primarily related to the build-out of our new facilities in New York and Boston and, to a lesser extent, computer and software equipment purchases. These expenditures were partially offset by proceeds received from the sales and maturities of short-term marketable securities of $19.0 million.

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

As we completed our New York City and Boston buildouts during the nine months ended September 30, 2010, we expect capital expenditures to be between $2 million and $3 million during the fourth quarter of 2010.

Cash Flows from Financing Activities for Continuing Operations

Net cash used in financing activities from continuing operations of $26.4 million for the nine months ended September 30, 2010 reflects the repurchase of approximately 836,000 shares of our common stock for $35.9 million and payments totaling $4.3 million to satisfy withholding taxes on equity awards that are net share settled.  These financing cash outflows were partially offset by cash received from the exercise of employee stock options of $10.9 million and proceeds from the issuance of common stock under the employee stock purchase plan of $2.9 million.

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

Cash Flows from Operating Activities for Discontinued Operation

Our cash used in operating activities from discontinued operation of $0.3 million during the nine months ended September 30, 2010 was primarily the result of its net loss. Cash flows resulting from changes in assets and liabilities included decreases in prepaid and other assets and accrued liabilities. The decrease in accrued liabilities primarily reflects cash payments of sales taxes. Other changes in assets and liabilities include a decrease in income taxes payable.

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

Working Capital

At September 30, 2010, we had working capital of $17.3 million, compared to negative working capital of $(6.7) million at December 31, 2009. The increase in our working capital at September 30, 2010 is primarily due to the generation of operating cash flow of $51.9 million, and the shift of $28.5 million of marketable securities from long-term to short-term, partially offset by common stock repurchases of $35.9 million, capital expenditures of $15.0 million, and cash paid to acquire Goya AS of $4.7 million. Our negative working capital at the end of fiscal 2009 was due to our historical common stock repurchases and our deferred revenue balance. Excluding deferred revenues and deferred taxes, we had working capital of $137.8 million at September 30, 2010, compared to $118.4 million at December 31, 2009.

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

Common Stock Repurchases

On October 30, 2008, our Board authorized the repurchase of up to 3.0 million shares of the Company’s common stock. In May 2010, Advent’s Board authorized the repurchase of up to an additional 1.0 million shares of the Company’s common stock. During the nine months ended September 30, 2010, the Company repurchased approximately 836,000 shares of its common stock at a cost of $35.9 million. At September 30, 2010, there remained approximately 1.1 million shares authorized by the Board for repurchase.

Off-Balance Sheet Arrangements and Contractual Obligations

The following table summarizes our contractual cash obligations, excluding cash obligations for our MicroEdge discontinued operation, as of September 30, 2010 (in thousands):

	Three
	Months Ended
	December 31	Years Ended December 31
	2010	2011	2012	2013	2014	Thereafter	Total
Operating lease obligations, net of sub-lease income	$2,116	$8,299	$7,123	$6,420	$6,716	$34,757	$65,431

As of September 30, 2010, MicroEdge had operating lease commitments totaling $8.7 million, less sublease income of $1.0 million, which are not reflected in the above table. On October 1, 2009, we completed the sale of our MicroEdge subsidiary. In connection with the sale of MicroEdge, the Company entered into a sublease agreement with Microedge LLC, whereby Microedge LLC will sub-lease approximately 24,000 square feet of office space located at 619 West 54th Street in New York, New York from the Company. Microedge LLC will sub-lease the premises for two years with the option to extend the sub-lease term through the end of the lease term in 2018. The sub-lease agreement became effective upon the close of sale of MicroEdge on October 1, 2009. With the exception of the MicroEdge facilities in New York City, the leases related to MicroEdge have been transferred to the Purchaser.

At September 30, 2010 and December 31, 2009, we had a gross liability of $7.8 million and $7.5 million for uncertain tax positions. Since almost all of this liability relates to reserves against deferred tax assets that we do not expect to utilize in the short term, we cannot estimate the timing of potential future cash settlements and have not included any estimates in the table of contractual cash obligations above. Additionally, our cash payments for income taxes will continue to be nominal over the next few years as we have significant net operating losses, capital losses and tax credit carryforwards to utilize.

At September 30, 2010 and December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

If we identify opportunities that exceed our current expectation, we may choose to seek additional capital resources through debt or equity financing. However, such financing may not be available at all, particularly in an uncertain economic environment, or if available may not be obtainable on terms favorable to us and could be dilutive.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Since the acquisitions of Advent Denmark, Advent Norway, Advent Sweden, Advent Netherlands, Goya AS and Advent Europe’s remaining distributors in the United Kingdom and Switzerland, and the opening of offices in Hong Kong, China and Singapore, whose service and certain license revenues and capital spending are transacted in local country currencies, we have greater exposure to foreign currency fluctuations. As of September 30, 2010, approximately $43 million of goodwill and intangible assets are denominated in foreign currency. Therefore, a hypothetical change of 10% could increase or decrease our assets and equity by approximately $4 million. Additionally, as of September 30, 2010, approximately $5 million of monetary assets and liabilities are denominated in foreign currency. Therefore, a hypothetical change of 10% would cause the revaluation of these amounts resulting in a gain or loss of approximately $0.5 million on our consolidated results of operations.

We maintain an investment portfolio of various holdings, types, and maturities. Our interest rate risk relates primarily to our investment portfolio, which consisted of $122.0 million in cash and cash equivalents and short-term marketable securities as of September 30, 2010. Our short-term securities are generally classified as available-for-sale and, consequently, are recorded on our consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income.

Fluctuations in interest rates have a direct impact on the fair value of our investment portfolio. As interest rates increase, the fair value of our investment portfolio decreases, and conversely, as interest rates decrease, the fair value of our investment portfolio increases. We do not currently hedge these interest rate exposures.

The following table presents hypothetical changes in fair value of our short-term securities of $70.1 million at September 30, 2010. For September 30, 2010, the market changes reflect an immediate hypothetical parallel shifts in the yield curve of plus or minus 25 basis points (“BPS”), 50 BPS and 100 BPS. For balances at September 30, 2010 the hypothetical fair values are as follows (in millions, except percentages):

	Decrease in Interest Rates			Increase in Interest Rates
	-100 Basis Points	-50 Basis Points	-25 Basis Points	25 Basis Points	50 Basis Points	100 Basis Points
Total Fair Value	$70.5	$70.3	$70.3	$70.1	$70.0	$69.9
% Change in Fair Value	0.44%	0.22%	0.11%	-0.11%	-0.22%	-0.44%

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

Our investments in privately held companies are assessed for impairment when a review of the investee’s operations indicates that a decline in value of the investment is other-than-temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. Impaired investments in privately held companies are written down to estimated fair value. We estimate fair value using a variety of valuation methodologies. Such methodologies include comparing the private company with publicly traded companies in similar lines of business, applying revenue and price/earnings multiples to estimated future operating results for the private company and estimating discounted cash flows for that company. We could lose our entire investment in these companies. At September 30, 2010 and December 31, 2009, our net investment in a privately-held company totaled $0.5 million.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(f) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective as of September 30, 2010 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to Advent’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting which were identified in connection with the evaluation required by Rule 13a-15(e) of the Exchange Act that occurred during the third quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, Advent’s internal control over financial reporting.

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

Total recurring revenues represented 87%, 86% and 80% of total net revenues during the first nine months of 2010, fiscal 2009 and 2008, respectively. We expect to continue to derive a significant portion of our revenue from our clients’ renewal of term license, perpetual maintenance and other recurring contracts and such renewals are critical to our future success. Some factors that may affect the renewal rate of our contracts include:

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

Most of our perpetual license customers have historically renewed their annual maintenance although our customers have no obligation to renew such maintenance after the first year of their license agreements. In addition, our customers may select maintenance levels less advantageous to us upon renewal, which may reduce recurring revenue from these customers. Market downturns, such as the downturn beginning in the fall of 2008, caused, and may in the future cause, some clients not to renew their maintenance or reduce their level of maintenance, which would affect our renewal rates and revenue. Our renewal rates are based on cash collections and are disclosed one quarter in arrears. Our reported renewal rates for our quarterly periods of 2009 and first two quarters of 2010 were below the levels we disclosed for our quarterly periods of 2008. The decrease in renewal rates reflects reduced maintenance expenditures, customer attrition, and reductions in products licensed or number of users by clients, as well as from slower payments received from renewal clients.

Since we commenced renewing term license contracts in the third quarter of 2007, we only have limited experience with renewals of our term license contracts.  These were the first three-year term license contracts to be renewed by Advent since our transition to a term pricing model began. Our customers have no obligation to renew their term license contracts and given the small number of contracts subject to renewal that were renewed in the second half of 2007 through the first two quarters of 2010, we cannot yet conclude whether customers will renew at a rate consistent with our perpetual maintenance customers. Additionally, we cannot predict whether the renewals will be less advantageous to us than the original term contract. For example, the renewal periods for our term license contracts are typically shorter than our original term license contract and customers may request a reduction in the number of users or products licensed, resulting in a lower annual term license fee.  Further, customers may elect to not renew their term license contracts at all. We may incur significantly more costs in securing our term license contract renewals than we incur for our perpetual maintenance renewals. If our term license contract customers renew under terms less favorable to us or choose not to renew their contracts, or if it costs significantly more to secure a renewal for us, our operating results may be harmed.

Our sales cycle is long and we have limited ability to forecast the timing and amount of specific sales and the timing of specific implementations.

The purchase of our software products often requires prospective customers to provide significant executive-level sponsorship and to make major systems architecture decisions. As a result, we must generally engage in relatively lengthy sales and contracting efforts. Sales transactions may therefore be delayed during the customer decision process because we must provide a significant level of education to prospective customers regarding the use and benefit of our products. Our business and prospects are subject to uncertainties in the financial markets that can cause customers to remain cautious about capital and information technology expenditures, particularly in uncertain economic environments, or to decrease their information technology budgets as an expense reduction measure. The sales cycle associated with the purchase of our solutions is typically between two and twelve months depending upon the size of the client, and is subject to a number of significant risks over which we have little or no control, including broader financial market volatility, adverse economic conditions, customers’ budgeting constraints, internal selection procedures, and changes in customer personnel, among others. Ongoing volatility in the US and global financial markets has further exacerbated this risk.

As a result of a lengthy and unpredictable sales cycle, we have limited ability to forecast the timing and amount of specific perpetual license sales, or term license sales which we report quarterly as annual contract value (ACV). The timing of large individual license sales is especially difficult to forecast, and we may not be successful in closing large license transactions on a timely basis or at all. Customers may postpone their purchases of our existing products or product enhancements in advance of the anticipated introduction of new products or product enhancements by us or our competitors. Accordingly, our level of ACV bookings and perpetual license revenue in any particular period is subject to significant fluctuation. For example, during fiscal 2009, our ACV bookings and perpetual license revenue decreased by 23% and 33%, respectively, compared to fiscal 2008. During the first nine months of 2010, our ACV bookings and perpetual license revenue increased by 38% and 2%, respectively, compared to the first nine months of 2009.

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

During the first nine months of 2010, fiscal 2009 and 2008, we recognized 87%, 86% and 80%, respectively, of total net revenues from recurring sources, which we define as revenues from term license, maintenance on perpetual licenses, and other recurring revenue. We generally recognize revenue from these sources ratably over the terms of these agreements, which typically range from one to three years. As a result, almost all of our revenues in any quarter are generated from contracts entered into during previous periods.

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

The market downturn beginning in fall 2008 caused, and other downturns in the future may cause clients not to renew their term licenses or perpetual license maintenance. Also, significant declines in market value of our clients affect their Assets Under Administration (AUA) or Assets Under Management (AUM).  Consequently, we may also experience a decline in the ACV of bookings since the pricing of some of our products is based upon our client’s AUA or AUM.  Furthermore, we have some contracts for which clients pay us fees based on the greater of a negotiated annual minimum fee or a calculated fee that is determined by the client’s AUA or AUM. If a client previously paid us based on the calculated fee, rather than the annual minimum fee, we would experience a decline in revenue as a result of any decline in those clients’ AUA or AUM.

Uncertain economic and financial market conditions adversely affect our business.

The market for investment management software systems has been and continues to be negatively affected by a number of factors, including reductions in capital expenditures by customers and volatile performance of major financial markets. The market downturn and fluctuations over the last 18 to 24 months, dissolution and acquisitions of our clients and prospects, the decline in Assets Under Administration (AUA) or Assets Under Management (AUM) as a result of significant declines in asset values of our clients and the accompanying market uncertainty affects and will continue to affect both our ability to sell our solutions and the amount of revenue we receive from such sales. The target clients for our products include a range of financial services organizations that manage investment portfolios. The success of many of our clients is intrinsically linked to the health of the financial markets. The demand for our solutions has been and continues to be disproportionately affected by fluctuations, disruptions, instability and downturns in the economy and financial services industry, which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products. For example, as a result of the market downturn beginning in fall 2008, we experienced some clients and prospects delaying or cancelling additional license purchases and others went out of business, reduced personnel, or were acquired, which we expect to continue should the financial markets face future hardship.

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

Revenues from recurring sources have grown from 80% in 2008, to 86% in 2009 and to 87% in the first nine months of 2010. During the first nine months of 2010, term license revenues comprised approximately 44% of term license, maintenance and other recurring revenues as compared to approximately 44% and 35% in fiscal 2009 and 2008, respectively. Term license contracts are comprised of both software licenses and maintenance services. Individual perpetual software licenses vary significantly in value, and the value and timing of these transactions can therefore cause our quarterly perpetual license revenues to fluctuate. As we continue to sign term license agreements for new customers, grow our subscription, data management and outsourced services revenues, and our customers renew their perpetual maintenance, we expect our revenue from recurring sources to continue to represent over 85% of our total net revenues.

When a customer purchases a term license together with implementation services, we do not recognize any revenue under the contract until the implementation services are substantially completed and then we recognize revenue ratably over the remaining length of the contract. If the implementation services are still in progress as of quarter-end, we will defer all of the contract revenues to a subsequent quarter. At the point professional services are substantially completed, we recognize a pro-rata amount of the term license revenue, professional services fees earned and related expenses, based on the elapsed time from the start of the term license to the substantial completion of professional services. During 2009, the revenue recognized from completed implementations exceeded the revenue deferred from projects being implemented, resulting in a net recognition of revenue of $6.1 million for fiscal 2009, composed of $3.5 million of term license revenue and $2.6 million of professional services revenue. Subsequently in 2010, we returned to our prior trend of net term license revenue deferral. In future periods, our revenues related to completed implementations may vary depending on the number of projects that reach substantial completion during the quarter. Term license revenue for the remaining contract years and the remaining deferred professional services revenue and related expenses are recognized ratably over the remaining contract length. The term license component of the deferred revenue balance will increase or decrease in the future depending on the amount of new term license bookings relative to the number of implementations that reach substantial completion in a particular quarter. Although our substantial revenue from  recurring sources under our term license model provides us with longer term stability and more visibility in the short term,  our quarterly net revenues and operating results may still fluctuate significantly depending on these and other factors. Our expense levels are relatively fixed in the short-term. Due to the fixed nature of these expenses, combined with the relatively high gross margin historically achieved on our products, an unanticipated decline in net revenues in any particular quarter may adversely affect our operating results.

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

We have relied on our ability to grant equity compensation as one mechanism for recruiting and retaining such highly skilled personnel. In making employment decisions, particularly in the high-technology industries and San Francisco Bay Area, job candidates often consider the value of the equity awards they are to receive in connection with their employment and market downturns may result in our equity incentives becoming less valuable. Additionally, accounting regulations requiring the expensing of equity compensation impair our ability to provide these incentives without reporting significant compensation costs.

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

We market and sell our products in the United States and, to a growing extent, internationally. From 2001 through 2005, we acquired the subsidiaries of our independent distributor. In addition, we have begun to expand our sales in relatively new jurisdictions for Advent, such as the Middle East, Eastern Europe, and Asia. In 2006, we opened a branch office of Advent Europe Ltd. in the United Arab Emirates, and we established Advent Software (Asia) Ltd., a subsidiary of Advent Software, Inc., in Hong Kong in 2008.  In addition, we established a subsidiary of Advent Software (Asia), Ltd. in Beijing, China and established Advent Software Singapore Pte. Ltd., a subsidiary of Advent Software, Inc. in April 2010. In March 2010, our wholly-owned Norwegian subsidiary, Advent Norway AS, acquired the entire share capital of Goya AS, a Norwegian software company that provides transfer agency-related solutions to mutual fund managers and mutual fund distributors.

We cannot be certain that establishing businesses in other countries will produce the desired levels of revenues, such as in the case of our former Greek subsidiary, Advent Hellas, which produced less than satisfactory revenues and profitability before its sale by Advent in 2005. Also, worldwide volatility in financial markets may disrupt our sales efforts in overseas markets. We currently have limited experience in developing localized versions of our products and marketing and distributing our products internationally. In other instances, we may rely on the efforts and abilities of foreign business partners in such markets. For example, we previously outsourced certain engineering activities to a business partner located in China until Advent transitioned those contract developers to become employees of Advent’s Beijing office. In addition, international operations are subject to other inherent risks, including:

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

Our cash equivalent, short-term and long-term investment portfolio as of September 30, 2010 consisted of US government and commercial debt securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of adverse financial market conditions, investments in some financial instruments may pose risks arising from recent market liquidity and credit concerns. As of September 30, 2010, we had no impairment charges associated with our short-term or long-term investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain materially unimpaired. In addition, the decrease in interest rates has materially decreased the interest income we receive on our investments.

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

Our products and services may contain undetected errors or scalability limitations at any point in their lives, but particularly when first introduced or as new versions are released. For example, during the first nine months of 2010, we released new versions of Axys, Geneva, APX and Tamale RMS. Despite testing by us and by current and potential customers, errors may not be found in new products and services until after commencement of commercial shipments or use, resulting in a loss of or a delay in market acceptance, damage to our reputation, customer dissatisfaction and reductions in revenues and margins, any of which could seriously harm our business. Additionally, our agreements with customers that attempt to limit our exposure to liability claims may not be enforceable in jurisdictions where we operate, particularly as we expand into new international markets.

Two of our principal stockholders have an influence over our business affairs and may make business decisions with which you disagree and which may adversely affect the value of your investment.

Our Chief Executive Officer and the Chairman of our board of directors own or control, indirectly or directly, a substantial number of shares of our common stock (approximately 6% and 30%, respectively, as of October 31, 2010). As a result, if these parties were to act together, they would have the ability to exert significant influence on matters submitted to our stockholders for approval, such as the election or removal of directors, amendments to our certificate of incorporation or the approval of a business combination. These actions may be taken even if they are opposed by other stockholders or it may be difficult to approve these actions without their consent. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

Changes in securities laws and regulations may increase our costs or may harm demand.

Most of our customers operate within a highly regulated environment. In light of the recent conditions in the US financial markets and economy, Congress and regulators have increased their focus on the regulation of the financial services industry. The information provided by, or resident in, the software or services we provide to our customers could be deemed relevant to a regulatory investigation or other governmental or private legal proceeding involving our customers, which could result in requests for information from us that could be expensive and time consuming for us. In addition, clients subject to investigations or legal proceedings may be adversely impacted possibly leading to their liquidation, bankruptcy, receivership, reductions in Assets Under Management or Assets Under Administration, or diminished operations that would adversely affect our revenues and collection of receivables.

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

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by us, the SEC and various bodies formed to interpret and create accounting principles. A change in these principles or a change in the interpretations of these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Some of our accounting principles that have been or may be affected include:

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

On October 30, 2008, Advent’s Board authorized the repurchase of up to 3.0 million shares of the Company’s outstanding common stock. In May 2010, Advent’s Board authorized the repurchase of up to an additional 1.0 million shares of the Company’s common stock. During the third quarter of 2010, the Company repurchased approximately 32,000 shares of its common stock under the stock repurchase program approved by the Board in October 2008 for an average price per share of $45.89. At September 30, 2010, there remained approximately 1.1 million shares authorized by the Board for repurchase. The following table provides a month-to-month summary of the repurchase activity under the stock repurchase program approved by the Board in October 2008 and May 2010 during the three months ended September 30, 2010:

			Maximum
	Total	Average	Number of Shares That
	Number	Price	May Yet Be Purchased
	of Shares	Paid	Under Our Share
	Purchased	Per Share	Repurchase Programs
	(shares in thousands)

July 2010	32	$45.89	1,143
August 2010	—	$—	1,143
September 2010	—	$—	1,143

Total	32	$45.89	1,143

In addition to the repurchases disclosed above, we withheld shares through net share settlements during the three months ended September 30, 2010. The following table provides a month-to-month summary of the purchase activity upon the employee vesting of restricted stock units and the exercise of stock-settled stock appreciation rights under our equity compensation plan to satisfy tax withholding and exercise obligations during the three months ended September 30, 2010 (in thousands, except per share data):

	Total		Maximum Number
	Number	Average	of Shares that May
	of Shares	Price Per	Yet Be Purchased
Month	Purchased (1)	Share	Under the Plan

July	8	$50.32	—
August	14	$48.12	—
September	2	$52.79	—

Total	24	$49.32	—

(1)   These purchases represent shares cancelled when surrendered in lieu of cash payments for tax and exercise obligations due from employees. These shares were not purchased as part of a publicly announced program to purchase shares.

Item 3.    Defaults Upon Senior Securities

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

3.1	Third Amended and Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 8, 2010)

3.2	Amended and Restated Bylaws of Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 8, 2010)

10.1	2002 Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 8, 2010)

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVENT SOFTWARE, INC.

Dated: November 8, 2010	By:	/s/ James S. Cox
James S. Cox Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)