Form 10-K
period 2010-12-31
ADVENT SOFTWARE INC /DE/
filed 2011-03-09
CIK 1002225

Use these links to rapidly review the document

TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The number of shares of the registrant's common stock outstanding as of June 30, 2010 was 51,066,392. The aggregate market value of the registrant's common stock held by non-affiliates, based upon the closing price on June 30, 2010, as reported on the NASDAQ National Market System, was approximately $574 million. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 28, 2011, there were 52,339,755 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part herein.

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

        Our business is organized into one reportable segment, Advent Investment Management ("AIM") which derives revenues from the development, marketing and sale of software products, hosting services, data interfaces and related maintenance and services that automate, integrate and support certain mission-critical functions of investment management organizations primarily in North America, Europe, Asia, the Middle East and Africa. Prior to the completion of the sale of our MicroEdge subsidiary in October 2009, we reported two operating segments, AIM and MicroEdge. MicroEdge derived revenues from the sale of software and services for grant management, matching gifts and volunteer tracking for the grantmaking community, primarily in the United States and United Kingdom. The results of MicroEdge have been reclassified as a discontinued operation for all periods presented. Unless otherwise noted, discussion in this document pertains to our continuing operations.

        On December 13, 2010, we announced that our Board of Directors declared a two-for-one stock split of our common stock, payable in the form of a 100% stock dividend. On January 18, 2011, one additional share of common stock was distributed for each share held of record as of the close of business on January 3, 2011. Unless otherwise indicated, all references to number of shares and to per share information (except shares authorized) have been adjusted to reflect the stock split on a retroactive basis.

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

Clients

        Advent's clients are investment management institutions and service providers that manage, advise and perform recordkeeping functions on financial assets. Examples of these institutions include global and US-based asset managers, wealth managers, registered investment advisors, prime brokers, fund administrators, hedge funds, family offices, broker dealers, foundations, pension funds, endowments, and funds of funds. We have a diverse client base ranging from small firms to some of the largest institutional clients in the world. In fiscal 2010, 2009 and 2008, no single customer accounted for more than 10% of our total net revenues. Geographically, the US continues to represent our primary market, with international sales representing 15%, 14% and 16% of total net revenues in 2010, 2009 and 2008, respectively.

Our Industry

        Over the past decade, the investment management industry has transformed dramatically. These changes include: a significant increase in cross-border asset flows and global investment activity; the evolution and maturation of electronic markets; the proliferation of research information from a myriad of sources; the increase of assets managed in alternative strategies; and the creation of increasingly complex securities instruments used by hedge funds and in alternative strategies. All of these factors have created opportunities over the years for our investment manager clients, but they have also resulted in substantially increased complexity in their operations and processes. We believe that investment managers have clear needs that translate into demand for Advent solutions: portfolio accounting and analysis; trade order management and post-trade processing; research management; account management; and custodial reconciliation.

Market Trends

        Advent's end market has been recovering consistently since the initial crisis in the fall of 2008. Decreasing confidence in the credit markets drove global equity markets into significant decline. The impact on investment management organizations was twofold: first, the decline in market valuations impacted the size and buying power of some of our clients; and second, these firms face increasing pressure from regulators and investors to provide operational transparency. Beginning in the second half of 2009, demand returned from our end market and improved throughout 2010. The demand we see for our products and services is coming from many areas: new firm formation, new business lines created in existing client firms, replacement of legacy and competitor systems, new adoption of research management systems, and expansion of our existing customer relationships. Supporting these demand drivers are the underlying trends we see in the industry today: the globalization and growth of wealth, investor demand for increased transparency, regulatory changes, increased focus on operational risk management, and a trend toward outsourcing.

        We anticipate the following trends to continue, which drives demand for Advent solutions:

  •
  Expanding regulatory oversight, such as the Dodd-Frank bill, requires bank holding companies to divest of proprietary trading desks. The bill also requires hedge funds to register as investment advisors with the SEC and provide information about their trades and portfolios. We expect these two changes to increase the number of firms in our addressable market and motivate more firms to develop their systems infrastructure and research management processes to mitigate risk.

  •
  Rising tide of new firm creation, as a result of the growth and globalization of wealth. Developed nations and developing nations such as India, China, Russia, and Brazil are building wealth that will lead to more professional investment managers and sovereign wealth funds.

  •
  Pervasive adoption of a "multi-prime" brokerage model that helps hedge funds diversify their counterparty risk through multiple prime relationships, encouraging funds to bring an accounting system in-house to perform combined accounting and reporting.

  •
  Increased focus on operational risk which resulted from discoveries of fraud during the financial crisis. This increased focus leads investment management firms to "shadow" their custodian's books to ensure their accuracy and more closely monitor their investment decisions through adopting research management software.

  •
  Increasing demand for software delivery options including a Software-as-a-Service (SaaS) model.

        In this climate, our end market's need to operate more efficiently while enhancing investor confidence and compliance is driving investment management organizations to continue leveraging Advent to automate and integrate their mission-critical and labor-intensive functions, including:

  •
  Investment decision support;

  •
  Trade order management and compliance;

  •
  Portfolio accounting, performance measurement and report generation;

  •
  Client relationship management;

  •
  Straight-through-processing that includes connectivity and data integration; and

  •
  Research management.

Seasonality

        We experience seasonality in our license bookings. We believe that this seasonality in our bookings results from customer budgeting cycles and expect this seasonality to continue in the future. As a result, the fourth quarter of the year typically has more term license bookings and perpetual license fee revenue, followed by lower bookings and perpetual license revenue in the first quarter of the following year.

        We also experience seasonality in our operating cash flows and expect this seasonality to continue in the future. We experience lower operating cash flows in the first quarter of the year as we make payments on our year-end liabilities including payables, bonuses, commissions and payroll taxes. Conversely, we experience relatively stronger operating cash flows in the fourth quarter of the year because we traditionally experience higher licensing activity which we bill annually at the anniversary of the contract signing date. This generally results in higher collections during the fourth quarter.

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

  •
  Our solutions are mission-critical to our customers;

  •
  Our technology can be utilized to increase operational efficiency;

  •
  As a market leader in investment management technology, customers will attempt to minimize risk and therefore favor our stability, reliability and scalability;

  •
  A more regulated, compliance-oriented industry will drive an increased need for our systems;

  •
  Our recurring revenue model and large customer base will continue to provide longer term stability; and

  •
  We offer a wide range of deployment options to suit clients of any size and strategy.

        We plan to strengthen and grow our core business by:

  •
  Further developing our international presence;

  •
  Expanding our footprint into clients' middle and front offices;

  •
  Expanding our addressable market;

  •
  Adding value to existing client accounts and platforms; and

  •
  Offering a variety of delivery options to suit client requirements

Customer Focus

        At December 31, 2010, we served approximately 4,500 customers. The needs of our customers, and the investment management industry as a whole, continue to evolve. We are committed to making the required investments in product development to continue delivering mission-critical solutions to our customers as their needs change. We believe our strategy and customer focus are driving increasing market acceptance for our products. We signed 88 new APX clients and 44 new Geneva clients during 2010.

        Our customers use our products for an average of over 10 years. Although the current environment has created pressure on our clients to decrease their information technology budgets, we experience continued loyalty from our customers. While our renewal rates were impacted by the downturn in 2009, we experienced an improvement in renewal rates during the second half of 2010.

Renewal Rates	Q410	Q310	Q210	Q110	Q409
Based on cash collections relative to prior year collections
Initially disclosed rate(1)	91%	91%	90%	89%	89%
Updated disclosed rate(2)	n/a	95%	95%	92%	89%

(1)
"Initially disclosed rate" is based on cash collections and reported one quarter in arrears.

(2)
"Updated disclosed rate" reflects initially disclosed rate updated for subsequent cash collections.

Business Model

        Under our term license model, customers purchase a license to use our software for a fixed period of time and we recognize the license revenue ratably over the length of the contract. Conversely, under a perpetual pricing model, customers purchase a license to use our software indefinitely and we recognize all license revenue at the time of sale. Although the term license model has the effect of lowering license revenues compared to a perpetual model in its early periods, we believe the term license business model increases the total potential value of our customer relationships because our customer focus, the stability of our customer base and the market acceptance of our products result in a long customer relationship. We believe that a term license business model ultimately provides more predictable revenue streams.

        We continue to focus on growing our recurring revenues. Total recurring revenues, which we define as term license, perpetual maintenance, and other recurring revenues, have increased from 80% of total net revenues in 2008 to 86% in both 2009 and 2010, and we expect them to increase as a percentage of total net revenues. These recurring revenue sources provide us with increased ability to make strategic decisions to invest in our business while remaining confident that our operating results will be reasonably predictable.

        In 2011, we plan to continue to invest in client support, product development, and sales and marketing. Our investment in client support will enable us to continue to improve the services we provide to our clients in their day-to-day use of our software and build a scalable organization to support our largest and most complex customers. Our investments in product development are designed to enable us to develop new products as well as maintain the pace of enhancements and upgrades to our existing products. Our investment in sales and marketing will help us expand our international presence and capitalize on new market opportunities.

        While we intend to invest to support our growth, we believe our margins will grow modestly in 2011, as we view several investment opportunities, such as international expansion and build-out of our Advent On-Demand and Tamale RMS products that take precedence over near-term operating profitability. In the longer term, we believe that our mission critical products, market leadership position and our reasonably predictable term license revenue model will enable us to consistently grow operating margins.

Products and Services

        Advent products are intended to automate those mission-critical functions in the investment management process that will increase operational efficiency, facilitate timely regulatory compliance, improve client reporting and enable better decision-making. Each product focuses on specific functions within an investment management organization and pricing, for the most part, is determined by size of the implementation and assets under management.

        We offer solutions for customers in numerous markets, which include:

  •
  Advent® for Asset Managers

  •
  Advent® for Trusts, Private Client Services and Private Banking Organizations

  •
  Advent® for Hedge Funds

  •
  Advent® for Family Offices

  •
  Advent® for Funds of Funds

  •
  Advent® for Endowments and Foundations

  •
  Advent® for Wealth Managers

  •
  Advent® for Independent Advisors

  •
  Advent® for Broker Dealers

  •
  Advent® for Prime Brokers

  •
  Advent® for Fund Administrators

        These solutions are comprised of various combinations of Advent software products, data integration tools and professional services all aimed at meeting our clients' critical business needs.

Software Products

  •
  Geneva® is a global portfolio management platform designed to meet the real-time needs of global asset managers, hedge funds, prime brokers, fund administrators, private equity firms and family offices worldwide. Geneva integrates all phases of the investment management process—portfolio management, accounting and reporting, client investor management, reconciliation and light trade capture and risk capabilities. It delivers the industry's only "main memory" database system, offering more accurate and flexible reporting, and eliminating batch processing and time-consuming error corrections. Geneva enables firms to grow into new markets, deliver greater operational efficiencies, enhance investor service, process high trade volumes across multiple securities, improve compliance and security, and lower operating costs and risks.

  •
  Advent Portfolio Exchange® (APX) is a comprehensive portfolio management solution that integrates the front-office functions of prospecting, marketing, and customer relationship management with the back-office operations of portfolio accounting and reporting. It allows firms to manage both high-net worth and institutional clients with a full range of capabilities, including customized reporting, automated report packaging and performance analytics. APX provides easy access to critical data and enables firms to grow their business, retain assets and deliver superior client service.

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

  •
  Tamale RMS® (Research Management Solution) is a software solution that helps portfolio managers and analysts easily capture, access and share their research in order to manage investment ideas more effectively and document a firm's investment process. Tamale RMS creates a research workspace for portfolio managers and analysts that contains all of their research-related information, such as notes, reports, financial models, contacts, calendar appointments and essential Web sites at their fingertips. It features an open, enabling platform that allows firms to build custom workflows to integrate both quantitative and qualitative information easily. Tamale RMS is highly configurable and organizes information around the workflow of each investment professional and provides features that optimize the research process.

  •
  Moxy® automates and streamlines the portfolio construction, trading and order management process for the investment management community. Moxy also provides Internet-ready electronic order routing based on the industry standard FIX messaging protocol so that users can route trades electronically to any FIX-compliant broker, crossing networks, and various dark pools of liquidity that supports the internet or other TCP/IP connection. Trades are executed, processed, settled and accounted for without manual intervention. Through its streamlined integration with Advent's industry-leading portfolio management platforms, Moxy enables true internal and external straight-through-processing through various post trade interfaces and brings together mission-critical functions across investment management organizations.

  •
  Advent Rules Manager® is a tightly integrated solution that meets investment management firms' increasingly complex trading compliance and portfolio monitoring requirements. Advent Rules Manager is a rules-based system that enables firms to define their trading and portfolio policies easily and accurately, and automates their control and review. Automated record keeping and easy reporting save time and eliminate the cost of hiring additional resources. Firms can efficiently manage portfolios, trading, compliance workflow, and safeguard their client commitments. Putting policies into practice, firms strengthen their competitive advantages and are able to attract and retain institutional clients. Advent Rules Manager helps firms record, test and compare their compliance practices against their policies, demonstrating that their compliance programs are managed proactively.

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

  •
  Advent Partner® Featuring World Investor is a single source solution for onshore and offshore investor accounting and servicing. It integrates with Axys, APX and Geneva. This product is specifically designed for hedge funds, family offices, fund administrators, and accounting firms that face the complex and time-consuming task of consistently and accurately accounting for and reporting on investor contributions and redemptions, capital gain/loss and income allocations, and management incentive fees. In addition, Advent Partner Featuring World Investor provides comprehensive economic and tax allocation reporting and streamlines the production of US K-1 partnership tax returns.

  •
  Rex® enables reconciliation management. Rex is integrated with Axys and APX and is designed for firms that want to reconcile information stored in Axys or APX against custodial information electronically. Rex works in conjunction with Advent Custodial Data, which provides data from a firm's custodian(s).

  •
  Tradex® is ideal for organizations seeking a reliable solution for managing and distributing funds. With Tradex, an unlimited amount of funds and their associated order types are made available to client advisors, branches, agents and the end clients. The order flow from initiation to back-office and through to the funds' administrators becomes highly automated—a process which otherwise is very labor intensive and error prone. In addition to subscriptions and redemptions, Tradex handles fund switches, model orders, savings/pension plans, currency dealing, and fund and cash transfers. Tradex also manages fees and sales commissions.

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

  •
  Advent Warehouse® is a data warehouse solution designed to allow investment professionals to access investment data readily and regardless of how the data was created or maintained, without impacting the performance of their high volume transaction-based Advent Office systems.

Outsourcing Services

  •
  Advent OnDemand® is the SaaS (software-as-a-service) delivery of Advent's suite of investment management solutions, which is offered with or without fully outsourced data management services. Data management services include full account aggregation, daily portfolio reconciliation, corporate actions processing and reference data management. Advent OnDemand is ideal for those firms that want to leverage Advent's solutions but want to minimize IT and operational responsibility.

Data and Data Integration Services

  •
  Advent® Custodial Data (ACD) enables firms to retrieve and reconcile accounts efficiently through a single, standard, Advent-supported solution. ACD uses hundreds of direct-feed interfaces to consolidate account level information from more than 1,000 custodial sources. The data can then be used for reconciliation and posting into Advent's portfolio management, accounting and reporting systems, APX, Geneva and Axys. With efficient reconciliation, firms can maintain accurate cash and securities balances, reduce settlement risk, produce client statements earlier and ensure compliant trading. In addition, the flexibility of ACD makes it easy to add new accounts and/or to establish relationships with new custodians, allowing firms to grow their business more cost effectively.

  •
  Advent Corporate Actions® (ACA) is a straight-through-processing service that delivers customized, position-level corporate action reports for a broad range of action and security types, along with market effective transactions for mandatory US and Canadian equity and ADR events, including tax compliant details. Using ACA, firms can track actions from announcement through effective date, receive alerts containing revisions and processing tips and gain access to a dedicated team of corporate action specialists who assist advisory staff with processing details and the interpretation and confirmation of complex tax opinions.

  •
  Advent® Index Data is our subscription-based and transaction-based service and allows clients to download pricing, corporate actions and other data from third party vendors such as Financial Times/Interactive Data ("FTID").

Support and Maintenance Services

        Due to the mission-critical nature of our products, almost all of our perpetual license clients purchase support and maintenance, which entitles them to technical support through Advent's Client Services group and to product upgrades as they become available. Term license customers also receive support and maintenance services as part of the term license offering. We continually upgrade and enhance our products to respond to changing market needs, evolving regulatory requirements and new technologies.

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

  •
  Unlimited support hours

  •
  The highest level of access to Advent product and technical experts—both in response and resolution

  •
  Features that promote continuous improvement of the client's Advent applications, including industry networking events and built-in discounts to Advent Professional Services.

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

        In 2010, our Investment Management Group's Client Support and Professional Services organizations achieved certification under the Service Capability and Performance (SCP) Standards for the sixth and second year, respectfully. By certifying both organizations we continue to be the only Investment Management Software provider to have achieved this status.

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

  •
  Investment Management Group, selling solutions based on APX, Axys, Moxy, Advent Revenue Center, Advent Rules Manager, Advent Custodial Data, Advent Corporate Actions, Advent OnDemand and associated products and services to asset management firms, wealth management firms, banks and trusts, hedge funds, family offices and financial advisors;

  •
  Tamale, selling the Tamale® RMS solution to investment professionals at hedge funds, endowments, funds of funds, asset management firms, pension funds, endowments and private equity firms to manage their workflow and research process; and

  •
  International, selling solutions from across the entire Advent product portfolio to investment management firms of every profile outside of the US.

        We have sales and support offices throughout the world, including San Francisco, New York, Boston, London, Oslo, Copenhagen, Stockholm, Amsterdam, Zurich, Dubai, Hong Kong, Beijing and Singapore.

        Our corporate marketing organization is responsible for providing support to the Company through lead generation activities, brand support, sales and marketing materials, and the provision of marketing events, such as conferences and seminars.

Product Development

        In fiscal 2010, 2009 and 2008, our product development expenses were $51.4 million, $48.4 million and $42.9 million, respectively. We also capitalized $2.2 million, $3.0 million and $2.5 million of software development costs in 2010, 2009 and 2008, respectively. Our product development organization builds product enhancements and new products, incorporates new technologies into existing products and sustains the quality of our current products. Our product development activities include the identification and validation of product specifications as well as engineering, quality assurance and documentation.

        Our new products and product upgrades require varying degrees of development time, depending upon the complexity of the accounting requirements and securities regulations which they are intended to address, as well as the number and type of features incorporated. To date, we have generally relied upon internal development for our products. We have in the past acquired, and may again in the future acquire, additional technologies or products from third parties. For example, in October 2008, we acquired Tamale Software, a provider of research management software which helps investment professionals manage their workflow and research process and in March 2010, we acquired Goya AS to allow us to provide transfer agency-related solutions to mutual fund managers and mutual fund distributors. We intend to continue to support industry standard operating environments, architectures and network protocols.

Unfilled License Orders, Deferred Revenues and Backlog

        Unfilled license orders represent license orders that have been received from our customers for the license of our software products but have not been shipped as of the end of the applicable fiscal period. Our customers generally do not cancel orders for our software products; however, we do not believe that unfilled license orders are a consistent or reliable indicator of future results. Unfilled license orders as of December 31, 2010 and 2009 totaled $2.6 million and $1.2 million, respectively.

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

        In 2009, we substantially completed our transition to selling mostly term licenses. We believe that the move to a term license model increases the value over the long-term of each customer relationship and improves the predictability of our revenues. We generally recognize revenue from term licenses ratably over the period of the contract term which varies from one to five years but is typically three years. For these term contracts, we invoice the customer annually in advance. As a result, the first year's contract value is included in deferred revenue while subsequent years of the contracted value are not (unless the subsequent years are prepaid by the client, which is typically not the case). During the subsequent years, annual term billing results in an increase in deferred revenues at the commencement of each annual billing period. Total deferred revenues were $154.2 million and $146.1million at December 31, 2010 and 2009, respectively.

        We define backlog as the value of multi-year term license, outsourcing and data service contracts which contain a binding commitment for the full contract term, less any amounts from those contracts already invoiced. We exclude annual contracts from the backlog calculation since they contain annual renewal options (for example, annual term licenses, annual maintenance or data reconciliation contracts). Our total backlog was approximately $126.6 million and $100.4 million as of December 31, 2010 and 2009, respectively.

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

Employees

        As of December 31, 2010, we had 1,051 employees, including approximately 400 in client services and support, 203 in sales and marketing, 287 in product development and 161 in general and administration. Of these employees, 852 were located in the United States and 199 were based internationally. We endeavor to maintain competitive compensation, benefits, equity participation and work environment policies in order to attract and retain qualified personnel. None of our employees are represented by a labor union. We have not experienced any work stoppages and we believe our employee relations are good.

Executive Officers of Registrant

        The following sets forth certain information regarding the executive officers of the Company as of March 1, 2011:

Name	Age	Position
Stephanie G. DiMarco	53	Chief Executive Officer
David Peter F. Hess Jr.	40	President
Lily S. Chang	62	Executive Vice President and Chief Technology Officer
John P. Brennan	54	Senior Vice President, Human Resources and Facilities
James S. Cox	39	Senior Vice President and Chief Financial Officer

        Ms. DiMarco founded Advent in June 1983. She served as Chairman of the Board from November 1995 until December 2003. Ms. DiMarco currently serves as Chief Executive Officer since her appointment to the position in December 2003, after serving on an interim basis from May 2003. Ms. DiMarco also served as Chief Financial Officer from December 2008 to September 2009, after serving on an interim basis from July 2008. Previously, she had served as President from June 1983 to April 1997 and again from May 2003 to December 2008, and as Chief Executive Officer from June 1983 to November 1999. She is a former member of the Board of Trustees of the UC Berkeley Foundation, serves on the Advisory Board of the College of Engineering at the University of California, Berkeley, and is a San Francisco Foundation board member and Chairman of its Investment Committee and former member of the Audit Committee. Ms. DiMarco holds a B.S. in Business Administration from the University of California at Berkeley.

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

        Mr. Brennan joined Advent in March 2004 as Vice President of Human Resources and is responsible for all aspects of Human Resources and facilities and real estate management. In February

2009, Mr. Brennan was promoted to Senior Vice President. Prior to joining Advent, Mr. Brennan was Vice President of Human Resources from 1999 to 2004 for Wind River Systems. Prior to Wind River, Mr. Brennan held various positions at Visa International from 1991 to 1999. Mr. Brennan began his human resources career with assignments at Westinghouse Electric Company and Pacific Gas and Electric. Mr. Brennan also serves as the current Chairman of the Board of Goodwill Industries of the Greater East Bay. Mr. Brennan has a master's degree in Industrial and Labor Relations from Cornell University, and a bachelor's degree in English Literature and Music from Hamilton College.

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

        Total recurring revenues, which we define as term license, perpetual maintenance, and other recurring revenues, represented 86%, 86% and 80% of total net revenues during 2010, 2009 and 2008, respectively. We expect to continue to derive a significant portion of our revenue from our clients' renewal of term license, perpetual maintenance and other recurring contracts and such renewals are critical to our future success. Some factors that may affect the renewal rate of our contracts include:

  •
  The impact of the economic environment and market volatility on our clients and prospects;

  •
  The impact of customers consolidating or going out of business;

  •
  The price, performance and functionality of our solutions;

  •
  The availability, price, performance and functionality of competing products and services;

  •
  The effectiveness of our maintenance and support services; and

  •
  Our ability to develop complementary products and services.

        Most of our perpetual license customers have historically renewed their annual maintenance although our customers have no obligation to renew such maintenance after the first year of their license agreements. In addition, our customers may select maintenance levels less advantageous to us upon renewal, which may reduce recurring revenue from these customers. Market downturns, such as the downturn beginning in the fall of 2008, caused, and may in the future cause, some clients not to renew their maintenance or reduce their level of maintenance, which affects our renewal rates and revenue. Our renewal rates are based on cash collections and are disclosed one quarter in arrears. Our reported renewal rates may fluctuate. For example, our renewal rates for our quarterly periods of 2009 and first three quarters of 2010 were below the levels we disclosed for our corresponding quarterly periods of 2008, while the rates for the first three quarters of 2010 exceeded the previous corresponding 2009 periods. The decreases in renewal rates reflect reduced maintenance expenditures, customer attrition, and reductions in products licensed or number of users by clients, as well as from slower payments received from renewal clients.

        Since we commenced renewing term license contracts in the third quarter of 2007, we have limited experience with renewals of our term license contracts. These were the first three-year term license contracts to be renewed by Advent since our transition to a term pricing model began. Our customers have no obligation to renew their term license contracts and given the smaller number of term license contracts subject to renewal that were renewed in the second half of 2007 through the first three quarters of 2010, we cannot yet conclude whether customers will renew at a rate consistent with our perpetual maintenance customers. Additionally, we cannot predict whether the renewals will be less advantageous to us than the original term contract. For example, the renewal periods for our term license contracts are typically shorter than our original term license contract and customers may request a reduction in the number of users or products licensed, resulting in a lower annual term license fee. Further, customers may elect to not renew their term license contracts at all. We may incur significantly more costs in securing our term license contract renewals than we incur for our perpetual maintenance renewals. If our term license contract customers renew under terms less favorable to us or choose not to renew their contracts, or if it costs significantly more to secure a renewal for us, our operating results may be harmed.

Our sales cycle is long and we have limited ability to forecast the timing and amount of specific sales and the timing of specific implementations.

        The purchase of our software products often requires prospective customers to provide significant executive-level sponsorship and to make major systems architecture decisions. As a result, we must generally engage in relatively lengthy sales and contracting efforts. Sales transactions may therefore be delayed during the customer decision process because we must provide a significant level of education to prospective customers regarding the use and benefit of our products. Our business and prospects are subject to uncertainties in the financial markets that can cause customers to remain cautious about capital and information technology expenditures, particularly in uncertain economic environments, or to decrease their information technology budgets as an expense reduction measure. The sales cycle associated with the purchase of our solutions is typically between two and twelve months depending upon the size of the client, and is subject to a number of significant risks that have impacted our sales and over which we have little or no control, including broader financial market volatility, adverse economic conditions, customers' budgeting constraints, internal selection procedures, and changes in customer personnel, among others.

        As a result of a lengthy and unpredictable sales cycle, we have limited ability to forecast the timing and amount of specific perpetual license sales, or term license and Advent OnDemand sales which we report quarterly as annual contract value (ACV). The timing of large individual license sales is especially difficult to forecast, and we may not be successful in closing large license transactions on a timely basis or at all. Customers may postpone their purchases of our existing products or product enhancements in advance of the anticipated introduction of new products or product enhancements by us or our competitors. Accordingly, our level of ACV bookings and perpetual license revenue in any particular period is subject to significant fluctuation. For example, during fiscal 2009, our ACV bookings and perpetual license revenue decreased by 9% and 33%, respectively, compared to fiscal 2008. During 2010, our ACV bookings and perpetual license revenue increased by 25% and 5%, respectively, compared to 2009.

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

        During 2010, 2009 and 2008, we recognized 86%, 86% and 80%, respectively, of total net revenues from recurring sources. We generally recognize revenue from these sources ratably over the terms of these agreements, which typically range from one to three years. As a result, almost all of our revenues in any quarter are generated from contracts entered into during previous periods.

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

        The market for investment management software systems has been and may in the future be negatively affected by a number of factors, including reductions in capital expenditures by customers and volatile performance of major financial markets. For example, the market downturn and fluctuations arising in fall 2008, dissolution and acquisitions of our clients and prospects, the decline in Assets Under Administration (AUA) or Assets Under Management (AUM) as a result of significant declines in asset values of our clients and the accompanying market uncertainty affected both our ability to sell our solutions and the amount of revenue we received from such sales. We experienced some clients and prospects delaying or cancelling additional license purchases and others went out of business, reduced personnel, or were acquired, which we expect to experience should the financial markets face future hardship. The target clients for our products include a range of financial services organizations that manage investment portfolios. The success of many of our clients is intrinsically linked to the health of the financial markets. The demand for our solutions has been and continues to be disproportionately affected by fluctuations, disruptions, instability and downturns in the economy and financial services industry, which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products.

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

        We have in the past experienced a number of market downturns in the financial services industry and resulting declines in information technology spending, which has caused longer sales and contracting cycles, deferral or delay of information technology projects and generally reduced expenditures for software and related services. The severity of the market downturn and volatility and uncertainty in the financial markets and the financial services sector in the last several years makes it difficult for us to forecast operating results and may result in a material adverse effect on our revenues and results of operations in the longer term.

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

        The market for investment management software is competitive and highly fragmented, is subject to rapid change and is sensitive to new product introductions and marketing efforts by industry participants. Our largest single source of competition is from proprietary systems used by existing and potential clients, many of whom develop their own software for their particular needs and therefore may be reluctant to license software products offered by third party vendors such as Advent. We also face significant competition from other providers of software and related services as well as providers of outsourced services. Many of our competitors have longer operating histories and greater financial, technical, sales and marketing resources than we do. In addition, consolidation has occurred among some of the competitors in our markets. Competitors vary in size, scope of services offered and platforms supported. In recent years, many of our competitors have merged with each other or with other larger third parties, and it is possible that even larger companies will emerge through additional acquisitions of companies and technologies. Consolidation among our competitors may result in stronger competitors in our markets and may therefore either result in a loss of market share or harm our results of operations. In addition, we also face competition from potential new entrants into our markets that may develop innovative technologies or business models. Furthermore, competitors may respond to weak market conditions by lowering prices, offering better contractual terms and attempting to lure away our customers and prospects with lower cost solutions. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure will not result in price reductions, reduced operating margins or loss of market share, any one of which could seriously harm our business. We must continue to introduce new products and product enhancements.

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

        Revenues from recurring sources have grown from 80% in 2008, to 86% in both 2009 and 2010, respectively. During 2010 and 2009, term license revenues comprised approximately 44% of term license, maintenance and other recurring revenues as compared to approximately 35% in fiscal 2008. Term license contracts are comprised of both software licenses and maintenance services. Individual perpetual software licenses vary significantly in value, and the value and timing of these transactions can therefore cause our quarterly perpetual license revenues to fluctuate. As we continue to sign term license agreements for new customers, grow our subscription, data management and outsourced services revenues, and our customers renew their perpetual maintenance, we expect our revenue from recurring sources to continue to increase slightly as a percent of net revenues.

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

        In addition, we experience seasonality in our licensing. We believe that this seasonality results primarily from customer budgeting cycles and expect this seasonality to continue in the future. The fourth quarter of the year typically has more licensing activity. That can result in term license bookings and perpetual license fee revenue being the highest in the fourth quarter, followed by lower term license bookings and perpetual license revenue in the first quarter of the following year. This seasonality has been, and may be in the future, adversely affected by market downturns and uncertain economic conditions. Also, term licenses entered into during a quarter may not result in recognition of associated revenue until later quarters, as we begin recognizing revenue for such licenses when the related implementation services are substantially complete. In addition, we may incur commission and bonus expenses in the period in which we enter into a license, but not recognize the associated revenue until later periods.

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

        Many of our clients use our proprietary interface to retrieve pricing and other data electronically from Financial Times/Interactive Data ("FTID"). FTID pays us a commission which we classify as other recurring revenues. The commission is based on their revenues from providing this data to our clients. Our software products have been customized to be compatible with their system and our software would need to be redesigned to operate with additional alternative data vendors if FTID's services were unavailable for any reason. Non-renewal of our current agreement with FTID would require at least two years' prior notice by either us or them and the agreement may be terminated upon 90 days' advance notice for an uncured material breach of the other party. While we have contracts with other data vendors for substantially similar financial data with which our products can be used, if our relationship with FTID was terminated or their services were unavailable to clients for any reason, we cannot be certain that we could enter into contracts with additional alternative data providers, or that other relationships would provide similar commission rates to us or if the amount of data used by our clients would remain the same, and our operating results could suffer or our resources could be constrained from the costs of redesigning our software.

If our large subscription-based clients or if our revenue sharing relationships are terminated, our business may be harmed.

        In recent years, Advent has periodically entered into contracts relating to our subscription, data management revenue streams and outsourced services with contract values that are substantially larger than we have customarily entered into in the past, including our agreement with TIAA-CREF. We do not know whether we will be able to continue to sign large recurring revenue contracts of this nature or if such clients will renew their contracts at similar rates, if at all. Some of these agreements are subject to milestones, acceptance and penalties and there is no assurance that these agreements will be fully implemented. In addition, we have revenue sharing agreements with other companies that provide revenue to Advent for our clients' use of those companies' services and products. Our operating results could be adversely impacted if these agreements are not fully implemented, terminated or not renewed, or if we are unable to continue to generate similar opportunities and enter similar or larger sized contracts in the future.

Our outsourcing and data integration services are subject to risks that may harm our business.

        Our clients rely on our outsourcing and data services to meet their operational needs, including account aggregation and reconciliation. Because our services are complex, because we utilize third party data and other vendors, and because our clients use our services in a variety of ways, our services may have undetected errors or defects, service disruptions, delays, or incomplete or incorrect data that could result in unanticipated downtime for our customers, failure to meet service levels and service disruptions. In addition, our security measures could be breached or unauthorized access to our information or our customers' information could occur. Such potential errors, defects, delays, disruptions or other performance problems may damage our clients' business, harm our reputation, result in losing future sales, cause clients to withhold payment or terminate or not renew their agreements with us, and subject us to litigation and other possible liabilities.

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

        We may also choose to create additional performance and retention incentives in order to retain our employees, including the granting of additional stock options, restricted stock, restricted stock units, stock appreciation rights, performance shares or performance units to employees or issuing incentive cash bonuses. Such incentives may either dilute our existing stockholder base or result in unforeseen operating expenses, which may have a material adverse effect on our operating results, could result in our stock price falling or may not be valued as highly by our employees which may create retention issues.

We face challenges in expanding our international operations.

        We market and sell our products in the United States and, to a growing extent, internationally. From 2001 through 2005, we acquired the subsidiaries of our independent distributor. In addition, we have begun to expand our sales in relatively new jurisdictions for us, such as the Middle East, Eastern Europe, and Asia. In 2006, we opened a branch office of Advent Europe Ltd. in the United Arab Emirates, and we established Advent Software (Asia) Ltd., a subsidiary of Advent Software, Inc., in Hong Kong in 2008. In addition, we established a subsidiary of Advent Software (Asia), Ltd. in Beijing, China and established Advent Software Singapore Pte. Ltd., a subsidiary of Advent Software, Inc. in April 2010. In March 2010, our wholly-owned Norwegian subsidiary, Advent Norway AS, acquired the entire share capital of Goya AS, a Norwegian software company that provides transfer agency-related solutions to mutual fund managers and mutual fund distributors. In addition, in February 2011, Advent Software, Inc. acquired Syncova Solutions, Ltd., a United Kingdom-based company that provides margin management and debt finance reconciliation and optimization software.

        We cannot be certain that establishing businesses in other countries will produce the desired levels of revenues, such as in the case of our former Greek subsidiary, Advent Hellas, which produced less than satisfactory revenues and profitability before its sale by Advent in 2005. Also, worldwide volatility in financial markets may disrupt our sales efforts in overseas markets. We currently have limited experience in developing localized versions of our products and marketing and distributing our products internationally. In other instances, we may rely on the efforts and abilities of foreign business partners in such markets. For example, we previously outsourced certain engineering activities to a business partner located in China until we transitioned those contract developers to become employees of our Beijing office. In addition, international operations are subject to other inherent risks, including:

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

Difficulties in integrating our acquisitions and expanding into new business areas have impacted and could continue to impact our business adversely and we face risks associated with potential acquisitions, investments, divestitures and expansion.

        Periodically we seek to grow through the acquisition of additional complementary businesses. In October 2008, we completed the acquisition of Tamale Software, Inc., which provides research management software. More recently in March 2010, our wholly-owned Norwegian subsidiary, Advent Norway AS, acquired the entire share capital of Goya AS, a Norwegian software company that provides transfer agency-related solutions to mutual fund managers and mutual fund distributors. In addition, in February 2011, Advent Software, Inc. acquired Syncova Solutions, Ltd., a United Kingdom-based company that provides margin management and debt finance reconciliation and optimization software.

        The process of integrating our acquisitions has required and will continue to require significant resources, particularly in light of our relative inexperience in integrating acquisitions, potential regulatory requirements and operational demands. In particular, our Tamale acquisition reflects our entry into the research management software market, where we have no prior experience. Integrating these acquisitions in the past has been time-consuming, expensive and disruptive to our business. This integration process has strained our managerial resources, resulting in the diversion of these resources from our core business objectives, and may do so in the future. Failure to achieve the anticipated benefits of these acquisitions or to integrate the operations of these entities successfully has harmed and could potentially harm our business, results of operations and cash flows in future periods. The assumptions we made in determining the value and relative risks of these acquisitions could be erroneous. For example, in the first quarter of 2003, we closed our Australian subsidiary because it failed to perform at a satisfactory profit level and similarly in the fourth quarter of 2005, we disposed of our Advent Hellas subsidiary in Greece because of less than satisfactory profitability. In addition, as we have expanded into new business areas and built new offerings through strategic alliances and internal development, as well as acquisitions, some of this expansion has required significant management time and resources without generating required revenues. We have had difficulty and may continue to have difficulty creating demand for such offerings. Furthermore, we may face other unanticipated costs from our acquisitions, such as disputes involving earn-out and incentive compensation amounts.

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

        Our cash equivalent and short-term investment portfolio as of December 31, 2010 consisted of US government and commercial debt securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

        As a result of adverse financial market conditions, investments in some financial instruments may pose risks arising from recent market liquidity and credit concerns. As of December 31, 2010, we had no impairment charges associated with our short-term investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain materially unimpaired. In addition, the decrease in interest rates has materially decreased the interest income we receive on our investments.

Catastrophic events could adversely affect our business.

        We are a highly automated business and rely on our network infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operational, support, and sales activities. A disruption or failure of these systems in the event of major earthquake, fire, telecommunications failure, cyber-attack, terrorist attack or other catastrophic event could cause system interruptions, reputational harm, delays in our product development and loss of critical data and could affect our ability to sell and deliver products and services and other critical functions of our business. Our corporate headquarters, a significant portion of our research and development activities, our data centers and certain other critical business operations are located in the San Francisco Bay Area, which is a region of seismic activity. We have developed certain disaster recovery plans and certain backup systems to reduce the potentially adverse effect of such events, but a catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected. Further, such disruptions could cause further instability in the financial markets or the spending of our clients and prospects upon which we depend.

        In addition to the recent severe market conditions, other catastrophic events such as abrupt political change, terrorist acts, conflicts or wars may cause damage or disruption to the economy, financial markets and our customers. The potential for future attacks, the national and international responses to attacks or perceived threats to national security and other actual or potential conflicts, wars or political unrest, which has occurred recently in the Middle East, Egypt, Libya and Tunisia, have created many economic and political uncertainties. Although it is impossible to predict the occurrences or consequences of any such events, they could unsettle the financial markets or result in a decline in information technology spending, which could have a material adverse effect on our revenues.

Undetected errors or failures found in new products and services may result in loss of or delay in market acceptance of our products and services that could seriously harm our business.

        Our products and services may contain undetected errors or scalability limitations at any point in their lives, but particularly when first introduced or as new versions are released. For example, during 2010, we released new versions of Axys, Geneva, APX and Tamale RMS. Despite testing by us and by current and potential customers, errors may not be found in new products and services until after commencement of commercial shipments or use, resulting in a loss of or a delay in market acceptance, damage to our reputation, customer dissatisfaction and reductions in revenues and margins, any of which could seriously harm our business. Additionally, our agreements with customers that attempt to limit our exposure to liability claims may not be enforceable in jurisdictions where we operate, particularly as we expand into new international markets.

Two of our principal stockholders have an influence over our business affairs and may make business decisions with which you disagree and which may adversely affect the value of your investment.

        Our Chief Executive Officer and the Chairman of our board of directors own or control, indirectly or directly, a substantial number of shares of our common stock (approximately 6% and 30%, respectively, as of February 28, 2011). As a result, if these parties were to act together, they would have the ability to exert significant influence on matters submitted to our stockholders for approval, such as the election or removal of directors, amendments to our certificate of incorporation or the approval of a business combination. These actions may be taken even if they are opposed by other stockholders or it may be difficult to approve these actions without their consent. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

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

        The recently enacted Dodd-Frank Wall Street Reform and Protection Act of 2010 ("Dodd-Frank Act") represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the "BCFP"), and will require the BCFP and other federal agencies to implement many new rules. While the general framework of the reforms is set forth in the Dodd-Frank Act, it provides for numerous studies and reports and the adoption and implementation of rules and regulations by regulatory agencies over the next four years to clarify and implement the Act's requirements fully.

        We believe that it is too early to know the precise long-term impact on our business of the increased regulation of financial institutions. While it could lead to increased demand for Advent's products and services, demand could be negatively impacted by the deferral of purchase decisions by our customers until the new regulations have been adopted and the full impact and expense of the new regulatory environment is more clearly understood. The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on our operating environment in substantial and unpredictable ways. Accordingly, it is difficult to predict at this time what specific impact the Dodd-Frank Act and the forthcoming implementing rules and regulations will have on our business and the financial services industry.

        Additionally, as a publicly-traded company, we are subject to significant regulations including the Dodd-Frank Act and the Sarbanes-Oxley Act ("the Sarbanes-Oxley Act") of 2002. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas. Our efforts to comply with these requirements could result in an increase of our operating and compliance costs.

        The Sarbanes-Oxley Act of 2002 required changes in some of our corporate governance and securities disclosure and/or compliance practices. As part of the Act's requirements, the SEC enacted new rules on a variety of subjects, and the Nasdaq Stock Market enacted new corporate governance listing requirements. These developments have increased and may in the future increase our accounting and legal compliance costs and could also expose us to additional liability if we fail to comply with these or other new rules and reporting requirements. In fiscal 2010, 2009 and 2008, we incurred approximately $0.4 million, $0.5 million and $0.8 million, respectively, in Sarbanes-Oxley related expenses consisting of external consulting costs. In addition, such developments may make retention and recruitment of qualified persons to serve on our board of directors, or as executive officers, more difficult.

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

        In addition, we could be subject to examination of our income tax returns by the Internal Revenue Service and other domestic and foreign tax authorities. These examinations would be expected to focus on areas where considerable judgment is exercised by the Company. We regularly assess the likelihood of outcomes resulting from an examination to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from an examination. We believe such estimates to be reasonable; however, there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.

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

Potential changes in securities laws and regulations governing the investment industry's use of soft dollars may reduce our revenues.

        Some of our clients utilized trading commissions ("soft dollar arrangements") to pay for software products and services. During each of fiscal 2010, 2009 and 2008, the total value of Advent products and services paid with soft dollars was approximately 3% of our total billings. Such soft dollar arrangements could be impacted by changes in the regulations governing those arrangements.

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

If we fail to maintain an effective system of internal control, we may not be able to report our financial results accurately or our filings may not be timely. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal executive offices are located in San Francisco, California. The table below summarizes the principal properties that we leased as of December 31, 2010:

		Use of Property
Location	Approximate Square Footage	Sales and Support	Marketing	Product Development	Administrative
United States:
San Francisco, CA (2 properties)*	196,384	X	X	X	X
New York, NY (2 properties)*	37,451	X	X	X	X
New Rochelle, NY	5,795	X	X
Boston, MA (2 properties)*	31,365	X	X	X	X
Europe and Middle East:
Copenhagen, Denmark	3,475	X		X	X
Zurich, Switzerland	1,830	X
Oslo, Norway	1,920	X	X	X
Stavanger, Norway	412	X		X
London, United Kingdom	3,586	X	X		X
Bracknell, United Kingdom	449				X
Stockholm, Sweden	4,489	X		X	X
Dubai, United Arab Emirates	1,939	X
Asia:
Hong Kong, People's Republic of China	445	X	X
Beijing, People's Republic of China	25,092	X		X
Singapore	490	X	X

Total leased square footage	315,122

*
As part of our restructuring activities, we have vacated properties in San Francisco, Boston and New York. Approximately 46,000 square feet of office space in these cities have been sub-leased as of December 31, 2010.

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

Item 3.    Legal Proceedings

        On March 8, 2005, certain of the former shareholders of Kinexus and the shareholders' representative filed suit against Advent in the Delaware Chancery Court. The complaint alleges that Advent breached the Agreement and Plan of Merger dated as of December 31, 2001 pursuant to which

Advent acquired all of the outstanding shares of Kinexus due principally to the fact that no amount was paid by Advent on an earn-out of up to $115 million. The earn-out, which was payable in cash or stock at the election of Advent, was based upon Kinexus meeting certain revenue targets in both 2002 and 2003. The complaint seeks unspecified compensatory damages, an accounting and restitution for unjust enrichment. Advent advised the shareholders' representative in January 2003 that the earn-out terms had not been met in 2002 and accordingly no earn-out was payable for 2002 and would not be payable for 2003. After nearly two years of inactivity, plaintiff contacted Advent in November 2010, seeking to continue discovery in the case. Advent has filed a motion to dismiss the case for plaintiff's failure to prosecute in a timely manner and a ruling on the motion is pending. Advent disputes the plaintiffs' claims, believes that it has meritorious defenses and intends to vigorously defend this action. Management believes that any potential loss associated with this litigation is neither probable nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

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

Item 4.    [Removed and Reserved]

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

        Our common stock is listed on the NASDAQ Stock Market under the symbol "ADVS." The closing price of our common stock on February 28, 2011 was $29.00. The table below summarizes the range of high and low reported sales prices on the NASDAQ Stock Market for our common stock for the periods indicated.

	Price Range
	High	Low
Fiscal 2009
First quarter	$17.38	$9.73
Second quarter	$17.98	$14.64
Third quarter	$20.43	$15.05
Fourth quarter	$21.35	$18.60
Fiscal 2010
First quarter	$22.69	$18.33
Second quarter	$24.62	$20.01
Third quarter	$26.92	$22.58
Fourth quarter	$29.13	$25.50

        On December 13, 2010, the Company announced a two-for-one stock split effected in the form of a 100% stock dividend that was distributed on January 18, 2011. Accordingly, all share price information has been adjusted to reflect the stock split.

Stockholders

        As of February 28, 2011, there were approximately 71 holders of record of our common stock. However, because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate with any level of accuracy the total number of stockholders represented by these record holders.

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

        On October 30, 2008, Advent's Board authorized the repurchase of up to 6.0 million shares of the Company's outstanding common stock. In May 2010, Advent's Board authorized the repurchase of up to an additional 2.0 million shares of the Company's common stock. During the fourth quarter of 2010, Advent did not make any repurchases of common stock. At December 31, 2010, there remained approximately 2.3 million shares authorized by the Board for repurchase.

        We have withheld shares through net share settlements during the three months ended December 31, 2010. The following tables provides a month-to-month summary of the repurchase activity upon the vesting of restricted stock units and the exercise of stock-settled stock appreciation rights under our equity compensation plan to satisfy tax and exercise withholding obligations during the three months ended December 31, 2010 (in thousands, except per share data):

Month	Total Number of Shares Repurchased(1)	Average Price Per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October	11	$26.79	—
November	36	$27.21	—
December	5	$27.52	—

Total	52	$27.15	—

(1)
These purchases represent shares cancelled when surrendered in lieu of cash payments for tax and exercise obligations due from employees. These shares were not purchased as part of a publicly announced program to purchase shares.

        On December 13, 2010, the Company announced a two-for-one stock split effected in the form of a 100% stock dividend that was distributed on January 18, 2011. Accordingly, all share (except shares authorized) and share price information have been adjusted to reflect the stock split.

Securities Authorized for Issuance Under Equity Compensation Plans

        Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference from our Proxy Statement to be filed for our 2011 Annual Meeting of Stockholders.

Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Advent Software, Inc., the S&P 500 Index
and the NASDAQ Computer & Data Processing Index

*
$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2011 Dow Jones & Co. All rights reserved.

Item 6.    Selected Financial Data

        The following selected financial data are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

	Fiscal Years(1)(2)
	2010(3)	2009(4)	2008(5)	2007(6)	2006(7)
	(in thousands, except per share data)
STATEMENT OF OPERATIONS
Net revenues	$283,501	$259,508	$237,884	$191,570	$162,911
Gross margin	$196,691	$176,963	$156,379	$129,510	$109,362
Income (loss) from continuing operations	$36,305	$27,879	$17,995	$8,088	$(4,168)
Net income from continuing operations	$24,319	$20,774	$17,316	$10,043	$79,142
Net income (loss) from discontinued operation	$(166)	$16,109	$1,579	$2,588	$3,460
Net income	$24,153	$36,883	$18,895	$12,631	$82,602
Basic net income per share:
Continuing operations	$0.47	$0.41	$0.33	$0.19	$1.36
Discontinued operation	$—	$0.32	$0.03	$0.05	$0.06
Total operations	$0.47	$0.72	$0.35	$0.24	$1.42
Diluted net income per share:
Continuing operations	$0.45	$0.39	$0.31	$0.18	$1.30
Discontinued operation	$—	$0.30	$0.03	$0.05	$0.06
Total operations	$0.44	$0.70	$0.34	$0.23	$1.35
BALANCE SHEET
Cash, cash equivalents and short-term marketable securities	$152,023	$89,150	$45,098	$48,809	$54,669
Working capital	$45,801	$(6,749)	$(43,436)	$(16,637)	$10,831
Total assets of discontinued operation	$2,095	$2,589	$20,746	$21,242	$9,920
Total assets	$490,826	$454,292	$419,594	$347,675	$335,776
Long-term liabilities	$26,409	$23,963	$42,530	$17,635	$14,870
Stockholders' equity	$273,848	$252,034	$195,823	$179,846	$209,627

Net income per share is based on actual calculated values and totals may not sum due to rounding.

(1)
On December 13, 2010, the Company announced that our Board of Directors declared a two-for-one stock split effected in the form of a 100% stock dividend that was distributed on January 18, 2011. All per share information has been adjusted to reflect the two-for-one stock split.

(2)
Our MicroEdge segment was divested on October 1, 2009. Accordingly, the results of MicroEdge have been reclassified as a discontinued operation for all periods presented. Unless otherwise noted, selected financial data in the above table pertain to our continuing operations.

(3)
Our results of operations for 2010 included stock-based compensation expense of $18.4 million, restructuring charges of $0.8 million, and the operating results of Goya AS, subsequent to their acquisition in the first quarter of 2010.

(4)
Our results of operations for 2009 included stock-based compensation expense of $18.2 million, restructuring charges of $0.1 million, and a net gain on sale of private equity investments of $2.1 million. The Company has recorded an associated gain of $13.6 million resulting from the sale of MicroEdge in "net income from discontinued operation, net of applicable taxes" in its 2009 results.

(5)
Our results of operations for 2008 included stock-based compensation expense of $16.1 million, restructuring charges of $0.1 million, acquired in-process research and development expense of $0.4 million, a net gain on sale of private equity investments of $3.4 million, and the operating results of Tamale Software, Inc., subsequent to their acquisition in the fourth quarter of 2008.

(6)
Our results of operations for 2007 included stock-based compensation expense of $12.9 million, restructuring charges of $1.0 million, and a net gain on sale of private equity investments of $3.7 million.

(7)
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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        You should read the following discussion in conjunction with our consolidated financial statements and related notes. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended, including, but not limited to statements referencing our expectations relating to future revenues, expenses and operating margins. Forward-looking statements can be identified by the use of terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" or other similar terms and the negative of such terms regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include, among others, statements regarding the future of the investment management market and opportunities for us related thereto, future expansion, acquisition, divestment of or investment in other businesses and projections of revenues, future cost and expense levels, expected timing and amount of amortization expenses related to past acquisitions, the adequacy of resources to meet future cash requirements, estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, future client wins, future hiring and future product introductions and acceptance. Such forward-looking statements are based on our current plans and expectations and involve known and unknown risks and uncertainties which may cause our actual results or performance to be materially different from any results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to the "Risk Factors" set forth in "Item 1A. Risk Factors" in this Form 10-K, as well as other risks identified from time to time in other Securities and Exchange Commission ("SEC") reports. You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results, levels of activity or performance and represent our expectations only as of the date they are made.

        Unless expressly stated or the context otherwise requires, the terms "we", "our", "us", the "Company" and "Advent" refer to Advent Software, Inc. and its subsidiaries.

Overview

        We offer integrated software products and services for automating and integrating data and work flows across the investment management organization, as well as between the investment management organization and external parties. Our products are intended to increase operational efficiency, improve the accuracy of client information and enable better decision-making. Each solution focuses on specific mission-critical functions of the front, middle and back offices of investment management organizations and is designed to meet the needs of the particular client, as determined by size, assets under management and complexity of their investment process. On October 1, 2009, we completed the sale of our MicroEdge, Inc. subsidiary as further described below. The results of MicroEdge have been reclassified as a discontinued operation for all periods presented. Unless otherwise noted, discussion in this document pertains to our continuing operations. See Notes 1 and 4 of Notes to Consolidated Financial Statements.

Current Economic Environment

        During 2010, our business continued to benefit from an improved economic environment which began during the last half of 2009. For example, we grew bookings, revenues and renewal rates during 2010 as compared to 2009. We maintain our expectations of an improved demand environment for 2011, and are expecting to grow revenues by 8% to 11% in fiscal 2011 as a result of recent booking activity from the prior 12 months and our improved renewal rates. As the current economic situation evolves, we will continue to evaluate its impact on our business and we will remain focused on delivering innovative solutions for our customers. We remain positive about our market position, current product portfolio and future product pipeline. We intend to remain focused on executing in the areas we can influence by continuing to provide high value products while managing our expenses and headcount growth.

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

        We believe our recent financial results validate the strength and stability of our business and the attractiveness of our product portfolio to our customers. For example, our continuing operations have grown revenue, operating income and margin, and operating cash flows during 2010 compared to 2009 and 2009 grew compared to 2008 during a severe market downturn and global economic volatility. In addition, we expect to see a continuing increase in demand for our products during 2011 due to new regulation requiring more transparency and thus, sophisticated accounting software, and growth in the demand from international markets.

Business Focus

        In 2011, we view several investment opportunities such as international expansion and build-out of our Advent OnDemand and Tamale RMS products that take precedence over expanding our near-term operating margins. As a result, we will invest in systems infrastructure, increase our hiring and adjust our compensation programs as required to manage our growth and develop and promote our products and services, and we anticipate our operating margin as a percentage of revenue to grow modestly in 2011.

        We believe our internal, or organic, growth and continued innovation with respect to our software and services business are the foundation of our long-term strategic plan. We invested 18% of revenues in product development in 2010 to enhance our existing portfolio of products and services and to develop new products, features and services. We also believe that an acquisition program is a supporting element of our corporate strategy which can strengthen our competitive position, expand our customer base, and provide greater scale to accelerate innovation. We may continue to acquire companies, products, service and technologies in furtherance of our corporate strategy.

Operating Overview

        Operating highlights of 2010 include:

  •
  Expanded customer relationships and continued acceptance of our product offerings.  We experienced continued demand for both our newest and largest portfolio management and accounting platforms: Advent Portfolio Exchange ("APX") and Geneva. We signed 88 APX contracts, bringing the total number of licenses sold globally to 441, and we signed 44 new Geneva clients bringing the total number of Geneva licenses sold to 288 as of December 31, 2010. We sold Tamale RMS to numerous firms including asset managers, endowment managers and funds of funds.

  •
  New and incremental bookings.  The term license and Advent OnDemand contracts signed in 2010 will contribute approximately $31.8 million in annual revenue ("annual contract value" or "ACV") once they are fully implemented. This represents a 25% increase over the $25.5 million of ACV booked from term license and Advent OnDemand contracts signed in 2009.

  •
  Improvement in renewal rate.  Our renewal rate improved to a 91% initial renewal rate for the third quarter of 2010. This represents a 2-point improvement over the same period of 2009.

  •
  International traction.  We continue to execute on our international growth strategy, with revenues from international sources totaling 15% in 2010. This represents a 1-point improvement over 2009. Additionally, we signed new customers in Bahrain, Singapore, Sweden, Switzerland and the United Kingdom in 2010.

  •
  Acquisition of Goya AS.  During the first quarter of 2010, our wholly-owned Norwegian subsidiary, Advent Norway AS, acquired the entire share capital of Goya AS, a Norwegian software company that provides transfer agency-related solutions to mutual fund managers and mutual fund distributors. Cash consideration of $4.7 million, net of cash acquired, was paid upon closing in March 2010.

  •
  Advent client conference.  We hosted a successful client conference in September 2010 with more than 1,100 attendees, which included executives from the many market segments we serve including: asset managers, financial advisors, hedge funds, prime brokers, fund administrators, family offices, banks, broker dealers and trusts.

  •
  Build-out of new facilities.  During 2009, we signed lease agreements to consolidate office facilities in New York City and Boston, and commenced the build-out of those facilities during the first quarter of 2010. We completed the build-out and consolidated our operations in New York City and Boston during the second and third quarters of 2010, respectively.

  •
  Repurchase of common stock.  We repurchased 1.7 million shares under our Board authorized share repurchase program for a total cash outlay of $35.9 million and an average price of $21.48 per share.

Stock Split

        On December 13, 2010, we announced that our Board of Directors declared a two-for-one stock split, payable in the form of a 100% stock dividend, to stockholders of record at the close of business on January 3, 2011, paid on January 18, 2011. Unless otherwise indicated, all references to number of shares (except shares authorized) and per share information in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" have been adjusted to reflect the stock split on a retroactive basis.

Divestiture of MicroEdge

        During 2009, management determined that the continued growth in the not-for-profit community would require a significant investment of resources and decided to focus on the core business. In connection with this decision, management explored divesting the MicroEdge subsidiary and on October 1, 2009, we completed the sale of MicroEdge. See Note 4, "Discontinued Operation", to the consolidated financial statements for a description of the principal terms of the divestiture.

        In accordance with FASB ASC 205-20, "Discontinued Operations", MicroEdge's results have been reclassified as a discontinued operation in the consolidated statements of operations for all periods presented. The results of operations and the related charges for our discontinued operation are classified as "net income from discontinued operation, net of applicable taxes" in the accompanying consolidated statements of operation for all periods presented. In addition, the assets and liabilities of MicroEdge have been reclassified as assets and liabilities of discontinued operation in the Company's consolidated balance sheet for all periods presented.

        Unless noted otherwise, discussion in this document pertains only to continuing operations.

Recent Developments

        In February 2011, we acquired Syncova Solutions, Ltd., a United Kingdom-based company that provides margin management and debt finance reconciliation and optimization software. Cash consideration of approximately $25 million was paid upon closing in February 2011.

Financial Overview

        The components of revenue from continuing operations during 2010 and 2009, and associated dollar and percentage fluctuations were as follows (in thousands, except % change):

	Fiscal Years
			$ Change	% Change
	2010	2009
Term license revenues	$108,837	$98,382	$10,455	11%
Maintenance revenues	72,907	74,410	(1,503)	(2)%
Other recurring revenues	63,363	49,967	13,396	27%

Total term license, maintenance and other recurring revenues	245,107	222,759	22,348	10%
Recurring revenue as % of total revenue	86%	86%
Asset under administration (AUA) fees	6,947	6,546	401	6%
Other perpetual license fees	4,854	4,729	125	3%

Total perpetual license fees	11,801	11,275	526	5%
Professional services and other	26,593	25,474	1,119	4%

Total net revenues	$283,501	$259,508	$23,993	9%

        We recognized revenue of $283.5 million from continuing operations during 2010, which represented an increase of 9% over the prior year. This increase was driven by significant growth in other recurring revenues of $13.4 million, as we recognized revenues for the full year in 2010 from outsourced services and data services contracts that went live in September 2009, and to a lesser extent, from the increase in term license revenues of $10.5 million due to our bookings activity from the previous 12 months, growth in sales of our Geneva and APX products and our improved renewal rates. These increases were partially offset by a decrease in maintenance revenues of $1.5 million due to maintenance de-activations and perpetual license customers migrating to term licenses. Perpetual license fees in 2010 were up compared to 2009, primarily due to an increase of $0.4 million in incremental assets under administration fees as our clients' experienced modest growth in AUA balances. Professional services and other revenues also increased due to greater consulting activity as a result of the continued growth in bookings driving additional implementations during 2010 and revenues generated by our annual client conference that we hosted in September 2010.

        Total expenses from continuing operations, including cost of revenues, were $247.2 million in 2010, compared with $231.6 million in 2009. Our expenses increased in 2010 from 2009 as a result of costs associated with our client conference, which did not occur in 2009, and investments made in product development to upgrade our products. Additionally, we made investments to expand our business which resulted in higher costs for travel and entertainment, payroll and related expenses, and facilities. The increase in facilities costs reflects new offices in Beijing and Singapore, which were opened in the fourth quarter of 2009 and second quarter of 2010, respectively. Domestic facility costs also increased as we consolidated our offices in New York City and Boston during 2010. In 2009, we signed lease agreements for our new facilities in these cities and during the first quarter of 2010, we commenced the build-out. We occupied our former facilities in New York City and Boston until the build-out for our new facilities was completed; as a result, we incurred rent and utilities expense in both our former and new facilities during 2010 in these cities. We completed the build-out of our new facilities in New York and Boston in May and August 2010, respectively, and moved our operations to consolidate our facility space in both locations.

        Our operating income from continuing operations in 2010 increased to $36.3 million or 13% of revenue from $27.9 million or 11% of revenue in 2009 which is reflective of improved leverage in our operating expense categories. Product development and general and administrative costs were down by one percentage point in 2010 compared to last year.

        Our continuing operations' income tax expense was $11.1 million resulting in a 31% effective tax rate during 2010, compared to $8.3 million or 29%, respectively, in 2009.

        Net income from continuing operations was $24.3 million, resulting in diluted earnings per share of $0.45 for 2010, compared to $20.8 million or $0.39, respectively, in 2009.

        Our continuing operations generated operating cash flow of $76.2 million in 2010, which compares to $72.4 million in 2009.

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

        The term license component of the deferred revenue balance related to implementations in process will increase or decrease in the future depending on the amount of new term license bookings relative to the number of implementations that reach completion in a particular quarter. During 2009, the revenue recognized from completed implementations exceeded the revenue deferred from projects being implemented, resulting in a net recognition of revenue of $6.1 million for fiscal 2009, composed of $3.5 million of term license revenue and $2.6 million of professional services revenue. Subsequently in 2010, we returned to our prior trend of net term license revenue deferral. During 2010, we deferred net revenues of $3.2 million and directly-related expenses of $0.8 million associated with our term licensing model. The impact of these deferrals on our operating income was approximately $2.4 million. The $3.2 million net deferral of revenue is composed of a net deferral of $0.9 million of professional services revenue and a net deferral of $2.3 million of term license revenue. We currently expect that the professional services component of the deferred revenue balance will continue to increase through at least 2011.

        Amounts of revenues and directly-related expenses deferred as of December 31, 2010 and 2009 associated with our term licensing deferral were as follows (in millions):

	December 31
	2010	2009
Deferred revenues
Short-term	$22.7	$20.1
Long-term	5.2	4.6

Total	$27.9	$24.7

Directly-related expenses
Short-term	$6.6	$6.2
Long-term	2.8	2.4

Total	$9.4	$8.6

        Deferred net revenues and directly-related expenses are classified as "Deferred revenues" (short-term and long-term), and "Prepaid expenses and other," and "Other assets," respectively, on the consolidated balance sheets.

Non-GAAP Financial Measures and Other Operational Data

        We also consider certain financial and operating measures that are not prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), including the annual contract value ("ACV") of term license and Advent OnDemand contracts, renewal rates, non-GAAP net income, non-GAAP net income per share and free cash flow in measuring the performance of our business. The non-GAAP measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. However, we believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance, when reviewed in conjunction with our GAAP financial statements. Therefore, these measures should not be considered in isolation or as a substitute for measures prepared in accordance with GAAP, and because these amounts are not determined in accordance with GAAP, they should not be used exclusively in evaluating our business and operations. In addition, undue reliance should not be placed upon non-GAAP or operating information because this information is neither standardized across companies nor subjected to the same control activities and audit procedures that produce our GAAP financial results.

Bookings

        The following table summarizes the Company's quarterly term license and Advent OnDemand bookings (operational information) and the associated average term (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2010
Annual contract value(1)	$7,297	$6,502	$7,554	$10,489	$31,842
Average term(2)	3.0	2.7	2.9	2.8	2.9
2009
Annual contract value(1)	$4,408	$4,306	$6,762	$10,000	$25,476
Average term(2)	2.3	2.0	2.8	3.0	2.7
2008(3)
Annual contract value(1)	$5,510	$6,853	$6,188	$9,553	$28,104
Average term(2)	2.8	3.1	2.9	3.6	3.2

(1)
Annual contract value represents the annual contribution to revenue, once they are fully implemented, from term license and Advent OnDemand contracts signed.

(2)
Average term is weighted by contract value for all new term licenses and Advent OnDemand contracts signed in the period.

(3)
Does not include Advent OnDemand.

        While our bookings in 2009 were impacted by the economic downturn, we experienced an improvement during 2010 resulting from an improved demand environment.

Renewal Rates

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

Renewal Rates	Q410	Q310	Q210	Q110	Q409
Based on cash collections relative to prior year collections
Initially disclosed rate(1)	91%	91%	90%	89%	89%
Updated disclosed rate(2)	n/a	95%	95%	92%	89%

(1)
"Initially disclosed rate" is based on cash collections and reported one quarter in arrears.

(2)
"Updated disclosed rate" reflects initially disclosed rate updated for subsequent cash collections.

        While our renewal rates in 2009 were impacted by the economic downturn, we experienced an improvement during the second half of 2010.

Non-GAAP Net Income and Non-GAAP Net Income Per Share

        Non-GAAP net income is calculated by adjusting GAAP net income for the provision for income taxes, stock-based compensation expense, amortization of purchased intangibles, restructuring charges and other non-recurring items. Non-GAAP net income per share is calculated by dividing non-GAAP net income by the weighted average number of diluted shares outstanding for the period. Non-GAAP net income and non-GAAP net income per share, and reconciliation to its most directly comparable GAAP financial measures, for fiscal 2010, 2009 and 2008 were as follows (in thousands, except per share amounts):

	Fiscal Years
	2010		2009		2008
GAAP net income / net income per share	$24,319	$0.45	$20,774	$0.39	$17,316	$0.31
Amortization of acquired developed technology	3,325	0.06	3,128	0.06	938	0.02
Stock-based compensation—cost of revenues	2,915	0.05	2,966	0.06	2,369	0.04
Amortization of other acquired intangibles	1,272	0.02	1,666	0.03	1,160	0.02
Stock-based compensation—operating expenses	15,515	0.28	15,196	0.29	13,739	0.25
Restructuring charges	840	0.02	130	—	101	—
Acquired in-process research and development	—	—	—	—	400	0.01
Investment gain	—	—	(2,056)	(0.04)	(3,393)	(0.06)
Income tax adjustment(1)	(9,656)	(0.18)	(9,207)	(0.17)	(8,913)	(0.16)

Non-GAAP net income / net income per share	$38,530	$0.71	$32,597	$0.62	$23,717	$0.43

(1)
The estimated non-GAAP effective tax rate was 35% for fiscal 2010, 2009 and 2008, respectively, and has been used to adjust the provision for income taxes for non-GAAP purposes.

        The growth in non-GAAP net income and net income per share since 2008 reflected improved operating leverage in our business as we've been able to grow revenues at a faster pace than our variable costs. In 2010, we made additional investments to expand our international presence resulting in slower growth of non-GAAP net income and net income per share during 2010 compared to 2009.

Free Cash Flow

        Free cash flow is defined as cash flow from operations less cash used for purchases of property and equipment and capitalized software development costs. Free cash flow, and reconciliation to its most directly comparable GAAP measure of operating cash flow, for fiscal 2010, 2009 and 2008 was as follows (in thousands):

	Fiscal Years
	2010	2009	2008
Cash provided by operating activities	$76,218	$72,427	$70,337
Purchases of property and equipment	(17,418)	(4,575)	(21,851)
Capitalized software development costs	(2,144)	(2,893)	(2,307)

Free cash flow	$56,656	$64,959	$46,179

        The fluctuations in free cash flow during these periods primarily reflected our capital expenditure activity. We built-out our new office facilities in New York City and Boston during 2010, and additional space at our headquarters facility in San Francisco during 2008.

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

        We typically license our products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the assets under administration, the number of site installations and the number of authorized users. We have substantially completed our transition from selling mostly perpetual licenses to selling a mix of term and perpetual licenses, and expect term license revenue to continue to increase as a proportion of total recurring revenues (which we define as term license, maintenance and other recurring revenues) in the future. Term license revenue comprised approximately 44%, 44% and 35% of total term license, maintenance and other recurring revenues in 2010, 2009 and 2008, respectively. Revenue recognition for software licensed under term and perpetual license models differs depending on which type of contract a customer signs:

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

        These variables are sensitive and change on a daily basis. As a result, the financial result from issuing the same number of options or SARs can vary significantly over time. The following table reflects the change in the fair value of a hypothetical option or SAR as a result of a hypothetical change in one of the underlying assumptions:

Assumption	Base Case	Assumption Change	Value Change	Assumption Change	Value Change
Grant and stock price	$30.00	+$1	$0.32	-$1	$(0.31)
Risk-free interest rate	2%	+0.5%	$0.25	-0.5%	$(0.24)
Volatility	36%	+5%	$1.13	-5%	$(1.15)
Expected life (years)	4.96	+1 year	$0.78	-1 year	$(0.90)
Expected dividend yield	1%	+1%	$(0.92)	-1%	$1.00
Base Option Value	$9.38

        Historically, our SAR and stock option awards granted to employees cliff vest 20% after one year and monthly thereafter over the next 48 months. Starting in February 2009, we reduced the vesting period from 5 years to 4 years, and SARs and stock option awards granted to employees now cliff vest 25% after one year and monthly thereafter over the next 36 months. Our restricted stock unit ("RSU") awards cliff vest 50% after two years and 50% after four years. ASC 718, "Compensation—Stock Compensation", requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on our annual forfeiture rate. The annual forfeiture rate is based on our historical forfeiture experience over the last ten years. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. A decrease in our annual forfeiture rate assumption would increase stock-based compensation expense. The estimated impact of a hypothetical 500 basis point decrease in the annual forfeiture rate on stock-based compensation expense for 2010 would have been an increase of approximately $0.3 million.

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

        Additionally, $3.0 million of the Purchase Price has been placed in escrow for eighteen (18) months following the close to be held as security for losses incurred by the Purchaser in the event of certain breaches of the representations and warranties contained in the Agreement or certain other events. Given the uncertainty associated with the potential losses, any gain on sale associated with the $3.0 million held in escrow will be recorded by the Company when realized.

        Goodwill.    We review our goodwill for impairment annually during the fourth quarter of our fiscal year (as of November 1) and more frequently if an event or circumstance indicates that an impairment loss has occurred. We are required to test our goodwill for impairment at the reporting unit level. We determined that the Company has two reporting units, Domestic and International, which comprise our Advent Investment Management segment, for the goodwill impairment testing performed during the fourth quarter of 2010. The test for goodwill impairment is a two-step process:

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

        Determining the fair value of a reporting unit is subjective and requires judgment at many points during the test including the development of future revenue and expense forecasts used to calculate future cash flows, the selection of risk-adjusted discount rates, and determination of market comparable entities. During the fourth quarter of 2010, Advent completed the first step of its annual impairment test and determined that Advent's reporting units as of the latest impairment testing date is substantially in excess of carrying value. As Advent determined that none of the reporting units were at risk for failing step one of the impairment testing, the second step of the impairment test was not necessary to perform.

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

        Sales returns and accounts receivable allowances.    Our standard practice is to enforce our contract terms and not allow our customers to return software. We have, however, allowed customers to return software on a limited case-by-case basis and have recorded sales returns provisions as offsets to revenue in the period the sales return becomes probable. We use our judgment in estimating our sales returns. We analyze customer demand, acceptance of products and historical returns when evaluating the adequacy of the allowance for sales returns, which are not generally provided to customers. Beginning in the second quarter of 2007, we changed our methodology to supplement our judgment for calculating the value of reserves that considered the last 12 months of return experience.

        Our ability to estimate returns is based on our long history of experience with relatively homogenous transactions and the fact that the return period is short. The estimates for returns are adjusted periodically based upon changes in historical rates of returns and other related factors. We have recorded a sales returns provision (benefit) to decrease (increase) revenue for these situations based on our historical experience of $(0.6) million, $0.3 million and $0.2 million in fiscal 2010, 2009 and 2008, respectively.

        We use our judgment in estimating our allowance for doubtful accounts. In order to estimate our allowance for doubtful accounts, we analyze specific accounts receivables, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. We have recorded a provision for bad debt expense of $0.2 million, $0.2 million and $0.6 million in fiscal 2010, 2009 and 2008, respectively.

Results of Operations for Fiscal Years 2010, 2009 and 2008

        The following table summarizes, for the periods indicated, certain items in the consolidated statements of operations as a percentage of net revenues. The financial information and the ensuing discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

	Fiscal Years
	2010	2009	2008
Net revenues:
Term license, maintenance and other recurring	86%	86%	80%
Perpetual license fees	4	4	7
Professional services and other	9	10	12

Total net revenues	100	100	100
Cost of revenues:
Term license, maintenance and other recurring	18	18	18
Perpetual license fees	*	*	*
Professional services and other	10	11	14
Amortization of developed technology	2	2	1

Total cost of revenues	31	32	34

Gross margin	69	68	66
Operating expenses:
Sales and marketing	24	24	24
Product development	18	19	18
General and administrative	13	14	15
Amortization of other intangibles	*	1	*
Acquired in-process research and development	*	*	*
Restructuring charges	*	*	*

Total operating expenses	57	57	58

Income from continuing operations	13	11	8
Interest expense	*	*	*
Interest income and other, net	*	*	*
Gain on sale of equity investments, net	*	1	1

Income from continuing operations before income taxes	12	11	9
Provision for income taxes	4	3	2

Net income from continuing operations	9	8	7
Discontinued operation:
Net income from discontinued operation	*	6	1

Net income	9%	14%	8%

Percentages are based on actual values. Totals may not sum due to rounding.

*
Less than 1%

NET REVENUES

	2010	2009	2008
	(in thousands, except percentages)
Total net revenues	$283,501	$259,508	$237,884
Change over prior year	$23,993	$21,624
Percent change over prior year	9%	9%

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

        As a percentage of net revenues, revenues from recurring sources have grown to over 85% since fiscal 2009, and conversely revenues from perpetual licenses have decreased as follows:

As a percentage of net revenues	2010	2009	2008
Revenues from recurring sources	86%	86%	80%
Revenues from perpetual license fees	4%	4%	7%

        As we continue to sign term license agreements for new customers, grow our subscription, data management and outsourced services revenues, and our customers renew their perpetual maintenance, we expect our revenue from recurring sources to continue to increase slightly as a percent of net revenues.

        Net revenues increased in 2010 and 2009 due to continued customer adoption for many of our products and services, which principally includes increases in sales of our APX and Geneva products. The year-over-year growth in total net revenues for 2010 was due to higher revenues from recurring sources, primarily other recurring revenues and term license revenues, which reflected 10% and 16% growth in term license, maintenance and other recurring revenues during 2010 and 2009, respectively. The increase in total net revenues for 2010 was due principally to revenue being recognized for a full year from several large data service and outsourcing arrangements where implementation was completed in September 2009 and the increase in term license revenue. The increase in professional services and other revenues was due to higher consulting services activity and our client conference which we returned to hosting in 2010.

        Revenues derived from international sales were $43.0 million, $36.5 million and $37.0 million in 2010, 2009 and 2008, respectively. The increase in international revenue in dollar amount during 2010 is primarily due to an increase in new business in international locations due to an improvement in economic conditions in those regions, and to a lesser extent, increases in the market values of AUA balances for our EMEA customers. We plan to continue expanding our international sales efforts, both in our current markets and elsewhere. The revenues from customers in any single international country did not exceed 10% of total net revenues.

        We expect net revenues to be in the range of $307 million to $314 million for fiscal 2011. Additionally, as we continue to sign term license and Advent OnDemand contracts with new customers,

we expect our revenue from recurring sources to continue to increase slightly as a percent of net revenues.

Term License, Maintenance and Other Recurring Revenues

	2010	2009	2008
	(in thousands, except percentages)
Term license revenues	$108,837	$98,382	$66,053
Maintenance revenues	72,907	74,410	77,700
Other recurring revenues	63,363	49,967	47,691

Total term license, maintenance and other recurring revenues	$245,107	$222,759	$191,444
Percent of total net revenues	86%	86%	80%
Change over prior year	$22,348	$31,315
Percent change over prior year	10%	16%

        We began our transition to a term license model in 2004 and have experienced growth in our term license ACV bookings through 2008. In 2009, we experienced a 9% decline in ACV bookings reflecting the dramatic market downturn and global economic volatility that began in the fourth quarter of 2008 and continued through most of 2009. In 2010, ACV bookings increased by 25% when compared to the prior year. Revenues from term licenses, which include both the software license and maintenance services for term licenses, grew 11% in 2010 from 2009 and represented 44% of total term license, maintenance and other recurring revenues in 2010 and 2009, respectively, and 35% in 2008. The growth of term license revenues in 2010 and 2009 reflects the continued layering of incremental ACV sold in previous periods into our term revenue and the continued market acceptance of our Geneva, APX, Axys, Partner, Moxy and Tamale products. As a percentage of total net revenues, total recurring revenues remained flat at 86% during 2010, as the increase was partially offset by the net term license revenue deferral for fiscal 2010. For our term licenses, we defer all revenue on new bookings until our implementation services are complete. For fiscal 2010, 2009 and 2008, the term license deferral/recognition increased (decreased) the Company's term license revenues as follows:

	2010	2009	2008
	(in thousands)
Term license revenues	$(2,316)	$3,507	$(2,790)
Change over prior year	$(5,823)	$6,297

        During 2009, the revenue recognized from completed implementations exceeded the revenue deferred from projects being implemented as several large implementations were completed, resulting in a net recognition of term license revenue of $3.5 million in 2009. During 2010, we returned to our prior trend of net term license revenue deferral as our ACV bookings during this period increased 25% compared to 2009, resulting in the deferral of $2.3 million in 2010.

        Maintenance revenues from perpetual licenses decreased by $1.5 million and $3.3 million during 2010 and 2009, respectively. These decreases were due to maintenance de-activations from customer attrition, maintenance level downgrades, reductions in products licensed or number of users by clients, perpetual license customers migrating to term licenses, and continued decrease in new perpetual license customers, partially offset by the impact of price increases.

        Other recurring revenues, which primarily include revenues from the provision of software interfaces to download securities information from third party data providers, partial or full business process outsourcing, account aggregation, reconciliation, reference data management, and hosting of hardware and/or software, increased $13.4 million and $2.3 million during 2010 and 2009, respectively. In 2010, the increase in other recurring revenues was primarily due to growth in revenues of

$9.2 million from outsourced services as several large implementations went live in September 2009 and to a lesser extent, from the increase of $4.2 million in our subscription and data management revenues. In 2009, the increase in other recurring revenues was due to the growth in our outsourced services of $1.6 million and to a lesser extent, from the increase of $0.7 million in our subscription and data management revenues.

        As we continue to sign term license agreements for new customers, we expect our revenue from recurring sources to continue to increase slightly as a percent of net revenues.

Perpetual License Fees

	2010	2009	2008
	(in thousands, except percentages)
Assets under administration (AUA) fees	$6,947	$6,546	$8,417
Other perpetual license fees	4,854	4,729	8,391

Total perpetual license fees	$11,801	$11,275	$16,808
Percent of total net revenues	4%	4%	7%
Change over prior year	$526	$(5,533)
Percent change over prior year	5%	(33)%

        Total perpetual license fees increased during 2010, primarily due to modest increases in the AUA balances of our clients. Incremental assets under administration fees from perpetual licenses increased by $0.4 million during 2010 when compared to 2009, as clients experienced growth in the market value of AUA balances due to improved market conditions. Total perpetual license fees decreased during 2009 as we licensed fewer perpetual seats and modules to our existing perpetual client base. Additionally, incremental assets under administration fees from perpetual licenses decreased by $1.9 million in 2009 compared to 2008, as clients experienced declines in the market value of AUA balances due to deteriorating market conditions.

Professional Services and Other Revenues

	2010	2009	2008
	(in thousands, except percentages)
Professional services and other revenues	$26,593	$25,474	$29,632
Percent of total net revenues	9%	10%	12%
Change over prior year	$1,119	$(4,158)
Percent change over prior year	4%	(14)%

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

        Professional services and other revenues fluctuated due to the following (in thousands):

	Change From 2009 to 2010	Change From 2008 to 2009
Increased (decreased) consulting services	$2,286	$(7,611)
Increased (decreased) client conference	1,043	(1,665)
Increased (decreased) reimbursable travel revenue	566	(1,466)
Increased (decreased) custom report services	443	(1,248)
Increased (decreased) project management	60	(984)
(Increased) decreased term license implementation deferral	(3,487)	9,417
Various other items	208	(601)

Total change	$1,119	$(4,158)

        The revenue increase in 2010 primarily reflected increased revenue from consulting services, reimbursable travel, and conference, partially offset by the revenue deferral impact associated with term license implementations. During 2010, we experienced an increase in new service engagements resulting in the increase in consulting services and related reimbursable travel revenue. Conference revenue also increased as we returned to hosting our client conference in 2010.

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

        The impact of our term license implementation recognition (deferral) on professional services revenues was as follows:

	2010	2009	2008
	(in thousands, except percentages)
Net recognition (deferral) of professional services revenue related to term license implementations	$(875)	$2,612	$(6,805)
Change over prior year	$(3,487)	$9,417

        During 2010, the net impact of the term license implementation deferral was minimal as the revenue deferred from implementations in process in 2010 was nearly offset by the revenue recognized from completed implementations. As our bookings activity contracted in 2009 and more professional service implementation projects were able to reach substantial completion during 2009, the revenue recognized from completed implementations exceeded the revenue deferred from projects being implemented, resulting in a net recognition of revenue of $2.6 million, representing a $9.4 million increase to professional services revenue compared to the net deferral of $6.8 million during 2008.

COST OF REVENUES

	2010	2009	2008
	(in thousands, except percentages)
Total cost of revenues	$86,810	$82,545	$81,505
Percent of total net revenues	31%	32%	34%
Change over prior year	$4,265	$1,040
Percent change over prior year	5%	1%

        Our cost of revenues is made up of four components: cost of term license, maintenance and other recurring; cost of perpetual license fees; cost of professional services and other; and amortization of developed technology. The increase in total cost of revenues in absolute dollars in 2010 was due principally to increases in the cost of term license, maintenance and other recurring related to new hires to support our increase in demand for technical support and outsourcing data services, costs related to our client conference and to an increase in amortization of developed technology costs, partially offset by decreased payroll and related costs from our professional services group. Cost of revenues as a percent of total net revenues decreased in 2010 due to growth in term license, maintenance and other recurring revenues. The gross margin improvement in 2010 was primarily due to the redeployment of consulting employees to other areas of our business as we work more through third party providers, and higher utilization of our current consulting employees. However, consistent with historical trends, we are still experiencing negative gross margins on professional services revenues as a result of the significant deferral of professional services revenues and costs associated with our term license implementation.

Cost of Term License, Maintenance and Other Recurring

	2010	2009	2008
	(in thousands, except percentages)
Cost of term license, maintenance and other recurring	$51,261	$46,823	$43,798
Percent of total term license, maintenance and other recurring revenues	21%	21%	23%
Change over prior year	$4,438	$3,025
Percent change over prior year	9%	7%

        Cost of term license fees consists primarily of royalties and other fees paid to third parties, the fixed direct labor and third-party costs involved in producing and distributing our software, and cost of product media including duplication, manuals and packaging materials. Cost of maintenance and other recurring revenues is primarily comprised of the direct costs of providing technical support services under maintenance agreements and other services for recurring revenues, and royalties paid to third party subscription-based and transaction-based vendors. Gross margins for term license, maintenance and other recurring were 79%, 79% and 77% during 2010, 2009 and 2008, respectively.

        Cost of term license, maintenance and other recurring fluctuated due to the following (in thousands):

	Change From 2009 to 2010	Change From 2008 to 2009
Increased payroll and related	$2,546	$4,133
Increased (decreased) allocation-in of facility and infrastructure expenses	902	(190)
Increased (decreased) travel and entertainment	813	(35)
Increased depreciation	574	435
Increased (decreased) outside services	327	(214)
Increased (decreased) recruiting	96	(235)
Decreased royalties	(939)	(1,008)
Various other items	119	139

Total change	$4,438	$3,025

        The increase in absolute dollars in 2010 and 2009 was due primarily to an increase in compensation and related costs resulting from increases in salary costs and headcount which enables us to deliver the technical support services we provide to our growing number of clients in their day-to-day use of our software. During 2010, headcount increased to 292 employees at December 31, 2010 from 270 employees at December 31, 2009. During 2009, headcount decreased to 270 employees at December 31, 2009 from 278 employees at December 31, 2008, but was higher on average in 2009 as we increased headcount by 21 heads from our Tamale acquisition in October 2008. We allocate facility and infrastructure expenses based on headcount and consistent with the increase in departmental headcount, we allocated more of these costs to our term license, maintenance and other recurring departments in 2010. Allocation-in of facility and infrastructure costs decreased in 2009 when compared to 2008 as we did not include the headcount from Tamale in determining the amount of facility and infrastructure costs to allocate to the cost of term license, maintenance and other recurring.

        Higher travel and entertainment, and outside services also contributed to the overall cost increase during 2010. Travel and entertainment costs increased due to increased travel by our employees associated with providing client support services as well as our client conference, which we suspended in 2009, but resumed in 2010. The increase to outside services reflects more activity and utilization of third party consultants during 2010 compared to 2009.

        The impact of these cost increases during 2010 and 2009 was partially offset by lower royalty expenses resulting from decreased renewal activity with third party subscription-based and transaction-based vendors.

Cost of Perpetual License Fees

	2010	2009	2008
	(in thousands, except percentages)
Cost of perpetual license fees	$274	$327	$488
Percent of total perpetual license revenues	2%	3%	3%
Change over prior year	$(53)	$(161)
Percent change over prior year	(16)%	(33)%

        Cost of perpetual license fees consists primarily of royalties and other fees paid to third parties, the fixed direct labor and third party costs involved in producing and distributing our software, and cost of product media including duplication, manuals and packaging materials. The cost of perpetual license fees decreased during 2010 and 2009 primarily as a result of a decrease in product media costs. During

2010 and 2009, we experienced a decrease in product related costs as we continued to transition away from perpetual licensing.

Cost of Professional Services and Other

	2010	2009	2008
	(in thousands, except percentages)
Cost of professional services and other	$28,901	$29,777	$34,158
Percent of total professional services revenues	109%	117%	115%
Change over prior year	$(876)	$(4,381)
Percent change over prior year	(3)%	(13)%

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

        Cost of professional services and other fluctuated due to the following (in thousands):

	Change From 2009 to 2010	Change From 2008 to 2009
Decreased (increased) service cost deferral related to term implementations	$(1,903)	$4,063
Decreased payroll and related	(1,014)	(1,782)
Decreased allocation-in of facility and infrastructure expenses	(163)	(469)
Increased (decreased) outside services	(84)	(1,997)
Increased (decreased) marketing	1	(285)
Increased (decreased) travel and entertainment	780	(2,101)
Increased (decreased) conference	1,514	(1,447)
Various other items	(7)	(363)

Total change	$(876)	$(4,381)

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

        During 2009, several large implementation projects related to our APX and Geneva products reached substantial completion, and the costs recognized from completed implementations exceeded the costs deferred from projects being implemented. During 2010, we returned to our prior trend of deferring costs. The impact of our term license implementation recognition (deferral) on professional services costs for 2010, 2009 and 2008 was as follows:

	2010	2009	2008
	(in thousands, except percentages)
Net recognition (deferral) of professional services costs related to term license implementations	$(649)	$1,254	$(2,809)
Change over prior year	$(1,903)	$4,063
Percent change over prior year	(152)%	(145)%

        Over the past several years, we have redeployed consulting employees to other areas of our business, resulting in the decreases in payroll related costs and allocation-in of facility and infrastructure expenses during 2010 and 2009. Headcount in our consulting group was 107, 105 and 132 at December 31, 2010, 2009 and 2008, respectively. Although consulting headcount was slightly higher at 107 employees as of the end of 2010 compared to 2009, average headcount was higher during 2009 at approximately 118 consulting employees.

        The decrease in outside services, and travel and entertainment in 2009 reflects a lower level of professional service activity and lower utilization of consulting employees during 2009 compared to 2008. During 2010, consistent with the increase in professional service activity, we experienced an increase in travel and entertainment costs.

        In lieu of hosting the Advent client conference in 2009, we elected to host smaller-scale road shows as customers and prospects were cautious about budgets during 2009. As the financial markets stabilized, we returned to hosting the Advent client conference in 2010 resulting in the fluctuations in conference related costs during 2010 and 2009.

        Gross margins for professional services and other were (9)%, (17)% and (15)% during 2010, 2009 and 2008, respectively. The gross margin improvement in 2010 was primarily due to the redeployment of consulting employees to other areas of our business as we worked more through third party providers, and higher utilization of our current consulting employees. As the deferred professional services revenue and expense associated with our term licenses continue to flow back into our operating results, we believe the margin will continue to improve over time.

Amortization of Developed Technology

	2010	2009	2008
	(in thousands, except percentages)
Amortization of developed techology	$6,374	$5,618	$3,061
Percent of total net revenues	2%	2%	1%
Change over prior year	$756	$2,557
Percent change over prior year	13%	84%

        Amortization of developed technology represents amortization of acquisition-related intangibles, and amortization of capitalized software development costs previously capitalized under ASC 985, "Costs of Software to be Sold, Leased, or Marketed". The increase in absolute dollars in 2010 resulted from additional amortization from software development costs capitalized during 2009 and 2010, and to a lesser extent, amortization from technology related intangible assets associated with Goya AS which we acquired in March 2010, partially offset by decreased amortization from other developed technology assets that were fully amortized during 2010. The increase in 2009 reflected increased amortization from technology-related intangible assets associated with Tamale which we acquired in October 2008, and to a lesser extent, amortization from software development costs previously capitalized under ASC 985.

OPERATING EXPENSES

Sales and Marketing

	2010	2009	2008
	(in thousands, except percentages)
Sales and marketing	$69,151	$62,738	$57,939
Percent of total net revenues	24%	24%	24%
Change over prior year	$6,413	$4,799
Percent change over prior year	10%	8%

        Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars.

        Sales and marketing expense fluctuated due to the following (in thousands):

	Change From 2009 to 2010	Change From 2008 to 2009
Increased payroll and related	$2,309	$7,202
Increased (decreased) travel and entertainment	2,131	(1,710)
Increased (decreased) marketing	1,213	(211)
Increased allocation-in of facility and infrastructure expenses	1,143	516
Decreased outside services	(309)	(389)
Decreased bad debt and broker fees	(215)	(422)
Various other items	141	(187)

Total change	$6,413	$4,799

        The dollar amount increase in expense in 2010 and 2009 reflects the growth of our sales and marketing efforts. As we continue to expand our sales and marketing efforts internationally, we have grown our headcount to 203 at December 31, 2010 from 185 and 181 (9 employees from the Tamale acquisition) at December 31, 2009 and 2008, respectively, resulting in an increase in payroll related costs and allocation-in of facility and infrastructure expenses in 2010 and 2009.

        After hosting a road show in lieu of the Advent client conference in 2009, we resumed holding our client conference and offsite meetings for our sales groups in 2010. The costs associated with these events contributed to the fluctuations in travel and entertainment, and marketing costs in 2010 and 2009.

        The decrease in outside services during 2010 primarily reflected the renegotiation of contract terms associated with a vendor as well as cost control measures implemented in 2009. In addition, as fewer accounts were sent to collections during 2010 and 2009, we experienced a corresponding decrease in bad debt expense during these periods.

        In 2011, we expect sales and marketing expenses to increase in dollar amount but remain relatively flat as a percentage of total net revenues compared with 2010, as we will incur additional headcount and travel expenses to support our geographical expansion.

Product Development

	2010	2009	2008
	(in thousands, except percentages)
Product development	$51,416	$48,443	$42,897
Percent of total net revenues	18%	19%	18%
Change over prior year	$2,973	$5,546
Percent change over prior year	6%	13%

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

        We invested 18%, 19% and 18% of our revenues in product development during 2010, 2009 and 2008, respectively. Product development expenses fluctuated due to the following (in thousands):

	Change From 2009 to 2010	Change From 2008 to 2009
Increased payroll and related	$2,071	$6,889
Increased allocation-in of facility and infrastructure expenses	1,244	6
Decreased (increased) capitalization of product development	750	(587)
Increased computers and telecommunications	58	203
Decreased outside services	(1,186)	(927)
Various other items	36	(38)

Total change	$2,973	$5,546

        The increases in product development expenses during fiscal 2010 and 2009 were primarily due to increases in payroll and related costs resulting from headcount additions to help continue the enhancement of our existing product suite including new versions of Geneva, APX, Axys, Moxy, Advent Rules Manager, Advent Revenue Center, Partner and Tamale RMS. Headcount increased to 287 (7 employees from the Goya AS acquisition in March 2010) at December 31, 2010, from 279 (50 individuals from third party contractor status to employee status in our new Beijing office in December 2009) and 216 (23 employees from the Tamale acquisition in October 2008) at December 31, 2009 and 2008, respectively. Consequently, we allocated more facility and infrastructure costs in 2010 to our product development department as a result of the increased headcount. Since the majority of the headcount additions for 2009 occurred in December, allocation-in of facility and infrastructure expenses was consistent between 2008 and 2009.

        The fluctuations in the capitalization of our product development costs is attributable to the timing of product releases during fiscal 2010 and 2009 as we capitalized $2.2 million of costs during fiscal 2010 primarily associated with new releases of Geneva, Axys, Moxy, Partner and Revenue Center. In fiscal 2009, we capitalized $3.0 million of costs in fiscal 2009 associated with Geneva, APX, Axys, Partner, Revenue Center and Rules Manager.

        These increases were partially offset by the decrease in outside service costs in 2010 and 2009, as we converted third party contractors in China to employees during the fourth quarter of 2009 and utilized an outside service provider to assist in the development of our Geneva product in 2008.

        We expect product development expenses to increase in dollar amount in 2011 but to remain at approximately 18% of revenues in 2011.

General and Administrative

	2010	2009	2008
	(in thousands, except percentages)
General and administrative	$37,707	$36,107	$35,887
Percent of total net revenues	13%	14%	15%
Change over prior year	$1,600	$220
Percent change over prior year	4%	1%

        General and administrative expenses consist primarily of personnel costs for information technology, finance, administration, operations and general management, as well as legal and accounting expenses.

        General and administrative expenses fluctuated due to the following (in thousands):

	Change From 2009 to 2010	Change From 2008 to 2009
Increased facilities	$2,470	$1,059
Increased payroll and related	1,157	590
Increased (decreased) travel and entertainment	520	(191)
Increased depreciation	91	534
Increased allocation-out of facility and infrastructure expenses	(2,305)	(487)
Decreased computers and telecom	(328)	(84)
Decreased legal and professional	(237)	(1,115)
Various other items	232	(86)

Total change	$1,600	$220

        The increase in total general and administrative expenses in absolute dollars in 2010 and 2009 was primarily due to the increases in facilities costs related to our new facilities in New York and Boston and, to a lesser extent, our new offices in Beijing which we opened during the fourth quarter of 2009, and Singapore which we opened during the second quarter of 2010. During 2009, we signed lease agreements for our new facilities in New York City and Boston and commenced the build-out of those facilities in the first quarter of 2010. We continued to occupy our former facilities in New York and Boston until the build-out of our new facilities was completed. As a result, we incurred rent and utilities expense in both our former and new facilities. We completed the build-out of our new facilities in New York and Boston in May and August 2010, respectively, and moved our operations to consolidate our facility space in both locations.

        Payroll and other related costs increased during fiscal 2010 as a result of lower capitalization of payroll costs associated with our internally developed software projects, higher bonus costs and higher salary expense due to annual merit increases. Headcount increased slightly to 161 at December 31, 2010 from 158 at December 31, 2009. The increase in travel and entertainment costs during 2010 is primarily due to higher travel-related activity by our general and administrative personnel associated with the growth of our business, international expansion and our client conference. These cost increases were partially offset by the allocation-out of corporate expenses to other departments. Corporate expenses, such as facility and information costs, are initially recognized in our general and administrative department and then allocated out to other departments based on headcount. As headcount in our other departments grew at a higher rate during the past year than our general and administrative department, we allocated-out more facility and information technology costs resulting in less general and administrative expense during 2010. In addition, we reduced computers and telecom expense from lower computer supply expense and reduced legal and professional fees resulting from lower accounting fees for external audit.

        Payroll and other related costs increased during fiscal 2009 due to headcount additions partially offset by a decrease from lower severance costs as we incurred severance costs associated with our former Chief Financial Officer during the third quarter of 2008. Headcount remained flat between December 31, 2009 and December 31, 2008 at 158, but was higher on average year-over-year as a result of our Tamale acquisition in October 2008. Additionally, depreciation was higher in 2009 as a result of a full year's depreciation of assets from the Tamale acquisition, which we acquired on October 2008 and accelerated depreciation associated with the planned exit of our facility in New York City in 2010. These cost increases were partially offset by a decrease in legal and professional fees as a result of lower accounting fees for external audit and Sarbanes-Oxley vendors, and lower legal fees. In addition, we incurred an increase in the allocation-out of facility and infrastructure expenses to other departments associated with higher allocable expenses (information technology and facilities charges) in 2009 and lower recruiting fees from a lower volume of external recruiting activities.

Amortization of Other Intangibles

	2010	2009	2008
	(in thousands, except percentages)
Amortization of other intangibles	$1,272	$1,666	$1,160
Percent of total net revenues	0%	1%	0%
Change over prior year	$(394)	$506
Percent change over prior year	(24)%	44%

        Other intangibles represent non-technology related intangible assets. The decrease in amortization during 2010 is primarily due to the customer list from Advent Outsource Data Management, LLC ("Advent Outsource"), which we acquired in November 2002 becoming fully amortized in November 2009, partially offset by increased amortization from intangible assets associated with Goya AS, which we acquired in March 2010. The increase in amortization during 2009 was attributed to additional amortization from intangible assets acquired through the Tamale acquisition in October 2008.

Acquired In-Process Research and Development ("IPR&D")

	2010	2009	2008
	(in thousands, except percentages)
Acquired in-process research and development	$—	$—	$400
Percent of total net revenues	0%	0%	0%
Change over prior year	$—	$(400)

        During 2008, we expensed acquired IPR&D costs of $400,000 in connection with our Tamale acquisition. IPR&D was expensed as the acquired technology had not reached technological feasibility and had no alternative uses. Technological feasibility is defined as being equivalent to completion of a beta-phase working prototype in which there is no remaining risk relating to the development.

Restructuring Charges

	2010	2009	2008
	(in thousands, except percentages)
Restructuring charges	$840	$130	$101
Percent of total net revenues	0%	0%	0%
Change over prior year	$710	$29
Percent change over prior year	546%	29%

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

        During 2010, we recorded restructuring charges of $0.8 million which primarily related to facility and exit costs associated with the relocation and consolidation of our facilities in New York City and Boston during the second and fourth quarter of 2010, respectively.

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

        For additional analysis of the components of the payments and charges made against the restructuring accrual in fiscal 2010, 2009, and 2008, see Note 8, "Restructuring Charges" to our consolidated financial statements.

        At December 31, 2010, we had an accrual of $1.3 million of excess facility costs of which $0.8 million and $0.5 million are included in accrued liabilities and other long-term liabilities, respectively. The accrued facility exit costs of $1.3 million are stated at estimated fair value, net of estimated sub-lease income of $1.4 million. We expect to pay the remaining obligations in connection with vacated facilities over the remaining lease terms, which will expire on various dates through 2012.

Interest Expense

	2010	2009	2008
	(in thousands, except percentages)
Interest expense	$(54)	$(484)	$(584)
Percent of total net revenues	0%	0%	0%
Change over prior year	$430	$100
Percent change over prior year	(89)%	(17)%

        The decrease in interest expense of $0.4 million during 2010 resulted from zero debt outstanding during the period, compared to a debt balance of up to $25 million in 2009.

        The decrease in interest expense of $0.1 million during 2009 reflects the impact of a lower interest rate and a smaller amount of debt being outstanding during the year in 2009 compared to 2008. In November 2008, we drew down $25.0 million against our Credit Facility, which bore interest at the

Wells Fargo prime rate of 4.0%. During the first half of 2009 the Company repaid the balance of $20.0 million.

Interest Income and Other Expense, net

	2010	2009	2008
	(in thousands, except percentages)
Interest income and other expense, net	$(841)	$(332)	$369
Percent of total net revenues	0%	0%	0%
Change over prior year	$(509)	$(701)
Percent change over prior year	153%	(190)%

        Interest income and other expense, net consists of interest income, realized gains and losses on investments and foreign currency gains and losses.

        Interest income and other expense, net fluctuated due to the following (in thousands):

	Change From 2009 to 2010	Change From 2008 to 2009
Increase (decrease) in interest income	$105	$(900)
Decrease (increase) in foreign currency losses	(557)	205
Various other items	(57)	(6)

Total change	$(509)	$(701)

        The increase in interest income during 2010 reflects higher cash and investment balances in 2010 compared to the same periods in 2009. Declining market interest rates and a conservative investment portfolio contributed to the decrease in interest income during 2009, despite our higher overall cash balance.

        Foreign exchange losses increased during 2010 as the US dollar strengthened against the Pound Sterling, the Euro and other foreign currencies in 2010 and decreased during 2009 as the US dollar weakened against foreign currencies in 2009.

Gain on Sale of Equity Investments, net

	2010	2009	2008
	(in thousands, except percentages)
Gain on sale of equity investments, net	$—	$2,056	$3,393
Percent of total net revenues	0%	1%	1%
Change over prior year	$(2,056)	$(1,337)
Percent change over prior year	(100)%	(39)%

        Gain on sale of equity investments includes realized gains on sale and impairment losses of our investments in privately held companies. The gain in 2009 reflects the second and final deferred contingent payment of $2.1 million related to the sale of our ownership in LatentZero Limited ("LatentZero") to Fidessa group plc (formerly royalblue group plc) while the gain in 2008 reflects the initial deferred contingent payment of $3.4 million that we received in April 2008. The sale occurred in 2007 and total payments received by Advent from the sale of its LatentZero ownership were $15.4 million.

Provision For Income Taxes

	2010	2009	2008
	(in thousands, except percentages)
Provision for income taxes	$11,091	$8,345	$3,857
Effective tax rate	31%	29%	18%

        Our 2009 and 2010 effective tax rates differ from the statutory rate primarily due to the favorable effects of federal and state research credits. The effective tax rate for 2010 is higher than 2009 primarily due to the 2010 inclusion of unfavorable adjustments to state deferred tax assets resulting from a reduction in our anticipated future income apportionment to California due to a change in tax law taking effect in 2011.

        We continue to maintain a valuation allowance against deferred tax assets relating to investment reserves and certain state net operating losses because the likelihood of their realization is not more likely than not. We expect our effective tax rate for fiscal 2011 to be in the range of 30% to 35% of profit before taxes. However, we expect our cash payments for federal income taxes to remain nominal through 2012 as we have significant net operating losses and tax credit carryforwards to utilize against current income taxes.

Discontinued Operation

	2010	2009	2008
	(in thousands, except percentages)
Net revenues	$—	$18,859	$26,948
Change over prior year	$(18,859)	$(8,089)
Percent change over prior year	(100)%	(30)%
Income (loss) from operation of discontinued operation (net of applicable taxes of $(46), $1,337, and $1,097, respectively)	$(166)	$2,486	$1,579
Gain on disposal of discontinued operation (net of applicable taxes of $0, $4,302, and $0, respectively)	—	13,623	—

Net income (loss) from discontinued operation	$(166)	$16,109	$1,579
Change over prior year	$(16,275)	$14,530
Percent change over prior year	(101)%	920%

        Net revenues of $18.9 million and income from operation of $2.5 million from our discontinued operation, MicroEdge, for fiscal 2009 represents revenues and expenses for the nine months ending September 30, 2009. In conjunction with the sale of MicroEdge on October 1, 2009, we recorded a gain on sale of discontinued operation of $13.6 million, net of applicable taxes. See Note 4, "Discontinued Operation", for further discussion on the divestiture of MicroEdge.

        Associated with the sale of MicroEdge, $3.0 million of the proceeds are being held in escrow. The escrow period will lapse in 2011 and our discontinued operation will record any gain on sale associated with escrow amounts released to Advent, if and when realized.

Liquidity and Capital Resources

Cash, Cash Equivalents, Marketable Securities and Cash Flows

        The following is a summary of our cash, cash equivalents and marketable securities (in thousands):

	December 31
	2010	2009
Cash and cash equivalents	$81,948	$57,877
Short-term and long-term marketable securities	$70,075	$59,768

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

        The table below, for the periods indicated, provides selected consolidated cash flow information (in thousands):

	Fiscal Years
	2010	2009	2008
Net cash provided by operating activities from continuing operations	$76,218	$72,427	$70,337
Net cash used in investing activities from continuing operations	$(34,281)	$(64,964)	$(48,788)
Net cash used in financing activities from continuing operations	$(17,657)	$(27,017)	$(27,274)
Net cash provided by (used in) operating activities from discontinued operation	$(377)	$2,621	$6,650
Net cash provided by (used in) investing activities from discontinued operation	$—	$26,358	$(1,417)

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

        Our cash provided by operating activities from continuing operations of $76.2 million during fiscal 2010 was primarily the result of our net income and non-cash charges including stock-based compensation and depreciation and amortization. Cash inflows resulting from changes in assets and liabilities included increases in accrued liabilities and deferred revenues. The increase in accrued liabilities reflects fiscal 2010 liabilities including year-end bonuses, commissions, and payroll taxes and the increase in deferred revenue reflects customer renewals and additional bookings. Under the term model, we generally bill and collect for a term agreement in equal installments in advance of each annual period. These amounts are deferred at billing and recognized over the annual term period. Cash outflows resulting from changes in assets and liabilities include an increase to accounts receivable and a decrease in income taxes payable. Several new contracts were executed in December 2010 and collected in January 2011, resulting in an increase in accounts receivable at December 31, 2010 compared to December 31, 2009. During 2010, Advent utilized tax deductions from stock-based compensation to reduce income taxes payable by $3.9 million. As a result, cash flow from operating activities includes a cash outflow of $3.9 million related to the reduction of income taxes payable resulting from excess tax benefit deductions.

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

        We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, new term license bookings that increase deferred revenue, collection of accounts receivable, and timing of payments. Additionally, as we anticipate tax benefits relating to excess stock-based compensation deductions to be approximately $6 million for fiscal 2011, we expect operating cash flow to be between $81 million to $85 million for fiscal 2011.

  Cash Flows from Investing Activities for Continuing Operations

        Net cash used in investing activities from continuing operations of $34.3 million in 2010 reflects purchases of marketable securities of $46.5 million, capital expenditures of $17.4 million primarily related to the build-out of our new facilities in New York and Boston and, to a lesser extent, computer and software equipment purchases, net cash used of $4.7 million related to the acquisition of Goya AS and capitalized software development costs of $2.1 million. These expenditures were partially offset by proceeds received from the sales and maturities of short-term marketable securities of $36.5 million.

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

        We expect capital expenditures to be between $12 million to $15 million for fiscal 2011, which includes our normal rate of capital expenditure plus additional investment for the build-out of our China office, enhancements to our IT infrastructure including a significant upgrade to our enterprise software system and OnDemand infrastructure, both domestically and in our EMEA region.

  Cash Flows from Financing Activities for Continuing Operations

        Net cash used in financing activities from continuing operations of $17.7 million in 2010 reflects the repurchase of approximately 1.7 million shares of our common stock for $35.9 million and payments totaling $5.5 million to satisfy withholding taxes on equity awards that are net share settled. These financing cash outflows were partially offset by cash received from the exercise of employee stock options of $14.0 million, proceeds from the issuance of common stock under the employee stock purchase plan of $5.8 million and tax benefits relating to excess stock-based compensation deductions of $3.9 million. During 2010, Advent utilized tax deductions from stock-based compensation to reduce income taxes payable by $3.9 million. As a result, cash flow from financing activities includes a cash inflow of $3.9 million related to the reduction of income taxes payable resulting from excess tax benefit deductions.

        Net cash used in financing activities from continuing operations of $27.0 million in 2009 reflected the repayment of $25.0 million on our credit facility, repurchase of 1.4 million shares of our common stock for $14.6 million, and payments totaling $2.2 million to satisfy withholding taxes on equity awards that are net share settled. This was partially offset by cash received from the exercise of employee stock options of $8.6 million, proceeds of $5.6 million from the issuance of common stock under the Company's employee stock purchase plan and tax benefits relating to excess stock-based compensation deductions of $0.5 million.

        Net cash used in financing activities from continuing operations of $27.3 million in 2008 reflected the repurchase of 4.7 million shares of our common stock for $61.6 million and withholding taxes paid of $2.1 million associated with the exercise of stock-settled stock appreciation rights and vesting of restricted stock units, partially offset by the draw-down of $25.0 million against our credit facility, proceeds of $6.1 million received from the exercise of employee stock options, $5.0 million from the issuance of common stock under the employee stock purchase plan and tax benefits relating to excess stock-based compensation deductions of $0.3 million.

        We expect tax benefits relating to excess stock-based compensation deductions to be approximately $6 million for fiscal 2011.

  Cash Flows from Operating Activities for Discontinued Operation

        Our cash used in operating activities from discontinued operation of $0.4 million in 2010 was primarily the result of its net loss. Cash flows resulting from changes in assets and liabilities included decreases in prepaid and other assets, accrued liabilities and income taxes payable. The decrease in accrued liabilities and income taxes payable primarily reflects cash payments of sales and income taxes.

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

Working Capital

        At December 31, 2010, we had working capital of $45.8 million, compared to negative working capital of $(6.7) million at December 31, 2009. The increase in our working capital at December 31, 2010 was primarily due to the generation of operating cash flow of $76.2 million, and the shift of $28.5 million of marketable securities from long-term to short-term, partially offset by common stock repurchases of $35.9 million, capital expenditures of $17.4 million, and cash paid to acquire Goya AS of $4.7 million. Our negative working capital in 2009 was due to our common stock repurchases of $14.6 million, our repayment on our credit facility of $25.0 million, our purchase of long-term marketable securities of $28.5 million and our deferred revenue balance, which reflects our term pricing model. Excluding deferred revenues and deferred taxes, we had working capital of $177.3 million at December 31, 2010, compared to $118.4 million at December 31, 2009.

Credit Facility and Expiration

        In February 2007, Advent and certain of our domestic subsidiaries entered into a senior secured credit facility agreement (the "Credit Facility") with Wells Fargo Foothill, Inc. (the "Lender"). Under the Credit Facility, the Lender provided the Company with a revolving line of credit up to an aggregate amount of $75 million, subject to a borrowing base formula, to provide backup liquidity for general corporate purposes, including stock repurchases, or investment opportunities for a period of three years. During its three-year term, we utilized the Credit Facility to facilitate the timing of stock repurchases.

        In February 2010, the Credit Facility expired and we elected not to renew the Credit Facility due to the limited expected use of the Credit Facility. We believe our existing cash, cash equivalents, short-term and long-term marketable securities, together with cash expected to be generated from operations, will be sufficient to fund our operating activities, anticipated capital expenditures and authorized stock repurchases. Although the expiration of the Credit Facility may restrict our liquidity, we believe the costs associated with the Credit Facility would exceed the anticipated benefit of the additional liquidity. For example, our interest expense decreased by $0.4 million during 2010.

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

        The following is a summary of the repurchase programs authorized by the Board since fiscal 2008 (in thousands):

Date of Authorization	Number of Shares Authorized
May 2008	2,000
October 2008	6,000
May 2010	2,000

Total	10,000

        The following is a summary of the Company's repurchase activity since fiscal 2008 (in thousands, except per share data):

Fiscal Year	Total Number of Shares Repurchased	Cost	Average Price Paid Per Share
2008	4,662	$61,572	$13.21
2009	1,380	$14,578	$10.57
2010	1,670	$35,881	$21.48

Total	7,712	$112,031	$14.53

        All share and per share information has been adjusted to reflect the two-for-one stock split effected in the form of 100% stock dividend that was announced on December 13, 2010 and distributed on January 18, 2011.

        At December 31, 2010, there remained approximately 2.3 million shares authorized by the Board for repurchase.

Off-Balance Sheet Arrangements and Contractual Obligations

        The following table summarizes our contractual cash obligations as of December 31, 2010 (in thousands):

	Fiscal Years
	2011	2012	2013	2014	2015	Thereafter	Total
Operating lease obligations, net of sub-lease income	$8,900	$7,564	$6,983	$7,345	$7,539	$27,891	$66,222

        On October 1, 2009, we completed the sale of our MicroEdge subsidiary. See Note 4, "Discontinued Operation", to the consolidated financial statements for a description of the principal terms of the divestiture. With the exception of the MicroEdge facilities in New York City, the leases related to MicroEdge have been transferred to the Purchaser.

        In connection with the sale of MicroEdge, the Company entered into a sub-lease agreement with Microedge LLC, whereby Microedge LLC will sub-lease approximately 24,000 square feet of the 29,000 square feet of office space located at 619 West 54th Street in New York, New York from the Company. MicroEdge LLC will sub-lease the premises for two years with the option to extend the sub-lease term through the end of the lease term in 2018. The sub-lease agreement became effective upon the close of sale of MicroEdge on October 1, 2009. As of December 31, 2010, MicroEdge had operating lease commitments totaling $8.6 million, less sublease income of $0.7 million, which are not reflected in the above table.

        At December 31, 2010 and 2009, we had a gross liability of $9.5 million and $7.5 million, respectively, for uncertain tax positions associated with the adoption of ASC 740-10-25, "Income Taxes—Overall—Recognition". If recognized, the impact on our statement of operations would be to decrease our income tax expense and increase our net income by $7.9 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of the federal tax benefit of state income tax items. Since almost all of this liability relates to reserves against deferred tax assets that we do not expect to utilize in the short term, we cannot estimate the timing of potential future cash settlements and have not included any estimates in the table of contractual cash obligations above. Our cash payments for federal income taxes will continue to be nominal through 2012 as we have significant net operating losses and tax credit carryforwards to utilize.

        At December 31, 2010 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Other Liquidity and Capital Resources Considerations

        As noted above, we expect our cash payments for federal income taxes to remain nominal over the next few years as we have significant net operating losses and tax credit carryforwards to utilize against current income taxes. However, our cash payments for federal income taxes could increase as early as fiscal 2013.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Historically, much of our revenues and capital spending was transacted in US dollars. However, since the acquisitions of Advent Denmark, Advent Norway, Advent Sweden, Advent Netherlands, and Advent Europe's remaining distributors in the United Kingdom and Switzerland, whose service and certain license revenues and capital spending, are transacted in local country currencies, we have greater exposure to foreign currency fluctuations. Additionally as of December 31, 2010, $39.9 million of goodwill from the acquisition of these entities are denominated in foreign currency. Therefore a hypothetical change of 10% could increase or decrease our assets and equity by $4.0 million and could increase or decrease our consolidated results of operations or cash flows by approximately $0.5 million.

        We maintain an investment portfolio of various holdings, types, and maturities. Our interest rate risk relates primarily to our investment portfolio, which consisted of $152.0 million in cash and cash equivalents, and short-term marketable securities as of December 31, 2010. Our short-term marketable securities are generally classified as available-for-sale and, consequently, are recorded on our consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. At any time, a rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures.

        The following table presents hypothetical changes in fair value of our short-term marketable securities of $70.1 million at December 31, 2010. For December 31, 2010 the market changes reflect an immediate hypothetical parallel shifts in the yield curve of plus or minus 25 basis points ("BPS"), plus 50 BPS, and plus 100 BPS. For balances at December 31, 2010 the hypothetical fair values are as follows (in millions, except percentages):

DECREASE IN INTEREST RATES			INCREASE IN INTEREST RATES
-100 Basis Points	-50 Basis Points	-25 Basis Points	25 Basis Points	50 Basis Points	100 Basis Points
$70.2	$70.0	$69.9	$69.8	$69.7	$69.6
0.42%	0.21%	0.10%	-0.10%	-0.21%	-0.42%

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

        Our investments in privately held companies are assessed for impairment when a review of the investee's operations indicates that a decline in value of the investment is other than temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. Impaired investments in privately held companies are written down to estimated fair value. We estimate fair value using a variety of valuation methodologies. Such methodologies include comparing the private company with publicly traded companies in similar lines of business, applying revenue and price/earnings multiples to estimated future operating results for the private company and estimating discounted cash flows for that company. We could lose our entire investment in these companies. At December 31, 2010, our net investments in privately-held companies totaled $0.5 million. See Note 6, "Balance Sheet Detail", to our consolidated financial statements for further discussion.

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

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management's assessment using the COSO criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

/s/ STEPHANIE G. DIMARCO Stephanie G. DiMarco Chief Executive Officer (Principal Executive Officer)	/s/ JAMES S. COX James S. Cox Senior Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Advent Software, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Advent Software, Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP
San Jose, California
March 9, 2011

ADVENT SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$81,948	$57,877
Short-term marketable securities	70,075	31,273
Accounts receivable, net of allowance for doubtful accounts of $168 and $267, respectively	49,960	44,246
Deferred taxes, current	16,358	15,081
Prepaid expenses and other	17,864	22,350
Current assets of discontinued operation	—	494

Total current assets	236,205	171,321
Property and equipment, net	41,524	33,945
Goodwill	145,580	144,827
Other intangibles, net	19,772	22,965
Long-term marketable securities	—	28,495
Deferred taxes, long-term	33,591	40,502
Other assets	12,059	10,142
Noncurrent assets of discontinued operation	2,095	2,095

Total assets	$490,826	$454,292

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,737	$4,708
Accrued liabilities	34,080	31,066
Deferred revenues	147,896	140,186
Income taxes payable	1,691	1,616
Current liabilities of discontinued operation	165	719

Total current liabilities	190,569	178,295
Deferred revenues, long-term	6,337	5,879
Other long-term liabilities	14,844	12,969
Noncurrent liabilities of discontinued operation	5,228	5,115

Total liabilities	216,978	202,258

Commitments and contingencies (See Note 11)
Stockholders' equity:
Preferred stock; $0.01 par value: 2,000 shares authorized; none issued	—	—
Common stock; $0.01 par value: 120,000 shares authorized; 51,974 and 51,734 shares issued and outstanding	520	517
Additional paid-in capital	411,600	386,365
Accumulated deficit	(146,887)	(145,584)
Accumulated other comprehensive income	8,615	10,736

Total stockholders' equity	273,848	252,034

Total liabilities and stockholders' equity	$490,826	$454,292

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31
	2010	2009	2008
Net revenues:
Term license, maintenance and other recurring	$245,107	$222,759	$191,444
Perpetual license fees	11,801	11,275	16,808
Professional services and other	26,593	25,474	29,632

Total net revenues	283,501	259,508	237,884
Cost of revenues:
Term license, maintenance and other recurring	51,261	46,823	43,798
Perpetual license fees	274	327	488
Professional services and other	28,901	29,777	34,158
Amortization of developed technology	6,374	5,618	3,061

Total cost of revenues	86,810	82,545	81,505

Gross margin	196,691	176,963	156,379
Operating expenses:
Sales and marketing	69,151	62,738	57,939
Product development	51,416	48,443	42,897
General and administrative	37,707	36,107	35,887
Amortization of other intangibles	1,272	1,666	1,160
Acquired in-process research and development	—	—	400
Restructuring charges	840	130	101

Total operating expenses	160,386	149,084	138,384

Income from continuing operations	36,305	27,879	17,995
Interest expense	(54)	(484)	(584)
Interest income and other expense, net	(841)	(332)	369
Gain on sale of equity investments, net	—	2,056	3,393

Income from continuing operations before income taxes	35,410	29,119	21,173
Provision for income taxes	11,091	8,345	3,857

Net income from continuing operations	$24,319	$20,774	$17,316
Discontinued operation:
Net income (loss) from discontinued operation (net of applicable taxes of $(46), $5,639, and $1,097, respectively)	(166)	16,109	1,579

Net income	$24,153	$36,883	$18,895

Basic net income per share:
Continuing operations	$0.47	$0.41	$0.33
Discontinued operation	—	0.32	0.03

Total operations	$0.47	$0.72	$0.35

Diluted net income per share:
Continuing operations	$0.45	$0.39	$0.31
Discontinued operation	—	0.30	0.03

Total operations	$0.44	$0.70	$0.34

Weighted average shares used to compute basic and diluted net income per share
Basic	51,535	50,899	53,279
Diluted	54,476	52,909	55,786

The accompanying notes are an integral part of these consolidated financial statements.
Net income per share is based on actual calculated values and totals may not sum due to rounding.

ADVENT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME

(In thousands)

		Common Stock				Accumulated Other Comprehensive Income
	Comprehensive Income			Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity
		Shares	Amount
Balances, December 31, 2007		52,995	$530	$326,699	$(161,685)	$14,302	$179,846
Common stock issued for Tamale acquisition	$—	1,812	18	39,886	—	—	39,904
Stock-based award activity	—	913	9	4,008	—	—	4,017
Common stock repurchased and retired	—	(4,662)	(47)	(27,831)	(33,694)	—	(61,572)
Common stock issued under employee stock purchase plan	—	399	4	5,014	—	—	5,018
Stock-based compensation	—	—	—	17,141	—	—	17,141
Tax benefit from exercise of stock options	—	—	—	177	—	—	177
Net income	18,895	—	—	—	18,895	—	18,895
Foreign currency translation adjustments	(7,603)	—	—	—	—	(7,603)	(7,603)

Comprehensive income for fiscal 2008	$11,292

Balances, December 31, 2008		51,457	$514	$365,094	$(176,484)	$6,699	$195,823
Stock-based award activity	$—	1,104	11	6,430	—	—	6,441
Common stock repurchased and retired	—	(1,380)	(14)	(8,581)	(5,983)	—	(14,578)
Common stock issued under employee stock purchase plan	—	553	6	5,615	—	—	5,621
Stock-based compensation	—	—	—	18,648	—	—	18,648
Tax shortfall from exercise of stock options	—	—	—	(853)	—	—	(853)
Other	—	—	—	12	—	—	12
Net income	36,883	—	—	—	36,883	—	36,883
Unrealized loss on marketable securities	(62)	—	—	—	—	(62)	(62)
Foreign currency translation adjustments	4,099	—	—	—	—	4,099	4,099

Comprehensive income for fiscal 2009	$40,920

Balances, December 31, 2009		51,734	$517	$386,365	$(145,584)	$10,736	$252,034
Stock-based award activity	$—	1,572	16	8,537	—	—	8,553
Common stock repurchased and retired	—	(1,670)	(16)	(10,409)	(25,456)	—	(35,881)
Common stock issued under employee stock purchase plan	—	338	3	5,790	—	—	5,793
Stock-based compensation	—	—	—	18,430	—	—	18,430
Tax benefit from exercise of stock options	—	—	—	2,899	—	—	2,899
Other	—	—	—	(12)	—	—	(12)
Net income	24,153	—	—	—	24,153	—	24,153
Unrealized gain on marketable securities	69	—	—	—	—	69	69
Foreign currency translation adjustments	(2,190)	—	—	—	—	(2,190)	(2,190)

Comprehensive income for fiscal 2010	$22,032

Balances, December 31, 2010		51,974	$520	$411,600	$(146,887)	$8,615	$273,848

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31
	2010	2009	2008
Cash flows from operating activities:
Net income	$24,153	$36,883	$18,895
Adjustment to net income for discontinued operation	166	(16,109)	(1,579)

Net income from continuing operations	$24,319	$20,774	$17,316
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Stock-based compensation	18,430	18,162	16,108
Depreciation and amortization	17,610	16,692	12,657
Acquired in-process research and development	—	—	400
Provision for doubtful accounts	188	215	611
Provision for (reduction of) sales returns	(616)	315	219
Loss on disposition of fixed assets	22	93	6
Gain on investments	—	(2,056)	(3,393)
Deferred income taxes	8,423	8,129	3,060
Other	241	199	(126)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(5,619)	2,094	(2,658)
Prepaid and other assets	2,393	(1,906)	(588)
Accounts payable	1,997	(262)	1,147
Accrued liabilities	3,053	7,829	(3,489)
Deferred revenues	8,519	4,450	29,409
Income taxes payable	(2,742)	(2,301)	(342)

Net cash provided by operating activities from continuing operations	76,218	72,427	70,337

Cash flows from investing activities:
Cash used in acquisitions, net of cash acquired	(4,719)	(200)	(27,775)
Purchases of property and equipment	(17,418)	(4,575)	(21,851)
Capitalized software development costs	(2,144)	(2,893)	(2,307)
Proceeds from sales of investments	—	2,056	3,393
Purchases of marketable securities	(46,496)	(60,000)	—
Sales and maturities of marketable securities	36,496	—	—
Proceeds from disposition of fixed assets	—	37	—
Change in restricted cash	—	611	(248)

Net cash used in investing activities from continuing operations	(34,281)	(64,964)	(48,788)

Cash flows from financing activities:
Proceeds from exercises of stock options	14,020	8,637	6,095
Withholding taxes related to equity award net share settlement	(5,467)	(2,196)	(2,078)
Common stock repurchased and retired	(35,881)	(14,578)	(61,572)
Proceeds from common stock issued under the employee stock purchase plan	5,793	5,621	5,018
Proceeds from long-term borrowing	—	—	25,000
Repayment of long-term borrowing	—	(25,000)	—
Excess tax benefits from stock-based compensation	3,878	499	263

Net cash used in financing activities from continuing operations	(17,657)	(27,017)	(27,274)

Net cash transferred from (to) discontinued operation	(112)	31,959	2,707
Effect of exchange rate changes on cash and cash equivalents	(97)	374	(693)
Net change in cash and cash equivalents from continuing operations	24,071	12,779	(3,711)
Cash and cash equivalents of continuing operations at beginning of period	57,877	45,098	48,809

Cash and cash equivalents of continuing operations at end of period	$81,948	$57,877	$45,098

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Years Ended December 31
	2010	2009	2008
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$1,687	$2,309	$569
Cash paid for interest	$—	$316	$299
Cash flow from discontinued operation:
Net cash provided by (used in) operating activities	$(377)	$2,621	$6,650
Net cash provided by (used in) investing activities	—	26,358	(1,417)
Net cash transferred from (to) continuing operations	112	(31,959)	(2,707)
Effect of exchange rates on cash and cash equivalents	(1)	(7)	(52)

Net change in cash and cash equivalents from discontinued operation	(266)	(2,987)	2,474
Cash and cash equivalents of discontinued operation at beginning of period	266	3,253	779

Cash and cash equivalents of discontinued operation at end of period	$—	$266	$3,253

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

        Basis of presentation:    The consolidated financial statements include the accounts of Advent and its wholly-owned subsidiaries after elimination of all intercompany transactions and amounts. The Company has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC.

        On December 13, 2010, the Company announced that its Board of Directors declared a two-for-one stock split of the Company's common stock, payable in the form of a 100% stock dividend. On January 18, 2011, one additional share of common stock was distributed for each share held of record as of the close of business on January 3, 2011. An amount equal to the par value of the shares issued was transferred from the additional paid-in capital account to the common stock account. All references to number of shares (except shares authorized)and to per share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

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

        In accordance with FASB Accounting Standards Codification ("ASC") ASC 360, "Property, Plant, and Equipment" and ASC 205-20, "Discontinued Operations", the assets, liabilities and results of MicroEdge have been reclassified as a discontinued operation in the consolidated financial statements for all periods presented. The results of operations and the related charges for the discontinued operation are classified as "Net income from discontinued operation, net of applicable taxes" in the accompanying consolidated statements of operations. For comparative purposes, the Company restated all prior periods presented to reflect the reclassifications on a consistent basis. See Note 4, "Discontinued Operation," for further discussion.

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

        Foreign currency measurement:    Asset and liabilities denominated in currencies other than the functional currencies are re-measured into the functional currency with gains or losses recorded in "interest income and other expense, net" on the consolidated statement of operations.

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

        Marketable securities:    All of Advent's marketable securities are classified as available-for-sale and are carried at fair value. The unrealized gains and losses, net of any related tax effect, are reported in accumulated comprehensive income in stockholders' equity in the accompanying consolidated financial statements. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in "interest income and other expense, net".

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

Computer equipment and software	3 to 5 years
Leasehold improvements	Shorter of useful life or end of lease term
Furniture and fixtures	3 to 5 years
Telephone system	3 to 5 years

        Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of the property and equipment, are expensed as incurred.

        Goodwill:    Advent reviews goodwill for impairment annually during the fourth quarter of the fiscal year (as of November 1) and more frequently if an event or circumstance indicates that an impairment loss has occurred. Advent is required to test goodwill for impairment at the reporting unit level. Advent has determined that the Company has two reporting units, Domestic and International, which comprise the Advent Investment Management segment, for the goodwill impairment testing performed during the fourth quarter of 2010. The test for goodwill impairment is a two-step process:

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

        The process for evaluating the potential impairment of goodwill is subjective and requires judgment at many points during the test including future revenue forecasts, discount rates and various reporting unit allocations. During the fourth quarter of 2010, Advent completed the first step of its annual impairment test and determined that Advent's reporting units as of the latest impairment testing date is substantially in excess of carrying value. As Advent determined that none of the reporting units were at risk for failing step one of the impairment testing, the second step of the impairment test was not necessary to perform.

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

        Other intangible assets mainly represent completed technology, distributor licenses, customer lists, trademark/tradenames and non-compete agreements acquired in business combinations. Acquired identifiable intangibles are amortized on a straight-line basis over their estimated useful lives as follows:

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

        Advent typically licenses its products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the assets under administration, the number of site installations and the number of authorized users. Advent has continued its transition from selling mostly perpetual licenses to selling a mix of term and perpetual licenses, and the Company expects term license revenue to increase as a proportion of total recurring revenues (which Advent defines as term license, maintenance and other recurring revenues) in the future. Term license revenue comprised approximately 44%, 44% and 35% of total term license, maintenance and other recurring revenues in 2010, 2009, and 2008, respectively. Revenue recognition for software licensed under term and perpetual license models differs depending on which type of contract a customer signs:

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

        Allowance for doubtful accounts and sales returns:    Advent analyzes specific accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Advent has recorded a provision for bad debt of $0.2 million, $0.2 million and $0.6 million in fiscal 2010, 2009 and 2008, respectively.

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

        Advent has the ability to estimate returns based on a long history of experience with relatively homogenous transactions and the fact that the return period is short. The Company has recorded sales returns provisions as offsets to revenue in the period the sales return becomes probable, in accordance with ASC 605-15-25, "Revenue Recognition—Products—Recognition". The estimates for returns are adjusted periodically based upon historical rates of returns and other related factors. Advent has a methodology for calculating the value of reserves that takes the previous 12 months of experience into account. Advent has recorded a sales returns provision (benefit) to decrease (increase) revenue for these situations based on the Company's historical experience of $(0.6) million, $0.3 million and $0.2 million in fiscal 2010, 2009 and 2008, respectively.

        Advertising costs:    The Company expenses advertising costs as incurred and classifies these costs under sales and marketing expense. Total advertising expenses were $0.7 million, $0.5 million, and $0.8 million for fiscal 2010, 2009 and 2008, respectively.

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

        As the stock-based compensation expense recognized on the consolidated statements of operations for fiscal 2010, 2009 and 2008 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. ASC 718, "Compensation—Stock Compensation" requires forfeitures

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company's historical experience over the last ten years.

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

        Segment information:    Historically, the Company determined that its operations were organized into two reportable segments: Advent Investment Management, and MicroEdge. On October 1, 2009,

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Advent completed the sale its MicroEdge subsidiary and accordingly, the results of MicroEdge have been classified as a discontinued operation in the consolidated statements of operations for all periods presented. The Company now operates under a single reportable segment, Advent Investment Management. See Note 4, "Discontinued Operation," for further information regarding the divestiture of MicroEdge.

        International sales, which are based on the location to which the product is shipped or services are delivered, represented 15%, 14%, and 16% of the Company's net revenues for fiscal 2010, 2009 and 2008, respectively. No single customer accounted for more than 10% of net revenues for fiscal 2010, 2009 or 2008.

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

        With respect to accounts receivable, Advent performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. At December 31, 2010 and 2009, no single customer accounted for more than 10% of accounts receivable.

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

  Recent Accounting Pronouncements:

        In October 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition) ("ASU 2009-13") and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) ("ASU 2009-14"). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

        In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for entities with a reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the reporting period beginning April 1, 2011. The adoption of these changes had no material impact on the Company's consolidated financial statements.

        In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (amendments to FASB ASC Topic 805, Business Combinations). The guidance in ASU 2010-29 provides amendments to clarify the acquisition date which should be used for reporting the pro forma financial information disclosures in Topic 805 when comparative financial statements are presented. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s). The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

        In December, 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (amendments to FASB ASC Topic 350, Intangibles—Goodwill and Other). The objective of this ASU is to address diversity in practice in the application of goodwill impairment testing by entities with reporting units with zero or negative carrying amounts, eliminating an entity's ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. This ASU is effective for interim periods after January 1, 2011. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

Note 2—Cash Equivalents and Marketable Securities

        At December 31, 2010 and 2009, cash and cash equivalents, short-term and long-term marketable securities primarily consisted of money market mutual funds, US government and US Government Sponsored Entities (GSE's) and high credit quality corporate debt securities. The Company's short-term

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Cash Equivalents and Marketable Securities (Continued)

and long-term marketable securities are classified as available-for-sale, with long-term investments having a maturity date greater than one year from the end of the period.

        Marketable securities are summarized as follows (in thousands):

Balance at December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less than 12 Months	Gross Unrealized Losses 12 Months or Longer	Aggregate Fair Value
Corporate debt securities	$22,597	$6	$(3)	$—	$22,600
US government debt securities	47,466	12	(3)	—	47,475

Total	$70,063	$18	$(6)	$—	$70,075

Balance at December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less than 12 Months	Gross Unrealized Losses 12 Months or Longer	Aggregate Fair Value
Corporate debt securities	$20,302	$1	$(40)	$—	$20,263
US government debt securities	39,571	—	(66)	—	39,505

Total	$59,873	$1	$(106)	$—	$59,768

        The following table summarizes marketable securities with unrealized losses by contractual maturity dates at December 31, 2010 (in thousands):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Net Unrealized Losses	Fair Value	Net Unrealized Losses
Corporate debt securities	$10,632	$(3)	$—	$—	$10,632	$(3)
US government debt securities	36,417	(3)	—	—	36,417	(3)

Total	$47,049	$(6)	$—	$—	$47,049	$(6)

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Cash Equivalents and Marketable Securities (Continued)

        The gross unrealized losses related to investments are primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during fiscal 2010. For fixed income securities that have unrealized losses as of December 31, 2010, the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, the Company has evaluated these fixed income securities and has determined that no credit losses exist. As of December 31, 2010, all securities in an unrealized loss position have been in an unrealized loss position for less than one year. The Company's management has determined that the unrealized losses on its fixed income securities as of December 31, 2010 were temporary in nature.

        The Company had no realized gains or losses related to the Company's investments for the years ending December 31, 2010, 2009 and 2008.

Note 3—Derivative Financial Instruments

        The Company enters into foreign currency forward contracts with financial institutions to reduce the risk that the Company's cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The program is not designated for trading or speculative purposes.

        The Company recognizes derivative instruments as either assets or liabilities on the accompanying consolidated balance sheets at fair value based on current market rates. The Company records changes in the fair value (e.g., gains or losses) of the derivatives in "interest income and other expense, net" on the accompanying consolidated statements of operations.

Non-designated Hedges

        In October 2010, the Company began using foreign currency forward contracts to hedge a portion of the balances denominated in Euro, Swedish Krona and British Pounds. These derivative instruments are not designated as hedging instruments. The Company recognizes gains and losses on these contracts, as well as related costs, in "interest income and other expense, net" along with the gains and losses of the related hedged items. No such contracts were outstanding at December 31, 2010. The effect of the derivative financial instruments on the consolidated statements of operations for fiscal 2010 was to reduce foreign exchange losses by $13,000.

Note 4—Discontinued Operation

        During 2009, the Company decided to discontinue its operations in the not-for-profit business community to concentrate on its core investment management business. In connection with this decision, the Company completed the sale of MicroEdge on October 1, 2009 to an affiliate of Vista Equity Partners III, LLC ("Purchaser"). The Company sold net assets in MicroEdge totaling $3.0 million. The total consideration received by the Company in connection with the divestiture was approximately $30 million in cash, of which $27 million in cash was paid on the closing date. The remaining $3 million of the Purchase Price has been placed in escrow for eighteen (18) months from the date of the close and will be held as security for losses incurred by the Purchaser in the event of certain breaches of the representations and warranties contained in the Agreement or certain other events. Any gain on sale associated with the $3.0 million held in escrow will be recorded when realized. In connection with the sale of MicroEdge, the Company recorded an associated gain of $13.6 million in "net income from discontinued operation, net of applicable taxes" in its fourth quarter of 2009 results.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Discontinued Operation (Continued)

        As part of the disposition, certain assets and obligations of the Company's discontinued operation were excluded from the sale and are reflected on the Company's balance sheet as of December 31, 2010 and 2009. Assets excluded from the sale include cash and deferred tax assets. Liabilities excluded from the sale include sales tax and other tax-related obligations, future payments related to a two year service and maintenance agreement, certain legal costs and employee related compensation payments incurred as of the period ended September 30, 2009, and continuing lease obligations included as part of the restructuring noted below. Legal costs and liabilities related to employee compensation were all paid as of December 31, 2009 and certain sales tax obligations have been paid through December 31, 2010.

        In connection with the sale of MicroEdge, the Company vacated its MicroEdge facilities in New York and entered into a sub-lease agreement with the Purchaser whereby the Purchaser will sub-lease the premises for two years with the option to extend the sub-lease term through the end of the lease term in 2018.

        The following table sets forth an analysis of the components of the restructuring charges related to the Company's discontinued operation and the payments and non-cash charges made against the accrual during fiscal 2010 and 2009 (in thousands):

	Facility Exit Costs	Severance and Benefits	Total
Balance of restructuring accrual at December 31, 2008	$—	$142	$142
Restructuring charges	4,322	179	4,501
Reversal of deferred rent related to facilities exited	778	—	778
Cash payments	(26)	(321)	(347)
Adjustment of prior restructuring costs	41	—	41

Balance of restructuring accrual at December 31, 2009	$5,115	$—	$5,115
Restructuring charges	9	8	17
Reversal of deferred rent related to facilities exited	—	—	—
Cash payments	(40)	(8)	(48)
Adjustment of prior restructuring costs	165	—	165

Balance of restructuring accrual at December 31, 2010	$5,249	$—	$5,249

        Of the remaining restructuring accrual of $5.2 million at December 31, 2010, $22,000 is included in accrued liabilities of discontinued operations. The remaining facility exit costs of $5.2 million will be paid over the remaining lease term through 2018.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Discontinued Operation (Continued)

        Net revenues and income from the Company's discontinued operation are as follows for the following periods (in thousands):

	Fiscal Years
	2010	2009	2008
Net revenues	$—	$18,859	$26,948

Income (loss) from operation of discontinued operation (net of applicable taxes of $(46), $1,337, and $1,097, respectively)	$(166)	$2,486	$1,579
Gain on disposal of discontinued operation (net of applicable taxes of $0, $4,302, and $0, respectively)	—	13,623	—

Net (loss) income from discontinued operation	$(166)	$16,109	$1,579

        The following table sets forth the assets and liabilities of the MicroEdge discontinued operation included in the consolidated balance sheets of the Company (in thousands):

	December 31
	2010	2009
Assets:
Cash and cash equivalents	$—	$266
Prepaid expenses and other	—	228

Total current assets of discontinued operation	$—	$494

Deferred taxes, long-term	2,095	2,095

Total noncurrent assets of discontinued operation	$2,095	$2,095

Liabilities:
Total current liabilities of discontinued operation	$165	$719
Accrued restructuring, long-term portion	5,228	5,115

Total noncurrent liabilities of discontinued operation	$5,228	$5,115

Note 5—Acquisition of Tamale Software, Inc. ("Tamale")

        On October 1, 2008, Advent completed the acquisition of Tamale. Tamale provides software solutions designed specifically to help investment professionals manage their investment ideas more effectively and easily access all of the firm's research. The total purchase price of approximately $68 million included cash of $28 million and 1,812,000 shares of common stock valued at approximately $40 million. The value of the equity consideration was calculated using the average closing stock price on the two days before and after, as well as the date of, the announcement date of the acquisition. The per share value was calculated to be $22.03.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Acquisition of Tamale Software, Inc. ("Tamale") (Continued)

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

        The purchase price of $68.4 million was paid during the fourth quarter of 2008. Of the issuable shares, 452,196 shares of the Company's common stock were held in escrow and were released in the fourth quarter of 2009.

Tangible assets and current liabilities

        Tamale's tangible assets and liabilities as of October 1, 2008 were reviewed and adjusted to their fair value as necessary. Current assets include accounts receivable, inventory and other current assets. Non-current assets are primarily comprised of facility deposits and fixed assets. Current liabilities were adjusted to fair value and include accrued liabilities, direct costs associated with the acquisition and deferred revenues. In connection with the acquisition of Tamale, Advent assumed Tamale's contractual obligations related to its deferred revenue. Tamale's deferred revenue was derived primarily from subscription services. As a result, Advent recorded an adjustment to reduce the carrying value of deferred revenue to represent the Company's estimate of the fair value of the contractual obligations assumed.

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

Note 5—Acquisition of Tamale Software, Inc. ("Tamale") (Continued)

        Customer relationships represent existing contracts and the underlying customer relationships. Advent is amortizing the fair value of these assets to operating expenses in the consolidated statement of operations on a straight-line basis over an estimated life of 8 years.

        Tradename/trademarks related to the Tamale product names and Tamale pepper logo will continue to be used. Advent is amortizing the fair values of these assets to operating expenses in the consolidated statement of operations on a straight-line basis over an estimated life of 5 years.

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Acquisition of Tamale Software, Inc. ("Tamale") (Continued)

Pro forma results

        The following supplemental unaudited pro forma information presents selected financial information as though the purchase of Tamale had been completed at the beginning of each period presented after giving effect to purchase accounting adjustments. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2008 or of results that may occur in the future. The pro forma consolidated net income and net income per share amounts include certain pro forma adjustments, primarily the amortization of identifiable intangible assets and the elimination of interest income on cash used in the acquisition (in thousands, except per share data):

Fiscal Year 2008
Net revenues	$245,594
Net income	$13,841
Net income per share:
Basic	$0.26
Diluted	$0.25

Note 6—Balance Sheet Detail

Prepaid expenses and other

        The following is a summary of prepaid expenses and other assets (in thousands):

	December 31
	2010	2009
Prepaid commission	$5,729	$5,483
Prepaid royalty	803	1,138
Prepaid contract expense	6,043	5,815
Tenant improvement allowance	182	3,863
Other	5,107	6,051

Total prepaid expenses and other	$17,864	$22,350

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Balance Sheet Detail (Continued)

Property and equipment, net

        The following is a summary of property and equipment (in thousands):

	December 31
	2010	2009
Computer equipment and software	$46,706	$41,584
Leasehold improvements	31,678	27,629
Furniture and fixtures	7,866	6,377
Telephone system	803	595
Construction in process	1,316	1,635

Property and equipment, gross	$88,369	$77,820
Accumulated depreciation	(46,845)	(43,875)

Property and equipment, net	$41,524	$33,945

        Depreciation expense was $10.0 million, $9.4 million and $8.4 million for fiscal 2010, 2009 and 2008, respectively. Costs of $0.7 million, $2.0 million and $3.6 million related to the development of internal use software were capitalized in 2010, 2009 and 2008, respectively, and are included in "computer equipment and software" in the table above.

Goodwill

        The changes in the carrying value of goodwill for fiscal 2010 and 2009 were as follows (in thousands):

Goodwill
Balance at December 31, 2008	$143,044
Translation adjustments	1,836
Purchase price adjustments	(53)

Balance at December 31, 2009	$144,827
Additions	3,175
Translation adjustments	(2,422)

Balance at December 31, 2010	$145,580

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

        Foreign currency translation adjustments totaling $2.4 million reflect the general strengthening of the US dollar versus the Danish Krone (DKK), the Euro (EUR) and Pound Sterling (GBP) during fiscal 2010.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Balance Sheet Detail (Continued)

        Foreign currency translation adjustments totaling $1.8 million reflect the general weakening of the US dollar versus the Pound Sterling (GBP) during fiscal 2009.

Other intangibles, net

        The following is a summary of intangible assets (in thousands, except weighted average amortization period):

	Weighted Average Amortization Period (Years)	Other Intangibles, Gross	Accumulated Amortization	Other Intangibles, Net
Purchased technologies	5.0	$28,118	$(18,730)	$9,388
Product development costs	3.0	13,714	(9,477)	4,237

Developed technology sub-total		41,832	(28,207)	13,625
Customer relationships	6.0	27,589	(22,006)	5,583
Other intangibles	4.0	1,585	(1,021)	564

Other intangibles sub-total		29,174	(23,027)	6,147

Balance at December 31, 2010		$71,006	$(51,234)	$19,772

	Weighted Average Amortization Period (Years)	Other Intangibles, Gross	Accumulated Amortization	Other Intangibles, Net
Purchased technologies	4.9	$26,556	$(15,416)	$11,140
Product development costs	3.0	11,468	(6,428)	5,040

Developed technology sub-total		38,024	(21,844)	16,180
Customer relationships	6.0	27,038	(21,040)	5,998
Other intangibles	3.9	1,507	(720)	787

Other intangibles sub-total		28,545	(21,760)	6,785

Balance at December 31, 2009		$66,569	$(43,604)	$22,965

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Balance Sheet Detail (Continued)

        The changes in the carrying value of intangible assets for fiscal 2010 and 2009 were as follows (in thousands):

	Gross	Accumulated Amortization	Net
Balance at December 31, 2008	$63,537	$(36,320)	$27,217
Additions	2,894	—	2,894
Stock-based compensation additions	138	—	138
Amortization	—	(7,284)	(7,284)

Balance at December 31, 2009	$66,569	$(43,604)	$22,965
Additions	4,369	—	4,369
Stock-based compensation additions	102	—	102
Amortization	—	(7,646)	(7,646)
Translation adjustments	(34)	16	(18)

Balance at December 31, 2010	$71,006	$(51,234)	$19,772

        Additions to intangible assets of $4.4 million in 2010 include intangible asset additions of $2.2 million from the acquisition of Goya AS and capitalized product development costs of approximately $2.2 million.

        Additions to intangible assets of $2.9 million in 2009 related to capitalized product development costs.

        Advent did not incur net translation adjustments during 2009 as intangibles held by foreign subsidiaries were fully amortized.

        The following is a summary of amortization of the Company's developed technology and other intangible assets for the periods presented (in thousands):

	Fiscal Years
	2010	2009	2008
Developed technology:
Amortization—purchased technologies	$3,325	$3,128	$938
Amortization—product development costs	3,049	2,490	2,123

Amortization of developed technology	6,374	5,618	3,061
Other intangibles:
Amortization—customer relationships	970	1,336	1,078
Amortization—other intangibles	302	330	82

Amortization of other intangibles	1,272	1,666	1,160

Total amortization	$7,646	$7,284	$4,221

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Balance Sheet Detail (Continued)

        Based on the carrying amount of intangible assets as of December 31, 2010, the estimated future amortization is as follows (in thousands):

	Fiscal Years
	2011	2012	2013	2014	2015	Thereafter	Total
Estimated future amortization of:
Developed technology	$5,494	$4,655	$2,850	$309	$260	$57	$13,625
Other intangibles	1,170	1,170	1,126	990	991	700	6,147

Total	$6,664	$5,825	$3,976	$1,299	$1,251	$757	$19,772

Other assets

        The following is a summary of other assets (in thousands):

	December 31
	2010	2009
Long-term investments	$500	$500
Long-term prepaid commissions	3,756	3,204
Deposits	2,889	2,821
Prepaid contract expense, long-term	4,914	3,617

Total other assets	$12,059	$10,142

        Long-term investments include an equity investment in a privately held company. This equity investment is carried at the lower of cost or fair value at December 31, 2010 and 2009. Deposits include restricted cash balance of $1.4 million at each of December 31, 2010 and 2009 related to the Company's San Francisco headquarters, and facilities in Boston and New York. See Note 11, "Commitment and Contingencies", for further discussion.

Accrued liabilities

        The following is a summary of accrued liabilities (in thousands):

	December 31
	2010	2009
Salaries and benefits payable	$22,236	$21,273
Accrued restructuring, current portion	809	518
Other	11,035	9,275

Total accrued liabilities	$34,080	$31,066

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Balance Sheet Detail (Continued)

Other long-term liabilities

        The following is a summary of other long-term liabilities (in thousands):

	December 31
	2010	2009
Deferred rent	$11,123	$10,595
Accrued restructuring, long-term portion	531	716
Other	3,190	1,658

Total other long-term liabilities	$14,844	$12,969

Note 7—Comprehensive Income and Accumulated Other Comprehensive Income

        The components of comprehensive income were as follows (in thousands):

	December 31
	2010	2009	2008
Net income from continuing operations	$24,319	$20,774	$17,316
Unrealized gain (loss) on marketable securities, net of taxes	69	(62)	—
Foreign currency translation adjustments	(2,189)	2,417	(6,148)

Comprehensive income from continuing operations	22,199	23,129	11,168

Net income (loss) from discontinued operation	(166)	16,109	1,579
Foreign currency translation adjustments	(1)	1,682	(1,455)

Comprehensive income (loss) from discontinued operation	(167)	17,791	124

Total comprehensive income, net of taxes	$22,032	$40,920	$11,292

        The Company recorded income tax expense (benefit) of $48,000, $(43,000) and $0 for fiscal 2010, 2009 and 2008, respectively, related to the marketable securities component of other comprehensive income.

        The components of accumulated other comprehensive income, net of related taxes, were as follows (in thousands):

	December 31
	2010	2009
Accumulated net unrealized gain (loss) on marketable securities	$7	$(62)
Accumulated foreign currency translation adjustments	8,608	10,798

Accumulated other comprehensive income, net of taxes	$8,615	$10,736

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Restructuring Charges

        During 2010, Advent recorded a restructuring charge of $0.8 million which primarily related to facility and exit costs associated with the relocation and consolidation of the facilities in New York City and Boston during the second and fourth quarter of 2010, respectively.

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

        The following table sets forth an analysis of the components of the restructuring charges and the payments and non-cash charges made against the accrual during fiscal 2008, 2009 and 2010 (in thousands):

	Facility Exit Costs	Severance and Benefits	Total
Balance of restructuring accrual at December 31, 2007	$4,265	$—	$4,265
Restructuring charges (benefit)	(180)	141	(39)
Reversal of deferred rent related to facilities exited	111	—	111
Cash payments	(2,601)	—	(2,601)
Adjustment of prior restructuring costs	140	—	140

Balance of restructuring accrual at December 31, 2008	$1,735	$141	$1,876
Restructuring charges (benefit)	60	(4)	56
Cash payments	(635)	(137)	(772)
Adjustment of prior restructuring costs	74	—	74

Balance of restructuring accrual at December 31, 2009	$1,234	$—	$1,234
Restructuring charges	788	—	788
Reversal of deferred rent related to facilities exited	29	—	29
Cash payments	(763)	—	(763)
Adjustment of prior restructuring costs	52	—	52

Balance of restructuring accrual at December 31, 2010	$1,340	$—	$1,340

        Of the remaining restructuring accrual of $1.3 million at December 31, 2010, $0.8 million and $0.5 million are included in accrued liabilities and other long-term liabilities, respectively, on the accompanying consolidated balance sheet. The accrued facility exit costs of $1.3 million are stated at estimated fair value, net of estimated sub-lease income of $1.4 million. Advent expects to pay the remaining obligations in connection with vacated facilities over the remaining lease terms, which will expire on various dates through 2012.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Debt

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

Note 10—Income Taxes

        The components of income from continuing operations before income taxes were as follows (in thousands):

	Fiscal Years
	2010	2009	2008
US	$33,188	$27,622	$20,257
Foreign	2,222	1,497	916

Total	$35,410	$29,119	$21,173

        The components of the provision for income taxes included (in thousands):

	Fiscal Years
	2010	2009	2008
Current:
Federal	$4,776	$783	$748
State	939	1,194	820
Foreign	821	363	563
Deferred:
Federal	4,959	6,361	4,285
State	(320)	(539)	(2,390)
Foreign	(84)	183	(169)

Total	$11,091	$8,345	$3,857

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Income Taxes (Continued)

        The effective income tax rate on earnings differed from the statutory federal tax rate as follows:

	Fiscal Years
	2010	2009	2008
Statutory federal rate	35.0%	35.0%	35.0%
State taxes	5.4	5.3	5.9
Stock compensation relating to incentive stock options and employee stock purchase plans	(1.5)	0.9	4.9
Research and other state tax credits	(9.1)	(10.2)	(22.7)
Change in valuation allowance	(1.7)	(2.9)	(6.5)
Change in state contingency reserve	1.0	—	(0.9)
Foreign taxes	(0.1)	0.3	1.5
Impact of state tax rate changes on net deferred tax assets	1.3	(0.3)	—
Other, net	1.0	0.6	1.0

Effective income tax rate	31.3%	28.7%	18.2%

        As of December 31, 2010, Advent made no provision for a cumulative total of $10.1 million of undistributed earnings for certain non-US subsidiaries, which are deemed to be permanently reinvested.

        The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	December 31
	2010	2009
Deferred tax assets, current:
Deferred revenue	$2,534	$2,408
Other accrued liabilities and reserves	3,529	3,849
Stock compensation	10,056	8,870
Other	239	(46)

Total deferred tax assets, current	16,358	15,081

Non-current deferred tax assets:
Depreciation and amortization	(4,576)	(1,392)
Net operating losses, capital losses and credit carryforwards	35,010	38,307
Other	3,977	4,888
Valuation allowance	(820)	(1,301)

Total deferred tax assets, non-current	33,591	40,502

Deferred tax assets	49,949	55,583
Deferred tax liabilities	(534)	—

Net deferred tax assets	$49,415	$55,583

        The Company maintains a valuation allowance against its deferred tax assets relating to capital losses and investment reserves of $747,000 and certain state net operating losses of $73,000 as it believes that based upon the available evidence, it is more likely than not that these assets will not be

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Income Taxes (Continued)

realized. If it is determined in the future that it is more likely than not that these deferred tax assets will be realized, the valuation allowance will be reduced.

        At December 31, 2010, Advent had federal net operating loss carryforwards of approximately $62 million, which includes stock-based compensation deductions of $38 million. Utilization of these loss carryforwards, including losses obtained from acquisitions, is subject to certain limitations under the federal income tax laws. These net operating loss carryforwards expire between 2021 and 2027. Also at December 31, 2010, Advent had state net operating loss carryforwards in various states in which it files tax returns.

        Advent had federal research credits of $22.2 million which expire between 2012 and 2030. Advent also had California research credits of $15.9 million and California enterprise zone credits of $6.1 million which do not expire.

        The following table summarizes the activity relating to the Company's unrecognized tax benefits during 2010, 2009 and 2008 (in thousands):

Total
Balance at January 1, 2008	$5,899
Gross increases related to tax positions in prior period	370
Gross increases related to current period tax positions	832
Settlements with taxing authorities	(197)

Balance at December 31, 2008	$6,904
Gross increases related to current period tax positions	563

Balance at December 31, 2009	$7,467
Gross increases related to tax positions in prior period	431
Gross increases related to current period tax positions	1,603

Balance at December 31, 2010	$9,501

        If recognized, the portion of unrecognized tax benefits at December 31, 2010 that would decrease Advent's tax provision and increase net income is $7.9 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of the federal tax benefit of state income tax items. Advent recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within "Provision for income taxes" on the consolidated statement of operations. As of December 31, 2010, Advent has not accrued any interest or penalties as part of its ASC 740-10-25, "Income Taxes—Overall—Recognition", reserve as any reversal of uncertain tax positions would not result in the assessment of penalties or interest due to the Company's surplus of deferred tax assets that would offset any additional tax.

        Advent is subject to taxation in the US and various states and foreign jurisdictions. Advent is currently undergoing a State of California franchise tax examination for the 2006 and 2007 tax years. Advent is not under examination in any other income tax jurisdiction at the present time and does not anticipate the total amount of its unrecognized tax benefits to significantly change over the next 12 months. The material jurisdictions that are subject to examination by tax authorities include federal for tax years after 2006 and California for tax years after 2005.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Commitments and Contingencies

  Lease Obligations

        Advent leases office space and equipment under non-cancelable operating lease agreements, which expire at various dates through June 2025. Some operating leases contain escalation provisions for adjustments in the consumer price index. Advent is responsible for maintenance, insurance, and property taxes.

        On October 1, 2009, Advent completed the sale of the Company's MicroEdge subsidiary. See Note 4, "Discontinued Operation," to the consolidated financial statements for a description of the principal terms of the divestiture. With the exception of the MicroEdge facilities in New York City, the lease obligations related to MicroEdge have been transferred to the Purchaser.

        Future minimum payments and receipts under the non-cancelable operating leases consisted of the following at December 31, 2010 (in thousands):

	Future
Fiscal Years	Lease Payments	Sub-lease Income	Net Lease Payments
2011	$9,874	$974	$8,900
2012	7,996	432	7,564
2013	6,983	—	6,983
2014	7,345	—	7,345
2015	7,539	—	7,539
Thereafter	27,891	—	27,891

Total	$67,628	$1,406	$66,222

        Rent expense for fiscal 2010, 2009 and 2008 was $8.7 million, $5.5 million and $5.0 million, respectively, net of sub-lease income from non-restructured facilities of $35,000, $22,000 and $5,000 in fiscal 2010, 2009 and 2008, respectively.

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Commitments and Contingencies (Continued)

Legal Contingencies

        On March 8, 2005, certain of the former shareholders of Kinexus Corporation and the shareholders' representative filed suit against Advent in the Delaware Chancery Court. The complaint alleges that Advent breached the Agreement and Plan of Merger dated as of December 31, 2001 pursuant to which Advent acquired all of the outstanding shares of Kinexus due principally to the fact that no amount was paid by Advent on an earn-out of up to $115 million. The earn-out, which was payable in cash or stock at the election of Advent, was based upon Kinexus meeting certain revenue targets in both 2002 and 2003. The complaint seeks unspecified compensatory damages, an accounting and restitution for unjust enrichment. Advent advised the shareholders' representative in January 2003 that the earn-out terms had not been met in 2002 and accordingly no earn-out was payable for 2002 and would not be payable for 2003. After nearly two years of inactivity, plaintiff contacted Advent in November 2010, seeking to continue discovery in the case. Advent has filed a motion to dismiss the case for plaintiff's failure to prosecute in a timely manner and a ruling on the motion is pending. Advent disputes the plaintiffs' claims and believes that it has meritorious defenses and intends to vigorously defend this action. Management has not determined that any potential loss associated with this litigation is either probable or reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Stock-Based Compensation

Stock-Based Compensation Expense

        Stock-based compensation expense related to stock options, stock appreciation rights ("SARs"), employee stock purchase plan ("ESPP") shares, and restricted stock units ("RSUs") was recognized on Advent's consolidated statement of operations for fiscal 2010, 2009 and 2008 as follows (in thousands):

	Fiscal Years
	2010			2009			2008
	Options, SARs & ESPP	RSUs	Total	Options, SARs & ESPP	RSUs	Total	Options, SARs & ESPP	RSUs	Total
Statement of operations classification
Cost of term license, maintenance and other recurring revenues	$1,066	$708	$1,774	$985	$712	$1,697	$748	$535	$1,283
Cost of professional services and other revenues	804	337	1,141	799	470	1,269	724	362	1,086

Total cost of revenues	1,870	1,045	2,915	1,784	1,182	2,966	1,472	897	2,369
Sales and marketing	4,141	1,725	5,866	3,274	2,116	5,390	3,512	1,194	4,706
Product development	2,856	2,344	5,200	2,148	2,709	4,857	2,133	1,682	3,815
General and administrative	3,213	1,236	4,449	3,180	1,769	4,949	4,176	1,042	5,218

Total operating expenses	10,210	5,305	15,515	8,602	6,594	15,196	9,821	3,918	13,739

Total stock-based employee compensation expense	$12,080	$6,350	$18,430	$10,386	$7,776	$18,162	$11,293	$4,815	$16,108

Tax effect on stock-based employee compensation	(5,592)	(2,568)	(8,160)	(4,091)	(3,131)	(7,222)	(3,753)	(1,965)	(5,718)

Effect on net income from continuing operations, net of tax	$6,488	$3,782	$10,270	$6,295	$4,645	$10,940	$7,540	$2,850	$10,390

Effect on net income from discontinued operation, net of tax	$—	$—	$—	$76	$128	$204	$286	$173	$459

Effect on net income, net of tax	$6,488	$3,782	$10,270	$6,371	$4,773	$11,144	$7,826	$3,023	$10,849

        Advent capitalized stock-based compensation expense of $94,000, $228,000 and $313,000 during fiscal 2010, 2009 and 2008, respectively, associated with the Company's software development, internal-use software and professional services implementation projects.

        As of December 31, 2010, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimated forfeitures, was $28.2 million and is expected to be recognized through the remaining vesting period of each grant. As of December 31, 2010, the weighted average remaining period was 2.3 years.

Valuation Assumptions

        Advent uses the Black-Scholes option pricing model to determine the fair value of equity compensation awards (stock options, RSUs and SARs and employee stock purchase plan shares, consistent with the provisions of ASC 718, "Compensation—Stock Compensation".

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Stock-Based Compensation (Continued)

        The fair value of each equity award grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions:

Fiscal Years
	2010	2009	2008
Stock Options / Stock Appreciation Rights
Risk-free interest rate	1.3% - 2.7%	1.8% - 3.0%	2.0% - 3.9%
Volatility	35.2% - 38.8%	38.5% - 57.7%	41.8% - 56.4%
Expected life	4 - 5 years	4 - 5 years	4 - 6 years
Expected dividends	None	None	None
Employee Stock Purchase Plan*
Risk-free interest rate	0.2%	0.2% - 0.4%	0.4% - 3.4%
Volatility	28.8% - 29.9%	29.5% - 72.8%	43.8% - 72.8%
Expected life	6 months	6 months	6 months
Expected dividends	None	None	None

*
The ESPP periods begin every six months in the second and fourth quarter of each year.

        The expected stock price volatility for fiscal 2010, 2009 and 2008 was determined based on an equally weighted average of historical and implied volatility of the Company's common stock. Advent determined that a blend of implied volatility and historical volatility is more reflective of the market conditions and a better indicator of expected volatility than using purely historical volatility. The expected life for fiscal 2010, 2009 and 2008 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the US Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or SAR. The dividend yield assumption is based on the Company's history of not paying dividends and the resultant future expectation of zero dividend payouts.

        The fair value of RSUs on the date of grant is the Advent closing share price.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Stock-Based Compensation (Continued)

Equity Award Activity

        A summary of the status of the Company's stock option and SAR activity for the total Company for the period presented is as follows (in thousands, except weighted average exercise price):

	Fiscal Years
	2010		2009		2008
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	7,886	$14.57	8,182	$14.13	7,633	$12.31
Options and SARs granted	1,041	$22.13	1,256	$16.05	1,852	$20.84
Options and SARs exercised	(1,795)	$13.91	(1,077)	$10.58	(840)	$9.07
Options and SARs canceled	(352)	$18.05	(475)	$19.95	(463)	$20.05

Outstanding at end of year	6,780	$15.73	7,886	$14.57	8,182	$14.13

Exercisable at end of year	4,278	$13.37	4,916	$12.92	4,825	$11.96

        The aggregate intrinsic value of options and SARs outstanding and exercisable as of December 31, 2010 was $89.7 million and $66.7 million, respectively. The intrinsic value is calculated as the difference between the Company's closing stock price of $28.96 as of December 31, 2010 and the exercise price of the underlying awards for options or SARs that were in-the-money as of that date.

        The weighted average grant date fair value of options and SARs granted for the total Company (as determined under ASC 718), total intrinsic value of options and SARS exercised and cash received from option exercises during fiscal 2010, 2009 and 2008 were as follows (in thousands, except weighted average grant date fair value):

	Fiscal Years
	2010	2009	2008
Options and SARs
Weighted average grant date fair value	$7.64	$7.36	$9.02
Total intrinsic value of awards exercised	$18,875	$7,992	$9,341
Options
Cash received from exercises	$14,020	$8,637	$6,095

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Stock-Based Compensation (Continued)

        The options and SARs outstanding and currently exercisable for the total Company by exercise price at December 31, 2010 were as follows:

	Options and SARs Outstanding			Options and SARs Exercisable
		Weighted Average Remaining Contractual Life (in years)
Exercise Price	Number of Shares (in thousands)		Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$6.96 - $8.98	706	3.70	$8.76	706	$8.76
$9.03 - $9.13	721	3.47	$9.10	721	$9.10
$9.35 - $10.57	752	3.51	$9.86	696	$9.80
$12.16 - $14.18	715	5.38	$13.87	630	$13.96
$14.53 - $16.21	929	7.90	$16.04	420	$15.97
$16.30 - $18.57	772	6.27	$17.87	532	$17.86
$18.86 - $20.88	791	7.57	$20.58	355	$20.65
$21.09 - $21.34	64	9.26	$21.29	2	$21.09
$21.75 - $21.75	836	9.34	$21.75	—	$—
$21.90 - $27.90	494	7.19	$24.34	216	$24.27

As of December 31, 2010	6,780	6.15	$15.73	4,278	$13.37

Expected to vest at December 31, 2010	6,517	6.04	$15.53

        The aggregate intrinsic value of options and SARs expected to vest at December 31, 2010 was $87.5 million.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Stock-Based Compensation (Continued)

        The equity awards available for grant for the total Company for the periods presented were as follows (in thousands):

	Fiscal Years
	2010	2009	2008
Beginning balance	5,087	2,720	3,014
Awards authorized	3,002	3,600	1,887
Options and SARs granted	(1,041)	(1,256)	(1,852)
Options and SARs canceled	352	475	463
Options expired	(4)	(3)	—
SARs exercised, settled for taxes or proceeds, and returned to plan	—	—	48
RSUs granted	(452)	(423)	(560)
RSUs canceled	62	128	65
RSU adjustment(1)(2)(3)	(389)	(154)	(345)

Ending balance	6,617	5,087	2,720

(1)
Effective with our 2002 Stock Plan amended on April 1, 2010, awards of restricted stock, restricted stock units, performance shares or performance units reduce the number of shares available under the Plan by 1.99 shares for each share covered by such awards.

(2)
Effective with our 2002 Stock Plan amended on April 1, 2009, awards of restricted stock, restricted stock units, performance shares or performance units reduce the number of shares available under the Plan by 1.52 shares for each share covered by such awards.

(3)
Effective with our 2002 Stock Plan amended on April 1, 2008, awards of restricted stock, restricted stock units, performance shares or performance units reduce the number of shares available under the Plan by 1.75 shares for each share covered by such awards.

        During fiscal 2010, 2009 and 2008, the Company granted RSUs under its 2002 Stock Plan. A summary of RSU activity for the total Company during for 2010, 2009 and 2008 is as follows:

	Fiscal Years
	2010		2009		2008
	Number of Shares (in thousands)	Weighted Average Grant Date	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding and unvested at beginning of period	1,369	$18.17	1,402	$18.95	1,144	$17.31
RSUs granted	452	$22.05	423	$16.50	560	$20.59
RSUs vested	(451)	$17.85	(328)	$18.89	(237)	$14.92
RSUs canceled	(62)	$18.99	(128)	$19.34	(65)	$18.96

Outstanding and unvested at end of period	1,308	$19.58	1,369	$18.17	1,402	$18.95

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Stock-Based Compensation (Continued)

        The weighted average grant date fair value was determined based on the closing market price of the Company's common stock on the date of the award. Aggregate intrinsic value of RSUs outstanding at December 31, 2010 was $37.9 million, based on the closing price of $28.96 per share as of December 31, 2010.

Description of Plans

  Stock Option Plans

        Advent has equity awards outstanding under three stock option plans, the 2002 Stock Plan (the "Plan"), the 1998 Non-statutory Stock Option Plan (the "Non-statutory Plan") and the 1995 Director Option Plan (the "Director Plan").

        The Plan.    On June 2, 2010, the Company's stockholders approved the amendment and restatement of Advent's 2002 Stock Plan, originally approved by the Board of Directors (the "Board") and stockholders in February and May, respectively, of 2002. Under the Plan, the Company may grant options to purchase common stock to employees, consultants and directors. The Plan also permits the award of restricted stock, RSUs, SARs, performance shares, and performance units.

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Stock-Based Compensation (Continued)

        Effective February 11, 2010, each non-employee director became eligible to receive the following awards of SARs and RSUs under the 2002 Stock Plan:

  •
  Initial equity grant value upon joining the Board of approximately $200,000. Approximately 70% or $140,000 of the grant value is awarded in SARs(1)(4) and approximately 30% or $60,000 is awarded in RSUs(2)(5).

  •
  Annual equity grant value upon re-election to the Board of $120,000. Approximately 70% or $84,000 of the grant value is awarded in SARs(3)(4) and approximately 30% or $36,000 is awarded in RSUs(3)(5).

(1)
Vests over four years with 25% of the shares vesting one year after the date of grant and the remainder vesting in equal monthly installments over the ensuing three years.

(2)
Vests over four years with 50% of the shares vesting two years after the date of grant and 50% vesting four years after the date of grant.

(3)
Vests 100% one year after the date of grant.

(4)
SAR awards are valued based on aggregate grant date fair value of awards granted during the year computed in accordance with ASC 718, "Compensation—Stock Compensation."

(5)
RSU awards are valued based on the number of shares awarded multiplied by the closing price of the stock on the date of grant.

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

  2005 ESPP

        On May 18, 2005, Advent's shareholders approved the 2005 ESPP with 4,000,000 shares of common stock reserved for issuance. The following table summarizes the Company's issuance of common stock for the total Company under the 2005 ESPP:

	Fiscal Years
	2010	2009	2008
Common shares issued	338,656	552,820	398,762
Average price	$17.11	$10.17	$12.59

        As of December 31, 2010, common shares of 2,089,908 were reserved for future issuance under the 2005 ESPP.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Stock-Based Compensation (Continued)

  401(k) Plan

        Advent sponsors a 401(k) Plan to provide retirement benefits for its US employees. This Plan provides for tax-deferred salary deductions for eligible employees. Employees may contribute between 1% and 70% of their compensation to this Plan, limited by an annual maximum amount as determined by the Internal Revenue Service. The Company also makes a 50% matching contribution of up to 6% of employee compensation. The Company's matching contributions to this plan totaled $3.4 million, $3.1 million, and $2.8 million for fiscal 2010, 2009 and 2008, respectively. In addition to the employer matching contribution, Advent may make profit sharing contributions at the discretion of the Board of Directors. Advent did not make any profit sharing contributions in fiscal 2010, 2009 or 2008.

Note 13—Net Income per Share

        The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Fiscal Years
	2010	2009	2008
Numerator:
Net income:
Continuing operations	$24,319	$20,774	$17,316
Discontinued operation	(166)	16,109	1,579

Total operations	$24,153	$36,883	$18,895

Denominator:
Denominator for basic net income per share-weighted average shares outstanding	51,535	50,899	53,279
Dilutive common equivalent shares:
Employee stock options and other	2,941	2,010	2,507

Denominator for diluted net income per share- weighted average shares outstanding, assuming exercise of potential dilutive common shares	54,476	52,909	55,786

Basic net income per share:(1)
Continuing operations	$0.47	$0.41	$0.33
Discontinued operation	—	0.32	0.03

Total operations	$0.47	$0.72	$0.35

Diluted net income per share:(1)
Continuing operations	$0.45	$0.39	$0.31
Discontinued operation	—	0.30	0.03

Total operations	$0.44	$0.70	$0.34

(1)
Net income per share is based on actual calculated values and totals may not sum due to rounding.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Net Income per Share (Continued)

        Weighted average stock options, SARs and RSUs of approximately 1.8 million, 3.8 million and 3.1 million were excluded from the computation of diluted net income per share for fiscal 2010, 2009 and 2008, respectively, because their inclusion would have been anti-dilutive.

Note 14—Common Stock Repurchase Programs

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

        The following is a summary of the repurchase programs authorized by Advent's Board since fiscal 2008 (in thousands):

Date of Authorization	Number of Shares Authorized
May 2008	2,000
October 2008	6,000
May 2010	2,000

Total	10,000

        The following is a summary of the Company's repurchase activity by year since fiscal 2008 (in thousands, except per share data):

Fiscal Year	Total Number of Shares Repurchased	Cost	Average Price Paid Per Share
2008	4,662	$61,572	$13.21
2009	1,380	$14,578	$10.57
2010	1,670	$35,881	$21.48

Total	7,712	$112,031	$14.53

        At December 31, 2010, there remained approximately 2.3 million shares authorized by the Board for repurchase.

        In addition to the above, Advent has withheld shares through net share settlements upon the vesting of restricted stock units and the exercise of stock-settled stock appreciation rights under its equity compensation plan to satisfy tax withholding obligations.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Segment, Significant Customer and Geographical Information

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

        Historically, the Company determined that its operations were organized into two reportable segments: Advent Investment Management and MicroEdge. On October 1, 2009, Advent completed the sale its MicroEdge subsidiary pursuant to an Agreement entered into on July 27, 2009. Accordingly, the results of MicroEdge have been classified as a discontinued operation in the consolidated financial statements for all periods presented. The Company now operates under a single reportable segment, Advent Investment Management. See Note 4, "Discontinued Operation", for further information regarding the divestiture of MicroEdge.

  Significant Customers

        No single customer represented 10% or more of Advent's total net revenues in any fiscal year presented.

  Geographic Information

        Geographical information as of and for the periods presented is as follows (in thousands):

	December 31
	2010	2009
Long-lived assets(1):
United States	$51,105	$42,346
International	1,977	1,241

Total long-lived assets	$53,082	$43,587

	Fiscal Years
	2010	2009	2008
Geographic net sales(2):
United States	$240,453	$222,996	$200,889
International	43,048	36,512	36,995

Total net sales	$283,501	$259,508	$237,884

(1)
Long-lived assets exclude goodwill, intangible assets, private equity investments and deferred tax assets.

(2)
Geographic net sales are based on the location to which the product is shipped.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Fair Value Measurements

        The accounting guidance for fair value measurements establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

Level Input	Input Definition
Level 1	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.
Level 3	Unobservable inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date.

        In general, and where applicable, the Company uses quoted prices in active markets for identical assets or liabilities to determine fair value. The Company applied this valuation technique to measure the fair value of the Company's Level 1 investments, such as treasury obligation money market mutual funds and US government debt securities. Money market funds consist of cash equivalents with remaining maturities of three months or less at the date of purchase and are composed primarily of US government debt securities and treasury obligation money market mutual funds. Advent's US government debt securities are securities sponsored by the federal government.

        If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then the Company uses quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. The Company classifies its corporate debt securities as having Level 2 inputs. These corporate debt securities are guaranteed by the US government. The valuation techniques used to measure the fair value of the Company's financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. The Company's procedures include controls to ensure that appropriate fair values are recorded such as comparing prices obtained from multiple independent sources.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Fair Value Measurements (Continued)

        The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities. The fair value of these certain financial assets was determined using the following inputs as of December 31, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money Market Funds(1)	$51,630	$51,630	$—	$—
US government debt securities(2)	62,475	62,475	—	—
Corporate debt securities(3)	22,600	—	22,600	—

Total	$136,705	$114,105	$22,600	$—

(1)
Included in cash and cash equivalents on the Company's consoldiated balance sheet.

(2)
Included in cash and cash equivalents and short-term marketable securities on the Company's consolidated balance sheet.

(3)
Included in short-term marketable securities on the Company's consolidated balance sheet.

        Money market funds consist of cash equivalents with remaining maturities of three months or less at the date of purchase and are composed primarily of US government and treasury obligation money market mutual funds. The Company's US government debt securities are securities sponsored by the federal government. The fair value of the money market funds and US government debt securities are determined through market, observable and corroborated sources. The fair value of the corporate debt securities are determined using observable inputs, including interest rate curves, credit spreads and volatilities. There were no material transfers between Level 1 and Level 2 assets in fiscal 2010 and Advent does not have any significant assets that utilize unobservable or Level 3 inputs.

        The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities approximate fair value based on the short-term maturities of these instruments. At December 31, 2010, the Company had no debt outstanding.

        Non-marketable investments, which totaled $0.5 million at December 31, 2010, represent the Company's investments in a privately held company. Non-marketable investments are priced at the lower of cost or fair value and reviewed for impairment due to an absence of market activity and market data, and are not reported in the above table of assets measured at fair value as of December 31, 2010.

Note 17—Subsequent Events

        On December 13, 2010, the Company announced that its Board of Directors declared a two-for-one stock split of the Company's common stock, payable in the form of a 100% stock dividend. On January 18, 2011, one additional share of common stock was distributed for each share held of record as of the close of business on January 3, 2011. All references to number of shares (except shares

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—Subsequent Events (Continued)

authorized) and to per share information, in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

        In February 2011, Advent Software, Inc. acquired Syncova Solutions, Ltd., a United Kingdom-based company that provides margin management and debt finance reconciliation and optimization software. Cash consideration of approximately $25 million was paid upon closing in February 2011.

Supplementary Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2010(1)(4):
Net revenues	$66,688	$69,272	$71,987	$75,554
Gross margin	$46,088	$48,485	$48,815	$53,303
Income from continuing operations	$7,272	$7,572	$9,733	$11,728
Net income from continuing operations	$4,243	$4,847	$5,981	$9,248
Net income from discontinued operation	$(48)	$(27)	$(23)	$(68)
Net income	$4,195	$4,820	$5,958	$9,180
Basic net income per share:
Continuing operations	$0.08	$0.09	$0.12	$0.18
Discontinued operation	$—	$—	$—	$—
Total operations	$0.08	$0.09	$0.12	$0.18
Diluted net income per share:
Continuing operations	$0.08	$0.09	$0.11	$0.17
Discontinued operation	$—	$—	$—	$—
Total operations	$0.08	$0.09	$0.11	$0.17
2009(1)(2)(3)(4):
Net revenues	$66,325	$63,068	$63,782	$66,333
Gross margin	$45,408	$42,695	$42,753	$46,107
Income from continuing operations	$8,388	$7,226	$5,837	$6,428
Net income from continuing operations	$5,363	$7,159	$3,902	$4,350
Net income from discontinued operation	$866	$863	$770	$13,610
Net income	$6,229	$8,022	$4,672	$17,960
Basic net income per share:
Continuing operations	$0.11	$0.14	$0.08	$0.08
Discontinued operation	$0.02	$0.02	$0.02	$0.26
Total operations	$0.12	$0.16	$0.09	$0.35
Diluted net income per share:
Continuing operations	$0.10	$0.14	$0.07	$0.08
Discontinued operation	$0.02	$0.02	$0.01	$0.25
Total operations	$0.12	$0.15	$0.09	$0.33

(1)
On December 13, 2010, the Company announced a two-for-one stock split effected in the form of a 100% stock dividend that was distributed on January 18, 2011. All share and per share information has been adjusted to reflect the two-for-one stock split.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)
On October 1, 2009, Advent completed the sale of its MicroEdge segment. Accordingly, the results of MicroEdge have been reclassified as a discontinued operation for all periods presented.

(3)
In the second quarter of 2009, Advent recorded a gain on sale of its private equity investment of $2.1 million.

(4)
Net income per share is based on actual calculated values and totals may not sum due to rounding.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures

        The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management evaluated, with the participation of the Principal Executive Officer and Principal Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Management's annual report on internal control over financial reporting

        See "Management's Report on Internal Control over Financial Reporting" on page 75.

Changes in internal control over financial reporting

        There were no changes in our internal control over financial reporting which were identified in connection with the evaluation required by Rule 13a-15(e) of the Exchange Act that occurred during the fourth quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, Advent's internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information on Directors appearing under the heading "Corporate Governance", "Corporate Governance and Nominating Committee Matters" and "Proposal No. 1: Election of Directors" in the Notice of the 2011 Annual Meeting of Stockholders and 2011 Proxy Statement, to be filed pursuant to Rule 14a-6(b) under the Securities and Exchange Act of 1934 (the "Exchange Act"), in connection with the Company's 2011 Annual Meeting of Stockholders (the "2011 Proxy Statement"), is incorporated by reference in this Annual Report on Form 10-K. Information required by this Item related to the executive officers can be found in the section captioned "Executive Officers of the Registrant" under Part I, "Item 1. Business" of this Annual Report on Form 10-K, and is also incorporated herein by reference. Information required by this Item regarding any material changes to the process by which security holders may recommend nominees to the Board of Directors appears under the heading "Procedural Matters" in our 2011 Proxy Statement and is incorporated herein by reference.

        The information contained under the heading "Beneficial Ownership Reporting Compliance Section 16(a)" in the 2011 Proxy Statement are incorporated by reference in this Annual Report on Form 10-K.

        The current members of the audit committee are Christine S. Manfredi, James D. Kirsner and Wendell Van Auken (Chair), each of whom is "independent" as defined by current Nasdaq listing standards. The Board has determined that all members of the audit committee are financial experts as defined by Item 401(h) of Regulation S-K of the Exchange Act.

        The Company has a code of business ethics and conduct that applies to all of the Company's employees, including its Principal Executive Officer, Principal Financial Officer and its Board of Directors. A copy of this code, "Code of Business Ethics and Conduct", is available on the Company's website at http://investor.advent.com/phoenix.zhtml?c=96626&p=irol-govHigh lights.

        The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website.

Item 11.    Executive Compensation

        Information required by this Item is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders, where it is included under the caption "Compensation Committee Matters."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required by this Item is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders, where it is included under the captions "Beneficial Security Ownership of Management and Certain Beneficial Owners," and "Equity Compensation Plan Information."

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required by this Item is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders, where it is included under the caption "Certain Relationships and Related Transactions" and "Corporate Governance."

Item 14.    Principal Accountant Fees and Services

        Information required by this Item is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders, where it is included under the caption "Fees to Independent Registered Public Accounting Firm."

 PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
The following documents are filed as part of this Report

1.
Financial Statements

        The following are included in Item 8:

  2.
  Financial Statement Schedules

        The following financial statement schedule for the years ended December 31, 2010, 2009 and 2008 should be read in conjunction with the consolidated financial statements of Advent Software, Inc. filed as part of this Annual Report on Form 10-K:

Schedule II
ADVENT SOFTWARE, INC
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2010, 2009 and 2008

	Balance at Beginning of Period	Additions (Reductions) Charged to Expense	Write-offs / Adjustments		Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
2008	$181	$327	$161		$347
2009	$347	$215	$295		$267
2010	$267	$188	$287		$168
Allowance for sales returns:
2008	$2,085	$219	$—		$2,304
2009	$2,304	$315	$—		$2,619
2010	$2,619	$(616)	$—		$2,003
Deferred tax asset valuation allowance:
2008	$6,037	$(344)	$(1,168	)(1)	$6,861
2009	$6,861	$(5,560)	$—		$1,301
2010	$1,301	$(614)	$(133)		$820

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

  3.
  Exhibits

        The following exhibits are filed as a part of, or incorporated by reference into this Form 10-K:

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
2.1	Agreement and Plan of Merger by and among Advent Software, Inc. ("Advent"), Kayak Acquisition Corp., and Kinexus Corporation dated as of December 31, 2001	8-K	3/1/2002	2.1
2.2	Agreement and Plan of Reorganization by and among the Registrant, Tamale Software, Inc., Tenor Corporation and Tenor LLC dated as of September 4, 2008	8-K	9/5/2008	2.1
2.3	Agreement and Plan of Merger by and among MicroEdge Holdings, LLC, MicroEdge Merger Sub, LLC, MicroEdge, Inc., Advent Software, Inc., and with respect to Articles VII, VIII and IX only, U.S. Bank National Association as Escrow Agent, dated July 27, 2009	8-K	7/28/2009	2.1
3.1	Third Amended and Restated Certificate of Incorporation of Registrant	8-K	6/8/2010	3.1
3.2	Amended and Restated Bylaws of Registrant	8-K	6/8/2010	3.2
4.1	Specimen Common Stock Certificate of Registrant	SB-2	11/15/1995	***
10.1	Form of Indemnification Agreement for Executive Officers and Directors*	SB-2	11/15/1995	***
10.2	1992 Stock Plan, as amended*	S-8	5/28/1999	4.1
10.3	1993 Profit Sharing & Employee Savings Plan, as amended*	SB-2	11/15/1995	***
10.4	1995 Employee Stock Purchase Plan*	SB-2	11/15/1995	***
10.5	1995 Director Option Plan*	S-8	8/11/2000	4.1
10.6	2002 Stock Option Plan, as amended*	DEF 14A	4/22/2005	Appendix B
10.7	2005 Employee Stock Purchase Plan*	DEF 14A	4/22/2005	Appendix A
10.8	Office Lease dated January 6, 2006, between Toda Development, Inc. and Advent for facilities located at 600 Townsend Street in San Francisco, California.	8-K	1/12/2006	10.1

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
10.9	Executive Severance Plan dated March 14, 2006*	10-K	3/31/2006	10.13
10.10	Summary of Plan Terms for 2008 Executive Short-Term Incentive Plan*	8-K	2/5/2008	10.1
10.11	2002 Stock Plan, as amended	DEF 14A	4/4/2008	Appendix A
10.12	Summary of Plan Terms for 2009 Executive Short-Term Incentive Plan*	8-K	1/26/2009	10.1
10.13	Office Lease dated September 30, 2009 between 1114 6th Avenue Co. LLC and Advent for facilities located at 1114 Avenue of the Americas in New York, New York.	8-K	10/6/2009	10.1
10.14	2002 Stock Plan, as amended	DEF 14A	4/1/2009	Appendix A
10.15	Summary of Plan Terms for 2010 Executive Short-Term Incentive Plan*	8-K	2/18/2010	10.1
10.16	Description of Director Compensation	10-K	3/12/2010	10.16
10.17	2002 Stock Plan, as amended	8-K	6/8/2010	10.1
21.1	Subsidiaries of Advent				X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included on page 130 of this Form 10-K)				X
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002				X

*
Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

**
Confidential treatment requested as to certain portions of this exhibit.

***
Incorporated by reference to the exhibit filed with Advent's registration statement filed on Form SB-2 (commission file number 33-97912-LA), declared effective on November 15, 1995.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 9th day of March, 2011.

ADVENT SOFTWARE, INC.
By:	/s/ JAMES S. COX James S. Cox Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

 POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephanie G. DiMarco and James S. Cox his or her attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHANIE G. DIMARCO Stephanie G. DiMarco	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2011
/s/ JAMES S. COX James S. Cox	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2011
/s/ A. GEORGE BATTLE A. George Battle	Director	March 9, 2011
/s/ JAMES D. KIRSNER James D. Kirsner	Director	March 9, 2011
/s/ CHRISTINE S. MANFREDI Christine S. Manfredi	Director	March 9, 2011
/s/ JAMES P. ROEMER James P. Roemer	Director	March 9, 2011
/s/ JOHN H. SCULLY John H. Scully	Chairman of the Board	March 9, 2011
/s/ WENDELL G. VAN AUKEN Wendell G. Van Auken	Director	March 9, 2011