Form 10-Q
period 2011-03-31
ADVENT SOFTWARE INC /DE/
filed 2011-05-09
CIK 1002225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2011

or

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

The number of shares of the registrant’s Common Stock outstanding as of April 29, 2011 was 52,424,099.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31	December 31
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$74,301	$81,948
Short-term marketable securities	58,936	70,075
Accounts receivable, net	50,199	49,960
Deferred taxes, current	16,441	16,358
Prepaid expenses and other	20,572	17,864
Total current assets	220,449	236,205
Property and equipment, net	40,446	41,524
Goodwill	163,860	145,580
Other intangibles, net	31,610	19,772
Long-term marketable securities	7,633	—
Deferred taxes, long-term	34,641	33,591
Other assets	11,124	12,059
Noncurrent assets of discontinued operation	2,029	2,095

Total assets	$511,792	$490,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,095	$6,737
Accrued liabilities	29,287	34,080
Deferred revenues	150,096	147,896
Income taxes payable	3,829	1,691
Current liabilities of discontinued operation	1,644	165
Total current liabilities	190,951	190,569
Deferred revenue, long-term	6,426	6,337
Other long-term liabilities	16,859	14,844
Noncurrent liabilities of discontinued operation	4,937	5,228

Total liabilities	219,173	216,978

Commitments and contingencies (See Note 14)

Stockholders’ equity:
Common stock	524	520
Additional paid-in capital	418,074	411,600
Accumulated deficit	(137,159)	(146,887)
Accumulated other comprehensive income	11,180	8,615
Total stockholders’ equity	292,619	273,848

Total liabilities and stockholders’ equity	$511,792	$490,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31
	2011	2010

Net revenues:
Recurring revenues	$67,327	$60,119
Non-recurring revenues	7,999	6,569

Total net revenues	75,326	66,688

Cost of revenues:
Recurring revenues	14,788	12,427
Non-recurring revenues	7,239	6,657
Amortization of developed technology	1,516	1,516

Total cost of revenues	23,543	20,600

Gross margin	51,783	46,088

Operating expenses:
Sales and marketing	18,184	16,860
Product development	12,642	12,061
General and administrative	9,084	9,551
Amortization of other intangibles	320	315
Restructuring charges	26	29

Total operating expenses	40,256	38,816

Income from continuing operations	11,527	7,272

Interest and other income (expense), net	31	(706)

Income from continuing operations before income taxes	11,558	6,566
Provision for income taxes	3,654	2,323

Net income from continuing operations	$7,904	$4,243

Discontinued operation:
Net income (loss) from discontinued operation (net of applicable taxes of $1,344 and $(33), respectively)	1,824	(48)

Net income	$9,728	$4,195

Basic net income (loss) per share:
Continuing operations	$0.15	$0.08
Discontinued operation	0.03	(0.00)
Total operations	$0.19	$0.08

Diluted net income (loss) per share:
Continuing operations	$0.14	$0.08
Discontinued operation	0.03	(0.00)
Total operations	$0.18	$0.08

Weighted average shares used to compute net income per share:
Basic	52,201	51,748
Diluted	55,339	54,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

Net income per share is based on actual calculated values and totals may not sum due to rounding.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31
	2011	2010
Cash flows from operating activities:
Net income	$9,728	$4,195
Adjustment to net income for discontinued operation	(1,824)	48
Net income from continuing operations	7,904	4,243

Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Stock-based compensation	4,459	4,285
Depreciation and amortization	4,417	4,331
Provision for doubtful accounts	71	25
Reduction of sales returns	(706)	(168)
Deferred income taxes	(72)	(9)
Other	38	111
Effect of statement of operations adjustments	8,207	8,575
Changes in operating assets and liabilities:
Accounts receivable	509	2,031
Prepaid and other assets	(1,453)	1,692
Accounts payable	(670)	4,435
Accrued liabilities	(5,773)	(6,404)
Deferred revenues	961	(3,974)
Income taxes payable	1,908	1,938
Effect of changes in operating assets and liabilities	(4,518)	(282)

Net cash provided by operating activities from continuing operations	11,593	12,536

Cash flows from investing activities:
Cash used in acquisitions, net of cash acquired	(24,648)	(4,719)
Purchases of property and equipment	(1,436)	(4,308)
Capitalized software development costs	(1,612)	(1,197)
Purchases of marketable securities	(26,140)	(3,000)
Sales and maturities of marketable securities	29,408	3,000

Net cash used in investing activities from continuing operations	(24,428)	(10,224)

Cash flows from financing activities:
Proceeds from common stock issued from exercises of stock options	3,161	3,113
Withholding taxes related to equity award net share settlement	(2,608)	(534)
Excess tax benefits from stock-based compensation	1,344	—
Repurchase of common stock	—	(10,542)

Net cash provided by (used in) financing activities from continuing operations	1,897	(7,963)

Net cash transferred from (to) discontinued operation	3,078	(54)

Effect of exchange rate changes on cash and cash equivalents	213	(157)

Net change in cash and cash equivalents from continuing operations	(7,647)	(5,862)
Cash and cash equivalents of continuing operations at beginning of period	81,948	57,877

Cash and cash equivalents of continuing operations at end of period	$74,301	$52,015

Supplemental disclosure of cash flow information
Cash flow from discontinued operation:
Net cash provided by (used in) operating activities	$74	$(319)
Net cash provided by investing activities	3,004	—
Net cash transferred (to) from continuing operations	(3,078)	54
Effect of exchange rates on cash and cash equivalents	—	(1)
Net change in cash and cash equivalents from discontinued operations	—	(266)
Cash and cash equivalents of discontinued operation at beginning of period	—	266
Cash and cash equivalents of discontinued operation at end of period	$—	$—

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

Advent has prepared these condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in these interim statements pursuant to such SEC rules and regulations. These interim financial statements should be read in conjunction with the audited financial statements and related notes included in Advent’s Annual Report on Form 10-K for the year ended December 31, 2010. Interim results are not necessarily indicative of the results to be expected for the full year, and no representation is made thereto.

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

Effective with the first quarter of 2011, the Company changed its presentation of the components of net revenues to recurring and non-recurring to reflect the recurring nature of the Company’s business model. Recurring revenues are comprised of term license, maintenance from perpetual arrangements and other recurring revenues. Non-recurring revenues are comprised of perpetual license fees, professional services and other revenues. Prior periods have been reclassified to reflect this change.

These condensed consolidated financial statements include, in the opinion of management, all adjustments necessary to state fairly the financial position and results of continuing operations for each interim period shown. All such adjustments occur in the ordinary course of business and are of a normal, recurring nature.

Note 2—Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2011, as compared to the recent accounting pronouncements described in Advent’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, that are of significance, or potential significance, to the Company.

Note 3—Cash Equivalents and Marketable Securities

At March 31, 2011, cash equivalents and marketable securities primarily consisted of money market mutual funds, US government and US Government Sponsored Entities (GSE’s) and high credit quality corporate debt securities that are guaranteed by the US government. The Company’s marketable securities are classified as available-for-sale, with long-term investments, if applicable, having a maturity date greater than one year from the date of the balance sheet.

Marketable securities are summarized as follows (in thousands):

			Gross	Gross
			Unrealized	Unrealized
		Gross	Losses	Losses
	Amortized	Unrealized	Less than	12 Months	Aggregate
Balance at March 31, 2011	Cost	Gains	12 Months	or Longer	Fair Value

Corporate debt securities	$21,219	$8	$(1)	$—	$21,226
US government debt securities	45,330	14	(1)	—	45,343
Total	$66,549	$22	$(2)	$—	$66,569

			Gross	Gross
			Unrealized	Unrealized
		Gross	Losses	Losses
	Amortized	Unrealized	Less than	12 Months	Aggregate
Balance at December 31, 2010	Cost	Gains	12 Months	or Longer	Fair Value

Corporate debt securities	$22,597	$6	$(3)	$—	$22,600
US government debt securities	47,466	12	(3)	—	47,475
Total	$70,063	$18	$(6)	$—	$70,075

The following table summarizes marketable securities with unrealized losses by contractual maturity dates at March 31, 2011 (in thousands):

	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Net
	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
	Cost	Losses	Cost	Losses	Cost	(Losses)/Gains

Corporate debt securities	$2,033	$(1)	$—	$—	$2,033	$(1)
US government debt securities	5,297	(1)	—	—	5,297	(1)
Total	$7,330	$(2)	$—	$—	$7,330	$(2)

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

The gross unrealized losses related to investments are primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates since the acquisition of the securities. For fixed income securities that have unrealized losses as of March 31, 2011,  the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, the Company has evaluated these fixed income securities and has determined that no credit losses exist. As of March 31, 2011, all securities in an unrealized loss position have been in an unrealized loss position for less than one year. The Company’s management has determined that the unrealized losses on its fixed income securities as of March 31, 2011 were temporary in nature.

During the first quarter of 2011 and 2010, $29.4 million and $3.0 million, respectively, of marketable securities matured, which did not have any associated gross realized gains or losses.

Note 4—Derivative Financial Instruments

The Company enters into foreign currency forward contracts with financial institutions to reduce the risk that the Company’s cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. These forward contracts are not designated for trading or speculative purposes.

The Company uses foreign currency forward contracts to hedge a portion of the balances denominated in Euro, Swedish Krona, British Pounds, South African Rand and Norwegian Kroner. These derivative instruments are not designated as hedging instruments. The Company recognizes gains and losses on these contracts, as well as related costs, in “Interest and other income (expense), net” along with the gains and losses of the related hedged items. The Company records the fair value of derivative instruments as either “Prepaid expenses and other” or “Accrued liabilities” on the accompanying condensed consolidated balance sheets based on current market rates.

At March 31, 2011, net derivative assets associated with the forward contracts of approximately $14,000 were included in “Prepaid expenses and other.” At March 31, 2011, net derivative liabilities associated with forward contracts of approximately $6,000 were included in “Accrued liabilities.” The effect of the derivative financial instruments on the condensed consolidated statements of operations for the three months ended March 31, 2011 was to reduce foreign exchange gains by approximately $90,000.

As of March 31, 2011, the Company had the following forward contracts outstanding to sell the following notional amounts (in thousands):

	March 31, 2011

Euro (EURO)	€1,800
South AfricanRand (ZAR)	R	2,200

Note 5 — Acquisition of Syncova Solutions Ltd. (“Syncova”)

On February 28, 2011, Advent acquired all the outstanding shares of Syncova, a privately held, United Kingdom-based company, which now operates as a wholly-owned subsidiary of the Company.  Syncova provides margin management and financing software to hedge funds and prime brokers.  Syncova’s solutions enable hedge funds and prime brokers to calculate expected margin, reconcile and control differences. Syncova’s product offerings will be a part of Advent’s solution for the alternative and high end asset management markets.

The total purchase price of $24.6 million, net of cash acquired of $0.8 million was paid in cash.  Of the proceeds, $4.8 million will be held in escrow subject to claims through February 2013. The Company recognized $0.3 million in recurring revenues and $0.4 million of operating expenses that were reflected in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2011.

Preliminary Purchase Price Allocation

The acquisition was accounted for in accordance with the purchase method of accounting. The total purchase price was allocated to net tangible and intangible assets based on their estimated fair values as of February 28, 2011. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. The allocation of the purchase price is preliminary because Syncova’s final tax filings are not yet complete. The preliminary allocation of the purchase price and the estimated useful lives associated with certain assets was as follows:

		Preliminary
	Estimated	Purchase Price
	Useful Life	Allocation
	(Years)	(in thousands)
Identifiable intangible assets:
Developed research and development	6	$8,580
In-process research and development	*	1,133
Customer relationships	8	2,104
Non-competition agreements	3	162
Goodwill		15,991
Deferred tax asset		1,128
Deferred tax liability		(2,996)
Deferred revenues		(2,035)
Net tangible assets		581

Purchase price, net of cash acquired		$24,648

*                 In-process research and development relates to costs attributed to a pending product version release expected in the second quarter of 2011.  Once released, the Company will evaluate the useful life of the technology and amortize such costs accordingly on a straight-line basis.

Tangible assets and current liabilities

Syncova’s tangible assets and liabilities as of February 28, 2011 were reviewed and adjusted to their fair value as necessary. Current assets are primarily comprised of accounts receivable and deferred tax assets. Non-current assets were primarily comprised of facility deposits and fixed assets. Current liabilities were fair valued and include accrued liabilities, deferred tax assets and deferred revenues. In connection with the acquisition of Syncova, Advent assumed Syncova’s contractual obligations related to its deferred revenues. Syncova’s deferred revenues were derived primarily from term license arrangements, and service and maintenance related to perpetual licenses. As a result, Advent recorded an adjustment to reduce the carrying value of deferred revenues to represent the Company’s estimate of the fair value of the contractual obligations assumed.

Identifiable intangible assets

Developed research and development relates to Syncova’s products that have reached technological feasibility. Advent is amortizing the fair value of these assets to cost of revenues in the consolidated statement of operations on a straight-line basis over their estimated lives of 6 years.

In-process research and development relates to costs attributed to a pending product version release expected in the second quarter of 2011.  Once released, the Company will evaluate the useful life of the technology and amortize such costs accordingly on a straight-line basis.

Customer relationships represent existing contracts and the underlying customer relationships. Advent is amortizing the fair value of these assets to operating expenses in the consolidated statement of operations on a straight-line basis over an estimated life of 8 years.

Non-competition agreements represent agreements which allow Advent to operate without competition from specified Syncova employees. Advent is amortizing the fair value of this asset to operating expenses in the consolidated statement of operations on a straight-line basis over an estimated life of 3 years.

Goodwill

Approximately $16.0 million of the purchase price has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. The goodwill was attributed to the premium paid for the opportunity to better leverage Syncova’s technology utilizing Advent’s broader market reach in order to achieve greater long-term growth opportunities.

In accordance with the purchase method of accounting, goodwill will not be amortized but instead will be tested for impairment at least annually or more frequently if certain indicators are present as part of the Advent Investment Management segment. In the event that management determines that the fair value of goodwill has become impaired, the Company would incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

Note 6—Discontinued Operation

During 2009, the Company decided to discontinue the operations of its MicroEdge subsidiary, which provided products and services to the not-for-profit business community, to concentrate on its core investment management business. In connection with this decision, the Company completed the sale of MicroEdge on October 1, 2009 to an affiliate of Vista Equity Partners III, LLC (“Purchaser”). The Company sold net assets in MicroEdge totaling $3.0 million.  The total consideration received by the Company in connection with the divestiture was approximately $30.0 million in cash, of which $27.0 million in cash was paid on the closing date. The remaining $3.0 million of the Purchase Price was held in escrow and was released to the Company in March 2011, resulting in the Company recording a gain of $1.7 million in “net income from discontinued operation, net of applicable taxes” in the first quarter of 2011.

As part of the disposition, certain assets and obligations of the Company’s discontinued operation were excluded from the sale and are reflected on the Company’s balance sheet as of March 31, 2011 and December 31, 2010. Assets excluded from the sale include cash and deferred tax assets.  Liabilities excluded from the sale include sales tax and other tax-related obligations, future payments related to a two year service and maintenance agreement, and continuing lease obligations included as part of the restructuring noted below.

In connection with the sale of MicroEdge, the Company vacated its MicroEdge facilities in New York and entered into a sub-lease agreement with the Purchaser, whereby the Purchaser contracted to sub-lease the premises for two years with the option to extend the sub-lease term through the end of the lease term in 2018. The sub-lease agreement was amended during the first quarter of 2011. Under the amended sub-lease agreement, the Purchaser will sub-lease the premises through the end of the lease term, with an option to terminate. As a result of the amendment to the sub-lease agreement, the Company revised its facility exit assumptions and recorded a net restructuring accrual adjustment benefit of $166,000 in its discontinued operations results during the first quarter of 2011.

The following table sets forth an analysis of the components of the restructuring charges related to the Company’s discontinued operation and the payments and non-cash charges made against the accrual during the first quarter of 2011 (in thousands):

Facility Exit
Costs

Balance of restructuring accrual at December 31, 2010	$5,249

Restructuring benefit	(208)
Cash payments	(12)
Adjustment of prior restructuring costs	42

Balance of restructuring accrual at March 31, 2011	$5,071

Net revenues and net income from the Company’s discontinued operation were as follows for the following periods (in thousands):

	Three Months Ended March 31
	2011	2010

Net revenues	$—	$—

Income (loss) from operation of discontinued operation (net of applicable taxes of $65 and $(13), respectively)	$99	$(18)

Gain (loss) on disposal of discontinued operation (net of applicable taxes of $1,279 and $(20), respectively)	1,725	(30)

Net income (loss) from discontinued operation	$1,824	$(48)

The following table sets forth the assets and liabilities of the MicroEdge discontinued operation included in the condensed consolidated balance sheets of the Company (in thousands):

	March 31	December 31
	2011	2010

Assets:
Deferred taxes, long-term	$2,029	$2,095
Total noncurrent assets of discontinued operation	$2,029	$2,095

Liabilities:
Total current liabilities of discontinued operation	$1,644	$165

Accrued restructuring, long-term portion	$4,937	$5,228
Total noncurrent liabilities of discontinued operation	$4,937	$5,228

Note 7—Stock-Based Compensation

Equity Award Activity

A summary of the status of the Company’s stock option and stock appreciation right (“SAR”) activity for the period presented follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Life	Value
	(in thousands)	Price	(in years)	(in thousands)

Outstanding at December 31, 2010	6,780	$15.73
Options & SARs granted	89	$27.64
Options & SARs exercised	(348)	$12.27
Options & SARs canceled	(10)	$20.21
Outstanding at March 31, 2011	6,511	$16.07	6.04	$82,195
Exercisable at March 31, 2011	4,151	$13.69	4.79	$62,269

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $28.69 as of March 31, 2011 for options and SARs that were in-the-money as of that date.

The weighted average grant date fair value of options and SARs granted (as determined under ASC 718), total intrinsic value of options and SARs exercised and cash received from option exercises during the first quarter of 2011 and 2010 were as follows (in thousands, except weighted average grant date fair value):

	Three Months Ended March 31
	2011	2010
Options and SARs
Weighted average grant date fair value	$10.14	$7.68
Total intrinsic value of awards exercised	$5,892	$3,594

Options
Cash received from exercises	$3,161	$3,113

The Company settles exercised stock options and SARs with newly issued common shares.

A summary of the status of the Company’s restricted stock unit (“RSU”) activity for the three months ended March 31, 2011 is as follows:

		Weighted
	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value

Outstanding and unvested at December 31, 2010	1,308	$19.58
RSUs granted	10	$29.16
RSUs vested	(206)	$18.40
RSUs canceled	(12)	$19.75
Outstanding and unvested at March 31, 2011	1,100	$19.88

The weighted average grant date fair value was determined based on the closing market price of the Company’s common stock on the date of the award. The aggregate intrinsic value of RSUs outstanding at March 31, 2011 was $31.5 million, using the closing price of $28.69 per share as of March 31, 2011.

Stock-Based Compensation Expense

Stock-based employee compensation expense recognized on Advent’s condensed consolidated statement of operations for the first quarter of 2011 and 2010 was as follows (in thousands):

	Three Months Ended March 31
	2011	2010
Statement of operations classification
Cost of recurring revenues	$503	$414
Cost of non-recurring revenues	247	290
Total cost of revenues	750	704

Sales and marketing	1,500	1,298
Product development	1,175	1,209
General and administrative	1,034	1,074
Total operating expenses	3,709	3,581

Total stock-based compensation expense	4,459	4,285

Tax effect on stock-based employee compensation	(1,862)	(1,926)

Effect on net income from continuing operations, net of tax	$2,597	$2,359

Advent capitalized stock-based employee compensation expense of $0.1 million during first quarter of 2011 associated with the Company’s software development, internal-use software and professional services implementation projects.

As of March 31, 2011, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimated forfeitures, was $26.0 million and is expected to be recognized through the remaining vesting period of each grant, with a weighted average remaining period of 2.2 years.

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions:

	Three Months Ended March 31
Stock Options & SARs	2011	2010
Expected volatility	37.2% - 39.6%	36.1% - 37.8%
Expected life (in years)	4.95	4.96
Risk-free interest rate	1.9% - 2.4%	2.5% - 2.7%
Expected dividends	None	None

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

Note 8—Net Income Per Share

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

The following table sets forth the computation of basic and diluted net income (loss) per share for continuing operations and the Company’s discontinued operation (in thousands, except per-share data):

	Three Months Ended March 31
	2011	2010
Numerator:
Net income (loss):
Continuing operations	$7,904	$4,243
Discontinued operation	1,824	(48)
Total operations	$9,728	$4,195

Denominator:
Denominator for basic net income (loss) per share- weighted average shares outstanding	52,201	51,748

Dilutive common equivalent shares: Employee stock options and other	3,138	2,529

Denominator for diluted net income (loss) per share- weighted average shares outstanding, assuming exercise of potential dilutive common shares	55,339	54,277

Net income (loss) per share: (1)
Basic:
Continuing operations	$0.15	$0.08
Discontinued operation	0.03	(0.00)
Total operations	$0.19	$0.08

Diluted:
Continuing operations	$0.14	$0.08
Discontinued operation	0.03	(0.00)
Total operations	$0.18	$0.08

(1)  Net income per share is based on actual calculated values and totals may not sum due to rounding.

For the first quarters of 2011 and 2010, weighted average stock options, SARs and RSUs of approximately 0.3 million and 2.9 million, respectively, were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive.

Note 9—Goodwill

The changes in the carrying value of goodwill for the three months ended March 31, 2011 were as follows (in thousands):

Goodwill

Balance at December 31, 2010	$145,580
Additions from Syncova acquisition	15,991
Translation adjustments	2,289

Balance at March 31, 2011	$163,860

Foreign currency translation adjustments totaling $2.3 million reflect the general weakening of the US dollar versus the Pound Sterling, Euro and other European currencies during the first quarter of 2011.

Note 10—Other Intangibles

The following is a summary of other intangibles as of March 31, 2011 (in thousands):

	Weighted
	Average
	Amortization	Other		Other
	Period	Intangibles,	Accumulated	Intangibles,
	(Years)	Gross	Amortization	Net

Purchased technologies	5.0	$36,728	$(19,677)	$17,051
In-process research and development	*	1,122	—	1,122
Product development costs	3.0	15,410	(10,077)	5,333

Developed technology sub-total		53,260	(29,754)	23,506

Customer relationships	6.0	29,712	(22,285)	7,427
Other intangibles	4.1	1,751	(1,074)	677

Other intangibles sub-total		31,463	(23,359)	8,104

Balance at March 31, 2011		$84,723	$(53,113)	$31,610

*                 In-process research and development relates to costs attributed to a pending product version release expected in the second quarter of 2011.  Once released, the Company will evaluate the useful life of the technology and amortize such costs accordingly on a straight-line basis.

The following is a summary of other intangibles as of December 31, 2010 (in thousands):

	Weighted
	Average
	Amortization	Other		Other
	Period	Intangibles,	Accumulated	Intangibles,
	(Years)	Gross	Amortization	Net

Purchased technologies	5.0	$28,118	$(18,730)	$9,388
Product development costs	3.0	13,714	(9,477)	4,237
Developed technology sub-total		41,832	(28,207)	13,625

Customer relationships	6.0	27,589	(22,006)	5,583
Other intangibles	4.0	1,585	(1,021)	564

Other intangibles sub-total		29,174	(23,027)	6,147

Balance at December 31, 2010		$71,006	$(51,234)	$19,772

The changes in the carrying value of other intangibles during the three months ended March 31, 2011 were as follows (in thousands):

	Other		Other
	Intangibles,	Accumulated	Intangibles,
	Gross	Amortization	Net

Balance at December 31, 2010	$71,006	$(51,234)	$19,772
Additions	13,675	—	13,675
Amortization	—	(1,836)	(1,836)
Translation adjustments	42	(43)	(1)

Balance at March 31, 2011	$84,723	$(53,113)	$31,610

Additions to intangible assets of $13.7 million during the three months ended March 31, 2011 include additions of $12.0 million from the acquisition of Syncova and capitalized product development costs of approximately $1.7 million.

Based on the carrying amount of intangible assets as of March 31, 2011, the estimated future amortization is as follows (in thousands):

	Nine
	Months Ended
	December 31	Years Ended December 31
	2011	2012	2013	2014	2015	Thereafter	Other (1)	Total
Estimated future amortization of:
Developed technology	$5,604	$6,660	$4,856	$1,888	$1,700	$1,676	$—	$22,384
In-process research and development	—	—	—	—	—	—	1,122	1,122
Other intangibles	1,119	1,492	1,447	1,267	1,259	1,520	—	8,104

Total	$6,723	$8,152	$6,303	$3,155	$2,959	$3,196	$1,122	$31,610

(1)          In-process research and development relates to costs attributed to a pending product version release expected in the second quarter of 2011. Once released, the Company will evaluate the useful life of the technology and amortize such costs accordingly on a straight-line basis.

Note 11—Balance Sheet Detail

The following is a summary of prepaid expenses and other (in thousands):

	March 31	December 31
	2011	2010

Prepaid commission	$5,473	$5,729
Prepaid contract expense	7,360	6,043
Prepaid royalty	1,043	803
Other	6,696	5,289
Total prepaid expenses and other	$20,572	$17,864

The following is a summary of other assets (in thousands):

	March 31	December 31
	2011	2010

Long-term investment	$500	$500
Long-term prepaid commissions	3,519	3,756
Deposits	2,878	2,889
Prepaid contract expense, long-term	4,227	4,914
Total other assets	$11,124	$12,059

Long-term investment is an equity investment in a privately held company. This equity investment is carried at the lower of cost or fair value at March 31, 2011 and December 31, 2010. Deposits include restricted cash balances of $1.4 million at each of March 31, 2011 and December 31, 2010 related to the Company’s San Francisco headquarters, and facilities in Boston and New York.

The following is a summary of accrued liabilities (in thousands):

	March 31	December 31
	2011	2010

Salaries and benefits payable	$14,429	$22,236
Accrued restructuring, current portion	793	809
Other	14,065	11,035
Total accrued liabilities	$29,287	$34,080

Accrued restructuring charges are discussed further in Note 13, “Restructuring Charges”. Other accrued liabilities include accruals for royalties, sales and business taxes, and other miscellaneous items.

The following is a summary of other long-term liabilities (in thousands):

	March 31	December 31
	2011	2010

Deferred rent	$11,038	$11,123
Accrued restructuring, long-term portion	333	531
Deferred taxes, long-term	3,466	308
Other	2,022	2,882
Total other long-term liabilities	$16,859	$14,844

Note 12—Comprehensive Income and Accumulated Other Comprehensive Income

The components of comprehensive income (loss) were as follows for the periods presented (in thousands):

	Three Months Ended March 31
	2011	2010

Net income from continuing operations	$7,904	$4,243
Unrealized gain on marketable securities, net of taxes	6	60
Foreign currency translation adjustment	2,558	(2,523)
Comprehensive income from continuing operations	10,468	1,780
Comprehensive income (loss) from discontinued operation	1,825	(48)
Total comprehensive income	$12,293	$1,732

The Company recorded taxes of $3,000 and $41,000 during the first quarter of 2011 and 2010, respectively, related to the marketable securities component of other comprehensive income.

The components of accumulated other comprehensive income, net of related taxes, were as follows (in thousands):

	March 31	December 31
	2011	2010

Accumulated net unrealized gain on marketable securities	$13	$7
Accumulated foreign currency translation adjustments	11,167	8,608
Accumulated other comprehensive income, net of taxes	$11,180	$8,615

Note 13—Restructuring Charges

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

During the first quarter of 2011 and 2010, Advent recorded restructuring charges of $26,000 and $29,000, respectively, which related to the present value amortization of facility exit obligations, partially offset by adjustments to other facility exit assumptions.

The following table sets forth an analysis of the components of the payments and restructuring charges made against the accrual during the first quarter of 2011 (in thousands):

Facility Exit
Costs

Balance of restructuring accrual at December 31, 2010	$1,340
Restructuring charges	17
Cash payments	(241)
Adjustment of prior restructuring costs	9
Balance of total restructuring accrual at March 31, 2011	$1,125

Of the remaining restructuring accrual of $1.1 million at March 31, 2011, $0.8 million and $0.3 million are included in accrued liabilities and other long-term liabilities, respectively, on the accompanying condensed consolidated balance sheet. The remaining excess facility costs of $1.1 million are stated at estimated fair value, net of estimated sub-lease income of approximately $1.1 million. Advent expects to pay the remaining obligations associated with the vacated facilities over the remaining lease terms, which expire on various dates through 2012.

Note 14—Commitments and Contingencies

Lease Obligations

Advent leases office space and equipment under non-cancelable operating lease agreements, which expire at various dates through June 2025. Some operating leases contain escalation provisions for adjustments in the consumer price index. Advent is responsible for maintenance, insurance, and property taxes. Excluding leases and associated sub-leases for MicroEdge facilities, as of March 31, 2011, Advent’s remaining operating lease commitments through 2025 are approximately $64.4 million, net of future minimum rental receipts of $1.2 million to be received under non-cancelable sub-leases.

In connection with the sale of MicroEdge, the Company entered into a sub-lease agreement with the Purchaser, whereby Purchaser will sub-lease approximately 24,000 square feet of the 29,000 square feet of office space located at 619 West 54th Street in New York, New York from the Company. The Purchaser will sub-lease the premises through the end of the lease term in 2018, with an option to terminate early. The sub-lease agreement became effective upon the close of sale of MicroEdge on October 1, 2009. The operating lease commitment related to this discontinued operation facility is approximately $5.8 million, less estimated sub-lease income of $3.3 million. With the exception of the MicroEdge facilities in New York City, the leases related to MicroEdge have been transferred to the Purchaser.

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

Legal Contingencies

On March 8, 2005, certain of the former shareholders of Kinexus Corporation and the shareholders’ representative filed suit against Advent in the Delaware Chancery Court. The complaint alleges that Advent breached the Agreement and Plan of Merger dated as of December 31, 2001 pursuant to which Advent acquired all of the outstanding shares of Kinexus due principally to the fact that no amount was paid by Advent on an earn-out of up to $115 million. The earn-out, which was payable in cash or stock at the election of Advent, was based upon Kinexus meeting certain revenue targets in both 2002 and 2003. The complaint seeks unspecified compensatory damages, an accounting and restitution for unjust enrichment. Advent advised the shareholders’ representative in January 2003 that the earn-out terms had not been met in 2002 and accordingly no earn-out was payable for 2002 and would not be payable for 2003. After nearly two years of inactivity, plaintiff contacted Advent in November 2010, seeking to continue discovery in the case. Advent has filed a motion to dismiss the case for plaintiff’s failure to prosecute in a timely manner and a ruling on the motion is pending. Advent disputes the plaintiffs’ claims and believes that it has meritorious defenses and intends to vigorously defend this action. Management has not determined that any potential loss associated with this litigation is either probable or reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

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

Note 15—Income Taxes

The following table summarizes the activity relating to the Company’s unrecognized tax benefits during the first quarter of 2011 (in thousands):

Total

Balance at December 31, 2010	$9,501

Gross increases related to current period tax positions	439
Balance at March 31, 2011	$9,940

At March 31, 2011 and December 31, 2010, Advent had $9.9 million and $9.5 million of gross unrecognized tax benefits, respectively. During the three months ended March 31, 2011, Advent increased the amount of unrecognized tax benefits by approximately $0.4 million relating to federal and California research credits, and California enterprise zone credits. If recognized, the total unrecognized tax benefits would decrease Advent’s tax provision and increase net income by $8.3 million. The impact on net income reflects the liabilities for unrecognized tax benefits, net of the federal tax benefit of state income tax items. The Company’s liabilities for unrecognized tax benefits relate to federal research credits, California research and enterprise zone tax credits and various state net operating losses.

Advent is subject to taxation in the US and various states and foreign jurisdictions and is currently undergoing a State of California franchise tax examination for the 2006 and 2007 tax years. Advent is not under examination in any other income tax jurisdiction at the present time and does not anticipate the total amount of its unrecognized tax benefits to significantly change over the next 12 months. The material jurisdictions that are subject to examination by tax authorities include federal for tax years after 2006 and California for tax years after 2005.

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

If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then the Company uses quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. The Company classifies its corporate debt securities as having Level 2 inputs. These corporate debt securities are guaranteed by the US government. The valuation techniques used to measure the fair value of the Company’s financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques and incorporate non-performance risk of the counterparty. The Company’s procedures include controls to ensure that appropriate fair values are recorded such as comparing prices obtained from multiple independent sources.

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities. The fair value of these certain financial assets was determined using the following inputs as of March 31, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (1)	$44,056	$44,056	$—	$—
US government debt securities (2)	60,593	60,593	—	—
Corporate debt securities (2)	21,616	—	21,616	—

Total	$126,265	$104,649	$21,616	$—

(1)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.
(2)	Included in cash and cash equivalents, short-term and long-term marketable securities on the Company’s condensed consolidated balance sheet.

There were no material transfers between Level 1 and Level 2 assets during the first quarter of 2011 and the Company does not have any significant assets that utilize unobservable or Level 3 inputs.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value based on the short-term maturities of these instruments.

The Company also has a direct investment in a privately-held company accounted for under the cost method which is not reported in the table of assets measured at fair value above. This investment, which has a carrying value of $0.5 million at March 31, 2011, is periodically assessed for other-than-temporary impairment. If Advent determines that an other-than-temporary impairment has occurred, the Company writes down the investment to its fair value. Advent estimates fair value using a variety of valuation methodologies. Such methodologies include comparing the private company with publicly traded companies in similar lines of business, applying revenue and price/earnings multiples to estimated future operating results for the private company and estimating discounted cash flows for that company.

Note 17—Subsequent Event

The Company evaluated subsequent events after the balance sheet date of March 31, 2011 through May 9, 2011, the date the condensed consolidated financial statements were issued, noting no subsequent events or transactions that required recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion in conjunction with our consolidated financial statements and related notes. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended, including, but not limited to statements referencing our expectations relating to future revenues, expenses and operating margins. Forward-looking statements can be identified by the use of terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other similar terms and the negative of such terms regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include, among others, statements regarding the future of the investment management market and opportunities for us related thereto, expansion, acquisition, or investment in other businesses and the benefits there from, projections of revenues, future cost and expense levels, expected timing and amount of amortization expenses related to past acquisitions, the adequacy of resources to meet future cash requirements, estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, future client wins, future hiring and future product introductions and acceptance. Such forward-looking statements are based on our current plans and expectations and involve known and unknown risks and uncertainties which may cause our actual results or performance to be materially different from any results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to the “Risk Factors” set forth in “Item 1A. Risk Factors” in this Form 10-Q, as well as other risks identified from time to time in other Securities and Exchange Commission (“SEC”) reports. You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results, levels of activity or performance and represent our expectations only as of the date they are made.

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

Current Economic Environment

During the first quarter of 2011, our pipeline continued to benefit from an improved economic environment which began during the last half of 2009. The conversion of pipeline to bookings in the first quarter of 2011 was slower than expected, leading to lower bookings compared to the first quarter of 2010. However, we grew revenues during the first quarter of 2011 as compared to 2010. We maintain our expectations of an improved demand environment for 2011, and are expecting to grow revenues by 9% to 12% in fiscal 2011 as a result of booking activity and our improved renewal rates from the prior 12 months. As the current economic situation evolves, we will continue to evaluate its impact on our business and we will remain focused on delivering innovative solutions for our customers. We remain positive about our market position, current product portfolio and future product pipeline. We intend to remain focused on executing in the areas we can influence by continuing to provide high value products while managing our expenses and headcount growth.

Operating Overview

Operating highlights of our first quarter of 2011 include:

•                  Improvement in Renewal Rate.  Our initially disclosed renewal rate is reported one quarter in arrears and improved to 95% for the fourth quarter of 2010. This represents a 6-point improvement over the initially reported renewal rate for the fourth quarter of 2009.

•                  International traction and expansion. We continue to execute on our international growth strategy, with revenues from international sources totaling 17% in the first quarter of 2011. This represents a 3-point increase over the same period in 2010 as a result of bookings from the prior 12 months. Advent signed new contracts in Hong Kong, Saudi Arabia, France, Scandinavia, Switzerland and the United Kingdom in the first quarter of 2011.

•                  New product releases.  We launched Geneva 8.5, which offers comprehensive instrument coverage, full financial general ledger, and industry-standard integration tools enabling firms to manage complex investment vehicles, multiple investment strategies, and tiered fund structures. We also launched Moxy 7.1, which is designed to support the growing trends towards model-driven portfolio construction and management, combined with increased concerns about compliance.

•                  New and incremental bookings. The term license and Advent OnDemand contracts signed in the first quarter of 2011 will contribute approximately $5.1 million in annual revenue (“annual contract value” or “ACV”), once they are fully implemented. This represents a 30% decrease from the $7.3 million of ACV booked from term license and Advent OnDemand contracts signed in the first quarter of 2010.

•                  Acquisition of Syncova Solutions, Ltd. In February 2011, Advent Software, Inc. acquired Syncova Solutions, Ltd. (“Syncova”), a United Kingdom-based company that provides margin management and debt finance reconciliation and optimization software. Cash consideration of $24.6 million, net of cash acquired, was paid upon closing in February 2011.

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

The term license component of the deferred revenue balance related to implementations in process will increase or decrease in the future depending on the amount of new term license bookings relative to the number of implementations that reach substantial completion in a particular quarter. For the three months ended March 31, 2011 and 2010, the net term license deferral/recognition (decreased) increased the Company’s revenues as follows (in millions):

	Three Months Ended March 31
	2011	2010	Change

Term license revenues	$(1.5)	$(0.7)	$(0.8)
Professional services and other	(1.7)	0.2	(1.9)

Total net revenues	$(3.2)	$(0.5)	$(2.7)

During the first quarter of 2011, we deferred net revenues of $3.2 million and directly-related expenses of $1.7 million associated with our term licensing model. The impact of these deferrals on our operating income was approximately $1.5 million. During the first quarter of 2011, we experienced an increase in the net term license revenue deferral due to more projects in the implementation phase as a result of strong bookings in the latter half of 2010.

Amounts of revenues and directly-related expenses deferred as of March 31, 2011 and December 31, 2010 associated with our term licensing deferral were as follows (in millions):

	March 31	December 31
	2011	2010
Deferred revenues
Short-term	$25.7	$22.7
Long-term	5.5	5.2

Total	$31.2	$27.9

Directly-related expenses
Short-term	$8.2	$6.6
Long-term	2.9	2.8

Total	$11.1	$9.4

Deferred net revenue and directly-related expenses are classified as “Deferred revenues” (short-term and long-term), and “Prepaid expenses and other,” and “Other assets,” respectively, on the condensed consolidated balance sheets.

Financial Overview

The components of net revenue from continuing operations during the first quarters of 2011 and 2010, and associated dollar and percentage fluctuations were as follows (in thousands, except % change):

	Three Months Ended March 31		$	%
	2011	2010	Change	Change

Term license revenues	$30,442	$24,899	$5,543	22%
Maintenance revenues	18,066	18,477	(411)	-2%
Other recurring revenues	18,819	16,743	2,076	12%
Total recurring revenues	67,327	60,119	7,208	12%
Recurring revenue as % of total revenue	89%	90%

Perpetual license fees	1,119	1,034	85	8%
Professional services and other	6,880	5,535	1,345	24%
Total non-recurring revenues	7,999	6,569	1,430	22%

Total net revenues	$75,326	$66,688	$8,638	13%

Total net revenues increased by $8.6 million or 13% during the first quarter of 2011, which was primarily attributed to an increase in term license revenues of $5.5 million due to our recent bookings activity from the previous 12 months, growth in sales of our Geneva and APX products and our improved renewal rates. Additionally, other recurring revenues increased by $2.1 million or 12% during the first quarter of 2011 compared to the same period of 2010, as we experienced growth in revenue from our data services, Advent OnDemand, Assets Under Administration (“AUA”) fees and Alliance Program. These increases were partially offset by a decrease of $0.4 million in perpetual maintenance revenues primarily resulting from perpetual license customers’ migration to term licenses and, and to a lesser extent, to maintenance de-activations due to perpetual license customer attrition.

Total recurring revenues increased by $7.2 million and represented 89% of total net revenues during the first quarter of 2011, compared to 90% in the same period in 2010. The increase in absolute dollars was driven by the increase in term license and other recurring revenues. During the first quarter of 2011, we experienced an increase in new service engagements resulting in revenue increases in consulting services and the slight decrease in recurring revenue percentage.

Perpetual license fees in the first quarter of 2011 were up slightly compared to the first quarter of 2010 as we licensed additional seats and modules to our existing perpetual client base and some clients continue to select the option of purchasing a perpetual license. Professional services and other revenues increased $1.3 million or 24% primarily due to greater consulting activity as a result of strong bookings in the latter half of 2010 driving implementations during the first quarter of 2011.

The components of cost of revenues and operating expenses, operating income, interest and other income (expense) net, provision for income taxes and net income from continuing operations during the first quarters of 2011 and 2010, and associated dollar and percentage fluctuations, were as follows (in thousands, except % change):

	Three Months Ended March 31		$	%
	2011	2010	Change	Change
Cost of revenues:
Recurring revenues	$14,788	$12,427	$2,361	19%
Non-recurring revenues	7,239	6,657	582	9%
Amortization of developed technology	1,516	1,516	—	0%

Total cost of revenues	23,543	20,600	2,943	14%

Operating expenses
Sales and marketing expense	18,184	16,860	1,324	8%
Product development	12,642	12,061	581	5%
General and administrative	9,084	9,551	(467)	-5%
Amortization of other intangibles	320	315	5	2%
Restructuring charges	26	29	(3)	-10%

Total operating expenses	40,256	38,816	1,440	4%

Income from continuing operations	11,527	7,272	4,255	59%

Interest and other income (expense), net	31	(706)	737	-104%

Income from continuing operations before income taxes	11,558	6,566	4,992	76%

Provision for income taxes	3,654	2,323	1,331	57%

Net income from continuing operations	$7,904	$4,243	$3,661	86%

Total expenses from continuing operations, including cost of revenues, increased to $63.8 million in the first quarter of 2011 from $59.4 million in the first quarter of 2010. This increase largely reflects an increase in payroll and related costs as we hired additional personnel and to a lesser extent, increases in headcount from our acquisition of Syncova, which we acquired in February 2011.

Our operating income from continuing operations in the first quarter of 2011 increased to $11.5 million or 15% of revenue from $7.3 million or 11% of revenue in the first quarter of 2010, which is reflective of improved leverage in our operating expenses. As a percentage of revenue, sales and marketing, product development, and general and administrative costs were all down by at least one percentage point compared to the same period last year.

Interest and other income (expense), net was $31,000 in the first quarter of 2011 compared to $(0.7) million in the comparable period of 2010. The change was primarily due to the foreign exchange loss incurred during the first quarter of 2010 as the US dollar strengthened against the Pound Sterling, Euro and other foreign currencies.

Our continuing operations’ income tax expense was $3.7 million resulting in an effective tax rate of 32% during the first quarter of 2011, compared to $2.3 million or 35%, respectively, in the first quarter of 2010. The decrease in the effective tax rate in the first quarter of 2011 compared with the first quarter of 2010 primarily reflects the availability of the federal Credit for Increasing Research Activities in the first quarter of 2011.

Net income from continuing operations was $7.9 million, resulting in diluted earnings per share of $0.14 for the first quarter of 2011, compared to $4.2 million or $0.08 in the first quarter of 2010.

Our continuing operations generated operating cash flow of $11.6 million in the first quarter of 2011, compared to $12.5 million in the first quarter of 2010.

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

•                  Legal contingencies; and

•                  Sales returns and accounts receivable allowances

With the exception of those discussed below, there have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2011 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Revenue recognition and deferred revenues. We recognize revenue from term license, maintenance and other recurring; perpetual license fees, professional services and other. We offer a wide variety of products and services to a large number of financially sophisticated customers. While many of our lower-priced license transactions, maintenance contracts, subscription-based transactions and professional services projects conform to a standard structure, many of our larger transactions are complex and may require significant review and judgment in our application of generally accepted accounting principles.

We recognize revenue from the licensing of software when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is probable. We generally use a signed agreement as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding order forms and signed contracts from the distributor’s customers. Revenue is recognized once delivery to the distributor’s customer has taken place and when all other revenue recognition criteria have been met. Delivery occurs upon notification that software is available for electronic download through our fulfillment vendor, or when a product is delivered to a common carrier F.O.B shipping point, or upon confirmation that product delivered F.O.B shipping destination has been received. Some of our arrangements include acceptance provisions; if such acceptance provisions are present, delivery is deemed to occur upon acceptance. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. We assess whether the collectability of the resulting receivable is probable based on a number of factors, including the credit worthiness of the customer determined through a credit review process, including credit reporting agency reports, publicly available customer information, financial statements and other available information and pertinent country risk if the customer is located outside the United States. Our standard payment terms are due at 180 days or less, but payment terms may vary based on the country in which the agreement is executed.

We categorize our revenues into two reporting elements: recurring and non-recurring revenues.

Recurring Revenues

Term licenses. Term license contracts include both the software license and maintenance. We offer multi-year term licenses by which a customer makes a binding commitment that typically spans three years. For multi-year term licenses, we have not established vendor specific objective evidence, or VSOE, of fair value for the software license and maintenance components and, as a result, in situations where we are also performing related professional services, we defer all revenue and directly related expenses under the arrangement until the implementation services are complete and the remaining services are substantially complete. At the point professional services are substantially completed, we recognize a pro-rata amount of the term license revenue, professional services fees earned and related expenses, based on the elapsed time from the start of the term license to the substantial completion of professional services. We determine whether services are substantially complete by consulting with the professional services group and applying management judgment. Term license revenue for the remaining contract years and the remaining deferred professional services revenue and related expenses are recognized ratably over the remaining contract length. When multi-year term licenses are sold and do not include related professional services, we recognize the entire term license revenue ratably over the period of the contract term from the effective date of the license agreement assuming all other revenue recognition criteria have been met.

Perpetual License Maintenance. We offer annual maintenance programs on perpetual licenses that provide for technical support and updates to our software products. Maintenance fees are bundled with perpetual license fees in the initial licensing year and charged separately for renewals of annual maintenance in subsequent years. Fair value for maintenance is based upon either renewal rates stated in the contracts or separate sales of renewals to customers. We recognize maintenance revenue ratably over the contract term.

Other Recurring Revenues. We offer subscription or transaction-based services which primarily include the provision of software interfaces to download securities information from third party data providers, partial or full business process outsourcing, account aggregation, reconciliation, reference data management, and hosting of hardware and/or software. We recognize revenue from recurring revenue transactions either ratably over the subscription period or as the transactions occur based on the terms of the arrangement.

Certain of our perpetual and term license contracts include asset-based fee structures that provide additional revenues based on the assets that the client manages using our software (“Assets Under Administration” or “AUA”). Contracts containing an AUA fee structure have a defined measurement period which requires the client to self-report actual AUA in arrears of the specified period. AUA fees above the stated minimum fee for the same period are considered incremental fees. Because incremental fees are not determinable until the conclusion of the measurement period, they are both earned and recognized upon completion of the measurement period, on a quarterly or annual basis.  Incremental fees from AUA contracts are included in other recurring revenues because although these fees are variable, the measurement of these fees occurs consistently.  The Company recognizes AUA contract minimum fees ratably over the period of service.

Non-Recurring Revenues

Perpetual licenses. We allocate revenue to delivered elements, normally the license component of the arrangement, using the residual method, based on VSOE of fair value of the undelivered elements (generally the maintenance and professional services elements), which is specific to us. We determine the fair value of the undelivered elements based on the historical evidence of the Company’s stand-alone sales of these elements to third parties and/or renewal rates. If VSOE of fair value does not exist for any undelivered elements, then the entire arrangement fee is deferred until delivery of that element has occurred unless the only undelivered element is maintenance. Revenues from perpetual licenses are included in “Non-recurring revenues” on the condensed consolidated statement of operations.

Professional services and other revenues. We offer a variety of professional services that include project management, implementation, data conversion, integration, custom report writing and training. We establish VSOE of fair value for professional services upon separate sales of these services to customers. Our professional services are generally billed based on hourly rates together with reimbursement for travel and accommodation expenses. Assuming all other revenue recognition criteria has been met, we recognize revenue as professional services are performed except when sold with term license contracts. Certain professional services arrangements involve acceptance criteria or other contingencies and in these cases, revenue and related expenses are recognized upon acceptance. Professional services and other revenues also include revenue from our user conferences.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2011, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, that are of significance, or potential significance, to the Company.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

The following table sets forth, for the periods indicated, certain financial information as a percentage of total net revenues. The financial information and the ensuing discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto:

	Three Months Ended March 31
	2011	2010

Net revenues:
Recurring revenues	89%	90%
Non-recurring revenues	11	10

Total net revenues	100	100

Cost of revenues:
Recurring revenues	20	19
Non-recurring revenues	10	10
Amortization of developed technology	2	2

Total cost of revenues	31	31

Gross margin	69	69

Operating expenses:
Sales and marketing	24	25
Product development	17	18
General and administrative	12	14
Amortization of other intangibles	*	*
Restructuring charges	*	*

Total operating expenses	53	58

Income from continuing operations	15	11
Interest and other income (expense), net	*	*

Income from continuing operations before income taxes	15	10
Provision for income taxes	5	3

Net income from continuing operations	10	6

Discontinued operation:
Net income (loss) from discontinued operation	2	*

Net income	13%	6%

Percentages are based on actual values. Totals may not sum due to rounding.

* Less than 1%.

NET REVENUES

	Three Months Ended March 31
	2011	2010	Change

Total net revenues (in thousands)	$75,326	$66,688	$8,638

We derive our revenues from two sources: recurring revenues and non-recurring revenues. Recurring revenues are comprised of term license, maintenance perpetual arrangements and other recurring revenue (which includes incremental Assets

Under Administration (“AUA”) fees). The revenues from a term license, which includes both software license and maintenance services, are earned under a time based contract. Maintenance revenues are derived from maintenance fees on perpetual license arrangements. Other recurring revenues are derived from our subscription-based and transaction-based services as well as AUA fees for certain perpetual arrangements. Non-recurring revenues consists of professional services and other revenue and perpetual license fees. Professional services and other revenues include fees for consulting, fees from training, and project management services and our client conferences. Perpetual license revenues are derived from the licensing of software products under a perpetual arrangement. Sales returns, which we generally do not provide to customers, are accounted for as deductions to these two revenue categories based on our historical experience.

Since fiscal 2008, recurring revenues have grown and conversely non-recurring revenues have decreased as follows:

				YTD
				March
As a percentage of net revenues	2008	2009	2010	2011

Revenues from recurring sources	84%	88%	89%	89%

Revenues from non-recurring sources	16%	12%	11%	11%

As we continue to sign term license agreements for new customers, grow our subscription, data management and outsourced services revenues, and our customers renew their term license or perpetual maintenance, we expect our recurring revenue to continue to represent over 89% of our total net revenues.

Total net revenues increased $8.6 million in the first quarter of 2011 compared to the same quarter in 2010.  The year-over-year growth in total net revenues for the first quarter of 2011 was due to higher revenues from recurring sources, primarily term license and other recurring revenues, which reflected $7.2 million or 12% growth in the first quarter of 2011 compared to the same quarter in 2010. The increase in recurring revenues is primarily due to our bookings activity from the previous 12 months, growth in sales of our Geneva and APX products and our improved renewal rates. Additionally, contributing to the increase in recurring revenues is growth from our data services, outsourced services, AUA fees for certain perpetual arrangements and revenues associated with our Alliance Program. The increase in non-recurring revenues was due to greater consulting activity as we experienced an increase in new service engagements during the first quarter of 2011 as a result of bookings from the two previous quarters driving implementations.

Revenues derived from international sales grew from $9.5 million in the first quarter of 2010 to $12.8 million in the first quarter of 2011. The increase primarily reflects increase in new business in international locations due to an improvement in economic conditions in those regions, and to a lesser extent, increases in the market values of AUA balances for our EMEA customers. We plan to continue expanding our international sales efforts, both in our current markets and elsewhere. The revenues from customers in any single international country did not exceed 10% of total net revenues.

We expect total net revenues from continuing operations to be between $75 million and $77 million in the second quarter of 2011, and to be between $310 million and $317 million for fiscal 2011.

Recurring Revenues

(in thousands, except percent of	Three Months Ended March 31
total net revenues)	2011	2010	Change

Term license revenues	$30,442	$24,899	$5,543
Maintenance revenues	18,066	18,477	(411)
Other recurring revenues	18,819	16,743	2,076

Total recurring revenues	$67,327	$60,119	$7,208

Percent of total net revenues	89%	90%

Revenues from term licenses, which include both the software license and maintenance services for term licenses, increased $5.5 million during the first quarter of 2011 compared to the same quarter of 2010. The growth of term license revenues reflects continued market acceptance of our Geneva, APX, Partner, Tamale and Moxy products, the continued layering of incremental annual contract value (ACV) sold in the previous 12 months into our term revenue, and our improved renewal rates.

The increase was partially offset by the net term license revenue deferral during the first quarter of 2011. For the three months ended March 31, 2011 and 2010, the term license deferral decreased the Company’s term license revenues as follows (in millions):

	Three Months Ended March 31
	2011	2010	Change

Term license revenues	$(1.5)	$(0.7)	$(0.8)

For our term licenses, we defer all revenue on new bookings until our implementation services are complete. During the three months ended March 31, 2011 and 2010, the revenue deferred from projects being implemented exceeded recognized revenue from completed implementations, resulting in a net deferral of term license revenue. The increase in the term license deferral of $0.8 million is primarily due to more projects in the implementation phase during the first quarter of 2011 when compared to 2010, as a result of strong bookings in the latter half of 2010.

Maintenance revenues decreased $0.4 million during the three months ended March 31, 2011, when compared to the same quarter of 2010. The decrease in maintenance revenues was attributable to maintenance de-activations from customer attrition, maintenance level downgrades, reductions in products licensed or number of users by clients, perpetual license customers migrating to term licenses, and continued decrease in new perpetual license customers, partially offset by the impact of price increases.

Other recurring revenues, which primarily include revenues from incremental assets under administration fees from perpetual licenses, data services and Advent OnDemand, increased $2.1 million during the three months ended March 31, 2011 when compared to the same quarter of 2010. The increase in other recurring revenues is primarily due to growth in revenues from outsourced services, data services and Alliance Program. In addition, incremental assets under administration fees from perpetual licenses increased as clients experienced growth in the market value of AUA balances during 2011 due to improved market conditions.

Our renewal rates are based on cash collections. The initial renewal rate is disclosed one quarter in arrears in order to include substantially all payments received against the invoices for that quarter. We also update our renewal rates from the initially disclosed rates to include all cash collections subsequent to the initial disclosure. The following summarizes our initial and updated renewal rates (operational metric) since the fourth quarter of 2009:

	Renewal Quarter
Renewal Rates	Q111	Q410	Q310	Q210	Q110	Q409
Based on cash collections relative to prior year collections

Initially Disclosed Renewal Rate (1)	(2)	95%	91%	91%	90%	89%
Updated Disclosed Renewal Rate (3)	n/a	n/a	93%	97%	97%	94%

(1)   “Initially Disclosed Renewal Rate” is based on cash collections and reported one quarter in arrears

(2)   The initially disclosed renewal rate for the first quarter of 2011 is not currently available as it is disclosed one quarter in arrears in order to include substantially all payments against invoices for this quarter.

(3)   “Updated Disclosed Renewal Rate” reflects initially disclosed rate updated for subsequent cash collections

We expect our revenue from recurring sources to continue to represent over 89% of our total net revenues as we continue to sign term license agreements and Advent OnDemand contracts with new customers.

Non-Recurring Revenues

(in thousands, except percent of	Three Months Ended March 31
total net revenues)	2011	2010	Change

Perpetual license fees	1,119	1,034	85
Professional services and other revenues	$6,880	$5,535	$1,345

Total non-recurring revenues	$7,999	$6,569	$1,430

Percent of total net revenues	11%	10%

Non-recurring revenues consists of perpetual license fees, professional services and other revenue. Perpetual license revenues are derived from the licensing of software products under a perpetual arrangement. Professional services and other revenues include fees for consulting, custom integration, fees from training and project management services. Total non-recurring increased to 11% of total net revenues during the three months ended March 31, 2011, compared to 10% in the same quarter in 2010. The slight increase as a percentage of total net revenues to 11% during the first quarter of 2011 reflects growth in professional service revenues.

Professional services and other revenues fluctuated due to the following (in thousands):

Change From
Q1 10 to Q1 11

Increased consulting services	$2,305
Increased custom reports	538
Increased project management	213
Increased net term license implementation deferral	(1,955)
Various other items	244

Total change	$1,345

The increase in professional services and other revenues during the three months ended March 31, 2011 primarily reflects increased revenue from consulting services, partially offset by the revenue deferral impact associated with in-process term license implementations. During the first quarter of 2011, we experienced an increase in demand for consulting services as a result of bookings from the latter half of 2010 driving implementations.

Professional services projects related to Axys, Moxy and Partner products generally can be completed in a two- to six-month time period, while services related to Geneva and APX products may require a four- to twelve-month implementation period. We defer professional services revenue for services performed on term license implementations that are not considered substantially complete. Service revenue is deferred until the implementation is complete and remaining services are substantially completed. Upon substantial completion, we recognize a pro-rata amount of professional services fees earned based on the elapsed time from the start of the term license to the substantial completion of professional services. The remaining deferred professional services revenue is recognized ratably over the remaining contract length

The impact of our term license implementation recognition on professional services revenues for the three months ended March 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended March 31
	2011	2010	Change
Net (deferral) recognition of professional services revenue related to term license implementations	$(1,709)	$246	$(1,955)

During the three months ended March 31, 2011, the revenue deferred from projects being implemented exceeded the revenue recognized from completed projects. The net deferral of $1.7 million in the first quarter of 2011 was primarily due to relatively more projects in the implementation phase as a result of strong bookings in the latter half of 2010.  During the three months ended March 31, 2010, the net impact of the term license implementation recognition was minimal as the revenue recognized from completed implementations was offset by revenue deferred from implementations in process at March 31, 2010.

Total perpetual license fees increased slightly in the three months ended March 31, 2011, as we licensed additional seats and modules to our existing perpetual client base.

COST OF REVENUES

	Three Months Ended March 31
	2011	2010	Change

Total cost of revenues (in thousands)	$23,543	$20,600	$2,943
Percent of total net revenues	31%	31%

Our cost of revenues is made up of three components: cost of recurring revenues, cost of non-recurring revenues and amortization of developed technology. The increase in total cost of revenues in absolute dollars for the three months ended March 31, 2011 was due principally to increases in payroll and related from headcount additions in our client support and services groups and fees paid to third party consultants to support our increase in demand for technical support and consulting services. Cost of revenues as a percent of total net revenues remained consistent for the three months ended March 31, 2011 as compared to the same period in 2010.

Cost of Recurring Revenues

	Three Months Ended March 31
	2011	2010	Change

Cost of recurring revenues (in thousands)	$14,788	$12,427	$2,361
Percent of total recurring revenue	22%	21%

Cost of recurring revenues consists primarily of royalties and other fees paid to third parties, the fixed direct labor and third-party costs involved in producing and distributing our software, and cost of product media including duplication, manuals and packaging materials. It also consists of the direct costs related to providing and supporting our outsourced services, providing technical support services under maintenance agreements and other services for recurring revenues, and royalties paid to third party subscription-based and transaction-based vendors.

Cost of recurring revenues fluctuated due to the following (in thousands):

Change From
Q1 10 to Q1 11

Increased payroll and related costs	$1,018
Increased allocation-in of facility and infrastructure expenses	987
Increased travel and entertainment	193
Increased depreciation	111
Various other items	52

Total change	$2,361

The overall increase in absolute dollars and as a percentage of total recurring revenue for the first quarter of 2011 was due primarily to increases in payroll and related costs, and the allocation-in of facility and infrastructure expenses. The increase in payroll and related costs resulted from increases in salary costs and headcount which enables us to deliver the technical support services we provide to our growing number of clients in their day-to-day use of our software. Headcount increased from 280 at March 31, 2010 to 307 at March 31, 2011. We allocate facility and infrastructure expenses based on headcount and consistent with the increase in departmental headcount, we allocated more of these costs to our recurring revenue department. The increase in travel and entertainment costs resulted from increased international travel associated with providing technical support services.

Cost of Non-Recurring Revenues

	Three Months Ended March 31
	2011	2010	Change

Cost of non-recurring (in thousands)	$7,239	$6,657	$582

Percent of total non-recurring revenues	90%	101%

Cost of non-recurring revenues consists of expenses associated with perpetual license fees and professional services. Costs associated with perpetual license fees consists primarily of royalties and other fees paid to third parties, the fixed direct labor and third party costs involved in producing and distributing our software, and cost of product media including duplication, manuals and packaging materials. Costs associated with professional services and other revenue consists primarily of personnel related costs associated with the client services organization in providing consulting, custom report writing and conversions of data from clients’ previous systems. Also included are direct costs associated with third-party consultants. Additionally, we defer revenues and direct costs associated with services performed on term license implementations until the project is substantially complete. Indirect costs such as management and other overhead expenses are recognized in the period in which they are incurred.

Cost of non-recurring revenues fluctuated due to the following (in thousands):

Change From
Q1 10 to Q1 11

Increased outside contractors	$1,052
Increased payroll and related costs	430
Increased allocation-in of facility and infrastructure expenses	357
Increased travel and entertainment	233
Increased service cost deferral related to term implementations	(1,461)
Various other items	(29)

Total change	$582

The increase in the first quarter of 2011 reflects increases in outside contractors expense, payroll and related expenses, and to a lesser extent travel expenses resulting from an increase in demand for consulting services. We increased our utilization of third-party contractors during the first quarter of 2011 which contributed to the increase in outside contractors expense. Additionally, we increased headcount in our client services and consulting group to 124 at March 31, 2011 from 103 at March 31, 2010 which increased payroll and related expenses. We allocate facility and infrastructure expenses based on headcount and consistent with the increase in departmental headcount, we allocated more of these costs to our professional services and other department.

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

The impact of our term license implementations on the recognition of professional services costs for the three months ended March 31, 2011 and 2010 was as follows (in thousands):

	Three Months Ended March 31
	2011	2010	Change
Net (deferral) recognition of professional services costs related to term license implementations	$(1,406)	$55	$(1,461)

During the three months ended March 31, 2011, we returned to our prior trend of deferring costs, as the cost deferred from projects being implemented exceeded the costs recognized from completed implementations. The increase in the net deferral of $1.5 million during the first quarter of 2011 was primarily due to relatively more projects in the implementation phase as a result of strong bookings in the latter half of 2010.

Compared to the first quarter of 2011, we expect the cost of non-recurring revenues to increase in dollar amount and as a percentage of revenue in the second quarter of 2011 as we expect less cost deferral related to our term license implementations.

Amortization of Developed Technology

	Three Months Ended March 31
	2011	2010	Change
Amortization of developed technology (in thousands)	$1,516	$1,516	$—
Percent of total net revenues	2%	2%

Amortization of developed technology represents amortization of acquisition-related intangibles, and amortization of capitalized software development costs previously capitalized under ASC 985. Amortization remained consistent between the first quarter of 2011 when compared to the same period in 2010, as a result of the additional amortization from software development costs capitalized during 2010 and 2011, and to a lesser extent, amortization from technology related intangible assets associated with Goya AS and Syncova, which we acquired in March 2010 and February 2011, respectively, which were offset by decreased amortization from other developed technology assets that were fully amortized during 2010.

OPERATING EXPENSES

Sales and Marketing

	Three Months Ended March 31
	2011	2010	Change

Sales and marketing (in thousands)	$18,184	$16,860	$1,324
Percent of total net revenues	24%	25%

Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars.

Sales and marketing expense fluctuated due to the following (in thousands):

Change From
Q1 10 to Q1 11

Increased payroll and related costs	$1,007
Increased marketing	311
Increased travel and entertainment	137
Various other items	(131)

Total change	$1,324

The increase in sales and marketing expenses for the first quarter of 2011 reflects the growth of our sales and marketing efforts during the first quarter of 2011. The increase in payroll and related costs was due principally to headcount growth to 207 at March 31, 2011 from 199 at March 31, 2010, salary increases and payroll taxes. The increase in marketing, and travel and entertainment expenses reflects more activity by our sales personnel during the first quarter of 2011.

Compared to the first quarter of 2011, we expect sales and marketing expenses to increase in dollar amount in the second quarter of 2011 due to expenses related to our annual EMEA client conference as well as other marketing programs.

Product Development

	Three Months Ended March 31
	2011	2010	Change

Product development (in thousands)	$12,642	$12,061	$581
Percent of total net revenues	17%	18%

Product development expenses consist primarily of salary and benefits for our development staff as well as contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services.

Product development expenses fluctuated due to the following (in thousands):

Change From
Q1 10 to Q1 11

Increased payroll and related costs	$751
Increased allocation-in of facility and infrastructure expenses	294
Increased capitalization of product development	(416)
Decreased outside services	(88)
Various other items	40

Total change	$581

The increase in total product development expenses during the first quarter of 2011 was primarily due to an increase in payroll and related costs resulting from increases in headcount to help us continue the enhancement of our existing product suite including new versions of Geneva, APX, Moxy, Advent Rules Manager, Advent Revenue Center, Partner and Tamale RMS. Headcount increased to 301 (8 from Syncova) at March 31, 2011 from 277 at March 31, 2010. The fluctuation in the capitalization of our product development costs is attributable to timing of product releases during the three months ended March 31, 2011 as we capitalized $1.7 million, primarily associated with Geneva 8.5, Revenue Center 3.2 and Moxy 7.1, as compared to $1.2 million of costs associated in the comparable period of 2010 primarily associated with Geneva 8.0, Axys 3.8 and APX 3.0. The decrease in outside services reflects decreased usage of third party contractors during the first quarter of 2011.

Compared to the first quarter of 2011, we expect product development expenses to increase in dollar amount and as a percentage of revenue in the second quarter of 2011, as we expect less cost deferral related to software development.

General and Administrative

	Three Months Ended March 31
	2011	2010	Change

General and administrative (in thousands)	$9,084	$9,551	$(467)
Percent of total net revenues	12%	14%

General and administrative expenses consist primarily of personnel costs for information technology, finance, administration, human resources, operations and general management, as well as legal and accounting expenses.

General and administrative expenses fluctuated due to the following (in thousands):

Change From
Q1 10 to Q1 11

Increased allocation-out of facility and infrastructure expenses	$(1,466)
Decreased facilities	(175)
Increased legal and professional	611
Increased payroll and related costs	388
Various other items	175

Total change	$(467)

The decrease in total general and administrative expenses in absolute dollars during the three months ended March 31, 2011 is primarily due to the increase in the allocation-out of corporate expenses to other departments. Corporate expenses, such as facility and information costs, are initially recognized in our general and administrative department and then allocated out to other departments based on headcount. As our facility costs increased and headcount in our other departments grew at a higher rate than our general and administrative department, we allocated-out more facility and information technology costs resulting in less general and administrative expense during the first three months of 2011 when compared to the same period in 2010.

The decrease in facilities costs during the three months ended March 31, 2011 was due to the consolidation of facility space in New York and Boston in 2010. During 2009, we signed lease agreements for our new facilities in New York City and Boston, and commenced the build-out of those facilities in the first quarter of 2010. We continued to occupy our former facilities in New York and Boston until the build-out of our new facilities was completed. As a result, we incurred rent and utilities expense in both our former and new facilities during the first quarter of 2010. We completed the build-out of our new facilities in New York and Boston in May and August 2010, respectively, and moved our operations to consolidate our facility space in both locations. These cost decreases were partially offset by increased legal and professional fees related to the acquisition of Syncova which we acquired in February 2011. Payroll and other related costs increased during the three months ended March 31, 2011 as a result of lower capitalization of payroll costs associated with our internally developed software projects, higher salary expense and payroll taxes due to additional headcount and annual merit increases.

Amortization of Other Intangibles

	Three Months Ended March 31
	2011	2010	Change
Amortization of other intangibles (in thousands)	$320	$315	$5
Percent of total net revenues	0%	0%

Amortization of other intangibles represents amortization of non-technology related intangible assets. The slight increase during the first quarter of 2011 is a result of increased amortization from intangible assets associated with Goya AS and Syncova, which we acquired in March 2010 and February 2011, respectively. The increase was partially offset by the decrease in amortization due to the customer list from East Circle Solutions, Inc. which we acquired in December 2006, becoming fully amortized in

November 2010 and the non-compete agreement from Tamale Software, Inc., which we acquired in October 2008, becoming fully amortized in September 2010.

Restructuring Charges

	Three Months Ended March 31
	2011	2010	Change

Restructuring charges (in thousands)	$26	$29	$(3)
Percent of total net revenues	0%	0%

During the first quarter of 2011 and 2010, we recorded restructuring charges of $26,000 and $29,000, respectively, which related to the present value amortization of facility exit obligations partially offset by adjustments to facility exit assumptions.

For additional analysis of the components of the payments and charges made against the restructuring accrual during the first quarter of 2011, see Note 13, “Restructuring Charges” to our condensed consolidated financial statements.

Interest and Other Income (Expense), Net

	Three Months Ended March 31
	2011	2010	Change
Interest and other income (expense), net (in thousands)	$31	$(706)	$737
Percent of total net revenues	0%	-1%

Interest and other income (expense), net consists of interest expense and income, realized gains and losses on investments and foreign currency gains and losses.

Interest and other income (expense), net fluctuated due to the following (in thousands):

Change From
Q1 10 to Q1 11

Decreased foreign exchange losses	$690
Decreased interest income	(11)
Various other items	58

Total change	$737

Foreign exchange losses decreased during the first quarter of 2011, primarily due to the foreign exchange loss incurred during the first quarter of 2010 as the US dollar strengthened against the Pound Sterling, Euro and other foreign currencies compared to the same period in 2009.

The decrease in interest income during the first quarter of 2011 reflects lower interest rates during the first quarter of 2011 compared to the same period in 2010.

Provision for Income Taxes

	Three Months Ended March 31
	2011	2010	Change
Provision for income taxes (in thousands)	$3,654	$2,323	$1,331
Effective tax rate	32%	35%

The decrease in effective tax rate for the three months ended March 31, 2011 compared to the first three months of 2010 primarily reflects the availability of the federal Credit for Increasing Research Activities in the first quarter of 2011 as this credit was not available in the first quarter of 2010.

We currently expect our annual effective tax rate for 2011 to be between 30% and 35%.

Discontinued Operation

	Three Months Ended March 31
	2011	2010

Net revenues	$—	$—

Income (loss) from operation of discontinued operation (net of applicable taxes of $65 and $(13), respectively)	$99	$(18)

Gain (loss) on disposal of discontinued operation (net of applicable taxes of $1,279 and $(20), respectively)	1,725	(30)

Net income (loss) from discontinued operation	$1,824	$(48)

In connection with the sale of our MicroEdge subsidiary in the fourth quarter of 2009, $3.0 million of the proceeds had been placed in escrow. As this $3.0 million was released from escrow and received by the Company in March 2011, our discontinued operation recorded a gain of $1.7 million in “net income from discontinued operation, net of applicable taxes” in the first quarter of 2011.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of our cash, cash equivalents and marketable securities (in thousands):

	March 31	December 31
	2011	2010

Cash and cash equivalents	$74,301	$81,948
Short-term and long-term marketable securities	$66,569	$70,075

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

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Three Months Ended March 31
	2011	2010

Net cash provided by operating activities from continuing operations	$11,593	$12,536
Net cash used in investing activities from continuing operations	$(24,428)	$(10,224)
Net cash provided by (used in) financing activities from continuing operations	$1,897	$(7,963)
Net cash provided by (used in) operating activities from discontinued operation	$74	$(319)
Net cash provided by investing activities from discontinued operation	$3,004	$—

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

Our cash provided by operating activities from continuing operations of $11.6 million during the three months ended March 31, 2011 was primarily the result of our net income plus non-cash charges including stock-based compensation, and depreciation and amortization. Cash flows resulting from changes in assets and liabilities included a decrease in accounts receivable and accrued liabilities and an increase in deferred revenue. Days’ sales outstanding were 60 days during the first quarter of 2011, compared to 61 days in the fourth quarter of 2010 and 57 days in the first quarter of 2010. The decrease in accrued liabilities reflected cash payments of fiscal 2010 liabilities including year-end bonuses, commissions, and payroll taxes. The increase in deferred revenue reflected additional billings associated with recent bookings, maintenance renewals and the deferral of professional services revenue. Other changes in assets and liabilities included an increase in prepaid and other assets, income taxes payable and a decrease in accounts payable.

Our cash provided by operating activities from continuing operations of $12.5 million during the three months ended March 31, 2010 was primarily the result of our net income plus non-cash charges including stock-based compensation, and depreciation and amortization. Cash flows resulting from changes in assets and liabilities included decreases in accounts receivable, accrued liabilities and deferred revenues. Days’ sales outstanding were 57 days during the first quarter of 2010, compared to 61 days in the fourth quarter of 2009 and 62 days in the first quarter of 2009. The decrease in deferred revenue primarily reflected the recognition during the first quarter of 2010 of previously deferred revenue, partially offset by deferred revenue additions from new bookings in the first quarter of 2010. The decrease in accrued liabilities reflected cash payments of fiscal 2009 liabilities including year-end bonuses, commissions, and payroll taxes. Other changes in assets and liabilities included a decrease in prepaid and other assets, and an increase in accounts payable and income taxes payable.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, new bookings that increase deferred revenues, collection of accounts receivable, and timing of payments. We also expect that cash provided by operating activities will be between $81 million and $85 million during fiscal year 2011.

Cash Flows from Investing Activities for Continuing Operations

Net cash used in investing activities from continuing operations of $24.4 million for the first quarter of 2011 reflects net cash used of $24.6 million related to the acquisition of Syncova Solutions, Ltd, purchases of short term and long term marketable securities of $26.1 million, capital expenditures of $1.4 million primarily related to the computer equipment purchases and capitalized software development costs of $1.6 million. These expenditures were offset by proceeds received from the sale and maturity of marketable securities of $29.4 million.

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

Cash Flows from Financing Activities for Continuing Operations

Net cash provided by financing activities from continuing operations for the first quarter of 2011 of $1.9 million reflects cash received from the exercise of employee stock options of $3.2 million and tax benefits relating to excess stock-based compensation deductions of $1.3 million, which represents the reduction in income taxes payable resulting from tax deductions from stock-based compensation. This was partially offset by payments totaling $2.6 million to satisfy withholding taxes on equity awards that are net share settled.

Net cash used in financing activities from continuing operations for the first quarter of 2010 of $8.0 million reflects the repurchase of approximately 497,000 shares of our common stock for $10.5 million and payments totaling $0.5 million to satisfy withholding taxes on equity awards that are net share settled.  This was partially offset by cash received from the exercise of employee stock options of $3.1 million.

Cash Flows from Operating Activities for Discontinued Operation

Our cash provided by operating activities from discontinued operation of $74,000 during the three months ended March 31, 2011 was primarily the result of our net income from discontinued operation, partially offset by the gain of $3.0 million from the release of funds held in escrow in connection with the sale of MicroEdge on October 1, 2009. Other changes in assets and liabilities include an increase in income taxes payable.

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

Cash Flows from Investing Activities for Discontinued Operation

Net cash provided by investing activities from discontinued operation of $3.0 million during the three months ended March 31, 2011 reflects cash received from the release of proceeds held in escrow in connection with the sale of MicroEdge on October 1, 2009.

Working Capital

At March 31, 2011, we had working capital of $31.1 million, compared to working capital of $45.8 million at December 31, 2010. The decrease in our working capital at March 31, 2011 is primarily due to the cash paid to acquire Syncova of $24.6 million, partially offset by the generation of operating cash flow of $11.6 million. Our working capital at December 31, 2010 was primarily due to the generation of annual operating cash flow of $76.2 million, and the shift of $28.5 million of marketable securities from long-term to short-term, partially offset by common stock repurchases of $35.9 million, capital expenditures of $17.4 million, and cash paid to acquire Goya AS of $4.7 million. Excluding deferred revenues and deferred taxes, we had working capital of $164.8 million at March 31, 2011, compared to $177.3 million at December 31, 2010.

We believe our existing cash, cash equivalents, short-term and long-term marketable securities, together with cash expected to be generated from operations, will be sufficient to fund our operating activities, anticipated capital expenditures and authorized stock repurchases.

Common Stock Repurchases

On October 30, 2008, our Board authorized the repurchase of up to 6.0 million shares of the Company’s common stock. In May 2010, Advent’s Board authorized the repurchase of up to an additional 2.0 million shares of the Company’s common stock. There were no common stock repurchases during the three months ended March 31, 2011.  At March 31, 2011, there remained approximately 2.3 million shares authorized by the Board for repurchase.

Off-Balance Sheet Arrangements and Contractual Obligations

The following table summarizes our contractual cash obligations, excluding cash obligations for our MicroEdge discontinued operation, as of March 31, 2011 (in thousands):

	Nine
	Months Ended
	December 31	Years Ended December 31
	2011	2012	2013	2014	2015	Thereafter	Total
Operating lease obligations, net of sub-lease income	$6,993	$7,634	$6,983	$7,345	$7,539	$27,891	$64,385

As of March 31, 2011, MicroEdge had operating lease commitments totaling $5.8 million, less sublease income of $3.3 million, which are not reflected in the above table. On October 1, 2009, we completed the sale of our MicroEdge subsidiary. In connection with the sale of MicroEdge, the Company entered into a sublease agreement with Microedge LLC, whereby Microedge LLC will sub-lease approximately 24,000 square feet of office space located at 619 West 54th Street in New York, New York from the Company. Microedge LLC will sub-lease the premises through the end of the lease term in 2018, with an option to terminate early. The sub-lease agreement became effective upon the close of sale of MicroEdge on October 1, 2009. With the exception of the MicroEdge facilities in New York City, the leases related to MicroEdge have been transferred to the Purchaser.

At March 31, 2011 and December 31, 2010, we had a gross liability of $9.9 million and $9.5 million for uncertain tax positions. Since almost all of this liability relates to reserves against deferred tax assets that we do not expect to utilize in the short term, we cannot estimate the timing of potential future cash settlements and have not included any estimates in the table of contractual cash obligations above. Additionally, our cash payments for federal income taxes will remain nominal through 2012 as we have significant net operating losses, capital losses and tax credit carryforwards to utilize.

At March 31, 2011 and December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Other Liquidity and Capital Resources Considerations

As noted above, we expect our cash payments for federal income taxes to remain nominal over the next few years as we have significant net operating losses and tax credit carryforwards to utilize against current income taxes. However, our cash payments for federal income taxes could increase as early as fiscal 2013.

Our liquidity and capital resources in any period could be affected by the exercise of outstanding employee stock options and issuance of common stock under our employee stock purchase plan, as cash received from these transactions would increase our liquidity. Conversely, our liquidity is negatively affected by an employee’s vesting of restricted stock units and exercise of stock-settled stock appreciation rights, as our cash is used to satisfy tax and exercise withholding obligations on these net share-settled equity awards. The resulting increase in the number of outstanding shares could also affect our per share results of operations. However, we cannot predict the timing or amount of proceeds from the exercise of these securities, or whether they will be exercised at all.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Since the acquisitions of Advent Denmark, Advent Norway, Advent Sweden, Advent Netherlands, Goya AS, Syncova Solutions, Ltd. and Advent Europe’s remaining distributors in the United Kingdom and Switzerland, and the opening of offices in Hong Kong, China and Singapore, whose service and certain license revenues and capital spending are transacted in local country currencies, we have greater exposure to foreign currency fluctuations. As of March 31, 2011, approximately $71.8 million of goodwill and intangible assets from the acquisition of these entities are denominated in foreign currency. Therefore, a hypothetical change of 10% could increase or decrease our assets and equity by approximately $4 million. Additionally, as of March 31, 2011, approximately $8 million of monetary assets and liabilities are denominated in foreign currency. Therefore, a hypothetical change of 10% would cause the revaluation of these amounts resulting in a gain or loss of approximately $0.8 million on our condensed consolidated results of operations.

We maintain an investment portfolio of various holdings, types, and maturities. Our interest rate risk relates primarily to our investment portfolio, which consisted of $140.9 million in cash and cash equivalents, and short-term and long-term marketable securities as of March 31, 2011. Our short-term and long-term securities are generally classified as available-for-sale and, consequently, are recorded on our condensed consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income.

Fluctuations in interest rates have a direct impact on the fair value of our investment portfolio. As interest rates increase, the fair value of our investment portfolio decreases, and conversely, as interest rates decrease, the fair value of our investment portfolio increases. We do not currently hedge these interest rate exposures.

The following table presents hypothetical changes in fair value of our US government and corporate debt securities of $82.2 million at March 31, 2011. For March 31 2011, the market changes reflect an immediate hypothetical parallel shifts in the yield curve of plus or minus 25 basis points (“BPS”), 50 BPS and 100 BPS. For balances at March 31, 2011, the hypothetical fair values were as follows (in millions, except percentages):

	Decrease in Interest Rates			Increase in Interest Rates
	-100 Basis Points	-50 Basis Points	-25 Basis Points	25 Basis Points	50 Basis Points	100 Basis Points
Total Fair Value	$82.3	$82.1	$82.0	$81.8	$81.7	$81.5
% Change in Fair Value	0.47%	0.24%	0.12%	-0.12%	-0.24%	-0.47%

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

Our investments in privately held companies are assessed for impairment when a review of the investee’s operations indicates that a decline in value of the investment is other-than-temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. Impaired investments in privately held companies are written down to estimated fair value. We estimate fair value using a variety of valuation methodologies. Such methodologies include comparing the private company with publicly traded companies in similar lines of business, applying revenue and price/earnings multiples to estimated future operating results for the private company and estimating discounted cash flows for that company. We could lose our entire investment in these companies. At March 31, 2011 and December 31, 2010, our net investment in a privately-held company totaled $0.5 million.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(f) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective as of March 31, 2011 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to Advent’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting which were identified in connection with the evaluation required by Rule 13a-15(e) of the Exchange Act that occurred during the first quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, Advent’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

On March 8, 2005, certain of the former shareholders of Kinexus Corporation and the shareholders’ representative filed suit against Advent in the Delaware Chancery Court. The complaint alleges that Advent breached the Agreement and Plan of Merger dated as of December 31, 2001 pursuant to which Advent acquired all of the outstanding shares of Kinexus due principally to the fact that no amount was paid by Advent on an earn-out of up to $115 million. The earn-out, which was payable in cash or stock at the election of Advent, was based upon Kinexus meeting certain revenue targets in both 2002 and 2003. The complaint seeks unspecified compensatory damages, an accounting and restitution for unjust enrichment. Advent advised the shareholders’ representative in January 2003 that the earn-out terms had not been met in 2002 and accordingly no earn-out was payable for 2002 and would not be payable for 2003. After nearly two years of inactivity, plaintiff contacted Advent in November 2010, seeking to continue discovery in the case. Advent has filed a motion to dismiss the case for plaintiff’s failure to prosecute in a timely manner and a ruling on the motion is pending. Advent disputes the plaintiffs’ claim and believes that it has meritorious defenses and intends to vigorously defend this action. Management believes that any potential loss associated with this litigation is neither probable nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

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

Item 1A. Risk Factors

Investors should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of, but are not limited to, these risks. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q filed with the SEC, including our condensed consolidated financial statements and related notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2010.

If our existing customers do not renew their term license, perpetual maintenance or other recurring contracts, our business will suffer.

Total recurring revenues, which we define as term license, maintenance from term and perpetual arrangements, other recurring revenue and Asset Under Administration (AUA) fees for certain perpetual arrangements, represented 89%, 89% and 88% of total net revenues during the first quarter of 2011, fiscal 2010 and 2009, respectively. We expect to continue to derive a significant portion of our revenue from our clients’ renewal of term license, perpetual maintenance and other recurring contracts and such renewals are critical to our future success. Some factors that may affect the renewal rate of our contracts include:

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

Most of our perpetual license customers have historically renewed their annual maintenance although our customers have no obligation to renew such maintenance after the first year of their license agreements. In addition, our customers may select maintenance levels less advantageous to us upon renewal, which may reduce recurring revenue from these customers. Market downturns, such as the downturn beginning in the fall of 2008, caused, and may in the future cause, some clients not to renew their maintenance or reduce their level of maintenance, which affects our renewal rates and revenue. Our renewal rates are based on cash collections and are disclosed one quarter in arrears. Our reported renewal rates may fluctuate.  For example, our renewal rates for our quarterly periods of 2009 and first three quarters of 2010 were below the levels we disclosed for our corresponding quarterly periods of 2008, while the rates for all four quarters of 2010 exceeded the previous corresponding 2009 periods. The decreases in renewal rates reflect reduced maintenance expenditures, customer attrition, and reductions in products licensed or number of users by clients, as well as from slower payments received from renewal clients.

Since we commenced renewing term license contracts in the third quarter of 2007, we have limited experience with renewals of our term license contracts. These were the first three-year term license contracts to be renewed by Advent since our transition to a term pricing model began. Our customers have no obligation to renew their term license contracts and given the smaller number of term license contracts subject to renewal that were renewed in the second half of 2007 through 2010, we cannot yet conclude whether customers will renew at a rate consistent with our perpetual maintenance customers. Additionally, we cannot predict whether the renewals will be less advantageous to us than the original term contract. For example, the renewal periods for our term license contracts are typically shorter than our original term license contract and customers may request a reduction in the number of users or products licensed, resulting in a lower annual term license fee. Further, customers may elect to not renew their term license contracts at all. We may incur significantly more costs in securing our term license contract renewals than we incur for our perpetual maintenance renewals. If our term license contract customers renew under terms less favorable to us or choose not to renew their contracts, or if it costs significantly more to secure a renewal for us, our operating results may be harmed.

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

As a result of a lengthy and unpredictable sales cycle, we have limited ability to forecast the timing and amount of specific perpetual license sales, or term license and Advent OnDemand sales which we report quarterly as annual contract value (ACV). The timing of large individual license sales is especially difficult to forecast, and we may not be successful in closing large license transactions on a timely basis or at all. Customers may postpone their purchases of our existing products or product enhancements in advance of the anticipated introduction of new products or product enhancements by us or our competitors. Accordingly, our level of ACV bookings and perpetual license revenue in any particular period is subject to significant fluctuation. For example, during 2010, our ACV bookings and perpetual license revenue increased by 25% and 5%, respectively, compared to 2009. During the first quarter of

2011, our ACV bookings and perpetual license revenue decreased by 51% and 17%, respectively, compared to the fourth quarter of 2010.

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

During the first quarter of 2011 and fiscal years 2010 and 2009, we recognized 89%, 89% and 88%, respectively, of total net revenues from recurring sources. We generally recognize revenue from these sources ratably over the terms of these agreements, which typically range from one to three years. As a result, almost all of our revenues in any quarter are generated from contracts entered into during previous periods.

Consequently, a significant decline in new business generated in any quarter may not materially affect our results of operations in that quarter but will have an impact on our revenue growth rate in future quarters. We also experience fluctuations and seasonality in our new business generated each quarter.  For example, ACV in the first quarter of 2011 decreased by 30% compared to ACV bookings in the comparable 2010 period and decreased by 51% compared to the fourth quarter of 2010. Additionally, a decline in renewals of term agreements, maintenance or data and other subscription contracts during a quarter will not be fully reflected in our financial performance in that quarter. For example, because we recognize revenue ratably, the non-renewal of term agreements or maintenance contracts late in a quarter may have very little impact on revenue for that quarter, but will reduce revenue in future quarters. In addition, we may be unable to adjust our costs in response to reduced revenue.

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

The market downturn beginning in the Autumn of 2008 caused, and other downturns in the future may cause clients not to renew their term licenses or perpetual license maintenance. Also, significant declines in market value of our clients affect their Assets Under Administration (AUA) or Assets Under Management (AUM). Consequently, we may also experience a decline in the ACV of bookings since the pricing of some of our products is based upon our client’s AUA or AUM. Furthermore, we have some contracts for which clients pay us fees based on the greater of a negotiated annual minimum fee or a calculated fee that is determined by the client’s AUA or AUM. If a client previously paid us based on the calculated fee, rather than the annual minimum fee, we would experience a decline in revenue as a result of any decline in those clients’ AUA or AUM.

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

Revenues from recurring sources have grown from 88% in 2009, to 89% in 2010 and in the first quarter of 2011, respectively. During the first quarter of 2011 term license revenues comprised approximately 45% of recurring revenues as compared to approximately 44% and 44% in fiscal 2010 and 2009, respectively. Term license contracts are comprised of both software licenses and maintenance services. Individual perpetual software licenses vary significantly in value, and the value and timing of these transactions can therefore cause our quarterly perpetual license revenues to fluctuate. As we continue to sign term license agreements for new customers, grow our subscription, data management and outsourced services revenues, and our customers renew their perpetual maintenance, we expect our revenue from recurring sources to continue to increase slightly as a percent of net revenues.

When a customer purchases a term license together with implementation services, we do not recognize any revenue under the contract until the implementation services are substantially completed and then we recognize revenue ratably over the remaining length of the contract. If the implementation services are still in progress as of quarter-end, we will defer all of the contract revenues to a subsequent quarter. At the point professional services are substantially completed, we recognize a pro-rata amount of the term license revenue, professional services fees earned and related expenses, based on the elapsed time from the start of the term license to the substantial completion of professional services. During 2009, the revenue recognized from completed implementations exceeded the revenue deferred from projects being implemented, resulting in a net recognition of revenue of $6.1 million for fiscal 2009, composed of $3.5 million of term license revenue and $2.6 million of professional services revenue. Subsequently in 2010 and during the first quarter of 2011, we returned to our prior trend of net term license revenue deferral. In future periods, our revenues related to completed implementations may vary depending on the number of projects that reach substantial completion during the quarter. Term license revenue for the remaining contract years and the remaining deferred professional services revenue and related expenses are recognized ratably over the remaining contract length. The term license component of the deferred revenue balance will increase or decrease in the future depending on the amount of new term license bookings relative to the number of implementations that reach substantial completion in a particular quarter. Although our substantial revenue from recurring sources under our term license model provides us with longer term stability and more visibility in the short term, our quarterly net revenues and operating results may still fluctuate significantly depending on these and other factors. Our expense levels are relatively fixed in the short-term. Due to the fixed nature of these expenses, combined with the relatively high gross margin historically achieved on our products, an unanticipated decline in net revenues in any particular quarter may adversely affect our operating results.

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

Many of our clients use our proprietary interface to retrieve pricing and other data electronically from Financial Times/Interactive Data (“FTID”). FTID pays us a commission which we classify as other recurring revenues. The commission is based on their revenues from providing this data to our clients. Our software products have been customized to be compatible with their system and our software would need to be redesigned to operate with additional alternative data vendors if FTID’s services were unavailable for any reason. Non-renewal of our current agreement with FTID would require at least two years’ prior notice by either us or them and the agreement may be terminated upon 90 days’ advance notice for an uncured material breach of the other party. While we have contracts with other data vendors for substantially similar financial data with which our products can be used, if our relationship with FTID was terminated or their services were unavailable to clients for any reason, we cannot be certain that we could enter into contracts with additional alternative data providers, or that other relationships would provide similar commission rates to us or if the amount of data used by our clients would remain the same, and our operating results could suffer or our resources could be constrained from the costs of redesigning our software.

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

We may make additional acquisitions of complementary companies, products or technologies in the future. In addition, we periodically evaluate the performance of all our products and services and may sell or discontinue current products, product lines or services, particularly as we focus on ways to streamline our operations. For example, in October 2009, we divested our MicroEdge subsidiary. Failure to achieve the anticipated benefits of any acquisition or divestiture could harm our business, results of operations and cash flows. Furthermore, we may have to incur debt, write-off investments, infrastructure costs or other assets, incur severance liabilities, write-off impaired goodwill or other intangible assets or issue equity securities to pay for any future acquisitions. Financing may not be available to us on sufficiently advantageous terms, or at all, and we do not have a current credit facility. The issuance of equity securities could dilute our existing stockholders’ ownership. Finally, we may not identify suitable businesses to acquire or negotiate acceptable terms for future acquisitions.

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

Our cash equivalent and short-term investment portfolio as of March 31, 2011 and December 31, 2010 consisted of US government and commercial debt securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of adverse financial market conditions, investments in some financial instruments may pose risks arising from recent market liquidity and credit concerns. As of March 31, 2011 and December 31, 2010, we had no impairment charges associated with our short-term investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain materially unimpaired. In addition, the decrease in interest rates has materially decreased the interest income we receive on our investments.

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

The recently enacted Dodd-Frank Wall Street Reform and Protection Act of 2010 (“Dodd-Frank Act”) represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”), and will require the BCFP and other federal agencies to implement many new rules. While the general framework of the reforms is set forth in the Dodd-Frank Act, it provides for numerous studies and reports and the adoption and implementation of rules and regulations by regulatory agencies over the following four years to clarify and implement the Act’s requirements fully.

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

On October 30, 2008, Advent’s Board authorized the repurchase of up to 6.0 million shares of the Company’s outstanding common stock. In May 2010, Advent’s Board authorized the repurchase of up to an additional 2.0 million shares of the Company’s common stock. During the first quarter of 2011, Advent did not make any repurchases of common stock. At March 31, 2011, there remained approximately 2.3 million shares authorized by the Board for repurchase.

We withheld shares through net share settlements during the three months ended March 31, 2011. The following table provides a month-to-month summary of the purchase activity upon the employee vesting of restricted stock units and the exercise of stock-settled stock appreciation rights under our equity compensation plan to satisfy tax and exercise withholding obligations during the three months ended March 31, 2011 (in thousands, except per share data):

	Total		Maximum Number
	Number	Average	of Shares that May
	of Shares	Price Per	Yet Be Purchased
Month	Purchased (1)	Share	Under the Plan

January	5	$29.99	—
February	78	$29.93	—
March	4	$27.34	—

Total	87	$29.81	—

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

ADVENT SOFTWARE, INC.

Dated: May 9, 2011	By:	/s/ James S. Cox
James S. Cox
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)