Form 10-Q
period 2011-06-30
ADVENT SOFTWARE INC /DE/
filed 2011-08-09
CIK 1002225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2011 was 52,281,171.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30	December 31
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$41,457	$81,948
Short-term marketable securities	37,078	70,075
Accounts receivable, net	56,729	49,960
Deferred taxes, current	16,440	16,358
Prepaid expenses and other	21,409	17,864
Total current assets	173,113	236,205
Property and equipment, net	41,345	41,524
Goodwill	208,398	145,580
Other intangibles, net	56,591	19,772
Deferred taxes, long-term	34,560	33,591
Other assets	11,506	12,059
Noncurrent assets of discontinued operation	2,028	2,095

Total assets	$527,541	$490,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,188	$6,737
Accrued liabilities	32,542	34,080
Deferred revenues	152,001	147,896
Income taxes payable	5,144	1,691
Current liabilities of discontinued operation	1,669	165
Total current liabilities	200,544	190,569
Deferred revenue, long-term	7,293	6,337
Other long-term liabilities	16,245	14,844
Noncurrent liabilities of discontinued operation	4,836	5,228

Total liabilities	228,918	216,978

Commitments and contingencies (See Note 14)

Stockholders’ equity:
Common stock	524	520
Additional paid-in capital	424,161	411,600
Accumulated deficit	(137,854)	(146,887)
Accumulated other comprehensive income	11,792	8,615
Total stockholders’ equity	298,623	273,848

Total liabilities and stockholders’ equity	$527,541	$490,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Net revenues:
Recurring revenues	$71,448	$61,728	$138,775	$121,847
Non-recurring revenues	8,623	7,544	16,622	14,113

Total net revenues	80,071	69,272	155,397	135,960

Cost of revenues:
Recurring revenues	15,103	12,730	29,891	25,157
Non-recurring revenues	9,911	6,374	17,150	13,031
Amortization of developed technology	2,161	1,683	3,677	3,199

Total cost of revenues	27,175	20,787	50,718	41,387

Gross margin	52,896	48,485	104,679	94,573

Operating expenses:
Sales and marketing	18,683	17,048	36,867	33,908
Product development	14,467	13,107	27,109	25,168
General and administrative	8,745	9,872	17,829	19,423
Amortization of other intangibles	571	331	891	646
Restructuring charges	48	555	74	584

Total operating expenses	42,514	40,913	82,770	79,729

Income from continuing operations	10,382	7,572	21,909	14,844

Interest and other income (expense), net	(53)	(229)	(22)	(935)

Income from continuing operations before income taxes	10,329	7,343	21,887	13,909
Provision for income taxes	3,259	2,496	6,913	4,819

Net income from continuing operations	$7,070	$4,847	$14,974	$9,090

Discontinued operation:
Net income (loss) from discontinued operation (net of applicable taxes of $(16), $(17), $1,328, and $(50), respectively)	(24)	(27)	1,800	(75)

Net income	$7,046	$4,820	$16,774	$9,015

Basic net income (loss) per share:
Continuing operations	$0.13	$0.09	$0.29	$0.18
Discontinued operation	(0.00)	(0.00)	0.03	(0.00)
Total operations	$0.13	$0.09	$0.32	$0.17

Diluted net income (loss) per share:
Continuing operations	$0.13	$0.09	$0.27	$0.17
Discontinued operation	(0.00)	(0.00)	0.03	(0.00)
Total operations	$0.13	$0.09	$0.30	$0.17

Weighted average shares used to compute net income per share:
Basic	52,490	51,399	52,345	51,571
Diluted	55,111	54,107	55,492	54,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

Net income per share is based on actual calculated values and totals may not sum due to rounding.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30
	2011	2010
Cash flows from operating activities:
Net income	$16,774	$9,015
Adjustment to net income for discontinued operation	(1,800)	75
Net income from continuing operations	14,974	9,090

Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Stock-based compensation	9,102	8,828
Depreciation and amortization	9,826	8,819
Loss on disposition of fixed assets	—	20
Provision for doubtful accounts	94	65
Reduction of sales returns	(235)	(624)
Deferred income taxes	(183)	(60)
Other	136	358
Effect of statement of operations adjustments	18,740	17,406
Changes in operating assets and liabilities:
Accounts receivable	(4,665)	(2,711)
Prepaid and other assets	(1,923)	3,246
Accounts payable	2,363	4,092
Accrued liabilities	(3,929)	(4,382)
Deferred revenues	3,031	(329)
Income taxes payable	3,223	3,899
Effect of changes in operating assets and liabilities	(1,900)	3,815

Net cash provided by operating activities from continuing operations	31,814	30,311

Cash flows from investing activities:
Cash used in acquisitions, net of cash acquired	(97,092)	(4,719)
Purchases of property and equipment	(4,471)	(9,952)
Capitalized software development costs	(1,887)	(1,407)
Purchases of marketable securities	(28,604)	(3,000)
Sales and maturities of marketable securities	60,933	3,000

Net cash used in investing activities from continuing operations	(71,121)	(16,078)

Cash flows from financing activities:
Proceeds from common stock issued from exercises of stock options	4,580	5,506
Withholding taxes related to equity award net share settlement	(4,761)	(3,163)
Proceeds from common stock issued under the employee stock purchase plan	3,146	2,929
Excess tax benefits from stock-based compensation	2,775	—
Repurchase of common stock	(10,163)	(34,399)

Net cash used in financing activities from continuing operations	(4,423)	(29,127)

Net cash transferred (to) from discontinued operation	2,978	(31)

Effect of exchange rate changes on cash and cash equivalents	261	(311)

Net change in cash and cash equivalents from continuing operations	(40,491)	(15,236)
Cash and cash equivalents of continuing operations at beginning of period	81,948	57,877

Cash and cash equivalents of continuing operations at end of period	$41,457	$42,641

Supplemental disclosure of cash flow information
Cash flow from discontinued operation:
Net cash used in operating activities	$(26)	$(296)
Net cash provided by investing activities	3,004	—
Net cash transferred from (to) continuing operations	(2,978)	31
Effect of exchange rates on cash and cash equivalents	—	(1)
Net change in cash and cash equivalents from discontinued operations	—	(266)
Cash and cash equivalents of discontinued operation at beginning of period	—	266
Cash and cash equivalents of discontinued operation at end of period	$—	$—

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

Note 2—Recent Accounting Pronouncements

With the exception of the below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2011, as compared to the recent accounting pronouncements described in Advent’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, that are of significance, or potential significance, to the Company.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance that allows companies the option of how to present the components of, and a total, for net income, the components of, and a total, for other comprehensive income, and a total for comprehensive income as either one continuous statement of comprehensive income or in two separate but consecutive statements. There will no longer be the option to present items of other comprehensive income in the statement of stockholders’ equity. The updated accounting guidance is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011 on a retrospective basis. Early application is permitted. Since the updated guidance only requires a change in the placement of information already disclosed in consolidated financial statements, the Company does not expect the adoption to have an impact on its consolidated financial statements.

Note 3—Cash Equivalents and Marketable Securities

At June 30, 2011, cash equivalents and marketable securities primarily consisted of money market mutual funds, US government and US Government Sponsored Entities (GSE’s) and high credit quality corporate debt securities that are guaranteed by the US government. The Company’s marketable securities are classified as available-for-sale, with long-term investments, if applicable, having a maturity date greater than one year from the date of the balance sheet.

Marketable securities are summarized as follows (in thousands):

Balance at June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less than 12 Months	Gross Unrealized Losses 12 Months or Longer	Aggregate Fair Value

Corporate debt securities	$13,925	$13	$—	$—	$13,938
US government debt securities	20,684	20	—	—	20,704
Foreign government debt securities	2,436	—	—	—	2,436
Total	$37,045	$33	$—	$—	$37,078

Balance at December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less than 12 Months	Gross Unrealized Losses 12 Months or Longer	Aggregate Fair Value

Corporate debt securities	$22,597	$6	$(3)	$—	$22,600
US government debt securities	47,466	12	(3)	—	47,475
Total	$70,063	$18	$(6)	$—	$70,075

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

The gross unrealized losses related to investments are primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates since the acquisition of the securities. For fixed income securities that have unrealized losses as of June 30, 2011, the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, the Company has evaluated these fixed income securities and has determined that no credit losses exist.

During the six months ended June 30, 2011 and 2010, $60.9 million and $3.0 million, respectively, of marketable securities matured, which did not have any associated gross realized gains or losses.

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

At June 30, 2011, net derivative assets associated with the forward contracts of approximately $8,000 were included in “Prepaid expenses and other.” The effect of the derivative financial instruments on the condensed consolidated statements of operations for the six months ended June 30, 2011 was to reduce foreign exchange gains by approximately $64,000.

As of June 30, 2011, the Company had the following forward contracts outstanding to sell the following notional amounts (in thousands):

June 30, 2011

South African Rand (ZAR)	R	1,100

Note 5 — Acquisitions

While Advent uses its best estimates and assumptions as part of the purchase price allocation process to value assets acquired and liabilities assumed at the business combination date, these estimates and assumptions are subject to refinement. The Company records adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in the operating results in the period in which the adjustments were determined.

Black Diamond Performance Reporting LLC (“Black Diamond”)

On June 1, 2011, Advent acquired all the outstanding ownership units of Black Diamond, a privately held, Florida-based company which now operates as a wholly owned subsidiary of the Company.  Black Diamond provides web-based, outsourced portfolio management and reporting platforms for investment advisors. The total purchase price of $72.4 million, net of cash acquired of $0.2 million, was paid in cash. Of the total purchase price, $7 million was placed into escrow until December 2012 to be held as partial security for any losses incurred by the Company in the event of certain breaches of the representation and warranties contained in the acquisition agreement or certain other events.

Preliminary Purchase Price Allocation

The acquisition was accounted for in accordance with the purchase method of accounting. The total purchase price was allocated to net tangible and intangible assets based on their estimated fair values as of June 1, 2011. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. The allocation of the purchase price is preliminary because the valuation of the identifiable intangible assets are not yet complete.

The preliminary allocation of the purchase price and the estimated useful lives associated with certain assets was as follows:

	Estimated Life (Years)	Purchase Price Allocation (in thousands)
Identifiable intangible assets (liabilities):
Developed research and development	5	$13,200
Customer relationships	7	11,300
Trade name and trademarks	5	1,300
Non-competition agreements	3	1,100
Industry partner agreements	5	500
Unfavorable lease liability	1.25	(111)
Goodwill		44,035
Deferred revenues		(230)
Net tangible assets		1,350

Purchase price, net of cash acquired		$72,444

Tangible assets and current liabilities

Black Diamond’s tangible assets and liabilities as of June 1, 2011 were reviewed and adjusted to their fair value as necessary. Current assets are primarily comprised of accounts receivable and prepaids. Non-current assets were primarily comprised of facility deposits and fixed assets. Current liabilities were fair valued and include accrued liabilities, accrued compensation and benefits, sales commissions payable, sales tax payable and deferred revenues. In connection with the acquisition of Black Diamond, Advent assumed Black Diamond’s contractual obligations related to its deferred revenues. Black Diamond’s deferred revenues were derived primarily from set up fees related to the implementation of its web-based services and from contracts where revenue is recognized upon completion of the project. Advent recorded an adjustment to reduce the carrying value of deferred revenues to represent the Company’s estimate of the fair value of the contractual obligations assumed.

Syncova Solutions Ltd. (“Syncova”)

On February 28, 2011, Advent acquired all the outstanding shares of Syncova, a privately held, United Kingdom-based company, which now operates as a wholly-owned subsidiary of the Company.  Syncova provides margin management and financing software to hedge funds and prime brokers.  Syncova’s solutions enable hedge funds and prime brokers to calculate expected margin, reconcile and control differences. Syncova’s product offerings will be a part of Advent’s solution for the alternative and high end asset management markets. The total purchase price of $24.6 million, net of cash acquired of $0.8 million, was paid in cash.  Of the total proceeds, the equivalent of $4.8 million will be held in escrow subject to claims through February 2013.

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

	Estimated Useful Life (Years)	Preliminary Purchase Price Allocation (in thousands)
Identifiable intangible assets:
Developed research and development	6	$8,580
In-process research and development	*	1,133
Customer relationships	8	2,104
Non-competition agreements	3	162
Goodwill		15,991
Deferred tax asset		1,128
Deferred tax liability		(2,996)
Deferred revenues		(2,035)
Net tangible assets		581

Purchase price, net of cash acquired		$24,648

*                 In-process research and development relates to costs attributed to a pending product version release expected in the fourth quarter of 2011.  Once released, the Company will evaluate the useful life of the technology and amortize such costs accordingly on a straight-line basis.

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

As part of the disposition, certain assets and obligations of the Company’s discontinued operation were excluded from the sale and are reflected on the Company’s balance sheet as of June 30, 2011 and December 31, 2010. Assets excluded from the sale include cash and deferred tax assets.  Liabilities excluded from the sale include sales tax and other tax-related obligations, future payments related to a two year service and maintenance agreement, and continuing lease obligations included as part of the restructuring noted below.

In connection with the sale of MicroEdge, the Company vacated its MicroEdge facilities in New York and entered into a sub-lease agreement with the Purchaser, whereby the Purchaser contracted to sub-lease the premises for two years with the option to extend the sub-lease term through the end of the lease term in 2018. The sub-lease agreement was amended during the first quarter of 2011. Under the amended sub-lease agreement, the Purchaser will sub-lease the premises through the end of the lease term, with an option to terminate in September 2013, subject to penalties. As a result of the amendment to the sub-lease agreement, the Company revised its facility exit assumptions and recorded a restructuring accrual adjustment benefit of approximately $226,000 in its discontinued operations results during the first quarter of 2011.

The following table sets forth an analysis of the components of the restructuring charges related to the Company’s discontinued operation and the payments and non-cash charges made against the accrual during the six months ended June 30, 2011 (in thousands):

Facility Exit Costs

Balance of restructuring accrual at December 31, 2010	$5,249

Restructuring benefit	(211)
Cash payments	(20)
Adjustment of prior restructuring costs	83

Balance of restructuring accrual at June 30, 2011	$5,101

Net revenues and net income from the Company’s discontinued operation were as follows for the following periods (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Net revenues	$—	$—	$—	$—

Income (loss) from operation of discontinued operation (net of applicable taxes of $(16), $(17), $49 and $(30) respectively)	$(24)	$(27)	75	(45)

Gain (loss) on disposal of discontinued operation (net of applicable taxes of $0, $0, $1,279 and $(20), respectively)	—	—	1,725	(30)

Net income (loss) from discontinued operation	$(24)	$(27)	$1,800	$(75)

The following table sets forth the assets and liabilities of the MicroEdge discontinued operation included in the condensed consolidated balance sheets of the Company (in thousands):

	June 30	December 31
	2011	2010

Assets:
Deferred taxes, long-term	$2,028	$2,095
Total noncurrent assets of discontinued operation	$2,028	$2,095

Liabilities:
Total current liabilities of discontinued operation	$1,669	$165

Accrued restructuring, long-term portion	$4,836	$5,228
Total noncurrent liabilities of discontinued operation	$4,836	$5,228

Note 7—Stock-Based Compensation

Equity Award Activity

A summary of the status of the Company’s stock option and stock appreciation right (“SAR”) activity for the period presented follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2010	6,780	$15.73
Options & SARs granted	1,354	$26.93
Options & SARs exercised	(655)	$14.31
Options & SARs canceled	(52)	$21.77
Outstanding at June 30, 2011	7,427	$17.85	6.48	$76,649
Exercisable at June 30, 2011	4,286	$14.14	4.83	$60,117

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $28.17 as of June 30, 2011 for options and SARs that were in-the-money as of that date.

The weighted average grant date fair value of options and SARs granted (as determined under ASC 718), total intrinsic value of options and SARs exercised and cash received from option exercises during the six months ended June 30, 2011 and 2010 were as follows (in thousands, except weighted average grant date fair value):

	Six Months Ended June 30
	2011	2010
Options and SARs
Weighted average grant date fair value	$9.37	$7.48
Total intrinsic value of awards exercised	$9,110	$6,614

Options
Cash received from exercises	$4,580	$5,506

The Company settles exercised stock options and SARs with newly issued common shares.

A summary of the status of the Company’s restricted stock unit (“RSU”) activity for the six months ended June 30, 2011 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value

Outstanding and unvested at December 31, 2010	1,308	$19.58
RSUs granted	452	$26.93
RSUs vested	(395)	$17.51
RSUs canceled	(33)	$20.21
Outstanding and unvested at June 30, 2011	1,332	$22.67

The weighted average grant date fair value was determined based on the closing market price of the Company’s common stock on the date of the award. The aggregate intrinsic value of RSUs outstanding at June 30, 2011 was $37.5 million, using the closing price of $28.17 per share as of June 30, 2011.

Stock-Based Compensation Expense

Stock-based employee compensation expense recognized on Advent’s condensed consolidated statement of operations for the three and six months ended June 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Statement of operations classification
Cost of recurring revenues	$504	$428	$1,007	$842
Cost of non-recurring revenues	345	262	592	552
Total cost of revenues	849	690	1,599	1,394

Sales and marketing	1,469	1,418	2,969	2,716
Product development	1,246	1,317	2,421	2,526
General and administrative	1,079	1,118	2,113	2,192
Total operating expenses	3,794	3,853	7,503	7,434

Total stock-based compensation expense	4,643	4,543	9,102	8,828

Tax effect on stock-based employee compensation	(1,814)	(2,043)	(3,676)	(3,969)

Effect on net income from continuing operations, net of tax	$2,829	$2,500	$5,426	$4,859

Advent capitalized stock-based employee compensation expense of $0.1 million and $0 during the six months ended June 30, 2011 and 2010, respectively, associated with the Company’s software development, internal-use software and professional services implementation projects.

As of June 30, 2011, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimated forfeitures, was $40.9 million and is expected to be recognized through the remaining vesting period of each grant, with a weighted average remaining period of 2.6 years.

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions:

	Three Months Ended June 30		Six Months Ended June 30
Stock Options & SARs	2011	2010	2011	2010
Expected volatility	36.5% - 36.8%	35.2% - 38.8%	36.5% - 39.6%	35.2% - 38.8%
Expected life (in years)	4.91	3.86 - 4.96	4.91 - 4.95	3.86 - 4.96
Risk-free interest rate	1.6% - 2.2%	1.8% - 2.7%	1.6% - 2.4%	1.8% - 2.7%
Expected dividends	None	None	None	None

Employee Stock Purchase Plan
Expected volatility	28.6% - 28.8%	29.5% - 29.9%	28.6% - 28.8%	29.5% - 29.9%
Expected life (in months)	6	6	6	6
Risk-free interest rate	0.1% - 0.2%	0.2%	0.1% - 0.2%	0.2%
Expected dividends	None	None	None	None

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

The following table sets forth the computation of basic and diluted net income (loss) per share for continuing operations and the Company’s discontinued operation (in thousands, except per-share data):

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Numerator:
Net income (loss):
Continuing operations	$7,070	$4,847	$14,974	$9,090
Discontinued operation	(24)	(27)	1,800	(75)
Total operations	$7,046	$4,820	$16,774	$9,015

Denominator:
Denominator for basic net income (loss) per share- weighted average shares outstanding	52,490	51,399	52,345	51,571

Dilutive common equivalent shares:
Employee stock options and other	2,621	2,708	3,147	2,640

Denominator for diluted net income (loss) per share- weighted average shares outstanding, assuming exercise of potential dilutive common shares	55,111	54,107	55,492	54,211

Net income (loss) per share: (1)
Basic:
Continuing operations	$0.13	$0.09	$0.29	$0.18
Discontinued operation	(0.00)	(0.00)	0.03	(0.00)
Total operations	$0.13	$0.09	$0.32	$0.17

Diluted:
Continuing operations	$0.13	$0.09	$0.27	$0.17
Discontinued operation	(0.00)	(0.00)	0.03	(0.00)
Total operations	$0.13	$0.09	$0.30	$0.17

(1)  Net income per share is based on actual calculated values and totals may not sum due to rounding.

Weighted average stock options, SARs and RSUs of approximately 2.0 million and 0.5 million for the three and six months ended June 30, 2011, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. Similarly, weighted average stock options, SARs and RSUs of approximately 1.8 million and 2.5 million for the three and six months ended June 30, 2010, respectively, were excluded from the calculation of diluted net income per share.

Note 9—Goodwill

The changes in the carrying value of goodwill for the six months ended June 30, 2011 were as follows (in thousands):

Goodwill

Balance at December 31, 2010	$145,580
Additions from Syncova acquisition	15,991
Additions from Black Diamond acquisition	44,035
Translation adjustments	2,792
Balance at June 30, 2011	$208,398

Foreign currency translation adjustments totaling $2.8 million reflect the general weakening of the US dollar versus the Pound Sterling, Euro and other European currencies during the six months ended June 30, 2011.

Note 10—Other Intangibles

The following is a summary of other intangibles as of June 30, 2011 (in thousands):

	Amortization Period (Years)	Other Intangibles, Gross	Accumulated Amortization	Other Intangibles, Net

Indefinite-lived intangibles:
In-process research and development	*	$1,119	$—	1,119

Definite-lived intangibles:
Purchased technologies	5.0	$50,239	$(21,353)	$28,886
Product development costs	3.0	15,697	(10,854)	4,843
Developed technology sub-total		65,936	(32,207)	33,729

Customer relationships	6.3	41,085	(22,798)	18,287
Other intangibles	4.2	4,658	(1,202)	3,456
Other intangibles sub-total		45,743	(24,000)	21,743
Balance at June 30, 2011		$112,798	$(56,207)	$56,591

*                 In-process research and development relates to costs attributed to a pending product version release expected in the fourth quarter of 2011.  Once released, the Company will evaluate the useful life of the technology and amortize such costs accordingly on a straight-line basis.

The following is a summary of other intangibles as of December 31, 2010 (in thousands):

	Weighted Average Amortization Period (Years)	Other Intangibles, Gross	Accumulated Amortization	Other Intangibles, Net

Definite-lived intangibles:
Purchased technologies	5.0	$28,118	$(18,730)	$9,388
Product development costs	3.0	13,714	(9,477)	4,237
Developed technology sub-total		41,832	(28,207)	13,625

Customer relationships	6.0	27,589	(22,006)	5,583
Other intangibles	4.0	1,585	(1,021)	564
Other intangibles sub-total		29,174	(23,027)	6,147
Balance at December 31, 2010		$71,006	$(51,234)	$19,772

The changes in the carrying value of other intangibles during the six months ended June 30, 2011 were as follows (in thousands):

	Other		Other
	Intangibles,	Accumulated	Intangibles,
	Gross	Amortization	Net

Balance at December 31, 2010	$71,006	$(51,234)	$19,772
Additions	41,363	—	41,363
Amortization	—	(4,568)	(4,568)
Translation adjustments	429	(405)	24
Balance at June 30, 2011	$112,798	$(56,207)	$56,591

Additions to intangible assets of $41.4 million during the six months ended June 30, 2011 include additions of $12.0 million and $27.4 million from the acquisitions of Syncova and Black Diamond, respectively, and capitalized product development costs of approximately $2.0 million.

Based on the carrying amount of intangible assets as of June 30, 2011, the estimated future amortization is as follows (in thousands):

	Six
	Months Ended
	December 31	Years Ended December 31
	2011	2012	2013	2014	2015	Thereafter	Other (1)	Total
Estimated future amortization of:
Developed technology	$5,047	$9,437	$7,633	$4,631	$4,382	$2,599	$—	$33,729
In-process research and development	—	—	—	—	—	—	1,119	1,119
Other intangibles	1,922	3,845	3,800	3,401	3,243	5,532	—	21,743

Total	$6,969	$13,282	$11,433	$8,032	$7,625	$8,131	$1,119	$56,591

(1)          In-process research and development relates to costs attributed to a pending product version release expected in the fourth quarter of 2011. Once released, the Company will evaluate the useful life of the technology and amortize such costs accordingly on a straight-line basis.

Note 11—Balance Sheet Detail

The following is a summary of prepaid expenses and other (in thousands):

	June 30 2011	December 31 2010

Prepaid commission	$5,664	$5,729
Prepaid contract expense	8,047	6,043
Prepaid royalty	998	803
Other	6,700	5,289
Total prepaid expenses and other	$21,409	$17,864

The following is a summary of other assets (in thousands):

	June 30	December 31
	2011	2010

Long-term investment	$500	$500
Long-term prepaid commissions	3,072	3,756
Deposits	2,898	2,889
Prepaid contract expense, long-term	5,036	4,914
Total other assets	$11,506	$12,059

Long-term investment is an equity investment in a privately held company. This equity investment is carried at the lower of cost or fair value at June 30, 2011 and December 31, 2010. Deposits include restricted cash balances of $1.4 million at each of June 30, 2011 and December 31, 2010 related to the Company’s San Francisco headquarters, and facilities in Boston and New York.

The following is a summary of accrued liabilities (in thousands):

	June 30	December 31
	2011	2010

Salaries and benefits payable	$18,046	$22,236
Accrued restructuring, current portion	808	809
Other	13,688	11,035
Total accrued liabilities	$32,542	$34,080

Accrued restructuring charges are discussed further in Note 13, “Restructuring Charges”. Other accrued liabilities include accruals for royalties, sales and business taxes, and other miscellaneous items.

The following is a summary of other long-term liabilities (in thousands):

	June 30	December 31
	2011	2010

Deferred rent	$10,788	$11,123
Accrued restructuring, long-term portion	139	531
Deferred taxes, long-term	3,279	308
Other	2,039	2,882
Total other long-term liabilities	$16,245	$14,844

Note 12—Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

The components of comprehensive income (loss) were as follows for the periods presented (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Net income from continuing operations	$7,070	$4,847	$14,974	$9,090
Unrealized gain on marketable securities	13	28	21	130
Tax provision on marketable securities	(5)	(9)	(7)	(51)
Foreign currency translation adjustment	604	(2,281)	3,162	(4,804)
Comprehensive income from continuing operations	7,682	2,585	18,150	4,365
Comprehensive income (loss) from discontinued operation	(24)	(28)	1,801	(76)
Total comprehensive income	$7,658	$2,557	$19,951	$4,289

The components of accumulated other comprehensive income, net of related taxes, were as follows (in thousands):

	June 30	December 31
	2011	2010

Accumulated net unrealized gain on marketable securities	$21	$7
Accumulated foreign currency translation adjustments	11,771	8,608
Accumulated other comprehensive income, net of taxes	$11,792	$8,615

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

During the six months ended June 30, 2011, Advent recorded a restructuring charge of $74,000 which primarily related to the present value amortization of facility exit obligations, partially offset by adjustments to other facility exit assumptions. During the six months ended June 30, 2010, Advent recorded a restructuring charge of $0.6 million which primarily related to facility and exit costs associated with the relocation of its facilities in New York City in the second quarter of 2010.

The following table sets forth an analysis of the components of the payments and restructuring charges made against the accrual during the six months ended June 30, 2011 (in thousands):

Facility Exit
Costs

Balance of restructuring accrual at December 31, 2010	$1,340
Restructuring charges	57
Cash payments	(467)
Adjustment of prior restructuring costs	17

Balance of total restructuring accrual at June 30, 2011	$947

Of the remaining restructuring accrual of $0.9 million at June 30, 2011, $0.8 million and $0.1 million are included in accrued liabilities and other long-term liabilities, respectively, on the accompanying condensed consolidated balance sheet. The remaining excess facility costs of $0.9 million are stated at estimated fair value, net of estimated sub-lease income of approximately $0.9 million. Advent expects to pay the remaining obligations associated with the vacated facilities over the remaining lease terms, which expire on various dates through 2012.

Note 14—Commitments and Contingencies

Lease Obligations

Advent leases office space and equipment under non-cancelable operating lease agreements, which expire at various dates through June 2025. Some operating leases contain escalation provisions for adjustments in the consumer price index. Advent is responsible for maintenance, insurance, and property taxes. Excluding leases and associated sub-leases for MicroEdge facilities, as of June 30, 2011, Advent’s remaining operating lease commitments through 2025 are approximately $66.0 million, net of future minimum rental receipts of $0.9 million to be received under non-cancelable sub-leases.

In connection with the sale of MicroEdge, the Company entered into a sub-lease agreement with the Purchaser, whereby Purchaser will sub-lease approximately 24,000 square feet of the 29,000 square feet of office space located at 619 West 54th Street in New York, New York from the Company. The Purchaser will sub-lease the premises through the end of the lease term in 2018, with an option to terminate early in September 2013, subject to penalties. The sub-lease agreement became effective upon the close of sale of MicroEdge on October 1, 2009. The gross operating lease commitment related to this discontinued operation facility is approximately $8.9 million, less estimated sub-lease income of $3.1 million. With the exception of the MicroEdge facilities in New York City, the leases related to MicroEdge have been transferred to the Purchaser.

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

Legal Contingencies

On March 8, 2005, certain of the former shareholders of Kinexus Corporation and the shareholders’ representative filed suit against Advent in the Delaware Chancery Court. The complaint alleges that Advent breached the Agreement and Plan of Merger dated as of December 31, 2001 pursuant to which Advent acquired all of the outstanding shares of Kinexus due principally to the fact that no amount was paid by Advent on an earn-out of up to $115 million. The earn-out, which was payable in cash or stock at the election of Advent, was based upon Kinexus meeting certain revenue targets in both 2002 and 2003. The complaint seeks unspecified compensatory damages, an accounting and restitution for unjust enrichment. Advent advised the shareholders’ representative in January 2003 that the earn-out terms had not been met in 2002 and accordingly no earn-out was payable for 2002 and would not be payable for 2003. Advent’s motion to dismiss the case for plaintiff’s failure to prosecute in a timely manner was denied by the Court on June 30, 2011 and discovery in the case is continuing. Advent disputes the plaintiffs’ claims and believes that it has meritorious defenses and intends to vigorously defend this action. Management has not determined that any potential loss associated with this litigation is either probable or reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

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

Note 15—Income Taxes

The following table summarizes the activity relating to the Company’s unrecognized tax benefits during the six months ended June 30, 2011 (in thousands):

Total
Balance at December 31, 2010	$9,501

Gross increases related to current period tax positions	821

Balance at June 30, 2011	$10,322

At June 30, 2011 and December 31, 2010, Advent had $10.3 million and $9.5 million of gross unrecognized tax benefits, respectively. During the six months ended June 30, 2011, Advent increased the amount of unrecognized tax benefits by approximately $0.8 million relating to federal and California research credits, and California enterprise zone credits. If recognized, the total unrecognized tax benefits would decrease Advent’s tax provision and increase net income by $8.6 million. The impact on net income reflects the liabilities for unrecognized tax benefits, net of the federal tax benefit of state income tax items. The Company’s liabilities for unrecognized tax benefits relate to federal research credits, California research and enterprise zone tax credits and various state net operating losses.

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

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities. The fair value of these certain financial assets was determined using the following inputs as of June 30, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$25,066	$25,066	$—	$—
US government debt securities (2)	20,704	20,704	—	—
Foreign government debt securities (2)	2,436	2,436	—	—
Corporate debt securities (2)	13,938	—	13,938	—
Total	$62,144	$48,206	$13,938	$—

(1) Included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.

(2) Included in short-term marketable securities on the Company’s condensed consolidated balance sheet.

There were no material transfers between Level 1 and Level 2 assets during the six months ended June 30, 2011 and the Company does not have any significant assets that utilize unobservable or Level 3 inputs.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value based on the short-term maturities of these instruments.

The Company also has a direct investment in a privately-held company accounted for under the cost method which is not reported in the table of assets measured at fair value above. This investment, which has a carrying value of $0.5 million at June 30, 2011, is periodically assessed for other-than-temporary impairment. If Advent determines that an other-than-temporary impairment has occurred, the Company writes down the investment to its fair value. Advent estimates fair value using a variety of valuation methodologies. Such methodologies include comparing the private company with publicly traded companies in similar lines of business, applying revenue and price/earnings multiples to estimated future operating results for the private company and estimating discounted cash flows for that company.

Note 17 — Common Stock Repurchase Program

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

The following table provides a summary of the quarterly repurchase activity during the six months ended June 30, 2011 under the stock repurchase program approved by the Board in October 2008 and May 2010 (in thousands, except per share data):

	Total Number of Shares Purchased	Cost	Average Price Paid Per Share

Q1 2011	—	$—	$—
Q2 2011	382	10,163	26.58
Total	382	$10,163	$26.58

At June 30, 2011, there remained approximately 1.9 million shares authorized by the Board for repurchase.

Note 18—Subsequent Event

The Company evaluated subsequent events after the balance sheet date of June 30, 2011 through August 9, 2011, the date the condensed consolidated financial statements were issued. From July 1, 2011 through August 9, 2011, the Company repurchased approximately 548,000 shares of stock, at an average price of $24.92.

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

Current Economic Environment

Our pipeline of prospective customer purchases continued to benefit from an improved economic environment which began during the last half of 2009. However, macroeconomic concerns during the first half of 2011, such as the Euro-zone default risk and U.S. debt ceiling, have made customers cautious. The conversion of pipeline to incremental term license bookings in the first six months of 2011 was slower than expected, leading to lower bookings compared to the first six months of 2010. Despite this, we grew our revenues during the first six months of 2011 as compared to the same period of 2010, which was primarily driven by an increase in our term license revenues. We are expecting to grow revenues by 13% to 14% in fiscal 2011 as a result of incremental term license booking activity, our improved renewal rates from the prior 12 months, and a partial year of revenues we expect to recognize from Black Diamond Performance Reporting LLC (“Black Diamond”), which we acquired in June 2011. As the current economic situation evolves, we will continue to evaluate its impact on our business and we will remain focused on delivering innovative solutions for our customers. We remain positive about our market position, current product portfolio and future product development.

Operating Overview

Operating highlights of our second quarter of 2011 include:

•                  Acquisition of Black Diamond. In June 2011, we acquired Black Diamond, a Florida-based company that provides web-based, outsourced portfolio management and reporting platforms for independent advisors.  This acquisition accelerates Advent’s ability to help advisors succeed by giving them an innovative platform coupled with choice and flexibility when selecting technology. Cash consideration of $72.4 million, net of cash acquired, was paid upon closing in June 2011.

•                  International traction and expansion. We continue to execute on our international growth strategy, with revenues from international sources composing 20% of our total revenues in the second quarter of 2011. This represents a 5-point increase over the same period in 2010 as a result of bookings from the prior 12 months and the recognition of revenue from the completion of several large internationally-based projects, including Emirates National Bank of Dubai, and Temasek, a large sovereign wealth fund in Singapore. We also signed new contracts in Australia and Saudi Arabia in the second quarter of 2011.

•                  New product releases.  We launched Advent Revenue Center 3.2, which offers asset managers software that automates complex billing processes. We also launched Moxy 7.2, which is designed to support the growing trends towards model-driven portfolio construction and management and addresses increased concerns about compliance.

•                  New and incremental bookings. The term license and Advent OnDemand contracts signed in the second quarter of 2011 will contribute approximately $6.6 million in annual revenue (“annual contract value” or “ACV”), once they are fully implemented. This represents a 1% increase from the $6.5 million of ACV booked from term license and Advent OnDemand contracts signed in the second quarter of 2010.

Term License and Term License Deferral/Recognition

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

The term license component of the deferred revenue balance related to implementations in process will increase or decrease in the future depending on the amount of new term license bookings relative to the number of implementations that reach substantial completion in a particular quarter. For the three months ended June 30, 2011 and 2010, the net term license deferral/recognition (decreased) increased the Company’s revenues as follows (in millions):

	Three Months Ended June 30
	2011	2010	Change

Term license revenues	$0.5	$(1.2)	$1.7
Professional services and other	(2.7)	(0.1)	(2.6)

Total net revenues	$(2.2)	$(1.3)	$(0.9)

During the second quarter of 2011, we deferred net revenues of $2.2 million and directly-related expenses of $1.2 million associated with our term licensing model. The impact of these deferrals on our operating income was approximately $1.0 million. During the second quarter of 2011, we experienced a decrease in the net term license revenue deferral, primarily due to the completion of certain large projects during the second quarter of 2011.

Amounts of revenues and directly-related expenses deferred as of June 30, 2011 and December 31, 2010 associated with our term licensing deferral were as follows (in millions):

	June 30	December 31
	2011	2010
Deferred revenues
Short-term	$27.4	$22.7
Long-term	6.3	5.2
Total	$33.7	$27.9

Directly-related expenses
Short-term	$9.0	$6.6
Long-term	3.3	2.8
Total	$12.3	$9.4

Deferred net revenue and directly-related expenses are classified as “Deferred revenues” (short-term and long-term), and “Prepaid expenses and other,” and “Other assets,” respectively, on the condensed consolidated balance sheets.

Financial Overview

The components of net revenue from continuing operations during the second quarters of 2011 and 2010, and associated dollar and percentage fluctuations were as follows (in thousands, except % change):

	Three Months Ended June 30		$	%
	2011	2010	Change	Change

Term license revenues	$33,907	$26,201	$7,706	29%
Maintenance revenues	17,173	18,382	(1,209)	-7%
Other recurring revenues	20,368	17,145	3,223	19%
Total recurring revenues	71,448	61,728	9,720	16%
Recurring revenue as % of total revenue	89%	89%

Perpetual license fees	563	1,245	(682)	-55%
Professional services and other	8,060	6,299	1,761	28%
Total non-recurring revenues	8,623	7,544	1,079	14%

Total net revenues	$80,071	$69,272	$10,799	16%

Total net revenues increased by $10.8 million or 16% during the second quarter of 2011, which was primarily attributed to an increase in term license revenues of $7.7 million due to our bookings activity from the previous 12 months, growth in sales of our Geneva and APX products, and the decrease in the net term license revenue deferral. Additionally, other recurring revenues increased by $3.2 million or 19% during the second quarter of 2011 compared to the same period of 2010, as we experienced growth in revenue from our data services, Advent OnDemand, Assets Under Administration (“AUA”) fees and $1.0 million of revenues from our new Black Diamond business which we acquired on June 1, 2011. These increases were partially offset by a decrease of $1.2 million in perpetual maintenance revenues primarily resulting from perpetual license customers’ migration to term licenses and to maintenance downgrades and de-activations due to perpetual license customer attrition.

Total recurring revenues increased by $9.7 million and represented 89% of total net revenues during the second quarter of 2011, consistent with 89% in the same period in 2010. The increase in absolute dollars was driven by the increase in term license and other recurring revenues.

Perpetual license fees in the second quarter of 2011 were down compared to the second quarter of 2010 as we licensed fewer additional seats and modules to our existing perpetual client base and clients continue to migrate to time-based term licenses. Professional services and other revenues increased $1.8 million or 28% primarily due to greater consulting activity as a result of strong bookings in the latter half of 2010 driving implementations during the first six months of 2011.

The components of cost of revenues and operating expenses, operating income, interest and other income (expense) net, provision for income taxes and net income from continuing operations during the second quarters of 2011 and 2010, and associated dollar and percentage fluctuations, were as follows (in thousands, except % change):

	Three Months Ended June 30		$	%
	2011	2010	Change	Change
Cost of revenues:
Recurring revenues	$15,103	$12,730	$2,373	19%
Non-recurring revenues	9,911	6,374	3,537	55%
Amortization of developed technology	2,161	1,683	478	28%

Total cost of revenues	27,175	20,787	6,388	31%

Operating expenses
Sales and marketing expense	18,683	17,048	1,635	10%
Product development	14,467	13,107	1,360	10%
General and administrative	8,745	9,872	(1,127)	-11%
Amortization of other intangibles	571	331	240	73%
Restructuring charges	48	555	(507)	-91%

Total operating expenses	42,514	40,913	1,601	4%

Income from continuing operations	10,382	7,572	2,810	37%

Interest and other income (expense), net	(53)	(229)	176	-77%

Income from continuing operations before income taxes	10,329	7,343	2,986	41%

Provision for income taxes	3,259	2,496	763	31%

Net income from continuing operations	$7,070	$4,847	$2,223	46%

Total expenses from continuing operations, including cost of revenues, increased to $69.7 million in the second quarter of 2011 from $61.7 million in the second quarter of 2010. This increase largely reflects an increase in payroll and related costs from increased hiring and our acquisitions of Syncova Solutions Ltd. and Black Diamond, which we acquired in February 2011 and June 2011, respectively.

Our operating income from continuing operations in the second quarter of 2011 increased to $10.4 million or 13% of revenue from $7.6 million or 11% of revenue in the second quarter of 2010, which is reflective of improved leverage in our operating expenses. As a percentage of revenue, sales and marketing, product development, and general and administrative costs were all down by at least one percentage point compared to the same period last year.

Interest and other income (expense), net was $(53,000) in the second quarter of 2011 compared to $(0.2) million in the comparable period of 2010 which were primarily due to the foreign exchange losses incurred.

Our continuing operations’ income tax expense was $3.3 million resulting in an effective tax rate of 32% during the second quarter of 2011, compared to $2.5 million or 34%, respectively, in the second quarter of 2010. The decrease in the effective tax rate in the second quarter of 2011 compared with the second quarter of 2010 primarily reflects the availability of the federal Credit for Increasing Research Activities in the second quarter of 2011.

Net income from continuing operations was $7.1 million, resulting in diluted earnings per share of $0.13 for the second quarter of 2011, compared to $4.8 million or $0.09 in the second quarter of 2010.

Our continuing operations generated operating cash flow of $31.8 million in the first six months of 2011, compared to $30.3 million in the first six months of 2010, an increase of 5%.

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

•                  Legal contingencies; and

•                  Sales returns and accounts receivable allowances

With the exception of those discussed below, there have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2011 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Recent Accounting Pronouncements

With the exception of the below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2011, as compared to the recent accounting pronouncements described in Advent’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, that are of significance, or potential significance, to the Company.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance that allows companies the option of how to present the components of, and a total, for net income, the components of, and a total, for other comprehensive income, and a total for comprehensive income as either one continuous statement of comprehensive income or in two separate but consecutive statements. There will no longer be the option to present items of other comprehensive income in the statement of stockholders’ equity. The updated accounting guidance is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011 on a retrospective basis. Early application is permitted. Since the updated guidance only requires a change in the placement of information already disclosed in our consolidated financial statements, we do not expect the adoption to have an impact on our consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

The following table sets forth, for the periods indicated, certain financial information as a percentage of total net revenues. The financial information and the ensuing discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Net revenues:
Recurring revenues	89%	89%	89%	90%
Non-recurring revenues	11	11	11	10

Total net revenues	100	100	100	100

Cost of revenues:
Recurring revenues	19	18	19	19
Non-recurring revenues	12	9	11	10
Amortization of developed technology	3	2	2	2

Total cost of revenues	34	30	33	30

Gross margin	66	70	67	70

Operating expenses:
Sales and marketing	23	25	24	25
Product development	18	19	17	19
General and administrative	11	14	11	14
Amortization of other intangibles	1	*	1	*
Restructuring charges	*	1	*	*

Total operating expenses	53	59	53	59

Income from continuing operations	13	11	14	11
Interest and other income (expense), net	*	*	*	(1)

Income from continuing operations before income taxes	13	11	14	10
Provision for income taxes	4	4	4	4

Net income from continuing operations	9	7	10	7

Discontinued operation:
Net income (loss) from discontinued operation	*	*	1	*

Net income	9%	7%	11%	7%

Percentages are based on actual values. Totals may not sum due to rounding.

* Less than 1%.

NET REVENUES

	Three Months Ended June 30			Six Months Ended June 30
	2011	2010	Change	2011	2010	Change

Total net revenues (in thousands)	$80,071	$69,272	$10,799	$155,397	$135,960	$19,437

We derive our revenues from two sources: recurring revenues and non-recurring revenues. Recurring revenues are comprised of term license, perpetual maintenance arrangements and other recurring revenue (which includes incremental Assets Under Administration (“AUA”) fees). The revenues from a term license, which includes both software license and maintenance services, are earned under a time based contract. Maintenance revenues are derived from maintenance fees on perpetual license arrangements. Other recurring revenues are derived from our subscription-based and transaction-based services as well as AUA fees for certain perpetual arrangements. Non-recurring revenues consists of professional services and other revenue and perpetual license fees. Professional services and other revenues include fees for consulting, fees from training, and project management services and our client conferences. Perpetual license revenues are derived from the licensing of software products under a perpetual arrangement. Sales returns, which we generally do not provide to customers, are accounted for as deductions to these two revenue categories based on our historical experience.

Since fiscal 2008, recurring revenues have grown and conversely non-recurring revenues have decreased as follows:

As a percentage of net revenues	2008	2009	2010	Six Months Ended June 30 2011

Revenues from recurring sources	84%	88%	89%	89%

Revenues from non-recurring sources	16%	12%	11%	11%

We expect our recurring revenue to continue to represent close to 90% of our total net revenues.

Total net revenues increased $19.4 million in the first six months of 2011 compared to the same period in 2010.  The year-over-year growth in total net revenues for the first six months of 2011 was due to higher revenues from recurring sources, primarily term license revenues, which reflected $13.3 million or 26% growth in the first six months of 2011 compared to the same period in 2010. The increase in recurring revenues is primarily due to our bookings activity from the previous 12 months and growth in sales of our Geneva and APX products. Additionally, contributing to the increase in recurring revenues is growth from other recurring revenues, which consists of our data services, outsourced services, web-based services and AUA fees for certain perpetual arrangements. The increase in non-recurring revenues was due to greater consulting activity as we experienced an increase in new service engagements during the first six months of 2011 as a result of bookings from the latter half of 2010.

Revenues derived from international sales grew from $10.2 million in the second quarter of 2010 to $15.8 million in the second quarter of 2011. The increase primarily reflects an increase in new business in international locations booked in the prior 12 months, and to a lesser extent, increases in the market values of AUA balances for our EMEA customers. In addition, in the second quarter of 2011, we completed several large implementations internationally. Because we do not recognize any revenues until our services are substantially complete, when large customers go live, we recognize multiple quarters’ worth of deferred revenues. As a result, we recognized a higher percentage of revenue from international sources in the second quarter of 2011 as Emirates National Bank of Dubai and Temasek went live. We expect the percentage of revenue from international sources will be lower in the third quarter of 2011 as these clients move to their regular revenue rates. We plan to continue expanding our international sales efforts, both in our current markets and elsewhere. The revenues from customers in any single international country did not exceed 10% of total net revenues.

We expect total net revenues from continuing operations to be between $81 million and $83 million in the third quarter of 2011, and to be between $319 million and $323 million for fiscal 2011.

Recurring Revenues

(in thousands, except percent of	Three Months Ended June 30			Six Months Ended June 30
total net revenues)	2011	2010	Change	2011	2010	Change

Term license revenues	$33,907	$26,201	$7,706	$64,350	$51,100	$13,250
Maintenance revenues	17,173	18,382	(1,209)	35,240	36,859	(1,619)
Other recurring revenues	20,368	17,145	3,223	39,185	33,888	5,297

Total recurring revenues	$71,448	$61,728	$9,720	$138,775	$121,847	$16,928
Percent of total net revenues	89%	89%		89%	90%

Revenues from term licenses, which include both the software license and maintenance services for term licenses, grew during the three and six months ended June 30, 2011 compared to the comparable periods of 2010. The growth of term license revenues reflects continued market acceptance of our Geneva, APX, Tamale and Moxy products and the continued layering of incremental ACV sold in the previous 12 months into our term revenue. In addition, for the three and six months ended June 30, 2011 and 2010, the term license deferral/recognition increased (decreased) the Company’s term license revenues as follows (in millions):

	Three Months Ended June 30			Six Months Ended June 30
	2011	2010	Change	2011	2010	Change

Term license revenues	$0.5	$(1.2)	$1.7	$(1.1)	$(1.9)	$0.8

For our term licenses, we defer all revenue on new bookings until our implementation services are complete. During the first quarter of 2011, we saw an increase in new service engagements as a result of bookings from the latter half of 2010 driving implementations. The decrease in the term license deferral for the three and six months ended June 30, 2011 is primarily due to the completion of certain large projects during the second quarter of 2011.

Maintenance revenues decreased $1.2 million and $1.6 million during the three and six months ended June 30, 2011, when compared to the same periods of 2010. The decrease in maintenance revenues was attributable to maintenance de-activations from customer attrition, maintenance level downgrades, reductions in products licensed or number of users by clients, perpetual license customers migrating to term licenses, and continued decrease in new perpetual license customers, partially offset by the impact of price increases.

Other recurring revenues, which primarily include revenues from incremental assets under administration fees from perpetual licenses, data services, web-based services and Advent OnDemand, increased $3.2 million and $5.3 million during the three and six months ended June 30, 2011 when compared to the same periods of 2010. The increase in other recurring revenues is primarily due to growth in revenues from outsourced services, data services and web-based services. In addition, incremental assets under administration fees from perpetual licenses increased as clients experienced growth in the market value of AUA balances during 2011 due to improved market conditions. Additionally, our new Black Diamond business, which we acquired on June 1, 2011, contributed $1.0 million of other recurring revenues to our three and six months ended June 30, 2011 results.

Our renewal rates are based on cash collections. The initial renewal rate is disclosed one quarter in arrears in order to include substantially all payments received against the invoices for that quarter. We also update our renewal rates from the initially disclosed rates to include all cash collections subsequent to the initial disclosure. The following summarizes our initial and updated renewal rates (operational metric) since the first quarter of 2010:

	Renewal Quarter
Renewal Rates	Q211		Q111	Q410	Q310	Q210	Q110
Based on cash collections relative to prior year collections

Initially Disclosed Renewal Rate (1)		(2)	91%	95%	91%	91%	90%
Updated Disclosed Renewal Rate (3)	n/a		n/a	96%	93%	97%	97%

(1)          “Initially Disclosed Renewal Rate” is based on cash collections and reported one quarter in arrears

(2)          The initially disclosed renewal rate for the second quarter of 2011 is not currently available as it is disclosed one quarter in arrears in order to include substantially all payments against invoices for this quarter.

(3)          “Updated Disclosed Renewal Rate” reflects initially disclosed rate updated for subsequent cash collections

We expect the initially disclosed renewal rate to return to the mid-90% range during 2011 and expect our revenue from recurring sources to continue to represent close to 90% of our total net revenues as we continue to sign term license agreements and Advent OnDemand contracts with new customers.

Non-Recurring Revenues

(in thousands, except percent of	Three Months Ended June 30			Six Months Ended June 30
total net revenues)	2011	2010	Change	2011	2010	Change

Perpetual license fees	$563	$1,245	$(682)	$1,682	$2,278	$(596)
Professional services and other revenues	8,060	6,299	1,761	14,940	11,835	3,105

Total non-recurring revenues	$8,623	$7,544	$1,079	$16,622	$14,113	$2,509
Percent of total net revenues	11%	11%		11%	10%

Non-recurring revenues consists of perpetual license fees, professional services and other revenue. Perpetual license revenues are derived from the licensing of software products under a perpetual arrangement. Professional services and other revenues include fees for consulting, custom integration, fees from training and project management services. Total non-recurring revenue as a percent of total net revenues increased for the six months ended June 30, 2011 reflecting the growth in professional service revenues.

Professional services and other revenues fluctuated due to the following (in thousands):

	Change From	Change From
	2010 to 2011	2010 to 2011
	QTD	YTD

Increased consulting services	$3,715	$6,020
Increased custom reports	373	911
Increased project management	125	338
Increased net term license implementation deferral	(2,564)	(4,519)
Various other items	112	355

Total change	$1,761	$3,105

The increase in professional services and other revenues during the three and six months ended June 30, 2011 primarily reflects increased revenue from consulting services, partially offset by the revenue deferral impact associated with in-process term license implementations. During the first six months of 2011, we experienced an increase in demand for consulting services as a result of bookings from the latter half of 2010 driving implementations. Additionally, we completed several large implementations internationally during the second quarter of 2011.

Professional services projects related to Axys and Moxy products generally can be completed in a two- to six-month time period, while services related to Geneva and APX products may require a four- to twelve-month implementation period. We defer professional services revenue for services performed on term license implementations that are not considered substantially complete. Service revenue is deferred until the implementation is complete and remaining services are substantially completed. Upon substantial completion, we recognize a pro-rata amount of professional services fees earned based on the elapsed time from the start of the term license to the substantial completion of professional services. The remaining deferred professional services revenue is recognized ratably over the remaining contract length.

The impact of our term license implementation recognition on professional services revenues for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended June 30			Six Months Ended June 30
	2011	2010	Change	2011	2010	Change
Net (deferral) recognition of professional services revenue related to term license implementations	$(2,704)	$(140)	$(2,564)	$(4,412)	$107	$(4,519)

During the three and six months ended June 30, 2011, the revenue deferred from projects being implemented exceeded the revenue recognized from completed projects. The net deferral of $2.7 million and $4.4 million for the three and six months ended June 30, 2011 was primarily due to relatively more projects in the implementation phase as a result of strong bookings in the latter half of 2010.

Total perpetual license fees decreased in the three and six months ended June 30, 2011, as we licensed fewer perpetual seats and modules to our existing perpetual client base.

COST OF REVENUES

	Three Months Ended June 30			Six Months Ended June 30
	2011	2010	Change	2011	2010	Change

Total cost of revenues (in thousands)	$27,175	$20,787	$6,388	$50,718	$41,387	$9,331
Percent of total net revenues	34%	30%		33%	30%

Our cost of revenues is made up of three components: cost of recurring revenues, cost of non-recurring revenues and amortization of developed technology. The increase in total cost of revenues in absolute dollars for the three and six months ended June 30, 2011 was due principally to increases in payroll and related from headcount additions in our client support and services groups from our recent acquisitions (34 and 7 heads from Black Diamond and Syncova, respectively) and fees paid to third party consultants to support our increase in demand for technical support and consulting services. Consistent with the increase in headcount, allocated expenses to our services and support organization increased. Additionally, amortization of developed technology associated with our recent acquisitions of Goya AS, Syncova and Black Diamond contributed to overall increase.

Gross margin decreased from 70% for the three and six months ended June 30, 2010 to 66% and 67% for the three and six months ended June 30, 2011, respectively.  The decrease in gross margin percentage during the three and six months ended June 30, 2011 resulted from the increase in the amortization of developed technology resulting from our recent acquisitions and from the increase in the cost of non recurring revenues as a percentage of total revenues, which was due to the increase in the net deferral of professional services revenue related to term license implementations.  During the three and six months ended June 30, 2011 we experienced an increase in the net deferral of professional services revenue related to term license implementations due to relatively more projects in the implementation phase as a result of strong bookings in the latter half of 2010.

Cost of Recurring Revenues

	Three Months Ended June 30			Six Months Ended June 30
	2011	2010	Change	2011	2010	Change

Cost of recurring revenues (in thousands)	$15,103	$12,730	$2,373	$29,891	$25,157	$4,734
Percent of total recurring revenue	21%	21%		22%	21%

Cost of recurring revenues consists of the direct costs related to providing and supporting our outsourced services, providing technical support services under maintenance and term license agreements and other services for recurring revenues, and royalties paid to third party vendors.

Cost of recurring revenues fluctuated due to the following (in thousands):

	Change From	Change From
	2010 to 2011	2010 to 2011
	QTD	YTD

Increased allocation-in of facility and infrastructure expenses	$1,320	$2,306
Increased payroll and related costs	508	1,508
Increased outside services	190	230
Increased travel and entertainment	131	324
Various other items	224	366
Total change	$2,373	$4,734

The overall increase in absolute dollars for the three and six months ended June 30, 2011 was due primarily to increases in payroll and related costs, and the allocation-in of facility and infrastructure expenses. The increase in payroll and related costs resulted from salary increases and additional headcount which enables us to deliver the technical support services we provide to our growing number of clients in their day-to-day use of our software. Headcount increased from 284 at June 30, 2010 to 350 (33 heads from Black Diamond) at June 30, 2011. We allocate facility and infrastructure expenses based on headcount and consistent with the increase in departmental headcount, we allocated more of these costs to our recurring revenue department. The increase in outside services reflects more activity and utilization during the three and six months ended June 30, 2011. Additionally, the increase in travel and entertainment costs for the three and six months ended June 30, 2011 resulted from increased international travel associated with providing technical support services.

Compared to the second quarter of 2011, we expect the cost of recurring revenues to increase in dollar amount in the third quarter of 2011 due to a full quarter of expense from our Black Diamond business which we acquired in June 2011.

Cost of Non-Recurring Revenues

	Three Months Ended June 30			Six Months Ended June 30
	2011	2010	Change	2011	2010	Change

Cost of non-recurring (in thousands)	$9,911	$6,374	$3,537	$17,150	$13,031	$4,119
Percent of total non-recurring revenues	115%	84%		103%	92%

Cost of non-recurring revenues consists of expenses associated with perpetual license fees and professional services. Costs associated with perpetual license fees consists primarily of royalties and other fees paid to third parties, the fixed direct labor and third party costs involved in producing and distributing our software, and cost of product media including duplication, manuals and packaging materials. Costs associated with professional services and other revenue consists primarily of personnel related costs associated with the professional services organization in providing consulting, custom report writing and conversions of data from clients’ previous systems. Also included are direct costs associated with third-party consultants. Additionally, we defer revenues and direct costs associated with services performed on term license implementations until the project is substantially complete. Indirect costs such as management and other overhead expenses are recognized in the period in which they are incurred.

Cost of non-recurring revenues fluctuated due to the following (in thousands):

	Change From	Change From
	2010 to 2011	2010 to 2011
	QTD	YTD

Increased outside contractors	$1,365	$2,417
Increased payroll and related costs	1,778	2,208
Increased allocation-in of facility and infrastructure expenses	559	916
Increased travel and entertainment	252	485
Increased service cost deferral related to term implementations	(840)	(2,302)
Various other items	423	395
Total change	$3,537	$4,119

The increases in absolute dollars and as a percent of total non-recurring revenues for the three and six months ended June 30, 2011 reflects increases in outside contractors expense, payroll and related expenses, and to a lesser extent travel expenses resulting from an increase in demand for consulting services. We increased our utilization of third-party contractors during the first six months of 2011 which contributed to the increase in outside contractors expense. Additionally, we increased headcount in our client services and consulting group to 129 (7 and 1 heads from Syncova and Black Diamond, respectively) at June 30, 2011 from 104 at June 30, 2010 which increased payroll and related expenses. We allocate facility and infrastructure expenses based on headcount and consistent with the increase in departmental headcount, we allocated more of these costs to our professional services and other department.

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

The impact of our term license implementations on the recognition of professional services costs for the three and six months ended June 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended June 30			Six Months Ended June 30
	2011	2010	Change	2011	2010	Change
Net deferral of professional services costs related to term license implementations	$(1,098)	$(258)	$(840)	$(2,504)	$(202)	$(2,302)

During the three and six months ended June 30, 2011, we returned to our prior trend of deferring costs, as the cost deferred from projects being implemented exceeded the costs recognized from completed implementations. The increase in the net deferral for the three and six months ended June 30, 2011 was primarily due to relatively more projects in the implementation phase as a result of strong bookings in the latter half of 2010.

Compared to the second quarter of 2011, we expect the cost of non-recurring revenues to increase in dollar amount in the third quarter of 2011 due to higher conference costs as we will hold our annual Advent client conference and increased payroll costs as we have increased our professional services headcount to support on-going revenue growth.

Amortization of Developed Technology

	Three Months Ended June 30			Six Months Ended June 30
	2011	2010	Change	2011	2010	Change
Amortization of developed technology (in thousands)	$2,161	$1,683	$478	$3,677	$3,199	$478
Percent of total net revenues	3%	2%		2%	2%

Amortization of developed technology represents amortization of acquisition-related intangibles, and amortization of capitalized software development costs previously capitalized under ASC 985. The increase during the three and six months ended June 30, 2011 resulted from additional amortization from technology related intangible assets associated with Goya AS, Syncova and Black Diamond which we acquired in March 2010, February 2011 and May 2011, respectively, and additional amortization from software development costs capitalized during 2010 and the first six months of 2011, which were partially offset by decreased amortization from other developed technology assets that fully amortized during 2010 and the first six months of 2011.

Compared to the second quarter of 2011, we expect amortization of developed technology to increase by $0.4 million in the third quarter of 2011, primarily due to a full quarter of Black Diamond technology assets which we acquired in June 2011.

OPERATING EXPENSES

Sales and Marketing

	Three Months Ended June 30			Six Months Ended June 30
	2011	2010	Change	2011	2010	Change

Sales and marketing (in thousands)	$18,683	$17,048	$1,635	$36,867	$33,908	$2,959
Percent of total net revenues	23%	25%		24%	25%

Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars.

Sales and marketing expense fluctuated due to the following (in thousands):

	Change From	Change From
	2010 to 2011	2010 to 2011
	QTD	YTD

Increased payroll and related costs	$1,227	$2,234
Increased marketing	368	679
Various other items	40	46
Total change	$1,635	$2,959

The increase in sales and marketing expenses for the three and six months ended June 30, 2011 reflects the growth of our sales and marketing efforts during the first six months of 2011. The increase in payroll and related costs was due principally to headcount growth to 228 at June 30, 2011 from 199 at June 30, 2010. The increase in marketing expenses reflects more activity by our marketing personnel during the first six months of 2011.

Compared to the second quarter of 2011, we expect sales and marketing expenses to increase in dollar amount in the third quarter of 2011 due to a full quarter of expense from our Black Diamond business which we acquired in June 2011.

Product Development

	Three Months Ended June 30			Six Months Ended June 30
	2011	2010	Change	2011	2010	Change

Product development (in thousands)	$14,467	$13,107	$1,360	$27,109	$25,168	$1,941
Percent of total net revenues	18%	19%		17%	19%

Product development expenses consist primarily of salary and benefits for our development staff as well as contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services.

Product development expenses fluctuated due to the following (in thousands):

	Change From	Change From
	2010 to 2011	2010 to 2011
	QTD	YTD

Increased payroll and related costs	$893	$1,644
Increased allocation-in of facility and infrastructure expenses	424	718
Increased capitalization of product development	(64)	(480)
Various other items	107	59
Total change	$1,360	$1,941

The increase in total product development expenses for the three and six months ended June 30, 2011 was primarily due to an increase in payroll and related costs resulting from increases in headcount to help us continue the enhancement of our existing product suite including new versions of Geneva, APX, Moxy, Advent Rules Manager, Advent Revenue Center, Partner and Tamale RMS. Headcount increased to 304 (11 and 8 heads from Black Diamond and Syncova, respectively) at June 30, 2011 from 279 at June 30, 2010. We allocate facility and infrastructure expenses based on headcount and consistent with the increase in departmental headcount, we allocated more of these costs to our product development department. The fluctuation in the capitalization of our product development costs is attributable to timing of product releases during the three and six months ended June 30, 2011 as we capitalized $0.3 million and $2.0 million, respectively, primarily associated with Geneva 8.5, APX 4.0, Revenue Center 3.2, Moxy 7.1 and Moxy 7.2, as compared to $0.2 million and $1.5 million of costs associated in the comparable periods of 2010 primarily associated with Geneva 8.0, Axys 3.8, APX 3.0, Moxy 7.0 and Revenue Center 3.1.

General and Administrative

	Three Months Ended June 30			Six Months Ended June 30
	2011	2010	Change	2011	2010	Change

General and administrative (in thousands)	$8,745	$9,872	$(1,127)	$17,829	$19,423	$(1,594)
Percent of total net revenues	11%	14%		11%	14%

General and administrative expenses consist primarily of personnel costs for information technology, finance, administration, human resources, operations and general management, as well as legal and accounting expenses.

General and administrative expenses fluctuated due to the following (in thousands):

	Change From	Change From
	2010 to 2011	2010 to 2011
	QTD	YTD

Increased allocation-out of facility and infrastructure expenses	$(2,353)	$(3,819)
Increased legal and professional	418	1,029
Increased payroll and related costs	709	1,097
Various other items	99	99
Total change	$(1,127)	$(1,594)

The decrease in total general and administrative expenses in absolute dollars and as a percentage of revenue during the three and six months ended June 30, 2011 was primarily due to the increase in the allocation-out of corporate expenses to other departments. Corporate expenses, such as facility and information costs, are initially recognized in our general and administrative department and then allocated out to other departments based on headcount. As our facility costs increased and headcount in our other departments grew at a higher rate than our general and administrative department, we allocated-out more facility and information technology costs resulting in less general and administrative expense during the three and six months ended June 30, 2011 when compared to the same periods in 2010.

Payroll and other related costs increased during the three and six months ended June 30, 2011 as a result of higher salary expense and payroll taxes due to additional headcount and annual merit increases and lower capitalization of payroll costs associated with our internally developed software projects. In addition, we experienced an increase in legal and professional fees related to the acquisitions of Syncova and Black Diamond, which we acquired in February 2011 and June 2011, respectively.

Compared to the second quarter of 2011, we expect general and administrative expenses to increase in dollar amount in the third quarter of 2011, primarily due to a full quarter of expense from our Black Diamond business which we acquired in June 2011.

Amortization of Other Intangibles

	Three Months Ended June 30			Six Months Ended June 30
	2011	2010	Change	2011	2010	Change
Amortization of other intangibles (in thousands)	$571	$331	$240	$891	$646	$245
Percent of total net revenues	1%	0%		1%	0%

Amortization of other intangibles represents amortization of non-technology related intangible assets. The increase during the three and six months ended June 30, 2011 is a result of increased amortization from intangible assets associated with Goya AS, Syncova and Black Diamond which we acquired in March 2010, February 2011 and May 2011, respectively. The increase was partially offset by the decrease in amortization due to the customer list from East Circle Solutions, Inc. which we acquired in December 2006, becoming fully amortized in November 2010 and the non-compete agreement from Tamale Software, Inc., which we acquired in October 2008, becoming fully amortized in September 2010.

Compared to the second quarter of 2011, we expect amortization of other intangibles to increase by approximately $0.4 million in the third quarter of 2011, primarily due to a full quarter of amortization of Black Diamond other intangibles which we acquired in June 2011.

Restructuring Charges

	Three Months Ended June 30			Six Months Ended June 30
	2011	2010	Change	2011	2010	Change

Restructuring charges (in thousands)	$48	$555	$(507)	$74	$584	$(510)
Percent of total net revenues	0%	1%		0%	0%

During the six months ended June 30, 2011, Advent recorded a restructuring charge of $74,000 which primarily related to the present value amortization of facility exit obligations, partially offset by adjustments to other facility exit assumptions. During the six months ended June 30, 2010, Advent recorded a restructuring charge of $0.6 million which primarily related to facility and exit costs associated with the relocation of its facilities in New York City in the second quarter of 2010.

For additional analysis of the components of the payments and charges made against the restructuring accrual during the first half of 2011, see Note 13, “Restructuring Charges” to our condensed consolidated financial statements.

Interest and Other Income (Expense), Net

	Three Months Ended June 30			Six Months Ended June 30
	2011	2010	Change	2011	2010	Change
Interest and other income (expense), net (in thousands)	$(53)	$(229)	$176	$(22)	$(935)	$913
Percent of total net revenues	0%	0%		0%	-1%

Interest and other income (expense), net consists of interest expense and income, realized gains and losses on investments and foreign currency gains and losses.

Interest and other income (expense), net fluctuated due to the following (in thousands):

	Change From	Change From
	2010 to 2011	2010 to 2011
	QTD	YTD

Decreased foreign exchange losses	$163	853
Increased interest income	13	2
Various other items	—	58
Total change	$176	$913

Foreign exchange losses decreased during the three and six months ending June 30, 2011. During the three and six months ended June 30, 2010, we incurred more significant foreign exchange losses as the US dollar strengthened against the Pound Sterling, Euro and other foreign currencies in the first half of 2010.

The slight increase in interest income for the three and six months ended June 30, 2011 were attributable to higher interest rates on certain investments during 2011, despite an overall decrease in our cash and marketable securities balances.

Provision for Income Taxes

	Three Months Ended June 30			Six Months Ended June 30
	2011	2010	Change	2011	2010	Change
Provision for income taxes (in thousands)	$3,259	$2,496	$763	$6,913	$4,819	$2,094
Effective tax rate	32%	34%		32%	35%

The decrease in the effective tax rate during the first half of 2011 compared to the first half of 2010 primarily reflects the availability of the federal Credit for Increasing Research Activities in the first half of 2011 as this credit was not available in the first half of 2010.

We currently expect our annual effective tax rate for 2011 to be between 30% and 35%.

Discontinued Operation

	Three Months Ended June 30			Six Months Ended June 30
(in thousands)	2011	2010	Change	2011	2010	Change

Net revenues	$—	$—	$—	$—	$—	$—

Income (loss) from operation of discontinued operation applicable taxes of $(16), $(17), $49 and $(30) respectively)	$(24)	$(27)	$3	$75	$(45)	$120

Gain (loss) on disposal of discontinued operation (net of taxes of $0, $0, $1,279 and $(20), respectively)	—	—	—	1,725	(30)	1,755
Net income (loss) from discontinued operation	$(24)	$(27)	$3	$1,800	$(75)	$1,875

In connection with the sale of our MicroEdge subsidiary in the fourth quarter of 2009, $3.0 million of the proceeds had been placed in escrow. As this $3.0 million was released from escrow and received by the Company in March 2011, our discontinued operation recorded a gain of $1.7 million in “net income from discontinued operation, net of applicable taxes” in the first half of 2011.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of our cash, cash equivalents and marketable securities (in thousands):

	June 30	December 31
	2011	2010

Cash and cash equivalents	$41,457	$81,948
Short-term marketable securities	$37,078	$70,075

Cash and cash equivalents, and marketable securities primarily consist of money market mutual funds, US government and US Government Sponsored Entities (GSE’s) and high credit quality corporate debt securities. Cash and cash equivalents are comprised of highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase. Our short-term and long-term marketable securities are classified as available-for-sale, with long-term investments having a maturity date greater than one year from the end of the period. The total decrease of $73.4 million in cash, cash equivalents and marketable securities from December 31, 2010 to June 30, 2011 was primarily due to the cash paid to acquire Syncova and Black Diamond of $24.6 million and $72.4 million, respectively, and cash used to repurchase common stock of $10.2 million, partially offset by the generation of operating cash flow of $31.8 million.

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Six Months Ended June 30
	2011	2010

Net cash provided by operating activities from continuing operations	$31,814	$30,311
Net cash used in investing activities from continuing operations	$(71,121)	$(16,078)
Net cash used in financing activities from continuing operations	$(4,423)	$(29,127)
Net cash used in operating activities from discontinued operation	$(26)	$(296)
Net cash provided by investing activities from discontinued operation	$3,004	$—

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

Our cash provided by operating activities from continuing operations of $31.8 million for the six months ended June 30, 2011 was primarily the result of our net income plus non-cash charges including stock-based compensation, and depreciation and amortization. Cash flows resulting from changes in assets and liabilities include an increase in accounts receivable and deferred revenue and a decrease in accrued liabilities. Days’ sales outstanding were 60 and 64 days during the first and second quarters of 2011, respectively, compared to 62 and 57 days in the first and second quarters of 2010. The increase in deferred revenue reflected additional billings associated with recent bookings, maintenance renewals and the deferral of professional services revenue. The decrease in accrued liabilities reflected cash payments of fiscal 2010 liabilities including year-end bonuses, commissions, and payroll taxes. Other changes in assets and liabilities included an increase in accounts payable and prepaid and other assets.

Our cash provided by operating activities from continuing operations of $30.3 million for the six months ended June 30, 2010 was primarily the result of our net income and non-cash charges including stock-based compensation and depreciation and amortization. Cash inflows resulting from changes in assets and liabilities included decreases in prepaid and other assets, and increases in accounts payable and income taxes payable. The decrease in prepaid and other assets reflects the payment received on our tenant improvement allowance from our Grace Building landlord. Cash outflows resulting from changes in assets and liabilities included an increase in accounts receivable and decrease in accrued liabilities. Several customer receivables due in the second quarter of 2010 were not collected until July 2010 resulting in the increase in accounts receivable at June 30, 2010 compared to December 31, 2009. The decrease in accrued liabilities reflected cash payments of fiscal 2009 liabilities including year-end bonuses, commissions, and payroll taxes.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, new bookings that increase deferred revenues, collection of accounts receivable, and timing of billings and payments. We also expect that cash provided by operating activities will be between $81 million and $85 million during fiscal year 2011.

Cash Flows from Investing Activities for Continuing Operations

Net cash used in investing activities from continuing operations of $71.1 million for the six months ended June 30, 2011 reflects net cash used of $24.6 million related to the acquisition of Syncova Solutions, Ltd, $72.4 million related to the acquisition of Black Diamond, purchases of marketable securities of $28.6 million, capital expenditures of $4.5 million primarily related to computer equipment purchases and capitalized software development costs of $1.9 million. These expenditures were offset by proceeds received from the sale and maturity of marketable securities of $60.9 million.

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

Cash Flows from Financing Activities for Continuing Operations

Net cash used in financing activities from continuing operations for the six months ended June 30, 2011 of $4.4 million reflects the repurchase of 0.4 million shares of our common stock for $10.2 million and payments totaling $4.8 million to satisfy withholding taxes on equity awards that are net share settled. This was partially offset by cash received from the exercise of employee stock options of $4.6 million,  proceeds from the issuance of common stock under the employee stock purchase plan of $3.1 million and tax benefits relating to excess stock-based compensation deductions of $2.8 million, which represents the reduction in income taxes payable resulting from tax deductions from stock-based compensation.

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

Cash Flows from Operating Activities for Discontinued Operation

Our cash used in operating activities from discontinued operation of $26,000 for the six months ended June 30, 2011 was primarily the result of our net income from discontinued operation, partially offset by the gain of $3.0 million from the release of funds held in escrow in connection with the sale of MicroEdge on October 1, 2009. Other changes in assets and liabilities include an increase in income taxes payable.

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

Cash Flows from Investing Activities for Discontinued Operation

Net cash provided by investing activities from discontinued operation of $3.0 million for the six months ended June 30, 2011 reflects cash received from the release of proceeds held in escrow in connection with the sale of MicroEdge on October 1, 2009.

Working Capital

At June 30, 2011, we had negative working capital of $(25.8) million, compared to working capital of $45.8 million at December 31, 2010. The decrease in our working capital at June 30, 2011 is primarily due to the cash paid to acquire Syncova and Black Diamond of $24.6 million and $72.4 million, respectively, and cash used to repurchase common stock of $10.2 million, partially offset by the generation of operating cash flow of $31.8 million. Our working capital at December 31, 2010 was primarily due to the generation of annual operating cash flow of $76.2 million, and the shift of $28.5 million of marketable securities from long-term to short-term, partially offset by common stock repurchases of $35.9 million, capital expenditures of $17.4 million, and cash paid to acquire Goya AS of $4.7 million. Excluding deferred revenues and deferred taxes, we had working capital of $117.1 million at June 30, 2011, compared to $177.3 million at December 31, 2010.

We believe our existing cash, cash equivalents, short-term marketable securities, together with cash expected to be generated from operations, will be sufficient to fund our operating activities, anticipated capital expenditures and authorized stock repurchases.

Common Stock Repurchases

On October 30, 2008, our Board authorized the repurchase of up to 6.0 million shares of the Company’s common stock. In May 2010, Advent’s Board authorized the repurchase of up to an additional 2.0 million shares of the Company’s common stock. The following table provides a summary of the quarterly repurchase activity during the six months ended June 30, 2011 under the stock repurchase program approved by the Board in October 2008 and May 2010 (in thousands, except per share data):

	Total		Average
	Number		Price
	of Shares		Paid
	Purchased	Cost	Per Share

Q1 2011	—	$—	$—
Q2 2011	382	10,163	26.58
Total	382	$10,163	$26.58

At June 30, 2011, there remained approximately 1.9 million shares authorized by the Board for repurchase.

Off-Balance Sheet Arrangements and Contractual Obligations

The following table summarizes our contractual cash obligations, excluding cash obligations for our MicroEdge discontinued operation, as of June 30, 2011 (in thousands):

	Six
	Months Ended
	December 31	Years Ended December 31
	2011	2012	2013	2014	2015	Thereafter	Total
Operating lease obligations, net of sub-lease income	$4,977	$8,540	$7,912	$8,203	$8,173	$28,190	$65,995

As of June 30, 2011, MicroEdge had gross operating lease commitments totaling $8.9 million, less sublease income of $3.1 million, which are not reflected in the above table. On October 1, 2009, we completed the sale of our MicroEdge subsidiary. In connection with the sale of MicroEdge, the Company entered into a sublease agreement with Microedge LLC, whereby Microedge LLC will sub-lease approximately 24,000 square feet of office space located at 619 West 54th Street in New York, New York from the Company. Microedge LLC will sub-lease the premises through the end of the lease term in 2018, with an option to terminate early. The sub-lease agreement became effective upon the close of sale of MicroEdge on October 1, 2009. With the exception of the MicroEdge facilities in New York City, the leases related to MicroEdge have been transferred to the Purchaser.

At June 30, 2011 and December 31, 2010, we had a gross liability of $10.3 million and $9.5 million for uncertain tax positions. Since almost all of this liability relates to reserves against deferred tax assets that we do not expect to utilize in the short term, we cannot estimate the timing of potential future cash settlements and have not included any estimates in the table of contractual cash obligations above. Additionally, our cash payments for federal income taxes will remain nominal through 2012 as we have significant net operating losses and tax credit carryforwards to utilize.

At June 30, 2011 and December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We expect that for the next year, our operating expenses will continue to constitute a significant use of cash flow. In addition, we may use cash to fund other acquisitions, repurchase additional common stock, or invest in other businesses, when opportunities arise. Based upon the predominance of our revenues from recurring sources, bookings performance and current expectations, we believe that our cash and cash equivalents, short term marketable securities and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases and financing activities for the next year.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Since the acquisitions of Advent Denmark, Advent Norway, Advent Sweden, Advent Netherlands, Goya AS, Syncova Solutions, Ltd. and Advent Europe’s remaining distributors in the United Kingdom and Switzerland, and the opening of offices in Hong Kong, China and Singapore, whose service and certain license revenues and capital spending are transacted in local country currencies, we have greater exposure to foreign currency fluctuations. As of June 30, 2011, approximately $71.8 million of goodwill and intangible assets from the acquisition of these entities are denominated in foreign currency. Therefore, a hypothetical change of 10% could increase or decrease our assets and equity by approximately $7 million. Additionally, as of June 30, 2011, approximately $9 million of monetary assets and liabilities are denominated in foreign currency. Therefore, a hypothetical change of 10% would cause the revaluation of these amounts resulting in a gain or loss of approximately $0.9 million on our condensed consolidated results of operations.

We maintain an investment portfolio of various holdings, types, and maturities. Our interest rate risk relates primarily to our investment portfolio, which consisted of $78.5 million in cash and cash equivalents, and marketable securities as of June 30, 2011. Our marketable securities are generally classified as available-for-sale and, consequently, are recorded on our condensed consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income.

Fluctuations in interest rates have a direct impact on the fair value of our investment portfolio. As interest rates increase, the fair value of our investment portfolio decreases, and conversely, as interest rates decrease, the fair value of our investment portfolio increases. We do not currently hedge these interest rate exposures.

The following table presents hypothetical changes in fair value of our US government and corporate debt securities of $37.0 million at June 30, 2011. For June 30, 2011, the market changes reflect an immediate hypothetical parallel shifts in the yield curve of plus or minus 25 basis points (“BPS”), 50 BPS and 100 BPS. For balances at June 30, 2011, the hypothetical fair values were as follows (in millions, except percentages):

	Decrease in Interest Rates			Increase in Interest Rates
	-100 Basis Points	-50 Basis Points	-25 Basis Points	25 Basis Points	50 Basis Points	100 Basis Points
Total Fair Value	$37.2	$37.1	$37.0	$36.9	$36.9	$36.8
% Change in Fair Value	0.55%	0.28%	0.14%	-0.14%	-0.28%	-0.55%

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

Our investments in privately held companies are assessed for impairment when a review of the investee’s operations indicates that a decline in value of the investment is other-than-temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. Impaired investments in privately held companies are written down to estimated fair value. We estimate fair value using a variety of valuation methodologies. Such methodologies include comparing the private company with publicly traded companies in similar lines of business, applying revenue and price/earnings multiples to estimated future operating results for the private company and estimating discounted cash flows for that company. We could lose our entire investment in these companies. At June 30, 2011 and December 31, 2010, our net investment in a privately-held company totaled $0.5 million.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(f) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective as of June 30, 2011 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to Advent’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting which were identified in connection with the evaluation required by Rule 13a-15(e) of the Exchange Act that occurred during the second quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, Advent’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

On March 8, 2005, certain of the former shareholders of Kinexus Corporation and the shareholders’ representative filed suit against Advent in the Delaware Chancery Court. The complaint alleges that Advent breached the Agreement and Plan of Merger dated as of December 31, 2001 pursuant to which Advent acquired all of the outstanding shares of Kinexus due principally to the fact that no amount was paid by Advent on an earn-out of up to $115 million. The earn-out, which was payable in cash or stock at the election of Advent, was based upon Kinexus meeting certain revenue targets in both 2002 and 2003. The complaint seeks unspecified compensatory damages, an accounting and restitution for unjust enrichment. Advent advised the shareholders’ representative in January 2003 that the earn-out terms had not been met in 2002 and accordingly no earn-out was payable for 2002 and would not be payable for 2003. Advent’s motion to dismiss the case for plaintiff’s failure to prosecute in a timely manner was denied by the Court on June 30, 2011 and discovery in the case is continuing. Advent disputes the plaintiffs’ claim and believes that it has meritorious defenses and intends to vigorously defend this action. Management believes that any potential loss associated with this litigation is neither probable nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

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

Total recurring revenues, which we define as term license, maintenance from term and perpetual arrangements, other recurring revenue and Asset Under Administration (AUA) fees for certain perpetual arrangements, represented 89%, 89% and 88% of total net revenues during the first half of 2011, fiscal 2010 and 2009, respectively. We expect to continue to derive a significant portion of our revenue from our clients’ renewal of term license, perpetual maintenance and other recurring contracts and such renewals are critical to our future success. Some factors that may affect the renewal rate of our contracts include:

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

Most of our perpetual license customers have historically renewed their annual maintenance although our customers have no obligation to renew such maintenance after the first year of their license agreements and our perpetual license maintenance revenues have trended down in the last 18 months and decreased 4% in the second quarter of 2011 compared to the second quarter of 2010. In addition, market downturns, such as the downturn beginning in the fall of 2008, and other factors have caused, and may in the future cause, some clients not to renew their maintenance or reduce their level of maintenance, which adversely affects our renewal rates and revenue from these customers. Our renewal rates are based on cash collections and are disclosed one quarter in arrears. Our reported renewal rates may fluctuate.  For example, our renewal rates for our quarterly periods of 2009 and first three quarters of 2010 were below the levels we disclosed for our corresponding quarterly periods of 2008, while the rates for all four quarters of 2010 exceeded the previous corresponding 2009 periods. The decreases in renewal rates reflect reduced maintenance expenditures, customer attrition, and reductions in products licensed or number of users by clients, as well as from slower payments received from renewal clients.

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

As a result of a lengthy and unpredictable sales cycle, we have limited ability to forecast the timing and amount of specific perpetual license sales, or term license and Advent OnDemand sales which we report quarterly as annual contract value (ACV) bookings. The timing of large individual license sales is especially difficult to forecast, and we may not be successful in closing large license transactions on a timely basis or at all. Customers may postpone their purchases of our existing products or product enhancements in advance of the anticipated introduction of new products or product enhancements by us or our competitors. Accordingly, our level of ACV bookings in any particular period is subject to significant fluctuation. For example, during 2010, our ACV bookings increased by 25% compared to 2009, while during the first half of 2011, our ACV bookings decreased by 15%, compared to the first half of 2010.

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

During the first half of 2011 and fiscal years 2010 and 2009, we recognized 89%, 89% and 88%, respectively, of total net revenues from recurring sources. We generally recognize revenue from these sources ratably over the terms of these agreements, which typically range from one to three years. As a result, almost all of our revenues in any quarter are generated from contracts entered into during previous periods.

Consequently, a significant decline in new business generated in any quarter may not materially affect our results of operations in that quarter but will have an impact on our revenue growth rate in future quarters. We also experience fluctuations and seasonality in our new business generated each quarter.  For example, while ACV bookings in the second quarter of 2011 increased by 1% compared to ACV bookings in the comparable 2010 period and increased by 28% compared to the first quarter of 2011, they decreased 15% in the first half of 2011 compared to the first half of 2010. Additionally, a decline in renewals of term agreements, maintenance or data and other subscription contracts during a quarter will not be fully reflected in our financial performance in that quarter. For example, because we recognize revenue ratably, the non-renewal of term agreements or maintenance contracts late in a quarter may have very little impact on revenue for that quarter, but will reduce revenue in future quarters. In addition, we may be unable to adjust our costs in response to reduced revenue.

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

The market for our products is characterized by rapid technological change, changes in customer demands, evolving industry standards and new regulatory requirements. New products based on recent technologies or new industry standards can render existing products obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop new products or product enhancements that address the future needs of our target markets and respond to their changing standards and practices. We continue to release numerous products and product upgrades and we believe our future success depends on continuing such releases. Additionally, in October 2008, we acquired Tamale Software which enables us to offer a new product in the nascent research management field and in March 2010, Advent Norway AS acquired Goya AS to allow us to provide transfer agency-related solutions to mutual fund managers and mutual fund distributors. In addition, in February 2011, Advent Software, Inc. acquired Syncova Solutions, Ltd., a United Kingdom-based company that provides margin management and debt finance reconciliation and optimization software and in June 2011, we acquired Black Diamond, a Florida-based company that provides a web-based, outsourced portfolio management and reporting platforms for investment advisors. However, it is too early to know whether these products will meet anticipated sales or will be broadly accepted in the market, that a market will develop as expected for these new products or that we will continue to introduce more products.

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

Revenues from recurring sources have grown from 88% in 2009, to 89% in 2010 and 89% in the first half of 2011, respectively. During the first half of 2011 term license revenues comprised approximately 46% of recurring revenues as compared to approximately 44% and 44% in fiscal 2010 and 2009, respectively. Term license contracts are comprised of both software licenses and maintenance services. Individual perpetual software licenses vary significantly in value, and the value and timing of these transactions can therefore cause our quarterly perpetual license revenues to fluctuate. As we continue to sign term license agreements for new customers, grow our subscription, data management and outsourced services revenues, and our customers renew their perpetual maintenance, we expect our revenue from recurring sources to continue to increase slightly as a percent of net revenues.

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

Our outsourcing, web-based and data integration services are subject to risks that may harm our business.

Our clients rely on our outsourcing, web-based and data services to meet their operational needs, including account aggregation and reconciliation.  Because our services are complex, we utilize third party data and other vendors, and our clients use our services in a variety of ways, our services may have undetected errors or defects, service disruptions, delays, or incomplete or incorrect data that could result in unanticipated downtime for our customers, failure to meet service levels and service disruptions. In addition, our security measures could be breached or unauthorized access to our information or our customers’ information could occur. Such potential errors, defects, delays, disruptions or other performance problems may damage our clients’ business, harm our reputation, result in losing future sales, cause clients to withhold payment or terminate or not renew their agreements with us, and subject us to litigation and other possible liabilities.

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

We market and sell our products in the United States and, to a growing extent, internationally. From 2001 through 2005, we acquired the subsidiaries of our independent distributor. In addition, we have begun to expand our sales in relatively new jurisdictions for us, such as the Middle East, Eastern Europe, and Asia. In 2006, we opened a branch office of Advent Europe Ltd. in the United Arab Emirates, and we established Advent Software (Asia) Ltd., a subsidiary of Advent Software, Inc., in Hong Kong in 2008. In addition, we established a subsidiary of Advent Software (Asia), Ltd. in Beijing, China in 2009 and established Advent Software Singapore Pte. Ltd., a subsidiary of Advent Software, Inc. in April 2010. In March 2010, our wholly-owned Norwegian subsidiary, Advent Norway AS, acquired the entire share capital of Goya AS, a Norwegian software company that provides transfer agency-related solutions to mutual fund managers and mutual fund distributors. In addition, in February 2011, Advent Software, Inc. acquired Syncova Solutions, Ltd., a United Kingdom-based company that provides margin management and debt finance reconciliation and optimization software.

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

•      Sovereign debt issues;

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

Periodically we seek to grow through the acquisition of additional complementary businesses. In October 2008, we completed the acquisition of Tamale Software, Inc., which provides research management software. More recently in March 2010, our wholly-owned Norwegian subsidiary, Advent Norway AS, acquired the entire share capital of Goya AS, a Norwegian software company that provides transfer agency-related solutions to mutual fund managers and mutual fund distributors. In addition, in February 2011, Advent Software, Inc. acquired Syncova Solutions, Ltd., a United Kingdom-based company that provides margin management and debt finance reconciliation and optimization software and in June 2011, Advent Software, Inc. acquired Black Diamond, a Florida-based company that provides web-based, outsourced portfolio management and reporting platforms for independent advisors.

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

Our cash equivalent and short-term investment portfolio as of June 30, 2011 and December 31, 2010 consisted of US government and commercial debt securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of adverse financial market conditions, investments in some financial instruments may pose risks arising from recent market liquidity and credit concerns. As of June 30, 2011 and December 31, 2010, we had no impairment charges associated with our short-term investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain materially unimpaired. In addition, the decrease in interest rates has materially decreased the interest income we receive on our investments.

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

In addition to the recent severe market conditions, other catastrophic events such as abrupt political change, terrorist acts, conflicts or wars may cause damage or disruption to the economy, financial markets and our customers. The potential for future attacks, the national and international responses to attacks or perceived threats to national security and other actual or potential conflicts, wars or political unrest, which has occurred recently in the Middle East, Egypt, Libya, Tunisia and Norway, have created many economic and political uncertainties. Although it is impossible to predict the occurrences or consequences of any such events, they could unsettle the financial markets or result in a decline in information technology spending, which could have a material adverse effect on our revenues.

Undetected errors or failures found in new products and services may result in loss of or delay in market acceptance of our products and services that could seriously harm our business.

Our products and services may contain undetected errors or scalability limitations at any point in their lives, but particularly when first introduced or as new versions are released. We frequently release new versions of our products, such as, during 2010, when we released new versions of Axys, Geneva, APX and Tamale RMS. Despite testing by us and by current and potential customers, errors may not be found in new products and services until after commencement of commercial shipments or use, resulting in a loss of or a delay in market acceptance, damage to our reputation, customer dissatisfaction and reductions in revenues and margins, any of which could seriously harm our business. Additionally, our agreements with customers that attempt to limit our exposure to liability claims may not be enforceable in jurisdictions where we operate, particularly as we expand into new international markets.

Two of our principal stockholders have an influence over our business affairs and may make business decisions with which you disagree and which may adversely affect the value of your investment.

Our Chief Executive Officer and the Chairman of our board of directors own or control, indirectly or directly, a substantial number of shares of our common stock (approximately 7% and 30%, respectively, as of July 31, 2011). As a result, if these parties were to act together, they would have the ability to exert significant influence on matters submitted to our stockholders for approval, such as the election or removal of directors, amendments to our certificate of incorporation or the approval of a business combination. These actions may be taken even if they are opposed by other stockholders or it may be difficult to approve these actions without their consent. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

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

We are a US-based multinational company subject to tax in multiple US and foreign tax jurisdictions. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in, or interpretation of, tax rules and regulations in the jurisdictions in which we do business, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, by lapses of the availability of the US research and development tax credit, or by changes in the valuation of our deferred tax assets and liabilities.

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

On October 30, 2008, Advent’s Board authorized the repurchase of up to 6.0 million shares of the Company’s outstanding common stock. In May 2010, Advent’s Board authorized the repurchase of up to an additional 2.0 million shares of the Company’s common stock. During the second quarter of 2011, the Company repurchased 0.4 million shares of its common stock for an average price per share of $26.58. At June 30, 2011, there remained approximately 1.9 million shares authorized by the Board for repurchase. The following table provides a month-to-month summary of the repurchase activity under the stock repurchase program approved by the Board in October 2008 and May 2010 during the three months ended June 30, 2011:

			Maximum
	Total	Average	Number of Shares That
	Number	Price	May Yet Be Purchased
	of Shares	Paid	Under Our Share
	Purchased	Per Share	Repurchase Programs
		(shares in thousands)

April 2011	—	$—	2,288
May 2011	98	$26.78	2,189
June 2011	284	$26.50	1,905

Total	382	$26.58	1,905

We withheld shares through net share settlements during the three months ended June 30, 2011. The following table provides a month-to-month summary of the purchase activity upon the employee vesting of restricted stock units and the exercise of stock-settled stock appreciation rights under our equity compensation plan to satisfy tax and exercise withholding obligations during the three months ended June 30, 2011 (in thousands, except per share data):

	Total		Maximum Number
	Number	Average	of Shares that May
	of Shares	Price Per	Yet Be Purchased
Month	Purchased (1)	Share	Under the Plan

April	3	$27.82	—
May	71	$26.93	—
June	6	$26.49	—

Total	80	$26.93	—

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

101

The following materials from the Advent Software, Inc. Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVENT SOFTWARE, INC.

Dated: August 9, 2011	By:	/s/ James S. Cox
James S. Cox
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)