Form 10-Q
period 2011-09-30
ADVENT SOFTWARE INC /DE/
filed 2011-11-08
CIK 1002225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2011

or

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

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2011 was 50,800,402.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30	December 31
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$36,331	$81,948
Short-term marketable securities	20,615	70,075
Accounts receivable, net	56,668	49,960
Deferred taxes, current	16,436	16,358
Prepaid expenses and other	20,134	17,864
Total current assets	150,184	236,205
Property and equipment, net	41,647	41,524
Goodwill	206,415	145,580
Other intangibles, net	53,143	19,772
Long-term marketable securities	1,966	—
Deferred taxes, long-term	34,559	33,591
Other assets	11,640	12,059
Noncurrent assets of discontinued operation	2,028	2,095

Total assets	$501,582	$490,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,085	$6,737
Accrued liabilities	32,295	34,080
Deferred revenues	154,722	147,896
Income taxes payable	6,333	1,691
Current liabilities of discontinued operation	1,773	165
Total current liabilities	205,208	190,569
Deferred revenue, long-term	7,551	6,337
Other long-term liabilities	15,851	14,844
Noncurrent liabilities of discontinued operation	4,734	5,228

Total liabilities	233,344	216,978

Commitments and contingencies (See Note 14)

Stockholders’ equity:
Common stock	507	520
Additional paid-in capital	419,428	411,600
Accumulated deficit	(160,650)	(146,887)
Accumulated other comprehensive income	8,953	8,615
Total stockholders’ equity	268,238	273,848

Total liabilities and stockholders’ equity	$501,582	$490,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Net revenues:
Recurring revenues	$74,951	$63,492	$213,726	$185,339
Non-recurring revenues	9,615	8,495	26,237	22,608

Total net revenues	84,566	71,987	239,963	207,947

Cost of revenues:
Recurring revenues	15,727	12,709	45,618	37,866
Non-recurring revenues	12,520	8,791	29,670	21,822
Amortization of developed technology	2,588	1,672	6,265	4,871

Total cost of revenues	30,835	23,172	81,553	64,559

Gross margin	53,731	48,815	158,410	143,388

Operating expenses:
Sales and marketing	18,444	16,763	55,311	50,671
Product development	14,387	13,069	41,496	38,237
General and administrative	9,307	8,893	27,136	28,316
Amortization of other intangibles	960	331	1,851	977
Restructuring charges	57	26	131	610

Total operating expenses	43,155	39,082	125,925	118,811

Income from continuing operations	10,576	9,733	32,485	24,577

Interest and other income (expense), net	(815)	163	(837)	(772)

Income from continuing operations before income taxes	9,761	9,896	31,648	23,805
Provision for income taxes	2,935	3,915	9,848	8,734

Net income from continuing operations	$6,826	$5,981	$21,800	$15,071

Discontinued operation:
Net income (loss) from discontinued operation (net of applicable taxes of $(17), $(19), $1,311, and $(69), respectively)	(27)	(23)	1,773	(98)

Net income	$6,799	$5,958	$23,573	$14,973

Basic net income (loss) per share:
Continuing operations	$0.13	$0.12	$0.42	$0.29
Discontinued operation	(0.00)	(0.00)	0.03	(0.00)
Total operations	$0.13	$0.12	$0.45	$0.29

Diluted net income (loss) per share:
Continuing operations	$0.13	$0.11	$0.40	$0.28
Discontinued operation	(0.00)	(0.00)	0.03	(0.00)
Total operations	$0.13	$0.11	$0.43	$0.28

Weighted average shares used to compute net income per share:
Basic	51,625	51,267	52,114	51,470
Diluted	53,625	54,232	54,590	54,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

Net income per share is based on actual calculated values and totals may not sum due to rounding.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30
	2011	2010
Cash flows from operating activities:
Net income	$23,573	$14,973
Adjustment to net income for discontinued operation	(1,773)	98
Net income from continuing operations	21,800	15,071

Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Stock-based compensation	14,167	13,638
Depreciation and amortization	16,254	13,289
Loss on disposition of fixed assets	—	22
Provision for doubtful accounts	159	148
Reduction of sales returns	(212)	(813)
Non-cash impairment loss	500	—
Deferred income taxes	(395)	(56)
Other	39	353
Effect of statement of operations adjustments	30,512	26,581
Changes in operating assets and liabilities:
Accounts receivable	(4,669)	(354)
Prepaid and other assets	(1,141)	4,770
Accounts payable	3,261	4,347
Accrued liabilities	(4,552)	(2,214)
Deferred revenues	5,987	(3,889)
Income taxes payable	4,412	7,548
Effect of changes in operating assets and liabilities	3,298	10,208

Net cash provided by operating activities from continuing operations	55,610	51,860

Cash flows from investing activities:
Cash used in acquisitions, net of cash acquired	(97,092)	(4,719)
Purchases of property and equipment	(7,679)	(14,995)
Capitalized software development costs	(2,280)	(1,599)
Purchases of marketable securities	(38,907)	(29,000)
Sales and maturities of marketable securities	85,432	19,000

Net cash used in investing activities from continuing operations	(60,526)	(31,313)

Cash flows from financing activities:
Proceeds from common stock issued from exercises of stock options	5,482	10,943
Withholding taxes related to equity award net share settlement	(5,111)	(4,342)
Proceeds from common stock issued under the employee stock purchase plan	3,146	2,929
Excess tax benefits from stock-based compensation	4,195	—
Repurchase of common stock	(51,582)	(35,881)

Net cash used in financing activities from continuing operations	(43,870)	(26,351)

Net cash transferred (to) from discontinued operation	2,954	(76)

Effect of exchange rate changes on cash and cash equivalents	215	(87)

Net change in cash and cash equivalents from continuing operations	(45,617)	(5,967)
Cash and cash equivalents of continuing operations at beginning of period	81,948	57,877

Cash and cash equivalents of continuing operations at end of period	$36,331	$51,910

	Nine Months Ended September 30
	2011	2010
Supplemental disclosure of cash flow information
Cash flow from discontinued operation:
Net cash used in operating activities	$(50)	$(341)
Net cash provided by investing activities	3,004	—
Net cash transferred from (to) continuing operations	(2,954)	76
Effect of exchange rates on cash and cash equivalents	—	(1)
Net change in cash and cash equivalents from discontinued operations	—	(266)
Cash and cash equivalents of discontinued operation at beginning of period	—	266
Cash and cash equivalents of discontinued operation at end of period	$—	$—

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

On December 13, 2010, we announced that our Board of Directors declared a two-for-one stock split of our common stock, payable in the form of a 100% stock dividend. On January 18, 2011, one additional share of common stock was distributed for each share held of record as of the close of business on January 3, 2011. Unless otherwise indicated, all references to number of shares and to per share information have been adjusted to reflect the stock split on a retroactive basis.

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

Note 2—Recent Accounting Pronouncements

With the exception of the below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2011, as compared to the recent accounting pronouncements described in Advent’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, that are of significance, or potential significance, to the Company.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs. The issuance of ASU 2011-04 results in common fair value measurement and disclosure guidance and minimizes differences between US GAAP and International Financial Reporting Standards (IFRSs). ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation on Comprehensive Income. ASU 2011-05 provides guidance that allows companies the option of how to present the components of, and a total, for net income, the components of, and a total, for other comprehensive income, and a total for comprehensive income as either one continuous statement of comprehensive income or in two separate but consecutive statements. There will no longer be the option to present items of other comprehensive income in the statement of stockholders’ equity. The updated accounting guidance is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011 on a retrospective basis. Early application is permitted. The Company does not expect the adoption to have an impact on its consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 was issued to amend FASB Accounting Standards Codification (“ASC”) Topic 350, Intangibles — Goodwill and Other. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to first make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. If entities determine, on the basis of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than the carrying amount, the two-step impairment test would be required.  Otherwise, further testing would not be needed. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, and the Company has adopted ASU 2011-08 on November 1, 2011 for the fiscal year 2011 goodwill impairment test. The adoption of ASU 2011-08 did not have a material impact on the Company’s consolidated financial statements.

Note 3—Cash Equivalents and Marketable Securities

At September 30, 2011, cash equivalents and marketable securities primarily consisted of money market mutual funds, US government and US Government Sponsored Entities (GSE’s) and high credit quality corporate debt securities that are guaranteed by the US government. The Company’s marketable securities are classified as available-for-sale, with long-term investments, if applicable, having a maturity date greater than one year from the date of the balance sheet.

Marketable securities are summarized as follows (in thousands):

			Gross	Gross
			Unrealized	Unrealized
		Gross	Losses	Losses
	Amortized	Unrealized	Less than	12 Months	Aggregate
Balance at September 30, 2011	Cost	Gains	12 Months	or Longer	Fair Value

Corporate debt securities	$7,519	$5	$—	$—	$7,524
US government debt securities	9,112	8	(1)	—	9,119
Foreign government debt securities	5,948	—	(10)	—	5,938
Total	$22,579	$13	$(11)	$—	$22,581

			Gross	Gross
			Unrealized	Unrealized
		Gross	Losses	Losses
	Amortized	Unrealized	Less than	12 Months	Aggregate
Balance at December 31, 2010	Cost	Gains	12 Months	or Longer	Fair Value

Corporate debt securities	$22,597	$6	$(3)	$—	$22,600
US government debt securities	47,466	12	(3)	—	47,475
Total	$70,063	$18	$(6)	$—	$70,075

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

The gross unrealized losses related to investments are primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates since the acquisition of the securities. For fixed income securities that have unrealized losses as of September 30, 2011,  the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, the Company has evaluated these fixed income securities and has determined that no credit losses exist.

During the nine months ended September 30, 2011 and 2010, $85.4 million and $19.0 million, respectively, of marketable securities matured, which did not have any associated gross realized gains or losses.

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

The effect of the derivative financial instruments on the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 was to reduce foreign exchange gains by approximately $0 and $64,000, respectively. There were no outstanding forward contracts as of September 30, 2011 and December 31, 2010.

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

Black Diamond Performance Reporting, LLC (“Black Diamond”)

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

Preliminary Purchase Price Allocation

The acquisition was accounted for in accordance with the purchase method of accounting. The total purchase price was allocated to net tangible and intangible assets based on their estimated fair values. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. The allocation of the purchase price is preliminary because the valuations of the identifiable intangible assets are not yet complete.

The preliminary allocation of the purchase price and the estimated useful lives associated with certain assets was as follows:

	Estimated	Purchase Price
	Life	Allocation
	(Years)	(in thousands)
Identifiable intangible assets (liabilities):
Developed research and development	5	$13,200
Customer relationships	7	11,300
Trade name and trademarks	5	1,300
Non-competition agreements	3	1,100
Industry partner agreements	5	500
Unfavorable lease liability	1.25	(111)
Goodwill		44,243
Deferred revenues		(230)
Net tangible assets		1,142

Purchase price, net of cash acquired		$72,444

Tangible assets and current liabilities

Black Diamond’s tangible assets and liabilities were reviewed and adjusted to their fair value as necessary. Current assets are primarily comprised of accounts receivable and prepaids. Non-current assets were primarily comprised of facility deposits and fixed assets. Current liabilities were adjusted to fair value and include accrued liabilities, accrued compensation and benefits, sales commissions payable, sales tax payable and deferred revenues. In connection with the acquisition of Black Diamond, Advent assumed Black Diamond’s contractual obligations related to its deferred revenues. Black Diamond’s deferred revenues were derived primarily from set up fees related to the implementation of its web-based services and from contracts where revenue is recognized upon completion of the project. Advent recorded an adjustment to reduce the carrying value of deferred revenues to represent the Company’s estimate of the fair value of the contractual obligations assumed.

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

Tangible assets and current liabilities

Syncova’s tangible assets and liabilities as of February 28, 2011 were reviewed and adjusted to their fair value as necessary. Current assets are primarily comprised of accounts receivable and deferred tax assets. Non-current assets were primarily comprised of facility deposits and fixed assets. Current liabilities were adjusted to fair value and include accrued liabilities, deferred tax assets and deferred revenues. In connection with the acquisition of Syncova, Advent assumed Syncova’s contractual obligations related to its deferred revenues. Syncova’s deferred revenues were derived primarily from term license arrangements, and service and maintenance related to perpetual licenses. As a result, Advent recorded an adjustment to reduce the carrying value of deferred revenues to represent the Company’s estimate of the fair value of the contractual obligations assumed.

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

As part of the disposition, certain assets and obligations of the Company’s discontinued operation were excluded from the sale and are reflected on the Company’s balance sheet as of September 30, 2011 and December 31, 2010. Assets excluded from the sale include cash and deferred tax assets.  Liabilities excluded from the sale include sales tax and other tax-related obligations, future payments related to a two year service and maintenance agreement, and continuing lease obligations included as part of the restructuring noted below.

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

The following table sets forth an analysis of the components of the restructuring charges related to the Company’s discontinued operation and the payments and non-cash charges made against the accrual during the nine months ended September 30, 2011 (in thousands):

Facility Exit
Costs

Balance of restructuring accrual at December 31, 2010	$5,249

Net restructuring benefit	(210)
Cash payments	(43)
Accretion of prior restructuring costs	124

Balance of restructuring accrual at September 30, 2011	$5,120

Net revenues and net income (loss) from the Company’s discontinued operation were as follows for the following periods (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Net revenues	$—	$—	$—	$—

Income (loss) from operation of discontinued operation (net of applicable taxes of $(17), $(19), $32 and $(69) respectively)	$(27)	$(23)	48	(98)

Gain on disposal of discontinued operation (net of applicable taxes of $0, $0, $1,279 and $0, respectively)	—	—	1,725	—

Net income (loss) from discontinued operation	$(27)	$(23)	$1,773	$(98)

The following table sets forth the assets and liabilities of the MicroEdge discontinued operation included in the condensed consolidated balance sheets of the Company (in thousands):

	September 30	December 31
	2011	2010

Assets:
Deferred taxes, long-term	$2,028	$2,095
Total noncurrent assets of discontinued operation	$2,028	$2,095

Liabilities:
Total current liabilities of discontinued operation	$1,773	$165

Accrued restructuring, long-term portion	$4,734	$5,228
Total noncurrent liabilities of discontinued operation	$4,734	$5,228

Note 7—Stock-Based Compensation

Equity Award Activity

A summary of the status of the Company’s stock option and stock appreciation right (“SAR”) activity for the period presented follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Life	Value
	(in thousands)	Price	(in years)	(in thousands)

Outstanding at December 31, 2010	6,780	$15.73
Options & SARs granted	1,411	$26.79
Options & SARs exercised	(740)	$14.09
Options & SARs canceled	(111)	$23.16
Outstanding at September 30, 2011	7,340	$17.91	6.29	$31,985
Exercisable at September 30, 2011	4,420	$14.43	4.75	$29,313

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $20.85 as of September 30, 2011 for options and SARs that were in-the-money as of that date.

The weighted average grant date fair value of options and SARs granted (as determined under ASC 718), total intrinsic value of options and SARs exercised and cash received from option exercises during the nine months ended September 30, 2011 and 2010 were as follows (in thousands, except weighted average grant date fair value):

	Nine Months Ended September 30
	2011	2010
Options and SARs
Weighted average grant date fair value	$9.34	$7.49
Total intrinsic value of awards exercised	$10,243	$12,445

Options
Cash received from exercises	$5,482	$10,943

The Company settles exercised stock options and SARs with newly issued common shares.

A summary of the status of the Company’s restricted stock unit (“RSU”) activity for the nine months ended September 30, 2011 is as follows:

		Weighted
	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value

Outstanding and unvested at December 31, 2010	1,308	$19.58

RSUs granted	470	$26.81

RSUs vested	(430)	$17.62

RSUs canceled	(60)	$22.72

Outstanding and unvested at September 30, 2011	1,288	$22.73

The weighted average grant date fair value was determined based on the closing market price of the Company’s common stock on the date of the award. The aggregate intrinsic value of RSUs outstanding at September 30, 2011 was $26.9 million, using the closing price of $20.85 per share as of September 30, 2011.

Stock-Based Compensation Expense

Stock-based employee compensation expense recognized on Advent’s condensed consolidated statement of operations for the three and nine months ended September 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Statement of operations classification
Cost of recurring revenues	$528	$466	$1,535	$1,308
Cost of non-recurring revenues	381	294	973	846
Total cost of revenues	909	760	2,508	2,154

Sales and marketing	1,757	1,572	4,726	4,288
Product development	1,377	1,356	3,798	3,882
General and administrative	1,022	1,122	3,135	3,314
Total operating expenses	4,156	4,050	11,659	11,484

Total stock-based compensation expense	5,065	4,810	14,167	13,638

Tax effect on stock-based employee compensation	(1,945)	(2,244)	(5,621)	(6,213)

Effect on net income from continuing operations, net of tax	$3,120	$2,566	$8,546	$7,425

Advent capitalized stock-based employee compensation expense of $0.1 million and $0 during the nine months ended September 30, 2011 and 2010, respectively, associated with the Company’s software development, internal-use software and professional services implementation projects.

As of September 30, 2011, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimated forfeitures, was $36.6 million and is expected to be recognized through the remaining vesting period of each grant, with a weighted average remaining period of 2.5 years.

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Stock Options & SARs
Expected volatility	36.0% - 42.4%	38.0% - 38.2%	36.0% - 42.4%	35.2% - 38.8%
Expected life (in years)	4.95	4.96	4.91 - 4.95	3.86 - 4.96
Risk-free interest rate	0.9% - 1.5%	1.5% - 1.9%	0.9% - 2.4%	1.5% - 2.7%
Expected dividends	None	None	None	None

Employee Stock Purchase Plan
Expected volatility	28.6% - 28.8%	29.9%	28.6% - 28.8%	29.5% - 29.9%
Expected life (in months)	6	6	6	6
Risk-free interest rate	0.1% - 0.2%	0.2%	0.1% - 0.2%	0.2%
Expected dividends	None	None	None	None

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

The following table sets forth the computation of basic and diluted net income (loss) per share for continuing operations and the Company’s discontinued operation (in thousands, except per-share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Numerator:
Net income (loss):
Continuing operations	$6,826	$5,981	$21,800	$15,071
Discontinued operation	(27)	(23)	1,773	(98)

Total operations	$6,799	$5,958	$23,573	$14,973

Denominator:
Denominator for basic net income (loss) per share- weighted average shares outstanding	51,625	51,267	52,114	51,470

Dilutive common equivalent shares:
Employee stock options and other	2,000	2,965	2,476	2,807

Denominator for diluted net income (loss) per share- weighted average shares outstanding, assuming exercise of potential dilutive common shares	53,625	54,232	54,590	54,277

Net income (loss) per share:
Basic:
Continuing operations	$0.13	$0.12	$0.42	$0.29
Discontinued operation	(0.00)	(0.00)	0.03	(0.00)

Total operations	$0.13	$0.12	$0.45	$0.29

Diluted:
Continuing operations	$0.13	$0.11	$0.40	$0.28
Discontinued operation	(0.00)	(0.00)	0.03	(0.00)

Total operations	$0.13	$0.11	$0.43	$0.28

Weighted average stock options, SARs and RSUs of approximately 3.7 million and 2.0 million for the three and nine months ended September 30, 2011, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. Similarly, weighted average stock options, SARs and RSUs of approximately 2.1 million and 1.8 million for the three and nine months ended September 30, 2010, respectively, were excluded from the calculation of diluted net income per share.

Note 9—Goodwill

The changes in the carrying value of goodwill for the nine months ended September 30, 2011 were as follows (in thousands):

Goodwill

Balance at December 31, 2010	$145,580
Additions from Syncova acquisition	15,991
Additions from Black Diamond acquisition	44,243
Translation adjustments	601

Balance at September 30, 2011	$206,415

During the nine months ended September 30, 2011, the US dollar weakened against the Pound Sterling, Euro and other European currencies in the first six months of the year and strengthened against these currencies during the third quarter of 2011. Foreign currency translation adjustments totaling $0.6 million reflect the overall general weakening of the US dollar versus the Pound Sterling, Euro and other European currencies during the nine months ended September 30, 2011.

Note 10—Other Intangibles

The following is a summary of other intangibles as of September 30, 2011 (in thousands):

	Weighted
	Average
	Amortization	Other		Other
	Period	Intangibles,	Accumulated	Intangibles,
	(Years)	Gross	Amortization	Net

Indefinite-lived intangibles:
In-process research and development	*	$1,094	$—	1,094

Definite-lived intangibles:
Purchased technologies	5.0	$50,226	$(23,386)	$26,840
Product development costs	3.0	16,118	(11,622)	4,496

Developed technology sub-total		66,344	(35,008)	31,336

Customer relationships	6.3	41,080	(23,574)	17,506
Other intangibles	4.2	4,658	(1,451)	3,207

Other intangibles sub-total		45,738	(25,025)	20,713

Balance at September 30, 2011		$113,176	$(60,033)	$53,143

*                 In-process research and development relates to costs attributed to a pending product version release expected in the fourth quarter of 2011.  Once released, the Company will evaluate the useful life of the technology and amortize such costs accordingly on a straight-line basis.

The following is a summary of other intangibles as of December 31, 2010 (in thousands):

	Weighted
	Average
	Amortization	Other		Other
	Period	Intangibles,	Accumulated	Intangibles,
	(Years)	Gross	Amortization	Net

Definite-lived intangibles:
Purchased technologies	5.0	$28,118	$(18,730)	$9,388
Product development costs	3.0	13,714	(9,477)	4,237

Developed technology sub-total		41,832	(28,207)	13,625

Customer relationships	6.0	27,589	(22,006)	5,583
Other intangibles	4.0	1,585	(1,021)	564

Other intangibles sub-total		29,174	(23,027)	6,147

Balance at December 31, 2010		$71,006	$(51,234)	$19,772

The changes in the carrying value of other intangibles during the nine months ended September 30, 2011 were as follows (in thousands):

	Other		Other
	Intangibles,	Accumulated	Intangibles,
	Gross	Amortization	Net

Balance at December 31, 2010	$71,006	$(51,234)	$19,772
Additions	41,783	—	41,783
Amortization	—	(8,116)	(8,116)
Translation adjustments	387	(683)	(296)

Balance at September 30, 2011	$113,176	$(60,033)	$53,143

Additions to intangible assets of $41.8 million during the nine months ended September 30, 2011 include additions of $12.0 million and $27.4 million from the acquisitions of Syncova and Black Diamond, respectively, and capitalized product development costs of approximately $2.4 million.

Based on the carrying amount of intangible assets as of September 30, 2011, the estimated future amortization is as follows (in thousands):

	Three
	Months Ended
	December 31	Years Ended December 31
	2011	2012	2013	2014	2015	Thereafter	Other (1)	Total
Estimated future amortization of:
Developed technology	$2,490	$9,572	$7,768	$4,729	$4,339	$2,438	$—	$31,336
In-process research and development	—	—	—	—	—	—	1,094	1,094
Other intangibles	961	3,844	3,799	3,399	3,229	5,481	—	20,713

Total	$3,451	$13,416	$11,567	$8,128	$7,568	$7,919	$1,094	$53,143

(1)          In-process research and development relates to costs attributed to a pending product version release expected in the fourth quarter of 2011. Once released, the Company will evaluate the useful life of the technology and amortize such costs accordingly on a straight-line basis.

Note 11—Balance Sheet Detail

The following is a summary of prepaid expenses and other (in thousands):

	September 30	December 31
	2011	2010

Prepaid commission	$5,946	$5,729
Prepaid contract expense	8,489	6,043
Prepaid royalty	880	803
Other	4,819	5,289

Total prepaid expenses and other	$20,134	$17,864

The following is a summary of other assets (in thousands):

	September 30	December 31
	2011	2010

Long-term investment	$—	$500
Long-term prepaid commissions	3,473	3,756
Deposits	2,968	2,889
Prepaid contract expense, long-term	5,199	4,914

Total other assets	$11,640	$12,059

Long-term investment is an equity investment in a privately held company, which is carried at the lower of cost or fair value at September 30, 2011 and December 31, 2010. During the third quarter of 2011, the Company wrote off its remaining investment in the privately held company and recorded an impairment loss of $0.5 million, which is reflected in “interest income and other income (expense), net” on the condensed consolidated statement of operations for the three and nine months ended September 30, 2011.  Deposits include restricted cash balances of $1.4 million at September 30, 2011 and December 31, 2010 related to the Company’s San Francisco headquarters, and facilities in Boston and New York.

The following is a summary of accrued liabilities (in thousands):

	September 30	December 31
	2011	2010

Salaries and benefits payable	$17,868	$22,236
Accrued restructuring, current portion	684	809
Other	13,743	11,035

Total accrued liabilities	$32,295	$34,080

Accrued restructuring charges are discussed further in Note 13, “Restructuring Charges”. Other accrued liabilities include accruals for royalties, sales and business taxes, and other miscellaneous items.

The following is a summary of other long-term liabilities (in thousands):

	September 30	December 31
	2011	2010

Deferred rent	$10,715	$11,123
Accrued restructuring, long-term portion	60	531
Deferred taxes, long-term	3,051	308
Other	2,025	2,882

Total other long-term liabilities	$15,851	$14,844

Note 12—Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

The components of comprehensive income (loss) were as follows for the periods presented (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Net income from continuing operations	$6,826	$5,981	$21,800	$15,071
Unrealized gain (loss) on marketable securities	(31)	9	(10)	139
Tax provision (benefit) on marketable securities	10	(6)	3	(57)
Foreign currency translation adjustment	(2,818)	3,544	344	(1,260)
Comprehensive income from continuing operations	3,987	9,528	22,137	13,893
Comprehensive income (loss) from discontinued operation	(27)	(22)	1,774	(98)

Total comprehensive income	$3,960	$9,506	$23,911	$13,795

The components of accumulated other comprehensive income, net of related taxes, were as follows (in thousands):

	September 30	December 31
	2011	2010

Accumulated net unrealized gain on marketable securities	$—	$7
Accumulated foreign currency translation adjustments	8,953	8,608
Accumulated other comprehensive income, net of taxes	$8,953	$8,615

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

During the nine months ended September 30, 2011, Advent recorded a restructuring charge of $0.1 million which primarily related to the present value amortization of facility exit obligations, partially offset by adjustments to other facility exit assumptions. During the nine months ended September 30, 2010, Advent recorded a restructuring charge of $0.6 million which primarily related to facility and exit costs associated with the relocation of its facilities in New York City in the second quarter of 2010.

The following table sets forth an analysis of the components of the payments and restructuring charges made against the accrual during the nine months ended September 30, 2011 (in thousands):

Facility Exit
Costs

Balance of restructuring accrual at December 31, 2010	$1,340
Restructuring charges	108
Cash payments	(727)
Accretion of prior restructuring costs	23

Balance of total restructuring accrual at September 30, 2011	$744

Of the remaining restructuring accrual of $0.7 million at September 30, 2011, $684,000 and $60,000 are included in accrued liabilities and other long-term liabilities, respectively, on the accompanying condensed consolidated balance sheet. The remaining excess facility costs of $0.7 million are stated at estimated fair value, net of estimated sub-lease income of approximately $0.7 million. Advent expects to pay the remaining obligations associated with the vacated facilities over the remaining lease terms, which expire on various dates through 2012.

Note 14—Commitments and Contingencies

Lease Obligations

Advent leases office space and equipment under non-cancelable operating lease agreements, which expire at various dates through June 2025. Some operating leases contain escalation provisions for adjustments in the consumer price index. Advent is responsible for maintenance, insurance, and property taxes. Excluding leases and associated sub-leases for MicroEdge facilities, as of September 30, 2011, Advent’s remaining operating lease commitments through 2025 are approximately $66.1 million, net of future minimum rental receipts of $0.7 million to be received under non-cancelable sub-leases.

In connection with the sale of MicroEdge, the Company entered into a sub-lease agreement with the Purchaser, whereby Purchaser will sub-lease approximately 24,000 square feet of the 29,000 square feet of office space located at 619 West 54th Street in New York, New York from the Company. The Purchaser will sub-lease the premises through the end of the lease term in 2018, with an option to terminate early in September 2013, subject to penalties. The sub-lease agreement became effective upon the close of sale of MicroEdge on October 1, 2009. The gross operating lease commitment related to this discontinued operation facility is approximately $8.6 million, less estimated sub-lease income of $2.8 million. With the exception of the MicroEdge facilities in New York City, the leases related to MicroEdge have been transferred to the Purchaser.

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

Legal Contingencies

From time to time, in the course of its operations, the Company is a party to litigation matters and claims, including claims related to employee relations, business practices and other matters. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold.

Advent reviews the status of each litigation matter or other claim and records a provision for a liability when it is considered both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, the Company reassesses whether there is at least a reasonable possibility that a loss, or additional losses, may be incurred. If there is a reasonable possibility that a loss may be incurred, the Company, as applicable, discloses the estimate of the amount of loss or range of loss, discloses that the amount is immaterial, or discloses that an estimate of loss cannot be made. The Company expenses legal fees as incurred.

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

Based on currently available information, management does not believe that the ultimate outcome of the unresolved matters, individually and in the aggregate, is likely to have a material adverse effect on the Company’s financial position or results of operations. However, litigation is subject to inherent uncertainties and the Company’s view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods.

Note 15—Income Taxes

The following table summarizes the activity relating to the Company’s unrecognized tax benefits during the nine months ended September 30, 2011 (in thousands):

Total

Balance at December 31, 2010	$9,501

Gross increases related to current period tax positions	1,311
Balance at September 30, 2011	$10,812

At September 30, 2011 and December 31, 2010, Advent had $10.8 million and $9.5 million of gross unrecognized tax benefits, respectively. During the nine months ended September 30, 2011, Advent increased the amount of unrecognized tax benefits by approximately $1.3 million relating to federal and California research credits, and California enterprise zone credits. If recognized, the total unrecognized tax benefits would decrease Advent’s tax provision and increase net income by $9.0 million. The impact on net income reflects the liabilities for unrecognized tax benefits, net of the federal tax benefit of state income tax items. The Company’s liabilities for unrecognized tax benefits relate to federal research credits, California research and enterprise zone tax credits and various state net operating losses.

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

In general, and where applicable, the Company uses quoted prices in active markets for identical assets or liabilities to determine fair value. The Company applied this valuation technique to measure the fair value of the Company’s Level 1 investments, such as treasury obligation money market mutual funds and US and foreign government debt securities. Money market funds consist of cash equivalents with remaining maturities of three months or less at the date of purchase and are composed primarily of US government debt securities and treasury obligation money market mutual funds. Advent’s US government debt securities are securities sponsored by the federal government.

If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then the Company uses quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. The Company classifies a portion of its foreign government debt securities and corporate debt securities as having Level 2 inputs. These corporate debt securities are guaranteed by the US government. Foreign debt securities primarily include Swedish bonds. The valuation techniques used to measure the fair value of the Company’s financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques and incorporate non-performance risk of the counterparty. The Company’s procedures include controls to ensure that appropriate fair values are recorded such as comparing prices obtained from multiple independent sources.

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities. The fair value of these certain financial assets was determined using the following inputs as of September 30, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (1)	$18,024	$18,024	$—	$—
US government debt securities (2)	9,119	9,119	—	—
Foreign government debt securities (2)	5,938	2,311	3,627	—
Corporate debt securities (3)	7,524	—	7,524	—

Total	$40,605	$29,454	$11,151	$—

(1)   Included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.

(2)   Included in short-term marketable securities on the Company’s condensed consolidated balance sheet.

(3)   Included in short-term and long-term marketable securities on the Company’s condensed consolidated balance sheet.

There were no material transfers between Level 1 and Level 2 assets during the nine months ended September 30, 2011 and the Company does not have any significant assets that utilize unobservable or Level 3 inputs.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value based on the short-term maturities of these instruments.

The Company also has a direct investment in a privately-held company accounted for under the cost method which is not reported in the table of assets measured at fair value above. This investment is periodically assessed for other-than-temporary impairment. At December 31, 2010, the Company’s net investment in a privately-held company totaled $0.5 million. In the third quarter of 2011, the Company reassessed the carrying value of its investment in the privately held company. Based on events affecting the financial condition of the privately held company during the third quarter of 2011, the Company concluded that the value of the investment had declined to the degree of other than temporary impairment, and as a result, the Company recorded an impairment loss on the investment of $0.5 million to fully write off the carrying value.

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

The following table provides a summary of the quarterly repurchase activity during the nine months ended September 30, 2011 under the stock repurchase program approved by the Board in October 2008 and May 2010 (in thousands, except per share data):

	Total		Average
	Number		Price
	of Shares		Paid
	Purchased	Cost	Per Share

Q1 2011	—	$—	$—
Q2 2011	382	10,163	26.58
Q3 2011	1,861	41,419	22.26

Total	2,243	$51,582	$23.00

At September 30, 2011, there remained approximately 45,000 shares authorized by the Board for repurchase.

Note 18—Subsequent Event

On October 24, 2011, Advent’s Board authorized the repurchase of up to an additional 2.0 million shares of the Company’s common stock. Consistent with prior repurchase programs, there was no expiration date and repurchases could be limited or terminated at any time at the discretion of management.

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

Current Economic Environment

Our pipeline of prospective customer purchases continued to benefit from an improved economic environment which began during the last half of 2009. However, macroeconomic concerns during the first nine months of 2011, such as the Euro-zone default risk and US debt ceiling, have made customers cautious and elongated some sales cycles. The conversion of pipeline to incremental term license bookings in the first nine months of 2011 was slower than expected, leading to lower bookings compared to the first nine months of 2010. Despite this, we grew our revenues during the first nine months of 2011 as compared to the same period of 2010, which was primarily driven by an increase in our term license and other recurring revenues from bookings in the latter half of 2010. We are expecting to grow revenues by 14% to 15% in fiscal 2011 as a result of incremental term license booking activity and a partial year of revenues we expect to recognize from Syncova Solutions Ltd. (“Syncova”) and Black Diamond Performance Reporting LLC (“Black Diamond”), which we acquired in February 2011 and June 2011, respectively. As the current economic situation evolves, we will continue to evaluate its impact on our business and we will remain focused on delivering innovative solutions for our customers. We remain positive about our market position, current product portfolio and future product development.

Operating Overview

Operating highlights of our third quarter of 2011 include:

•                  New and incremental bookings. The term license, Advent OnDemand and Black Diamond contracts signed in the third quarter of 2011 will contribute approximately $8.5 million in annual revenue (“annual contract value” or “ACV”) once they are fully implemented. This represents a 13% increase from the $7.6 million of ACV booked from term license and Advent OnDemand contracts signed in the third quarter of 2010.

•                  Improvement in Renewal Rate.  Our initially disclosed renewal rate is reported one quarter in arrears and improved to 92% for the second quarter of 2011. This represents a 1-point improvement over the initially reported renewal rate reported for the second quarter of 2010.

•                  International traction and expansion. We continue to execute on our international growth strategy, with revenues from international sources composing 17% of our total revenues in the third quarter of 2011. This represents a 3-point increase over the same period in 2010 as a result of bookings from the prior 12 months. We also signed new contracts in Australia, London, Norway, Saudi Arabia and India in the third quarter of 2011.

•                  Advent Client Conference. Advent had record attendance at its annual client conference held in Boston in September 2011.

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

The term license component of the deferred revenue balance related to implementations in process will increase or decrease in the future depending on the amount of new term license bookings relative to the number of implementations that reach substantial completion in a particular quarter. For the three months ended September 30, 2011 and 2010, the net term license deferral decreased the Company’s revenues as follows (in millions):

	Three Months Ended September 30
	2011	2010	Change

Term license revenues	$(1.7)	$(0.4)	$(1.3)
Professional services and other	(1.0)	(0.1)	(0.9)

Total net revenues	$(2.7)	$(0.5)	$(2.2)

During the third quarter of 2011, we deferred net revenues of $2.7 million and directly-related expenses of $0.8 million associated with our term licensing model. The impact of these deferrals on our operating income was approximately $1.9 million. During the third quarter of 2011, we experienced an increase in the deferral of the net term license revenue and professional services and other, primarily due to relatively more projects in the implementation phase as a result of strong bookings in the latter half of 2010. During the third quarter of 2010, the net impact of term license revenue and professional services and other deferral was minimal as revenue deferred from implementations in process at September 30, 2010 was offset by the revenue recognized from completed implementations.

Amounts of revenues and directly-related expenses deferred as of September 30, 2011 and December 31, 2010 associated with our term licensing deferral were as follows (in millions):

	September 30	December 31
	2011	2010
Deferred revenues
Short-term	$29.5	$22.7
Long-term	6.6	5.2

Total	$36.1	$27.9

Directly-related expenses
Short-term	$9.6	$6.6
Long-term	3.5	2.8

Total	$13.1	$9.4

Deferred net revenue and directly-related expenses are classified as “Deferred revenues” (short-term and long-term), and “Prepaid expenses and other,” and “Other assets,” respectively, on the condensed consolidated balance sheets.

Financial Overview

The components of net revenue from continuing operations during the third quarters of 2011 and 2010, and associated dollar and percentage fluctuations were as follows (in thousands, except % change):

	Three Months Ended September 30		$	%
	2011	2010	Change	Change

Term license revenues	$34,251	$28,168	$6,083	22%
Maintenance revenues	17,857	18,111	(254)	-1%
Other recurring revenues	22,843	17,213	5,630	33%
Total recurring revenues	74,951	63,492	11,459	18%
Recurring revenue as % of total revenue	89%	88%

Perpetual license fees	525	1,234	(709)	-57%
Professional services and other	9,090	7,261	1,829	25%
Total non-recurring revenues	9,615	8,495	1,120	13%

Total net revenues	$84,566	$71,987	$12,579	17%

Total net revenues increased by $12.6 million or 17% during the third quarter of 2011, which was primarily attributed to an increase in term license revenues and other recurring revenues. Term license revenues increased by $6.1 million due to the implementation of our bookings activity from the previous 12 months, growth in sales of our APX, Geneva and Moxy products, and our improved renewal rates. Other recurring revenues increased by $5.6 million or 33% during the third quarter of 2011 compared to the same period of 2010, as we experienced growth in revenue from our data services, Advent OnDemand, Assets Under Administration (“AUA”) fees and $3.1 million of revenues from our new Black Diamond business which we acquired on June 1, 2011. These increases were partially offset by a decrease of $0.3 million in perpetual maintenance revenues primarily resulting from perpetual license customers’ migration to term licenses, maintenance downgrades and de-activations due to perpetual license customer attrition.

Total recurring revenues increased by $11.5 million and represented 89% of total net revenues during the third quarter of 2011, compared to 88% in the same period in 2010. The increase in absolute dollars was driven by the increase in term license and other recurring revenues.

Perpetual license fees in the third quarter of 2011 were down compared to the third quarter of 2010 as we licensed fewer additional seats and modules to our existing perpetual client base and clients continue to migrate to time-based term licenses. Professional services and other revenues increased $1.8 million or 25% primarily due to greater consulting activity as a result of strong bookings in the latter half of 2010 and first half of 2011 driving implementations during the first nine months of 2011.

The components of cost of revenues and operating expenses, operating income, interest and other income (expense) net, provision for income taxes and net income from continuing operations during the third quarters of 2011 and 2010, and associated dollar and percentage fluctuations, were as follows (in thousands, except % change):

	Three Months Ended September 30		$	%
	2011	2010	Change	Change
Cost of revenues:
Recurring revenues	$15,727	$12,709	$3,018	24%
Non-recurring revenues	12,520	8,791	3,729	42%
Amortization of developed technology	2,588	1,672	916	55%

Total cost of revenues	30,835	23,172	7,663	33%

Operating expenses
Sales and marketing expense	18,444	16,763	1,681	10%
Product development	14,387	13,069	1,318	10%
General and administrative	9,307	8,893	414	5%
Amortization of other intangibles	960	331	629	190%
Restructuring charges	57	26	31	119%

Total operating expenses	43,155	39,082	4,073	10%

Income from continuing operations	10,576	9,733	843	9%

Interest and other income (expense), net	(815)	163	(978)	-600%

Income from continuing operations before income taxes	9,761	9,896	(135)	-1%

Provision for income taxes	2,935	3,915	(980)	-25%

Net income from continuing operations	$6,826	$5,981	$845	14%

Total expenses from continuing operations, including cost of revenues, increased to $74.0 million in the third quarter of 2011 from $62.3 million in the third quarter of 2010. This increase largely reflects an increase in payroll and related costs from increased hiring and headcount added from Syncova and Black Diamond, which we acquired in February 2011 and June 2011, respectively.

Our operating income (margin) from continuing operations in the third quarter of 2011 was $10.6 million (13%) compared to $9.7 million (14%) in the third quarter of 2010. Although we were able to grow revenues and operating income during this period, the 1 point decrease in operating margin primarily resulted from the impact our term implementation deferral, which caused a $1.9 million reduction to operating profit compared to no impact in the same period last year. Additionally, we absorbed additional expenses from the investment in our business (client service and professional personnel), and from the acquisition and integration of new businesses (Syncova and Black Diamond).

Interest and other income (expense), net was $(0.8) million in the third quarter of 2011 compared to $0.2 million in the comparable period of 2010. The net other expense during the third quarter of 2011 was primarily due to the write-off of our remaining investment in a privately held company and foreign exchange losses incurred.

Our continuing operations’ income tax expense was $2.9 million resulting in an effective tax rate of 30% during the third quarter of 2011, compared to $3.9 million or 40%, respectively, in the third quarter of 2010. This decrease of $1.0 million primarily reflects the availability of the federal Credit for Increasing Research Activities in the third quarter of 2011.

Net income from continuing operations was $6.8 million, resulting in diluted earnings per share of $0.13 for the third quarter of 2011, compared to $6.0 million or $0.11 in the third quarter of 2010.

Our continuing operations generated operating cash flow of $55.6 million in the first nine months of 2011, compared to $51.9 million in the first nine months of 2010, an increase of 7%.

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

•                  Legal contingencies; and

•                  Sales returns and accounts receivable allowances

With the exception of those discussed below, there have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2011 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Recent Accounting Pronouncements

With the exception of the below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2011, as compared to the recent accounting pronouncements described in Advent’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, that are of significance, or potential significance, to the Company.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs. The issuance of ASU 2011-04 results in common fair value measurement and disclosure guidance and minimizes differences between US GAAP and International Financial Reporting Standards (IFRSs). ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011. We do not expect the adoption of ASU 2011-04 to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation on Comprehensive Income. ASU 2011-05 provides guidance that allows companies the option of how to present the components of, and a total, for net income, the components of, and a total, for other comprehensive income, and a total for comprehensive income as either one continuous statement of comprehensive income or in two separate but consecutive statements. There will no longer be the option to present items of other comprehensive income in the statement of stockholders’ equity. The updated accounting guidance is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011 on a retrospective basis. Early application is permitted. We do not expect the adoption to have an impact on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. ASU 2011-08 was issued to amend FASB Accounting Standards Codification (“ASC”) Topic 350, Intangibles — Goodwill and Other. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to first make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. If entities determine, on the basis of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than the carrying amount, the two-step impairment test would be required.  Otherwise, further testing would not be needed. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, and the Company has adopted ASU 2011-08 on November 1, 2011 for the fiscal year 2011 goodwill impairment test. The adoption of ASU 2011-08 did not have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

The following table sets forth, for the periods indicated, certain financial information as a percentage of total net revenues. The financial information and the ensuing discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Net revenues:
Recurring revenues	89%	88%	89%	89%
Non-recurring revenues	11	12	11	11

Total net revenues	100	100	100	100

Cost of revenues:
Recurring revenues	19	18	19	18
Non-recurring revenues	15	12	12	10
Amortization of developed technology	3	2	3	2

Total cost of revenues	36	32	34	31

Gross margin	64	68	66	69

Operating expenses:
Sales and marketing	22	23	23	24
Product development	17	18	17	18
General and administrative	11	12	11	14
Amortization of other intangibles	1	*	1	*
Restructuring charges	*	*	*	*

Total operating expenses	51	54	52	57

Income from continuing operations	13	14	14	12
Interest and other income (expense), net	(1)	*	*	*

Income from continuing operations before income taxes	12	14	13	11
Provision for income taxes	3	5	4	4

Net income from continuing operations	8	8	9	7

Discontinued operation:
Net income (loss) from discontinued operation	*	*	1	*

Net income	8%	8%	10%	7%

Percentages are based on actual values. Totals may not sum due to rounding.

* Less than 1%.

NET REVENUES

	Three Months Ended September 30			Nine Months Ended September 30
	2011	2010	Change	2011	2010	Change

Total net revenues (in thousands)	$84,566	$71,987	$12,579	$239,963	$207,947	$32,016

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

				Nine Months Ended
				September 30
As a percentage of net revenues	2008	2009	2010	2011

Revenues from recurring sources	84%	88%	89%	89%

Revenues from non-recurring sources	16%	12%	11%	11%

We expect our recurring revenue to continue to represent close to 90% of our total net revenues.

Total net revenues increased $32.0 million in the first nine months of 2011 compared to the same period in 2010.  The year-over-year growth in total net revenues for the first nine months of 2011 was due to higher revenues from recurring sources, primarily term license revenues, which reflected $19.3 million or 24% growth in the first nine months of 2011 compared to the same period in 2010. The increase in recurring revenues is primarily due to our bookings activity from the previous 12 months and growth in sales of our APX, Geneva and Moxy products. Additionally, contributing to the increase in recurring revenues is growth from other recurring revenues, which consists of our data services, outsourced services, web-based services, AUA fees for certain perpetual arrangements and revenues from our new Black Diamond business, which contributed $4.1 million to revenues since the acquisition on June 1, 2011. The increase in non-recurring revenues was due to greater consulting activity as we experienced an increase in new service engagements during the first nine months of 2011 as a result of bookings from the latter half of 2010 and first half of 2011.

Revenues derived from international sales grew from $10.5 million in the third quarter of 2010 to $14.5 million in the third quarter of 2011. The increase primarily reflects an increase in new business in international locations booked in the prior 12 months, and to a lesser extent, increases in the market values of AUA balances for our EMEA customers. We plan to continue expanding our international sales efforts, both in our current markets and elsewhere. The revenues from customers in any single international country did not exceed 10% of total net revenues.

We expect total net revenues from continuing operations to be between $84 million and $86 million in the fourth quarter of 2011, and to be between $324 million and $326 million for fiscal 2011.

Recurring Revenues

(in thousands, except percent of	Three Months Ended September 30			Nine Months Ended September 30
total net revenues)	2011	2010	Change	2011	2010	Change

Term license revenues	$34,251	$28,168	$6,083	$98,601	$79,268	$19,333
Maintenance revenues	17,857	18,111	(254)	53,096	54,970	(1,874)
Other recurring revenues	22,843	17,213	5,630	62,029	51,101	10,928

Total recurring revenues	$74,951	$63,492	$11,459	$213,726	$185,339	$28,387

Percent of total net revenues	89%	88%		89%	89%

Revenues from term licenses, which include both the software license and maintenance services for term licenses, grew during the three and nine months ended September 30, 2011 compared to the comparable periods of 2010. The growth of term license revenues reflects continued market acceptance of our Geneva, APX, Tamale and Moxy products with the continued layering of incremental ACV sold in the previous 12 months into our term revenue. This increase was partially offset by the increase in the net deferral of term license revenues. For the three and nine months ended September 30, 2011 and 2010, the term license deferral decreased the Company’s term license revenues as follows (in millions):

	Three Months Ended September 30			Nine Months Ended September 30
	2011	2010	Change	2011	2010	Change

Term license revenues	$(1.7)	$(0.4)	$(1.3)	$(2.7)	$(2.3)	$(0.4)

For our term licenses, we defer all revenue on new bookings until our implementation services are complete. During the first nine months of 2011, we saw an increase in new service engagements as a result of bookings from the latter half of 2010 and first half of 2011 driving implementations. As a result of these recent bookings, relatively more projects were in the implementation phase causing the increase in the term deferral for the three and nine months ended September 30, 2011.

Maintenance revenues decreased $0.3 million and $1.9 million during the three and nine months ended September 30, 2011, when compared to the same periods of 2010. The decrease in maintenance revenues was attributable to maintenance de-activations from customer attrition, reductions in products licensed or number of users by clients, perpetual license customers migrating to term licenses, and continued decrease in new perpetual license customers, partially offset by the impact of price increases.

Other recurring revenues, which primarily include revenues from incremental assets under administration fees from perpetual licenses, data services, web-based services, Advent OnDemand and Black Diamond, increased $5.6 million and $10.9 million during the three and nine months ended September 30, 2011 when compared to the same periods of 2010. The increase in other recurring revenues is primarily due to growth in revenues from web-based services, outsourced services and data services.  In addition, incremental assets under administration fees from perpetual licenses increased $0.5 million and $1.2 Million during the three and nine months ended September 30, 2011 as our clients experienced growth in new assets and increases in the market value of AUA balances despite the market volatility during 2011. Additionally, our new Black Diamond business, which we acquired on June 1, 2011, contributed $3.1 million and $4.1 million of other recurring revenues to our three and nine months ended September 30, 2011 results.

Our renewal rates are based on cash collections. The initial renewal rate is disclosed one quarter in arrears in order to include substantially all payments received against the invoices for that quarter. We also update our renewal rates from the initially disclosed rates to include all cash collections subsequent to the initial disclosure. The following summarizes our initial and updated renewal rates (operational metric) since the second quarter of 2010:

	Renewal Quarter
Renewal Rates	Q311	Q211	Q111	Q410	Q310	Q210
Based on cash collections relative to prior year collections

Initially Disclosed Renewal Rate (1)	(2)	92%	91%	95%	91%	91%
Updated Disclosed Renewal Rate (3)	n/a	n/a	93%	97%	95%	97%

(1)          “Initially Disclosed Renewal Rate” is based on cash collections and reported one quarter in arrears

(2)          The initially disclosed renewal rate for the third quarter of 2011 is not currently available as it is disclosed one quarter in arrears in order to include substantially all payments against invoices for this quarter.

(3)          “Updated Disclosed Renewal Rate” reflects initially disclosed rate updated for subsequent cash collections

We expect the renewal rate to return to the mid-90% range at the end of 2011 and expect our revenue from recurring sources to continue to represent close to 90% of our total net revenues as we continue to sign term license, Advent OnDemand and Black Diamond contracts with new customers.

Non-Recurring Revenues

(in thousands, except percent of	Three Months Ended September 30			Nine Months Ended September 30
total net revenues)	2011	2010	Change	2011	2010	Change

Perpetual license fees	$525	$1,234	$(709)	$2,207	$3,512	$(1,305)
Professional services and other revenues	9,090	7,261	1,829	24,030	19,096	4,934

Total non-recurring revenues	$9,615	$8,495	$1,120	$26,237	$22,608	$3,629

Percent of total net revenues	11%	12%		11%	11%

Non-recurring revenues consists of perpetual license fees, professional services and other revenue. Perpetual license revenues are derived from the licensing of software products under a perpetual arrangement. Professional services and other revenues include fees for consulting, custom integration, fees from training and project management services.

Professional services and other revenues fluctuated due to the following (in thousands):

	Change From	Change From
	2010 to 2011	2010 to 2011
	QTD	YTD

Increased consulting services	$2,306	$8,325
Increased custom reports	368	1,280
Increased project management	78	416
Increased net term license implementation deferral	(970)	(5,489)
Various other items	47	402

Total change	$1,829	$4,934

The increase in professional services and other revenues during the three and nine months ended September 30, 2011 primarily reflects increased revenue from consulting services, partially offset by the revenue deferral impact associated with in-process term license implementations. During the first nine months of 2011, we experienced an increase in demand for consulting services as a result of bookings from the latter half of 2010 and first half of 2011 driving implementations.

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

The impact of our term license implementation recognition on professional services revenues for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended September 30			Nine Months Ended September 30
	2011	2010	Change	2011	2010	Change
Net (deferral) recognition of professional services revenue related to term license implementations	$(1,037)	$(67)	$(970)	$(5,449)	$40	$(5,489)

During the three and nine months ended September 30, 2011, the revenue deferred from projects being implemented exceeded the revenue recognized from completed projects. The net deferral of $1.0 million and $5.5 million for the three and nine months ended September 30, 2011 was primarily due to relatively more projects in the implementation phase as a result of strong bookings in the latter half of 2010 and first half of 2011.

Total perpetual license fees decreased in the three and nine months ended September 30, 2011, as we licensed fewer perpetual seats and modules to our existing perpetual client base.

COST OF REVENUES

	Three Months Ended September 30			Nine Months Ended September 30
	2011	2010	Change	2011	2010	Change

Total cost of revenues (in thousands)	$30,835	$23,172	$7,663	$81,553	$64,559	$16,994
Percent of total net revenues	36%	32%		34%	31%

Our cost of revenues is made up of three components: cost of recurring revenues, cost of non-recurring revenues and amortization of developed technology. The increase in total cost of revenues in absolute dollars for the three and nine months ended September 30, 2011 was due principally to increases in payroll and related from headcount additions in our client support and services groups from our recent acquisitions (34 and 7 heads from Black Diamond and Syncova, respectively) and fees paid to third party consultants to support our increase in demand for technical support and consulting services. Consistent with the increase in headcount, allocated expenses to our services and support organization increased. Additionally, amortization of developed technology associated with our recent acquisitions of Goya AS, Syncova and Black Diamond contributed to overall increase.

Gross margin decreased from 68% and 69% for the three and nine months ended September 30, 2010, respectively, to 64% and 66% for the three and nine months ended September 30, 2011, respectively.  The decrease in gross margin percentage during the three and nine months ended September 30, 2011 resulted from the increase in the amortization of developed technology resulting from our recent acquisitions and from the increase in the cost of non recurring revenues as a percentage of total revenues, which was primarily due to the increase in the net deferral of professional services revenue related to term license implementations.  During the three and nine months ended September 30, 2011, we experienced an increase in the net deferral of professional services revenue related to term license implementations due to relatively more projects in the implementation phase as a result of strong bookings in the latter half of 2010 and first half of 2011.

Cost of Recurring Revenues

	Three Months Ended September 30			Nine Months Ended September 30
	2011	2010	Change	2011	2010	Change

Cost of recurring revenues (in thousands)	$15,727	$12,709	$3,018	$45,618	$37,866	$7,752
Percent of total recurring revenue	21%	20%		21%	20%

Cost of recurring revenues consists of the direct costs related to providing and supporting our outsourced services, providing technical support services under maintenance and term license agreements and other services for recurring revenues, and royalties paid to third party vendors.

Cost of recurring revenues fluctuated due to the following (in thousands):

	Change From	Change From
	2010 to 2011	2010 to 2011
	QTD	YTD

Increased allocation-in of facility and infrastructure expenses	$949	$3,253
Increased payroll and related costs	1,253	2,786
Increased outside services	328	558
Increased computers and telecom	174	437
Increased travel and entertainment	12	335
Various other items	302	383

Total change	$3,018	$7,752

The overall increase in absolute dollars for the three and nine months ended September 30, 2011 was due primarily to increases in payroll and related costs, and the allocation-in of facility and infrastructure expenses. The increase in payroll and related costs resulted from salary increases and additional headcount which enables us to deliver the technical support services we provide to our growing number of clients in their day-to-day use of our software. Headcount increased from 288 at September 30, 2010 to 338 (33 heads from Black Diamond) at September 30, 2011. We allocate facility and infrastructure expenses based on headcount and consistent with the increase in departmental headcount, we allocated more of these costs to our recurring revenue department. The increase in outside services reflects more activity and utilization during the three and nine months ended September 30, 2011. The increase in computers and telecom during the three and nine months ended September 30, 2011 reflects the build-out of new data centers. Additionally, the increase in travel and entertainment costs for the three and nine months ended September 30, 2011 resulted from increased international travel associated with providing technical support services.

Compared to the third quarter of 2011, we expect the cost of recurring revenues to increase in dollar amount in the fourth quarter of 2011 due to increases in headcount to support growth in our term license revenue.

Cost of Non-Recurring Revenues

	Three Months Ended September 30			Nine Months Ended September 30
	2011	2010	Change	2011	2010	Change

Cost of non-recurring (in thousands)	$12,520	$8,791	$3,729	$29,670	$21,822	$7,848
Percent of total non-recurring revenues	130%	103%		113%	97%

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

Cost of non-recurring revenues fluctuated due to the following (in thousands):

	Change From	Change From
	2010 to 2011	2010 to 2011
	QTD	YTD

Increased payroll and related costs	$1,679	$3,888
Increased outside contractors	1,059	3,476
Increased allocation-in of facility and infrastructure expenses	461	1,377
Increased travel and entertainment	285	770
Increased conference	339	264
Increased service cost deferral related to term implementations	(194)	(2,496)
Various other items	100	569

Total change	$3,729	$7,848

The increase in absolute dollars for the three and nine months ended September 30, 2011 primarily reflects increases in payroll and related expenses, and outside contractors expense. As we experienced higher demand of implementation projects, we increased our utilization of third-party contractors during the first nine months of 2011. Additionally, we increased headcount in our client services and consulting group to 149 (7 and 1 heads from Syncova and Black Diamond, respectively) at September 30, 2011 from 105 at September 30, 2010, resulting in increased payroll and related expenses. We allocate facility and infrastructure expenses based on headcount and consistent with the increase in departmental headcount, we allocated more of these costs to our professional services and other department. Consistent with the increase in professional service activity, we experienced an increase in travel and entertainment costs. Increases in conference costs were primarily due to higher accommodation costs associated with the Advent Client Conference held in Boston in September, which had record attendance.

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

The impact of our term license implementations on the recognition of professional services costs for the three and nine months ended September 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended September 30			Nine Months Ended September 30
	2011	2010	Change	2011	2010	Change
Net deferral of professional services costs related to term license implementations	$(553)	$(359)	$(194)	$(3,058)	$(562)	$(2,496)

The increase in the net deferral for the three and nine months ended September 30, 2011 was primarily due to relatively more projects in the implementation phase as a result of strong bookings in the latter half of 2010 and first half of 2011.

Compared to the third quarter of 2011, we expect the cost of non-recurring revenues to decrease in dollar amount in the fourth quarter of 2011 as costs associated with our annual client conference in the third quarter of 2011 will not re-occur in the fourth quarter.

Amortization of Developed Technology

	Three Months Ended September 30			Nine Months Ended September 30
	2011	2010	Change	2011	2010	Change
Amortization of developed technology (in thousands)	$2,588	$1,672	$916	$6,265	$4,871	$1,394
Percent of total net revenues	3%	2%		3%	2%

Amortization of developed technology represents amortization of acquisition-related intangibles, and amortization of capitalized software development costs previously capitalized under ASC 985. The increase during the three and nine months ended September 30, 2011 resulted from additional amortization from technology related intangible assets associated with Goya AS, Syncova and Black Diamond which we acquired in March 2010, February 2011 and June 2011, respectively, and additional amortization from software development costs capitalized during 2010 and the first nine months of 2011, which were partially offset by decreased amortization from other developed technology assets that fully amortized during 2010 and the first nine months of 2011.

OPERATING EXPENSES

Sales and Marketing

	Three Months Ended September 30			Nine Months Ended September 30
	2011	2010	Change	2011	2010	Change

Sales and marketing (in thousands)	$18,444	$16,763	$1,681	$55,311	$50,671	$4,640
Percent of total net revenues	22%	23%		23%	24%

Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars.

Sales and marketing expense fluctuated due to the following (in thousands):

	Change From	Change From
	2010 to 2011	2010 to 2011
	QTD	YTD

Increased payroll and related costs	$1,419	$3,653
Increased marketing	3	682
Various other items	259	305

Total change	$1,681	$4,640

The increase in sales and marketing expenses for the three and nine months ended September 30, 2011 reflects the growth of our sales and marketing efforts during the first nine months of 2011. The increase in payroll and related costs was due principally to headcount growth to 229 at September 30, 2011 from 202 at September 30, 2010. The increase in marketing expenses primarily reflects an increase in international marketing activity and tradeshow costs during the first nine months of 2011.

Compared to the third quarter of 2011, we expect sales and marketing expenses to increase in dollar amount in the fourth quarter of 2011 due to increased marketing activity.

Product Development

	Three Months Ended September 30			Nine Months Ended September 30
	2011	2010	Change	2011	2010	Change

Product development (in thousands)	$14,387	$13,069	$1,318	$41,496	$38,237	$3,259
Percent of total net revenues	17%	18%		17%	18%

Product development expenses consist primarily of salary and benefits for our development staff as well as contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services.

Product development expenses fluctuated due to the following (in thousands):

	Change From	Change From
	2010 to 2011	2010 to 2011
	QTD	YTD

Increased payroll and related costs	$1,127	$2,771
Increased allocation-in of facility and infrastructure expenses	240	959
Increased capitalization of product development	(201)	(681)
Various other items	152	210

Total change	$1,318	$3,259

The increase in total product development expenses for the three and nine months ended September 30, 2011 was primarily due to an increase in payroll and related costs resulting from increases in headcount to help us continue the enhancement of our existing product suite including new versions of Geneva, APX, Moxy, Advent Rules Manager, Advent Revenue Center, Partner and Tamale RMS. Headcount increased to 312 (11 and 8 heads from Black Diamond and Syncova, respectively) at September 30, 2011 from 281 at September 30, 2010. We allocate facility and infrastructure expenses based on headcount and consistent with the increase in departmental headcount, we allocated more of these costs to our product development department. We capitalized $0.4 million and $2.4 million, respectively, as compared to $0.2 million and $1.7 million of costs associated in the comparable periods of 2010. The fluctuation in the capitalization of our product development costs is attributable to higher capitalized costs associated with our Geneva and APX product releases during the three and nine months ended September 30, 2011.

Compared to the third quarter of 2011, we expect product development expenses to increase in dollar amount in the fourth quarter of 2011 due to anticipated increases in headcount.

General and Administrative

	Three Months Ended September 30			Nine Months Ended September 30
	2011	2010	Change	2011	2010	Change

General and administrative (in thousands)	$9,307	$8,893	$414	$27,136	$28,316	$(1,180)
Percent of total net revenues	11%	12%		11%	14%

General and administrative expenses consist primarily of personnel costs for information technology, finance, administration, human resources, operations and general management, as well as legal and accounting expenses.

General and administrative expenses fluctuated due to the following (in thousands):

	Change From	Change From
	2010 to 2011	2010 to 2011
	QTD	YTD

Increased allocation-out of facility and infrastructure expenses	$(1,509)	$(5,328)
Increased payroll and related costs	141	1,358
Increased legal and professional	267	1,297
Increased computers and telecom	300	411
Increased depreciation	262	396
Increased outside contractors	487	368
Various other items	466	318

Total change	$414	$(1,180)

The fluctuation in total general and administrative expenses in absolute dollars for the three and nine months ended September 30, 2011 was primarily due to the increase in the allocation-out of corporate expenses to other departments. Corporate expenses, such as facility and information costs, are initially recognized in our general and administrative department and then allocated out to other departments based on headcount. As our facility costs increased and headcount in our other departments grew at a higher rate than our general and administrative department, we allocated-out more facility and information technology costs resulting in less general and administrative expense during the three and nine months ended September 30, 2011 when compared to the same periods in 2010.

Payroll and other related costs increased during the three and nine months ended September 30, 2011 due to additional headcount and annual merit increases. The increase in legal and professional fees was due to higher acquisition and litigation fees primarily associated with the acquisitions of Syncova and Black Diamond, which we acquired in February 2011 and June 2011, respectively. The increase in computers and telecom for the three and nine months ended September 30, 2011 was due to an increase in maintenance contract costs and equipment purchases related to the increase in headcount from our acquisitions and for our international offices. Depreciation also increased due to leasehold improvement additions related to Black Diamond and our Beijing office. In addition, we experienced an increase in outside contractors for the three and nine months ended September 30, 2011 as a result of our enterprise resource planning (ERP) upgrade project.

Compared to the third quarter of 2011, we expect general and administrative expenses to increase in dollar amount in the fourth quarter of 2011, primarily due to increased rent expense related to our new London facility and anticipated charitable contributions.

Amortization of Other Intangibles

	Three Months Ended September 30			Nine Months Ended September 30
	2011	2010	Change	2011	2010	Change
Amortization of other intangibles (in thousands)	$960	$331	$629	$1,851	$977	$874
Percent of total net revenues	1%	0%		1%	0%

Amortization of other intangibles represents amortization of non-technology related intangible assets. The increase during the three and nine months ended September 30, 2011 resulted from increased amortization from intangible assets associated with Goya AS, Syncova and Black Diamond which we acquired in March 2010, February 2011 and May 2011, respectively. The increase was partially offset by the decrease in amortization due to the customer list from East Circle Solutions, Inc. which we acquired in December 2006, becoming fully amortized in November 2010 and the non-compete agreement from Tamale Software, Inc., which we acquired in October 2008, becoming fully amortized in September 2010.

Restructuring Charges

	Three Months Ended September 30			Nine Months Ended September 30
	2011	2010	Change	2011	2010	Change

Restructuring charges (in thousands)	$57	$26	$31	$131	$610	$(479)
Percent of total net revenues	0%	0%		0%	0%

During the nine months ended September 30, 2011, Advent recorded a restructuring charge of $0.1 million which primarily related to the present value amortization of facility exit obligations, partially offset by adjustments to other facility exit assumptions. During the nine months ended September 30, 2010, we recorded a restructuring charge of $0.6 million which primarily related to facility and exit costs associated with the relocation of our facilities in New York City in the second quarter of 2010.

For additional analysis of the components of the payments and charges made against the restructuring accrual during the nine months ended September 30, 2011, see Note 13, “Restructuring Charges” to our condensed consolidated financial statements.

Interest and Other Income (Expense), Net

	Three Months Ended September 30			Nine Months Ended September 30
	2011	2010	Change	2011	2010	Change
Interest and other income (expense), net (in thousands)	$(815)	$163	$(978)	$(837)	$(772)	$(65)
Percent of total net revenues	-1%	0%		0%	0%

Interest and other income (expense), net consists of interest expense and income, realized gains and losses on investments and foreign currency gains and losses.

Interest and other income (expense), net fluctuated due to the following (in thousands):

	Change From	Change From
	2010 to 2011	2010 to 2011
	QTD	YTD

Change in foreign exchange gains (losses)	$(466)	387
Loss on investment	(500)	(500)
Various other items	(12)	48

Total change	$(978)	$(65)

Foreign exchange losses decreased during the nine months ended September 30, 2011, as we incurred less significant foreign exchange losses as the US dollar strengthened at a slower rate against the Pound Sterling, Euro and other foreign currencies during the first nine months of 2011, resulting in a decrease of $0.4 million in foreign exchange losses compared to the comparable period of 2010. Foreign exchange losses increased during the three months ended September 30, 2011, as the US dollar strengthened against foreign currencies, resulting in a foreign exchange loss of $0.4 million compared to a foreign exchange gain of $0.1 million during the comparable period of 2010.

During the third quarter of 2011, we wrote off the remaining investment in a privately held company and recorded an impairment loss of $0.5 million.

Provision for Income Taxes

	Three Months Ended September 30			Nine Months Ended September 30
	2011	2010	Change	2011	2010	Change
Provision for income taxes (in thousands)	$2,935	$3,915	$(980)	$9,848	$8,734	$1,114
Effective tax rate	30%	40%		31%	37%

The decrease in the effective tax rate during the first nine months of 2011 compared to the first nine months of 2010 primarily reflects the availability of the federal Credit for Increasing Research Activities in the first nine months of 2011 as this credit was not available during the first nine months of 2010.

We currently expect our annual effective tax rate for 2011 to be between 30% and 35%.

Discontinued Operation

	Three Months Ended September 30			Nine Months Ended September 30
(in thousands)	2011	2010	Change	2011	2010	Change

Net revenues	$—	$—	$—	$—	$—	$—

Income (loss) from operation of discontinued operation applicable taxes of $(17), $(19), $32 and $(69) respectively)	$(27)	$(23)	$(4)	$48	$(98)	$146

Gain on disposal of discontinued operation (net of taxes of $0, $0, $1,279 and $0, respectively)	—	—	—	1,725	—	1,725

Net income (loss) from discontinued operation	$(27)	$(23)	$(4)	$1,773	$(98)	$1,871

In connection with the sale of our MicroEdge subsidiary in the fourth quarter of 2009, $3.0 million of the proceeds had been placed in escrow. As this $3.0 million was released from escrow and received by the Company in March 2011, our discontinued operation recorded a gain of $1.7 million in “net income from discontinued operation, net of applicable taxes” in the first nine months of 2011.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of our cash, cash equivalents and marketable securities (in thousands):

	September 30	December 31
	2011	2010

Cash and cash equivalents	$36,331	$81,948
Short-term marketable securities	$20,615	$70,075
Long-term marketable securities	$1,966	$—

Cash and cash equivalents, and marketable securities primarily consist of money market mutual funds, US government and US Government Sponsored Entities (GSE’s), foreign debt securities and high credit quality corporate debt securities. Cash and cash equivalents are comprised of highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase. Our short-term and long-term marketable securities are classified as available-for-sale, with long-term investments having a maturity date greater than one year from the end of the period. The total decrease of $93.1 million in cash, cash equivalents and marketable securities from December 31, 2010 to September 30, 2011 was primarily due to the cash paid to acquire Syncova and Black Diamond of $24.6 million and $72.4 million, respectively, and cash used to repurchase common stock of $51.6 million, partially offset by the generation of operating cash flow of $55.6 million.

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Nine Months Ended September 30
	2011	2010

Net cash provided by operating activities from continuing operations	$55,610	$51,860
Net cash used in investing activities from continuing operations	$(60,526)	$(31,313)
Net cash used in financing activities from continuing operations	$(43,870)	$(26,351)
Net cash used in operating activities from discontinued operation	$(50)	$(341)
Net cash provided by investing activities from discontinued operation	$3,004	$—

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

Our cash provided by operating activities from continuing operations of $55.6 million for the nine months ended September 30, 2011 was primarily the result of our net income plus non-cash charges including stock-based compensation, and depreciation and amortization. Cash flows resulting from changes in assets and liabilities include an increase in accounts receivable and deferred revenue and a decrease in accrued liabilities. Days’ sales outstanding were 60, 64 and 62 days during the first, second and third quarters of 2011, respectively, compared to 62, 57 and 57 days in the first, second and third quarters of 2010. The increase in deferred revenue reflects additional billings associated with recent bookings, customer renewals and the deferral of professional services revenue. The decrease in accrued liabilities reflected cash payments of fiscal 2010 liabilities including year-end bonuses, commissions, and payroll taxes. Other changes in assets and liabilities included an increase in accounts payable and income taxes payable

Our cash provided by operating activities of $51.9 million during the nine months ended September 30, 2010 was primarily the result of our net income and non-cash charges including stock-based compensation, and depreciation and amortization. Cash inflows resulting from changes in assets and liabilities included decreases in prepaid and other assets, and increases in accounts payable and income taxes payable. The decrease in prepaid and other assets reflects the payment received on our tenant improvement allowance from our New York City (Grace Building) landlord. Cash outflows resulting from changes in assets and liabilities included a decrease in deferred revenues and accrued liabilities. The decrease in accrued liabilities reflected cash payments of fiscal 2009 liabilities including year-end bonuses, commissions, and payroll taxes.

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

Cash Flows from Investing Activities for Continuing Operations

Net cash used in investing activities from continuing operations of $60.5 million for the nine months ended September 30, 2011 reflects net cash used of $24.6 million related to the acquisition of Syncova Solutions, Ltd, $72.4 million related to the acquisition of Black Diamond, purchases of marketable securities of $38.9 million, capital expenditures of $7.7 million primarily related to computer equipment purchases and, to a lesser extent, build-out of our new facilities in Beijing and Sweden and capitalized software development costs of $2.3 million. These expenditures were offset by proceeds received from the sale and maturity of marketable securities of $85.4 million.

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

We expect capital expenditures, including capitalized software development costs, to be between $12 million and $15 million during fiscal year 2011.

Cash Flows from Financing Activities for Continuing Operations

Net cash used in financing activities from continuing operations for the nine months ended September 30, 2011 of $43.9 million reflects the repurchase of 2.2 million shares of our common stock for $51.6 million and payments totaling $5.1 million to satisfy withholding taxes on equity awards that are net share settled. This was partially offset by cash received from the exercise of employee stock options of $5.5 million,  proceeds from the issuance of common stock under the employee stock purchase plan of $3.1 million and tax benefits relating to excess stock-based compensation deductions of $4.2 million, which represents the reduction in income taxes payable resulting from tax deductions from stock-based compensation.

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

Cash Flows from Operating Activities for Discontinued Operation

Net cash used in operating activities from discontinued operation of $50,000 for the nine months ended September 30, 2011 was primarily the result of our net income from discontinued operations, partially offset by the gain of $3.0 million from the release of funds held in escrow in connection with the sale of MicroEdge on October 1, 2009. Other changes in assets and liabilities include an increase in income taxes payable.

Net cash used in operating activities from discontinued operation of $0.3 million during the nine months ended September 30, 2010 was primarily the result of its net loss. Cash flows resulting from changes in assets and liabilities included decreases in prepaid and other assets and accrued liabilities. The decrease in accrued liabilities primarily reflects cash payments of sales taxes. Other changes in assets and liabilities include a decrease in income taxes payable.

Cash Flows from Investing Activities for Discontinued Operation

Net cash provided by investing activities from discontinued operation of $3.0 million for the nine months ended September 30, 2011 reflects cash received from the release of proceeds held in escrow in connection with the sale of MicroEdge on October 1, 2009.

Working Capital

At September 30, 2011, we had negative working capital of $(53.3) million, compared to working capital of $45.8 million at December 31, 2010. Excluding deferred revenues and deferred taxes, we had working capital of $85.0 million at September 30, 2011, compared to $177.3 million at December 31, 2010. The decrease in our working capital at September 30, 2011 is primarily due to the cash paid to acquire Syncova and Black Diamond of $24.6 million and $72.4 million, respectively, and cash used to repurchase common stock of $51.6 million, partially offset by the generation of operating cash flow of $55.6 million. Our working capital at December 31, 2010 was primarily due to the generation of annual operating cash flow of $76.2 million, and the shift of $28.5 million of marketable securities from long-term to short-term, partially offset by common stock repurchases of $35.9 million, capital expenditures of $17.4 million, and cash paid to acquire Goya AS of $4.7 million.

We believe our existing cash, cash equivalents, short-term and long-term marketable securities, together with cash expected to be generated from operations, will be sufficient to fund our operating activities, anticipated capital expenditures, investment requirements and financing activities.

Common Stock Repurchases

On October 30, 2008, our Board authorized the repurchase of up to 6.0 million shares of the Company’s common stock. In May 2010, Advent’s Board authorized the repurchase of up to an additional 2.0 million shares of the Company’s common stock. The following table provides a summary of the quarterly repurchase activity during the nine months ended September 30, 2011 under the stock repurchase program approved by the Board in October 2008 and May 2010 (in thousands, except per share data):

	Total		Average
	Number		Price
	of Shares		Paid
	Purchased	Cost	Per Share

Q1 2011	—	$—	$—
Q2 2011	382	10,163	26.58
Q3 2011	1,861	41,419	22.26

Total	2,243	$51,582	$23.00

At September 30, 2011, there remained approximately 45,000 shares authorized by the Board for repurchase. On October 24, 2011, Advent’s Board authorized the repurchase of up to an additional 2.0 million shares of the Company’s common stock.

Off-Balance Sheet Arrangements and Contractual Obligations

The following table summarizes our contractual cash obligations, excluding cash obligations for our MicroEdge discontinued operation, as of September 30, 2011 (in thousands):

	Three
	Months Ended
	December 31	Years Ended December 31
	2011	2012	2013	2014	2015	Thereafter	Total
Operating lease obligations, net of sub-lease income	$2,430	$8,824	$8,166	$8,449	$8,425	$29,760	$66,054

As of September 30, 2011, MicroEdge had gross operating lease commitments totaling $8.6 million, less sublease income of $2.8 million, which are not reflected in the above table. On October 1, 2009, we completed the sale of our MicroEdge subsidiary. In connection with the sale of MicroEdge, the Company entered into a sublease agreement with Microedge LLC, whereby Microedge LLC will sub-lease approximately 24,000 square feet of office space located at 619 West 54th Street in New York, New York from the Company. Microedge LLC will sub-lease the premises through the end of the lease term in 2018, with an option to terminate early. The sub-lease agreement became effective upon the close of sale of MicroEdge on October 1, 2009. With the exception of the MicroEdge facilities in New York City, the leases related to MicroEdge have been transferred to the Purchaser.

At September 30, 2011 and December 31, 2010, we had a gross liability of $10.8 million and $9.5 million for uncertain tax positions. Since almost all of this liability relates to reserves against deferred tax assets that we do not expect to utilize in the short term, we cannot estimate the timing of potential future cash settlements and have not included any estimates in the table of contractual cash obligations above. Additionally, our cash payments for federal income taxes will remain nominal through 2012 as we have significant net operating losses and tax credit carryforwards to utilize.

At September 30, 2011 and December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We expect that for the next year, our operating expenses will continue to constitute a significant use of cash flow. In addition, we may use cash to fund other acquisitions, repurchase additional common stock, or invest in other businesses, when opportunities arise. Based upon the predominance of our revenues from recurring sources, bookings performance and current expectations, we believe that our cash and cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, investment requirements and financing activities for the next year.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Since the acquisitions of Advent Denmark, Advent Norway, Advent Sweden, Advent Netherlands, Goya AS, Syncova Solutions, Ltd. and Advent Europe’s remaining distributors in the United Kingdom and Switzerland, and the opening of offices in Hong Kong, China and Singapore, whose service and certain license revenues and capital spending are transacted in local country currencies, we have greater exposure to foreign currency fluctuations. As of September 30, 2011, approximately $68.7 million of goodwill and intangible assets from the acquisition of these entities are denominated in foreign currency. Therefore, a hypothetical change of 10% could increase or decrease our assets and equity by approximately $6.9 million. Additionally, as of September 30, 2011, approximately $15.8 million of monetary assets and liabilities are denominated in foreign currency. Therefore, a hypothetical change of 10% would cause the revaluation of these amounts resulting in a gain or loss of approximately $1.6 million on our condensed consolidated results of operations.

We maintain an investment portfolio of various holdings, types, and maturities. Our interest rate risk relates primarily to our investment portfolio, which consisted of $58.9 million in cash and cash equivalents, and marketable securities as of September 30, 2011. Our marketable securities are generally classified as available-for-sale and, consequently, are recorded on our condensed consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income.

Fluctuations in interest rates have a direct impact on the fair value of our investment portfolio. As interest rates increase, the fair value of our investment portfolio decreases, and conversely, as interest rates decrease, the fair value of our investment portfolio increases. We do not currently hedge these interest rate exposures.

The following table presents hypothetical changes in fair value of our US government and corporate debt securities of $22.6 million at September 30, 2011. For September 30, 2011, the market changes reflect an immediate hypothetical parallel shifts in the yield curve of plus or minus 25 basis points (“BPS”), 50 BPS and 100 BPS. For balances at September 30, 2011, the hypothetical fair values were as follows (in thousands, except percentages):

	Decrease in Interest Rates			Increase in Interest Rates
	-100 Basis Points	-50 Basis Points	-25 Basis Points	25 Basis Points	50 Basis Points	100 Basis Points
Total Fair Value	$22,713	$22,646	$22,613	$22,547	$22,514	$22,448
% Change in Fair Value	0.59%	0.29%	0.15%	-0.15%	-0.29%	-0.59%

We have also invested in several privately-held companies. These investments are inherently risky as the market for the technologies or products these privately-held companies have under development are typically in the early stages and may never materialize. It is our policy to review investments in privately held companies on a regular basis to evaluate the carrying amount and economic viability of these companies. This policy includes, but is not limited to, reviewing each of the companies’ cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes and competition. The evaluation process is based on information that we request from these privately held companies. This information is not subject to the same disclosure regulations as US publicly traded companies, and as such, the basis for these evaluations is subject to timing and the accuracy of the data received from these companies.

Our investments in privately held companies are assessed for impairment when a review of the investee’s operations indicates that a decline in value of the investment is other-than-temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. Impaired investments in privately held companies are written down to estimated fair value. We estimate fair value using a variety of valuation methodologies. Such methodologies include comparing the private company with publicly traded companies in similar lines of business, applying revenue and price/earnings multiples to estimated future operating results for the private company and estimating discounted cash flows for that company. We could lose our entire investment in these companies. At December 31, 2010, our net investment in a privately-held company totaled $0.5 million. In the third quarter of 2011, the Company reassessed the carrying value of its investment in the privately held company. Based on events affecting the financial condition of the privately held company, we concluded that the value of the investment had declined to the degree of other than temporary impairment, and as a result, we recorded an impairment loss of $0.5 million during the third quarter of 2011 to write down this investment to its estimated fair value of zero.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(f) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective as of September 30, 2011 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to Advent’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting which were identified in connection with the evaluation required by Rule 13a-15(e) of the Exchange Act that occurred during the third quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, Advent’s internal control over financial reporting.

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

Total recurring revenues, which we define as term license, maintenance from term and perpetual arrangements, other recurring revenue and Asset Under Administration (AUA) fees for certain perpetual arrangements, represented 89%, 89% and 88% of total net revenues during the first nine months of 2011, fiscal 2010 and 2009, respectively. We expect to continue to derive a significant portion of our revenue from our clients’ renewal of term license, perpetual maintenance and other recurring contracts and such renewals are critical to our future success. Some factors that may affect the renewal rate of our contracts include:

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

Most of our perpetual license customers have historically renewed their annual maintenance although our customers have no obligation to renew such maintenance after the first year of their license agreements and our perpetual license maintenance revenues have trended down in the last 18 months and decreased 1% in the third quarter of 2011 compared to the third quarter of 2010. In addition, market downturns, such as the downturn beginning in the fall of 2008, and other factors have caused, and may in the future cause, some clients not to renew their maintenance or reduce their level of maintenance, which adversely affects our renewal rates and revenue from these customers. Our renewal rates are based on cash collections and are disclosed one quarter in arrears. Our reported renewal rates may fluctuate.  For example, our renewal rates for our quarterly periods of 2009 and first three quarters of 2010 were below the levels we disclosed for our corresponding quarterly periods of 2008, while the rates for all four quarters of 2010 exceeded the previous corresponding 2009 periods. The decreases in renewal rates reflect reduced maintenance expenditures, customer attrition, and reductions in products licensed or number of users by clients, as well as from slower payments received from renewal clients.

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

As a result of a lengthy and unpredictable sales cycle, we have limited ability to forecast the timing and amount of specific perpetual license sales, or term license, Advent OnDemand and Black Diamond sales which we report quarterly as annual contract value (ACV) bookings. The timing of large individual license sales is especially difficult to forecast, and we may not be successful in closing large license transactions on a timely basis or at all. Customers may postpone their purchases of our existing products or product enhancements in advance of the anticipated introduction of new products or product enhancements by us or our competitors. Accordingly, our level of ACV bookings in any particular period is subject to significant fluctuation. For example, during 2010, our ACV bookings increased by 25% compared to 2009, while during the first nine months of 2011, our ACV bookings decreased by 5%, compared to the first nine months of 2010.

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

During the first nine months of 2011 and fiscal years 2010 and 2009, we recognized 89%, 89% and 88%, respectively, of total net revenues from recurring sources. We generally recognize revenue from these sources ratably over the terms of these agreements, which typically range from one to three years. As a result, almost all of our revenues in any quarter are generated from contracts entered into during previous periods.

Consequently, a significant decline in new business generated in any quarter may not materially affect our results of operations in that quarter but will have an impact on our revenue growth rate in future quarters. We also experience fluctuations and seasonality in our new business generated each quarter.  For example, while ACV bookings in the third quarter of 2011 increased by 13% compared to ACV bookings in the comparable 2010 period and increased by 30% compared to the second quarter of 2011, they decreased 5% in the first nine months of 2011 compared to the first nine months of 2010. Additionally, a decline in renewals of term agreements, maintenance or data and other subscription contracts during a quarter will not be fully reflected in our financial performance in that quarter. For example, because we recognize revenue ratably, the non-renewal of term agreements or maintenance contracts late in a quarter may have very little impact on revenue for that quarter, but will reduce revenue in future quarters. In addition, we may be unable to adjust our costs in response to reduced revenue.

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

Revenues from recurring sources have grown from 88% in 2009, to 89% in 2010 and 89% in the first nine months of 2011, respectively. During the first nine months of 2011 term license revenues comprised approximately 46% of recurring revenues as compared to approximately 44% and 44% in fiscal 2010 and 2009, respectively. Term license contracts are comprised of both software licenses and maintenance services. Individual perpetual software licenses vary significantly in value, and the value and timing of these transactions can therefore cause our quarterly perpetual license revenues to fluctuate. As we continue to sign term license agreements for new customers, grow our subscription, data management and outsourced services revenues, and our customers renew their perpetual maintenance, we expect our revenue from recurring sources to continue to increase slightly as a percent of net revenues.

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

Our cash equivalent and short-term investment portfolio as of September 30, 2011 and December 31, 2010 consisted of US government and commercial debt securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of adverse financial market conditions, investments in some financial instruments may pose risks arising from recent market liquidity and credit concerns. As of September 30, 2011 and December 31, 2010, we had no impairment charges associated with our short-term investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain materially unimpaired. In addition, the decrease in interest rates has materially decreased the interest income we receive on our investments.

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

Our Chief Executive Officer and the Chairman of our board of directors own or control, indirectly or directly, a substantial number of shares of our common stock (approximately 7% and 31%, respectively, as of October 31, 2011). As a result, if these parties were to act together, they would have the ability to exert significant influence on matters submitted to our stockholders for approval, such as the election or removal of directors, amendments to our certificate of incorporation or the approval of a business combination. These actions may be taken even if they are opposed by other stockholders or it may be difficult to approve these actions without their consent. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

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

On October 30, 2008, Advent’s Board authorized the repurchase of up to 6.0 million shares of the Company’s outstanding common stock. In May 2010, Advent’s Board authorized the repurchase of up to an additional 2.0 million shares of the Company’s common stock. During the third quarter of 2011, the Company repurchased 1.9 million shares of its common stock for an average price per share of $22.26. At September 30, 2011, there remained approximately 45,000 shares authorized by the Board for repurchase. The following table provides a month-to-month summary of the repurchase activity under the stock repurchase program approved by the Board in October 2008 and May 2010 during the three months ended September 30, 2011:

			Maximum
	Total	Average	Number of Shares That
	Number	Price	May Yet Be Purchased
	of Shares	Paid	Under Our Share
	Purchased	Per Share	Repurchase Programs
	(shares in thousands)

July 2011	219	$27.34	1,686
August 2011	1,279	$21.45	407
September 2011	362	$22.09	45

Total	1,860	$22.26	45

On October 24, 2011, Advent’s Board authorized the repurchase of up to an additional 2.0 million shares of the Company’s common stock.

We withheld shares through net share settlements during the three months ended September 30, 2011. The following table provides a month-to-month summary of the purchase activity upon the employee vesting of restricted stock units and the exercise of stock-settled stock appreciation rights under our equity compensation plan to satisfy tax and exercise withholding obligations during the three months ended September 30, 2011 (in thousands, except per share data):

	Total		Maximum Number
	Number	Average	of Shares that May
	of Shares	Price Per	Yet Be Purchased
Month	Purchased (1)	Share	Under the Plan

July	6	$27.74	—
August	3	$21.12	—
September	5	$23.45	—

Total	14	$24.72	—

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

31.1               Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2               Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1               Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2   Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101                  The following materials from the Advent Software, Inc. Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVENT SOFTWARE, INC.

Dated: November 8, 2011	By:	/s/ James S. Cox
James S. Cox
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)