Form 10-K
period 2011-12-31
ADVENT SOFTWARE INC /DE/
filed 2012-02-29
CIK 1002225

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
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

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The number of shares of the registrant's common stock outstanding as of June 30, 2011 was 52,440,716. The aggregate market value of the registrant's common stock held by non-affiliates, based upon the closing price on June 30, 2011, as reported on the NASDAQ National Market System, was approximately $755 million. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of January 31, 2012, there were 51,013,269 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part herein.

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

PART I

Item 1.    Business

Overview

        Advent Software, Inc. was founded and incorporated in 1983 in California and reincorporated in Delaware in November 1995. We offer software and services that automate work flows and data across investment management organizations, as well as the information flows between an investment management organization and external parties. Our products are intended to increase operational efficiency, improve the accuracy of client information and enable better decision-making. Each solution focuses on specific mission-critical functions of the investment management organization (portfolio accounting and reporting; trade order management and post-trade processing; research management; account management; and custodial reconciliation) and is tailored to meet the needs of a particular market segment of the investment management industry, as determined by size, assets under management and complexity of the investment process.

        Our business derives revenues from the development, marketing and sale of software products, hosting services, data interfaces and related maintenance and services that automate, integrate and support certain mission-critical functions of investment management organizations around the world. Prior to the completion of the sale of our MicroEdge subsidiary in October 2009, we reported two operating segments, Advent Investment Management and MicroEdge. MicroEdge derived revenues from the sale of software and services for grant management, matching gifts and volunteer tracking for the grantmaking community, primarily in the United States and United Kingdom. The results of

MicroEdge have been reclassified as a discontinued operation for all periods presented. Unless otherwise noted, discussion in this document pertains to our continuing operations.

        Effective with the first quarter of 2011, we changed our presentation of the components of net revenues to recurring and non-recurring to reflect the recurring nature of our business model. Recurring revenues are comprised of term license, maintenance from perpetual arrangements and other recurring revenues. Non-recurring revenues are comprised of perpetual license fees, professional services and other revenues. Prior periods have been reclassified to reflect this change.

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

Clients

        Advent's clients are investment management firms and service providers that manage, advise and perform recordkeeping functions on financial assets. Examples of these institutions include global and US-based asset managers, wealth managers, registered investment advisors, prime brokers, fund administrators, hedge funds, family offices, broker dealers, foundations, pension funds, endowments, and funds of funds. We have a diverse client base ranging from small firms to some of the largest institutional clients in the world. In fiscal 2011, 2010 and 2009, no single customer accounted for more than 10% of our total net revenues. Geographically, the US continues to represent our primary market, with international sales representing 18%, 15% and 14% of total net revenues in 2011, 2010 and 2009, respectively.

Our Industry

        Over the past decade, the investment management industry has transformed dramatically. These changes include: a significant increase in cross-border asset flows and global investment activity; the evolution of a complex and fragmented global regulatory climate; the maturation of electronic markets; the proliferation of research information from a myriad of sources; the increase of assets managed in alternative strategies; and the creation of increasingly complex securities instruments used by hedge funds and in alternative strategies. All of these factors have created opportunities over the years for our investment manager clients, but they have also resulted in substantially increased complexity in their operations and processes. We believe that investment managers have clear needs that translate into demand for Advent solutions: portfolio accounting and reporting; trade order management and post-trade processing; research management; account management; and custodial reconciliation.

Market Trends

        Advent's end market has been recovering since the initial crisis in the fall of 2008. Advent has experienced the effect of the crisis on investment management organizations in two ways: we saw the decline in market valuations impact the size and buying power of some of our clients while trepidation about further dislocations lengthened the buying cycles for many other prospective clients. Ongoing macroeconomic concerns in 2011 such as the Euro-zone default risk and US debt ceiling debate meant that we continued to see a cautious buying environment which elongated sales cycles. At the same time, these firms face increasing pressure from regulators and investors to provide greater operational risk management and transparency, which contributed to a "flight to quality" and benefited Advent. In fact, Advent has continued to deliver record revenues throughout the financial crisis, our win rates have stayed strong, and our prospective customer pipeline has stayed healthy.

        The demand we see for our products and services is coming from many areas: new firm formation, new business lines created in existing client firms, replacement of legacy and competitor systems, new adoption of research management systems, and expansion of our existing customer relationships. Supporting these demand drivers are the underlying trends we see in the industry: the globalization and growth of wealth, investor demand for increased transparency, regulatory changes, increased focus on operational risk management, and a trend toward outsourcing.

        We anticipate the following trends to continue, which drive demand for Advent solutions:

  •
  Expanding regulatory oversight, including the evolving requirements of the Dodd-Frank Wall Street Reform and Protection Act of 2010. Among its provisions is a requirement that bank holding companies divest proprietary trading desks, and a requirement that hedge funds register as investment advisors with the SEC and provide information about their trades and portfolios. We expect these two changes to increase the number of firms in our addressable market and motivate more firms to develop their systems infrastructure and research management processes to mitigate risk.

  •
  The rising tide of new firm creation, as a result of the growth and globalization of wealth. Developed nations and developing nations such as India, China, Russia, and Brazil are building wealth that will lead to more professional investment managers and sovereign wealth funds.

  •
  Increased focus on operational risk resulting from discoveries of fraud during the financial crisis. This increased focus leads investment management firms to "shadow" their custodian's books to ensure their accuracy and more closely monitor their investment decisions through adopting research management software.

  •
  Increased demand for software delivery options including a Software-as-a-Service (SaaS) model and mobile delivery.

        In this climate, our clients need to operate more efficiently, enhance investor confidence and ensure compliance is driving investment management organizations to continue leveraging Advent to automate and integrate their mission-critical and labor-intensive functions, including:

  •
  Portfolio accounting, performance measurement and report generation;

  •
  Investment decision support;

  •
  Trade order management and compliance;

  •
  Client relationship management;

  •
  Straight-through-processing that includes connectivity and data integration;

  •
  Margin and finance management; and

  •
  Research management.

Seasonality

        We experience seasonality in our bookings. We believe that this seasonality in our bookings results from customer budgeting cycles and expect this seasonality to continue in the future. As a result, the fourth quarter of the year typically has more bookings, followed by lower bookings the first quarter of the following year.

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

  •
  Adding value to existing client accounts and platforms; and

  •
  Offering a variety of delivery options to suit client requirements such as on-site, hosted, SaaS and mobile delivery.

Customer Focus

        At December 31, 2011, we served approximately 4,600 customers. The needs of our customers, and the investment management industry as a whole, continue to evolve. We are committed to making the required investments in product development, client services and support to continue delivering mission-critical solutions to our customers as their needs change. We believe our strategy and customer focus are driving increasing market acceptance for our products. We signed 86 new APX clients, 52 new Geneva clients, 81 new Black Diamond clients and 38 new Tamale clients during 2011.

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

        We continue to focus on growing our recurring revenues. Total recurring revenues, which we define as term license, perpetual maintenance, and other recurring revenues, have increased from 88% of total net revenues in 2009 to 89% in both 2010 and 2011, and we expect to continue to derive a significant portion of our revenues from our clients' renewal of term license, perpetual maintenance and other recurring revenue contracts. These recurring revenue sources provide us with increased ability to make strategic decisions to invest in our business while remaining confident that our operating results will be reasonably predictable.

        In 2012, we plan to continue to invest in client support, product development, and sales and marketing. Our investment in client support will enable us to continue to improve the services we provide to our clients in their day-to-day use of our software and build a scalable organization to support our largest and most complex customers. Our investments in product development are designed to enable us to develop new products as well as maintain the pace of enhancements and upgrades to our existing products. Our investment in sales and marketing will help us expand our international presence and capitalize on new market opportunities.

        During 2012, we intend to redeploy some development resources and invest in both our SaaS solutions and our data architecture to drive additional growth. We believe this combination will result in revenue growth with modest operating margin expansion.

Products and Services

        Advent products are intended to automate those mission-critical functions in the investment management process that will increase operational efficiency, facilitate timely regulatory compliance, improve client reporting and enable better decision-making. For the most part, pricing is determined by the products purchased, the size of the implementation, and the customer's assets under management.

        These solutions are comprised of various combinations of Advent software products delivered on premise, SaaS-based offerings, data integration tools and professional services all aimed at meeting our clients' critical business needs. Since our conversion to a term license business model our product revenues have been derived principally from products delivered on premise. Our SaaS-based product offerings currently include Advent OnDemand which includes our product offerings delivered over the web and hosted either by Advent or by a third party, and Black Diamond, which is available only over the web and hosted by Advent. Our SaaS-based products are included in "Other recurring revenues" on our consolidated statement of operations.

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

  •
  Advent Portfolio Exchange® (APX) is a comprehensive portfolio management solution for asset managers and wealth managers worldwide that integrates the front-office functions of prospecting, marketing, and customer relationship management and internal business management with the back-office operations of portfolio accounting, performance measurement and reporting. It allows firms to manage both high-net worth and institutional clients through a comprehensive range of capabilities, including customized reporting, automated report packaging and performance analytics and automated investor servicing. APX provides easy access to critical data and enables firms to grow their business, retain assets and deliver superior client service with one of the lowest total cost of ownership of the industry. APX is now deployed locally as well as through the cloud and comes with a broad array of additional services including full back office outsourcing.

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

  •
  Tamale RMS® (Research Management Solution) is a software solution that helps portfolio managers and analysts easily capture, access and share their research in order to manage investment ideas more effectively and document a firm's investment process. Tamale RMS creates a research workspace with all of the portfolio managers' and analysts' research-related information, such as notes, reports, financial models, contacts, calendar appointments and essential Web sites at their fingertips. It features an open, enabling platform that allows firms to build custom workflows to integrate both quantitative and qualitative information easily. Tamale RMS is highly configurable and organizes information around the workflow of each investment professional and provides features that optimize the research process.

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

  •
  Advent Rules Manager® is a tightly integrated solution that meets investment management firms' increasingly complex trading compliance and portfolio monitoring requirements. Advent Rules Manager is a rules-based system that enables firms to define their trading and portfolio policies easily and accurately, and automates their control and review. Automated record keeping and easy reporting save time and eliminate the cost of hiring additional resources. Firms can efficiently manage portfolios, trading, compliance workflow, and safeguard their client commitments. Putting policies into practice, firms strengthen their competitive advantages and are able to attract and retain institutional clients. Advent Rules Manager helps firms' record, test and compare their compliance practices against their policies, demonstrating that their compliance programs are managed proactively.

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

  •
  Syncova Margin, Syncova Financing and Syncova Essentials are a family of automated and highly configurable calculation solutions that facilitates the management and transparency of margin, financing and stock borrow terms and fees. The Syncova solutions include Syncova Margin, Syncova Financing and Syncova Essentials and are designed specifically to address the increasingly complex relationships between hedge funds and prime brokers, Syncova solutions enable customizable rule definition, analysis, reconciliation, replication, optimization, alerting and reporting. In addition, Syncova solutions respond to the growing demands of investors for better controls, reporting and transparency, and meets the evolving regulatory compliance requirements. Syncova Margin and Syncova Financing are available on a locally installed basis, and Syncova Essentials is available as a hosted solution.

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

Software-as-a-Service (SaaS)

  •
  Advent OnDemand® is the SaaS delivery of Advent's suite of investment management solutions, which are hosted either by Advent or by a third party and are offered with or without fully outsourced data management services. Data management services include full account aggregation, daily portfolio reconciliation, corporate actions processing and reference data management. Advent OnDemand is ideal for those firms that want to leverage Advent's solutions but want to minimize IT and operational responsibility.

  •
  Black Diamond offers a purpose-built platform for independent advisors and wealth managers that provide innovative and dynamic portfolio management and reporting delivered through an easy-to-use, feature-rich web-based application. Advisors can access Black Diamond's customizable portfolio management and reporting online from anywhere, anytime without the need to maintain costly technology infrastructures. Black Diamond also provides outsourced daily reconciliation and data management services so firms can focus their efforts on servicing clients and growing their business rather than managing complex back office functions.

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

Support and Maintenance Services

        Due to the mission-critical nature of our products, almost all of our perpetual license clients purchase support and maintenance, which entitles them to technical support through Advent's Client Services group and to product upgrades as they become available. Term license customers receive support and maintenance services as part of the term license offering. We continually upgrade and enhance our products to respond to changing market needs, evolving regulatory requirements and new technologies.

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

        In 2011, our Asset Management Group's Client Support and Professional Services organizations achieved certification under the Service Capability and Performance (SCP) Standards for the seventh and third year, respectfully. By certifying both organizations, we continue to be the only investment management software provider to have achieved this status.

Alliance Program

        Our Alliance Program is designed to benefit our clients and our partners. The program provides a means by which partners can develop, promote, and sell their products, services, and solutions in conjunction with our solutions. Advent's Alliance Program was created to further extend our product and service offerings.

Sales and Marketing

        In 2011, we primarily licensed and sold Advent products and services through five sales groups, which are organized by product, customer type and geographic region. The sales groups include a direct sales organization (comprised of both field sales and tele-sales representatives) as well as product marketing and product management groups, which are responsible for assessing market opportunities and collaborating with our product development organization on product planning and management. The sales groups are as follows:

  •
  Global Accounts, selling solutions based on Geneva, Advent Partner, Advent Custodial Data and Syncova as well as associated products and services, into the prime broker, hedge fund, fund administrator and global asset management markets;

  •
  Asset Management Group, selling solutions based on APX, Axys, Moxy, Advent Revenue Center, Advent Rules Manager, Advent Custodial Data, Advent Corporate Actions, Advent OnDemand and associated products and services to asset management firms, wealth management firms, banks and trusts, hedge funds, family offices and financial advisors;

  •
  Black Diamond, selling Black Diamond's BlueSky platform to advisory firms;

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

Product Development

        In fiscal 2011, 2010 and 2009, our product development expenses were $57.6 million, $51.4 million and $48.4 million, respectively. We also capitalized $2.5 million, $2.2 million and $3.0 million of software development costs in 2011, 2010 and 2009, respectively. Our product development organization builds product enhancements and new products, incorporates new technologies into existing products and sustains the quality of our current products. Our product development activities include the identification and validation of product specifications as well as engineering, quality assurance and documentation.

        Our new products and product upgrades require varying degrees of development time, depending upon the complexity of the accounting requirements and securities regulations which they are intended to address, as well as the number and type of features incorporated. To date, we have generally relied upon internal development for our products. We have in the past acquired, and may again in the future acquire, additional technologies or products from third parties. For example, during 2011, we acquired Syncova, a UK-based company that provides margin management and financing software to hedge funds and prime brokers and Black Diamond, a provider of web-based, outsourced portfolio management and reporting platforms for independent advisors. In March 2010, we acquired Goya AS to allow us to provide transfer agency-related solutions to mutual fund managers and mutual fund distributors, and in October 2008, we acquired Tamale Software, a provider of research management software which helps investment professionals manage their workflow and research process. We intend to continue to support industry standard operating environments, architectures and network protocols.

Unfilled License Orders, Deferred Revenues and Backlog

        Unfilled license orders represent license orders that have been received from our customers for the license of our software products but have not been shipped as of the end of the applicable fiscal period. Our customers generally do not cancel orders for our software products; however, we do not believe that unfilled license orders are a consistent or reliable indicator of future results. Unfilled license orders as of December 31, 2011 and 2010 totaled $2.7 million and $2.6 million, respectively.

        Total deferred revenue includes deferred perpetual license, term license, maintenance, outsourcing, data services and professional services. Deferred perpetual license revenue is recognized when a contingency, such as a future product deliverable committed in the contract, is removed. Deferred term license revenue is generally recognized over the contract length. Deferred maintenance revenue is generally recognized over the service period, which is typically twelve months. Deferred professional services revenue is either recognized over the period the specific services are rendered, or over the related contract period once completed, when sold in conjunction with a multi-year term license.

        In 2009, we substantially completed our transition to selling term instead of perpetual licenses. We believe that the move to a term license model increases the value over the long-term of each customer relationship and improves the predictability of our revenues. We generally recognize revenue from term licenses ratably over the period of the contract term which varies from one to five years but is typically three years. For these term contracts, we invoice the customer annually in advance. As a result, the first year's contract value is included in deferred revenue while subsequent years of the contracted value are not (unless the subsequent years are prepaid by the client, which is typically not the case). During the subsequent years, annual term billing results in an increase in deferred revenues at the commencement of each annual billing period. Total deferred revenues were $174.9 million and $154.2 million at December 31, 2011 and 2010, respectively. The increase during 2011 is primarily due to the increase in deferred revenues from term licenses and term implementations.

        We define backlog as the value of multi-year term license, outsourcing and data service contracts which contain a binding commitment for the full contract term, less any amounts from those contracts already invoiced. We exclude annual contracts from the backlog calculation since they contain annual renewal options (for example, annual term licenses, annual maintenance or data reconciliation contracts). Our total backlog was approximately $133.0 million and $126.6 million as of December 31, 2011 and 2010, respectively.

        For additional information regarding factors that affect the timing of the recognition of software license revenue, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Revenue Recognition and Deferred Revenues."

Competition

        The market for investment management software is characterized by the relative size of the organizations that manage and advise on investment portfolios. The market is competitive and highly fragmented. It is subject to rapid change and is sensitive to new product introductions and marketing efforts by industry participants. Competitors vary in size, scope of services offered and platforms supported. Our largest single source of competition is from proprietary systems used by our existing and potential clients, some of whom develop their own software for their particular needs and therefore may be reluctant to license software products offered by third party vendors such as Advent. We also face significant competition from other providers of software and related services as well as providers of outsourced services such as Broadridge Financial Solutions, Charles River Development,

the Checkfree APL subsidiary of Fiserv, DST International, the Eagle Investment Systems subsidiary of Bank of New York/Mellon Financial Corporation, Envestnet the Eze Castle Software subsidiary of BNY ConvergEx Group, FactSet Research Systems, FT Interactive Data, the IBSI division of SunGard, INDATA, the LatentZero division of Fidessa group plc, Linedata Services, the Macgregor division of Investment Technology Group, the PORTIA division of Thomson Reuters, Schwab Performance Technologies, SimCorp A/S, SS&C Technologies, Tamarac, and Morningstar. Many of our largest competitors have longer operating histories and greater financial, technical, sales and marketing resources, due in part to the on-going consolidation in our markets. Since 2005, many of our competitors have been acquired by larger enterprises, and it is possible that even larger competitors will be created through additional acquisitions of companies and technologies. We believe that Advent competes effectively in terms of the most predominant competitive differentiators, which include product performance and functionality, ease of use, scalability, ability to integrate external data sources, product and company reputation, client service and price.

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

Employees

        As of December 31, 2011, we had 1,201 employees, including approximately 486 in client services and support, 223 in sales and marketing, 323 in product development and 169 in general and administration. Of these employees, 966 were located in the United States and 235 were based internationally. We endeavor to maintain competitive compensation, benefits, equity participation and work environment policies in order to attract and retain qualified personnel. None of our employees are represented by a labor union. We have not experienced any work stoppages and we believe our employee relations are good.

 Executive Officers of Registrant

        The following sets forth certain information regarding the executive officers of the Company as of February 1, 2012:

Name	Age	Position
Stephanie G. DiMarco	54	Chief Executive Officer (CEO)
David Peter F. Hess Jr.	41	President
John P. Brennan	55	Senior Vice President, Human Resources and Facilities
James S. Cox	40	Senior Vice President and Chief Financial Officer

        Ms. DiMarco founded Advent in June 1983. She served as Chairman of the Board from November 1995 until December 2003. Ms. DiMarco currently serves as Chief Executive Officer since her appointment to the position in December 2003, after serving on an interim basis from May 2003. Ms. DiMarco also served as Chief Financial Officer from December 2008 to September 2009, after serving on an interim basis from July 2008. Previously, she had served as President from June 1983 to April 1997 and again from May 2003 to December 2008, and as Chief Executive Officer from June 1983 to November 1999. She is a former member of the Board of Trustees of the UC Berkeley Foundation, serves on the Advisory Board of the College of Engineering at the University of California, Berkeley, and is a San Francisco Foundation board member and Chairman of its Investment Committee and former member of the Audit Committee. Ms. DiMarco holds a B.S. in Business Administration from the University of California at Berkeley. Ms. DiMarco will step down as CEO effective June 30, 2012. Ms. DiMarco continues to serve as a Director on Advent's Board and will be transitioning to an advisory role for the company's senior management.

        Mr. Hess joined Advent in 1994. He was appointed as President of Advent in December 2008. Mr. Hess is responsible for the worldwide marketing, sales and services for the Company's Investment Management, Global Accounts, Straight-Through-Processing (STP) and Tamale Research Management groups as well as the Company's international operations. From February 2007 to December 2008, Mr. Hess served as Executive Vice President and General Manager of Advent's Investment Management Group. From May 2004 to February 2007, Mr. Hess served as Executive Vice President and General Manager of our Global Accounts group. In this role, Mr. Hess had global responsibility for strategy, product marketing, sales, services, and support of Advent solutions for the asset management industry's largest firms. Mr. Hess has held a variety of other positions in the company including Vice President of Sales and Vice President of Marketing. Mr. Hess holds a B.A. from Princeton University. On January 3, 2012, our Board of Directors appointed Mr. Hess to the position of CEO and President, effective June 30, 2012.

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

Recent Developments

        On December 14, 2011, Lily S. Chang notified the Company of her intention to retire as Executive Vice President and Chief Technology Officer effective January 31, 2012.

        On January 3, 2012, our Board of Directors (the "Board") appointed the Company's President, David Peter F. Hess, 41, as Chief Executive Officer (CEO) effective June 30, 2012. Mr. Hess will succeed Stephanie G. DiMarco, Founder, CEO and a director of the Company, who is stepping down as CEO effective June 30, 2012. Ms. DiMarco will continue to serve as a member of the Board and will be available as an advisor to the Company's senior management.

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

        Total recurring revenues, which we define as term license, maintenance from term and perpetual arrangements, other recurring revenue and Asset Under Administration (AUA) fees for certain perpetual arrangements, represented 89%, 89% and 88% of total net revenues during 2011, 2010 and 2009, respectively. We expect to continue to derive a significant portion of our revenue from our clients' renewal of term license, perpetual maintenance and other recurring contracts and such renewals are critical to our future success. Some factors that may affect the renewal rate of our contracts include:

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

        Most of our perpetual license customers have historically renewed their annual maintenance although our customers have no obligation to renew such maintenance after the first year of their license agreements and our perpetual license maintenance revenues have been trending downward and decreased 3% and 2% during fiscal 2011 and 2010, respectively. In addition, market downturns, such as the downturn beginning in the fall of 2008, and other factors have caused, and may in the future cause, some clients not to renew their maintenance; reduce their level of maintenance; not renew their term license contracts; or renew such term licenses for fewer products or users, all of which adversely affects our renewal rates and revenue from these customers. Our renewal rates are based on cash collections and are disclosed one quarter in arrears. Our reported quarterly renewal rate for perpetual maintenance and term license renewals may fluctuate. For example, our disclosed quarterly renewal rates during 2011 and 2010 were higher than the corresponding periods in 2009, but below those in 2008. Decreases in renewal rates reflect reduced maintenance expenditures, reduced term license renewals, customer attrition, and reductions in products licensed or number of users by clients, as well as from slower payments received from renewal clients.

        We have relatively limited experience with renewals of our term license contracts. We have even less experience with renewals of certain other recurring contracts, such as our SaaS-based offerings, Advent OnDemand and Black Diamond which we acquired in June 2011. Our customers have no obligation to renew their term license or other recurring contracts and given the relatively limited number of years in which we have experience renewing term license and other recurring contracts and fluctuations in term license renewal rates, it is difficult to predict expected renewal rates. Additionally, we cannot predict whether the renewals will be less advantageous to us than the original term or other recurring contract. For example, the renewal periods for our term license contracts are typically shorter than our original term license contract and customers may request a reduction in the number of users or products licensed, resulting in a lower annual term license. Further, customers may elect to not renew their term license or other recurring contracts at all. We may incur significantly more costs in securing our term license or other recurring contract renewals than we incur for our perpetual maintenance renewals. If our term license or other recurring contract customers renew under terms less favorable to us or choose not to renew their contracts, or if it costs significantly more to secure a renewal for us, our operating results may be harmed.

Our sales cycle is long and we have limited ability to forecast the timing and amount of specific sales and the timing of specific implementations.

        The licensing of our software products and services often requires prospective customers to provide significant executive-level sponsorship and to make major systems architecture decisions. As a result, we must generally engage in relatively lengthy sales and contracting efforts. Sales transactions may therefore be delayed during the customer decision process because we must provide a significant level of education to prospective customers regarding the use and benefit of our products. Our business and prospects are subject to uncertainties in the financial markets that can cause customers to remain cautious about capital and information technology expenditures, particularly in uncertain economic environments, or to decrease their information technology budgets as an expense reduction measure. The sales cycle associated with the purchase of our solutions is typically between two and twelve months depending upon the size of the client, and is subject to a number of significant risks that have impacted our sales and over which we have little or no control, including broader financial market volatility, adverse economic conditions, customers' budgeting constraints, internal selection procedures, and changes in customer personnel, among others.

        As a result of a lengthy and unpredictable sales cycle, we have limited ability to forecast the timing and amount of specific perpetual license sales, or term license, Advent OnDemand and Black Diamond sales which we report quarterly as annual contract value (ACV) bookings. The timing of large individual license sales is especially difficult to forecast, and we may not be successful in closing large license transactions on a timely basis or at all. Customers may postpone their purchases of our existing products or product enhancements in advance of the anticipated introduction of new products or product enhancements by us or our competitors. Accordingly, our level of ACV bookings in any particular period is subject to significant fluctuation. For example, during 2010, our ACV bookings increased by 25% compared to 2009. During 2011, our ACV bookings increased by 6%, compared to 2010.

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

        During 2011, 2010 and 2009, we recognized 89%, 89% and 88%, respectively, of total net revenues from recurring sources. We generally recognize revenue from these sources ratably over the terms of these agreements, which typically range from one to three years. As a result, almost all of our revenues in any quarter are generated from contracts entered into during previous periods.

        Consequently, a significant decline in new business generated in any quarter may not materially affect our results of operations in that quarter but will have an impact on our revenue growth rate in future quarters. We also experience fluctuations and seasonality in our new business generated each quarter. For example, while ACV bookings in the fourth quarter of 2011 increased by 31% compared to ACV bookings in the comparable 2010 period and increased by 60% compared to the third quarter of 2011, ACV bookings decreased 5% in the first nine months of 2011 compared to the first nine months of 2010. Additionally, a decline in renewals of term agreements, maintenance or data and other subscription contracts during a quarter will not be fully reflected in our financial performance in that quarter. For example, because we recognize revenue ratably, the non-renewal of term agreements or maintenance contracts late in a quarter may have very little impact on revenue for that quarter, but will reduce revenue in future quarters. In addition, we may be unable to adjust our costs in response to reduced revenue.

        Further, because of the large percentage of revenue from recurring sources in our term license business model, our historical operating results on a generally accepted accounting principles (GAAP) basis will not necessarily be the sole or most relevant factor in predicting our future operating results. Accordingly, we report certain non-GAAP or operational information, including our quarterly bookings metrics (expressed as ACV) and maintenance and term license renewal rates, that is intended to provide investors with certain of the information that management uses as a basis for planning and forecasting of future periods. However, we believe that undue reliance should not be placed upon non-GAAP or operating information because this information is neither standardized across companies nor subjected to the same control activities and audit procedures that produce our GAAP financial results.

Uncertain economic and financial market conditions adversely affect our business.

        The market for investment management software systems has been and may in the future be negatively affected by a number of factors, including reductions in capital expenditures by customers and volatile performance of major financial markets. Ongoing macroeconomic concerns in 2011, such as the Euro-zone default risk and US debt ceiling debate, resulted in a cautious buying environment and elongated sales cycles in some instances. Since the fall of 2008, we experienced some clients and prospects delaying or cancelling additional license purchases and others went out of business, reduced personnel, or were acquired, which we expect to experience should the financial markets face future hardship. The target clients for our products include a range of financial services organizations that manage investment portfolios. The success of many of our clients is intrinsically linked to the health of the financial markets. The demand for our solutions has been and continues to be disproportionately affected by fluctuations, disruptions, instability and downturns in the economy and financial services industry, which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products.

        In addition, the failure of existing investment firms or the slowdown in the formation of new investment firms could cause a decline in demand for our solutions. Consolidation of financial services firms and other clients will result in reduced technology expenditures or acquired customers using the acquirer's own proprietary software and services solutions or the solutions of another vendor. In some circumstances where both acquisition parties are customers of Advent, the combined entity may require fewer Advent products and services than each individually licensed prior to becoming a combined entity, thus reducing our revenue. Challenging economic conditions may also cause our customers to experience difficulty with gaining timely access to sufficient credit or our customers may become unable to pay for the products or services they have purchased, which could result in their inability to fulfill or make timely payments to us. If that were to occur, our ability to collect receivables would be negatively affected, and our reserves for doubtful accounts and write-offs of accounts receivable may increase.

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

        The market for investment management software is competitive and highly fragmented, is subject to rapid change and is sensitive to new product introductions and marketing efforts by industry participants. Our largest single source of competition is from proprietary systems used by existing and potential clients, many of whom develop their own software for their particular needs and therefore may be reluctant to license software products offered by third party vendors such as Advent. We also face significant competition from other providers of software and related services as well as providers of outsourced services. Many of our competitors have longer operating histories and greater financial, technical, sales and marketing resources than we do. In addition, consolidation has occurred among some of the competitors in our markets. Competitors vary in size, scope of services offered and platforms supported. In recent years, many of our competitors have merged with each other or with other larger third parties, and it is possible that even larger companies will emerge through additional acquisitions of companies and technologies. Consolidation among our competitors may result in stronger competitors in our markets and may therefore either result in a loss of market share or harm our results of operations. In addition, we also face competition from potential new entrants into our markets that may develop innovative technologies or business models, particularly for SaaS businesses where barriers to entry are relatively lower. Furthermore, competitors may respond to weak market conditions by lowering prices, offering better contractual terms and attempting to lure away our customers and prospects with lower cost solutions. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure will not result in price reductions, reduced operating margins or loss of market share, any one of which could seriously harm our business. We must continue to introduce new products and product enhancements.

        The market for our products is characterized by rapid technological change, changes in customer demands, evolving industry standards and new regulatory requirements. New products based on recent technologies or new industry standards can render existing products obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop new products or product enhancements that address the future needs of our target markets and respond to their changing standards and practices. We continue to release numerous products and product upgrades and we believe our future success depends on continuing such releases. Additionally, in October 2008, we acquired Tamale Software which enables us to offer a new product in the nascent research management field and in March 2010, Advent Norway AS acquired Goya AS to allow us to provide transfer agency-related solutions to mutual fund managers and mutual fund distributors. In addition, in February 2011, Advent Software, Inc. acquired Syncova Solutions, Ltd., a United Kingdom-based company that provides margin management and debt finance reconciliation and optimization software and in June 2011, we acquired Black Diamond, a Florida-based company that provides a web-based, outsourced portfolio management and reporting platforms for investment advisors. However, it is too early to know whether these products will meet anticipated sales or will be broadly accepted in the market, whether a market will develop as expected for these new products or whether we will continue to introduce more products.

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

We depend heavily on our Geneva®, APX, Axys® and Moxy® products.

        We derive a majority of our net revenues from the license and maintenance revenues from our Geneva, APX, Axys and Moxy products. In addition, Moxy and many of our applications, such as Partner and various data services, have been designed to provide an integrated solution with Geneva, APX, and Axys. As a result, we believe that for the foreseeable future a majority of our net revenues will depend upon continued market acceptance of Geneva, APX, Axys and Moxy, and upgrades to those products.

Our operating results may fluctuate significantly.

        Revenues from recurring sources have grown from 88% in 2009, to 89% in 2010 and 89% in 2011, respectively. During fiscal 2011, term license revenues comprised approximately 46% of recurring revenues as compared to approximately 43% and 43% in fiscal 2010 and 2009, respectively. Term license contracts are comprised of both software licenses and maintenance services.

        When a customer purchases a term license together with implementation services, we do not recognize any revenue under the contract until the implementation services are substantially completed and then we recognize revenue ratably over the remaining length of the contract. If the implementation services are still in progress as of quarter-end, we will defer all of the contract revenues to a subsequent quarter. At the point professional services are substantially completed, we recognize the professional services fees earned and related expenses, and a pro-rata amount of the term license revenue based on the elapsed time from the start of the term license to the substantial completion of professional services. During 2009, the revenue recognized from completed implementations exceeded the revenue deferred from projects in the process of being implemented, resulting in a net recognition of revenue of $6.1 million for fiscal 2009, composed of $3.5 million of term license revenue and $2.6 million of professional services revenue. Subsequently in 2010 and 2011, we returned to our prior trend of net term license revenue deferral. In future periods, our revenues related to completed implementations may vary depending on the number of projects that reach substantial completion during the quarter. Term license revenue for the remaining contract years and the remaining deferred professional services revenue and related expenses are recognized ratably over the remaining contract length. The term license component of the deferred revenue balance will increase or decrease in the future depending on the amount of new term license bookings relative to the number of implementations that reach substantial completion in a particular quarter. Although our substantial revenue from recurring sources under our term license model provides us with longer term stability and more visibility in the short term, our quarterly net revenues and operating results may still fluctuate significantly depending on these and other factors. Our expense levels are relatively fixed in the short-term. Due to the fixed nature of these expenses, combined with the relatively high gross margin historically achieved on our products, an unanticipated decline in net revenues in any particular quarter may adversely affect our operating results.

        In addition, we experience seasonality in our licensing. We believe that this seasonality results primarily from customer budgeting cycles and expect this seasonality to continue in the future. The fourth quarter of the year typically has more licensing activity. That can result in ACV bookings and perpetual license fee revenue being the highest in the fourth quarter, followed by lower term license bookings and perpetual license revenue in the first quarter of the following year. This seasonality has been, and may be in the future, adversely affected by market downturns and uncertain economic conditions. Also, term licenses entered into during a quarter may not result in recognition of associated revenue until later quarters, as we begin recognizing revenue for such licenses when the related implementation services are substantially complete.

        Because of the above factors, we believe that quarter-to-quarter comparisons of our operating results are not necessarily reliable indicators of future performance.

Our stock price may fluctuate significantly.

        Like many other companies, our stock price has been subject to wide fluctuations in recent quarters as a result of market volatility. If ACV bookings, net revenues or earnings in any quarter or our financial guidance for future periods fail to meet the investment community's expectations, our stock price is likely to decline. Even if our ACV bookings, revenues or earnings meet or exceed expectations, our stock price is subject to decline in periods of high market volatility because our stock price is affected by trends in the financial services sector and by broader market trends unrelated to our performance. Unfavorable or uncertain economic and market conditions, which can be caused by many factors, including declines in economic growth, business activity or investor or business confidence; limitation on the availability or increases in the cost of credit or capital; increases in inflation, interest rates, exchange rate volatility, default rates or the price of basic commodities; corporate, political or other scandals that reduce investor confidence in capital markets; outbreaks of hostilities or other geopolitical instability; natural disasters or pandemics; or a combination of these or other factors, have adversely affected, and may in the future adversely affect, our business, profitability and stock price.

Our increased emphasis on delivering our products as Software-as-a-Service (SaaS) may give rise to risks that could harm our business.

        Currently, we offer our suite of products to our customers on premise and over the web on an Advent-hosted or third party-hosted basis. Advent OnDemand and Black Diamond are delivered over the web as our current SaaS product offerings. We plan to continue to expand our current and future SaaS product offerings, including making them available on mobile devices, and we believe that over time our SaaS-based product offerings will comprise an increasing share of our total recurring revenues as more customers adopt SaaS as their preferred solution. The SaaS-based delivery model may vary from the way we price and deliver our products to customers on premise under term licenses. The SaaS-based model will require continued investment in product development and SaaS operations, and may give rise to a number of risks, including the following:

  •
  Increased competition from current or new SaaS-based solutions providers that offer lower priced or more advanced solutions;

  •
  Our increased focus on SaaS-based products may raise concerns among our installed, term license customer base;

  •
  Increased price competition with current or new competitors, resulting in eroding profit margins; and

  •
  We may incur higher operating costs and customer-information security risks associated with hosting large quantities of customer information.

Our outsourcing and data integration services are subject to risks that may harm our business.

        Our clients rely on our outsourcing and data services to meet their operational needs, including account aggregation and reconciliation. The amount and type of client-related data hosted by Advent also is substantially increasing, and we are providing outsourcing and data integration services in more foreign jurisdictions. Furthermore, our business is becoming increasingly reliant on providing outsourcing and data services. This exposes the Company to many risks. In connection with cyber attacks or other attempts at unauthorized access, our security measures and those of third parties upon whom we rely could be breached, resulting in unauthorized access to our information or our clients' information. Furthermore, due to the complexity of our services and because we also utilize third party data and other vendors, our services may have undetected errors or defects, service disruptions, delays, or incomplete or incorrect data that could result in unanticipated downtime for our customers, failure to meet service levels and service disruptions. Such potential errors, defects, delays, disruptions, performance problems and security breaches may damage our clients' business, harm our reputation, result in losing future sales, cause clients to withhold payment or terminate or not renew their agreements with us, and subject us to litigation and other possible liabilities.

If our relationship with Financial Times/Interactive Data is terminated, our business may be harmed.

        Many of our clients use our proprietary interface to retrieve pricing and other data electronically from Financial Times/Interactive Data ("FTID"). FTID pays us a commission which we classify as other recurring revenues. The commission is based on FTID's revenues from providing this data to our clients. Our software products have been customized to be compatible with their system and our software would need to be redesigned to operate with additional alternative data vendors if FTID's services were unavailable for any reason. Non-renewal of our current agreement with FTID would require at least two years' prior notice by either us or them and the agreement may be terminated upon 90 days' advance notice for an uncured material breach of the other party. While we have contracts with other data vendors for substantially similar financial data with which our products can be used, if our relationship with FTID was terminated or their services were unavailable to clients for any reason, we cannot be certain that we could enter into contracts with additional alternative data providers, or that other relationships would provide similar commission rates to us or if the amount of data used by our clients would remain the same, and our operating results could suffer or our resources could be constrained from the costs of redesigning our software.

If our large subscription-based clients or if our revenue sharing relationships are terminated, our business may be harmed.

        In recent years, Advent has periodically entered into contracts relating to our subscription, data management revenue streams and outsourced services with contract values that are substantially larger than we have customarily entered into in the past, including our agreement with TIAA-CREF which is up for renewal in 2013. We do not know whether we will be able to continue to sign large recurring revenue contracts of this nature or if such clients will renew their contracts at similar rates, if at all. Some of these agreements are subject to milestones, acceptance and penalties and there is no assurance that these agreements will be fully implemented. In addition, we have revenue sharing agreements with other companies that provide revenue to Advent for our clients' use of those companies' services and products. Our operating results could be adversely impacted if these agreements are not fully implemented, terminated or not renewed, or if we are unable to continue to generate similar opportunities and enter similar or larger sized contracts in the future.

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

        We market and sell our products in the United States and, to a growing extent, internationally. Revenues derived from international sales comprised 18%, 15% and 14% of our total revenues in 2011, 2010 and 2009, respectively. We have international subsidiaries in Hong Kong, China, Singapore, Denmark, Netherlands, Norway, Sweden, Switzerland, England and in the United Arab Emirates.

        We cannot be certain that establishing businesses in other countries will produce the desired levels of revenues, such as in the case of our former Greek subsidiary, Advent Hellas, which produced less than satisfactory revenues and profitability before its sale by Advent in 2005. Also, worldwide and regional volatility in financial markets may disrupt our sales efforts in overseas markets. We currently have limited experience in developing localized versions of our products and marketing and distributing our products internationally. In other instances, we may rely on the efforts and abilities of foreign business partners in such markets. For example, we previously outsourced certain engineering activities to a business partner located in China until we transitioned those contract developers to become employees of our Beijing office. In addition, international operations are subject to other inherent risks, including:

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

        Periodically we seek to grow through the acquisition of additional complementary businesses. In October 2008, we completed the acquisition of Tamale Software, Inc., which provides research management software. In March 2010, our wholly-owned Norwegian subsidiary, Advent Norway AS, acquired the entire share capital of Goya AS, a Norwegian software company that provides transfer agency-related solutions to mutual fund managers and mutual fund distributors. More recently, in February 2011, Advent Software, Inc. acquired Syncova Solutions, Ltd., a United Kingdom-based company that provides margin management and debt finance reconciliation and optimization software and in June 2011, Advent Software, Inc. acquired Black Diamond, a Florida-based company that provides web-based, outsourced portfolio management and reporting platforms for independent advisors.

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

        We may make additional acquisitions of complementary companies, products or technologies in the future. In addition, we periodically evaluate the performance of all our products and services and may sell or discontinue current products, product lines or services, particularly as we focus on ways to streamline our operations. For example, in October 2009, we divested our MicroEdge subsidiary. Failure to achieve the anticipated benefits of any acquisition or divestiture could harm our business, results of operations and cash flows. Furthermore, we may have to incur debt, write-off investments, infrastructure costs or other assets, incur severance liabilities, write-off impaired goodwill or other intangible assets or issue equity securities to pay for any future acquisitions. Sufficient financing may not be available to us on sufficiently advantageous terms, or at all, and if our existing credit facility is inadequate to meet our needs its existence may make it significantly more difficult to acquire any additional debt. The issuance of equity securities could dilute our existing stockholders' ownership. Finally, we may not identify suitable businesses to acquire or negotiate acceptable terms for future acquisitions.

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

        Our cash equivalent and short-term investment portfolio as of December 31, 2011 and December 31, 2010 consisted of US government, foreign government (predominantly Sweden) and commercial debt securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

        As a result of adverse financial market conditions, investments in some financial instruments may pose risks arising from recent market liquidity and credit concerns. As of December 31, 2011 and December 31, 2010, we had no impairment charges associated with our short-term investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain materially unimpaired. In addition, the decrease in interest rates has materially decreased the interest income we receive on our investments.

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

        Our products and services may contain undetected errors or scalability limitations at any point in their lives, but particularly when first introduced or as new versions are released. We frequently release new versions of our products, such as during 2011, when we released new versions of APX, Axys, Geneva, Moxy and Tamale RMS, among others . Despite testing by us and by current and potential customers, errors may not be found in new products and services until after commencement of commercial shipments or use, resulting in a loss of or a delay in market acceptance, damage to our reputation, customer dissatisfaction and reductions in revenues and margins, any of which could seriously harm our business. Additionally, our agreements with customers that attempt to limit our exposure to liability claims may not be enforceable in jurisdictions where we operate, particularly as we expand into new international markets.

Two of our principal stockholders have an influence over our business affairs and may make business decisions with which you disagree and which may adversely affect the value of your investment.

        Our Chief Executive Officer and the Chairman of our board of directors own or control, indirectly or directly, a substantial number of shares of our common stock (approximately 7% and 31%, respectively, as of January 31, 2012). As a result, if these parties were to act together, they would have the ability to exert significant influence on matters submitted to our stockholders for approval, such as the election or removal of directors, amendments to our certificate of incorporation or the approval of a business combination. These actions may be taken even if they are opposed by other stockholders or it may be difficult to approve these actions without their consent. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

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

        The Dodd-Frank Wall Street Reform and Protection Act of 2010 ("Dodd-Frank Act") represents a comprehensive overhaul of the financial services industry within the United States, established the new federal Bureau of Consumer Financial Protection (the "BCFP"), and will require the BCFP and other federal agencies to implement many new rules. While the general framework of the reforms is set forth in the Dodd-Frank Act, it provides for numerous studies and reports and the adoption and implementation of rules and regulations by regulatory agencies over the following four years to clarify and implement the Dodd-Frank Act's requirements fully.

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

        Additionally, as a publicly-traded company, we are subject to significant regulations including the Dodd-Frank Act and the Sarbanes-Oxley Act of 2002 ("the Sarbanes-Oxley Act"). There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas. Our efforts to comply with these requirements could result in an increase of our operating and compliance costs.

        The Sarbanes-Oxley Act required changes in some of our corporate governance and securities disclosure and/or compliance practices. As part of the Act's requirements, the SEC enacted new rules on a variety of subjects, and the Nasdaq Stock Market enacted new corporate governance listing requirements. These developments have increased and may in the future increase our accounting and legal compliance costs and could also expose us to additional liability if we fail to comply with these or other new rules and reporting requirements. In fiscal 2011, 2010, and 2009, we incurred approximately $0.4 million, $0.4 million and $0.5 million, respectively, in Sarbanes-Oxley Act related expenses consisting of external consulting costs. In addition, such developments may make retention and recruitment of qualified persons to serve on our board of directors, or as executive officers, more difficult.

Changes in, or interpretations of, accounting principles could result in unfavorable accounting charges.

        We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("US GAAP"). These principles are subject to interpretation by us, the SEC and various bodies formed to interpret and create accounting principles. A change in these principles or a change in the interpretations of these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Some of our accounting principles that have been or may be affected include:

  •
  Software revenue recognition;

  •
  Accounting for stock-based compensation;

  •
  Accounting for income taxes; and

  •
  Accounting for business combinations and related goodwill.

        For example, the US-based Financial Accounting Standards Board ("FASB") is currently working together with the International Accounting Standards Board ("IASB") on several projects intended to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow GAAP under SEC regulations and those who are required to follow International Financial Reporting Standards ("IFRS") outside of the US. These efforts by the FASB and IASB may result in different accounting principles under GAAP that may result in different financial results for us in areas including, but not limited to, principles for recognizing revenue, lease accounting and financial statement presentation. A change in accounting principles may have a material impact on our financial statements and may retroactively adversely affect previously reported transactions.

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

Borrowings under our credit agreement must be repaid if we fail to comply with certain covenants.

        In November 2011, we entered into a credit agreement which provides us credit for an aggregate amount of $150.0 million. We have in the past, and may in the future, borrow under the credit agreement in order to fund working capital requirements, make share repurchases of our common stock or fund acquisitions. In addition, if our anticipated cash flow from our recurring sources of revenue is materially impaired due to customer defaults or failure to renew term licenses other recurring agreements or maintenance contracts, our ability to borrow under the credit agreement, or continue to meet the contractual covenants, may be compromised. Our continued ability to borrow under our credit agreement is subject to compliance with certain financial and non-financial covenants. The financial covenants require us to maintain compliance with a consolidated leverage ratio, a consolidated interest coverage ratio and a minimum level of liquidity. Our failure to comply with such covenants could cause default under the agreement, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unfavorable terms. In the event of a default which is not remedied within the prescribed timeframe, the assets of the Company (subject to the amount borrowed) may be attached or seized by the lender.

Security risks may harm our business.

        Maintaining the security of computers, computer networks, hosted solutions and the transmission of confidential information over public networks, and protecting against cyber attacks and other cyber incidents, is essential to commerce and communications, particularly in the market in which Advent operates. Efforts of others to seek unauthorized access to Advent's or its clients' information, computers and networks or introduce viruses, worms and other malicious software programs that disable or impair computers into our systems or those of our customers or other third parties, could disrupt or make our systems and services inaccessible or allow access to proprietary information and data of Advent or its clients. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments, could also be used by those seeking such unauthorized access and result in compromises or breaches of the security of our systems, products or services. Our security measures may be inadequate to prevent cyber attacks and other security breaches, exposing us to a risk of data loss, financial loss, harm to reputation, business interruption, litigation and other possible liabilities, as well as possibly requiring us to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by such breaches.

Potential changes in securities laws and regulations governing the investment industry's use of soft dollars may reduce our revenues.

        Some of our clients utilized trading commissions ("soft dollar arrangements") to pay for software products and services. During each of fiscal 2011, 2010 and 2009, the total value of Advent products and services paid with soft dollars was approximately 3% of our total billings. Such soft dollar arrangements could be impacted by changes in the regulations governing those arrangements.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal executive offices are located in San Francisco, California. The table below summarizes the principal properties that are leased as of December 31, 2011:

		Use of Property
Location	Approx. Square Footage	Sales and Support	Marketing	Product Development	Administrative
United States:
San Francisco, CA (2 properties)*	196,384	X	X	X	X
New York, NY (2 properties)*	37,451	X	X	X	X
Boston, MA (2 properties)*	31,365	X	X	X	X
Jacksonville, FL (2 properties)*	25,430	X	X	X	X
New Rochelle, NY	16,336	X	X
Other	628	X
Europe and Middle East:
London, United Kingdom (2 properties)*	19,604	X	X		X
Stockholm, Sweden	4,489	X		X	X
Stavanger, Norway	4,435	X		X
Copenhagen, Denmark	3,475	X		X	X
Dubai, United Arab Emirates	1,939	X			X
Oslo, Norway	1,920	X	X	X
Zurich, Switzerland	1,830	X
Bracknell, United Kingdom	1,756				X
Asia:
Beijing, People's Republic of China	18,009	X		X	X
Singapore	490	X	X
Hong Kong, People's Republic of China	445	X	X

Total leased square footage	365,986

*
As part of our restructuring activities, we have vacated properties in San Francisco, Boston and New York. Approximately 46,000 square feet of office space in these cities have been sub-leased as of December 31, 2011.

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

        We continue to assess our needs with respect to office space and may, in the future, vacate or add additional facilities. We believe that our current facilities are adequate and suitable for our needs in the immediate and foreseeable future.

Item 3.    Legal Proceedings

        On March 8, 2005, certain of the former shareholders of Kinexus Corporation and the shareholders' representative (Kinexus Representative LLC, Morriss Holdings LLC, MIC III LLC, MIC V LLC, Berkeley Holdings and Doug Morriss) filed suit against Advent in the Delaware Chancery Court. The complaint alleges that Advent breached the Agreement and Plan of Merger dated as of December 31, 2001 pursuant to which Advent acquired all of the outstanding shares of Kinexus due principally to the fact that no amount was paid by Advent on an earn-out of up to $115 million. The earn-out, which was payable in cash or stock at the election of Advent, was based upon Kinexus meeting certain revenue targets in both 2002 and 2003. The complaint seeks unspecified compensatory damages, an accounting and restitution for unjust enrichment. Advent advised the shareholders' representative in January 2003 that the earn-out terms had not been met in 2002 and accordingly no earn-out was payable for 2002 and would not be payable for 2003. Advent's motion to dismiss the case for plaintiff's failure to prosecute in a timely manner was denied by the Court on June 30, 2011 and discovery in the case is continuing. The court has set a trial date for November 2012. Advent disputes the plaintiffs' claim and believes that it has meritorious defenses and intends to vigorously defend this action. Management believes that any potential loss associated with this litigation is neither probable nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

        From time to time, in the course of its operations, the Company is a party to other litigation matters and claims, including claims related to employee relations, business practices and other matters not specifically identified but does not consider these matters to be material either individually or in the aggregate at this time. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict and the Company's view of these matters may change in the future as the litigation and events related thereto unfold. An unfavorable outcome in any legal matter, if material, could have a material adverse effect on the Company's financial position, liquidity or results of operations in the period in which the unfavorable outcome occurs and potentially in future periods.

Item 4.    Mine Safety Disclosures

        Not Applicable

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

        Our common stock is listed on the NASDAQ Stock Market under the symbol "ADVS." The closing price of our common stock on January 31, 2012 was $26.25. The table below summarizes the range of high and low reported sales prices on the NASDAQ Stock Market for our common stock for the periods indicated.

	Price Range
	High	Low
Fiscal 2010
First quarter	$22.69	$18.33
Second quarter	$24.62	$20.00
Third quarter	$26.92	$22.58
Fourth quarter	$29.13	$25.50
Fiscal 2011
First quarter	$31.63	$26.26
Second quarter	$29.09	$24.01
Third quarter	$29.54	$19.18
Fourth quarter	$29.42	$19.00

        On December 13, 2010, the Company announced a two-for-one stock split effected in the form of a 100% stock dividend that was distributed on January 18, 2011. Accordingly, all share price information has been adjusted to reflect the stock split.

Stockholders

        As of January 31, 2012, there were approximately 61 holders of record of our common stock. However, because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate with any level of accuracy the total number of stockholders represented by these record holders.

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

        On October 30, 2008, Advent's Board authorized the repurchase of up to 6.0 million shares of the Company's outstanding common stock. In May 2010, Advent's Board authorized the repurchase of up to an additional 2.0 million shares of the Company's common stock. On October 24, 2011, Advent's Board authorized the repurchase of up to an additional 2.0 million shares of the Company's common stock. During the fourth quarter of 2011, Advent did not make any repurchases of common stock. At December 31, 2011, there remained approximately 2.0 million shares authorized by the Board for repurchase.

        We have withheld shares through net share settlements during the three months ended December 31, 2011. The following tables provides a month-to-month summary of the purchase activity upon the employee vesting of restricted stock units and the exercise of stock-settled stock appreciation rights under our equity compensation plan to satisfy tax and exercise withholding obligations during the three months ended December 31, 2011 (in thousands, except per share data):

Month	Total Number of Shares Repurchased(1)	Average Price Per Share	Maximum Number of Shares That May Yet Be Purchased Under our Share Repurchase Programs
October	9	$26.86	—
November	8	$27.22	—
December	8	$25.45	—

Total	25	$26.54	—

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

Securities Authorized for Issuance Under Equity Compensation Plans

        Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference from our Proxy Statement to be filed for our 2012 Annual Meeting of Stockholders.

Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Advent Software, Inc., the S&P 500 Index, and the NASDAQ Computer &
Data Processing Index

*
$100 invested on 12/31/06 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6.    Selected Financial Data

        The following selected financial data are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

	Fiscal Years(1)(2)
	2011(3)	2010(4)	2009(5)	2008(6)	2007(7)
	(in thousands, except per share data)
STATEMENT OF OPERATIONS
Net revenues	$326,248	$283,501	$259,508	$237,884	$191,570
Gross margin	$215,476	$196,691	$176,963	$156,379	$129,510
Income from continuing operations	$42,565	$36,305	$27,879	$17,995	$8,088
Net income from continuing operations	$28,331	$24,319	$20,774	$17,316	$10,043
Net income (loss) from discontinued operation	$1,839	$(166)	$16,109	$1,579	$2,588
Net income	$30,170	$24,153	$36,883	$18,895	$12,631
Basic net income per share:
Continuing operations	$0.55	$0.47	$0.41	$0.33	$0.19
Discontinued operation	$0.04	$—	$0.32	$0.03	$0.05
Total operations	$0.58	$0.47	$0.72	$0.35	$0.24
Diluted net income per share:
Continuing operations	$0.52	$0.45	$0.39	$0.31	$0.18
Discontinued operation	$0.03	$—	$0.30	$0.03	$0.05
Total operations	$0.56	$0.44	$0.70	$0.34	$0.23
BALANCE SHEET
Cash, cash equivalents and short-term marketable securities	$135,433	$152,023	$89,150	$45,098	$48,809
Working capital	$12,008	$45,801	$(6,749)	$(43,436)	$(16,637)
Total assets of discontinued operation	$2,006	$2,095	$2,589	$20,746	$21,242
Total assets	$583,556	$490,826	$454,292	$419,594	$347,675
Long-term liabilities	$74,503	$26,409	$23,963	$42,530	$17,635
Stockholders' equity	$283,061	$273,848	$252,034	$195,823	$179,846
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

(3)
Our results of operations for 2011 included stock-based compensation expense of $19.1 million, restructuring charges of $0.7 million, non-cash impairment loss on a private equity investment of $0.5 million, acquisition-related costs of $0.9 million and the operating results of Syncova and Black Diamond, subsequent to their acquisition in the first and second quarters of 2011, respectively.

(4)
Our results of operations for 2010 included stock-based compensation expense of $18.4 million, restructuring charges of $0.8 million, and the operating results of Goya AS, subsequent to their acquisition in the first quarter of 2010.

(5)
Our results of operations for 2009 included stock-based compensation expense of $18.2 million, restructuring charges of $0.1 million, and a net gain on sale of private equity investments of $2.1 million. The Company has recorded an associated gain of $13.6 million resulting from the sale of MicroEdge in "net income from discontinued operation, net of applicable taxes" in its 2009 results.

(6)
Our results of operations for 2008 included stock-based compensation expense of $16.1 million, restructuring charges of $0.1 million, acquired in-process research and development expense of $0.4 million, a net gain on sale of private equity investments of $3.4 million, and the operating results of Tamale Software, Inc., subsequent to their acquisition in the fourth quarter of 2008.

(7)
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

Overview

        We offer integrated software products and services for automating and integrating data and work flows across the investment management organization, as well as between the investment management organization and external parties. Our products are intended to increase operational efficiency, improve the accuracy of client information and enable better decision-making. Each solution focuses on specific mission-critical functions of the investment management organization (portfolio accounting and reporting; trade order management and post-trade processing; research management; account management; and custodial reconciliation) and is tailored to meet the needs of the particular market segment of the investment management industry, as determined by size, assets under management and complexity of the investment process. On October 1, 2009, we completed the sale of our MicroEdge, Inc. subsidiary. The results of MicroEdge have been reclassified as a discontinued operation for all periods presented. Unless otherwise noted, discussion in this document pertains to our continuing operations. See Notes 1 and 4 of the Notes to Consolidated Financial Statements.

Current Economic Environment

        During 2011, our business was impacted by an uncertain and volatile market environment. The positive momentum of an improved economic environment in late 2010 continued into early 2011 with signs of an improving US economy and the release of strong corporate earnings. However, macroeconomic and geopolitical concerns during the course of 2011 made customers cautious as US and European economies showed signs of weakening, the European debt crisis intensified, and US Congress struggled to reach an agreement on deficit reduction and raising the federal debt ceiling. Volatility continued through the end of 2011, despite favorable US economic data, as the bipartisan congressional super-committee failed to reach a deficit reduction agreement and European leaders failed to develop a concrete plan to address their own debt crisis.

        With this volatile environment as a backdrop, our customers became cautious which elongated some sales cycles. The conversion of our sales pipeline to new contract bookings in 2011 led to only 6% bookings growth in 2011 which was slower than expected after consideration of our acquisitions of Syncova Solutions Ltd. ("Syncova") and Black Diamond Performance Reporting LLC ("Black Diamond") in February 2011 and June 2011, respectively. We grew our revenues during 2011 as compared to the same period of 2010, which was primarily driven by an increase in our term license and other recurring revenues from bookings in the latter half of 2010. We are expecting to grow revenues by 11% to 13% in fiscal 2012 as a result of incremental booking activity and a full year of revenues we expect to recognize from Syncova and Black Diamond. As the current economic situation evolves, we will continue to evaluate its impact on our business and we will remain focused on delivering innovative solutions for our customers. We remain positive about our market position, current product portfolio and future product development.

        We believe we are well positioned to maintain our competitive position in the longer term for the following reasons:

  •
  Our portfolio accounting, trade order management, and compliance software is mission-critical to our customers;

  •
  Our technology can be utilized to increase operational efficiency;

  •
  We offer a wide range of deployment options (on-site, hosted, Software-as-a-Service (SaaS), etc.) to suit clients of any size and strategy;

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

        We believe our recent financial results validate the strength and stability of our business and the attractiveness of our product portfolio to our customers. For example, our continuing operations have grown revenue, operating income and margin, and operating cash flows over the past three years despite periods of severe market downturn and global economic volatility. In addition, we expect to see a continuing increase in demand for our products during 2012 due to new regulations requiring more transparency and thus, sophisticated accounting software, and growth in the demand from international markets.

Business Focus

        In 2012, several investment opportunities including continued international expansion, the build-out of our Black Diamond and data services infrastructure products that take precedence over expanding our near-term operating margins. As a result, we will invest in systems infrastructure, increase our hiring and adjust our compensation programs as required to manage our growth, and develop and promote our products and services. However, even with these investments, we anticipate our operating margin as a percentage of revenue to grow modestly in 2012.

        We believe our internal, or organic, growth and continued innovation with respect to our products and services are the foundation of our long-term strategic plan. We invested 18% of revenues in product development in 2011 to enhance our existing portfolio of products and services, and to develop new products, features and services. We also believe that an acquisition program is a supporting element of our corporate strategy which can strengthen our competitive position, expand our customer base, and provide greater scale to accelerate innovation. We may continue to acquire companies, products, services and technologies in furtherance of our corporate strategy.

Operating Overview

        Operating highlights of 2011 include:

  •
  New product releases.  We launched the following products in 2011:

  •
  Geneva 8.5, which offers comprehensive instrument coverage, full financial general ledger, and industry-standard integration tools enabling firms to manage complex investment vehicles, multiple investment strategies, and tiered fund structures.

  •
  APX 4.0, which is our most extensive update of APX to date. With this release, we introduced customizable dashboard capabilities to offer greater flexibility and control over report content and format—delivering instant access to more information and with greater clarity.

  •
  Tradex 4.0, which is an easy-to-use web-based system, allowing firms that distribute funds to replace labor-intensive manual procedures for fund share order processing with a highly automated work flow and can be tailored for any client in any market.

    •
    Moxy 7.1 and 7.2, which are designed to support the growing trends towards model-driven portfolio construction and management, combined with increased concerns about compliance.

    •
    Advent Revenue Center 3.2, which offers asset managers software that automates complex billing processes.

  •
  Acquisition of Syncova.  In February 2011, we acquired Syncova, a United Kingdom-based company that provides margin management, and debt finance reconciliation and optimization software. Cash consideration of $24.6 million, net of cash acquired, was paid upon closing in February 2011.

  •
  Acquisition of Black Diamond.  In June 2011, we acquired Black Diamond, a Florida-based company that provides web-based, outsourced portfolio management and reporting platforms for independent advisors. This acquisition accelerates our ability to help advisors succeed by giving them an innovative platform coupled with choice and flexibility when selecting technology. Cash consideration of $72.4 million, net of cash acquired, was paid upon closing in June 2011.

  •
  New and incremental bookings.  The term license, Advent OnDemand and Black Diamond contracts signed in 2011 will contribute approximately $33.9 million in annual revenue ("annual contract value" or "ACV") once they are fully implemented. This represents a 6% increase from the $31.8 million of ACV booked from contracts signed in 2010.

  •
  Stabilization in renewal rate.  Our initially disclosed renewal rate is reported one quarter in arrears and stabilized to a range of 91% to 93% during the first three quarters of 2011, compared to the initially reported quarterly renewal rate range of 90% to 95% for 2010 and 85% to 89% for 2009.

  •
  International traction and expansion.  We continue to execute on our international growth strategy, with revenues from international sources composing 18% of our total revenues in 2011. This represents a 3-point increase over 2010 as a result of bookings from the prior 12 months and the recognition of revenue from the completion of several large internationally-based projects, including Emirates National Bank of Dubai, and, Temasek, a large sovereign wealth fund in Singapore. We also signed new contracts in Australia, France, Hong Kong, India, Norway, Russia, Saudi Arabia, Scandinavia, Switzerland and the United Kingdom in 2011.

  •
  Advent client conference.  We had record attendance at our annual client conference held in Boston in September 2011.

  •
  Repurchase of common stock.  During 2011, we repurchased 2.2 million shares under our Board authorized share repurchase program for a total cash outlay of $51.6 million and an average price of $23.00 per share.

Financial Overview

        The components of revenue from continuing operations during 2011 and 2010, and associated dollar and percentage fluctuations were as follows (in thousands, except % change):

	Fiscal Years
			$ Change	% Change
	2011	2010
Term license revenues	$135,235	$108,838	$26,397	24%
Maintenance revenues	70,454	72,907	(2,453)	(3)%
Other recurring revenues	85,797	70,309	15,488	22%

Total recurring revenues	291,486	252,054	39,432	16%
Recurring revenue as % of total revenue	89%	89%
Professional services and other	31,475	26,593	4,882	18%
Perpetual license fees	3,287	4,854	(1,567)	(32)%

Total non-recurring revenues	34,762	31,447	3,315	11%
Total net revenues	$326,248	$283,501	$42,747	15%

        The 15% increase in total net revenues during 2011 was driven by significant growth in term license revenue and other recurring revenues. Term license revenues increased by $26.4 million due to the implementation of our bookings activity from the previous 12 months, growth in sales of our APX, Geneva, Moxy and Tamale products and $3.2 million from Syncova which we acquired on February 28, 2011. Other recurring revenues increased by $15.5 million, as we experienced growth in revenue from our data services, outsourced services, Assets Under Administration ("AUA") fees and $7.5 million of revenues from our Black Diamond SaaS-based products which we acquired on June 1, 2011. These increases were partially offset by a decrease in perpetual maintenance revenues of $2.5 million primarily resulting from perpetual license customers' migration to term licenses, maintenance downgrades and de-activations. Professional services and other revenues also increased due to greater consulting activity as a result of the continued growth in bookings driving additional implementations during 2011. Perpetual license fees in 2011 were down compared to 2010, as we licensed fewer additional seats and modules to our existing perpetual client base and clients continue to migrate to time-based term licenses.

        The components of cost of revenues and operating expenses, operating income, interest and other income (expense) net, provision for income taxes and net income from continuing operations during

2011 and 2010, and associated dollar and percentage fluctuations, were as follows (in thousands, except % change):

	Fiscal Years
			$ Change	% Change
	2011	2010
Cost of revenues:
Recurring revenues	$62,329	$51,261	$11,068	22%
Non-recurring revenues	39,623	29,175	10,448	36%
Amortization of developed technology	8,820	6,374	2,446	38%

Total cost of revenues	110,772	86,810	23,962	28%
Operating expenses
Sales and marketing expense	74,807	69,151	5,656	8%
Product development	57,561	51,416	6,145	12%
General and administrative	37,040	37,707	(667)	-2%
Amortization of other intangibles	2,807	1,272	1,535	121%
Restructuring charges	696	840	(144)	-17%

Total operating expenses	172,911	160,386	12,525	8%

Income from continuing operations	42,565	36,305	6,260	17%
Interest and other income (expense), net	(1,243)	(895)	(348)	39%

Income from continuing operations before income taxes	41,322	35,410	5,912	17%
Provision for income taxes	12,991	11,091	1,900	17%

Net income from continuing operations	$28,331	$24,319	$4,012	16%

        Total expenses from continuing operations, including cost of revenues, increased to $283.7 million in 2011, compared with $247.2 million in 2010. Our expenses increased in 2011 from 2010 primarily due to an increase in payroll and related costs from increased hiring and headcount added from Syncova and Black Diamond, which we acquired in February 2011 and June 2011, respectively.

        Our operating income from continuing operations in 2011 increased to $42.6 million or 13% of revenue from $36.3 million or 13% of revenue in 2010. Although we were able to grow revenues and operating income in 2011, our operating margins remained flat primarily resulting from the impact of our term implementation deferral, which caused a $5.2 million reduction to operating profit compared to a $2.4 million reduction to operating profit in the same period last year. Additionally, various costs from our two acquisitions in 2011, such as acquisition-related fees, amortization of acquired intangible assets and payroll costs from additional headcount, also contributed to our operating margin remaining flat during 2011.

        Net income from continuing operations was $28.3 million, resulting in diluted earnings per share of $0.52 for 2011, compared to $24.3 million or $0.45, respectively, in 2010.

        Our continuing operations generated operating cash flow of $83.2 million in 2011, which compares to $76.2 million in 2010.

Term License and Term License Deferral

        We have substantially completed our transition of converting the Company's license revenues from a perpetual license model to a predominantly term license model. When a customer purchases a term license together with implementation services, we do not recognize any revenue under the contract until the implementation services are complete and the remaining services are substantially complete. If the implementation services are still in progress as of quarter-end, we will defer all of the contract revenues to a subsequent quarter. At the point professional services are substantially completed, we recognize a pro-rata amount of the term license revenue, professional services fees earned and related expenses, based on the elapsed time from the start of the term license to the substantial completion of professional services. Term license revenue for the remaining contract years and the remaining deferred professional services revenue and related expenses are recognized ratably over the remaining contract length.

        The term license component of the deferred revenue balance related to implementations in process will increase or decrease in the future depending on the amount of new term license bookings relative to the number of implementations that reach completion in a particular quarter. During 2011, we deferred net revenues of $9.5 million (composed of a net deferral of $6.5 million of professional services revenue and $2.9 million of term license revenue) and directly-related expenses of $4.2 million associated with our term licensing model. The impact of these deferrals on our operating income was approximately $5.2 million. We currently expect that the deferred revenue balance will continue to increase through 2012.

        Amounts of revenues and directly-related expenses deferred as of December 31, 2011 and 2010 associated with our term licensing deferral were as follows (in millions):

	December 31
	2011	2010
Deferred revenues
Short-term	$30.5	$22.7
Long-term	6.9	5.2

Total	$37.4	$27.9

Directly-related expenses
Short-term	$10.0	$6.6
Long-term	3.6	2.8

Total	$13.6	$9.4

        Deferred net revenues and directly-related expenses are classified as "Deferred revenues" (short-term and long-term), and "Prepaid expenses and other," and "Other assets," respectively, on the consolidated balance sheets.

Non-GAAP Financial Measures and Other Operational Data

        We also consider certain operating measures, such as the annual contract value ("ACV") of term license, Black Diamond and Advent OnDemand contracts and renewal rates, and certain financial measures that are not prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), including non-GAAP net income, non-GAAP net income per share and free cash flow, in measuring the performance of our business. The non-GAAP measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. However, we believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance, when reviewed in conjunction with our GAAP financial statements. Therefore, these measures should not be considered in isolation or as a substitute for measures prepared in accordance with GAAP, and because these amounts are not determined in accordance with GAAP, they should not be used exclusively in evaluating our business and operations. In addition, undue reliance should not be placed upon non-GAAP or operating information because this information is neither standardized across companies nor subjected to the same control activities and audit procedures that produce our GAAP financial results.

Bookings

        The following table summarizes the Company's quarterly term license, Black Diamond and Advent OnDemand bookings (operational information) and the associated average term (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2011
Annual contract value(1)	$5,107	$6,554	$8,541	$13,698	$33,900
Average term(2)	2.8	2.4	2.7	3.1	2.8
2010
Annual contract value(1)	$7,297	$6,502	$7,554	$10,489	$31,842
Average term(2)	3.0	2.7	2.9	2.8	2.9
2009
Annual contract value(1)	$4,408	$4,306	$6,762	$10,000	$25,476
Average term(2)	2.3	2.0	2.8	3.0	2.7

(1)
Annual contract value represents the annual contribution to revenue, once they are fully implemented, from term license, Black Diamond and Advent OnDemand contracts signed.

(2)
Average term is weighted by contract value for all new term licenses, Black Diamond and Advent OnDemand contracts signed in the period.

Renewal Rates

        Our renewal rates are based on cash collections and are disclosed one quarter in arrears. We disclose our renewal rates one quarter in arrears in order to include substantially all payments received against the invoices for that quarter. We also update our renewal rates from the initially disclosed rates to include all cash collections subsequent to the initial disclosure. The following summarizes our initial and updated renewal rates (operational metric) since 2009:

Renewal Rates	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Based on cash collections relative to prior year collections
2011
Initially disclosed renewal rate(1)	(2)	93%	92%	91%
Updated disclosed renewal rate(3)	n/a	n/a	96%	93%
2010
Initially disclosed renewal rate(1)	95%	91%	91%	90%
Updated disclosed renewal rate(3)	96%	95%	97%	97%
2009
Initially disclosed renewal rate(1)	89%	89%	87%	85%
Updated disclosed renewal rate(3)	94%	89%	95%	85%

(1)
"Initially Disclosed Renewal Rate" is based on cash collections and reported one quarter in arrears

(2)
The initially disclosed renewal rate for the fourth quarter of 2011 is not currently available as it is disclosed one quarter in arrears in order to include substantially all payments against invoices for this quarter

(3)
"Updated Disclosed Renewal Rate" reflects initially disclosed rate updated for subsequent cash collections

Non-GAAP Net Income and Non-GAAP Net Income Per Share

        Non-GAAP net income is calculated by adjusting GAAP net income for the provision for income taxes, stock-based compensation expense, amortization of purchased intangibles, restructuring charges, acquisition-related charges and other one time non-recurring items. Non-GAAP net income per share is calculated by dividing non-GAAP net income by the weighted average number of diluted shares outstanding for the period. Non-GAAP net income and non-GAAP net income per share, and reconciliation to its most directly comparable GAAP financial measures, for fiscal 2011, 2010 and 2009 were as follows (in thousands, except per share amounts):

	Fiscal Years
	2011		2010		2009
GAAP net income / net income per share	$28,331	$0.52	$24,319	$0.45	$20,774	$0.39
Amortization of acquired developed technology	6,019	0.11	3,325	0.06	3,128	0.06
Stock-based compensation—cost of revenues	3,468	0.06	2,915	0.05	2,966	0.06
Amortization of other acquired intangibles	2,807	0.05	1,272	0.02	1,666	0.03
Stock-based compensation—operating expenses	15,670	0.29	15,515	0.28	15,196	0.29
Restructuring charges	696	0.01	840	0.02	130	—
Acquisition related(1)	936	0.02	—	—	—	—
Investment (gain) loss	500	0.01	—	—	(2,056)	(0.04)
Income tax adjustment(2)	(12,005)	(0.22)	(9,656)	(0.18)	(9,207)	(0.17)

Non-GAAP net income / net income per share	$46,422	$0.86	$38,530	$0.71	$32,597	$0.62

(1)
Acquisition related costs for 2011 included transaction costs associated with the acquisition of Syncova and Black Diamond. Prior to 2011, acquisition related costs associated with a business combination were capitalized.

(2)
The estimated non-GAAP effective tax rate was 35% for fiscal 2011, 2010 and 2009, respectively, and has been used to adjust the provision for income taxes for non-GAAP purposes.

        The growth in non-GAAP net income and net income per share since 2009 reflected improved operating leverage in our business as we've been able to grow revenues at a faster pace than our variable costs.

Free Cash Flow

        Free cash flow is defined as cash flow from operations less cash used for purchases of property and equipment, and capitalized software development costs. Free cash flow, and reconciliation to its most directly comparable GAAP measure of operating cash flow, for fiscal 2011, 2010 and 2009 was as follows (in thousands):

	Fiscal Years
	2011	2010	2009
Cash provided by operating activities	$83,184	$76,218	$72,427
Purchases of property and equipment	(11,252)	(17,418)	(4,575)
Capitalized software development costs	(2,358)	(2,144)	(2,893)

Free cash flow	$69,574	$56,656	$64,959

        The fluctuations in free cash flow during these periods primarily reflected our capital expenditure activity. We built-out our new office facilities in New York City and Boston during 2010, and built-out our new facilities in Beijing, Sweden and London in 2011.

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

        Revenue recognition and deferred revenues.    We recognize revenue from term license, maintenance and other recurring; perpetual license fees, professional services and other. We offer a wide variety of products and services to a large number of financially sophisticated customers. While many of our license transactions, maintenance contracts, subscription-based transactions and professional services projects conform to a standard structure, many of our larger transactions are complex and may require significant review and judgment in our application of generally accepted accounting principles.

        Software licenses.    We recognize revenue from the licensing of software when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is probable. We generally use a signed license agreement as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding order forms and signed contracts from the distributor's customers. Revenue is recognized once delivery to the distributor's customer has taken place and when all other revenue recognition criteria have been met. Delivery occurs upon notification that software is available for electronic download through our fulfillment vendor, or when a product is delivered to a common carrier F.O.B shipping point, or upon confirmation that product delivered F.O.B shipping destination has been received. Some of our arrangements include acceptance provisions; if such acceptance provisions are present, delivery is deemed to occur upon acceptance. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. We assess whether the collectability of the resulting receivable is probable based on a number of factors, including the credit worthiness of the customer determined through a credit review process, including credit reporting agency reports, publicly available customer information, financial statements and other available information and pertinent country risk if the customer is located outside the United States. Our standard payment terms are due at 180 days or less, but payment terms may vary based on the country in which the agreement is executed. Software licenses are sold with maintenance, and frequently professional services.

        We typically license our products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the assets under administration, the number of site installations and the number of authorized users.

        We categorize our revenues into two reporting elements—recurring and non-recurring revenues:

  Recurring Revenue:

  •
  Term licenses

  Term license contracts include both the software license and maintenance. We offer multi-year term licenses by which a customer makes a binding commitment that typically spans three years. For multi-year term licenses, we have not established vendor specific objective evidence, or VSOE, of fair value for the software license and maintenance components and, as a result, in situations where we are also performing related professional services, we defer all revenue and directly-related expenses under the arrangement until the implementation services are complete and the remaining services are substantially complete. At the point professional services are substantially completed, we recognize a pro-rata amount of the term license revenue, professional services fees earned and related expenses, based on the elapsed time from the start of the term license to the substantial completion of professional services. We determine whether services are substantially complete by consulting with our professional services group and applying management judgment. Term license revenue for the remaining contract years, the remaining deferred professional services revenue and related expenses are recognized ratably over the remaining contract length. When multi-year term licenses are sold and do not include related professional services, we recognize the entire term license revenue ratably over the period of the contract term from the effective date of the license agreement assuming all other revenue recognition criteria have been met.

  •
  Maintenance

  We offer annual maintenance programs on perpetual licenses that provide for technical support and updates to our software products. Maintenance fees are bundled with perpetual license fees in the initial licensing period and charged separately for renewals of annual maintenance in subsequent years. Fair value for maintenance is based upon either renewal rates stated in the contracts or separate sales of renewals to customers. Revenue is recognized ratably (daily) over the term of the maintenance period typically one year.

  •
  Other Recurring Revenues

  Other recurring revenues include revenues from our Software-as-a-Service (SaaS) services, data services and other recurring revenue transactions.

  Our SaaS services include Advent OnDemand, Advent OnDemand with Data Management and Black Diamond. Advent OnDemand is the hosting and SaaS delivery of our suite of investment management solutions. We recognize revenue ratably over the period of service which is generally one year. Advent OnDemand with Data Management services include access to our software on a SaaS basis as well as full account aggregation, daily portfolio reconciliation, corporate actions processing and reference data management. We price this comprehensive service offering based on the number of accounts managed for each customer. We measure the number of accounts quarterly in arrears and we recognize revenue for these services as they are performed. Black Diamond offers a platform that provides outsourced daily reconciliation and data management services as well as portfolio management and reporting delivered through an online web-based application. We price Black Diamond services based on the quantity of customer's accounts and the daily average of the assets under management (AUM) within those accounts. We measure the number and AUM within customer accounts monthly in arrears and we recognize revenues for these services as they are performed.

  Our data services include Advent Custodial Data (ACD), Advent Corporate Actions (ACA) and Advent Index Data. We recognize revenue from data services either ratably over the subscription period or as the transactions occur within the subscription, based on the terms of the arrangement.

  The Company recognizes revenue from other recurring revenue transactions either ratably over the subscription period or as the transactions occur based on the terms of the arrangement.

  •
  Assets Under Administration Revenues

  Certain of our perpetual and term license contracts include asset-based fee structures that provide additional revenues based on the assets that the client manages using our software ("Assets Under Administration" or "AUA"). Contracts containing an AUA fee structure have a defined measurement period which requires the client to self-report actual AUA in arrears of the specified period. AUA fees above the stated minimum fee for the same period are considered incremental fees. Because incremental fees are neither determinable nor due and payable until the conclusion of the measurement period, they are both earned and recognized upon completion of the measurement period, on a quarterly or annual basis.

  Incremental fees from perpetual AUA contracts are included in other recurring revenues due to the periodic nature of the revenue stream. Thus, both term AUA and perpetual AUA contract incremental fees are included in Recurring Revenue on the consolidated statement of operations. The Company recognizes term AUA contract minimum fees over the period of service and continues to recognize incremental fees in arrears once clients contractually report the AUA to the Company, because the incremental fees are neither determinable nor due and payable until reported.

  Non-Recurring Revenue:

  •
  Professional services and other revenues.

  We offer a variety of professional services that include project management, implementation, data conversion, integration, custom report writing and training. We establish VSOE of fair value for professional services upon separate sales of these services to customers. Our professional services are generally billed on a time and materials basis using hourly rates together with reimbursement for travel and accommodation expenses. We recognize revenue as these professional services are performed except in the case of multi-year term license contracts which are described in the "term licenses" section above. Certain professional services arrangements involve acceptance criteria. In these cases, revenue and related expenses are recognized upon acceptance. Occasionally, professional services are performed under a fixed fee arrangement. For these arrangements, we defer revenue and related expenses until the services are complete. Professional services and other revenues also include revenue from our user conferences which is recognized upon completion of the conference.

  •
  Perpetual licenses

  We allocate revenue to delivered elements, normally the license component of the arrangement, using the residual method, based on VSOE of fair value of the undelivered elements (generally the maintenance and professional services elements), which is specific to us. We determine the fair value of the undelivered elements based on the historical evidence of the Company's stand-alone sales of these elements to third parties and/or renewal rates. If VSOE of fair value does not exist for any undelivered elements, then the entire arrangement fee is deferred until delivery of that element has occurred unless the only undelivered element is maintenance. Revenues from perpetual licenses are included in Non-Recurring Revenue on the consolidated statement of operations.

        Directly related expenses.    When we defer service revenues, we also defer the direct costs incurred in the delivery of those services to the extent those costs are recoverable through future revenues, on non-cancelable contracts, as prepaid contract expense. We recognize those deferred costs as costs of professional services revenues proportionally and over the same period that the deferred revenue is recognized as service revenue. When we defer license revenue, we defer the direct incremental costs incurred as a result of selling the contract (i.e. sales commissions earned by the sales force as a part of their overall compensation) because those costs would not have been incurred but for the acquisition of that contract. We recognize those costs as sales and marketing expense proportionally and over the same period as the license revenues.

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

        These variables are sensitive and change on a daily basis. As a result, the financial result from issuing the same number of options or SARs can vary significantly over time. The following table reflects the change in the fair value of a hypothetical option or SAR as a result of a hypothetical change in one of the underlying assumptions:

Assumption	Base Case	Assumption Change	Value Change	Assumption Change	Value Change
Grant and stock price	$26.00	+$1	$0.34	-$1	$(0.34)
Risk-free interest rate	2%	+0.5%	$0.20	-0.5%	$(0.20)
Volatility	40%	+5%	$0.96	-5%	$(0.99)
Expected life (years)	4.95	+1 year	$0.70	-1 year	$(0.82)
Expected dividend yield	1%	+1%	$(0.81)	-1%	$0.87
Base Option Value	$8.79

        Historically, our SAR and stock option awards granted to employees cliff vest 20% after one year and monthly thereafter over the next 48 months. Starting in February 2009, we reduced the vesting period from 5 years to 4 years, and SARs and stock option awards granted to employees now cliff vest 25% after one year and monthly thereafter over the next 36 months. Our restricted stock unit ("RSU") awards cliff vest 50% after two years and 50% after four years. ASC 718, "Compensation—Stock Compensation", requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on our annual forfeiture rate. The annual forfeiture rate is based on our historical forfeiture experience over the last ten years. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. A decrease in our annual forfeiture rate assumption would increase stock-based compensation expense. The estimated impact of a hypothetical 500 basis point decrease in the annual forfeiture rate on stock-based compensation expense for 2011 and unamortized stock-based compensation expense at December 31, 2011 would have been increases of approximately $0.4 million and $3.1 million, respectively.

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

        Business combinations.    When we acquire businesses, we allocate the purchase price to tangible assets and liabilities, and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from the management of the acquired companies. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates.

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

        The calculation of the gain on disposal of our discontinued operation required management to make significant estimates in the resulting facility exit costs. In connection with the sale of MicroEdge, the Company vacated its MicroEdge facilities in New York and entered into a sub-lease agreement with the purchaser whereby the purchaser will sub-lease the premises for two years with the option to extend the sub-lease term through the end of the lease term in 2018. The sub-lease agreement was amended during the first quarter of 2011. Under the amended sub-lease agreement, the purchaser will sub-lease the premises through the end of the lease term, with an option to terminate in September 2013, subject to penalties. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating the probability that the purchaser will decide to terminate the sub-lease agreement in 2013, evaluating real estate market conditions for expected vacancy periods and sub-lease rents. We continually evaluate the adequacy of the remaining liabilities related to this disposition. Although we believe that these estimates accurately reflect costs for our facility exit costs, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

        Goodwill.    We review our goodwill for impairment annually during the fourth quarter of our fiscal year (as of November 1) and more frequently if an event or circumstance indicates that an impairment loss has occurred. We are required to test our goodwill for impairment at the reporting unit level. We determined that the Company has two reporting units, Domestic and International, which comprise our Advent Investment Management segment, for the goodwill impairment testing performed during the fourth quarter of 2011.

        Advent's test for goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. If Advent determines, based on the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the quantitative goodwill impairment test would be required.

        The quantitative test for goodwill impairment is a two-step process:

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

        Determining the fair value of a reporting unit is subjective and requires judgment at many points during the test including the development of future revenue and expense forecasts used to calculate future cash flows, the selection of risk-adjusted discount rates, and determination of market comparable entities. During the fourth quarter of 2011, Advent completed the qualitative goodwill impairment test, which involved assessing financial factors, including our market capitalization and profitability and deviations from projected results, as well as other business factors, including assessing the current business environment, changes in the operations of each reporting unit and the results of the prior year goodwill impairment test. Based on the results of this qualitative assessment, Advent determined that the fair value of the reporting units is more likely than not greater than the carrying amount and as a result, a quantitative analysis would not be needed.

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

        Sales returns and accounts receivable allowances.    Our standard practice is to enforce our contract terms and not allow our customers to return software. We have, however, allowed customers to return software on a limited case-by-case basis and have recorded sales returns provisions as offsets to revenue in the period the sales return becomes probable. We use our judgment in estimating our sales returns. We analyze customer demand, acceptance of products and historical returns when evaluating the adequacy of the allowance for sales returns, which are not generally provided. In certain instances, we also make adjustments to receivable balances for concessions and product or seat downgrades. Those adjustments are analyzed under the same methodology as performed for the sales returns and included in the reserve balance.

        Our ability to estimate returns is based on our long history of experience with relatively homogenous transactions and the fact that the return period is short. The estimates for returns are adjusted periodically based upon changes in historical rates of returns and other related factors. We have recorded a sales returns provision (benefit) to decrease (increase) revenue for these situations based on our historical experience of $(0.2) million, $(0.6) million and $0.3 million in fiscal 2011, 2010 and 2009, respectively.

        We use our judgment in estimating our allowance for doubtful accounts. In order to estimate our allowance for doubtful accounts, we analyze specific accounts receivables, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. We have recorded a provision for bad debt expense of $0.2 million in each of fiscal 2011, 2010 and 2009, respectively.

Results of Operations for Fiscal Years 2011, 2010 and 2009

        The following table summarizes, for the periods indicated, certain items in the consolidated statements of operations as a percentage of net revenues. The financial information and the ensuing discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

	Fiscal Years
	2011	2010	2009
Net revenues:
Recurring revenues	89%	89%	88%
Non-recurring revenues	11	11	12

Total net revenues	100	100	100
Cost of revenues:
Recurring revenues	19	18	18
Non-recurring revenues	12	10	12
Amortization of developed technology	3	2	2

Total cost of revenues	34	31	32

Gross margin	66	69	68
Operating expenses:
Sales and marketing	23	24	24
Product development	18	18	19
General and administrative	11	13	14
Amortization of other intangibles	1	*	1
Restructuring charges	*	*	*

Total operating expenses	53	57	57

Income from continuing operations	13	13	11
Interest expense	*	*	*
Interest income and other, net	*	*	*
Gain (loss) on equity investments, net	*	*	1

Income from continuing operations before income taxes	13	12	11
Provision for income taxes	4	4	3

Net income from continuing operations	9	9	8
Discontinued operation:
Net income from discontinued operation	1	*	6

Net income	9%	9%	14%

Percentages are based on actual values. Totals may not sum due to rounding.

*
Less than 1%

NET REVENUES

	2011	2010	2009
	(in thousands, except percentages)
Total net revenues	$326,248	$283,501	$259,508
Change over prior year	$42,747	$23,993
Percent change over prior year	15%	9%

        We derive our revenues from two sources: recurring revenues and non-recurring revenues. Recurring revenues are comprised of term license, perpetual maintenance arrangements and other recurring revenue (which includes revenues from Black Diamond, Advent OnDemand and incremental Assets Under Administration ("AUA") fees from perpetual licenses). The revenues from a term license, which includes both software license and maintenance services, are earned under a time based contract. Maintenance revenues are derived from maintenance fees on perpetual license arrangements. Other recurring revenues are derived from our subscription-services and transaction-based services as well as AUA fees for certain perpetual arrangements. Non-recurring revenues consists of professional services and other revenue and perpetual license fees. Professional services and other revenues include fees for consulting, fees from training, and project management services and our client conferences. Perpetual license revenues are derived from the licensing of software products under a perpetual arrangement. Sales returns, which we generally do not provide to customers, are accounted for as deductions to these two revenue categories based on our historical experience.

        Since fiscal 2009, recurring revenues have represented close to 90% of our total revenues.

As a percentage of net revenues	2011	2010	2009
Revenues from recurring sources	89%	89%	88%
Revenues from non-recurring sources	11%	11%	12%

        Net revenues increased in 2011 and 2010 due to continued customer adoption for many of our products and services, which principally includes increases in sales of our APX and Geneva products. The year-over-year growth in total net revenues for 2011 was due to higher revenues from recurring sources, primarily term license revenues, which reflected $26.4 million or 24% growth in 2011 compared to the same period in 2010. The increase in term license revenues is primarily due to our bookings activity from the previous 12 months and growth in sales of our APX and Geneva products, and to a lesser extent, our Moxy and Tamale products and revenues from our Syncova products, which contributed $3.2 million of revenue since its acquisition on February 28, 2011. Additionally contributing to the increase in recurring revenues is growth from other recurring revenues, which consists of our data services, outsourced services, web-based services, AUA fees for certain perpetual arrangements and revenues from Black Diamond products, which contributed $7.5 million to revenues since being acquired on June 1, 2011. The increase in non-recurring revenues was due to greater consulting activity as we experienced an increase in new service engagements during 2011 as a result of bookings from the latter half of 2010 and first half of 2011.

        Revenues derived from international sales were $58.5 million, $43.0 million and $36.5 million in 2011, 2010 and 2009, respectively. The increase in international revenue in dollar amount during 2011 is primarily due to an increase in new business in international locations booked in the prior 12 months due to an improvement in economic conditions in those regions, and to a lesser extent, increases in the market values of AUA balances for our EMEA customers. We plan to continue expanding our international sales efforts, both in our current markets and elsewhere. The revenues from customers in any single international country did not exceed 10% of total net revenues.

        We expect net revenues to be in the range of $361 million to $368 million for fiscal 2012.

Recurring Revenues

	2011	2010	2009
	(in thousands, except percentages)
Term license revenues	$135,235	$108,838	$98,382
Maintenance revenues	70,454	72,907	74,410
Other recurring revenues	85,797	70,309	56,513

Total recurring revenues	$291,486	$252,054	$229,305
Percent of total net revenues	89%	89%	88%
Change over prior year	$39,432	$22,749
Percent change over prior year	16%	10%

        We have experienced continued growth in our new and incremental term license bookings over the last three years. Our bookings in 2009, 2010 and 2011 will contribute approximately $25.5 million, $31.8 million and $33.9 million in annual revenue once they are fully implemented. In 2009, we experienced a 9% decline in bookings reflecting the dramatic market downturn and global economic volatility that began in the fourth quarter of 2008 and continued through most of 2009. In 2010 and 2011, bookings increased by 25% and 6%, respectively.

        Revenues from term licenses, which include both the software license and maintenance services for term licenses, grew 24% in 2011 from 2010 and represented 46% of total recurring revenues in 2011 and 43% in 2010 and 2009. The growth of term license revenues in 2011 and 2010 reflects the continued layering of incremental annual contract value (ACV) of term licenses sold in previous periods into our term revenue and the continued market acceptance of our products. As a percentage of total net revenues, total recurring revenues remained flat at 89% during 2011, as the increase was partially offset by the net term license revenue deferral for fiscal 2011 and a decrease in perpetual maintenance revenues. For our term licenses, we defer all revenue on new bookings until our implementation services are complete. For fiscal 2011, 2010 and 2009, the term license deferral/recognition increased (decreased) the Company's term license revenues as follows:

	2011	2010	2009
	(in thousands)
Term license revenues	$(2,934)	$(2,316)	$3,507
Change over prior year	$(618)	$(5,823)

        During 2009, the revenue recognized from completed implementations exceeded the revenue deferred from projects being implemented as several large implementations were completed, resulting in a net recognition of term license revenue of $3.5 million in 2009. During 2011 and 2010, we returned to our prior trend of net term license revenue deferral due to strong bookings during 2010 and 2011, resulting in relatively more projects in the implementation phase in 2010 and 2011.

        Maintenance revenues from perpetual licenses decreased by $2.5 million and $1.5 million during 2011 and 2010, respectively. These decreases were due to maintenance de-activations from customer attrition, maintenance level downgrades, reductions in products licensed or number of users by clients, perpetual license customers migrating to term licenses, and continued decrease in new perpetual license customers, partially offset by the impact of price increases.

        Other recurring revenues, which primarily include revenues from incremental assets under administration fees from perpetual licenses, data services, outsourced services, Advent OnDemand, web-based services and Black Diamond, increased $15.5 million and $13.8 million during 2011 and 2010, respectively. In 2011, the increase in other recurring revenues is primarily due to growth in revenues from data services, outsourced services, web-based services and $7.5 million from Black Diamond, which we acquired on June 1, 2011. In addition, incremental assets under administration fees from perpetual licenses increased $1.3 million in 2011 as our clients experienced growth in new assets and increases in the market value of AUA balances despite market volatility during 2011. In 2010, the increase in other recurring revenues was primarily due to growth in revenues of $9.2 million from outsourced services as several large implementations went live in September 2009 and to a lesser extent, from the increase of $4.2 million in our subscription and data management revenues.

Non-Recurring Revenues

	2011	2010	2009
	(in thousands, except percentages)
Professional services and other revenues	$31,475	$26,593	$25,474
Perpetual license fees	3,287	4,854	4,729

Total non-recurring revenues	$34,762	$31,447	$30,203
Percent of total net revenues	11%	11%	12%
Change over prior year	$3,315	$1,244
Percent change over prior year	11%	4%

        Non-recurring revenue consists of perpetual license fees, professional services and other revenue. Perpetual license revenues are derived from the licensing of software products under a perpetual arrangement. Professional services and other revenues include consulting, project management, custom implementation and integration, custom report writing, training and our client conference.

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

        Professional services and other revenues fluctuated due to the following (in thousands):

	Change From 2010 to 2011	Change From 2009 to 2010
Increased consulting services	$8,704	$2,286
Increased custom report services	1,024	443
Increased reimbursable travel revenue	273	566
Increased client conference	144	1,043
Increased term license implementation deferral	(5,663)	(3,487)
Various other items	400	267

Total change	$4,882	$1,118

        The revenue increase in 2011 and 2010 primarily reflects increased revenue from consulting services. During 2011 and 2010, we experienced an increase in new service engagements as a result of bookings from 2011 and the latter half of 2010, leading to an increase in consulting services, custom report services and reimbursable travel. During 2010, conference revenue increased as we returned to hosting our client conference in 2010.

        These increases were partially offset by the revenue deferral impact associated with in-process term license implementations. The impact of our term license implementation recognition (deferral) on professional services revenues was as follows:

	2011	2010	2009
	(in thousands, except percentages)
Net recognition (deferral) of professional services revenue related to term license implementations	$(6,538)	$(875)	$2,612
Change over prior year	$(5,663)	$(3,487)

        The net deferral of $6.5 million during 2011 was primarily due to relatively more projects in the implementation phase as a result of strong bookings in the latter half of 2010 and first half of 2011. During 2010, the net impact of the term license implementation deferral was minimal as the revenue deferred from implementations in process in 2010 was nearly offset by the revenue recognized from completed implementations. As our bookings activity contracted in 2009 and more professional service implementation projects were able to reach substantial completion during 2009, the revenue recognized from completed implementations exceeded the revenue deferred from projects being implemented, resulting in a net recognition of revenue of $2.6 million in 2009.

COST OF REVENUES

	2011	2010	2009
	(in thousands, except percentages)
Total cost of revenues	$110,772	$86,810	$82,545
Percent of total net revenues	34%	31%	32%
Change over prior year	$23,962	$4,265
Percent change over prior year	28%	5%

        Our cost of revenues is made up of three components: cost of recurring revenues; cost of non-recurring revenues and amortization of developed technology. The increase in total cost of revenues in absolute dollars in 2011 was due principally to increases in payroll and related from headcount additions in our client support and services groups from our recent acquisitions (34 and 7 heads from Black Diamond and Syncova, respectively) and fees paid to third party consultants to support our increase in demand for technical support and consulting services. Consistent with the increase in headcount, allocated expenses to our services and support organization increased. Additionally, amortization of developed technology associated with our recent acquisitions of Goya AS, Syncova and Black Diamond contributed to the overall increase.

        Gross margin decreased to 66% in 2011 from 69% in 2010. The decrease in gross margin percentage in 2011 resulted from the increase in amortization resulting from our recent acquisitions, allocation of more facility and infrastructure expenses due to headcount growth in our sales and support organization, lower utilization of our consulting employees and from the increase in the net deferral of professional services revenue related to term license implementations. Headcount in our cost of revenues organization grew 22% in 2011, compared to overall company headcount growth of 14%, resulting in a higher allocation of facility and infrastructure expense in 2011. Consistent with historical trends, we are still experiencing negative gross margins on professional services revenues as a result of the manner in which we run our professional services business which we do not necessarily manage for profitability. Rather than focusing on margins of professional services which compose less than 10% of our total net revenues, we are focused on having new clients live on our products or services shortly after contract signing and then having them continually renew their higher margin term license, perpetual maintenance or other recurring contracts after their initial terms expire. To implement our products as quickly as possible, we at times add new contractors or new employees, as needed, to perform the professional services resulting in lower billable utilization. To a lesser extent, the significant deferral of professional services revenues and costs associated with term license implementation and our user conference also contributed to our historical negative gross margins.

Cost of Recurring Revenues

	2011	2010	2009
	(in thousands, except percentages)
Cost of recurring revenues	$62,329	$51,261	$46,823
Percent of total recurring revenues	21%	20%	20%
Change over prior year	$11,068	$4,438
Percent change over prior year	22%	9%

        Cost of recurring revenues consists of the direct costs related to providing and supporting our outsourced services, providing technical support services under maintenance and term license agreements and other services for recurring revenues, and royalties paid to third party vendors. Gross margins for cost of recurring revenues declined to 79% during 2011 from 80% in both 2010 and 2009 as a result of increased payroll costs due to headcount additions from the acquisition of Black Diamond and the build-out of our service and support organization internationally, and higher allocation of facility and IT expenses resulting from the increase in headcount.

        Cost of recurring revenues fluctuated due to the following (in thousands):

	Change From 2010 to 2011	Change From 2009 to 2010
Increased payroll and related	$4,228	$2,546
Increased allocation-in of facility and infrastructure expenses	4,259	902
Increased outside services	862	327
Increased computers and telecom	676	179
Increased depreciation	545	574
Increased travel and entertainment	374	813
Increased (decreased) royalties	76	(939)
Various other items	48	36

Total change	$11,068	$4,438

        The increase in absolute dollars in 2011 and 2010 was due primarily to an increase in payroll and related costs resulting from increases in headcount which enables us to deliver the technical support services we provide to our growing number of clients in their day-to-day use of our software. Headcount increased to 352 employees at December 31, 2011 (33 heads from Black Diamond) from 292 and 270 employees at December 31, 2010 and December 31, 2009, respectively. We allocate facility and infrastructure expenses based on headcount and consistent with the increase in departmental headcount, we allocated more of these costs to our cost of recurring revenues departments in 2011.

        The increase to outside services reflects more activity and utilization of third party consultants during 2011 and 2010. The increase in computers and telecom, and depreciation reflects the build-out and utilization of new data servers during 2011 and 2010. Travel and entertainment costs increased due to increased travel by our employees associated with providing client support services as well as attending our client conference.

        The impact of these cost increases during 2010 was partially offset by lower royalty expenses resulting from decreased renewal activity with third party subscription-based and transaction-based vendors.

Cost of Non-Recurring Revenues

	2011	2010	2009
	(in thousands, except percentages)
Cost of non-recurring revenues	$39,623	$29,175	$30,104
Percent of total non-recurring revenues	114%	93%	100%
Change over prior year	$10,448	$(929)
Percent change over prior year	36%	(3)%

        Cost of non-recurring revenues consists of expenses associated with perpetual license fees, professional services and other. Costs associated with perpetual license fees consists primarily of royalties and other fees paid to third parties, the fixed direct labor and third party costs involved in producing and distributing our software, and cost of product media including duplication, manuals and packaging materials. Costs associated with professional services and other revenue consists primarily of personnel related costs associated with the professional services organization in providing consulting, custom report writing and conversions of data from clients' previous systems. Also included are direct costs associated with third-party consultants. Additionally, we defer revenues and direct costs associated with services performed on term license implementations until the project is substantially complete. Indirect costs such as management and other overhead expenses are recognized in the period in which they are incurred.

        Cost of non-recurring revenues fluctuated due to the following (in thousands):

	Change From 2010 to 2011	Change From 2009 to 2010
Increased (decreased) payroll and related	$4,992	$(2,154)
Increased outside contractors	4,529	1,140
Increased (decreased) allocation-in of facility and infrastructure expenses	1,941	(163)
Increased travel and entertainment	949	775
Increased outside services	274	74
Increased marketing	478	1
Increased conference	234	1,514
Increased service cost deferral related to term implementations	(2,889)	(1,903)
Various other items	(60)	(213)

Total change	$10,448	$(929)

        The increase in absolute dollars in 2011 primarily reflects increases in payroll and related expenses, and outside contractors expense. As we experienced higher demand of implementation projects, we increased our utilization of third-party contractors in 2011. Additionally, we increased headcount in our client services and consulting group to 134 (7 and 1 heads from Syncova and Black Diamond, respectively) at December 31, 2011 from 108 at December 31, 2010, resulting in increased payroll and related expenses. We allocate facility and infrastructure expenses based on headcount and consistent with the increase in departmental headcount, we allocated more of these costs to our non-recurring revenue department. Consistent with the increase in professional service activity, we experienced an increase in travel and entertainment, and outside services costs. Increases in marketing were a result of increased marketing activity associated with our user conference held in Boston in September 2011, which had record attendance. Increases in conference costs were primarily due to higher accommodation costs associated with the user conference.

        The decrease in absolute dollars in 2010 primarily reflects the redeployment of consulting employees to other areas of our business, resulting in the decreases in payroll related costs and allocation-in of facility and infrastructure expenses during 2010. Headcount in our consulting group was 108 and 105 at December 31, 2010 and 2009, respectively. Although consulting headcount was slightly higher at 108 employees as of the end of 2010 compared to 2009, average headcount was higher during 2009 at approximately 127 consulting employees. The increase in outside contractors, and travel and entertainment costs reflects an increase in professional service activity during 2010. In lieu of hosting the Advent client conference in 2009, we elected to host smaller-scale road shows as customers and prospects were cautious about budgets during 2009. As the financial markets stabilized, we returned to hosting the Advent client conference in 2010 resulting in the increase to conference related costs during 2010.

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

        During 2009, several large implementation projects related to our APX and Geneva products reached substantial completion, and the costs recognized from completed implementations exceeded the costs deferred from projects being implemented. During 2010 and 2011, we returned to our prior trend of deferring costs. The impact of our term license implementation recognition (deferral) on professional services costs for 2011, 2010 and 2009 was as follows:

	2011	2010	2009
	(in thousands, except percentages)
Net recognition (deferral) of professional services costs related to term license implementations	$(3,538)	$(649)	$1,254
Change over prior year	$(2,889)	$(1,903)
Percent change over prior year	445%	(152)%

        The increase in the net deferral in 2011 was primarily due to relatively more projects in the implementation phase as a result of strong bookings in 2011 and the latter half of 2010.

        Gross margins for non-recurring revenues were (14)%, 7.2% and 0.3% during 2011, 2010 and 2009, respectively. The gross margin decline in 2011 was primarily due to lower utilization of our consulting employees during 2011 and, to a lesser extent, our net deferral of professional services revenues. The gross margin improvement in 2010 was primarily due to the redeployment of consulting employees to other areas of our business as we worked more through third party providers, and higher utilization of our consulting employees.

Amortization of Developed Technology

	2011	2010	2009
	(in thousands, except percentages)
Amortization of developed techology	$8,820	$6,374	$5,618
Percent of total net revenues	3%	2%	2%
Change over prior year	$2,446	$756
Percent change over prior year	38%	13%

        Amortization of developed technology represents amortization of acquisition-related intangibles, and amortization of capitalized software development costs previously capitalized under ASC 985, "Costs of Software to be Sold, Leased, or Marketed". The increase in absolute dollars in 2011 resulted from additional amortization from technology related intangible assets associated with Goya AS, Syncova and Black Diamond which we acquired in March 2010, February 2011 and June 2011, respectively, and additional amortization from software development costs capitalized during 2010 and 2011, which were partially offset by decreased amortization from other developed technology assets that fully amortized during 2010 and 2011. The increase in absolute dollars in 2010 resulted from additional amortization from software development costs capitalized during 2009 and 2010, and to a lesser extent, amortization from technology related intangible assets associated with Goya AS which we acquired in March 2010, partially offset by decreased amortization from other developed technology assets that were fully amortized during 2010.

OPERATING EXPENSES

Sales and Marketing

	2011	2010	2009
	(in thousands, except percentages)
Sales and marketing	$74,807	$69,151	$62,738
Percent of total net revenues	23%	24%	24%
Change over prior year	$5,656	$6,413
Percent change over prior year	8%	10%

        Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars.

        Sales and marketing expense fluctuated due to the following (in thousands):

	Change From 2010 to 2011	Change From 2009 to 2010
Increased payroll and related	$4,992	$2,309
Increased travel and entertainment	360	2,131
Increased marketing	595	1,213
Increased (decreased) allocation-in of facility and infrastructure expenses	(524)	1,143
Increased (decreased) outside services	23	(309)
Decreased bad debt and broker fees	(59)	(215)
Various other items	269	141

Total change	$5,656	$6,413

        The dollar amount increase in expense in 2011 and 2010 reflects the growth of our sales and marketing efforts. As we continue to expand our sales and marketing efforts internationally, we have grown our headcount to 223 at December 31, 2011 from 203 and 185 at December 31, 2010 and 2009, respectively, resulting in an increase in payroll related costs in 2011 and 2010. Consequently, we allocated more facility and infrastructure costs in 2010 to our sales and marketing department as a result of the increased headcount. The decrease in allocated facility and infrastructure expense in 2011 was a result of our other departments' headcount growing faster than the sales and marketing group, resulting in less allocation-in to sales and marketing in 2011.

        The increase in marketing, and travel and entertainment expenses during 2011 primarily reflects an increase in international marketing activity and tradeshow costs. The increase in marketing, and travel and entertainment expenses in 2010 are associated with our annual client conference and offsite meetings for our sales groups in 2010.

        The decrease in outside services during 2010 primarily reflected the renegotiation of contract terms associated with a vendor as well as cost control measures implemented in 2009. Additionally, as fewer accounts were sent to collections during 2011 and 2010, we experienced a corresponding decrease in bad debt expense during these periods.

        In 2012, we expect sales and marketing expenses to increase in dollar amount and decrease as a percentage of revenue compared with 2011 due to the recognition of a full year of expense from Black Diamond which we acquired on June 1, 2011, and the additional headcount growth we expect to incur to support Black Diamond's expansion.

Product Development

	2011	2010	2009
	(in thousands, except percentages)
Product development	$57,561	$51,416	$48,443
Percent of total net revenues	18%	18%	19%
Change over prior year	$6,145	$2,973
Percent change over prior year	12%	6%

        Product development expenses consist primarily of salary and benefits for our development staff as well as contractors' fees and other costs associated with the enhancements of existing products and services and development of new products and services. We expense costs incurred to develop computer software products until technological feasibility is reached for the products. Once technological feasibility is reached, all significant software costs are capitalized until the product is made available for general release to customers. The capitalized costs are amortized using the greater of the ratio of the product's current gross revenues to the total of current expected gross revenues or on a straight-line basis over the software's estimated economic life of approximately three years.

        We invested 18%, 18% and 19% of our revenues in product development during 2011, 2010 and 2009, respectively. Product development expenses fluctuated due to the following (in thousands):

	Change From 2010 to 2011	Change From 2009 to 2010
Increased payroll and related	$4,692	$2,070
Increased allocation-in of facility and infrastructure expenses	1,112	1,244
Increased (decreased) outside services	52	(1,187)
Decreased (increased) capitalization of product development	(214)	750
Various other items	503	96

Total change	$6,145	$2,973

        The increases in product development expenses during fiscal 2011 and 2010 were primarily due to increases in payroll and related costs resulting from headcount additions from acquisitions as well as to help continue the enhancement of our existing product suite including new versions of Geneva, APX, Axys, Moxy, Advent Rules Manager, Advent Revenue Center, Partner and Tamale RMS. Headcount increased to 323 (11 and 8 employees from Black Diamond and Syncova, respectively) at December 31, 2011, from 287 (7 employees from the Goya AS acquisition in March 2010) at December 31, 2010 and 279 at December 31, 2009. Consequently, we allocated more facility and infrastructure costs in 2011 and 2010 to our product development department as a result of the increased headcount.

        The fluctuation in the capitalization of our product development costs is attributable to the timing of product releases. Total capitalized product development costs and associated significant product releases that qualified for capitalization during fiscal 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Total capitalization of product development costs (in millions)	$2.5	$2.2	$3.0
Associated capitalized product releases
Geneva	X	X	X
APX	X		X
Moxy	X	X
Advent Revenue Center	X	X	X
Axys		X	X
Partner		X	X
Advent Rules Manager			X

        During the fourth quarter of 2009, we converted third party contractors in China to employees which resulted in the $1.2 million decrease in outside services costs in 2010.

        We expect product development expenses to increase in dollar amount in 2012 but to remain at approximately 18% of revenues in 2012.

General and Administrative

	2011	2010	2009
	(in thousands, except percentages)
General and administrative	$37,040	$37,707	$36,107
Percent of total net revenues	11%	13%	14%
Change over prior year	$(667)	$1,600
Percent change over prior year	(2)%	4%

        General and administrative expenses consist primarily of personnel costs for information technology, finance, administration, operations and general management, as well as legal and accounting expenses.

        General and administrative expenses fluctuated due to the following (in thousands):

	Change From 2010 to 2011	Change From 2009 to 2010
Increased allocation-out of facility and infrastructure expenses	$(6,796)	$(2,305)
Increased (decreased) legal and professional	1,548	(237)
Increased payroll and related	1,482	987
Increased outside contractors	744	169
Increased (decreased) computers and telecom	686	(328)
Increased facilities	685	2,470
Increased depreciation	565	91
Increased travel and entertainment	103	520
Various other items	316	233

Total change	$(667)	$1,600

        The decrease in total general and administrative expenses in absolute dollars for 2011 was primarily due to the increase in the allocation-out of corporate expenses to other departments. Corporate expenses, such as facility and information technology costs, are initially recognized in our general and administrative department and then allocated out to other departments based on headcount. As our facility costs increased and headcount in our other departments grew at a higher rate than our general and administrative department, we allocated-out more facility and information technology costs resulting in less general and administrative expense during 2011.

        The increase in legal and professional fees during 2011 was due to higher acquisition-related fees of $0.9 million primarily associated with the acquisitions of Syncova and Black Diamond, which we acquired in February 2011 and June 2011, respectively. Payroll and related costs increased during fiscal 2011 as a result of additional headcount and annual merit increases. Headcount increased slightly to 169 at December 31, 2011 from 161 at December 31, 2010. In addition, we experienced an increase in outside contractors as a result of our enterprise resource planning (ERP) upgrade project. The increase in computers and telecom was due to an increase in maintenance contract costs and equipment purchases related to the increase in headcount from our acquisitions and for our international offices. The increase in facilities was primarily associated with additional rent expense related to Black Diamond offices. Depreciation also increased due to leasehold improvement additions related to Black Diamond and our Beijing office.

        The increase in total general and administrative expenses in absolute dollars in 2010 was primarily due to the increases in facilities costs related to our new facilities in New York and Boston and, to a lesser extent, our new offices in Beijing and Singapore which we opened during the fourth quarter of 2009 and the second quarter of 2010, respectively. During 2009, we signed lease agreements for our new facilities in New York City and Boston and commenced the build-out of those facilities in the first quarter of 2010. We continued to occupy our former facilities in New York and Boston until the build-out of our new facilities was completed. As a result, we incurred rent and utilities expense in both our former and new facilities. We completed the build-out of our new facilities in New York and Boston in May and August 2010, respectively, and moved our operations to consolidate our facility space in both locations.

        Payroll and other related costs increased during fiscal 2010 as a result of lower capitalization of payroll costs associated with our internally developed software projects, higher bonus costs and higher salary expense due to annual merit increases. Headcount increased slightly to 161 at December 31, 2010 from 158 at December 31, 2009. The increase in travel and entertainment costs during 2010 is primarily due to higher travel-related activity by our general and administrative personnel associated with the growth of our business, international expansion and our client conference. These increases during 2010 were partially offset by decreases to computers and telecom expense from lower computer supply expense, reduced legal and professional fees resulting from lower accounting fees for external audit, and the increase in the allocation-out of corporate expenses to other departments, as facility costs increased and headcount in our other departments grew at a higher rate than our general and administrative department during 2010.

Amortization of Other Intangibles

	2011	2010	2009
	(in thousands, except percentages)
Amortization of other intangibles	$2,807	$1,272	$1,666
Percent of total net revenues	1%	0%	1%
Change over prior year	$1,535	$(394)
Percent change over prior year	121%	(24)%

        Other intangibles represent non-technology related intangible assets. The increase in amortization during 2011 resulted from increased amortization from intangible assets associated with Goya AS, Syncova and Black Diamond which we acquired in March 2010, February 2011 and June 2011, respectively. The increase was partially offset by the decrease in amortization due to the customer list from East Circle Solutions, Inc. which we acquired in December 2006, becoming fully amortized in November 2010 and the non-compete agreement from Tamale Software, Inc., which we acquired in October 2008, becoming fully amortized in September 2010.

        The decrease in amortization during 2010 is primarily due to the customer list from Advent Outsource Data Management, LLC, which we acquired in November 2002 becoming fully amortized in November 2009, partially offset by increased amortization from intangible assets associated with Goya AS, which we acquired in March 2010.

Restructuring Charges

	2011	2010	2009
	(in thousands, except percentages)
Restructuring charges	$696	$840	$130
Percent of total net revenues	0%	0%	0%
Change over prior year	$(144)	$710
Percent change over prior year	(17)%	546%

        Restructuring initiatives were implemented in our AIM segment in 2006 to reduce costs and improve operating efficiencies by better aligning our resources to near-term revenue opportunities. These initiatives resulted in restructuring charges comprised primarily of costs related to properties abandoned in connection with facilities consolidation, related write-down of leasehold improvements, severance and associated employee termination costs related to headcount reductions. Our restructuring charges included accruals for estimated losses on facility costs based on our contractual obligations net of estimated sub-lease income. We reassess this liability periodically based on market conditions.

        During 2011, we recorded a restructuring charge of $0.7 million which primarily related to the severance and benefit costs associated with a re-organization program and the present value amortization of facility exit obligations, partially offset by adjustments to other facility exit assumptions.

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

        For additional analysis of the components of the payments and charges made against the restructuring accrual in fiscal 2011, 2010, and 2009, see Note 7, "Restructuring Charges" to our consolidated financial statements.

        At December 31, 2011, we had a remaining restructuring accrual of $1.1 million which is included in accrued liabilities on the accompanying consolidated balance sheet. The accrued facility exit costs of $0.4 million are stated at estimated fair value, net of estimated sub-lease income of $0.4 million. We expect to pay the remaining obligations in connection with vacated facilities over the remaining lease terms, which will expire on various dates through 2012.

Interest Expense

	2011	2010	2009
	(in thousands, except percentages)
Interest expense	$(188)	$(54)	$(484)
Percent of total net revenues	0%	0%	0%
Change over prior year	$(134)	$430
Percent change over prior year	248%	(89)%

        The increase in interest expense of $0.1 million during 2011 resulted from the draw-down of $50.0 million of debt in November 2011.

        The decrease in interest expense of $0.4 million during 2010 resulted from zero debt outstanding during the period, compared to a debt balance of up to $25 million in 2009.

Interest Income and Other Expense, net

	2011	2010	2009
	(in thousands, except percentages)
Interest income and other expense, net	$(555)	$(841)	$(332)
Percent of total net revenues	0%	0%	0%
Change over prior year	$286	$(509)
Percent change over prior year	(34)%	153%

        Interest income and other expense, net consists of interest income, realized gains and losses on investments, and foreign currency gains and losses.

        Interest income and other expense, net fluctuated due to the following (in thousands):

	Change From 2010 to 2011	Change From 2009 to 2010
Increase (decrease) in interest income	$(80)	$105
Decrease (increase) in foreign currency losses	295	(557)
Various other items	71	(57)

Total change	$286	$(509)

        Foreign exchange losses decreased during 2011, as we incurred less significant foreign exchange losses as the US dollar strengthened at a slower rate against the Pound Sterling, Euro and other foreign currencies during 2011, resulting in a decrease of $0.3 million in foreign exchange losses compared to 2010. Foreign exchange losses increased during 2010 as the US dollar strengthened against the Pound Sterling, the Euro and other foreign currencies in 2010.

        The decrease in interest income during 2011 is due to a lower average balance in cash and investments, as we liquidated investments to fund acquisitions and our repurchase of common stock. The increase in interest income during 2010 reflects higher cash and investment balances in 2010 compared to the same periods in 2009.

Gain (Loss) on Equity Investments, net

	2011	2010	2009
	(in thousands, except percentages)
Gain (loss) on equity investments, net	$(500)	$—	$2,056
Percent of total net revenues	0%	0%	1%
Change over prior year	$(500)	$(2,056)
Percent change over prior year	0%	(100)%

        Gain (loss) on equity investments includes realized gains on sale and impairment losses of our investments in privately held companies. In 2011, we wrote-off the remaining investment in a privately held company and recorded an impairment loss of $0.5 million. The gain in 2009 reflects the second and final deferred contingent payment of $2.1 million related to the sale of our ownership in LatentZero Limited ("LatentZero") to Fidessa group plc (formerly royalblue group plc). The sale occurred in 2007 and total payments received by Advent from the sale of its LatentZero ownership were $15.4 million.

Provision For Income Taxes

	2011	2010	2009
	(in thousands, except percentages)
Provision for income taxes	$12,991	$11,091	$8,345
Effective tax rate	31%	31%	29%

        Our 2011, 2010 and 2009 effective tax rates differ from the statutory rate primarily due to the favorable effects of federal and state research credits and California Enterprise Zone Credits. The increase from 2009 to 2010 and 2011 is primarily the result of increasing pre-tax income reducing the percentage impact of favorable tax rate items like research credits. This effect did not occur from 2010 to 2011 primarily due to a reduction in our state effective tax rate in 2011 resulting from a significant reduction in our California apportionment.

        We continue to maintain a valuation allowance against deferred tax assets relating to investment reserves and certain state net operating losses because the likelihood of their realization is not more likely than not. We expect our effective tax rate for fiscal 2012 to be in the range of 35% to 40% of income before taxes. The projected increase in the effective tax rate from 2011 to 2012 is due to the expiration of the Federal Research Credit. We expect our cash payments for federal income taxes to be at 10% or less of taxable income in 2012 as we utilize net operating losses and tax credit carryforwards against current income taxes. Beyond 2012, we expect cash payments for federal income taxes to be about 20% of taxable income as we near the end of our net operating losses carryforwards and utilize tax credits to reduce our cash taxes down to the Alternative Minimum Tax rate.

Discontinued Operation

	2011	2010	2009
	(in thousands, except percentages)
Net revenues	$—	$—	$18,859
Change over prior year	$—	$(18,859)
Percent change over prior year	0%	(100)%
Income (loss) from operation of discontinued operation (net of applicable taxes of $(82), $(46), and $1,337, respectively)	$114	$(166)	$2,486
Gain on disposal of discontinued operation (net of applicable taxes of $1,279, $0, and $4,302, respectively)	1,725	—	13,623

Net income (loss) from discontinued operation	$1,839	$(166)	$16,109
Change over prior year	$2,005	$(16,275)
Percent change over prior year	(1,208)%	(101)%

        In connection with the sale of our MicroEdge subsidiary in the fourth quarter of 2009, $3.0 million of the proceeds had been placed in escrow. As this $3.0 million was released from escrow and received by the Company in March 2011, our discontinued operation recorded a gain of $1.7 million in "net income from discontinued operation, net of applicable taxes" in 2011.

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

Liquidity and Capital Resources

Cash, Cash Equivalents, Marketable Securities and Cash Flows

        The following is a summary of our cash, cash equivalents and marketable securities (in thousands):

	December 31
	2011	2010
Cash and cash equivalents	$65,525	$81,948
Short-term and long-term marketable securities	$70,825	$70,075

        Cash and cash equivalents, short-term and long-term marketable securities primarily consist of money market mutual funds, US government and US Government Sponsored Entities (GSE's), foreign debt securities and high credit quality corporate debt securities. Cash and cash equivalents are comprised of highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase. Our short-term and long-term marketable securities are classified as available-for-sale, with long-term investments having a maturity date greater than one year from the end of the period.

        The table below, for the periods indicated, provides selected consolidated cash flow information (in thousands):

	Fiscal Years
	2011	2010	2009
Net cash provided by operating activities from continuing operations	$83,184	$76,218	$72,427
Net cash used in investing activities from continuing operations	$(112,510)	$(34,281)	$(64,964)
Net cash provided by (used in) financing activities from continuing operations	$11,144	$(17,657)	$(27,017)
Net cash provided by (used in) operating activities from discontinued operation	$(1,349)	$(377)	$2,621
Net cash provided by investing activities from discontinued operation	$3,004	$—	$26,358

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

        Our cash provided by operating activities from continuing operations of $83.2 million during fiscal 2011 was primarily the result of our net income plus non-cash charges including stock-based compensation, and depreciation and amortization. Cash flows resulting from changes in assets and liabilities include an increase in accounts receivable, deferred revenue and accrued liabilities. Days' sales outstanding were 66 days during the fourth quarter of 2011, compared to 61 days in the fourth quarter of 2010. The increase in deferred revenue reflects additional billings associated with recent bookings, customer renewals and the deferral of professional services revenue. The increase in accrued liabilities reflects fiscal 2011 liabilities including year-end bonuses, commissions, and payroll taxes. Other changes in assets and liabilities included an increase in accounts payable, income taxes payable and prepaid and other assets.

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

        Our cash provided by operating activities from continuing operations of $72.4 million during fiscal 2009 was primarily the result of our net income of $20.8 million and non-cash charges including stock-based compensation of $18.2 million and depreciation and amortization of $16.7 million, partially offset by a gain from our equity investment activity of $2.1 million. Cash flows resulting from changes in assets and liabilities included increases in deferred revenue and accrued liabilities. The increase in deferred revenue reflected customer renewals and additional bookings. The increase in accrued liabilities primarily reflects an increase in accrued bonuses. Other changes in assets and liabilities include a decrease in accounts receivable, which primarily reflects an overall improvement in collections during 2009 of invoices billed in our previous fourth quarter. Days' sales outstanding were 62, 60, 55, and 61 days during the first, second, third and fourth quarters of 2009, respectively, compared to 67, 60, 70 and 64 days during the first, second, third and fourth quarters of 2008.

        We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, new term license bookings that increase deferred revenue, collection of accounts receivable, payment of federal income taxes and timing of payments. We expect operating cash flow to be between $90 million to $96 million for fiscal 2012.

  Cash Flows from Investing Activities for Continuing Operations

        Net cash used in investing activities from continuing operations of $112.5 million during 2011 reflects net cash used of $24.6 million related to the acquisition of Syncova Solutions, Ltd, $72.4 million related to the acquisition of Black Diamond, purchases of marketable securities of $89.2 million, capital expenditures of $11.3 million primarily related to computer equipment purchases and upgrade of our enterprise software system and, to a lesser extent, build-out of our new facilities in Beijing, Sweden and London and capitalized software development costs of $2.4 million. These expenditures were offset by proceeds received from the sale and maturity of marketable securities of $87.4 million.

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

        We expect capital expenditures to be between $13 million to $15 million for fiscal 2012, which includes our normal rate of capital expenditure plus an additional investment for enhancements to our IT infrastructure and the upgrade of our enterprise software system.

  Cash Flows from Financing Activities for Continuing Operations

        Net cash provided by financing activities from continuing operations during 2011 of $11.1 million reflects the proceeds received from the drawdown from our term loan of $50.0 million, cash received from the exercise of employee stock options of $7.2 million, proceeds from the issuance of common stock under the employee stock purchase plan of $6.2 million and tax benefits relating to excess stock-based compensation deductions of $7.1 million, which represents the reduction in income taxes payable resulting from tax deductions from stock-based compensation. This was partially offset by the repurchase of 2.2 million shares of our common stock for $51.6 million, payments totaling $5.8 million to satisfy withholding taxes on equity awards that are net share settled and the payment of debt issuance costs of $1.9 million. In the third quarter of 2011, shares became less expensive for companies to repurchase as stock prices became depressed due to fears about the European debt crisis and slowing US economic growth which sent markets down. As a result, we repurchased 2.2 million shares of common stock at an average price of $23.00 during 2011.

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

  Cash Flows from Operating Activities for Discontinued Operation

        Net cash used in operating activities from discontinued operation of $1.3 million in 2011 was primarily the result of our net income from discontinued operations, partially offset by the gain of $3.0 million from the release of funds held in escrow in connection with the sale of MicroEdge on October 1, 2009. Other changes in assets and liabilities include an increase in income taxes payable.

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

        Our cash provided by operating activities from discontinued operation of $2.6 million in 2009 was primarily the result of our income from discontinued operation for the nine months ended September 30, 2009 of $2.5 million and non-cash charges including stock-based compensation of $0.3 million, and depreciation and amortization of $0.9 million. Cash flows resulting from changes in assets and liabilities included decreases in accounts receivable, accounts payable, accrued liabilities and deferred revenue. The decrease in accounts receivable primarily reflects an improvement in collections during the first nine months of 2009 of invoices billed in our previous fourth quarter. Days' sales outstanding were 51, 55 and 51 days during the first, second and third quarters of 2009, respectively, compared to 52, 52, 52 and 59 days during the first, second and third and fourth quarters of 2008. The decrease in accounts payable and accrued liabilities reflects cash payments of fiscal 2008 liabilities including year-end payables and bonuses, commissions and payroll taxes. The decrease in deferred revenue reflects the recognition of revenue and lower level of bookings during the nine months ended September 30, 2009.

  Cash Flows from Investing Activities for Discontinued Operation

        Net cash provided by investing activities from discontinued operation of $3.0 million in 2011 reflects cash received from the release of proceeds held in escrow in connection with the sale of MicroEdge on October 1, 2009.

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

Working Capital

        At December 31, 2011, we had working capital of $12.0 million, compared to working capital of $45.8 million at December 31, 2010. The decrease of $33.8 million in our working capital at December 31, 2011 was primarily due to the cash paid to acquire Syncova and Black Diamond of $24.6 million and $72.4 million, respectively, and cash used to repurchase common stock of $51.6 million, partially offset by the generation of operating cash flow of $83.2 million and proceeds from long-term debt of $45.0 million. Our working capital at December 31, 2010 was primarily due to the generation of annual operating cash flow of $76.2 million, and the shift of $28.5 million of marketable securities from long-term to short-term, partially offset by common stock repurchases of $35.9 million, capital expenditures of $17.4 million, and cash paid to acquire Goya AS of $4.7 million.

Term Loan and Revolving Credit Facility

        On November 30, 2011, Advent entered into a Credit Agreement (the "Credit Agreement") by and among Advent, the lenders party thereto (the "Lenders"), U.S. Bank National Association, as documentation agent, Wells Fargo Bank, National Association, as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders ("Agent").

        The Credit Agreement provides for (i) a $50.0 million revolving credit facility, with a $25.0 million letter of credit sublimit and a $10.0 million swingline loan sublimit (the "Revolving Credit Facility"), (ii) a $50.0 million term loan facility (the "Term Loan A Facility"), and (iii) a $50.0 million delayed draw term loan facility (the "Delayed Draw Term Loan Facility" and, together with the Term Loan A Facility, the "Term Loan Facility"). Advent may request borrowings under the Revolving Credit Facility until November 30, 2016. Advent may request borrowings under the Delayed Draw Term Loan Facility until the one-year anniversary of the closing date. The Credit Agreement also contains an increase option permitting Advent, subject to certain requirements, to arrange with the Lenders and/or new lenders for up to an aggregate of $50.0 million in additional commitments, which commitments may be for revolving loans or term loans. The proceeds of the loans made under the Credit Agreement may be used for general corporate purposes. On November 30, 2011, Advent borrowed $50.0 million of term loans under the Term Loan A Facility. At December 31, 2011, we had a total debt balance of $50.0 million and were in compliance with all associated covenants.

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

        The following is a summary of the repurchase programs authorized by the Board since fiscal 2008 (in thousands):

Date of Authorization	Number of Shares Authorized
May 2008	2,000
October 2008	6,000
May 2010	2,000
October 2011	2,000

12,000

        The following is a summary of the Company's repurchase activity since fiscal 2008 (in thousands, except per share data):

Fiscal Year	Total Number of Shares Repurchased	Cost	Average Price Paid Per Share
2008	4,662	$61,572	$13.21
2009	1,380	$14,578	$10.57
2010	1,670	$35,881	$21.48
2011	2,243	$51,582	$23.00

Total	9,955	$163,613	$16.44

        All share and per share information has been adjusted to reflect the two-for-one stock split effected in the form of 100% stock dividend that was announced on December 13, 2010 and distributed on January 18, 2011.

        At December 31, 2011, there remained approximately 2.0 million shares authorized by the Board for repurchase.

Off-Balance Sheet Arrangements and Contractual Obligations

        The following table summarizes our contractual cash obligations as of December 31, 2011 (in thousands):

	Fiscal Years
	2012	2013	2014	2015	2016	Thereafter	Total
Operating lease obligations, net of sub-lease income	$9,041	$8,777	$9,367	$9,337	$7,731	$26,812	$71,065
Debt	5,000	5,000	5,000	5,000	30,000	—	50,000

Total	$14,041	$13,777	$14,367	$14,337	$37,731	$26,812	$121,065

        On October 1, 2009, we completed the sale of our MicroEdge subsidiary. See Note 4, "Discontinued Operation", to the consolidated financial statements for a description of the principal terms of the divestiture. With the exception of the MicroEdge facilities in New York City, the leases related to MicroEdge have been transferred to the purchaser.

        In connection with the sale of MicroEdge, the Company entered into a sub-lease agreement with Microedge LLC, whereby Microedge LLC will sub-lease approximately 24,000 square feet of the 29,000 square feet of office space located at 619 West 54th Street in New York, New York from the Company. Under the sub-lease agreement, the purchaser contracted to sub-lease the premises for two years with the option to extend the sub-lease term through the end of the lease term in 2018. The sub-lease agreement was amended during the first quarter of 2011. Under the amended sub-lease agreement, the purchaser will sub-lease the premises through the end of the lease term, with an option to terminate in September 2013, subject to penalties. The sub-lease agreement became effective upon the close of sale of MicroEdge on October 1, 2009. As of December 31, 2011, MicroEdge had operating lease commitments totaling $5.6 million, less estimated sublease income of $2.8 million, which are not reflected in the above table.

        As of December 31, 2011, the principal outstanding under our Credit Agreement was $50.0 million which is due in full no later than November 30, 2016.

        At December 31, 2011 and 2010, we had a gross liability of $11.1 million and $9.5 million, respectively, for uncertain tax positions. If recognized, the impact on our statement of operations would be to decrease our income tax expense and increase our net income by $9.2 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of the federal tax benefit of state income tax items. Since almost all of this liability relates to reserves against deferred tax assets that we do not expect to utilize in the short term, we cannot estimate the timing of potential future cash settlements and have not included any estimates in the table of contractual cash obligations above. Our cash payments for federal income taxes will continue to be 10% or less of taxable income through 2012 as we have significant net operating losses and tax credit carryforwards to utilize.

        At December 31, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Other Liquidity and Capital Resources Considerations

        As noted above, we expect our cash payments for federal income taxes to be at 10% or less of taxable income in 2012 as we utilize net operating losses and tax credit carryforwards against current income taxes. Beyond 2012, we expect cash payments for federal income taxes to be about 20% of taxable income as we near the end of our net operating losses carryforwards and utilize tax credits to reduce our cash taxes down to the Alternative Minimum Tax rate of 20%.

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

        We expect that for the next year, our operating expenses will continue to constitute a significant use of cash flow. In addition, we may use cash to fund other acquisitions, repurchase additional common stock, or invest in other businesses, when opportunities arise. Based upon the predominance of our revenues from recurring sources, bookings performance and current expectations, we believe that our cash and cash equivalents, marketable securities, cash generated from operations and availability under our debt agreement will be sufficient to satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, interest and repayment of debt principal and financing activities in the next 12 months. However, if we identify opportunities that exceed our current expectation, we may choose to seek additional capital resources through debt or equity financing. However, such financing may not be available at all, or if available, may not be obtainable on terms favorable to us and could be dilutive.

        The Company has reviewed its needs in the United States for possible repatriation of undistributed earnings or cash of its foreign subsidiaries. The Company presently intends to continue to invest indefinitely all earnings and cash outside of the United States of all foreign subsidiaries to fund foreign investments or meet foreign working capital and property, plant and equipment requirements. At December 31, 2011, we had approximately $10.8 million of cash in our foreign subsidiaries.

Recent Accounting Pronouncements

        Refer to Note 1, "Summary of Significant Accounting Policies", to our consolidated financial statements for a discussion of recent accounting standards and pronouncements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Historically, much of our revenues and capital spending was transacted in US dollars. However, since the acquisitions of Advent Denmark, Advent Norway, Advent Sweden, Advent Netherlands, and Advent Europe's remaining distributors in the United Kingdom and Switzerland, whose service and certain license revenues and capital spending, are transacted in local country currencies, we have greater exposure to foreign currency fluctuations. Additionally as of December 31, 2011, $54.7 million of goodwill from the acquisition of these entities are denominated in foreign currency. Therefore a hypothetical change of 10% could increase or decrease our assets and equity by $6.6 million and could increase or decrease our consolidated results of operations or cash flows by approximately $1.1 million.

        We maintain an investment portfolio of various holdings, types, and maturities. Our interest rate risk relates primarily to our investment portfolio, which consisted of $136.4 million in cash and cash equivalents, and short-term and long-term marketable securities as of December 31, 2011. Our marketable securities are generally classified as available-for-sale and, consequently, are recorded on our consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. At any time, a rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures.

        Effective November 30, 2011, we also have interest rate risk relating to debt of $50.0 million and associated accrued interest under our Term Loan A Facility which is indexed to JPMorgan Chase Bank, N.A.'s prime rate or LIBOR. The following table is a sensitivity analysis as of December 31, 2011, assuming a hypothetical plus or minus 25 basis points (``BPS"), 50 BPS and 75 BPS increase (decrease) in interest rates. For balances at December 31, 2011 the hypothetical fair values are as follows (in millions, except percentages):

DECREASE IN INTEREST RATES			INCREASE IN INTEREST RATES
-75 Basis Points	-50 Basis Points	-25 Basis Points	25 Basis Points	50 Basis Points	75 Basis Points
$50.5	$50.4	$50.3	$50.0	$49.9	$49.8
0.75%	0.50%	0.25%	(0.25)%	(0.50)%	(0.75)%

        The following table presents hypothetical changes in fair value of our marketable securities of $70.8 million at December 31, 2011. For December 31, 2011 the market changes reflect an immediate hypothetical parallel shifts in the yield curve of plus or minus 25 BPS, plus 50 BPS, and plus 100 BPS. For balances at December 31, 2011 the hypothetical fair values are as follows (in millions, except percentages):

DECREASE IN INTEREST RATES			INCREASE IN INTEREST RATES
-100 Basis Points	-50 Basis Points	-25 Basis Points	25 Basis Points	50 Basis Points	100 Basis Points
$71.2	$71.0	$70.9	$70.7	$70.6	$70.4
0.56%	0.28%	0.14%	(0.14)%	(0.28)%	(0.56)%

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

        The Company has excluded from its evaluation the internal control over financial reporting of Black Diamond Performance Reporting (Black Diamond), which we acquired on June 1, 2011, as discussed in Note 5 of Notes to Consolidated Financial Statements included in this Annual Report. Total revenues subject to Black Diamond's internal control over financial reporting represented 2% of our consolidated total revenues for the fiscal year ended December 31, 2011. Total assets subject to Black Diamond's internal control over financial reporting represented less than 1% of our consolidated total assets as of December 31, 2011.

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management's assessment using the COSO criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

/s/ STEPHANIE G. DIMARCO Stephanie G. DiMarco Chief Executive Officer (Principal Executive Officer)	/s/ JAMES S. COX James S. Cox Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Advent Software, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Advent Software, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted new guidance on the presentation of comprehensive income in 2011.

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

        As described in Management's Report on Internal Control over Financial Reporting, management has excluded Black Diamond Performance Reporting from its assessment of internal control over financial reporting as of December 31, 2011 because it was acquired by the Company in a purchase business combination during 2011. We have also excluded Black Diamond Performance Reporting from our audit of internal control over financial reporting. Black Diamond Performance Reporting is a wholly-owned subsidiary whose total assets represented less than 1% and total revenues represented 2% of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/ PricewaterhouseCoopers, LLP
San Jose, California
February 29, 2012

ADVENT SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$65,525	$81,948
Short-term marketable securities	69,908	70,075
Accounts receivable, net of allowance for doubtful accounts of $106 and $168, respectively	62,125	49,960
Deferred taxes, current	16,294	16,358
Prepaid expenses and other	23,660	17,864

Total current assets	237,512	236,205
Property and equipment, net	42,301	41,524
Goodwill	204,621	145,580
Other intangibles, net	49,521	19,772
Long-term marketable securities	917	—
Deferred taxes, long-term	30,751	33,591
Other assets	15,927	12,059
Noncurrent assets of discontinued operation	2,006	2,095

Total assets	$583,556	$490,826

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,558	$6,737
Accrued liabilities	40,029	34,080
Deferred revenues	166,945	147,896
Income taxes payable	2,972	1,691
Short-term debt	5,000	—
Current liabilities of discontinued operation	488	165

Total current liabilities	225,992	190,569
Deferred revenues, long-term	7,926	6,337
Long-term debt	45,000	—
Other long-term liabilities	16,944	14,844
Noncurrent liabilities of discontinued operation	4,633	5,228

Total liabilities	300,495	216,978

Commitments and contingencies (See Note 10)
Stockholders' equity:
Preferred stock; $0.01 par value: 2,000 shares authorized; none issued	—	—
Common stock; $0.01 par value: 120,000 shares authorized; 50,997 and 51,974 shares issued and outstanding	510	520
Additional paid-in capital	429,734	411,600
Accumulated deficit	(154,053)	(146,887)
Accumulated other comprehensive income	6,870	8,615

Total stockholders' equity	283,061	273,848

Total liabilities and stockholders' equity	$583,556	$490,826

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31
	2011	2010	2009
Net revenues:
Recurring revenues	$291,486	$252,054	$229,305
Non-recurring revenues	34,762	31,447	30,203

Total net revenues	326,248	283,501	259,508
Cost of revenues:
Recurring revenues	62,329	51,261	46,823
Non-recurring revenues	39,623	29,175	30,104
Amortization of developed technology	8,820	6,374	5,618

Total cost of revenues	110,772	86,810	82,545

Gross margin	215,476	196,691	176,963
Operating expenses:
Sales and marketing	74,807	69,151	62,738
Product development	57,561	51,416	48,443
General and administrative	37,040	37,707	36,107
Amortization of other intangibles	2,807	1,272	1,666
Restructuring charges	696	840	130

Total operating expenses	172,911	160,386	149,084

Income from continuing operations	42,565	36,305	27,879
Interest expense	(188)	(54)	(484)
Interest income and other expense, net	(555)	(841)	(332)
Gain (loss) on equity investments, net	(500)	—	2,056

Income from continuing operations before income taxes	41,322	35,410	29,119
Provision for income taxes	12,991	11,091	8,345

Net income from continuing operations	$28,331	$24,319	$20,774
Discontinued operation:
Net income (loss) from discontinued operation (net of applicable taxes of $1,197, $(46) and $5,639, respectively)	1,839	(166)	16,109

Net income	$30,170	$24,153	$36,883

Basic net income per share:
Continuing operations	$0.55	$0.47	$0.41
Discontinued operation	0.04	—	0.32

Total operations	$0.58	$0.47	$0.72

Diluted net income per share:
Continuing operations	$0.52	$0.45	$0.39
Discontinued operation	0.03	—	0.30

Total operations	$0.56	$0.44	$0.70

Weighted average shares used to compute basic and diluted net income per share
Basic	51,797	51,535	50,899
Diluted	54,085	54,476	52,909

The accompanying notes are an integral part of these consolidated financial statements.
Net income per share is based on actual calculated values and totals may not sum due to rounding.

ADVENT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31
	2011	2010	2009
Net income	$30,170	$24,153	$36,883
Other comprehensive income (loss), net of taxes
Foreign currency translation	(1,725)	(2,190)	4,099
Unrealized gain (loss) on marketable securities (net of applicable taxes of $(5), $48 and $(43), respectively)	(20)	69	(62)

Net change in accumulated other comprehensive income	(1,745)	(2,121)	4,037

Total comprehensive income, net of taxes	$28,425	$22,032	$40,920

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount
Balances, December 31, 2008	51,457	$514	$365,094	$(176,484)	$6,699	$195,823
Stock-based award activity	1,104	11	6,430	—	—	6,441
Common stock repurchased and retired	(1,380)	(14)	(8,581)	(5,983)	—	(14,578)
Common stock issued under employee stock purchase plan	553	6	5,615	—	—	5,621
Stock-based compensation	—	—	18,648	—	—	18,648
Tax shortfall from exercise of stock options	—	—	(853)	—	—	(853)
Other	—	—	12	—	—	12
Net income	—	—	—	36,883	—	36,883
Unrealized loss on marketable securities	—	—	—	—	(62)	(62)
Foreign currency translation adjustments	—	—	—	—	4,099	4,099

Balances, December 31, 2009	51,734	$517	$386,365	$(145,584)	$10,736	$252,034
Stock-based award activity	1,572	16	8,537	—	—	8,553
Common stock repurchased and retired	(1,670)	(16)	(10,409)	(25,456)	—	(35,881)
Common stock issued under employee stock purchase plan	338	3	5,790	—	—	5,793
Stock-based compensation	—	—	18,524	—	—	18,524
Tax shortfall from exercise of stock options	—	—	(1,073)	—	—	(1,073)
Tax benefit from exercise of stock options	—	—	3,878	—	—	3,878
Other	—	—	(12)	—	—	(12)
Net income	—	—	—	24,153	—	24,153
Unrealized gain on marketable securities	—	—	—	—	69	69
Foreign currency translation adjustments	—	—	—	—	(2,190)	(2,190)

Balances, December 31, 2010	51,974	$520	$411,600	$(146,887)	$8,615	$273,848

Stock-based award activity	993	10	1,404	—	—	1,414
Common stock repurchased and retired	(2,243)	(23)	(14,223)	(37,336)	—	(51,582)
Common stock issued under employee stock purchase plan	273	3	6,155	—	—	6,158
Stock-based compensation	—	—	19,371	—	—	19,371
Tax shortfall from exercise of stock options	—	—	(1,628)	—	—	(1,628)
Tax benefit from exercise of stock options	—	—	7,055	—	—	7,055
Net income	—	—	—	30,170	—	30,170
Unrealized gain on marketable securities	—	—	—	—	(20)	(20)
Foreign currency translation adjustments	—	—	—	—	(1,725)	(1,725)

Balances, December 31, 2011	50,997	$510	$429,734	$(154,053)	$6,870	$283,061

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31
	2011	2010	2009
Cash flows from operating activities:
Net income	$30,170	$24,153	$36,883
Adjustment to net income for discontinued operation (income) loss	(1,839)	166	(16,109)

Net income from continuing operations	$28,331	$24,319	$20,774
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Stock-based compensation	19,138	18,430	18,162
Excess tax benefit from stock-based compensation	(7,055)	(3,878)	(499)
Depreciation and amortization	22,632	17,610	16,692
Provision for doubtful accounts	230	188	215
Provision for (reduction of) sales return reserves	(187)	(616)	315
Loss on disposition of fixed assets	2	22	93
Non-cash impairment loss	500	—	—
Gain on investments	—	—	(2,056)
Deferred income taxes	4,700	8,423	8,129
Other	101	241	199
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(10,198)	(5,619)	2,094
Prepaid and other assets	(6,977)	2,393	(1,906)
Accounts payable	3,734	1,997	(262)
Accrued liabilities	3,069	3,053	7,829
Deferred revenues	18,560	8,519	4,450
Income taxes payable	6,604	1,136	(1,802)

Net cash provided by operating activities from continuing operations	83,184	76,218	72,427

Cash flows from investing activities:
Cash used in acquisitions, net of cash acquired	(97,092)	(4,719)	(200)
Purchases of property and equipment	(11,252)	(17,418)	(4,575)
Capitalized software development costs	(2,358)	(2,144)	(2,893)
Proceeds from sales of investments	—	—	2,056
Purchases of marketable securities	(89,236)	(46,496)	(60,000)
Sales and maturities of marketable securities	87,428	36,496	—
Proceeds from disposition of fixed assets	—	—	37
Change in restricted cash	—	—	611

Net cash used in investing activities from continuing operations	(112,510)	(34,281)	(64,964)

Cash flows from financing activities:
Proceeds from exercises of stock options	7,189	14,020	8,637
Withholding taxes related to equity award net share settlement	(5,775)	(5,467)	(2,196)
Common stock repurchased and retired	(51,582)	(35,881)	(14,578)
Proceeds from common stock issued under the employee stock purchase plan	6,158	5,793	5,621
Proceeds from debt	50,000	—	—
Repayment of debt	—	—	(25,000)
Debt issuance costs	(1,901)	—	—
Excess tax benefits from stock-based compensation	7,055	3,878	499

Net cash provided by (used in) financing activities from continuing operations	11,144	(17,657)	(27,017)

Net cash transferred from (to) discontinued operation	1,655	(112)	31,959
Effect of exchange rate changes on cash and cash equivalents	104	(97)	374
Net change in cash and cash equivalents from continuing operations	(16,423)	24,071	12,779
Cash and cash equivalents of continuing operations at beginning of period	81,948	57,877	45,098

Cash and cash equivalents of continuing operations at end of period	$65,525	$81,948	$57,877

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$2,533	$1,687	$2,309
Cash paid for interest	$32	$—	$316
Cash flow from discontinued operation:
Net cash provided by (used in) operating activities	$(1,349)	$(377)	$2,621
Net cash provided by investing activities	3,004	—	26,358
Net cash transferred from (to) continuing operations	(1,655)	112	(31,959)
Effect of exchange rates on cash and cash equivalents	—	(1)	(7)

Net change in cash and cash equivalents from discontinued operation	—	(266)	(2,987)
Cash and cash equivalents of discontinued operation at beginning of period	—	266	3,253

Cash and cash equivalents of discontinued operation at end of period	$—	$—	$266

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

        Business description:    Advent Software, Inc. ("Advent" or "the Company") provides software products, data and data interfaces and related maintenance and services that automate, integrate and support certain mission-critical functions of the front, middle and back offices of investment management organizations. Advent's clients vary significantly in size and assets under management and include investment advisors, brokerage firms, hedge funds, foundations and endowments, universities and banks.

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

        Effective with the first quarter of 2011, the Company changed the presentation of the components of net revenues to recurring and non-recurring to reflect the recurring nature of the Company's business model. Recurring revenues are comprised of term license, maintenance from perpetual arrangements and other recurring revenues. Non-recurring revenues are comprised of perpetual license fees, professional services and other revenues. Prior periods have been reclassified to reflect this change.

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

        Advent regularly reviews its marketable security portfolio to identify and evaluate securities that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition, credit quality and near-term prospects of the investee, and Advent's ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

        Investments:    Investments are included in "other assets" on the consolidated balance sheets and consist of non-marketable investments in privately held companies, most of which can be considered in the start-up or development stages. Investments are recorded at cost and reviewed for impairment. It is Advent's policy to review investments in privately held companies on a regular basis to evaluate the carrying amount and economic viability of these companies. This policy includes, but is not limited to, reviewing each of the companies cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes and competition. The evaluation process is based on information that Advent requests from these privately held companies. This information is not subject to the same disclosure regulations as US publicly traded companies, and as such, the basis for these evaluations is subject to timing and the accuracy of the data received from these companies.

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

        Product development:    Product development expenses consist primarily of salary, benefits and stock-based compensation for the Company's development and technical support staff, contractors' fees and other costs associated with the enhancements of existing products and services and development of new products and services. Costs incurred for software development prior to technological feasibility are expensed as product development costs in the period incurred. Once the point of technological feasibility is reached, which is generally the completion of a working prototype that has no critical bugs and is a release candidate, development costs are capitalized until the product is ready for general release and are classified within "other intangibles, net" on the consolidated balance sheets. The Company amortizes capitalized software development costs using the greater of the ratio of the products' current gross revenues to the total of current expected gross revenues or on a straight-line basis over the estimated economic life of the related product, which is typically three years.

        Capitalization of internal use software:    Certain costs related to computer software developed or obtained for internal use are capitalized in accordance with ASC 350-40, "Internal Use Software". The Company amortizes internal use software costs over their estimated useful lives, which typically range from three to five years.

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

        Goodwill:    Advent reviews goodwill for impairment annually during the fourth quarter of the fiscal year (as of November 1) and more frequently if an event or circumstance indicates that an impairment loss has occurred. Advent is required to test goodwill for impairment at the reporting unit level. Advent has determined that the Company has two reporting units, Domestic and International, which comprise the Advent Investment Management segment, for the goodwill impairment testing performed during the fourth quarter of 2011.

        Advent first assesses qualitative factors to determine whether it is necessary to perform a quantative assessment. If Advent believes, as a result of the qualitative assessment, that it is

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. The quantative impairment test for goodwill impairment is a two-step process:

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

        Determining the fair value of a reporting unit is subjective and requires judgment at many points during the test including the development of future revenue and expense forecasts used to calculate future cash flows, the selection of risk-adjusted discount rates, and determination of market comparable entities. During the fourth quarter of 2011, Advent completed the qualitative goodwill impairment test, which involved assessing financial factors, including Advent's market capitalization and profitability and deviations from projected results, as well as other business factors, including assessing the current business environment, changes in the operations of each reporting unit and the results of the prior year goodwill impairment test. Based on the results of this qualitative assessment, Advent determined that the fair value of the reporting units is more likely than not greater than the carrying amount and as a result, a quantitative analysis would not be needed.

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

        Other intangible assets mainly represent completed technology, distributor licenses, customer lists, trademark/tradenames and non-compete agreements acquired in business combinations. Acquired identifiable intangibles are amortized on a straight-line basis over their estimated useful lives as follows:

Purchased technology	4 to 6 years
Customer relationships	4 to 8 years
Other intangibles	3 to 7 years

        Revenue recognition:    Advent recognizes revenue from term license, maintenance and other recurring revenues; perpetual license fees, professional services and other. Advent offers a wide variety of products and services to a large number of financially sophisticated customers. While many of our license transactions, maintenance contracts, subscription-based transactions and professional services projects conform to a standard structure, many of our larger transactions are complex and may require significant review and judgment in our application of generally accepted accounting principles.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

        Software license fees.    Advent recognizes revenue from the licensing of software when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is probable. Advent generally uses a signed license agreement as evidence of an arrangement. Sales through the Company's distributors are evidenced by a master agreement governing the relationship together with binding order forms and signed contracts from the distributor's customers. Revenue is recognized once delivery to the distributor's customer has taken place and when all other revenue recognition criteria have been met. Delivery occurs upon notification that software is available for electronic download through our fulfillment vendor, or when a product is delivered to a common carrier F.O.B shipping point, or upon confirmation that product delivered F.O.B shipping destination has been received. Some of the Company's arrangements include acceptance provisions; if such acceptance provisions are present, delivery is deemed to occur upon acceptance. Advent assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction. Advent assesses whether the collectability of the resulting receivable is probable based on a number of factors, including the credit worthiness of the customer determined through a credit review process, including credit reporting agency reports, publicly available customer information, financial statements and other available information and pertinent country risk if the customer is located outside the United States. The Company's standard payment terms are due at 180 days or less, but payment terms may vary based on the country in which the agreement is executed. Software licenses are sold with maintenance, and frequently professional services.

        Advent typically licenses the products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the assets under administration, the number of site installations and the number of authorized users.

        Advent categorizes revenues into two reporting elements—recurring and non-recurring revenues:

  Recurring Revenue:

  •
  Term licenses

  Term license contracts include both the software license and maintenance. Advent offers multi-year term licenses by which a customer makes a binding commitment that typically spans three years. For multi-year term licenses, Advent has not established vendor specific objective evidence, or VSOE, of fair value for the software license and maintenance components and, as a result, in situations where the Company is also performing related professional services, it defers all revenue and directly-related expenses under the arrangement until the implementation services are complete and the remaining services are substantially complete. At the point professional services are substantially completed, Advent recognizes a pro-rata amount of the term license revenue, professional services fees earned and related expenses, based on the elapsed time from the start of the term license to the substantial completion of professional services. Advent determines whether services are substantially complete by consulting with the professional services group and applying management judgment. Term license revenue for the remaining contract years, the remaining deferred professional services revenue and related expenses are recognized ratably over the remaining contract length. When multi-year term licenses are sold and do not include related professional services, Advent recognizes the entire term license revenue ratably over the period of the contract term from the effective date of the license agreement assuming all other revenue recognition criteria have been met.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

  •
  Maintenance

  Advent offers annual maintenance programs on perpetual licenses that provide for technical support and updates to the Company's software products. Maintenance fees are bundled with perpetual license fees in the initial licensing period and charged separately for renewals of annual maintenance in subsequent years. Fair value for maintenance is based upon either renewal rates stated in the contracts or separate sales of renewals to customers. Revenue is recognized ratably (daily) over the term of the maintenance period typically one year.

  •
  Other Recurring Revenues

  Other recurring revenues include revenues from Software-as-a-Service (SaaS) services, data services and other recurring revenue transactions.

  Our SaaS services include Advent OnDemand, Advent OnDemand with Data Management and Black Diamond. Advent OnDemand is the hosting and SaaS delivery of the Company's suite of investment management solutions. Advent recognizes revenue ratably over the period of service which is generally one year. Advent OnDemand with Data Management services include access to software on a SaaS basis as well as full account aggregation, daily portfolio reconciliation, corporate actions processing and reference data management. The Company prices this comprehensive service offering based on the number of accounts managed for each customer. Advent measures the number of accounts quarterly in arrears and recognizes revenue for these services as they are performed. Black Diamond offers a platform that provides outsourced daily reconciliation and data management services as well as portfolio management and reporting delivered through an online web-based application. The Company prices Black Diamond services based on the quantity of customer's accounts and the daily average of the assets under management (AUM) within those accounts. The Company measures the number and AUM within customer accounts monthly in arrears and recognizes revenues for these services as they are performed.

  Advent's data services revenues include Advent Custodial Data (ACD), Advent Corporate Actions (ACA) and Advent Index Data. The Company recognizes revenue from data services either ratably over the subscription period or as the transactions occur within the subscription, based on the terms of the arrangement.

  The Company recognizes revenue from other recurring revenue transactions either ratably over the subscription period or as the transactions occur based on the terms of the arrangement.

  •
  Assets Under Administration Revenues

  Certain of Advent's perpetual and term license contracts include asset-based fee structures that provide additional revenues based on the assets that the client manages using the Company's software ("Assets Under Administration" or "AUA"). Contracts containing an AUA fee structure have a defined measurement period which requires the client to self-report actual AUA in arrears of the specified period. AUA fees above the stated minimum fee for the same period are considered incremental fees. Because incremental fees are neither determinable nor due and payable until the conclusion of the measurement period, they are both earned and recognized upon completion of the measurement period, on a quarterly or annual basis.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

  Incremental fees from perpetual AUA contracts are included in other recurring revenues due to the periodic nature of the revenue stream. Thus, both term AUA and perpetual AUA contract incremental fees are included in Recurring Revenue on the consolidated statement of operations. The Company recognizes term AUA contract minimum fees over the period of service and continues to recognize incremental fees in arrears once clients contractually report the AUA to the Company, because the incremental fees are neither determinable nor due and payable until reported.

  Non-Recurring Revenue:

  •
  Professional services and other revenues.

  We offer a variety of professional services that include project management, implementation, data conversion, integration, custom report writing and training. We establish VSOE of fair value for professional services upon separate sales of these services to customers. Our professional services are generally billed on a time and materials basis using hourly rates together with reimbursement for travel and accommodation expenses. We recognize revenue as these professional services are performed except in the case of multi-year term license contracts which are described in the "term licenses" section above. Certain professional services arrangements involve acceptance criteria. In these cases, revenue and related expenses are recognized upon acceptance. Occasionally, professional services are performed under a fixed fee arrangement. For these arrangements, we defer revenue and related expenses until the services are complete. Professional services and other revenues also include revenue from our user conferences which is recognized upon completion of the conference.

  •
  Perpetual licenses

  Advent allocates revenue to delivered elements, normally the license component of the arrangement, using the residual method, based on VSOE of fair value of the undelivered elements (generally the maintenance and professional services elements), which is specific to the Company. Advent determines the fair value of the undelivered elements based on the historical evidence of the Company's stand-alone sales of these elements to third parties and/or renewal rates. If VSOE of fair value does not exist for any undelivered elements, then the entire arrangement fee is deferred until delivery of that element has occurred unless the only undelivered element is maintenance. Revenues from perpetual licenses are included in Non-Recurring Revenue on the consolidated statement of operations.

        Directly related expenses.    When Advent defers service revenues, it also defers the direct costs incurred in the delivery of those services to the extent those costs are recoverable through future revenues, on non-cancelable contracts, as prepaid contract expense. Advent recognizes those deferred costs as costs of professional services revenues proportionally and over the same period that the deferred revenue is recognized as service revenue. When Advent defers license revenue, the Company defers the direct incremental costs incurred as a result of selling the contract (i.e. sales commissions earned by the sales force as a part of their overall compensation) because those costs would not have been incurred but for the acquisition of that contract. Advent recognizes those costs as sales and marketing expense proportionally and over the same period as the license revenues.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

        Allowance for doubtful accounts and sales returns:    Advent analyzes specific accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Advent has recorded a provision for bad debt of $0.2 million in each of fiscal 2011, 2010 and 2009, respectively.

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

        Advent has the ability to estimate returns based on a long history of experience with relatively homogenous transactions and the fact that the return period is short. The Company has recorded sales return provisions as offsets to revenue in the period the sales return becomes probable. The estimates for returns are adjusted periodically based upon historical rates of returns and other related factors. Advent has a methodology for calculating the value of reserves that takes the previous 12 months of experience into account. Advent has recorded a sales returns provision (benefit) to decrease (increase) revenue for these situations based on the Company's historical experience of $(0.2) million, $(0.6) million and $0.3 million in fiscal 2011, 2010 and 2009, respectively.

        Advertising costs:    The Company expenses advertising costs as incurred and classifies these costs under sales and marketing expense. Total advertising expenses were $0.5 million, $0.7 million, and $0.5 million for fiscal 2011, 2010 and 2009, respectively.

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

        As the stock-based compensation expense recognized on the consolidated statements of operations for fiscal 2011, 2010 and 2009 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company's historical experience over the last ten years.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

        Advent makes quarterly assessments of the adequacy of the Company's pool of windfall tax benefits to determine if there are any deficiencies which require recognition in the Company's consolidated statements of operations.

        Restructuring charges and related accruals:    Advent has developed and implemented formalized plans for restructuring the business to better align its resources to market conditions and recorded charges resulting from the restructuring plans. In connection with the restructuring plans Advent has recorded estimated expenses for severance and benefits, lease cancellations, asset write-offs and other restructuring costs. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating real estate market conditions for expected vacancy periods and sub-lease rental income. Advent continually evaluates the adequacy of the remaining liabilities under the restructuring initiatives. Although the Company believes that these estimates accurately reflect the costs of the restructuring plans, actual results may differ, thereby requiring Advent to record additional provisions or reverse a portion of such provisions.

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

        The Company has elected to use the "with and without" approach in determining the order in which tax attributes are utilized. As a result, the Company will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. In addition, the Company has elected to account for the impact of stock-based awards on other tax attributes, such as the research tax credit, through the consolidated statements of operations.

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

        Comprehensive income:    Comprehensive income consists of net income, net unrealized foreign currency translation adjustments and net unrealized gains or losses on available-for-sale marketable securities and is presented in the consolidated statements of comprehensive income.

        Segment information:    On October 1, 2009, Advent completed the sale its MicroEdge subsidiary and accordingly, the results of MicroEdge have been classified as a discontinued operation in the consolidated statements of operations for all periods presented. The Company now operates under a single reportable segment, Advent Investment Management. See Note 4, "Discontinued Operation," for further information regarding the divestiture of MicroEdge.

        International sales, which are based on the location to which the product is shipped or services are delivered, represented 18%, 15%, and 14% of the Company's net revenues for fiscal 2011, 2010 and

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

2009, respectively. No single customer accounted for more than 10% of net revenues for fiscal 2011, 2010 or 2009.

        Certain risks and concentrations:    Product revenues are concentrated in the investment management software industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect operating results. Additionally, Advent derives a significant portion of its revenues from its Geneva, APX, Axys and Moxy applications and ancillary products and services, and therefore their market acceptance is essential to the Company's success.

        Financial instruments that potentially subject the Company to concentrations of credit risks comprise, principally, cash, cash equivalents, marketable securities, trade accounts receivable, and debt. Advent invests excess cash through banks, mutual funds, and brokerage houses primarily in highly liquid securities and has investment policies and procedures that attempt to minimize credit risk. Advent's marketable securities consist of diversified investment grade securities and foreign debt securities. The Company believes no significant concentration of credit risk exists with respect to these securities.

        With respect to accounts receivable, Advent performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. At December 31, 2011 and 2010, no single customer accounted for more than 10% of accounts receivable.

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

  Recent Accounting Pronouncements:

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs. The issuance of ASU 2011-04 results in common fair value measurement and disclosure guidance and minimizes differences between US GAAP and International Financial Reporting Standards (IFRSs). ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its consolidated financial statements.

        In June 2011, the FASB issued ASU 2011-05, Presentation on Comprehensive Income. ASU 2011-05 provides guidance that allows companies the option of how to present the components of, and a total, for net income, the components of, and a total, for other comprehensive income, and a total for comprehensive income as either one continuous statement of comprehensive income or in two separate but consecutive statements. There will no longer be the option to present items of other comprehensive income in the statement of stockholders' equity. The updated accounting guidance is

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011 on a retrospective basis. Early adoption is permitted and the Company has adopted ASU 2011-05 for fiscal 2011.

        In September 2011, the FASB issued Accounting Standards Update ("ASU") 2011-08, Testing Goodwill for Impairment ("ASU 2011-08"). ASU 2011-08 was issued to amend FASB Accounting Standards Codification ("ASC") Topic 350, Intangibles—Goodwill and Other. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to first make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. If entities determine, on the basis of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, and the Company has adopted ASU 2011-08 on November 1, 2011 for the fiscal year 2011 goodwill impairment test.

Note 2—Cash Equivalents and Marketable Securities

        At December 31, 2011 and 2010, cash and cash equivalents, short-term and long-term marketable securities primarily consisted of money market mutual funds, US government and US Government Sponsored Entities (GSE's), foreign government debt securities and high credit quality corporate debt securities. The Company's short-term and long-term marketable securities are classified as available-for-sale, with long-term marketable securities having a maturity date greater than one year from the end of the period.

        Marketable securities are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less than 12 Months	Gross Unrealized Losses 12 Months or Longer	Aggregate Fair Value
Balance at December 31, 2011
Corporate debt securities	$52,606	$10	$(11)	$—	$52,605
US government debt securities	11,318	5	—	—	11,323
Foreign government debt securities	6,914	—	(17)	—	6,897

Total	$70,838	$15	$(28)	$—	$70,825

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less than 12 Months	Gross Unrealized Losses 12 Months or Longer	Aggregate Fair Value
Balance at December 31, 2010
Corporate debt securities	$22,597	$6	$(3)	$—	$22,600
US government debt securities	47,466	12	(3)	—	47,475

Total	$70,063	$18	$(6)	$—	$70,075

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Cash Equivalents and Marketable Securities (Continued)

        The following table summarizes the contractual maturities of marketable securities at December 31, 2011 (in thousands):

	Amortized Cost	Aggregate Fair Value
Matures in less than one year	$69,921	$69,908
Matures in one to three years	917	917

Total	$70,838	$70,825

        The following table summarizes marketable securities with unrealized losses by contractual maturity dates at December 31, 2011 (in thousands):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Net Unrealized Losses	Fair Value	Net Unrealized Losses
Corporate debt securities	$30,811	$(11)	$—	$—	$30,811	$(11)
Foreign government debt securities	6,914	(17)			6,914	(17)

Total	$37,725	$(28)	$—	$—	$37,725	$(28)

        The gross unrealized losses related to marketable securities are primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during fiscal 2011. For fixed income securities that have unrealized losses as of December 31, 2011, the Company has determined that (i) it does not have the intent to sell any of these investments prior to maturity and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, the Company has evaluated these fixed income securities and has determined that no credit losses exist, as a majority of the Company's portfolio is backed by the federal government. As of December 31, 2011, all securities in an unrealized loss position have been in an unrealized loss position for less than one year. The Company's management has determined that the unrealized losses on its fixed income securities as of December 31, 2011 were temporary in nature.

        The Company had no realized gains or losses related to the Company's marketable securities for the years ending December 31, 2011, 2010 and 2009.

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Derivative Financial Instruments (Continued)

Non-designated Hedges

        The Company uses foreign currency forward contracts to hedge a portion of the balances denominated in Euro, Swedish Krona, British Pounds, South African Rand and Norwegian Kroner. These derivative instruments are not designated as hedging instruments. The Company recognizes gains and losses on these contracts, as well as related costs, in "Interest and other income (expense), net" along with the gains and losses of the related hedged items. The Company records the fair value of derivative instruments as either "Prepaid expenses and other" or "Accrued liabilities" on the accompanying condensed consolidated balance sheets based on current market rates.

        At December 31, 2011 and 2010, net derivative assets associated with the forward contracts of approximately $25,000 and zero, respectively, were included in "Prepaid expenses and other." The effect of the derivative financial instruments on the consolidated statements of operations for fiscal 2011 and 2010 was to reduce foreign exchange (gains) and losses by approximately $(40,000) and $13,000, respectively, which reflects both realized and unrealized gains (losses) related to our derivative financial instruments.

        As of December 31, 2011, the Company had outstanding forward contracts with a notional value of R3.5 million South African Rand (ZAR), or approximately $429,000.

Note 4—Discontinued Operation

        During 2009, the Company decided to discontinue the operations of its MicroEdge subsidiary, which provided products and services to the not-for-profit business community, to concentrate on its core investment management business. In connection with this decision, the Company completed the sale of MicroEdge on October 1, 2009 to an affiliate of Vista Equity Partners III, LLC ("Purchaser"). The Company sold net assets in MicroEdge totaling $3.0 million. The total consideration received by the Company in connection with the divestiture was approximately $30.0 million in cash, of which $27.0 million in cash was paid on the closing date. The remaining $3.0 million of the Purchase Price was held in escrow and was released to the Company in March 2011, resulting in the Company recording a net gain of $1.7 million in "net income from discontinued operation, net of applicable taxes" in 2011.

        As part of the disposition, certain assets and obligations of the Company's discontinued operation were excluded from the sale and are reflected on the Company's balance sheet as of December 31, 2011 and 2010. Assets excluded from the sale include cash and deferred tax assets. Liabilities excluded from the sale include sales tax and other tax-related obligations, future payments related to a two year service and maintenance agreement, and continuing lease obligations included as part of the restructuring noted below.

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

a restructuring accrual adjustment benefit of approximately $0.2 million in its discontinued operations results during 2011.

        The following table sets forth an analysis of the components of the restructuring charges related to the Company's discontinued operation and the payments and non-cash charges made against the accrual during fiscal 2011 and 2010 (in thousands):

	Facility Exit Costs	Severance and Benefits	Total
Balance of restructuring accrual at December 31, 2009	$5,115	$—	$5,115
Restructuring charges	9	8	17
Cash payments	(40)	(8)	(48)
Adjustment of prior restructuring costs	165	—	165

Balance of restructuring accrual at December 31, 2010	$5,249	$—	$5,249
Restructuring charges	(206)	—	(206)
Cash payments	(174)	—	(174)
Adjustment of prior restructuring costs	165	—	165

Balance of restructuring accrual at December 31, 2011	$5,034	$—	$5,034

        Of the remaining restructuring accrual of $5.0 million at December 31, 2011, $0.4 million is included in accrued liabilities of discontinued operations. The facility exit costs of $5.0 million will be paid over the remaining lease term through 2018.

        Net revenues and income from the Company's discontinued operation are as follows for the following periods (in thousands):

	Fiscal Years
	2011	2010	2009
Net revenues	$—	$—	$18,859

Income (loss) from operation of discontinued operation (net of applicable taxes of $(82), $(46) and $1,337, respectively)	$114	$(166)	$2,486
Gain on disposal of discontinued operation (net of applicable taxes of $1,279, $0 and $4,302, respectively)	1,725	—	13,623

Net (loss) income from discontinued operation	$1,839	$(166)	$16,109

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Discontinued Operation (Continued)

        The following table sets forth the assets and liabilities of the MicroEdge discontinued operation included in the consolidated balance sheets of the Company (in thousands):

	December 31
	2011	2010
Assets:
Deferred taxes, long-term	$2,006	$2,095

Total noncurrent assets of discontinued operation	$2,006	$2,095

Liabilities:
Total current liabilities of discontinued operation	$488	$165
Accrued restructuring, long-term portion	4,633	5,228

Total noncurrent liabilities of discontinued operation	$4,633	$5,228

Note 5—Acquisitions

Black Diamond Performance Reporting LLC ("Black Diamond")

        On June 1, 2011, Advent acquired all the outstanding ownership units of Black Diamond, a privately held, Florida-based company which now operates as a wholly owned subsidiary of the Company. Black Diamond provides web-based, outsourced portfolio management and reporting platforms for investment advisors. The total purchase price of $72.4 million, net of cash acquired of $0.2 million, was paid in cash. Of the total purchase price, $7.0 million was placed into escrow until December 2012 to be held as partial security for any losses incurred by the Company in the event of certain breaches of the representation and warranties contained in the acquisition agreement or certain other events. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company's consolidated results of operations.

  Purchase Price Allocation

        The acquisition was accounted for in accordance with the purchase method of accounting. The total purchase price was allocated to net tangible and intangible assets based on their estimated fair values as of June 1, 2011. The fair value assigned to identifiable intangible assets acquired has been determined primarily by using valuation methods that discount expected future cash flows to present value using estimates and assumptions determined by management. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill, which is fully deductible for income tax purposes.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Acquisitions (Continued)

        The allocation of the purchase price and the estimated useful lives associated with certain assets was as follows:

	Estimated Life (Years)	Purchase Price Allocation (in thousands)
Identifiable intangible assets (liabilities):
Developed research and development	5	$13,200
Customer relationships	7	11,300
Trade name and trademarks	5	1,300
Non-competition agreements	3	1,100
Industry partner agreements	5	500
Goodwill		44,215
Deferred revenues		(230)
Net tangible assets		1,059

Purchase price, net of cash acquired		$72,444

Tangible assets and current liabilities

        Black Diamond's tangible assets and liabilities as of June 1, 2011 were reviewed and adjusted to their fair value as necessary. Current assets are primarily comprised of accounts receivable and prepaids. Non-current assets were primarily comprised of facility deposits and fixed assets. Current liabilities include accrued liabilities, accrued compensation and benefits, sales commissions payable, sales tax payable and deferred revenues. In connection with the acquisition of Black Diamond, Advent assumed Black Diamond's contractual obligations related to its deferred revenues. Black Diamond's deferred revenues were derived primarily from set up fees related to the implementation of its web-based services and from contracts where revenue is recognized upon completion of the project. Advent recorded an adjustment to reduce the carrying value of deferred revenues to represent the Company's estimate of the fair value of the contractual obligations assumed.

Syncova Solutions Ltd. ("Syncova")

        On February 28, 2011, Advent acquired all the outstanding shares of Syncova, a privately held, United Kingdom-based company, which now remains as a wholly-owned subsidiary of the Company. Syncova provides margin management and financing software to hedge funds and prime brokers. Syncova's solutions enable hedge funds and prime brokers to calculate expected margin, reconcile and control differences. Syncova's product offerings will be a part of Advent's solution for the alternative and high end asset management markets. The total purchase price of $24.6 million, net of cash acquired of $0.8 million, was paid in cash. Of the total proceeds, the equivalent of $4.8 million will be held in escrow subject to claims through February 2013. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company's consolidated results of operations.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Acquisitions (Continued)

Purchase Price Allocation

        The acquisition was accounted for in accordance with the purchase method of accounting. The total purchase price was allocated to net tangible and intangible assets based on their estimated fair values as of February 28, 2011. The fair value assigned to identifiable intangible assets acquired has been determined primarily by using valuation methods that discount expected future cash flows to present value using estimates and assumptions determined by management. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill, which is fully deductible for income tax purposes.

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

*
In-process research and development relates to costs attributed to a product version that was released in the fourth quarter of 2011 and is being amortized on a straight-line basis over the useful life of 3 years.

Tangible assets and current liabilities

        Syncova's tangible assets and liabilities as of February 28, 2011 were reviewed and adjusted to their fair value as necessary. Current assets are primarily comprised of accounts receivable and deferred tax assets. Non-current assets were primarily comprised of facility deposits and fixed assets. Current liabilities include accrued liabilities, deferred tax assets and deferred revenues. In connection with the acquisition of Syncova, Advent assumed Syncova's contractual obligations related to its deferred revenues. Syncova's deferred revenues were derived primarily from term license arrangements, and service and maintenance related to perpetual licenses. As a result, Advent recorded an adjustment to reduce the carrying value of deferred revenues to represent the Company's estimate of the fair value of the contractual obligations assumed.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Balance Sheet Detail

Prepaid expenses and other

        The following is a summary of prepaid expenses and other assets (in thousands):

	December 31
	2011	2010
Prepaid commission	$7,471	$5,729
Prepaid royalty	1,121	803
Prepaid contract expense	8,858	6,043
Tenant improvement allowance	—	182
Other	6,210	5,107

Total prepaid expenses and other	$23,660	$17,864

Property and equipment, net

        The following is a summary of property and equipment (in thousands):

	December 31
	2011	2010
Computer equipment—hardware	$27,359	$23,726
Computer equipment—software	25,092	23,783
Leasehold improvements	34,371	31,678
Furniture and fixtures	9,001	7,866
Construction in process	1,631	1,316

Property and equipment, gross	$97,454	$88,369
Accumulated depreciation	(55,153)	(46,845)

Property and equipment, net	$42,301	$41,524

        Depreciation expense was $11.0 million, $10.0 million and $9.4 million for fiscal 2011, 2010 and 2009, respectively. Costs of $1.3 million, $0.7 million and $2.0 million related to the development of internal use software were capitalized in 2011, 2010 and 2009, respectively, and are included in "computer equipment-software" in the table above.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Balance Sheet Detail (Continued)

Goodwill

        The changes in the carrying value of goodwill for fiscal 2011 and 2010 were as follows (in thousands):

Goodwill
Balance at December 31, 2009	$144,827
Additions	3,175
Translation adjustments	(2,422)

Balance at December 31, 2010	$145,580
Additions	60,206
Translation adjustments	(1,165)

Balance at December 31, 2011	$204,621

        During 2011, the US dollar weakened against the Pound Sterling, Euro and other European currencies in the first six months of the year and strengthened against these currencies during the last six months of 2011. Foreign currency translation adjustments totaling $1.2 million reflect the overall general strengthening of the US dollar versus the Danish Krone (DKK), the Euro (EUR), Norwegian Krone (NOK) and the Swedish Krona (SEK) during fiscal 2011.

        Foreign currency translation adjustments totaling $2.4 million reflect the general strengthening of the US dollar versus the Danish Krone (DKK), the Euro (EUR) and Pound Sterling (GBP) during fiscal 2010.

Other intangibles, net

        The following is a summary of intangible assets (in thousands, except weighted average amortization period):

	Weighted Average Amortization Period (Years)	Other Intangibles, Gross	Accumulated Amortization	Other Intangibles, Net
Purchased technologies	5.1	$50,661	$(24,777)	$25,884
Product development costs	3.0	16,202	(12,278)	3,924

Developed technology sub-total		66,863	(37,055)	29,808
Customer relationships	6.4	40,917	(24,164)	16,753
Other intangibles	4.1	4,642	(1,682)	2,960

Other intangibles sub-total		45,559	(25,846)	19,713

Balance at December 31, 2011		$112,422	$(62,901)	$49,521

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Balance Sheet Detail (Continued)

	Weighted Average Amortization Period (Years)	Other Intangibles, Gross	Accumulated Amortization	Other Intangibles, Net
Purchased technologies	5.0	$28,118	$(18,730)	$9,388
Product development costs	3.0	13,714	(9,477)	4,237

Developed technology sub-total		41,832	(28,207)	13,625
Customer relationships	6.0	27,589	(22,006)	5,583
Other intangibles	4.0	1,585	(1,021)	564

Other intangibles sub-total		29,174	(23,027)	6,147

Balance at December 31, 2010		$71,006	$(51,234)	$19,772

        The changes in the carrying value of intangible assets for fiscal 2011 and 2010 were as follows (in thousands):

	Gross	Accumulated Amortization	Net
Balance at December 31, 2009	$66,569	$(43,604)	$22,965
Additions	4,369	—	4,369
Stock-based compensation additions	102	—	102
Amortization	—	(7,646)	(7,646)
Translation adjustments	(34)	16	(18)

Balance at December 31, 2010	$71,006	$(51,234)	$19,772
Additions	41,736	—	41,736
Stock-based compensation additions	131	—	131
Amortization	—	(11,627)	(11,627)
Translation adjustments	(451)	(40)	(491)

Balance at December 31, 2011	$112,422	$(62,901)	$49,521

        Additions to intangible assets of $41.7 million in 2011 include additions of $12.0 million and $27.4 million from the acquisitions of Syncova and Black Diamond, respectively, and capitalized product development costs of approximately $2.5 million.

        Additions to intangible assets of $4.4 million in 2010 include intangible asset additions of $2.2 million from the acquisition of Goya AS and capitalized product development costs of approximately $2.2 million.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Balance Sheet Detail (Continued)

        The following is a summary of amortization of the Company's developed technology and other intangible assets for the periods presented (in thousands):

	Fiscal Years
	2011	2010	2009
Developed technology:
Amortization—purchased technologies	$6,019	$3,325	$3,128
Amortization—product development costs	2,801	3,049	2,490

Amortization of developed technology	8,820	6,374	5,618
Other intangibles:
Amortization—customer relationships	2,146	970	1,336
Amortization—other intangibles	661	302	330

Amortization of other intangibles	2,807	1,272	1,666

Total amortization	$11,627	$7,646	$7,284

        Based on the carrying amount of intangible assets as of December 31, 2011, the estimated future amortization is as follows (in thousands):

	Fiscal Years
	2012	2013	2014	2015	2016	Thereafter	Total
Estimated future amortization of:
Developed technology	$9,828	$8,027	$4,936	$4,317	$2,513	$187	$29,808
Other intangibles	3,818	3,772	3,380	3,226	2,694	2,823	19,713

Total	$13,646	$11,799	$8,316	$7,543	$5,207	$3,010	$49,521

Other assets

        The following is a summary of other assets (in thousands):

	December 31
	2011	2010
Long-term investments	$—	$500
Long-term prepaid commissions	5,587	3,756
Deposits	2,697	2,889
Prepaid contract expense, long-term	7,643	4,914

Total other assets	$15,927	$12,059

        Long-term investments include an equity investment in a privately held company. This equity investment is carried at the lower of cost or fair value at December 31, 2011 and 2010. During the third quarter of 2011, the Company wrote off its remaining investment in the privately held company and recorded an impairment loss of $0.5 million, which is reflected in "gain (loss) on equity investments, net" on the consolidated statement of operations for fiscal 2011. Deposits include restricted cash balance of $1.4 million at each of December 31, 2011 and 2010 related to the

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Balance Sheet Detail (Continued)

Company's San Francisco headquarters, and facilities in Boston and New York. See Note 10, "Commitment and Contingencies", for further discussion.

Accrued liabilities

        The following is a summary of accrued liabilities (in thousands):

	December 31
	2011	2010
Salaries and benefits payable	$26,299	$22,236
Accrued restructuring, current portion	1,050	809
Other	12,680	11,035

Total accrued liabilities	$40,029	$34,080

Other long-term liabilities

        The following is a summary of other long-term liabilities (in thousands):

	December 31
	2011	2010
Deferred rent	$10,631	$11,123
Accrued restructuring, long-term portion	—	531
Long-term deferred tax liability	2,930	534
Other	3,383	2,656

Total other long-term liabilities	$16,944	$14,844

Accumulated other comprehensive income

        The components of accumulated other comprehensive income, net of related taxes, were as follows (in thousands):

	December 31
	2011	2010
Accumulated net unrealized gain (loss) on marketable securities	$(13)	$7
Accumulated foreign currency translation adjustments	6,883	8,608

Accumulated other comprehensive income, net of taxes	$6,870	$8,615

Note 7—Restructuring Charges

        During 2011, Advent recorded a restructuring charge of $0.7 million which primarily related to the severance and benefit costs associated with a re-organization program and the present value amortization of facility exit obligations, partially offset by adjustments to other facility exit assumptions.

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

        The following table sets forth an analysis of the components of the restructuring charges and the payments and non-cash charges made against the accrual during fiscal 2009, 2010 and 2011 (in thousands):

	Facility Exit Costs	Severance and Benefits	Total
Balance of restructuring accrual at December 31, 2008	$1,735	$141	$1,876
Restructuring charges (benefit)	60	(4)	56
Cash payments	(635)	(137)	(772)
Accretion of prior restructuring costs	74	—	74

Balance of restructuring accrual at December 31, 2009	$1,234	$—	$1,234
Restructuring charges	788	—	788
Reversal of deferred rent related to facilities exited	29	—	29
Cash payments	(763)	—	(763)
Accretion of prior restructuring costs	52	—	52

Balance of restructuring accrual at December 31, 2010	$1,340	$—	$1,340
Restructuring charges	67	602	669
Reversal of deferred rent related to facilities exited	60	—	60
Cash payments	(1,046)	—	(1,046)
Accretion of prior restructuring costs	27	—	27

Balance of restructuring accrual at December 31, 2011	$448	$602	$1,050

        The remaining restructuring accrual of $1.1 million at December 31, 2011 is included in accrued liabilities on the accompanying consolidated balance sheet. The accrued facility exit costs of $0.4 million are stated at estimated fair value, net of estimated sub-lease income of $0.4 million. Advent expects to pay the remaining obligations in connection with vacated facilities over the remaining lease terms, which will expire on various dates through 2012.

Note 8—Debt

        On November 30, 2011, Advent entered into a Credit Agreement (the "Credit Agreement") by and among Advent, the lenders party thereto (the "Lenders"), U.S. Bank National Association, as

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Debt (Continued)

documentation agent, Wells Fargo Bank, National Association, as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders ("Agent").

        The Credit Agreement provides for (i) a $50.0 million revolving credit facility, with a $25.0 million letter of credit sublimit and a $10.0 million swingline loan sublimit (the "Revolving Credit Facility"), (ii) a $50.0 million term loan facility (the "Term Loan A Facility"), and (iii) a $50.0 million delayed draw term loan facility (the "Delayed Draw Term Loan Facility" and, together with the Term Loan A Facility, the "Term Loan Facility"). Advent may request borrowings under the Revolving Credit Facility until November 30, 2016. Advent may request borrowings under the Delayed Draw Term Loan Facility until November 30, 2012. The Credit Agreement also contains an increase option permitting Advent, subject to certain requirements, to arrange with the Lenders and/or new lenders for up to an aggregate of $50.0 million in additional commitments, which commitments may be for revolving loans or term loans. The proceeds of the loans made under the Credit Agreement may be used for general corporate purposes.

        The loans bear interest, at Advent's option, at the base rate plus a spread of 0.75% to 1.75% or an adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a spread of 1.75% to 2.75%, in each case with such spread being determined based on the consolidated leverage ratio for the preceding four fiscal quarter period and certain other factors. The base rate means the highest of JPMorgan Chase Bank, N.A.'s prime rate, the federal funds rate plus a margin equal to 0.50% and the adjusted LIBOR rate for a 1-month interest period plus a margin equal to 1.00%. Swingline loans accrue interest at a per annum rate based on the base rate plus the applicable margin for base rate loans. On November 30, 2011, Advent borrowed $50.0 million of term loans under the Term Loan A Facility and incurred approximately $1.9 million of debt issuance costs that have been deferred and will be amortized over the life of the agreement. As of December 31, 2011, the outstanding debt balance was $50.0 million.

        The obligations under the Credit Agreement are secured by substantially all of the assets of Advent. The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict Advent and its subsidiaries' ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, pay dividends or make distributions, make investments, make acquisitions, prepay certain indebtedness, enter into certain transactions with affiliates, enter into sale and leaseback transactions, enter into swap agreements and enter into restrictive agreements, in each case subject to customary exceptions for a credit facility of this size and type. Advent is also required to maintain compliance with a consolidated leverage ratio, a consolidated interest coverage ratio and a minimum level of liquidity. As of December 31, 2011, Advent was in compliance with all associated covenants.

        The Credit Agreement includes customary events of default that include among other things, non-payment defaults, defaults due to the inaccuracy of representations and warranties, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, defaults due to an unenforceability of the security documents or guarantees, and a change of control default. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Income Taxes

        The components of income from continuing operations before income taxes were as follows (in thousands):

	Fiscal Years
	2011	2010	2009
US	$40,122	$33,188	$27,622
Foreign	1,200	2,222	1,497

Total	$41,322	$35,410	$29,119

        The components of the provision for income taxes included (in thousands):

	Fiscal Years
	2011	2010	2009
Current:
Federal	$8,857	$4,776	$783
State	1,005	939	1,194
Foreign	1,241	821	363
Deferred:
Federal	2,633	4,959	6,361
State	(276)	(320)	(539)
Foreign	(469)	(84)	183

Total	$12,991	$11,091	$8,345

        The effective income tax rate on earnings differed from the statutory federal tax rate as follows:

	Fiscal Years
	2011	2010	2009
Statutory federal rate	35.0%	35.0%	35.0%
State taxes	3.8	5.4	5.3
Stock compensation relating to incentive stock options and employee stock purchase plans	0.1	(1.5)	0.9
Research and other state tax credits	(8.0)	(9.1)	(10.2)
Change in valuation allowance	0.5	(1.7)	(2.9)
Change in state contingency reserve	(0.4)	1.0	—
Foreign taxes	0.6	(0.1)	0.3
Impact of state tax rate changes on net deferred tax assets	—	1.3	(0.3)
Other, net	(0.2)	1.0	0.6

Effective income tax rate	31.4%	31.3%	28.7%

        As of December 31, 2011, Advent made no provision for a cumulative total of $13.7 million of undistributed earnings for certain non-US subsidiaries, which are deemed to be permanently reinvested.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Income Taxes (Continued)

        The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	December 31
	2011	2010
Deferred tax assets, current:
Deferred revenue	$3,151	$2,534
Other accrued liabilities and reserves	3,879	3,529
Stock compensation	9,074	10,056
Other	190	239

Total deferred tax assets, current	16,294	16,358

Non-current deferred tax assets:
Depreciation and amortization	(4,293)	(4,576)
Net operating losses, capital losses and credit carryforwards	31,324	35,010
Other	4,612	3,977
Valuation allowance	(892)	(820)

Total deferred tax assets, non-current	30,751	33,591

Deferred tax assets	47,045	49,949
Deferred tax liabilities	(2,930)	(534)

Net deferred tax assets	$44,115	$49,415

        The Company maintains a valuation allowance against its deferred tax assets relating to capital losses and investment reserves of $826,000 and certain state net operating losses of $66,000 as it believes that based upon the available evidence, it is more likely than not that these assets will not be realized. If it is determined in the future that it is more likely than not that these deferred tax assets will be realized, the valuation allowance will be reduced.

        At December 31, 2011, Advent had federal net operating loss carryforwards of approximately $37.6 million, which includes stock-based compensation deductions of $20.9 million. Utilization of these loss carryforwards, including losses obtained from acquisitions, is subject to certain limitations under the federal income tax laws. These net operating loss carryforwards expire between 2021 and 2027. Also at December 31, 2011, Advent had state net operating loss carryforwards in various states in which it files tax returns.

        Advent had federal research credits of $24.9 million which expire between 2012 and 2030. Advent also had California research credits of $18.1 million and California enterprise zone credits of $6.7 million which do not expire.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Income Taxes (Continued)

        The following table summarizes the activity relating to the Company's unrecognized tax benefits during 2011, 2010 and 2009 (in thousands):

Total
Balance at January 1, 2009	$6,904
Gross increases related to current period tax positions	563

Balance at December 31, 2009	$7,467
Gross increases related to tax positions in prior period	431
Gross increases related to current period tax positions	1,603

Balance at December 31, 2010	$9,501
Gross decreases related to tax positions in prior period	(185)
Gross increases related to current period tax positions	1,828

Balance at December 31, 2011	$11,144

        If recognized, the portion of unrecognized tax benefits at December 31, 2011 that would decrease Advent's tax provision and increase net income is $9.2 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of the federal tax benefit of state income tax items. Advent recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within "Provision for income taxes" on the consolidated statement of operations. As of December 31, 2011, Advent has accrued a nominal amount of interest and penalties for specific exposures in two states. Advent has not accrued any interest or penalties for its federal and other state reserves, as any reversal of uncertain tax positions would not result in the assessment of penalties or interest due to the Company's surplus of deferred tax assets that would offset any additional tax.

        Advent is subject to taxation in the US and various states and foreign jurisdictions. Advent is currently undergoing a State of California franchise tax examination for the 2006 and 2007 tax years. Advent is not under examination in any other income tax jurisdiction at the present time and does not anticipate the total amount of its unrecognized tax benefits to significantly change over the next 12 months. The material jurisdictions that are subject to examination by tax authorities include federal for tax years after 2007 and California for tax years after 2005.

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Commitments and Contingencies (Continued)

        Future minimum payments and receipts under the non-cancelable operating leases consisted of the following at December 31, 2011 (in thousands):

	Future
Fiscal Years	Lease Payments	Sub-lease Income	Net Lease Payments
2012	$9,473	$432	$9,041
2013	8,777	—	8,777
2014	9,367	—	9,367
2015	9,337	—	9,337
2016	7,731	—	7,731
Thereafter	26,812	—	26,812

Total	$71,497	$432	$71,065

        Rent expense for fiscal 2011, 2010 and 2009 was $8.4 million, $8.7 million and $5.5 million, respectively, net of sub-lease income from non-restructured facilities of $36,000, $35,000 and $22,000 in fiscal 2011, 2010 and 2009, respectively.

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

Legal Contingencies

        From time to time, in the course of its operations, the Company is a party to litigation matters and claims, including claims related to employee relations, business practices and other matters other than those specified below, but does not consider these matters to be material either individually or in the aggregate at this time. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict and the Company's view of these matters may change in the future as the litigation and events related thereto unfold. An unfavorable outcome in any legal matter, if material, could have a material adverse effect on the Company's financial position, liquidity or results of operations in the period in which the unfavorable outcome occurs and potentially in future periods.

        Advent reviews the status of each litigation matter or other claim and records a provision for a liability when it is considered both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed quarterly and adjusted as additional

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Commitments and Contingencies (Continued)

information becomes available. If either or both of the criteria are not met, the Company reassesses whether there is at least a reasonable possibility that a loss, or additional losses, may be incurred. If there is a reasonable possibility that a loss may be incurred, the Company discloses the estimate of the amount of loss or range of loss, discloses that the amount is immaterial (if true), or discloses that an estimate of loss cannot be made. In assessing potential loss contingencies, the Company considers a number of factors, including those listed in the Financial Accounting Standards Board's Accounting Standards Codification ("ASC") 450-20, Contingencies—Loss Contingencies, regarding assessing the probability of a loss occurring and assessing whether a loss is reasonably estimable. The Company expenses legal fees as incurred.

        On March 8, 2005, certain of the former shareholders of Kinexus Corporation and the shareholders' representative (Kinexus Representative LLC, Morriss Holdings LLC, MIC III LLC, MIC V LLC, Berkeley Holdings and Doug Morriss) filed suit against Advent in the Delaware Chancery Court. The complaint alleges that Advent breached the Agreement and Plan of Merger dated as of December 31, 2001 pursuant to which Advent acquired all of the outstanding shares of Kinexus due principally to the fact that no amount was paid by Advent on an earn-out of up to $115 million. The earn-out, which was payable in cash or stock at the election of Advent, was based upon Kinexus meeting certain revenue targets in both 2002 and 2003. The complaint seeks unspecified compensatory damages, an accounting and restitution for unjust enrichment. Advent advised the shareholders' representative in January 2003 that the earn-out terms had not been met in 2002 and accordingly no earn-out was payable for 2002 and would not be payable for 2003. Discovery in the case is continuing and the court has set a trial date for November 2012. Advent disputes the plaintiffs' claim and believes that it has meritorious defenses and intends to vigorously defend this action. Management believes that any potential loss associated with this litigation is neither probable nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Stock-Based Compensation

Stock-Based Compensation Expense

        Stock-based compensation expense related to stock options, stock appreciation rights ("SARs"), employee stock purchase plan ("ESPP") shares, and restricted stock units ("RSUs") was recognized on Advent's consolidated statement of operations for fiscal 2011, 2010 and 2009 as follows (in thousands):

	Fiscal Years
	2011			2010			2009
	Options, SARs & ESPP	RSUs	Total	Options, SARs & ESPP	RSUs	Total	Options, SARs & ESPP	RSUs	Total
Statement of operations classification
Cost of recurring revenues	$1,105	$1,049	$2,154	$1,066	$708	$1,774	$985	$712	$1,697
Cost of non-recurring revenues	753	561	1,314	804	337	1,141	799	470	1,269

Total cost of revenues	1,858	1,610	3,468	1,870	1,045	2,915	1,784	1,182	2,966
Sales and marketing	4,324	1,981	6,305	4,141	1,725	5,866	3,274	2,116	5,390
Product development	2,348	2,790	5,138	2,856	2,344	5,200	2,148	2,709	4,857
General and administrative	2,443	1,784	4,227	3,213	1,236	4,449	3,180	1,769	4,949

Total operating expenses	9,115	6,555	15,670	10,210	5,305	15,515	8,602	6,594	15,196

Total stock-based employee compensation expense	$10,973	$8,165	$19,138	$12,080	$6,350	$18,430	$10,386	$7,776	$18,162

Tax effect on stock-based employee compensation	(4,303)	(3,169)	(7,472)	(5,592)	(2,568)	(8,160)	(4,091)	(3,131)	(7,222)

Effect on net income from continuing operations, net of tax	$6,670	$4,996	$11,666	$6,488	$3,782	$10,270	$6,295	$4,645	$10,940

Effect on net income from discontinued operation, net of tax	$—	$—	$—	$—	$—	$—	$76	$128	$204

Effect on net income, net of tax	$6,670	$4,996	$11,666	$6,488	$3,782	$10,270	$6,371	$4,773	$11,144

        Advent capitalized stock-based compensation expense of $233,000, $94,000 and $228,000 during fiscal 2011, 2010 and 2009, respectively, associated with the Company's software development, internal-use software and professional services implementation projects.

        As of December 31, 2011, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimated forfeitures, was $33.7 million and is expected to be recognized through the remaining vesting period of each grant. As of December 31, 2011, the weighted average remaining period was 2.3 years.

Valuation Assumptions

        Advent uses the Black-Scholes option pricing model to determine the fair value of equity compensation awards, stock options, RSUs and SARs and employee stock purchase plan shares.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Stock-Based Compensation (Continued)

        The fair value of each equity award grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions:

Fiscal Years
	2011	2010	2009
Stock Options / Stock Appreciation Rights
Risk-free interest rate	0.9% - 2.4%	1.3% - 2.7%	1.8% - 3.0%
Volatility	36.0% - 42.8%	35.2% - 38.8%	38.5% - 57.7%
Expected life	5 years	4 - 5 years	4 - 5 years
Expected dividends	None	None	None
Employee Stock Purchase Plan*
Risk-free interest rate	0.1% - 0.2%	0.2%	0.2% - 0.4%
Volatility	28.6% - 48.3%	28.8% - 29.9%	29.5% - 72.8%
Expected life	6 months	6 months	6 months
Expected dividends	None	None	None

*
The ESPP periods begin every six months in the second and fourth quarter of each year.

        The expected stock price volatility for fiscal 2011, 2010 and 2009 was determined based on an equally weighted average of historical and implied volatility of the Company's common stock. Advent determined that a blend of implied volatility and historical volatility is more reflective of the market conditions and a better indicator of expected volatility than using purely historical volatility. The expected life for fiscal 2011, 2010 and 2009 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the US Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or SAR. The dividend yield assumption is based on the Company's history of not paying dividends and the future expectation of zero dividend payouts.

        The fair value of RSUs on the date of grant is the Advent closing share price.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Stock-Based Compensation (Continued)

Equity Award Activity

        A summary of the status of the Company's stock option and SAR activity for the period presented is as follows (in thousands, except weighted average exercise price):

	Fiscal Years
	2011		2010		2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	6,780	$15.73	7,886	$14.57	8,182	$14.13
Options and SARs granted	1,469	$26.72	1,041	$22.13	1,256	$16.05
Options and SARs exercised	(1,032)	$14.47	(1,795)	$13.91	(1,077)	$10.58
Options and SARs canceled	(188)	$22.96	(352)	$18.05	(475)	$19.95

Outstanding at end of year	7,029	$18.01	6,780	$15.73	7,886	$14.57

Exercisable at end of year	4,355	$14.65	4,278	$13.37	4,916	$12.92

        The aggregate intrinsic value of options and SARs outstanding and exercisable as of December 31, 2011 was $48.3 million and $42.4 million, respectively. The intrinsic value is calculated as the difference between the Company's closing stock price of $24.36 as of December 31, 2011 and the exercise price of the underlying awards for options or SARs that were in-the-money as of that date.

        The weighted average grant date fair value of options and SARs granted for the total Company (as determined under ASC 718), total intrinsic value of options and SARS exercised and cash received from option exercises during fiscal 2011, 2010 and 2009 were as follows (in thousands, except weighted average grant date fair value):

	Fiscal Years
	2011	2010	2009
Options and SARs
Weighted average grant date fair value	$9.35	$7.64	$7.36
Total intrinsic value of awards exercised	$13,612	$18,875	$7,992
Options
Cash received from exercises	$7,189	$14,020	$8,637

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Stock-Based Compensation (Continued)

        The options and SARs outstanding and currently exercisable for the total Company by exercise price at December 31, 2011 were as follows:

	Options and SARs Outstanding			Options and SARs Exercisable
Exercise Price	Number of Shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$6.96 - $9.08	844	2.40	$8.94	844	$8.94
$9.13 - $10.38	804	2.42	$9.54	804	$9.54
$10.47 - $14.18	755	4.60	$13.49	700	$13.67
$14.53 - $16.21	753	6.93	$16.05	478	$16.02
$16.30 - $19.79	710	5.62	$18.17	594	$18.12
$19.94 - $21.34	611	6.52	$20.85	403	$20.85
$21.75 - $21.75	733	8.14	$21.75	264	$21.75
$21.90 - $26.85	681	7.74	$24.74	253	$23.86
$26.91 - $26.91	1,016	9.26	$26.91	13	$26.91
$27.02 - $30.15	122	9.24	$27.64	2	$27.02

As of December 31, 2011	7,029	6.03	$18.01	4,355	$14.65

Expected to vest at December 31, 2011	6,764	5.91	$17.73

        The aggregate intrinsic value of options and SARs expected to vest at December 31, 2011 was $48.0 million.

        The equity awards available for grant for the total Company for the periods presented were as follows (in thousands):

	Fiscal Years
	2011	2010	2009
Beginning balance	6,622	5,087	2,720
Awards authorized	—	3,002	3,600
Options and SARs granted	(1,469)	(1,041)	(1,256)
Options and SARs canceled	188	352	475
Options expired	(10)	—	(3)
RSUs granted	(489)	(452)	(423)
RSUs canceled	94	62	128
RSU adjustment(1)(2)	(391)	(388)	(154)

Ending balance	4,545	6,622	5,087

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

        During fiscal 2011, 2010 and 2009, the Company granted RSUs under its 2002 Stock Plan. A summary of RSU activity for the total Company during for 2011, 2010 and 2009 is as follows:

	Fiscal Years
			2010		2009
	2011
				Weighted Average Grant Date Fair Value		Weighted Average Grant Date Fair Value
	Number of Shares (in thousands)	Weighted Average Grant Date	Number of Shares (in thousands)		Number of Shares (in thousands)
Outstanding and unvested at beginning of period	1,308	$19.58	1,369	$18.17	1,402	$18.95
RSUs granted	489	$26.75	452	$22.05	423	$16.50
RSUs vested	(450)	$35.35	(451)	$17.85	(328)	$18.89
RSUs canceled	(94)	$22.21	(62)	$18.99	(128)	$19.34

Outstanding and unvested at end of period	1,253	$16.51	1,308	$19.58	1,369	$18.17

        The weighted average grant date fair value was determined based on the closing market price of the Company's common stock on the date of the award. Aggregate intrinsic value of RSUs outstanding at December 31, 2011 was $30.5 million, based on the closing price of $24.36 per share as of December 31, 2011.

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

(4)
SAR awards are valued based on aggregate grant date fair value of awards granted during the year computed in accordance with ASC 718, "Compensation-Stock Compensation."

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

  2005 ESPP

        On May 18, 2005, Advent's shareholders approved the 2005 ESPP with 4,000,000 shares of common stock reserved for issuance. The following table summarizes the Company's issuance of common stock for the total Company under the 2005 ESPP:

	Fiscal Years
	2011	2010	2009
Common shares issued	272,767	338,656	552,820
Average price	$22.58	$17.11	$10.17

        As of December 31, 2011, common shares of 1,817,141 were reserved for future issuance under the 2005 ESPP.

  401(k) Plan

        Advent sponsors a 401(k) Plan to provide retirement benefits for its US employees. This Plan provides for tax-deferred salary deductions for eligible employees. Employees may contribute between 1% and 70% of their compensation to this Plan, limited by an annual maximum amount as determined by the Internal Revenue Service. The Company also makes a 50% matching contribution of up to 6% of employee compensation. The Company's matching contributions to this plan totaled $3.7 million, $3.4 million, and $3.1 million for fiscal 2011, 2010 and 2009, respectively. In addition to the employer matching contribution, Advent may make profit sharing contributions at the discretion of the Board of Directors. Advent did not make any profit sharing contributions in fiscal 2011, 2010 or 2009.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Net Income per Share

        The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Fiscal Years
	2011	2010	2009
Numerator:
Net income:
Continuing operations	$28,331	$24,319	$20,774
Discontinued operation	1,839	(166)	16,109

Total operations	$30,170	$24,153	$36,883

Denominator:
Denominator for basic net income per share-weighted average shares outstanding	51,797	51,535	50,899
Dilutive common equivalent shares:
Employee stock options and other	2,288	2,941	2,010

Denominator for diluted net income per share- weighted average shares outstanding, assuming exercise of potential dilutive common shares	54,085	54,476	52,909

Basic net income per share:(1)
Continuing operations	$0.55	$0.47	$0.41
Discontinued operation	0.04	—	0.32

Total operations	$0.58	$0.47	$0.72

Diluted net income per share:(1)
Continuing operations	$0.52	$0.45	$0.39
Discontinued operation	0.03	—	0.30

Total operations	$0.56	$0.44	$0.70

(1)
Net income per share is based on actual calculated values and totals may not sum due to rounding.

        Weighted average stock options, SARs and RSUs of approximately 2.1 million, 1.8 million and 3.8 million were excluded from the computation of diluted net income per share for fiscal 2011, 2010 and 2009, respectively, because their inclusion would have been anti-dilutive.

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

        The following is a summary of the repurchase programs authorized by Advent's Board since fiscal 2008 (in thousands):

Date of Authorization	Number of Shares Authorized
May 2008	2,000
October 2008	6,000
May 2010	2,000
October 2011	2,000

12,000

        The following is a summary of the Company's repurchase activity by year since fiscal 2008 (in thousands, except per share data):

Fiscal Year	Total Number of Shares Repurchased	Cost	Average Price Paid Per Share
2008	4,662	$61,572	$13.21
2009	1,380	$14,578	$10.57
2010	1,670	$35,881	$21.48
2011	2,243	$51,582	$23.00

Total	9,955	$163,613	$16.44

        At December 31, 2011, there remained approximately 2.0 million shares authorized by the Board for repurchase.

        In addition to the above, Advent has withheld shares through net share settlements upon the vesting of restricted stock units and the exercise of stock-settled stock appreciation rights under its equity compensation plan to satisfy tax withholding obligations.

Note 14—Segment, Significant Customer and Geographic Information

  Description of Segments

        ASC 280, "Segment Reporting" establishes standards for reporting information about operating segments in a company's financial statements. While the Company's management considers function, products, market and geography to allocate resources, the Company believes our chief operating decision maker (CODM) makes decisions and allocates resources based on the Company as a whole. Accordingly, the Company has determined it operates as one operating segment, Advent Investment Management.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Segment, Significant Customer and Geographic Information (Continued)

  Significant Customers

        No single customer represented 10% or more of Advent's total net revenues in any fiscal year presented.

  Geographic Information

        Geographic information as of and for the periods presented is as follows (in thousands):

	December 31
	2011	2010
Long-lived assets(1):
United States	$52,425	$51,105
International	5,803	1,977

Total long-lived assets	$58,228	$53,082

	Fiscal Years
	2011	2010	2009
Geographic net sales(2):
United States	$267,736	$240,453	$222,996
International	58,512	43,048	36,512

Total net sales	$326,248	$283,501	$259,508

(1)
Long-lived assets exclude goodwill, intangible assets, private equity investments and deferred tax assets.

(2)
Geographic net sales are based on the location to which the product is shipped.

Note 15—Fair Value Measurements

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

        If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then the Company uses quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. The Company classifies a portion of its foreign government debt securities and corporate debt securities as having Level 2 inputs. These corporate debt securities are guaranteed by the US government. Foreign debt securities primarily include Swedish and Canadian bonds. The Company obtains the fair value of Level 2 financial instruments from its custody bank, which uses various professional pricing services to gather pricing data which may include quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The custody bank then analyzes gathered pricing inputs and applies proprietary valuation techniques, such as consensus pricing, weighted average pricing, distribution-curve-based algorithms, or pricing models such as discounted cash flow techniques to provide the Company with a fair valuation of each security. The Company's procedures include controls to ensure that appropriate fair values are recorded such as comparing prices obtained to independent sources. Advent reviews the internal controls in place at the custodian bank on an annual basis.

        The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities. The fair value of these certain financial assets was determined using the following inputs as of December 31, 2011 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money Market Funds(1)	$40,197	$40,197	$—	$—
US government debt securities(2)	11,323	11,323	—	—
Corporate debt securities(3)	52,605	—	52,605	—
Foreign government debt securities(4)	8,432	—	8,432	—

Total	$112,557	$51,520	$61,037	$—

(1)
Included in cash and cash equivalents on the Company's consoldiated balance sheet.

(2)
Included in short-term and long-term marketable securities on the Company's consolidated balance sheet.

(3)
Included in short-term marketable securities on the Company's consolidated balance sheet.

(4)
Included in cash and cash equivalents, and short-term marketable securities on the Company's consolidated balance sheet.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Fair Value Measurements (Continued)

        There were no significant transfers between Level 1 and Level 2 assets in fiscal 2011 and Advent does not have any significant assets that utilize unobservable or Level 3 inputs.

        The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities approximate fair value based on the short-term maturities of these instruments. In accordance with ASC 825, "Financial Instruments", at December 31, 2011 the fair value of the Company's debt was estimated at $49.6 million, using quoted market prices and yields for the same or similar type of borrowings, taking into account the underlying terms of the debt instruments. At December 31, 2011, the carrying value exceeded the estimated fair value of the debt by $0.4 million.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Fair Value Measurements (Continued)

Supplementary Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2011(1)(2):
Net revenues	$75,326	$80,071	$84,566	$86,285
Gross margin	$51,783	$52,896	$53,731	$57,066
Income from continuing operations	$11,527	$10,382	$10,576	$10,080
Net income from continuing operations	$7,904	$7,070	$6,826	$6,531
Net income from discontinued operation	$1,824	$(24)	$(27)	$66
Net income	$9,728	$7,046	$6,799	$6,597
Basic net income per share:
Continuing operations	$0.15	$0.13	$0.13	$0.13
Discontinued operation	$0.03	$—	$—	$—
Total operations	$0.19	$0.13	$0.13	$0.13
Diluted net income per share:
Continuing operations	$0.14	$0.13	$0.13	$0.12
Discontinued operation	$0.03	$—	$—	$—
Total operations	$0.18	$0.13	$0.13	$0.12
2010(1)(2):
Net revenues	$66,688	$69,272	$71,987	$75,554
Gross margin	$46,088	$48,485	$48,815	$53,303
Income from continuing operations	$7,272	$7,572	$9,733	$11,728
Net income from continuing operations	$4,243	$4,847	$5,981	$9,248
Net income from discontinued operation	$(48)	$(27)	$(23)	$(68)
Net income	$4,195	$4,820	$5,958	$9,180
Basic net income per share:
Continuing operations	$0.08	$0.09	$0.12	$0.18
Discontinued operation	$—	$—	$—	$—
Total operations	$0.08	$0.09	$0.12	$0.18
Diluted net income per share:
Continuing operations	$0.08	$0.09	$0.11	$0.17
Discontinued operation	$—	$—	$—	$—
Total operations	$0.08	$0.09	$0.11	$0.17

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures

        The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management evaluated, with the participation of the Principal Executive Officer and Principal Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Management's annual report on internal control over financial reporting

        See "Management's Report on Internal Control over Financial Reporting" on page 78.

Changes in internal control over financial reporting

        There were no changes in our internal control over financial reporting which were identified in connection with the evaluation required by Rule 13a-15(e) of the Exchange Act that occurred during the fourth quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, Advent's internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information on Directors appearing under the heading "Corporate Governance", "Corporate Governance and Nominating Committee Matters" and "Proposal No. 1: Election of Directors" in the Notice of the 2012 Annual Meeting of Stockholders and 2012 Proxy Statement, to be filed pursuant to Rule 14a-6(b) under the Securities and Exchange Act of 1934 (the "Exchange Act"), in connection with the Company's 2012 Annual Meeting of Stockholders (the "2012 Proxy Statement"), is incorporated by reference in this Annual Report on Form 10-K. Information required by this Item related to the executive officers can be found in the section captioned "Executive Officers of the Registrant" under Part I, "Item 1. Business" of this Annual Report on Form 10-K, and is also incorporated herein by reference. Information required by this Item regarding any material changes to the process by which security holders may recommend nominees to the Board of Directors appears under the heading "Procedural Matters" in our 2012 Proxy Statement and is incorporated herein by reference.

        The information contained under the heading "Beneficial Ownership Reporting Compliance Section 16(a)" in the 2012 Proxy Statement are incorporated by reference in this Annual Report on Form 10-K.

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

Item 11.    Executive Compensation

        Information required by this Item is incorporated by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders, where it is included under the caption "Compensation Committee Matters."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required by this Item is incorporated by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders, where it is included under the captions "Beneficial Security Ownership of Management and Certain Beneficial Owners," and "Equity Compensation Plan Information."

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required by this Item is incorporated by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders, where it is included under the caption "Certain Relationships and Related Transactions" and "Corporate Governance."

Item 14.    Principal Accountant Fees and Services

        Information required by this Item is incorporated by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders, where it is included under the caption "Fees to Independent Registered Public Accounting Firm."

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following documents are filed as part of this Report

  1.
  Financial Statements

        The following are included in Item 8:

2.     Financial Statement Schedule

        The following financial statement schedule for the years ended December 31, 2011, 2010 and 2009 should be read in conjunction with the consolidated financial statements of Advent Software, Inc. filed as part of this Annual Report on Form 10-K:

Schedule II
ADVENT SOFTWARE, INC
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2011, 2010 and 2009

	Balance at Beginning of Period	Additions (Reductions) Charged to Expense	Write-offs / Adjustments	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
2009	$347	$215	$(295)	$267
2010	$267	$188	$(287)	$168
2011	$168	$230	$(292)	$106
Allowance for sales returns:
2009	$2,304	$315	$—	$2,619
2010	$2,619	$(616)	$—	$2,003
2011	$2,003	$(187)	$—	$1,816
Deferred tax asset valuation allowance:
2009	$6,861	$(5,560)	$—	$1,301
2010	$1,301	$(614)	$(133)	$820
2011	$820	$188	$116	$892

        Schedules other than those listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

3.     Exhibits

        The following exhibits are filed as a part of, or incorporated by reference into this Form 10-K:

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
2.1	Agreement and Plan of Merger by and among Advent Software, Inc. ("Advent"), Kayak Acquisition Corp., and Kinexus Corporation dated as of December 31, 2001	8-K	3/1/2002	2.1
2.2	Agreement and Plan of Reorganization by and among the Registrant, Tamale Software, Inc., Tenor Corporation and Tenor LLC dated as of September 4, 2008	8-K	9/5/2008	2.1

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
2.3	Agreement and Plan of Merger by and among MicroEdge Holdings, LLC, MicroEdge Merger Sub, LLC, MicroEdge, Inc., Advent Software, Inc., and with respect to Articles VII, VIII and IX only, U.S. Bank National Association as Escrow Agent, dated July 27, 2009	8-K	7/28/2009	2.1
2.4	Agreement and Plan of Merger by and among the Company, Birdie Acquisition LLC, and Black Diamond Performance Reporting, LLC, dated May 12, 2011.	8-K	5/16/2011	2.1
2.5	Amendment to Agreement and Plan of Merger dated as of June 1, 2011 by and among the Company, Birdie Acquisition LLC, Black Diamond Performance Reporting, LLC.	8-K	6/6/2011	2.2
3.1	Third Amended and Restated Certificate of Incorporation of Registrant	8-K	6/8/2010	3.1
3.2	Amended and Restated Bylaws of Registrant	8-K	6/8/2010	3.2
3.3	Amended and Restated Bylaws of Registrant	8-K	3/16/2011	3.2
3.4	Amended and Restated Bylaws of Registrant	8-K	9/9/2011	3.2
4.1	Specimen Common Stock Certificate of Registrant	SB-2	11/15/1995	***
10.1	Form of Indemnification Agreement for Executive Officers and Directors*	SB-2	11/15/1995	***
10.2	1992 Stock Plan, as amended*	S-8	5/28/1999	4.1
10.3	1993 Profit Sharing & Employee Savings Plan, as amended*	SB-2	11/15/1995	***
10.4	1995 Employee Stock Purchase Plan*	SB-2	11/15/1995	***
10.5	1995 Director Option Plan*	S-8	8/11/2000	4.1
10.6	2002 Stock Option Plan, as amended*	DEF 14A	4/22/2005	Appendix B
10.7	2005 Employee Stock Purchase Plan*	DEF 14A	4/22/2005	Appendix A

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
10.8	Office Lease dated January 6, 2006, between Toda Development, Inc. and Advent for facilities located at 600 Townsend Street in San Francisco, California.	8-K	1/12/2006	10.1
10.9	Executive Severance Plan dated March 14, 2006*	10-K	3/31/2006	10.13
10.10	Summary of Plan Terms for 2008 Executive Short-Term Incentive Plan*	8-K	2/5/2008	10.1
10.11	2002 Stock Plan, as amended	DEF 14A	4/4/2008	Appendix A
10.12	Summary of Plan Terms for 2009 Executive Short-Term Incentive Plan*	8-K	1/26/2009	10.1
10.13	Office Lease dated September 30, 2009 between 1114 6th Avenue Co. LLC and Advent for facilities located at 1114 Avenue of the Americas in New York, New York.	8-K	10/6/2009	10.1
10.14	2002 Stock Plan, as amended	DEF 14A	4/1/2009	Appendix A
10.15	Summary of Plan Terms for 2010 Executive Short-Term Incentive Plan*	8-K	2/18/2010	10.1
10.16	Description of Director Compensation	10-K	3/12/2010	10.16
10.17	2002 Stock Plan, as amended	8-K	6/8/2010	10.1
10.18	Summary of Plan Terms for 2011 Executive Short-Term Incentive Plan*	8-K	5/16/2011	10.1
10.19	Credit Agreement	8-K	12/2/2011	10.1
10.20	Guarantee and Collateral Agreement	8-K	12/2/2011	10.2
10.21	Summary of Plan Terms for 2012 Executive Short-Term Incentive Plan*	8-K	2/13/2012	n/a
21.1	Subsidiaries of Advent				X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included on page 135 of this Form 10-K)				X
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X

Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation				X
101.LAB	XBRL Taxonomy Extension Labels				X
101.PRE	XBRL Taxonomy Extension Presentation				X
101.DEF	XBRL Taxonomy Extension Definition				X

*
Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

**
Confidential treatment requested as to certain portions of this exhibit.

***
Incorporated by reference to the exhibit filed with Advent's registration statement filed on Form SB-2 (commission file number 33-97912-LA), declared effective on November 15, 1995.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 29th day of February, 2012.

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

Signature	Title	Date

/s/ STEPHANIE G. DIMARCO Stephanie G. DiMarco	Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2012
/s/ JAMES S. COX James S. Cox	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2012
/s/ ASIFF S. HIRJI Asiff S. Hirji	Director	February 29, 2012
/s/ JAMES D. KIRSNER James D. Kirsner	Director	February 29, 2012
/s/ CHRISTINE S. MANFREDI Christine S. Manfredi	Director	February 29, 2012
/s/ JAMES P. ROEMER James P. Roemer	Director	February 29, 2012
/s/ JOHN H. SCULLY John H. Scully	Chairman of the Board	February 29, 2012
/s/ WENDELL G. VAN AUKEN Wendell G. Van Auken	Director	February 29, 2012