Form 10-Q
period 2012-03-31
ADVENT SOFTWARE INC /DE/
filed 2012-05-10
CIK 1002225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2012

or

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

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2012 was 50,661,224.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31	December 31
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$70,828	$65,525
Short-term marketable securities	70,258	69,908
Accounts receivable, net	59,518	62,125
Deferred taxes, current	16,300	16,294
Prepaid expenses and other	26,697	23,660
Total current assets	243,601	237,512
Property and equipment, net	41,482	42,301
Goodwill	206,476	204,621
Other intangibles, net	46,749	49,521
Long-term marketable securities	—	917
Deferred taxes, long-term	30,747	30,751
Other assets	13,986	15,927
Noncurrent assets of discontinued operation	2,006	2,006

Total assets	$585,047	$583,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,993	$10,558
Accrued liabilities	30,772	40,029
Deferred revenues	166,270	166,945
Income taxes payable	5,225	2,972
Short-term debt	5,000	5,000
Current liabilities of discontinued operation	475	488
Total current liabilities	218,735	225,992
Deferred revenue, long-term	8,068	7,926
Long-term debt	43,750	45,000
Other long-term liabilities	17,147	16,944
Noncurrent liabilities of discontinued operation	4,527	4,633

Total liabilities	292,227	300,495

Stockholders’ equity:
Common stock	509	510
Additional paid-in capital	434,885	429,734
Accumulated deficit	(151,825)	(154,053)
Accumulated other comprehensive income	9,251	6,870
Total stockholders’ equity	292,820	283,061

Total liabilities and stockholders’ equity	$585,047	$583,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31
	2012	2011

Net revenues:
Recurring revenues	$78,720	$67,327
Non-recurring revenues	8,184	7,999

Total net revenues	86,904	75,326

Cost of revenues:
Recurring revenues	16,926	14,788
Non-recurring revenues	9,668	7,239
Amortization of developed technology	2,541	1,516

Total cost of revenues	29,135	23,543

Gross margin	57,769	51,783

Operating expenses:
Sales and marketing	18,446	18,184
Product development	16,799	12,642
General and administrative	9,669	9,084
Amortization of other intangibles	956	320
Restructuring charges	104	26

Total operating expenses	45,974	40,256

Income from continuing operations	11,795	11,527

Interest and other income (expense), net	(172)	31

Income from continuing operations before income taxes	11,623	11,558
Provision for income taxes	4,306	3,654

Net income from continuing operations	$7,317	$7,904

Discontinued operation:
Net income (loss) from discontinued operation (net of applicable taxes of $(15) and $1,344, respectively)	(23)	1,824

Net income	$7,294	$9,728

Basic net income (loss) per share:
Continuing operations	$0.14	$0.15
Discontinued operation	(0.00)	0.03
Total operations	$0.14	$0.19

Diluted net income (loss) per share:
Continuing operations	$0.14	$0.14
Discontinued operation	(0.00)	0.03
Total operations	$0.14	$0.18

Weighted average shares used to compute net income per share:
Basic	51,024	52,201
Diluted	53,363	55,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

Net income per share is based on actual calculated values and totals may not sum due to rounding.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31
	2012	2011

Net income	$7,294	$9,728

Other comprehensive income, net of taxes

Foreign currency translation	2,386	2,559
Unrealized gain (loss) on marketable securities (net of applicable taxes of $(3) and $3, respectively)	(5)	6
Total other comprehensive income, net of taxes	2,381	2,565

Total comprehensive income, net of taxes	$9,675	$12,293

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31
	2012	2011
Cash flows from operating activities:
Net income	$7,294	$9,728
Adjustment to net income for discontinued operation	23	(1,824)
Net income from continuing operations	7,317	7,904

Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Stock-based compensation	4,889	4,459
Excess tax benefit from stock-based compensation	(1,493)	(1,344)
Depreciation and amortization	6,377	4,417
Amortization of debt issuance costs	95	—
Provision for doubtful accounts	52	71
Provision for (reduction of) sales returns	497	(706)
Deferred income taxes	(27)	(72)
Other	(151)	38
Effect of statement of operations adjustments	10,239	6,863
Changes in operating assets and liabilities:
Accounts receivable	2,471	509
Prepaid and other assets	(1,264)	(1,453)
Accounts payable	434	(670)
Accrued liabilities	(8,325)	(5,773)
Deferred revenues	(1,029)	961
Income taxes payable	3,746	3,252
Effect of changes in operating assets and liabilities	(3,967)	(3,174)

Net cash provided by operating activities from continuing operations	13,589	11,593

Cash flows from investing activities:
Cash used in acquisitions, net of cash acquired	(700)	(24,648)
Purchases of property and equipment	(1,951)	(1,436)
Capitalized software development costs	(342)	(1,612)
Purchases of marketable securities	(33,595)	(26,140)
Sales and maturities of marketable securities	34,224	29,408

Net cash used in investing activities from continuing operations	(2,364)	(24,428)

Cash flows from financing activities:
Proceeds from common stock issued from exercises of stock options	1,267	3,161
Withholding taxes related to equity award net share settlement	(782)	(2,608)
Repayment of loan borrowing	(1,250)	—
Excess tax benefits from stock-based compensation	1,493	1,344
Repurchase of common stock	(6,788)	—

Net cash provided by (used in) financing activities from continuing operations	(6,060)	1,897

Net cash transferred (to) from discontinued operation	(142)	3,078

Effect of exchange rate changes on cash and cash equivalents	280	213

Net change in cash and cash equivalents from continuing operations	5,303	(7,647)
Cash and cash equivalents of continuing operations at beginning of period	65,525	81,948

Cash and cash equivalents of continuing operations at end of period	$70,828	$74,301
Supplemental disclosure of cash flow information
Cash flow from discontinued operation:
Net cash provided by (used in) operating activities	$(142)	$74
Net cash provided by investing activities	—	3,004
Net cash transferred from (to) continuing operations	142	(3,078)
Effect of exchange rates on cash and cash equivalents	—	—
Net change in cash and cash equivalents from discontinued operations	—	—
Cash and cash equivalents of discontinued operation at beginning of period	—	—
Cash and cash equivalents of discontinued operation at end of period	$—	$—

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

Advent has prepared these condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in these interim statements pursuant to such SEC rules and regulations. These interim financial statements should be read in conjunction with the audited financial statements and related notes included in Advent’s Annual Report on Form 10-K for the year ended December 31, 2011. Interim results are not necessarily indicative of the results to be expected for the full year, and no representation is made thereto.

These condensed consolidated financial statements include, in the opinion of management, all adjustments necessary to state fairly the financial position and results of continuing operations for each interim period shown. All such adjustments occur in the ordinary course of business and are of a normal, recurring nature.

Note 2—Recent Accounting Pronouncements

With the exception of the below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2012, as compared to the recent accounting pronouncements described in Advent’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross and net information about these instruments. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”), which defers indefinitely the provision within ASU 2011-05 requiring entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the income statement and the statement in which other comprehensive income is presented.  ASU 2011-12 does not change the other provisions instituted within ASU 2011-05.  The Company adopted the provisions of ASU 2011-05 and ASU 2011-12 on January 1, 2012, and the adoption did not have a material impact on the condensed consolidated financial statements.

Note 3—Cash Equivalents and Marketable Securities

At March 31, 2012, cash equivalents and marketable securities primarily consisted of money market mutual funds, US government and US Government Sponsored Entities (GSE’s), foreign government debt securities and high credit quality corporate debt securities. The Company’s marketable securities are classified as available-for-sale, with long-term investments, if applicable, having a maturity date greater than one year from the date of the balance sheet.

Marketable securities are summarized as follows (in thousands):

			Gross	Gross
			Unrealized	Unrealized
		Gross	Losses	Losses
	Amortized	Unrealized	Less than	12 Months	Aggregate
Balance at March 31, 2012	Cost	Gains	12 Months	or Longer	Fair Value

Corporate debt securities	$56,552	$2	$(22)	$—	$56,532
US government debt securities	8,661	1	—	—	8,662
Foreign government debt securities	5,066	—	(2)	—	5,064
Total	$70,279	$3	$(24)	$—	$70,258

			Gross	Gross
			Unrealized	Unrealized
		Gross	Losses	Losses
	Amortized	Unrealized	Less than	12 Months	Aggregate
Balance at December 31, 2011	Cost	Gains	12 Months	or Longer	Fair Value

Corporate debt securities	$52,606	$10	$(11)	$—	$52,605
US government debt securities	11,318	5	—	—	11,323
Foreign government debt securities	6,914	—	(17)	—	6,897
Total	$70,838	$15	$(28)	$—	$70,825

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

The gross unrealized losses related to marketable securities are primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during the three months ending March 31, 2012. For fixed income securities that have unrealized losses as of March 31, 2012, the Company has determined that (i) it does not have the intent to sell any of these investments prior to maturity and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, the Company has evaluated these fixed income securities and has determined that no credit losses exist, as a majority of the Company’s portfolio is backed by the federal government. As of March 31, 2012, all securities in an unrealized loss position have been in an unrealized loss position for less than one year. The Company’s management has determined that the unrealized losses on its fixed income securities as of March 31, 2012 were temporary in nature.

During the first quarter of 2012 and 2011, $34.2 million and $29.4 million, respectively, of marketable securities matured, which did not have any associated material gross realized gains or losses.

Note 4—Derivative Financial Instruments

The Company enters into foreign currency forward contracts with financial institutions to reduce the risk that the Company’s cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. These forward contracts are not designated for trading or speculative purposes.

The Company recognizes derivative instruments as either assets or liabilities on the accompanying consolidated balance sheets at fair value based on current market rates. The Company records changes in the fair value (e.g., gains or losses) of the derivatives in “Interest income and other income (expense), net” on the accompanying condensed consolidated statements of operations.

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

At March 31, 2012 and December 31, 2011, net derivative assets associated with the forward contracts of approximately $35,000 and $25,000, respectively, were included in “Prepaid expenses and other.” The effect of the derivative financial instruments on the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 was to increase (decrease) foreign exchange gains and losses by approximately $19,000 and $(90,000), respectively, which reflects both realized and unrealized gains (losses) related to our derivative financial instruments.

As of March 31, 2012, the Company had outstanding forward contracts with a notional value of R2.3 million South African Rand (ZAR), or approximately $303,000.

Note 5 — Acquisitions

Black Diamond Performance Reporting, LLC (“Black Diamond”)

On June 1, 2011, Advent acquired all the outstanding ownership units of Black Diamond, a privately held, Florida-based company which now operates as a wholly owned subsidiary of the Company. Black Diamond provides web-based, outsourced portfolio management and reporting platforms for investment advisors. The total purchase price of $72.4 million, net of cash acquired of $0.2 million, was paid in cash. Of the total purchase price, $7.0 million was placed into escrow until December 2012 to be held as partial security for any losses incurred by the Company in the event of certain breaches of the representation and warranties contained in the acquisition agreement or certain other events. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company’s consolidated results of operations.

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

The allocation of the purchase price and the estimated useful lives associated with certain assets was as follows:

	Estimated	Purchase Price
	Life	Allocation
	(Years)	(in thousands)
Identifiable intangible assets (liabilities):
Developed research and development	5	$13,200
Customer relationships	7	11,300
Trade name and trademarks	5	1,300
Non-competition agreements	3	1,100
Industry partner agreements	5	500
Goodwill		44,299
Deferred revenues		(230)
Net tangible assets		975

Purchase price, net of cash acquired		$72,444

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

Syncova Solutions Ltd. (“Syncova”)

On February 28, 2011, Advent acquired all the outstanding shares of Syncova, a privately held, United Kingdom-based company, which now remains as a wholly-owned subsidiary of the Company. Syncova provides margin management and financing software to hedge funds and prime brokers. Syncova’s solutions enable hedge funds and prime brokers to calculate expected margin, reconcile and control differences. Syncova’s product offerings will be a part of Advent’s solution for the alternative and high end asset management markets. The total purchase price of $24.6 million, net of cash acquired of $0.8 million, was paid in cash.  Of the total proceeds, the equivalent of $4.8 million will be held in escrow subject to claims through February 2013. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company’s consolidated results of operations.

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

Note 6—Discontinued Operation

During 2009, the Company decided to discontinue the operations of its MicroEdge subsidiary, which provided products and services to the not-for-profit business community, to concentrate on its core investment management business. In connection with this decision, the Company completed the sale of MicroEdge on October 1, 2009 to an affiliate of Vista Equity Partners III, LLC (“Purchaser”). The Company sold net assets in MicroEdge totaling $3.0 million.  The total consideration received by the Company in connection with the divestiture was approximately $30.0 million in cash, of which $27.0 million in cash was paid on the closing date. The remaining $3.0 million of the Purchase Price was held in escrow and was released to the Company in March 2011, resulting in the Company recording a net gain of $1.7 million in “net income from discontinued operation, net of applicable taxes” in the first quarter of 2011.

As part of the disposition, certain assets and obligations of the Company’s discontinued operation were excluded from the sale and are reflected on the Company’s balance sheet as of March 31, 2012 and December 31, 2011. Assets excluded from the sale include cash and deferred tax assets. Liabilities excluded from the sale include sales tax and other tax-related obligations, future payments related to a two year service and maintenance agreement, and continuing lease obligations included as part of the restructuring noted below.

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

The following table sets forth an analysis of the components of the restructuring charges related to the Company’s discontinued operation and the payments and non-cash charges made against the accrual during the first quarter of 2012 (in thousands):

Facility Exit
Costs

Balance of restructuring accrual at December 31, 2011	$5,034

Net restructuring benefit	(3)
Cash payments	(141)
Accretion of prior restructuring costs	40

Balance of restructuring accrual at March 31, 2012	$4,930

Net revenues and net income (loss) from the Company’s discontinued operation were as follows for the following periods (in thousands):

	Three Months Ended March 31
	2012	2011

Net revenues	$—	$—

Income (loss) from operation of discontinued operation (net of applicable taxes of $(15) and $65 respectively)	$(23)	$99

Gain on disposal of discontinued operation (net of applicable taxes of $0 and $1,279, respectively)	—	1,725

Net income (loss) from discontinued operation	$(23)	$1,824

The following table sets forth the assets and liabilities of the MicroEdge discontinued operation included in the condensed consolidated balance sheets of the Company (in thousands):

	March 31	December 31
	2012	2011

Assets:
Deferred taxes, long-term	$2,006	$2,006
Total noncurrent assets of discontinued operation	$2,006	$2,006

Liabilities:
Total current liabilities of discontinued operation	$475	$488

Accrued restructuring, long-term portion	$4,527	$4,633
Total noncurrent liabilities of discontinued operation	$4,527	$4,633

Note 7—Stock-Based Compensation

Equity Award Activity

A summary of the status of the Company’s stock option and stock appreciation right (“SAR”) activity for the period presented follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Life	Value
	(in thousands)	Price	(in years)	(in thousands)

Outstanding at December 31, 2011	7,029	$18.01
Options & SARs granted	57	$25.60
Options & SARs exercised	(289)	$16.63
Options & SARs canceled	(79)	$23.05
Outstanding at March 31, 2012	6,718	$18.08	5.88	$52,330
Exercisable at March 31, 2012	4,281	$14.80	4.45	$46,334

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $25.60 as of March 31, 2012 for options and SARs that were in-the-money as of that date.

The weighted average grant date fair value of options and SARs granted (as determined under ASC 718), total intrinsic value of options and SARs exercised and cash received from option exercises during the first quarter of 2012 and 2011 were as follows (in thousands, except weighted average grant date fair value):

	Three Months Ended March 31
	2012	2011
Options and SARs
Weighted average grant date fair value	$9.62	$10.14
Total intrinsic value of awards exercised	$2,928	$5,892

Options
Cash received from exercises	$1,267	$3,161

The Company settles exercised stock options and SARs with newly issued common shares.

A summary of the status of the Company’s restricted stock unit (“RSU”) activity for the three months ended March 31, 2012 is as follows:

		Weighted
	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value

Outstanding and unvested at December 31, 2011	1,253	$16.51

RSUs granted	12	$25.72

RSUs vested	(20)	$22.12

RSUs canceled	(35)	$22.47

Outstanding and unvested at March 31, 2012	1,210	$16.34

The weighted average grant date fair value was determined based on the closing market price of the Company’s common stock on the date of the award. The aggregate intrinsic value of RSUs outstanding at March 31, 2012 was $31.0 million, using the closing price of $25.60 per share as of March 31, 2012.

Stock-Based Compensation Expense

Stock-based employee compensation expense recognized on Advent’s condensed consolidated statement of operations for the first quarter of 2012 and 2011 was as follows (in thousands):

	Three Months Ended March 31
	2012	2011
Statement of operations classification
Cost of recurring revenues	$585	$503
Cost of non-recurring revenues	331	247
Total cost of revenues	916	750

Sales and marketing	1,657	1,500
Product development	1,460	1,175
General and administrative	856	1,034
Total operating expenses	3,973	3,709

Total stock-based compensation expense	4,889	4,459

Tax effect on stock-based employee compensation	(1,788)	(1,862)

Effect on net income from continuing operations, net of tax	$3,101	$2,597

Advent capitalized stock-based employee compensation expense of $5,000 and $0.1 million during the first quarter of 2012 and 2011, respectively, associated with the Company’s software development, internal-use software and professional services implementation projects.

As of March 31, 2012, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimated forfeitures, was $29.5 million and is expected to be recognized through the remaining vesting period of each grant, with a weighted average remaining period of 2.1 years.

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions:

	Three Months Ended March 31
Stock Options & SARs	2012	2011
Expected volatility	40.2% - 42.6%	37.2% - 39.6%
Expected life (in years)	5.14	4.95
Risk-free interest rate	0.9% - 1.2%	1.9% - 2.4%
Expected dividends	None	None

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

The following table sets forth the computation of basic and diluted net income (loss) per share for continuing operations and the Company’s discontinued operation (in thousands, except per-share data):

	Three Months Ended March 31
	2012	2011
Numerator:
Net income (loss):
Continuing operations	$7,317	$7,904
Discontinued operation	(23)	1,824

Total operations	$7,294	$9,728

Denominator:
Denominator for basic net income (loss) per share- weighted average shares outstanding	51,024	52,201

Dilutive common equivalent shares:
Employee stock options and other	2,339	3,138

Denominator for diluted net income (loss) per share- weighted average shares outstanding, assuming exercise of potential dilutive common shares	53,363	55,339

Net income (loss) per share:
Basic:
Continuing operations	$0.14	$0.15
Discontinued operation	(0.00)	0.03

Total operations	$0.14	$0.19

Diluted:
Continuing operations	$0.14	$0.14
Discontinued operation	(0.00)	0.03

Total operations	$0.14	$0.18

Weighted average stock options, SARs and RSUs of approximately 2.5 million and 0.3 million for the first quarters of 2012 and 2011, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

Note 9—Goodwill

The changes in the carrying value of goodwill for the three months ended March 31, 2012 were as follows (in thousands):

Goodwill

Balance at December 31, 2011	$204,621
Additions	84
Translation adjustments	1,771

Balance at March 31, 2012	$206,476

During the first quarter of 2012, the US dollar weakened against the Pound Sterling, Euro and other European currencies in the first quarter of 2012.

Note 10—Other Intangibles

The following is a summary of other intangibles as of March 31, 2012 (in thousands):

	Weighted
	Average
	Amortization	Other		Other
	Period	Intangibles,	Accumulated	Intangibles,
	(Years)	Gross	Amortization	Net

Purchased technologies	5.1	$50,582	$(26,300)	$24,282
Product development costs	3.0	16,553	(12,922)	3,631

Developed technology sub-total		67,135	(39,222)	27,913

Customer relationships	6.4	40,915	(24,803)	16,112
Other intangibles	4.1	4,645	(1,921)	2,724

Other intangibles sub-total		45,560	(26,724)	18,836

Balance at March 31, 2012		$112,695	$(65,946)	$46,749

The following is a summary of other intangibles as of December 31, 2011 (in thousands):

	Weighted
	Average
	Amortization	Other		Other
	Period	Intangibles,	Accumulated	Intangibles,
	(Years)	Gross	Amortization	Net

Purchased technologies	5.1	$50,661	$(24,777)	$25,884
Product development costs	3.0	16,202	(12,278)	3,924

Developed technology sub-total		66,863	(37,055)	29,808

Customer relationships	6.4	40,917	(24,164)	16,753
Other intangibles	4.1	4,642	(1,682)	2,960

Other intangibles sub-total		45,559	(25,846)	19,713

Balance at December 31, 2011		$112,422	$(62,901)	$49,521

The changes in the carrying value of other intangibles during the three months ended March 31, 2012 were as follows (in thousands):

	Other		Other
	Intangibles,	Accumulated	Intangibles,
	Gross	Amortization	Net

Balance at December 31, 2011	$112,422	$(62,901)	$49,521
Additions	351	—	351
Amortization	—	(3,497)	(3,497)
Translation adjustments	(78)	452	374

Balance at March 31, 2012	$112,695	$(65,946)	$46,749

Additions to intangible assets of $0.4 million during the three months ended March 31, 2012 were associated with capitalized product development costs.

Based on the carrying amount of intangible assets as of March 31, 2012, the estimated future amortization is as follows (in thousands):

	Nine
	Months Ended
	December 31	Years Ended December 31
	2012	2013	2014	2015	2016	Thereafter	Total
Estimated future amortization of:
Developed technology	$7,445	$8,227	$5,109	$4,360	$2,518	$254	$27,913
Other intangibles	2,872	3,785	3,392	3,230	2,706	2,851	18,836

Total	$10,317	$12,012	$8,501	$7,590	$5,224	$3,105	$46,749

Note 11—Balance Sheet Detail

The following is a summary of prepaid expenses and other (in thousands):

	March 31	December 31
	2012	2011

Prepaid contract expense	$9,413	$8,858
Prepaid commission	7,433	7,471
Deposits	1,122	1,186
Prepaid royalty	969	1,121
Other receivables	947	704
Other	6,813	4,320

Total prepaid expenses and other	$26,697	$23,660

The following is a summary of other assets (in thousands):

	March 31	December 31
	2012	2011

Long-term prepaid commissions	$4,989	$5,587
Deposits	2,650	2,697
Prepaid contract expense, long-term	6,347	7,643

Total other assets	$13,986	$15,927

Deposits include restricted cash balances of $1.4 million at March 31, 2012 and December 31, 2011 related to the Company’s San Francisco headquarters, and facilities in Boston and New York.

The following is a summary of accrued liabilities (in thousands):

	March 31	December 31
	2012	2011

Salaries and benefits payable	$17,006	$26,299
Accrued restructuring, current portion	529	1,050
Other	13,237	12,680

Total accrued liabilities	$30,772	$40,029

Accrued restructuring charges are discussed further in Note 12, “Restructuring Charges”. Other accrued liabilities include accruals for royalties, sales and business taxes, and other miscellaneous items.

The following is a summary of other long-term liabilities (in thousands):

	March 31	December 31
	2012	2011

Deferred rent	$10,607	$10,631
Long-term deferred tax liability	2,900	2,930
Other	3,640	3,383

Total other long-term liabilities	$17,147	$16,944

The components of accumulated other comprehensive income, net of related taxes, were as follows (in thousands):

	March 31	December 31
	2012	2011

Accumulated net unrealized gain on marketable securities	$(18)	$(13)
Accumulated foreign currency translation adjustments	9,269	6,883
Accumulated other comprehensive income, net of taxes	$9,251	$6,870

Note 12—Restructuring Charges

During the first quarter of 2012 and 2011, Advent recorded restructuring charges of $104,000 and $26,000, respectively. Restructuring charges during the first quarter of 2012 primarily represents a lease termination payment we incurred associated with a facility in Europe. Restructuring charges during the first quarter of 2011 primarily relate to the present value amortization of facility exit obligations, partially offset by adjustments to other facility exit assumptions.

The following table sets forth an analysis of the components of the restructuring charges and the payments and non-cash charges made against the accrual during the first quarter of 2012 (in thousands):

	Facility Exit	Severance &
	Costs	Benefits	Total

Balance of restructuring accrual at December 31, 2011	$448	$602	$1,050
Restructuring charge (benefit)	122	(21)	101
Cash payments	(117)	(508)	(625)
Accretion of prior restructuring costs	3	—	3

Balance of total restructuring accrual at March 31, 2012	$456	$73	$529

The remaining restructuring accrual of $0.5 million at March 31, 2012 is included in accrued liabilities on the accompanying condensed consolidated balance sheet. The remaining excess facility costs of $0.5 million are stated at estimated fair value, net of estimated sub-lease income of approximately $0.1 million. Advent expects to pay the remaining obligations associated with the vacated facilities over the remaining lease terms, which expire on various dates through 2012.

Note 13—Commitments and Contingencies

Lease Obligations

Advent leases office space and equipment under non-cancelable operating lease agreements, which expire at various dates through June 2025. Some operating leases contain escalation provisions for adjustments in the consumer price index. Advent is responsible for maintenance, insurance, and property taxes. Excluding leases and associated sub-leases for MicroEdge facilities, as of March 31, 2012, Advent’s remaining operating lease commitments through 2025 are approximately $69.9 million, net of future minimum rental receipts of $0.2 million to be received under non-cancelable sub-leases.

On October 1, 2009, Advent completed the sale of the Company’s MicroEdge subsidiary. See Note 6, “Discontinued Operation,” to the consolidated financial statements for a description of the principal terms of the divestiture. The gross operating lease commitment related to this discontinued operation facility is approximately $5.5 million, less estimated sub-lease income of $2.6 million. With the exception of the MicroEdge facilities in New York City, the lease obligations related to MicroEdge have been transferred to the Purchaser.

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

Legal Contingencies

From time to time, in the course of its operations, the Company is a party to litigation matters and claims, including claims related to employee relations, business practices and other matters other than those specified below, but does not consider these matters to be material either individually or in the aggregate at this time. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. An unfavorable outcome in any legal matter, if material, could have a material adverse effect on the Company’s financial position, liquidity or results of operations in the period in which the unfavorable outcome occurs and potentially in future periods.

Advent reviews the status of each litigation matter or other claim and records a provision for a liability when it is considered both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, the Company reassesses whether there is at least a reasonable possibility that a loss, or additional losses, may be incurred. If there is a reasonable possibility that a loss may be incurred, the Company discloses the estimate of the amount of loss or range of loss, discloses that the amount is immaterial (if true), or discloses that an estimate of loss cannot be made. In assessing potential loss contingencies, the Company considers a number of factors, including those listed in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 450-20, Contingencies—Loss Contingencies, regarding assessing the probability of a loss occurring and assessing whether a loss is reasonably estimable. The Company expenses legal fees as incurred.

On March 8, 2005, certain of the former shareholders of Kinexus Corporation and the shareholders’ representative (Kinexus Representative LLC, Morriss Holdings LLC, MIC III LLC, MIC V LLC, Berkeley Holdings and Doug Morriss) filed suit against Advent in the Delaware Chancery Court. The complaint alleges that Advent breached the Agreement and Plan of Merger dated as of December 31, 2001 pursuant to which Advent acquired all of the outstanding shares of Kinexus due principally to the fact that no amount was paid by Advent on an earn-out of up to $115 million. The earn-out, which was payable in cash or stock at the election of Advent, was based upon Kinexus meeting certain revenue targets in both 2002 and 2003. The complaint seeks unspecified compensatory damages, an accounting and restitution for unjust enrichment. Advent advised the shareholders’ representative in January 2003 that the earn-out terms had not been met in 2002 and accordingly no earn-out was payable for 2002 and would not be payable for 2003. On March 9, 2012, counsel for plaintiffs filed a motion to withdraw from representing plaintiffs.  On April 10, 2012, Advent filed a motion to dismiss for failure to prosecute.  The Court has not yet ruled on either motion and briefs on Advent’s motion to dismiss are scheduled for May 2012.  The trial is currently scheduled for November 2012. Advent disputes the plaintiffs’ claim and believes that it has meritorious defenses and intends to vigorously defend this action. Management believes that any potential loss associated with this litigation is neither probable nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

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

Note 14—Debt

On November 30, 2011, Advent entered into a Credit Agreement (the “Credit Agreement”) by and among Advent, the lenders party thereto (the “Lenders”), U.S. Bank National Association, as documentation agent, Wells Fargo Bank, National Association, as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders (“Agent”).

The Credit Agreement provides for (i) a $50.0 million revolving credit facility, with a $25.0 million letter of credit sublimit and a $10.0 million swingline loan sublimit (the “Revolving Credit Facility”), (ii) a $50.0 million term loan facility (the “Term Loan A Facility”), and (iii) a $50.0 million delayed draw term loan facility (the “Delayed Draw Term Loan Facility” and, together with the Term Loan A Facility, the “Term Loan Facility”).  Advent may request borrowings under the Revolving Credit Facility until November 30, 2016.  Advent may request borrowings under the Delayed Draw Term Loan Facility until November 30, 2012.  The Credit Agreement also contains an increase option permitting Advent, subject to certain requirements, to arrange with the Lenders and/or new lenders for up to an aggregate of $50.0 million in additional commitments, which commitments may be for revolving loans or term loans.  The proceeds of the loans made under the Credit Agreement may be used for general corporate purposes.

The loans bear interest, at Advent’s option, at the base rate plus a spread of 0.75% to 1.75% or an adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a spread of 1.75% to 2.75%, in each case with such spread being determined based on the consolidated leverage ratio for the preceding four fiscal quarter period and certain other factors.  The base rate means the highest of JPMorgan Chase Bank, N.A.’s prime rate, the federal funds rate plus a margin equal to 0.50% and the adjusted LIBOR rate for a 1-month interest period plus a margin equal to 1.00%.  Swing line loans accrue interest at a per annum rate based on the base rate plus the applicable margin for base rate loans. On November 30, 2011, Advent borrowed $50.0 million of term loans under the Term Loan A Facility and incurred approximately $1.9 million of debt issuance costs that have been deferred and will be amortized over the life of the agreement. As of March 31, 2012 and December 31, 2011, the outstanding debt balance was $48.8 million and $50.0 million, respectively.

The obligations under the Credit Agreement are secured by substantially all of the assets of Advent. The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict Advent and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, pay dividends or make distributions, make investments, make acquisitions, prepay certain indebtedness, enter into certain transactions with affiliates, enter into sale and leaseback transactions, enter into swap agreements and enter into restrictive agreements, in each case subject to customary exceptions for a credit facility of this size and type. Advent is also required to maintain compliance with a consolidated leverage ratio, a consolidated interest coverage ratio and a minimum level of liquidity. As of March 31, 2012 and December 31, 2011, Advent was in compliance with all associated covenants.

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

Note 15—Income Taxes

The following table summarizes the activity relating to the Company’s unrecognized tax benefits during the first quarter of 2012 (in thousands):

Total

Balance at December 31, 2011	$11,144

Gross increases related to current period tax positions	207

Balance at March 31, 2012	$11,351

At March 31, 2012 and December 31, 2011, Advent had $11.4 million and $11.1 million of gross unrecognized tax benefits, respectively. During the three months ended March 31, 2012, Advent increased the amount of unrecognized tax benefits by approximately $0.2 million relating to California research credits and California enterprise zone credits. If recognized, the total unrecognized tax benefits would decrease Advent’s tax provision and increase net income by $9.4 million. The impact on net income reflects the liabilities for unrecognized tax benefits, net of the federal tax benefit of state income tax items. The Company’s liabilities for unrecognized tax benefits relate primarily to federal research credits, California research and enterprise zone tax credits and various state net operating losses.

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

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities. The fair value of these certain financial assets was determined using the following inputs as of March 31, 2012 (in thousands):

	Fair Value Measurements at Reporting Date Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (1)	$28,066	$28,066	$—	$—
US government debt securities (2)	8,662	8,662	—	—
Corporate debt securities (2)	56,532	—	56,532	—
Foreign government debt securities (3)	7,414	—	7,414	—

Total	$100,674	$36,728	$63,946	$—

(1)      Included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.

(2)      Included in short-term marketable securities on the Company’s condensed consolidated balance sheet.

(3)      Included in cash and cash equivalents and short-term marketable securities on the Company’s condensed consolidated balance sheet.

There were no significant transfers between Level 1 and Level 2 assets during the first quarter of 2012 and Advent does not have any significant assets that utilize unobservable or Level 3 inputs.

The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities approximate fair value based on the short-term maturities of these instruments. In accordance with ASC 825, “Financial Instruments”, at March 31, 2012 the fair value of the Company’s debt was estimated at $48.2 million, using quoted market prices and yields for the same or similar type of borrowings, taking into account the underlying terms of the debt instruments. At March 31, 2012, the carrying value exceeded the estimated fair value of the debt by $0.5 million.

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

In May 2010, Advent’s Board authorized the repurchase of up to 2.0 million shares of the Company’s common stock. In October 2011, Advent’s Board authorized the repurchase of up to an additional 2.0 million shares of the Company’s common stock. Consistent with prior repurchase programs, there was no expiration date and repurchases could be limited or terminated at any time at the discretion of management.

During the first quarter of 2012, the Company repurchased 0.3 million shares of its common stock under the stock repurchase program approved by the Board in May 2010 and October 2011 for an average price per share of $25.38. At March 31, 2012, there remained approximately 1.8 million shares authorized by the Board for repurchase.

Note 18—Subsequent Event

From April 1, 2012 through May 10, 2012, the Company repurchased approximately 348,000 shares of stock, under the repurchase program that was approved by the Board of Directors in October 2011, at an average price of $25.56.

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

Current Economic Environment

During the first quarter of 2012, our business continued to benefit from an improved economic environment that began in late 2010. The positive momentum of an improved economic environment began in late 2010 continued into early 2011 with signs of an improving US economy and the release of strong corporate earnings. However, macroeconomic and geopolitical concerns during the course of 2011 and the beginning of 2012 continue to make customers cautious.

We grew bookings by 45%, revenue by 15% and operating cash flows by 17% during the first quarter of 2012 as compared to the first quarter of 2011. We maintain our expectation of an improved demand environment for the remainder of 2012 and are expecting to grow revenues by 11% to 13% in fiscal 2012 compared to the prior year. As the current economic situation evolves, we will continue to evaluate its impact on our business and we will remain focused on delivering innovative solutions for our customers. We remain positive about our market position, current product portfolio and future product development.

Operating Overview

Operating highlights of our first quarter of 2012 include:

•                  New and incremental bookings. The term license, Advent OnDemand and Black Diamond contracts signed in the first quarter of 2012 will contribute approximately $7.4 million in annual revenue (“annual contract value” or “ACV”) once they are fully implemented. This represents a 45% increase from the $5.1 million of ACV booked from contracts signed in the first quarter of 2011.

•                  Stabilization in renewal rate.  Our initially disclosed renewal rate is reported one quarter in arrears and was 95% for the fourth quarter of 2011, resulting in a stabilized range of 91% to 95% for 2011, compared to an initially reported quarterly renewal rate range of 90% to 95% for 2010 and 85% to 89% for 2009.

•                  Repurchase of common stock. During the first quarter of 2012, we repurchased 0.3 million shares under our Board authorized share repurchase program for a total cash outlay of $6.8 million and an average price of $25.38 per share.

Term License and Term License Deferral/Recognition

We have substantially completed our transition of converting the Company’s license revenues from a perpetual license model to a term license model. When a customer purchases a term license together with implementation services, we do not recognize any revenue under the contract until the implementation services are complete and the remaining services are substantially complete. If the implementation services are still in progress as of quarter-end, we will defer all of the contract revenues to a subsequent quarter. At the point professional services are substantially completed, we recognize a pro-rata amount of the term license revenue, professional services fees earned and related expenses, based on the elapsed time from the start of the term license to the substantial completion of professional services. Term license revenue for the remaining contract years and the remaining deferred professional services revenue and related expenses are recognized ratably over the remaining contract length.

The term license component of the deferred revenue balance related to implementations in process will increase or decrease in the future depending on the amount of new term license bookings relative to the number of implementations that reach completion in a particular quarter. For the three months ended March 31, 2012 and 2011, the net term license deferral increased (decreased) the Company’s revenues as follows (in millions):

	Three Months Ended March 31
	2012	2011	Change

Term license revenues	$0.3	$(1.5)	$1.8
Professional services and other	(0.7)	(1.7)	1.0

Total net revenues	$(0.4)	$(3.2)	$2.8

During the first quarter of 2012, we deferred net revenues of $0.4 million and directly-related expenses of $0.5 million associated with our term licensing model. The impact of these deferrals on our operating income was less than $0.1 million. We currently expect that the deferred revenue balance will continue to increase through 2012.

Amounts of revenues and directly-related expenses deferred as of March 31, 2012 and December 31, 2011 associated with our term licensing deferral were as follows (in millions):

	March 31	December 31
	2012	2011
Deferred revenues
Short-term	$31.3	$30.5
Long-term	6.5	6.9

Total	$37.8	$37.4

Directly-related expenses
Short-term	$10.6	$10.0
Long-term	3.5	3.6

Total	$14.1	$13.6

Deferred net revenue and directly-related expenses are classified as “Deferred revenues” (short-term and long-term), and “Prepaid expenses and other,” and “Other assets,” respectively, on the condensed consolidated balance sheets.

Financial Overview

The components of net revenue from continuing operations during the first quarters of 2012 and 2011, and associated dollar and percentage fluctuations were as follows (in thousands, except % change):

	Three Months Ended March 31		$	%
	2012	2011	Change	Change

Term license revenues	$38,616	$30,442	$8,174	27%
Maintenance revenues	16,660	18,066	(1,406)	-8%
Other recurring revenues	23,444	18,819	4,625	25%
Total recurring revenues	78,720	67,327	11,393	17%
Recurring revenue as % of total revenue	91%	89%

Professional services and other	6,978	6,880	98	1%
Perpetual license fees	1,206	1,119	87	8%
Total non-recurring revenues	8,184	7,999	185	2%

Total net revenues	$86,904	$75,326	$11,578	15%

Total net revenues increased by $11.6 million or 15% during the first quarter of 2012, which was primarily due to an increase in term license revenues and other recurring revenues. Term license revenues increased by $8.2 million primarily due to the implementation of our bookings activity from the previous 12 months, growth in sales of our APX, Geneva, Tamale and Moxy products, and $1.2 million of revenues from our recently acquired Syncova business. Other recurring revenues increased by $4.6 million or 25% during the first quarter of 2012 compared to the same period of 2011, due to $3.7 million of revenues from our recently acquired Black Diamond business as well as growth in revenue from our data services, Advent OnDemand and Assets Under Administration (“AUA”) fees.

Total recurring revenues increased by $11.4 million and represented 91% of total net revenues during the first quarter of 2012, compared to 89% in the same period in 2011. The increase in absolute dollars was driven by the increase in term license and other recurring revenues.

The components of cost of revenues and operating expenses, operating income, interest and other income (expense) net, provision for income taxes and net income from continuing operations during the first quarters of 2012 and 2011, and associated dollar and percentage fluctuations, were as follows (in thousands, except % change):

	Three Months Ended March 31		$	%
	2012	2011	Change	Change
Cost of revenues:
Recurring revenues	$16,926	$14,788	$2,138	14%
Non-recurring revenues	9,668	7,239	2,429	34%
Amortization of developed technology	2,541	1,516	1,025	68%

Total cost of revenues	29,135	23,543	5,592	24%

Operating expenses
Sales and marketing expense	18,446	18,184	262	1%
Product development	16,799	12,642	4,157	33%
General and administrative	9,669	9,084	585	6%
Amortization of other intangibles	956	320	636	199%
Restructuring charges	104	26	78	300%

Total operating expenses	45,974	40,256	5,718	14%

Income from continuing operations	11,795	11,527	268	2%

Interest and other income (expense), net	(172)	31	(203)	-655%

Income from continuing operations before income taxes	11,623	11,558	65	1%

Provision for income taxes	4,306	3,654	652	18%

Net income from continuing operations	$7,317	$7,904	$(587)	-7%

Total expenses from continuing operations, including cost of revenues, increased to $75.1 million in the first quarter of 2012 from $63.8 million in the first quarter of 2011. Our operating income and margin from continuing operations in the first quarter of 2012 was $11.8 million and 13.6%, compared to $11.5 million and 15.3% in the first quarter of 2011. Although we were able to grow revenues and operating income during this period, the 1.7 points decrease in operating margin was primarily the result of the deterioration in gross margins associated with our non-recurring revenue. The decrease in the gross margins associated with non-recurring revenues is primarily the result of lower billable utilization of our professional service resources and service concessions during the first quarter of 2012. Additionally, we incurred additional operating expenses and intangible asset amortization incurred as a result of our acquisitions of Syncova Solutions Ltd (“Syncova”) and Black Diamond Performance Reporting LLC (“Black Diamond”) in February 2011 and June 2011, respectively. Also, the timing in the capitalization of our product development costs contributed to the increase in total expenses.

Interest and other income (expense), net was $(0.2) million in the first quarter of 2012 compared to $31,000 in the comparable period of 2011. The net other expense during the first quarter of 2012 primarily reflects interest expense resulting from the draw-down of $50.0 million of debt in November 2011.

Our continuing operations’ income tax expense was $4.3 million resulting in an effective tax rate of 37% during the first quarter of 2012, compared to $3.7 million or 32%, respectively, in the first quarter of 2011. This increase of $0.7 million primarily reflects the expiration of the Federal Research Credit at the end of 2011.

Net income from continuing operations was $7.3 million, resulting in diluted earnings per share of $0.14 for the first quarter of 2012, compared to $7.9 million or $0.14 in the first quarter of 2011.

Our continuing operations generated operating cash flow of $13.6 million in the first quarter of 2012, compared to $11.6 million in the first quarter of 2011, an increase of 17%.

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

•                  Legal contingencies; and

•                  Sales returns and accounts receivable allowances

There have been no significant changes in our critical accounting policies and estimates during the first quarter of 2012 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

With the exception of the below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2012, as compared to the recent accounting pronouncements described in Advent’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that are of significance, or potential significance, to the Company.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross and net information about these instruments. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU is not expected to have a material impact on our condensed consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”), which defers indefinitely the provision within ASU 2011-05 requiring entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the income statement and the statement in which other comprehensive income is presented.  ASU 2011-12 does not change the other provisions instituted within ASU 2011-05. We adopted the provisions of ASU 2011-05 and ASU 2011-12 on January 1, 2012, and the adoption did not have a material impact on the condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

The following table sets forth, for the periods indicated, certain financial information as a percentage of total net revenues. The financial information and the ensuing discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto:

	Three Months Ended March 31
	2012	2011

Net revenues:
Recurring revenues	91%	89%
Non-recurring revenues	9	11

Total net revenues	100	100

Cost of revenues:
Recurring revenues	19	20
Non-recurring revenues	11	10
Amortization of developed technology	3	2

Total cost of revenues	34	31

Gross margin	66	69

Operating expenses:
Sales and marketing	21	24
Product development	19	17
General and administrative	11	12
Amortization of other intangibles	1	*
Restructuring charges	*	*

Total operating expenses	53	53

Income from continuing operations	14	15
Interest and other income (expense), net	*	*

Income from continuing operations before income taxes	13	15
Provision for income taxes	5	5

Net income from continuing operations	8	10

Discontinued operation:
Net income (loss) from discontinued operation	*	2

Net income	8%	13%

Percentages are based on actual values. Totals may not sum due to rounding.

* Less than 1%.

NET REVENUES

	Three Months Ended March 31
	2012	2011	Change

Total net revenues (in thousands)	$86,904	$75,326	$11,578

We derive our revenues from two sources: recurring revenues and non-recurring revenues. Recurring revenues are comprised of term license, perpetual maintenance arrangements and other recurring revenue (which includes revenues from Black Diamond, Advent OnDemand and incremental Assets Under Administration (“AUA”) fees from perpetual licenses). The revenues from a term license, which includes both software license and maintenance services, are earned under a time based contract. Maintenance revenues are derived from maintenance fees on perpetual license arrangements. Other recurring revenues are derived from our subscription services and transaction-based services as well as AUA fees for certain perpetual arrangements. Non-recurring revenues consists of professional services and other revenue and perpetual license fees. Professional services and other revenues include fees for consulting, fees from training, and project management services and our client conferences. Perpetual license revenues are derived from the licensing of software products under a perpetual arrangement. Sales returns, which we generally do not provide to customers, are accounted for as deductions to these two revenue categories based on our historical experience.

Since fiscal 2009, recurring revenues have represented close to 90% of revenues.

				Three Months Ended
				March 31
As a percentage of net revenues	2009	2010	2011	2012

Revenues from recurring sources	88%	89%	89%	91%

Revenues from non-recurring sources	12%	11%	11%	9%

Revenues derived from international sales grew to $15.1 million in the first quarter of 2012 from $12.8 million in the first quarter of 2011. The increase primarily reflects an increase in new business in international locations booked in the prior 12 months. We plan to continue expanding our international sales efforts, both in our current markets and elsewhere. The revenues from customers in any single international country did not exceed 10% of total net revenues.

We expect total net revenues from continuing operations to be between $88 million and $90 million in the second quarter of 2012, and to be between $361 million and $368 million for fiscal 2012.

Recurring Revenues

(in thousands, except percent of	Three Months Ended March 31
total net revenues)	2012	2011	Change

Term license revenues	$38,616	$30,442	$8,174
Maintenance revenues	16,660	18,066	(1,406)
Other recurring revenues	23,444	18,819	4,625

Total recurring revenues	$78,720	$67,327	$11,393

Percent of total net revenues	91%	89%

Revenues from term licenses, which include both the software license and maintenance services for term licenses, increased $8.2 million during the first quarter of 2012 compared to same quarter of 2011. The growth of term license revenues reflects the continued layering of incremental annual contract value (ACV) sold in previous periods into our term revenue, revenues from Syncova, which we acquired in February 2011 and the continued market acceptance of our products. Additionally, adding to the increase in term license revenues was the decrease in the net deferral of term license revenues. For our term licenses, we defer all revenue on new bookings until our implementation services are complete. For the three months ended March 31, 2012 and 2011, the term license deferral increased (decreased) the Company’s term license revenues as follows (in millions):

	Three Months Ended March 31
	2012	2011	Change

Term license revenues	$0.3	$(1.5)	$1.8

During the three months ended March 31, 2012, a large number of projects were completed, leading to a decrease in the net deferral of term license revenues. During the three months ended March 31, 2011, we saw an increase in new service engagements as a result of bookings from the latter half of 2010 and first quarter of 2011 driving implementations. As a result, relatively more projects were in the implementation phase causing the increase in the term deferral for the three months ended March 31, 2011.

Maintenance revenues decreased $1.4 million during the three months ended March 31, 2012, when compared to the same quarter of 2011. These decreases were due to maintenance de-activations from customer attrition, maintenance level downgrades, reductions in products licensed or number of users by clients, perpetual license customers migrating to term licenses, and continued decrease in new perpetual license customers, partially offset by the impact of price increases.

Other recurring revenues, which primarily include revenues from incremental assets under administration fees from perpetual licenses, data services, outsourced services, Advent OnDemand, web-based services and Black Diamond, increased $4.6 million during the first quarter of 2012 when compared to the same quarter of 2011. The increase in other recurring revenues is primarily due to growth in revenues from data services, outsourced services, web-based services and $3.7 million from Black Diamond, which we acquired on June 1, 2011.  Incremental assets under administration fees from perpetual licenses remained flat at $1.6 million during the first quarter of 2012 when compared to the same period in 2011, as the AUA balances of our clients remained consistent.

Our renewal rates are based on cash collections and are disclosed one quarter in arrears. We disclose our renewal rates one quarter in arrears in order to include substantially all payments received against the invoices for that quarter. We also update our renewal rates from the initially disclosed rates to include all cash collections subsequent to the initial disclosure. The following summarizes our initial and updated renewal rates (operational metric) since the fourth quarter of 2010:

	Renewal Quarter
Renewal Rates	Q112	Q411	Q311	Q211	Q111	Q410
Based on cash collections relative to prior year collections

Initially Disclosed Renewal Rate (1)	(2)	95%	93%	92%	91%	95%
Updated Disclosed Renewal Rate (3)	n/a	n/a	94%	97%	94%	96%

(1)   “Initially Disclosed Renewal Rate” is based on cash collections and reported one quarter in arrears

(2)   The initially disclosed renewal rate for the first quarter of 2012 is not currently available as it is disclosed one quarter in arrears in order to include substantially all payments against invoices for this quarter.

(3)   “Updated Disclosed Renewal Rate” reflects initially disclosed rate updated for subsequent cash collections

Non-Recurring Revenues

(in thousands, except percent of	Three Months Ended March 31
total net revenues)	2012	2011	Change

Professional services and other revenues	$6,978	$6,880	$98
Perpetual license fees	1,206	1,119	87

Total non-recurring revenues	$8,184	$7,999	$185

Percent of total net revenues	9%	11%

Non-recurring revenues consists of perpetual license fees, professional services and other revenue. Perpetual license revenues are derived from the licensing of software products under a perpetual arrangement. Professional services and other revenues include fees for consulting, project management, custom implementation and integration, custom report writing and fees from training.

Total perpetual license fees increased in the three months ended March 31, 2012, primarily due to revenue from new perpetual licenses which was partially offset by fewer sales of perpetual seats licenses and modules to our existing perpetual client base.

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

Professional services and other revenues fluctuated due to the following (in thousands):

Change From
Q1 11 to Q1 12

Decreased net term license implementation deferral	$970
Decreased consulting services	(973)
Various other items	101

Total change	$98

The essentially flat period to period revenues in professional services and other revenues during the three months ended March 31, 2012 primarily reflects the impact of the decrease in net term license implementation deferral associated with in-process term license implementations, which was offset by the decrease in consulting revenue as a result of the decrease in billable utilization for professional services resources.

The impact of our term license implementation deferral on professional services revenues for the three months ended March 31, 2012 and 2011 was as follows (in thousands):

	Three Months Ended March 31
	2012	2011	Change
Net deferral of professional services revenue related to term license implementations	$(739)	$(1,709)	$970

During the first quarter of 2012 and 2011, the revenue deferred from projects being implemented exceeded the revenue recognized from completed projects. The decrease in the net term license revenue deferral of $1.0 million resulted from relatively more completed projects during the first quarter of 2012.

COST OF REVENUES

	Three Months Ended March 31
	2012	2011	Change

Total cost of revenues (in thousands)	$29,135	$23,543	$5,592
Percent of total net revenues	34%	31%

Our cost of revenues is made up of three components: cost of recurring revenues, cost of non-recurring revenues and amortization of developed technology.

Gross margin decreased to 66% in the first quarter of 2012 from 69% in the first quarter of 2011.  The decrease in gross margin percentage during the first quarter of 2012 resulted primarily from negative gross margins in professional services due to lower billable utilization of professional service consultants and from an increase in the amortization of developed technology and in payroll and related costs from headcount additions, primarily from acquisitions of Black Diamond and Syncova.

Cost of Recurring Revenues

	Three Months Ended March 31
	2012	2011	Change

Cost of recurring revenues (in thousands)	$16,926	$14,788	$2,138
Percent of total recurring revenue	22%	22%

Cost of recurring revenues consists of the direct costs related to providing and supporting our outsourced services, providing technical support services under maintenance and term license agreements and other services for recurring revenues, and royalties paid to third party vendors.

Cost of recurring revenues fluctuated due to the following (in thousands):

Change From
Q1 11 to Q1 12

Increased payroll and related costs	$1,226
Increased allocation-in of facility and infrastructure expenses	323
Increased outside services	271
Increased computers and telecom	135
Various other items	183

Total change	$2,138

The overall increase in absolute dollars for the first quarter of 2012 was due primarily to increases in payroll and related costs, and the allocation-in of facility and infrastructure expenses. The increase in payroll and related costs resulted from salary increases and additional headcount which enables us to deliver the technical support services we provide to our growing number of clients in their day-to-day use of our software. Headcount increased from 307 at March 31, 2011 to 341 (33 heads from Black Diamond) at March 31, 2012. We allocate facility and infrastructure expenses based on headcount and consistent with the increase in departmental headcount, we allocated more of these costs to our recurring revenue department. The increase in outside services reflects more activity and utilization during the first quarter of 2012. The increase in computers and telecom is primarily due to higher costs associated with our maintenance contracts.

Compared to the first quarter of 2012, we expect the cost of recurring revenues to increase in dollar amount in the second quarter of 2012 primarily associated with payroll and related costs as a result of increases in headcount and costs associated with investments in information technology related projects.

Cost of Non-Recurring Revenues

	Three Months Ended March 31
	2012	2011	Change

Cost of non-recurring (in thousands)	$9,668	$7,239	$2,429

Percent of total non-recurring revenues	118%	90%

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

Cost of non-recurring revenues fluctuated due to the following (in thousands):

Change From
Q1 11 to Q1 12

Increased payroll and related costs	$1,005
Decreased service cost deferral related to term implementations	939
Increased allocation-in of facility and infrastructure expenses	279
Increased outside contractors	177
Various other items	29

Total change	$2,429

The increase in absolute dollars for first quarter of 2012 primarily reflects increases in payroll and related expenses and, to a lesser extent, a decrease in the net deferral of professional service costs as a result of a larger number of completed projects during the first quarter of 2012. Payroll and related expenses increased as our headcount increased primarily due to additions from our acquisitions of Syncova and Black Diamond. We allocate facility and infrastructure expenses based on headcount and consistent with the increase in departmental headcount, we allocated more of these costs to our professional services and other department.

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

The impact of our term license implementation (deferral) recognition on professional services costs for the three months ended March 31, 2012 and 2011 was as follows (in thousands):

	Three Months Ended March 31
	2012	2011	Change
Net deferral of professional services costs related to term license implementations	$(467)	$(1,406)	$939

The decrease in the net deferral for the three months ended March 31, 2012 was primarily a result of a larger number of completed projects during the first quarter of 2012.

Gross margins for non-recurring revenues were (18)%, and 10% during the first quarter of 2012 and 2011, respectively. The gross margin deterioration in the first quarter of 2012 when compared to the same period in 2011 was primarily from the negative gross margins in professional services due to lower billable utilization of professional services consultants and service concessions.

Amortization of Developed Technology

	Three Months Ended March 31
	2012	2011	Change
Amortization of developed technology (in thousands)	$2,541	$1,516	$1,025
Percent of total net revenues	3%	2%

Amortization of developed technology represents amortization of acquisition-related intangibles, and amortization of capitalized software development costs previously capitalized under ASC 985. The increase during the first quarter of 2012 resulted from additional amortization from technology related intangible assets associated with Syncova and Black Diamond which we acquired in February 2011 and June 2011, respectively, and additional amortization from software development costs capitalized during 2011, which were partially offset by decreased amortization from other developed technology assets that fully amortized during 2011.

OPERATING EXPENSES

Sales and Marketing

	Three Months Ended March 31
	2012	2011	Change

Sales and marketing (in thousands)	$18,446	$18,184	$262
Percent of total net revenues	21%	24%

Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars.

Sales and marketing expense fluctuated due to the following (in thousands):

Change From
Q1 11 to Q1 12

Increased marketing	$215
Increased payroll and related costs	194
Various other items	(147)

Total change	$262

The increase in sales and marketing expenses for the first quarter of 2012 primarily reflects the growth of our sales and marketing efforts during the first quarter of 2012. The increase in marketing expenses primarily reflects an increase in marketing collateral and tradeshow costs during the first quarter of 2012. The increase in payroll and related costs for the first quarter of 2012 primarily reflects an increase in commissions paid to our sales personnel.

Sales and marketing expense decreased as a percentage of total net revenues to 21% in the first quarter of 2012 from 24% in the comparable quarter of 2011. The decrease is primarily due to lower salary costs as a result of a classification of certain members of our sales team into the product development group. The function of certain members of our product management team was more aligned with our product development group in 2012 and, as a result, their associated costs are now classified in product development effective January 1, 2012.

Product Development

	Three Months Ended March 31
	2012	2011	Change

Product development (in thousands)	$16,799	$12,642	$4,157
Percent of total net revenues	19%	17%

Product development expenses consist primarily of salary and benefits for our development staff as well as contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services.

Product development expenses fluctuated due to the following (in thousands):

Change From
Q1 11 to Q1 12

Increased payroll and related costs	$2,385
Decreased capitalization of product development	1,270
Increased allocation-in of facility and infrastructure expenses	303
Various other items	199

Total change	$4,157

The increase in total product development expenses during the first quarter of 2012 was primarily due to an increase in payroll and related costs resulting from increases in headcount to help us continue the enhancement of our existing product suite including new versions of Geneva, APX, Moxy, Advent Rules Manager, Advent Revenue Center, Partner and Tamale RMS. Headcount increased to 327 (11 and 8 heads from Black Diamond and Syncova, respectively) at March 31, 2012 from 301 at March 31, 2011. Also, contributing to the increases in headcount and payroll expenses in our product development group was the classification of costs for certain members of our product management team into our product development group effective January 1, 2012, as the roles of these individuals were more aligned with our product development efforts in 2012. We allocate facility and infrastructure expenses based on headcount and consistent with the increase in departmental headcount, we allocated more of these costs to our product development department. The fluctuation in the capitalization of our product development costs is attributable to lower capitalized costs from our Geneva product due to timing. During the first quarter of 2011, we capitalized $1.5 million associated with Geneva 8.5 compared to only $0.1 million in the first quarter of 2012 for Geneva 9.0. As Geneva 9.0 will be released in June 2012, the majority of capitalized costs will occur in the second quarter of 2012.

Compared to the first quarter of 2012, we expect product development expenses to decrease in dollar amount in the second quarter of 2012 primarily due to capitalization of product development costs related to Geneva 9.0.

General and Administrative

	Three Months Ended March 31
	2012	2011	Change

General and administrative (in thousands)	$9,669	$9,084	$585
Percent of total net revenues	11%	12%

General and administrative expenses consist primarily of personnel costs for information technology, finance, administration, human resources, operations and general management, as well as legal and accounting expenses.

General and administrative expenses fluctuated due to the following (in thousands):

Change From
Q1 11 to Q1 12

Increased facilities	$454
Increased payroll and related costs	343
Increased travel and entertainment	199
Increased depreciation	182
Increased allocation-out of facility and infrastructure expenses	(874)
Various other items	281

Total change	$585

The increase in total general and administrative expenses in absolute dollars during the first quarter of 2012 was primarily due to the increase in facilities, and payroll and related costs. The increase in facilities was primarily associated with additional rent expense related to new offices in London and, in Jacksonville for our Black Diamond personnel. Payroll and related costs increased during the first quarter of 2012 as a result of additional headcount which increased slightly to 169 at March 31, 2012 from 162 at March 31, 2011. The increase in travel and entertainment costs was primarily due to increase in costs for offsite meetings that were held during the first quarter of 2012. Depreciation also increased due to leasehold improvement additions related to Black Diamond. These increases were partially offset by an increase in the allocation-out of corporate expenses to other departments. Corporate expenses, such as facility and information technology costs, are initially recognized in our general and administrative department and then allocated out to other departments based on headcount. As our facility costs increased and headcount in our other departments grew at a higher rate than our general and administrative department, we allocated-out more facility and information technology costs resulting in less general and administrative expense during the first quarter of 2012.

Compared to the first quarter of 2012, we expect general and administrative expenses to increase in dollar amount in the second quarter of 2012, primarily due to increases in legal expenses related to the Kinexus litigation and increases in payroll and related as a result of increases in headcount associated with hiring information technology personnel.

Amortization of Other Intangibles

	Three Months Ended March 31
	2012	2011	Change
Amortization of other intangibles (in thousands)	$956	$320	$636
Percent of total net revenues	1%	0%

Amortization of other intangibles represents amortization of non-technology related intangible assets. The increase during the first quarter of 2012 resulted from increased amortization from intangible assets associated with Syncova and Black Diamond which we acquired in February 2011 and June 2011, respectively.

Restructuring Charges

	Three Months Ended March 31
	2012	2011	Change

Restructuring charges (in thousands)	$104	$26	$78
Percent of total net revenues	0%	0%

During the first quarter of 2012 and 2011, we recorded restructuring charges of $104,000 and $26,000, respectively. The restructuring charges incurred in the first quarter of 2012 primarily related to facility and exit costs associated with our office in Oslo, Norway.

For additional analysis of the components of the payments and charges made against the restructuring accrual during the first quarter of 2012, see Note 12, “Restructuring Charges” to our condensed consolidated financial statements.

Interest and Other Income (Expense), Net

	Three Months Ended March 31
	2012	2011	Change
Interest and other income (expense), net (in thousands)	$(172)	$31	$(203)
Percent of total net revenues	0%	0%

Interest and other income (expense), net consists of interest expense and income, realized gains and losses on investments and foreign currency gains and losses.

Interest and other income (expense), net fluctuated due to the following (in thousands):

Change From
Q1 11 to Q1 12

Increase in interest expense	$(519)
Change in foreign exchange gains	323
Various other items	(7)

Total change	$(203)

The increase in interest expense of $0.5 million during the first quarter of 2012 resulted from the draw-down of $50.0 million of debt in November 2011. During the first quarter of 2012, we earned a net foreign exchange gain as the US dollar weakened against the Pound Sterling, Euro and other foreign currencies resulting in an increase of $0.3 million in foreign exchange gains compared to the comparable period of 2011.

Provision for Income Taxes

	Three Months Ended March 31
	2012	2011	Change
Provision for income taxes (in thousands)	$4,306	$3,654	$652
Effective tax rate	37%	32%

The increase in the effective tax rate for the three months ended March 31, 2012 compared to the first three months of 2011 primarily reflects the expiration of the Federal Research Credit at the end of 2011.

We currently expect our annual effective tax rate for 2012 to be between 35% and 40%.

Discontinued Operation

	Three Months Ended March 31
(in thousands)	2012	2011	Change

Net revenues	$—	$—	$—

Income (loss) from operation of discontinued operation applicable taxes of $(15)and $65 respectively)	$(23)	$99	$(122)

Gain on disposal of discontinued operation (net of taxes of $0 and $1,279, respectively)	—	1,725	(1,725)

Net income (loss) from discontinued operation	$(23)	$1,824	$(1,847)

In connection with the sale of our MicroEdge subsidiary in the fourth quarter of 2009, $3.0 million of the proceeds had been placed in escrow. As this $3.0 million was released from escrow and received by the Company in March 2011, our discontinued operation recorded a gain of $1.7 million in “net income from discontinued operation, net of applicable taxes” in the first quarter of 2011.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of our cash, cash equivalents and marketable securities (in thousands):

	March 31	December 31
	2012	2011

Cash and cash equivalents	$70,828	$65,525
Short-term and long-term marketable securities	$70,258	$70,825

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

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Three Months Ended March 31
	2012	2011

Net cash provided by operating activities from continuing operations	$13,589	$11,593
Net cash used in investing activities from continuing operations	$(2,364)	$(24,428)
Net cash provided by (used in) financing activities from continuing operations	$(6,060)	$1,897
Net cash provided by (used in) operating activities from discontinued operation	$(142)	$74
Net cash provided by investing activities from discontinued operation	$—	$3,004

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

Our cash provided by operating activities from continuing operations of $13.6 million during the three months ended March 31, 2012 was primarily the result of our net income plus non-cash charges including stock-based compensation, and depreciation and amortization. Cash flows resulting from changes in assets and liabilities include a decrease in accounts receivable, accrued liabilities and deferred revenues. Days’ sales outstanding were 62 days during the first quarter of 2012, compared to 66 days in the fourth quarter of 2011 and 60 days in the first quarter of 2011. The decrease in deferred revenue is primarily a result of less renewal activity during the first quarter of 2012. The decrease in accrued liabilities reflects cash payments of fiscal 2011 liabilities including year-end bonuses, commissions, and payroll taxes. Other changes in assets and liabilities included an increase in prepaid and other assets and income taxes payable.

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

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, new term license bookings that increase deferred revenue, collection of accounts receivable, payment of federal income taxes and timing of payments. We also expect that cash provided by operating activities will be between $90 million and $96 million during fiscal year 2012.

Cash Flows from Investing Activities for Continuing Operations

Net cash used in investing activities from continuing operations of $2.4 million for the first quarter of 2012 reflects  purchases of marketable securities of $33.6 million, capital expenditures of $2.0 million primarily related to purchases of software licenses and, to a lesser extent, the build-out of our new facilities in New Rochelle, capitalized software development costs of $0.3 million and the final installment payment of $0.7 million related to our acquisition of East Circle, which we acquired in December 2006. These expenditures were offset by proceeds received from the sale and maturity of marketable securities of $34.2 million.

Net cash used in investing activities from continuing operations of $24.4 million for the first quarter of 2011 reflects purchases of marketable securities of $26.1 million, net cash used of $24.6 million related to the acquisition of Syncova Solutions, Ltd, capitalized software development costs of $1.6 million and capital expenditures of $1.4 million primarily related to the computer equipment purchases. These expenditures were offset by proceeds received from the sale and maturity of marketable securities of $29.4 million.

We expect capital expenditures, including capitalized software development costs, to be between $13 million and $15 million for fiscal year 2012, which includes our normal rate of capital expenditure plus an additional investment for enhancements to our IT infrastructure and the upgrade of our enterprise software system.

Cash Flows from Financing Activities for Continuing Operations

Net cash used in financing activities from continuing operations for the first quarter of 2012 of $6.1 million reflects the repurchase of 0.3 million shares of our common stock for $6.8 million, the repayment of $1.3 million towards our debt and payments totaling $0.8 million to satisfy withholding taxes on equity awards that are net share settled. These financing cash outflows were partially offset by cash received from the exercise of employee stock options of $1.3 million and tax benefits relating to excess stock-based compensation deductions of $1.5 million, which represents the reduction in income taxes payable resulting from tax deductions from stock-based compensation.

Net cash provided by financing activities from continuing operations for the first quarter of 2011 of $1.9 million reflects cash received from the exercise of employee stock options of $3.2 million and tax benefits relating to excess stock-based compensation deductions of $1.3 million. This was partially offset by payments totaling $2.6 million to satisfy withholding taxes on equity awards that are net share settled.

Cash Flows from Operating Activities for Discontinued Operation

Net cash used in operating activities from discontinued operation of $0.1 million during the three months ended March 31, 2012 primarily reflects a decrease in accrued restructuring related to cash payments of its facility lease.

Our cash provided by operating activities from discontinued operation of $74,000 during the three months ended March 31, 2011 was primarily the result of our net income from discontinued operation of $1.8 million and an increase in income taxes payable of $1.4 million, partially offset by the gain of $3.0 million from the release of funds held in escrow in connection with the sale of MicroEdge on October 1, 2009.

Cash Flows from Investing Activities for Discontinued Operation

Net cash provided by investing activities from discontinued operation of $3.0 million during the three months ended March 31, 2011 reflects cash received from the release of proceeds held in escrow in connection with the sale of MicroEdge on October 1, 2009.

Working Capital

At March 31, 2012, we had working capital of $25.3 million, compared to working capital of $12.0 million at December 31, 2011. The increase in our working capital at March 31, 2012 is primarily due to the generation of operating cash flow of $13.6 million, partially offset by cash paid to repurchase common stock of $6.8 million. Our working capital at December 31, 2011 was primarily due to the generation of operating cash flow of $83.2 million, and proceeds from long-term debt of $45.0 million, partially offset by the cash paid to acquire Syncova and Black Diamond of $24.6 million and $72.4 million, respectively, and cash used to repurchase common stock of $51.6 million during 2011.

Term Loan and Revolving Credit Facility

On November 30, 2011, Advent entered into a Credit Agreement (the “Credit Agreement”) by and among Advent, the lenders party thereto (the “Lenders”), U.S. Bank National Association, as documentation agent, Wells Fargo Bank, National Association, as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders (“Agent”).

The Credit Agreement provides for (i) a $50.0 million revolving credit facility, with a $25.0 million letter of credit sublimit and a $10.0 million swingline loan sublimit (the “Revolving Credit Facility”), (ii) a $50.0 million term loan facility (the “Term Loan A Facility”), and (iii) a $50.0 million delayed draw term loan facility (the “Delayed Draw Term Loan Facility” and, together with the Term Loan A Facility, the “Term Loan Facility”). Advent may request borrowings under the Revolving Credit Facility until November 30, 2016.  Advent may request borrowings under the Delayed Draw Term Loan Facility until November 30, 2012.  The Credit Agreement also contains an increase option permitting Advent, subject to certain requirements, to arrange with the Lenders and/or new lenders for up to an aggregate of $50.0 million in additional commitments, which commitments may be for revolving loans or term loans. The proceeds of the loans made under the Credit Agreement may be used for general corporate purposes.  On November 30, 2011, Advent borrowed $50.0 million of term loans under the Term Loan A Facility of which $1.2 million was repaid during the first quarter of 2012. At March 31, 2012, we had a total debt balance of $48.8 million and were in compliance with all associated covenants.

Common Stock Repurchases

In May 2010, Advent’s Board authorized the repurchase of up to 2.0 million shares of the Company’s common stock. In October 2011, Advent’s Board authorized the repurchase of up to an additional 2.0 million shares of the Company’s common stock. During the first quarter of 2012, the Company repurchased 0.3 million shares of its common stock at a cost of $6.8 million. At March 31, 2012, there remained approximately 1.8 million shares authorized by the Board for repurchase.

Off-Balance Sheet Arrangements and Contractual Obligations

The following table summarizes our contractual cash obligations as of March 31, 2012 (in thousands):

	Nine
	Months Ended
	December 31	Years Ended December 31
	2012	2013	2014	2015	2016	Thereafter	Total
Operating lease obligations, net of sub-lease income	$6,805	$8,898	$9,547	$9,522	$8,068	$27,084	$69,924

On October 1, 2009, we completed the sale of our MicroEdge subsidiary. See Note 6, “Discontinued Operation”, to the consolidated financial statements for a description of the principal terms of the divestiture. With the exception of the MicroEdge facilities in New York City, the leases related to MicroEdge have been transferred to the purchaser.

In connection with the sale of MicroEdge, the Company entered into a sub-lease agreement with Microedge LLC, whereby Microedge LLC will sub-lease approximately 24,000 square feet of the 29,000 square feet of office space located at 619 West 54th Street in New York, New York from the Company. Under the sub-lease agreement, the purchaser contracted to sub-lease the premises for two years with the option to extend the sub-lease term through the end of the lease term in 2018. The sub-lease agreement was amended during the first quarter of 2011. Under the amended sub-lease agreement, the purchaser will sub-lease the premises through the end of the lease term, with an option to terminate in September 2013, subject to penalties. The sub-lease agreement became effective upon the close of sale of MicroEdge on October 1, 2009. As of March 31, 2012, MicroEdge had operating lease commitments totaling $5.5 million, less estimated sublease income of $2.6 million, which are not reflected in the above table.

As of March 31, 2012, the principal outstanding under our Credit Agreement was $48.8 million, which is due in full no later than November 30, 2016.

At March 31, 2012 and December 31, 2011, we had a gross liability of $11.4 million and $11.1 million for uncertain tax positions. If recognized, the impact on our statement of operations would be to decrease our income tax expense and increase our net income by $9.4 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of the federal tax benefit of state income tax items. Since almost all of this liability relates to reserves against deferred tax assets that we do not expect to utilize in the short term, we cannot estimate the timing of potential future cash settlements and have not included any estimates in the table of contractual cash obligations above. Our cash payments for federal income taxes will continue to be 10% or less of taxable income through 2012 as we have significant net operating losses and tax credit carryforwards to utilize.

At March 31, 2012 and December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Other Liquidity and Capital Resources Considerations

As noted above, we expect our cash payments for federal income taxes to be at 10% or less of taxable income in 2012 as we utilize net operating losses and tax credit carryforwards against current income taxes. Beyond 2012, we expect cash payments for federal income taxes to be about 20% of taxable income as we near the end of our net operating losses carryforwards and utilize tax credits to reduce our cash taxes down to the alternative minimum tax (AMT) rate of 20%.

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

We expect that for the next year, our operating expenses will continue to constitute a significant use of cash flow. In addition, we may use cash to fund other acquisitions, repurchase additional common stock, or invest in other businesses, when opportunities arise. Based upon the predominance of our revenues from recurring sources, bookings performance and current expectations, we believe that our cash and cash equivalents, marketable securities, cash generated from operations and available to us under our debt agreement will be sufficient to satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, repayment of debt principal and interest, and financing activities in the next 12 months. However, if we identify opportunities that exceed our current expectation, we may choose to seek additional capital resources through debt or equity financing. However, such financing may not be available at all, or if available, may not be obtainable on terms favorable to us and could be dilutive.

The Company has reviewed its needs in the United States for possible repatriation of undistributed earnings or cash of its foreign subsidiaries. The Company presently intends to continue to invest indefinitely all earnings and cash outside of the United States of all foreign subsidiaries to fund foreign investments or meet foreign working capital and property, plant and equipment requirements. At March 31, 2012, we had approximately $9.0 million of cash in our foreign subsidiaries.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Historically, much of our revenues and capital spending was transacted in US dollars. However, since the acquisitions of Advent Denmark, Advent Norway, Advent Sweden, Advent Netherlands, and Advent Europe’s remaining distributors in the United Kingdom and Switzerland, as well as the opening of our Asia Pacific offices, whose service and certain license revenues and capital spending are transacted in local country currencies, we have greater exposure to foreign currency fluctuations. Additionally as of March 31, 2012, $67.7 million of goodwill and intangibles from the acquisition of these entities are denominated in foreign currency. Therefore a hypothetical change of 10% in exchange rates could increase or decrease our assets and equity by approximately $6.8 million and could increase or decrease our consolidated results of operations or cash flows by approximately $0.9 million.

We maintain an investment portfolio of various holdings, types, and maturities. Our interest rate risk relates primarily to our investment portfolio, which consisted of $141.1 million in cash and cash equivalents, and short-term marketable securities as of March 31, 2012. Our marketable securities are generally classified as available-for-sale and, consequently, are recorded on our consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. At any time, a rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures.

Effective November 30, 2011, we also have interest rate risk relating to debt and associated accrued interest under our Term Loan A Facility which is indexed to JPMorgan Chase Bank, N.A.’s prime rate or LIBOR. The following table is a sensitivity analysis as of March 31, 2012, assuming a hypothetical plus or minus 25 basis points (“BPS”), 50 BPS and 75 BPS increase (decrease) in interest rates. For accrued interest balances at March 31, 2012 the hypothetical fair values are as follows (in thousands, except percentages):

	Decrease in Interest Rates			Increase in Interest Rates
	-75 Basis Points	-50 Basis Points	-25 Basis Points	25 Basis Points	50 Basis Points	75 Basis Points
Interest Expense Variation	$(364)	$(243)	$(121)	$121	$243	$364
% Change in Interest Expense	-27.0%	-18.0%	-9.0%	9.0%	18.0%	27.0%

The following table presents hypothetical changes in fair value of our marketable securities of $72.3 million at March 31, 2012. The market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 25 BPS, 50 BPS, and 100 BPS. For balances at March 31, 2012, the hypothetical fair values are as follows (in thousands, except percentages):

	Decrease in Interest Rates			Increase in Interest Rates
	-100 Basis Points	-50 Basis Points	-25 Basis Points	25 Basis Points	50 Basis Points	100 Basis Points
Total Fair Value	$72,606	$72,445	$72,364	$72,203	$72,122	$71,961
Change in Fair Value	$323	$161	$81	$(81)	$(161)	$(323)
% Change in Fair Value	0.45%	0.22%	0.11%	-0.11%	-0.22%	-0.45%

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(f) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective as of March 31, 2012 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to Advent’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting which were identified in connection with the evaluation required by Rule 13a-15(e) of the Exchange Act that occurred during the first quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, Advent’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

On March 8, 2005, certain of the former shareholders of Kinexus Corporation and the shareholders’ representative (Kinexus Representative LLC, Morriss Holdings LLC, MIC III LLC, MIC V LLC, Berkeley Holdings and Doug Morriss) filed suit against Advent in the Delaware Chancery Court. The complaint alleges that Advent breached the Agreement and Plan of Merger dated as of December 31, 2001 pursuant to which Advent acquired all of the outstanding shares of Kinexus due principally to the fact that no amount was paid by Advent on an earn-out of up to $115 million. The earn-out, which was payable in cash or stock at the election of Advent, was based upon Kinexus meeting certain revenue targets in both 2002 and 2003. The complaint seeks unspecified compensatory damages, an accounting and restitution for unjust enrichment. Advent advised the shareholders’ representative in January 2003 that the earn-out terms had not been met in 2002 and accordingly no earn-out was payable for 2002 and would not be payable for 2003. On March 9, 2012, counsel for plaintiffs filed a motion to withdraw from representing plaintiffs.  On April 10, 2012, Advent filed a motion to dismiss for failure to prosecute.  The Court has not yet ruled on either motion and briefs on Advent’s motion to dismiss are scheduled for May 2012. The trial is currently scheduled for November 2012. Advent disputes the plaintiffs’ claim and believes that it has meritorious defenses and intends to vigorously defend this action. Management believes that any potential loss associated with this litigation is neither probable nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

From time to time, in the course of its operations, the Company is a party to other litigation matters and claims, including claims related to employee relations, business practices and other matters not specifically identified but does not consider these matters to be material either individually or in the aggregate at this time. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. An unfavorable outcome in any legal matter, if material, could have a material adverse effect on the Company’s financial position, liquidity or results of operations in the period in which the unfavorable outcome occurs and potentially in future periods.

Item 1A. Risk Factors

Investors should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of, but are not limited to, these risks. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q filed with the SEC, including our condensed consolidated financial statements and related notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2011.

If our existing customers do not renew their term license, perpetual maintenance or other recurring contracts, our business will suffer.

Total recurring revenues, which we define as term license, maintenance from term and perpetual arrangements, other recurring revenue and Asset Under Administration (AUA) fees for certain perpetual arrangements, represented 91%, 89% and 89% of total net revenues during the first quarter of 2012, and fiscal years 2011 and 2010, respectively. We expect to continue to derive a significant portion of our revenue from our clients’ renewal of term license, perpetual maintenance and other recurring contracts and such renewals are critical to our future success. Some factors that may affect the renewal rate of our contracts include:

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

Most of our perpetual license customers have historically renewed their annual maintenance although our customers have no obligation to renew such maintenance after the first year of their license agreements. Our perpetual license maintenance revenues have been trending downward and decreased 8%, 3% and 2% during the first quarter of 2012, fiscal years 2011 and 2010, respectively. In addition, market downturns, such as the downturn beginning in the fall of 2008, and other factors have caused, and may in the future cause, some clients not to renew their maintenance; reduce their level of maintenance; not renew their term license contracts; or renew such term licenses for fewer products or users, all of which adversely affects our renewal rates and revenue from these customers. Our renewal rates are based on cash collections and are disclosed one quarter in arrears. Our reported quarterly renewal rate for perpetual maintenance and term license renewals may fluctuate. For example, our disclosed quarterly renewal rates during 2011 and 2010 were higher than the corresponding periods in 2009, but below those in 2008.  Decreases in renewal rates reflect reduced maintenance expenditures, reduced term license renewals, customer attrition, and reductions in products licensed or number of users by clients, as well as from slower payments received from renewal clients.

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

As a result of a lengthy and unpredictable sales cycle, we have limited ability to forecast the timing and amount of specific perpetual license sales, or term license, Advent OnDemand and Black Diamond sales which we report quarterly as annual contract value (ACV) bookings. The timing of large individual license sales is especially difficult to forecast, and we may not be successful in closing large license transactions on a timely basis or at all. Customers may postpone their purchases of our existing products or product enhancements in advance of the anticipated introduction of new products or product enhancements by us or our competitors. Accordingly, our level of ACV bookings in any particular period is subject to significant fluctuation. For example, during 2011, our ACV bookings increased by 6%, compared to 2010. During the first quarter of 2012, our ACV bookings decreased by 46% compared to the fourth quarter of 2011.

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

During the first quarter of 2012 and fiscal years 2011 and 2010, we recognized 91%, 89% and 89%, respectively, of total net revenues from recurring sources. We generally recognize revenue from these sources ratably over the terms of these agreements, which typically range from one to three years. As a result, almost all of our revenues in any quarter are generated from contracts entered into during previous periods.

Consequently, a significant decline in new business generated in any quarter may not materially affect our results of operations in that quarter but will have an impact on our revenue growth rate in future quarters. We also experience fluctuations and seasonality in our new business generated each quarter. For example, ACV in the first quarter of 2012 increased by 45% compared to ACV bookings in the comparable 2011 period and decreased by 46% compared to the fourth quarter of 2011. ACV for fiscal 2011 increased 6% compared to the same period in 2010. Additionally, a decline in renewals of term agreements, maintenance or data and other subscription contracts during a quarter will not be fully reflected in our financial performance in that quarter. For example, because we recognize revenue ratably, the non-renewal of term agreements or maintenance contracts late in a quarter may have very little impact on revenue for that quarter, but will reduce revenue in future quarters. In addition, we may be unable to adjust our costs in response to reduced revenue.

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

The market for investment management software systems has been and may in the future be negatively affected by a number of factors, including reductions in capital expenditures by customers and volatile performance of major financial markets. Ongoing macroeconomic concerns in 2011, such as the Euro-zone default risk and US debt ceiling debate, resulted in a cautious buying environment and elongated sales cycles in some instances. Since the fall of 2008 through 2010, we experienced some clients and prospects delaying or cancelling additional license purchases, while others went out of business, reduced personnel, or were acquired. The target clients for our products include a range of financial services organizations that manage investment portfolios. The success of many of our clients is intrinsically linked to the health of the financial markets. The demand for our solutions has been and continues to be disproportionately affected by fluctuations, disruptions, instability and downturns in the economy and financial services industry, which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products.

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

We derive a majority of our net revenues from the license and maintenance revenues from our Geneva, APX, Axys and Moxy products. In addition, Moxy and many of our applications, such as Partner and various data services, have been designed to provide an integrated solution with Geneva, APX and Axys. As a result, we believe that for the foreseeable future a majority of our net revenues will depend upon continued market acceptance of Geneva, APX, Axys and Moxy, and upgrades to those products.

Our operating results may fluctuate significantly.

Revenues from recurring sources have grown from 89% in 2010, to 89% in 2011 and 91% in the first quarter of 2012, respectively. During the first quarter of 2012, term license revenues comprised approximately 49% of recurring revenues as compared to approximately 46% and 43% in fiscal years 2011 and 2010, respectively. Term license contracts are comprised of both software licenses and maintenance services.

When a customer purchases a term license together with implementation services, we do not recognize any revenue under the contract until the implementation services are substantially completed and then we recognize revenue ratably over the remaining length of the contract. If the implementation services are still in progress as of quarter-end, we will defer all of the contract revenues to a subsequent quarter. At the point professional services are substantially completed, we recognize the professional services fees earned and related expenses, and a pro-rata amount of the term license revenue based on the elapsed time from the start of the term license to the substantial completion of professional services. During 2009, the revenue recognized from completed implementations exceeded the revenue deferred from projects in the process of being implemented, resulting in a net recognition of revenue of $6.1 million for fiscal 2009, composed of $3.5 million of term license revenue and $2.6 million of professional services revenue. Subsequently in fiscal years 2010, 2011 and during the first quarter of 2012, we returned to our prior trend of net term license revenue deferral. In future periods, our revenues related to completed implementations may vary depending on the number of projects that reach substantial completion during the quarter. Term license revenue for the remaining contract years and the remaining deferred professional services revenue and related expenses are recognized ratably over the remaining contract length. The term license component of the deferred revenue balance will increase or decrease in the future depending on the amount of new term license bookings relative to the number of implementations that reach substantial completion in a particular quarter. Although our substantial revenue from recurring sources under our term license model provides us with longer term stability and more visibility in the short term, our quarterly net revenues and operating results may still fluctuate significantly depending on these and other factors. Our expense levels are relatively fixed in the short-term. Due to the fixed nature of these expenses, combined with the relatively high gross margin historically achieved on our products, an unanticipated decline in net revenues in any particular quarter may adversely affect our operating results.

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

Our clients rely on our outsourcing and data services to meet their operational needs, including account aggregation and reconciliation.  The amount and type of client-related data hosted by Advent also is substantially increasing, and we are providing outsourcing and data integration services in more foreign jurisdictions. Furthermore, our business is becoming increasingly reliant on providing outsourcing and data services. This exposes the Company to many risks.  In connection with cyber attacks or other attempts at unauthorized access, our security measures and those of third parties upon whom we rely could be breached, resulting in unauthorized access to our information or our clients’ information.  Furthermore, due to the complexity of our services and because we also utilize third party data and other vendors, our services may have undetected errors or defects, service disruptions, delays, or incomplete or incorrect data that could result in unanticipated downtime for our customers, failure to meet service levels and service disruptions. Such potential errors, defects, delays, disruptions, performance problems and security breaches may damage our clients’ business, harm our reputation, result in losing future sales, cause clients to withhold payment or terminate or not renew their agreements with us, and subject us to litigation and other possible liabilities.

If our relationship with Financial Times/Interactive Data is terminated, our business may be harmed.

Many of our clients use our proprietary interface to retrieve pricing and other data electronically from Financial Times/Interactive Data (“FTID”). FTID pays us a commission which we classify as other recurring revenues. The commission is based on FTID’s revenues from providing this data to our clients. Our software products have been customized to be compatible with their system and our software would need to be redesigned to operate with additional alternative data vendors if FTID’s services were unavailable for any reason. Non-renewal of our current agreement with FTID would require at least two years’ prior notice by either party and the agreement may be terminated upon 90 days’ advance notice for an uncured material breach of the other party. While we have contracts with other data vendors for substantially similar financial data with which our products can be used, if our relationship with FTID was terminated or their services were unavailable to clients for any reason, we cannot be certain that we could enter into contracts with additional alternative data providers, or that other relationships would provide similar commission rates to us or if the amount of data used by our clients would remain the same, and our operating results could suffer or our resources could be constrained from the costs of redesigning our software.

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

We market and sell our products in the United States and, to a growing extent, internationally. Revenues derived from international sales comprised 17%, 18% and 15% of our total revenues in the first quarter of 2012, and fiscal years 2011 and 2010, respectively. We have international subsidiaries in Hong Kong, China, Singapore, Denmark, Netherlands, Norway, Sweden, Switzerland, England, and in the United Arab Emirates.

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

Our cash equivalent and short-term investment portfolio as of March 31, 2012 and December 31, 2011 consisted of US government, foreign government and commercial debt securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of adverse financial market conditions, investments in some financial instruments may pose risks arising from recent market liquidity and credit concerns. As of March 31, 2012 and December 31, 2011, we had no impairment charges associated with our short-term investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain materially unimpaired. In addition, the decrease in interest rates has materially decreased the interest income we receive on our investments.

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

Our products and services may contain undetected errors or scalability limitations at any point in their lives, but particularly when first introduced or as new versions are released. We frequently release new versions of our products, such as during 2011, when we released new versions of APX, Axys, Geneva, Moxy and Tamale RMS, among others. Despite testing by us and by current and potential customers, errors may not be found in new products and services until after commencement of commercial shipments or use, resulting in a loss of or a delay in market acceptance, damage to our reputation, customer dissatisfaction and reductions in revenues and margins, any of which could seriously harm our business. Additionally, our agreements with customers that attempt to limit our exposure to liability claims may not be enforceable in jurisdictions where we operate, particularly as we expand into new international markets.

Two of our principal stockholders have an influence over our business affairs and may make business decisions with which you disagree and which may adversely affect the value of your investment.

Our Chief Executive Officer and the Chairman of our board of directors own or control, indirectly or directly, a substantial number of shares of our common stock (approximately 7% and 31%, respectively, as of April 30, 2012). As a result, if these parties were to act together, they would have the ability to exert significant influence on matters submitted to our stockholders for approval, such as the election or removal of directors, amendments to our certificate of incorporation or the approval of a business combination. These actions may be taken even if they are opposed by other stockholders or it may be difficult to approve these actions without their consent. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

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

The Dodd-Frank Wall Street Reform and Protection Act of 2010 (“Dodd-Frank Act”) represents a comprehensive overhaul of the financial services industry within the United States, established the new federal Bureau of Consumer Financial Protection (the “BCFP”), and will require the BCFP and other federal agencies to implement many new rules. While the general framework of the reforms is set forth in the Dodd-Frank Act, it provides for numerous studies and reports and the adoption and implementation of rules and regulations by regulatory agencies over the following four years to clarify and implement the Dodd-Frank Act’s requirements fully.

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

Additionally, as a publicly-traded company, we are subject to significant regulations including the Dodd-Frank Act and the Sarbanes-Oxley Act of 2002 (“the Sarbanes-Oxley Act”). There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas. Our efforts to comply with these requirements could result in an increase of our operating and compliance costs.

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

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). These principles are subject to interpretation by us, the SEC and various bodies formed to interpret and create accounting principles. A change in these principles or a change in the interpretations of these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Some of our accounting principles that have been or may be affected include:

•                  Software revenue recognition;

•                  Accounting for stock-based compensation;

•                  Accounting for income taxes; and

•                  Accounting for business combinations and related goodwill.

For example, the US-based Financial Accounting Standards Board (“FASB”) is currently working together with the International Accounting Standards Board (“IASB”) on several projects intended to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow GAAP under SEC regulations and those who are required to follow International Financial Reporting Standards (“IFRS”) outside of the US. These efforts by the FASB and IASB may result in different accounting principles under GAAP that may result in different financial results for us in areas including, but not limited to, principles for recognizing revenue, lease accounting and financial statement presentation. A change in accounting principles may have a material impact on our financial statements and may retroactively adversely affect previously reported transactions.

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

In November 2011, we entered into a credit agreement which provides us credit for an aggregate amount of $150.0 million. We have in the past, and may in the future, borrow under the credit agreement in order to fund working capital requirements, make share repurchases of our common stock or fund acquisitions. In addition, if our anticipated cash flow from our recurring sources of revenue is materially impaired due to customer defaults or failure to renew term licenses, other recurring agreements or maintenance contracts, our ability to borrow under the credit agreement, or continue to meet the contractual covenants, may be compromised. Our continued ability to borrow under our credit agreement is subject to compliance with certain financial and non-financial covenants. The financial covenants require us to maintain compliance with a consolidated leverage ratio, a consolidated interest coverage ratio and a minimum level of liquidity. Our failure to comply with such covenants could cause default under the agreement, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unfavorable terms. In the event of a default which is not remedied within the prescribed timeframe, the assets of the Company (subject to the amount borrowed) may be attached or seized by the lender.

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

In May 2010, Advent’s Board authorized the repurchase of up to 2.0 million shares of the Company’s common stock. In October 24, 2011, Advent’s Board authorized the repurchase of up to an additional 2.0 million shares of the Company’s common stock. During the first quarter of 2012, the Company repurchased 0.3 million shares of its common stock for an average price per share of $25.38. At March 31, 2012, there remained approximately 1.8 million shares authorized by the Board for repurchase. The following table provides a month-to-month summary of the repurchase activity under the stock repurchase program approved by the Board in May 2010 and October 2011 during the three months ended March 31, 2012:

			Maximum
	Total	Average	Number of Shares That
	Number	Price	May Yet Be Purchased
	of Shares	Paid	Under Our Share
	Purchased	Per Share	Repurchase Programs
	(shares in thousands)

January 2012	—	$—	2,045
February 2012	—	$—	2,045
March 2012	268	$25.38	1,777

Total	268	$25.38	1,777

We withheld shares through net share settlements during the three months ended March 31, 2012. The following table provides a month-to-month summary of the purchase activity upon the employee vesting of restricted stock units and the exercise of stock-settled stock appreciation rights under our equity compensation plan to satisfy tax and exercise withholding obligations during the three months ended March 31, 2012 (in thousands, except per share data):

	Total		Maximum Number
	Number	Average	of Shares that May
	of Shares	Price Per	Yet Be Purchased
Month	Purchased (1)	Share	Under the Plan

January	4	$24.79	—
February	21	$27.31	—
March	5	$25.40	—

Total	30	$26.64	—

(1)          These purchases represent shares cancelled when surrendered in lieu of cash payments for tax and exercise obligations due from employees. These shares were not purchased as part of a publicly announced program to purchase shares.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

10.1	Executive Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A filed on March 30, 2012)

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Advent Software, Inc. Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVENT SOFTWARE, INC.

Dated: May 10, 2012	By:	/s/ James S. Cox
James S. Cox Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)