Form 10-Q
period 2012-06-30
ADVENT SOFTWARE INC /DE/
filed 2012-08-08
CIK 1002225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2012 was 50,655,241.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30	December 31
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$52,250	$65,525
Short-term marketable securities	78,472	69,908
Accounts receivable, net	56,732	62,125
Deferred taxes, current	16,304	16,294
Prepaid expenses and other	25,728	23,660
Total current assets	229,486	237,512
Property and equipment, net	40,316	42,301
Goodwill	204,084	204,621
Other intangibles, net	44,383	49,521
Long-term marketable securities	4,056	917
Deferred taxes, long-term	27,906	30,751
Other assets	13,723	15,927
Noncurrent assets of discontinued operation	2,006	2,006

Total assets	$565,960	$583,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,090	$10,558
Accrued liabilities	32,021	40,029
Deferred revenues	155,343	166,945
Income taxes payable	3,701	2,972
Short-term debt	5,000	5,000
Current liabilities of discontinued operation	748	488
Total current liabilities	207,903	225,992
Deferred revenue, long-term	8,262	7,926
Long-term debt	42,500	45,000
Other long-term liabilities	16,975	16,944
Noncurrent liabilities of discontinued operation	3,814	4,633

Total liabilities	279,454	300,495

Commitments and contingencies (See Note 13)

Stockholders’ equity:
Common stock	507	510
Additional paid-in capital	438,598	429,734
Accumulated deficit	(158,916)	(154,053)
Accumulated other comprehensive income	6,317	6,870
Total stockholders’ equity	286,506	283,061

Total liabilities and stockholders’ equity	$565,960	$583,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Net revenues:
Recurring revenues	$80,942	$71,448	$159,662	$138,775
Non-recurring revenues	8,782	8,623	16,966	16,622

Total net revenues	89,724	80,071	176,628	155,397

Cost of revenues:
Recurring revenues	17,820	15,103	34,746	29,891
Non-recurring revenues	10,936	9,911	20,604	17,150
Amortization of developed technology	2,573	2,161	5,114	3,677

Total cost of revenues	31,329	27,175	60,464	50,718

Gross margin	58,395	52,896	116,164	104,679

Operating expenses:
Sales and marketing	19,711	18,683	38,157	36,867
Product development	16,501	14,467	33,300	27,109
General and administrative	9,198	8,745	18,867	17,829
Amortization of other intangibles	956	571	1,912	891
Restructuring (benefit) charges	(34)	48	70	74

Total operating expenses	46,332	42,514	92,306	82,770

Income from continuing operations	12,063	10,382	23,858	21,909

Interest and other income (expense), net	(803)	(53)	(975)	(22)

Income from continuing operations before income taxes	11,260	10,329	22,883	21,887
Provision for income taxes	4,063	3,259	8,369	6,913

Net income from continuing operations	$7,197	$7,070	$14,514	$14,974

Discontinued operation:
Net income (loss) from discontinued operation (net of applicable taxes of $162, $(16), $147, and $1,328, respectively)	245	(24)	222	1,800

Net income	$7,442	$7,046	$14,736	$16,774

Basic net income (loss) per share:
Continuing operations	$0.14	$0.13	$0.29	$0.29
Discontinued operation	0.00	(0.00)	0.00	0.03
Total operations	$0.15	$0.13	$0.29	$0.32

Diluted net income (loss) per share:
Continuing operations	$0.14	$0.13	$0.27	$0.27
Discontinued operation	0.00	(0.00)	0.00	0.03
Total operations	$0.14	$0.13	$0.28	$0.30

Weighted average shares used to compute net income (loss) per share:
Basic	50,754	52,490	50,887	52,345
Diluted	52,977	55,111	53,117	55,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

Net income per share is based on actual calculated values and totals may not sum due to rounding.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Net income	$7,442	$7,046	$14,736	$16,774

Other comprehensive income (loss), net of taxes

Foreign currency translation	(2,923)	604	(537)	3,162
Unrealized (loss) gain on marketable securities (net of applicable taxes of $(8), $5, $(11) and $7, respectively)	(11)	8	(16)	14
Total other comprehensive income (loss), net of taxes	(2,934)	612	(553)	3,176

Comprehensive income	$4,508	$7,658	$14,183	$19,950

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30
	2012	2011
Cash flows from operating activities:
Net income	$14,736	$16,774
Adjustment to net income for discontinued operation	(222)	(1,800)
Net income from continuing operations	14,514	14,974

Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Stock-based compensation	9,973	9,102
Excess tax benefit from stock-based compensation	(3,118)	(2,775)
Depreciation and amortization	12,851	9,826
Amortization of debt issuance costs	190	—
Gain on disposal of fixed assets	(16)	—
Provision for doubtful accounts	200	94
Provision for (reduction of) sales returns	735	(235)
Deferred income taxes	2,588	(183)
Other	(144)	136
Effect of statement of operations adjustments	23,259	15,965
Changes in operating assets and liabilities:
Accounts receivable	5,109	(4,665)
Prepaid and other assets	277	(1,923)
Accounts payable	532	2,363
Accrued liabilities	(7,020)	(3,929)
Deferred revenues	(12,000)	3,031
Income taxes payable	3,847	5,998
Effect of changes in operating assets and liabilities	(9,255)	875

Net cash provided by operating activities from continuing operations	28,518	31,814

Cash flows from investing activities:
Cash used in acquisitions, net of cash acquired	(700)	(97,092)
Purchases of property and equipment	(3,720)	(4,471)
Capitalized software development costs	(1,700)	(1,887)
Purchases of marketable securities	(72,270)	(28,604)
Sales and maturities of marketable securities	60,344	60,933

Net cash used in investing activities from continuing operations	(18,046)	(71,121)

Cash flows from financing activities:
Proceeds from common stock issued from exercises of stock options	3,269	4,580
Withholding taxes related to equity award net share settlement	(4,610)	(4,761)
Repayment of debt	(2,500)	—
Proceeds from common stock issued under the employee stock purchase plan	3,448	3,146
Excess tax benefits from stock-based compensation	3,118	2,775
Repurchase of common stock	(26,125)	(10,163)

Net cash used in financing activities from continuing operations	(23,400)	(4,423)

Net cash transferred (to) from discontinued operation	(337)	2,978

Effect of exchange rate changes on cash and cash equivalents	(10)	261

Net change in cash and cash equivalents from continuing operations	(13,275)	(40,491)
Cash and cash equivalents of continuing operations at beginning of period	65,525	81,948

Cash and cash equivalents of continuing operations at end of period	$52,250	$41,457

Supplemental disclosure of cash flow information
Cash flows from discontinued operation:
Net cash used in operating activities	$(337)	$(26)
Net cash provided by investing activities	—	3,004
Net cash transferred from (to) continuing operations	337	(2,978)
Net change in cash and cash equivalents from discontinued operations	—	—
Cash and cash equivalents of discontinued operation at beginning of period	—	—
Cash and cash equivalents of discontinued operation at end of period	$—	$—

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

Note 2—Recent Accounting Pronouncements

With the exception of the below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2012, as compared to the recent accounting pronouncements described in Advent’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Note 3—Cash Equivalents and Marketable Securities

At June 30, 2012, cash equivalents and marketable securities primarily consisted of money market mutual funds, US government and US Government Sponsored Entities (GSE’s), foreign government debt securities and high credit quality corporate debt securities. The Company’s marketable securities are classified as available-for-sale, with long-term investments, if applicable, having a maturity date greater than one year from the date of the balance sheet.

Marketable securities are summarized as follows (in thousands):

			Gross	Gross
			Unrealized	Unrealized
		Gross	Losses	Losses
	Amortized	Unrealized	Less than	12 Months	Aggregate
Balance at June 30, 2012	Cost	Gains	12 Months	or Longer	Fair Value

Corporate debt securities	$58,514	$—	$(38)	$—	$58,476
US government debt securities	17,765	—	(1)	—	17,764
Foreign government debt securities	6,289	—	(1)	—	6,288
Total	$82,568	$—	$(40)	$—	$82,528

			Gross	Gross
			Unrealized	Unrealized
		Gross	Losses	Losses
	Amortized	Unrealized	Less than	12 Months	Aggregate
Balance at December 31, 2011	Cost	Gains	12 Months	or Longer	Fair Value

Corporate debt securities	$52,606	$10	$(11)	$—	$52,605
US government debt securities	11,318	5	—	—	11,323
Foreign government debt securities	6,914	—	(17)	—	6,897
Total	$70,838	$15	$(28)	$—	$70,825

The following table summarizes the contractual maturities of marketable securities at June 30, 2012 (in thousands):

	Amortized	Aggregate
	Cost	Fair Value
Matures in less than one year	$78,507	$78,472
Matures in one to three years	4,061	4,056
Total	$82,568	$82,528

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

The gross unrealized losses related to marketable securities are primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during the six months ended June 30, 2012. For fixed income securities that have unrealized losses as of June 30, 2012, the Company has determined that (i) it does not have the intent to sell any of these investments prior to maturity and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, the Company has evaluated these fixed income securities and has determined that no credit losses exist. As of June 30, 2012, all securities in an unrealized loss position have been in an unrealized loss position for less than one year. The Company’s management has determined that the unrealized losses on its fixed income securities as of June 30, 2012 were temporary in nature. Net unrealized losses are a component of “Accumulated other comprehensive income” on the Company’s condensed consolidated balance sheet.

During the six months ended June 30, 2012 and 2011, $60.3 million and $60.9 million, respectively, of marketable securities were sold or matured, which did not have any associated material gross realized gains or losses.

Note 4—Derivative Financial Instruments

The Company enters into foreign currency forward contracts with financial institutions to reduce the risk that the Company’s cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. These forward contracts are not designated for trading or speculative purposes.

The Company recognizes derivative instruments as either assets or liabilities on the accompanying consolidated balance sheets at fair value based on current market rates. The Company records changes in the fair value (e.g., gains or losses) of the derivatives in “Interest and other income (expense), net” on the accompanying condensed consolidated statements of operations.

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

At June 30, 2012 and December 31, 2011, net derivative assets associated with the forward contracts of approximately $5,000 and $25,000, respectively, were included in “Prepaid expenses and other.” The effect of the derivative financial instruments on the condensed consolidated statements of operations for the six months ended June 30, 2012 and 2011 was to increase (decrease) foreign exchange gains and losses by approximately $25,000 and $(64,000), respectively, which reflects both realized and unrealized gains (losses) related to our derivative financial instruments.

As of June 30, 2012, the Company had outstanding forward contracts with a notional value of R1.2 million South African Rand (ZAR), or approximately $141,000.

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

Tangible assets and current liabilities

Black Diamond’s tangible assets and liabilities as of June 1, 2011 were reviewed and adjusted to their fair value as necessary. Current assets are primarily comprised of accounts receivable and prepaid assets. Non-current assets were primarily comprised of facility deposits and fixed assets. Current liabilities include accrued liabilities, accrued compensation and benefits, sales commissions payable, sales tax payable and deferred revenues. In connection with the acquisition of Black Diamond, Advent assumed Black Diamond’s contractual obligations related to its deferred revenues. Black Diamond’s deferred revenues were derived primarily from set up fees related to the implementation of its web-based services and from contracts where revenue is recognized upon completion of the project. Advent recorded an adjustment to reduce the carrying value of deferred revenues to represent the Company’s estimate of the fair value of the contractual obligations assumed.

Syncova Solutions Ltd (“Syncova”)

On February 28, 2011, Advent acquired all the outstanding shares of Syncova, a privately held, United Kingdom-based company, which now operate as a wholly-owned subsidiary of the Company. Syncova provides margin management and financing software to hedge funds and prime brokers. Syncova’s solutions enable hedge funds and prime brokers to calculate expected margin, reconcile and control differences. Syncova’s product offerings will be a part of Advent’s solution for the alternative and high end asset management markets. The total purchase price of $24.6 million, net of cash acquired of $0.8 million, was paid in cash.  Of the total purchase price, the equivalent of $4.7 million was placed into escrow subject to claims through February 2013. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company’s consolidated results of operations.

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

Note 6—Discontinued Operation

During 2009, the Company decided to discontinue the operations of its MicroEdge subsidiary, which provided products and services to the not-for-profit business community, to concentrate on its core investment management business. In connection with this decision, the Company completed the sale of MicroEdge on October 1, 2009 to an affiliate of Vista Equity Partners III, LLC (“Purchaser”). The Company sold net assets in MicroEdge totaling $3.0 million.  The total consideration received by the Company in connection with the divestiture was approximately $30.0 million in cash, of which $27.0 million in cash was paid on the closing date. The remaining $3.0 million of the Purchase Price was held in escrow and was released to the Company in March 2011, resulting in the Company recording a net gain of $1.7 million in “net income from discontinued operation, net of applicable taxes” in the Company’s condensed consolidated statement of operations, in the first quarter of 2011.

As part of the disposition, certain assets and obligations of the Company’s discontinued operation were excluded from the sale and are reflected on the Company’s balance sheet as of June 30, 2012 and December 31, 2011. Assets excluded from the sale include cash and deferred tax assets. Liabilities excluded from the sale include sales tax and other tax-related obligations, future payments related to a two year service and maintenance agreement, and continuing lease obligations included as part of the restructuring noted below.

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

The following table sets forth an analysis of the components of the restructuring charges related to the Company’s discontinued operation and the payments and non-cash charges made against the accrual during the six months ended June 30, 2012 (in thousands):

Facility Exit
Costs

Balance of restructuring accrual at December 31, 2011	$5,034
Net restructuring benefit	(450)
Cash payments	(335)
Accretion of prior restructuring costs	80

Balance of restructuring accrual at June 30, 2012	$4,329

Net revenues and net income (loss) from the Company’s discontinued operation were as follows for the following periods (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Net revenues	$—	$—	$—	$—

Income (loss) from operation of discontinued operation (net of applicable taxes of $162, $(16), $147 and $49 respectively)	$245	$(24)	222	75

Gain on disposal of discontinued operation (net of applicable taxes of $0, $0, $0 and $1,279, respectively)	—	—	—	1,725

Net income (loss) from discontinued operation	$245	$(24)	$222	$1,800

The following table sets forth the assets and liabilities of the MicroEdge discontinued operation included in the condensed consolidated balance sheets of the Company (in thousands):

	June 30	December 31
	2012	2011

Assets:
Deferred taxes, long-term	$2,006	$2,006
Total noncurrent assets of discontinued operation	$2,006	$2,006

Liabilities:
Total current liabilities of discontinued operation	$748	$488

Accrued restructuring, long-term portion	$3,814	$4,633
Total noncurrent liabilities of discontinued operation	$3,814	$4,633

Note 7—Stock-Based Compensation

Equity Award Activity

A summary of the status of the Company’s stock option and stock appreciation right (“SAR”) activity for the period presented follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Life	Value
	(in thousands)	Price	(in years)	(in thousands)

Outstanding at December 31, 2011	7,086	$18.01
Options & SARs granted	1,174	$26.73
Options & SARs exercised	(597)	$15.58
Options & SARs canceled	(155)	$22.25
Outstanding at June 30, 2012	7,508	$19.50	6.31	$57,215
Exercisable at June 30, 2012	4,485	$15.91	4.64	$50,261

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $27.11 as of June 30, 2012 for options and SARs that were in-the-money as of that date.

The weighted average grant date fair value of options and SARs granted (as determined under ASC 718), total intrinsic value of options and SARs exercised and cash received from option exercises during the six months ended June 30, 2012 and 2011 were as follows (in thousands, except weighted average grant date fair value):

	Six Months Ended June 30
	2012	2011
Options and SARs
Weighted average grant date fair value	$9.38	$9.37
Total intrinsic value of awards exercised	$6,578	$9,110

Options
Cash received from exercises	$3,269	$4,580

The Company settles exercised stock options and SARs with newly issued common shares.

A summary of the status of the Company’s restricted stock unit (“RSU”) activity for the six months ended June 30, 2012 is as follows:

		Weighted
	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value

Outstanding and unvested at December 31, 2011	1,253	$16.51

RSUs granted	399	$26.74

RSUs vested	(361)	$21.46

RSUs canceled	(47)	$22.81

Outstanding and unvested at June 30, 2012	1,244	$18.12

The weighted average grant date fair value was determined based on the closing market price of the Company’s common stock on the date of the award. The aggregate intrinsic value of RSUs outstanding at June 30, 2012 was $33.7 million, using the Company’s closing stock price of $27.11 per share as of June 30, 2012.

Stock-Based Compensation Expense

Stock-based compensation expense recognized on Advent’s condensed consolidated statement of operations for the three and six months ended June 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Statement of operations classification
Cost of recurring revenues	$610	$504	$1,195	$1,007
Cost of non-recurring revenues	264	345	595	592
Total cost of revenues	874	849	1,790	1,599

Sales and marketing	1,729	1,469	3,386	2,969
Product development	1,438	1,246	2,898	2,421
General and administrative	1,043	1,079	1,899	2,113
Total operating expenses	4,210	3,794	8,183	7,503

Total stock-based compensation expense	5,084	4,643	9,973	9,102

Tax effect on stock-based compensation expense	(2,041)	(1,814)	(3,829)	(3,676)

Effect on net income from continuing operations, net of tax	$3,043	$2,829	$6,144	$5,426

Advent capitalized stock-based compensation expense of $0.2 million and $0.1 million during the six months ended June 30, 2012 and 2011, respectively, associated with the Company’s software development, internal-use software and professional services implementation projects.

As of June 30, 2012, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimated forfeitures, was $42.0 million and is expected to be recognized through the remaining vesting period of each grant, with a weighted average remaining period of 2.5 years.

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions:

	Three Months Ended June 30		Six Months Ended June 30
Stock Options & SARs	2012	2011	2012	2011
Expected volatility	38.4% - 39.7%	36.5% - 36.8%	38.4% - 42.6%	36.5% - 39.6%
Expected life (in years)	4.02 - 5.14	3.70 - 4.95	4.02 - 5.14	3.70 - 4.95
Risk-free interest rate	0.6% - 1.0%	1.6% - 2.2%	0.6% - 1.2%	1.6% - 2.4%
Expected dividends	None	None	None	None

Employee Stock Purchase Plan
Expected volatility	31.0% - 48.3%	28.6% - 28.8%	31.0% - 48.3%	28.6% - 28.8%
Expected life (in months)	6	6	6	6
Risk-free interest rate	0.1%	0.1% - 0.2%	0.1%	0.1% - 0.2%
Expected dividends	None	None	None	None

The expected stock price volatility was determined based on an equally weighted average of historical and implied volatility of the Company’s common stock. Advent believes that a blend of historical and implied volatility is more reflective of the market conditions and is a better indicator of expected volatility than using purely historical volatility. The expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate was based on the US Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The dividend yield assumption is based on the Company’s history of not paying dividends and the resultant future expectation of dividend payouts.

Note 8—Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income by the sum of weighted average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period, excluding the effect of any anti-dilutive securities. Potential common shares consist of the shares issuable upon the exercise of stock options and SARs, the vesting of restricted stock awards and from withholdings associated with the Company’s employee stock purchase plan. Potential common shares are reflected in diluted net income per share by application of the treasury stock method, which in the current period includes consideration of unamortized stock-based compensation and windfall tax benefits.

The following table sets forth the computation of basic and diluted net income (loss) per share for continuing operations and the Company’s discontinued operation (in thousands, except per-share data):

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Numerator:
Net income (loss):
Continuing operations	$7,197	$7,070	$14,514	$14,974
Discontinued operation	245	(24)	222	1,800

Total operations	$7,442	$7,046	$14,736	$16,774

Denominator:
Denominator for basic net income (loss) per share- weighted average shares outstanding	50,754	52,490	50,887	52,345

Dilutive common equivalent shares:
Employee stock options and other	2,223	2,621	2,230	3,147

Denominator for diluted net income (loss) per share- weighted average shares outstanding, assuming exercise of potential dilutive common equivalent shares	52,977	55,111	53,117	55,492

Net income (loss) per share (1):
Basic:
Continuing operations	$0.14	$0.13	$0.29	$0.29
Discontinued operation	0.00	(0.00)	0.00	0.03

Total operations	$0.15	$0.13	$0.29	$0.32

Diluted:
Continuing operations	$0.14	$0.13	$0.27	$0.27
Discontinued operation	0.00	(0.00)	0.00	0.03

Total operations	$0.14	$0.13	$0.28	$0.30

(1) Net income (loss) per share is based on actual calculated values and totals may not sum due to rounding.

Weighted average stock options, SARs and RSUs of approximately 2.6 million and 2.3 million for the three and six months ended June 30, 2012, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. Similarly, weighted average stock options, SARs and RSUs of approximately 2.0 million and 0.5 million for the three and six months ended June 30, 2011, respectively, were excluded from the calculation of diluted net income per share.

Note 9—Goodwill

The changes in the carrying value of goodwill for the six months ended June 30, 2012 were as follows (in thousands):

Goodwill

Balance at December 31, 2011	$204,621
Additions	84
Translation adjustments	(621)

Balance at June 30, 2012	$204,084

Foreign currency translation adjustments totaling $0.6 million reflect the general strengthening of the US dollar versus the Pound Sterling, Euro and other European currencies during the six months ended June 30, 2012.

Note 10—Other Intangibles

The following is a summary of other intangibles as of June 30, 2012 (in thousands):

	Weighted
	Average
	Amortization	Other		Other
	Period	Intangibles,	Accumulated	Intangibles,
	(Years)	Gross	Amortization	Net

Purchased technologies	5.1	$50,345	$(28,180)	$22,165
Product development costs	3.0	17,994	(13,594)	4,400

Developed technology sub-total		68,339	(41,774)	26,565

Customer relationships	6.4	40,848	(25,506)	15,342
Other intangibles	4.1	4,637	(2,161)	2,476

Other intangibles sub-total		45,485	(27,667)	17,818

Balance at June 30, 2012		$113,824	$(69,441)	$44,383

The following is a summary of other intangibles as of December 31, 2011 (in thousands):

	Weighted
	Average
	Amortization	Other		Other
	Period	Intangibles,	Accumulated	Intangibles,
	(Years)	Gross	Amortization	Net

Purchased technologies	5.1	$50,661	$(24,777)	$25,884
Product development costs	3.0	16,202	(12,278)	3,924

Developed technology sub-total		66,863	(37,055)	29,808

Customer relationships	6.4	40,917	(24,164)	16,753
Other intangibles	4.1	4,642	(1,682)	2,960

Other intangibles sub-total		45,559	(25,846)	19,713

Balance at December 31, 2011		$112,422	$(62,901)	$49,521

The changes in the carrying value of other intangibles during the six months ended June 30, 2012 were as follows (in thousands):

	Other		Other
	Intangibles,	Accumulated	Intangibles,
	Gross	Amortization	Net

Balance at December 31, 2011	$112,422	$(62,901)	$49,521
Additions	1,792	—	1,792
Amortization	—	(7,026)	(7,026)
Translation adjustments	(390)	486	96

Balance at June 30, 2012	$113,824	$(69,441)	$44,383

Additions to intangible assets of $1.8 million during the six months ended June 30, 2012 were associated with capitalized product development costs.

Based on the carrying amount of intangible assets as of June 30, 2012, the estimated future amortization is as follows (in thousands):

	Six
	Months Ended
	December 31	Years Ended December 31
	2012	2013	2014	2015	2016	Thereafter	Total
Estimated future amortization of:
Developed technology	$5,106	$8,666	$5,540	$4,548	$2,521	$184	$26,565
Other intangibles	1,909	3,773	3,380	3,219	2,709	2,828	17,818

Total	$7,015	$12,439	$8,920	$7,767	$5,230	$3,012	$44,383

Note 11—Balance Sheet Detail

The following is a summary of prepaid expenses and other (in thousands):

	June 30	December 31
	2012	2011

Prepaid contract expense	$8,899	$8,858
Prepaid commission	6,901	7,471
Deposits	1,247	1,186
Prepaid royalty	1,030	1,121
Other receivables	428	704
Other	7,223	4,320

Total prepaid expenses and other	$25,728	$23,660

The following is a summary of other assets (in thousands):

	June 30	December 31
	2012	2011

Long-term prepaid commissions	$4,389	$5,587
Deposits	2,646	2,697
Prepaid contract expense, long-term	6,688	7,643

Total other assets	$13,723	$15,927

Deposits include restricted cash balances of $1.4 million at June 30, 2012 and December 31, 2011 related to the Company’s San Francisco headquarters, and facilities in Boston and New York.

The following is a summary of accrued liabilities (in thousands):

	June 30	December 31
	2012	2011

Salaries and benefits payable	$20,525	$26,299
Accrued restructuring, current portion	230	1,050
Other	11,266	12,680

Total accrued liabilities	$32,021	$40,029

Accrued restructuring charges are discussed further in Note 12, “Restructuring Charges”. Other accrued liabilities include accruals for royalties, sales and business taxes, and other miscellaneous items.

The following is a summary of other long-term liabilities (in thousands):

	June 30	December 31
	2012	2011

Deferred rent	$10,667	$10,631
Long-term deferred tax liability	2,672	2,930
Other	3,636	3,383

Total other long-term liabilities	$16,975	$16,944

The components of accumulated other comprehensive income were as follows (in thousands):

	June 30	December 31
	2012	2011

Accumulated net unrealized loss on marketable securities	$(29)	$(13)
Accumulated foreign currency translation adjustments	6,346	6,883
Accumulated other comprehensive income	$6,317	$6,870

Note 12—Restructuring Charges

During the six months ended June 30, 2012 and 2011, Advent recorded restructuring charges of $70,000 and $74,000, respectively. Restructuring charges during the six months ended June 30, 2012 primarily represents a lease termination payment we incurred associated with a facility in Oslo, Norway. Restructuring charges during the six months ended June 30, 2011 primarily relate to the present value amortization of facility exit obligations, partially offset by adjustments to other facility exit assumptions.

The following table sets forth an analysis of the components of the restructuring charges and the payments and non-cash charges made against the accrual during the six months ended June 30, 2012 (in thousands):

	Facility Exit	Severance &
	Costs	Benefits	Total

Balance of restructuring accrual at December 31, 2011	$448	$602	$1,050
Restructuring charge (benefit)	87	(21)	66
Cash payments	(344)	(546)	(890)
Accretion of prior restructuring costs	4	—	4

Balance of total restructuring accrual at June 30, 2012	$195	$35	$230

The remaining restructuring accrual of $0.2 million at June 30, 2012 is included in accrued liabilities on the accompanying condensed consolidated balance sheet. Advent expects to pay the remaining obligations related to the accrual during 2012. The remaining excess facility costs of $0.2 million are stated at estimated fair value, net of estimated sub-lease income of approximately $44,000. Advent expects to pay the remaining obligations associated with the vacated facilities over the remaining lease terms, which expire on various dates through 2012.

Note 13—Commitments and Contingencies

Lease Obligations

Advent leases office space and equipment under non-cancelable operating lease agreements, which expire at various dates through June 2025. Some operating leases contain escalation provisions for adjustments in the consumer price index. Advent is responsible for maintenance, insurance, and property taxes. Excluding leases and associated sub-leases for MicroEdge facilities, as of June 30, 2012, Advent’s remaining operating lease commitments through 2025 are approximately $67.7 million, net of future minimum rental receipts of $44,000 to be received under non-cancelable sub-leases.

On October 1, 2009, Advent completed the sale of the Company’s MicroEdge subsidiary. See Note 6, “Discontinued Operation,” to the consolidated financial statements for a description of the principal terms of the divestiture. The gross operating lease commitment related to this discontinued operation facility is approximately $7.9 million, less estimated sub-lease income of

$3.6 million. With the exception of the MicroEdge facilities in New York City, the lease obligations related to MicroEdge have been transferred to the Purchaser.

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

Legal Contingencies

From time to time, in the course of its operations, the Company is a party to litigation matters and claims, including claims related to employee relations, business practices and other matters other than those that may be specified herein, but does not consider these matters to be material either individually or in the aggregate at this time. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict and the Company’s view of these matters may change in the future as the litigation and related events unfold. An unfavorable outcome in any legal matter, if material, could have a material adverse effect on the Company’s financial position, liquidity or results of operations in the period in which the unfavorable outcome occurs and potentially in future periods.

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

On July 13, 2012, the Delaware Chancery Court dismissed the lawsuit filed against Advent on March 8, 2005 by certain former shareholders of Kinexus Corporation and the shareholders’ representative (Kinexus Representative LLC, Morriss Holdings LLC, MIC III LLC, MIC V LLC, Berkeley Holdings and Doug Morriss). The complaint alleged that Advent breached the Agreement and Plan of Merger dated as of December 31, 2001 pursuant to which Advent acquired all of the outstanding shares of Kinexus due principally to the fact that no amount was paid by Advent on an earn-out of up to $115 million. The earn-out, which was payable in cash or stock at the election of Advent, was based upon Kinexus meeting certain revenue targets in both 2002 and 2003. Advent advised the shareholders’ representative in January 2003 that the earn-out terms had not been met in 2002 and accordingly no earn-out was payable for 2002 and would not be payable for 2003. On April 10, 2012, Advent filed a motion to dismiss, and on July 13, 2012, the Court granted Advent’s motion and dismissed the case. If Plaintiffs choose to appeal, they must do so by August 13, 2012. Management did not accrue any amounts for any potential loss related to this case.

Based on currently available information, management does not believe that the ultimate outcome of unresolved matters, individually and in the aggregate, is likely to have a material adverse effect on the Company’s financial position or results of operations. However, litigation is subject to inherent uncertainties and the Company’s view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods.

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

The loans bear interest, at Advent’s option, at the base rate plus a spread of 0.75% to 1.75% or an adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a spread of 1.75% to 2.75%, in each case with such spread being determined based on the consolidated leverage ratio for the preceding four fiscal quarter period and certain other factors.  The base rate means the highest of JPMorgan Chase Bank, N.A.’s prime rate, the federal funds rate plus a margin equal to 0.50% and the adjusted LIBOR rate for a 1-month interest period plus a margin equal to 1.00%.  Swing line loans accrue interest at a per annum rate based on the base rate plus the applicable margin for base rate loans. On November 30, 2011, Advent borrowed $50.0 million of term loans under the Term Loan A Facility and incurred approximately $1.9 million of debt issuance costs that have been deferred and will be amortized over the life of the agreement. As of June 30, 2012 and December 31, 2011, the outstanding debt balance was $47.5 million and $50.0 million, respectively, and is due in full no later than November 30, 2016.

These borrowings under the Term Loan Facility are classified within Level 2 of the fair value hierarchy and the carrying amount of the short-term and long-term debt, as disclosed in the Company’s condensed consolidated balance sheet, approximates the estimated fair value.  The obligations under the Credit Agreement are secured by substantially all of the assets of Advent. The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict Advent and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, pay dividends or make distributions, make investments, make acquisitions, prepay certain indebtedness, enter into certain transactions with affiliates, enter into sale and leaseback transactions, enter into swap agreements and enter into restrictive agreements, in each case subject to customary exceptions for a credit facility of this size and type. Advent is also required to maintain compliance with a consolidated leverage ratio, a consolidated interest coverage ratio and a minimum level of liquidity. As of June 30, 2012 and December 31, 2011, Advent was in compliance with all associated covenants.

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

Note 15—Income Taxes

The following table summarizes the activity relating to the Company’s unrecognized tax benefits during the six months ended June 30, 2012 (in thousands):

Total

Balance at December 31, 2011	$11,144

Gross increases related to current period tax positions	416
Balance at June 30, 2012	$11,560

At June 30, 2012 and December 31, 2011, Advent had $11.6 million and $11.1 million of gross unrecognized tax benefits, respectively. During the six months ended June 30, 2012, Advent increased the amount of unrecognized tax benefits by approximately $0.4 million relating to California research credits and California enterprise zone credits. If recognized, the total unrecognized tax benefits would decrease Advent’s tax provision and increase net income by $9.5 million. The impact on net income reflects the liabilities for unrecognized tax benefits, net of the federal tax benefit of state income tax items. The Company’s liabilities for unrecognized tax benefits relate primarily to federal research credits, California research and enterprise zone tax credits and various state net operating losses.

Advent is subject to taxation in the US and various states and foreign jurisdictions. Advent is currently undergoing a California franchise tax examination for the 2006 and 2007 tax years and a New York tax examination for tax years 2008-2010. Advent does not anticipate the total amount of its unrecognized tax benefits to significantly change over the next 12 months. The material jurisdictions that are subject to examination by tax authorities include federal for tax years after 2008 and California for tax years after 2005.

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

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities. The fair value of these certain financial assets was determined using the following inputs as of June 30, 2012 (in thousands):

	Fair Value
	as of
	June 30, 2012	Level 1	Level 2	Level 3
Financial Assets:
Money market funds (1)	$33,037	$33,037	$—	$—
US government debt securities (2)	17,764	17,764	—	—
Corporate debt securities (3)	58,476	—	58,476	—
Foreign government debt securities (2)	6,288	—	6,288	—

(1)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.
(2)	Included in short-term marketable securities on the Company’s condensed consolidated balance sheet.
(3)	Included in short-term and long-term marketable securities on the Company’s condensed consolidated balance sheet.

There were no significant transfers between Level 1 and Level 2 assets during the six months ended June 30, 2012 and Advent does not have any significant assets that utilize unobservable or Level 3 inputs.

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

The following table provides a summary of the quarterly repurchase activity during the six months ended June 30, 2012 under the stock repurchase program approved by the Board in May 2010 and October 2011 (in thousands, except per share data):

	Total		Average
	Number		Price
	of Shares		Paid
	Purchased	Cost	Per Share

Q1 2012	268	$6,788	$25.38
Q2 2012	745	19,337	25.96

Total	1,013	$26,125	$25.81

At June 30, 2012, there remained approximately 1.0 million shares authorized by the Board for repurchase.

Note 18—Subsequent Event

From July 1, 2012 to August 8, 2012, the Company repurchased approximately 247,000 shares of common stock under the repurchase program that was approved by the Board of Directors in October 2011 at an average price of $24.89.

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

Current Economic Environment

While we signed a number of new customer contracts in the first half of 2012, US and European economies showed signs of weakening at the end of the second quarter of 2012 due to the growing uncertainty about the fate of the eurozone and continued weakness in US labor markets. With this volatile environment and general uncertainty as a backdrop, our customers became cautious and slowed buying decisions which elongated some sales and cash collection cycles. The conversion of our sales pipeline to new contract bookings, renewal rates and cash collections was lower than expected during the first half of 2012, especially in Europe and the Middle East, and we expect this environment may continue for the rest of 2012. Despite this, we grew our revenues 14% during the first half of 2012, which was driven primarily by an increase in term license revenues and other recurring revenues. We expect to grow revenues by 10% to 11% in fiscal 2012 as a result of incremental term license booking activity, and a full year of revenues we expect to recognize from Black Diamond Performance Reporting LLC (“Black Diamond”), which we acquired in June 2011. As the current economic situation evolves, we will continue to evaluate its impact on our business and we will remain focused on increasing operating profit and margin.

Operating Overview

Operating highlights of our second quarter of 2012 include:

•                  New and incremental bookings. The term license, Advent OnDemand and Black Diamond contracts signed in the second quarter of 2012 will contribute approximately $7.2 million in annual revenue (“annual contract value” or “ACV”) once they are fully implemented. This represents a 10% increase from the $6.6 million of ACV booked from contracts signed in the second quarter of 2011, which included only one month of Black Diamond bookings.

•                  Repurchase of common stock. During the second quarter of 2012, we repurchased 0.7 million shares under our Board authorized share repurchase program for a total cash outlay of $19.3 million and an average price of $25.96 per share.

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

The term license component of the deferred revenue balance related to implementations in process will increase or decrease in the future depending on the amount of new term license bookings relative to the number of implementations that reach completion in a particular quarter. For the three months ended June 30, 2012 and 2011, the net term license implementation recognition (deferral) increased/ (decreased) the Company’s revenues as follows (in millions):

	Three Months Ended June 30
	2012	2011	Change

Term license revenues	$1.3	$0.5	$0.8
Professional services and other	0.3	(2.7)	3.0

Total net revenues	$1.6	$(2.2)	$3.8

During the second quarter of 2012, we released net revenues of $1.6 million and directly-related expenses of $0.2 million associated with our term licensing model. The impact on our operating income was approximately $1.5 million.

Amounts of revenues and directly-related expenses deferred as of June 30, 2012 and December 31, 2011 associated with our term licensing deferral were as follows (in millions):

	June 30	December 31
	2012	2011
Deferred revenues
Short-term	$29.2	$30.5
Long-term	7.0	6.9

Total	$36.2	$37.4

Directly-related expenses
Short-term	$9.8	$10.0
Long-term	4.1	3.6

Total	$13.9	$13.6

Deferred net revenue and directly-related expenses are classified as “Deferred revenues” (short-term and long-term), and “Prepaid expenses and other,” and “Other assets,” respectively, on the condensed consolidated balance sheets.

Financial Overview

Financial highlights of our second quarter of 2012 and 2011 were as follows (in thousands, except percentage of total net revenues, per share amounts and percentage/margin change):

			Percentage /
	Three Months Ended June 30		Margin
	2012	2011	Change

Net revenues	$89,724	$80,071	12%
Gross margin	$58,395	$52,896	10%
Gross margin percentage	65%	66%	(1.0	)pts
Operating income	$12,063	$10,382	16%
Operating margin percentage	13%	13%	0.5	pts
Net income	$7,197	$7,070	2%
Net income per diluted share	$0.14	$0.13	6%
Operating cash flow	$14,929	$20,221	-26%

Total net revenues increased by $9.7 million or 12% during the second quarter of 2012, which was primarily due to an increase in total recurring revenues of $9.5 million and represented 90% of total net revenues during the second quarter of 2012, compared to 89% in the same period of 2011.

Gross margin decreased to 65% in the second quarter of 2012 from 66% in the second quarter of 2011.  The decrease in gross margin percentage during the second quarter of 2012 resulted primarily from lower billable utilization of professional service consultants and in payroll and related costs from headcount additions resulting from our acquisition of Black Diamond Performance in June 2011.

Operating margin was 13% in the second quarter of 2012, flat with the comparable period of 2011. With the acquisition of Black Diamond occurring in June 2011, we incurred three months of operating expenses and intangible asset amortization during the three months ended June 30, 2012 compared to only one month during the comparable period of 2011. The increase in these expenses was partially offset by a benefit of $1.5 million to our operating margin related to our term license model and $1.1 million from the timing in the capitalization of our product development costs.

Net income from continuing operations was $7.2 million, resulting in diluted earnings per share of $0.14 for the second quarter of 2012, compared to $7.1 million or $0.13 in the second quarter of 2011. Operating cash flow decreased by $5.3 million, or 26%, during the second quarter of 2012, which was primarily due to slower cash collections of our accounts receivable, longer payment terms and delayed billings activity.

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

Recent Accounting Pronouncements

With the exception of the below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2012, as compared to the recent accounting pronouncements described in Advent’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that are of significance, or potential significance, to the Company.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

The following table sets forth, for the periods indicated, certain financial information as a percentage of total net revenues. The financial information and the ensuing discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Net revenues:
Recurring revenues	90%	89%	90%	89%
Non-recurring revenues	10	11	10	11

Total net revenues	100	100	100	100

Cost of revenues:
Recurring revenues	20	19	20	19
Non-recurring revenues	12	12	12	11
Amortization of developed technology	3	3	3	2

Total cost of revenues	35	34	34	33

Gross margin	65	66	66	67

Operating expenses:
Sales and marketing	22	23	22	24
Product development	18	18	19	17
General and administrative	10	11	11	11
Amortization of other intangibles	1	1	1	1
Restructuring (benefit) charges	*	*	*	*

Total operating expenses	52	53	52	53

Income from continuing operations	13	13	14	14
Interest and other income (expense), net	(1)	*	(1)	*

Income from continuing operations before income taxes	13	13	13	14
Provision for income taxes	5	4	5	4

Net income from continuing operations	8	9	8	10

Discontinued operation:
Net income (loss) from discontinued operation	*	*	*	1

Net income	8%	9%	8%	11%

Percentages are based on actual values. Totals may not sum due to rounding.

* Less than 1%.

NET REVENUES

	Three Months Ended June 30			Six Months Ended June 30
	2012	2011	Change	2012	2011	Change

Total net revenues (in thousands)	$89,724	$80,071	$9,653	$176,628	$155,397	$21,231

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

Since fiscal 2009, recurring revenues have represented close to 90% of revenues.

				Six Months Ended
				June 30
As a percentage of net revenues	2009	2010	2011	2012

Revenues from recurring sources	88%	89%	89%	90%

Revenues from non-recurring sources	12%	11%	11%	10%

Revenues derived from international sales decreased to $14.9 million in the second quarter of 2012 from $15.8 million in the second quarter of 2011. The decrease was a reflection of challenging market conditions and lower than planned utilization in professional services. We plan to continue expanding our international sales efforts, both in our current markets and elsewhere. The revenues from customers in any single international country did not exceed 10% of total net revenues.

We expect total net revenues from continuing operations to be between $89 million and $91 million in the third quarter of 2012, and to be between $358 million and $362 million for fiscal 2012.

Recurring Revenues

(in thousands, except percent of	Three Months Ended June 30			Six Months Ended June 30
total net revenues)	2012	2011	Change	2012	2011	Change

Term license revenues	$39,765	$33,907	$5,858	$78,381	$64,350	$14,031
Maintenance revenues	16,649	17,173	(524)	33,309	35,240	(1,931)
Other recurring revenues	24,528	20,368	4,160	47,972	39,185	8,787

Total recurring revenues	$80,942	$71,448	$9,494	$159,662	$138,775	$20,887

Percent of total net revenues	90%	89%		90%	89%

Revenues from term licenses, which include both software license and maintenance services for term licenses, increased $5.9 million during the second quarter of 2012 compared to same quarter of 2011. The growth of term license revenues reflects the continued layering of incremental annual contract value (ACV) sold in previous periods into our term revenue, revenues from Syncova, which we acquired in February 2011 and the continued market acceptance of our products. Additionally, adding to the increase in term license revenues was the decrease in the net deferral of term license revenues. For our term licenses, we defer all revenue on new bookings until our implementation services are complete. For the three and six months ended June 30, 2012 and 2011, the term license revenue recognition (deferral) increased/ (decreased) the Company’s term license revenues as follows (in millions):

	Three Months Ended June 30			Six Months Ended June 30
	2012	2011	Change	2012	2011	Change

Term license revenues	$1.3	$0.5	$0.8	$1.7	$(1.1)	$2.8

During the three months ended June 30, 2012, a large number of projects were completed, leading to a decrease in the net deferral of term license revenues despite an increase in new service engagements as a result of bookings from the latter half of 2011 and first quarter of 2012 driving implementations.

Maintenance revenues decreased $0.5 million and $1.9 million during the three and six months ended June 30, 2012, when compared to the same periods of 2011. These decreases were due to maintenance de-activations from customer attrition, maintenance level downgrades, reductions in products licensed or number of users by clients, perpetual license customers migrating to term licenses, and continued decrease in new perpetual license customers, partially offset by the impact of price increases.

Other recurring revenues, which primarily include revenues from incremental assets under administration fees from perpetual licenses, data services, outsourced services, Advent OnDemand, web-based services and Black Diamond, increased $4.0 million and $8.6 million during the three and six months ended June 30, 2012, respectively, when compared to the same periods of 2011. The increase in other recurring revenues is primarily due to an increase of $3.8 million and $7.5 million, during the three and six months ended June 30, 2012, respectively, from Black Diamond, which we acquired on June 1, 2011 and to a lesser extent, growth in revenues from data services, outsourced services, and web-based services.

Our renewal rates are based on cash collections and are disclosed one quarter in arrears. We disclose our renewal rates one quarter in arrears in order to include substantially all payments received against the invoices for that quarter. We also update our renewal rates from the initially disclosed rates to include all cash collections subsequent to the initial disclosure. The following summarizes our initial and updated renewal rates (operational metric) since the first quarter of 2011:

	Renewal Quarter
Renewal Rates	Q212		Q112	Q411	Q311	Q211	Q111
Based on cash collections relative to prior year collections

Initially Disclosed Renewal Rate (1)		(2)	91%	95%	93%	92%	91%
Updated Disclosed Renewal Rate (3)	n/a		n/a	96%	94%	97%	94%

(1)          “Initially Disclosed Renewal Rate” is based on cash collections and reported one quarter in arrears

(2)          The initially disclosed renewal rate for the second quarter of 2012 is not currently available as it is disclosed one quarter in arrears in order to include substantially all payments against invoices for this quarter.

(3)          “Updated Disclosed Renewal Rate” reflects initially disclosed rate updated for subsequent cash collections

The initially disclosed renewal rate was 91% for the first quarter of 2012. This rate was flat compared with the comparable period of 2011 but lower than the more recent quarters of 2011due to slower cash collections. We expect the updated disclosed renewal rate for the first quarter of 2012 to be consistent with more recent results once all subsequent cash collections have been received.

Non-Recurring Revenues

(in thousands, except percent of	Three Months Ended June 30			Six Months Ended June 30
total net revenues)	2012	2011	Change	2012	2011	Change

Professional services and other revenues	$8,370	$8,060	$310	$15,347	$14,940	$407
Perpetual license fees	412	563	(151)	1,619	1,682	(63)

Total non-recurring revenues	$8,782	$8,623	$159	$16,966	$16,622	$344

Percent of total net revenues	10%	11%		10%	11%

Non-recurring revenues consists of perpetual license fees, professional services and other revenue. Perpetual license revenues are derived from the licensing of software products under a perpetual arrangement. Professional services and other revenues include fees for consulting, project management, custom implementation and integration, custom report writing and fees from training.

Total perpetual license fees decreased in the three and six months ended June 30, 2012, primarily due to revenue from fewer new perpetual license sales to new clients as well as fewer sales of perpetual seat licenses and modules to our existing perpetual client base.

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

Professional services and other revenues fluctuated due to the following (in thousands):

	Change From	Change From
	2011 to 2012	2011 to 2012
	QTD	YTD

Decreased net term license implementation deferral	$2,991	$3,961
Decreased consulting services	(2,761)	(3,734)
Various other items	80	180

Total change	$310	$407

The slight increases in professional services and other revenues during the three and six months ended June 30, 2012 primarily reflects the impact of the decrease in net term license implementation deferral associated with in-process term license implementations as a result of relatively more projects completed during the first half of 2012, which was mostly offset by the decrease in consulting revenue as a result of the decrease in billable utilization for professional services resources.

The impact of our term license implementation deferral on professional services revenues for the three and six months ended June 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended June 30			Six Months Ended June 30
	2012	2011	Change	2012	2011	Change
Net recognition (deferral) of professional services revenue related to term license implementations	$287	$(2,704)	$2,991	$(451)	$(4,412)	$3,961

During the first half of 2011, we had more projects in the implementation phase which resulted in the deferral of professional service revenues of $2.7 million and $4.4 million for the three and six months ended June 30, 2011, respectively. During the six months ended June 30, 2012, the net impact of the term license deferral was less than $0.5 million as the revenue deferred from implementations in process was partially offset by the revenue recognized from completed implementations.

COST OF REVENUES

	Three Months Ended June 30			Six Months Ended June 30
	2012	2011	Change	2012	2011	Change

Total cost of revenues (in thousands)	$31,329	$27,175	$4,154	$60,464	$50,718	$9,746
Percent of total net revenues	35%	34%		34%	33%

Our cost of revenues is made up of three components: cost of recurring revenues, cost of non-recurring revenues and amortization of developed technology.

Cost of Recurring Revenues

	Three Months Ended June 30			Six Months Ended June 30
	2012	2011	Change	2012	2011	Change

Cost of recurring revenues (in thousands)	$17,820	$15,103	$2,717	$34,746	$29,891	$4,855
Percent of total recurring revenue	22%	21%		22%	22%

Cost of recurring revenues consists of the direct costs related to providing and supporting our outsourced services, providing technical support services under maintenance and term license agreements and other services for recurring revenues, and royalties paid to third party vendors.

Cost of recurring revenues fluctuated due to the following (in thousands):

	Change From	Change From
	2011 to 2012	2011 to 2012
	QTD	YTD

Increased payroll and related costs	$2,003	$3,229
Increased travel and entertainment	188	309
Increased outside services	148	420
Increased allocation-in of facility and infrastructure expenses	83	406
Various other items	295	491

Total change	$2,717	$4,855

The overall increase in absolute dollars for the three and six months ended June 30, 2012 was due primarily to an increase in payroll and related costs that resulted from salary increases and additional headcount which enables us to deliver the technical support services we provide to our growing number of clients in their day-to-day use of our software. We incurred higher payroll and related costs due to annual merit increases and 33 headcount additions from Black Diamond which we acquired in June 2011. Travel and entertainment costs also increased during the three and six months ended June 30, 2012 due to travel by Black Diamond personnel and travel associated with providing technical support services. The increase in outside services reflects more activity and utilization during the three and six months ended June 30, 2012. We allocate facility and infrastructure expenses based on headcount and consistent with the increase in departmental headcount, we allocated more of these costs to our recurring revenue department.

Cost of Non-Recurring Revenues

	Three Months Ended June 30			Six Months Ended June 30
	2012	2011	Change	2012	2011	Change

Cost of non-recurring (in thousands)	$10,936	$9,911	$1,025	$20,604	$17,150	$3,454

Percent of total non-recurring revenues	125%	115%		121%	103%

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

Cost of non-recurring revenues fluctuated due to the following (in thousands):

	Change From	Change From
	2011 to 2012	2011 to 2012
	QTD	YTD

Decreased service cost deferral related to term implementations	$1,096	$2,034
Increased allocation-in of facility and infrastructure expenses	106	385
Increased outside contractors	104	281
Increased payroll and related costs	56	1,062
Various other items	(337)	(308)

Total change	$1,025	$3,454

The increase in absolute dollars for the three and six months ended June 30, 2012 primarily reflects a decrease in the net deferral of professional service costs as a result of a larger number of completed projects during the first half of 2012, increases in payroll and related expenses, and increased usage of outside contractors. Payroll and related expenses increased during the six months ended June 30, 2012 as our headcount increased primarily due to additions to support implementation projects as well as additional heads from our Syncova acquisition which we acquired in February 2011. We allocate facility and infrastructure expenses based on headcount and consistent with the increase in departmental headcount, we allocated more of these costs to our professional services and other department.

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

The impact of our term license deferral on professional services costs for the three and six months ended June 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended June 30			Six Months Ended June 30
	2012	2011	Change	2012	2011	Change
Net deferral of professional services costs related to term license implementations	$(2)	$(1,098)	$1,096	$(470)	$(2,504)	$2,034

The decrease in the net deferral for the three and six months ended June 30, 2012 was primarily a result of a larger number of completed projects during the first half of 2012.

Gross margins for non-recurring revenues were (25)% and (15)% for the three months ended June 30, 2012 and 2011, respectively, and (21)%, and (3)% during the six months ended June 30, 2012 and 2011, respectively. The gross margin deterioration during these periods of 2012 was primarily due to lower billable utilization of professional services consultants and service concessions.

Amortization of Developed Technology

	Three Months Ended June 30			Six Months Ended June 30
	2012	2011	Change	2012	2011	Change
Amortization of developed technology (in thousands)	$2,573	$2,161	$412	$5,114	$3,677	$1,437
Percent of total net revenues	3%	3%		3%	2%

Amortization of developed technology represents amortization of acquisition-related intangibles, and amortization of capitalized software development costs previously capitalized under ASC 985. The increase during the three and six months ended June 30, 2012 resulted from additional amortization from technology related intangible assets associated with Syncova and Black Diamond which we acquired in February 2011 and June 2011, respectively, and additional amortization from software development costs capitalized during 2011, which were partially offset by decreased amortization from other developed technology assets that fully amortized during 2011.

OPERATING EXPENSES

Sales and Marketing

	Three Months Ended June 30			Six Months Ended June 30
	2012	2011	Change	2012	2011	Change

Sales and marketing (in thousands)	$19,711	$18,683	$1,028	$38,157	$36,867	$1,290
Percent of total net revenues	22%	23%		22%	24%

Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars.

Sales and marketing expense fluctuated due to the following (in thousands):

	Change From	Change From
	2011 to 2012	2011 to 2012
	QTD	YTD

Increased payroll and related costs	$1,316	$1,510
Increased travel and entertainment	198	265
Decreased allocation-in of facility and infrastructure expenses	(265)	(297)
Various other items	(221)	(188)

Total change	$1,028	$1,290

The dollar amount increase in sales and marketing expenses for the three and six months ended June 30, 2012 primarily reflects the growth of our sales and marketing efforts during the first six months of 2012. The increase in payroll and related costs primarily reflects an increase in sales commission expense, and to a lesser extent, annual merit increases. The increase in sales commissions during the second quarter of 2012 primarily resulted from the amortization of prepaid commissions related to new bookings signed subsequent to June 30, 2011, and to a lesser extent, a full quarter of commission expense from Black Diamond which we acquired in June 2011. The increase in travel and entertainment reflects expansion of our sales and marketing efforts internationally.

Sales and marketing expense decreased as a percentage of total net revenues to 22% for the three and six months ended June 30, 2012 from 23% and 24%, in the comparable periods of 2011, respectively. Effective January 1, 2012, we changed the classification of costs for certain members of our product management team to our product development group effective January 1, 2012, as the roles of these individuals were more aligned with our product development efforts in 2012. Consequently, we incurred lower salary costs and allocated less costs due to the decline in headcount in the sales and marketing group.

Product Development

	Three Months Ended June 30			Six Months Ended June 30
	2012	2011	Change	2012	2011	Change

Product development (in thousands)	$16,501	$14,467	$2,034	$33,300	$27,109	$6,191
Percent of total net revenues	18%	18%		19%	17%

Product development expenses consist primarily of salary and benefits for our development staff as well as contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services.

Product development expenses fluctuated due to the following (in thousands):

	Change From	Change From
	2011 to 2012	2011 to 2012
	QTD	YTD

Increased payroll and related costs	$2,476	$4,860
(Increased) decreased capitalization of product development	(1,084)	187
Increased outside services	414	520
Increased allocation-in of facility and infrastructure expenses	113	416
Various other items	115	208

Total change	$2,034	$6,191

The increase in total product development expenses during the three and six months ended June 30, 2012 was primarily due to an increase in payroll and related costs resulting from increases in headcount to help us continue the enhancement of our existing product suite. Headcount increased to 337 (11 and 8 heads from Black Diamond and Syncova, respectively) at June 30, 2012 from 304 at June 30, 2011. Effective January 1, 2012, we changed the classification of costs for certain members of our product management team to our product development group effective January 1, 2012, as the roles of these individuals were more aligned with our product development efforts in 2012. This change resulted in the increases in headcount and associated payroll expenses in our product development group, as well as the increase of overall product development expense as a percentage of revenue to 19% during the first half of 2012 from 17% in the comparable period of 2011.

We allocate facility and infrastructure expenses based on headcount and consistent with the increase in departmental headcount, we allocated more of these costs to our product development department. During the three and six months ended June 30, 2012, we capitalized $1.4 million and $1.7 million, respectively, as compared to $0.3 million and $1.9 million of costs in the comparable periods of 2011. The fluctuation in the capitalization of our product development costs is primarily attributable to the timing of our Geneva product releases as Geneva 9.0 was released in the second quarter 2012 while Geneva 8.5 was released in the first quarter of 2011. The timing of the capitalization led to overall product development expense as a percentage of revenue to be flat at 18% during the second quarter of 2012 as compared to the second quarter of 2011. The increase in outside services reflects costs of developing an application for usage of our software on mobile devices.

General and Administrative

	Three Months Ended June 30			Six Months Ended June 30
	2012	2011	Change	2012	2011	Change

General and administrative (in thousands)	$9,198	$8,745	$453	$18,867	$17,829	$1,038
Percent of total net revenues	10%	11%		11%	11%

General and administrative expenses consist primarily of personnel costs for information technology, finance, administration, human resources, operations and general management, as well as legal and accounting expenses.

General and administrative expenses fluctuated due to the following (in thousands):

	Change From	Change From
	2011 to 2012	2011 to 2012
	QTD	YTD

Increased computers and telecom	$288	$459
Increased facilities	172	626
Increased depreciation	162	345
Decreased legal and professional fees	(429)	(510)
(Decreased) increased payroll and related costs	(96)	248
Various other items	356	(130)

Total change	$453	$1,038

The increase in total general and administrative expenses in absolute dollars during the three and six months ended June 30, 2012 was primarily due to the increase in computers and telecom, facilities, and depreciation costs. The increase in computers and telecom was due to equipment purchases for our Black Diamond personnel. The increase in facilities was primarily associated with additional rent expense related to a new office in Jacksonville for our Black Diamond personnel, and new offices in London and New Rochelle. Depreciation also increased due to leasehold improvement additions related to Black Diamond. These increases were partially offset by decreased legal and professional fees as no acquisition-related costs were incurred in the first half of 2012 as compared to costs for our acquisitions of Syncova and Black Diamond in February 2011 and June 2011, respectively. Additionally, payroll and related costs increased during the six months ended June 30, 2012 due to additional headcount from Syncova and Black Diamond. Payroll and related costs decreased during the three months ended June 30, 2012 as a result of a reduction in headcount which decreased slightly to 176 at June 30, 2012 from 179 at June 30, 2011.

Amortization of Other Intangibles

	Three Months Ended June 30			Six Months Ended June 30
	2012	2011	Change	2012	2011	Change
Amortization of other intangibles (in thousands)	$956	$571	$385	$1,912	$891	$1,021
Percent of total net revenues	1%	1%		1%	1%

Amortization of other intangibles represents amortization of non-technology related intangible assets. The increase during the three and six months ended June 30, 2012 resulted from increased amortization from intangible assets associated with Syncova and Black Diamond which we acquired in February 2011 and June 2011, respectively.

Restructuring Charges

	Three Months Ended June 30			Six Months Ended June 30
	2012	2011	Change	2012	2011	Change

Restructuring (benefit) charges (in thousands)	$(34)	$48	$(82)	$70	$74	$(4)
Percent of total net revenues	0%	0%		0%	0%

During the six months ended June 30, 2012 and 2011, we recorded restructuring charges of $70,000 and $74,000, respectively. Restructuring charges during the six months ended June 30, 2012 primarily represents a lease termination payment we incurred associated with a facility in Oslo, Norway, partially offset by a restructuring benefit to adjust facility exit assumptions upon exiting our restricted facility in San Francisco. Restructuring charges during the six months ended June 30, 2011 primarily relate to the present value amortization of facility exit obligations, partially offset by adjustments to other facility exit assumptions

For additional analysis of the components of the payments and charges made against the restructuring accrual during the six months ended June 30, 2012, see Note 12, “Restructuring Charges” to our condensed consolidated financial statements.

Interest and Other Income (Expense), Net

	Three Months Ended June 30			Six Months Ended June 30
	2012	2011	Change	2012	2011	Change
Interest and other income (expense), net (in thousands)	$(803)	$(53)	$(750)	$(975)	$(22)	$(953)
Percent of total net revenues	-1%	0%		-1%	0%

Interest and other income (expense), net consists of interest expense and income, realized gains and losses on investments and foreign currency gains and losses.

Interest and other income (expense), net fluctuated due to the following (in thousands):

	Change From	Change From
	2011 to 2012	2011 to 2012
	QTD	YTD

Increase in interest expense	$(510)	$(1,030)
Impact of foreign exchange	(236)	87
Various other items	(4)	(10)

Total change	$(750)	$(953)

The increase in interest expense during the three and six months ended June 30, 2012 resulted from debt issuance cost amortization and interest costs associated with the debt agreement that we entered into in November 2011. Foreign exchange losses increased during the three months ended June 30, 2012, as the US dollar strengthened against foreign currencies, resulting in a foreign exchange loss of $0.3 million compared to a foreign exchange loss of $0.1 million during the comparable period of 2011.

Provision for Income Taxes

	Three Months Ended June 30			Six Months Ended June 30
	2012	2011	Change	2012	2011	Change
Provision for income taxes (in thousands)	$4,063	$3,259	$804	$8,369	$6,913	$1,456
Effective tax rate	36%	32%		37%	32%

The increase in the effective tax rate during three and six months ended June 30, 2012 compared to the comparable periods of 2011 was primarily due to the expiration of the Federal Research Credit at the end of 2011.

We expect our annual effective tax rate for 2012 to be between 35% and 40%.

Discontinued Operation

	Three Months Ended June 30			Six Months Ended June 30
(in thousands)	2012	2011	Change	2012	2011	Change

Net revenues	$—	$—	$—	$—	$—	$—

Income (loss) from operation of discontinued operation applicable taxes of $162, $(16), $147 and $49 respectively)	$245	$(24)	$269	$222	$75	$147

Gain on disposal of discontinued operation (net of taxes of $0, $0, $0 and $1,279, respectively)	—	—	—	—	1,725	(1,725)

Net income (loss) from discontinued operation	$245	$(24)	$269	$222	$1,800	$(1,578)

During the three months ended June 30, 2012, we recorded a restructuring benefit of $0.4 million as we adjusted our sub-lease income assumptions as we amended the sub-lease agreement with one of our sub-tenants for our restructured facility in New York City.

In connection with the sale of our MicroEdge subsidiary in the fourth quarter of 2009, $3.0 million of the proceeds had been placed in escrow. As this $3.0 million was released from escrow and received by the Company in March 2011, our discontinued operation recorded a gain of $1.7 million in “net income from discontinued operation, net of applicable taxes” in the first half of 2011.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of our cash, cash equivalents and marketable securities (in thousands):

	June 30	December 31
	2012	2011

Cash and cash equivalents	$52,250	$65,525
Short-term and long-term marketable securities	$82,528	$70,825

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

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Six Months Ended June 30
	2012	2011

Net cash provided by operating activities from continuing operations	$28,518	$31,814
Net cash used in investing activities from continuing operations	$(18,046)	$(71,121)
Net cash used in financing activities from continuing operations	$(23,400)	$(4,423)
Net cash used in operating activities from discontinued operation	$(337)	$(26)
Net cash provided by investing activities from discontinued operation	$—	$3,004

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

Our cash provided by operating activities from continuing operations was $28.5 million during the six months ended June 30, 2012, compared to $31.8 million during the comparable period of 2011. This $3.3 million decrease was primarily due to slower cash collections of our accounts receivable, longer payment terms and delayed billings activity during the first half of 2012.

Our cash provided by operating activities from continuing operations of $28.5 million during the six months ended June 30, 2012 was primarily the result of our net income plus non-cash charges including stock-based compensation, and depreciation and amortization. Cash flows resulting from changes in assets and liabilities include a decrease in accounts receivable, accrued liabilities and deferred revenues. Days’ sales outstanding were 62 and 58 days during the first and second quarters of 2012, respectively, compared to 60 and 64 days in the first and second quarters of 2011. The decrease in deferred revenue primarily resulted from the ratable recognition of deferred term license, maintenance and other recurring revenues over their contract period during the six months ended June 30, 2012, and the release of deferred revenue associated with our term license implementations. The decrease in accrued liabilities reflects cash payments of fiscal 2011 liabilities including year-end bonuses, commissions, and payroll taxes. Other changes in assets and liabilities included an increase in prepaid and other assets, and income taxes payable.

Our cash provided by operating activities from continuing operations of $31.8 million for the six months ended June 30, 2011 was primarily the result of our net income plus non-cash charges including stock-based compensation, and depreciation and amortization. Cash flows resulting from changes in assets and liabilities include an increase in accounts receivable and deferred revenue and a decrease in accrued liabilities. Days’ sales outstanding were 60 and 64 days during the first and second quarters of 2011. The increase in deferred revenue reflected additional billings associated with recent bookings, maintenance renewals and the deferral of professional services revenue. The decrease in accrued liabilities reflected cash payments of fiscal 2010 liabilities including year-end bonuses, commissions, and payroll taxes. Other changes in assets and liabilities included an increase in accounts payable, and prepaid and other assets.

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

Cash Flows from Investing Activities for Continuing Operations

Net cash used in investing activities from continuing operations of $18.0 million for the six months ended June 30, 2012 reflects purchases of marketable securities of $72.3 million, capital expenditures of $3.7 million primarily related to purchases of software licenses and, to a lesser extent, the build-out of our new facilities in New Rochelle and Jacksonville, capitalized software development costs of $1.7 million and the final installment payment of $0.7 million related to our acquisition of East Circle, which we acquired in December 2006. These expenditures were offset by proceeds received from the sale and maturity of marketable securities of $60.3 million.

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

Cash Flows from Financing Activities for Continuing Operations

Net cash used in financing activities from continuing operations for the six months ended June 30, 2012 of $23.4 million reflects the repurchase of 1.0 million shares of our common stock for $26.1 million, debt repayments totaling $2.5 million and payments totaling $4.6 million to satisfy withholding taxes on equity awards that are net share settled. These financing cash outflows were partially offset by cash received from this issuance of common stock under our employee stock purchase plan (ESPP) of $3.4 million, the exercise of employee stock options of $3.3 million, and tax benefits relating to excess stock-based compensation deductions of $3.1 million, which represents the reduction in income taxes payable resulting from tax deductions from stock-based compensation.

Net cash used in financing activities from continuing operations for the six months ended June 30, 2011 of $4.4 million reflects the repurchase of 0.4 million shares of our common stock for $10.2 million and payments totaling $4.8 million to satisfy withholding taxes on equity awards that are net share settled. This was partially offset by cash received from the exercise of employee stock options of $4.6 million, proceeds from the issuance of common stock under our ESPP of $3.1 million and tax benefits relating to excess stock-based compensation deductions of $2.8 million.

Cash Flows from Operating Activities for Discontinued Operation

Net cash used in operating activities from discontinued operation of $0.3 million during the six months ended June 30, 2012 primarily reflects a decrease in accrued restructuring related to cash payments of its facility lease.

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

Cash Flows from Investing Activities for Discontinued Operation

Net cash provided by investing activities from discontinued operation of $3.0 million during the six months ended June 30, 2011 reflects cash received from the release of proceeds held in escrow in connection with the sale of MicroEdge on October 1, 2009.

Working Capital

At June 30, 2012, we had working capital of $22.3 million, compared to working capital of $12.0 million at December 31, 2011. The increase in our working capital at June 30, 2012 is primarily due to the generation of operating cash flow of $28.5 million and proceeds from employee stock option exercises and ESPP totaling $6.7 million during the six months ended June 30, 2012, partially offset by cash paid to repurchase common stock of $26.1 million.

Term Loan and Revolving Credit Facility

On November 30, 2011, Advent entered into a Credit Agreement (the “Credit Agreement”) by and among Advent, the lenders party thereto (the “Lenders”), U.S. Bank National Association, as documentation agent, Wells Fargo Bank, National Association, as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders (“Agent”).

The Credit Agreement provides for (i) a $50.0 million revolving credit facility, with a $25.0 million letter of credit sublimit and a $10.0 million swingline loan sublimit (the “Revolving Credit Facility”), (ii) a $50.0 million term loan facility (the “Term Loan A Facility”), and (iii) a $50.0 million delayed draw term loan facility (the “Delayed Draw Term Loan Facility” and, together with the Term Loan A Facility, the “Term Loan Facility”). Advent may request borrowings under the Revolving Credit Facility until November 30, 2016. Advent may request borrowings under the Delayed Draw Term Loan Facility until November 30, 2012.  The Credit Agreement also contains an increase option permitting Advent, subject to certain requirements, to arrange with the Lenders and/or new lenders for up to an aggregate of $50.0 million in additional commitments, which commitments may be for revolving loans or term loans. The proceeds of the loans made under the Credit Agreement may be used for general corporate purposes.  On November 30, 2011, Advent borrowed $50.0 million of term loans under the Term Loan A Facility of which $2.5 million was repaid during the six months ended June 30, 2012. At June 30, 2012, we had a total debt balance of $47.5 million and were in compliance with all associated covenants.

Common Stock Repurchases

In May 2010, Advent’s Board authorized the repurchase of up to 2.0 million shares of the Company’s common stock. In October 2011, Advent’s Board authorized the repurchase of up to an additional 2.0 million shares of the Company’s common stock. The following table provides a summary of the quarterly repurchase activity during the six months ended June 30, 2012 under the stock repurchase program approved by the Board in October 2008 and May 2010 (in thousands, except per share data):

	Total		Average
	Number		Price
	of Shares		Paid
	Purchased	Cost	Per Share

Q1 2012	268	$6,788	$25.38
Q2 2012	745	19,337	25.96

Total	1,013	$26,125	$25.81

At June 30, 2012, there remained approximately 1.0 million shares authorized by the Board for repurchase.

Off-Balance Sheet Arrangements and Contractual Obligations

The following table summarizes our contractual cash obligations as of June 30, 2012 (in thousands):

	Six
	Months Ended
	December 31	Years Ended December 31
	2012	2013	2014	2015	2016	Thereafter	Total
Operating lease obligations, net of sub-lease income	$4,435	$8,915	$9,548	$9,522	$8,068	$27,194	$67,682
Debt	2,500	5,000	5,000	5,000	30,000	—	47,500
Total	$6,935	$13,915	$14,548	$14,522	$38,068	$27,194	$115,182

On October 1, 2009, we completed the sale of our MicroEdge subsidiary. See Note 6, “Discontinued Operation”, to the consolidated financial statements for a description of the principal terms of the divestiture. With the exception of the MicroEdge facilities in New York City, the leases related to MicroEdge have been transferred to the purchaser.

In connection with the sale of MicroEdge, the Company entered into a sub-lease agreement with Microedge LLC, whereby Microedge LLC will sub-lease approximately 24,000 square feet of the 29,000 square feet of office space located at 619 West 54th Street in New York, New York from the Company. Under the sub-lease agreement, the purchaser contracted to sub-lease the premises for two years with the option to extend the sub-lease term through the end of the lease term in 2018. The sub-lease agreement became effective upon the close of sale of MicroEdge on October 1, 2009. The sub-lease agreement was amended during the first quarter of 2011. Under the amended sub-lease agreement, the purchaser will sub-lease the premises through the end of the lease term, with an option to terminate in September 2013, subject to penalties. As of June 30, 2012, MicroEdge had operating lease commitments totaling $7.9 million, less estimated sublease income of $3.6 million, which are not reflected in the above table.

As of June 30, 2012, the principal outstanding under our Credit Agreement was $47.5 million, which is due in full no later than November 30, 2016.

At June 30, 2012 and December 31, 2011, we had a gross liability of $11.6 million and $11.1 million for uncertain tax positions. If recognized, the impact on our statement of operations would be to decrease our income tax expense and increase our net income by $9.5 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of the federal tax benefit of state income tax items. Since almost all of this liability relates to reserves against deferred tax assets that we do not expect to utilize in the short term, we cannot estimate the timing of potential future cash settlements and have not included any estimates in the table of contractual cash obligations above. Our cash payments for federal income taxes will continue to be 10% or less of taxable income through 2012 as we have significant net operating losses and tax credit carryforwards to utilize.

At June 30, 2012 and December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Other Liquidity and Capital Resources Considerations

As noted above, we expect our cash payments for federal income taxes to be at 10% or less of taxable income in 2012 as we utilize net operating losses and tax credit carryforwards against current income taxes. Beyond 2012, we expect cash payments for federal income taxes to be between 20% and 25% of taxable income as we near the end of our net operating losses carryforwards and utilize tax credits to reduce our cash taxes down to the alternative minimum tax (AMT) rate of 20%.

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

The Company has reviewed its needs in the United States for possible repatriation of undistributed earnings or cash of its foreign subsidiaries. The Company presently intends to continue to invest indefinitely all earnings and cash outside of the United States of all foreign subsidiaries to fund foreign investments or meet foreign working capital and property, plant and equipment requirements. At June 30, 2012, we had approximately $7.2 million of cash in our foreign subsidiaries.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Historically, much of our revenues and capital spending was transacted in US dollars. However, since the acquisitions of Advent Denmark, Advent Norway, Advent Sweden, Advent Netherlands, and Advent Europe’s remaining distributors in the United Kingdom and Switzerland, as well as the opening of our Asia Pacific offices, whose service and certain license revenues and capital spending are transacted in local country currencies, we have greater exposure to foreign currency fluctuations. Additionally as of June 30, 2012, $64.4 million of goodwill and intangibles from the acquisition of these entities are denominated in foreign currency. Therefore a hypothetical change of 10% in exchange rates could increase or decrease our assets and equity by approximately $6.4 million and could increase or decrease our consolidated results of operations or cash flows by approximately $0.7 million.

We maintain an investment portfolio of various holdings, types, and maturities. Our interest rate risk relates primarily to our investment portfolio, which consisted of $134.8 million in cash and cash equivalents, short-term marketable securities, and long-term marketable securities as of June 30, 2012. Our marketable securities are generally classified as available-for-sale and, consequently, are recorded on our condensed consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. At any time, a rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures.

The following table presents hypothetical changes in fair value of our marketable securities of $82.5 million at June 30, 2012. The market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 25 basis points (“BPS”), 50 BPS, and 100 BPS. For balances at June 30, 2012, the hypothetical fair values are as follows (in thousands, except percentages):

	Decrease in Interest Rates			Increase in Interest Rates
	-100 Basis Points	-50 Basis Points	-25 Basis Points	25 Basis Points	50 Basis Points	100 Basis Points
Total Fair Value	$82,950	$82,739	$82,633	$82,422	$82,316	$82,105
Change in Fair Value	$423	$211	$106	$(106)	$(211)	$(423)
% Change in Fair Value	0.51%	0.26%	0.13%	-0.13%	-0.26%	-0.51%

We had interest rate risk related to debt and associated interest expense under our Term Loan A Facility which is indexed to JPMorgan Chase Bank, N.A.’s prime rate or LIBOR. We estimate that a hypothetical plus or minus 100 BPS would increase or decrease our interest expense and cash flows by approximately $0.4 million on an annual basis, respectively.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(f) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective as of June 30, 2012 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to Advent’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting which were identified in connection with the evaluation required by Rule 13a-15(e) of the Exchange Act that occurred during the second quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, Advent’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

On July 13, 2012, the Delaware Chancery Court dismissed the lawsuit filed against Advent on March 8, 2005 by certain former shareholders of Kinexus Corporation and the shareholders’ representative (Kinexus Representative LLC, Morriss Holdings LLC, MIC III LLC, MIC V LLC, Berkeley Holdings and Doug Morriss). The complaint alleged that Advent breached the Agreement and Plan of Merger dated as of December 31, 2001 pursuant to which Advent acquired all of the outstanding shares of Kinexus due principally to the fact that no amount was paid by Advent on an earn-out of up to $115 million. The earn-out, which was payable in cash or stock at the election of Advent, was based upon Kinexus meeting certain revenue targets in both 2002 and 2003. Advent advised the shareholders’ representative in January 2003 that the earn-out terms had not been met in 2002 and accordingly no earn-out was payable for 2002 and would not be payable for 2003. On April 10, 2012, Advent filed a motion to dismiss, and on July 13, 2012, the Court granted Advent’s motion and dismissed the case. If Plaintiffs choose to appeal, they must do so by August 13, 2012. Management did not accrue any amounts for any potential loss related to this case.

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

Total recurring revenues, which we define as term license, maintenance from term and perpetual arrangements, other recurring revenue and Asset Under Administration (AUA) fees for certain perpetual arrangements, represented 90%, 89% and 89% of total net revenues during the first half of 2012, and fiscal years 2011 and 2010, respectively. We expect to continue to derive a significant portion of our revenue from our clients’ renewal of term license, perpetual maintenance and other recurring contracts and such renewals are critical to our future success. Some factors that may affect the renewal rate of our contracts include:

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

Most of our perpetual license customers have historically renewed their annual maintenance although our customers have no obligation to renew such maintenance after the first year of their license agreements. Our perpetual license maintenance revenues have been trending downward and decreased 4%, 3% and 2% during the first half of 2012, fiscal years 2011 and 2010, respectively. In addition, market downturns, such as the downturn beginning in the fall of 2008, and other factors have caused, and may in the future cause, some clients not to renew their maintenance; reduce their level of maintenance; not renew their term license contracts; or renew such term licenses for fewer products or users, all of which adversely affects our renewal rates and revenue from these customers. Our renewal rates are based on cash collections and are disclosed one quarter in arrears. Our reported quarterly renewal rate for perpetual maintenance and term license renewals may fluctuate. For example, our disclosed quarterly renewal rates during 2011 and 2010 were higher than the corresponding periods in 2009, but below those in 2008.  Decreases in renewal rates reflect reduced maintenance expenditures, reduced term license renewals, customer attrition, and reductions in products licensed or number of users by clients, as well as from slower payments received from renewal clients.

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

As a result of a lengthy and unpredictable sales cycle, we have limited ability to forecast the timing and amount of specific perpetual license sales, or term license, Advent OnDemand and Black Diamond sales which we report quarterly as annual contract value (ACV) bookings. The timing of large individual license sales is especially difficult to forecast, and we may not be successful in closing large license transactions on a timely basis or at all. Customers may postpone their purchases of our existing products or product enhancements in advance of the anticipated introduction of new products or product enhancements by us or our competitors. Accordingly, our level of ACV bookings in any particular period is subject to significant fluctuation. For example, during 2011, our ACV bookings increased by 6%, compared to 2010. During the second quarter of 2012, our ACV bookings decreased by 3% compared to the first quarter of 2012.

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

During the first half of 2012 and fiscal years 2011 and 2010, we recognized 90%, 89% and 89%, respectively, of total net revenues from recurring sources. We generally recognize revenue from these sources ratably over the terms of these agreements, which typically range from one to three years. As a result, almost all of our revenues in any quarter are generated from contracts entered into during previous periods.

Consequently, a significant decline in new business generated in any quarter may not materially affect our results of operations in that quarter but will have an impact on our revenue growth rate in future quarters. We also experience fluctuations and seasonality in our new business generated each quarter. For example, ACV in the second quarter of 2012 increased by 10% compared to ACV bookings in the comparable 2011 period and decreased by 3% compared to the first quarter of 2012. ACV for fiscal 2011 increased 6%

compared to fiscal 2010. Additionally, a decline in renewals of term agreements, maintenance or data and other subscription contracts during a quarter will not be fully reflected in our financial performance in that quarter. For example, because we recognize revenue ratably, the non-renewal of term agreements or maintenance contracts late in a quarter may have very little impact on revenue for that quarter, but will reduce revenue in future quarters. In addition, we may be unable to adjust our costs in response to reduced revenue.

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

The market for investment management software systems has been and may in the future be negatively affected by a number of factors, including reductions in capital expenditures by customers and volatile performance of major financial markets. For example, U.S. and European economies continued to show signs of weakening during the second quarter of 2012 due to the growing uncertainty about the fate of the eurozone and continued weakness in US labor markets. With this volatile environment and general uncertainty as a backdrop, our customers became cautious and slowed buying decisions which elongated some sales and cash collection cycles. Also, our new contract bookings, renewal rates and cash collections was lower than expected during the first half of 2012, especially in Europe and the Middle East, and may continue for the rest of 2012. Market conditions have also impacted our performance in the past.  For example, macroeconomic concerns in 2011, such as the Euro-zone default risk and US debt ceiling debate, resulted in a cautious buying environment and elongated sales cycles in some instances. Also, during the fall of 2008 through 2010, we experienced some clients and prospects delaying or cancelling additional license purchases, while others went out of business, reduced personnel, or were acquired. The target clients for our products include a range of financial services organizations that manage investment portfolios. The success of many of our clients is intrinsically linked to the health of the financial markets. The demand for our solutions has been and continues to be disproportionately affected by fluctuations, disruptions, instability and downturns in the economy and financial services industry, which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products.

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

We also must continue to introduce new products and product enhancements. The market for our products is characterized by rapid technological change, changes in customer demands, evolving industry standards and new regulatory requirements. New products based on recent technologies or new industry standards can render existing products obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop or acquire new products and product enhancements that address the needs of our target markets and respond to their changing standards and practices. We continue to release numerous products and product upgrades and we believe our future success depends on continuing such releases. Additionally, in October 2008, we acquired Tamale Software which enables us to offer a new product in the nascent research management field and in March 2010, Advent Norway AS acquired Goya AS to allow us to provide transfer agency-related solutions to mutual fund managers and mutual fund distributors. In addition, in February 2011, Advent Software, Inc. acquired Syncova Solutions, Ltd., a United Kingdom-based company that provides margin management and debt finance reconciliation and optimization software and in June 2011, we acquired Black Diamond, a Florida-based company that provides a web-based, outsourced portfolio management and reporting platforms for investment advisors. However, it is too early to know whether these products will meet anticipated sales or will be broadly accepted in the market, whether a market will develop as expected for these new products or whether we will continue to introduce more products.

We may not be successful in developing, introducing, marketing and licensing our new products or product enhancements on a timely and cost effective basis, or at all, and our new products and product enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. Delays in the commencement of commercial shipments of new products or enhancements or delays in client implementations or migrations may result in client dissatisfaction and delay or loss of product revenues. Additionally, existing clients may be reluctant to go through the process of migrating from our Axys product to our Advent Portfolio Exchange (APX) product, which may slow the migration of our customer base to APX. In addition, clients may delay purchases in anticipation of new products or product enhancements. Our ability to develop new products and product enhancements is also dependent upon the products of other software vendors, including certain system software vendors, such as Microsoft Corporation, database vendors and development tool vendors. If the products of such vendors have design defects or flaws, are unexpectedly delayed in their introduction, are unavailable on acceptable terms, or the vendors exit the business, our business could be seriously harmed.

We depend heavily on our Geneva®, Advent Portfolio Exchange®, Axys® and Moxy® products.

We derive a majority of our net revenues from the license and maintenance revenues from our Geneva, Advent Portfolio Exchange (APX), Axys and Moxy products. In addition, Moxy and many of our applications, such as Partner and various data services, have been designed to provide an integrated solution with Geneva, APX and Axys. As a result, we believe that for the foreseeable future a majority of our net revenues will depend upon continued market acceptance of Geneva, APX, Axys and Moxy, and upgrades to those products.

Our operating results may fluctuate significantly.

Revenues from recurring sources have grown to 90% in the first half of 2012 from 89% in both 2010 and 2011, respectively. During the first half of 2012, term license revenues comprised approximately 49% of recurring revenues as compared to approximately 46% and 43% in fiscal years 2011 and 2010, respectively. Term license contracts are comprised of both software licenses and maintenance services.

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

Subsequently in fiscal years 2010, 2011 and during the first quarter of 2012, we returned to our prior trend of net term license revenue deferral, but in the second quarter of 2012 we reverted to a net recognition of revenue of $1.6 million for the quarter. In future periods, our revenues related to completed implementations may vary depending on the number of projects that reach substantial completion during the quarter. Term license revenue for the remaining contract years and the remaining deferred professional services revenue and related expenses are recognized ratably over the remaining contract length. The term license component of the deferred revenue balance will increase or decrease in the future depending on the amount of new term license bookings relative to the number of implementations that reach substantial completion in a particular quarter. Although our substantial revenue from recurring sources under our term license model provides us with longer term stability and more visibility in the short term, our quarterly net revenues and operating results may still fluctuate significantly depending on these and other factors. Our expense levels are relatively fixed in the short-term. Due to the fixed nature of these expenses, combined with the relatively high gross margin historically achieved on our products, an unanticipated decline in net revenues in any particular quarter may adversely affect our operating results.

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

In recent years, Advent has periodically entered into contracts relating to our subscription, data management revenue streams and outsourced services with contract values that are substantially larger than we have customarily entered into in the past, including our agreement with TIAA-CREF which is due to expire in 2013. We do not know whether we will be able to continue to sign large recurring revenue contracts of this nature or if such clients will renew their contracts at similar rates and terms, if at all. For example, TIAA-CREF has notified Advent that it does not wish its agreement with Advent to automatically renew under the current terms, but TIAA-CREF has indicated its interest in continuing the service under different terms. In addition, some of these agreements are subject to milestones, acceptance and penalties and there is no assurance that these agreements will be fully implemented. We also have revenue sharing agreements with other companies that provide revenue to Advent for our clients’ use of those companies’ services and products. Our operating results could be adversely impacted if these agreements are not fully implemented, terminated or not renewed, or if we are unable to continue to generate similar opportunities and enter similar or larger sized contracts in the future.

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

We market and sell our products in the United States and, to a growing extent, internationally. Revenues derived from international sales comprised 17%, 18% and 15% of our total revenues in the first half of 2012, and fiscal years 2011 and 2010, respectively. We have international subsidiaries in Hong Kong, China, Singapore, Denmark, Netherlands, Norway, Sweden, Switzerland, England, and in the United Arab Emirates.

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

Our cash equivalent and short-term investment portfolio as of June 30, 2012 and December 31, 2011 consisted of US government, foreign government and commercial debt securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of adverse financial market conditions, investments in some financial instruments may pose risks arising from recent market liquidity and credit concerns. As of June 30, 2012 and December 31, 2011, we had no impairment charges associated with our short-term investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain materially unimpaired. In addition, the decrease in interest rates has materially decreased the interest income we receive on our investments.

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

Our founder and the chairman of our board of directors own or control, indirectly or directly, a substantial number of shares of our common stock (approximately 6% and 31%, respectively, as of July 31, 2012). As a result, if these parties were to act together, they would have the ability to exert significant influence on matters submitted to our stockholders for approval, such as the election or removal of directors, amendments to our certificate of incorporation or the approval of a business combination. These actions may be taken even if they are opposed by other stockholders or it may be difficult to approve these actions without their consent. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

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

In July 2006, the SEC published an Interpretive Release that provides guidance on money managers’ use of client commissions to pay for brokerage and research services under the safe harbor set forth in Section 28€ of the Securities Exchange Act of 1934. The Interpretive Release clarifies that money managers may use client commissions (“soft dollars”) to pay only for eligible brokerage and research services. Among other matters, the Interpretive Release states that eligible brokerage includes those products and services that relate to the execution of the trade from the point at which the money manager communicates with the broker-dealer for the purpose of transmitting an order for execution, through the point at which funds or securities are delivered or credited to the advised account. In addition, for potentially “mixed-use” items (such as trade order management systems) that are partly eligible and partly ineligible, the Interpretive Release states that money managers must make a reasonable allocation of client commissions in accordance with the eligible and ineligible uses of the items. Based on this guidance, our customers may change their method of paying all or a portion of certain Advent products or services from soft to hard dollars, and as a result reduce their usage of these products or services in order to avoid increasing expenses, which could cause our revenues to decrease.

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

In May 2010, Advent’s Board authorized the repurchase of up to 2.0 million shares of the Company’s common stock. In October 24, 2011, Advent’s Board authorized the repurchase of up to an additional 2.0 million shares of the Company’s common stock. During the second quarter of 2012, the Company repurchased 0.7 million shares of its common stock for an average price per share of $25.96. At June 30, 2012, there remained approximately 1.0 million shares authorized by the Board for repurchase. The following table provides a month-to-month summary of the repurchase activity under the stock repurchase program approved by the Board in October 2011 during the three months ended June 30, 2012:

			Maximum
	Total	Average	Number of Shares That
	Number	Price	May Yet Be Purchased
	of Shares	Paid	Under Our Share
	Purchased	Per Share	Repurchase Programs
	(shares in thousands)

April 2012	320	$25.42	1,457
May 2012	161	$26.81	1,296
June 2012	264	$26.11	1,032

Total	745	$25.96	1,032

We withheld shares through net share settlements during the three months ended June 30, 2012. The following table provides a month-to-month summary of the purchase activity upon the employee vesting of restricted stock units and the exercise of stock-settled stock appreciation rights under our equity compensation plan to satisfy tax and exercise withholding obligations during the three months ended June 30, 2012 (in thousands, except per share data):

	Total		Maximum Number
	Number	Average	of Shares that May
	of Shares	Price Per	Yet Be Purchased
Month	Purchased (1)	Share	Under the Plan

April	9	$25.10	—
May	129	$26.81	—
June	8	$26.61	—

Total	146	$26.70	—

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

Index to exhibits

31.1               Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2               Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1               Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2               Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101                  The following materials from the Advent Software, Inc. Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVENT SOFTWARE, INC.

Dated: August 8, 2012	By:	/s/ James S. Cox
James S. Cox
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)