Form 10-Q
period 2012-09-30
ADVENT SOFTWARE INC /DE/
filed 2012-11-08
CIK 1002225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2012

or

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

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2012 was 50,194,999.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30	December 31
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$50,682	$65,525
Short-term marketable securities	92,776	69,908
Accounts receivable, net	53,775	62,125
Deferred taxes, current	16,306	16,294
Prepaid expenses and other	23,299	23,660
Total current assets	236,838	237,512
Property and equipment, net	39,263	42,301
Goodwill	206,335	204,621
Other intangibles, net	41,523	49,521
Long-term marketable securities	—	917
Deferred taxes, long-term	26,389	30,751
Other assets	12,574	15,927
Noncurrent assets of discontinued operation	2,006	2,006

Total assets	$564,928	$583,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,492	$10,558
Accrued liabilities	31,787	40,029
Deferred revenues	154,201	166,945
Income taxes payable	5,303	2,972
Short-term debt	5,000	5,000
Current liabilities of discontinued operation	591	488
Total current liabilities	205,374	225,992
Deferred revenue, long-term	8,183	7,926
Long-term debt	41,250	45,000
Other long-term liabilities	17,049	16,944
Noncurrent liabilities of discontinued operation	3,704	4,633

Total liabilities	275,560	300,495

Commitments and contingencies (See Note 13)

Stockholders’ equity:
Common stock	502	510
Additional paid-in capital	441,721	429,734
Accumulated deficit	(162,243)	(154,053)
Accumulated other comprehensive income	9,388	6,870
Total stockholders’ equity	289,368	283,061

Total liabilities and stockholders’ equity	$564,928	$583,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Net revenues:
Recurring revenues	$81,090	$74,951	$240,752	$213,726
Non-recurring revenues	9,084	9,615	26,050	26,237

Total net revenues	90,174	84,566	266,802	239,963

Cost of revenues:
Recurring revenues	17,216	15,727	51,962	45,618
Non-recurring revenues	13,011	12,520	33,615	29,670
Amortization of developed technology	2,586	2,588	7,700	6,265

Total cost of revenues	32,813	30,835	93,277	81,553

Gross margin	57,361	53,731	173,525	158,410

Operating expenses:
Sales and marketing	17,965	18,444	56,122	55,311
Product development	17,077	14,387	50,377	41,496
General and administrative	8,752	9,307	27,619	27,136
Amortization of other intangibles	955	960	2,867	1,851
Restructuring (benefit) charges	(17)	57	53	131

Total operating expenses	44,732	43,155	137,038	125,925

Income from continuing operations	12,629	10,576	36,487	32,485

Interest and other income (expense), net	(130)	(815)	(1,105)	(837)

Income from continuing operations before income taxes	12,499	9,761	35,382	31,648
Provision for income taxes	4,812	2,935	13,181	9,848

Net income from continuing operations	$7,687	$6,826	$22,201	$21,800

Discontinued operation:
Net income (loss) from discontinued operation (net of applicable taxes of $(13), $(17), $134, and $1,311, respectively)	11	(27)	233	1,773

Net income	$7,698	$6,799	$22,434	$23,573

Basic net income (loss) per share:
Continuing operations	$0.15	$0.13	$0.44	$0.42
Discontinued operation	0.00	(0.00)	0.00	0.03
Total operations	$0.15	$0.13	$0.44	$0.45

Diluted net income (loss) per share:
Continuing operations	$0.15	$0.13	$0.42	$0.40
Discontinued operation	0.00	(0.00)	0.00	0.03
Total operations	$0.15	$0.13	$0.43	$0.43

Weighted average shares used to compute net income (loss) per share:
Basic	50,401	51,625	50,722	52,114
Diluted	52,248	53,625	52,764	54,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

Net income per share is based on actual calculated values and totals may not sum due to rounding.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Net income	$7,698	$6,799	$22,434	$23,573

Other comprehensive income (loss), net of taxes

Foreign currency translation	3,033	(2,818)	2,496	344
Unrealized (loss) gain on marketable securities (net of applicable taxes (benefit) of $18, $(10), $7 and $(3), respectively)	38	(21)	22	(7)
Total other comprehensive income (loss), net of taxes	3,071	(2,839)	2,518	337

Comprehensive income	$10,769	$3,960	$24,952	$23,910

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30
	2012	2011
Cash flows from operating activities:
Net income	$22,434	$23,573
Adjustment to net income for discontinued operation	(233)	(1,773)
Net income from continuing operations	22,201	21,800

Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Stock-based compensation	15,344	14,167
Excess tax benefit from stock-based compensation	(4,693)	(4,195)
Depreciation and amortization	19,372	16,254
Amortization of debt issuance costs	285	—
Provision for doubtful accounts	209	159
Provision for (reduction of) sales returns	1,019	(212)
Non-cash impairment loss	—	500
Deferred income taxes	4,043	(395)
Other	(521)	39
Effect of statement of operations adjustments	35,058	26,317
Changes in operating assets and liabilities:
Accounts receivable	8,062	(4,669)
Prepaid and other assets	4,137	(1,141)
Accounts payable	(2,066)	3,261
Accrued liabilities	(7,137)	(4,552)
Deferred revenues	(13,506)	5,987
Income taxes payable	7,024	8,607
Effect of changes in operating assets and liabilities	(3,486)	7,493

Net cash provided by operating activities from continuing operations	53,773	55,610

Cash flows from investing activities:
Cash used in acquisitions, net of cash acquired	(700)	(97,092)
Purchases of property and equipment	(5,383)	(7,679)
Capitalized software development costs	(1,942)	(2,280)
Purchases of marketable securities	(91,926)	(38,907)
Sales and maturities of marketable securities	69,600	85,432

Net cash used in investing activities from continuing operations	(30,351)	(60,526)

Cash flows from financing activities:
Proceeds from common stock issued from exercises of stock options	4,211	5,482
Withholding taxes related to equity award net share settlement	(5,257)	(5,111)
Proceeds from common stock issued under the employee stock purchase plan	3,448	3,146
Repurchase of common stock	(41,275)	(51,582)
Repayment of debt	(3,750)	—
Excess tax benefits from stock-based compensation	4,693	4,195

Net cash used in financing activities from continuing operations	(37,930)	(43,870)

Net cash transferred (to) from discontinued operation	(593)	2,954

Effect of exchange rate changes on cash and cash equivalents	258	215

Net change in cash and cash equivalents from continuing operations	(14,843)	(45,617)
Cash and cash equivalents of continuing operations at beginning of period	65,525	81,948

Cash and cash equivalents of continuing operations at end of period	$50,682	$36,331

Supplemental disclosure of cash flow information
Cash flows from discontinued operation:
Net cash used in operating activities	$(593)	$(50)
Net cash provided by investing activities	—	3,004
Net cash transferred from (to) continuing operations	593	(2,954)
Net change in cash and cash equivalents from discontinued operations	—	—
Cash and cash equivalents of discontinued operation at beginning of period	—	—
Cash and cash equivalents of discontinued operation at end of period	$—	$—

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

Note 2—Recent Accounting Pronouncements

With the exception of the below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2012, as compared to the recent accounting pronouncements described in Advent’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that are of significance, or potential significance, to the Company.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross and net information about these instruments. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”), which defers indefinitely the provision within ASU 2011-05 requiring entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the income statement and the statement in which other comprehensive income is presented.  ASU 2011-12 does not change the other provisions instituted within ASU 2011-05.  The Company adopted the provisions of ASU 2011-05 and ASU 2011-12 on January 1, 2012, and the adoption did not have a material impact on the accompanying condensed consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 gives an entity the option to assess qualitative factors to determine whether or not an indefinite-lived intangible asset is impaired. If an entity believes, as a result of its qualitative assessment, that it is not more likely than not that the asset is impaired, then the entity is not required to take further action. Otherwise, the entity must perform the quantitative impairment test to determine the fair value of the asset. The Company elected to early adopt ASU 2012-02 at the beginning of its fourth quarter of 2012 on a prospective basis. The adoption of this ASU is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Note 3—Cash Equivalents and Marketable Securities

At September 30, 2012, cash equivalents and marketable securities primarily consisted of money market mutual funds, US government and US Government Sponsored Entities (GSE’s), foreign government debt securities and high credit quality corporate debt securities. The Company’s marketable securities are classified as available-for-sale, with long-term investments, if applicable, having a maturity date greater than one year from the date of the balance sheet.

At September 30, 2012, marketable securities that will mature within one year are summarized as follows (in thousands):

			Gross	Gross
			Unrealized	Unrealized
		Gross	Losses	Losses
	Amortized	Unrealized	Less than	12 Months	Aggregate
Balance at September 30, 2012	Cost	Gains	12 Months	or Longer	Fair Value

Corporate debt securities	$70,337	$14	$(4)	$—	$70,347
US government debt securities	20,018	6	—	—	20,024
Foreign government debt securities	2,406	—	(1)	—	2,405
Total	$92,761	$20	$(5)	$—	$92,776

At December 31, 2011, marketable securities are summarized as follows (in thousands):

			Gross	Gross
			Unrealized	Unrealized
		Gross	Losses	Losses
	Amortized	Unrealized	Less than	12 Months	Aggregate
Balance at December 31, 2011	Cost	Gains	12 Months	or Longer	Fair Value

Corporate debt securities	$52,606	$10	$(11)	$—	$52,605
US government debt securities	11,318	5	—	—	11,323
Foreign government debt securities	6,914	—	(17)	—	6,897
Total	$70,838	$15	$(28)	$—	$70,825

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

For fixed income securities that have unrealized losses as of September 30, 2012, the Company has determined that (i) it does not have the intent to sell any of these investments prior to maturity and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, the Company has evaluated these fixed income securities and has determined that no credit losses exist. As of September 30, 2012, all securities in an unrealized loss position have been in an unrealized loss position for less than one year. The Company’s management has determined that the unrealized losses on its fixed income securities as of September 30, 2012 were temporary in nature. Unrealized gains and losses are a component of “Accumulated other comprehensive income” on the accompanying condensed consolidated balance sheets.

During the nine months ended September 30, 2012 and 2011, $69.6 million and $85.4 million, respectively, of marketable securities were sold or matured, which did not have any associated material gross realized gains or losses.

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

Non-designated Hedges

The Company uses foreign currency forward contracts to hedge a portion of the balances denominated in Euro, Swedish Krona, British Pounds, South African Rand and Norwegian Kroner. These derivative instruments are not designated as hedging instruments. The Company recognizes gains and losses on these contracts, as well as related costs, in “Interest and other income (expense), net” on the accompanying condensed consolidated statements of operations along with the gains and losses of the related hedged items. The Company records the fair value of derivative instruments as either “Prepaid expenses and other” or “Accrued liabilities” on the accompanying condensed consolidated balance sheets based on current market rates.

At September 30, 2012 and December 31, 2011, net derivative assets associated with forward contracts of approximately $0 and $25,000, respectively, were included in “Prepaid expenses and other.” Derivative financial instruments had no effect on the condensed consolidated statements of operations for the nine months ended September 30, 2012 and decreased foreign exchange gains and losses by approximately $64,000 for the nine months ended September 30, 2011, which reflects both realized and unrealized gains (losses) related to the derivative financial instruments.

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

Syncova Solutions Ltd (“Syncova”)

On February 28, 2011, Advent acquired all the outstanding shares of Syncova, a privately held, United Kingdom-based company, which now operates as a wholly-owned subsidiary of the Company. Syncova provides margin management and financing software to hedge funds and prime brokers. Syncova’s solutions enable hedge funds and prime brokers to calculate expected margin, reconcile and control differences. Syncova’s product offerings will be a part of Advent’s solution for the alternative and high end asset management markets. The total purchase price of $24.6 million, net of cash acquired of $0.8 million, was paid in cash.  Of the total purchase price, the equivalent of $4.9 million was placed into escrow subject to claims through February 2013. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company’s consolidated results of operations.

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

As part of the disposition, certain assets and obligations of the Company’s discontinued operation were excluded from the sale and are reflected on the Company’s balance sheet as noncurrent assets and noncurrent liabilities of discontinued operation as of September 30, 2012 and December 31, 2011. Assets excluded from the sale include cash and deferred tax assets. Liabilities excluded from the sale include sales tax and other tax-related obligations, future payments related to a two year service and maintenance agreement, and continuing lease obligations included as part of the restructuring noted below.

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

The following table sets forth an analysis of the components of the restructuring charges related to the Company’s discontinued operation and the payments and non-cash charges made against the accrual during the nine months ended September 30, 2012 (in thousands):

Facility Exit
Costs

Balance of restructuring accrual at December 31, 2011	$5,034
Net restructuring benefit	(458)
Cash payments	(570)
Accretion of prior restructuring costs	118

Balance of restructuring accrual at September 30, 2012	$4,124

Net revenues and net income (loss) from the Company’s discontinued operation were as follows for the following periods (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Net revenues	$—	$—	$—	$—

Income (loss) from operation of discontinued operation (net of applicable taxes of $(13), $(17), $134 and $32 respectively)	$11	$(27)	233	48

Gain on disposal of discontinued operation (net of applicable taxes of $0, $0, $0 and $1,279, respectively)	—	—	—	1,725

Net income (loss) from discontinued operation	$11	$(27)	$233	$1,773

The following table sets forth the assets and liabilities of the MicroEdge discontinued operation included in the accompanying condensed consolidated balance sheets of the Company (in thousands):

	September 30	December 31
	2012	2011

Assets:
Deferred taxes, long-term	$2,006	$2,006
Total noncurrent assets of discontinued operation	$2,006	$2,006

Liabilities:
Total current liabilities of discontinued operation	$591	$488

Accrued restructuring, long-term portion	$3,704	$4,633
Total noncurrent liabilities of discontinued operation	$3,704	$4,633

Note 7—Stock-Based Compensation

Equity Award Activity

The Company’s stock option and stock appreciation right (“SAR”) activity for the nine months ended September 30, 2012 was as follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Life	Value
	(in thousands)	Price	(in years)	(in thousands)

Outstanding at December 31, 2011	7,086	$18.03
Options & SARs granted	1,278	$26.71
Options & SARs exercised	(826)	$16.11
Options & SARs canceled	(242)	$22.70
Outstanding at September 30, 2012	7,296	$19.62	6.07	$41,914
Exercisable at September 30, 2012	4,506	$16.17	4.46	$38,962

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $24.57 as of September 30, 2012 for options and SARs that were in-the-money as of that date.

The weighted average grant date fair value of options and SARs granted, total intrinsic value of options and SARs exercised and cash received from options exercised during the nine months ended September 30, 2012 and 2011 were as follows (in thousands, except weighted average grant date fair value):

	Nine Months Ended September 30
	2012	2011
Options and SARs
Weighted average grant date fair value	$9.39	$9.34
Total intrinsic value of awards exercised	$8,729	$10,243

Options
Cash received from exercises	$4,211	$5,482

The Company settles exercised stock options and SARs with newly issued common shares.

The Company’s restricted stock unit (“RSU”) activity for the nine months ended September 30, 2012 was as follows:

		Weighted
	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value
Outstanding and unvested at December 31, 2011	1,253	$16.51
RSUs granted	425	$26.68
RSUs vested	(381)	$21.50
RSUs canceled	(72)	$23.44
Outstanding and unvested at September 30, 2012	1,225	$18.08

The weighted average grant date fair value was determined based on the closing market price of the Company’s common stock on the date of the award. The aggregate intrinsic value of RSUs outstanding at September 30, 2012 was $30.1 million, using the Company’s closing stock price of $24.57 per share as of September 30, 2012.

Stock-Based Compensation Expense

Stock-based compensation expense recognized on the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Statement of operations classification
Cost of recurring revenues	$615	$528	$1,810	$1,535
Cost of non-recurring revenues	331	381	926	973
Total cost of revenues	946	909	2,736	2,508

Sales and marketing	1,877	1,757	5,263	4,726
Product development	1,440	1,377	4,338	3,798
General and administrative	1,108	1,022	3,007	3,135
Total operating expenses	4,425	4,156	12,608	11,659

Total stock-based compensation expense	5,371	5,065	15,344	14,167

Tax effect on stock-based compensation expense	(2,154)	(1,945)	(5,983)	(5,621)

Effect on net income from continuing operations, net of tax	$3,217	$3,120	$9,361	$8,546

Advent capitalized stock-based compensation expense of $0.2 million during each of the nine months ended September 30, 2012 and 2011, associated with the Company’s software development, internal-use software and professional services implementation projects.

As of September 30, 2012, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimated forfeitures, was $38.0 million and is expected to be recognized through the remaining vesting period of each grant, with a weighted average remaining period of 2.4 years.

Valuation Assumptions

Advent uses the Black-Scholes option pricing model and the straight-line attribution approach to determine the fair value of stock options, SARs and employee stock purchase plan shares. The fair value of RSUs is equal to the Company’s closing stock price on the date of grant.

The following Black-Scholes option pricing model assumptions were used to estimate the fair value of equity awards granted in the respective periods:

	Three Months Ended September 30		Nine Months Ended September 30
Stock Options & SARs	2012	2011	2012	2011
Expected volatility	39.6% - 42.9%	36.0% - 42.4%	38.4% - 42.9%	36.0% - 42.4%
Expected life (in years)	5.14	4.95	4.02 - 5.14	4.91 - 4.95
Risk-free interest rate	0.7% - 0.8%	0.9% - 1.5%	0.6% - 1.2%	0.9% - 2.4%
Expected dividends	None	None	None	None

Employee Stock Purchase Plan
Expected volatility	31.0%	28.6%	31.0% - 48.3%	28.6% - 28.8%
Expected life (in months)	6	6	6	6
Risk-free interest rate	0.1%	0.1%	0.1%	0.1% - 0.2%
Expected dividends	None	None	None	None

The expected stock price volatility was determined based on an equally weighted average of historical and implied volatility of the Company’s common stock. Advent believes that a blend of historical and implied volatility is more reflective of the market conditions and is a better indicator of expected volatility than using purely historical volatility. The expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate was based on the US Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The dividend yield assumption is based on the Company’s history of not paying dividends and the resultant future expectation of no dividend payouts.

Note 8—Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income by the sum of weighted average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period, excluding the effect of any anti-dilutive securities. Potential common shares consist of the shares issuable upon the exercise of stock options and SARs, the vesting of restricted stock awards and from withholdings associated with the Company’s employee stock purchase plan. Potential common shares are reflected in diluted net income per share by application of the treasury stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share for continuing operations and the Company’s discontinued operation (in thousands, except per-share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Numerator:
Net income (loss):
Continuing operations	$7,687	$6,826	$22,201	$21,800
Discontinued operation	11	(27)	233	1,773

Total operations	$7,698	$6,799	$22,434	$23,573

Denominator:
Denominator for basic net income (loss) per share-weighted average shares outstanding	50,401	51,625	50,722	52,114

Dilutive common equivalent shares:
Employee stock options and other	1,847	2,000	2,042	2,476

Denominator for diluted net income (loss) per share-weighted average shares outstanding, assuming exercise of potential dilutive common equivalent shares	52,248	53,625	52,764	54,590

Net income (loss) per share (1):
Basic:
Continuing operations	$0.15	$0.13	$0.44	$0.42
Discontinued operation	0.00	(0.00)	0.00	0.03

Total operations	$0.15	$0.13	$0.44	$0.45

Diluted:
Continuing operations	$0.15	$0.13	$0.42	$0.40
Discontinued operation	0.00	(0.00)	0.00	0.03

Total operations	$0.15	$0.13	$0.43	$0.43

(1) Net income (loss) per share is based on actual calculated values and totals may not sum due to rounding.

Weighted average stock options, SARs and RSUs of approximately 3.9 million and 2.5 million for the three and nine months ended September 30, 2012, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. Similarly, weighted average stock options, SARs and RSUs of approximately 3.7 million and 2.0 million for the three and nine months ended September 30, 2011, respectively, were excluded from the calculation of diluted net income per share.

Note 9—Goodwill

The changes in the carrying value of goodwill for the nine months ended September 30, 2012 were as follows (in thousands):

Goodwill

Balance at December 31, 2011	$204,621
Additions	78
Translation adjustments	1,636

Balance at September 30, 2012	$206,335

Foreign currency translation adjustments totaling $1.6 million reflect the general weakening of the US dollar versus the Pound Sterling and other European currencies during the nine months ended September 30, 2012.

Note 10—Other Intangibles

The following is a summary of other intangibles as of September 30, 2012 (in thousands):

	Weighted
	Average
	Amortization	Other		Other
	Period	Intangibles,	Accumulated	Intangibles,
	(Years)	Gross	Amortization	Net

Purchased technologies	5.1	$50,498	$(29,882)	$20,616
Product development costs	3.0	18,236	(14,286)	3,950

Developed technology sub-total		68,734	(44,168)	24,566

Customer relationships	6.4	40,887	(26,170)	14,717
Other intangibles	4.1	4,641	(2,401)	2,240

Other intangibles sub-total		45,528	(28,571)	16,957

Balance at September 30, 2012		$114,262	$(72,739)	$41,523

The following is a summary of other intangibles as of December 31, 2011 (in thousands):

	Weighted
	Average
	Amortization	Other		Other
	Period	Intangibles,	Accumulated	Intangibles,
	(Years)	Gross	Amortization	Net

Purchased technologies	5.1	$50,661	$(24,777)	$25,884
Product development costs	3.0	16,202	(12,278)	3,924

Developed technology sub-total		66,863	(37,055)	29,808

Customer relationships	6.4	40,917	(24,164)	16,753
Other intangibles	4.1	4,642	(1,682)	2,960

Other intangibles sub-total		45,559	(25,846)	19,713

Balance at December 31, 2011		$112,422	$(62,901)	$49,521

The changes in the carrying value of other intangibles during the nine months ended September 30, 2012 were as follows (in thousands):

	Other		Other
	Intangibles,	Accumulated	Intangibles,
	Gross	Amortization	Net

Balance at December 31, 2011	$112,422	$(62,901)	$49,521
Additions	2,034	—	2,034
Amortization	—	(10,567)	(10,567)
Translation adjustments	(194)	729	535

Balance at September 30, 2012	$114,262	$(72,739)	$41,523

Additions to intangible assets of $2.0 million during the nine months ended September 30, 2012 were associated with capitalized product development costs.

Based on the carrying amount of intangible assets as of September 30, 2012, the estimated future amortization is as follows (in thousands):

	Three
	Months Ended
	December 31	Years Ended December 31
	2012	2013	2014	2015	2016	Thereafter	Total
Estimated future amortization of:
Developed technology	$2,528	$8,774	$5,671	$4,652	$2,564	$377	$24,566
Other intangibles	956	3,780	3,389	3,225	2,721	2,886	16,957

Total	$3,484	$12,554	$9,060	$7,877	$5,285	$3,263	$41,523

Note 11—Balance Sheet Detail

The following is a summary of prepaid expenses and other (in thousands):

	September 30	December 31
	2012	2011

Prepaid contract expense	$9,469	$8,858
Prepaid commission	7,225	7,471
Deposits	1,221	1,186
Prepaid royalty	859	1,121
Other receivables	468	704
Other	4,057	4,320

Total prepaid expenses and other	$23,299	$23,660

The following is a summary of other assets (in thousands):

	September 30	December 31
	2012	2011

Prepaid contract expense, long-term	$5,813	$7,643
Long-term prepaid commissions	4,113	5,587
Deposits	2,648	2,697

Total other assets	$12,574	$15,927

Deposits include restricted cash balances of $1.4 million at September 30, 2012 and December 31, 2011 related to the Company’s San Francisco headquarters, and facilities in Boston and New York.

The following is a summary of accrued liabilities (in thousands):

	September 30	December 31
	2012	2011

Salaries and benefits payable	$19,022	$26,299
ESPP payable	2,274	559
Deferred rent, current portion	1,250	1,209
Accrued restructuring, current portion	49	1,050
Other	9,192	10,912

Total accrued liabilities	$31,787	$40,029

Accrued restructuring charges are discussed further in Note 12, “Restructuring Charges”. Other accrued liabilities include accruals for sales and business taxes and other miscellaneous items.

The following is a summary of other long-term liabilities (in thousands):

	September 30	December 31
	2012	2011

Deferred rent	$10,730	$10,631
Long-term deferred tax liability	2,630	2,930
Other	3,689	3,383

Total other long-term liabilities	$17,049	$16,944

The components of accumulated other comprehensive income were as follows (in thousands):

	September 30	December 31
	2012	2011

Accumulated net unrealized gain (loss) on marketable securities	$10	$(13)
Accumulated foreign currency translation adjustments	9,378	6,883
Accumulated other comprehensive income	$9,388	$6,870

Note 12—Restructuring Charges

During the nine months ended September 30, 2012 and 2011, Advent recorded restructuring charges of $53,000 and $131,000, respectively. Restructuring charges during the nine months ended September 30, 2012 primarily represents a lease termination payment we incurred associated with a facility in Oslo, Norway. Restructuring charges during the nine months ended September 30, 2011 primarily relate to the present value amortization of facility exit obligations, partially offset by adjustments to other facility exit assumptions.

The following table sets forth an analysis of the changes in the restructuring accrual during the nine months ended September 30, 2012 (in thousands):

	Facility Exit	Severance &
	Costs	Benefits	Total

Balance of restructuring accrual at December 31, 2011	$448	$602	$1,050
Restructuring charge (benefit)	85	(36)	49
Cash payments	(488)	(566)	(1,054)
Accretion of prior restructuring costs	4	—	4

Balance of total restructuring accrual at September 30, 2012	$49	$—	$49

The remaining restructuring accrual of $49,000 at September 30, 2012 is included in accrued liabilities on the accompanying condensed consolidated balance sheet. Advent expects to pay the remaining obligations related to the accrual during 2012. The remaining excess facility costs of $49,000 are stated at estimated fair value, net of estimated sub-lease income of approximately $6,000.

Note 13—Commitments and Contingencies

Lease Obligations

Advent leases office space and equipment under non-cancelable operating lease agreements, which expire at various dates through June 2025. Some operating leases contain escalation provisions for adjustments in the consumer price index. Advent is responsible for maintenance, insurance, and property taxes. Excluding leases and associated sub-leases for MicroEdge facilities, as of September 30, 2012, Advent’s remaining operating lease commitments through 2025 are approximately $65.9 million.

On October 1, 2009, Advent completed the sale of the Company’s MicroEdge subsidiary. See Note 6, “Discontinued Operation,” to the accompanying consolidated financial statements for a description of the principal terms of the divestiture. The gross operating lease commitment related to this discontinued operation facility is approximately $7.6 million, less estimated sub-lease income of $1.8 million. With the exception of the MicroEdge facilities in New York City, the lease obligations related to MicroEdge have been transferred to the Purchaser.

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

On July 13, 2012, the Delaware Chancery Court dismissed the lawsuit filed against Advent on March 8, 2005 by certain former shareholders of Kinexus Corporation and the shareholders’ representative (Kinexus Representative LLC, Morriss Holdings LLC, MIC III LLC, MIC V LLC, Berkeley Holdings and Doug Morriss). The complaint alleged that Advent breached the Agreement and Plan of Merger dated as of December 31, 2001 pursuant to which Advent acquired all of the outstanding shares of Kinexus due principally to the fact that no amount was paid by Advent on an earn-out of up to $115 million. The earn-out, which was payable in cash or stock at the election of Advent, was based upon Kinexus meeting certain revenue targets in both 2002 and 2003. Advent advised the shareholders’ representative in January 2003 that the earn-out terms had not been met in 2002 and accordingly no earn-out was payable for 2002 and would not be payable for 2003. On July 13, 2012, the Court dismissed the case. Subsequently, the appeal period expired and the plaintiffs did not file an appeal, therefore, management did not accrue any amounts for any potential loss related to this case in the third quarter of 2012.

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

The loans bear interest, at Advent’s option, at the base rate plus a spread of 0.75% to 1.75% or an adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a spread of 1.75% to 2.75%, in each case with such spread being determined based on the consolidated leverage ratio for the preceding four fiscal quarter period and certain other factors.  The base rate means the highest of JPMorgan Chase Bank, N.A.’s prime rate, the federal funds rate plus a margin equal to 0.50% and the adjusted LIBOR rate for a 1-month interest period plus a margin equal to 1.00%.  Swing line loans accrue interest at a per annum rate based on the base rate plus the applicable margin for base rate loans. On November 30, 2011, Advent borrowed $50.0 million of term loans under the Term Loan A Facility and incurred approximately $1.9 million of debt issuance costs that have been deferred and will be amortized over the life of the agreement. As of September 30, 2012 and December 31, 2011, the outstanding debt balance was $46.3 million and $50.0 million, respectively, and is due in full no later than November 30, 2016.

The obligations under the Credit Agreement are secured by substantially all of the assets of Advent. The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict Advent and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, pay dividends or make distributions, make investments, make acquisitions, prepay certain indebtedness, enter into certain transactions with affiliates, enter into sale and leaseback transactions, enter into swap agreements and enter into restrictive agreements, in each case subject to customary exceptions for a credit facility of this size and type. Advent is also required to maintain compliance with a consolidated leverage ratio, a consolidated interest coverage ratio and a minimum level of liquidity. As of September 30, 2012, Advent was in compliance with all associated covenants.

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

Note 15—Income Taxes

The following table summarizes the activity relating to the Company’s unrecognized tax benefits during the nine months ended September 30, 2012 (in thousands):

Total

Balance at December 31, 2011	$11,144
Gross increases related to current period tax positions	631

Balance at September 30, 2012	$11,775

At September 30, 2012 and December 31, 2011, Advent had $11.8 million and $11.1 million of gross unrecognized tax benefits, respectively. During the nine months ended September 30, 2012, the Company increased the amount of unrecognized tax benefits by approximately $0.6 million relating to California research credits and California enterprise zone credits. If recognized, the total unrecognized tax benefits would decrease Advent’s tax provision and increase net income by $9.6 million. The impact on net income reflects the liabilities for unrecognized tax benefits, net of the federal tax benefit of state income tax items. The Company’s liabilities for unrecognized tax benefits relate primarily to federal research credits, California research and enterprise zone tax credits and various state net operating losses.

Advent is subject to taxation in the US and various states and foreign jurisdictions. The Company is currently undergoing a California franchise tax examination for the 2006 and 2007 tax years and a New York tax examination for the 2008 to 2010 tax years. Advent has received a Notice of Proposed Assessment from the California Franchise Tax Board and is in the process of filing a protest. The Company continues to believe it is adequately reserved and, at this time, does not anticipate the total amount of its unrecognized tax benefits to significantly change over the next 12 months. The material jurisdictions that are subject to examination by tax authorities include federal for tax years after 2008 and California for tax years after 2005.

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

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities. The fair value of these certain financial assets was determined using the following inputs as of September 30, 2012 and December 31, 2011 (in thousands):

	Fair Value
	as of
	September 30, 2012	Level 1	Level 2	Level 3
Financial Assets:
Money market funds (1)	$32,052	$32,052	$—	$—
US government debt securities (2)	20,024	20,024	—	—
Corporate debt securities (2)	70,347	—	70,347	—
Foreign government debt securities (2)	2,405	—	2,405	—

Financial Liabilities:
Debt (5)	$46,250	$—	$46,250	$—

	Fair Value
	as of
	December 31, 2011	Level 1	Level 2	Level 3
Financial Assets:
Money Market Funds (1)	$40,197	$40,197	$—	$—
US government debt securities (3)	11,323	11,323	—	—
Corporate debt securities (2)	52,605	—	52,605	—
Foreign government debt securities (4)	8,432	—	8,432	—

Financial Liabilities:
Debt (5)	$50,000	$—	$50,000	$—

(1)      Included in cash and cash equivalents on the Company’s condensed consoldiated balance sheet.

(2)      Included in short-term marketable securities on the Company’s condensed consolidated balance sheet.

(3)      Included in short-term and long-term marketable securities on the Company’s condensed consolidated balance sheet.

(4)                   Included in cash and cash equivalents, and short-term marketable securities on the Company’s condensed consolidated balance sheet.

(5)      Included in short-term and long-term debt on the Company’s condensed consolidated balance sheet.

There were no transfers between Level 1 and Level 2 assets during the nine months ended September 30, 2012 and Advent does not have any significant assets that utilize unobservable or Level 3 inputs.

The carrying amount of debt approximates fair value as the underlying variable interest rate approximates current market rates and the Company’s credit risk has not changed significantly since the date of issuance.

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

In October 2011, the Board authorized the repurchase of up to 2.0 million shares of the Company’s common stock. Consistent with prior repurchase programs, there was no expiration date and repurchases could be limited or terminated at any time at the discretion of management. At September 30, 2012, approximately 0.4 million shares remained authorized by the Board for repurchase.

The following table provides a summary of the quarterly repurchase activity during the nine months ended September 30, 2012 under the stock repurchase program approved by the Board in October 2011 (in thousands, except per share data):

	Total		Average
	Number		Price
	of Shares		Paid
	Purchased	Cost	Per Share

Q1 2012	268	$6,788	$25.38
Q2 2012	745	19,337	25.96
Q3 2012	639	15,150	23.71

Total	1,652	$41,275	$25.00

Note 18—Subsequent Event

In October 2012, the Company approved a re-organization plan to align strategy and function, reduce operating costs and improve profitability, which will result in a reduction in force of approximately 50 employees. The Company expects to incur between $2 million and $4 million in pre-tax restructuring charges, all of which would result in cash expenditures for one-time employee termination benefits. The Company expects to substantially complete the reduction in force by March 31, 2013 and expects to incur most of the pre-tax charges during the fourth quarter of 2012 with the remainder incurred in the first quarter of 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion in conjunction with our consolidated financial statements and related notes. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended, including, but not limited to statements referencing our expectations relating to future revenues, expenses and operating margins. Forward-looking statements can be identified by the use of terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “intends” or other similar terms and the negative of such terms regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include, among others, statements regarding the future of the investment management market and opportunities for us related thereto, future expansion, acquisition, divestment of or investment in other businesses, projections of revenues, future cost and expense levels, expected timing and amount of amortization expenses related to past acquisitions, future effective tax rates, future exchange rates, the adequacy of resources to meet future cash requirements, renewal rates, estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, future client wins, future hiring and future product introductions and acceptance. Such forward-looking statements are based on our current plans and expectations and involve known and unknown risks and uncertainties which may cause our actual results or performance to be materially different from any results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to the “Risk Factors” set forth in “Item 1A. Risk Factors” in this Form 10-Q, as well as other risks identified from time to time in other Securities and Exchange Commission (“SEC”) reports. You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results, levels of activity or performance and represent our expectations only as of the date they are made.

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

Current Economic Environment

While we signed a number of new customer contracts in the first nine months of 2012, many of our customers remain cautious with the uncertainty caused by the European economic crisis, the upcoming implementation of the US Budget Control Act of 2011, colloquially known as the “fiscal cliff”, and the upcoming US election. This caution has slowed buying decisions and elongated some sales. The conversion of our sales pipeline to new contract bookings, renewal rates and cash collections was lower than expected during the first nine months of 2012, especially in Europe and the Middle East, and we expect this environment may continue for the rest of 2012. Despite this, we grew our revenues 11% during the first nine months of 2012 compared to the same period last year, which was driven primarily by an increase in term license revenues and other recurring revenues. We expect to grow revenues by 9% to 10% in fiscal 2012 as a result of incremental term license booking activity and a full year of revenues that we expect to recognize from Black Diamond Performance Reporting LLC (“Black Diamond”), which we acquired in June 2011. As the current economic situation evolves, we will continue to evaluate its impact on our business and we will remain focused on increasing operating profit and margin. In response to this environment, in October 2012, we approved a re-organization plan designed to align our strategy and function, reduce operating costs and improve profitability. The re-organization is expected to result in a reduction in force of approximately 50 employees and pre-tax restructuring charges for one-time employee termination benefits between $2 million and $4 million that is expected to be incurred from the fourth quarter of 2012 through first quarter of 2013.

Operating Overview

Operating highlights of our third quarter of 2012 include:

•                  New and incremental bookings. The term license, Advent OnDemand and Black Diamond contracts signed in the third quarter of 2012 will contribute approximately $7.1 million in annual revenue (“annual contract value” or “ACV”) once they are fully implemented. This represents a 16% decrease from the $8.5 million of ACV booked from contracts signed in the third quarter of 2011.

•                  Advent Client Conference. Our annual client conference was held in Las Vegas in September 2012.

•                  Repurchase of common stock. During the third quarter of 2012, we repurchased 0.6 million shares under our share repurchase program authorized by the Company’s board of directors (the “Board”) for a total cash outlay of $15.2 million and an average price of $23.71 per share.

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

The term license component of the deferred revenue balance related to implementations in process will increase or decrease in the future depending on the amount of new term license bookings relative to the number of implementations that reach completion in a particular quarter. For the three months ended September 30, 2012 and 2011, the net term license implementation recognition (deferral) increased / (decreased) the Company’s revenues as follows (in millions):

	Three Months Ended September 30
	2012	2011	Change

Term license revenues	$(1.5)	$(1.7)	$0.2
Professional services and other	0.1	(1.0)	1.1

Total net revenues	$(1.4)	$(2.7)	$1.3

During the third quarter of 2012, we deferred net revenues of $1.4 million and directly related expenses of $0.2 million associated with our term licensing model. The impact on our operating income was approximately $1.2 million.

Amounts of revenues and directly related expenses deferred as of September 30, 2012 and December 31, 2011 associated with our term licensing deferral were as follows (in millions):

	September 30	December 31
	2012	2011
Deferred revenues
Short-term	$30.9	$30.5
Long-term	6.7	6.9

Total	$37.6	$37.4

Directly-related expenses
Short-term	$10.6	$10.0
Long-term	3.6	3.6

Total	$14.2	$13.6

Deferred net revenue are classified as “Deferred revenues” (short-term and long-term) and directly related expenses are classified as “Prepaid expenses and other,” and “Other assets,” on the accompanying condensed consolidated balance sheets.

Financial Overview

Financial highlights of our third quarter of 2012 and 2011 were as follows (in thousands, except per share amounts, percentages and margin changes):

			Percentage /
	Three Months Ended September 30		Margin
	2012	2011	Change

Net revenues	$90,174	$84,566	7%
Gross margin	$57,361	$53,731	7%
Gross margin percentage	63.6%	63.5%	0.1%
Operating income	$12,629	$10,576	19%
Operating margin percentage	14.0%	12.5%	1.5%
Net income from continuing operations	$7,687	$6,826	13%
Net income from continuing operations per diluted share	$0.15	$0.13	16%
Operating cash flows	$25,256	$23,796	6%

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

•                  Legal contingencies; and

•                  Sales returns and accounts receivable allowances

There have been no significant changes in our critical accounting policies and estimates during the first nine months of 2012 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

With the exception of the below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2012, as compared to the recent accounting pronouncements described in Advent’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that are of significance, or potential significance, to the Company.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross and net information about these instruments. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU is not expected to have a material impact on our condensed consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”), which defers indefinitely the provision within ASU 2011-05 requiring entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the income statement and the statement in which other comprehensive income is presented. ASU 2011-12 does not change the other provisions instituted within ASU 2011-05. We adopted the provisions of ASU 2011-05 and ASU 2011-12 on January 1, 2012, and the adoption did not have a material impact on the accompanying condensed consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 gives an entity the option to assess qualitative factors to determine whether or not an indefinite-lived intangible asset is impaired. If an entity believes, as a result of its qualitative assessment, that it is not more likely than not that the asset is impaired, then the entity is not required to take further action. Otherwise, the entity must perform the quantitative impairment test to determine the fair value of the asset. We elected to early adopt ASU 2012-02 at the beginning of our fourth quarter of 2012 on a prospective basis. The adoption of this ASU is not expected to have a material impact on our condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

The following table sets forth, for the periods indicated, certain financial information as a percentage of total net revenues. The financial information and the ensuing discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Net revenues:
Recurring revenues	90%	89%	90%	89%
Non-recurring revenues	10	11	10	11

Total net revenues	100	100	100	100

Cost of revenues:
Recurring revenues	19	19	19	19
Non-recurring revenues	14	15	13	12
Amortization of developed technology	3	3	3	3

Total cost of revenues	36	36	35	34

Gross margin	64	64	65	66

Operating expenses:
Sales and marketing	20	22	21	23
Product development	19	17	19	17
General and administrative	10	11	10	11
Amortization of other intangibles	1	1	1	1
Restructuring (benefit) charges	*	*	*	*

Total operating expenses	50	51	51	52

Income from continuing operations	14	13	14	14
Interest and other income (expense), net	*	*	*	*

Income from continuing operations before income taxes	14	12	13	13
Provision for income taxes	5	3	5	4

Net income from continuing operations	9	8	8	9

Discontinued operation:
Net income (loss) from discontinued operation	*	*	*	1

Net income	9%	8%	8%	10%

Percentages are based on actual values. Totals may not sum due to rounding.

* Less than 1%.

NET REVENUES

	Three Months Ended September 30			Nine Months Ended September 30
	2012	2011	Change	2012	2011	Change

Total net revenues (in thousands)	$90,174	$84,566	$5,608	$266,802	$239,963	$26,839

We derive our revenues from two sources: recurring revenues and non-recurring revenues. Recurring revenues are comprised of term license, perpetual maintenance arrangements and other recurring revenues (which includes revenues from Black Diamond, Advent OnDemand and incremental Assets Under Administration (“AUA”) fees from perpetual licenses). The revenues from a term license, which includes both software license and maintenance services, are earned under a time based contract. Maintenance revenues are derived from maintenance fees on perpetual license arrangements. Other recurring revenues are derived from our subscription services and transaction-based services as well as AUA fees for certain perpetual arrangements. Non-recurring revenues consists of professional services and other revenue and perpetual license fees. Professional services and other revenues include fees for consulting, fees from training, and project management services and our client conferences. Perpetual license revenues are derived from the licensing of software products under a perpetual arrangement. Sales returns, which we generally do not provide to customers, are accounted for as deductions to these two revenue categories based on our historical experience.

Since fiscal 2009, recurring revenues have represented close to 90% of revenues.

	Nine Months Ended
	September 30
As a percentage of total net revenues	2012	2011	2010	2009

Revenues from recurring sources	90%	89%	89%	88%
Revenues from non-recurring sources	10%	11%	11%	12%

Revenues derived from international sales were 16% and 17% of total net revenues in the third quarter of 2012 and 2011, respectively. The decrease in the percentage of international sales in the third quarter of 2012, compared to the same period last year, primarily reflects slowing international sales growth as a result of the continuing Eurozone crisis, while domestic sales grew 8%. Revenues from customers in any single international country did not exceed 10% of total net revenues of the Company.

We expect total net revenues from continuing operations to be between $89 million and $93 million in the fourth quarter of 2012, and to be between $356 million and $360 million for fiscal 2012.

Recurring Revenues

(in thousands, except percent of	Three Months Ended September 30			Nine Months Ended September 30
total net revenues)	2012	2011	Change	2012	2011	Change

Term license revenues	$39,352	$34,251	$5,101	$117,733	$98,601	$19,132
Maintenance revenues	17,071	17,857	(786)	50,380	53,096	(2,716)
Other recurring revenues	24,667	22,843	1,824	72,639	62,029	10,610

Total recurring revenues	$81,090	$74,951	$6,139	$240,752	$213,726	$27,026

Percent of total net revenues	90%	89%		90%	89%

Revenues from term licenses, which include both software license and maintenance services for term licenses, increased $5.1 million during the third quarter of 2012 compared to same quarter of 2011. The growth of term license revenues reflects the continued layering of incremental annual contract value (ACV) sold in previous periods into our term revenue, revenues from Syncova, which we acquired in February 2011 and the continued market acceptance of our products. Additionally, adding to the increase in term license revenues was the decrease in the net deferral of term license revenues. For our term licenses, we defer all revenue on new bookings until our implementation services are complete. For the three and nine months ended September 30, 2012 and 2011, the term license revenue recognition (deferral) increased / (decreased) the Company’s term license revenues as follows (in thousands):

	Three Months Ended September 30			Nine Months Ended September 30
	2012	2011	Change	2012	2011	Change

Term license revenues	$(1,541)	$(1,655)	$114	$127	$(2,724)	$2,851

During the three and nine months ended September 30, 2012, more projects were completed, leading to a decrease in the net deferral of term license revenues.

Maintenance revenues decreased $0.8 million and $2.7 million during the three and nine months ended September 30, 2012, when compared to the same periods of 2011. These decreases were due to maintenance de-activations from customer attrition, maintenance level downgrades, reductions in products licensed or number of users by clients, perpetual license customers migrating to term licenses, and continued decrease in new perpetual license customers, partially offset by the impact of price increases.

Other recurring revenues, which primarily include revenues from incremental assets under administration fees from perpetual licenses, data services, outsourced services, Advent OnDemand, web-based services and Black Diamond, increased $1.8 million and $10.6 million during the three and nine months ended September 30, 2012, respectively, when compared to the same periods of 2011. The increase in other recurring revenues is primarily due to an increase of $1.3 million and $8.8 million, during the three and nine months ended September 30, 2012, respectively, from Black Diamond, which we acquired on June 1, 2011 and to a lesser extent, growth in revenues from data services, outsourced services, and web-based services.

Our renewal rates are based on cash collections and are disclosed one quarter in arrears. We disclose our renewal rates one quarter in arrears in order to include substantially all payments received against the invoices for that quarter. We also update our renewal rates from the initially disclosed rates to include all cash collections subsequent to the initial disclosure. The following summarizes our initial and updated renewal rates (operational metric) since the second quarter of 2011:

	Renewal Quarter
Renewal Rates	Q312		Q212	Q112	Q411	Q311	Q211
Based on cash collections relative to prior year collections

Initially Disclosed Renewal Rate (1)		(2)	87%	91%	95%	93%	92%
Updated Disclosed Renewal Rate (3)	n/a		n/a	94%	97%	94%	97%

(1)  “Initially Disclosed Renewal Rate” is based on cash collections and reported one quarter in arrears

(2)   The initially disclosed renewal rate for the third quarter of 2012 is not currently available as it is disclosed one quarter in arrears in order to include substantially all payments against invoices for the quarter.

(3)  “Updated Disclosed Renewal Rate” reflects initially disclosed rate updated for subsequent cash collections

The initially disclosed renewal rate was 87% for the second quarter of 2012. This rate was lower compared with the comparable period of 2011 due to customer attrition and slower cash collections particularly in Europe and the Middle East. We expect the updated disclosed renewal rate for the second quarter of 2012 to increase 2 to 4 points once all the cash is collected.

Non-Recurring Revenues

(in thousands, except percent of	Three Months Ended September 30			Nine Months Ended September 30
total net revenues)	2012	2011	Change	2012	2011	Change

Professional services and other revenues	$8,488	$9,090	$(602)	$23,835	$24,030	$(195)
Perpetual license fees	596	525	71	2,215	2,207	8

Total non-recurring revenues	$9,084	$9,615	$(531)	$26,050	$26,237	$(187)

Percent of total net revenues	10%	11%		10%	11%

Non-recurring revenues consists of perpetual license fees, professional services and other revenue. Perpetual license revenues are derived from the licensing of software products under a perpetual arrangement. Professional services and other revenues include fees for consulting, project management, custom implementation and integration, custom report writing, training and our user conference.

Professional services projects related to Axys, Moxy and Partner products generally can be completed in a two to six month time period, while services related to Geneva and APX products may require a four to nine month implementation period. We defer professional services revenue for services performed on term license implementations that are not considered substantially complete. Service revenue is deferred until the implementation is complete and remaining services are substantially completed. Upon substantial completion, we recognize a pro-rata amount of professional services fees earned based on the elapsed time from the start of the term license to the substantial completion of professional services. The remaining deferred professional services revenue is recognized ratably over the remaining contract length.

Professional services and other revenues changed due to the following (in thousands):

	Change From	Change From
	2011 to 2012	2011 to 2012
	QTD	YTD

Decreased consulting services	$(1,350)	$(5,085)
Decreased custom reports	(343)	(320)
Decreased net term license implementation deferral	1,200	5,160
Various other items	(109)	50

Total change	$(602)	$(195)

The decrease in professional services and other revenues during the three and nine months ended September 30, 2012, compared to the same periods last year, primarily reflects a decrease in billable utilization for professional services resources and a decrease in custom report services. This was partially offset by the decrease in net term license implementation deferral associated with in-process term license implementations as a result of more projects completed during the first nine months of 2012 than in the comparable period last year.

Total perpetual license fees increased slightly in the three and nine months ended September 30, 2012, primarily due to revenue from more new perpetual license sales to new clients as well as more sales of perpetual seat licenses and modules to our existing perpetual client base.

The impact of our term license implementation deferral on professional services revenues for the three and nine months ended September 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended September 30			Nine Months Ended September 30
	2012	2011	Change	2012	2011	Change
Net recognition (deferral) of professional services revenue related to term license implementations	$163	$(1,037)	$1,200	$(289)	$(5,449)	$5,160

The net recognition of $0.2 million during the three months ended September 30, 2012 was primarily a result of a larger number of completed projects than in the same period last year. The net deferral of $1.0 million and $5.4 million for the three and nine months ended September 30, 2011 was primarily due to relatively more projects in the implementation phase compared to the same periods in 2012 as a result of strong bookings in the latter half of 2010 and first half of 2011.

During the third quarter of 2012 and 2011, we held our annual client conference resulting in non-recurring revenues of $0.9 million and $1.0 million, respectively.

COST OF REVENUES

	Three Months Ended September 30			Nine Months Ended September 30
	2012	2011	Change	2012	2011	Change

Total cost of revenues (in thousands)	$32,813	$30,835	$1,978	$93,277	$81,553	$11,724
Percent of total net revenues	36%	36%		35%	34%

Cost of revenues is made up of three components: cost of recurring revenues, cost of non-recurring revenues and amortization of developed technology.

Cost of Recurring Revenues

	Three Months Ended September 30			Nine Months Ended September 30
	2012	2011	Change	2012	2011	Change

Cost of recurring revenues (in thousands)	$17,216	$15,727	$1,489	$51,962	$45,618	$6,344
Percent of total recurring revenue	21%	21%		22%	21%

Cost of recurring revenues consists of the direct costs related to providing and supporting our outsourced services, providing technical support services under maintenance and term license agreements and other services for recurring revenues, and royalties paid to third party vendors.

Cost of recurring revenues changed due to the following (in thousands):

	Change From	Change From
	2011 to 2012	2011 to 2012
	QTD	YTD

Increased payroll and related costs	$1,052	$4,281
Increased allocation-in of facility and infrastructure expenses	490	896
Increased travel and entertainment	46	355
(Decreased) increased outside services	(80)	340
Various other items	(19)	472

Total change	$1,489	$6,344

The increase for the three and nine months ended September 30, 2012 compared to the same periods last year was due primarily to an increase in payroll and related costs that resulted from salary increases and additional headcount which enables us to deliver the technical support services we provide to our growing number of clients in their day-to-day use of our software. Payroll and related costs increased due to annual merit increases and headcount additions from Black Diamond which we acquired in June 2011. Facility and infrastructure expenses are allocated based on headcount and consistent with the increase in departmental headcount, we allocated more of these costs to our recurring revenue department compared to last year. Travel and entertainment costs increased during the three and nine months ended September 30, 2012, compared to the same periods last year, due to travel associated with providing technical support services. The decrease in outside services in the three months ended September 30, 2012 resulted from decreased utilization while the increase in outside services in the nine months ended September 30, 2012 resulted from vendors related to Black Diamond which we acquired in June 2011.

Cost of Non-Recurring Revenues

	Three Months Ended September 30			Nine Months Ended September 30
	2012	2011	Change	2012	2011	Change

Cost of non-recurring (in thousands)	$13,011	$12,520	$491	$33,615	$29,670	$3,945

Percent of total non-recurring revenues	143%	130%		129%	113%

Cost of non-recurring revenues consists of expenses associated with perpetual license fees, professional services and other revenues including our client conference. Costs associated with perpetual license fees consists primarily of royalties and other fees paid to third parties, the fixed direct labor and third party costs involved in producing and distributing our software, and cost of product media including duplication, manuals and packaging materials. Costs associated with professional services and other revenue consists primarily of personnel related costs associated with the professional services organization in providing consulting, custom report writing and conversions of data from clients’ previous systems. Also included are direct costs associated with third-party consultants. Additionally, we defer revenues and direct costs associated with services performed on term license implementations until the project is substantially complete. Indirect costs such as management and other overhead expenses are recognized in the period in which they are incurred.

Cost of non-recurring revenues changed due to the following (in thousands):

	Change From	Change From
	2011 to 2012	2011 to 2012
	QTD	YTD

Decreased service cost deferral related to term implementations	$523	$2,558
(Decreased) increased payroll and related costs	(73)	988
Increased allocation-in of facility and infrastructure expenses	176	560
Increased outside contractors	85	366
Various other items	(220)	(527)

Total change	$491	$3,945

The increase for the three and nine months ended September 30, 2012, compared to the same periods last year, primarily reflects a decrease in the net deferral of professional service costs as a result of a larger number of completed projects during the first nine months of 2012, increased allocation of facility and infrastructure expenses, and increased usage of outside contractors. The increase for the three months ended September 30, 2012 was partially offset by a decrease in payroll and related costs as we decreased headcount in our client services and consulting group to 144 at September 30, 2012 from 149 at September 30, 2011. The increase in allocation-in of facility and infrastructure expenses during the three months ended September 30, 2012 was due to more facility costs in 2012 than 2011. Payroll and related expenses increased during the nine months ended September 30, 2012 as our average headcount during this period increased primarily due to headcount additions to support implementation projects as well as headcount additions from our Syncova acquisition in February 2011.

We defer direct costs associated with services performed on term license implementations until a project reaches substantial completion. Indirect costs such as management and other overhead expenses are recognized in the period in which they are incurred, with no revenue to offset them. At the point professional services are substantially completed, we recognize a pro-rata amount of the term license revenue, professional services fees earned and related expenses based on the elapsed time from the start of the term license to the substantial completion of professional services. Term license revenue for the remaining contract years and the remaining deferred professional services revenue and related expenses are recognized ratably over the remaining contract length.

The impact of our term license deferral on professional services costs for the three and nine months ended September 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended September 30			Nine Months Ended September 30
	2012	2011	Change	2012	2011	Change
Net deferral of professional services costs related to term license implementations	$(30)	$(553)	$523	$(500)	$(3,058)	$2,558

The decrease in the net deferral for the three and nine months ended September 30, 2012 was primarily a result of a larger number of completed projects during the first nine months of 2012 compared to the same period last year.

During the third quarter of 2012 and 2011, we held our annual client conference resulting in non-recurring costs of revenues of $2.1 million and $2.2 million, respectively.

Gross margin for non-recurring revenues was (43)% and (29)% for the three and nine months ended September 30, 2012 and 2011, respectively, and (30)%, and (13)% during the three and nine months ended September 30, 2012 and 2011, respectively. The decrease in gross margin for each of these periods was primarily due to lower billable utilization of professional services consultants and service concessions. Additionally, our annual user conference, which is held during the third quarter, contributed to negative gross margins.

Amortization of Developed Technology

	Three Months Ended September 30			Nine Months Ended September 30
	2012	2011	Change	2012	2011	Change

Amortization of developed technology (in thousands)	$2,586	$2,588	$(2)	$7,700	$6,265	$1,435
Percent of total net revenues	3%	3%		3%	3%

Amortization of developed technology represents amortization of acquisition-related intangibles and amortization of capitalized software development costs previously capitalized under ASC 985. The increase during the nine months ended September 30, 2012 resulted from additional amortization associated with Syncova and Black Diamond which we acquired in February 2011 and June 2011, respectively.

OPERATING EXPENSES

Sales and Marketing

	Three Months Ended September 30			Nine Months Ended September 30
	2012	2011	Change	2012	2011	Change

Sales and marketing (in thousands)	$17,965	$18,444	$(479)	$56,122	$55,311	$811
Percent of total net revenues	20%	22%		21%	23%

Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars.

Sales and marketing expense changed due to the following (in thousands):

	Change From	Change From
	2011 to 2012	2011 to 2012
	QTD	YTD

(Decreased) increased payroll and related costs	$(358)	$1,152
(Decreased) increased travel and entertainment	(167)	97
Increased (decreased) allocation-in of facility and infrastructure expenses	56	(241)
Various other items	(10)	(197)

Total change	$(479)	$811

The changes in total sales and marketing expenses for the three and nine months ended September 30, 2012 were primarily due to payroll and related costs. Payroll and related costs decreased during the three months ended September 30, 2012 due to change in the classification of costs for certain members of our product management team to our product development group effective January 1, 2012, as the roles of these individuals were more aligned with our product development efforts in 2012. The decrease in travel and entertainment expenses for the three months ended September 30, 2012 reflects lower costs associated with offsite meetings and travel. During the nine months ended September 30, 2012, the increase in payroll and related costs primarily resulted from the amortization of prepaid commissions related to new bookings signed subsequent to September 30, 2011, and to a lesser extent, amortization of commission expense from Black Diamond which we acquired in June 2011. As a result of these changes, total sales and marketing expense decreased as a percentage of total net revenues to 20% and 21% for the three and nine months ended September 30, 2012 from 22% and 23%, in the comparable periods of 2011, respectively.

Product Development

	Three Months Ended September 30			Nine Months Ended September 30
	2012	2011	Change	2012	2011	Change

Product development (in thousands)	$17,077	$14,387	$2,690	$50,377	$41,496	$8,881
Percent of total net revenues	19%	17%		19%	17%

Product development expenses consist primarily of salary and benefits for our development staff as well as contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services.

Product development expenses changed due to the following (in thousands):

	Change From	Change From
	2011 to 2012	2011 to 2012
	QTD	YTD

Increased payroll and related costs	$1,448	$6,309
Increased outside services	588	1,108
Increased allocation-in of facility and infrastructure expenses	285	701
Increased travel and entertainment	234	390
Decreased capitalization of product development	151	337
Various other items	(16)	36

Total change	$2,690	$8,881

The increase in total product development expenses during the three and nine months ended September 30, 2012 was primarily due to an increase in payroll and related costs resulting from increases in headcount to help us continue the enhancement of our existing product suite. Headcount increased to 337 at September 30, 2012 from 312 at September 30, 2011. Effective January 1, 2012, we changed the classification of costs for certain members of our product management team to our product development group effective January 1, 2012, as the roles of these individuals were more aligned with our product development efforts in 2012. This change resulted in the increases in headcount and associated payroll expenses in our product development group, as well as the increase of overall product development expense. Total product development expenses increased as a percentage of revenue to 19% during the three and nine months ended September 30, 2012 from 17% in the comparable periods of 2011 as a result of these changes.

We allocate facility and infrastructure expenses based on headcount, and consistent with the increase in departmental headcount, we allocated more of these costs to our product development department. The increase in travel and entertainment costs was primarily due to offsite meetings and travel during the third quarter of 2012. During the three and nine months ended September 30, 2012, we capitalized $0.2 million and $1.9 million, respectively, as compared to $0.4 million and $2.3 million of costs in the comparable periods of 2011. The fluctuation in the capitalization of our product development costs is primarily attributable to lower capitalized costs associated with the timing of our APX product releases during the three and nine months ended September 30, 2012. The increase in outside services reflects costs of developing an application for usage of our software on mobile devices.

General and Administrative

	Three Months Ended September 30			Nine Months Ended September 30
	2012	2011	Change	2012	2011	Change

General and administrative (in thousands)	$8,752	$9,307	$(555)	$27,619	$27,136	$483
Percent of total net revenues	10%	11%		10%	11%

General and administrative expenses consist primarily of personnel costs for information technology, finance, administration, human resources, operations and general management, as well as legal and accounting expenses.

General and administrative expenses changed due to the following (in thousands):

	Change From	Change From
	2011 to 2012	2011 to 2012
	QTD	YTD

Increased allocation-out of facility and infrastructure expenses	$(1,017)	$(1,929)
Increased facilities	225	851
Increased payroll and related costs	239	487
Increased computers and telecom	115	573
Increased depreciation	111	456
Decreased legal and professional fees	(254)	(764)
Various other items	26	809

Total change	$(555)	$483

The change in total general and administrative expenses for the three and nine months ended September 30, 2012 was primarily due to the increase in the allocation-out of corporate expenses to other departments. Corporate expenses, such as facility and information costs, are initially recognized in our general and administrative department and then allocated out to other departments based on headcount. As our facility costs increased and headcount in our other departments grew at a higher rate than our general and administrative department, we allocated-out more facility and information technology costs during the three and nine months ended September 30, 2012 when compared to the same periods in 2011. The increase in facilities was primarily associated with additional rent expense related to a new office in Jacksonville for our Black Diamond personnel and new offices in London and New Rochelle. Payroll and related costs increased during the three months ended September 30, 2012 due primarily to a small increase in headcount to support the Company’s growth; while the increase for the nine months ended September 30, 2012 was primarily due to headcount acquired from our Syncova and Black Diamond acquisitions in 2011. The increase in computers and telecom for the three and nine months ended September 30, 2012 was due to an increase in maintenance contract costs and telephone costs related to the increase in headcount from our acquisitions. Depreciation also increased due to leasehold improvement additions related to new facilities in Jacksonville, New Rochelle and London. These increases were partially offset by decreased legal and professional fees as we incurred lower legal fees during the three months ended September 30, 2012 as compared to the same period in 2011 due to the dismissal of Kinexus Corporation lawsuit by the Delaware Chancery Court in July 2012; and no acquisition-related costs were incurred in the first nine months of 2012 as compared to costs for our acquisitions of Syncova and Black Diamond in 2011.

Amortization of Other Intangibles

	Three Months Ended September 30			Nine Months Ended September 30
	2012	2011	Change	2012	2011	Change
Amortization of other intangibles (in thousands)	$955	$960	$(5)	$2,867	$1,851	$1,016
Percent of total net revenues	1%	1%		1%	1%

Amortization of other intangibles represents amortization of non-technology related intangible assets. The increase during the nine months ended September 30, 2012 resulted from increased amortization associated with Syncova and Black Diamond which we acquired in February 2011 and June 2011, respectively.

Restructuring Charges

	Three Months Ended September 30			Nine Months Ended September 30
	2012	2011	Change	2012	2011	Change

Restructuring (benefit) charges (in thousands)	$(17)	$57	$(74)	$53	$131	$(78)
Percent of total net revenues	0%	0%		0%	0%

During the three months ended September 30, 2012, we recorded a restructuring benefit of $(17,000) which was primarily due to savings associated with the early termination of a lease of the former Tamale facility in Boston. Restructuring charges during the nine months ended September 30, 2012 primarily represented a lease termination payment we incurred associated with a facility in Oslo, Norway, partially offset by a restructuring benefit to adjust facility exit assumptions upon exiting our restructured facility in San Francisco. Restructuring charges during the nine months ended September 30, 2011 primarily relate to the present value amortization of facility exit obligations, partially offset by adjustments to other facility exit assumptions.

For additional analysis of the components of the payments and charges made against the restructuring accrual, see Note 12 “Restructuring Charges” to our condensed consolidated financial statements.

In October 2012, we approved a re-organization plan to align strategy and function, reduce operating costs and improve profitability, which will result in a reduction in force of approximately 50 employees. We expect to incur between $2 million and $4 million in pre-tax restructuring charges, all of which would result in cash expenditures for one-time employee termination benefits. We expect to substantially complete the reduction in force by March 31, 2013 and expect to incur most of the pre-tax charges during the fourth quarter of 2012 with the remainder incurred in the first quarter of 2013.

Interest and Other Income (Expense), Net

	Three Months Ended September 30			Nine Months Ended September 30
	2012	2011	Change	2012	2011	Change
Interest and other income (expense), net (in thousands)	$(130)	$(815)	$685	$(1,105)	$(837)	$(268)
Percent of total net revenues	0%	-1%		0%	0%

Interest and other income (expense), net consists of interest income and interest expense, realized gains and losses on investments and foreign currency gains and losses.

Interest and other income (expense), net changed due to the following (in thousands):

	Change From	Change From
	2011 to 2012	2011 to 2012
	QTD	YTD

Increase in interest expense	$(457)	$(1,487)
Impact of foreign exchange	644	731
Loss on investment	500	500
Various other items	(2)	(12)

Total change	$685	$(268)

The increase in interest expense during the three and nine months ended September 30, 2012 resulted from debt issuance cost amortization and interest costs associated with the debt agreement that we entered into in November 2011. The US dollar weakened against foreign currencies in which we do business during the three and nine months ended September 30, 2012, which resulted in a foreign exchange gain of $0.3 million and $0.2 million, respectively, compared to a strengthening of the US dollar resulting in foreign exchange losses of $0.4 million and $0.5 million in the corresponding periods of 2011. During the third quarter of 2011, we wrote off the remaining investment in a privately held company and recorded an impairment loss of $0.5 million.

Provision for Income Taxes

	Three Months Ended September 30			Nine Months Ended September 30
	2012	2011	Change	2012	2011	Change

Provision for income taxes (in thousands)	$4,812	$2,935	$1,877	$13,181	$9,848	$3,333
Effective tax rate	38%	30%		37%	31%

The increase in the effective tax rate during three and nine months ended September 30, 2012 compared to the comparable periods of 2011 was primarily due to the expiration of the Federal Research Credit at the end of 2011.

We expect our annual effective tax rate for 2012 to be between 35% and 40%.

Discontinued Operation

	Three Months Ended September 30			Nine Months Ended September 30
(in thousands)	2012	2011	Change	2012	2011	Change

Net revenues	$—	$—	$—	$—	$—	$—

Income (loss) from operation of discontinued operation applicable taxes of $(13), $(17), $134 and $32 respectively)	$11	$(27)	$38	$233	$48	$185

Gain on disposal of discontinued operation (net of taxes of $0, $0, $0 and $1,279, respectively)	—	—	—	—	1,725	(1,725)

Net income (loss) from discontinued operation	$11	$(27)	$38	$233	$1,773	$(1,540)

In connection with the sale of our MicroEdge subsidiary in the fourth quarter of 2009, $3.0 million of the proceeds had been placed in escrow. As this $3.0 million was released from escrow and received by the Company in March 2011, our discontinued operation recorded a gain of $1.7 million in “net income from discontinued operation, net of applicable taxes” in 2011.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of our cash, cash equivalents and marketable securities (in thousands):

	September 30	December 31
	2012	2011

Cash and cash equivalents	$50,682	$65,525
Short-term and long-term marketable securities	$92,776	$70,825

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

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Nine Months Ended September 30
	2012	2011

Net cash provided by operating activities from continuing operations	$53,773	$55,610
Net cash used in investing activities from continuing operations	$(30,351)	$(60,526)
Net cash used in financing activities from continuing operations	$(37,930)	$(43,870)
Net cash used in operating activities from discontinued operation	$(593)	$(50)
Net cash provided by investing activities from discontinued operation	$—	$3,004

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

Our cash provided by operating activities from continuing operations of $53.8 million during the nine months ended September 30, 2012 was primarily the result of our net income plus non-cash charges including stock-based compensation, and depreciation and amortization. Cash flows resulting from changes in assets and liabilities include a decrease in accounts receivable, accrued liabilities and deferred revenues. Days’ sales outstanding were 55 days during the nine months ended September 30, 2012, compared to 64 days in same period of 2011. The decrease in deferred revenue primarily resulted from the ratable recognition of deferred term license, maintenance and other recurring revenues over their contract period during the nine months ended September 30, 2012, and the release of deferred revenue associated with our term license implementations. The decrease in accrued liabilities reflects cash payments of fiscal 2011 liabilities including year-end bonuses, commissions, and payroll taxes. Other changes in assets and liabilities included an increase in prepaid and other assets, and income taxes payable.

Our cash provided by operating activities from continuing operations of $55.6 million for the nine months ended September 30, 2011 was primarily the result of our net income plus non-cash charges including stock-based compensation, and depreciation and amortization. Cash flows resulting from changes in assets and liabilities include an increase in accounts receivable and deferred revenue and a decrease in accrued liabilities. Days’ sales outstanding were 64 days during the nine months ended September 30, 2011, compared to 59 days in the same period of 2010. The increase in deferred revenue reflects additional billings associated with recent bookings, customer renewals and the deferral of professional services revenue. The decrease in accrued liabilities reflected cash payments of fiscal 2010 liabilities including year-end bonuses, commissions, and payroll taxes. Other changes in assets and liabilities included an increase in accounts payable and income taxes payable.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including changes in our net revenues and operating results, new term license bookings that increase deferred revenue, collection of accounts receivable, payment of federal income taxes and timing of payments.

Cash Flows from Investing Activities for Continuing Operations

Net cash used in investing activities from continuing operations of $30.4 million for the nine months ended September 30, 2012 reflects purchases of marketable securities of $92.0 million, capital expenditures of $5.4 million primarily related to purchases of software licenses and, to a lesser extent, the build-out of our new facilities in New Rochelle and Jacksonville, capitalized software development costs of $1.9 million and the final installment payment of $0.7 million related to our acquisition of East Circle, which we acquired in December 2006. These expenditures were offset by proceeds received from the sale and maturity of marketable securities of $69.6 million.

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

Cash Flows from Financing Activities for Continuing Operations

Net cash used in financing activities from continuing operations for the nine months ended September 30, 2012 of $37.9 million reflects the repurchase of 1.7 million shares of our common stock for $41.3 million, debt repayments totaling $3.8 million and payments totaling $5.2 million to satisfy withholding taxes on equity awards that are net share settled. These financing cash outflows were partially offset by cash received from the issuance of common stock under our employee stock purchase plan (ESPP) of $3.5 million, the exercise of employee stock options of $4.2 million, and tax benefits relating to excess stock-based compensation deductions of $4.7 million, which represents the reduction in income taxes payable resulting from tax deductions from stock-based compensation.

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

Cash Flows from Operating Activities for Discontinued Operation

Net cash used in operating activities from discontinued operation of $0.6 million during the nine months ended September 30, 2012 primarily reflects a decrease in accrued restructuring related to cash payments of its facility lease.

Our cash used in operating activities from discontinued operation of $50,000 for the nine months ended September 30, 2011 was primarily the result of our net income from discontinued operation, partially offset by the gain of $3.0 million from the release of funds held in escrow in connection with the sale of MicroEdge on October 1, 2009. Other changes in assets and liabilities include an increase in income taxes payable.

Cash Flows from Investing Activities for Discontinued Operation

Net cash provided by investing activities from discontinued operation of $3.0 million during the nine months ended September 30, 2011 reflects cash received from the release of proceeds held in escrow in connection with the sale of MicroEdge on October 1, 2009.

Working Capital

At September 30, 2012, we had working capital of $32.1 million, compared to working capital of $12.0 million at December 31, 2011. The increase in our working capital at September 30, 2012 is primarily due to the generation of operating cash flow of $53.8 million and proceeds from employee stock option exercises and ESPP totaling $7.7 million during the nine months ended September 30, 2012, partially offset by cash paid to repurchase common stock of $41.3 million.

Term Loan and Revolving Credit Facility

On November 30, 2011, Advent entered into a Credit Agreement (the “Credit Agreement”) by and among Advent, the lenders party thereto (the “Lenders”), U.S. Bank National Association, as documentation agent, Wells Fargo Bank, National Association, as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders (“Agent”).

The Credit Agreement provides for (i) a $50.0 million revolving credit facility, with a $25.0 million letter of credit sublimit and a $10.0 million swingline loan sublimit (the “Revolving Credit Facility”), (ii) a $50.0 million term loan facility (the “Term Loan A Facility”), and (iii) a $50.0 million delayed draw term loan facility (the “Delayed Draw Term Loan Facility” and, together with the Term Loan A Facility, the “Term Loan Facility”). Advent may request borrowings under the Revolving Credit Facility until November 30, 2016. Advent may request borrowings under the Delayed Draw Term Loan Facility until November 30, 2012.  The Credit Agreement also contains an increase option permitting Advent, subject to certain requirements, to arrange with the Lenders and/or new lenders for up to an aggregate of $50.0 million in additional commitments, which commitments may be for revolving loans or term loans. The proceeds of the loans made under the Credit Agreement may be used for general corporate purposes.  On November 30, 2011, Advent borrowed $50.0 million of term loans under the Term Loan A Facility of which $3.8 million was repaid during the nine months ended September 30, 2012. At September 30, 2012, we had a total debt balance of $46.3 million and were in compliance with all associated covenants.

Common Stock Repurchases

In October 2011, the Board authorized the repurchase of up to 2.0 million shares of the Company’s common stock. At September 30, 2012, there remained approximately 0.4 million shares authorized by the Board for repurchase. The following table provides a summary of the quarterly repurchase activity during the nine months ended September 30, 2012 under the stock repurchase program approved by the Board in October 2011 (in thousands, except per share data):

	Total		Average
	Number		Price
	of Shares		Paid
	Purchased	Cost	Per Share

Q1 2012	268	$6,788	$25.38
Q2 2012	745	19,337	25.96
Q3 2012	639	15,150	23.71

Total	1,652	$41,275	$25.00

Off-Balance Sheet Arrangements and Contractual Obligations

The following table summarizes our contractual cash obligations as of September 30, 2012 (in thousands):

	Three
	Months Ended
	December 31	Years Ended December 31
	2012	2013	2014	2015	2016	Thereafter	Total
Operating lease obligations, net of sub-lease income	$2,240	$9,212	$9,624	$9,599	$8,068	$27,194	$65,937
Debt	1,250	5,000	5,000	5,000	30,000	—	46,250
Total	$3,490	$14,212	$14,624	$14,599	$38,068	$27,194	$112,187

On October 1, 2009, we completed the sale of our MicroEdge subsidiary. See Note 6 “Discontinued Operation” to the consolidated financial statements for a description of the principal terms of the divestiture. With the exception of the MicroEdge facilities in New York City, the leases related to MicroEdge have been transferred to the purchaser.

In connection with the sale of MicroEdge, the Company entered into a sub-lease agreement with Microedge LLC, whereby Microedge LLC will sub-lease approximately 24,000 square feet of the 29,000 square feet of office space located at 619 West 54th Street in New York, New York from the Company. Under the sub-lease agreement, the purchaser contracted to sub-lease the premises for two years with the option to extend the sub-lease term through the end of the lease term in 2018. The sub-lease agreement became effective upon the close of sale of MicroEdge on October 1, 2009. The sub-lease agreement was amended during the first quarter of 2011. Under the amended sub-lease agreement, the purchaser will sub-lease the premises through the end of the lease term, with an option to terminate in September 2013, subject to penalties. As of September 30, 2012, the Company had gross operating lease commitments totaling $7.6 million, less estimated sublease income of $1.8 million, which are not reflected in the above table.

As of September 30, 2012, the principal outstanding under our Credit Agreement was $46.3 million, which is due in full no later than November 30, 2016.

At September 30, 2012 and December 31, 2011, we had a gross liability of $11.8 million and $11.1 million for uncertain tax positions. If recognized, the impact on our statement of operations would be to decrease our income tax expense and increase our net income by $9.6 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of the federal tax benefit of state income tax items. Since almost all of this liability relates to reserves against deferred tax assets that we do not expect to utilize in the short term, we cannot estimate the timing of potential future cash settlements and have not included any estimates in the table of contractual cash obligations above. Our cash payments for federal income taxes will continue to be 10% or less of taxable income through 2012 as we have significant net operating losses and tax credit carryforwards to utilize.

At September 30, 2012 and December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We expect that for the next year, our operating expenses will continue to constitute a significant use of cash flow. In addition, we may use cash to fund other acquisitions, repurchase additional common stock, or invest in other businesses, when opportunities arise. Based upon the predominance of our revenues from recurring sources, we currently expect that our cash and cash equivalents, marketable securities, and cash generated from operations and available to us under our debt agreement will be sufficient to satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, repayment of debt principal and interest, and financing activities in the next 12 months. However, if we identify opportunities that exceed our current expectation, we may choose to seek additional capital resources through debt or equity financing. However, such financing may not be available at all, or if available, may not be obtainable on terms favorable to us and could be dilutive.

The Company has reviewed its needs in the United States for possible repatriation of undistributed earnings or cash of its foreign subsidiaries. The Company presently intends to continue to invest indefinitely all earnings and cash outside of the United States of all foreign subsidiaries to fund foreign investments or meet foreign working capital and property, plant and equipment requirements. At September 30, 2012, we had approximately $8.7 million of cash in our foreign subsidiaries.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Historically, much of our revenues and capital spending was transacted in US dollars. However, since the acquisitions of Advent Denmark, Advent Norway, Advent Sweden, Advent Netherlands, and Advent Europe’s remaining distributors in the United Kingdom and Switzerland, as well as the opening of our Asia Pacific offices, whose service and certain license revenues and capital spending are transacted in local country currencies, we have greater exposure to foreign currency fluctuations. At September 30, 2012, we had approximately $8.7 million of cash in our foreign subsidiaries. Additionally, as of September 30, 2012, $66.5 million of goodwill and intangibles from the acquisition of these entities were denominated in foreign currency. Therefore a hypothetical change of 10% in exchange rates could increase or decrease our consolidated results of operations or cash flows by approximately $0.9 million and could increase or decrease our assets and equity by approximately $6.6 million.

We maintain an investment portfolio of various holdings, types, and maturities. Our interest rate risk relates primarily to our investment portfolio, which consisted of $143.5 million in cash and cash equivalents, short-term marketable securities, and long-term marketable securities as of September 30, 2012. Our marketable securities are generally classified as available-for-sale and, consequently, are recorded on our condensed consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. At any time, a rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures.

The following table presents hypothetical changes in fair value of our marketable securities of $92.8 million at September 30, 2012. The market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 25 basis points (“BPS”), 50 BPS, and 100 BPS. For balances at September 30, 2012, the hypothetical fair values are as follows (in thousands):

	Decrease in Interest Rates			Increase in Interest Rates
	-100 Basis Points	-50 Basis Points	-25 Basis Points	25 Basis Points	50 Basis Points	100 Basis Points
Total Fair Value	$93,095	$92,936	$92,856	$92,696	$92,616	$92,457
Change in Fair Value	$319	$160	$80	$(80)	$(160)	$(319)
% Change in Fair Value	0.34%	0.17%	0.09%	-0.09%	-0.17%	-0.34%

We also have interest rate risk related to debt and associated interest expense under our Term Loan A Facility, which is indexed to JPMorgan Chase Bank, N.A.’s prime rate or LIBOR. We estimate that a hypothetical plus or minus of 100 BPS would increase or decrease our interest expense and cash flows by approximately $0.5 million on an annual basis, respectively.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(f) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective as of September 30, 2012 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to Advent’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting which were identified in connection with the evaluation required by Rule 13a-15(e) of the Exchange Act that occurred during the third quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, Advent’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

On July 13, 2012, the Delaware Chancery Court dismissed the lawsuit filed against Advent on March 8, 2005 by certain former shareholders of Kinexus Corporation and the shareholders’ representative (Kinexus Representative LLC, Morriss Holdings LLC, MIC III LLC, MIC V LLC, Berkeley Holdings and Doug Morriss). The complaint alleged that Advent breached the Agreement and Plan of Merger dated as of December 31, 2001 pursuant to which Advent acquired all of the outstanding shares of Kinexus due principally to the fact that no amount was paid by Advent on an earn-out of up to $115 million. The earn-out, which was payable in cash or stock at the election of Advent, was based upon Kinexus meeting certain revenue targets in both 2002 and 2003. Advent advised the shareholders’ representative in January 2003 that the earn-out terms had not been met in 2002 and accordingly no earn-out was payable for 2002 and would not be payable for 2003. On July 13, 2012, the Court dismissed the case. The appeal period has expired and the plaintiffs did not file an appeal. Management did not accrue any amounts for any potential loss related to this case.

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

Total recurring revenues, which we define as term license, maintenance from term and perpetual arrangements, other recurring revenue and Asset Under Administration (AUA) fees for certain perpetual arrangements, represented 90%, 89% and 89% of total net revenues during the first nine months of 2012, and fiscal years 2011 and 2010, respectively. We expect to continue to derive a significant portion of our revenue from our clients’ renewal of term license, perpetual maintenance and other recurring contracts and such renewals are critical to our future success. Some factors that may affect the renewal rate of our contracts include:

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

Most of our perpetual license customers have historically renewed their annual maintenance although our customers have no obligation to renew such maintenance after the first year of their license agreements. Our perpetual license maintenance revenues have been trending downward and decreased 5%, 3% and 2% during the first nine months of 2012, fiscal years 2011 and 2010, respectively. In addition, market downturns, such as the downturn beginning in the fall of 2008, and other factors have caused, and may in the future cause, some clients not to renew their maintenance; reduce their level of maintenance; not renew their term license contracts; or renew such term licenses for fewer products or users, all of which adversely affects our renewal rates and revenue from these customers. Our renewal rates are based on cash collections and are disclosed one quarter in arrears. Our reported quarterly renewal rate for perpetual maintenance and term license renewals may fluctuate. For example, our disclosed quarterly renewal rates during 2011 and 2010 were higher than the corresponding periods in 2009, but below those in 2008.  Decreases in renewal rates reflect reduced maintenance expenditures, reduced term license renewals, customer attrition, and reductions in products licensed or number of users by clients, as well as from slower payments received from renewal clients.

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

As a result of a lengthy and unpredictable sales cycle, we have limited ability to forecast the timing and amount of specific perpetual license sales, or term license, Advent OnDemand and Black Diamond sales which we report quarterly as annual contract value (ACV) bookings. The timing of large individual license sales is especially difficult to forecast, and we may not be successful in closing large license transactions on a timely basis or at all. Customers may postpone their purchases of our existing products or product enhancements in advance of the anticipated introduction of new products or product enhancements by us or our competitors. Accordingly, our level of ACV bookings in any particular period is subject to significant fluctuation. For example, during 2011, our ACV bookings increased by 6%, compared to 2010. During the third quarter of 2012, our ACV bookings decreased slightly by 0.5% compared to the second quarter of 2012.

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

During the first nine months of 2012 and fiscal years 2011 and 2010, we recognized 90%, 89% and 89%, respectively, of total net revenues from recurring sources. We generally recognize revenue from these sources ratably over the terms of these agreements, which typically range from one to three years. As a result, almost all of our revenues in any quarter are generated from contracts entered into during previous periods.

Consequently, a significant decline in new business generated in any quarter may not materially affect our results of operations in that quarter but will have an impact on our revenue growth rate in future quarters. We also experience fluctuations and seasonality in our new business generated each quarter. For example, ACV in the third quarter of 2012 decreased by 16% compared to ACV bookings in the comparable 2011 period and decreased slightly by 0.5% compared to the second quarter of 2012. ACV for fiscal 2011 increased 6% compared to fiscal 2010. Additionally, a decline in renewals of term agreements, maintenance or data and other subscription contracts during a quarter will not be fully reflected in our financial performance in that quarter. For example, because we recognize revenue ratably, the non-renewal of term agreements or maintenance contracts late in a quarter may have very little impact on revenue for that quarter, but will reduce revenue in future quarters. In addition, we may be unable to adjust our costs in response to reduced revenue.

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

The market for investment management software systems has been and may in the future be negatively affected by a number of factors, including reductions in capital expenditures by customers and volatile performance of major financial markets. For example, U.S. and European economies continued to show signs of weakening during the third quarter of 2012 due to the growing uncertainty about the fate of the eurozone and continued weakness in US labor markets. With this volatile environment and general uncertainty as a backdrop, our customers became cautious and slowed buying decisions which elongated some sales and cash collection cycles. Also, our new contract bookings, renewal rates and cash collections was lower than expected during the first nine months of 2012, especially in Europe and the Middle East, and may continue for the rest of 2012. Market conditions have also impacted our performance in the past.  For example, macroeconomic concerns in 2011, such as the Euro-zone default risk and US debt ceiling debate, resulted in a cautious buying environment and elongated sales cycles in some instances. Also, during the fall of 2008 through 2010, we experienced some clients and prospects delaying or cancelling additional license purchases, while others went out of business, reduced personnel, or were acquired. The target clients for our products include a range of financial services organizations that manage investment portfolios. The success of many of our clients is intrinsically linked to the health of the financial markets. The demand for our solutions has been and continues to be disproportionately affected by fluctuations, disruptions, instability and downturns in the economy and financial services industry, which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products.

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

Revenues from recurring sources have grown to 90% in the first nine months of 2012 from 89% in both 2010 and 2011, respectively. During the first nine months of 2012, term license revenues comprised approximately 49% of recurring revenues as compared to approximately 46% and 43% in fiscal years 2011 and 2010, respectively. Term license contracts are comprised of both software licenses and maintenance services.

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

We market and sell our products in the United States and, to a growing extent, internationally. Revenues derived from international sales comprised 17%, 18% and 15% of our total revenues in the first nine months of 2012, and fiscal years 2011 and 2010, respectively. We have international subsidiaries in Hong Kong, China, Singapore, Denmark, Netherlands, Norway, Sweden, Switzerland, England, and in the United Arab Emirates.

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

Our success depends significantly upon our proprietary technology. We currently rely on a combination of copyright, trademark, patent and trade secret law, as well as confidentiality procedures and contractual provisions to protect our proprietary rights. We have registered trademarks and copyrights for many of our products and services and will continue to evaluate the registration of additional trademarks and copyrights as appropriate. We generally enter into confidentiality agreements with our employees, customers, resellers, vendors and others. We seek to protect our software, documentation and other written materials under trade secret and copyright laws. We also have four issued patents. Despite our efforts, existing intellectual property laws may afford only limited protection. It may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use our proprietary information. In addition, we cannot be certain that others will not develop or acquire substantially equivalent or superseding proprietary technology, equivalent or better products will not be marketed in competition with our products, or others may not design around any patent that we have or that may be issued to us or other intellectual property rights of ours, thereby substantially reducing the value of our proprietary rights. We cannot be sure that we will develop proprietary products or technologies that are patentable, that any patent, if issued, would provide us with any competitive advantages or would not be challenged by third parties, or that the patents of others will not adversely affect our ability to do business. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States and so our expansion into international markets may expose our proprietary rights to increased risks. Litigation may be necessary to protect our proprietary technology which may be time-consuming and expensive, with no assurance of success. As a result, we cannot be sure that our means of protecting our proprietary rights will be adequate.

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

Our cash equivalent and short-term investment portfolio as of September 30, 2012 and December 31, 2011 consisted of US government, foreign government and corporate debt securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of adverse financial market conditions, investments in some financial instruments may pose risks arising from recent market liquidity and credit concerns. As of September 30, 2012 and December 31, 2011, we had no impairment charges associated with our short-term investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain materially unimpaired. In addition, the decrease in interest rates has materially decreased the interest income we receive on our investments.

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

Our founder and the chairman of our board of directors own or control, indirectly or directly, a substantial number of shares of our common stock (approximately 6% and 31%, respectively, as of October 31, 2012). As a result, if these parties were to act together, they would have the ability to exert significant influence on matters submitted to our stockholders for approval, such as the election or removal of directors, amendments to our certificate of incorporation or the approval of a business combination. These actions may be taken even if they are opposed by other stockholders or it may be difficult to approve these actions without their consent. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

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

Additionally, as a publicly-traded company, we are subject to significant regulations including the Dodd-Frank Act and the Sarbanes-Oxley Act of 2002 (“the Sarbanes-Oxley Act”). These regulations increase our accounting, operating and legal compliance costs and could also expose us to additional liability if we fail to comply with these or other new rules and reporting requirements. In fiscal 2011, 2010, and 2009, we incurred approximately $0.4 million, $0.4 million and $0.5 million, respectively, in Sarbanes-Oxley Act related expenses consisting of external consulting costs. There are also significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, which may further increase our costs.

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

In October 2011, the Board authorized the repurchase of up to an additional 2.0 million shares of the Company’s common stock. During the third quarter of 2012, the Company repurchased 0.6 million shares of its common stock for an average price per share of $23.71. At September 30, 2012, there remained approximately 0.4 million shares authorized by the Board for repurchase. The following table provides a month-to-month summary of the repurchase activity under the stock repurchase program approved by the Board in October 2011 during the three months ended September 30, 2012:

			Maximum
	Total	Average	Number of Shares That
	Number	Price	May Yet Be Purchased
	of Shares	Paid	Under Our Share
	Purchased	Per Share	Repurchase Programs
	(shares in thousands)

July 2012	128	$26.95	905
August 2012	511	$22.90	394
September 2012	—	$—	394

Total	639	$23.71	394

We withheld shares through net share settlements during the three months ended September 30, 2012. The following table provides a month-to-month summary of the purchase activity upon the employee vesting of restricted stock units and the exercise of stock-settled stock appreciation rights under our equity compensation plan to satisfy tax and exercise withholding obligations during the three months ended September 30, 2012 (in thousands, except per share data):

	Total		Maximum Number
	Number	Average	of Shares that May
	of Shares	Price Per	Yet Be Purchased
Month	Purchased (1)	Share	Under the Plan

July	16	$27.30	—
August	3	$22.68	—
September	2	$24.92	—

Total	21	$26.33	—

(1)         These purchases represent shares cancelled when surrendered in lieu of cash payments for tax and exercise obligations due from employees. These shares were not purchased as part of a publicly announced program to purchase shares.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

Index to exhibits

3.1                   Amended and Restated Bylaws of Advent Software, Inc. effective as of September 25, 2012 (previously filed as Exhibit 3.1 to Form 8-K filed on August 16, 2012)

10.1            Executive Severance Plan dated March 14, 2006, as amended

31.1            Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2            Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1            Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2            Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101               The following materials from the Advent Software, Inc. Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVENT SOFTWARE, INC.

Dated: November 8, 2012	By:	/s/ James S. Cox
James S. Cox
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)