Form 10-K
period 2012-12-31
ADVENT SOFTWARE INC /DE/
filed 2013-02-28
CIK 1002225

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The number of shares of the registrant's common stock outstanding as of June 30, 2012 was 50,695,841. The aggregate market value of the registrant's common stock held by non-affiliates, based upon the closing price on June 30, 2012, as reported on the NASDAQ National Market System, was approximately $686 million. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of January 31, 2013, there were 50,493,877 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part herein.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included under Item 8 of this Annual Report on Form 10-K. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended, including, but not limited to statements referencing our expectations relating to future revenues, expenses and operating margins. Forward-looking statements can be identified by the use of terminology such as "may," "will," "could," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue," "intends," or other similar terms and the negative of such terms regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include, among others, statements regarding the future of the investment management market and opportunities for us related thereto, future expansion, acquisition, divestment of or investment in other businesses, projections of revenues, future cost and expense levels, expected timing and amount of amortization expenses related to past acquisitions, future effective tax rates, future exchange rates, the adequacy of resources to meet future cash requirements, renewal rates, estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, future client wins, future hiring and future product introductions and acceptance. Such forward-looking statements are based on our current plans and expectations and involve known and unknown risks and uncertainties which may cause our actual results or performance to be materially different from any results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to the "Risk Factors" set forth in "Item 1A. Risk Factors" in this Form 10-K, as well as other risks identified from time to time in other Securities and Exchange Commission ("SEC") reports. You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results, levels of activity or performance and represent our expectations only as of the date they are made.

        Unless expressly stated or the context otherwise requires, the terms "we", "our", "us", the "Company" and "Advent" refer to Advent Software, Inc. and its subsidiaries. Unless otherwise indicated, all references to number of shares and to per share information (except shares authorized) have been retroactively adjusted to reflect a two-for-one stock split which occurred on January 18, 2011.

PART I

Item 1.    Business

Overview

        Advent Software, Inc. was founded and incorporated in 1983 in California and reincorporated in Delaware in November 1995. We offer software products and services for automating and integrating data and work flows across the investment management organization, as well as between the investment management organization and external parties. Our products are intended to increase operational efficiency, improve the accuracy of client information and enable better decision-making. Each solution focuses on specific mission-critical functions of the investment management organization (portfolio accounting and reporting; trade order management and post-trade processing; research management; account management; and custodial reconciliation) and is tailored to meet the needs of a particular market segment of the investment management industry, as determined by size, assets under management and complexity of the investment process.

        Our business derives revenues from the development, marketing and sale of software products, hosting services, data interfaces and related maintenance and services that automate, integrate and support certain mission-critical functions of investment management organizations around the world. We completed the sale of our MicroEdge subsidiary in October 2009. MicroEdge derived revenues from the sale of software and services for grant management, matching gifts and volunteer tracking for the grantmaking community, primarily in the United States and United Kingdom. The results of MicroEdge have been reclassified as a discontinued operation for all periods presented. Unless otherwise noted, discussion in this document pertains to our continuing operations.

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

Clients

        Advent's clients are investment management firms and service providers that manage, advise and perform recordkeeping functions on financial assets. Examples of these institutions include global and U.S.-based asset managers, wealth managers, registered investment advisors, prime brokers, fund administrators, hedge funds, family offices, broker dealers, foundations, pension funds, endowments, and funds of funds. We have a diverse client base ranging from small firms to some of the largest institutional investment firms in the world. In fiscal 2012, 2011 and 2010, no single customer accounted for more than 10% of our total net revenues. Geographically, the U.S. continues to represent our primary market, with international sales representing 17%, 18% and 15% of total net revenues in 2012, 2011 and 2010, respectively.

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

Market Trends

        Advent's market has been recovering since the initial economic crisis in the fall of 2008. Advent has experienced the effect of the crisis on investment management organizations in two ways: we saw the decline in market valuations impact the size and buying power of some of our clients while trepidation about further potential dislocations lengthened the buying cycles for other prospective clients. More recent macroeconomic concerns such as the European sovereign debt crisis and the U.S. "fiscal cliff" have prolonged a cautious buying environment with elongated sales cycles, particularly in the Europe, Middle East and Africa (EMEA) region. At the same time, the investment management market faces increasing pressure from both regulators and their clients to provide greater operational risk management and transparency. Since the financial crisis, Advent has continued to deliver record revenues, our win rates have stayed strong, and our prospective customer pipeline is healthy.

        The demand we see for our products and services is coming from: new firm formation, new business lines and combinations of business lines created in existing client firms, replacement of legacy and competitor systems, and expansion of our existing customer relationships. Supporting these demand drivers are the underlying secular trends we see in the industry. We anticipate these trends, which drive demand for Advent solutions, will continue:

  •
  Globalization and growth of wealth.  Developed nations and developing nations such as India, China, Russia, and Brazil are building wealth that will lead to an increase in professional investment managers and the creation of sovereign wealth funds. Additionally, as a result of the downsizing at large banks, investment professionals have been leaving to form their own firms.

  •
  Increased transparency, efficiency and risk management.  Firms continue to focus on operational risk, resulting from discoveries of fraud during the financial crisis and concerns regarding transparency and counterparty exposure. This continued focus leads investment management firms to "shadow" their custodian's books to ensure their accuracy, drives investor demand for institutional-grade operations, and has led many firms to automate the documentation of their investment process through research management software.

  •
  Regulatory changes.  Our customers must comply with rules, regulations, directives, and standards from governmental and self-regulating organizations, among others. We develop, configure, and market products and services to assist customers in meeting those requirements, including the evolving requirements in the US and the European Union. For example, among the Dodd-Frank Wall Street Reform and Protection Act of 2010's provisions is a requirement that bank holding companies divest proprietary trading desks, as well as a requirement that hedge funds register with the SEC as investment advisors and provide information about their trades and portfolios. We expect these two changes to increase the number of firms in our addressable market and motivate more firms to develop their systems infrastructure and research management processes to mitigate exposure.

  •
  Technological paradigm shift.  Increased demand for software delivery options including Software-as-a-Service (SaaS), cloud-based services, and information access through mobile devices.

        In this climate, our clients need to operate more efficiently, enhance investor confidence and ensure compliance. As a result, our clients leverage Advent to automate and integrate their mission-critical and labor-intensive functions, including:

  •
  Portfolio accounting, performance measurement and report generation;

  •
  Investment decision support;

  •
  Trade order management and compliance;

  •
  Client relationship management;

  •
  Straight-through-processing that includes connectivity and data integration;

  •
  Margin and finance management; and

  •
  Research management.

Seasonality

        We experience seasonality in our bookings. We believe that this seasonality in our bookings results from customer budgeting cycles and expect this seasonality to continue in the future. As a result, the fourth quarter of the year typically has more bookings, followed by lower bookings in the first quarter of the following year.

        We also experience seasonality in our operating cash flows and expect this seasonality to continue in the future. We experience lower operating cash flows in the first quarter of the year as we make payments on our year-end liabilities including payables, bonuses, commissions and payroll taxes. Conversely, we experience relatively stronger operating cash flows in the fourth quarter of the year because we traditionally experience higher licensing activity which we bill annually at the anniversary of the contract signing date. This results in higher collections during the fourth quarter.

Strategy

Purpose

        We exist to help our clients and employees thrive and transform the investment management industry. Today, we are focused on eliminating the borders between systems, information and people. To realize our purpose, we must be the best at what our clients expect from us. We expect to maintain and extend our leadership by innovating the design and delivery of our solutions to make them easier to implement, adopt and own, and by being attentive and responsive to our clients' varied lines of business, user profiles, geographies and size.

Customer Focus

        At December 31, 2012, we served approximately 4,400 customers. The needs of our customers, and the investment management industry as a whole, continue to evolve. We are committed to making the required investments in product development, client services and support to continue delivering mission-critical solutions to our customers as their needs change. We believe our strategy and customer focus are driving increasing market acceptance for our products.

Business Model

        We offer a wide variety of products and services to a large number of financially sophisticated customers. Under our term license model which we instituted in 2005, customers purchase a license to use our software for a fixed period of time and we recognize the license revenue ratably over the length of the contract. Although the term license model has the effect of lowering license revenues compared to a perpetual model in its early periods, we believe the term license business model increases the total potential value of our customer relationships because the stability of our customer base and the market acceptance of our products result in a long customer relationship. We believe that a term license business model ultimately provides more predictable revenue streams.

        We continue to focus on growing our recurring revenues. Effective with the first quarter of 2011, we changed our presentation of the components of net revenues to recurring and non-recurring to reflect the predominant nature of our sources of revenue. Recurring revenues are comprised of term license, maintenance from legacy perpetual arrangements, and other recurring revenues. Non-recurring revenues are comprised of professional services and other revenues which now include perpetual license fees.

        Total recurring revenues have become our predominant source of revenues, comprising 89% of total net revenues in both 2010 and 2011 and 90% in 2012, and we expect to continue to derive a significant portion of our revenues from our clients' renewal of term license, perpetual maintenance and other recurring revenue contracts. These recurring revenue sources provide us with increased ability to make strategic decisions to invest in our business while remaining confident that our operating results will be reasonably predictable.

Products and Services

        Advent products are intended to automate those mission-critical functions in the investment management process that will increase operational efficiency, improve client relationships, facilitate timely regulatory compliance, enhance client reporting and enable better decision-making. For the most part, pricing is determined by the products purchased, the size of the implementation, and the customer's assets under management.

        These solutions are comprised of various combinations of Advent software products (delivered on premise and, more recently, also through the cloud in a SaaS model), data integration tools, and professional services. Our product revenues are derived principally from products delivered on premise. Our SaaS-based product offerings currently include Advent OnDemand, which includes our product offerings delivered over the web and hosted either by Advent or by a third party, and Black Diamond, which is web-based and hosted by Advent.

Solutions

  •
  Geneva® is a global portfolio management platform designed to meet the real-time needs of global asset managers, hedge funds, prime brokers, fund administrators, private equity firms and family offices worldwide. Geneva integrates all phases of the investment management process—portfolio management, accounting and reporting, client investor management, reconciliation and light trade capture and risk capabilities. Its "main memory" database offers more accurate and flexible reporting, and eliminates batch processing and time-consuming error corrections. Geneva enables firms to grow into new markets, deliver greater operational efficiencies, enhance investor service, process high trade volumes across multiple securities, improve compliance and security, and lower operating costs and risks.

  •
  Advent Portfolio Exchange® (APX) is a comprehensive portfolio management solution for asset managers and wealth managers worldwide which integrates the front-office functions of prospecting, marketing, customer relationship management and internal business management with the back-office operations of portfolio accounting, performance measurement and reporting. It allows firms to manage both high-net worth and institutional clients through a comprehensive range of capabilities, including customized reporting, automated report packaging, and performance analytics. APX provides easy access to critical data and enables firms to grow their business, retain assets and deliver superior client service. APX can be deployed locally as well as in the cloud.

  •
  Black Diamond offers independent advisors and wealth managers an innovative and dynamic portfolio management and reporting solution delivered through an easy-to-use, feature-rich web-based application. Advisors can access Black Diamond's customizable portfolio management and reporting online from anywhere, anytime without the need to maintain costly technology infrastructures. Black Diamond also provides outsourced daily reconciliation and data management services so firms can focus their efforts on servicing clients and growing their business rather than managing complex back office functions.

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

  •
  Moxy® automates and streamlines the portfolio construction, trading and order management process for the investment management community. Moxy also provides Internet-ready electronic order routing based on the industry standard FIX messaging protocol so that users can route trades electronically to any FIX-compliant broker, crossing networks, and various dark pools of liquidity that supports the internet or other TCP/IP connections. Trades are executed, processed, settled and accounted for without manual intervention. Through its streamlined integration with Advent's industry-leading portfolio management platforms, Moxy enables true internal and external straight-through-processing through various post trade interfaces and brings together mission-critical functions across investment management organizations.

  •
  Advent Rules Manager® is a tightly integrated solution that meets investment management firms' increasingly complex trading compliance and portfolio monitoring requirements. Advent Rules Manager is a rules-based system that enables firms to define their trading and portfolio policies easily and accurately, and automates their control and review. Firms can efficiently manage portfolios, trading, compliance workflow, and safeguard their client commitments. Advent Rules Manager helps firms record, test and compare their compliance practices against their policies, to help them demonstrate that their compliance programs are managed proactively.

  •
  Advent Revenue Center® provides asset managers with a solution that automates complex billing processes, from fee creation to accounts-receivable management. This solution integrates seamlessly with Advent's proven suite and not only reduces billing errors, but improves management's insight into the firm's revenue base.

  •
  Advent OnDemand® describes the SaaS delivery of Advent's suite of asset management solutions, which are hosted either by Advent or by a third party and are offered with or without fully outsourced data management services. Data management services include full account aggregation, daily portfolio reconciliation, corporate actions processing and reference data management.

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

  •
  Geneva World Investor (or Advent Partner® Featuring World Investor) is a single source solution for onshore and offshore investor accounting and servicing. This product is specifically designed for investment management firms that face the complex and time-consuming task of consistently and accurately accounting for and reporting on investor contributions and redemptions, capital gain/loss and income allocations, and management incentive fees. In addition, the product provides comprehensive economic and tax allocation reporting and streamlines the production of U.S. K-1 partnership tax returns. The Advent Partner Featuring World Investor offering integrates with Axys and APX; Geneva World Investor integrates with Geneva.

  •
  Rex® enables reconciliation management. Rex is integrated with Axys and APX and is designed for firms that want to reconcile information stored in Axys or APX against custodial information electronically. Rex works in conjunction with Advent Custodial Data, which provides data from a firm's custodian(s).

  •
  Syncova Margin, Syncova Financing and Syncova Essentials are a family of automated and highly configurable calculation solutions that facilitates the management and transparency of margin, financing and stock borrowing terms and fees. The Syncova solutions include Syncova Margin, Syncova Financing and Syncova Essentials and are designed specifically to address the increasingly complex relationships between hedge funds and prime brokers. Syncova solutions enable customizable rule definition, analysis, reconciliation, replication, optimization, alerting and reporting. In addition, Syncova's solutions respond to the growing demands of investors for better controls, reporting and transparency; and helps clients meet evolving regulatory compliance requirements. Syncova Margin and Syncova Financing are available on a locally installed basis, and Syncova Essentials is available as a hosted solution.

  •
  Tradex is ideal for organizations seeking a reliable solution for managing and distributing funds. With Tradex, an unlimited amount of funds and their associated order types are made available to client advisors, branches, agents and the end clients. The order flow from initiation to back-office and through to the funds' administrators becomes highly automated—a process which otherwise is very labor intensive and error prone. In addition to subscriptions and redemptions, Tradex handles fund switches, model orders, savings/pension plans, currency dealing, and fund and cash transfers. Tradex also manages fees and sales commissions.

  •
  Advent® General Ledger Exchange (Advent® GLX) is an easy-to-use general ledger ("GL") interface, which enables clients to gain efficiencies through eliminating duplicate data entry. With Advent GLX, clients can import portfolio transactions and unrealized gains and losses from APX and Axys, translate portfolio data into GL journal entries, and export directly into their ledger systems.

Data and Data Integration Services

  •
  Advent Custodial Data® (ACD) enables firms to retrieve and reconcile accounts efficiently through a single, standard, Advent-supported solution. ACD uses hundreds of direct-feed interfaces to consolidate account level information from more than 1,000 custodial sources. The data can then be used for reconciliation and posting into Advent's portfolio management, accounting and reporting systems, APX, Geneva and Axys. With efficient reconciliation, firms can maintain accurate cash and securities balances, reduce settlement risk, produce client statements earlier and ensure compliant trading. In addition, the flexibility of ACD makes it easy to add new accounts and/or to establish relationships with new custodians, allowing firms to grow their business more cost effectively.

  •
  Advent Corporate Actions® (ACA) is a straight-through-processing service that delivers customized, position-level corporate action reports for a broad range of action and security types, along with market effective transactions for mandatory U.S. and Canadian equity and ADR events, including tax compliant details. Using ACA, firms can track actions from announcement through effective date, receive alerts containing revisions and processing tips and gain access to a dedicated team of corporate action specialists who assist advisory staff with processing details and the interpretation and confirmation of complex tax opinions.

  •
  Advent® Index Data is our subscription-based and transaction-based service and allows clients to download pricing, corporate actions and other data from third party vendors such as Financial Times/Interactive Data ("FTID").

Support and Maintenance Services

        Term license customers receive support and maintenance services as part of the term license offering. Existing and new perpetual license customers purchase maintenance and support services, which entitles them to technical support and to product upgrades as they become available. We continually upgrade and enhance our products to respond to changing market needs, evolving regulatory requirements and new technologies.

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

Alliance Program

        Our Alliance Program is designed to benefit our clients and participants in the program. The program provides a means by which participants can develop, promote, and sell their products, services, and solutions in conjunction with our solutions. Advent's Alliance Program was created to further extend our product and service offerings.

Sales and Marketing

        Our sales groups include a direct sales organization (comprised of both field sales and tele-sales representatives) as well as product marketing and product management groups, which are responsible for assessing market opportunities and collaborating with our Global Solutions Development organization on product planning and management.

        We have sales and support offices throughout the world, including San Francisco, New York, Boston, Jacksonville, London, Oslo, Copenhagen, Stockholm, Amsterdam, Zurich, Dubai, Hong Kong, Beijing and Singapore.

        Our corporate marketing organization is responsible for providing support to the Company through lead generation activities, brand support, sales and marketing materials, and the provision of marketing events, such as conferences and seminars.

Product Development

        In fiscal 2012, 2011 and 2010, our product development expenses were $67.0 million, $57.6 million and $51.4 million, respectively. We also capitalized $2.2 million, $2.5 million and $2.2 million of software development costs in 2012, 2011 and 2010, respectively. Our product development organization builds product enhancements and new products, incorporates new technologies into existing products and sustains the quality of our current products. Our product development activities include the identification and validation of product specifications as well as engineering, quality assurance and documentation.

        Our new products and product upgrades require varying degrees of development time, depending upon the complexity of the accounting requirements and securities regulations which they are intended to address, as well as the number and type of features incorporated. To date, we have primarily relied upon internal development and, to a lesser extent, acquisitions for our products. We have in the past acquired, and may in the future acquire, additional technologies or products from third parties. For example, during 2011, we acquired Syncova, a UK-based company that provides margin management and financing software to hedge funds and prime brokers, and Black Diamond, a provider of web-based, outsourced portfolio management and reporting platforms for independent advisors. In March 2010, we acquired Goya AS to allow us to provide transfer agency-related solutions to mutual fund managers and mutual fund distributors, and in October 2008, we acquired Tamale Software, a provider of research management software which helps investment professionals manage their workflow and research process. We intend to continue to support industry standard operating environments, architectures and network protocols.

        We recently reorganized our business to a global functional structure. As a result of the reorganization, it will be easier for our Global Solutions Development group to map our solutions and product roadmaps to the ever-changing lines of business that our clients are adding. As we progress further in our new structure, we believe that we will be better able to efficiently and flexibly deliver more comprehensive and better solutions to our clients.

Unfilled License Orders, Deferred Revenues and Backlog

        Unfilled license orders represent license orders that have been received from our customers for the license of our software products but have not been shipped as of the end of the applicable fiscal period. Our customers generally do not cancel orders for our software products; however, we do not believe that unfilled license orders are a consistent or reliable indicator of future results. Unfilled license orders as of December 31, 2012 and 2011 totaled $0.5 million and $2.7 million, respectively.

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

        We generally recognize revenue from term licenses ratably over the period of the contract term which varies from one to five years but is typically three years. For these term contracts, we invoice the customer annually in advance. As a result, the first year's contract value is included in deferred revenue while subsequent years of the contracted value are not (unless the subsequent years are prepaid by the client, which is typically not the case). During the subsequent years, annual term billing results in an increase in deferred revenues at the commencement of each annual billing period. Total deferred revenues were $183.2 million and $174.9 million at December 31, 2012 and 2011, respectively. The increase during 2012 is primarily due to the increase in deferred revenues from term licenses and term implementations.

        We define backlog as the value of multi-year term license, outsourcing and data service contracts which contain a binding commitment for the full contract term, less any amounts from those contracts already invoiced. We exclude annual contracts from the backlog calculation since they contain annual renewal options (for example, annual term licenses, annual maintenance or data reconciliation contracts). Our total backlog was approximately $128.7 million and $133.0 million as of December 31, 2012 and 2011, respectively.

        For additional information regarding factors that affect the timing of the recognition of software license revenue, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Revenue Recognition and Deferred Revenues."

Competition

        The market for investment management software is characterized by the relative size of the organizations that manage and advise on investment portfolios. The market is competitive and highly fragmented. It is subject to rapid change and is sensitive to new product introductions and marketing efforts by industry participants. Competitors vary in size, scope of services offered and platforms supported. Our largest single source of competition is from proprietary systems used by our existing and potential clients, some of whom develop their own software for their particular needs and therefore may be reluctant to license software products offered by third party vendors such as Advent. We also face competition from other providers of software and related services as well as providers of outsourced services such as Addepar, Broadridge Financial Solutions, Charles River Development, DST International, the Eagle Investment Systems subsidiary of Bank of New York/Mellon Financial Corporation, Envestnet, Eze Software Group, BNY ConvergEx Group, FactSet Research Systems, FT Interactive Data, the IBSI division of SunGard, INDATA, the LatentZero division of Fidessa group plc, Linedata Services, the Macgregor division of Investment Technology Group, Schwab Performance Technologies, SimCorp A/S, SS&C Technologies Inc., Morningstar, and Orion. Many of our largest competitors have longer operating histories and greater financial, technical, sales and marketing resources, due in part to the on-going consolidation in our markets. Since 2005, many of our competitors have been acquired by larger enterprises, and it is possible that even larger competitors will be created through additional acquisitions of companies and technologies. We believe that Advent competes effectively in terms of the most predominant competitive differentiators, which include product performance and functionality, ease of use, scalability, ability to integrate external data sources, product and company reputation, client service and price.

Intellectual Property and Other Proprietary Rights

        Our success depends significantly upon our proprietary technology. We currently rely on a combination of copyright, trademark, patent and trade secret law, as well as confidentiality procedures and contractual provisions to protect our proprietary rights. We have registered trademarks and copyrights for many of our products and services and will continue to evaluate the registration of additional trademarks and copyrights as appropriate. We generally enter into confidentiality agreements with our employees, customers, resellers, vendors and others. We seek to protect our software, documentation and other written materials under trade secret and copyright laws. We also have four issued patents. While we do not believe we are dependent on any one of our intellectual property rights, we do rely on the combination of intellectual property rights and other measures to protect our proprietary rights. Despite these efforts, existing intellectual property laws may afford only limited protection. In addition, it may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use our proprietary information. In addition, we cannot be certain that others will not develop or acquire substantially equivalent or superseding proprietary technology, equivalent or better products will not be marketed in competition with our products, or others may not design around any patent that we have or that may be issued to us or other intellectual property rights of ours, thereby substantially reducing the value of our proprietary rights. We cannot be sure that we will develop proprietary products or technologies that are patentable, that any patent, if issued, would provide us with any competitive advantages or would not be challenged by third parties, or that the patents of others will not adversely affect our ability to do business. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some countries do not protect proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary to protect our proprietary technology which may be time-consuming and expensive, with no assurance of success. As a result, we cannot be sure that our means of protecting our proprietary rights will be adequate.

Employees

        As of December 31, 2012, we had 1,222 employees, including approximately 498 in client services and support, 211 in sales and marketing, 337 in product development and 176 in general and administration. Of these employees, 965 were located in the United States and 257 were based outside the United States. We endeavor to maintain competitive compensation, benefits, equity participation and work environment policies in order to attract and retain qualified personnel. None of our employees are subject to a union collective bargaining agreement. We have not experienced any work stoppages and we believe our employee relations are good.

Executive Officers of Registrant

        The following sets forth certain information regarding the executive officers of the Company as of January 31, 2013:

Name	Age	Position
David Peter F. Hess Jr.	42	Chief Executive Officer, President and Director
James S. Cox	41	Executive Vice President and Chief Financial Officer
Todd J. Gottula	39	Executive Vice President, Global Solutions Development and Chief Technology Officer
Chris J. Momsen	42	Executive Vice President, Global Sales and Solutions
Anthony E. Sperling	44	Executive Vice President, Global Client Experience
John P. Brennan	56	Senior Vice President, Human Resources and Facilities

        Mr. Hess joined Advent in 1994 and currently serves as Chief Executive Officer and President of Advent. Mr. Hess is responsible for the Company's global operations. Mr. Hess has served as Chief Executive Officer of Advent since June 2012, and as President of Advent since December 2008. From February 2007 to December 2008, Mr. Hess served as Executive Vice President and General Manager of Advent's Investment Management Group. From May 2004 to February 2007, Mr. Hess served as Executive Vice President and General Manager of our Global Accounts group. In this role, Mr. Hess had global responsibility for strategy, product marketing, sales, services, and support of Advent solutions for the asset management industry's largest firms. Mr. Hess has held a variety of other positions in the company including Vice President of Sales and Vice President of Marketing. Mr. Hess holds a B.A. from Princeton University.

        Mr. Cox joined Advent in June 2006 and currently serves as Executive Vice President and Chief Financial Officer. Mr. Cox is responsible for the oversight of the Company's financial functions. Mr. Cox has served as Executive Vice President and Chief Financial Officer since November 2012. From September 2009 to November 2012, Mr. Cox served as Senior Vice President and Chief Financial Officer of Advent. From July 2008 to September 2009, Mr. Cox served as Vice President and Principal Accounting Officer, and served as Corporate Controller from June 2006 to July 2008. Prior to joining Advent, Mr. Cox served as Assistant Controller of UTStarcom from 2004 to 2006. From 1994 to 2004, Mr. Cox held various positions at PricewaterhouseCoopers, LLP. Mr. Cox holds a B.A. in Economics from Ohio University.

        Mr. Gottula joined Advent in January 2002 and currently serves as Executive Vice President and Chief Technology Officer of Global Solutions Development. Mr. Gottula is responsible for global solutions delivery and the Company's information technology infrastructure. From 2007 to 2012, Mr. Gottula served as Co-Head of Advent's Global Accounts, and beginning in 2011 the Tamale group, where he held global responsibility for product design, delivery, implementation and support of Advent's solutions for the alternative asset management industry, including the Geneva platform. From 2002 to 2007, Mr. Gottula held a variety of other positions in the Company including leadership roles in product development and client services. Prior to joining Advent, from 1997 to 2001, Mr. Gottula held development and services leadership positions with TenFold Corporation, an enterprise solution and technology provider, and from 1995 to 1997 Mr. Gottula held process engineering and design positions at Ultramar Diamond Shamrock (now Valero) Refining and Technology. Mr. Gottula holds a B.S. in Chemical Engineering from the California Institute of Technology.

        Mr. Momsen joined Advent in September 1997 and currently serves as Executive Vice President of Global Sales and Solutions. Mr. Momsen is responsible the Company's global solutions strategy and sales efforts. From 2007 to 2012, Mr. Momsen served as Co-Head of Advent's Global Accounts, and beginning in 2011 the Tamale group, where he had global responsibility for strategy, product marketing and sales of Advent's solutions for the alternative asset management industry, including the Geneva platform. From 2005 to 2007, Mr. Momsen served as Vice President of Sales, Global Accounts and directed global strategy and sales and marketing for Advent's Tamale research management solution. Mr. Momsen has held a variety of other positions in the Company including Senior Sales Executive and Marketing Manager. Prior to joining Advent, from 1996 to 1997, Mr. Momsen held positions at Wells Fargo in its Real Estate Capital Markets division and in 1995 as an options trader on the floor of the Pacific Exchange. Mr. Momsen holds a B.A. in History with a Business Minor from the University of California at Los Angeles, and an MBA from New York University.

        Mr. Sperling joined Advent in June 1993 and currently serves as Executive Vice President of Global Client Experience. Mr. Sperling is responsible for ensuring client success through our global services, support, account management and renewals organization. From 2009 to 2012, Mr. Sperling served as Senior Vice President, Co-Head and General Manager of Advent's Asset Management Group, where he was responsible for strategy, product marketing, sales, services, and support of Advent's solutions for the asset management industry. Mr. Sperling has held a variety of other positions in the Company including Senior Vice President of Services and Vice President of Client Sales, and Director of Product Marketing. He has also had sales and services responsibilities in Advent's European operations. Prior to joining Advent, from 1990 to 1993, Mr. Sperling held positions at Lawrence Johnson & Associates and Harris Bretall Sullivan & Smith. Mr. Sperling holds a B.S. in Business Administration from the University of Wisconsin at River Falls.

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

        Total recurring revenues, which we define as term license, maintenance from perpetual arrangements, other recurring revenue and Asset Under Administration (AUA) fees for certain perpetual arrangements, represented 90%, 89% and 89% of total net revenues during 2012, 2011 and 2010, respectively. We expect to continue to derive a significant portion of our revenue from our clients' renewal of term license, perpetual maintenance and other recurring contracts and such renewals are critical to our future success. Some factors that may affect the renewal rate of our contracts include:

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

        Most of our base of perpetual license customers have historically renewed their annual maintenance although our customers have no obligation to renew such maintenance after the first year of their license agreements. Our perpetual license maintenance revenues have been trending downward and decreased 5%, 3% and 2% during 2012, 2011 and 2010, respectively. In addition, market downturns, such as the downturn beginning in the fall of 2008, and other factors have caused, and may in the future cause, some clients not to renew their maintenance; reduce their level of maintenance; not renew their term license contracts; or renew such term licenses for fewer products or users, all of which adversely affects our renewal rates and revenue from these customers. Our renewal rates are based on cash collections and are disclosed one quarter in arrears. Our reported quarterly renewal rate for perpetual maintenance and term license renewals may fluctuate. For example, our disclosed quarterly renewal rates during 2011 and 2010 were higher than the corresponding periods in 2009, but below those in 2008, and our disclosed quarterly renewal rates thus far for 2012 have fluctuated both above and below the previous year's rates. Decreases in renewal rates reflect reduced maintenance expenditures, reduced term license renewals, customer attrition, and reductions in products licensed or number of users by clients, as well as from slower payments received from renewal clients.

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

        As a result of a lengthy and unpredictable sales cycle, we have limited ability to forecast the timing and amount of specific perpetual license sales, or term license, Advent OnDemand and Black Diamond sales which we report quarterly as annual contract value (ACV) bookings. The timing of large individual license sales is especially difficult to forecast, and we may not be successful in closing large license transactions on a timely basis or at all. Customers may postpone their purchases of our existing products or product enhancements in advance of the anticipated introduction of new products or product enhancements by us or our competitors. Accordingly, our level of ACV bookings in any particular period is subject to significant fluctuation. For example, during 2011, our ACV bookings increased by 6%, compared to 2010. During 2012, our ACV bookings decreased by 3% compared to 2011.

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

        During 2012, 2011 and 2010, we recognized 90%, 89% and 89%, respectively, of total net revenues from recurring sources. We generally recognize revenue from these sources ratably over the terms of these agreements, which typically range from one to three years. As a result, almost all of our revenues in any quarter are generated from contracts entered into during previous periods.

        Consequently, a significant decline in new business generated in any quarter may not materially affect our results of operations in that quarter but will have an impact on our revenue growth rate in future quarters. We also experience fluctuations and seasonality in our new business generated each quarter. For example, ACV in the fourth quarter of 2012 decreased by 19% compared to ACV bookings in the comparable 2011 period and increased by 56% compared to the third quarter of 2012. ACV for fiscal 2012 decreased 3% compared to fiscal 2011. Additionally, a decline in renewals of term agreements, maintenance or data and other subscription contracts during a quarter will not be fully reflected in our financial performance in that quarter. For example, because we recognize revenue ratably, the non-renewal of term agreements or maintenance contracts late in a quarter may have very little impact on revenue for that quarter, but will reduce revenue in future quarters. In addition, we may be unable to adjust our costs in response to reduced revenue.

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

        The market for investment management software systems has been and may in the future be negatively affected by a number of factors, including reductions in capital expenditures by customers and volatile performance of major financial markets. For example, U.S. and European economies continued to show signs of weakening during the third quarter of 2012 due to the growing uncertainty about the fate of the eurozone and continued weakness in U.S. labor markets. With this volatile environment and general uncertainty as a backdrop, our customers became cautious and slowed buying decisions which elongated some sales and cash collection cycles. Also, our new contract bookings, revenue, renewal rates and cash collections were lower than expected during 2012, especially in Europe and the Middle East, and may continue in 2013. Market conditions have also impacted our performance in the past. For example, macroeconomic concerns in 2011 and again in 2012, such as the Euro-zone default risk and U.S. debt ceiling debate, resulted in a cautious buying environment and elongated sales cycles in some instances. Also, during the fall of 2008 through 2010, we experienced some clients and prospects delaying or cancelling additional license purchases, while others went out of business, reduced personnel, or were acquired. The target clients for our products include a range of financial services organizations that manage investment portfolios. The success of many of our clients is intrinsically linked to the health of the financial markets. The demand for our solutions has been and continues to be disproportionately affected by fluctuations, disruptions, instability and downturns in the economy and financial services industry, which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products.

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

        The market downturn beginning in the autumn of 2008 and subsequent economic uncertainty caused, and other downturns in the future may cause clients not to renew their term licenses or perpetual license maintenance. Also, significant declines in market value of our clients affect their Assets Under Administration (AUA) or Assets Under Management (AUM). Consequently, we may also experience a decline in the ACV of bookings since the pricing of some of our products is based upon our client's AUA or AUM. Furthermore, we have some contracts for which clients pay us fees based on the greater of a negotiated annual minimum fee or a calculated fee that is determined by the client's AUA or AUM. If a client previously paid us based on the calculated fee, rather than the annual minimum fee, we would experience a decline in revenue as a result of any decline in those clients' AUA or AUM.

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

        We may not be successful in developing, introducing, marketing and licensing our new products or product enhancements on a timely and cost effective basis, or at all, and our new products and product enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. Delays in the commencement of commercial shipments of new products or enhancements or delays in client implementations or migrations may result in client dissatisfaction and delay or loss of product revenues. Additionally, existing clients may be reluctant to go through the process of migrating from our Axys product to our Advent Portfolio Exchange (APX) product, which may slow the migration of our customer base to APX. In addition, clients may delay purchases in anticipation of new products or product enhancements. Our ability to develop new products and product enhancements is also dependent upon the products of other software vendors, including certain system software vendors, such as Microsoft Corporation, database vendors, Software-as-a-Service providers, and development tool vendors. If the products of such vendors have design defects or flaws, are unexpectedly delayed in their introduction, are unavailable on acceptable terms, or the vendors exit the business, our business could be seriously harmed.

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

        Revenues from recurring sources have grown to 90% in 2012 from 89% in both 2011 and 2010, respectively. During fiscal 2012, term license revenues comprised approximately 49% of recurring revenues as compared to approximately 46% and 43% in fiscal years 2011 and 2010, respectively.

        When a customer purchases a term license together with implementation services, we do not recognize any revenue under the contract until the implementation services are substantially completed and then we recognize revenue ratably over the remaining length of the contract. If the implementation services are still in progress as of quarter-end, we will defer all of the contract revenues to a subsequent quarter. At the point professional services are substantially completed, we recognize the professional services fees earned and related expenses, and a pro-rata amount of the term license revenue based on the elapsed time from the start of the term license to the substantial completion of professional services. For example, we deferred net revenues of $3.2 million and $9.5 million in 2010 and 2011, respectively. During 2012, the revenue recognized from completed implementations exceeded the revenue deferred from projects in the process of being implemented, resulting in a net recognition of revenue of $1.0 million for fiscal 2012.

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

        Our clients rely on our outsourcing and data services to meet their operational needs, including account aggregation and reconciliation. The amount and type of client-related data hosted by Advent also is substantially increasing, and we are providing outsourcing and data integration services in more jurisdictions outside the U.S. Furthermore, our business is becoming increasingly reliant on providing outsourcing and data services. This exposes the Company to many risks. In connection with cyber attacks or other attempts at unauthorized access, our security measures and those of third parties upon whom we rely could be breached, resulting in unauthorized access to our information or our clients' information. Furthermore, due to the complexity of our services and because we also utilize third party data and other vendors, our services may have undetected errors or defects, service disruptions, delays, or incomplete or incorrect data that could result in unanticipated downtime for our customers, failure to meet service levels and service disruptions. Such potential errors, defects, delays, disruptions, performance problems and security breaches may damage our clients' business, harm our reputation, result in losing future sales, cause clients to withhold payment or terminate or not renew their agreements with us, and subject us to litigation and other possible liabilities.

If our relationship with Financial Times/Interactive Data is terminated, our business may be harmed.

        Many of our clients use our proprietary interface to retrieve pricing and other data electronically from Financial Times/Interactive Data ("FTID"). FTID pays us a commission which we classify as other recurring revenues. The commission is based on FTID's revenues from providing this data to our clients. Our software products have been customized to be compatible with their system and our software would need to be redesigned to operate with additional alternative data vendors if FTID's services were unavailable for any reason. Non-renewal of our current agreement with FTID would require at least two years' prior notice by either party and the agreement may be terminated upon 90 days' advance notice for an uncured material breach of the other party. While we have contracts with other data vendors for substantially similar financial data with which our products can be used, if our relationship with FTID was terminated or their services were unavailable to clients for any reason, we cannot be certain that we could enter into contracts with additional alternative data providers, or that other relationships would provide similar commission rates to us or if the amount of data used by our clients would remain the same, and our operating results could suffer or our resources could be constrained from the costs of redesigning our software.

If our large subscription-based clients or if our revenue sharing relationships are terminated, our business may be harmed.

        In recent years, Advent has periodically entered into contracts relating to our subscription, data management revenue streams and outsourced services with contract values that are substantially larger than we have customarily entered into in the past. We do not know whether we will be able to continue to sign large recurring revenue contracts of this nature or if such clients will renew their contracts at similar rates and terms, if at all. For example, we expect to renew our agreement with TIAA-CREF in 2013, but at lower annual fees than the original agreement, which will result in a decrease in revenues associated with that agreement. In addition, some of these types of agreements are subject to milestones, acceptance and penalties and there is no assurance that these agreements will be fully implemented. We also have revenue sharing agreements with other companies that provide revenue to Advent for our clients' use of those companies' services and products. Our operating results could be adversely impacted if these agreements are not fully implemented, terminated or not renewed, or if we are unable to continue to generate similar opportunities and enter similar or larger sized contracts in the future.

We must recruit and retain key employees.

        We believe that our future success is dependent on the continued employment of our senior management and our ability to identify, attract, motivate and retain qualified technical, sales and other personnel. Members of our executive management team have acquired specialized knowledge and skills with respect to Advent. We need technical resources such as our product development engineers to develop new products and enhance existing products; we rely upon sales personnel to sell our products and services and maintain healthy business relationships; we must recruit professional service consultants to support our implementations; we must hire client services personnel to provide technical support to our growing installed base of customers; and we must attract and retain financial and accounting personnel to comply with our public company reporting requirements. We need to identify, attract, motivate and retain such employees with the requisite education, backgrounds and industry experience. However, experienced high quality personnel in the information technology industry continue to be in high demand and competition for their talents remains intense, especially in the San Francisco Bay Area where the majority of our employees are located. In addition, from time to time, we may reorganize our business or reduce our workforce, as we did in late 2012, which may result in increased difficulty in hiring and retaining qualified personnel. Such reorganizations or reductions may distract our management and employees and may negatively impact our near-term financial results.

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

We face challenges in expanding our operations outside the United States.

        We market and sell our products in the United States and, to a growing extent, outside the U.S. Revenues derived from sales outside the U.S. comprised 17%, 18% and 15% of our total revenues in 2012, 2011 and 2010, respectively. We have international subsidiaries in Hong Kong, China, Singapore, Denmark, Netherlands, Norway, Sweden, Switzerland, England, Ireland and in the United Arab Emirates.

        We cannot be certain that establishing businesses in other countries will produce the desired levels of revenues. Also, worldwide and regional volatility in financial markets may disrupt our sales efforts in overseas markets. We have relatively limited experience in developing localized versions of our products and marketing and distributing our products outside the U.S. In other instances, we may rely on the efforts and abilities of business partners in such markets. For example, we previously outsourced certain engineering activities to a business partner located in China until we transitioned those contract developers to become employees of our Beijing office. In addition, our operations are subject to other inherent risks, including:

  •
  The impact of recessions and market fluctuations in economies both within and outside the United States;

  •
  Adverse changes in foreign currency exchange rates;

  •
  Greater difficulty in accounts receivable collection and longer collection periods;

  •
  Difficulty of enforcement of contractual provisions in local jurisdictions;

  •
  Unexpected changes in laws and regulatory requirements;

  •
  Trade-protection measures and export and import requirements;

  •
  Difficulties in successfully adapting our products to language, regulatory and technology standards;

  •
  Cultural resistance to expansion into other countries and difficulties establishing local partnerships or engaging local resources;

  •
  Difficulties in and costs of staffing and managing geographically dispersed operations;

  •
  Different levels of intellectual property right protections;

  •
  Sovereign debt issues;

  •
  Tax structures and potentially adverse tax consequences; and

  •
  Political and economic instability.

        The revenues, expenses, assets and liabilities of our subsidiaries outside the United States are primarily denominated in their respective local currencies. Future fluctuations in currency exchange rates may adversely affect revenues and accounts receivable recognized by these subsidiaries and the U.S. dollar value of related revenues, expenses, assets and liabilities reported by Advent. Our service revenues and certain license revenues from our European subsidiaries are generally denominated in their respective local currencies.

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

        Our success depends significantly upon our proprietary technology. We currently rely on a combination of copyright, trademark, patent and trade secret law, as well as confidentiality procedures and contractual provisions to protect our proprietary rights. We have registered trademarks and copyrights for many of our products and services and will continue to evaluate the registration of additional trademarks and copyrights as appropriate. We generally enter into confidentiality agreements with our employees, customers, resellers, vendors and others. We seek to protect our software, documentation and other written materials under trade secret and copyright laws. We also have four issued patents. Despite our efforts, existing intellectual property laws may afford only limited protection. It may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use our proprietary information. In addition, we cannot be certain that others will not develop or acquire substantially equivalent or superseding proprietary technology, equivalent or better products will not be marketed in competition with our products, or others may not design around any patent that we have or that may be issued to us or other intellectual property rights of ours, thereby substantially reducing the value of our proprietary rights. We cannot be sure that we will develop proprietary products or technologies that are patentable, that any patent, if issued, would provide us with any competitive advantages or would not be challenged by third parties, or that the patents of others will not adversely affect our ability to do business. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some countries do not protect proprietary rights to as great an extent as do the laws of the United States and so our expansion into markets outside the U.S. may expose our proprietary rights to increased risks. Litigation may be necessary to protect our proprietary technology which may be time-consuming and expensive, with no assurance of success. As a result, we cannot be sure that our means of protecting our proprietary rights will be adequate.

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

        Our investment portfolio as of December 31, 2012 consisted of U.S. government, foreign government and corporate debt securities and was classified as cash equivalents and marketable securities in our consolidated balance sheets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

        As a result of adverse financial market conditions, investments in some financial instruments may pose risks arising from recent market liquidity and credit concerns. As of December 31, 2012, we had no impairment charges associated with our short-term investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain materially unimpaired. In addition, the decrease in interest rates has materially decreased the interest income we receive on our investments.

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

        In addition to the severe market conditions in recent years, other catastrophic events such as abrupt political change, terrorist acts, conflicts or wars may cause damage or disruption to the economy, financial markets and our customers. The potential for future attacks, the responses to attacks or perceived threats to national security and other actual or potential conflicts, wars or political unrest have created many economic and political uncertainties in various countries and regions in which we operate. Although it is impossible to predict the occurrences or consequences of any such events, they could unsettle the financial markets or result in a decline in information technology spending, which could have a material adverse effect on our revenues.

Undetected errors or failures found in new products and services may result in loss of or delay in market acceptance of our products and services that could seriously harm our business.

        Our products and services may contain undetected errors or scalability limitations at any point in their lives, but particularly when first introduced or as new versions are released. We frequently release new versions of our products, such as during 2012, when we released new versions of APX, Axys, Geneva, Moxy and Tamale RMS, among others. Despite testing by us and by current and potential customers, errors may not be found in new products and services until after commencement of commercial shipments or use, resulting in a loss of or a delay in market acceptance, damage to our reputation, customer dissatisfaction and reductions in revenues and margins, any of which could seriously harm our business. Additionally, our agreements with customers that attempt to limit our exposure to liability claims may not be enforceable in jurisdictions where we operate, particularly as we expand into new markets outside the U.S.

Two of our principal stockholders have an influence over our business affairs and may make business decisions with which you disagree and which may adversely affect the value of your investment.

        Our founder and the chairman of our board of directors own or control, indirectly or directly, a substantial number of shares of our common stock (approximately 6% and 31%, respectively, as of January 31, 2013). As a result, if these parties were to act together, they would have the ability to exert significant influence on matters submitted to our stockholders for approval, such as the election or removal of directors, amendments to our certificate of incorporation or the approval of a business combination. These actions may be taken even if they are opposed by other stockholders or it may be difficult to approve these actions without their consent. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

Changes in securities laws and regulations may increase our costs or may harm demand.

        Most of our customers operate within a highly regulated environment. In light of the recent conditions in the U.S. financial markets and economy, Congress and regulators have increased their focus on the regulation of the financial services industry. The information provided by, or resident in, the software or services we provide to our customers could be deemed relevant to a regulatory investigation or other governmental or private legal proceeding involving our customers, which could result in requests for information from us that could be expensive and time consuming for us. In addition, clients subject to investigations or legal proceedings may be adversely impacted possibly leading to their liquidation, bankruptcy, receivership, reductions in Assets Under Management or Assets Under Administration, or diminished operations that would adversely affect our revenues and collection of receivables.

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

        The Dodd-Frank Wall Street Reform and Protection Act of 2010 ("Dodd-Frank Act") represents a comprehensive overhaul of the financial services industry within the United States, established the new federal Bureau of Consumer Financial Protection (the "BCFP"), and requires the BCFP and other federal agencies to implement many new rules. While the general framework of the reforms is set forth in the Dodd-Frank Act, it provides for numerous studies and reports and the adoption and implementation of rules and regulations by regulatory agencies over the following four years to clarify and implement the Dodd-Frank Act's requirements fully.

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

        We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). These principles are subject to interpretation by us, the SEC and various bodies formed to interpret and create accounting principles and guidance. A change in these principles or a change in the interpretations of these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Additionally, proposed accounting standards could have a significant impact on our operational processes, revenues and expenses, and could cause unexpected financial reporting fluctuations. Some of our accounting principles that have been or may be affected include:

  •
  Software revenue recognition;

  •
  Accounting for stock-based compensation;

  •
  Accounting for income taxes; and

  •
  Accounting for business combinations and related goodwill.

        For example, the U.S.-based Financial Accounting Standards Board ("FASB") is currently working together with the International Accounting Standards Board ("IASB") on several projects intended to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow GAAP under SEC regulations and those who are required to follow International Financial Reporting Standards ("IFRS") outside of the U.S. These efforts by the FASB and IASB may result in different accounting principles under GAAP that may result in different financial results for us in areas including, but not limited to, principles for recognizing revenue, lease accounting and financial statement presentation. A change in accounting principles may have a material impact on our financial statements and may retroactively adversely affect previously reported transactions.

Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates.

        We are a U.S.-based multinational company subject to tax in multiple U.S. and Non-U.S. tax jurisdictions. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in, or interpretation of, tax rules and regulations in the jurisdictions in which we do business, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, by lapses of the availability of the U.S. research and development tax credit, or by changes in the valuation of our deferred tax assets and liabilities.

        In addition, we could be subject to examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities outside the U.S. These examinations would be expected to focus on areas where considerable judgment is exercised by the Company. We regularly assess the likelihood of outcomes resulting from an examination to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from an examination. We believe such estimates to be reasonable; however, there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.

Borrowings under our credit agreement must be repaid if we fail to comply with certain covenants.

        In November 2011, we entered into a credit agreement which provides us credit for an aggregate amount of $150.0 million. We have in the past, and may in the future, borrow under credit agreements in order to fund working capital requirements, make share repurchases of our common stock or fund acquisitions. In addition, if our anticipated cash flow from our recurring sources of revenue is materially impaired due to customer defaults or failure to renew term licenses, other recurring agreements or maintenance contracts, our ability to borrow under credit agreements, or continue to meet the contractual covenants, may be compromised. Our continued ability to borrow under our credit agreement is subject to compliance with certain financial and non-financial covenants. The financial covenants require us to maintain compliance with a consolidated leverage ratio, a consolidated interest coverage ratio and a minimum level of liquidity. Our failure to comply with such covenants could cause default under the agreement, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unfavorable terms. In the event of a default which is not remedied within the prescribed timeframe, the assets of the Company (subject to the amount borrowed) may be attached or seized by the lender.

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

        Some of our clients utilized trading commissions ("soft dollar arrangements") to pay for software products and services. During each of fiscal 2012, 2011 and 2010, the total value of Advent products and services paid with soft dollars was approximately 3% of our total billings. Such soft dollar arrangements could be impacted by changes in the regulations governing those arrangements.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal executive offices are located in San Francisco, California. We continue to assess our needs with respect to office space and may, in the future, vacate or add additional facilities. We believe that our current facilities are adequate and suitable for our needs in the immediate and foreseeable future. The table below summarizes the principal properties that we were leasing as of December 31, 2012:

		Use of Property
Location	Approximate Square Footage	Sales and Support	Marketing	Product Development	Administrative
United States:
San Francisco, CA	158,264	X	X	X	X
New York, NY	31,286	X	X	X	X
Jacksonville, FL	29,031	X	X	X	X
Boston, MA	24,597	X	X	X	X
New Rochelle, NY	10,541	X	X
Other	410	X
Europe and Middle East:
London, United Kingdom	16,018	X	X	X	X
Stockholm, Sweden	7,944	X		X	X
Stavanger, Norway	3,756	X		X
Copenhagen, Denmark	3,475	X		X	X
Oslo, Norway	2,626	X	X	X
Dubai, United Arab Emirates	1,939	X			X
Zurich, Switzerland	1,830	X
Bracknell, United Kingdom	1,756				X
Asia:
Beijing, People's Republic of China	18,009	X		X	X
Singapore	797	X	X
Hong Kong, People's Republic of China	750	X	X		X

Total	313,029

Item 3.    Legal Proceedings

        From time to time, in the course of its operations, the Company is a party to litigation matters and claims, including claims related to employee relations, business practices and other matters not specifically identified, but that the Company does not consider to be material either individually or in the aggregate at this time. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict and the Company's view of these matters may change in the future as the litigation and events related thereto unfold. An unfavorable outcome in any legal matter, if material, could have a material adverse effect on the Company's financial position, liquidity or results of operations in the period in which the unfavorable outcome occurs and potentially in future periods.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

        Our common stock is listed on the NASDAQ Stock Market under the symbol "ADVS." The closing price of our common stock on January 31, 2013 was $24.65. The table below summarizes the range of high and low reported sales prices on the NASDAQ Stock Market for our common stock for the periods indicated.

	Price Range
	High	Low
Fiscal 2011
First quarter	$31.63	$26.26
Second quarter	$29.09	$24.01
Third quarter	$29.54	$19.18
Fourth quarter	$29.42	$19.00
Fiscal 2012
First quarter	$28.30	$23.03
Second quarter	$28.00	$24.26
Third quarter	$28.19	$20.86
Fourth quarter	$24.80	$20.85

        On December 13, 2010, the Company announced a two-for-one stock split effected in the form of a 100% stock dividend that was distributed on January 18, 2011. Accordingly, our share price information has been retroactively adjusted to reflect the stock split.

Stockholders

        As of January 31, 2013, there were approximately 62 holders of record of our common stock. However, because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to accurately estimate the total number of stockholders represented by these record holders.

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

        In May 2010, Advent's Board authorized the repurchase of up to 2.0 million shares of the Company's common stock. On October 24, 2011, Advent's Board authorized the repurchase of up to an additional 2.0 million shares of the Company's common stock. During the fourth quarter of 2012, Advent did not make any repurchases of common stock. At December 31, 2012, there remained approximately 0.4 million shares authorized by the Board for repurchase.

        We have withheld shares through net share settlements during the three months ended December 31, 2012. The following table provides a month-to-month summary of the purchase activity upon the employee vesting of restricted stock units and the exercise of stock-settled stock appreciation rights under our equity compensation plan to satisfy tax and exercise withholding obligations during the three months ended December 31, 2012 (in thousands, except per share data):

Month	Total Number of Shares Repurchased(1)	Average Price Per Share	Maximum Number of Shares That May Yet Be Purchased Under our Share Repurchase Programs
October	4	$24.23	—
November	2	$21.62	—
December	4	$22.07	—

Total	10	$22.87	—

(1)
These purchases represent shares cancelled when surrendered in lieu of cash payments for tax and exercise obligations due from employees. These shares were not purchased as part of a publicly announced program to purchase shares.

Securities Authorized for Issuance Under Equity Compensation Plans

        Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference from our Proxy Statement to be filed for our 2013 Annual Meeting of Stockholders.

Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Advent Software, Inc., the S&P 500 Index and the NASDAQ Computer and
Data Processing Index

*
$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.

  Fiscal year ending December 31.

Item 6.    Selected Financial Data

        The following selected financial data are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

	Fiscal Years(1)(2)
	2012(3)	2011(4)	2010(5)	2009(6)	2008(7)
	(in thousands, except per share data)
STATEMENT OF OPERATIONS
Net revenues	$358,819	$326,248	$283,501	$259,508	$237,884
Gross margin	$236,103	$215,476	$196,691	$176,963	$156,379
Income from continuing operations	$49,179	$42,565	$36,305	$27,879	$17,995
Net income from continuing operations	$30,231	$28,331	$24,319	$20,774	$17,316
Net income (loss) from discontinued operation	$184	$1,839	$(166)	$16,109	$1,579
Net income	$30,415	$30,170	$24,153	$36,883	$18,895
Basic net income per share:
Continuing operations	$0.60	$0.55	$0.47	$0.41	$0.33
Discontinued operation	$—	$0.04	$—	$0.32	$0.03
Total operations	$0.60	$0.58	$0.47	$0.72	$0.35
Diluted net income per share:
Continuing operations	$0.58	$0.52	$0.45	$0.39	$0.31
Discontinued operation	$—	$0.03	$—	$0.30	$0.03
Total operations	$0.58	$0.56	$0.44	$0.70	$0.34
BALANCE SHEET
Cash, cash equivalents and short-term marketable securities	$169,409	$135,433	$152,023	$89,150	$45,098
Working capital	$43,013	$12,008	$45,801	$(6,749)	$(43,436)
Total assets of discontinued operation	$1,697	$2,006	$2,095	$2,589	$20,746
Total assets	$658,453	$583,556	$490,826	$454,292	$419,594
Long-term liabilities	$116,065	$74,503	$26,409	$23,963	$42,530
Stockholders' equity	$309,859	$283,061	$273,848	$252,034	$195,823
Net income per share is based on actual calculated values and totals may not sum due to rounding.

(1)
On December 13, 2010, the Company announced that our Board of Directors declared a two-for-one stock split effected in the form of a 100% stock dividend that was distributed on January 18, 2011. Our per share information has been retroactively adjusted to reflect the two-for-one stock split.

(2)
Our MicroEdge segment was divested on October 1, 2009. Accordingly, the results of MicroEdge have been reclassified as a discontinued operation for all periods presented. Unless otherwise noted, selected financial data in the above table pertain to our continuing operations.

(3)
Our results of operations for 2012 include stock-based compensation expense of $20.8 million and restructuring charges of $3.6 million.

(4)
Our results of operations for 2011 included stock-based compensation expense of $19.1 million, restructuring charges of $0.7 million, non-cash impairment loss on a private equity investment of $0.5 million, acquisition-related costs of $0.9 million and the operating results of Syncova and Black Diamond, subsequent to their acquisition in the first and second quarters of 2011, respectively.

(5)
Our results of operations for 2010 included stock-based compensation expense of $18.4 million, restructuring charges of $0.8 million, and the operating results of Goya AS, subsequent to their acquisition in the first quarter of 2010.

(6)
Our results of operations for 2009 included stock-based compensation expense of $18.2 million, restructuring charges of $0.1 million, and a net gain on sale of private equity investments of $2.1 million. The Company has recorded an associated gain of $13.6 million resulting from the sale of MicroEdge in "net income from discontinued operation, net of applicable taxes" in its 2009 results.

(7)
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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included under Item 8 of this Annual Report on Form 10-K. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended, including, but not limited to statements referencing our expectations relating to future revenues, expenses and operating margins. Forward-looking statements can be identified by the use of terminology such as "may," "will," "could," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue," "intends," or other similar terms and the negative of such terms regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include, among others, statements regarding the future of the investment management market and opportunities for us related thereto, future expansion, acquisition, divestment of or investment in other businesses, projections of revenues, future cost and expense levels, expected timing and amount of amortization expenses related to past acquisitions, future effective tax rates, future exchange rates, the adequacy of resources to meet future cash requirements, renewal rates, estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, future client wins, future hiring and future product introductions and acceptance. Such forward-looking statements are based on our current plans and expectations and involve known and unknown risks and uncertainties which may cause our actual results or performance to be materially different from any results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to the "Risk Factors" set forth in "Item 1A. Risk Factors" in this Form 10-K, as well as other risks identified from time to time in other Securities and Exchange Commission ("SEC") reports. You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results, levels of activity or performance and represent our expectations only as of the date they are made.

        Unless expressly stated or the context otherwise requires, the terms "we", "our", "us", the "Company" and "Advent" refer to Advent Software, Inc. and its subsidiaries. Unless otherwise indicated, all references to number of shares and to per share information (except shares authorized) have been retroactively adjusted to reflect the two-for-one stock split on January 18, 2011.

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

Current Economic Environment

        While we signed a number of new customer contracts in 2012, many of our customers remained cautious with the uncertainty caused by the European sovereign debt crisis, persistent high unemployment rate and slow economic growth. This caution slowed buying decisions and elongated some sales. The conversion of our sales pipeline to new contract bookings, renewal rates and cash collections was lower than expected during 2012, especially in Europe and the Middle East, and we expect this environment may continue in 2013. Despite this, we grew our revenues 10% in 2012 compared to 2011, which was driven primarily by an increase in term license revenues and other recurring revenues. We expect to grow revenues by 4% to 6% in fiscal 2013 as a result of incremental term license booking activity. We implemented a re-organization plan in the fourth quarter of 2012 to align strategy and function, reduce operating costs and improve profitability. As a result of this action, we expect annual operating expense run rate savings of approximately $8 million. As the current economic situation evolves, we will continue to evaluate its impact on our business and we will remain focused on increasing operating profit and margin.

Financial Overview

        Financial highlights of 2012 and 2011, and associated dollar and percentage fluctuations were as follows (in thousands, except per share amounts, percentages and margin changes):

	Fiscal Years
			Percentage / Margin Change
	2012	2011
Net revenues	$358,819	$326,248	10%
Gross margin	$236,103	$215,476	10%
Gross margin percentage	65.8%	66.0%	-0.2%
Operating income	$49,179	$42,565	16%
Operating margin percentage	13.7%	13.0%	0.7%
Net income from continuing operations	$30,231	$28,331	7%
Net income from continuing operations per diluted share	$0.58	$0.52	12%
Operating cash flows	$86,620	$83,184	4%

        Revenues and gross margin in 2012 increased from the layering of new term license contracts and growth in our product revenues from Black Diamond which was acquired in June 2011. Operating income in 2012 grew faster than revenue resulting from improved operating leverage. Net income from continuing operations in 2012 increased at a lower rate than operating income due principally to higher effective income tax rates in 2012 than 2011. Net income per share in 2012 increased faster than net income as a result of the reduction of weighted average shares outstanding due to recent common share repurchases activity. Operating cash flows increased modestly in 2012 as a result of increased profitability, partially offset by payments for income taxes.

Term License and Term License Deferral

        Term license revenues now comprise substantially all of our license revenues. When a customer purchases a term license together with implementation services, we do not recognize any revenue under the contract until the implementation services are substantially complete. If the implementation services are still in progress as of quarter-end, we will defer all of the contract revenues to a subsequent quarter. At the point professional services are substantially completed, we recognize a pro-rata amount of the term license revenue, professional services fees earned and related expenses, based on the elapsed time from the start of the term license to the substantial completion of professional services. Term license revenue for the remaining contract years and the remaining deferred professional services revenue and related expenses are recognized ratably over the remaining contract length.

        The term license component of the deferred revenue balance related to implementations in process will increase or decrease in the future depending on the amount of new term license bookings relative to the number of implementations that reach completion in a particular quarter.

        During 2012 and 2011, changes in the net term license component of deferred revenues increased (decreased) the Company's revenues as follows (in millions):

	Fiscal Years
	2012	2011	$ Change
Term license revenues	$1.0	$(2.9)	$3.9
Professional services and other	—	(6.6)	6.6

Total net revenues	$1.0	$(9.5)	$10.5

        During 2012, we recognized net revenues of $1.0 million and deferred directly-related expenses of $0.7 million associated with our term licensing model, resulting in an increase in our operating income of approximately $1.7 million.

        Amounts of revenues and directly-related expenses deferred as of December 31, 2012 and 2011 associated with our term licensing deferral were as follows (in millions):

	December 31
	2012	2011
Deferred revenues
Short-term	$29.8	$30.5
Long-term	6.6	6.9

Total	$36.4	$37.4

Directly-related expenses
Short-term	$10.8	$10.0
Long-term	3.6	3.6

Total	$14.4	$13.6

        Deferred net revenues and directly-related expenses are classified as "Deferred revenues" (short-term and long-term), and "Prepaid expenses and other," and "Other assets," respectively, on the consolidated balance sheets.

Non-GAAP Financial Measures and Other Operational Data

        We consider certain operating measures, such as the annual contract value ("ACV") of term license, Black Diamond and Advent OnDemand contracts and renewal rates, and certain financial measures that are not prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), including non-GAAP net income, non-GAAP net income per share and free cash flow, in measuring the performance of our business. The non-GAAP measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. However, we believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance, when reviewed in conjunction with our GAAP financial statements. Therefore, these measures should not be considered in isolation or as a substitute for measures prepared in accordance with GAAP, and because these amounts are not determined in accordance with GAAP, they should not be used exclusively in evaluating our business and operations. In addition, undue reliance should not be placed upon non-GAAP or operating information because this information is neither standardized across companies nor subjected to the same control activities and audit procedures that produce our GAAP financial results.

Bookings

        The following table summarizes the Company's quarterly term license, Black Diamond and Advent OnDemand bookings (operational information) signed during the period and the associated average term (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2012
Annual contract value(1)	$7,406	$7,185	$7,122	$11,131	$32,844
Average term(2)	3.3	2.6	2.9	2.9	2.9
2011
Annual contract value(1)	$5,107	$6,554	$8,541	$13,698	$33,900
Average term(2)	2.8	2.4	2.7	3.1	2.8
2010
Annual contract value(1)	$7,297	$6,502	$7,554	$10,489	$31,842
Average term(2)	3.0	2.7	2.9	2.8	2.9

(1)
Annual contract value represents the annual contribution to revenue, once they are fully implemented, from term license, Black Diamond and Advent OnDemand contracts signed.

(2)
Average term is weighted by contract value for all new term licenses, Black Diamond and Advent OnDemand contracts signed in the period.

        The slight decrease in bookings in 2012 is primarily due to a 20% decrease in bookings from the Europe, Middle East and Africa (EMEA) region in 2012 as compared to 2011.

Renewal Rates

        Our renewal rates are based on cash collections and are disclosed one quarter in arrears. We disclose our renewal rates one quarter in arrears in order to include substantially all payments received against the invoices for that quarter. We also update our renewal rates from the initially disclosed rates to include all cash collections subsequent to the initial disclosure. We experience seasonality in our bookings and renewals. We believe that this seasonality results from customer budgeting cycles and expect it will continue in the future. As a result, the fourth quarter of the year typically has more bookings and renewal activity, followed by lower activity in the first quarter of the following year. The following table summarizes our initial and updated renewal rates (operational metric) since 2010:

Renewal Rates	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Based on cash collections relative to prior year collections
2012
Initially disclosed renewal rate(1)	(2)	94%	87%	91%
Updated disclosed renewal rate(3)	n/a	n/a	91%	95%
2011
Initially disclosed renewal rate(1)	95%	93%	92%	91%
Updated disclosed renewal rate(3)	98%	94%	97%	94%
2010
Initially disclosed renewal rate(1)	95%	91%	91%	90%
Updated disclosed renewal rate(3)	96%	95%	97%	97%

(1)
"Initially Disclosed Renewal Rate" is based on cash collections and reported one quarter in arrears

(2)
The initially disclosed renewal rate for the fourth quarter of 2012 is not currently available as it is disclosed one quarter in arrears in order to include substantially all payments against invoices for this quarter

(3)
"Updated Disclosed Renewal Rate" reflects initially disclosed rate updated for subsequent cash collections

        Renewal rates have remained consistently in the 90% range historically. The renewal rate in the second quarter of 2012 was negatively impacted by 3 points due to three EMEA customers ceasing business, deactivating or reducing use of our products.

Non-GAAP Net Income and Non-GAAP Net Income Per Share

        Non-GAAP net income is calculated by adjusting GAAP net income for the provision for income taxes, stock-based compensation expense, amortization of purchased intangibles, restructuring charges, acquisition-related charges and other non-recurring items. Non-GAAP net income per share is calculated by dividing non-GAAP net income by the weighted average number of diluted shares outstanding for the period. Non-GAAP net income and non-GAAP net income per share, and reconciliation to its most directly comparable GAAP financial measures, for fiscal 2012, 2011 and 2010 were as follows (in thousands, except per share amounts):

	Fiscal Years
	2012		2011		2010
GAAP net income / net income per share	$30,231	$0.58	$28,331	$0.52	$24,319	$0.45
Amortization of acquired developed technology	7,599	0.14	6,019	0.11	3,325	0.06
Stock-based compensation—cost of revenues	3,641	0.07	3,468	0.06	2,915	0.05
Amortization of other acquired intangibles	3,825	0.07	2,807	0.05	1,272	0.02
Stock-based compensation—operating expenses	17,160	0.33	15,670	0.29	15,515	0.28
Restructuring charges	3,634	0.07	696	0.01	840	0.02
Acquisition related(1)	—	—	936	0.02	—	—
Investment loss	—	—	500	0.01	—	—
Income tax adjustment(2)	(11,868)	(0.23)	(12,005)	(0.22)	(9,656)	(0.18)

Non-GAAP net income / net income per share	$54,222	$1.03	$46,422	$0.86	$38,530	$0.71

(1)
Acquisition related costs for 2011 included transaction costs associated with the acquisition of Syncova and Black Diamond. Prior to 2011, acquistion related costs associated with a business combination were capitalized.

(2)
The estimated non-GAAP effective tax rate was 35% for fiscal 2012, 2011 and 2010, respectively, and has been used to adjust the provision for income taxes for non-GAAP purposes.

        The growth in non-GAAP net income and net income per share since 2010 reflects improved operating leverage in our business as we have grown revenues at a faster pace than our variable costs.

Free Cash Flow

        Free cash flow is defined as cash flow from operations less cash used for purchases of property and equipment, and capitalized software development costs. Free cash flow, and a reconciliation to its most directly comparable GAAP measure of operating cash flow, for fiscal 2012, 2011 and 2010 was as follows (in thousands):

	Fiscal Years
	2012	2011	2010
Cash provided by operating activities	$86,620	$83,184	$76,218
Purchases of property and equipment	(6,369)	(11,252)	(17,418)
Capitalized software development costs	(2,137)	(2,358)	(2,144)

Free cash flow	$78,114	$69,574	$56,656

        The fluctuations in free cash flow during these periods primarily reflected our capital expenditure activity. We built-out our new office facilities in New York City and Boston during 2010, Beijing, Sweden and London in 2011, and Jacksonville, Florida in 2012.

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

        Revenue recognition and deferred revenues.    We recognize revenue from term license, maintenance and other recurring revenues; perpetual license fees, professional services and other. We offer a wide variety of products and services to a large number of financially sophisticated customers. While many of our license transactions, maintenance contracts, subscription-based transactions and professional services projects conform to a standard structure, many of our larger transactions are complex and may require significant review and judgment in our application of accounting principles generally accepted in the United States.

        Software license fees.    We recognize revenue from the licensing of software when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is probable. We generally use a signed license agreement as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding order forms and signed contracts from the distributor's customers. Revenue is recognized once delivery to the distributor's customer has taken place and when all other revenue recognition criteria have been met. Delivery occurs upon notification that software is available for electronic download through our fulfillment vendor, or when a product is delivered to a common carrier F.O.B shipping point, or upon confirmation that product delivered F.O.B shipping destination has been received. Some of our arrangements include acceptance provisions; if such acceptance provisions are present, delivery is deemed to occur upon acceptance. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. We assess whether the collectability of the resulting receivable is probable based on a number of factors, including the credit worthiness of the customer determined through a credit review process, including credit reporting agency reports, publicly available customer information, financial statements and other available information and pertinent country risk if the customer is located outside the United States. Our standard payment terms are due at 180 days or less, but payment terms may vary based on the country in which the agreement is executed. Software licenses are sold with maintenance, and often professional services.

        We typically license our products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the assets under administration, the number of site installations and the number of authorized users.

        We categorize our revenues into two reporting elements—recurring and non-recurring revenues:

  Recurring Revenues:

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

  •
  Maintenance

  We offer annual maintenance programs on perpetual licenses that provide for technical support and updates to our software products. Maintenance fees are bundled with perpetual license fees in the initial licensing period and charged separately for renewals of annual maintenance in subsequent years. Fair value for maintenance is based upon either renewal rates stated in the contracts or separate sales of renewals to customers. Revenue is recognized ratably, or daily, over the term of the maintenance period, typically one year.

  •
  Other Recurring Revenues

  Other recurring revenues include revenues from our Software-as-a-Service (SaaS) services, data services and other recurring revenue transactions.

  Our SaaS services include Advent OnDemand, Advent OnDemand with Data Management and Black Diamond. Advent OnDemand is the hosting and SaaS delivery of our suite of investment management solutions. We recognize revenue ratably over the period of service which is generally one year. Advent OnDemand with Data Management services include access to our software on a SaaS basis as well as full account aggregation, daily portfolio reconciliation, corporate actions processing and reference data management. We price this comprehensive service offering based on the number of accounts managed for each customer. We measure the number of accounts quarterly in arrears and we recognize revenue for these services as they are performed. Black Diamond offers a platform that provides outsourced daily reconciliation and data management services as well as portfolio management and reporting delivered through an online web-based application. We price Black Diamond services based on the number of customers' accounts and the daily average of the assets under management (AUM) within those accounts. We measure the number of accounts and AUM within customer accounts monthly in arrears and we recognize revenues for these services as they are performed.

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

  •
  Assets Under Administration Revenues

  Certain of our perpetual and term license contracts include asset-based fee structures that provide additional revenues based on the assets that the client manages using the Company's software ("Assets Under Administration" or "AUA"). Contracts containing an AUA fee structure have a defined measurement period which requires the client to self-report actual AUA in arrears of the specified period. The Company recognizes term AUA contract minimum fees over the period of service. AUA fees above the stated minimum fee for the same period are considered incremental fees. Because incremental fees are neither determinable nor due and payable until the conclusion of the measurement period and reported, they are both earned and recognized upon completion of the measurement period and receipt of the report, on a quarterly or annual basis. Incremental fees from both term AUA and perpetual AUA contract are included in "Recurring revenues" in our consolidated statement of operations.

  Non-Recurring Revenues:

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

  •
  Perpetual licenses

  We allocate revenue to delivered elements, normally the license component of the arrangement, using the residual method, based on VSOE of fair value of the undelivered elements (generally the maintenance and professional services elements), which is specific to us. We determine the fair value of the undelivered elements based on the historical evidence of the Company's stand-alone sales of these elements to third parties and/or renewal rates. If VSOE of fair value does not exist for any undelivered elements, then the entire arrangement fee is deferred until delivery of that element has occurred unless the only undelivered element is maintenance. Revenues from perpetual licenses are included in "Non-recurring revenues" in the consolidated statements of operations.

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

        Stock-based compensation.    We currently use the Black-Scholes option pricing model to determine the fair value of stock options, stock appreciation rights ("SARs") and employee stock purchase plan shares. The fair value of our restricted stock units is calculated based on the fair market value of our stock on the date of grant. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee exercise behavior, the risk-free interest rate and expected dividends.

        We estimate the volatility of our common stock based on an equally weighted average of historical and implied volatility of the Company's common stock as we believe it is more reflective of the market conditions and a better indicator of expected volatility than using purely historical volatility. We estimate the expected life of options and SARs granted based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. We base the risk-free interest rate on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options and

SARs. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model.

        These variables are sensitive and change on a daily basis. As a result, the financial result from issuing the same number of options or SARs can vary significantly over time. The following table reflects the change in the fair value of a hypothetical option or SAR as a result of a hypothetical change in one of the underlying assumptions:

Assumption	Base Case	Assumption Change	Value Change	Assumption Change	Value Change
Grant and stock price	$26.00	+$1	$0.33	-$1	$(0.33)
Risk-free interest rate	1%	+0.5%	$0.20	-0.5%	$(0.20)
Volatility	40%	+5%	$0.99	-5%	$(1.01)
Expected life (years)	5	+ 1 year	$0.66	- 1 year	$(0.77)
Expected dividend yield	1%	+1%	$(0.80)	-1%	$0.87
Base Option Value	$8.54

        Historically, our SAR and stock option awards granted to employees cliff vest 20% after one year and monthly thereafter over the next 48 months. In February 2009, we reduced the vesting period from 5 years to 4 years, and subsequently SARs and stock option awards granted to employees cliff vest 25% after one year and monthly thereafter over the next 36 months. Our restricted stock unit ("RSU") awards generally cliff vest 50% after two years and 50% after four years. ASC 718, "Compensation—Stock Compensation", requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on our annual forfeiture rate. The annual forfeiture rate is based on our historical forfeiture experience over the last ten years.

        Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. A decrease in our annual forfeiture rate assumption would increase stock-based compensation expense. The estimated impact of a hypothetical 500 basis point decrease in the annual forfeiture rate on stock-based compensation expense for 2012 and unamortized stock-based compensation expense at December 31, 2012 would have been increases of approximately $0.4 million and $3.9 million, respectively.

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

        Disposition.    When we dispose of a component of the Company, we account for the divestiture in accordance with ASC 205-20, "Discontinued Operations". The results of operations and the related charges for the discontinued operation are classified as "Net income from discontinued operation, net of applicable taxes" in the accompanying consolidated statements of operations for all periods presented. In addition, the assets and liabilities of the discontinued operation are reclassified as assets and liabilities of discontinued operation in our consolidated balance sheet for all periods presented.

        Refer to Note 1 "Summary of Significant Accounting Policies" and Note 4 "Discontinued Operation" to our consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K, for information about our MicroEdge discontinued operation.

        Goodwill.    We review our goodwill for impairment annually during the fourth quarter of our fiscal year, as of November 1, and more frequently if an event or circumstance indicates that an impairment loss has occurred. We are required to test our goodwill for impairment at the reporting unit level.

        Advent's test for goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. If Advent determines, based on the qualitative factors, that the fair value of the reporting unit is not more likely than not greater than the carrying amount, then quantitative goodwill impairment test is required.

        The quantitative test for goodwill impairment is a two-step process. The first step compares the fair value of each reporting unit with its respective carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of our reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. The second step, used to measure the amount of impairment loss, compares the implied fair value of each reporting unit's goodwill with the respective carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

        Determining the fair value of a reporting unit is subjective and requires judgment at many points during the test including the development of future revenue and expense forecasts used to calculate future cash flows, the selection of risk-adjusted discount rates, and determination of market comparable entities.

        Refer to Note 7 "Goodwill" to our consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K, for information about our annual goodwill testing.

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

        Sales returns and accounts receivable allowances.    Our standard practice is to enforce our contract terms and not allow our customers to return software. We have, however, allowed customers to return software on a limited case-by-case basis and have recorded sales returns provisions as offsets to revenue in the period the sales return becomes probable. We use our judgment in estimating our sales returns. We analyze customer demand, acceptance of products and historical returns when evaluating the adequacy of the allowance for sales returns, which are not generally provided. In certain instances, we also make adjustments to receivable balances for concessions, and product or seat downgrades. Those adjustments are analyzed under the same methodology as performed for the sales returns and included in the reserve balance.

        Our ability to estimate returns is based on our long history of experience with relatively homogenous transactions and the fact that the return period is short. The estimates for returns are adjusted periodically based upon changes in historical rates of returns and other related factors. We have recorded a sales returns provision (benefit) to decrease (increase) revenue for these situations based on our historical experience of $1.2 million, $(0.2) million and $(0.6) million in fiscal 2012, 2011 and 2010, respectively.

        We use our judgment in estimating our allowance for doubtful accounts. In order to estimate our allowance for doubtful accounts, we analyze specific accounts receivables, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. We have recorded a provision for bad debt expense of $0.4 million in fiscal 2012 and $0.2 million in each of fiscal 2011 and 2010.

Results of Operations for Fiscal Years 2012, 2011 and 2010

        The following table summarizes, for the periods indicated, certain items in the consolidated statements of operations as a percentage of net revenues. The financial information and the ensuing discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

	Fiscal Years
	2012	2011	2010
Net revenues:
Recurring revenues	90%	89%	89%
Non-recurring revenues	10	11	11

Total net revenues	100	100	100
Cost of revenues:
Recurring revenues	19	19	18
Non-recurring revenues	12	12	10
Amortization of developed technology	3	3	2

Total cost of revenues	34	34	31

Gross margin	66	66	69
Operating expenses:
Sales and marketing	21	23	24
Product development	19	18	18
General and administrative	11	11	13
Amortization of other intangibles	1	1	*
Restructuring charges	1	*	*

Total operating expenses	52	53	57

Income from continuing operations	14	13	13
Interest expense	(1)	*	*
Interest income and other expense, net	*	*	*
Loss on equity investments, net	*	*	*

Income from continuing operations before income taxes	13	13	12
Provision for income taxes	5	4	4

Net income from continuing operations	8	9	9
Discontinued operation:
Net income from discontinued operation	*	1	*

Net income	8%	9%	9%

Percentages are based on actual values. Totals may not sum due to rounding.

*
Less than 1%

NET REVENUES

	2012	2011	2010
	(in thousands, except percentages)
Total net revenues	$358,819	$326,248	$283,501
Change over prior year	$32,571	$42,747
Percent change over prior year	10%	15%

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

        Revenues derived from recurring sources have approximated 90% of net revenues:

As a percentage of net revenues	2012	2011	2010
Revenues from recurring sources	90%	89%	89%
Revenues from non-recurring sources	10%	11%	11%

        Net revenues increased in 2012 primarily due to continued customer adoption of our products and services. The increase in net revenues for 2012 was the result of term license and other recurring revenue growth totaling $36.5 million, or a 17% increase, over 2011. The increase in term license revenues was primarily due to sales of our APX, Geneva, Moxy, Tamale and Syncova products. Other recurring revenues increased primarily due to sales of our Black Diamond products, which contributed an additional $10.6 million to revenues over 2011. The increase in our recurring revenues was partially offset by a decrease in our non-recurring revenues, which was primarily due to lower consulting activity as we experienced a decline in new service engagements during 2012 and an increase in net recognition of the net term license deferral associated with in-process term license implementations as a result of more projects completed during 2012.

        The year-over-year growth in total net revenues for 2011 was due to higher revenues from recurring sources, primarily term license revenues, which reflected $26.4 million or 24% growth in 2011 compared to the same period in 2010. The increase in term license revenues is primarily due to our bookings activity from the previous 12 months and growth in sales of our APX and Geneva products, and to a lesser extent, our Moxy and Tamale products and revenues from our Syncova products, which contributed $3.2 million of revenue since its acquisition on February 28, 2011. Additionally contributing to the increase in recurring revenues was growth from other recurring revenues, which consists of our data services, outsourced services, web-based services, AUA fees for certain perpetual arrangements and revenues from our Black Diamond products, which contributed $7.5 million to revenues since being acquired on June 1, 2011. The increase in non-recurring revenues was due to greater consulting activity as we experienced an increase in new service engagements during 2011 as a result of bookings from the latter half of 2010 and first half of 2011.

        Revenues derived from sales outside the U.S. were 17%, 18% and 15% of total net revenues in 2012, 2011 and 2010, respectively. The slight decrease as a percentage of total revenues during 2012 primarily reflects growth outside the U.S. slowing to 2% over 2011, as a result of the continuing European sovereign debt crisis, while U.S. sales grew 12%. The increase during 2011 was primarily due to an increase in new business booked in the prior 12 months due to improved economic conditions in regions where we do business outside the U.S., and to a lesser extent, increases in the market values of AUA balances for our EMEA customers. We plan to continue expanding our sales efforts outside the U.S., both in our current markets and elsewhere. The revenues from customers in any single country did not exceed 10% of total net revenues.

        We expect net revenues to be in the range of $373 million to $379 million for fiscal 2013.

Recurring Revenues

	2012	2011	2010
	(in thousands, except percentages)
Term license revenues	$159,940	$135,235	$108,838
Maintenance revenues	67,063	70,454	72,907
Other recurring revenues	97,624	85,797	70,309

Total recurring revenues	$324,627	$291,486	$252,054
Percent of total net revenues	90%	89%	89%
Change over prior year	$33,141	$39,432
Percent change over prior year	11%	16%

        Revenues from term licenses, which include both the software license and maintenance services for term licenses, grew 18% in 2012 from 2011 and represented 49% of total recurring revenues in 2012, 46% in 2011 and 43% in 2010. The growth of term license revenues in 2012, 2011 and 2010 reflects the continued layering of incremental annual contract value (ACV) of term licenses sold in previous periods into our term revenue and the continued market acceptance of our products. Our bookings in 2012, 2011 and 2010 will contribute approximately $32.8 million, $33.9 million and $31.8 million, respectively, in annual revenue once they are fully implemented. In 2012, bookings decreased 3% over the prior year due to a 20% decrease in EMEA bookings, while in 2011 bookings increased 6% over the prior year. Additionally, adding to the increase in term license revenues was the net recognition of deferred term license revenues in 2012. For our term licenses, we defer all revenue on new bookings until our implementation services are complete. For fiscal 2012, 2011 and 2010, the net term license revenue deferral/recognition increased (decreased) the Company's term license revenues by $1.0 million, $(2.9) million and $(2.3) million, respectively.

        During 2012, more projects were completed, leading to the net recognition of deferred term license revenues. During 2011 and 2010, the net term license revenue deferral increased in those periods due to stronger bookings, resulting in an increase in the number of projects in the implementation phase in those years.

        We generally do not sell perpetual licenses to new customers. As a result, maintenance revenues from perpetual licenses decreased by $3.4 million and $2.5 million during 2012 and 2011, respectively. These decreases were due to maintenance de-activations from customer attrition, maintenance level downgrades, reductions in products licensed or number of users by clients, perpetual license customers migrating to term licenses, and a decrease in new perpetual license customers, partially offset by the impact of price increases.

        Other recurring revenues, which primarily include revenues from incremental assets under administration fees from perpetual licenses, data services, outsourced services, Advent OnDemand, web-based services and Black Diamond, increased $11.8 million and $15.5 million during 2012 and

2011, respectively. In 2012 and 2011, the increase in other recurring revenues is primarily due to growth in revenues from data services, outsourced services, web-based services and also revenue growth of $10.6 million and $7.5 million, respectively, from Black Diamond, which we acquired in June 2011. In addition, incremental assets under administration fees from perpetual licenses increased $1.3 million in 2011 as our clients experienced growth in new assets and increases in the market value of AUA balances despite market volatility during 2011. In 2010, the increase in other recurring revenues was primarily due to growth in revenues of $9.2 million from outsourced services as several large implementations went live in September 2009 and to a lesser extent, from the increase of $4.2 million in our subscription and data management revenues.

Non-Recurring Revenues

	2012	2011	2010
	(in thousands, except percentages)
Professional services and other revenues	$31,280	$31,475	$26,593
Perpetual license fees	2,912	3,287	4,854

Total non-recurring revenues	$34,192	$34,762	$31,447
Percent of total net revenues	10%	11%	11%
Change over prior year	$(570)	$3,315
Percent change over prior year	(2)%	11%

        Non-recurring revenue consists of perpetual license fees, professional services and other revenue. Perpetual license revenues are derived from the licensing of software products under a perpetual arrangement. Professional services and other revenues include consulting, project management, custom implementation and integration, custom report writing, training and our client conference.

        Professional services projects related to Axys, Moxy and Partner products generally can be completed in a two-to six-month time period, while services related to Geneva and APX products may require a four-to-nine-month time period. We defer professional services revenue for services performed on term license implementations that are not considered substantially complete. Service revenue is deferred until the implementation is complete and remaining services are substantially completed. Upon substantial completion, we recognize a pro-rata amount of professional services fees earned based on the elapsed time from the start of the term license to the substantial completion of professional services. The remaining deferred professional services revenue is recognized ratably over the remaining contract length.

        Professional services and other revenues changed due to the following (in thousands):

	Change From 2011 to 2012	Change From 2010 to 2011
(Decreased) increased consulting services	$(9,741)	$8,704
Increased custom report services	540	1,024
Increased project management	765	416
Increased (decreased) data conversion	1,542	(29)
Decreased (increased) term license implementation deferral	6,489	(5,663)
Various other items	210	430

Total change	$(195)	$4,882

        The decrease in professional services and other revenues during 2012 primarily reflects a decrease in billable utilization for professional services resources. These decreases were largely offset by the increase in recognition of net deferred revenue resulting from more projects completed during 2012 compared to 2011. Additionally, there were increases in data conversion, project management and custom report services. The revenue increase in 2011 primarily reflects increased revenue from consulting services. During 2011, we experienced an increase in new service engagements as a result of bookings from 2011 and the latter half of 2010, leading to an increase in consulting services, custom report services and reimbursable travel.

        The impact of our term license implementation recognition (deferral) on professional services revenues was as follows:

	2012	2011	2010
	(in thousands, except percentages)
Net deferral of professional services revenue related to term license implementations	$(49)	$(6,538)	$(875)
Change over prior year	$6,489	$(5,663)

        In 2012, relatively more projects were completed as compared to the same period last year, resulting in a decrease in net term license implementation deferral associated with in-process term license implementations. The net deferral of $6.5 million during 2011 was primarily due to relatively more projects in the implementation phase as a result of strong bookings in the latter half of 2010 and first half of 2011. During 2010, the net impact of the term license implementation deferral was minimal as the revenue deferred from implementations in process in 2010 was nearly offset by the revenue recognized from completed implementations.

COST OF REVENUES

	2012	2011	2010
	(in thousands, except percentages)
Total cost of revenues	$122,716	$110,772	$86,810
Percent of total net revenues	34%	34%	31%
Change over prior year	$11,944	$23,962
Percent change over prior year	11%	28%

        Our cost of revenues is made up of three components: cost of recurring revenues; cost of non-recurring revenues and amortization of developed technology. The increase in total cost of revenues in 2012 and 2011 was due principally to increases in payroll and related costs from headcount additions in our client support and professional services groups and amortization of developed technology associated with our recent acquisitions of Goya AS, Syncova and Black Diamond, and higher allocation of costs. Consistent with the increase in headcount, allocated expenses to our services and support organization increased.

        The decrease in gross margin percentage to 66% in 2012 and 2011 from 69% in 2010 resulted from the increase in amortization resulting from our recent acquisitions, allocation of more facility and infrastructure expenses due to headcount growth in our sales and support organization, lower utilization of our consulting employees and from the increase in the net deferral of professional services revenue related to term license implementations. Headcount in our cost of revenues organization grew 22% in 2011, compared to overall company headcount growth of 14%, resulting in a higher allocation of facility and infrastructure expense in 2011 and 2012.

        Consistent with historical trends, we continued to experience negative gross margins on professional services revenues in 2012. The Company weighs the costs of providing professional services with the long-term benefits of client satisfaction and retention in assessing the fees it charges for these services. To implement our products as quickly as possible, we at times add new contractors or new employees, as needed, to perform the professional services resulting in lower billable utilization. To a lesser extent, the significant deferral of professional services revenues and costs associated with term license implementation and our user conference also contributed to our historical negative gross margins. Our professional services revenues account for less than 10% of our total net revenues.

        In 2013, we expect that higher utilization of professional services consultants and improved management systems over utilization will result in an improvement to our gross margin.

Cost of Recurring Revenues

	2012	2011	2010
	(in thousands, except percentages)
Cost of recurring revenues	$68,953	$62,329	$51,261
Percent of total recurring revenues	21%	21%	20%
Change over prior year	$6,624	$11,068
Percent change over prior year	11%	22%

        Cost of recurring revenues consists of the direct costs related to providing and supporting our outsourced services, providing technical support services under maintenance and term license agreements and other services for recurring revenues, and royalties paid to third party vendors. Gross margins for cost of recurring revenues were 79%, 79% and 80% during 2012, 2011 and 2010, respectively.

        Cost of recurring revenues changed due to the following (in thousands):

	Change From 2011 to 2012	Change From 2010 to 2011
Increased payroll and related	$4,570	$4,228
Increased allocation-in of facility and infrastructure expenses	1,186	4,259
Increased travel and entertainment	387	374
Increased computers and telecom	204	676
Increased outside services	197	862
Increased depreciation	57	545
Various other items	23	124

Total change	$6,624	$11,068

        The increase in 2012 and 2011 was due primarily to an increase in payroll and related costs that resulted from salary increases and additional headcount which enables us to deliver the technical support services we provide to our growing number of clients in their day-to-day use of our software. Payroll and related increased due to annual merit increases and headcount additions from Black Diamond which we acquired in June 2011. Headcount increased to 359 employees at December 31, 2012 from 352 and 292 employees at December 31, 2011 and December 31, 2010, respectively. We allocate facility and infrastructure expenses based on headcount and consistent with the increase in departmental headcount, we allocated more of these costs to our cost of recurring revenues departments in 2012 and 2011.

        Travel and entertainment costs increased in 2012 and 2011 due to increased travel by our employees associated with providing technical support services. The increase in outside services during 2012 resulted from vendors related to Black Diamond which we acquired in June 2011 and more activity and utilization of third party consultants during 2011. The increase in computers and telecom, and depreciation reflects the build-out and utilization of new data servers during 2012 and 2011, and increased maintenance contract costs in 2012.

Cost of Non-Recurring Revenues

	2012	2011	2010
	(in thousands, except percentages)
Cost of non-recurring revenues	$43,505	$39,623	$29,175
Percent of total non-recurring revenues	127%	114%	93%
Change over prior year	$3,882	$10,448
Percent change over prior year	10%	36%

        Cost of non-recurring revenues consists of expenses associated with perpetual license fees, professional services and other. Costs associated with perpetual license fees consists primarily of royalties and other fees paid to third parties, the fixed direct labor and third party costs involved in producing and distributing our software, and cost of product media including duplication, manuals and packaging materials. Costs associated with professional services and other revenue consists primarily of personnel related costs associated with the professional services organization in providing consulting, custom report writing and data conversion from clients' previous systems. Also included are direct costs associated with third-party consultants. Additionally, we defer revenues and direct costs associated with services performed on term license implementations until the project is substantially complete. Indirect costs such as management and other overhead expenses are recognized in the period in which they are incurred.

        Cost of non-recurring revenues changed due to the following (in thousands):

	Change From 2011 to 2012	Change From 2010 to 2011
Increased (decreased) cost related to term license implementations deferral	$2,712	$(2,889)
Increased payroll and related	1,142	4,992
Increased allocation-in of facility and infrastructure expenses	539	1,941
Increased outside contractors	259	4,529
(Decreased) increased outside services	(603)	274
(Decreased) increased travel and entertainment	(245)	949
(Decreased) increased marketing	(140)	478
Various other items	218	174

Total change	$3,882	$10,448

        The increase in 2012 primarily reflects a decrease in the net deferral of professional service costs as a result of more completed projects than commenced projects during 2012. Additionally, payroll and related expenses and outside contractor usage increased during 2012 to support implementation projects. Consistent with the increase in headcount, the allocation of facility and infrastructure expenses also increased.

        The increase in 2011 primarily reflects increases in payroll and related expenses, and outside contractor expense. We increased headcount in our client services and consulting group to 134 at December 31, 2011 from 108 at December 31, 2010, resulting in increased payroll and related expenses. As we experienced higher demand of implementation projects, we increased our utilization of third-party contractors in 2011. We allocate facility and infrastructure expenses based on headcount and consistent with the increase in departmental headcount, we allocated more of these costs to our non-recurring revenue department. Consistent with the increase in professional service activity, we experienced an increase in travel and entertainment, and outside services costs. Increases in marketing were a result of increased marketing activity associated with our user conference held in Boston in

September 2011, which had record attendance. Increases in conference costs were primarily due to higher accommodation costs associated with the user conference.

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

        The impact of our term license implementation recognition (deferral) on professional services costs for 2012, 2011 and 2010 was as follows:

	2012	2011	2010
	(in thousands, except percentages)
Net deferral of professional services costs related to term license implementations	$(826)	$(3,538)	$(649)
Change over prior year	$2,712	$(2,889)

        In 2012, relatively more projects were completed as compared to the same period last year, resulting in the decrease in net term license implementation deferral associated with in-process term license implementations. The increase in the net deferral in 2011 was primarily due to relatively more projects in the implementation phase as a result of strong bookings in 2011 and the latter half of 2010.

        Gross margins for non-recurring revenues were (27)%, (14)% and 7% during 2012, 2011 and 2010, respectively. The decrease in gross margin in 2012 was primarily due to lower billable utilization of professional services consultants and service concessions. The gross margin decline in 2011 was primarily due to lower utilization of our consulting employees during 2011 and, to a lesser extent, our net deferral of professional services revenues.

        In 2013, we expect to reduce the negative margin in our professional services through increased efficiency and higher utilization resulting from improved management systems over utilization of professional services consultants. Additionally, we reduced headcount in our professional services organization as part of our re-organization during the fourth quarter of 2012 which will contribute towards improving margins in 2013.

Amortization of Developed Technology

	2012	2011	2010
	(in thousands, except percentages)
Amortization of developed technology	$10,258	$8,820	$6,374
Percent of total net revenues	3%	3%	2%
Change over prior year	$1,438	$2,446
Percent change over prior year	16%	38%

        Amortization of developed technology represents amortization of acquisition-related intangibles, and amortization of capitalized software development costs previously capitalized under ASC 985, "Costs of Software to be Sold, Leased, or Marketed". The increase in 2012 and 2011 resulted from additional amortization from technology related intangible assets associated with Goya AS, Syncova and Black Diamond which we acquired in March 2010, February 2011 and June 2011, respectively, and additional amortization from software development costs capitalized during 2011 and 2012, which were partially offset by decreased amortization from other developed technology assets that fully amortized during 2011 and 2012.

OPERATING EXPENSES

Sales and Marketing

	2012	2011	2010
	(in thousands, except percentages)
Sales and marketing	$74,688	$74,807	$69,151
Percent of total net revenues	21%	23%	24%
Change over prior year	$(119)	$5,656
Percent change over prior year	0%	8%

        Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars.

        Sales and marketing expense changed due to the following (in thousands):

	Change From 2011 to 2012	Change From 2010 to 2011
(Decreased) increased travel and entertainment	$(740)	$360
Decreased allocation-in of facility and infrastructure expenses	(252)	(524)
(Decreased) increased computers and telecom	(149)	160
(Decreased) increased marketing	(20)	595
Increased payroll and related	1,211	4,992
Various other items	(169)	73

Total change	$(119)	$5,656

        The decrease in sales and marketing expenses in 2012 was primarily due to lower travel and entertainment expenses associated with offsite meetings during 2012. Effective January 1, 2012, we changed the classification of costs for certain members of our product management team to our product development group as the roles of these individuals were more aligned with our product development efforts in 2012. As a result, headcount decreased to 211 at December 31, 2012 from 223 at December 31, 2011. We allocate facility and infrastructure expenses based on headcount; consequently, we allocated fewer of these costs to our sales and marketing department. Computers and telecom expenses also decreased in 2012 primarily due to lower cell phone costs. The decrease in marketing expenses during 2012 was due to less spending for promotional items and live events.

        During 2012, the increase in payroll and related costs primarily resulted from the amortization of prepaid commissions related to new bookings signed subsequent to December 31, 2011, and to a lesser extent, amortization of commission expense from Black Diamond which we acquired in June 2011. As a result of these changes, total sales and marketing expense decreased as a percentage of total net revenues to 21% in 2012 from 23% in 2011.

        The dollar amount increase in expense in 2011 reflects the growth of our sales and marketing efforts. As we continue to expand our sales and marketing efforts outside the U.S., we have grown our headcount to 223 at December 31, 2011 from 203 at December 31, 2010, respectively, resulting in an increase in payroll related costs in 2011. The decrease in allocated facility and infrastructure expense in 2011 was a result of our other departments' headcount growing faster than the sales and marketing group, resulting in less allocation-in to sales and marketing in 2011. The increase in marketing, and travel and entertainment expenses during 2011 primarily reflects an increase in marketing activity outside the U.S. and tradeshow costs.

Product Development

	2012	2011	2010
	(in thousands, except percentages)
Product development	$67,014	$57,561	$51,416
Percent of total net revenues	19%	18%	18%
Change over prior year	$9,453	$6,145
Percent change over prior year	16%	12%

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

        We invested 19%, 18% and 18% of our revenues in product development during 2012, 2011 and 2010, respectively. Product development expenses changed due to the following (in thousands):

	Change From 2011 to 2012	Change From 2010 to 2011
Increased payroll and related	$6,894	$4,692
Increased allocation-in of facility and infrastructure expenses	1,007	1,112
Increased outside services	1,132	52
Decreased (increased) capitalization of product development	220	(214)
Various other items	200	503

Total change	$9,453	$6,145

        The increases in product development expenses during fiscal 2012 and 2011 were primarily due to increases in payroll and related costs resulting from headcount additions from acquisitions as well as to help continue the enhancement of our existing product suite including new versions of Geneva, APX, Axys, Moxy, Advent Rules Manager, Advent Revenue Center, Partner and Tamale RMS. Headcount increased to 337 at December 31, 2012 from 323 at December 31, 2011 and 287 at December 31, 2010. Consequently, we allocated more facility and infrastructure costs in 2012 and 2011 to our product development department as a result of the increased headcount. Effective January 1, 2012, we changed the classification of costs for certain members of our product management team to our product development group, as the roles of these individuals were more aligned with our product development efforts in 2012. This change contributed to the increases in headcount and associated payroll expenses in our product development group, as well as the increase of overall product development expense. Total product development expenses increased as a percentage of revenue to 19% in 2012 from 18% in 2011 as a result of these changes.

General and Administrative

	2012	2011	2010
	(in thousands, except percentages)
General and administrative	$37,763	$37,040	$37,707
Percent of total net revenues	11%	11%	13%
Change over prior year	$723	$(667)
Percent change over prior year	2%	(2)%

        General and administrative expenses consist primarily of personnel costs for information technology, finance, administration, operations and general management, as well as legal and accounting expenses.

        General and administrative expenses changed due to the following (in thousands):

	Change From 2011 to 2012	Change From 2010 to 2011
Increased facilities	$897	$685
Increased computers and telecom	698	686
Increased depreciation	662	565
Increased payroll and related	641	1,670
Increased charitable contributions	332	55
Increased (decreased) outside services	272	(102)
Increased travel and entertainment	178	103
Increased allocation-out of facility and infrastructure expenses	(2,504)	(6,796)
(Decreased) increased legal and professional	(689)	1,548
(Decreased) increased outside contractors	(114)	556
Various other items	350	363

Total change	$723	$(667)

        The increase in general and administrative expenses in 2012 was primarily due to increases in facility and information technology costs, depreciation, payroll and related, charitable contributions, outside services and travel and entertainment expense, partially offset by the increase in the allocation-out of corporate expenses to other departments and the decrease in legal and professional fees. The increase in facility costs was primarily associated with additional rent expense related to a new office in Jacksonville, Florida for our Black Diamond personnel and new offices in London and New Rochelle, New York. The increase in computers and telecom in 2012 was due to an increase in maintenance contract costs and telephone costs related to the increase in headcount from our acquisitions. Depreciation increased due to leasehold improvement additions related to new facilities in Jacksonville, New Rochelle and London. The increase in payroll and related costs during 2012 was primarily due to headcount acquired from our Syncova and Black Diamond acquisitions in 2011. Charitable contributions increased as a result of more donations by the Company in 2012. These increases were partially offset by the increase in the allocation-out of corporate expenses to other departments. Corporate expenses, such as facility and information costs, are initially recognized in our general and administrative department and then allocated out to other departments based on headcount. As our facility costs increased and headcount in our other departments grew at a higher rate than our general and administrative department, we allocated-out more facility and information technology costs during 2012 when compared to 2011. Additionally, we incurred lower legal and professional fees during in 2012 as compared to 2011 due to the dismissal of Kinexus Corporation lawsuit by the Delaware Chancery Court in July 2012; and no acquisition-related costs were incurred in 2012 as compared to costs for our acquisitions of Syncova and Black Diamond in 2011.

        The decrease in total general and administrative expenses for 2011 was primarily due to the increase in the allocation-out of corporate expenses to other departments. Corporate expenses, such as facility and information technology costs, are initially recognized in our general and administrative department and then allocated out to other departments based on headcount. As our facility costs increased and headcount in our other departments grew at a higher rate than our general and administrative department, we allocated-out more facility and information technology costs resulting in less general and administrative expense during 2011.

        The increase in legal and professional fees during 2011 was due to higher acquisition-related fees of $0.9 million primarily associated with the acquisitions of Syncova and Black Diamond, which we acquired in February 2011 and June 2011, respectively. Payroll and related costs increased during fiscal 2011 as a result of additional headcount and annual merit increases. Headcount increased slightly to 169 at December 31, 2011 from 161 at December 31, 2010. In addition, we experienced an increase in outside contractors as a result of our enterprise resource planning (ERP) upgrade project. The increase in computers and telecom was due to an increase in maintenance contract costs and equipment purchases related to the increase in headcount from our acquisitions and for our offices located outside the U.S. The increase in facilities was primarily associated with additional rent expense related to Black Diamond offices. Depreciation also increased due to leasehold improvement additions related to Black Diamond and our Beijing office.

Amortization of Other Intangibles

	2012	2011	2010
	(in thousands, except percentages)
Amortization of other intangibles	$3,825	$2,807	$1,272
Percent of total net revenues	1%	1%	0%
Change over prior year	$1,018	$1,535
Percent change over prior year	36%	121%

        Other intangibles represent non-technology related intangible assets. The increase in amortization during 2012 and 2011 resulted from increased amortization from intangible assets associated with Goya AS, Syncova and Black Diamond which we acquired in March 2010, February 2011 and June 2011, respectively. The increase was partially offset by the decrease in amortization due to the customer list from East Circle Solutions, Inc. which we acquired in December 2006, becoming fully amortized in November 2010 and the non-compete agreement from Tamale Software, Inc., which we acquired in October 2008, becoming fully amortized in September 2010.

Restructuring Charges

	2012	2011	2010
	(in thousands, except percentages)
Restructuring charges	$3,634	$696	$840
Percent of total net revenues	1%	0%	0%
Change over prior year	$2,938	$(144)
Percent change over prior year	422%	(17)%

        During the past several years, we have initiated various restructuring initiatives to reduce costs and improve operating efficiencies by better aligning our resources to near-term revenue opportunities. These initiatives resulted in restructuring charges comprised primarily of costs related to headcount reductions and costs related to properties abandoned in connection with facilities consolidation and related write-down of leasehold improvements. Our restructuring charges included accruals for estimated losses on facility costs based on our contractual obligations net of estimated sub-lease income. We reassess this liability periodically based on market conditions.

        In October 2012, we approved a re-organization plan to align strategy and function, reduce operating costs and improve profitability. As a result, we recorded a restructuring charge of $3.6 million in 2012 for employee termination benefits associated with a workforce reduction and expect annual operating expense run rate savings of approximately $8 million.

        During 2011, we recorded a restructuring charge of $0.7 million which primarily related to the severance and benefit costs associated with a reduction-in-force and the present value amortization of facility exit obligations, partially offset by adjustments to other facility exit assumptions.

        During 2010, we recorded restructuring charges of $0.8 million which primarily related to facility and exit costs associated with the relocation and consolidation of our facilities in New York City and Boston during the second and fourth quarter of 2010, respectively.

        For additional analysis of the components of the payments and charges made against the restructuring accrual in fiscal 2012, 2011, and 2010, see Note 9, "Restructuring Charges" to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

        At December 31, 2012, we had a remaining restructuring accrual of $3.1 million which is included in accrued liabilities on the accompanying consolidated balance sheet. We expect to pay the accrued termination benefits by June 30, 2013.

        In the first quarter of 2013, we expect to incur additional restructuring charges of $1.0 million as we complete our re-organization plan.

Interest Expense

	2012	2011	2010
	(in thousands, except percentages)
Interest expense	$(1,973)	$(188)	$(54)
Percent of total net revenues	(1)%	0%	0%
Change over prior year	$(1,785)	$(134)
Percent change over prior year	949%	248%

        In November 2011, we entered into a debt agreement and drew down $50.0 million, resulting in the increase in interest expense in 2011. The increase in interest expense of $1.8 million during 2012 resulted from a full year of debt issuance cost amortization and interest costs associated with the debt agreement and, to a lesser extent, interest costs associated with an additional draw down of $50.0 million in November 2012.

Interest Income and Other Expense, net

	2012	2011	2010
	(in thousands, except percentages)
Interest income and other expense, net	$353	$(555)	$(841)
Percent of total net revenues	0%	0%	0%
Change over prior year	$908	$286
Percent change over prior year	(164)%	(34)%

        Interest income and other expense, net consists of interest income, realized gains and losses on investments, and foreign currency gains and losses.

        Interest income and other expense, net changed due to the following (in thousands):

	Change From 2011 to 2012	Change From 2010 to 2011
Change in foreign currency gains and losses	$909	$295
Increase (decrease) in interest income	38	(80)
Various other items	(39)	71

Total change	$908	$286

        The change in foreign currency translation of $0.9 million was primarily due to a weakening U.S. dollar resulting in a slight gain of $0.1 million in 2012 compared to a strengthening U.S. dollar in 2011 and resulting loss of $0.8 million against certain European currencies in which we do business. In 2011, the change in foreign currency translation of $0.3 million was primarily due to U.S. dollar strengthening at a slower rate against the Pound Sterling, Euro and other foreign currencies than in 2010 when we recorded a loss of $1.1 million.

        The increase in interest income during 2012 compared to 2011 was due to higher average balances in interest bearing investments.

Loss on Equity Investments, net

	2012	2011	2010
	(in thousands, except percentages)
Loss on equity investments, net	$—	$(500)	$—
Percent of total net revenues	0%	0%	0%
Change over prior year	$500	$(500)
Percent change over prior year	(100)%	N/A

        Loss on equity investments of $0.5 million in 2011 reflects the write-off of the remaining investment in a privately held company.

Provision For Income Taxes

	2012	2011	2010
	(in thousands, except percentages)
Provision for income taxes	$17,328	$12,991	$11,091
Effective tax rate	36%	31%	31%

        Our 2012 effective tax rate differs from the statutory rate primarily due to the favorable effects of state research credits and California Enterprise Zone Credits. The increase in effective tax rate in 2012 from 2011 was primarily due to the expiration of the federal research credit at the end of 2011 and of increasing pre-tax book income reducing the percentage impact of favorable rate items such as state research credits. Our 2011 and 2010 effective tax rates differ from the statutory rate primarily due to the same factors as 2012 with the addition of federal research credits. The impact of higher pre-tax book income between 2010 and 2011 was offset by a reduction in our state effective tax rate resulting from a significant reduction in our California apportionment.

        We continue to maintain a valuation allowance against deferred tax assets relating to investment reserves and certain state net operating losses because the likelihood of their realization is not more likely than not.

        In January 2013, Congress passed an extension of the federal research and development credit effective January 1, 2012 through December 31, 2013. As a result, we expect our income tax provision for the first quarter of fiscal 2013 will include a discrete tax benefit which will reduce our effective tax rate for the quarter to 20%, and for fiscal 2013 to a range of 30% to 35% of income before taxes. Additionally, we expect our cash payments for federal income taxes to be at approximately 20% of taxable income in 2013 as we utilize net operating losses and credit carryforwards to reduce our cash taxes down to the Alternative Minimum Tax rate.

Discontinued Operation

	2012	2011	2010
	(in thousands, except percentages)
Net revenues	$—	$—	$—
Income (loss) from operation of discontinued operation (net of applicable taxes of $126, $(82) and $(46), respectively)	$184	$114	$(166)
Gain on disposal of discontinued operation (net of applicable taxes of $0, $1,279 and $0, respectively)	—	1,725	—

Net income (loss) from discontinued operation	$184	$1,839	$(166)
Change over prior year	$(1,655)	$2,005
Percent change over prior year	(90)%	(1,208)%

        In connection with the sale of our MicroEdge subsidiary in the fourth quarter of 2009, $3.0 million of the proceeds had been placed in escrow. As this $3.0 million was released from escrow and received by the Company in March 2011, our discontinued operation recorded a gain of $1.7 million in "net income from discontinued operation, net of applicable taxes" in 2011.

Liquidity and Capital Resources

Cash, Cash Equivalents, Marketable Securities and Cash Flows

        The following is a summary of our cash, cash equivalents and marketable securities (in thousands):

	December 31
	2012	2011
Cash and cash equivalents	$58,217	$65,525
Short-term and long-term marketable securities	$172,744	$70,825

        Cash and cash equivalents, short-term and long-term marketable securities primarily consist of money market mutual funds, U.S. government and U.S. Government Sponsored Entities (GSE's), foreign debt securities and high credit quality corporate debt securities. Cash and cash equivalents are comprised of highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase. Our short-term and long-term marketable securities are classified as available-for-sale, with long-term investments having a maturity date greater than one year from the end of the period.

        The table below, for the periods indicated, provides selected consolidated cash flow information (in thousands):

	Fiscal Years
	2012	2011	2010
Net cash provided by operating activities from continuing operations	$86,620	$83,184	$76,218
Net cash used in investing activities from continuing operations	$(111,517)	$(112,510)	$(34,281)
Net cash provided by (used in) financing activities from continuing operations	$17,848	$11,144	$(17,657)
Net cash provided by (used in) operating activities from discontinued operation	$(561)	$(1,349)	$(377)
Net cash provided by investing activities from discontinued operation	$—	$3,004	$—

  Cash Flows from Operating Activities for Continuing Operations

        Our cash flows from operating activities for continuing operations represent the most significant source of funding for our operations. The major uses of our operating cash include funding payroll (salaries, commissions, bonuses and benefits), general operating expenses (marketing, travel, computer and telecommunications, legal and professional expenses, and office rent) and cost of revenues. Our cash provided by operating activities generally follows the trend in our net revenues, operating results and bookings.

        Our cash provided by operating activities for continuing operations of $86.6 million during fiscal 2012 was primarily the result of our net income plus non-cash charges including stock-based compensation, depreciation and amortization and deferred income taxes. Cash flows resulting from changes in assets and liabilities include an increase in income taxes payable and deferred revenues, and a decrease in accounts payable and accrued liabilities. The increase in income taxes payable was primarily due to the timing of tax payments and an increase in the Company's effective tax rate due to the expiration of certain research and development tax credits. The decrease in deferred revenue primarily resulted from the ratable recognition of deferred term license, maintenance and other recurring revenues over their contract period during 2012, and the release of deferred revenue associated with our term license implementations. The decrease in accrued liabilities reflects cash payments of fiscal 2011 liabilities including year-end bonuses, commissions, and payroll taxes. Accounts payable decreased primarily due to payments to vendors for amounts billed in 2011. Cash flows from accounts receivable increased in 2012 compared to 2011 due to the collection of amounts billed to customers, resulting in a decrease in days' sales outstanding to 62 days during 2012, from 70 days in 2011.

        Our cash provided by operating activities for continuing operations of $83.2 million during fiscal 2011 was primarily the result of our net income plus non-cash charges including stock-based compensation, and depreciation and amortization. Cash flows resulting from changes in assets and liabilities include an increase in accounts receivable, deferred revenue and accrued liabilities. Days' sales outstanding were 70 days during 2011 compared to 64 days in 2010. The increase in deferred revenue reflects additional billings associated with recent bookings, customer renewals and the deferral of professional services revenue. The increase in accrued liabilities reflects fiscal 2011 liabilities including year-end bonuses, commissions, and payroll taxes. Other changes in assets and liabilities included an increase in accounts payable, income taxes payable and prepaid and other assets.

        Our cash provided by operating activities for continuing operations of $76.2 million during fiscal 2010 was primarily the result of our net income and non-cash charges including stock-based compensation and depreciation and amortization. Cash inflows resulting from changes in assets and liabilities included increases in accrued liabilities and deferred revenues. The increase in accrued liabilities reflects fiscal 2010 liabilities including year-end bonuses, commissions, and payroll taxes and the increase in deferred revenue reflects customer renewals and additional bookings. Under the term model, we generally bill and collect for a term agreement in equal installments in advance of each annual period. These amounts are deferred at billing and recognized over the annual term period. Cash outflows resulting from changes in assets and liabilities include an increase to accounts receivable and a decrease in income taxes payable. Several new contracts were executed in December 2010 and collected in January 2011, resulting in an increase in accounts receivable at December 31, 2010 compared to December 31, 2009. During 2010, Advent utilized tax deductions from stock-based compensation to reduce income taxes payable by $3.9 million. As a result, cash flow from operating activities includes a cash outflow of $3.9 million related to the reduction of income taxes payable resulting from excess tax benefit deductions.

        We expect that cash provided by operating activities for continuing operations may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, new term license bookings that increase deferred revenue, collection of accounts receivable, payment of federal income taxes and timing of payments. Despite expected payments for federal income taxes and for accrued liabilities related to severance and benefits under our recent re-organization, we expect operating cash flow to increase and be between $93 million to $97 million for fiscal 2013, representing a 7% to 12% increase over 2012.

  Cash Flows from Investing Activities for Continuing Operations

        Net cash used in investing activities for continuing operations of $111.5 million during 2012 reflects purchases of marketable securities of $221.0 million, capital expenditures of $6.4 million primarily related to purchases of computers and equipment and, to a lesser extent, the build-out of our new facilities in New Rochelle, New York and Jacksonville, Florida, capitalized software development costs of $2.1 million and the final installment payment of $0.7 million related to our acquisition of East Circle, which we acquired in December 2006. These expenditures were partially offset by proceeds received from the sale and maturity of marketable securities of $118.6 million.

        Net cash used in investing activities for continuing operations of $112.5 million during 2011 reflects net cash used of $24.6 million related to the acquisition of Syncova Solutions, Ltd, $72.4 million related to the acquisition of Black Diamond, purchases of marketable securities of $89.2 million, capital expenditures of $11.3 million primarily related to computer equipment purchases and upgrade of our enterprise software system and, to a lesser extent, build-out of our new facilities in Beijing, Sweden and London and capitalized software development costs of $2.4 million. These expenditures were offset by proceeds received from the sale and maturity of marketable securities of $87.4 million.

        Net cash used in investing activities for continuing operations of $34.3 million in 2010 reflects purchases of marketable securities of $46.5 million, capital expenditures of $17.4 million primarily related to the build-out of our new facilities in New York and Boston and, to a lesser extent, computer and software equipment purchases, net cash used of $4.7 million related to the acquisition of Goya AS and capitalized software development costs of $2.1 million. These expenditures were partially offset by proceeds received from the sales and maturities of short-term marketable securities of $36.5 million.

        We expect capital expenditures to be between $10 million to $12 million for fiscal 2013, which includes our normal rate of capital expenditure plus an additional investment for technology investments to improve productivity, efficiency and client experience.

  Cash Flows from Financing Activities for Continuing Operations

        Net cash provided by financing activities for continuing operations during 2012 of $17.8 million reflects proceeds from borrowings of long-term debt of $50.0 million, tax benefits relating to excess stock-based compensation deductions of $7.8 million, which represents the reduction in income taxes payable resulting from tax deductions from stock-based compensation, proceeds from the issuance of common stock under our employee stock purchase plan (ESPP) of $6.7 million and proceeds from the exercise of employee stock options of $5.2 million, partially offset by the repurchase of 1.7 million shares of our common stock for $41.3 million, $5.5 million to satisfy withholding taxes on equity awards that are net share settled and debt repayments totaling $5.0 million.

        Net cash provided by financing activities for continuing operations during 2011 of $11.1 million reflects the proceeds received from the drawdown from our term loan of $50.0 million, cash received from the exercise of employee stock options of $7.2 million, proceeds from the issuance of common stock under the employee stock purchase plan of $6.2 million and tax benefits relating to excess stock-based compensation deductions of $7.1 million, which represents the reduction in income taxes payable resulting from tax deductions from stock-based compensation. This was partially offset by the repurchase of 2.2 million shares of our common stock for $51.6 million, payments totaling $5.8 million to satisfy withholding taxes on equity awards that are net share settled and the payment of debt issuance costs of $1.9 million. In the third quarter of 2011, shares became less expensive for companies to repurchase as stock prices became depressed due to fears about the European sovereign debt crisis and slowing U.S. economic growth which sent markets down. As a result, we repurchased 2.2 million shares of common stock at an average price of $23.00 during 2011.

        Net cash used in financing activities for continuing operations of $17.7 million in 2010 reflects the repurchase of approximately 1.7 million shares of our common stock for $35.9 million and payments totaling $5.5 million to satisfy withholding taxes on equity awards that are net share settled. These financing cash outflows were partially offset by cash received from the exercise of employee stock options of $14.0 million, proceeds from the issuance of common stock under the employee stock purchase plan of $5.8 million and tax benefits relating to excess stock-based compensation deductions of $3.9 million. During 2010, Advent utilized tax deductions from stock-based compensation to reduce income taxes payable by $3.9 million. As a result, cash flow from financing activities includes a cash inflow of $3.9 million related to the reduction of income taxes payable resulting from excess tax benefit deductions.

  Cash Flows from Operating Activities for Discontinued Operation

        Net cash used in operating activities for discontinued operation of $0.6 million in 2012 primarily reflects a decrease in accrued restructuring liabilities related to cash payments of its facility lease.

        Net cash used in operating activities for discontinued operation of $1.3 million in 2011 was primarily the result of our net income from discontinued operations, partially offset by the gain of $3.0 million from the release of funds held in escrow in connection with the sale of MicroEdge on October 1, 2009. Other changes in assets and liabilities include an increase in income taxes payable.

        Our cash used in operating activities for discontinued operation of $0.4 million in 2010 was primarily the result of its net loss. Cash flows resulting from changes in assets and liabilities included decreases in prepaid and other assets, accrued liabilities and income taxes payable. The decrease in accrued liabilities and income taxes payable primarily reflects cash payments of sales and income taxes.

  Cash Flows from Investing Activities for Discontinued Operation

        Net cash provided by investing activities for discontinued operation of $3.0 million in 2011 reflects cash received from the release of proceeds held in escrow in connection with the sale of MicroEdge on October 1, 2009.

Working Capital

        At December 31, 2012, our continuing operations had working capital of $43.0 million, compared to working capital of $12.0 million at December 31, 2011. The increase in our working capital at December 31, 2012 was primarily due to the generation of operating cash flow of $86.6 million, net proceeds from long-term debt of $45.0 million and proceeds from employee stock option exercises and ESPP totaling $11.8 million in 2012, partially offset by the net purchase of long-term securities of approximately $60.6 million and cash paid to repurchase common stock of $41.3 million. Our working capital at December 31, 2011 was primarily due to the cash paid to acquire Syncova and Black Diamond of $24.6 million and $72.4 million, respectively, and cash used to repurchase common stock of $51.6 million, partially offset by the generation of operating cash flow of $83.2 million and net proceeds from long-term debt of $45.0 million.

Term Loan and Revolving Credit Facility

        On November 30, 2011, Advent entered into a Credit Agreement (the "Credit Agreement") by and among Advent, the lenders party thereto (the "Lenders"), U.S. Bank National Association, as documentation agent, Wells Fargo Bank, National Association, as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders.

        The Credit Agreement provides for (i) a $50.0 million revolving credit facility, with a $25.0 million letter of credit sublimit and a $10.0 million swingline loan sublimit (the "Revolving Credit Facility"), (ii) a $50.0 million term loan facility (the "Term Loan A Facility"), and (iii) a $50.0 million delayed draw term loan facility (the "Delayed Draw Term Loan Facility" and, together with the Term Loan A Facility, the "Term Loan Facility"). Advent may request borrowings under the Revolving Credit Facility until November 30, 2016. Advent may request borrowings under the Delayed Draw Term Loan Facility until the one-year anniversary of the closing date. The Credit Agreement also contains an increase option permitting Advent, subject to certain requirements, to arrange with the Lenders and/or new lenders for up to an aggregate of $50.0 million in additional commitments, which commitments may be for revolving loans or term loans. The proceeds of the loans made under the Credit Agreement may be used for general corporate purposes. On November 30, 2011, Advent borrowed $50.0 million of term loans under the Term Loan A Facility. On November 30, 2012, Advent borrowed an additional $50.0 million of term loans under the Delayed Draw Term Loan Facility. At December 31, 2012, we had a total debt balance of $95.0 million and were in compliance with all associated covenants.

Common Stock Repurchases

        Refer to Note 15 "Common Stock Repurchase Programs" to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for a discussion of our common stock repurchase programs.

Off-Balance Sheet Arrangements and Contractual Obligations

        The following table summarizes our contractual cash obligations as of December 31, 2012 (in thousands):

	Fiscal Years
	2013	2014	2015	2016	2017	Thereafter	Total
Operating lease obligations	$9,378	$9,802	$9,672	$8,100	$4,406	$22,922	$64,280
Debt*	10,000	10,000	10,000	65,000	—	—	95,000

Total	$19,378	$19,802	$19,672	$73,100	$4,406	$22,922	$159,280

*
Excludes interest payments on our variable rate debt as amounts are uncertain. Refer to Note 10 "Debt" to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for information about the terms of our debt.

        On October 1, 2009, we completed the sale of our MicroEdge subsidiary. In connection with the sale of MicroEdge, the Company entered into a sub-lease agreement with Microedge LLC, whereby Microedge LLC will sub-lease approximately 24,000 square feet of the 29,000 square feet of office space located at 619 West 54th Street in New York, New York from the Company, that extends through September 2018, with an option to terminate the lease in September 2013, subject to penalties. As of December 31, 2012, the Company had gross operating lease commitments totaling $7.4 million and sublease income totaling $1.7 million related to the sublease agreement with Microedge LLC, which are not reflected in the above table. With the exception of the MicroEdge facilities in New York City, the leases related to MicroEdge have been transferred to its purchaser. Refer to Note 4 "Discontinued Operation" to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for a description of the principal terms of the divestiture.

        As of December 31, 2012, the principal outstanding under our Credit Agreement was $95.0 million which is due in full no later than November 30, 2016.

        At December 31, 2012 and 2011, we had a gross liability of $12.1 million and $11.1 million, respectively, for uncertain tax positions. If recognized, the impact on our statement of operations would be to decrease our income tax expense and increase our net income by $9.9 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of the federal tax benefit of state income tax items. Since almost all of this liability relates to reserves against deferred tax assets that we do not expect to utilize in the short term, we cannot estimate the timing of potential future cash settlements and have not included any estimates in the table of contractual cash obligations above. Our cash payments for federal income taxes will be 20% or less of taxable income through 2013 as we have significant net operating losses and tax credit carryforwards to utilize.

        At December 31, 2012 and 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

        We expect that for the next year, our operating expenses will continue to constitute a significant use of cash flow. In addition, we may use cash to fund other acquisitions, repurchase additional common stock, or invest in other businesses, when opportunities arise. Based upon the predominance of our revenues from recurring sources, bookings performance and current expectations, we believe that our cash and cash equivalents, marketable securities, cash generated from operations and availability under our debt agreement will be sufficient to satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, interest and repayment of debt principal and financing activities in the next 12 months. However, if we identify opportunities that exceed our current expectation, we may choose to seek additional capital resources through debt or equity financing. However, such financing may not be available at all, or if available, may not be obtainable on terms favorable to us, and could be dilutive.

        The Company has reviewed its needs in the United States for possible repatriation of undistributed earnings or cash of its non-U.S. subsidiaries. The Company presently intends to continue to invest indefinitely all earnings and cash outside of the United States of all non-U.S. subsidiaries to fund investments or meet working capital and property, plant and equipment requirements in those locations. At December 31, 2012, we had approximately $8.9 million of cash in our non-U.S. subsidiaries.

Recent Accounting Pronouncements

        There have been no new accounting pronouncements made effective during the year ended December 31, 2012, that are of significance, or potential significance, to us.

        Refer to Note 1, "Summary of Significant Accounting Policies", to our consolidated financial statements for a discussion of recent accounting pronouncements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        In the normal course of business, we are exposed to financial market risks, including changes in interest rates on outstanding debt and marketable securities and changes in foreign currency exchange rates on non-U.S. dollar denominated assets and liabilities. The Company regularly assesses these risks and has established policies and business practices to protect against the adverse effects of these and other potential exposures.

Foreign Currency Risk

Foreign Currency Transaction Risk

        The Company transacts in various foreign currencies and offsets the risks associated with the effects of certain foreign currency exposures by entering into foreign currency forward contracts with financial institutions. These forward contracts are not designated as hedging instruments, nor are they for trading or speculative purposes. Foreign currency exposures typically arise from sales to customers that are denominated in currencies other than the U.S. dollar.

        We recognize gains and losses on these contracts, as well as related costs, in "Interest and other income (expense), net" on the accompanying consolidated statements of operations along with the gains and losses of the related hedged items. We record the fair value of derivative instruments as either "Prepaid expenses and other" or "Accrued liabilities" on the accompanying consolidated balance sheets based on current market rates.

        At December 31, 2012 and 2011, net derivative (liabilities) assets associated with the forward contracts of approximately $(27,000) and $25,000, respectively, were included in "Prepaid expenses and other" or "Accrued liabilities" on the accompanying consolidated balance sheets. The effect of the derivative financial instruments on the consolidated statements of operations for fiscal 2012 and 2011 was to reduce foreign exchange gains by approximately $51,000 and reduce foreign exchange losses by approximately $(40,000), respectively, which reflects net realized and unrealized gains and losses related to our derivative financial instruments.

        As of December 31, 2012, we had outstanding forward contracts with a notional value of R3.5 million South African Rand (ZAR), or approximately $414,000.

Foreign Currency Translation Risk

        Fluctuations in foreign currencies impact the amount of total assets and liabilities that we include in our consolidated financial statements for our foreign subsidiaries upon the translation of these amounts into U.S. dollars. As of December 31, 2012, $56.9 million of our goodwill balance was translated from various foreign currencies into U.S. dollars. A hypothetical change in currency translation rates of 10% could increase or decrease our assets and equity by $6.6 million and could increase or decrease our consolidated results of operations or cash flows by approximately $0.9 million.

Interest Rate Risk

Interest Income Risk

        Our interest rate risk relates primarily to our investment portfolio, which consisted of $231.0 million in cash and cash equivalents, and short-term and long-term marketable securities as of December 31, 2012. Our marketable securities are generally classified as available-for-sale and are recorded in our consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. At any time, a rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures.

        To provide a meaningful assessment of the interest rate risk associated with the Company's investment portfolio, the Company performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of December 31, 2012, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $1.2 million incremental decline in the fair market value of the portfolio.

Interest Expense Risk

        We have interest rate risk relating to debt and associated interest expense under our Term Loan A Facility, which is indexed to JPMorgan Chase Bank, N.A.'s prime rate or LIBOR. We estimate that a hypothetical plus or minus of 100 BPS would increase or decrease, respectively, our interest expense and cash flows by approximately $1.0 million on an annual basis.

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

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management's assessment using the COSO criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

/s/ DAVID PETER HESS	/s/ JAMES S. COX
David Peter Hess	James S. Cox
Chief Executive Officer, President and Director (Principal Executive Officer)	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Advent Software, Inc.,

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Advent Software, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP San Jose, California February 28, 2013

ADVENT SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$58,217	$65,525
Short-term marketable securities	111,192	69,908
Accounts receivable, net of allowance for doubtful accounts of $110 and $106, respectively	61,069	62,125
Deferred taxes, current	18,934	16,294
Prepaid expenses and other	25,868	23,660
Current assets of discontinued operation	88	—

Total current assets	275,368	237,512
Property and equipment, net	37,269	42,301
Goodwill	206,932	204,621
Other intangibles, net	38,205	49,521
Long-term marketable securities	61,552	917
Deferred taxes, long-term	24,524	30,751
Other assets	12,994	15,927
Noncurrent assets of discontinued operation	1,609	2,006

Total assets	$658,453	$583,556

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,190	$10,558
Accrued liabilities	37,096	40,029
Deferred revenues	174,388	166,945
Income taxes payable	5,593	2,972
Current portion of long-term debt	10,000	5,000
Current liabilities of discontinued operation	262	488

Total current liabilities	232,529	225,992
Deferred revenues, long-term	8,787	7,926
Long-term income taxes payable	5,335	3,196
Long-term debt	85,000	45,000
Other long-term liabilities	13,139	13,748
Noncurrent liabilities of discontinued operation	3,804	4,633

Total liabilities	348,594	300,495

Commitments and contingencies (See Note 12)
Stockholders' equity:
Preferred stock; $0.01 par value: 2,000 shares authorized; none issued	—	—
Common stock; $0.01 par value: 120,000 shares authorized; 50,457 and 50,997 shares issued and outstanding	505	510
Additional paid-in capital	453,585	429,734
Accumulated deficit	(154,261)	(154,053)
Accumulated other comprehensive income	10,030	6,870

Total stockholders' equity	309,859	283,061

Total liabilities and stockholders' equity	$658,453	$583,556

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31
	2012	2011	2010
Net revenues:
Recurring revenues	$324,627	$291,486	$252,054
Non-recurring revenues	34,192	34,762	31,447

Total net revenues	358,819	326,248	283,501
Cost of revenues:
Recurring revenues	68,953	62,329	51,261
Non-recurring revenues	43,505	39,623	29,175
Amortization of developed technology	10,258	8,820	6,374

Total cost of revenues	122,716	110,772	86,810

Gross margin	236,103	215,476	196,691
Operating expenses:
Sales and marketing	74,688	74,807	69,151
Product development	67,014	57,561	51,416
General and administrative	37,763	37,040	37,707
Amortization of other intangibles	3,825	2,807	1,272
Restructuring charges	3,634	696	840

Total operating expenses	186,924	172,911	160,386

Income from continuing operations	49,179	42,565	36,305
Interest expense	(1,973)	(188)	(54)
Interest income and other expense, net	353	(555)	(841)
Loss on equity investments, net	—	(500)	—

Income from continuing operations before income taxes	47,559	41,322	35,410
Provision for income taxes	17,328	12,991	11,091

Net income from continuing operations	$30,231	$28,331	$24,319
Discontinued operation:
Net income (loss) from discontinued operation (net of applicable taxes of $126, $1,197 and $(46), respectively)	184	1,839	(166)

Net income	$30,415	$30,170	$24,153

Basic net income per share:
Continuing operations	$0.60	$0.55	$0.47
Discontinued operation	—	0.04	—

Total operations	$0.60	$0.58	$0.47

Diluted net income per share:
Continuing operations	$0.58	$0.52	$0.45
Discontinued operation	—	0.03	—

Total operations	$0.58	$0.56	$0.44

Weighted average shares used to compute basic and diluted net income per share
Basic	50,614	51,797	51,535
Diluted	52,425	54,085	54,476

The accompanying notes are an integral part of these consolidated financial statements.
Net income per share is based on actual calculated values and totals may not sum due to rounding.

ADVENT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31
	2012	2011	2010
Net income	$30,415	$30,170	$24,153
Other comprehensive income (loss), net of taxes
Foreign currency translation	3,156	(1,725)	(2,190)
Unrealized gain (loss) on marketable securities (net of applicable taxes of $(11), $(5) and $48, respectively)	4	(20)	69

Net change in accumulated other comprehensive income	3,160	(1,745)	(2,121)

Total comprehensive income, net of taxes	$33,575	$28,425	$22,032

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount
Balances, December 31, 2009	51,734	$517	$386,365	$(145,584)	$10,736	$252,034
Stock-based award activity	1,572	16	8,537	—	—	8,553
Common stock repurchased and retired	(1,670)	(16)	(10,409)	(25,456)	—	(35,881)
Common stock issued under employee stock purchase plan	338	3	5,790	—	—	5,793
Stock-based compensation	—	—	18,524	—	—	18,524
Tax shortfall from exercise of stock options	—	—	(1,073)	—	—	(1,073)
Tax benefit from exercise of stock options	—	—	3,878	—	—	3,878
Other	—	—	(12)	—	—	(12)
Net income	—	—	—	24,153	—	24,153
Unrealized gain on marketable securities	—	—	—	—	69	69
Foreign currency translation adjustments	—	—	—	—	(2,190)	(2,190)

Balances, December 31, 2010	51,974	$520	$411,600	$(146,887)	$8,615	$273,848

Stock-based award activity	993	10	1,404	—	—	1,414
Common stock repurchased and retired	(2,243)	(23)	(14,223)	(37,336)	—	(51,582)
Common stock issued under employee stock purchase plan	273	3	6,155	—	—	6,158
Stock-based compensation	—	—	19,371	—	—	19,371
Tax shortfall from exercise of stock options	—	—	(1,628)	—	—	(1,628)
Tax benefit from exercise of stock options	—	—	7,055	—	—	7,055
Net income	—	—	—	30,170	—	30,170
Unrealized loss on marketable securities	—	—	—	—	(20)	(20)
Foreign currency translation adjustments	—	—	—	—	(1,725)	(1,725)

Balances, December 31, 2011	50,997	$510	$429,734	$(154,053)	$6,870	$283,061

Stock-based award activity	786	8	(283)	—	—	(275)
Common stock repurchased and retired	(1,651)	(16)	(10,636)	(30,623)	—	(41,275)
Common stock issued under employee stock purchase plan	325	3	6,658	—	—	6,661
Stock-based compensation	—	—	20,999	—	—	20,999
Tax shortfall from exercise of stock options	—	—	(672)	—	—	(672)
Tax benefit from exercise of stock options	—	—	7,785	—	—	7,785
Net income	—	—	—	30,415	—	30,415
Unrealized gain on marketable securities	—	—	—	—	4	4
Foreign currency translation adjustments	—	—	—	—	3,156	3,156

Balances, December 31, 2012	50,457	$505	$453,585	$(154,261)	$10,030	$309,859

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31
	2012	2011	2010
Cash flows from operating activities:
Net income	$30,415	$30,170	$24,153
Adjustment to net income for discontinued operation (income) loss	(184)	(1,839)	166

Net income from continuing operations	$30,231	$28,331	$24,319
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Stock-based compensation	20,801	19,138	18,430
Excess tax benefit from stock-based compensation	(7,785)	(7,055)	(3,878)
Depreciation and amortization	25,879	22,632	17,610
Amoritzation of debt issuance costs	381	32	—
Provision for doubtful accounts	403	230	188
Provision for (reduction of) sales return reserves	1,154	(187)	(616)
Non-cash impairment loss	—	500	—
Deferred income taxes	5,230	4,700	8,423
Other	(252)	71	263
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	575	(10,198)	(5,619)
Prepaid and other assets	822	(6,977)	2,393
Accounts payable	(5,368)	3,734	1,997
Accrued liabilities	(2,055)	3,069	3,053
Deferred revenues	7,151	18,560	8,519
Income taxes payable	9,453	6,604	1,136

Net cash provided by operating activities from continuing operations	86,620	83,184	76,218

Cash flows from investing activities:
Cash used in acquisitions, net of cash acquired	(700)	(97,092)	(4,719)
Purchases of property and equipment	(6,369)	(11,252)	(17,418)
Capitalized software development costs	(2,137)	(2,358)	(2,144)
Purchases of marketable securities	(220,994)	(89,236)	(46,496)
Sales and maturities of marketable securities	118,588	87,428	36,496
Change in restricted cash	95	—	—

Net cash used in investing activities from continuing operations	(111,517)	(112,510)	(34,281)

Cash flows from financing activities:
Proceeds from exercises of stock options	5,173	7,189	14,020
Withholding taxes related to equity award net share settlement	(5,496)	(5,775)	(5,467)
Common stock repurchased and retired	(41,275)	(51,582)	(35,881)
Proceeds from common stock issued under the employee stock purchase plan	6,661	6,158	5,793
Proceeds from debt	50,000	50,000	—
Repayment of debt	(5,000)	—	—
Debt issuance costs	—	(1,901)	—
Excess tax benefits from stock-based compensation	7,785	7,055	3,878

Net cash provided by (used in) financing activities from continuing operations	17,848	11,144	(17,657)

Net cash transferred (to) from discontinued operation	(561)	1,655	(112)
Effect of exchange rate changes on cash and cash equivalents	302	104	(97)
Net change in cash and cash equivalents from continuing operations	(7,308)	(16,423)	24,071
Cash and cash equivalents of continuing operations at beginning of period	65,525	81,948	57,877

Cash and cash equivalents of continuing operations at end of period	$58,217	$65,525	$81,948

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$2,988	$2,533	$1,687
Cash paid for interest	$1,737	$—	$—
Cash flow from discontinued operation:
Net cash used in operating activities	$(561)	$(1,349)	$(377)
Net cash provided by investing activities	—	3,004	—
Net cash transferred from (to) continuing operations	561	(1,655)	112
Effect of exchange rates on cash and cash equivalents	—	—	(1)

Net change in cash and cash equivalents from discontinued operation	—	—	(266)
Cash and cash equivalents of discontinued operation at beginning of period	—	—	266

Cash and cash equivalents of discontinued operation at end of period	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

        Business description:    Advent Software, Inc. and its subsidiaries (collectively "Advent" or the "Company") provide software products, data and data interfaces and related maintenance and services that automate, integrate and support certain mission-critical functions of the front, middle and back offices of investment management organizations. Advent's clients vary significantly in size and assets under management and include investment advisors, asset managers, brokerage firms, hedge funds, foundations and endowments, universities and banks.

        Basis of presentation:    The consolidated financial statements include the accounts of Advent and its subsidiaries after elimination of all intercompany transactions and amounts. The Company has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC.

        Effective with the first quarter of 2011, the Company changed the presentation of the components of net revenues to recurring and non-recurring to reflect the predominant nature of the Company's sources of revenue. Recurring revenues are comprised of term license, maintenance from legacy perpetual arrangements, and other recurring revenues. Non-recurring revenues are comprised of professional services and other revenues, which now include perpetual license fees. Prior periods have been reclassified to reflect this change.

        Divestiture of the MicroEdge Segment and Discontinued Operation Reclassification:    On October 1, 2009, Advent completed the sale of MicroEdge, Inc. ("MicroEdge") a wholly-owned subsidiary of the Company. The assets, liabilities and results of MicroEdge have been reclassified as a discontinued operation in the consolidated financial statements for all periods presented. The results of operations and the related charges for the discontinued operation are classified as "Net income from discontinued operation, net of applicable taxes" in the accompanying consolidated statements of operations. Refer to Note 4 "Discontinued Operation" to these Notes to Consolidated Financial Statements, for additional information on the Microedge discontinued operation.

        Year End:    Advent's fiscal year begins on January 1 and ends on December 31.

        Foreign currency translation:    The functional currencies of the Company's foreign subsidiaries are their local currencies. All assets and liabilities denominated in foreign functional currencies are translated into U.S. dollars at the exchange rate on the balance sheet date and equity balances are translated at historical rates. Revenues, costs and expenses in foreign functional currencies are translated at the average rate of exchange during the period.

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

        Marketable securities:    Marketable securities consist primarily of U.S. government and U.S. Government Sponsored Entities (GSE's), foreign government debt securities and high credit quality corporate debt securities not otherwise classified as cash equivalents. All marketable securities are considered available-for-sale and are carried at fair value on the Company's consolidated balance sheets. Short-term marketable securities mature twelve months or less from the date of the balance sheet and long-term marketable securities mature greater than twelve months from the date of the balance sheet.

        Advent periodically reviews the realizability of each short-term and long-term marketable security when impairment indicators exist with respect to the security. If an other-than-temporary impairment of value of the security exists, the carrying value of the security is written down to its estimated fair value. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition, credit quality and near-term prospects of the investee, and Advent's ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

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

        Product development:    Product development expenses consist primarily of salary, benefits and stock-based compensation for the Company's development and technical support staff, contractors' fees

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

and other costs associated with the enhancements of existing products and services and development of new products and services. Costs incurred for software development prior to technological feasibility are expensed as product development costs in the period incurred. Once the point of technological feasibility is reached, which is generally the completion of a working prototype that has no critical bugs and is a release candidate, development costs are capitalized until the product is ready for general release and are classified within "other intangibles, net" on the consolidated balance sheets. The Company amortizes capitalized software development costs using the greater of the ratio of the products' current gross revenues to the total of current gross revenues and expected gross revenues or on a straight-line basis over the estimated economic life of the related product, which is typically three years.

        Capitalization of internal use software:    Certain costs related to computer software developed or obtained for internal use are capitalized in accordance with ASC 350-40, "Internal Use Software". The Company amortizes internal use software costs over their estimated useful lives, which typically range from three to five years.

        Property and equipment:    Property and equipment are stated at cost, less accumulated depreciation and amortization. Advent calculates depreciation and amortization using the straight-line method over the assets' estimated useful lives. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful life of the assets or the remaining lease term. The cost and related accumulated depreciation applicable to property and equipment sold or no longer in service are eliminated from the accounts and any gains or losses are included in operating expenses. Useful lives by principal classifications are as follows:

Computer equipment and software	3 to 5 years
Leasehold improvements	Shorter of useful life or end of lease term
Furniture and fixtures	3 to 5 years
Telephone system	3 to 5 years

        Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of the property and equipment, are expensed as incurred.

        Goodwill:    Advent reviews its goodwill for impairment annually during the fourth quarter of our fiscal year, as of November 1, and more frequently if an event or circumstance indicates that an impairment loss has occurred. Goodwill is tested for impairment at the reporting unit level. Advent has determined that it has one reporting unit which comprises the Advent Investment Management segment, for the goodwill impairment testing performed during the fourth quarter of 2012. In October 2012, the Company reorganized its operations which resulted in a change in the internal management reporting structure to a global functional structure. Prior to October 2012, the Company had two reporting units, Domestic and International, which together comprised the Advent Investment Management segment.

        Advent's test for goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. If Advent determines, based on the qualitative factors, that the fair value of the reporting unit is not more likely than not greater than the carrying amount, then quantitative goodwill impairment test is required.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

        The quantitative test for goodwill impairment is a two-step process. The first step compares the fair value of each reporting unit with its respective carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of our reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. The second step, used to measure the amount of impairment loss, compares the implied fair value of each reporting unit's goodwill with the respective carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

        Determining the fair value of a reporting unit is subjective and requires judgment at many points during the test including the development of future revenue and expense forecasts used to calculate future cash flows, the selection of risk-adjusted discount rates, and determination of market comparable entities.

        Accounting for long-lived assets:    Advent reviews its long-lived assets, including property and equipment and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

        Recoverability is measured by comparing the carrying amount of the assets to the expected future undiscounted net cash flows to be generated by those assets. If such assets are considered to be impaired, the impairment to be recognized is measured based on the amount by which the carrying amount of the asset exceeds its fair value.

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

        Revenue recognition and deferred revenues:    Advent recognizes revenue from term license, maintenance and other recurring revenues; perpetual license fees, professional services and other. Advent offers a wide variety of products and services to a large number of financially sophisticated customers. While many of our license transactions, maintenance contracts, subscription-based transactions and professional services projects conform to a standard structure, many of our larger transactions are complex and may require significant review and judgment in our application of accounting principles generally accepted in the United States.

        Software license fees.    Advent recognizes revenue from the licensing of software when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is probable. Advent generally uses a signed license agreement as evidence of an arrangement. Sales through the Company's distributors are evidenced by a master agreement governing the relationship together with binding order forms and signed contracts from the distributor's customers. Revenue is recognized once delivery to the distributor's customer has taken place and when all other revenue recognition criteria have been met. Delivery occurs upon notification that software is available for electronic download through our fulfillment vendor, or when a product is delivered to a common carrier F.O.B shipping point, or upon confirmation that product delivered

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

F.O.B shipping destination has been received. Some of the Company's arrangements include acceptance provisions; if such acceptance provisions are present, delivery is deemed to occur upon acceptance. Advent assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction. Advent assesses whether the collectability of the resulting receivable is probable based on a number of factors, including the credit worthiness of the customer determined through a credit review process, including credit reporting agency reports, publicly available customer information, financial statements and other available information and pertinent country risk if the customer is located outside the United States. The Company's standard payment terms are due at 180 days or less, but payment terms may vary based on the country in which the agreement is executed. Software licenses are sold with maintenance, and often professional services.

        Advent typically licenses its products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the assets under administration, the number of site installations and the number of authorized users.

        Advent categorizes revenues in its consolidated statements of operations as recurring revenues and non-recurring revenues. Recurring revenues are comprised of term license, perpetual maintenance arrangements and other recurring revenue (which includes revenues from Black Diamond, Advent OnDemand and incremental Assets Under Administration ("AUA") fees from perpetual licenses). Non-recurring revenues are comprised of perpetual license fees, professional services and other revenue.

  Recurring Revenues:

        Recurring product revenues for fiscal 2012, 2011 and 2010 were as follows (in thousands):

	2012	2011	2010
Term license revenues	$159,940	$135,235	$108,838
Maintenance revenues	67,063	70,454	72,907
Assets under administration revenues	6,895	8,232	6,947
Other recurring revenues	90,729	77,565	63,362

Total recurring revenues	$324,627	$291,486	$252,054

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

  •
  Maintenance

  Advent offers annual maintenance programs on perpetual licenses that provide for technical support and updates to the Company's software products. Maintenance fees are bundled with perpetual license fees in the initial licensing period and charged separately for renewals of annual maintenance in subsequent years. Fair value for maintenance is based upon either renewal rates stated in the contracts or separate sales of renewals to customers. Revenue is recognized ratably, or daily, over the term of the maintenance period, which is typically one year.

  •
  Assets Under Administration Revenues

  Certain of Advent's perpetual and term license contracts include asset-based fee structures that provide additional revenues based on the assets that the client manages using the Company's software ("Assets Under Administration" or "AUA"). Contracts containing an AUA fee structure have a defined measurement period which requires the client to self-report actual AUA in arrears of the specified period. The Company recognizes term AUA contract minimum fees over the period of service. AUA fees above the stated minimum fee for the same period are considered incremental fees. Because incremental fees are neither determinable nor due and payable until the conclusion of the measurement period and reported, they are both earned and recognized upon completion of the measurement period and receipt of the report, on a quarterly or annual basis. Incremental fees from both term AUA and perpetual AUA contract are included in "Recurring revenues" in the consolidated statement of operations.

  •
  Other Recurring Revenues

  Other recurring revenues include revenues from the Company's Software-as-a-Service (SaaS) services, data services and other recurring revenue transactions.

  SaaS services include Advent OnDemand, Advent OnDemand with Data Management, and Black Diamond. Advent OnDemand is the hosting and SaaS delivery of the Company's suite of investment management solutions. Advent recognizes revenue ratably over the period of service which is generally one year. Advent OnDemand with Data Management services include access to software on a SaaS basis as well as full account aggregation, daily portfolio reconciliation, corporate actions processing and reference data management. The Company prices this comprehensive service offering based on the number of accounts managed for each customer. Advent measures the number of accounts quarterly in arrears and recognizes revenue for these services as they are performed. Black Diamond offers a platform that provides outsourced daily reconciliation and data management services as well as portfolio management and reporting delivered through an online web-based application. The Company prices Black Diamond services based on the number of customer's accounts and the daily average of the assets under

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

  management (AUM) within those accounts. The Company measures the number of accounts and AUM within customer accounts monthly in arrears and recognizes revenues for these services as they are performed.

  Advent's data services revenues include Advent Custodial Data (ACD), Advent Corporate Actions (ACA) and Advent Index Data. The Company recognizes revenue from data services either ratably over the subscription period or as the transactions occur within the subscription, based on the terms of the arrangement.

  The Company recognizes revenue from other recurring revenue transactions either ratably over the subscription period or as the transactions occur, based on the terms of the arrangement. Our SaaS-based products are included in "Recurring Revenues" in the Company's consolidated statements of operations.

  Non-Recurring Revenues:

  Non-recurring services revenues for fiscal 2012, 2011 and 2010 were as follows (in thousands):

	2012	2011	2010
Professional services and other revenues	$31,280	$31,475	$26,593
Perpetual license fees	2,912	3,287	4,854

Total non-recurring revenues	$34,192	$34,762	$31,447

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

  •
  Perpetual licenses

  Advent allocates revenue to delivered elements, normally the license component of the arrangement, using the residual method, based on VSOE of fair value of the undelivered elements (generally the maintenance and professional services elements), which is specific to the Company. Advent determines the fair value of the undelivered elements based on the historical evidence of the Company's stand-alone sales of these elements to third parties and/or renewal rates. If VSOE of fair value does not exist for any undelivered elements, then the entire arrangement fee is deferred until delivery of that element has occurred unless the only undelivered element is maintenance. Revenues from perpetual licenses are included in "Non-recurring revenues" in the Company's consolidated statements of operations.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

        Directly related expenses:    When Advent defers service revenues, it also defers the direct costs incurred in the delivery of those services to the extent those costs are recoverable through future revenues, on non-cancelable contracts, as prepaid contract expense. Advent recognizes those deferred costs as costs of professional services revenues proportionally and over the same period that the deferred revenue is recognized as service revenue. When Advent defers license revenue, the Company defers the direct incremental costs incurred as a result of selling the contract (i.e. sales commissions earned by the sales force as a part of their overall compensation) because those costs would not have been incurred but for the acquisition of that contract. Advent recognizes those costs as sales and marketing expense proportionally and over the same period as the license revenues.

        Allowance for doubtful accounts and sales returns:    Advent analyzes specific accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Advent has recorded a provision for bad debt of $0.4 million in fiscal 2012 and $0.2 million in each of fiscal years 2011 and 2010.

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

        Advent has the ability to estimate returns based on a long history of experience with relatively homogenous transactions and the fact that the return period is short. The Company has recorded sales return provisions as offsets to revenue in the period the sales return becomes probable. The estimates for returns are adjusted periodically based upon historical rates of returns and other related factors. Advent has a methodology for calculating the value of reserves that takes the previous 12 months of experience into account. Advent has recorded a sales returns provision (benefit) to decrease (increase) revenue for these situations based on the Company's historical experience of $1.2 million, $(0.2) million and $(0.6) million in fiscal 2012, 2011 and 2010, respectively.

        Advertising costs:    The Company expenses advertising costs as incurred and classifies these costs as sales and marketing expense. Total advertising expenses were $0.6 million, $0.5 million, and $0.7 million for fiscal 2012, 2011 and 2010, respectively.

        Stock-based compensation:    Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

        Advent uses the Black-Scholes option pricing model to determine the fair value of stock options, stock appreciation rights ("SARs") and employee stock purchase plan shares. The fair value of the Company's restricted stock units is calculated based on the fair market value of Advent's stock on the date of grant. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by Advent's stock price as well as assumptions regarding a number of complex and subjective variables. These variables include Advent's expected stock price

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

volatility over the term of the awards, actual and projected employee exercise behaviors, risk-free interest rate and expected dividends.

        As the stock-based compensation expense recognized on the consolidated statements of operations for fiscal 2012, 2011 and 2010 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures at the time of grant and is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company's historical experience over the last ten years.

        Advent assesses on a quarterly basis the adequacy of the Company's pool of windfall tax benefits to determine if there are any deficiencies which require recognition in the Company's consolidated statements of operations.

        Restructuring charges and related accruals:    Advent has developed and implemented formalized plans for restructuring the business to better align its resources to market conditions and recorded charges resulting from the restructuring plans. In connection with the restructuring plans, Advent has recorded estimated expenses for severance and benefits, lease cancellations, asset write-offs and other restructuring costs. Given the significance and timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating real estate market conditions for expected vacancy periods and sub-lease rental income. Advent continually evaluates the adequacy of the remaining liabilities under the restructuring initiatives. Although the Company believes that these estimates accurately reflect the costs of the restructuring plans, actual results may differ, thereby requiring Advent to record additional provisions or reverse a portion of such provisions.

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

        Comprehensive income:    Comprehensive income consists of net income and net unrealized foreign currency translation adjustments and net unrealized gains or losses on available-for-sale marketable

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

securities, net of tax, and is presented in the Company's consolidated statements of comprehensive income.

        Segment information:    On October 1, 2009, Advent completed the sale of its MicroEdge subsidiary and accordingly, the results of MicroEdge have been classified as a discontinued operation in the consolidated statements of operations for all periods presented. The Company now operates under a single reportable segment, Advent Investment Management. Refer to Note 4 "Discontinued Operation" to these Notes to Consolidated Financial Statements, for additional information on the Microedge discontinued operation.

        Sales outside the U.S., which are based on the location to which the product is shipped or services are delivered, represented 17%, 18%, and 15% of the Company's net revenues for fiscal 2012, 2011 and 2010, respectively. No single customer accounted for more than 10% of net revenues for fiscal 2012, 2011 or 2010.

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

        Financial instruments that potentially subject the Company to concentrations of credit risks comprise, principally, cash, cash equivalents, marketable securities, trade accounts receivable and debt. Advent invests excess cash through banks, mutual funds, and brokerage houses primarily in highly liquid securities and has investment policies and procedures that attempt to minimize credit risk. Advent's marketable securities consist of diversified investment grade securities and foreign debt securities. The Company believes no significant concentration of credit risk exists with respect to these securities.

        With respect to accounts receivable, Advent performs ongoing credit evaluations of its customers and does not require collateral. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. At December 31, 2012 and 2011, no single customer accounted for more than 10% of accounts receivable.

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

  Recent Accounting Pronouncements:

        There have been no new accounting pronouncements made effective during the year ended December 31, 2012, that are of significance, or potential significance, to Advent.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

        In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross and net information about these instruments. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

        In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income ("AOCI") by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 was adopted by the Company effective January 1, 2013.

Note 2—Cash Equivalents and Marketable Securities

        At December 31, 2012 and 2011, cash equivalents primarily consisted of money market mutual funds and marketable securities primarily consisted of U.S. government and U.S. Government Sponsored Entities (GSE's), foreign government debt securities and high credit quality corporate debt securities. All marketable securities were considered available-for-sale and were carried at fair value on the Company's consolidated balance sheet. Short-term marketable securities mature twelve months or less from the date of the consolidated balance sheet and long-term marketable securities mature greater than twelve months from the date of the consolidated balance sheet.

        Marketable securities are summarized as follows (in thousands):

Balance at December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less than 12 Months	Gross Unrealized Losses 12 Months or Longer	Aggregate Fair Value
Corporate debt securities	$110,540	$13	$(45)	$—	$110,508
US government debt securities	59,811	7	(3)	—	59,815
Foreign government debt securities	2,415	6	—	—	2,421

Total	$172,766	$26	$(48)	$—	$172,744

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Cash Equivalents and Marketable Securities (Continued)

Balance at December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less than 12 Months	Gross Unrealized Losses 12 Months or Longer	Aggregate Fair Value
Corporate debt securities	$52,606	$10	$(11)	$—	$52,605
US government debt securities	11,318	5	—	—	11,323
Foreign government debt securities	6,914	—	(17)	—	6,897

Total	$70,838	$15	$(28)	$—	$70,825

        The following table summarizes the contractual maturities of marketable securities at December 31, 2012 (in thousands):

	Amortized Cost	Aggregate Fair Value
Matures in less than one year	$111,184	$111,192
Matures in one to three years	61,582	61,552

Total	$172,766	$172,744

        The following table summarizes marketable securities with unrealized losses by contractual maturity dates at December 31, 2012 (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$70,191	$(45)	$—	$—	$70,191	$(45)
US government debt securities	24,215	(3)			24,215	(3)

Total	$94,406	$(48)	$—	$—	$94,406	$(48)

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

        For fixed income securities that have unrealized losses as of December 31, 2012, the Company has determined that (i) it does not have the intent to sell any of these investments while in a loss position and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, the Company has evaluated these fixed income securities and has determined that no credit losses exist. As of December 31, 2012, all securities in an unrealized loss position have been in an unrealized loss position for less than one year. The Company's management has determined that the unrealized losses on its fixed income securities as of December 31, 2012 were temporary in nature. Unrealized gains and losses are a component of "Accumulated other comprehensive income" in the accompanying consolidated balance sheets.

        The Company had $16,000, $0 and $0 in realized gains related to marketable securities for the years ended December 31, 2012, 2011 and 2010, respectively.

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

        The Company recognizes derivative instruments as either assets or liabilities on the accompanying consolidated balance sheets at fair value based on current market rates. The Company records changes in the fair value (e.g., gains or losses) of the derivatives in "Interest and other income (expense), net" in the accompanying consolidated statements of operations.

Non-designated Hedges

        The Company uses foreign currency forward contracts to hedge a portion of the balances denominated in Euro, Swedish Krona, British Pounds, South African Rand and Norwegian Kroner. These derivative instruments are not designated as hedging instruments. The Company recognizes gains and losses on these contracts, as well as related costs, in "Interest and other income (expense), net" on the accompanying consolidated statements of operations along with the gains and losses of the related hedged items. The Company records the fair value of derivative instruments as either "Prepaid expenses and other" or "Accrued liabilities" in the accompanying consolidated balance sheets based on current market rates.

        At December 31, 2012 and 2011, net derivative (liabilities) assets associated with the forward contracts of approximately $(27,000) and $25,000, respectively, were included in "Prepaid expenses and other" on the accompanying consolidated balance sheets. The effect of the derivative financial instruments on the consolidated statements of operations for fiscal 2012 and 2011 was to reduce foreign exchange gains by approximately $51,000 and reduce foreign exchange losses by approximately $(40,000), respectively, which reflects net realized and unrealized gains and losses related to our derivative financial instruments.

        As of December 31, 2012, the Company had outstanding forward contracts with a notional value of R3.5 million South African Rand (ZAR), or approximately $414,000.

Note 4—Discontinued Operation

        During 2009, the Company decided to discontinue the operations of its MicroEdge subsidiary, which provided products and services to the not-for-profit business community, to concentrate on its core investment management business. In connection with this decision, the Company completed the sale of MicroEdge on October 1, 2009 to an affiliate of Vista Equity Partners III, LLC ("Purchaser"). The Company sold net assets in MicroEdge totaling $3.0 million. The total consideration received by the Company in connection with the divestiture was approximately $30.0 million in cash, of which $27.0 million in cash was paid on the closing date. The remaining $3.0 million of the Purchase Price was held in escrow and was released to the Company in March 2011, resulting in the Company recording a net gain of $1.7 million in "net income from discontinued operation, net of applicable taxes" in the Company's consolidated statement of operations, for fiscal 2011.

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

        As part of the disposition, certain assets and obligations of the Company's discontinued operation were excluded from the sale and are reflected in the Company's balance sheets as noncurrent assets and noncurrent liabilities of discontinued operation as of December 31, 2012 and 2011. Assets excluded from the sale include cash and deferred tax assets. Liabilities excluded from the sale include sales tax and other tax-related obligations, future payments related to a two year service and maintenance agreement, and continuing lease obligations included as part of the restructuring noted below.

        The calculation of the gain on disposal of the Company's discontinued operation required management to make significant estimates in the resulting facility exit costs. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating the probability that the purchaser will decide to terminate the sub-lease agreement in 2013, evaluating real estate market conditions for expected vacancy periods and sub-lease rents. The Company continually evaluates the adequacy of the remaining liabilities related to this disposition. Although the Company believes that these estimates accurately reflect costs for its facility exit costs, actual results may differ, thereby requiring the Company to record additional provisions or reverse a portion of such provisions.

        The following table sets forth an analysis of the components of the restructuring charges related to the Company's discontinued operation and the payments and non-cash charges made against the accrual during fiscal 2012 and 2011 (in thousands):

Facility Exit Costs
Balance of restructuring accrual at December 31, 2010	$5,249
Restructuring charges	(206)
Cash payments	(174)
Adjustment of prior restructuring costs	165

Balance of restructuring accrual at December 31, 2011	$5,034
Restructuring charges	(439)
Cash payments	(721)
Adjustment of prior restructuring costs	156

Balance of restructuring accrual at December 31, 2012	$4,030

        Of the remaining restructuring accrual of $4.0 million at December 31, 2012, $0.2 million is included in "Current liabilities of discontinued operation" in the accompanying consolidated balance sheet. The facility exit costs will be paid over the remaining lease term through 2018.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Discontinued Operation (Continued)

        Net revenues and income from the Company's discontinued operation are as follows for the following periods (in thousands):

	Fiscal Years
	2012	2011	2010
Net revenues	$—	$—	$—

Income (loss) from operation of discontinued operation (net of applicable taxes of $126, $(82) and $(46), respectively)	$184	$114	$(166)
Gain on disposal of discontinued operation (net of applicable taxes of $0, $1,279 and $0, respectively)	—	1,725	—

Net (loss) income from discontinued operation	$184	$1,839	$(166)

        The following table sets forth the assets and liabilities of the MicroEdge discontinued operation included in the consolidated balance sheets of the Company (in thousands):

	December 31
	2012	2011
Assets:
Total current assets of discontinued operation	$88	$—
Deferred taxes, long-term	$1,609	$2,006

Total noncurrent assets of discontinued operation	$1,609	$2,006

Liabilities:
Total current liabilities of discontinued operation	$262	$488
Accrued restructuring, long-term portion	3,804	4,633

Total noncurrent liabilities of discontinued operation	$3,804	$4,633

Note 5—Acquisitions

Black Diamond Performance Reporting LLC ("Black Diamond")

        On June 1, 2011, Advent acquired all the outstanding ownership units of Black Diamond, a privately held, Florida-based company which now operates as a wholly owned subsidiary of the Company. Black Diamond provides web-based, outsourced portfolio management and reporting platforms for investment advisors. The total purchase price of $72.4 million, net of cash acquired of $0.2 million, was paid in cash. The Company has included the effects of the transaction within the results of operations prospectively from June 2011, the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company's consolidated results of operations. In December 2012, the $7.0 million which had been held in escrow was released.

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

Syncova Solutions Ltd. ("Syncova")

        On February 28, 2011, Advent acquired all the outstanding shares of Syncova, a privately held, United Kingdom-based company, which now remains as a wholly-owned subsidiary of the Company. Syncova provides margin management and financing software to hedge funds and prime brokers. Syncova's solutions enable hedge funds and prime brokers to calculate expected margin, reconcile and control differences. Syncova's product offerings are a part of Advent's solution for the alternative and

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Acquisitions (Continued)

high end asset management markets. The total purchase price of $24.6 million, net of cash acquired of $0.8 million, was paid in cash. Of the total proceeds, the equivalent of $4.9 million is being held in escrow subject to claims through February 2013. The Company has included the effects of the transaction within the results of operations prospectively from February 2011, the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company's consolidated results of operations.

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

*
In-process research and development relates to costs attributed to a product version that was released in the fourth quarter of 2011 and is being amortized on a straight-line basis over its useful life of 3 years.

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Acquisitions (Continued)

revenues. Syncova's deferred revenues were derived primarily from term license arrangements, and service and maintenance related to perpetual licenses. As a result, Advent recorded an adjustment to reduce the carrying value of deferred revenues to represent the Company's estimate of the fair value of the contractual obligations assumed.

Note 6—Balance Sheet Detail

Prepaid expenses and other

        The following is a summary of prepaid expenses and other assets (in thousands):

	December 31
	2012	2011
Deferred commission	$7,370	$7,471
Prepaid royalty	1,081	1,121
Prepaid contract expense	9,798	8,858
Other	7,619	6,210

Total prepaid expenses and other	$25,868	$23,660

Property and equipment, net

        The following is a summary of property and equipment, net (in thousands):

	December 31
	2012	2011
Computer equipment—hardware	$29,027	$27,359
Computer equipment—software	27,121	25,092
Leasehold improvements	35,801	34,371
Furniture and fixtures	9,578	9,001
Construction in process	1,730	1,631

Property and equipment, gross	$103,257	$97,454
Accumulated depreciation	(65,988)	(55,153)

Property and equipment, net	$37,269	$42,301

        Depreciation expense was $11.8 million, $11.0 million and $10.0 million for fiscal 2012, 2011 and 2010, respectively. Costs of $1.6 million, $1.3 million and $0.7 million related to the development of internal use software were capitalized in 2012, 2011 and 2010, respectively, and are included in "Computer equipment—software" in the table above.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Balance Sheet Detail (Continued)

Other assets

        The following is a summary of other assets (in thousands):

	December 31
	2012	2011
Long-term deferred commissions	$3,909	$5,587
Deposits	2,555	2,697
Prepaid contract expense, long-term	6,530	7,643

Total other assets	$12,994	$15,927

        Deposits include a restricted cash balance of $1.3 million and $1.4 million at December 31, 2012 and 2011, respectively, related to the Company's San Francisco headquarters, and facilities in Boston and New York. Refer to Note 12 "Commitment and Contingencies" to these Notes to Consolidated Financial Statements, for additional information.

Accrued liabilities

        The following is a summary of accrued liabilities (in thousands):

	December 31
	2012	2011
Salaries and benefits payable	$23,365	$26,299
Accrued restructuring, current portion	2,600	1,050
Other	11,131	12,680

Total accrued liabilities	$37,096	$40,029

Other long-term liabilities

        The following is a summary of other long-term liabilities (in thousands):

	December 31
	2012	2011
Deferred rent	$10,502	$10,631
Long-term deferred tax liability	2,141	2,930
Other	496	187

Total other long-term liabilities	$13,139	$13,748

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Balance Sheet Detail (Continued)

Accumulated Other Comprehensive Income

        The components of accumulated other comprehensive income, net of related taxes, were as follows (in thousands):

	December 31
	2012	2011
Accumulated net unrealized loss on marketable securities	$(9)	$(13)
Accumulated foreign currency translation adjustments	10,039	6,883

Accumulated other comprehensive income, net of taxes	$10,030	$6,870

Note 7—Goodwill

        The changes in the carrying value of goodwill for fiscal 2012 and 2011 were as follows (in thousands):

Goodwill
Balance at December 31, 2010	$145,580
Additions	60,206
Foreign currency translation adjustments	(1,165)

Balance at December 31, 2011	$204,621
Additions	78
Foreign currency translation adjustments	2,233

Balance at December 31, 2012	$206,932

        Foreign currency translation adjustments totaling $2.2 million reflect the weakening of the U.S. dollar versus the Danish Krone (DKK), the Euro (EUR), Norwegian Krone (NOK) and the Swedish Krona (SEK) during fiscal 2012.

        During 2011, the U.S. dollar weakened against the Pound Sterling, Euro and other European currencies in the first six months of the year and strengthened against these currencies during the last six months of 2011. Foreign currency translation adjustments totaling $1.2 million reflect the overall general strengthening of the U.S. dollar versus the Danish Krone (DKK), the Euro (EUR), Norwegian Krone (NOK) and the Swedish Krona (SEK) during fiscal 2011.

        During the fourth quarter of 2012, Advent completed the qualitative goodwill impairment test, which involved assessing financial factors, including Advent's market capitalization and profitability and deviations from projected results, as well as other business factors, including assessing the current business environment, changes in the operations of each reporting unit and the results of the prior year goodwill impairment test.

        In October 2012, we reorganized our operations which resulted in a change in the internal management reporting structure to a global functional structure. As a result, we determined that the Company had a single company-wide reporting unit at November 1, 2012 which comprised our Advent Investment Management segment. Prior to November 1, 2012, the Company had two reporting units, Domestic and International, which together comprised the Advent Investment Management segment.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Goodwill (Continued)

        Based on the results of this qualitative assessment, Advent determined that the fair value of the reporting unit is more likely than not greater than the carrying amount and, as a result, a quantitative analysis is not needed. The Company has not historically recognized any impairment charges to its goodwill.

Note 8—Other Intangibles, Net

        The following is a summary of other intangible assets (in thousands, except weighted average amortization period):

	Weighted Average Amortization Period (Years)	Other Intangibles, Gross	Accumulated Amortization	Other Intangibles, Net
Purchased technologies	5.1	$50,642	$(31,934)	$18,708
Product development costs	3.0	18,431	(14,937)	3,494

Developed technology sub-total		69,073	(46,871)	22,202
Customer relationships	6.4	40,924	(26,919)	14,005
Other intangibles	4.1	4,645	(2,647)	1,998

Other intangibles sub-total		45,569	(29,566)	16,003

Balance at December 31, 2012		$114,642	$(76,437)	$38,205

	Weighted Average Amortization Period (Years)	Other Intangibles, Gross	Accumulated Amortization	Other Intangibles, Net
Purchased technologies	5.1	$50,661	$(24,777)	$25,884
Product development costs	3.0	16,202	(12,278)	3,924

Developed technology sub-total		66,863	(37,055)	29,808
Customer relationships	6.4	40,917	(24,164)	16,753
Other intangibles	4.1	4,642	(1,682)	2,960

Other intangibles sub-total		45,559	(25,846)	19,713

Balance at December 31, 2011		$112,422	$(62,901)	$49,521

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Other Intangibles, Net (Continued)

        The changes in the carrying value of intangible assets for fiscal 2012 and 2011 were as follows (in thousands):

	Gross	Accumulated Amortization	Net
Balance at December 31, 2010	$71,006	$(51,234)	$19,772
Additions	41,736	—	41,736
Stock-based compensation additions	131	—	131
Amortization	—	(11,627)	(11,627)
Translation adjustments	(451)	(40)	(491)

Balance at December 31, 2011	$112,422	$(62,901)	$49,521
Additions	2,123	—	2,123
Stock-based compensation additions	106	—	106
Amortization	—	(14,083)	(14,083)
Translation adjustments	(9)	547	538

Balance at December 31, 2012	$114,642	$(76,437)	$38,205

        Additions to intangible assets of $2.2 million in 2012 were associated with capitalized product development costs.

        Additions to intangible assets of $41.9 million in 2011 include additions of $12.0 million and $27.4 million from the acquisitions of Syncova and Black Diamond, respectively, and capitalized product development costs of approximately $2.5 million.

        The following is a summary of amortization of the Company's developed technology and other intangible assets for the periods presented (in thousands):

	Fiscal Years
	2012	2011	2010
Developed technology:
Amortization—purchased technologies	$7,599	$6,019	$3,325
Amortization—product development costs	2,659	2,801	3,049

Amortization of developed technology	10,258	8,820	6,374
Other intangibles:
Amortization—customer relationships	2,854	2,146	970
Amortization—other intangibles	971	661	302

Amortization of other intangibles	3,825	2,807	1,272

Total amortization	$14,083	$11,627	$7,646

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Other Intangibles, Net (Continued)

        Based on the carrying amount of intangible assets as of December 31, 2012, the estimated future amortization is as follows (in thousands):

	Fiscal Years
	2013	2014	2015	2016	2017	Thereafter	Total
Estimated future amortization of:
Developed technology	$8,865	$5,750	$4,717	$2,576	$294	$—	$22,202
Other intangibles	3,786	3,393	3,231	2,718	1,883	992	16,003

Total	$12,651	$9,143	$7,948	$5,294	$2,177	$992	$38,205

Note 9—Restructuring Charges

        During 2012, Advent recorded a restructuring charge of $3.6 million primarily related to the severance and benefit costs associated with a re-organization program.

        During 2011, Advent recorded a restructuring charge of $0.7 million which primarily related to the severance and benefit costs associated with a reduction-in-force and the present value amortization of facility exit obligations, partially offset by adjustments to other facility exit assumptions.

        During 2010, Advent recorded a restructuring charge of $0.8 million which primarily related to facility and exit costs associated with the relocation and consolidation of the facilities in New York City and Boston during the second and fourth quarter of 2010, respectively.

        The following table sets forth an analysis of the changes in the restructuring accrual during fiscal 2010, 2011 and 2012 (in thousands):

	Facility Exit Costs	Severance and Benefits	Total
Balance of restructuring accrual at December 31, 2009	$1,234	$—	$1,234
Restructuring charges	788	—	788
Reversal of deferred rent related to facilities exited	29	—	29
Cash payments	(763)	—	(763)
Accretion of prior restructuring costs	52	—	52

Balance of restructuring accrual at December 31, 2010	$1,340	$—	$1,340
Restructuring charges	67	602	669
Reversal of deferred rent related to facilities exited	60	—	60
Cash payments	(1,046)	—	(1,046)
Accretion of prior restructuring costs	27	—	27

Balance of restructuring accrual at December 31, 2011	$448	$602	$1,050
Restructuring charges	76	3,554	3,630
Cash payments	(524)	(1,018)	(1,542)
Accretion of prior restructuring costs	4	—	4

Balance of restructuring accrual at December 31, 2012	$4	$3,138	$3,142

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Restructuring Charges (Continued)

        Of the remaining restructuring accrual of $3.1 million at December 31, 2012, $2.6 million is included in "Accrued liabilities" in the accompanying consolidated balance sheet. Advent expects to pay the accrued severance and benefit obligations of $3.1 million by September 30, 2013.

Note 10—Debt

        On November 30, 2011, Advent entered into a Credit Agreement (the "Credit Agreement") by and among Advent, the lenders party thereto (the "Lenders"), U.S. Bank National Association, as documentation agent, Wells Fargo Bank, National Association, as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders ("Agent").

        The Credit Agreement provides for (i) a $50.0 million revolving credit facility, with a $25.0 million letter of credit sublimit and a $10.0 million swingline loan sublimit (the "Revolving Credit Facility"), (ii) a $50.0 million term loan facility (the "Term Loan A Facility"), and (iii) a $50.0 million delayed draw term loan facility (the "Delayed Draw Term Loan Facility" and, together with the Term Loan A Facility, the "Term Loan Facility"). Advent may request borrowings under the Revolving Credit Facility until November 30, 2016. The option to request borrowings under the Delayed Draw Term Loan Facility expired on November 30, 2012. The Credit Agreement also contains an increase option permitting Advent, subject to certain requirements, to arrange with the Lenders and/or new lenders for up to an aggregate of $50.0 million in additional commitments, which commitments may be for revolving loans or term loans. The proceeds of the loans made under the Credit Agreement may be used for general corporate purposes.

        The loans bear interest, at Advent's option, at the base rate plus a spread of 0.75% to 1.75% or an adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a spread of 1.75% to 2.75%, in each case with such spread being determined based on the consolidated leverage ratio for the preceding four fiscal quarter period and certain other factors. The base rate means the highest of JPMorgan Chase Bank, N.A.'s prime rate, the federal funds rate plus a margin equal to 0.50% and the adjusted LIBOR rate for a 1-month interest period plus a margin equal to 1.00%. Swing line loans accrue interest at a per annum rate based on the base rate plus the applicable margin for base rate loans. On November 30, 2011, Advent borrowed $50.0 million of term loans under the Term Loan A Facility and incurred approximately $1.9 million of debt issuance costs that have been deferred and will be amortized over the life of the agreement. On November 30, 2012, Advent borrowed $50.0 million of term loans under the Delayed Draw Term Loan Facility. As of December 31, 2012, the Company's outstanding debt balance was $95.0 million and is due in full no later than November 30, 2016.

        The obligations under the Credit Agreement are secured by substantially all of the assets of Advent. The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict Advent and its subsidiaries' ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, pay dividends or make distributions, make investments, make acquisitions, prepay certain indebtedness, enter into certain transactions with affiliates, enter into sale and leaseback transactions, enter into swap agreements and enter into restrictive agreements, in each case subject to customary exceptions for a credit facility of this size and type. Advent is also required to maintain compliance with a consolidated leverage ratio, a consolidated interest coverage ratio and a minimum level of liquidity. As of December 31, 2012, Advent was in compliance with all associated covenants.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Debt (Continued)

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

Note 11—Income Taxes

        The components of income from continuing operations before income taxes were as follows (in thousands):

	Fiscal Years
	2012	2011	2010
US	$48,552	$40,122	$33,188
Foreign	(993)	1,200	2,222

Total	$47,559	$41,322	$35,410

        The components of the provision for income taxes included (in thousands):

	Fiscal Years
	2012	2011	2010
Current:
Federal	$12,845	$8,857	$4,776
State	1,653	1,005	939
Foreign	774	1,241	821
Deferred:
Federal	3,502	2,633	4,959
State	(576)	(276)	(320)
Foreign	(870)	(469)	(84)

Total	$17,328	$12,991	$11,091

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Income Taxes (Continued)

        The effective income tax rate on earnings differed from the statutory federal tax rate as follows:

	Fiscal Years
	2012	2011	2010
Statutory federal rate	35.0%	35.0%	35.0%
State taxes	4.3	3.8	5.4
Stock compensation relating to incentive stock options and employee stock purchase plans	0.6	0.1	(1.5)
Research and other state tax credits	(2.8)	(8.0)	(9.1)
Change in valuation allowance	(0.1)	0.5	(1.7)
Change in state contingency reserve	(0.2)	(0.4)	1.0
Foreign taxes	0.8	0.6	(0.1)
Impact of state tax rate changes on net deferred tax assets	(0.2)	—	1.3
Other, net	(1.0)	(0.2)	1.0

Effective income tax rate	36.4%	31.4%	31.3%

        As of December 31, 2012, Advent made no provision for a cumulative total of $15.9 million of undistributed earnings for certain non-U.S. subsidiaries, which are deemed to be permanently reinvested.

        The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	December 31
	2012	2011
Deferred tax assets, current:
Deferred revenue	$3,509	$3,151
Other accrued liabilities and reserves	5,304	3,879
Stock compensation	10,206	9,074
Other	(85)	190

Total deferred tax assets, current	18,934	16,294

Non-current deferred tax assets:
Depreciation and amortization	(2,176)	(4,293)
Net operating losses, capital losses and credit carryforwards	22,585	31,324
Other	4,977	4,612
Valuation allowance	(862)	(892)

Total deferred tax assets, non-current	24,524	30,751

Deferred tax assets	43,458	47,045
Deferred tax liabilities	(2,141)	(2,930)

Net deferred tax assets	$41,317	$44,115

        The Company maintains a valuation allowance against its deferred tax assets relating to capital losses and investment reserves of $832,000 and certain state net operating losses of $31,000 as it

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Income Taxes (Continued)

believes that based upon the available evidence, it is more likely than not that these assets will not be realized. If it is determined in the future that it is more likely than not that these deferred tax assets will be realized, the valuation allowance will be reduced.

        At December 31, 2012, Advent had federal net operating loss carryforwards of approximately $11.9 million. Utilization of these loss carryforwards, including losses obtained from acquisitions, is subject to certain limitations under the federal income tax laws. These net operating loss carryforwards expire between 2021 and 2027. Also at December 31, 2012, Advent had state net operating loss carryforwards in various states in which it files tax returns.

        Advent had federal research credits of $17.4 million which expire between 2022 and 2031. Advent also had California research credits of $20.7 million and California enterprise zone credits of $7.0 million which do not expire.

        The following table summarizes the activity relating to the Company's unrecognized tax benefits during 2012, 2011 and 2010 (in thousands):

Total
Balance at January 1, 2010	$7,467
Gross increases related to tax positions in prior period	431
Gross increases related to current period tax positions	1,603

Balance at December 31, 2010	$9,501
Gross decreases related to tax positions in prior period	(185)
Gross increases related to current period tax positions	1,828

Balance at December 31, 2011	$11,144
Gross increases related to tax positions in prior period	12
Gross increases related to current period tax positions	992

Balance at December 31, 2012	$12,148

        If recognized, the portion of unrecognized tax benefits at December 31, 2012 that would decrease Advent's tax provision and increase net income is $9.9 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of the federal tax benefit of state income tax items. Advent recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within "Provision for income taxes" in the consolidated statement of operations. As of December 31, 2012, Advent has accrued a nominal amount of interest and penalties for specific exposures in two states. Advent has not accrued any interest or penalties for its federal and other state reserves, as any reversal of uncertain tax positions would not result in the assessment of penalties or interest due to the Company's surplus of deferred tax assets that would offset any additional tax.

        Advent is subject to taxation in the U.S. and various states and jurisdictions outside the U.S. Advent is currently undergoing a State of California franchise tax examination for the 2006 and 2007 tax years and New York State for the 2008, 2009 and 2010 tax years. Advent is not under examination in any other income tax jurisdiction at the present time and does not anticipate the total amount of its unrecognized tax benefits to significantly change over the next 12 months. The material jurisdictions that are subject to examination by tax authorities include federal for tax years after 2008 and California for tax years after 2005.

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

        On October 1, 2009, Advent completed the sale of the Company's MicroEdge subsidiary. At December 31, 2012, the gross operating lease commitments and sub-lease income related to this discontinued operation facility totaled $7.4 million and $1.7 million, respectively. With the exception of the MicroEdge facilities in New York City, the lease obligations related to MicroEdge have been transferred to the Purchaser. Refer to Note 4 "Discontinued Operation" to these Notes to Consolidated Financial Statements, for additional information on the Microedge discontinued operation.

        Future minimum payments under non-cancelable operating leases consisted of the following at December 31, 2012 (in thousands):

Fiscal Years	Future Lease Payments
2013	$9,378
2014	9,802
2015	9,672
2016	8,100
2017	4,406
Thereafter	22,922

Total	$64,280

        Rent expense for fiscal 2012, 2011 and 2010 was $8.5 million, $8.4 million and $8.7 million, respectively, net of sub-lease income from non-restructured facilities of $0, $36,000 and $35,000 in fiscal 2012, 2011 and 2010, respectively.

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

Note 12—Commitments and Contingencies (Continued)

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

        Based on currently available information, the Company's management does not believe that the ultimate outcome of unresolved matters, individually and in the aggregate, is likely to have a material adverse effect on the Company's financial position, results of operations or cash flows.

Note 13—Stock-Based Compensation

Description of Plans

  Stock Option Plans

        Advent has stock options and awards outstanding under three stock plans: the 2002 Stock Plan (the "Plan"), the 1998 Non-statutory Stock Option Plan (the "Non-statutory Plan") and the 1995 Director Option Plan (the "Director Plan"). All new grants are awarded under the 2002 Stock Plan.

        On May 9, 2012, the Company's stockholders approved the amendment and restatement of Advent's 2002 Stock Plan, originally approved by the Board of Directors (the "Board") and stockholders in February and May, respectively, of 2002. Under the Plan, the Company may grant stock options (or "Options") to purchase common the Company's stock to employees, consultants and directors. The Plan also permits the award of restricted stock, restricted stock units (or "RSUs"), stock appreciation rights (or "SARs"), performance shares, and performance units.

        Options granted may be incentive stock options or non-statutory stock options and shall be granted at a price not less than fair market value on the date of grant. Fair market value (as defined in the Plan) and the vesting of these options shall be determined by the Board. The options generally vest

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Stock-Based Compensation (Continued)

over 5 years (for grants prior to February 2009) or 4 years (for grants after February 2009) and expire no later than 10 years from the date of grant. Upon exercise, stock options will be settled in shares of Advent common stock.

        RSUs are awards of restricted stock units that generally vest over four years with half earned on the second anniversary of the date of grant and the remaining half earned either proportionally over the remaining two years or at the end of the fourth anniversary of the date of grant. Upon vesting, RSUs will convert into an equivalent number of shares of common stock. The value of the RSUs is based on the closing market price of the Company's common stock on the date of grant and is amortized on a straight-line basis over the four-year requisite service period.

        SARs are the right to receive the appreciation in fair market value of common stock between the exercise date and the date of grant. SARs generally vest over 5 years (for grants prior to February 2009) or 4 years (for grants after February 2009), and expire no later than 10 years from the date of grant. Upon exercise, SARs will be settled in shares of Advent common stock.

        Unvested RSUs, stock options and SARs are generally canceled on termination of employment and returned to the Plan.

        Non-employee directors are eligible to receive awards of SARs and RSUs under the 2002 Stock Plan as follows:

  •
  Upon joining the Board, awards totaling $200,000 in value with approximately 70% of the value awarded in SARs(1)(4) and 30% awarded in RSUs(2)(5).

  •
  Upon re-election to the Board, awards totaling $120,000 in value with approximately 70% of the value awarded in SARs(3)(4) and 30% awarded in RSUs(3)(5).

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

(4)
SAR awards are valued based on aggregate grant date fair value of awards granted during the year computed in accordance with ASC 718 "Compensation-Stock Compensation."

(5)
RSU awards are valued based on the number of shares awarded multiplied by the closing price of the stock on the date of grant.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Stock-Based Compensation (Continued)

  Employee Stock Purchase Plan

        All individuals employed by Advent are eligible to participate in the employee stock purchase plan (or "ESPP") if they are employed by Advent for at least 20 hours per week and at least five months per year. The ESPP permits eligible employees to purchase Advent's common stock through payroll deductions at a price equal to 85% of the lower of the closing sale price for the Company's common stock reported on the NASDAQ National Market at the beginning or the end of each six-month offering period. In any calendar year, eligible employees can withhold up to 10% of their salary and certain variable compensation.

  2005 ESPP

        On May 18, 2005, Advent's shareholders approved the 2005 ESPP with 4,000,000 shares of common stock reserved for issuance. The following table summarizes the Company's issuance of common stock for the total Company under the 2005 ESPP:

	Fiscal Years
	2012	2011	2010
Common shares issued	325,270	272,767	338,656
Average price	$20.48	$22.58	$17.11

        As of December 31, 2012, common shares of 1,491,871 were reserved for future issuance under the 2005 ESPP.

  401(k) Plan

        Advent sponsors a 401(k) Plan to provide retirement benefits for its U.S. employees. This Plan provides for tax-deferred salary deductions for eligible employees. Employees may contribute between 1% and 70% of their compensation to this Plan, limited by an annual maximum amount as determined by the Internal Revenue Service. The Company also makes a 50% matching contribution of up to 6% of employee compensation. The Company's matching contributions to this plan totaled $4.0 million, $3.7 million, and $3.4 million for fiscal 2012, 2011 and 2010, respectively. In addition to the employer matching contribution, Advent may make profit sharing contributions at the discretion of the Board of Directors. Advent did not make any profit sharing contributions in fiscal 2012, 2011 or 2010.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Stock-Based Compensation (Continued)

Stock-Based Compensation Expense

        Stock-based compensation expense related to stock options, SARs, ESPP shares, and RSUs was recognized in Advent's consolidated statement of operations for the periods presented as follows (in thousands):

	Fiscal Years
	2012			2011			2010
	Options, SARs & ESPP	RSUs	Total	Options, SARs & ESPP	RSUs	Total	Options, SARs & ESPP	RSUs	Total
Statement of operations classification
Cost of recurring revenues	$1,432	$973	$2,405	$1,105	$1,049	$2,154	$1,066	$708	$1,774
Cost of non-recurring revenues	642	594	1,236	753	561	1,314	804	337	1,141

Total cost of revenues	2,074	1,567	3,641	1,858	1,610	3,468	1,870	1,045	2,915
Sales and marketing	4,881	2,284	7,165	4,324	1,981	6,305	4,141	1,725	5,866
Product development	2,952	2,869	5,821	2,348	2,790	5,138	2,856	2,344	5,200
General and administrative	2,437	1,737	4,174	2,443	1,784	4,227	3,213	1,236	4,449

Total operating expenses	10,270	6,890	17,160	9,115	6,555	15,670	10,210	5,305	15,515

Total stock-based employee compensation expense	$12,344	$8,457	$20,801	$10,973	$8,165	$19,138	$12,080	$6,350	$18,430

Tax effect on stock-based employee compensation	(4,763)	(3,324)	(8,087)	(4,303)	(3,169)	(7,472)	(5,592)	(2,568)	(8,160)

Effect on net income from continuing operations, net of tax	$7,581	$5,133	$12,714	$6,670	$4,996	$11,666	$6,488	$3,782	$10,270

        Advent capitalized stock-based compensation expense of $198,000, $233,000 and $94,000 during fiscal 2012, 2011 and 2010, respectively, associated with the Company's software development, internal-use software and professional services implementation projects.

        As of December 31, 2012, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimated forfeitures, was $38.9 million and is expected to be recognized through the remaining vesting period of each grant, with a weighted average remaining period of 2.5 years.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Stock-Based Compensation (Continued)

Valuation Assumptions

        Advent uses the Black-Scholes option pricing model and the straight-line attribution approach to determine the grant date fair value of stock options, SARs and the ESPP. The fair value of RSUs is equal to the Company's closing stock price on the date of grant.

        The following Black-Scholes option pricing model assumptions were used:

Fiscal Years
	2012	2011	2010
Stock Options and SARs
Risk-free interest rate	0.6% - 1.2%	0.9% - 2.4%	1.3% - 2.7%
Volatility	38.4% - 42.9%	36.0% - 42.8%	35.2% - 38.8%
Expected life	4.02 - 5.50 years	5 years	4 - 5 years
Expected dividends	None	None	None
Employee Stock Purchase Plan*
Risk-free interest rate	0.1%	0.1% - 0.2%	0.2%
Volatility	31.0% - 48.3%	28.6% - 48.3%	28.8% - 29.9%
Expected life	6 months	6 months	6 months
Expected dividends	None	None	None

*
The ESPP periods begin every six months on December 1 and June 1 of each year.

        Volatility for the years presented was calculated using an equally weighted average of the Company's historical and implied volatility of its common stock. The Company believes that this blended calculation of volatility is the most appropriate indicator of expected volatility and best reflects expected market conditions.

        Expected life for the years presented was determined based on the Company's historical experience of similar awards, giving consideration to the contractual terms or offering periods, vesting schedules and expectations of future employee behavior.

        Risk-free interest rate for the years presented was based on the U.S. Treasury yield curve in effect at the date of grant, or beginning of the offering period for the ESPP, for periods corresponding with the expected life.

        The dividend yield assumption is based on the Company's history of not paying dividends and the future expectation of no dividend payouts.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Stock-Based Compensation (Continued)

Equity Award Activity

        The Company's stock option and SAR activity for the periods presented is as follows (in thousands, except weighted average exercise price):

	Fiscal Years
	2012		2011		2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	7,029	$18.01	6,780	$15.73	7,886	$14.57
Options and SARs granted	1,895	$24.92	1,469	$26.72	1,041	$22.13
Options and SARs exercised	(972)	$15.60	(1,032)	$14.47	(1,795)	$13.91
Options and SARs canceled	(284)	$23.63	(188)	$22.96	(352)	$18.05

Outstanding at end of year	7,668	$19.82	7,029	$18.01	6,780	$15.73

Exercisable at end of year	4,575	$16.55	4,355	$14.65	4,278	$13.37

        The aggregate intrinsic value of options and SARs outstanding and exercisable as of December 31, 2012 was $26.6 million and $25.7 million, respectively. The intrinsic value is calculated as the difference between the Company's closing stock price of $21.38 on December 31, 2012 and the exercise price of the underlying awards that were in-the-money as of that date.

        The weighted average grant date fair value of options and SARs granted for the total Company, total intrinsic value of options and SARs exercised and cash received from options exercised during the periods presented were as follows (in thousands, except weighted average grant date fair value):

	Fiscal Years
	2012	2011	2010
Options and SARs
Weighted average grant date fair value	$8.88	$9.35	$7.64
Total intrinsic value of awards exercised	$10,086	$13,612	$18,875
Options
Cash received from exercises	$5,173	$7,189	$14,020

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Stock-Based Compensation (Continued)

        The options and SARs outstanding and currently exercisable by exercise price at December 31, 2012 were as follows:

	Options and SARs Outstanding			Options and SARs Exercisable
Exercise Price	Number of Shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$6.96 - $9.13	877	1.53	$9.04	877	$9.04
$9.35 - $9.36	77	1.05	$9.35	77	$9.35
$9.48 - $14.09	942	2.66	$12.02	917	$12.05
$14.16 - $16.97	770	5.29	$15.96	701	$15.94
$17.00 - $20.88	911	4.88	$19.55	830	$19.50
$21.09 - $21.75	1,170	8.47	$21.42	373	$21.71
$21.90 - $26.73	742	7.45	$24.53	374	$24.24
$26.80	1,057	9.31	$26.80	—	$—
$26.85	11	7.87	$26.85	5	$26.85
$26.91	918	8.06	$26.91	372	$26.91
$27.02 - $30.15	193	8.54	$27.50	49	$27.68

As of December 31, 2012	7,668	6.11	$19.82	4,575	$16.55

Expected to vest at December 31, 2012	7,295	5.95	$19.57

        The aggregate intrinsic value of options and SARs expected to vest at December 31, 2012 was $26.5 million.

        The equity awards available for grant for the periods presented were as follows (in thousands):

	Fiscal Years
	2012	2011	2010
Beginning balance	4,545	6,622	5,087
Awards authorized	1,915	—	3,002
Options and SARs granted	(1,895)	(1,469)	(1,041)
Options and SARs canceled	284	188	352
Options expired	—	(10)	—
RSUs granted	(520)	(489)	(452)
RSUs canceled	98	94	62
RSU adjustment(1)(2)	(272)	(391)	(388)

Ending balance	4,155	4,545	6,622

(1)
Effective with our 2002 Stock Plan amended on April 1, 2012, awards of restricted stock, restricted stock units, performance shares or performance units reduce the number of shares available under the Plan by 1.79 shares for each share covered by such awards.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Stock-Based Compensation (Continued)

(2)
Effective with our 2002 Stock Plan amended on April 1, 2010, awards of restricted stock, restricted stock units, performance shares or performance units reduce the number of shares available under the Plan by 1.99 shares for each share covered by such awards.

        During fiscal 2012, 2011 and 2010, the Company granted RSUs under its 2002 Stock Plan. The Company's RSU activity during 2012, 2011 and 2010 is as follows:

	Fiscal Years
	2012		2011		2010
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding and unvested at beginning of period	1,253	$16.51	1,308	$19.58	1,369	$18.17
RSUs granted	520	$25.69	489	$26.75	452	$22.05
RSUs vested	(402)	$21.36	(450)	$35.35	(451)	$17.85
RSUs canceled	(98)	$23.82	(94)	$22.21	(62)	$18.99

Outstanding and unvested at end of period	1,273	$18.16	1,253	$16.51	1,308	$19.58

        The weighted average grant date fair value of RSUs was determined based on the closing market price of the Company's common stock on the date of the award. The aggregate intrinsic value of RSUs outstanding at December 31, 2012 was $27.2 million based on the Company's closing price of $21.38 per share as of December 31, 2012.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Net Income Per Share

        The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Fiscal Years
	2012	2011	2010
Numerator:
Net income (loss):
Continuing operations	$30,231	$28,331	$24,319
Discontinued operation	184	1,839	(166)

Total operations	$30,415	$30,170	$24,153

Denominator:
Denominator for basic net income (loss) per share- weighted average shares outstanding	50,614	51,797	51,535
Dilutive common equivalent shares:
Employee stock options and other	1,811	2,288	2,941

Denominator for diluted net income (loss) per share- weighted average shares outstanding, assuming exercise of potential dilutive common shares	52,425	54,085	54,476

Net income (loss) per share (1):
Basic:
Continuing operations	$0.60	$0.55	$0.47
Discontinued operation	—	0.04	—

Total operations	$0.60	$0.58	$0.47

Diluted:
Continuing operations	$0.58	$0.52	$0.45
Discontinued operation	—	0.03	—

Total operations	$0.58	$0.56	$0.44

(1)
Net income (loss) per share is based on actual calculated values and totals may not sum due to rounding.

        Weighted average stock options, SARs and RSUs of approximately 3.2 million, 2.1 million and 1.8 million were excluded from the computation of diluted net income per share for fiscal 2012, 2011 and 2010, respectively, because their inclusion would have been anti-dilutive.

Note 15—Common Stock Repurchase Programs

        Advent's Board has approved common stock repurchase programs authorizing management to repurchase shares of the Company's common stock. The timing and actual number of shares subject to repurchase have been made at the discretion of Advent's management and are contingent on a number of factors, including the price of Advent's stock, Advent's cash balances and working capital needs, general business and market conditions, regulatory requirements and alternative investment opportunities. The stock repurchase programs specify a maximum number of shares subject to

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Common Stock Repurchase Programs (Continued)

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

12,000

        The following is a summary of the Company's annual repurchase activity under the stock repurchase program approved by the Board by year since fiscal 2008 (in thousands, except per share data):

Fiscal Year	Total Number of Shares Repurchased	Cost	Average Price Paid Per Share
2008	4,662	$61,572	$13.21
2009	1,380	$14,578	$10.57
2010	1,670	$35,881	$21.48
2011	2,243	$51,582	$23.00
2012	1,651	$41,275	$25.00

Total	11,606	$204,888	$17.65

        At December 31, 2012, there remained approximately 0.4 million shares authorized by Advent's Board for repurchase.

        In addition to the above, Advent has withheld shares through net share settlements upon the vesting of restricted stock units and the exercise of stock-settled stock appreciation rights under its equity compensation plan to satisfy tax withholding obligations.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Segment, Significant Customer and Geographic Information

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

  Geographic Information

        Geographic information as of and for the periods presented is as follows (in thousands):

	December 31
	2012	2011
Long-lived assets(1):
United States	$45,773	$52,425
International	4,490	5,803

Total long-lived assets	$50,263	$58,228

	Fiscal Years
	2012	2011	2010
Geographic net sales(2):
United States	$299,018	$267,736	$240,453
International	59,801	58,512	43,048

Total net sales	$358,819	$326,248	$283,501

(1)
Long-lived assets exclude goodwill, intangible assets, private equity investments and deferred tax assets.

(2)
Geographic net sales are based on the location to which the product is shipped.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—Fair Value Measurements

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

        In general, and where applicable, the Company uses quoted prices in active markets for identical assets or liabilities to determine fair value. The Company applied this valuation technique to measure the fair value of the Company's Level 1 investments, such as treasury obligation money market mutual funds and U.S. and foreign government debt securities. Money market funds consist of cash equivalents with remaining maturities of three months or less at the date of purchase and are composed primarily of U.S. government debt securities and treasury obligation money market mutual funds. Advent's U.S. government debt securities are securities sponsored by the federal government.

        If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then the Company uses quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. The Company classifies its foreign government debt securities, corporate debt securities and certain of its U.S. government debt securities as having Level 2 inputs. Foreign debt securities include Swedish and Canadian bonds. The Company obtains the fair value of Level 2 financial instruments from its custody bank, which uses various professional pricing services to gather pricing data which may include quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The custody bank then analyzes gathered pricing inputs and applies proprietary valuation techniques, such as consensus pricing, weighted average pricing, distribution-curve-based algorithms, or pricing models such as discounted cash flow techniques to provide the Company with a fair valuation of each security. The Company's procedures include controls to ensure that appropriate fair values are recorded such as comparing prices obtained to independent sources. Advent reviews the internal controls in place at the custodian bank on an annual basis.

        The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities. The fair value of these certain financial assets was determined using the following inputs as of December 31, 2012 and December 31, 2011 (in thousands):

	Fair Value as of December 31, 2012	Level 1	Level 2	Level 3
Financial Assets:
Money Market Funds(1)	$47,086	$47,086	$—	$—
US government debt securities(3)	59,815	55,817	3,998	—
Corporate debt securities(3)	110,508	—	110,508	—
Foreign government debt securities(2)	2,421	—	2,421	—
Financial Liabilities:
Debt(5)	$95,000	$—	$95,000	$—

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—Fair Value Measurements (Continued)

	Fair Value as of December 31, 2011	Level 1	Level 2	Level 3
Financial Assets:
Money Market Funds(1)	$40,197	$40,197	$—	$—
US government debt securities(2)	11,323	11,323	—	—
Corporate debt securities(3)	52,605	—	52,605	—
Foreign government debt securities(4)	8,432	—	8,432	—
Financial Liabilities:
Debt(5)	$50,000	$—	$50,000	$—

(1)
Included in cash and cash equivalents on the Company's consoldiated balance sheet.

(2)
Included in short-term marketable securities on the Company's consolidated balance sheet.

(3)
Included in short-term and long-term marketable securities on the Company's consolidated balance sheet.

(4)
Included in cash and cash equivalents, and short-term marketable securities on the Company's consolidated balance sheet.

(5)
Included in current portion of long-term debt and long-term debt on the Company's consolidated balance sheet.

        There were no transfers between Level 1 and Level 2 assets in fiscal 2012 and Advent does not have any significant assets that utilize unobservable or Level 3 inputs.

        The carrying amount of debt approximates fair value as the underlying variable interest rate approximates current market rates and the Company's credit risk has not changed significantly since the date of issuance.

        The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities approximate fair value based on the short-term maturities of these instruments.

Note 18—Subsequent Events

        In January 2013, Congress passed The American Taxpayer Relief Act of 2012 which reinstated the research tax credit retroactive to January 1, 2012 and extended the credit through December 31, 2013. As a result, the Company expects its income tax provision for the first quarter of fiscal 2013 will include a discrete tax benefit of $1.8 million.

ADVENT SOFTWARE, INC.

SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2012(1)(2)(3):
Net revenues	$86,904	$89,724	$90,174	$92,017
Gross margin	$57,769	$58,395	$57,361	$62,578
Income from continuing operations	$11,795	$12,063	$12,629	$12,692
Net income from continuing operations	$7,317	$7,197	$7,687	$8,030
Net income (loss) from discontinued operation	$(23)	$245	$11	$(49)
Net income	$7,294	$7,442	$7,698	$7,981
Basic net income per share:
Continuing operations	$0.14	$0.14	$0.15	$0.16
Discontinued operation	$—	$—	$—	$—
Total operations	$0.14	$0.15	$0.15	$0.16
Diluted net income per share:
Continuing operations	$0.14	$0.14	$0.15	$0.16
Discontinued operation	$—	$—	$—	$—
Total operations	$0.14	$0.14	$0.15	$0.15
2011(1)(2):
Net revenues	$75,326	$80,071	$84,566	$86,285
Gross margin	$51,783	$52,896	$53,731	$57,066
Income from continuing operations	$11,527	$10,382	$10,576	$10,080
Net income from continuing operations	$7,904	$7,070	$6,826	$6,531
Net income (loss) from discontinued operation	$1,824	$(24)	$(27)	$66
Net income	$9,728	$7,046	$6,799	$6,597
Basic net income per share:
Continuing operations	$0.15	$0.13	$0.13	$0.13
Discontinued operation	$0.03	$—	$—	$—
Total operations	$0.19	$0.13	$0.13	$0.13
Diluted net income per share:
Continuing operations	$0.14	$0.13	$0.13	$0.12
Discontinued operation	$0.03	$—	$—	$—
Total operations	$0.18	$0.13	$0.13	$0.12

(1)
On December 13, 2010, the Company announced a two-for-one stock split effected in the form of a 100% stock dividend that was distributed on January 18, 2011. All share and per share information has been adjusted to reflect the two-for-one stock split.

(2)
Net income (loss) per share is based on actual calculated values and totals may not sum due to rounding.

(3)
The Company's results of operations for the fourth quarter of 2012 include restructuring charges of $3.6 million.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures

        The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management evaluated, with the participation of the Principal Executive Officer and Principal Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Management's annual report on internal control over financial reporting

        See "Management's Report on Internal Control over Financial Reporting" on page 72.

Changes in internal control over financial reporting

        There were no changes in our internal control over financial reporting which were identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the fourth quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, Advent's internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information on Directors appearing under the heading "Corporate Governance", "Corporate Governance and Nominating Committee Matters" and "Proposal No. 1: Election of Directors" in the Notice of the 2013 Annual Meeting of Stockholders and 2013 Proxy Statement, to be filed pursuant to Rule 14a-6(b) under the Securities and Exchange Act of 1934 (the "Exchange Act"), in connection with Advent Software Inc.'s (the "Company's") 2013 Annual Meeting of Stockholders (the "2013 Proxy Statement"), is incorporated by reference in this Annual Report on Form 10-K. Information required by this Item related to the executive officers can be found in the section captioned "Executive Officers of the Registrant" under Part I, "Item 1. Business" of this Annual Report on Form 10-K, and is also incorporated herein by reference. Information required by this Item regarding any material changes to the process by which security holders may recommend nominees to the Company's Board of Directors appears under the heading "Procedural Matters" in our 2013 Proxy Statement and is incorporated herein by reference.

        The information contained under the heading "Beneficial Ownership Reporting Compliance Section 16(a)" in the Company's 2013 Proxy Statement are incorporated by reference in this Annual Report on Form 10-K.

        The current members of the audit committee are Christine S. Manfredi, James D. Kirsner and Wendell Van Auken (Chair), each of whom is "independent" as defined by current Nasdaq listing standards. Advent's Board of Directors has determined that all members of the Company's Audit Committee are financial experts as defined by Item 401(h) of Regulation S-K of the Exchange Act.

        The Company has a code of business ethics and conduct that applies to all of its employees, including its Principal Executive Officer, Principal Financial Officer and its Board of Directors. A copy of this code, "Code of Business Ethics and Conduct", is available on our website at http://investor.advent.com/phoenix.zhtml?c=96626&p=irol-govHigh lights.

        The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on our website.

Item 11.    Executive Compensation

        Information required by this Item is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders, where it is included under the caption "Compensation Committee Matters."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required by this Item is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders, where it is included under the captions "Beneficial Security Ownership of Management and Certain Beneficial Owners," and "Equity Compensation Plan Information."

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required by this Item is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders, where it is included under the caption "Certain Relationships and Related Transactions" and "Corporate Governance."

Item 14.    Principal Accountant Fees and Services

        Information required by this Item is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders, where it is included under the caption "Fees to Independent Registered Public Accounting Firm."

PART IV

Item 15.    Exhibits, Financial Statement Schedules

        (a)   The following documents are filed as part of this Report

  1.
  Financial Statements

        The following are included in Item 8:

  2.
  Financial Statement Schedule

        The following financial statement schedule for the years ended December 31, 2012, 2011 and 2010 should be read in conjunction with the consolidated financial statements of Advent Software, Inc. filed as part of this Annual Report on Form 10-K:

Schedule II
ADVENT SOFTWARE, INC
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2012, 2011 and 2010

	Balance at Beginning of Period	Additions (Reductions) Charged to Expense	Write-offs / Adjustments	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
2010	$267	$188	$(287)	$168
2011	$168	$230	$(292)	$106
2012	$106	$403	$(399)	$110
Allowance for sales returns:
2010	$2,619	$(616)	$—	$2,003
2011	$2,003	$(187)	$—	$1,816
2012	$1,816	$1,154	$—	$2,970
Deferred tax asset valuation allowance:
2010	$1,301	$(614)	$133	$820
2011	$820	$188	$(116)	$892
2012	$892	$(35)	$5	$862

        Schedules other than those listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

  3.
  Exhibits

        Index to exhibits

        The following exhibits are filed as a part of, or incorporated by reference into this Form 10-K:

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
2.1	Agreement and Plan of Merger by and among MicroEdge Holdings, LLC, MicroEdge Merger Sub, LLC, MicroEdge, Inc., Advent Software, Inc., and with respect to Articles VII, VIII and IX only, U.S. Bank National Association as Escrow Agent, dated July 27, 2009	8-K	7/28/2009	2.1

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
2.2	Agreement and Plan of Merger by and among the Company, Birdie Acquisition LLC, and Black Diamond Performance Reporting, LLC, dated May 12, 2011.	8-K	5/16/2011	2.1
2.3	Amendment to Agreement and Plan of Merger dated as of June 1, 2011 by and among the Company, Birdie Acquisition LLC, Black Diamond Performance Reporting, LLC.	8-K	6/6/2011	2.2
3.1	Third Amended and Restated Certificate of Incorporation of Registrant	8-K	6/8/2010	3.1
3.2	Amended and Restated Bylaws of Registrant	8-K	8/16/2012	3.1
4.1	Specimen Common Stock Certificate of Registrant	SB-2	11/15/1995	**
10.1	Form of Indemnification Agreement for Executive Officers and Directors*	SB-2	11/15/1995	**
10.2	1993 Profit Sharing & Employee Savings Plan, as amended*	SB-2	11/15/1995	**
10.3	1995 Director Option Plan*	S-8	8/11/2000	4.1
10.4	2002 Stock Option Plan, as amended*	DEF 14A	4/22/2005	Appendix B
10.5	2005 Employee Stock Purchase Plan*	DEF 14A	4/22/2005	Appendix A
10.6	Office Lease dated January 6, 2006, between Toda Development, Inc. and Advent for facilities located at 600 Townsend Street in San Francisco, California.	8-K	1/12/2006	10.1
10.7	Executive Severance Plan dated March 14, 2006*	10-K	3/31/2006	10.13
10.8	Summary of Plan Terms for 2008 Executive Short-Term Incentive Plan*	8-K	2/5/2008	10.1
10.9	2002 Stock Plan, as amended*	DEF 14A	4/4/2008	Appendix A
10.10	Summary of Plan Terms for 2009 Executive Short-Term Incentive Plan*	8-K	1/26/2009	10.1
10.11	Office Lease dated September 30, 2009 between 1114 6th Avenue Co. LLC and Advent for facilities located at 1114 Avenue of the Americas in New York, New York.	8-K	10/6/2009	10.1
10.12	2002 Stock Plan, as amended*	DEF 14A	4/1/2009	Appendix A

Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
10.13	Summary of Plan Terms for 2010 Executive Short-Term Incentive Plan*	8-K	2/18/2010	10.1
10.14	Description of Director Compensation	10-K	3/12/2010	10.16
10.15	2002 Stock Plan, as amended*	8-K	6/8/2010	10.1
10.16	Summary of Plan Terms for 2011 Executive Short-Term Incentive Plan*	8-K	5/16/2011	10.1
10.17	Credit Agreement	8-K	12/2/2011	10.1
10.18	Guarantee and Collateral Agreement	8-K	12/2/2011	10.2
10.19	Summary of Plan Terms for 2012 Executive Short-Term Incentive Plan*	8-K	2/13/2012	n/a
10.20	2002 Stock Plan, as amended*	DEF 14A	3/30/2012	Appendix A
10.21	Executive Severance Plan dated March 14, 2006, as amended*	10-Q	11/8/2012	10.1
21.1	Subsidiaries of Advent				X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included on page 129 of this Form 10-K)				X
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002				X
101. INS	XBRL Intance				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation				X
101.LAB	XBRL Taxonomy Extension Labels				X
101.PRE	XBRL Extension Presentation				X

Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
101.DEF	XBRL Taxonomy Extension Definition				X

*
Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

**
Incorporated by reference to the exhibit filed with Advent's registration statement filed on Form SB-2 (commission file number 33-97912-LA), declared effective on November 15, 1995.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 28th day of February, 2013.

ADVENT SOFTWARE, INC.
By:	/s/ JAMES S. COX James S. Cox Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

 POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David P. Hess and James S. Cox his or her attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID PETER HESS David Peter Hess	Chief Executive Officer, President and Director (Principal Executive Officer)	February 28, 2013
/s/ JAMES S. COX James S. Cox	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2013
/s/ STEPHANIE G. DIMARCO Stephanie G. DiMarco	Director	February 28, 2013
/s/ ASIFF S. HIRJI Asiff S. Hirji	Director	February 28, 2013
/s/ JAMES D. KIRSNER James D. Kirsner	Director	February 28, 2013
/s/ CHRISTINE S. MANFREDI Christine S. Manfredi	Director	February 28, 2013
/s/ JOHN H. SCULLY John H. Scully	Chairman of the Board	February 28 2013
/s/ ROBERT M. TARKOFF Robert M. Tarkoff	Director	February 28, 2013
/s/ WENDELL G. VAN AUKEN Wendell G. Van Auken	Director	February 28, 2013