Form 10-Q
period 2013-03-31
ADVENT SOFTWARE INC /DE/
filed 2013-05-08
CIK 1002225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2013

or

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

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2013 was 51,392,389.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31	December 31
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$76,122	$58,217
Short-term marketable securities	108,620	111,192
Accounts receivable, net	55,481	61,069
Deferred taxes, current	18,928	18,934
Prepaid expenses and other	26,693	25,868
Current assets of discontinued operation	88	88
Total current assets	285,932	275,368
Property and equipment, net	35,156	37,269
Goodwill	204,314	206,932
Other intangibles, net	34,210	38,205
Long-term marketable securities	61,837	61,552
Deferred taxes, long-term	22,509	24,524
Other assets	12,548	12,994
Noncurrent assets of discontinued operation	1,609	1,609

Total assets	$658,115	$658,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,267	$5,190
Accrued liabilities	31,825	37,096
Deferred revenues	169,356	174,388
Income taxes payable	4,058	5,593
Current portion of long-term debt	10,000	10,000
Current liabilities of discontinued operation	319	262
Total current liabilities	219,825	232,529
Deferred revenue, long-term	8,055	8,787
Long-term income taxes payable	5,335	5,335
Long-term debt	82,500	85,000
Other long-term liabilities	12,504	13,139
Noncurrent liabilities of discontinued operation	3,619	3,804

Total liabilities	331,838	348,594

Commitments and contingencies (See Note 12)

Stockholders’ equity:
Common stock	508	505
Additional paid-in capital	461,599	453,585
Accumulated deficit	(142,226)	(154,261)
Accumulated other comprehensive income	6,396	10,030
Total stockholders’ equity	326,277	309,859

Total liabilities and stockholders’ equity	$658,115	$658,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31
	2013	2012

Net revenues:
Recurring revenues	$84,483	$78,720
Non-recurring revenues	8,007	8,184

Total net revenues	92,490	86,904

Cost of revenues:
Recurring revenues	16,412	16,926
Non-recurring revenues	9,568	9,668
Amortization of developed technology	2,499	2,541

Total cost of revenues	28,479	29,135

Gross margin	64,011	57,769

Operating expenses:
Sales and marketing	17,204	18,446
Product development	16,962	16,799
General and administrative	10,360	9,669
Amortization of other intangibles	957	956
Restructuring charges	2,315	104

Total operating expenses	47,798	45,974

Income from continuing operations	16,213	11,795

Interest and other income (expense), net	(303)	(172)

Income from continuing operations before income taxes	15,910	11,623
Provision for income taxes	3,853	4,306

Net income from continuing operations	$12,057	$7,317

Discontinued operation:
Net loss from discontinued operation (net of applicable taxes of $(15) and $(15), respectively)	(22)	(23)

Net income	$12,035	$7,294

Basic net income (loss) per share:
Continuing operations	$0.24	$0.14
Discontinued operation	(0.00)	(0.00)
Total operations	$0.24	$0.14

Diluted net income (loss) per share:
Continuing operations	$0.23	$0.14
Discontinued operation	(0.00)	(0.00)
Total operations	$0.23	$0.14

Weighted average shares used to compute net income (loss) per share:
Basic	50,563	51,024
Diluted	52,598	53,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

Net income per share is based on actual calculated values and totals may not sum due to rounding.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31
	2013	2012

Net income	$12,035	$7,294

Other comprehensive (loss) income, net of taxes (Note 16)
Foreign currency translation adjustments	(3,640)	2,386
Available-for-sale securities	6	(5)
Total other comprehensive (loss) income, net of taxes	(3,634)	2,381

Comprehensive income	$8,401	$9,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31
	2013	2012
Cash flows from operating activities:
Net income	$12,035	$7,294
Adjustment to net income for discontinued operation net loss	22	23
Net income from continuing operations	12,057	7,317

Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Stock-based compensation	5,017	4,889
Excess tax benefit from stock-based compensation	(403)	(1,493)
Depreciation and amortization	6,400	6,377
Amortization of debt issuance costs	98	95
Provision for doubtful accounts	219	52
Provision for sales reserves	68	497
Deferred income taxes	1,724	(27)
Other	(45)	(151)
Effect of statement of operations adjustments	13,078	10,239
Changes in operating assets and liabilities:
Accounts receivable	5,368	2,471
Prepaid and other assets	204	(1,264)
Accounts payable	(953)	434
Accrued liabilities	(5,600)	(8,325)
Deferred revenues	(5,833)	(1,029)
Income taxes payable	(1,131)	3,746
Effect of changes in operating assets and liabilities	(7,945)	(3,967)

Net cash provided by operating activities from continuing operations	17,190	13,589

Cash flows from investing activities:
Cash used in acquisition	—	(700)
Purchases of property and equipment	(959)	(1,951)
Capitalized software development costs	—	(342)
Purchases of marketable securities	(39,715)	(33,595)
Sales and maturities of marketable securities	41,371	34,224

Net cash provided by (used in) investing activities from continuing operations	697	(2,364)

Cash flows from financing activities:
Proceeds from common stock issued from exercises of stock options	3,492	1,267
Withholding taxes related to equity award net share settlement	(896)	(782)
Repurchase of common stock	—	(6,788)
Repayment of debt	(2,500)	(1,250)
Excess tax benefits from stock-based compensation	403	1,493

Net cash provided by (used in) financing activities from continuing operations	499	(6,060)

Net cash transferred to discontinued operation	(151)	(142)

Effect of exchange rate changes on cash and cash equivalents	(330)	280

Net change in cash and cash equivalents from continuing operations	17,905	5,303
Cash and cash equivalents of continuing operations at beginning of period	58,217	65,525

Cash and cash equivalents of continuing operations at end of period	$76,122	$70,828
Supplemental disclosure of cash flow information
Cash flows from discontinued operation:
Net cash used in operating activities	$(151)	$(142)
Net cash provided by investing activities	—	—
Net cash transferred from continuing operations	151	142
Net change in cash and cash equivalents from discontinued operation	—	—
Cash and cash equivalents of discontinued operation at beginning of period	—	—
Cash and cash equivalents of discontinued operation at end of period	$—	$—

The cash flows from the discontinued operation, as presented in the condensed consolidated statement of cash flows, relate to the operations of MicroEdge, Inc. (“MicroEdge”).

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The condensed consolidated financial statements include the accounts of Advent Software, Inc. and its subsidiaries (collectively “Advent” or the “Company”). All inter-company amounts and transactions have been eliminated.

Advent has prepared these condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in these interim statements pursuant to such SEC rules and regulations. These interim financial statements should be read in conjunction with the audited financial statements and related notes included in Advent’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Interim results are not necessarily indicative of the results to be expected for the full year, and no representation is made thereto.

These condensed consolidated financial statements include, in the opinion of management, all adjustments necessary to state fairly the financial position and results of continuing operations for each interim period shown. All such adjustments occur in the ordinary course of business and are of a normal, recurring nature.

Recent Accounting Pronouncements

With the exception of the below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2013, as compared to the recent accounting pronouncements described in Advent’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, that are of significance, or potential significance, to the Company.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 provides additional guidance regarding reclassifications out of accumulated other comprehensive income (“AOCI”). ASU 2013-02 requires entities to report the effect of significant reclassifications out of AOCI on the respective line items in net income unless the amounts are not reclassified in their entirety to net income. For amounts that are not required to be reclassified in their entirety to net income in the same reporting period, entities are required to cross-reference other disclosures that provide additional detail about those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this ASU had no impact on the Company’s condensed consolidated financial statements as the guidance relates only to additional disclosures. See Note 16, “Accumulated Other Comprehensive Income” for further information.

Note 2—Cash Equivalents and Marketable Securities

At March 31, 2013, cash equivalents and marketable securities primarily consisted of money market mutual funds, US government and US Government Sponsored Entities (GSE’s), foreign government debt securities and high credit quality corporate debt securities. All marketable securities were considered available-for-sale and were carried at fair value on the Company’s condensed consolidated balance sheets. Short-term marketable securities mature twelve months or less from the date of the condensed consolidated balance sheets and long-term marketable securities mature greater than twelve months from the date of the condensed consolidated balance sheet.

Marketable securities are summarized as follows (in thousands):

			Gross	Gross
			Unrealized	Unrealized
		Gross	Losses	Losses
	Amortized	Unrealized	Less than	12 Months	Aggregate
Balance at March 31, 2013	Cost	Gains	12 Months	or Longer	Fair Value

Corporate debt securities	$113,819	$41	$(25)	$—	$113,835
US government debt securities	56,612	10	—	—	56,622
Total	$170,431	$51	$(25)	$—	$170,457

			Gross	Gross
			Unrealized	Unrealized
		Gross	Losses	Losses
	Amortized	Unrealized	Less than	12 Months	Aggregate
Balance at December 31, 2012	Cost	Gains	12 Months	or Longer	Fair Value

Corporate debt securities	$110,540	$13	$(45)	$—	$110,508
US government debt securities	59,811	7	(3)	—	59,815
Foreign government debt securities	2,415	6	—	—	2,421
Total	$172,766	$26	$(48)	$—	$172,744

The following table summarizes the contractual maturities of marketable securities at March 31, 2013 (in thousands):

	Amortized	Aggregate
	Cost	Fair Value
Matures in less than one year	$108,603	$108,620
Matures in one to three years	61,828	61,837
Total	$170,431	$170,457

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

For fixed income securities that have unrealized losses as of March 31, 2013, the Company has determined that (i) it does not have the intent to sell any of these investments while in a loss position and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, the Company has evaluated these fixed income securities and has determined that no credit losses exist. As of March 31, 2013, all securities in an unrealized loss position have been in an unrealized loss position for less than one year. The Company’s management has determined that the unrealized losses on its fixed income securities as of March 31, 2013 were temporary in nature. Unrealized gains and losses are a component of “Accumulated other comprehensive income” in the accompanying condensed consolidated balance sheets.

During the first quarter of 2013 and 2012, $41.4 million and $34.2 million, respectively, of marketable securities were sold or matured, which did not have any associated material gross realized gains or losses.

Note 3—Derivative Financial Instruments

The Company enters into foreign currency forward contracts with financial institutions to reduce the risk that the Company’s cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. These forward contracts are not designated for trading or speculative purposes.

The Company recognizes derivative instruments as either assets or liabilities on the accompanying condensed consolidated balance sheets at fair value based on current market rates. The Company records changes in the fair value (e.g., gains or losses) of the derivatives in “Interest and other income (expense), net” in the accompanying condensed consolidated statements of operations.

Non-designated Hedges

The Company uses foreign currency forward contracts to hedge a portion of the balances denominated in Euro, Swedish Krona, British Pounds, South African Rand and Norwegian Kroner. These derivative instruments are not designated as hedging instruments. The Company recognizes gains and losses on these contracts, as well as related costs, in “Interest and other income (expense), net” in the accompanying condensed consolidated statements of operations along with the gains and losses of the related hedged items. The Company records the fair value of derivative instruments as either “Prepaid expenses and other” or “Accrued liabilities” in the accompanying condensed consolidated balance sheets based on current market rates.

At March 31, 2013 and December 31, 2012, net derivative assets (liabilities) associated with forward contracts of approximately $1,000 and $(27,000), respectively, were included in “Prepaid expenses and other” or “Accrued liabilities” in the accompanying condensed consolidated balance sheets. The effect of the derivative financial instruments on the condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012 was to increase foreign exchange gains by approximately $28,000 and $11,000, respectively, which reflects net realized and unrealized gains related to our derivative financial instruments.

Note 4—Discontinued Operation

During 2009, the Company discontinued the operations of its MicroEdge subsidiary, which provided products and services to the not-for-profit business community, to concentrate on its core investment management business. Certain assets and obligations of the Company’s discontinued operation were excluded from the sale and are reflected on the Company’s balance sheet as noncurrent assets and noncurrent liabilities of discontinued operation as of March 31, 2013 and December 31, 2012. These assets include deferred tax assets. Liabilities excluded from the sale include sales tax and other tax-related obligations and continuing lease obligations included as part of the restructuring noted below.

The Company continually evaluates the adequacy of the remaining liabilities related to this disposition. Although the Company believes that these estimates accurately reflect costs for its facility exit costs, actual results may differ, thereby requiring the Company to record additional provisions or reverse a portion of such provisions.

The following table sets forth an analysis of the components of the restructuring charges related to the Company’s discontinued operation and the payments and non-cash charges made against the accrual during the first quarter of 2013 (in thousands):

Facility Exit
Costs

Balance of restructuring accrual at December 31, 2012	$4,030
Restructuring charges	1
Cash payments	(150)
Adjustment of prior restructuring costs	35

Balance of restructuring accrual at March 31, 2013	$3,916

Of the remaining restructuring accrual of $3.9 million at March 31, 2013, $0.3 million is included in “Current liabilities of discontinued operation” in the accompanying condensed consolidated balance sheet. The facility exit costs will be paid over the remaining lease term through 2018.

Net revenues and net loss from the Company’s discontinued operation for the following periods were (in thousands):

	Three Months Ended March 31
	2013	2012

Net revenues	$—	$—

Net loss from operation of discontinued operation (net of applicable taxes of $(15) and $(15), respectively)	$(22)	$(23)

The following table sets forth the assets and liabilities of the MicroEdge discontinued operation included in the accompanying condensed consolidated balance sheets of the Company (in thousands):

	March 31	December 31
	2013	2012

Assets:
Total current assets of discontinued operation	$88	$88

Deferred taxes, long-term	$1,609	$1,609
Total noncurrent assets of discontinued operation	$1,609	$1,609

Liabilities:
Total current liabilities of discontinued operation	$319	$262

Accrued restructuring, long-term portion	$3,619	$3,804
Total noncurrent liabilities of discontinued operation	$3,619	$3,804

Note 5—Acquisitions

Syncova Solutions Ltd. (“Syncova”)

On February 28, 2011, Advent acquired all the outstanding shares of Syncova, a privately held, United Kingdom-based company, which now operates as a wholly-owned subsidiary of the Company. The total purchase price of $24.6 million, net of cash acquired of $0.8 million, was paid in cash.  Of the total purchase price, the equivalent of $4.9 million was placed into escrow at a third party subject to claims through February 2013. In February 2013, the $4.9 million which had been held in escrow was released by the third party.

Note 6—Financial Statement Detail

Recurring and non-recurring revenues

The following is a summary of recurring and non-recurring revenues (in thousands):

	Three Months Ended March 31
	2013	2012

Term license revenues	$41,252	$38,616
Maintenance revenues	16,436	16,660
Assets under administration revenues	2,733	1,598
Other recurring revenues	24,062	21,846

Total recurring revenues	$84,483	$78,720

	Three Months Ended March 31
	2013	2012

Professional servies and other revenues	$7,052	$6,978
Perpetual license fees	955	1,206

Total non-recurring revenues	$8,007	$8,184

Prepaid expenses and other

The following is a summary of prepaid expenses and other (in thousands):

	March 31	December 31
	2013	2012

Prepaid contract expense	$9,922	$9,798
Deferred commissions	7,157	7,370
Deposits	805	1,185
Prepaid royalty	1,098	1,081
Other receivables	922	451
Other	6,789	5,983

Total prepaid expenses and other	$26,693	$25,868

Other assets

The following is a summary of other assets (in thousands):

	March 31	December 31
	2013	2012

Prepaid contract expense, long-term	$5,982	$6,530
Long-term deferred commissions	4,012	3,909
Deposits	2,554	2,555

Total other assets	$12,548	$12,994

Deposits include a restricted cash balance of $1.3 million at March 31, 2013 and December 31, 2012 related to the Company’s San Francisco headquarters, and facilities in New York. Refer to Note 12 “Commitments and Contingencies” for additional information.

Accrued liabilities

The following is a summary of accrued liabilities (in thousands):

	March 31	December 31
	2013	2012

Salaries and benefits payable	$16,699	$23,365
Employee Stock Purchase Plan (ESPP) payable	2,140	554
Deferred rent, current portion	1,499	1,353
Accrued restructuring, current portion	1,983	3,142
Other	9,504	8,682

Total accrued liabilities	$31,825	$37,096

Accrued restructuring charges are discussed further in Note 9, “Restructuring Charges”. Other accrued liabilities include accruals for sales and business taxes and other miscellaneous items.

Other long-term liabilities

The following is a summary of other long-term liabilities (in thousands):

	March 31	December 31
	2013	2012

Deferred rent	$10,155	$10,502
Long-term deferred tax liability	1,867	2,141
Other	482	496

Total other long-term liabilities	$12,504	$13,139

Note 7—Goodwill

The changes in the carrying value of goodwill for the three months ended March 31, 2013 were as follows (in thousands):

Goodwill

Balance at December 31, 2012	$206,932
Translation adjustments	(2,618)

Balance at March 31, 2013	$204,314

Foreign currency translation adjustments totaling $2.6 million reflect the general strengthening of the U.S. Dollar versus the Pound Sterling and other European currencies during the first quarter of 2013.

Note 8—Other Intangibles, Net

Other intangibles are summarized as follows (in thousands, except weighted average amortization period):

	Weighted
	Average
	Amortization
	Period		Accumulated
	(Years)	Gross	Amortization	Net

Purchased technologies	5.1	$50,087	$(33,702)	$16,385
Product development costs	3.0	18,431	(15,537)	2,894

Developed technology sub-total		68,518	(49,239)	19,279

Customer relationships	6.4	40,815	(27,634)	13,181
Other intangibles	4.1	4,639	(2,889)	1,750

Other intangibles sub-total		45,454	(30,523)	14,931

Balance at March 31, 2013		$113,972	$(79,762)	$34,210

	Weighted
	Average
	Amortization
	Period		Accumulated
	(Years)	Gross	Amortization	Net

Purchased technologies	5.1	$50,642	$(31,934)	$18,708
Product development costs	3.0	18,431	(14,937)	3,494

Developed technology sub-total		69,073	(46,871)	22,202

Customer relationships	6.4	40,924	(26,919)	14,005
Other intangibles	4.1	4,645	(2,647)	1,998

Other intangibles sub-total		45,569	(29,566)	16,003

Balance at December 31, 2012		$114,642	$(76,437)	$38,205

The changes in the carrying value of other intangibles during the three months ended March 31, 2013 are summarized as follows (in thousands):

		Accumulated
	Gross	Amortization	Net

Balance at December 31, 2012	$114,642	$(76,437)	$38,205
Amortization	—	(3,456)	(3,456)
Translation adjustments	(670)	131	(539)

Balance at March 31, 2013	$113,972	$(79,762)	$34,210

Based on the carrying amount of other intangibles as of March 31, 2013, the estimated future amortization is as follows (in thousands):

	Nine
	Months Ended
	December 31	Years Ended December 31
	2013	2014	2015	2016	2017	Thereafter	Total

Developed technology	$6,285	$5,651	$4,638	$2,461	$244	$—	$19,279
Other intangibles	2,815	3,377	3,216	2,697	1,861	965	14,931

Total	$9,100	$9,028	$7,854	$5,158	$2,105	$965	$34,210

Note 9—Restructuring Charges

During the first quarter of 2013, Advent recorded restructuring charges of $2.3 million primarily related to severance and benefit costs associated with a re-organization plan. Restructuring charges during the first quarter of 2012 primarily represent a lease termination payment the Company incurred associated with a facility in Europe.

The following table sets forth an analysis of the changes in the restructuring accrual during the first quarter of 2013 (in thousands):

	Facility Exit	Severance &
	Costs	Benefits	Total

Balance of restructuring accrual at December 31, 2012	$4	$3,138	$3,142
Restructuring (benefit) charge	(4)	2,319	2,315
Cash payments	—	(3,474)	(3,474)

Balance of total restructuring accrual at March 31, 2013	$—	$1,983	$1,983

The remaining restructuring accrual of $2.0 million at March 31, 2013 is included in “Accrued liabilities” in the accompanying condensed consolidated balance sheet. Advent expects to pay the remaining accrued severance and benefit obligations by September 30, 2013.

Note 10—Debt

On November 30, 2011, Advent entered into a Credit Agreement (the “Credit Agreement”) by and among Advent, the lenders party thereto (the “Lenders”), U.S. Bank National Association, as documentation agent, Wells Fargo Bank, National Association, as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders (“Agent”), which provides for a revolving credit facility and term loan facilities. As of March 31, 2013 and December 31, 2012, the outstanding debt balance on the credit facilities was $92.5 million and $95.0 million, respectively, and is due in full no later than November 30, 2016. As of March 31, 2013, Advent was in compliance with all associated covenants.

Note 11—Income Taxes

The following table summarizes the activity relating to the Company’s unrecognized tax benefits during the three months ended March 31, 2013 (in thousands):

Total

Balance at December 31, 2012	$12,148
Gross increases related to current period tax positions	1,296
Balance at March 31, 2013	$13,444

At March 31, 2013 and December 31, 2012, Advent had $13.4 million and $12.1 million of gross unrecognized tax benefits, respectively. During the three months ended March 31, 2013, the Company increased the amount of unrecognized tax benefits by approximately $1.3 million relating to federal research credits, California research credits, Massachusetts research credits and California enterprise zone credits. If recognized, the total unrecognized tax benefits would decrease Advent’s tax provision and increase net income by $11.1 million. The impact on net income reflects the liabilities for unrecognized tax benefits, net of the federal tax benefit of state income tax items. The Company’s liabilities for unrecognized tax benefits relate primarily to federal research credits, California research and enterprise zone tax credits and various state net operating losses.

Advent is subject to taxation in the U.S. and various states and jurisdictions outside the U.S. Advent is currently undergoing a State of California franchise tax examination for the 2006 and 2007 tax years and a New York State franchise tax examination for the 2008, 2009 and 2010 tax years. Advent is not under examination in any other income tax jurisdiction at the present time and does not anticipate the total amount of its unrecognized tax benefits to significantly change over the next 12 months. The material jurisdictions that are subject to examination by tax authorities include federal for tax years after 2008 and California for tax years after 2005.

As of March 31, 2013, Advent made no provision for a cumulative total of $15.7 million of undistributed earnings for certain non-U.S. subsidiaries, which are deemed to be permanently reinvested.

Note 12—Commitments and Contingencies

Lease Obligations

Advent leases office space and equipment under non-cancelable operating lease agreements, which expire at various dates through June 2025. Some operating leases contain escalation provisions for adjustments in the consumer price index. Advent is responsible for maintenance, insurance, and property taxes. Excluding leases and associated sub-leases for MicroEdge facilities, as of March 31, 2013, Advent’s remaining operating lease commitments through 2025 are approximately $61.9 million.

On October 1, 2009, Advent completed the sale of the Company’s MicroEdge subsidiary. At March 31, 2013, the gross operating lease commitments and sub-lease income related to this discontinued operation facility totaled $7.1 million and $3.2 million, respectively.

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

Based on currently available information, the Company’s management does not believe that the ultimate outcome of unresolved matters, individually and in the aggregate, is likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 13—Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense related to stock options, stock appreciation rights (“SARs”), employee stock purchase plan (“ESPP”) shares, and restricted stock units (“RSUs”) was recognized in the Company’s condensed consolidated statement of operations for the periods presented as follows (in thousands):

	Three Months Ended March 31
	2013	2012
Statement of operations classification
Cost of recurring revenues	$488	$585
Cost of non-recurring revenues	382	331
Total cost of revenues	870	916

Sales and marketing	1,523	1,657
Product development	1,326	1,460
General and administrative	1,298	856
Total operating expenses	4,147	3,973

Total stock-based employee compensation expense	5,017	4,889

Tax effect on stock-based employee compensation expense	(2,046)	(1,788)

Effect on net income from continuing operations, net of tax	$2,971	$3,101

As of March 31, 2013, total compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimated forfeitures, was $34.2 million and is expected to be recognized through the remaining vesting period of each grant, with a weighted average remaining period of 2.4 years.

Valuation Assumptions

Advent uses the Black-Scholes option pricing model and the straight-line attribution approach to determine the grant date fair value of stock options, SARs and the ESPP. The fair value of RSUs is equal to the Company’s closing stock price on the date of grant.

The following Black-Scholes option pricing model assumptions were used:

Three Months Ended March 31
	2013	2012
Stock Options & SARs
Risk-free interest rate	0.8% - 0.9%	0.9% - 1.2%
Volatility	37.5% - 38.8%	40.2% - 42.6%
Expected life	5.06 years	5.14 years
Expected dividends	None	None

Volatility for the years presented was calculated using an equally weighted average of the Company’s historical and implied volatility of its common stock. The Company believes that this blended calculation of volatility is the most appropriate indicator of expected volatility and best reflects expected market conditions.

Expected life for the years presented was determined based on the Company’s historical experience of similar awards, giving consideration to the contractual terms or offering periods, vesting schedules and expectations of future employee behavior.

Risk-free interest rate for the years presented was based on the U.S. Treasury yield curve in effect at the date of grant for periods corresponding with the expected life.

The dividend yield assumption is based on the Company’s history of not paying dividends and the future expectation of no dividend payouts.

Equity Award Activity

The Company’s stock option and SAR activity for the first quarter of 2013 was as follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Life	Value
	(in thousands)	Price	(in years)	(in thousands)

Outstanding at December 31, 2012	7,668	$19.82
Options & SARs granted	30	$26.19
Options & SARs exercised	(604)	$16.41
Options & SARs canceled	(148)	$25.15
Outstanding at March 31, 2013	6,946	$20.03	6.09	$55,178
Exercisable at March 31, 2013	4,182	$16.84	4.31	$46,542

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $27.97 as of March 31, 2013 for options and SARs that were in-the-money as of that date.

The weighted average grant date fair value of options and SARs granted, total intrinsic value of options and SARs exercised and cash received from options exercised during the periods presented were as follows (in thousands, except weighted average grant date fair value):

	Three Months Ended March 31
	2013	2012
Options and SARs
Weighted average grant date fair value	$8.96	$9.62
Total intrinsic value of awards exercised	$6,204	$2,928

Options
Cash received from exercises	$3,492	$1,267

The Company settles exercised stock options and SARs with newly issued common shares.

The Company’s RSU activity for the three months ended March 31, 2013 was as follows:

		Weighted
	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value

Outstanding and unvested at December 31, 2012	1,273	$18.16
RSUs granted	7	$26.57
RSUs vested	(8)	$21.78
RSUs canceled	(77)	$24.40
Outstanding and unvested at March 31, 2013	1,195	$17.78

The weighted average grant date fair value of RSUs was determined based on the closing market price of the Company’s common stock on the date of the award. The aggregate intrinsic value of RSUs outstanding at March 31, 2013 was $33.4 million based on the Company’s closing stock price of $27.97 per share on that date.

Note 14—Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per-share data):

	Three Months Ended March 31
	2013	2012
Numerator:
Net income (loss):
Continuing operations	$12,057	$7,317
Discontinued operation	(22)	(23)

Total operations	$12,035	$7,294

Denominator:
Denominator for basic net income (loss) per share- weighted average shares outstanding	50,563	51,024

Dilutive common equivalent shares:
Employee stock options and other	2,035	2,339

Denominator for diluted net income (loss) per share- weighted average shares outstanding, assuming exercise of potential dilutive common equivalent shares	52,598	53,363

Net income (loss) per share (1):
Basic:
Continuing operations	$0.24	$0.14
Discontinued operation	(0.00)	(0.00)

Total operations	$0.24	$0.14

Diluted:
Continuing operations	$0.23	$0.14
Discontinued operation	(0.00)	(0.00)

Total operations	$0.23	$0.14

(1) Net income (loss) per share is based on actual calculated values and totals may not sum due to rounding.

Weighted average stock options, SARs and RSUs of approximately 3.2 million and 2.5 million for the first quarters of 2013 and 2012, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

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

In general, and where applicable, the Company uses quoted prices in active markets for identical assets or liabilities to determine fair value. The Company applied this valuation technique to measure the fair value of the Company’s Level 1 investments, such as treasury obligation money market mutual funds and U.S. and foreign government debt securities. Money market funds consist of cash equivalents with remaining maturities of three months or less at the date of purchase and are composed primarily of U.S. government debt securities and treasury obligation money market mutual funds. Advent’s U.S. government debt securities are securities sponsored by the federal government.

If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then the Company uses quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. The Company classifies its foreign government debt securities, corporate debt securities and certain of its U.S. government debt securities as having Level 2 inputs. Foreign debt securities primarily include Canadian bonds. The Company obtains the fair value of Level 2 financial instruments from its custody bank, which uses various professional pricing services to gather pricing data which may include quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The custody bank then analyzes gathered pricing inputs and applies proprietary valuation techniques, such as consensus pricing, weighted average pricing, distribution-curve-based algorithms, or pricing models such as discounted cash flow techniques to provide the Company with a fair valuation of each security. The Company’s procedures include controls to ensure that appropriate fair values are recorded such as comparing prices obtained to independent sources. Advent reviews the internal controls in place at the custodian bank on an annual basis.

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities. The fair value of these certain financial assets was determined using the following inputs as of March 31, 2013 and December 31, 2012 (in thousands):

	Fair Value
	as of
	March 31, 2013	Level 1	Level 2	Level 3
Financial Assets:
Money market funds (1)	$40,107	$40,107	$—	$—
U.S. government debt securities (2)	56,622	52,622	4,000	—
Corporate debt securities (3)	113,835	—	113,835	—

Financial Liabilities:
Debt (4)	$92,500	$—	$92,500	$—

	Fair Value
	as of
	December 31, 2012	Level 1	Level 2	Level 3
Financial Assets:
Money Market Funds (1)	47,086	$47,086	$—	$—
U.S. government debt securities (3)	59,815	55,817	3,998	—
Corporate debt securities (3)	110,508	—	110,508	—
Foreign government debt securities (2)	2,421	—	2,421	—

Financial Liabilities:
Debt (4)	$95,000	$—	$95,000	$—

(1)  Included in cash and cash equivalents in the Company’s condensed consoldiated balance sheet.

(2)  Included in short-term marketable securities in the Company’s condensed consolidated balance sheet.

(3)  Included in short-term and long-term marketable securities in the Company’s condensed consolidated balance sheet.

(4)  Included in current portion of long-term debt and long-term debt in the Company’s condensed consolidated balance sheet.

There were no transfers between Level 1 and Level 2 assets during the first quarter of 2013 and Advent does not have any significant assets that utilize unobservable or Level 3 inputs.

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

Note 16 — Accumulated Other Comprehensive Income

The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income and reclassifications from accumulated other comprehensive income for the first quarter of 2013 and 2012 (in thousands):

Changes in Accumulated Other Comprehensive Income by Component

	Change in
	Fair Value of	Foreign
	Available-For-Sale	Currency
	Securities	Translation	Total

Balance at December 31, 2012	$(11)	$10,041	$10,030

Other comprehensive income (loss) before reclassification (net of taxes of $31 and $0, respectively)	17	(3,640)	(3,623)
Amounts reclassified from accumulated other comprehensive income	(11)	—	(11)

Net current period other comprehensive income (loss)	6	(3,640)	(3,634)

Balance at March 31, 2013	$(5)	$6,401	$6,396

	Change in
	Fair Value of	Foreign
	Available-For-Sale	Currency
	Securities	Translation	Total

Balance at December 31, 2011	$(13)	$6,883	$6,870

Other comprehensive (loss) income before reclassification (net of tax benefit of $(3) and $0, respectively)	(5)	2,386	2,381
Amounts reclassified from accumulated other comprehensive income	—	—	—

Net current period other comprehensive (loss) income	(5)	2,386	2,381

Balance at March 31, 2012	$(18)	$9,269	$9,251

Reclassifications From Accumulated Other Comprehensive Income

	Three Months Ended March 31
	2013	2012	Statement of Operations Classification:

Realized gain on sale of marketable securities	$19	$—	Interest and other income (expense), net
Income tax benefit	(8)	—	Provision for income taxes
	$11	$—	Net income

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

Current Economic Environment

While we signed a number of new customer contracts in the first quarter of 2013, many of our customers remained cautious with the uncertainty caused by the European sovereign debt crisis, persistent high unemployment rate and slow economic growth. This caution slowed buying decisions and elongated some sales cycles. The conversion of our sales pipeline to new contract bookings, renewal rates and cash collections was lower than expected during 2012, especially in Europe and the Middle East, and we expect this environment may continue through at least the remainder of 2013. Despite this, we grew our bookings and revenues 17% and 6%, respectively, during the first quarter of 2013 compared to 2012. As the current economic situation evolves, we will continue to evaluate its impact on our business and we will remain focused on increasing operating profit and margin.

Operating Overview

Operating highlights of our first quarter of 2013 include:

•                  New and incremental bookings. The term license, Advent OnDemand and Black Diamond contracts signed in the first quarter of 2013 will contribute approximately $8.7 million in annual revenue (“annual contract value” or “ACV”) once they are fully implemented. This represents a 17% increase from the $7.4 million of ACV booked from contracts signed in the first quarter of 2012.

•                  Continuation of re-organization. During the first quarter of 2013, we continued the re-organization plan that was approved in October 2012 to align strategy and function, reduce operating costs and improve profitability. As a result, we now expect annual operating expense run rate savings of $11 million from our re-organization plan. During the first quarter, we benefited from improved operating leverage through costs savings throughout our entire organization resulting in operating margin of 17.5%, compared to 13.6% in the first quarter of 2012.

Financial Overview

Financial highlights of our first quarter of 2013 and 2012 were as follows (in thousands, except per share amounts, percentages and margin changes):

			Percentage /
	Three Months Ended March 31		Margin
	2013	2012	Change

Net revenues	$92,490	$86,904	6%
Gross margin	$64,011	$57,769	11%
Gross margin percentage	69.2%	66.5%	2.7%
Operating income	$16,213	$11,795	37%
Operating margin percentage	17.5%	13.6%	4.0%
Net income from continuing operations	$12,057	$7,317	65%
Net income from continuing operations per diluted share	$0.23	$0.14	67%
Operating cash flows	$17,190	$13,589	26%

Term License and Term License Deferral

Term license revenues now comprise substantially all of our license revenues. When a customer purchases a term license together with implementation services, we do not recognize any revenue under the contract until the implementation services are substantially complete. If the implementation services are still in progress as of quarter-end, we will defer all of the contract revenues to a subsequent quarter. At the point professional services are substantially completed, we recognize a pro-rata amount of the term license revenue, professional services fees earned and related expenses, based on the elapsed time from the start of the term license to the substantial completion of professional services. Term license revenue for the remaining contract years and the remaining deferred professional services revenue and related expenses are recognized ratably over the remaining contract term.

The term license component of the deferred revenue balance related to implementations in process will increase or decrease in the future depending on the amount of new term license bookings relative to the number of implementations that reach completion in a particular quarter. For the three months ended March 31, 2013 and 2012, changes in the net term license component of deferred revenues increased (decreased) the Company’s revenues as follows (in thousands):

	Three Months Ended March 31
	2013	2012	Change

Term license revenues	$(1,675)	$315	$(1,990)
Professional services and other	(1,451)	(739)	(712)

Total net revenues	$(3,126)	$(424)	$(2,702)

During the first quarter of 2013, we deferred net revenues of $3.1 million and directly related expenses of $1.2 million associated with our term licensing model, resulting in a decrease in our operating income of approximately $1.9 million.

As of March 31, 2013 and December 31, 2012, deferred revenue and directly related expense balances associated with our term licensing deferral were as follows (in thousands):

	March 31	December 31
	2013	2012
Deferred revenues
Short-term	$32,979	$29,735
Long-term	6,529	6,647

Total	$39,508	$36,382

Directly-related expenses
Short-term	$11,195	$10,787
Long-term	4,369	3,598

Total	$15,564	$14,385

Deferred net revenues and directly-related expenses are classified as “Deferred revenues” (short-term and long-term) and as “Prepaid expenses and other” and “Other assets,” respectively, in the accompanying condensed consolidated balance sheets.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the first quarter of 2013 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Recent Accounting Pronouncements

With the exception of the pronouncement below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2013, as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, that are of significance, or potential significance, to our condensed consolidated financial statements.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 provides additional guidance regarding reclassifications out of accumulated other comprehensive income (“AOCI”). ASU 2013-02 requires entities to report the effect of significant reclassifications out of AOCI on the respective line items in net income unless the amounts are not reclassified in their entirety to net income. For amounts that are not required to be reclassified in their entirety to net income in the same reporting period, entities are required to cross-reference other disclosures that provide additional detail about those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this ASU had no impact on our condensed consolidated financial results as the guidance relates only to additional disclosures.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

The following table summarizes, for the periods indicated, certain items in the condensed consolidated statements of operations as a percentage of net revenues. The financial information and the ensuing discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto:

	Three Months Ended March 31
	2013	2012

Net revenues:
Recurring revenues	91%	91%
Non-recurring revenues	9	9

Total net revenues	100	100

Cost of revenues:
Recurring revenues	18	19
Non-recurring revenues	10	11
Amortization of developed technology	3	3

Total cost of revenues	31	34

Gross margin	69	66

Operating expenses:
Sales and marketing	19	21
Product development	18	19
General and administrative	11	11
Amortization of other intangibles	1	1
Restructuring charges	3	*

Total operating expenses	52	53

Income from continuing operations	18	14
Interest and other income (expense), net	*	*

Income from continuing operations before income taxes	17	13
Provision for income taxes	4	5

Net income from continuing operations	13	8

Discontinued operation:
Net loss from discontinued operation	*	*

Net income	13%	8%

Percentages are based on actual values. Totals may not sum due to rounding.

* Less than 1%.

NET REVENUES

	Three Months Ended March 31
	2013	2012	Change

Total net revenues (in thousands)	$92,490	$86,904	$5,586

We derive our revenues from two sources: recurring revenues and non-recurring revenues. Recurring revenues are comprised of term license, perpetual maintenance arrangements and other recurring revenues (which includes revenues from Black Diamond, Advent OnDemand and incremental Assets Under Administration (“AUA”) fees from perpetual licenses). The revenues from a term license, which includes both software license and maintenance services, are earned under a time based contract. Maintenance revenues are derived from maintenance fees on perpetual license arrangements. Other recurring revenues are derived from our subscription services and transaction-based services as well as AUA fees for certain perpetual arrangements. Non-recurring revenues consists of professional services and other revenue and perpetual license fees. Professional services and other revenues include fees for consulting, fees from training, project management services and our client conferences. Perpetual license revenues are derived from the licensing of software products under a perpetual arrangement. Sales returns, which we generally do not provide to customers, are accounted for as deductions to these two revenue categories based on our historical experience.

Revenues as a percentage of total net revenues for the periods presented were as follows:

	Three Months Ended March 31
As a percentage of total net revenues	2013	2012

Revenues from recurring sources	91%	91%
Revenues from non-recurring sources	9%	9%

Revenues derived from sales outside the U.S. were 19% and 17% of total net revenues in the first quarter of 2013 and 2012, respectively. The increase as a percentage of total revenues during the first quarter of 2013 primarily reflects a slight rebound in growth outside the U.S. despite the continuing European sovereign debt crisis. We plan to continue expanding our sales efforts outside the U.S., both in our current markets and elsewhere. Except for the U.S., the revenues from customers in any single country did not exceed 10% of total net revenues.

We expect total net revenues from continuing operations to be between $93 million and $95 million in the second quarter of 2013, and to be between $373 million and $379 million for fiscal 2013.

Recurring Revenues

(in thousands, except percent of	Three Months Ended March 31
total net revenues)	2013	2012	Change

Term license revenues	$41,252	$38,616	$2,636
Maintenance revenues	16,436	16,660	(224)
Other recurring revenues	26,795	23,444	3,351

Total recurring revenues	$84,483	$78,720	$5,763

Percent of total net revenues	91%	91%

Revenues from term licenses, which include both software license and maintenance services for term licenses, increased $2.6 million during the first quarter of 2013 compared to the same quarter of 2012. The growth of term license revenues reflects the continued layering of incremental annual contract value (ACV) of term licenses sold in previous periods into our term revenue and the continued market acceptance of our products. The increase in term license revenues was partially offset by the increase in the net deferral of term license revenues. For our term licenses, we defer all revenue on new bookings until our implementation services are complete. For the three months ended March 31, 2013 and 2012, the net term license revenue deferral/recognition (decreased) increased the Company’s term license revenues by $(1.7) million and $0.3 million, respectively.

During the three months ended March 31, 2013, an increase in new service engagements as a result of bookings from the latter half of 2012 and the first quarter of 2013 drove the increase in implementation services. As a result, relatively more projects were in the implementation phase, causing a net increase in deferred term license revenues for the first quarter of 2013. During the first quarter of 2012, a large number of projects were completed, leading to a net decrease in deferred term license revenues.

We generally do not sell perpetual licenses to new customers. As a result, maintenance revenues from perpetual licenses decreased $0.2 million during the first quarter of 2013 when compared to the same quarter of 2012. This decrease was due to maintenance de-activations from customer attrition, maintenance level downgrades, reductions in products licensed or number of users by clients, perpetual license customers migrating to term licenses, and a decrease in new perpetual license customers, partially offset by the impact of price increases.

Other recurring revenues, which primarily include revenues from incremental assets under administration fees from perpetual licenses, data services, outsourced services, Advent OnDemand, web-based services and Black Diamond, increased $3.4 million during the first quarter of 2013 when compared to the same quarter of 2012. The increase in other recurring revenues is primarily due to growth in revenues of $1.7 million from our Black Diamond product and to a lesser extent, growth in revenues from data services, outsourced services, and web-based services. In addition, incremental assets under administration fees from perpetual licenses increased $1.1 million in the first quarter of 2013 primarily due to receipt of AUA report from a customer in the first quarter of 2013 that typically reports in the fourth quarter.

Our renewal rates are based on cash collections and are disclosed one quarter in arrears. We disclose our renewal rates one quarter in arrears in order to include substantially all payments received against the invoices for that quarter. We also update our renewal rates from the initially disclosed rates to include all cash collections subsequent to the initial disclosure. The following summarizes our initial and updated renewal rates (operational metric) since the fourth quarter of 2011:

	Renewal Quarter
Renewal Rates	Q113	Q412	Q312	Q212	Q112	Q411
Based on cash collections relative to prior year collections

Initially Disclosed Renewal Rate (1)	(2)	91%	94%	87%	91%	95%
Updated Disclosed Renewal Rate (3)	n/a	n/a	96%	92%	96%	98%

(1)         “Initially Disclosed Renewal Rate” is based on cash collections and reported one quarter in arrears.

(2)         The initially disclosed renewal rate for the first quarter of 2013 is not currently available as it is disclosed one quarter in arrears in order to include substantially all payments against invoices for this quarter.

(3)         “Updated Disclosed Renewal Rate” reflects initially disclosed rate updated for subsequent cash collections.

The initially disclosed renewal rate was 91% for the fourth quarter of 2012. This rate was lower compared with the comparable period of 2011 due to customer attrition and certain cash collections received subsequent to March 31, 2013 particularly from customers in Europe and the Middle East.

Non-Recurring Revenues

	Three Months Ended March 31
(in thousands, except percent of total net revenues)	2013	2012	Change

Professional services and other revenues	$7,052	$6,978	$74
Perpetual license fees	955	1,206	(251)
Total non-recurring revenues	$8,007	$8,184	$(177)
Percent of total net revenues	9%	9%

Non-recurring revenues consists of perpetual license fees, professional services and other revenue. Perpetual license revenues are derived from the licensing of software products under a perpetual arrangement. Professional services and other revenues include fees for consulting, project management, custom implementation and integration, custom report writing, training and our client conference.

Professional services projects related to Axys, Moxy and Partner products generally can be completed in a two to six month time period, while services related to Geneva and APX products may require four to nine months. We defer professional services revenue for services performed on term license implementations that are not considered substantially complete. Service revenue is deferred until the implementation is complete and remaining services are substantially completed. Upon substantial completion, we recognize a pro-rata amount of professional services fees earned based on the elapsed time from the start of the term license to the substantial completion of professional services. The remaining deferred professional services revenue is recognized ratably over the remaining contract term.

Professional services and other revenues changed due to the following (in thousands):

Change From
Q112 to Q113

Increased data conversion	$1,052
Increased training	790
Increased project management	547
Decreased consulting services	(1,614)
Decreased revenue related to term license implementation deferral	(712)
Various other items	11
Total change	$74

The slight increase in professional services and other revenues during the first quarter of 2013, compared to the same period last year, primarily reflects an increase in data conversion, training and project management services. This was partially offset by the decrease in consulting revenue as a result of the decrease in billable utilization for professional services resources and the increase in net term license implementation deferral associated with in-process term license implementations as a result of more ongoing projects in 2013 than in the comparable period last year.

The increase in our term license implementation deferral decreased professional services and other revenues as follows (in thousands):

	Three Months Ended March 31
	2013	2012	Change
Professional services and other	$(1,451)	$(739)	$(712)

The increase in deferred professional services and other revenue during the first quarter of 2013 was primarily due to more projects in the implementation phase compared to the same period in the previous year.

Total perpetual license fees decreased during the three months ended March 31, 2013, compared to the same period last year, primarily due to decreased sales of perpetual seat licenses and modules to our existing perpetual client base.

COST OF REVENUES

	Three Months Ended March 31
	2013	2012	Change

Total cost of revenues (in thousands)	$28,479	$29,135	$(656)
Percent of total net revenues	31%	34%

Cost of revenues is made up of three components: cost of recurring revenues, cost of non-recurring revenues and amortization of developed technology, and are discussed individually in the following discussion. Gross margin improved to 69% in the first quarter of 2013 from 66% in the first quarter of 2012, which was driven by an increase of 270 basis points in our recurring revenue gross margins as our business scales and, to a lesser extent, professional services gross margins. Excluding the impact of the term license service deferral, professional services gross margins improved by 300 basis points during the first quarter of 2013 over the comparable period of 2012.

Cost of Recurring Revenues

	Three Months Ended March 31
	2013	2012	Change

Cost of recurring revenues (in thousands)	$16,412	$16,926	$(514)
Percent of total recurring revenues	19%	22%

Cost of recurring revenues consists of the direct costs related to providing and supporting our outsourced services, providing technical support services under maintenance and term license agreements and other services for recurring revenues, and royalties paid to third party vendors.

Cost of recurring revenues changed due to the following (in thousands):

Change From
Q112 to Q113

Decreased payroll and related	$(404)
Decreased travel and entertainment	(320)
Increased allocation-in of facility and infrastructure expenses	229
Various other items	(19)
Total change	$(514)

The decrease for the first quarter of 2013 was primarily due to a decrease in payroll and related costs which reflects lower salary and bonus expenses as a result of the re-organization plan that was approved in October 2012. Headcount in our client support group decreased from 341 at March 31, 2012 to 330 at March 31, 2013. Additionally, travel and entertainment expenses decreased due to less travel associated with providing technical support services. The increase in allocation-in of facility and infrastructure expenses in the first quarter of 2013 was due to additional facility costs associated with the expansion of our facilities in Jacksonville, Florida.

Cost of Non-Recurring Revenues

	Three Months Ended March 31
	2013	2012	Change

Cost of non-recurring revenues (in thousands)	$9,568	$9,668	$(100)

Percent of total non-recurring revenues	119%	118%

Cost of non-recurring revenues consists of expenses associated with perpetual license fees, professional services and other. Costs associated with perpetual license fees consists primarily of royalties and other fees paid to third parties, the fixed direct labor and third party costs involved in producing and distributing our software, and cost of product media including duplication, manuals and packaging materials. Costs associated with professional services and other revenue consists primarily of personnel related costs associated with the professional services organization in providing consulting, custom report writing and data conversion from clients’ previous systems. Also included are direct costs associated with third-party consultants. Additionally, we defer revenues and direct costs associated with services performed on term license implementations until the project is substantially complete. Indirect costs such as management and other overhead expenses are recognized in the period in which they are incurred.

Cost of non-recurring revenues changed due to the following (in thousands):

Change From
Q112 to Q113

Decreased cost related to term license implementation deferral	$(426)
Decreased travel and entertainment	(150)
Increased payroll and related	381
Increased outside contractors	125
Various other items	(30)
Total change	$(100)

The decrease in the first quarter of 2013 primarily reflects an increase in deferred professional service costs as a result of more projects in the implementation phase. Travel and entertainment costs decreased primarily due to less travel activity by consultants and increased usage of outside contractors. These decreases were partially offset by increases in payroll and related expenses and outside contractor expense. Payroll and related expenses increased due to higher salary expenses from annual merit increases. As we experienced higher demand of implementation projects, we increased our utilization of third-party contractors in the first quarter of 2013.

At the point professional services are substantially completed, we recognize a pro-rata amount of the related expenses based on the elapsed time from the start of the term license to the substantial completion of professional services. The remainder of the related expenses are recognized ratably over the remaining contract term.

The increase in our term license deferral decreased professional services costs for the three months ended March 31, 2013 and 2012 was as follows (in thousands):

	Three Months Ended March 31
	2013	2012	Change

Professional services costs	$(893)	$(467)	$(426)

The increase in deferred professional services costs in the first quarter of 2013 and 2012 was primarily due to relatively more projects in the implementation phase as a result of strong bookings in the latter half of 2012 and the first quarter of 2013 compared to the same periods in the previous years.

Gross margins for non-recurring revenues were (19)% and (18)% during the first quarter of 2013 and 2012, respectively. The decrease in gross margin during the first quarter of 2013 was primarily due to our net deferral of professional services revenues and costs, partially offset by slightly higher billable utilization of professional services consultants.

Amortization of Developed Technology

	Three Months Ended March 31
	2013	2012	Change

Amortization of developed technology (in thousands)	$2,499	$2,541	$(42)
Percent of total net revenues	3%	3%

Amortization of developed technology represents amortization of acquisition-related intangibles, and amortization of capitalized software development costs. The slight decrease in the first quarter of 2013 compared to the same period last year resulted from decreased amortization from other developed technology assets that were fully amortized during 2012 and the first quarter of 2013, which were partially offset by additional amortization from software development costs capitalized during 2012 and the first quarter of 2013.

OPERATING EXPENSES

Sales and Marketing

	Three Months Ended March 31
	2013	2012	Change

Sales and marketing (in thousands)	$17,204	$18,446	$(1,242)
Percent of total net revenues	19%	21%

Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars.

Sales and marketing expense changed due to the following (in thousands):

Change From
Q112 to Q113

Decreased payroll and related	$(1,304)
Increased travel and entertainment	46
Various other items	16
Total change	$(1,242)

The decrease in total sales and marketing expenses in absolute dollars and as a percentage of revenue during the first quarter of 2013 compared to the same period last year was due to lower payroll and related costs as a result of the re-organization plan that was approved in October 2012, which resulted in less headcount in our product marketing and product management groups and the transfer of employees to our product development group. Consequently, headcount decreased from 213 at March 31, 2012 to 176 at March 31, 2013 resulting in a decrease in salary costs, commissions and bonus expense for our sales personnel. The increase in travel and entertainment expenses reflects costs associated with our offsite meetings held in the first quarter of 2013.

Product Development

	Three Months Ended March 31
	2013	2012	Change

Product development (in thousands)	$16,962	$16,799	$163
Percent of total net revenues	18%	19%

Product development expenses consist primarily of salary and benefits for our development staff as well as contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services.

Product development expenses changed due to the following (in thousands):

Change From
Q112 to Q113

Decreased capitalization of product development	$342
Increased allocation-in of facility and infrastructure expenses	151
Decreased payroll and related	(333)
Various other items	3
Total change	$163

The increase in total product development expenses during the first quarter of 2013 was primarily due to a decrease in capitalized costs associated with the timing of our product releases resulting in no costs being capitalized in the first quarter of 2013. Additionally, we allocate facility and infrastructure expenses based on headcount and, during the first quarter of 2013, we allocated more of these costs to our product development department as relative headcount in other departments decreased and product development headcount remained relatively constant. These increases were partially offset by the decrease in payroll and related costs due to decreased bonus expense for our product development group.

General and Administrative

	Three Months Ended March 31
	2013	2012	Change

General and administrative (in thousands)	$10,360	$9,669	$691
Percent of total net revenues	11%	11%

General and administrative expenses consist primarily of personnel costs for information technology, finance, administration, operations and general management, as well as legal and accounting expenses.

General and administrative expenses changed due to the following (in thousands):

Change From
Q112 to Q113
Increased payroll and related	$872
Increased bad debt expense	167
Increased allocation-out of facility and infrastructure expenses	(463)
Decreased travel and entertainment	(113)
Various other items	228
Total change	$691

The increase in total general and administrative expenses for the first quarter of 2013 was primarily due to increases in payroll and related costs resulting from annual merit increases, bonuses and stock compensation expense; and bad debt expense. These increases were partially offset by an increase in the allocation-out of corporate expenses to other departments and a decrease in travel and entertainment costs. Corporate expenses, such as facility and information costs, are initially recognized in our general and administrative department and then allocated out to other departments based on relative headcount. As our facility costs increased and headcount in our other departments grew at a higher rate than our general and administrative department, we allocated-out more facility and information technology costs during the first quarter of 2013.

Amortization of Other Intangibles

	Three Months Ended March 31
	2013	2012	Change
Amortization of other intangibles (in thousands)	$957	$956	$1
Percent of total net revenues	1%	1%

Other intangibles represent amortization of non-technology related intangible assets.

Restructuring Charges

	Three Months Ended March 31
	2013	2012	Change

Restructuring charges (in thousands)	$2,315	$104	$2,211
Percent of total net revenues	3%	0%

During the first quarter of 2013, we continued the re-organization plan which was approved in October 2012 to align strategy and function, reduce operating costs and improve profitability. As a result, we recorded a restructuring charge of $2.3 million in the first quarter of 2013 for employee termination benefits associated with a workforce reduction and now expect annual operating expense run rate savings of $11 million from our re-organization plan. The restructuring charges incurred in the first quarter of 2012 primarily represented a lease termination payment we incurred associated with a facility in Oslo, Norway, partially offset by a restructuring benefit to adjust facility exit assumptions upon exiting our restructured facility in San Francisco.

For additional analysis of the components of the payments and charges made against the restructuring accrual in the first quarter of 2013 and 2012, see Note 9, “Restructuring Charges” to the accompanying condensed consolidated financial statements for additional information.

Interest and Other Income (Expense), Net

	Three Months Ended March 31
	2013	2012	Change

Interest and other income (expense), net (in thousands)	$(303)	$(172)	$(131)
Percent of total net revenues	0%	0%

Interest and other income (expense), net consists of interest income and interest expense, realized gains and losses on investments and foreign currency gains and losses.

Interest and other income (expense), net changed due to the following (in thousands):

Change From
Q112 to Q113

Impact of foreign exchange	$(115)
Increase in interest expense	(99)
Increase in interest income	102
Various other items	(19)

Total change	$(131)

During the first quarter of 2012, we experienced a net foreign exchange gain as the U.S. dollar weakened against the Pound Sterling and other foreign currencies. The increase in interest expense during the first quarter of 2013 resulted from debt issuance cost amortization and interest costs associated with borrowings of $50.0 million in December 2012 under our credit agreement.

Provision for Income Taxes

	Three Months Ended March 31
	2013	2012	Change

Provision for income taxes (in thousands)	$3,853	$4,306	$(453)
Effective tax rate	24%	37%

The decrease in the effective tax rate, which includes the impact of discrete items, for the first quarter of 2013 compared to the same period last year was primarily due to the reinstatement of federal research credits in January 2013. The 2012 federal research credits, along with the first quarter of 2013 federal research credits, were recognized in the first quarter of 2013.

We expect our annual effective tax rate for 2013 to be between 30% and 35%.

Discontinued Operation

	Three Months Ended March 31
(in thousands)	2013	2012	Change

Net revenues	$—	$—	$—

Net loss from operation of discontinued operation (net of applicable taxes of $(15) and $(15), respectively)	$(22)	$(23)	$1

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents, Marketable Securities and Cash Flows

The following is a summary of our cash, cash equivalents and marketable securities (in thousands):

	March 31	December 31
	2013	2012

Cash and cash equivalents	$76,122	$58,217
Short-term and long-term marketable securities	$170,457	$172,744

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

The table below, for the periods presented, provides selected cash flow information (in thousands):

	Three Months Ended March 31
	2013	2012

Net cash provided by operating activities from continuing operations	$17,190	$13,589
Net cash provided by (used in) investing activities from continuing operations	$697	$(2,364)
Net cash provided by (used in) financing activities from continuing operations	$499	$(6,060)
Net cash used in operating activities from discontinued operation	$(151)	$(142)

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

Our cash provided by operating activities from continuing operations of $17.2 million during the three months ended March 31, 2013 was primarily the result of our net income plus non-cash charges including stock-based compensation, and depreciation and amortization. Cash flows resulting from changes in assets and liabilities include a decrease in accounts receivable, accrued liabilities and deferred revenues. Days’ sales outstanding were 54 days during the first quarter of 2013, compared to 62 days in the first quarter of 2012. The decrease in deferred revenue is primarily a result of less renewal activity during the first quarter of 2013 compared to the fourth quarter of 2012. The decrease in accrued liabilities reflects cash payments of fiscal 2012 liabilities including year-end bonuses, commissions, and payroll taxes. Other changes in assets and liabilities included a decrease in prepaid and other assets and income taxes payable.

Our cash provided by operating activities from continuing operations of $13.6 million during the three months ended March 31, 2012 was primarily the result of our net income plus non-cash charges including stock-based compensation, and depreciation and amortization. Cash flows resulting from changes in assets and liabilities include a decrease in accounts receivable, accrued liabilities and deferred revenues. Days’ sales outstanding were 62 days during the first quarter of 2012, compared to 60 days in the first quarter of 2011. The decrease in deferred revenue is primarily a result of less renewal activity during the first quarter of 2012. The decrease in accrued liabilities reflects cash payments of fiscal 2011 liabilities including year-end bonuses, commissions, and payroll taxes. Other changes in assets and liabilities included an increase in prepaid and other assets and income taxes payable.

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

Cash Flows from Investing Activities for Continuing Operations

Net cash provided by investing activities from continuing operations of $0.7 million for the first quarter of 2013 reflects sales and maturities of marketable securities of $41.4 million, partially offset by purchases of marketable securities of $39.7 million and capital expenditures of $1.0 million primarily related to information technology purchases.

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

Cash Flows from Financing Activities for Continuing Operations

Net cash provided by financing activities from continuing operations for the first quarter of 2013 of $0.5 million reflects cash received from the exercise of employee stock options of $3.5 million and tax benefits relating to excess stock-based compensation deductions of $0.4 million, which represents the reduction in income taxes payable resulting from tax deductions from stock-based compensation, partially offset by the repayment of $2.5 million towards our debt and payments totaling $0.9 million to satisfy withholding taxes on equity awards that are net share settled.

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

Cash Flows from Operating Activities for Discontinued Operation

Net cash used in operating activities from discontinued operation of $0.2 million during the three months ended March 31, 2013 primarily reflects a decrease in accrued restructuring related to cash payments of its facility lease.

Net cash used in operating activities from discontinued operation of $0.1 million during the three months ended March 31, 2012 primarily reflects a decrease in accrued restructuring related to cash payments of its facility lease.

Working Capital

At March 31, 2013, our continuing operations had working capital of $66.3 million, compared to working capital of $43.0 million at December 31, 2012. The increase in our working capital during the three months ended March 31, 2013 was primarily due to the generation of operating cash flow of $17.2 million and proceeds from employee stock option exercises of $3.5 million.

Term Loan and Revolving Credit Facility

On November 30, 2011, Advent entered into a Credit Agreement (the “Credit Agreement”) by and among Advent, the lenders party thereto (the “Lenders”), U.S. Bank National Association, as documentation agent, Wells Fargo Bank, National Association, as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders (“Agent”).

The Credit Agreement provides for (i) a $50.0 million revolving credit facility, with a $25.0 million letter of credit sublimit and a $10.0 million swingline loan sublimit (the “Revolving Credit Facility”), (ii) a $50.0 million term loan facility (the “Term Loan A Facility”), and (iii) a $50.0 million delayed draw term loan facility (the “Delayed Draw Term Loan Facility” and, together with the Term Loan A Facility, the “Term Loan Facility”). Advent may request borrowings under the Revolving Credit Facility until November 30, 2016. The Credit Agreement also contains an increase option permitting Advent, subject to certain requirements, to arrange with the Lenders and/or new lenders for up to an aggregate of $50.0 million in additional commitments, which commitments may be for revolving loans or term loans. The proceeds of the loans made under the Credit Agreement may be used for general corporate purposes. On November 30, 2011, we borrowed $50.0 million of term loans under the Term Loan A Facility and on November 30, 2012, we borrowed an additional $50.0 million of term loans under the Delayed Draw Term Loan Facility. At March 31, 2013, we had a total debt balance of $92.5 million and were in compliance with all associated covenants.

Off-Balance Sheet Arrangements and Contractual Obligations

The following table summarizes our contractual cash obligations as of March 31, 2013 (in thousands):

	Nine
	Months Ended
	December 31	Years Ended December 31
	2013	2014	2015	2016	2017	Thereafter	Total
Operating lease obligations	$7,151	$9,836	$9,704	$8,057	$4,363	$22,780	$61,891
Debt*	7,500	10,000	10,000	65,000	—	—	92,500
Total	$14,651	$19,836	$19,704	$73,057	$4,363	$22,780	$154,391

*Excludes interest payments on our variable rate debt as amounts are uncertain. Refer to Note 10 “Debt” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, for information about the terms of our debt.

On October 1, 2009, we completed the sale of our MicroEdge subsidiary. In connection with the sale of MicroEdge, the Company entered into a sub-lease agreement with Microedge LLC, whereby Microedge LLC will sub-lease approximately 24,000 square feet of the 29,000 square feet of office space located at 619 West 54th Street in New York, New York from the Company, that extends through September 2018. As of March 31, 2013, the Company had additional gross operating lease commitments totaling $7.1 million and sublease income totaling $3.2 million related to the sublease agreement with Microedge LLC, which are not reflected in the above table. With the exception of the MicroEdge facilities in New York City, the leases related to MicroEdge have been transferred to its purchaser. Refer to Note 4 “Discontinued Operation” to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, for a description of the principal terms of the divestiture.

As of March 31, 2013, the principal outstanding balance under our Credit Agreement was $92.5 million, which is due in full no later than November 30, 2016.

At March 31, 2013 and December 31, 2012, we had a gross liability of $13.4 million and $12.1 million, respectively, for uncertain tax positions. If recognized, the impact on our statement of operations would be to decrease our income tax expense and increase our net income by $11.1 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of the federal tax benefit of state income tax items. Since almost all of this liability relates to reserves against deferred tax assets that we do not expect to utilize in the short term, we cannot estimate the timing of potential future cash settlements and have not included any estimates in the table of contractual cash obligations above. We expect our cash payments for federal income taxes will be 20% or less of taxable income through 2013 as we have significant net operating losses and tax credit carryforwards to utilize.

At March 31, 2013 and December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We expect that for the next year, our operating expenses will continue to constitute a significant use of cash flow. In addition, we may use cash to fund other acquisitions, repurchase additional common stock, or invest in other businesses, when opportunities arise. Based upon the predominance of our revenues from recurring sources, bookings performance and current expectations, we believe that our cash balances, marketable securities, cash generated from operations and availability under our debt agreement will be sufficient to satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases and interest and repayment of debt principal for the next 12 months.  However, we may identify opportunities that require us to raise funds, such as acquisitions or other investments in complementary businesses, products or technologies, or increased stock repurchases, and may raise such additional funds through public or private debt or equity financing.  However, such financing may not be available at all, or if available, may not be obtainable on favorable terms, and could be dilutive.”

The Company has reviewed its needs in the United States for possible repatriation of undistributed earnings or cash of its non-U.S. subsidiaries. The Company presently intends to continue to invest indefinitely all earnings and cash outside of the United States of all non-U.S. subsidiaries to fund investments or meet working capital and property, plant and equipment requirements in those locations. At March 31, 2013, we had approximately $7.5 million of cash in our non-U.S. subsidiaries.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

We recognize gains and losses on these contracts, as well as related costs, in “Interest and other income (expense), net” on the accompanying condensed consolidated statements of operations along with the gains and losses of the related hedged items. We record the fair value of derivative instruments as either “Prepaid expenses and other” or “Accrued liabilities” on the accompanying condensed consolidated balance sheets based on current market rates.

At March 31, 2013 and December 31, 2012, net derivative assets (liabilities) associated with forward contracts of approximately $1,000 and $(27,000), respectively, were included in “Prepaid expenses and other” or “Accrued liabilities” in the accompanying condensed consolidated balance sheets. The effect of the derivative financial instruments on the condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012 was to increase foreign exchange gains by approximately $28,000 and $11,000, respectively, which reflects net realized and unrealized gains related to our derivative financial instruments.

As of March 31, 2013, we had outstanding forward contracts with a notional value of R1.2 million South African Rand (ZAR), or approximately $128,000.

Foreign Currency Translation Risk

Fluctuations in foreign currencies impact the amount of total assets and liabilities that we include in our condensed consolidated financial statements for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars. As of March 31, 2013, $54.3 million of our goodwill balance was translated from various foreign currencies into U.S. Dollars. A hypothetical change in currency translation rates of 10% could increase or decrease our assets and equity by $6.3 million and could increase or decrease our condensed consolidated results of operations or cash flows by approximately $0.7 million.

Interest Rate Risk

Interest Income Risk

Our interest rate risk relates primarily to our investment portfolio, which consisted of $246.6 million in cash and cash equivalents, and short-term and long-term marketable securities as of March 31, 2013. Our marketable securities are classified as available-for-sale and are recorded in our condensed consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. At any time, a rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures.

To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of March 31, 2013, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $1.2 million incremental decline in the fair market value of the portfolio.

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

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective as of March 31, 2013 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to Advent’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting which were identified in connection with the evaluation required by Rule 13a-15(f) of the Exchange Act that occurred during the first quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, Advent’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

From time to time, in the course of its operations, the Company is a party to litigation matters and claims, including claims related to employee relations, business practices and other matters not specifically identified, but that the Company does not consider these matters to be material either individually or in the aggregate at this time. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. An unfavorable outcome in any legal matter, if material, could have a material adverse effect on the Company’s financial position, liquidity or results of operations in the period in which the unfavorable outcome occurs and potentially in future periods.

Item 1A. Risk Factors

Investors should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of, but are not limited to, these risks. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q filed with the SEC, including our condensed consolidated financial statements and related notes thereto and our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Most of our base of perpetual license customers have historically renewed their annual maintenance although our customers have no obligation to renew such maintenance after the first year of their license agreements. Our perpetual license maintenance revenues have been trending downward and decreased 1%, 5% and 3% during the first quarter of 2013 and fiscal years 2012 and 2011, respectively. In addition, market downturns, such as the downturn beginning in the fall of 2008 and subsequent market fluctuations, and other factors have caused, and may in the future cause, some clients not to renew their maintenance; reduce their level of maintenance; not renew their term license contracts; or renew such term licenses for fewer products or users, all of which adversely affects our renewal rates and revenue from these customers. Our renewal rates are based on cash collections and are disclosed one quarter in arrears. Our reported quarterly renewal rate for perpetual maintenance and term license renewals may fluctuate. For example, our disclosed quarterly renewal rates during 2011 and 2010 were higher than the corresponding periods in 2009, but below those in 2008, and our disclosed quarterly renewal rates for 2012 fluctuated both above and below the previous year’s rates. Decreases in renewal rates reflect reduced maintenance expenditures, reduced term license renewals, customer attrition, and reductions in products licensed or number of users by clients, as well as from slower payments received from renewal clients.

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

As a result of a lengthy and unpredictable sales cycle, we have limited ability to forecast the timing and amount of specific perpetual license sales, or term license, Advent OnDemand and Black Diamond sales which we report quarterly as annual contract value (ACV) bookings. The timing of large individual license sales is especially difficult to forecast, and we may not be successful in closing large license transactions on a timely basis or at all. Customers may postpone their purchases of our existing products or product enhancements in advance of the anticipated introduction of new products or product enhancements by us or our competitors. Accordingly, our level of ACV bookings in any particular period is subject to significant fluctuation. For example, during 2011, our ACV bookings increased by 6%, compared to 2010. During 2012, our ACV bookings decreased by 3% compared to 2011. During the first quarter of 2013, our ACV bookings decreased by 22% compared to the fourth quarter of 2012.

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

We derive most of our revenue from recurring sources. During 2012, 2011 and 2010, we recognized 90%, 89% and 89%, respectively, of total net revenues from recurring sources. We generally recognize revenue from these sources ratably over the terms of these agreements, which typically range from one to three years. As a result, almost all of our revenues in any quarter are generated from contracts entered into during previous periods.

Consequently, a significant decline in new business generated in any quarter may not materially affect our results of operations in that quarter but will have an impact on our revenue growth rate in future quarters. We also experience fluctuations and seasonality in our new business generated each quarter. For example, ACV in the first quarter of 2013 increased by 17% compared to ACV bookings in the comparable 2012 period and decreased by 22% compared to the fourth quarter of 2012. ACV for fiscal 2012 decreased 3% compared to fiscal 2011. Additionally, a decline in renewals of term agreements, maintenance or data and other subscription contracts during a quarter will not be fully reflected in our financial performance in that quarter. For example, because we recognize revenue ratably, the non-renewal of term agreements or maintenance contracts late in a quarter may have very little impact on revenue for that quarter, but will reduce revenue in future quarters. In addition, we may be unable to adjust our costs in response to reduced revenue.

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

The market for investment management software systems has been and may in the future be negatively affected by a number of factors, including reductions in capital expenditures by customers and volatile performance of major financial markets. For example, U.S. and European economies showed signs of weakening during periods in 2012 due to the growing uncertainty about the fate of the eurozone and continued weakness in U.S. labor markets. With this volatile environment and general uncertainty as a backdrop, our customers became cautious and slowed buying decisions which elongated some sales and cash collection cycles. Also, our new contract bookings, revenue, renewal rates and cash collections were lower than expected during 2012, especially in Europe and the Middle East, and may continue in 2013. Market conditions have also impacted our performance in the past.  For example, macroeconomic concerns in 2011 and again in 2012, such as the European default risk and U.S. debt ceiling debate, resulted in a cautious buying environment and elongated sales cycles in some instances. Also, during the fall of 2008 through 2010, we experienced some clients and prospects delaying or cancelling additional license purchases, while others went out of business, reduced personnel, or were acquired. The target clients for our products include a range of financial services organizations that manage investment portfolios. The success of many of our clients is intrinsically linked to the health of the financial markets. The demand for our solutions has been and continues to be disproportionately affected by fluctuations, disruptions, instability and downturns in the economy and financial services industry, which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products.

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

Most of our revenue comes from recurring sources which grew to 90% in 2012 from 89% in both 2011and 2010, respectively. During fiscal 2012, term license revenues comprised approximately 49% of recurring revenues as compared to approximately 46% and 43% in fiscal years 2011 and 2010, respectively.

When a customer purchases a term license together with implementation services, we do not recognize any revenue under the contract until the implementation services are substantially completed and then we recognize revenue ratably over the remaining term of the contract. If the implementation services are still in progress as of quarter-end, we will defer all of the contract revenues to a subsequent quarter. At the point professional services are substantially completed, we recognize the professional services fees earned and related expenses, and a pro-rata amount of the term license revenue based on the elapsed time from the start of the term license to the substantial completion of professional services. For example, we deferred net revenues of $3.2 million and $9.5 million in 2010 and 2011, respectively. During 2012, the revenue recognized from completed implementations exceeded the revenue deferred from projects in the process of being implemented, resulting in a net recognition of revenue of $1.0 million for fiscal 2012.

In future periods, our revenues related to completed implementations may vary depending on the number of projects that reach substantial completion during the quarter. Term license revenue for the remaining contract years and the remaining deferred professional services revenue and related expenses are recognized ratably over the remaining contract term. The term license component of the deferred revenue balance will increase or decrease in the future depending on the amount of new term license bookings relative to the number of implementations that reach substantial completion in a particular quarter. Although our substantial revenue from recurring sources under our term license model provides us with longer term stability and more visibility in the short term, our quarterly net revenues and operating results may still fluctuate significantly depending on these and other factors. Our expense levels are relatively fixed in the short-term. Due to the fixed nature of these expenses, combined with the relatively high gross margin historically achieved on our products, an unanticipated decline in net revenues in any particular quarter may adversely affect our operating results.

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

In recent years, Advent has periodically entered into contracts relating to our subscription, data management revenue streams and outsourced services with contract values that are substantially larger than we have customarily entered into in the past. We do not know whether we will be able to continue to sign large recurring revenue contracts of this nature or if such clients will renew their contracts at similar rates and terms, if at all. For example, we renewed our agreement with TIAA-CREF in the second quarter of 2013, but at lower annual fees than the original agreement, which will result in a decrease in revenues associated with that agreement. In addition, some of these types of agreements are subject to milestones, acceptance and penalties and there is no assurance that these agreements will be fully implemented. We also have revenue sharing agreements with other companies that provide revenue to Advent for our clients’ use of those companies’ services and products. Our operating results could be adversely impacted if these agreements are not fully implemented, terminated or not renewed, or if we are unable to continue to generate similar opportunities and enter similar or larger sized contracts in the future.

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

We market and sell our products in the United States and, to a growing extent, outside the U.S. Revenues derived from sales outside the U.S. comprised 19%, 17% and 18% of our total revenues in the first quarter of 2013 and fiscal years 2012 and 2011, respectively. We have international subsidiaries in Hong Kong, China, Singapore, Denmark, Netherlands, Norway, Sweden, Switzerland, England, Ireland and in the United Arab Emirates.

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

Our investment portfolio as of March 31, 2013 and December 31, 2012 consisted of U.S. government, foreign government and corporate debt securities and was classified as cash equivalents and marketable securities in our condensed consolidated balance sheets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of adverse financial market conditions, investments in some financial instruments may pose risks arising from recent market liquidity and credit concerns. As of March 31, 2013 and December 31, 2012, we had no impairment charges associated with our short-term investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain materially unimpaired. In addition, the decrease in interest rates has materially decreased the interest income we receive on our investments.

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

Our founder and the chairman of our board of directors own or control, indirectly or directly, a substantial number of shares of our common stock (approximately 6%, and 31%, respectively, as of April 30, 2013). A fund associated with another of our directors has entered into an agreement, subject to customary closing conditions including regulatory approval, to purchase approximately 15% of our common shares of stock from the fund associated with our chairman of our board of directors. In addition, repurchases of our stock by us could increase the concentration of shares held by these parties or other current stockholders.  As a result, if these parties were to act together, they would have the ability to exert significant influence on matters submitted to our stockholders for approval, such as the election or removal of directors, amendments to our certificate of incorporation or the approval of a business combination. These actions may be taken even if they are opposed by other stockholders or it may be difficult to approve these actions without their consent. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

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

The Dodd-Frank Wall Street Reform and Protection Act of 2010 (“Dodd-Frank Act”) represents a comprehensive overhaul of the financial services industry within the United States, established the new federal Bureau of Consumer Financial Protection (the “BCFP”), and requires the BCFP and other federal agencies to implement many new rules. While the general framework of the reforms is set forth in the Dodd-Frank Act, it provides for numerous studies and reports and the adoption and implementation of rules and regulations by regulatory agencies over the following four years to clarify and implement the Dodd-Frank Act’s requirements fully.

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

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). These principles are subject to interpretation by us, the SEC and various bodies formed to interpret and create accounting principles and guidance. A change in these principles or a change in the interpretations of these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Additionally, proposed accounting standards could have a significant impact on our operational processes, revenues and expenses, and could cause unexpected financial reporting fluctuations. Some of our accounting principles that have been or may be affected include:

•                  Software revenue recognition;

•                  Accounting for stock-based compensation;

•                  Accounting for income taxes; and

•                  Accounting for business combinations and related goodwill.

For example, the U.S.-based Financial Accounting Standards Board (“FASB”) is currently working together with the International Accounting Standards Board (“IASB”) on several projects intended to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow GAAP under SEC regulations and those who are required to follow International Financial Reporting Standards (“IFRS”) outside of the U.S. These efforts by the FASB and IASB may result in different accounting principles under GAAP that may result in different financial results for us in areas including, but not limited to, principles for recognizing revenue, lease accounting and financial statement presentation. A change in accounting principles may have a material impact on our financial statements and may retroactively adversely affect previously reported transactions.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We withheld shares through net share settlements during the three months ended March 31, 2013. The following table provides a month-to-month summary of the purchase activity upon the employee vesting of restricted stock units and the exercise of stock-settled stock appreciation rights under our equity compensation plan to satisfy tax and exercise withholding obligations during the three months ended March 31, 2013 (in thousands, except per share data):

	Total		Maximum Number
	Number	Average	of Shares that May
	of Shares	Price Per	Yet Be Purchased
Month	Purchased (1)	Share	Under the Plan

January	4	$23.84	—
February	17	$25.81	—
March	14	$28.37	—

Total	35	$26.66	—

(1)         These purchases represent shares cancelled when surrendered in lieu of cash payments for tax and exercise obligations due from employees. These shares were not purchased as part of a publicly announced program to purchase shares.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

Index to exhibits

Exhibit
Number	Exhibit Description

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101. INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101. LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVENT SOFTWARE, INC.

Dated: May 8, 2013	By:	/s/ James S. Cox
James S. Cox Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)