Form 10-Q
period 2013-06-30
ADVENT SOFTWARE INC /DE/
filed 2013-08-05
CIK 1002225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2013

or

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

The number of shares of the registrant’s common stock outstanding as of July 31, 2013 was 52,256,130.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30	December 31
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$388,743	$58,217
Short-term marketable securities	6,013	111,192
Accounts receivable, net	55,375	61,069
Deferred taxes, current	18,931	18,934
Prepaid expenses and other	34,152	25,868
Current assets of discontinued operation	—	88
Total current assets	503,214	275,368
Property and equipment, net	32,917	37,269
Goodwill	204,417	206,932
Other intangibles, net	32,858	38,205
Long-term marketable securities	9,230	61,552
Deferred taxes, long-term	23,509	24,524
Other assets	16,816	12,994
Noncurrent assets of discontinued operation	1,609	1,609

Total assets	$824,570	$658,453

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$8,773	$5,190
Accrued liabilities	40,159	37,096
Deferred revenues	166,284	174,388
Income taxes payable	—	5,593
Current portion of long-term debt	20,000	10,000
Dividends payable	470,133	—
Current liabilities of discontinued operation	610	262
Total current liabilities	705,959	232,529
Deferred revenue, long-term	8,107	8,787
Long-term income taxes payable	5,335	5,335
Long-term debt	205,000	85,000
Other long-term liabilities	11,910	13,139
Noncurrent liabilities of discontinued operation	3,072	3,804

Total liabilities	939,383	348,594

Commitments and contingencies (See Note 12)

Stockholders’ (deficit) equity:
Common stock	522	505
Additional paid-in capital	24,582	453,585
Accumulated deficit	(146,271)	(154,261)
Accumulated other comprehensive income	6,354	10,030
Total stockholders’ (deficit) equity	(114,813)	309,859

Total liabilities and stockholders’ (deficit) equity	$824,570	$658,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012

Net revenues:
Recurring revenues	$88,263	$80,942	$172,746	$159,662
Non-recurring revenues	7,860	8,782	15,867	16,966

Total net revenues	96,123	89,724	188,613	176,628

Cost of revenues:
Recurring revenues	17,979	17,820	34,391	34,746
Non-recurring revenues	10,019	10,936	19,587	20,604
Amortization of developed technology	2,398	2,573	4,897	5,114

Total cost of revenues	30,396	31,329	58,875	60,464

Gross margin	65,727	58,395	129,738	116,164

Operating expenses:
Sales and marketing	23,217	19,711	40,421	38,157
Product development	17,923	16,501	34,885	33,300
General and administrative	22,641	9,198	33,001	18,867
Amortization of other intangibles	953	956	1,910	1,912
Recapitalization costs	6,041	—	6,041	—
Restructuring charges	801	(34)	3,116	70

Total operating expenses	71,576	46,332	119,374	92,306

(Loss) income from continuing operations	(5,849)	12,063	10,364	23,858

Interest and other income (expense), net	(1,330)	(803)	(1,633)	(975)

(Loss) income from continuing operations before income taxes	(7,179)	11,260	8,731	22,883
(Benefit) provision for income taxes	(3,024)	4,063	829	8,369

Net (loss) income from continuing operations	$(4,155)	$7,197	$7,902	$14,514

Discontinued operation:
Net income from discontinued operation (net of applicable taxes of $76, $162, $61 and $147, respectively)	110	245	88	222

Net (loss) income	$(4,045)	$7,442	$7,990	$14,736

Basic net (loss) income per share:
Continuing operations	$(0.08)	$0.14	$0.15	$0.29
Discontinued operation	0.00	0.00	0.00	0.00
Total operations	$(0.08)	$0.15	$0.16	$0.29

Diluted net (loss) income per share:
Continuing operations	$(0.08)	$0.14	$0.15	$0.27
Discontinued operation	0.00	0.00	0.00	0.00
Total operations	$(0.08)	$0.14	$0.15	$0.28

Weighted average shares used to compute net (loss) income per share:
Basic	51,639	50,754	51,101	50,887
Diluted	51,639	52,977	52,243	53,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

Net (loss) income per share is based on actual calculated values and totals may not sum due to rounding.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012

Net (loss) income	$(4,045)	$7,442	$7,990	$14,736

Other comprehensive loss, net of taxes
Foreign currency translation adjustments	(10)	(2,923)	(3,650)	(537)
Available-for-sale securities (net of applicable taxes of $22, $(8), $(8) and $(11), respectively)	(32)	(11)	(26)	(16)
Total other comprehensive loss, net of taxes	(42)	(2,934)	(3,676)	(553)

Comprehensive (loss) income	$(4,087)	$4,508	$4,314	$14,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)

Balances, December 31, 2011	50,997	$510	$429,734	$(154,053)	$6,870	$283,061

Stock-based award activity	556	5	(1,333)	—	—	(1,328)
Common stock repurchased and retired	(1,012)	(10)	(6,515)	(19,599)	—	(26,124)
Common stock issued under employee stock purchase plan	155	2	3,446	—	—	3,448
Stock-based compensation	—	—	10,148	—	—	10,148
Tax benefit from exercise of stock options	—	—	3,118	—	—	3,118
Net income	—	—	—	14,736	—	14,736
Unrealized loss on marketable securities	—	—	—	—	(16)	(16)
Foreign currency translation adjustments	—	—	—	—	(537)	(537)
Balances, June 30, 2012	50,696	$507	$438,598	$(158,916)	$6,317	$286,506

Balances, December 31, 2012	50,457	$505	$453,585	$(154,261)	$10,030	$309,859

Stock-based award activity	1,606	15	9,691	—	—	9,706
Common stock issued under employee stock purchase plan	174	2	3,209	—	—	3,211
Stock-based compensation	—	—	26,621	—	—	26,621
Tax shortfall from exercise of stock options	—	—	(1,174)	—	—	(1,174)
Tax benefit from exercise of stock options	—	—	2,783	—	—	2,783
Cash dividends declared on common stock	—	—	(470,133)	—	—	(470,133)
Net income	—	—	—	7,990	—	7,990
Unrealized loss on marketable securities	—	—	—	—	(26)	(26)
Foreign currency translation adjustments	—	—	—	—	(3,650)	(3,650)
Balances, June 30, 2013	52,237	$522	$24,582	$(146,271)	$6,354	$(114,813)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30
	2013	2012
Cash flows from operating activities:
Net income	$7,990	$14,736
Adjustment to net income for discontinued operation net income	(88)	(222)
Net income from continuing operations	7,902	14,514

Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Stock-based compensation	32,206	9,973
Excess tax benefit from stock-based compensation	(2,783)	(3,118)
Depreciation and amortization	12,673	12,851
Amortization of debt issuance costs	239	190
Gain on disposal of fixed assets	—	(16)
Provision for doubtful accounts	411	200
Provision for (reduction of) sales reserves	(150)	735
Deferred income taxes	1,791	2,588
Other	(148)	(144)
Effect of statement of operations adjustments	44,239	23,259
Changes in operating assets and liabilities:
Accounts receivable	5,282	5,109
Prepaid and other assets	(4,643)	277
Accounts payable	3,582	532
Accrued liabilities	(3,472)	(7,020)
Deferred revenues	(8,634)	(12,000)
Income taxes payable	(5,190)	3,847
Effect of changes in operating assets and liabilities	(13,075)	(9,255)

Net cash provided by operating activities from continuing operations	39,066	28,518

Cash flows from investing activities:
Cash used in acquisition	—	(700)
Purchases of property and equipment	(1,611)	(3,720)
Capitalized software development costs	(1,916)	(1,700)
Purchases of marketable securities	(57,863)	(72,270)
Sales and maturities of marketable securities	213,444	60,344

Net cash provided by (used in) investing activities from continuing operations	152,054	(18,046)

Cash flows from financing activities:
Proceeds from common stock issued from exercises of stock options	16,212	3,269
Proceeds from common stock issued under the employee stock purchase plan	3,211	3,448
Excess tax benefits from stock-based compensation	2,783	3,118
Withholding taxes related to equity award net share settlement	(6,509)	(4,610)
Proceeds from debt	225,000	—
Repayment of debt	(95,000)	(2,500)
Debt issuance costs	(5,725)	—
Repurchase of common stock	—	(26,125)

Net cash provided by (used in) financing activities from continuing operations	139,972	(23,400)

Net cash transferred to discontinued operation	(208)	(337)

Effect of exchange rate changes on cash and cash equivalents	(358)	(10)

Net change in cash and cash equivalents from continuing operations	330,526	(13,275)
Cash and cash equivalents of continuing operations at beginning of period	58,217	65,525

Cash and cash equivalents of continuing operations at end of period	$388,743	$52,250

	Six Months Ended June 30
	2013	2012
Supplemental disclosure of cash flow information
Cash flows from discontinued operation:
Net cash used in operating activities	$(208)	$(337)
Net cash provided by investing activities	—	—
Net cash transferred from continuing operations	208	337
Net change in cash and cash equivalents from discontinued operation	—	—
Cash and cash equivalents of discontinued operation at beginning of period	—	—
Cash and cash equivalents of discontinued operation at end of period	$—	$—

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

Advent has prepared these condensed consolidated financial statements in accordance with the rules and regulations of the US Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in these interim statements pursuant to such SEC rules and regulations. These interim financial statements should be read in conjunction with the audited financial statements and related notes included in Advent’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Interim results are not necessarily indicative of the results to be expected for the full year, and no representation is made thereto.

These condensed consolidated financial statements include, in the opinion of management, all adjustments necessary to state fairly the financial position, results of continuing operations and cash flows for each interim period shown. All such adjustments occur in the ordinary course of business and are of a normal, recurring nature.

Recent Accounting Pronouncements

With the exception of the below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2013, as compared to the recent accounting pronouncements described in Advent’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, that are of significance, or potential significance, to the Company.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 provides additional guidance regarding reclassifications out of accumulated other comprehensive income (“AOCI”). ASU 2013-02 requires entities to report the effect of significant reclassifications out of AOCI on the respective line items in net income unless the amounts are not reclassified in their entirety to net income. For amounts that are not required to be reclassified in their entirety to net income in the same reporting period, entities are required to cross-reference other disclosures that provide additional detail about those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this ASU in the first quarter of 2013 had no impact on the Company’s condensed consolidated financial statements as the guidance relates only to additional disclosures. See Note 16, “Accumulated Other Comprehensive Income” for further information.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 clarifies the applicable guidance applied for the release of cumulative translation adjustments into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity. ASU 2013-05 is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. ASU 2013-05 was early adopted by the Company effective April 1, 2013 and had no impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires, unless certain conditions exists, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. ASU 2013-11 is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application is permitted. ASU 2013-05 was early adopted by the Company effective April 1, 2013 and had no impact on the Company’s condensed consolidated financial statements.

Note 2—Cash Equivalents and Marketable Securities

At June 30, 2013, cash equivalents and marketable securities primarily consisted of money market mutual funds, US government and US Government Sponsored Entities (GSE’s), foreign government debt securities and high credit quality corporate debt securities. All marketable securities were considered available-for-sale and were carried at fair value on the Company’s condensed consolidated balance sheets. Short-term marketable securities mature twelve months or less, and long-term marketable securities mature greater than twelve months, from the date of the condensed consolidated balance sheet.

Marketable securities are summarized as follows (in thousands):

			Gross	Gross
			Unrealized	Unrealized
		Gross	Losses	Losses
	Amortized	Unrealized	Less than	12 Months	Aggregate
Balance at June 30, 2013	Cost	Gains	12 Months	or Longer	Fair Value

Corporate debt securities	$11,662	$—	$(22)	$—	$11,640
Foreign government debt securities	3,609	—	(6)	—	3,603
Total	$15,271	$—	$(28)	$—	$15,243

			Gross	Gross
			Unrealized	Unrealized
		Gross	Losses	Losses
	Amortized	Unrealized	Less than	12 Months	Aggregate
Balance at December 31, 2012	Cost	Gains	12 Months	or Longer	Fair Value

Corporate debt securities	$110,540	$13	$(45)	$—	$110,508
US government debt securities	59,811	7	(3)	—	59,815
Foreign government debt securities	2,415	6	—	—	2,421
Total	$172,766	$26	$(48)	$—	$172,744

The following table summarizes the contractual maturities of marketable securities at June 30, 2013 (in thousands):

	Amortized	Aggregate
	Cost	Fair Value
Matures within one year	$6,020	$6,013
Matures within one to three years	9,251	9,230
Total	$15,271	$15,243

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

For fixed income securities that have unrealized losses as of June 30, 2013, the Company has determined that (i) it does not have the intent to sell any of these investments while in a loss position and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, the Company has evaluated these fixed income securities and has determined that no credit losses exist. As of June 30, 2013, all securities in an unrealized loss position have been in an unrealized loss position for less than one year. The Company’s management has determined that the unrealized losses on its fixed income securities as of June 30, 2013 were temporary in nature. Unrealized gains and losses are a component of “Accumulated other comprehensive income” in the accompanying condensed consolidated balance sheets.

During the six months ended June 30, 2013 and 2012, $213.4 million and $60.3 million, respectively, of marketable securities were sold or matured, which did not have any associated material gross realized gains or losses.

Note 3—Derivative Financial Instruments

The Company enters into foreign currency forward contracts with financial institutions to reduce the risk that the Company’s cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. These forward contracts are not designated for trading or speculative purposes and are not designated as hedging instruments.

The Company uses foreign currency forward contracts to hedge a portion of its receivable balances denominated in Euro, Swedish Krona, British Pounds, South African Rand and Norwegian Kroner. The Company recognizes gains and losses on these contracts, as well as related costs, in “Interest and other income (expense), net” in the accompanying condensed consolidated statements of operations along with the gains and losses of the related hedged items. The Company records the fair value of derivative instruments as either “Prepaid expenses and other” or “Accrued liabilities” in the accompanying condensed consolidated balance sheets based on current market rates.

At June 30, 2013 and December 31, 2012, net derivative assets (liabilities) associated with forward contracts of approximately $9,000 and $(27,000), respectively, were included in “Prepaid expenses and other” or “Accrued liabilities” in the accompanying condensed consolidated balance sheets. The effect of the derivative financial instruments on the condensed consolidated statements of operations for the six months ended June 30, 2013 and 2012 was to increase foreign exchange gains by approximately $36,000 and $25,000, respectively, which reflects net realized and unrealized gains related to our derivative financial instruments.

Note 4—Discontinued Operation

During 2009, the Company discontinued the operations of its MicroEdge subsidiary, which provided products and services to the not-for-profit business community, to concentrate on its core investment management business. Certain assets and obligations of the Company’s discontinued operation were excluded from the sale and are reflected on the Company’s balance sheet as noncurrent assets and noncurrent liabilities of discontinued operation as of June 30, 2013 and December 31, 2012. These assets included deferred tax assets. Liabilities excluded from the sale included sales tax and other tax-related obligations and continuing lease obligations included as part of the restructuring noted below.

The Company continually evaluates the adequacy of the remaining liabilities related to this disposition. Although the Company believes that these estimates accurately reflect costs for its facility exit costs, actual results may differ, thereby requiring the Company to record additional provisions or reverse a portion of such provisions.

The following table sets forth an analysis of the components of the restructuring charges related to the Company’s discontinued operation and the payments and non-cash charges made against the accrual during the six months ended June 30, 2013 (in thousands):

Facility Exit
Costs

Balance of restructuring accrual at December 31, 2012	$4,030
Restructuring charges	(215)
Cash payments	(293)
Adjustment of prior restructuring costs	63

Balance of restructuring accrual at June 30, 2013	$3,585

Of the remaining restructuring accrual of $3.6 million at June 30, 2013, $0.5 million is included in “Current liabilities of discontinued operation” in the accompanying condensed consolidated balance sheet. The facility exit costs will be paid over the remaining lease term through November 2018.

Net revenues and net loss from the Company’s discontinued operation for the following periods were (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012

Net revenues	$—	$—	$—	$—

Net income from operation of discontinued operation (net of applicable taxes of $76, $162, $61 and $147, respectively)	$110	$245	$88	$222

The following table sets forth the assets and liabilities of the MicroEdge discontinued operation included in the accompanying condensed consolidated balance sheets of the Company (in thousands):

	June 30	December 31
	2013	2012

Assets:
Total current assets of discontinued operation	$—	$88

Deferred taxes, long-term	$1,609	$1,609
Total noncurrent assets of discontinued operation	$1,609	$1,609

Liabilities:
Total current liabilities of discontinued operation	$610	$262

Accrued restructuring, long-term portion	$3,072	$3,804
Total noncurrent liabilities of discontinued operation	$3,072	$3,804

Note 5—Special Dividend

On June 13, 2013, the Company’s Board of Directors declared a one-time special cash dividend (the “Special Dividend”) of $9.00 per share payable on each Common Share to stockholders of record at the close of business on July 1, 2013 (the “Dividend Record Date”). Based on the 52,237,055 shares of common stock outstanding on the Dividend Record Date, the dividend totaled $470.1 million and was accrued as a liability, “Dividends payable”, on the accompanying condensed consolidated balance sheet as of June 30, 2013. The dividend reduced additional paid-in capital as the Company did not have retained earnings. With the exception of the Special Dividend, Advent has not historically declared any cash dividends and currently has no plans to pay cash dividends in the future.

The Company financed the Special Dividend with cash and cash equivalents and investments in marketable securities as well as borrowings on its Restated Credit Agreement. Refer to Note 10, “Debt” for additional information about the Company’s Restated Credit Agreement. On July 9, 2013, the Special Dividend was paid to stockholders.

Note 6—Financial Statement Detail

Recurring and non-recurring revenues

The following is a summary of recurring and non-recurring revenues (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012

Term license revenues	$45,030	$39,765	$86,282	$78,381
Maintenance revenues	16,334	16,649	32,770	33,309
Assets under administration revenues	2,172	1,938	4,905	3,536
Other recurring revenues	24,727	22,590	48,789	44,436

Total recurring revenues	$88,263	$80,942	$172,746	$159,662

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012

Professional servies and other revenues	$7,341	$8,370	$14,393	$15,347
Perpetual license fees	519	412	1,474	1,619

Total non-recurring revenues	$7,860	$8,782	$15,867	$16,966

Prepaid expenses and other

The following is a summary of prepaid expenses and other (in thousands):

	June 30	December 31
	2013	2012

Prepaid contract expense	$10,037	$9,798
Deferred commissions	6,712	7,370
Income tax receivable	5,526	—
Other receivables	1,342	451
Debt issuance costs	1,145	—
Prepaid royalty	962	1,081
Deposits	827	1,185
Other	7,601	5,983

Total prepaid expenses and other	$34,152	$25,868

Other assets

The following is a summary of other assets (in thousands):

	June 30	December 31
	2013	2012

Prepaid contract expense, long-term	$4,732	$3,598
Debt issuance costs	5,608	1,146
Long-term deferred commissions	3,620	3,909
Deposits	2,556	2,555
Other	300	1,786

Total other assets	$16,816	$12,994

Deposits include a restricted cash balance of $1.3 million at June 30, 2013 and December 31, 2012 related to the Company’s San Francisco headquarters, and facilities in New York. Refer to Note 12, “Commitments and Contingencies” for additional information.

Accrued liabilities

The following is a summary of accrued liabilities (in thousands):

	June 30	December 31
	2013	2012

Salaries and benefits payable	$20,752	$23,365
Accrued stock-based compensation	5,360	—
Deferred rent, current portion	1,658	1,353
Accrued restructuring, current portion	1,576	3,142
Other	10,813	9,236

Total accrued liabilities	$40,159	$37,096

Accrued stock-based compensation of $5.4 million at June 30, 2013 relates to cash payments due to certain equity award holders as a result of the equity award modification which is discussed further in Note 13, “Stock-Based Compensation”. Accrued restructuring charges are discussed further in Note 9, “Restructuring Charges”. At June 30, 2013 and December 31, 2013, “Other” accrued liabilities include accruals for sales and business taxes and other miscellaneous items.

Other long-term liabilities

The following is a summary of other long-term liabilities (in thousands):

	June 30	December 31
	2013	2012

Deferred rent	$9,713	$10,502
Long-term deferred tax liability	1,709	2,141
Other	488	496

Total other long-term liabilities	$11,910	$13,139

Note 7—Goodwill

The changes in the carrying value of goodwill for the six months ended June 30, 2013 were as follows (in thousands):

Goodwill

Balance at December 31, 2012	$206,932
Translation adjustments	(2,515)

Balance at June 30, 2013	$204,417

Foreign currency translation adjustments totaling $2.5 million reflect the general strengthening of the U.S. Dollar versus the Pound Sterling and other European currencies during the six months ended June 30, 2013.

Note 8—Other Intangibles, Net

Other intangibles are summarized as follows (in thousands, except weighted average amortization period):

	Weighted
	Average
	Amortization
	Period		Accumulated
	(Years)	Gross	Amortization	Net

Purchased technologies	5.1	$50,064	$(35,578)	$14,486
Product development costs	3.0	20,456	(16,053)	4,403

Developed technology sub-total		70,520	(51,631)	18,889

Customer relationships	6.4	40,804	(28,340)	12,464
Other intangibles	4.1	4,636	(3,131)	1,505

Other intangibles sub-total		45,440	(31,471)	13,969

Balance at June 30, 2013		$115,960	$(83,102)	$32,858

	Weighted
	Average
	Amortization
	Period		Accumulated
	(Years)	Gross	Amortization	Net

Purchased technologies	5.1	$50,642	$(31,934)	$18,708
Product development costs	3.0	18,431	(14,937)	3,494

Developed technology sub-total		69,073	(46,871)	22,202

Customer relationships	6.4	40,924	(26,919)	14,005
Other intangibles	4.1	4,645	(2,647)	1,998

Other intangibles sub-total		45,569	(29,566)	16,003

Balance at December 31, 2012		$114,642	$(76,437)	$38,205

The changes in the carrying value of other intangibles during the six months ended June 30, 2013 are summarized as follows (in thousands):

		Accumulated
	Gross	Amortization	Net

Balance at December 31, 2012	$114,642	$(76,437)	$38,205
Additions	2,025	—	2,025
Amortization	—	(6,807)	(6,807)
Translation adjustments	(707)	142	(565)

Balance at June 30, 2013	$115,960	$(83,102)	$32,858

Based on the carrying amount of other intangibles as of June 30, 2013, the estimated future amortization is as follows (in thousands):

	Six
	Months Ended
	December 31	Years Ending December 31
	2013	2014	2015	2016	2017	Thereafter	Total

Developed technology	$4,595	$6,126	$5,174	$2,757	$237	$—	$18,889
Other	2,486	3,375	3,213	2,473	1,861	561	13,969

Total	$7,081	$9,501	$8,387	$5,230	$2,098	$561	$32,858

Note 9—Restructuring Charges

During the six months ended June 30, 2013, Advent recorded additional restructuring charges of $3.1 million related to severance and benefit costs associated with a re-organization plan, bringing the total recognized cost to approximately $6.7 million to date. Total restructuring charges are expected to be approximately $7.0 million upon completion.

The following table sets forth an analysis of the changes in the restructuring accrual during the six months ended June 30, 2013 (in thousands):

Severance &
Benefits

Balance of restructuring accrual at December 31, 2012	$3,142
Restructuring charges	3,116
Cash payments	(4,682)

Balance of total restructuring accrual at June 30, 2013	$1,576

The remaining restructuring accrual of $1.6 million at June 30, 2013 is included in “Accrued liabilities” in the accompanying condensed consolidated balance sheet. Advent expects to pay the remaining accrued severance and benefit obligations by December 31, 2013.

Note 10—Debt

On June 12, 2013, Advent entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”). The Restated Credit Agreement amends and restates Advent’s existing Credit Agreement, dated November 30, 2011. Advent accounted for the restructuring of debt with respect to its existing term and revolving loans as a modification at the creditor and instrument level. The Restated Credit Agreement provides for (i) a $200 million revolving credit facility, with a $25 million letter of credit sublimit and a $10 million swingline loan sublimit and (ii) a $225 million term loan facility. Advent may request revolving loans, swingline loans or the issuance of letters of credit until June 12, 2018, subject to demonstrating pro forma compliance with the financial covenant requirement under the Restated Credit Agreement. The Restated Credit Agreement also contains an incremental facility permitting Advent, subject to certain requirements, to arrange with the Lenders and/or new lenders for up to an aggregate of $75 million in additional commitments, which commitments may be for revolving loans or term loans. The proceeds of the revolving loans and term loans made under the Restated Credit Agreement may be used for general corporate purposes, including to finance dividends, repurchase Common Shares, finance acquisitions, or to finance other investments.

Principal payments with respect to the term loans will be made in 20 equal consecutive quarterly principal installments of $5.0 million, commencing on September 13, 2013, with the remaining outstanding principal balance and all accrued and unpaid interest due on June 12, 2018. Principal payments with respect to the revolving loans, together with all accrued and unpaid interest, are due on June 12, 2018. Advent may prepay the term loans and revolving loans at any time without penalty.

The revolving loans and term loans bear interest, at Advent’s option, at the alternate base rate plus a margin of 0.25% to 1.25% or an adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 1.25% to 2.25%, in each case with such margin being determined based on the consolidated leverage ratio for the preceding four fiscal quarter period. The “alternate base rate” means the highest of (i) the Agent’s prime rate, (ii) the federal funds rate plus a margin equal to 0.50% and (iii) the adjusted LIBOR rate for a one-month interest period plus a margin equal to 1.00%. Swingline loans accrue interest at a per annum rate based on the alternate base rate plus the applicable margin for alternate base rate loans. Advent is also obligated to pay other customary closing fees, arrangement fees, administration fees, commitment fees and letter of credit fees for a credit facility of this size and type.

The obligations under the Restated Credit Agreement are guaranteed by Advent’s present and future domestic subsidiaries, subject to certain exceptions. The loan is secured by substantially all of the assets of Advent and the guarantors party thereto, including all of the capital stock of Advent’s domestic subsidiaries and 66% of the capital stock of Advent’s or a guarantor’s first-tier foreign subsidiaries.

The Restated Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict Advent and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, pay dividends or make distributions, make investments, make acquisitions, prepay certain indebtedness, enter into certain transactions with affiliates, enter into sale and leaseback transactions, enter into swap agreements and enter into restrictive agreements, in each case subject to customary exceptions for a credit facility of this size and type. Advent is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. As of June 30, 2013, Advent was in compliance with all associated covenants as follows:

At
	Covenant	June 30, 2013

Maximum leverage ratio	4.00x	2.24x

Minimum interest coverage ratio	2.50x	32.9x

The Restated Credit Agreement includes customary events of default that include, among other things, non-payment defaults, defaults due to the inaccuracy of representations and warranties, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, defaults due to an unenforceability of the security documents or guarantees, and a change of control default. The occurrence of an event of default could result in the acceleration of the obligations under the Restated Credit Agreement. A default interest rate will apply on all obligations during the existence of a payment event of default under the Restated Credit Agreement at a per annum rate equal to 2.00% above the otherwise applicable interest rate.

In June 2013, as a result of restating its Credit Agreement, Advent paid down the balance of $92.5 million on its existing Credit Agreement and borrowed $225.0 million of term loans under the Restated Credit Agreement. The changes in the Company’s debt during the six months ended June 30, 2013 are summarized as follows (in thousands):

	Current Portion
	of Long-Term	Long-Term
	Debt	Debt	Total

Balance at December 31, 2012	$10,000	$85,000	$95,000

Repayment of debt	(10,000)	(85,000)	(95,000)

Proceeds from debt	20,000	205,000	225,000

Balance at June 30, 2013	$20,000	$205,000	$225,000

In July 2013, the Company borrowed an additional $125.0 million of revolving loans under its credit facility.

Note 11—Income Taxes

The following table summarizes the activity relating to the Company’s unrecognized tax benefits during the six months ended June 30, 2013 (in thousands):

Total

Balance at December 31, 2012	$12,148
Gross increases related to current period tax positions	1,577
Balance at June 30, 2013	$13,725

At June 30, 2013 and December 31, 2012, Advent had gross unrecognized tax benefits of $13.7 million and $12.1 million, respectively. During the six months ended June 30, 2013, the Company increased the amount of unrecognized tax benefits by approximately $1.4 million relating to federal research credits, California research credits, Massachusetts research credits and California enterprise zone credits. If recognized, the total unrecognized tax benefits would decrease Advent’s tax provision and increase net income by $11.4 million. The impact on net income reflects the liabilities for unrecognized tax benefits, net of the federal tax benefit of state income tax items. The Company’s liabilities for unrecognized tax benefits relate primarily to federal research credits, California research and enterprise zone tax credits and various state net operating losses.

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

As of June 30, 2013, Advent made no provision for a cumulative total of $11.7 million of undistributed earnings for certain non-U.S. subsidiaries, which are deemed to be permanently reinvested.

Note 12—Commitments and Contingencies

Lease Obligations

Advent leases office space and equipment under non-cancelable operating lease agreements, which expire at various dates through June 2025. Some operating leases contain escalation provisions for adjustments in the consumer price index. Advent is responsible for maintenance, insurance, and property taxes. Excluding leases and associated sub-leases for MicroEdge facilities, as of June 30, 2013, Advent’s remaining operating lease commitments through 2025 are approximately $59.8 million.

On October 1, 2009, Advent completed the sale of the Company’s MicroEdge subsidiary. At June 30, 2013, the gross operating lease commitments and sub-lease income related to this discontinued operation facility totaled $6.8 million and $3.1 million, respectively.

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

Note 13—Stock-Based Compensation

Equity Award Modification

On June 12, 2013, the Board of Directors approved a one-time special cash dividend (the “Special Dividend”) of $9.00 per share payable on each Common Share. In connection with the declaration of the Special Dividend, equity award modifications affecting approximately 900 employees were made on June 12, 2013 (the “Modification Date”) for awards outstanding as of July 9, 2013 in a manner that was intended to preserve the pre-cash dividend economic value of these awards granted under its 2002 Stock Plan, 1998 non-statutory Stock Option Plan and 1995 Director Option Plan.

The Company recalculated the Black-Scholes fair values of its eligible outstanding options and SARs on the Modification Date, reflecting the reduction in their exercise prices of up to $9.00 per share, to determine the non-cash incremental stock-based compensation expense. For holders of outstanding stock options and SARs for which there otherwise could be a negative tax consequence, the exercise price was reduced only to the extent that there would be no tax consequence; and Advent made a cash payment of $5.4 million in July 2013 to the option and SAR holders for the difference between $9.00 and the exercise price reduction of the award. Additionally, Advent modified eligible outstanding RSUs to allow for a cash payment of an amount equivalent to $9.00 per share of the Company’s common stock underlying the unvested RSU upon vesting.

The following table summarizes the Black-Scholes inputs used in calculating the fair value and incremental expense to be recognized in connection with the equity award modification for stock options and SARs during the three months ended June 30, 2013:

Stock Options & SARs	Pre-Modification	Post-Modification
Market price of Advent stock	$26.10	$26.10
Exercise price	$8.28 - $32.85	$7.84 - $23.85
Risk-free interest rate	0.04% - 1.49%	0.04% - 1.23%
Volatility	31.33% - 37.45%	31.33% - 37.40%
Expected life (in years)	0.26 - 6.40	0.26 - 5.38
Expected dividends	None	None

The following table sets forth the financial impact of the equity award modification that occurred during the three months ended June 30, 2013 (in millions):

			Stock-Based
		Total	Compensation	Unamortized
		Incremental	Expense	Stock-Based
	Cash	Stock-Based	Recognized During the	Compensation
	or	Compensation	Three Months Ended	Expense as of
	Non-Cash	Expense	June 30, 2013	June 30, 2013

Modification of options and SARs	Non-cash	$25.1	$16.1	$9.0
Modification of options and SARs	Cash	5.4	5.4	—
Modification of RSUs	Cash	10.7	0.4	10.3

Total excluding estimated forfeitures		$41.2	$21.9	$19.3
Total including estimated forfeitures		$37.6	$21.9	$15.7

As of June 30, 2013, the remaining unamortized stock-based compensation expense including estimated forfeitures of approximately $15.7 million related to the modification of unvested options, SAR and RSU awards, will be recognized over the original remaining vesting periods of the awards, which range from 1 to 47 months. The vested portion of each award was determined on a grant-by-grant basis, based on the extent to which the award was vested as of the Modification Date which resulted in stock-based compensation expense of $21.9 million being recognized during the three months ended June 30, 2013.

Stock-Based Compensation Expense

Stock-based compensation expense related to stock options, stock appreciation rights (“SARs”), employee stock purchase plan (“ESPP”) shares, and restricted stock units (“RSUs”) was recognized in the Company’s condensed consolidated statement of operations, including the impact of the equity award modification, for the periods presented as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Statement of operations classification
Cost of recurring revenues	$1,306	$610	$1,794	$1,195
Cost of non-recurring revenues	1,730	264	2,112	595
Total cost of revenues	3,036	874	3,906	1,790

Sales and marketing	6,523	1,729	8,046	3,386
Product development	3,532	1,438	4,858	2,898
General and administrative	14,098	1,043	15,396	1,899
Total operating expenses	24,153	4,210	28,300	8,183

Total stock-based employee compensation expense	27,189	5,084	32,206	9,973

Tax effect on stock-based employee compensation expense	(11,116)	(2,041)	(13,162)	(3,829)

Effect on net income from continuing operations, net of tax	$16,073	$3,043	$19,044	$6,144

As of June 30, 2013, total compensation cost related to unvested awards not yet recognized under all equity compensation plans and including the impact of the equity award modification, adjusted for estimated forfeitures, was $61.8 million and is expected to be recognized through the remaining vesting period of each grant, with a weighted average remaining period of 2.6 years.

Valuation Assumptions

Advent uses the Black-Scholes option pricing model and the straight-line attribution approach to determine the grant date fair value of stock options, SARs and the ESPP. The fair value of RSUs is equal to the Company’s closing stock price on the date of grant.

The following Black-Scholes option pricing model assumptions were used for stock options and SARs granted, and for the ESPP, in the following periods:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Stock Options & SARs
Risk-free interest rate	0.5% - 1.0%	0.6% - 1.0%	0.5% - 1.0%	0.6% - 1.2%
Volatility	33.4% - 38.5%	38.4% - 39.7%	33.4% - 38.8%	38.4% - 42.6%
Expected life (in years)	3.94 - 5.06	4.02 - 5.14	3.94 - 5.06	4.02 - 5.14
Expected dividends	None	None	None	None

Employee Stock Purchase Plan
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Volatility	31.8%	31.0%	31.8%	31.0%
Expected life (in years)	0.5	0.5	0.5	0.5
Expected dividends	None	None	None	None

Volatility for the periods presented was calculated using an equally weighted average of the Company’s historical and implied volatility of its common stock. The Company believes that this blended calculation of volatility is the most appropriate indicator of expected volatility and best reflects expected market conditions.

Expected life for the periods presented was determined based on the Company’s historical experience of similar awards, giving consideration to the contractual terms or offering periods, vesting schedules and expectations of future employee behavior.

Risk-free interest rate for the periods presented was based on the U.S. Treasury yield curve in effect at the date of grant for periods corresponding with the expected life.

The dividend yield assumption is based on the Company’s history of not paying dividends and the future expectation of no recurring dividend payouts.

Equity Award Activity

The Company’s stock option and SAR activity for the six months ended June 30, 2013 was as follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Life	Value
	(in thousands)	Price	(in years)	(in thousands)

Outstanding at December 31, 2012	7,668	$19.82
Options & SARs granted	1,152	$30.49
Options & SARs exercised	(2,050)	$15.71
Options & SARs canceled	(220)	$25.51
Outstanding at June 30, 2013	6,550	$22.79	0.03	$80,371
Exercisable at June 30, 2013	3,215	$18.74	0.03	$52,460

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $35.06 on June 30, 2013 for options and SARs that were in-the-money as of that date.

The weighted average grant date fair value of options and SARs granted, total intrinsic value of options and SARs exercised and cash received from options exercised during the periods presented were as follows (in thousands, except weighted average grant date fair value):

	Six Months Ended June 30
	2013	2012
Options and SARs
Weighted average grant date fair value	$10.45	$9.38
Total intrinsic value of awards exercised	$26,518	$6,578

Options
Cash received from exercises	$16,212	$3,269

The Company settles exercised stock options and SARs with newly issued common shares.

The Company’s RSU activity for the six months ended June 30, 2013 was as follows:

		Weighted
	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value

Outstanding and unvested at December 31, 2012	1,273	$18.16

RSUs granted	360	$30.56

RSUs vested	(323)	$22.35

RSUs canceled	(100)	$24.72

Outstanding and unvested at June 30, 2013	1,210	$20.19

The weighted average grant date fair value of RSUs was determined based on the closing market price of the Company’s common stock on the date of the award. The aggregate intrinsic value of RSUs outstanding at June 30, 2013 was $42.4 million based on the Company’s closing stock price of $35.06 per share on that date.

Note 14—Net (Loss) Income Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per-share data):

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Numerator:
Net (loss) income:
Continuing operations	$(4,155)	$7,197	$7,902	$14,514
Discontinued operation	110	245	88	222

Total operations	$(4,045)	$7,442	$7,990	$14,736

Denominator:
Denominator for basic net (loss) income per share- weighted average shares outstanding	51,639	50,754	51,101	50,887

Dilutive common equivalent shares:
Employee stock options and other	—	2,223	1,142	2,230

Denominator for diluted net (loss) income per share- weighted average shares outstanding, assuming exercise of potential dilutive common equivalent shares	51,639	52,977	52,243	53,117

Net (loss) income per share (1):
Basic:
Continuing operations	$(0.08)	$0.14	$0.15	$0.29
Discontinued operation	0.00	0.00	0.00	0.00

Total operations	$(0.08)	$0.15	$0.16	$0.29

Diluted:
Continuing operations	$(0.08)	$0.14	$0.15	$0.27
Discontinued operation	0.00	0.00	0.00	0.00

Total operations	$(0.08)	$0.14	$0.15	$0.28

(1) Net (loss) income per share is based on actual calculated values and totals may not sum due to rounding.

Weighted average stock options, SARs and RSUs of approximately 7.8 million and 4.6 million for the three and six months ended June 30, 2013, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. Similarly, 2.6 million and 2.3 million were excluded in the comparable periods of 2012, respectively. When in a net loss position, all outstanding common equivalent shares are excluded from the denominator as their inclusion would be anti-dilutive.

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

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities. The fair value of these certain financial assets was determined using the following inputs as of June 30, 2013 and December 31, 2012 (in thousands):

	Fair Value
	as of
	June 30, 2013	Level 1	Level 2	Level 3
Financial Assets:
Money Market Funds (1)	$287,465	$287,465	$—	$—
U.S. government debt securities (4)	35,000	—	35,000	—
Corporate debt securities (1)	38,839	—	38,839	—
Foreign government debt securities (2)	3,603	—	3,603	—

Financial Liabilities:
Debt (5)	$225,000	$—	$225,000	$—

	Fair Value
	as of
	December 31, 2012	Level 1	Level 2	Level 3
Financial Assets:
Money Market Funds (1)	$47,086	$47,086	$—	$—
U.S. government debt securities (3)	59,815	55,817	3,998	—
Corporate debt securities (3)	110,508	—	110,508	—
Foreign government debt securities (2)	2,421	—	2,421	—

Financial Liabilities:
Debt (5)	$95,000	$—	$95,000	$—

(1)          Included in cash and cash equivalents in the Company’s condensed consoldiated balance sheet.

(2)            Included in short-term marketable securities in the Company’s condensed consolidated balance sheet.

(3)            Included in short-term and long-term marketable securities in the Company’s condensed consolidated balance sheet.

(4)            Included in cash and cash equivalents, short-term and long-term marketable securities in the Company’s condensed consolidated balance sheet.

(5)            Included in current portion of long-term debt and long-term debt in the Company’s condensed consolidated balance sheet.

There were no transfers between Level 1 and Level 2 assets during the six months ended June 30, 2013 and Advent does not have any significant assets or liabilities that utilize unobservable or Level 3 inputs.

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

Note 16 — Accumulated Other Comprehensive Income

The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income and reclassifications from accumulated other comprehensive income for the six months ended June 30, 2013 and 2012 (in thousands):

Changes in Accumulated Other Comprehensive Income by Component

	Change in
	Fair Value of	Foreign
	Available-For-Sale	Currency
	Securities	Translation	Total

Balance at December 31, 2012	$(11)	$10,041	$10,030

Other comprehensive loss before reclassification (net of taxes of $8 and $0, respectively)	(15)	(3,650)	(3,665)
Amounts reclassified from accumulated other comprehensive income	(11)	—	(11)

Net current period other comprehensive loss	(26)	(3,650)	(3,676)

Balance at June 30, 2013	$(37)	$6,391	$6,354

Reclassifications From Accumulated Other Comprehensive Income

	Six Months Ended June 30
	2013	Statement of Operations Classification:

Realized gain on sale of marketable securities	$19	Interest and other income (expense), net
Income tax benefit	(8)	Provision for income taxes
	$11	Net income

There were no transfers out of accumulated other comprehensive income during the three months ended June 30, 2013.

Note 17 — Subsequent Events

On July 5, 2013, the Company borrowed $125 million under the revolving line of credit that was used to finance the Special Dividend.

On July 9, 2013, the Company paid the Special Dividend totaling $470.1 million to stockholders.

In July 2013, the Company paid $5.4 million to stock option and SAR holders in connection with the equity award modification.

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

Operating Overview

Operating highlights of our second quarter of 2013 include:

•                  New and incremental bookings. The term license, Advent OnDemand and Black Diamond contracts signed in the second quarter of 2013 will contribute approximately $6.7 million in annual revenue (“annual contract value” or “ACV”) once they are fully implemented. This represents a 7% decrease from the $7.2 million of ACV booked from contracts signed in the second quarter of 2012.

•                  Renewal rates. Renewal rates, which are based on cash collections and therefore reported one quarter in arrears, were 94% for the first quarter of 2013.  This represents an increase of 3 points over the first quarter of 2012.

•                  Debt modification. On June 12, 2013, we amended and restated our existing credit agreement. The amended agreement provides for a $225 million term loan and a $200 million revolving line of credit. Principal payments with respect to the term loans will be made in 20 equal consecutive quarterly principal installments of $5 million, commencing on September 13, 2013, with the remaining outstanding principal balance and all accrued and unpaid interest due on June 12, 2018. Principal payments with respect to the revolving loans, together with all accrued and unpaid interest, are due on June 12, 2018. We may prepay the term loans and revolving loans at any time without penalty. The revolving loans and term loans bear interest, at our option, at the alternate base rate plus a margin of 0.25% to 1.25% or an adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 1.25% to 2.25%, in each case with such margin being determined based on the consolidated leverage ratio for the preceding four fiscal quarter period. In June 2013, we paid down $92.5 million on our existing credit agreement and borrowed $225 million of term loans; and in July 2013 we borrowed an additional $125 million under the revolving line of credit to finance the Special Dividend described below.

•                  Special dividend. On June 12, 2013, our Board of Directors declared a one-time special cash dividend of $9 per share payable on July 9, 2013 to shareholders of record on July 1, 2013 (the “Special Dividend”).  A total of $470.1 million was paid on 52.2 million shares on July 9, 2013.

•                  Equity award modification.  In conjunction with the Special Dividend, we modified our employee stock option plans to enable the reduction of outstanding equity awards exercise prices by $9.00 per option to reflect the impact of the Special Dividend. We recalculated the Black-Scholes fair values of its eligible outstanding options and SARs on the Modification Date, reflecting the reduction in their exercise prices of up to $9.00 per share, to determine the non-cash incremental stock-based compensation expense. For certain options that could not be reduced by the full $9.00, we compensated those option holders in July 2013 with a cash payment for the difference between $9.00 and the reduction of their exercise price.  Holders of restricted stock units (RSUs) will receive the right to receive $9.00 per RSU upon vesting.

The total charge resulting from the equity award modifications was $41.2 million, comprised of $16.1 million in cash charges and $25.1 million in non-cash charges. We recognized $21.9 million of charges in cost of revenues and operating expenses in the second quarter of 2013. We expect total stock-based compensation expense to be approximately $8.0 million in the third quarter of 2013.

•                  Recapitalization expenses. During the second quarter of 2013, in conjunction with the debt modification, Special Dividend and equity award modification, we incurred a total of $6.0 million in operating expenses related to advisory fees from third parties including financial advisory fees, legal fees, and valuation fees.  We have reported those fees as a separate line item within our operating expenses.  Additionally, we incurred a total of $0.7 million of third party financing fees in conjunction with the debt refinancing which has been included in interest expense.

•                  Second quarter loss from continuing operations before income taxes and comparability to prior year performance.  We incurred a loss from continuing operations before income taxes of $7.2 million in the second quarter of 2013 as a result of the second quarter expenses relating to the equity award modification of $21.9 million and total recapitalization expenses of $6.7 million.  In the second quarter of 2012, we reported income from continuing operations before income taxes of $11.3 million.  Absent the expenses associated with the recapitalization and equity award modification in our third and fourth quarters of 2013, we expect our trend of improved quarterly profitability over the prior year to continue.

•                  Operating cash flows.  Cash flows from operations in the second quarter of 2013 were $21.9 million. This represents an increase of 47% compared with $14.9 million in the second quarter of 2012.

Financial Overview

Financial highlights of our second quarter of 2013 and 2012 were as follows (in thousands, except per share amounts, percentages and margin changes):

			Percentage /
	Three Months Ended June 30		Margin
	2013	2012	Change

Net revenues	$96,123	$89,724	7%
Gross margin	$65,727	$58,395	13%
Gross margin percentage	68.4%	65.1%	3.3%
Operating (loss) income	$(5,849)	$12,063	(148)%
Operating margin percentage	(6.1)%	13.4%	(19.5)%
Net (loss) income from continuing operations	$(4,155)	$7,197	(158)%
Net (loss) income from continuing operations per diluted share	$(0.08)	$0.14	(159)%
Operating cash flows	$21,875	$14,929	47%

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

The term license component of the deferred revenue balance related to implementations in process will increase or decrease in the future depending on the amount of new term license bookings relative to the number of implementations that reach completion in a particular quarter. For the three months ended June 30, 2013 and 2012, changes in the net term license component of deferred revenues increased (decreased) the Company’s revenues as follows (in thousands):

	Three Months Ended June 30
	2013	2012	Change

Term license revenues	$206	$1,353	$(1,147)
Professional services and other	(549)	287	(836)

Total net revenues	$(343)	$1,640	$(1,983)

During the second quarter of 2013, we deferred net revenues of $0.3 million and directly related expenses of $0.3 million associated with our term licensing model.

As of June 30, 2013 and December 31, 2012, deferred revenue and directly related expense balances associated with our term licensing deferral were as follows (in thousands):

	June 30	December 31
	2013	2012
Deferred revenues
Short-term	$32,709	$29,735
Long-term	7,143	6,647

Total	$39,852	$36,382

Directly-related expenses
Short-term	$11,145	$10,787
Long-term	4,732	3,598

Total	$15,877	$14,385

Deferred net revenues and directly-related expenses are classified as “Deferred revenues” (short-term and long-term) and as “Prepaid expenses and other” and “Other assets,” respectively, in the accompanying condensed consolidated balance sheets.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2013 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Recent Accounting Pronouncements

With the exception of the pronouncement below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2013, as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, that are of significance, or potential significance, to our condensed consolidated financial statements.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

(“ASU 2013-02”). ASU 2013-02 provides additional guidance regarding reclassifications out of accumulated other comprehensive income (“AOCI”). ASU 2013-02 requires entities to report the effect of significant reclassifications out of AOCI on the respective line items in net income unless the amounts are not reclassified in their entirety to net income. For amounts that are not required to be reclassified in their entirety to net income in the same reporting period, entities are required to cross-reference other disclosures that provide additional detail about those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this ASU in our first quarter of 2013 had no impact on our condensed consolidated financial results as the guidance relates only to additional disclosures.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 clarifies the applicable guidance applied for the release of cumulative translation adjustments into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity. ASU 2013-05 is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. ASU 2013-05 was early adopted by us effective April 1, 2013 and had no impact on our condensed consolidated financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires, unless certain conditions exists, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. ASU 2013-11 is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application is permitted. ASU 2013-05 was early adopted by us effective April 1, 2013 and had no impact on our condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

The following table summarizes, for the periods indicated, certain items in the condensed consolidated statements of operations as a percentage of net revenues. The financial information and the ensuing discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012

Net revenues:
Recurring revenues	92%	90%	92%	90%
Non-recurring revenues	8	10	8	10

Total net revenues	100	100	100	100

Cost of revenues:
Recurring revenues	19	20	18	20
Non-recurring revenues	10	12	10	12
Amortization of developed technology	2	3	3	3

Total cost of revenues	32	35	31	34

Gross margin	68	65	69	66

Operating expenses:
Sales and marketing	24	22	21	22
Product development	19	18	18	19
General and administrative	24	10	17	11
Amortization of other intangibles	1	1	1	1
Recapitalization costs	6	*	3	*
Restructuring charges	1	*	2	*

Total operating expenses	74	52	63	52

(Loss) income from continuing operations	(6)	13	5	14
Interest and other income (expense), net	(1)	(1)	(1)	(1)

(Loss) income from continuing operations before income taxes	(7)	13	5	13
(Benefit) provision for income taxes	(3)	5	*	5

Net (loss) income from continuing operations	(4)	8	4	8

Discontinued operation:
Net income from discontinued operation	*	*	*	*

Net (loss) income	(4)%	8%	4%	8%

Percentages are based on actual values. Totals may not sum due to rounding.

* Less than 1%.

NET REVENUES

	Three Months Ended June 30			Six Months Ended June 30
	2013	2012	Change	2013	2012	Change

Total net revenues (in thousands)	$96,123	$89,724	$6,399	$188,613	$176,628	$11,985

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

Revenues as a percentage of total net revenues for the periods presented were as follows:

	Three Months Ended June 30		Six Months Ended June 30
As a percentage of total net revenues	2013	2012	2013	2012

Revenues from recurring sources	92%	90%	92%	90%
Revenues from non-recurring sources	8%	10%	8%	10%

Revenues derived from sales outside the U.S. were 17% of total net revenues in the second quarter of 2013 and 2012. For the six months ended June 30, 2013 and 2012, revenues derived from sales outside the U.S. were 18% and 17%, respectively, of total net revenues. The increase as a percentage of total revenues during the year-to-date period of 2013, when compared to the same period last year, primarily reflects a slight rebound in growth outside the U.S. as the European sovereign debt crisis continues to subside. We plan to continue expanding our sales efforts outside the U.S., both in our current markets and elsewhere. Except for the U.S., the revenues from customers in any single country did not exceed 10% of total net revenues for the three and six months ended June 30, 2013.

We expect total net revenues from continuing operations to be between $93 million and $95 million in the third quarter of 2013, and to be between $375 million and $379 million for fiscal 2013.

Recurring Revenues

	Three Months Ended June 30			Six Months Ended June 30
(in thousands, except percent of total net revenues)	2013	2012	Change	2013	2012	Change

Term license revenues	$45,030	$39,765	$5,265	$86,282	$78,381	$7,901
Maintenance revenues	16,334	16,649	(315)	32,770	33,309	(539)
Other recurring revenues	26,899	24,528	2,371	53,694	47,972	5,722

Total recurring revenues	$88,263	$80,942	$7,321	$172,746	$159,662	$13,084

Percent of total net revenues	92%	90%		92%	90%

Revenues from term licenses, which include both software license and maintenance services for term licenses, increased $5.3 million and $7.9 million during the three and six months ended June 30, 2013, respectively, when compared to the same periods of 2012. The growth of term license revenues reflects the continued layering of incremental annual contract value (ACV) of term licenses sold in previous periods into our term revenue and the continued market acceptance of our products.

For our term licenses, we defer all revenue on new bookings until our implementation services are complete. The change in our term license implementation deferral increased (decreased) term license revenues as follows (in thousands):

	Three Months Ended June 30			Six Months Ended June 30
	2013	2012	Change	2013	2012	Change

Term license revenues	$206	$1,353	$(1,147)	$(1,469)	$1,668	$(3,137)

During the three months ended June 30, 2013, an increase in new service engagements as a result of bookings from the latter half of 2012 and the first half of 2013 drove the increase in implementation services. However, a number of projects completed in the three months ended June 30, 2013, caused a net release in deferred term license revenues for the second quarter of 2013. During the first quarter of 2013, a large number of projects were in the implementation phase, leading to a net increase in deferred term license revenues.

We generally do not sell perpetual licenses to new customers. As a result, maintenance revenues from perpetual licenses decreased $0.3 million and $0.5 million during the three and six months ended June 30, 2013, when compared to the same periods of 2012. This decrease was due to maintenance de-activations from customer attrition, maintenance level downgrades, reductions in products licensed or number of users by clients, perpetual license customers migrating to term licenses, and a decrease in new perpetual license customers, partially offset by the impact of price increases.

Other recurring revenues, which primarily include revenues from incremental assets under administration fees from perpetual licenses, data services, outsourced services, Advent OnDemand, web-based services and Black Diamond, increased $2.4 million and $5.7 million during the three and six months ended June 30, 2013, respectively, when compared to the same periods of 2012. The increase in other recurring revenues is primarily due to growth in revenues of $1.1 million and $2.8 million, during the three and six months ended June 30, 2013, respectively, from our Black Diamond product and to a lesser extent, growth in revenues from data services, outsourced services, and web-based services.

Our renewal rates are based on cash collections and are disclosed one quarter in arrears. We disclose our renewal rates one quarter in arrears in order to include substantially all payments received against the invoices for that quarter. We also update our renewal rates from the initially disclosed rates to include all cash collections subsequent to the initial disclosure. The following summarizes our initial and updated renewal rates (operational metric) since the first quarter of 2012:

	Renewal Quarter
Renewal Rates	Q213		Q113	Q412	Q312	Q212	Q112
Based on cash collections relative to prior year collections

Initially Disclosed Renewal Rate (1)		(2)	94%	91%	94%	87%	91%
Updated Disclosed Renewal Rate (3)	n/a		n/a	94%	97%	92%	96%

(1)         “Initially Disclosed Renewal Rate” is based on cash collections and reported one quarter in arrears.

(2)         The initially disclosed renewal rate for the second quarter of 2013 is not currently available as it is disclosed one quarter in arrears in order to include substantially all payments against invoices for this quarter.

(3)         “Updated Disclosed Renewal Rate” reflects initially disclosed rate updated for subsequent cash collections.

The initially disclosed renewal rate was 94% for the first quarter of 2013. This rate was 3 points higher compared with the first quarter of 2012 due to improved cash collections and less merger-related customer attrition.

Non-Recurring Revenues

	Three Months Ended June 30			Six Months Ended June 30
(in thousands, except percent of total net revenues)	2013	2012	Change	2013	2012	Change

Professional services and other revenues	$7,341	$8,370	$(1,029)	$14,393	$15,347	$(954)
Perpetual license fees	519	412	107	1,474	1,619	(145)

Total non-recurring revenues	$7,860	$8,782	$(922)	$15,867	$16,966	$(1,099)

Percent of total net revenues	8%	10%		8%	10%

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

Professional services and other revenues changed due to the following (in thousands):

	Change From	Change From
	2012 to 2013	2012 to 2013
	QTD	YTD

Decreased consulting services	$(2,672)	$(4,286)
Decreased revenue related to term license implementation deferral	(836)	(1,549)
Increased data conversion	1,292	2,344
Increased training	698	1,488
Increased custom reports	602	640
Various other items	(113)	409

Total change	$(1,029)	$(954)

Beginning on January 1, 2013, we began accounting for professional service revenues on a more granular level. As a result, professional services revenue, which was previously classified as consulting services, is now being classified as data conversion, training and customer reports revenue causing the fluctuations in the three and six months ended June 30, 2013. The overall decrease in professional services and other revenues in absolute dollars and as a percentage of total revenues during the three and six months ended June 30, 2013, compared to the same periods last year, primarily reflects the increase in net term license implementation deferral associated with in-process term license implementations as a result of more ongoing projects in 2013 than in the comparable period last year.

The change in our term license implementation deferral (decreased) increased professional services and other revenues as follows (in thousands):

	Three Months Ended June 30			Six Months Ended June 30
	2013	2012	Change	2013	2012	Change

Professional services and other	$(549)	$287	$(836)	$(2,000)	$(451)	$(1,549)

The increase in deferred professional services and other revenue during the three and six months ended June 30, 2013 was primarily due to more projects in the implementation phase compared to the same period in the previous year.

Total perpetual license fees increased during the three months ended June 30, 2013 and decreased during the six months ended June 30, 2013, compared to the respective periods last year, primarily due to an increase or decrease, respectively, in sales of perpetual seat licenses and modules to our existing perpetual client base.

COST OF REVENUES

	Three Months Ended June 30			Six Months Ended June 30
(in thousands, except percent of total net revenues)	2013	2012	Change	2013	2012	Change

Stock-based compensation expense	$3,036	$874	$2,162	$3,906	$1,790	$2,116
All other cost of revenues	$27,360	$30,455	$(3,095)	$54,969	$58,674	$(3,705)
Percent of total net revenues	28%	34%		29%	33%
Total cost of revenues	$30,396	$31,329	$(933)	$58,875	$60,464	$(1,589)
Percent of total net revenues	32%	35%		31%	34%

Cost of revenues is made up of three components: cost of recurring revenues, cost of non-recurring revenues and amortization of developed technology, and are discussed individually in the following discussion. Gross margin improved to 68% in the second quarter of 2013 from 65% in the second quarter of 2012 as we expanded our recurring revenue gross margins from our improved efficiency in our global support organization and better margins in our professional services practice.

Cost of Recurring Revenues

	Three Months Ended June 30			Six Months Ended June 30
(in thousands, except percent of total net revenues)	2013	2012	Change	2013	2012	Change

Stock-based compensation expense	$1,306	$610	$696	$1,794	$1,195	$599
All other cost of recurring revenues	$16,673	$17,210	$(537)	$32,597	$33,551	$(954)
Percent of total recurring revenues	19%	21%		19%	21%
Total cost of recurring revenues	$17,979	$17,820	$159	$34,391	$34,746	$(355)
Percent of total recurring revenues	20%	22%		20%	22%

Cost of recurring revenues consists of the direct costs related to providing and supporting our outsourced services, providing technical support services under maintenance and term license agreements and other services for recurring revenues, and royalties paid to third party vendors.

Cost of recurring revenues changed due to the following (in thousands):

	Change From	Change From
	2012 to 2013	2012 to 2013
	QTD	YTD

Increased stock-based compensation	$696	$599
Increased allocation-in of facility and infrastructure expenses	294	523
Decreased payroll and related	(607)	(914)
Decreased travel and entertainment	(281)	(601)
Various other items	57	38

Total change	$159	$(355)

The increase in the cost of recurring revenues for the three months ended June 30, 2013 was primarily due to the increase in stock-based compensation expense associated with our equity award modification and an increase in allocation-in of facility and infrastructure expenses. The decrease for the six months ended June 30, 2013 was primarily due to a decrease in payroll and related costs which reflects lower salary and bonus expenses as a result of less headcount from the re-organization plan that was approved in October 2012 and decrease in travel and entertainment costs due to less travel associated with providing technical support services. These decreases were partially offset by the increase in stock-based compensation expense and an increase in allocation-in of facility and infrastructure expenses due to additional facility costs associated with the expansion of our facilities in Jacksonville, Florida. Headcount in our client support group decreased from 353 at June 30, 2012 to 339 at June 30, 2013.

Cost of Non-Recurring Revenues

	Three Months Ended June 30			Six Months Ended June 30
(in thousands, except percent of total net revenues)	2013	2012	Change	2013	2012	Change

Stock-based compensation expense	$1,730	$264	$1,466	$2,112	$595	$1,517
All other cost of non-recurring revenues	$8,289	$10,672	$(2,383)	$17,475	$20,009	$(2,534)
Percent of total non-recurring revenues	105%	122%		110%	118%
Total cost of non-recurring revenues	$10,019	$10,936	$(917)	$19,587	$20,604	$(1,017)
Percent of total non-recurring revenues	127%	125%		123%	121%

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

Cost of non-recurring revenues changed due to the following (in thousands):

	Change From	Change From
	2012 to 2013	2012 to 2013
	QTD	YTD

Decreased outside contractors	$(543)	$(418)
Decreased payroll and related	(856)	(732)
Decreased cost related to term license implementation deferral	(380)	(806)
Decreased travel and entertainment	(323)	(473)
Increased stock-based compensation	1,466	1,517
Various other items	(281)	(105)

Total change	$(917)	$(1,017)

The decrease in the cost of non-recurring revenues during the three and six months ended June 30, 2013 primarily reflects decreased utilization of third-party contractors, a decrease in payroll and related costs which reflects lower salary and bonus expenses from less headcount as a result of the re-organization plan that was approved in October 2012, an increase in deferred professional service costs as a result of more projects in the implementation phase, and classification of certain costs of our professional services team into cost of recurring and product development. Certain professional services resources were redeployed to our cost of recurring or product development groups in 2013 and, as a result, their associated costs are now classified in cost of recurring or product development effective January 1, 2013. Travel and entertainment costs decreased primarily due to less travel activity by consultants. These decreases were partially offset by an increase in stock-based compensation expense associated with the equity award modification.

At the point professional services are substantially completed, we recognize a pro-rata amount of the related expenses based on the elapsed time from the start of the term license to the substantial completion of professional services. The remainder of the related expenses is recognized ratably over the remaining contract term.

The increase in our term license deferral decreased professional services costs for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended June 30			Six Months Ended June 30
	2013	2012	Change	2013	2012	Change

Professional services costs	$(382)	$(2)	$(380)	$(1,276)	$(470)	$(806)

The increase in deferred professional services costs in the second quarter of 2013 and 2012 was primarily due to relatively more projects in the implementation phase as a result of strong bookings in the latter half of 2012 and the first half of 2013 compared to the same periods in the previous years.

Gross margins for non-recurring revenues were (27)% and (25)% for the three months ended June 30, 2013 and 2012, respectively, and (23)%, and (21)% during the six months ended June 30, 2013 and 2012, respectively. The decrease in gross margin during 2013 was primarily due to the incremental stock-based compensation expense associated with our modification of outstanding equity awards, partially offset by slightly higher billable utilization of professional services consultants.

Amortization of Developed Technology

	Three Months Ended June 30			Six Months Ended June 30
	2013	2012	Change	2013	2012	Change

Amortization of developed technology (in thousands)	$2,398	$2,573	$(175)	$4,897	$5,114	$(217)
Percent of total net revenues	2%	3%		3%	3%

Amortization of developed technology represents amortization of acquisition-related intangibles, and amortization of capitalized software development costs. The decrease during the three and six months ended June 30, 2013 compared to the same periods last year resulted from decreased amortization from other developed technology assets that were fully amortized during 2012 and the first half of 2013, which were partially offset by additional amortization from software development costs capitalized during 2012 and the first half of 2013.

OPERATING EXPENSES

Sales and Marketing

	Three Months Ended June 30			Six Months Ended June 30
(in thousands, except percent of total net revenues)	2013	2012	Change	2013	2012	Change

Stock-based compensation expense	$6,523	$1,729	$4,794	$8,046	$3,386	$4,660
All other sales and marketing	$16,694	$17,982	$(1,288)	$32,375	$34,771	$(2,396)
Percent of total net revenues	17%	20%		17%	20%
Total sales and marketing expense	$23,217	$19,711	$3,506	$40,421	$38,157	$2,264
Percent of total net revenues	24%	22%		21%	22%

Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars.

Sales and marketing expense changed due to the following (in thousands):

	Change From	Change From
	2012 to 2013	2012 to 2013
	QTD	YTD

Increased stock-based compensation	$4,794	$4,660
Decreased payroll and related	(909)	(2,079)
Decreased travel and entertainment	(355)	(309)
Various other items	(24)	(8)

Total change	$3,506	$2,264

The increase in total sales and marketing expenses in absolute dollars during the three and six months ended June 30, 2013 compared to the same period last year was due to the increase in stock-based compensation expense associated with the equity award modification, which was partially offset by lower payroll and related expenses associated with lower salary, commissions and bonus expense from lower headcount due to the re-organization plan that was approved in October 2012. Consequently, headcount decreased from 212 at June 30, 2012 to 181 at June 30, 2013.

Product Development

	Three Months Ended June 30			Six Months Ended June 30
(in thousands, except percent of total net revenues)	2013	2012	Change	2013	2012	Change

Stock-based compensation expense	$3,532	$1,438	$2,094	$4,858	$2,898	$1,960
All other product development expense	$14,391	$15,063	$(672)	$30,027	$30,402	$(375)
Percent of total net revenues	15%	17%		16%	17%
Total product development expense	$17,923	$16,501	$1,422	$34,885	$33,300	$1,585
Percent of total net revenues	19%	18%		18%	19%

Product development expenses consist primarily of salary and benefits for our development staff as well as contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services.

Product development expenses changed due to the following (in thousands):

	Change From	Change From
	2012 to 2013	2012 to 2013
	QTD	YTD

Increased stock-based compensation	$2,094	$1,960
Increased allocation-in of facility and infrastructure expenses	210	361
Decreased payroll and related	(394)	(594)
Increased capitalization of product development	(558)	(215)
Various other items	70	73

Total change	$1,422	$1,585

The increase in total product development expenses during the three and six months ended June 30, 2013 was primarily due to an increase in stock-based compensation costs associated with our equity award modification. Additionally, we allocate facility and infrastructure expenses based on headcount and, during the first half of 2013, we allocated more of these costs to our product development department as relative headcount in other departments decreased and product development headcount remained relatively constant. These increases were partially offset by a decrease in payroll and related costs due to less headcount from the re-organization plan and an increase in capitalized costs associated with the timing of our product releases resulting in more costs being capitalized in the second quarter of 2013.

General and Administrative

	Three Months Ended June 30			Six Months Ended June 30
(in thousands, except percent of total net revenues)	2013	2012	Change	2013	2012	Change

Stock-based compensation expense	$14,098	$1,043	$13,055	$15,396	$1,899	$13,497
All other general and administrative expense	$8,543	$8,155	$388	$17,605	$16,968	$637
Percent of total net revenues	9%	9%		9%	10%
Total general and administrative expense	$22,641	$9,198	$13,443	$33,001	$18,867	$14,134
Percent of total net revenues	24%	10%		17%	11%

General and administrative expenses consist primarily of personnel costs for information technology, finance, administration, operations and general management, as well as legal and accounting expenses.

General and administrative expenses changed due to the following (in thousands):

	Change From	Change From
	2012 to 2013	2012 to 2013
	QTD	YTD

Increased stock-based compensation	$13,055	$13,497
Increased payroll and related	462	892
Increased charitable contributions	444	446
Increased allocation-out of facility and infrastructure expenses	(580)	(1,043)
Various other items	62	342

Total change	$13,443	$14,134

The increase in total general and administrative expenses for the three and six months ended June 30, 2013 was primarily due to increased stock-based compensation expense resulting from the equity award modification. As the compensation of our directors and several of our executive management team members are included in general and administrative expenses, approximately 52%, or $14.1 million, of the total stock compensation expense of $27.2 million recorded in the second quarter of 2013 was allocated to general and administrative. To a lesser extent, the increase was also due to increased charitable contributions made during the second quarter of 2013, and payroll and related expenses resulting from higher payroll taxes and contractor expense. These increases were partially offset by an increase in the allocation-out of corporate expenses to other departments. Corporate expenses, such as facility and information costs, are initially recognized in our general and administrative department and then allocated out to other departments based on relative headcount. As our facility costs increased and headcount in our other departments grew at a higher rate than our general and administrative department, we allocated-out more facility and information technology costs during the first half of 2013.

Amortization of Other Intangibles

	Three Months Ended June 30			Six Months Ended June 30
	2013	2012	Change	2013	2012	Change
Amortization of other intangibles (in thousands)	$953	$956	$(3)	$1,910	$1,912	$(2)
Percent of total net revenues	1%	1%		1%	1%

Other intangibles represent amortization of non-technology related to acquired intangible assets.

Recapitalization Costs

	Three Months Ended June 30			Six Months Ended June 30
	2013	2012	Change	2013	2012	Change

Recapitalization costs (in thousands)	$6,041	$—	$6,041	$6,041	$—	$6,041
Percent of total net revenues	6%	0%		3%	0%

During the three months ended June 30, 2013, in conjunction with the debt modification, Special Dividend and equity award modification, we incurred a total of $6.0 million in operating expenses related to advisory fees from third parties including financial advisory fees, legal fees, and valuation fees.

We do not expect to incur any recapitalization costs during the second half of 2013.

Restructuring Charges

	Three Months Ended June 30			Six Months Ended June 30
	2013	2012	Change	2013	2012	Change

Restructuring charges (benefit) (in thousands)	$801	$(34)	$835	$3,116	$70	$3,046
Percent of total net revenues	1%	0%		2%	0%

During the first half of 2013, we continued the re-organization plan which was approved in October 2012 to align strategy and function, reduce operating costs and improve profitability. As a result, we recorded restructuring charges of $0.8 million and $3.1 million during the three and six months ended June 30, 2013, respectively, for employee termination benefits associated with a workforce reduction. The total recognized cost to date associated with the re-organization plan was approximately $6.7 million and is expected to total approximately $7.0 million upon completion.

We expect annual operating expense run rate savings of $12 million as a result of the re-organization plan.

For additional analysis of the components of the payments and charges made against the restructuring accrual during the first half of 2013, see Note 9, “Restructuring Charges” to the accompanying condensed consolidated financial statements for additional information.

Interest and Other Income (Expense), Net

	Three Months Ended June 30			Six Months Ended June 30
	2013	2012	Change	2013	2012	Change

Interest and other income (expense), net (in thousands)	$(1,330)	$(803)	$(527)	$(1,633)	$(975)	$(658)
Percent of total net revenues	(1)%	(1)%		(1)%	(1)%

Interest and other income (expense), net consists of interest income and interest expense, realized gains and losses on investments and foreign currency gains and losses.

Interest and other income (expense), net changed due to the following (in thousands):

	Change From	Change From
	2012 to 2013	2012 to 2013
	QTD	YTD

Increase in interest expense	$(982)	$(1,081)
Impact of foreign exchange	367	252
Increase in interest income	75	177
Various other items	13	(6)

Total change	$(527)	$(658)

The increase in interest expense during the three and six months ended June 30, 2013 compared to the same period last year primarily resulted from third party financing fees of $0.7 million in conjunction with the debt refinancing during the second quarter of 2013; partially offset by foreign exchange gains of $20,000 and $0.2 million as the US dollar weakened against other foreign currencies in the three and six months ended June 30, 2013,  respectively, compared to foreign exchange losses of $(0.3) million and $(0.1) million as the US dollar strengthened in the comparable periods last year.

In the third and fourth quarters of 2013, we expect interest expense to increase to approximately $2.5 million to $2.7 million per quarter as we drew down debt of $225.0 million and $125.0 million in June and July 2013, respectively.

(Benefit) Provision for Income Taxes

	Three Months Ended June 30			Six Months Ended June 30
	2013	2012	Change	2013	2012	Change

(Benefit) provision for income taxes (in thousands)	$(3,024)	$4,063	$(7,087)	$829	$8,369	$(7,540)
Effective tax (benefit) provision rate	(42)%	36%		9%	37%

As a result of our loss before income taxes of $(7.2) million during the three months ended June 30, 2013, we recognized a tax benefit of $(3.0) at an effective tax benefit rate of (42)% for the period. The increase in the effective tax rate for the second quarter is due to a significant reduction in our expected pre-tax book income for the year as a result of expenses associated with our recapitalization. This increases the percentage impact of our net favorable permanent and discrete items which results in booking a higher percentage benefit during a loss quarter.

The effective tax rate for the six months ended June 30, 2013 is significantly lower than the rate for the same period of the prior year. This is due to the significant reduction in our expected pre-tax book income for the year that occurred in the second quarter which resulted in an increase of the percentage impact of our net favorable permanent items on our effective tax rate.

Additionally, the reinstatement of federal research credit in January 2013 resulted in our recognition of the benefit of the entire 2012 credit in the first half of 2013.

We expect our annual effective tax rate for 2013 to be between 30% and 35%.

Discontinued Operation

	Three Months Ended June 30			Six Months Ended June 30
(in thousands)	2013	2012	Change	2013	2012	Change
Net revenues	$—	$—	$—	$—	$—	$—

Net income from operation of discontinued operation (net of applicable taxes of $76, $162, $61 and $147, respectively)	$110	$245	$(135)	$88	$222	$(134)

The decrease in net income from operation of discontinued operation of $0.1 million for the three and six months ended June 30, 2013 was due to the adjustment of our sub-lease income assumptions associated with a restructured facility in New York City.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents, Marketable Securities and Cash Flows

The following is a summary of our cash, cash equivalents and marketable securities (in thousands):

	June 30	December 31
	2013	2012

Cash and cash equivalents	$388,743	$58,217
Short-term and long-term marketable securities	$15,243	$172,744

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

The table below, for the periods presented, provides selected cash flow information (in thousands):

	Six Months Ended June 30
	2013	2012

Net cash provided by operating activities from continuing operations	$39,066	$28,518
Net cash provided by (used in) investing activities from continuing operations	$152,054	$(18,046)
Net cash provided by (used in) financing activities from continuing operations	$139,972	$(23,400)
Net cash used in operating activities from discontinued operation	$(208)	$(337)

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

Our cash provided by operating activities from continuing operations of $39.1 million during the six months ended June 30, 2013 was primarily the result of our net income plus non-cash charges including stock-based compensation, and depreciation and amortization. Cash flows resulting from changes in assets and liabilities include decreases in accounts receivable and deferred revenues, and an increase in accrued liabilities. Days’ sales outstanding were 53 days during the six months ended June 30, 2013, compared to 58 days in the same period of 2012. The decrease in deferred revenue primarily resulted from the ratable recognition of deferred term license, maintenance and other recurring revenues over their contract period during the six months ended June 30, 2013, and the release of deferred revenue associated with our term license implementations. The increase in accrued liabilities reflects the accrual of $5.4 million for cash payments due to certain equity award holders as a result of the equity award modification, as discussed in Note 13, “Stock-Based Compensation”. This increase was partially offset by cash payments of fiscal 2012 liabilities including year-end bonuses, commissions, and payroll taxes. Other changes in assets and liabilities included an increase in accounts payable and a decrease in income taxes payable.

Our cash provided by operating activities from continuing operations of $28.5 million during the six months ended June 30, 2012 was primarily the result of our net income plus non-cash charges including stock-based compensation, and depreciation and amortization. Cash flows resulting from changes in assets and liabilities include decreases in accounts receivable, accrued liabilities and deferred revenues. Days’ sales outstanding were 62 and 58 days during the first and second quarters of 2012, respectively, compared to 60 and 64 days in the first and second quarters of 2011. The decrease in deferred revenue primarily resulted from the ratable recognition of deferred term license, maintenance and other recurring revenues over their contract period during the six months ended June 30, 2012, and the release of deferred revenue associated with our term license implementations. The decrease in accrued liabilities reflects cash payments of fiscal 2011 liabilities including year-end bonuses, commissions, and payroll taxes. Other changes in assets and liabilities included an increase in prepaid and other assets, and income taxes payable.

We expect that cash provided by operating activities for continuing operations may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, new term license bookings that increase deferred revenue, collection of accounts receivable, payment of federal income taxes and timing of payments. We expect cash provided by operating activities to be between $93 million and $97 million for fiscal 2013.

Cash Flows from Investing Activities for Continuing Operations

Net cash provided by investing activities from continuing operations of $152.1 million for the six months ended June 30, 2013 reflects sales and maturities of marketable securities of $213.4 million, partially offset by purchases of marketable securities of $57.9 million, capitalized software development costs of $1.9 million and capital expenditures of $1.6 million primarily related to information technology purchases. Proceeds from the sales and maturities of marketable securities were used to finance the Special Dividend of $470.1 million that was paid in July 2013.

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

Cash Flows from Financing Activities for Continuing Operations

Net cash provided by financing activities increased to $140.0 million for the six months ended June 30, 2013 compared to net cash used in financing activities of $23.4 million during the comparable period of 2012. The financing cash flow increase of $163.4 million during the current period primarily reflects an increase in net debt proceeds of $132.5 million to fund our Special Dividend, decreased common stock repurchases of $26.1 million as we did not make any repurchases in the first half of 2013 and increased proceeds from stock option exercises of $12.9 million. These increases were partially offset by increased financing outflows for the payment of debt issuance costs of $5.7 million associated with our restated credit agreement and increased payments of $6.5 million to satisfy withholding taxes on equity awards that are net settled during the first half of 2013.

Cash Flows from Operating Activities for Discontinued Operation

Net cash used in operating activities from discontinued operation of $0.2 million during the six months ended June 30, 2013 primarily reflects a decrease in accrued restructuring related to cash payments of its facility lease.

Net cash used in operating activities from discontinued operation of $0.3 million during the six months ended June 30, 2012 primarily reflects a decrease in accrued restructuring related to cash payments of its facility lease.

Working Capital

As of June 30, 2013, our continuing operations had negative working capital of $(202.1) million, compared to working capital of $43.0 million at December 31, 2012. The decrease in our working capital during the first half of 2013 was primarily due to the Special Dividend of $470.1 million declared in June 2013 (and paid in July 2013), partially offset by debt borrowings net of repayment of $130.0 million, the generation of operating cash flow of $39.1 million, and proceeds from employee stock option exercises and ESPP purchases totaling $19.4 million. We borrowed an additional $125.0 million in revolving loans in July 2013 and have additional borrowing capacity under our credit facility, as well as future cash flows generated by operating activities, to fund our working capital needs.

As of June 30, 2013, our cash, cash equivalents and marketable securities totaled $404.0 million. Subsequently in July 2013, we had the following significant financing cash flows related to a revolving loan draw down and the payment of the Special Dividend as follows (in millions):

Cash, cash equivalents and marketable securities at June 30, 2013	$404.0

Significant financing cash flows in July 2013
Proceeds from debt	$125.0
Payment of special dividend	$(470.1)

Term Loan and Revolving Credit Facility

On June 12, 2013, we entered into a Restated Credit Agreement. The Restated Credit Agreement amends and restates our existing Credit Agreement, dated November 30, 2011. The Restated Credit Agreement provides for (i) a $225 million term loan facility and (ii) a $200 million revolving credit facility, with a $25 million letter of credit sublimit and a $10 million swingline loan sublimit. We may request revolving loans, swingline loans or the issuance of letters of credit until June 12, 2018, subject to demonstrating pro forma compliance with the financial covenant requirement under the Restated Credit Agreement. We may prepay the term loans and revolving loans at any time without penalty. The Restated Credit Agreement also contains an incremental facility permitting Advent, subject to certain requirements, to arrange with the Lenders and/or new lenders for up to an aggregate of $75 million in additional commitments, which commitments may be for revolving loans or term loans. The proceeds of the revolving loans and term loans made under the Restated Credit Agreement may be used for general corporate purposes, including to finance dividends, repurchase Common Shares, finance acquisitions, or to finance other investments.

In June 2013, as a result of entering into the Restated Credit Agreement, we paid down the balance of $92.5 million on our existing Credit Agreement and borrowed $225.0 million of term loans under our Restated Credit Agreement. As of June 30, 2013, we were in compliance with all associated covenants as follows:

At
	Covenant	June 30, 2013

Maximum leverage ratio	4.00x	2.24x

Minimum interest coverage ratio	2.50x	32.9x

In July 2013, we borrowed an additional $125.0 million of revolving loans under our credit facility.

Off-Balance Sheet Arrangements and Contractual Obligations

The following table summarizes our contractual cash obligations as of June 30, 2013 (in thousands):

	Six
	Months Ended
	December 31	Years Ending December 31
	2013	2014	2015	2016	2017	Thereafter	Total
Operating lease obligations	$4,933	$9,940	$9,714	$8,058	$4,363	$22,780	$59,788
Debt*	10,000	20,000	20,000	20,000	20,000	135,000	225,000
Total	$14,933	$29,940	$29,714	$28,058	$24,363	$157,780	$284,788

*Excludes interest payments on our variable rate debt as amounts are uncertain. Refer to Note 10 “Debt” in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q, for information about the terms of our debt.

As of June 30, 2013, the principal outstanding balance under our Restated Credit Agreement was $225.0 million, which is due in full no later than June 12, 2018.

At June 30, 2013 and December 31, 2012, we had a gross liability of $13.7 million and $12.1 million, respectively, for uncertain tax positions. If recognized, the impact on our statement of operations would be to decrease our income tax expense and increase our net income by $11.4 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of the federal tax benefit of state income tax items. Since almost all of this liability relates to reserves against deferred tax assets that we do not expect to utilize in the short term, we cannot estimate the timing of potential future cash settlements and have not included any estimates in the table of contractual cash obligations above. We expect our cash payments for federal income taxes will be 20% or less of taxable income through 2013 as we have significant net operating losses and tax credit carryforwards to utilize.

At June 30, 2013 and December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Other Liquidity and Capital Resources Considerations

As of June 30, 2013, we had $404.0 million in cash, cash equivalents and marketable securities while also maintaining a debt balance of $225.0 million. As a result of the Special Dividend declared in June 2013, we had a stockholders deficit balance on our balance sheet as of June 30, 2013. To fund the Special Dividend payment of $470.1 million on July 9, 2013, we drew down additional debt of $125.0 million in July 2013.

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

We expect that for the next two years, our debt service costs and other operating expenses will constitute a significant use of cash flow. Accordingly, we anticipate having less available cash to fund acquisitions, repurchase additional common stock, or invest in other businesses, when opportunities arise. Based upon the predominance of our revenues from recurring sources, bookings performance and current expectations, we believe that our cash balances, marketable securities, cash generated from operations and availability under our debt agreement will be sufficient to satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases and interest and repayment of debt principal for the next 12 to 24 months.  However, we may identify opportunities that require us to raise funds, such as acquisitions or other investments in complementary businesses, products or technologies, or increased stock repurchases, and may raise such additional funds through public or private debt or equity financing.  However, such financing may not be available at all, or if available, may not be obtainable on favorable terms, and could be dilutive.

The Company has reviewed its needs in the United States for possible repatriation of undistributed earnings or cash of its non-U.S. subsidiaries. The Company presently intends to continue to invest indefinitely all earnings and cash outside of the United States of all non-U.S. subsidiaries to fund investments or meet working capital and property, plant and equipment requirements in those locations. At June 30, 2013, we had approximately $8.3 million of cash in our non-U.S. subsidiaries.

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

We recognize gains and losses on these contracts, as well as related costs, in “Interest and other income (expense), net” on the accompanying condensed consolidated statements of operations along with the gains and losses of the related hedged items. We record the fair value of derivative instruments as “Prepaid expenses and other” or “Accrued liabilities” on the accompanying condensed consolidated balance sheets based on current market rates.

At June 30, 2013 and December 31, 2012, net derivative assets (liabilities) associated with forward contracts of approximately $9,000 and $(27,000), respectively, were included in “Prepaid expenses and other” or “Accrued liabilities” in the accompanying condensed consolidated balance sheets. The effect of the derivative financial instruments on the condensed consolidated statements of operations for the six months ended June 30, 2013 and 2012 was to increase foreign exchange gains by approximately $36,000 and $25,000, respectively, which reflects net realized and unrealized gains related to our derivative financial instruments.

As of June 30, 2013, we had outstanding forward contracts with a notional value of R1.2 million South African Rand (ZAR), or approximately $128,000.

Foreign Currency Translation Risk

Fluctuations in foreign currencies impact the amount of total assets and liabilities that we include in our condensed consolidated financial statements for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars. As of June 30, 2013, $54.4 million of our goodwill balance was translated from various foreign currencies into U.S. Dollars. A hypothetical change in currency translation rates of 10% could increase or decrease our assets and equity by $6.2 million and could increase or decrease our condensed consolidated results of operations or cash flows by approximately $0.8 million.

Interest Rate Risk

Interest Income Risk

Our interest rate risk relates primarily to our investment portfolio, which consisted of $404.0 million in cash and cash equivalents, and short-term and long-term marketable securities as of June 30, 2013. Our marketable securities are classified as available-for-sale and are recorded in our condensed consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. At any time, a rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures.

To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of June 30, 2013, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $0.1 million incremental decline in the fair market value of the portfolio.

Interest Expense Risk

We have interest rate risk relating to debt and associated interest expense under our Restated Credit Agreement, which is indexed to JPMorgan Chase Bank, N.A.’s prime rate, federal funds rate or LIBOR. We estimate that a hypothetical plus or minus of 100 BPS would increase or decrease, respectively, our interest expense and cash flows by approximately $3.5 million on an annual basis, based on our $350 million debt balance in July.

The revolving loans and term loans bear interest, at our option, at the alternate base rate plus a margin of 0.25% to 1.25% or an adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 1.25% to 2.25%, in each case with such margin being determined based on the consolidated leverage ratio for the preceding four fiscal quarter period. The “alternate base rate” means the highest of (i) the Agent’s prime rate, (ii) the federal funds rate plus a margin equal to 0.50% and (iii) the adjusted LIBOR rate for a one-month interest period plus a margin equal to 1.00%. Swingline loans accrue interest at a per annum rate based on the alternate base rate plus the applicable margin for alternate base rate loans. We are also obligated to pay other customary closing fees, arrangement fees, administration fees, commitment fees and letter of credit fees for a credit facility of this size and type.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective as of June 30, 2013 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to Advent’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting which were identified in connection with the evaluation required by Rule 13a-15(f) of the Exchange Act that occurred during the second quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, Advent’s internal control over financial reporting.

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

Total recurring revenues, which we define as term license, maintenance from perpetual arrangements, other recurring revenue and Asset Under Administration (AUA) fees for certain perpetual arrangements, represented 92%, 90% and 89% of total net revenues during the first half of 2013 and fiscal years 2012 and 2011, respectively. We expect to continue to derive a significant portion of our revenue from our clients’ renewal of term license, perpetual maintenance and other recurring contracts and such renewals are critical to our future success. Some factors that may affect the renewal rate of our contracts include:

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

Most of our base of perpetual license customers have historically renewed their annual maintenance although our customers have no obligation to renew such maintenance after the first year of their license agreements. Our perpetual license maintenance revenues have been trending downward and decreased 2%, 5% and 3% during the first half of 2013 and fiscal years 2012 and 2011, respectively. In addition, market downturns, such as the downturn beginning in the fall of 2008 and subsequent market fluctuations, and other factors have caused, and may in the future cause, some clients not to renew their maintenance; reduce their level of maintenance; not renew their term license contracts; or renew such term licenses for fewer products or users, all of which adversely affects our renewal rates and revenue from these customers. Our renewal rates are based on cash collections and are disclosed one quarter in arrears. Our reported quarterly renewal rate for perpetual maintenance and term license renewals may fluctuate. For example, our disclosed quarterly renewal rates during 2011 and 2010 were higher than the corresponding periods in 2009, but below those in 2008, and our disclosed quarterly renewal rates for 2012 fluctuated both above and below the previous year’s rates. Decreases in renewal rates reflect reduced maintenance expenditures, reduced term license renewals, customer attrition, and reductions in products licensed or number of users by clients, as well as from slower payments received from renewal clients.

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

As a result of a lengthy and unpredictable sales cycle, we have limited ability to forecast the timing and amount of specific perpetual license sales, or term license, Advent OnDemand and Black Diamond sales which we report quarterly as annual contract value (ACV) bookings. The timing of large individual license sales is especially difficult to forecast, and we may not be successful in closing large license transactions on a timely basis or at all. Customers may postpone their purchases of our existing products or product enhancements in advance of the anticipated introduction of new products or product enhancements by us or our competitors. Accordingly, our level of ACV bookings in any particular period is subject to significant fluctuation. For example, during 2011, our ACV bookings increased by 6%, compared to 2010. During 2012, our ACV bookings decreased by 3% compared to 2011. During the second quarter of 2013, our ACV bookings decreased by 23% compared to the first quarter of 2013.

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

We derive most of our revenue from recurring sources. During the first half of 2013 and fiscal years 2012 and 2011, we recognized 92%, 90% and 89%, respectively, of total net revenues from recurring sources. We generally recognize revenue from these sources ratably over the terms of these agreements, which typically range from one to three years. As a result, almost all of our revenues in any quarter are generated from contracts entered into during previous periods.

Consequently, a significant decline in new business generated in any quarter may not materially affect our results of operations in that quarter but will have an impact on our revenue growth rate in future quarters. We also experience fluctuations and seasonality in our new business generated each quarter. For example, ACV in the second quarter of 2013 decreased by 7% compared to ACV bookings in the comparable 2012 period and decreased by 23% compared to the first quarter of 2013. ACV for fiscal 2012 decreased 3% compared to fiscal 2011. Additionally, a decline in renewals of term agreements, maintenance or data and other subscription contracts during a quarter will not be fully reflected in our financial performance in that quarter. For example, because we recognize revenue ratably, the non-renewal of term agreements or maintenance contracts late in a quarter may have very little impact on revenue for that quarter, but will reduce revenue in future quarters. In addition, we may be unable to adjust our costs in response to reduced revenue.

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

Borrowings under our credit agreement could limit our available working capital, adversely affect our financial results and ability to operate our business and must be repaid in full if we fail to comply with certain covenants.

In June 2013, we entered into the Restated Credit Agreement which provides us (i) a $225 million term loan facility and (ii) a $200 million revolving credit facility, with a $25 million letter of credit sublimit and a $10 million swingline loan sublimit. We have in the past, and may in the future, borrow under the Restated Credit Agreement in order to fund working capital requirements, make share repurchases of our common stock, pay dividends or fund acquisitions. In addition, if our anticipated cash flow from our recurring sources of revenue is materially impaired due to customer defaults or failure to renew term licenses, other recurring agreements or maintenance contracts, our ability to meet our debt service payment obligations or continue to meet the contractual covenants may be impaired, and our ability to make further borrowings may be compromised.

As a result of the Special Dividend declared in June 2013, we had a stockholders deficit balance on our balance sheet as of June 30, 2013. To fund the Special Dividend payment on July 9, 2013, we drew down an aggregate $350 million ($225 million and $125 million in June and July 2013, respectively) of debt under our Restated Credit Agreement. We are currently obligated to make periodic principal and interest payments on the debt of approximately $29 million annually. This amount will fluctuate due to interest rates and future borrowings. Our ability to make payments on our indebtedness and to fund planned working capital requirements will depend on our ability to generate cash flow in the future. In addition, the existence of this indebtedness could have adverse consequences. For example, it could:

•      Require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes;

•      Increase our vulnerability to and limit our flexibility in planning for, or reacting to, change in our business and the industry in which we operate:

•      Expose us to the risk of increased interest rates as borrowings under our Restated Credit Agreement are subject to variable rates of interest;

•      Place us at a competitive disadvantage compared to our competitors that have less debt; and

•      Limit our ability to borrow additional funds.

Our continued ability to borrow under our credit agreement is subject to compliance with certain financial and non-financial covenants. The financial covenants require us to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. Our failure to comply with such covenants could cause default under the agreement, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unfavorable terms. In the event of a default which is not remedied within the prescribed timeframe, the assets of the Company (subject to the amount borrowed) may be attached or seized by the lender.

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

We also must continue to introduce new products and product enhancements. The market for our products is characterized by rapid technological change, changes in customer demands, evolving industry standards and new regulatory requirements. New products based on recent technologies or new industry standards can render existing products obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop or acquire new products and product enhancements that address the needs of our target markets and respond to their changing standards and practices. We continue to release numerous products and product upgrades and we believe our future success depends on continuing such releases. Additionally, in October 2008, we acquired Tamale Software which enables us to offer a new product in the nascent research management field and in March 2010, Advent Norway AS acquired Goya AS to allow us to provide transfer agency-related solutions to mutual fund managers and mutual fund distributors. In addition, in February 2011, Advent Software, Inc. acquired Syncova Solutions, Ltd., a United Kingdom-based company that provides margin management and debt finance reconciliation and optimization software and in June 2011, we acquired Black Diamond, a Florida-based company that provides a web-based, outsourced portfolio management and reporting platforms for investment advisors. However, we cannot be certain whether these products will meet anticipated sales projections or will be broadly accepted in the market, whether a market will develop as expected for these new products or whether we will continue to introduce more products.

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

Most of our revenue comes from recurring sources which grew to 92% in the first half of 2013, from 90% in 2012 and from 89% in both 2011and 2010, respectively. During fiscal 2012, term license revenues comprised approximately 49% of recurring revenues as compared to approximately 46% and 43% in fiscal years 2011 and 2010, respectively.

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

In addition, our reliance upon third-party service providers may expose us to risks arising from disruptions to, or failures in, the facilities and systems operated by such third parties.  We currently serve customers from third-party-operated data center facilities.  We do not control, or in some cases have limited control over, the operation of the data center facilities we use, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, and to adverse events caused by operator error. We cannot rapidly switch to new data centers or move customers from one data center to another in the event of any adverse event. Despite precautions taken at these facilities, the occurrence of a natural disaster, an act of terrorism or other act of malfeasance, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service and the loss of customer data.

Any damage to, or failure of, the systems in any data center (whether operated by us or by a third-party service provider) could result in interruptions in our service.  Impairment of or interruptions in our service may reduce our revenues, cause clients to request credits or penalties from us, subject us to claims and litigation, cause our customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers.  Even with respect to data centers that are operated for us by third-party service providers, we may not be able to negotiate service contracts with these service providers that will fully protect us from these risks.  Our business will also be harmed if our customers and potential customers believe our service is unreliable.

Our outsourcing and data integration services are subject to risks that may harm our business.

Our clients rely on our outsourcing and data services to meet their operational needs, including account aggregation and reconciliation.  The amount and type of client-related data hosted by Advent also is substantially increasing, and we are providing outsourcing and data integration services in more jurisdictions outside the U.S. Furthermore, our business is becoming increasingly reliant on providing outsourcing and data services. This exposes the Company to many risks.  In connection with cyber attacks and other intentional attempts at unauthorized access, our security measures and those of third parties upon whom we rely could be breached, resulting in unauthorized access to our information or our clients’ information.  Furthermore, due to the complexity of our services and because we also utilize third party data and other vendors, our services may have previously-undetected errors or defects, service disruptions, delays, or incomplete or incorrect data that could result in unanticipated downtime for our customers, misrouted or unauthorized access to data, failure to meet service levels and service disruptions. Such potential errors, defects, delays, disruptions, performance problems and security breaches may damage our clients’ business, harm our reputation, result in losing future sales, require us to undertake expensive remediation steps, cause clients to withhold payment or terminate or not renew their agreements with us, and subject us to litigation and other possible liabilities.

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

We market and sell our products in the United States and, to a growing extent, outside the U.S. Revenues derived from sales outside the U.S. comprised 18%, 17% and 18% of our total revenues in the first half of 2013 and fiscal years 2012 and 2011, respectively. We have international subsidiaries in Hong Kong, China, Singapore, Denmark, Netherlands, Norway, Sweden, Switzerland, England, Ireland and in the United Arab Emirates.

We cannot be certain that establishing businesses in other countries will produce the desired levels of revenues. If we are not successful in international market expansion, our overall future growth prospects may be limited. Also, worldwide and regional volatility in financial markets may disrupt our sales efforts in overseas markets. We have relatively limited experience in developing localized versions of our products and marketing and distributing our products outside the U.S. In other instances, we may rely on the efforts and abilities of business partners in such markets. For example, we previously outsourced certain engineering activities to a business partner located in China until we transitioned those contract developers to become employees of our Beijing office. In addition, our operations are subject to other inherent risks, including:

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

Our success depends significantly upon our proprietary technology. We currently rely on a combination of copyright, trademark, patent and trade secret law, as well as confidentiality procedures and contractual provisions to protect our proprietary rights. We have registered trademarks and copyrights for many of our products and services and will continue to evaluate the registration of additional trademarks and copyrights as appropriate. We generally enter into confidentiality agreements with our employees, customers, resellers, vendors and others. We seek to protect our software, documentation and other written materials under trade secret and copyright laws. We also have four issued patents. Despite our efforts, existing intellectual property laws may afford only limited protection. It may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use our proprietary information. In addition, we cannot be certain that others will not develop or acquire substantially equivalent or superseding proprietary technology, equivalent or better products will not be marketed in competition with our products, or others may not design around any patent that we have or that may be issued to us or other intellectual property rights of ours, thereby substantially reducing the value of our proprietary rights. We cannot be sure that we will develop proprietary products or technologies that are patentable, that any patent, if issued, would operate to cover the differentiating features of our products and services, provide us with any competitive advantages or would not be challenged by third parties, or that the patents of others will not adversely affect our ability to do business. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products or to obtain and use information that we regard as proprietary and we may not have any effective practical remedy against such parties. In addition, the laws of some countries do not protect proprietary rights to as great an extent as do the laws of the United States and so our expansion into markets outside the U.S. may expose our proprietary rights to increased risks. Litigation may be necessary to protect our proprietary technology which may be time-consuming and expensive, with no assurance of success. As a result, we cannot be sure that our means of protecting our proprietary rights will be adequate.

If we infringe the intellectual property rights of others, we may incur additional costs or be prevented from selling our products and services.

We cannot be certain that our products or services do not infringe the intellectual property rights of others, and from time to time we receive notices alleging infringement or other intellectual property-related claims. As a result, we may be subject to litigation and claims, including claims of misappropriation of trade secrets or infringement of patents, copyrights and other intellectual property rights of third parties that would be time-consuming and costly to resolve and may lead to unfavorable judgments or settlements. If such infringement or misappropriation claims are made against our customers because of our products and services, we may also be contractually required to indemnify such customers from and against such claims and resulting liabilities. If we discovered that our products or services violated the intellectual property rights of third parties, we may have to make substantial changes to our products or services or obtain licenses from such third parties. We might not be able to obtain such licenses on favorable terms or at all, and we may be unable to change our products successfully or in a timely or cost-effective manner. Failure to resolve an infringement matter successfully or in a timely manner would damage our reputation and force us to incur significant costs, including payment of damages, redevelopment costs, diversion of management’s attention and satisfaction of indemnification obligations that we have with our clients, as well as prevent us from selling certain products or services.

Our investment portfolio may become impaired by deterioration of the capital markets.

Our investment portfolio as of June 30, 2013 and December 31, 2012 consisted of U.S. government, foreign government and corporate debt securities and was classified as cash equivalents and marketable securities in our condensed consolidated balance sheets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of adverse financial market conditions, investments in some financial instruments may pose risks arising from recent market liquidity and credit concerns. As of June 30, 2013 and December 31, 2012, we had no impairment charges associated with our short-term investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain materially unimpaired. In addition, the decrease in interest rates has materially decreased the interest income we receive on our investments.

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

Three members of our board of directors, and/or entities affiliated with the members, own or control, indirectly or directly, a substantial number of shares of our common stock (approximately 36% in aggregate as of June 30, 2013). In addition, repurchases of our stock by us could increase the concentration of shares held by these parties or other current stockholders.  As a result, either individually or if these parties were to act together, they would have the ability to exert significant influence on matters submitted to our stockholders for approval, such as the election or removal of directors, amendments to our certificate of incorporation or the approval of a business combination and they may attempt to influence the Company or effect changes in corporate governance. These actions may be taken even if they are opposed by other stockholders or it may be difficult to approve these actions without their consent and may cause management distraction. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

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

In addition, we could be subject to examination of our income tax returns by state tax authorities the U.S. Internal Revenue Service and other tax authorities outside the U.S. For example, we are currently undergoing a State of California franchise tax examination for the 2006 and 2007 tax years and a New York State franchise tax examination for the 2008, 2009 and 2010 tax years. These examinations generally focus on areas where considerable judgment is exercised by the Company. We regularly assess the likelihood of outcomes resulting from an examination to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from an examination. We believe such estimates to be reasonable; however, there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.

Security risks may harm our business.

Maintaining the security of computers, computer networks, hosted solutions and the transmission of confidential information over public networks, and protecting against cyber attacks, physical attacks and other security breach incidents, is essential to commerce and communications, particularly in the market in which Advent operates. Efforts of others to seek unauthorized access to Advent’s or its clients’ information, computers and networks or introduce viruses, worms and other malicious software programs that disable or impair computers or corrupt data into our systems or those of our customers or other third parties, could disrupt or make our systems and services inaccessible or allow access to proprietary information and data of Advent or its clients. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments, could also be used by those seeking such unauthorized access and result in compromises or breaches of the security of our systems, data, products or services. Our security measures may be inadequate to prevent cyber attacks and other security breaches, exposing us to a risk of data loss, loss of data integrity, financial loss, harm to reputation, business interruption, litigation and other possible liabilities, as well as possibly requiring us to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by such breaches.

Potential changes in securities laws and regulations governing the investment industry’s use of soft dollars may reduce our revenues.

Some of our clients utilized trading commissions (“soft dollar arrangements”) to pay for software products and services. During each of the first half of 2013 and fiscal years 2012 and 2011, the total value of Advent products and services paid with soft dollars was approximately 3% of our total billings. Such soft dollar arrangements could be impacted by changes in the regulations governing those arrangements.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We withheld shares through net share settlements during the three months ended June 30, 2013. The following table provides a month-to-month summary of the purchase activity upon the employee vesting of restricted stock units and the exercise of stock-settled stock appreciation rights under our equity compensation plan to satisfy tax and exercise withholding obligations during the three months ended June 30, 2013 (in thousands, except per share data):

	Total		Maximum Number
	Number	Average	of Shares that May
	of Shares	Price Per	Yet Be Purchased
Month	Purchased (1)	Share	Under the Plan

April	5	$27.48	—
May	150	$30.59	—
June	25	$33.04	—

Total	180	$30.83	—

(1)         These purchases represent shares cancelled when surrendered in lieu of cash payments for tax and exercise obligations due from employees. These shares were not purchased as part of a publicly announced program to purchase shares.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

Index to exhibits

Exhibit		Incorporated by Reference			Filed	Furnished
Number	Exhibit Description	Form	Date	Number	Herewith	Herewith

10.1	Amended and Restated Credit Agreement, dated as of June 12, 2013, by and among, Advent Software, Inc., the several lenders parties from time to time thereto, Capital One, National Association, Fifth Third Bank, HSBC Bank USA, N.A., Regions Bank, U.S. Bank National Association, and Wells Fargo Bank, N.A. collectively, as co-documentation agents, Bank of America, N.A., as syndication agent and JPMorgan Chase Bank, N.A. as administrative agent.	8-K	6/13/2013	10.1

10.2	Amended and Restated Guarantee and Collateral Agreement, dated as of June 12, 2013, by and among the guarantors party thereto and JPMorgan Chase Bank, N.A. as administrative agent.	8-K	6/13/2013	10.2

10.3	1995 Director Option Plan, as amended*				X

10.4	1998 Nonstatutory Stock Option Plan, as amended*				X

10.5	2002 Stock Option Plan, as amended *				X

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002					X

101. INS	XBRL Instance					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation					X

101. LAB	XBRL Taxonomy Extension Labels					X

101.PRE	XBRL Extension Presentation					X

101.DEF	XBRL Taxonomy Extension Definition					X

*                                  Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVENT SOFTWARE, INC.

Dated: August 5, 2013	By:	/s/ James S. Cox
James S. Cox
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)