Form 10-Q
period 2013-09-30
ADVENT SOFTWARE INC /DE/
filed 2013-11-08
CIK 1002225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2013 was 51,033,729.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30	December 31
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$41,380	$58,217
Short-term marketable securities	—	111,192
Accounts receivable, net	56,597	61,069
Deferred taxes, current	18,934	18,934
Prepaid expenses and other	30,917	25,868
Current assets of discontinued operation	—	88
Total current assets	147,828	275,368
Property and equipment, net	31,602	37,269
Goodwill	206,956	206,932
Other intangibles, net	30,478	38,205
Long-term marketable securities	—	61,552
Deferred taxes, long-term	20,399	24,524
Other assets	16,024	12,994
Noncurrent assets of discontinued operation	1,609	1,609

Total assets	$454,896	$658,453

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$9,771	$5,190
Accrued liabilities	35,713	37,096
Deferred revenues	165,152	174,388
Income taxes payable	—	5,593
Current portion of long-term debt	20,000	10,000
Current liabilities of discontinued operation	625	262
Total current liabilities	231,261	232,529
Deferred revenue, long-term	7,617	8,787
Long-term income taxes payable	5,335	5,335
Long-term debt	330,000	85,000
Other long-term liabilities	11,556	13,139
Noncurrent liabilities of discontinued operation	2,928	3,804

Total liabilities	588,697	348,594

Commitments and contingencies (See Note 12)

Stockholders’ (deficit) equity:
Common stock	509	505
Additional paid-in capital	32,673	453,585
Accumulated deficit	(176,869)	(154,261)
Accumulated other comprehensive income	9,886	10,030
Total stockholders’ (deficit) equity	(133,801)	309,859

Total liabilities and stockholders’ (deficit) equity	$454,896	$658,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

Net revenues:
Recurring revenues	$88,116	$81,090	$260,862	$240,752
Non-recurring revenues	8,651	9,084	24,518	26,050

Total net revenues	96,767	90,174	285,380	266,802

Cost of revenues:
Recurring revenues	17,782	17,216	52,173	51,962
Non-recurring revenues	11,501	13,011	31,088	33,615
Amortization of developed technology	2,508	2,586	7,405	7,700

Total cost of revenues	31,791	32,813	90,666	93,277

Gross margin	64,976	57,361	194,714	173,525

Operating expenses:
Sales and marketing	18,546	17,965	58,967	56,122
Product development	17,369	17,077	52,254	50,377
General and administrative	10,894	8,752	43,895	27,619
Amortization of other intangibles	953	955	2,863	2,867
Recapitalization costs	—	—	6,041	—
Restructuring (benefit) charges	(157)	(17)	2,959	53

Total operating expenses	47,605	44,732	166,979	137,038

Income from continuing operations	17,371	12,629	27,735	36,487

Interest and other income (expense), net	(2,977)	(130)	(4,610)	(1,105)

Income from continuing operations before income taxes	14,394	12,499	23,125	35,382
Provision for income taxes	4,561	4,812	5,390	13,181

Net income from continuing operations	$9,833	$7,687	$17,735	$22,201

Discontinued operation:
Net (loss) income from discontinued operation (net of applicable taxes of $(16), $(13), $45 and $134, respectively)	(20)	11	68	233

Net income	$9,813	$7,698	$17,803	$22,434

Basic net income (loss) per share:
Continuing operations	$0.19	$0.15	$0.35	$0.44
Discontinued operation	(0.00)	0.00	0.00	0.00
Total operations	$0.19	$0.15	$0.35	$0.44

Diluted net income (loss) per share:
Continuing operations	$0.18	$0.15	$0.33	$0.42
Discontinued operation	(0.00)	0.00	0.00	0.00
Total operations	$0.18	$0.15	$0.33	$0.43

Weighted average shares used to compute net income (loss) per share:
Basic	51,576	50,401	51,241	50,722
Diluted	53,937	52,248	53,329	52,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

Net income (loss) per share is based on actual calculated values and totals may not sum due to rounding.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

Net income	$9,813	$7,698	$17,803	$22,434

Other comprehensive income (loss), net of taxes
Foreign currency translation adjustments	3,495	3,033	(155)	2,496
Available-for-sale securities (net of applicable (benefit) taxes of $(11), $18, $(20) and $7, respectively)	36	38	11	22
Total other comprehensive income (loss), net of taxes	3,531	3,071	(144)	2,518

Comprehensive income	$13,344	$10,769	$17,659	$24,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)

Balances, December 31, 2011	50,997	$510	$429,734	$(154,053)	$6,870	$283,061

Stock-based award activity	670	7	(1,053)	—	—	(1,046)
Common stock repurchased and retired	(1,651)	(17)	(10,634)	(30,624)	—	(41,275)
Common stock issued under employee stock purchase plan	155	2	3,446	—	—	3,448
Stock-based compensation	—	—	15,535	—	—	15,535
Tax benefit from exercise of stock options	—	—	4,693	—	—	4,693
Net income	—	—	—	22,434	—	22,434
Unrealized gain on marketable securities	—	—	—	—	22	22
Foreign currency translation adjustments	—	—	—	—	2,496	2,496
Balances, September 30, 2012	50,171	$502	$441,721	$(162,243)	$9,388	$289,368

Balances, December 31, 2012	50,457	$505	$453,585	$(154,261)	$10,030	$309,859

Stock-based award activity	1,909	19	10,320	—	—	10,339
Common stock repurchased and retired	(1,600)	(16)	(829)	(40,411)	—	(41,256)
Common stock issued under employee stock purchase plan	174	1	3,210	—	—	3,211
Stock-based compensation	—	—	33,474	—	—	33,474
Tax shortfall from exercise of stock options	—	—	(1,174)	—	—	(1,174)
Tax benefit from exercise of stock options	—	—	4,220	—	—	4,220
Cash dividends declared on common stock	—	—	(470,133)	—	—	(470,133)
Net income	—	—	—	17,803	—	17,803
Unrealized gain on marketable securities	—	—	—	—	11	11
Foreign currency translation adjustments	—	—	—	—	(155)	(155)
Balances, September 30, 2013	50,940	$509	$32,673	$(176,869)	$9,886	$(133,801)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30
	2013	2012
Cash flows from operating activities:
Net income	$17,803	$22,434
Adjustment to net income for discontinued operation net income	(68)	(233)
Net income from continuing operations	17,735	22,201

Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Stock-based compensation	40,597	15,344
Excess tax benefit from stock-based compensation	(4,220)	(4,693)
Depreciation and amortization	18,903	19,372
Amortization of debt issuance costs	593	285
Provision for doubtful accounts	290	209
(Reduction of) provision for sales reserves	(196)	1,019
Deferred income taxes	6,281	4,043
Other	(45)	(521)
Effect of statement of operations adjustments	62,203	35,058
Changes in operating assets and liabilities:
Accounts receivable	4,181	8,062
Prepaid and other assets	(860)	4,137
Accounts payable	3,843	(2,066)
Accrued liabilities	(9,801)	(7,137)
Deferred revenues	(10,210)	(13,506)
Income taxes payable	(5,190)	7,024
Effect of changes in operating assets and liabilities	(18,037)	(3,486)

Net cash provided by operating activities from continuing operations	61,901	53,773

Cash flows from investing activities:
Cash used in acquisition	—	(700)
Purchases of property and equipment	(2,161)	(5,383)
Capitalized software development costs	(2,556)	(1,942)
Purchases of marketable securities	(57,863)	(91,926)
Sales and maturities of marketable securities	228,619	69,600

Net cash provided by (used in) investing activities from continuing operations	166,039	(30,351)

Cash flows from financing activities:
Proceeds from common stock issued from exercises of stock options	18,382	4,211
Proceeds from common stock issued under the employee stock purchase plan	3,211	3,448
Excess tax benefits from stock-based compensation	4,220	4,693
Withholding taxes related to equity award net share settlement	(8,043)	(5,257)
Proceeds from debt	375,000	—
Repayment of debt	(120,000)	(3,750)
Debt issuance costs	(5,725)	—
Repurchase of common stock	(41,256)	(41,275)
Payment of cash dividend	(470,133)	—

Net cash used in financing activities from continuing operations	(244,344)	(37,930)

Net cash transferred to discontinued operation	(358)	(593)

Effect of exchange rate changes on cash and cash equivalents	(75)	258

Net change in cash and cash equivalents from continuing operations	(16,837)	(14,843)
Cash and cash equivalents of continuing operations at beginning of period	58,217	65,525

Cash and cash equivalents of continuing operations at end of period	$41,380	$50,682

Supplemental disclosure of cash flow information:
Noncash investing activities:
Capital expenditures included in accounts payable	$738	$—
Cash flows from discontinued operation:
Net cash used in operating activities	$(358)	$(593)
Net cash provided by investing activities	—	—
Net cash transferred from continuing operations	358	593
Net change in cash and cash equivalents from discontinued operation	—	—
Cash and cash equivalents of discontinued operation at beginning of period	—	—
Cash and cash equivalents of discontinued operation at end of period	$—	$—

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

Recent Accounting Pronouncements

With the exception of the below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2013, as compared to the recent accounting pronouncements described in Advent’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, that are of significance, or potential significance, to the Company’s condensed consolidated financial statements.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires, unless certain conditions exists, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. ASU 2013-11 is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application is permitted. ASU 2013-11 was early adopted by the Company effective April 1, 2013 and had no impact on the Company’s condensed consolidated financial statements.

Note 2—Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities primarily consist of money market mutual funds, US government and US Government Sponsored Entities (GSE’s), foreign government debt securities and high credit quality corporate debt securities. All marketable securities were considered available-for-sale and were carried at fair value on the Company’s condensed consolidated balance sheet. Short-term marketable securities mature twelve months or less, and long-term marketable securities mature greater than twelve months, from the date of the condensed consolidated balance sheet.

At September 30, 2013, the Company had no marketable securities.

Marketable securities at December 31, 2012 are summarized as follows (in thousands):

			Gross	Gross
			Unrealized	Unrealized
		Gross	Losses	Losses
	Amortized	Unrealized	Less than	12 Months	Aggregate
Balance at December 31, 2012	Cost	Gains	12 Months	or Longer	Fair Value

Corporate debt securities	$110,540	$13	$(45)	$—	$110,508
US government debt securities	59,811	7	(3)	—	59,815
Foreign government debt securities	2,415	6	—	—	2,421
Total	$172,766	$26	$(48)	$—	$172,744

Unrealized gains and losses are a component of “Accumulated other comprehensive income” in the accompanying condensed consolidated balance sheet.

During the nine months ended September 30, 2013 and 2012, $228.6 million and $69.6 million, respectively, of marketable securities were sold or matured, which did not have any associated material gross realized gains or losses.

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

At September 30, 2013 and December 31, 2012, net derivative assets (liabilities) associated with forward contracts of approximately $0 and $(27,000), respectively, were included in “Prepaid expenses and other” or “Accrued liabilities” in the accompanying condensed consolidated balance sheets. The effect of the derivative financial instruments on the condensed consolidated statements of operations for the nine months ended September 30, 2013 was to increase foreign exchange gains by approximately $45,000 and reflects net realized and unrealized gains related to our derivative financial instruments. The derivative financial instruments had no effect in the same period last year.

As of September 30, 2013, Advent had no outstanding foreign currency forward contracts.

Note 4—Discontinued Operation

During 2009, the Company discontinued the operations of its MicroEdge subsidiary, which provided products and services to the not-for-profit business community, to concentrate on its core investment management business. Certain assets and obligations of the Company’s discontinued operation were excluded from the sale and are reflected on the Company’s balance sheets as current and noncurrent assets and liabilities of discontinued operation as of September 30, 2013 and December 31, 2012. These assets included deferred tax assets. Liabilities excluded from the sale included sales tax and other tax-related obligations and continuing lease obligations included as part of the restructuring noted below.

The Company continually evaluates the adequacy of the remaining liabilities related to this disposition. Although the Company believes that these estimates accurately reflect costs for its facility exit costs, actual results may differ, thereby requiring the Company to record additional provisions or reverse a portion of such provisions.

The following table sets forth an analysis of the components of the restructuring charges related to the Company’s discontinued operation and the payments and non-cash charges made against the accrual during the nine months ended September 30, 2013 (in thousands):

Facility Exit
Costs

Balance of restructuring accrual at December 31, 2012	$4,030
Restructuring adjustments	(205)
Cash payments	(444)
Adjustment of prior restructuring costs	90

Balance of restructuring accrual at September 30, 2013	$3,471

Of the remaining restructuring accrual of $3.5 million at September 30, 2013, $0.5 million is included in “Current liabilities of discontinued operation” in the accompanying condensed consolidated balance sheet. The facility exit costs will be paid over the remaining lease term through November 2018.

Net revenues and net (loss) income from the Company’s discontinued operation for the following periods were (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

Net revenues	$—	$—	$—	$—

Net (loss) income from operation of discontinued operation (net of applicable taxes of $(16), $(13), $45 and $134, respectively)	$(20)	$11	$68	$233

The following table sets forth the assets and liabilities of the MicroEdge discontinued operation included in the accompanying condensed consolidated balance sheets of the Company (in thousands):

	September 30	December 31
	2013	2012

Assets:
Prepaid rent	$—	$88
Total current assets of discontinued operation	$—	$88

Deferred taxes, long-term	$1,609	$1,609
Total noncurrent assets of discontinued operation	$1,609	$1,609

Liabilities:
Accrued expenses and taxes	$625	$262
Total current liabilities of discontinued operation	$625	$262

Accrued restructuring, long-term portion	$2,928	$3,804
Total noncurrent liabilities of discontinued operation	$2,928	$3,804

Note 5—Special Dividend

On June 13, 2013, the Company’s Board of Directors declared a one-time special cash dividend (the “Special Dividend”) of $9.00 per share payable on each Common Share to stockholders of record at the close of business on July 1, 2013 (the “Dividend Record Date”). Based on the 52,237,055 shares of common stock outstanding on the Dividend Record Date, the dividend totaled $470.1 million and was paid to stockholders on July 9, 2013. The dividend reduced additional paid-in capital as the Company did not have retained earnings. With the exception of the Special Dividend, Advent has not historically declared any cash dividends and currently has no plans to pay cash dividends in the future.

The Company financed the Special Dividend with cash, cash equivalents and marketable securities as well as borrowings under its Restated Credit Agreement. Refer to Note 10, “Debt” for additional information about the Company’s Restated Credit Agreement.

Note 6—Financial Statement Detail

Recurring and non-recurring revenues

The following is a summary of recurring and non-recurring revenues (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

Term license revenues	$47,087	$39,352	$133,369	$117,733
Perpetual maintenance revenues	16,632	17,071	49,401	50,380
Assets under administration revenues	1,471	1,653	6,376	5,189
Other recurring revenues	22,926	23,014	71,716	67,450

Total recurring revenues	$88,116	$81,090	$260,862	$240,752

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

Professional servies and other revenues	$8,281	$8,488	$22,675	$23,835
Perpetual license fees	370	596	1,843	2,215

Total non-recurring revenues	$8,651	$9,084	$24,518	$26,050

Prepaid expenses and other

The following is a summary of prepaid expenses and other (in thousands):

	September 30	December 31
	2013	2012

Prepaid contract expense	$10,318	$9,798
Deferred commissions	6,411	7,370
Prepaid income tax	5,854	—
Debt issuance costs	1,417	—
Other	6,917	8,700

Total prepaid expenses and other	$30,917	$25,868

Other assets

The following is a summary of other assets (in thousands):

	September 30	December 31
	2013	2012

Prepaid contract expense, long-term	$4,409	$3,598
Debt issuance costs	5,254	1,146
Long-term deferred commissions	3,452	3,909
Deposits	2,610	2,555
Other	299	1,786

Total other assets	$16,024	$12,994

Deposits include a restricted cash balance of $1.3 million at September 30, 2013 and December 31, 2012 primarily related to the Company’s San Francisco headquarters and facilities in New York. Refer to Note 12, “Commitments and Contingencies” for additional information.

Accrued liabilities

The following is a summary of accrued liabilities (in thousands):

	September 30	December 31
	2013	2012

Salaries and benefits payable	$20,569	$23,365
Deferred rent, current portion	1,868	1,353
Accrued restructuring, current portion	245	3,142
Other	13,031	9,236

Total accrued liabilities	$35,713	$37,096

Accrued restructuring charges are discussed further in Note 9, “Restructuring Charges”. At September 30, 2013 and December 31, 2012, “Other” accrued liabilities included accruals for sales and business taxes and other miscellaneous items.

Other long-term liabilities

The following is a summary of other long-term liabilities (in thousands):

	September 30	December 31
	2013	2012

Deferred rent	$9,397	$10,502
Long-term deferred tax liability	1,656	2,141
Other	503	496

Total other long-term liabilities	$11,556	$13,139

Note 7—Goodwill

The changes in the carrying value of goodwill for the nine months ended September 30, 2013 were as follows (in thousands):

Goodwill

Balance at December 31, 2012	$206,932
Translation adjustments	24

Balance at September 30, 2013	$206,956

Foreign currency translation adjustments reflect the impact of translating goodwill balances denominated in various foreign currencies to the U.S. Dollar. The $24,000 translation adjustment resulted from a weakening of the U.S. Dollar exchange rate versus other currencies during the nine months ended September 30, 2013.

Note 8—Other Intangibles, Net

Other intangibles are summarized as follows (in thousands, except weighted average amortization period):

	Weighted
	Average
	Amortization
	Period		Accumulated
	(Years)	Gross	Amortization	Net

Purchased technologies	5.1	$50,201	$(37,285)	$12,916
Product development costs	3.0	21,135	(16,677)	4,458

Developed technology sub-total		71,336	(53,962)	17,374

Customer relationships	6.4	40,825	(28,987)	11,838
Other intangibles	4.1	4,637	(3,371)	1,266

Other intangibles sub-total		45,462	(32,358)	13,104

Balance at September 30, 2013		$116,798	$(86,320)	$30,478

	Weighted
	Average
	Amortization
	Period		Accumulated
	(Years)	Gross	Amortization	Net

Purchased technologies	5.1	$50,642	$(31,934)	$18,708
Product development costs	3.0	18,431	(14,937)	3,494

Developed technology sub-total		69,073	(46,871)	22,202

Customer relationships	6.4	40,924	(26,919)	14,005
Other intangibles	4.1	4,645	(2,647)	1,998

Other intangibles sub-total		45,569	(29,566)	16,003

Balance at December 31, 2012		$114,642	$(76,437)	$38,205

The changes in the carrying value of other intangibles during the nine months ended September 30, 2013 are summarized as follows (in thousands):

		Accumulated
	Gross	Amortization	Net

Balance at December 31, 2012	$114,642	$(76,437)	$38,205
Additions	2,704	—	2,704
Amortization	—	(10,268)	(10,268)
Translation adjustments	(548)	385	(163)

Balance at September 30, 2013	$116,798	$(86,320)	$30,478

Based on the carrying amount of other intangibles as of September 30, 2013, the estimated future amortization is as follows (in thousands):

	Three
	Months Ending
	December 31	Years Ending December 31
	2013	2014	2015	2016	2017	Thereafter	Total

Developed technology	$1,823	$6,586	$5,554	$2,990	$421	$—	$17,374
Other	908	3,377	3,215	2,712	1,869	1,023	13,104

Total	$2,731	$9,963	$8,769	$5,702	$2,290	$1,023	$30,478

Note 9—Restructuring Charges

During the nine months ended September 30, 2013, Advent recorded additional restructuring charges of $3.0 million related to severance and benefit costs associated with a re-organization plan approved in October 2012, bringing the total recognized cost to approximately $6.6 million through September 30, 2013. Total restructuring charges are expected to be approximately $7 million upon completion.

The following table sets forth an analysis of the changes in the restructuring accrual during the nine months ended September 30, 2013 (in thousands):

	Facility Exit	Severance &
	Costs	Benefits	Total

Balance of restructuring accrual at December 31, 2012	$4	$3,138	$3,142
Restructuring charges	96	2,863	2,959
Cash payments	—	(5,856)	(5,856)

Balance of restructuring accrual at September 30, 2013	$100	$145	$245

The remaining restructuring accrual of $0.2 million at September 30, 2013 is included in “Accrued liabilities” in the accompanying condensed consolidated balance sheet. Advent expects to pay the remaining accrued severance and benefit obligations by December 31, 2013.

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

Minimum principal payments with respect to the term loans will be made in 20 equal consecutive quarterly principal installments of $5.0 million, commencing on September 13, 2013, with the remaining outstanding principal balance and all accrued and unpaid interest due on June 12, 2018. Principal payments with respect to the revolving loans, together with all accrued and unpaid interest, are due on June 12, 2018. Advent may prepay the term loans and revolving loans at any time without penalty.

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

The Restated Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict Advent and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, pay dividends or make distributions, make investments, make acquisitions, prepay certain indebtedness, enter into certain transactions with affiliates, enter into sale and leaseback transactions, enter into swap agreements and enter into restrictive agreements, in each case subject to customary exceptions for a credit facility of this size and type. Advent is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. At September 30, 2013 and December 31, 2012, Advent had a total debt balance of $350.0 million under its Restated Credit Agreement, of which $130.0 million was under the revolving credit facility, and $95.0 million under its former Credit Agreement, respectively, and was in compliance with all associated covenants as of these dates as follows:

Calculation as of
	Covenant	September 30, 2013

Leverage ratio	Maximum 4.00x	3.29x

Interest coverage ratio	Minimum 2.50x	20.3x

Calculation as of
	Covenant	December 31, 2012

Leverage ratio	Maximum 2.50x	0.99x

Interest coverage ratio	Minimum 3.50x	48.8x

Liquidity	Minimum $50.0 million	$223.3 million

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

Note 11—Income Taxes

The following table summarizes the activity relating to the Company’s unrecognized tax benefits during the nine months ended September 30, 2013 (in thousands):

Total

Balance at December 31, 2012	$12,148
Gross increases related to current period tax positions	1,987
Balance at September 30, 2013	$14,135

At September 30, 2013 and December 31, 2012, Advent had gross unrecognized tax benefits of $14.1 million and $12.1 million, respectively. During the nine months ended September 30, 2013, the Company increased the amount of unrecognized tax benefits by approximately $2.0 million relating to federal research credits, California research credits, Massachusetts research credits and California enterprise zone credits. If recognized, the total unrecognized tax benefits would decrease Advent’s tax provision and increase net income by $11.7 million. The impact on net income reflects the liabilities for unrecognized tax benefits, net of the federal tax benefit of state income tax items. The Company’s liabilities for unrecognized tax benefits relate primarily to federal research credits, California research and enterprise zone tax credits and various state net operating losses.

Advent is subject to taxation in the U.S. and various states and jurisdictions outside the U.S. Advent is currently undergoing a State of California franchise tax examination for the 2006 and 2007 tax years and a Florida income tax examination for the 2009, 2010 and 2011 tax years. Advent is not under examination in any other income tax jurisdiction at the present time and does not anticipate the total amount of its unrecognized tax benefits to significantly change over the next 12 months. The material jurisdictions that are subject to examination by tax authorities include federal for tax years after 2009 and California for tax years after 2005.

As of September 30, 2013, Advent made no provision for a cumulative total of $17.3 million of undistributed earnings for certain non-U.S. subsidiaries, which are deemed to be permanently reinvested.

Note 12—Commitments and Contingencies

Lease Obligations

Advent leases office space and equipment under non-cancelable operating lease agreements, which expire at various dates through June 2025. Some operating leases contain escalation provisions for adjustments in the consumer price index. Advent is responsible for maintenance, insurance, and property taxes. Excluding leases and associated sub-leases for MicroEdge facilities, as of September 30, 2013, Advent’s remaining operating lease commitments through 2025 were approximately $56.6 million.

On October 1, 2009, Advent completed the sale of the Company’s MicroEdge subsidiary. At September 30, 2013, the gross operating lease commitments and sub-lease income related to this discontinued operation facility totaled $6.6 million and $2.9 million, respectively.

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

Note 13—Stock-Based Compensation

Equity Award Modification

On June 12, 2013, the Company’s Board of Directors approved a one-time special cash dividend (the “Special Dividend”) of $9.00 per share payable on each Common Share. In connection with the declaration of the Special Dividend, equity award modifications affecting approximately 900 employees and non-employee directors were made on June 12, 2013 (the “Modification Date”) for awards outstanding as of July 9, 2013 in a manner that was intended to preserve the pre-cash dividend economic value of these awards granted under the 2002 Stock Plan, 1998 non-statutory Stock Option Plan and 1995 Director Option Plan.

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

The following table summarizes the Black-Scholes inputs used in calculating the fair value and incremental expense to be recognized in connection with the equity award modification that occurred in June 2013:

Stock Options & SARs	Pre-Modification	Post-Modification
Market price of Advent stock	$26.10	$26.10
Exercise price	$8.28 - $32.85	$7.84 - $23.85
Risk-free interest rate	0.04% - 1.49%	0.04% - 1.23%
Volatility	31.33% - 37.45%	31.33% - 37.40%
Expected life (in years)	0.26 - 6.40	0.26 - 5.38
Expected dividends	None	None

The following table sets forth the financial impact of the equity award modification that occurred during the nine months ended September 30, 2013 (in millions):

			Stock-Based
		Total	Compensation	Unamortized
		Incremental	Expense	Stock-Based
	Cash	Stock-Based	Recognized During the	Compensation
	or	Compensation	Nine Months Ended	Expense as of
	Non-Cash	Expense	September 30, 2013	September 30, 2013

Modification of options and SARs	Non-cash	$25.1	$17.0	$8.1
Modification of options and SARs	Cash	5.4	5.4	—
Modification of RSUs	Cash	10.7	2.2	8.5

Total excluding estimated forfeitures		$41.2	$24.6	$16.6
Total including estimated forfeitures		$38.1	$24.4	$13.7

Stock-based compensation expense of $24.4 million, net of estimated forfeitures, was recognized during the second quarter of 2013 for awards that were vested as of the Modification Date. The vested portion of each award was determined on a grant-by-grant basis, based on the extent to which the award was vested as of the Modification Date. The remaining unamortized stock-based compensation expense, including estimated forfeitures, of approximately $13.7 million at September 30, 2013 related to the modification of unvested options, SAR and RSU awards, is being recognized over the original remaining vesting periods of the awards, which range from 1 to 44 months.

Stock-Based Compensation Expense

Stock-based compensation expense related to stock options, stock appreciation rights (“SARs”), employee stock purchase plan (“ESPP”) shares, and restricted stock units (“RSUs”) was recognized in the Company’s condensed consolidated statement of operations, including the impact of the equity award modification, for the periods presented as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Statement of operations classification
Cost of recurring revenues	$853	$615	$2,647	$1,810
Cost of non-recurring revenues	578	331	2,690	926
Total cost of revenues	1,431	946	5,337	2,736

Sales and marketing	2,874	1,877	10,920	5,263
Product development	2,083	1,440	6,941	4,338
General and administrative	2,003	1,108	17,399	3,007
Total operating expenses	6,960	4,425	35,260	12,608

Total stock-based employee compensation expense	8,391	5,371	40,597	15,344

Tax effect on stock-based employee compensation expense	(2,938)	(2,154)	(16,100)	(5,983)

Effect on net income from continuing operations, net of tax	$5,453	$3,217	$24,497	$9,361

As of September 30, 2013, total compensation cost related to unvested awards not yet recognized under all equity compensation plans and including the impact of the equity award modification, adjusted for estimated forfeitures, was $56.7 million and is expected to be recognized through the remaining vesting period of each grant, with a weighted average remaining period of 2.7 years.

Valuation Assumptions

Advent uses the Black-Scholes option pricing model and the straight-line attribution approach to determine the grant date fair value of stock options, SARs and the ESPP. The fair value of RSUs is equal to the Company’s closing stock price on the date of grant.

The following Black-Scholes option pricing model assumptions were used for stock options and SARs granted, and for the ESPP, in the following periods:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Stock Options & SARs
Risk-free interest rate	1.5% - 1.8%	0.7% - 0.8%	0.5% - 1.8%	0.6% - 1.2%
Volatility	35.1% - 38.3%	39.6% - 42.9%	33.4% - 38.8%	38.4% - 42.9%
Expected life (in years)	5.06	5.14	3.94 - 5.06	4.02 - 5.14
Expected dividends	None	None	None	None

Employee Stock Purchase Plan
Risk-free interest rate			0.1%	0.1%
Volatility			31.8%	31.0%
Expected life (in years)			0.5	0.5
Expected dividends			None	None

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

The dividend yield assumption is based on the Company’s history of not paying regular dividends and the future expectation of no recurring dividend payouts.

Equity Award Activity

The Company’s stock option and SAR activity for the nine months ended September 30, 2013 was as follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Life	Value
	(in thousands)	Price (1)	(in years)	(in thousands)

Outstanding at December 31, 2012	7,668	$10.82
Options & SARs granted	1,190	$21.45
Options & SARs exercised	(2,494)	$6.02
Options & SARs canceled	(337)	$13.94
Outstanding at September 30, 2013	6,027	$14.85	6.95	$101,850
Exercisable at September 30, 2013	2,985	$11.68	4.94	$59,911

(1) The weighted average exercise prices have been adjusted to reflect the impact of the equity award modification.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $31.75 on September 30, 2013 for options and SARs that were in-the-money as of that date.

The weighted average grant date fair value of options and SARs granted, total intrinsic value of options and SARs exercised and cash received from options exercised during the periods presented were as follows (in thousands, except weighted average grant date fair value):

	Nine Months Ended September 30
	2013	2012
Options and SARs
Weighted average grant date fair value	$10.44	$9.39
Total intrinsic value of awards exercised	$34,259	$8,729

Options
Cash received from exercises	$18,382	$4,211

The Company settles exercised stock options and SARs with newly issued common shares.

The Company’s RSU activity for the nine months ended September 30, 2013 was as follows:

		Weighted
	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value

Outstanding and unvested at December 31, 2012	1,273	$18.16
RSUs granted	380	$30.49
RSUs vested	(341)	$22.30
RSUs canceled	(137)	$25.15

Outstanding and unvested at September 30, 2013	1,175	$20.13

The weighted average grant date fair value of RSUs was determined based on the closing market price of the Company’s common stock on the date of the award. The aggregate intrinsic value of RSUs outstanding at September 30, 2013 was $37.3 million based on the Company’s closing stock price of $31.75 per share on that date. Additionally, at September 30, 2013, certain unvested RSUs outstanding had a right to a total of $10.4 million of cash payments upon vesting related to the equity award modification in June 2013.

Note 14—Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per-share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Numerator:
Net income (loss):
Continuing operations	$9,833	$7,687	$17,735	$22,201
Discontinued operation	(20)	11	68	233

Total operations	$9,813	$7,698	$17,803	$22,434

Denominator:
Denominator for basic net income (loss) per share- weighted average shares outstanding	51,576	50,401	51,241	50,722

Dilutive common equivalent shares:
Employee stock options and other	2,361	1,847	2,088	2,042

Denominator for diluted net income (loss) per share - weighted average shares outstanding, assuming exercise of potential dilutive common equivalent shares	53,937	52,248	53,329	52,764

Net income (loss) per share (1):
Basic:
Continuing operations	$0.19	$0.15	$0.35	$0.44
Discontinued operation	(0.00)	0.00	0.00	0.00

Total operations	$0.19	$0.15	$0.35	$0.44

Diluted:
Continuing operations	$0.18	$0.15	$0.33	$0.42
Discontinued operation	(0.00)	0.00	0.00	0.00

Total operations	$0.18	$0.15	$0.33	$0.43

(1) Net income (loss) per share is based on actual calculated values and totals may not sum due to rounding.

Weighted average stock options, SARs and RSUs of approximately 1.3 million and 2.4 million for the three and nine months ended September 30, 2013, respectively, were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive. Similarly, 3.9 million and 2.5 million were excluded in the comparable periods of 2012, respectively.

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

In general, and where applicable, the Company uses quoted prices in active markets for identical assets or liabilities to determine fair value. The Company applied this valuation technique to measure the fair value of the Company’s Level 1 investments, such as treasury obligation money market mutual funds and U.S. and foreign government debt securities. Money market funds consist of cash equivalents with remaining maturities of three months or less at the date of purchase and are composed primarily of U.S. government debt securities and treasury obligation money market mutual funds. Advent’s U.S. government debt securities are securities sponsored by the federal government of the United States.

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

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities. The fair value of these certain financial assets was determined using the following inputs as of September 30, 2013 and December 31, 2012 (in thousands):

	Fair Value
	as of
	September 30, 2013	Level 1	Level 2	Level 3
Financial Assets:
Money market funds (1)	$10,000	$10,000	$—	$—

Financial Liabilities:
Debt (5)	$350,000	$—	$350,000	$—

	Fair Value
	as of
	December 31, 2012	Level 1	Level 2	Level 3
Financial Assets:
Money market funds (1)	$47,086	$47,086	$—	$—
U.S. government debt securities (3)	$59,815	$55,817	$3,998	$—
Corporate debt securities (3)	$110,508	$—	$110,508	$—
Foreign government debt securities (2)	$2,421	$—	$2,421	$—

Financial Liabilities:
Debt (5)	$95,000	$—	$95,000	$—

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

There were no transfers between Level 1 and Level 2 assets during the nine months ended September 30, 2013 and Advent does not have any significant assets or liabilities that utilize unobservable or Level 3 inputs.

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

Note 16 — Accumulated Other Comprehensive Income

The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income and reclassifications from accumulated other comprehensive income for the nine months ended September 30, 2013 (in thousands):

Changes in Accumulated Other Comprehensive Income by Component

	Unrealized
	Gain (Loss) on	Foreign
	Available-For-Sale	Currency
	Securities	Translation	Total

Balance at December 31, 2012	$(11)	$10,041	$10,030

Other comprehensive income (loss) before reclassification (net of taxes of $(20) and $0, respectively)	22	(155)	(133)
Amounts reclassified from accumulated other comprehensive income	(11)	—	(11)

Net current period other comprehensive income (loss)	11	(155)	(144)

Balance at September 30, 2013	$—	$9,886	$9,886

Reclassifications From Accumulated Other Comprehensive Income

	Nine Months Ended September 30
	2013	Statement of Operations Classification:

Realized gains on sale of marketable securities	$19	Interest and other income (expense), net
Income tax benefit	(8)	Provision for income taxes
	$11	Net income

There were no transfers out of accumulated other comprehensive income since March 31, 2013.

Note 17 — Common Stock Repurchase Programs

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

In connection with the secondary market offering of common stock by the Company’s largest shareholder during the third quarter of 2013, the Board authorized and Advent repurchased an additional 1.6 million shares of the Company’s common stock. At September 30, 2013 there remained approximately 0.4 million shares previously authorized by the Board for repurchase.

The following table provides a summary of the quarterly repurchase activity during the nine months ended September 30, 2013 under the stock repurchase programs approved by the Board (in thousands, except per share data):

	Total		Average
	Number		Price
	of Shares		Paid
	Purchased	Cost	Per Share

Q1 2013	—	$—	$—
Q2 2013	—	—	—
Q3 2013	1,600	41,256	25.785

Total	1,600	$41,256	$25.785

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

Operating Overview

Operating highlights of our third quarter of 2013 include:

•                  Advent client conference. With over 1,000 attendees, we hosted our largest client conference in our 30 year history. We unveiled a number of new enhancements and product solutions including Geneva® 10.0, Tamale® 7.0 and Advent Direct™.

•                  New and incremental bookings. The term license, Advent OnDemand and Black Diamond contracts signed in the third quarter of 2013 will contribute approximately $7.1 million in annual revenue (“annual contract value” or “ACV”) once they are fully implemented. This was consistent with $7.1 million of ACV booked from contracts signed in the same period last year.

•                  Renewal rates. Renewal rates, which are based on cash collections and therefore reported one quarter in arrears, were 92% for the second quarter of 2013.  This represents an increase of 5 percentage points over the same period last year.

•                  Operating cash flows.  Cash flows from operations in the third quarter of 2013 were $22.8 million which represents a decrease of 10% compared with $25.3 million in the same period last year. During the third quarter of 2013, we paid $5.4 million to option and SAR holders in connection with the equity award modification with no similar payments in the prior year. Cash flows from operations during the nine months ended September 30, 2013 were $61.9 million, which represents an increase of 15% from $53.8 million in the comparable period of 2012.

•                  Special dividend. On June 12, 2013, our Board of Directors (the “Board”) declared a one-time special cash dividend of $9 per share payable on July 9, 2013 to shareholders of record on July 1, 2013 (the “Special Dividend”).  A total of $470.1 million was paid on July 9, 2013.

•                  Secondary security offering. During the third quarter of 2013, we incurred legal and professional fees of $0.6 million associated with the secondary market offering of our common stock by our former largest shareholder.

•                  Repurchase of common stock. In connection with the secondary security offering, our Board of Directors authorized and we repurchased 1.6 million shares of our common stock for a total cash outlay of $41.3 million at an average price of $25.785 per share during the third quarter of 2013.

•                  Equity award modification. We incurred stock-based compensation expense of $8.4 million in the third quarter of 2013 up from $5.4 million in the same period of 2012. In connection with the declaration of the Special Dividend, equity award modifications affecting approximately 900 employees and non-employee directors were made for awards outstanding as of July 9, 2013 in a manner to preserve the pre-cash dividend economic value of these awards resulting in the $3.0 million increase in the third quarter of 2013.

Financial Overview

Financial highlights of our third quarter of 2013 and 2012 were as follows (in thousands, except per share amounts, percentages and margin changes):

			Percentage /
	Three Months Ended September 30		Margin
	2013	2012	Change

Net revenues	$96,767	$90,174	7%
Gross margin	$64,976	$57,361	13%
Gross margin percentage	67.1%	63.6%	3.5 pts
Operating income	$17,371	$12,629	38%
Operating margin percentage	18.0%	14.0%	4.0 pts
Net income from continuing operations	$9,833	$7,687	28%
Net income from continuing operations per diluted share	$0.18	$0.15	24%
Operating cash flows	$22,835	$25,256	-10%

Term License and Term License Deferral

Term license revenues now comprise substantially all of our license revenues. When a customer purchases a term license together with implementation services, we do not recognize any revenue under the contract until the implementation services are substantially complete. If the implementation services are still in progress as of quarter-end, we defer all of the contract revenues to a subsequent quarter. When professional services are substantially completed, we recognize a pro-rata amount of the term license revenue, professional services fees earned and related expenses, based on the elapsed time from the start of the term license to the substantial completion of professional services. Term license revenue for the remaining contract years and the remaining deferred professional services revenue and related expenses are recognized ratably over the remaining contract term.

The term license component of the deferred revenue balance related to implementations in process will increase or decrease in the future depending on the amount of new term license bookings relative to the number of implementations that reach completion in a particular quarter. For the three and nine months ended September 30, 2013 and 2012, changes in the net term license component of deferred revenues increased (decreased) the Company’s revenues, costs and operating income as follows (in thousands):

	Three Months Ended September 30			Nine Months Ended September 30
	2013	2012	Change	2013	2012	Change

Term license revenues	$314	$(1,541)	$1,855	$(1,155)	$127	$(1,282)
Professional services and other	154	163	(9)	(1,847)	(289)	(1,558)

Total net revenues	$468	$(1,378)	$1,846	$(3,002)	$(162)	$(2,840)

Professional services costs	$12	$(30)	$42	$(1,264)	$(500)	$(764)
Sales commissions costs	154	(219)	373	(62)	(34)	(28)
Total net costs	$166	$(249)	$415	$(1,326)	$(534)	$(792)

Operating income	$302	$(1,129)	$1,431	$(1,676)	$372	$(2,048)

As of September 30, 2013 and December 31, 2012, deferred revenue and directly related expense balances associated with our term licensing deferral were as follows (in thousands):

	September 30	December 31
	2013	2012
Deferred revenues
Short-term	$32,746	$29,735
Long-term	6,638	6,647

Total	$39,384	$36,382

Directly-related expenses
Short-term	$11,301	$10,787
Long-term	4,409	3,598

Total	$15,710	$14,385

Deferred net revenues are classified as “Deferred revenues” (short-term and long-term), and directly-related expenses are classified as “Prepaid expenses and other” and “Other assets,” respectively, in the accompanying condensed consolidated balance sheets.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2013 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Recent Accounting Pronouncements

With the exception of the pronouncements included in Note 1, “Basis of Presentation” to the accompanying condensed consolidated financial statements, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2013, as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, that are of significance, or potential significance, to our condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

The following table summarizes, for the periods indicated, certain items in the condensed consolidated statements of operations as a percentage of net revenues. The financial information and the ensuing discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

Net revenues:
Recurring revenues	91%	90%	91%	90%
Non-recurring revenues	9	10	9	10

Total net revenues	100	100	100	100

Cost of revenues:
Recurring revenues	18	19	18	19
Non-recurring revenues	12	14	11	13
Amortization of developed technology	3	3	3	3

Total cost of revenues	33	36	32	35

Gross margin	67	64	68	65

Operating expenses:
Sales and marketing	19	20	21	21
Product development	18	19	18	19
General and administrative	11	10	15	10
Amortization of other intangibles	1	1	1	1
Recapitalization costs	*	*	2	*
Restructuring (benefit) charges	*	*	1	*

Total operating expenses	49	50	59	51

Income from continuing operations	18	14	10	14
Interest and other income (expense), net	(3)	*	(2)	*

Income from continuing operations before income taxes	15	14	8	13
Provision for income taxes	5	5	2	5

Net income from continuing operations	10	9	6	8

Discontinued operation:
Net (loss) income from discontinued operation	*	*	*	*

Net income	10%	9%	6%	8%

Percentages are based on actual values. Totals may not sum due to rounding.

* Less than 1%.

NET REVENUES

	Three Months Ended September 30			Nine Months Ended September 30
	2013	2012	Change	2013	2012	Change

Total net revenues (in thousands)	$96,767	$90,174	$6,593	$285,380	$266,802	$18,578

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

Revenues from recurring and non-recurring sources, as a percentage of total net revenues for the periods presented, were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
As a percentage of total net revenues	2013	2012	2013	2012

Revenues from recurring sources	91%	90%	91%	90%
Revenues from non-recurring sources	9%	10%	9%	10%

Revenues derived from sales outside the U.S. were 18% and 16% of total net revenues in the third quarter of 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, revenues derived from sales outside the U.S. were 18% and 17%, respectively, of total net revenues. The increase as a percentage of total revenues during the year-to-date period of 2013, when compared to the same period last year, primarily reflects a slight rebound in growth outside the U.S. as the European sovereign debt crisis continues to subside. We plan to continue expanding our sales efforts outside the U.S., both in our current markets and elsewhere. Except for the U.S., the revenues from customers in any single country did not exceed 10% of total net revenues for the three and nine months ended September 30, 2013.

We expect total net revenues from continuing operations to be between $95 million and $97 million in the fourth quarter of 2013, and to be between $380 million and $382 million for fiscal year 2013.

Recurring Revenues

	Three Months Ended September 30			Nine Months Ended September 30
(in thousands, except percent of total net revenues)	2013	2012	Change	2013	2012	Change

Term license revenues	$47,087	$39,352	$7,735	$133,369	$117,733	$15,636
Maintenance revenues	16,632	17,071	(439)	49,401	50,380	(979)
Other recurring revenues	24,397	24,667	(270)	78,092	72,639	5,453

Total recurring revenues	$88,116	$81,090	$7,026	$260,862	$240,752	$20,110

Percent of total net revenues	91%	90%		91%	90%

Revenues from term licenses, which include both software license and maintenance services for term licenses, increased $7.7 million and $15.6 million during the three and nine months ended September 30, 2013, respectively, when compared to the same periods of 2012. The growth of term license revenues reflects the continued layering of incremental annual contract value (ACV) of term licenses sold in previous periods into our term revenue and the continued market acceptance of our products.

For our term licenses, we defer all revenue on new bookings until our implementation services are complete. The change in our term license implementation deferral increased/(decreased) term license revenues as follows (in thousands):

	Three Months Ended September 30			Nine Months Ended September 30
	2013	2012	Change	2013	2012	Change

Term license revenues	$314	$(1,541)	$1,855	$(1,155)	$127	$(1,282)

During the three months ended September 30, 2013, an increase in new service engagements as a result of bookings from the second half of 2012 and the first half of 2013 drove the increase in implementation services. However, a number of projects completed in the three months ended September 30, 2013, caused a net release in deferred term license revenues for the third quarter of 2013.

Generally, we no longer sell perpetual licenses to new customers. As a result, maintenance revenues from perpetual licenses decreased $0.4 million and $1.0 million during the three and nine months ended September 30, 2013, when compared to the same periods of 2012. This decrease was due to maintenance de-activations from customer attrition, maintenance level downgrades, reductions in products licensed or number of users by clients, perpetual license customers migrating to term licenses, and a decrease in new perpetual license customers, partially offset by the impact of price increases.

Other recurring revenues, which primarily include revenues from incremental assets under administration fees from perpetual licenses, data services, outsourced services, Advent OnDemand, web-based services and Black Diamond, decreased $0.3 million and increased $5.5 million during the three and nine months ended September 30, 2013, respectively, when compared to the same periods of 2012. The increase in other recurring revenues for the nine months ended September 30, 2013 was primarily due to growth in revenues of $4.7 million from our Black Diamond product and to a lesser extent, growth in revenues from data services, outsourced services, and web-based services. The three and nine month periods ended September 30, 2013 also reflected lower fees from a renewed agreement with one of our larger clients effective with the third quarter of 2013.

Our renewal rates are based on cash collections and are disclosed one quarter in arrears. We disclose our renewal rates one quarter in arrears in order to include substantially all payments received against the invoices for that quarter. We also update our renewal rates from the initially disclosed rates to include all cash collections subsequent to the initial disclosure. The following summarizes our initial and updated renewal rates (operational metric) since the second quarter of 2012:

	Renewal Quarter
Renewal Rates	Q313	Q213	Q113	Q412	Q312	Q212
Based on cash collections relative to prior year collections

Initially Disclosed Renewal Rate (1)	(2)	92%	94%	91%	94%	87%
Updated Disclosed Renewal Rate (3)	n/a	n/a	97%	95%	98%	92%

(1)   “Initially Disclosed Renewal Rate” is based on cash collections and reported one quarter in arrears.

(2)   The initially disclosed renewal rate for the third quarter of 2013 is not currently available as it is disclosed one quarter in arrears in order to include substantially all payments against invoices for this quarter.

(3)   “Updated Disclosed Renewal Rate” reflects initially disclosed rate updated for subsequent cash collections.

Non-Recurring Revenues

	Three Months Ended September 30			Nine Months Ended September 30
(in thousands, except percent of total net revenues)	2013	2012	Change	2013	2012	Change

Professional services and other revenues	$8,281	$8,488	$(207)	$22,675	$23,835	$(1,160)
Perpetual license fees	370	596	(226)	1,843	2,215	(372)

Total non-recurring revenues	$8,651	$9,084	$(433)	$24,518	$26,050	$(1,532)

Percent of total net revenues	9%	10%		9%	10%

Non-recurring revenues consists of perpetual license fees, professional services and other revenues. Perpetual license revenues are derived from the licensing of software products under a perpetual arrangement. Professional services and other revenues include fees for consulting, project management, custom implementation and integration, custom report writing, training and our client conference. Professional services and other revenues in the three months ended September 30, 2013 and 2012, respectively, included $1.0 million and $0.9 million of conference-related revenues.

Professional services projects related to Axys, Moxy and Partner products generally can be completed in a two- to six-month time period, while services related to Geneva and APX products may require four- to nine-months. We defer professional services revenue for services performed on term license implementations that are not considered substantially complete. Service revenue is deferred until the implementation is complete and remaining services are substantially completed. Upon substantial completion, we recognize a pro-rata amount of professional services fees earned based on the elapsed time from the start of the term license to the substantial completion of professional services. The remaining deferred professional services revenue is recognized ratably over the remaining contract term.

Professional services and other revenues changed due to the following (in thousands):

	Change From	Change From
	2012 to 2013	2012 to 2013
	QTD	YTD

Decreased consulting services	$(2,780)	$(7,065)
Decreased revenue related to term license implementation deferral	(9)	(1,558)
Increased data conversion	1,217	3,561
Increased training	683	2,171
Increased custom reports	672	1,312
Various other items	10	419

Total change	$(207)	$(1,160)

On January 1, 2013, we began accounting for professional service revenues on a more granular level. As a result, professional services revenue, which was previously classified as consulting services, is now being classified as data conversion, training and customer reports revenue which is reflected in the decrease in consulting services revenues and the increase in data conversion revenues during the three and nine months ended September 30, 2013. The overall decrease in professional services and other revenues primarily reflects the increase in net term license implementation deferral associated with in-process term license implementations as a result of more ongoing projects in 2013 than in the comparable period last year.

The change in our term license implementation deferral increased/(decreased) professional services and other revenues for the three and nine months ended September 30, 2013, as follows (in thousands):

	Three Months Ended September 30			Nine Months Ended September 30
	2013	2012	Change	2013	2012	Change

Professional services and other	$154	$163	$(9)	$(1,847)	$(289)	$(1,558)

Total perpetual license fees decreased $0.2 million and $0.4 million during the three and nine months ended September 30, 2013 when compared to the same periods of 2012, primarily due to a decrease in sales of perpetual seat licenses and modules to our existing perpetual client base as we evolve our business model to sell principally term licenses.

COST OF REVENUES

	Three Months Ended September 30			Nine Months Ended September 30
(in thousands, except percent of total net revenues)	2013	2012	Change	2013	2012	Change

Stock-based compensation expense	$1,431	$946	$485	$5,337	$2,736	$2,601
All other cost of revenues	$30,360	$31,867	$(1,507)	$85,329	$90,541	$(5,212)
Percent of total net revenues	31%	35%		30%	34%
Total cost of revenues	$31,791	$32,813	$(1,022)	$90,666	$93,277	$(2,611)
Percent of total net revenues	33%	36%		32%	35%

Cost of revenues is made up of three components: cost of recurring revenues, cost of non-recurring revenues and amortization of developed technology, and are discussed individually in the following discussion. Gross margin improved to 67% in the third quarter of 2013 from 64% in the third quarter of 2012 as we expanded our recurring revenue gross margins from our improved efficiency in our global support organization and experienced better margins in our professional services practice.

Cost of Recurring Revenues

	Three Months Ended September 30			Nine Months Ended September 30
(in thousands, except percent of total net revenues)	2013	2012	Change	2013	2012	Change

Stock-based compensation expense	$853	$615	$238	$2,647	$1,810	$837
All other cost of recurring revenues	$16,929	$16,601	$328	$49,526	$50,152	$(626)
Percent of total recurring revenues	19%	20%		19%	21%
Total cost of recurring revenues	$17,782	$17,216	$566	$52,173	$51,962	$211
Percent of total recurring revenues	20%	21%		20%	22%

Cost of recurring revenues consists of the direct costs related to providing and supporting our outsourced services, providing technical support services under maintenance and term license agreements and other services for recurring revenues, and royalties paid to third party vendors.

Cost of recurring revenues changed due to the following (in thousands):

	Change From	Change From
	2012 to 2013	2012 to 2013
	QTD	YTD

Increased outside services	$657	$625
Increased stock-based compensation	238	837
Increased allocation-in of facility and infrastructure expenses	211	734
Decreased payroll and related	(220)	(1,133)
Decreased travel and entertainment	(121)	(722)
Various other items	(199)	(130)

Total change	$566	$211

The increase in the cost of recurring revenues for the three and nine months ended September 30, 2013 was primarily due to increased outside services, the increase in stock-based compensation expense associated with our equity award modification in 2013 and an increase in allocation-in of facility and infrastructure expenses. These increases were partially offset by the decreases in payroll and related costs which reflects lower salary and bonus expenses as a result of less headcount from the re-organization plan that was approved in October 2012 and decrease in travel and entertainment costs due to less travel associated with providing technical support services. Headcount in our client support group decreased to 339 at September 30, 2013 from 362 at September 30, 2012.

Cost of Non-Recurring Revenues

	Three Months Ended September 30			Nine Months Ended September 30
(in thousands, except percent of total net revenues)	2013	2012	Change	2013	2012	Change

Stock-based compensation expense	$578	$331	$247	$2,690	$926	$1,764
All other cost of non-recurring revenues	$10,923	$12,680	$(1,757)	$28,398	$32,689	$(4,291)
Percent of total non-recurring revenues	126%	140%		116%	125%
Total cost of non-recurring revenues	$11,501	$13,011	$(1,510)	$31,088	$33,615	$(2,527)
Percent of total non-recurring revenues	133%	143%		127%	129%

Cost of non-recurring revenues consists of expenses associated with perpetual license fees, professional services and other fees. Costs associated with perpetual license fees consists primarily of royalties and other fees paid to third parties, the fixed direct labor and third party costs involved in producing and distributing our software, and cost of product media including duplication, manuals and packaging materials. Costs associated with professional services and other revenue consists primarily of personnel related costs associated with the professional services organization in providing consulting, custom report writing and data conversion from clients’ previous systems. Also included are direct costs associated with third-party consultants. Cost of non-recurring revenues in the three months ended September 30, 2013 and 2012, respectively, included approximately $2.3 million and $2.0 million of conference-related costs.

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

Cost of non-recurring revenues changed due to the following (in thousands):

	Change From	Change From
	2012 to 2013	2012 to 2013
	QTD	YTD

Decreased payroll and related	$(781)	$(1,513)
Decreased outside contractors	(492)	(910)
Decreased travel and entertainment	(403)	(876)
Increased (decreased) cost related to term license implementation deferral	42	(764)
Increased stock-based compensation	247	1,764
Various other items	(123)	(228)

Total change	$(1,510)	$(2,527)

The decrease in the cost of non-recurring revenues during the three and nine months ended September 30, 2013 primarily reflects a decrease in payroll and related costs which reflects lower salary and bonus expenses from less headcount as a result of the 2012 re-organization plan, decreased utilization of third-party contractors, changes in deferred professional service costs as projects are started and completed, and classification of certain costs of our professional services team into cost of recurring and product development. Certain professional services resources were redeployed to our cost of recurring or product development groups in 2013 and, as a result, their associated costs are now classified in cost of recurring or product development effective January 1, 2013. Travel and entertainment costs decreased primarily due to less travel activity by consultants. These decreases were partially offset by an increase in stock-based compensation expense associated with the equity award modification.

The change in our term license deferral increased/(decreased) professional services costs for the three and nine months ended September 30, 2013 and 2012 as follows (in thousands):

	Three Months Ended September 30			Nine Months Ended September 30
	2013	2012	Change	2013	2012	Change

Professional services costs	$12	$(30)	$42	$(1,264)	$(500)	$(764)

Gross margins for non-recurring revenues were (33)% and (43)% for the three months ended September 30, 2013 and 2012, respectively, and (27)%, and (29)% during the nine months ended September 30, 2013 and 2012, respectively. The improvement in gross margin during the 2013 periods was primarily due to higher billable utilization of professional services consultants partially offset by the incremental stock-based compensation expense associated with our modification of outstanding equity awards. Gross margins were negatively impacted by our annual user conference that is typically held in the third quarter, with costs, net of associated revenues, of approximately $1.3 million and $1.1 million in the three months ended September 30, 2013 and 2012, respectively.

Amortization of Developed Technology

	Three Months Ended September 30			Nine Months Ended September 30
	2013	2012	Change	2013	2012	Change

Amortization of developed technology (in thousands)	$2,508	$2,586	$(78)	$7,405	$7,700	$(295)
Percent of total net revenues	3%	3%		3%	3%

Amortization of developed technology represents amortization of acquisition-related intangibles and capitalized software development costs. The decrease during the three and nine months ended September 30, 2013 compared to the same periods last year resulted from decreased amortization from other developed technology assets that were fully amortized during 2012 and the first nine months of 2013, which were partially offset by additional amortization from software development costs capitalized during 2012 and the first nine months of 2013.

OPERATING EXPENSES

Sales and Marketing

	Three Months Ended September 30			Nine Months Ended September 30
(in thousands, except percent of total net revenues)	2013	2012	Change	2013	2012	Change

Stock-based compensation expense	$2,874	$1,877	$997	$10,920	$5,263	$5,657
All other sales and marketing	$15,672	$16,088	$(416)	$48,047	$50,859	$(2,812)
Percent of total net revenues	16%	18%		17%	19%
Total sales and marketing expense	$18,546	$17,965	$581	$58,967	$56,122	$2,845
Percent of total net revenues	19%	20%		21%	21%

Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars.

Sales and marketing expense changed due to the following (in thousands):

	Change From	Change From
	2012 to 2013	2012 to 2013
	QTD	YTD

Increased stock-based compensation	$997	$5,657
Decreased payroll and related	(248)	(2,327)
Decreased travel and entertainment	(258)	(567)
Various other items	90	82

Total change	$581	$2,845

The increase in total sales and marketing expenses in absolute dollars during the three and nine months ended September 30, 2013 compared to the same periods last year was due to the increase in stock-based compensation expense associated with the equity award modification, which was partially offset by lower payroll and related expenses resulting from reduced headcount due to the re-organization plan that was approved in October 2012. Headcount decreased to 184 at September 30, 2013 from 212 at September 30, 2012.

Product Development

	Three Months Ended September 30			Nine Months Ended September 30
(in thousands, except percent of total net revenues)	2013	2012	Change	2013	2012	Change

Stock-based compensation expense	$2,083	$1,440	$643	$6,941	$4,338	$2,603
All other product development expense	$15,286	$15,637	$(351)	$45,313	$46,039	$(726)
Percent of total net revenues	16%	17%		16%	17%
Total product development expense	$17,369	$17,077	$292	$52,254	$50,377	$1,877
Percent of total net revenues	18%	19%		18%	19%

Product development expenses consist primarily of salary and benefits for our development staff as well as contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services.

Product development expenses changed due to the following (in thousands):

	Change From	Change From
	2012 to 2013	2012 to 2013
	QTD	YTD

Increased stock-based compensation	$643	$2,603
Increased allocation-in of facility and infrastructure expenses	183	543
Decreased payroll and related	(257)	(850)
Increased capitalization of product development	(398)	(614)
Various other items	121	195

Total change	$292	$1,877

The increase in total product development expenses during the three and nine months ended September 30, 2013 was primarily due to an increase in stock-based compensation costs associated with our equity award modification in 2013. Additionally, we allocate facility and infrastructure expenses based on headcount and, during the first nine months of 2013, we allocated more of these costs to our product development department as relative headcount in other departments decreased more than product development headcount decreased. These increases were partially offset by a decrease in payroll and related costs due to less headcount from the October 2012 re-organization plan and an increase in capitalized costs associated with the timing of our product releases resulting in more costs being capitalized during the three and nine months ended September 30, 2013.

General and Administrative

	Three Months Ended September 30			Nine Months Ended September 30
(in thousands, except percent of total net revenues)	2013	2012	Change	2013	2012	Change

Stock-based compensation expense	$2,003	$1,108	$895	$17,399	$3,007	$14,392
All other general and administrative expense	$8,891	$7,644	$1,247	$26,496	$24,612	$1,884
Percent of total net revenues	9%	8%		9%	9%
Total general and administrative expense	$10,894	$8,752	$2,142	$43,895	$27,619	$16,276
Percent of total net revenues	11%	10%		15%	10%

General and administrative expenses consist primarily of personnel costs for information technology, finance, administration, operations and general management, as well as legal and accounting expenses.

General and administrative expenses changed due to the following (in thousands):

	Change From	Change From
	2012 to 2013	2012 to 2013
	QTD	YTD

Increased stock-based compensation	$895	$14,392
Increased payroll and related	561	1,453
Increased legal and professional	1,056	880
Increased computers and telecom	213	468
Increased allocation-out of facility and infrastructure expenses	(429)	(1,472)
Various other items	(154)	555

Total change	$2,142	$16,276

The increase in total general and administrative expenses for the three and nine months ended September 30, 2013 was primarily due to increased stock-based compensation expense resulting from the equity award modification. As the compensation of our directors and several of our executive management team members are included in general and administrative expenses, approximately 43%, or $17.4 million, of the total stock compensation expense of $40.6 million recorded during the nine months ended September 30, 2013 was included in general and administrative. To a lesser extent, the increase was also due to increased legal and professional fees primarily resulting from transaction related fees of $0.6 million associated with the secondary offering of our common stock by our largest shareholder in the third quarter of 2013, increased payroll and related expenses resulting from higher bonuses and contractor expense, and increased computers and telecom costs. These increases were partially offset by an increase in the allocation-out of corporate expenses to other departments. Corporate expenses, such as facility and information costs, are initially recognized in our general and administrative department and then allocated out to other departments based on relative headcount. As our facility costs increased and headcount in our other departments grew at a higher rate than our general and administrative department, we allocated-out more facility and information technology costs during the nine months ended September 30, 2013.

Amortization of Other Intangibles

	Three Months Ended September 30			Nine Months Ended September 30
	2013	2012	Change	2013	2012	Change

Amortization of other intangibles (in thousands)	$953	$955	$(2)	$2,863	$2,867	$(4)
Percent of total net revenues	1%	1%		1%	1%

Other intangibles represent amortization of non-technology related to acquired intangible assets.

Recapitalization Costs

	Three Months Ended September 30			Nine Months Ended September 30
	2013	2012	Change	2013	2012	Change

Recapitalization costs (in thousands)	$—	$—	$—	$6,041	$—	$6,041
Percent of total net revenues	0%	0%		2%	0%

During the nine months ended September 30, 2013, in conjunction with the debt modification, Special Dividend and equity award modification in the second quarter of 2013, we incurred a total of $6.0 million in operating expenses related to financial advisory, legal, and valuation fees.

We do not expect to incur any further recapitalization costs during the fourth quarter of 2013.

Restructuring (Benefit) Charges

	Three Months Ended September 30			Nine Months Ended September 30
	2013	2012	Change	2013	2012	Change

Restructuring (benefit) charges (in thousands)	$(157)	$(17)	$(140)	$2,959	$53	$2,906
Percent of total net revenues	0%	0%		1%	0%

During the nine months ended September 30, 2013, we continued the re-organization plan which was approved in October 2012 to align strategy and function, reduce operating costs and improve profitability. As a result, we recorded restructuring charges of $3.0 million during the nine months ended September 30, 2013 for employee termination benefits associated with a workforce reduction. During the three months ended September 30, 2013, we recorded a restructuring benefit of $0.2 million due to adjustments to assumptions associated with the re-organization plan. The total recognized cost associated with the re-organization plan through September 30, 2013 was approximately $6.6 million and is expected to total approximately $7 million upon completion.

We expect annual operating expense run rate savings of $12 million as a result of the re-organization plan.

For additional analysis of the components of the payments and charges made against the restructuring accrual during the nine months ended September 30, 2013, see Note 9, “Restructuring Charges” to the accompanying condensed consolidated financial statements for additional information.

Interest and Other Income (Expense), Net

	Three Months Ended September 30			Nine Months Ended September 30
	2013	2012	Change	2013	2012	Change

Interest and other income (expense), net (in thousands)	$(2,977)	$(130)	$(2,847)	$(4,610)	$(1,105)	$(3,505)
Percent of total net revenues	(3)%	0%		(2)%	0%

Interest and other income (expense), net consists of interest income and interest expense, realized gains and losses on investments and foreign currency gains and losses.

Interest and other income (expense), net changed due to the following (in thousands):

	Change From	Change From
	2012 to 2013	2012 to 2013
	QTD	YTD

Increase in interest expense	$(2,194)	$(3,275)
Impact of foreign exchange	(616)	(364)
(Decrease) increase in interest income	(16)	161
Various other items	(21)	(27)

Total change	$(2,847)	$(3,505)

Interest and other income (expense), net increased during the three and nine months ended September 30, 2013 compared to the same periods last year, primarily due to increased interest expense resulting from higher outstanding debt balances and amortization of debt issuance costs associated with our new debt agreement executed in the second quarter of 2013 and, to a lesser extent, foreign exchange impact due to fluctuations in the U.S. Dollar exchange rate against certain foreign currencies.

We expect interest expense to be approximately $2.5 million in the fourth quarter of 2013 based on our current debt outstanding of $350.0 million.

Provision for Income Taxes

	Three Months Ended September 30			Nine Months Ended September 30
	2013	2012	Change	2013	2012	Change

Provision for income taxes (in thousands)	$4,561	$4,812	$(251)	$5,390	$13,181	$(7,791)
Effective tax provision rate	32%	38%		23%	37%

The effective tax rate for the nine months ended September 30, 2013 is significantly lower than the rate for the same period of the prior year. This is due to the significant reduction in our expected annual pre-tax book income from the equity award modification that occurred in the second quarter of 2013, which resulted in an increase to the percentage impact of our net favorable permanent items on our effective tax rate. Additionally, the reinstatement of the federal research credit in January 2013 resulted in our recognition of the benefit of the entire 2012 credit in the first nine months of 2013.

We expect our annual effective tax rate for 2013 to be between 25% and 30%.

Discontinued Operation

	Three Months Ended September 30			Nine Months Ended September 30
(in thousands)	2013	2012	Change	2013	2012	Change

Net revenues	$—	$—	$—	$—	$—	$—
Net (loss) income from operation of discontinued operation (net of applicable taxes of $(16), $(13), $45 and $134, respectively)	$(20)	$11	$(31)	$68	$233	$(165)

The fluctuation in net income from operation of discontinued operation for the three and nine months ended September 30, 2013 was due to the adjustment of our sub-lease income assumptions associated with a restructured facility in New York City.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the nine months ended September 30, 2013, our cash, cash equivalents and marketable securities balance decreased by $189.6 million to $41.4 million, and our debt balance increased by $255.0 million to $350.0 million, primarily to fund the payment of a $470.1 million Special Dividend and the repurchase of $41.3 million of Advent’s common stock. These transactions resulted in negative working capital and a stockholders’ deficit balance on our balance sheet at September 30, 2013.

We entered into these transactions aware of the impact they would have on our balance sheet and believe that our cash balance, cash generated from operations and availability under our debt agreement will be sufficient to satisfy our working capital needs, capital expenditures, and interest and repayment of debt principal for the next 12 to 24 months based upon (1) the significant percentage of our revenues historically coming from recurring sources (91% during the nine months ended September 30, 2013), (2) our historical renewal rates in the mid 90% range, (3) our large and broadly distributed customer base, (4) our backlog of future revenue that is not included on our balance sheet and (5) our history of significant, positive  operating cash flows.

Cash, Cash Equivalents, Marketable Securities and Cash Flows

The following is a summary of our cash, cash equivalents and marketable securities (in thousands):

	September 30	December 31
	2013	2012

Cash and cash equivalents	$41,380	$58,217
Short-term and long-term marketable securities	$—	$172,744

Cash and cash equivalents, and short-term and long-term marketable securities primarily consist of money market mutual funds, U.S. government and U.S. Government Sponsored Entities (GSE’s), foreign debt securities and high credit quality corporate debt securities. Cash and cash equivalents are comprised of highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase. At December 31, 2012, our short-term and long-term marketable securities were classified as available-for-sale, with long-term investments having a maturity date greater than one year from the end of the period.

The table below, for the periods presented, provides selected cash flow information (in thousands):

	Nine Months Ended September 30
	2013	2012

Net cash provided by operating activities from continuing operations	$61,901	$53,773
Net cash provided by (used in) investing activities from continuing operations	$166,039	$(30,351)
Net cash used in financing activities from continuing operations	$(244,344)	$(37,930)
Net cash used in operating activities from discontinued operation	$(358)	$(593)

Cash Flows from Operating Activities for Continuing Operations

Our cash flows from operating activities for continuing operations represent the most significant source of funding for our operations. The major uses of our operating cash include funding payroll (salaries, commissions, bonuses and benefits), general operating expenses (marketing, travel, computer and telecommunications, legal and professional expenses, and office rent), cost of revenues and interest from debt service. Our cash provided by operating activities generally follows the trend in our net revenues, operating results and bookings.

Our cash provided by operating activities from continuing operations of $61.9 million during the nine months ended September 30, 2013 was primarily the result of our net income plus non-cash charges including stock-based compensation, and depreciation and amortization. Cash flows resulting from changes in assets and liabilities include decreases in accounts receivable, accrued liabilities and deferred revenue. Days’ sales outstanding were 54 days during the nine months ended September 30, 2013, compared to 55 days in the same period of 2012. Accrued liabilities decreased primarily as a result of a decrease in accrued restructuring costs of $2.6 million as the October 2012 re-organization plan nears completion, and cash payments for fiscal 2012 liabilities including year-end bonuses, commissions, and payroll taxes. The decrease in deferred revenue primarily resulted from the ratable recognition of deferred term license, maintenance and other recurring revenues over their contract period during the nine months ended September 30, 2013, and the release of deferred revenue associated with our term license implementations. Other changes in assets and liabilities included an increase in accounts payable and a decrease in income taxes payable. Additionally, we paid $5.4 million during the third quarter of 2013 to option and SAR holders in connection with the equity award modification.

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

We expect that cash provided by operating activities for continuing operations may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, new term license bookings that increase deferred revenue, collection of accounts receivable, payment of federal income taxes and timing of payments. We expect cash provided by operating activities to be between $93 million and $97 million for fiscal year 2013.

Cash Flows from Investing Activities for Continuing Operations

Net cash provided by investing activities from continuing operations of $166.0 million for the nine months ended September 30, 2013 reflects sales and maturities of marketable securities of $228.6 million, partially offset by purchases of marketable securities of $57.9 million, capitalized software development costs of $2.6 million and capital expenditures of $2.2 million primarily related to information technology purchases. Proceeds from the sales and maturities of marketable securities were used to partially finance the Special Dividend of $470.1 million that was paid in July 2013.

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

We expect capital expenditures to be between $8 million and $10 million for fiscal year 2013.

Cash Flows from Financing Activities for Continuing Operations

Net cash used in financing activities was $244.3 million for the nine months ended September 30, 2013 compared to $37.9 million during the comparable period of 2012. The increased use of financing cash flows of $206.4 million primarily reflects the payment of the Special Dividend of $470.1 million, debt issuance costs of $5.7 million associated with our restated credit agreement and increased payments of $2.8 million to satisfy withholding taxes on equity awards that are net settled. These cash outflows were partially offset by cash inflows during the nine months ended September 30, 2013 from net debt proceeds of $258.8 million to help fund our Special Dividend and proceeds from stock option exercises and employee stock purchase plan purchases totaling $13.9 million. Additionally, Advent repurchased $41.3 million of its common stock in each of the nine month periods ended September 30, 2013 and 2012.

Cash Flows from Operating Activities for Discontinued Operation

Net cash used in operating activities from discontinued operation of $0.4 million during the nine months ended September 30, 2013 primarily reflects a decrease in accrued restructuring related to cash payments of its facility lease.

Net cash used in operating activities from discontinued operation of $0.6 million during the nine months ended September 30, 2012 primarily reflects a decrease in accrued restructuring related to cash payments of its facility lease.

Working Capital

As of September 30, 2013, our continuing operations had negative working capital of $(82.8) million, compared to working capital of $43.0 million at December 31, 2012. The decrease in our working capital of $125.8 million during the nine months ended September 30, 2013 was primarily due to payment of the Special Dividend of $470.1 million in July 2013, partially offset by debt borrowings net of repayment of $255.0 million, the generation of operating cash flow of $61.9 million, the sale of $61.6 million of long-term marketable securities; and proceeds from employee stock option exercises and ESPP totaling $21.6 million. Our negative working capital at September 30, 2013 includes approximately $165 million of short-term deferred revenues, which represent invoiced bookings not yet recognized as revenue. Generally, deferred revenues do not require cash settlement. Instead, these represent revenue to recognize upon fulfillment of an obligation to customers. The cash costs incurred in fulfilling the obligation are a fraction of the amount of deferred revenue and are evidenced by the Company’s recurring revenue gross margins of approximately 80% during the nine month periods ended September 30, 2013 and 2012. As a result, we do not believe that our negative working capital balance reflects an inability to service our obligations over the next 12 months.

As of September 30, 2013, our cash and cash equivalents totaled $41.4 million. We have additional borrowing capacity under our credit facility, as well as future cash flows generated by operating activities, to fund our working capital needs.

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

At September 30, 2013 and December 31, 2012, we had a total debt balance of $350.0 million under our Restated Credit Agreement, of which $130.0 million was under our revolving credit facility, and $95.0 million under our former Credit Agreement, respectively, and we were in compliance with all associated covenants as of these dates as follows:

Calculation as of
	Covenant	September 30, 2013

Leverage ratio	Maximum 4.00x	3.29x

Interest coverage ratio	Minimum 2.50x	20.3x

Calculation as of
	Covenant	December 31, 2012

Leverage ratio	Maximum 2.50x	0.99x

Interest coverage ratio	Minimum 3.50x	48.8x

Liquidity	Minimum $50.0 million	$223.3 million

Common Stock Repurchases

In connection with the secondary security offering by our largest shareholder in the third quarter of 2013, the Board authorized and we repurchased 1.6 million shares of the Company’s common stock. At September 30, 2013 there remained approximately 0.4 million shares previously authorized by the Board for repurchase. The following table provides a summary of the quarterly repurchase activity during the nine months ended September 30, 2013 under the stock repurchase programs approved by the Board (in thousands, except per share data):

	Total		Average
	Number		Price
	of Shares		Paid
	Purchased	Cost	Per Share

Q1 2013	—	$—	$—
Q2 2013	—	—	—
Q3 2013	1,600	41,256	25.785
Total	1,600	$41,256	$25.785

Off-Balance Sheet Arrangements and Contractual Obligations

The following table summarizes our contractual cash obligations as of September 30, 2013 (in thousands):

	Three
	Months Ending
	December 31	Years Ending December 31
	2013	2014	2015	2016	2017	Thereafter	Total
Operating lease obligations	$2,578	$10,061	$9,608	$7,904	$4,209	$22,210	$56,570
Debt*	5,000	20,000	20,000	20,000	20,000	265,000	350,000
Total	$7,578	$30,061	$29,608	$27,904	$24,209	$287,210	$406,570

*Excludes interest payments on our variable rate debt as amounts are uncertain. Refer to Note 10 “Debt” in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, for information about the terms of our debt.

As of September 30, 2013, the principal outstanding balance under our Restated Credit Agreement was $350.0 million, which is due in full no later than June 12, 2018.

At September 30, 2013 and December 31, 2012, we had a gross liability of $14.1 million and $12.1 million, respectively, for uncertain tax positions. If recognized, the impact on our statement of operations would be to decrease our income tax expense and increase our net income by $11.7 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of the federal tax benefit of state income tax items. Since almost all of this liability relates to reserves against deferred tax assets that we do not expect to utilize in the short term, we cannot estimate the timing of potential future cash settlements and have not included any estimates in the table of contractual cash obligations above. We expect our cash payments for federal income taxes will be 20% or less of taxable income through 2013 as we have significant net operating losses and tax credit carryforwards to utilize.

At September 30, 2013 and December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We expect that for the next two years, our debt service costs and other operating expenses will constitute a significant use of cash flow. Accordingly, we anticipate having less available cash to fund acquisitions, repurchase additional common stock, or invest in other businesses, when opportunities arise. Based upon the predominance of our revenues from recurring sources, bookings performance and current expectations, we believe that our cash balances, cash generated from operations and availability under our debt agreement will be sufficient to satisfy our working capital needs, capital expenditures and interest and repayment of debt principal for the next 12 to 24 months.  However, we may identify opportunities that require us to raise funds, such as acquisitions or other investments in complementary businesses, products or technologies, and may raise such additional funds through public or private debt or equity financing.  However, such financing may not be available at all, or if available, may not be obtainable on favorable terms, and could be dilutive.

The Company has reviewed its needs in the United States for possible repatriation of undistributed earnings or cash of its non-U.S. subsidiaries. The Company presently intends to continue to invest indefinitely all earnings and cash outside of the United States of all non-U.S. subsidiaries to fund investments or meet working capital and property, plant and equipment requirements in those locations. At September 30, 2013, we had approximately $6.1 million of cash in our non-U.S. subsidiaries.

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

At September 30, 2013 and December 31, 2012, net derivative assets (liabilities) associated with forward contracts of approximately $0 and $(27,000), respectively, were included in “Prepaid expenses and other” or “Accrued liabilities” in the accompanying condensed consolidated balance sheets. The effect of the derivative financial instruments on the condensed consolidated statements of operations for the nine months ended September 30, 2013 was to increase foreign exchange gains by approximately $45,000 which reflects net realized and unrealized gains related to our derivative financial instruments; and had no effect in the same period last year.

As of September 30, 2013, we had no outstanding foreign currency forward contracts.

Foreign Currency Translation Risk

Fluctuations in foreign currencies impact the amount of total assets and liabilities that we include in our condensed consolidated financial statements for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars. As of September 30, 2013, $56.9 million of our goodwill balance was translated from various foreign currencies into U.S. Dollars. A hypothetical change in currency translation rates of 10% could increase or decrease our assets and equity by $6.5 million and could increase or decrease our condensed consolidated results of operations or cash flows by approximately $0.6 million.

Interest Rate Risk

Interest Expense Risk

We have interest rate risk relating to debt and associated interest expense under our Restated Credit Agreement, which is indexed to JPMorgan Chase Bank, N.A.’s prime rate, federal funds rate or LIBOR. At any time, a rise in interest rates could have a material adverse impact on our earnings and cash flows. Conversely, a decrease in interest rates could result in a material increase in earnings and cash flows. We estimate that a hypothetical plus or minus of 100 BPS would increase or decrease, respectively, our interest expense and cash flows by approximately $3.5 million on an annual basis, based on our $350 million debt balance at September 30, 2013.

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

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective as of September 30, 2013 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to Advent’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting which were identified in connection with the evaluation required by Rule 13a-15(f) of the Exchange Act that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, Advent’s internal control over financial reporting.

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

Total recurring revenues, which we define as term license, maintenance from perpetual arrangements, other recurring revenue and Asset Under Administration (AUA) fees for certain perpetual arrangements, represented 91%, 90% and 89% of total net revenues during the nine months ended September 30, 2013 and fiscal years 2012 and 2011, respectively. We expect to continue to derive a significant portion of our revenue from our clients’ renewal of term license, perpetual maintenance and other recurring contracts and such renewals are critical to our future success. Some factors that may affect the renewal rate of our contracts include:

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

Most of our base of perpetual license customers have historically renewed their annual maintenance although our customers have no obligation to renew such maintenance after the first year of their license agreements. Our perpetual license maintenance revenues have been trending downward and decreased 2%, 5% and 3% during the nine months ended September 30, 2013 and fiscal years 2012 and 2011, respectively. In addition, market downturns, such as the downturn beginning in the fall of 2008 and subsequent market fluctuations, and other factors have caused, and may in the future cause, some clients not to renew their maintenance; reduce their level of maintenance; not renew their term license contracts; or renew such term licenses for fewer products or users, all of which adversely affects our renewal rates and revenue from these customers. Our renewal rates are based on cash collections and are disclosed one quarter in arrears. Our reported quarterly renewal rate for perpetual maintenance and term license renewals may fluctuate. For example, our disclosed quarterly renewal rates during 2011 and 2010 were higher than the corresponding periods in 2009, but below those in 2008, and our disclosed quarterly renewal rates for 2012 fluctuated both above and below the previous year’s rates. Decreases in renewal rates reflect reduced maintenance expenditures, reduced term license renewals, customer attrition, and reductions in products licensed or number of users by clients, as well as from slower payments received from renewal clients.

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

As a result of a lengthy and unpredictable sales cycle, we have limited ability to forecast the timing and amount of specific perpetual license sales, or term license, Advent OnDemand and Black Diamond sales which we report quarterly as annual contract value (ACV) bookings. The timing of large individual license sales is especially difficult to forecast, and we may not be successful in closing large license transactions on a timely basis or at all. Customers may postpone their purchases of our existing products or product enhancements in advance of the anticipated introduction of new products or product enhancements by us or our competitors. Accordingly, our level of ACV bookings in any particular period is subject to significant fluctuation. For example, during 2011, our ACV bookings increased by 6%, compared to 2010. During 2012, our ACV bookings decreased by 3% compared to 2011. During the third quarter of 2013, our ACV bookings increased by 6% compared to the second quarter of 2013.

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

We derive most of our revenue from recurring sources. During the nine months ended September 30, 2013 and fiscal years 2012 and 2011, we recognized 91%, 90% and 89%, respectively, of total net revenues from recurring sources. We generally recognize revenue from these sources ratably over the terms of these agreements, which typically range from one to three years. As a result, almost all of our revenues in any quarter are generated from contracts entered into during previous periods.

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

We have in the past experienced a number of market downturns in the financial services industry and resulting declines in information technology spending, which has caused longer sales and contracting cycles, deferral or delay of information technology projects and generally reduced expenditures for software and related services. The severity of the market downturn and volatility and uncertainty in the financial markets and the financial services sector in the last several years makes it difficult for us to forecast operating results and may result in a material adverse effect on our revenues and results of operations in the longer term. In addition, other events such as the federal government’s struggles in the past to reach agreement on the federal budget and debt ceiling have contributed, and may in the future contribute, to macroeconomic problems that result in a cautious buying environment with elongated sales cycles with our clients.

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

As a result of the Special Dividend declared in June 2013, we had a stockholders deficit balance on our balance sheet as of September 30, 2013. To fund the Special Dividend payment on July 9, 2013 and the repurchase of Advent’s common stock in August 2013, we drew down an aggregate $375 million of debt under our Restated Credit Agreement. As a result of these borrowings, we are obligated to make periodic principal and interest payments on the debt of approximately $28 million annually. This amount will fluctuate due to interest rates and future borrowings. Our ability to make payments on our indebtedness and to fund planned working capital requirements will depend on our ability to generate cash flow in the future. In addition, the existence of this indebtedness could have adverse consequences. For example, it could:

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

Most of our revenue comes from recurring sources which grew to 91% in the first nine months of 2013, from 90% in 2012 and 89% in both 2011 and 2010, respectively. During fiscal 2012, term license revenues comprised approximately 49% of recurring revenues as compared to approximately 46% and 43% in fiscal years 2011 and 2010, respectively.

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

We believe that our future success is dependent on the continued employment of our senior management and our ability to identify, attract, motivate and retain qualified technical, sales and other personnel. Members of our executive management team have acquired specialized knowledge and skills with respect to Advent. We need technical resources such as our product development engineers to develop new products and enhance existing products; we rely upon sales personnel to sell our products and services and maintain healthy business relationships; we must recruit professional service consultants to support our implementations; we must hire client services personnel to provide technical support to our growing installed base of customers; and we must attract and retain financial and accounting personnel to comply with our public company reporting requirements. We need to identify, attract, motivate and retain such employees with the requisite education, backgrounds and industry experience. However, experienced high quality personnel in the information technology industry continue to be in high demand and competition for their talents remains intense, especially in the San Francisco Bay Area where the largest number of our employees are located. In addition, from time to time, we may reorganize our business or reduce our workforce, as we did in late 2012, which may result in increased difficulty in hiring and retaining qualified personnel. Such reorganizations or reductions may distract our management and employees and may negatively impact our near-term financial results.

We also have begun a strategy to move certain functions from high cost areas like the San Francisco Bay Area, New York City and Boston, to lower cost areas to reduce our overall costs of operations.  While we believe this strategy will have significant benefits, we may not be able to recruit and retain qualified personnel in such lower cost areas.  Additionally, such a strategy may negatively impact our ability to retain and hire in our other office locations.

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

We market and sell our products in the United States and, to a growing extent, outside the U.S. Revenues derived from sales outside the U.S. comprised 18%, 17% and 18% of our total revenues in the first nine months of 2013 and fiscal years 2012 and 2011, respectively. We have international subsidiaries in Hong Kong, China, Singapore, Denmark, Netherlands, Norway, Sweden, Switzerland, England, Ireland and in the United Arab Emirates.

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

Our founder and a fund associated with one of our directors own or control, indirectly or directly, a substantial number of shares of our common stock (approximately 5% and 15%, respectively, of total outstanding as of September 30, 2013).  In addition, repurchases of our stock by us could increase the concentration of shares held by these parties or other current stockholders.  As a result, either individually or if these parties were to act together, they would have the ability to exert significant influence on matters submitted to our stockholders for approval, such as the election or removal of directors, amendments to our certificate of incorporation or the approval of a business combination and they may attempt to influence the Company or effect changes in corporate governance. These actions may be taken even if they are opposed by other stockholders or it may be difficult to approve these actions without their consent and may cause management distraction. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

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

For example, the U.S.-based Financial Accounting Standards Board (“FASB”) is currently working together with the International Accounting Standards Board (“IASB”) on several projects intended to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow GAAP under SEC regulations and those who are required to follow International Financial Reporting Standards (“IFRS”). These efforts by the FASB and IASB may result in different accounting principles under GAAP that may result in different financial results for us in areas including, but not limited to, principles for recognizing revenue, lease accounting and financial statement presentation. A change in accounting principles may have a material impact on our financial statements and may retroactively adversely affect previously reported transactions.

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

In addition, we could be subject to examination of our income tax returns by state tax authorities, the U.S. Internal Revenue Service and other tax authorities outside the U.S. For example, we are currently undergoing a State of California franchise tax examination for the 2006 and 2007 tax years and a New York State franchise tax examination for the 2008 and 2009 tax years. These examinations generally focus on areas where considerable judgment is exercised by the Company. We regularly assess the likelihood of outcomes resulting from an examination to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from an examination. We believe such estimates to be reasonable; however, there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.

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

Some of our clients utilized trading commissions (“soft dollar arrangements”) to pay for software products and services. During each of the first nine months of 2013 and fiscal years 2012 and 2011, the total value of Advent products and services paid with soft dollars was approximately 3% of our total billings. Such soft dollar arrangements could be impacted by changes in the regulations governing those arrangements.

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

In August 2013, the Board authorized and we repurchased 1.6 million shares of the Company’s common stock. At September 30, 2013 there remained approximately 0.4 million shares previously authorized by the Board for repurchase. The following table provides a summary of the quarterly repurchase activity during the three months ended September 30, 2013 under the stock repurchase program approved by the Board (in thousands, except per share data):

			Maximum
	Total	Average	Number of Shares That
	Number	Price	May Yet Be Purchased
	of Shares	Paid	Under Our Share
	Purchased	Per Share	Repurchase Programs

July 2013	—	$—	394
August 2013	1,600	$25.785	394
September 2013	—	$—	394

Total	1,600	$25.785	394

We withheld shares through net share settlements during the three months ended September 30, 2013. The following table provides a month-to-month summary of the purchase activity upon the employee vesting of restricted stock units and the exercise of stock-settled stock appreciation rights under our equity compensation plan to satisfy tax and exercise withholding obligations during the three months ended September 30, 2013 (in thousands, except per share data):

	Total		Maximum Number
	Number	Average	of Shares that May
	of Shares	Price Per	Yet Be Purchased
Month	Purchased (1)	Share	Under the Plan

July	5	$28.92	—
August	35	$29.25	—
September	14	$30.35	—

Total	54	$29.51	—

(1)         These purchases represent shares cancelled when surrendered in lieu of cash payments for tax and exercise obligations due from employees. These shares were not purchased as part of a publicly announced program to purchase shares.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

Index to exhibits

Exhibit		Incorporated by Reference			Filed	Furnished
Number	Exhibit Description	Form	Date	Number	Herewith	Herewith

1.1	Underwriting Agreement, dated August 8, 2013, by and among certain stockholders of Advent Software, Inc. and the several underwriters thereto	8-K	8/7/2013	1.1
3.1	Amended and Restated Bylaws of Registrant (1)				X
10.1	1995 Director Option Plan, as amended*	10-Q	8/5/2013	10.3
10.2	1998 Nonstatutory Stock Option Plan, as amended*	10-Q	8/5/2013	10.4
10.3	2002 Stock Option Plan, as amended *	10-Q	8/5/2013	10.5
10.4	Stock Repurchase Agreement, dated August 8, 2013, by and between Advent Software, Inc. and representatives for several underwriters under the Underwriting Agreement	8-K	8/7/2013	10.1
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002					X
101. INS	XBRL Instance				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation				X
101. LAB	XBRL Taxonomy Extension Labels				X
101.PRE	XBRL Extension Presentation				X
101.DEF	XBRL Taxonomy Extension Definition				X

(1)  Supersedes the Amended and Restated Bylaws of Registrant filed with the SEC on Form 8-K on September 18, 2013.

*   Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVENT SOFTWARE, INC.

Dated: November 8, 2013	By:	/s/ James S. Cox
James S. Cox Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)