Form 10-K
period 2013-12-31
ADVENT SOFTWARE INC /DE/
filed 2014-02-25
CIK 1002225

Use these links to rapidly review the document

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
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

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

           The number of shares of the registrant's common stock outstanding as of June 30, 2013 was 52,237,055. The aggregate market value of the registrant's common stock held by non-affiliates, based upon the closing price on June 30, 2013, as reported on the NASDAQ National Market System, was approximately $920 million. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of January 31, 2014, there were 51,333,013 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 7, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part herein.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included under Item 8 of this Annual Report on Form 10-K. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended. Forward-looking statements can be identified by the use of terminology such as "may," "will," "could," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue," "intends," or other similar terms and the negative of such terms regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include, among others, statements referencing our expectations relating to future revenues, expenses and operating margins, regarding the future of the investment management market and opportunities for us related thereto, future expansion, product releases, acquisition, divestment of or investment in other businesses, projections of revenues, future cost and expense levels, expected timing and amount of amortization expenses related to past acquisitions, future effective tax rates, future exchange rates, the adequacy of resources to meet future cash requirements, renewal rates, estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, future client wins, future hiring and future product introductions and acceptance. Such forward-looking statements are based on our current plans and expectations and involve known and unknown risks and uncertainties which may cause our actual results or performance to be materially different from any results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to the "Risk Factors" set forth in "Item 1A. Risk Factors" in this Form 10-K, as well as other risks identified from time to time in other Securities and Exchange Commission ("SEC") reports. You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results, levels of activity or performance and represent our expectations only as of the date they are made.

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

        Our business derives revenues from the development, marketing and sale of software products, Software-as-a-Service ("SaaS"), hosting services, data interfaces and related maintenance and services that automate, integrate and support certain mission-critical functions of investment management organizations around the world. We completed the sale of our MicroEdge subsidiary in October 2009. The results of MicroEdge have been reclassified as a discontinued operation for all periods presented. Unless otherwise noted, discussion in this document pertains to our continuing operations.

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

Clients

        Advent's clients are investment management firms and service providers that manage, advise and perform recordkeeping functions on financial assets. Examples of these institutions include global and U.S.-based asset managers, wealth managers, registered investment advisors, prime brokers, fund administrators, hedge funds, family offices, broker dealers, foundations, pension funds, endowments, and funds of funds. We have a diverse client base ranging from small firms to some of the largest institutional investment firms in the world. In fiscal 2013, 2012 and 2011, no single customer accounted for more than 10% of our total net revenues. Geographically, the U.S. continues to represent our primary market, with international sales representing 18%, 17% and 18% of total net revenues in 2013, 2012 and 2011, respectively.

        Over time, the investment management industry has transformed dramatically. These changes include: a significant increase in cross-border asset flows and global investment activity; the evolution of a complex and fragmented global regulatory climate; the maturation of electronic markets; the proliferation of research information from a myriad of sources; the increase of assets managed in alternative strategies; and the creation of increasingly complex securities instruments used by hedge funds and in alternative strategies. All of these factors have created opportunities over the years for our investment manager clients, but they have also resulted in substantially increased complexity in their operations and processes. We believe that investment managers have clear needs that translate into demand for Advent solutions: portfolio accounting and reporting; trade order management and post-trade processing; research management; account management; and custodial reconciliation.

Market Trends

        The demand for our products and services comes from: new firm formation, new business lines and combinations of business lines created in existing client firms, replacement of legacy and competitor systems, and expansion of our existing customer relationships. Additionally, as a result of the downsizing at large banks, investment professionals have been leaving to form their own firms. Supporting these demand drivers are the underlying trends we see in the industry. We anticipate that these trends, which drive demand for Advent solutions, will continue:

  •
  Globalization and growth of wealth.  Many firms we work with have chosen to grow by investing overseas, or by taking on clients from different countries as developed nations and developing nations build wealth that needs to be managed professionally. Global expansion creates operational, regulatory and cultural challenges that we are uniquely positioned to support given our domain expertise, the scale of our client base, and our global reach.

  •
  Increased demands for transparency, efficiency and risk management.  Firms continue to focus on operational risk, resulting from discoveries of fraud and mismanagement during the financial crisis and concerns regarding transparency and counterparty exposure. This continued focus leads investment management firms to "shadow" their custodian's books to ensure their accuracy, drives investor demand for institutional-grade operations, and has led many firms to automate the documentation of their investment process through research management software. On the wealth management and advisory sides of our business, we see this change manifest in the evolving relationship between the end client and a firm, with investors demanding greater transparency and a more customized client experience. Wealth managers will need to become familiar with their clients' preferences for account access and communication and cater to them, whether that means client portals, mobile devices or other digital platforms, and Advent offers tools to facilitate that.

  •
  Regulatory changes.  Our customers must comply with rules, regulations, directives, and standards from governmental and self-regulating organizations, among others. Six years after the crisis, and well after the passage of Dodd-Frank, EMIR, AIFMD, FATCA, UCITS V and a host of more localized reforms, many of the rules are still being defined and sorted out. In an international survey of wealth management operations managers commissioned by Advent, fulfilling current and anticipated compliance and regulatory requirements was deemed the biggest operations and technology challenge wealth managers currently face. We develop, configure, and market products and services to assist customers in meeting those requirements. We expect these types of changes to increase the number of firms in our addressable market and motivate more firms to develop their systems infrastructure and research management processes to mitigate exposure.

  •
  Technological paradigm shift.  Our clients experience increased demand for software delivery options including cloud-based services, social collaboration, and information access through mobile devices. Cloud solutions allow firms to use a broader range of capabilities without incurring implementation or maintenance costs, and software can be upgraded with virtually no disruption to cloud-based solutions. Accessibility and demands for collaboration (or "social") is also a key driver of cloud adoption. For an increasingly mobile profession, anytime, anywhere access to portfolio and client data as well as the ability to communicate and collaborate within the firm and with clients has broad appeal, allowing managers to work from the road, and access the most current performance information in the middle of a client meeting.

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

  •
  Margin and finance management; and

  •
  Research management.

Seasonality

        We experience seasonality in our bookings. We believe that this seasonality in our bookings results from customer budgeting cycles and expect this seasonality to continue in the future. We typically have our strongest bookings in the fourth quarter of the year, followed by lower bookings in the first quarter of the following year; however, this was not the case in 2013.

        We also experience seasonality in our operating cash flows and expect this seasonality to continue in the future. We experience lower operating cash flows in the first quarter of the year as we make payments on our year-end liabilities including payables, bonuses, commissions and payroll taxes. Conversely, we experience relatively stronger operating cash flows in the fourth quarter of the year because we traditionally experience higher licensing and renewal activity in that quarter which we bill typically annually in advance. This results in higher collections activity during the fourth quarter.

Strategy

Purpose

        We exist to help our clients, employees and investors thrive and transform the investment management industry.

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

Customer Focus

        At December 31, 2013, we served approximately 4,300 customers. The needs of our customers, and the investment management industry as a whole, continue to evolve. We are committed to making the required investments in product development, client services and support to continue delivering mission-critical solutions to our customers as their needs change. We believe our strategy and customer focus are driving increasing market acceptance for our products.

Business Model

        We offer a wide variety of products and services to a large number of financially sophisticated customers. Under our term license model which we instituted in 2005, customers purchase a license to use our software for a fixed period of time and we recognize the license revenue ratably over the length of the contract. We believe that a term license business model ultimately results in a long-term customer relationship and provides more predictable revenue streams.

        We continue to focus on growing our recurring revenues. Effective with the first quarter of 2011, we changed our presentation of the components of net revenues to recurring and non-recurring to reflect the nature of our sources of revenue. Recurring revenues are comprised of term license, maintenance from perpetual arrangements, and other recurring revenues. Non-recurring revenues are comprised of professional services and other revenues which include perpetual license fees.

        Total recurring revenues have become our predominant source of revenues, comprising 91%, 90% and 89%, of total net revenues in 2013, 2012 and 2011, respectively, and we expect to continue to derive a significant portion of our revenues from new business, client renewals of term license, perpetual maintenance and other recurring revenue contracts. These recurring revenue sources provide us with an increased ability to make strategic decisions to invest in our business while remaining confident that our operating results will be reasonably predictable.

        We are organized and operate in a single segment. See Note 16, "Segment, Significant Customer and Geographic Information" to our consolidated financial Statements in Item 8 of this Annual Report on Form 10-K.

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

        These solutions are comprised of various combinations of Advent software products (delivered on premise and, more recently, also through the cloud in a SaaS model), data integration tools, and professional services. Our product revenues are derived principally from products delivered on premise. Our SaaS-based product offerings currently include Advent OnDemand, which includes our product offerings delivered over the web and hosted either by Advent or by a third party, and Black Diamond, which is web-based and hosted by Advent. Additionally, in late 2013, we introduced Advent Direct, our new cloud platform that complements and extends the value of our traditional products, on a beta release basis. We expect to make Advent Direct generally available in the second half of 2014.

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

  •
  Black Diamond offers independent advisors and wealth managers an innovative and dynamic portfolio management and reporting solution delivered through an easy-to-use, feature-rich web-based application. As a SaaS-based product offering, advisors can access Black Diamond's customizable portfolio management and reporting online from anywhere, anytime without the need to maintain costly technology infrastructures. Black Diamond also provides outsourced daily reconciliation and data management services so firms can focus their efforts on servicing clients and growing their business rather than managing complex back office functions.

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

  •
  Geneva® World Investor (or Advent Partner® Featuring World Investor) is a single source solution for onshore and offshore investor accounting and servicing. This product is specifically designed for investment management firms that face the complex and time-consuming task of consistently and accurately accounting for and reporting on investor contributions and redemptions, capital gain/loss and income allocations, and management incentive fees. In addition, the product provides comprehensive economic and tax allocation reporting and streamlines the production of U.S. K-1 partnership tax returns. The Advent Partner Featuring World Investor offering integrates with Axys and APX; Geneva World Investor integrates with Geneva.

  •
  Rex® enables reconciliation management. Rex is integrated with Axys and APX and is designed for firms that want to reconcile information stored in Axys or APX against custodial information electronically. Rex works in conjunction with Advent Custodial Data, which provides data from a firm's custodian(s).

  •
  Syncova® Margin, Syncova® Financing and Syncova® Essentials are a family of automated and highly configurable calculation solutions that facilitate the management and transparency of margin, financing and stock borrowing terms and fees. The Syncova solutions include Syncova Margin, Syncova Financing and Syncova Essentials and are designed specifically to address the increasingly complex relationships between hedge funds and prime brokers. Syncova solutions enable customizable rule definition, analysis, reconciliation, replication, optimization, alerting and reporting. In addition, Syncova's solutions respond to the growing demands of investors for better controls, reporting and transparency; and helps clients meet evolving regulatory compliance requirements. Syncova Margin and Syncova Financing are available on a locally installed basis, and Syncova Essentials is available as a hosted solution.

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

Maintenance and Support Services

        Term license customers receive support and maintenance services as part of the term license offering. Existing and new perpetual license customers purchase maintenance and support services, which entitles them to technical support and product upgrades as they become available. We continually upgrade and enhance our products to respond to changing market needs, evolving regulatory requirements and new technologies.

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

Alliance Program

        Our Alliance Program is designed to benefit our clients and participants in the program. The program provides a means by which participants can develop, promote, and sell their products, services, and solutions in conjunction with our solutions. Advent's Alliance Program was created to further extend our product and service offerings by integrating, with, and offering, others' complementary services and products as well as making our offerings available through others.

Sales and Marketing

        Our sales groups include a direct sales organization (comprised of both field sales and tele-sales representatives) as well as product management groups, which are responsible for assessing market opportunities and collaborating with our solutions development organization on product planning and management. We have sales and support offices throughout the world, including San Francisco, New York, Boston, Jacksonville, Toronto, London, Oslo, Copenhagen, Stockholm, Amsterdam, Zurich, Dubai, Hong Kong, Beijing and Singapore.

        Our marketing organization is responsible for providing support to the Company through lead generation activities, brand awareness and support, the creation of sales tools and marketing materials, and the execution of marketing events, such as conferences and seminars.

Product Development

        In fiscal 2013, 2012 and 2011, our product development expenses were $69.7 million, $67.0 million and $57.6 million, respectively. We also capitalized $3.7 million, $2.2 million and $2.5 million of software development costs in 2013, 2012 and 2011, respectively. Our product development organization builds product enhancements and new products, incorporates new technologies into existing products and sustains the quality of our current products. Our product development activities include the identification and validation of product specifications as well as engineering, quality assurance and documentation.

        Our new products and product upgrades require varying degrees of development time, depending upon the complexity of the accounting requirements and securities regulations which they are intended to address, as well as the number and type of features incorporated. To date, we have primarily relied upon internal development and, to a lesser extent, acquisitions for our products. We have in the past acquired, and may in the future acquire, additional technologies or products from third parties. For example, during 2011, we acquired Syncova, a UK-based company that provides margin management and financing software to hedge funds and prime brokers, and Black Diamond Performance Reporting, a provider of web-based, outsourced portfolio management and reporting platforms for independent advisors. We intend to continue to support industry standard operating environments, architectures and network protocols.

        We reorganized our business to a global functional structure. As a result of the reorganization, it will be easier for our Global Solutions Development group to map our solutions and product roadmaps to the ever-changing lines of business that our clients are adding. As we progress in our new structure, we believe that we will be better able to efficiently and flexibly deliver more comprehensive and better solutions to our clients.

Deferred Revenues and Backlog

        Total deferred revenue includes term license, maintenance, outsourcing, data services, professional services and deferred perpetual license. Deferred term license revenue is generally recognized over the contract length. Deferred maintenance revenue is generally recognized over the service period, which is typically twelve months. Deferred professional services revenue is either recognized over the period the specific services are rendered, or over the related contract period once completed, when sold in conjunction with a multi-year term license. Deferred perpetual license revenue is recognized when a contingency, such as a future product deliverable committed in the contract, is removed.

        We generally recognize revenue from term licenses ratably over the period of the contract term which varies from one to five years but is typically three years. For these term contracts, we invoice the customer annually in advance. As a result, the first year's contract value is included in deferred revenue while subsequent years of the contracted value are not (unless the subsequent years are prepaid by the client, which is typically not the case). During the subsequent years, annual term billing results in an increase in deferred revenues at the commencement of each annual billing period. Total deferred revenues were $193.9 million and $183.2 million at December 31, 2013 and 2012, respectively. The increase during 2013 is primarily due to the increase in deferred revenues from term licenses and term implementations.

        We define backlog as the value of multi-year term license, outsourcing and data service contracts which contain a binding commitment for the full contract term, less any amounts from those contracts already invoiced. We exclude annual contracts from the backlog calculation since they contain annual renewal options (for example, annual term licenses, annual maintenance or data reconciliation contracts). Our total backlog was approximately $165.4 million and $128.7 million as of December 31, 2013 and 2012, respectively.

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

We also face competition from certain providers of software and related services as well as providers of outsourced services.

        Competitive firms can vary in size and scope of offering, and, in general, tend to be more narrowly focused by segment or workflow while Advent, in contrast, offers solutions and services that meet a broad and diverse spectrum of investment management firms and their needs. Our competitors include Broadridge Financial Solutions, Charles River Development, Code Red, DST International, the Eagle Investment Systems subsidiary of Bank of New York/Mellon Financial Corporation, Enfusion, Eze Software Group, BNY ConvergEx Group, FactSet Research Systems, FT Interactive Data, the IBSI division of SunGard, INDATA, the LatentZero division of Fidessa group plc, Linedata Services, the Macgregor division of Investment Technology Group, Morningstar, Schwab Performance Technologies, SimCorp A/S, and SS&C Technologies Inc., Morningstar, Envestnet/Tamarac, Addepar, and Orion.

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

Intellectual Property and Other Proprietary Rights

        Our success depends significantly upon our proprietary technology. We currently rely on a combination of copyright, trademark, patent and trade secret law, as well as confidentiality procedures and contractual provisions to protect our proprietary rights. We have registered trademarks and copyrights for many of our products and services and will continue to evaluate the registration of additional trademarks and copyrights as appropriate. We generally enter into confidentiality agreements with our employees, customers, resellers, vendors and others. We seek to protect our software, documentation and other written materials under trade secret and copyright laws. We also have six issued patents. While we do not believe we are dependent on any one of our intellectual property rights, we do rely on the combination of intellectual property rights and other measures to protect our proprietary rights. Despite these efforts, existing intellectual property laws may afford only limited protection. In addition, it may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use our proprietary information. In addition, we cannot be certain that others will not develop or acquire substantially equivalent or superseding proprietary technology, equivalent or better products will not be marketed in competition with our products, or others may not design around any patent that we have or that may be issued to us or other intellectual property rights of ours, thereby substantially reducing the value of our proprietary rights. We cannot be sure that we will develop proprietary products or technologies that are patentable, that any patent, if issued, would provide us with any competitive advantages or would not be challenged by third parties, or that the patents of others will not adversely affect our ability to do business. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some countries do not protect proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary to protect our proprietary technology which may be time-consuming and expensive, with no assurance of success. As a result, we cannot be sure that our means of protecting our proprietary rights will be adequate.

Employees

        As of December 31, 2013, we had 1,151 employees, including approximately 459 in client services and support, 187 in sales and marketing, 335 in product development and 170 in general and administration. Of these employees, 883 were located in the United States and 268 were based outside the United States. We endeavor to maintain competitive compensation, benefits, equity participation and work environment policies in order to attract and retain qualified personnel. None of our employees are subject to a union collective bargaining agreement. We have not experienced any work stoppages and we believe our employee relations are good.

Executive Officers of Registrant

        The following sets forth certain information regarding the executive officers of the Company as of January 31, 2014:

Name	Age	Position
David Peter F. Hess Jr.	43	Chief Executive Officer, President and Director
James S. Cox	42	Executive Vice President and Chief Financial Officer
Todd J. Gottula	40	Executive Vice President, Global Solutions Development and Chief Technology Officer
Chris J. Momsen	43	Executive Vice President, Global Sales and Solutions
Anthony E. Sperling	45	Executive Vice President, Global Client Experience
John P. Brennan	57	Senior Vice President, Human Resources and Facilities

        Mr. Hess joined Advent in 1994 and currently serves as Chief Executive Officer and President of Advent. Mr. Hess is responsible for defining Advent's vision, setting strategy and overseeing execution across the global business. Mr. Hess has served as Chief Executive Officer of Advent since June 2012, and as President of Advent since December 2008. From February 2007 to December 2008, Mr. Hess served as Executive Vice President and General Manager of Advent's Investment Management Group. From May 2004 to February 2007, Mr. Hess served as Executive Vice President and General Manager of our Global Accounts group. In this role, Mr. Hess had global responsibility for strategy, product marketing, sales, services, and support of Advent solutions for the asset management industry's largest firms. Mr. Hess has held a variety of other positions in the company including Vice President of Sales and Vice President of Marketing. Mr. Hess holds a B.A. from Princeton University.

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

If our existing customers do not renew their term license, other recurring or perpetual maintenance contracts, our business will suffer.

        Total recurring revenues, which we define as term license, other recurring revenue, maintenance from perpetual arrangements and Asset Under Administration (AUA) fees for certain perpetual arrangements, represented 91%, 90% and 89% of total net revenues during 2013, 2012 and 2011, respectively. We expect to continue to derive a significant portion of our revenue from our clients' renewal of term license, other recurring and perpetual maintenance contracts and such renewals are critical to our future success, although we expect revenues from perpetual maintenance arrangements to continue their downward trend. Some factors that may affect the renewal rate of our contracts include:

  •
  The impact of the economic environment and market volatility on our clients and prospects;

  •
  The impact of customers consolidating or going out of business;

  •
  The price, performance and functionality of our solutions;

  •
  The availability, price, performance and functionality of competing products and services;

  •
  The effectiveness of our maintenance and support services;

  •
  The legacy nature of our perpetual maintenance revenues; and

  •
  Our ability to develop complementary products and services.

        We have experience with renewals of our term license contracts only since approximately 2008 and we have even less experience with renewals of certain other recurring contracts, such as our SaaS-based offerings, Advent OnDemand and Black Diamond. Our customers have no obligation to renew their term license or other recurring contracts and given the relatively limited number of years in which we have experience renewing term license and other recurring contracts and fluctuations in term license renewal rates, it is difficult to predict expected renewal rates. Additionally, we cannot predict whether the renewals will be less advantageous to us than the original term or other recurring contract. For example, the renewal periods for our term license contracts are typically shorter than our original term license contract and customers may request a reduction in the number of users or products licensed, resulting in lower annual term license fees. Further, customers may elect to not renew their term license or other recurring contracts at all. We may incur significantly more costs in securing our term license or other recurring contract renewals than we incur for our perpetual maintenance renewals. If our term license or other recurring contract customers renew under terms less favorable to us or choose not to renew their contracts, or if it costs significantly more to secure a renewal for us, our operating results may be harmed.

        Most of our base of perpetual license customers have historically renewed their annual maintenance although our customers have no obligation to renew such maintenance after the first year of their license agreements. Our perpetual license maintenance revenues have been trending downward and decreased 2%, 5% and 3% during 2013, 2012 and 2011, respectively. In addition, market downturns, such as the downturn beginning in the fall of 2008 and subsequent market fluctuations, and other factors have caused, and may in the future cause, some clients not to renew their maintenance;

reduce their level of maintenance; not renew their term license contracts; or renew such term licenses for fewer products or users, all of which adversely affects our renewal rates and revenue from these customers. Our renewal rates are based on cash collections and are disclosed one quarter in arrears. Our reported quarterly renewal rate for perpetual maintenance and term license renewals may fluctuate. For example, our disclosed quarterly renewal rates during 2011 and 2010 were higher than the corresponding periods in 2009, but below those in 2008, and our disclosed quarterly renewal rates for 2012 fluctuated both above and below the previous year rates. Our disclosed quarterly renewal rates for the first three quarters of 2013 exceeded those in the corresponding periods of 2012. Decreases in renewal rates reflect reduced maintenance expenditures, reduced term license renewals, customer attrition, and reductions in products licensed or number of users by clients, as well as from slower payments received from renewal clients.

Our sales cycle is long and we have limited ability to forecast the timing and amount of specific sales and the timing of specific implementations.

        The licensing of our software products and services often requires prospective customers to provide significant executive-level sponsorship and to make major systems architecture decisions. As a result, we must generally engage in relatively lengthy sales and contracting efforts. Sales transactions may therefore be delayed during the customer decision process because we must provide a significant level of education to prospective customers regarding the use and benefit of our products. Our business and prospects are subject to uncertainties in the financial markets that can cause customers to remain cautious about capital and information technology expenditures, particularly in uncertain economic environments, or to decrease their information technology budgets as an expense reduction measure. The sales cycle associated with the purchase of our solutions is typically between two and twelve months depending upon the size of the client, and is subject to a number of significant risks that have impacted our sales and over which we have little or no control, including broader financial market volatility, adverse economic conditions, customers' budgeting constraints, internal selection procedures, competitive products, and changes in customer personnel, among others.

        As a result of a lengthy and unpredictable sales cycle, we have limited ability to forecast the timing and amount of specific perpetual license sales, or term license, Advent OnDemand and Black Diamond sales which we report quarterly as annual contract value (ACV) bookings. The timing of large individual license sales is especially difficult to forecast, and we may not be successful in closing large license transactions on a timely basis or at all. Customers may postpone their purchases of our existing products or product enhancements in advance of the anticipated introduction of new products or product enhancements by us or our competitors, such as we have experienced with our recently introduced, but not yet generally available, Advent Direct cloud platform. Accordingly, our level of ACV bookings in any particular period is subject to significant fluctuation. For example, during 2013 and 2012, our ACV bookings decreased by 5% and 3%, respectively, compared to previous periods.

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

        We derive most of our revenue from recurring sources. During 2013, 2012 and 2011, we recognized 91%, 90% and 89%, respectively, of total net revenues from recurring sources. We generally recognize revenue from these sources ratably over the terms of these agreements, which typically range from one to three years. As a result, almost all of our revenues in any quarter are generated from contracts entered into during previous periods.

        Consequently, a significant decline in new business generated in any quarter may not materially affect our results of operations in that quarter but will have an impact on our revenue growth rate in future quarters. We also experience fluctuations and seasonality in our new business generated each quarter. For example, ACV in the fourth quarter of 2013 decreased by 21% compared to ACV bookings in the comparable 2012 period and increased by 23% compared to the third quarter of 2013. ACV for fiscal 2013 and 2012 decreased 5% and 3%, respectively, over the prior year; and ACV in 2011 increased by 6% over 2010.

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

        Further, because of the large percentage of revenue from recurring sources in our term license business model, our historical operating results on a U.S. generally accepted accounting principles (GAAP) basis will not necessarily be the sole or most relevant factor in predicting our future operating results. Accordingly, we report certain non-GAAP or operational information, including our quarterly bookings metrics (expressed as ACV), maintenance and term license renewal rates and annualized recurring run rate, that is intended to provide investors with certain of the information that management uses as a basis for planning and forecasting of future periods. However, we believe that undue reliance should not be placed upon non-GAAP or operating information because this information is neither standardized across companies nor subjected to the same control activities and audit procedures that produce our GAAP financial results.

Uncertain economic and financial market conditions adversely affect our business.

        The market for investment management software systems has been and may in the future be negatively affected by a number of factors, including reductions in capital expenditures by customers and volatile performance of major financial markets. For example, U.S. and European economies showed signs of weakening during periods in 2012 due to uncertainty about the fate of the eurozone and continued weakness in U.S. labor markets. With this volatile environment and general uncertainty as a backdrop, our customers became cautious and slowed buying decisions which elongated some sales and cash collection cycles. Also, our new contract bookings were lower than expected during 2013. Market conditions have also impacted our performance in the past. For example, macroeconomic concerns in 2011 and again in 2012, such as the European default risk and U.S. debt ceiling debate, resulted in a cautious buying environment and elongated sales cycles in some instances. Also, during the fall of 2008 through 2010, we experienced some clients and prospects delaying or cancelling additional license purchases, while others went out of business, reduced personnel, or were acquired. The target clients for our products include a range of financial services organizations that manage investment portfolios. The success of many of our clients is intrinsically linked to the health of the financial markets. The demand for our solutions has been and continues to be disproportionately affected by fluctuations, disruptions, instability and downturns in the economy and financial services industry, which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products.

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

        We have in the past experienced a number of market downturns in the financial services industry and resulting declines in information technology spending, which has caused longer sales and contracting cycles, deferral or delay of information technology projects and generally reduced expenditures for software and related services. The severity of market downturns and volatility and uncertainty in financial markets and the financial services sector that we have experienced in the past and may experience again also makes it difficult for us to forecast operating results and may result in a material adverse effect on our revenues and results of operations in the longer term. In addition, other events such as the federal government's struggles to reach agreement on the federal budget and debt ceiling have contributed, and may in the future contribute, to macroeconomic problems that result in a cautious buying environment with elongated sales cycles with our clients.

        The market downturn beginning in the fall of 2008 and subsequent economic uncertainty caused, and other downturns in the future may cause clients not to renew their term licenses or perpetual license maintenance. Also, significant declines in market value of our clients affect their Assets Under Administration (AUA) or Assets Under Management (AUM). Consequently, we may also experience a decline in the ACV of bookings since the pricing of some of our products is based upon our client's AUA or AUM. Furthermore, we have some contracts for which clients pay us fees based on the greater of a negotiated annual minimum fee or a calculated fee that is determined by the client's AUA or AUM. If a client previously paid us based on the calculated fee, rather than the annual minimum fee, we would experience a decline in revenue as a result of any decline in those clients' AUA or AUM.

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

We may not be successful in introducing new and enhanced products.

        We also must continue to introduce new products and product enhancements. The market for our products is characterized by rapid technological change, changes in customer demands, evolving industry standards and new regulatory requirements. New products based on recent technologies or new industry standards can render existing products obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop or acquire new products and product enhancements that address the needs of our target markets and respond to their changing standards and practices. We continue to release numerous products and product upgrades and we believe our future success depends on continuing such releases. Additionally, in October 2008, we acquired Tamale Software which enabled us to offer a new product in the nascent research management field and in March 2010, Advent Norway AS acquired Goya AS to allow us to provide transfer agency-related solutions to mutual fund managers and mutual fund distributors. In addition, in February 2011, Advent Software, Inc. acquired Syncova Solutions, Ltd., a United Kingdom-based company that provides margin management and debt finance reconciliation and optimization software and in June 2011, we acquired Black Diamond, a Florida-based company that provides a web-based, outsourced portfolio management and reporting platforms for investment advisors. In addition, in late 2013, we introduced Advent Direct, our new cloud platform, on a beta release basis, and we expect to make Advent Direct generally available in the second half of 2014. However, it may take longer than we expect to make Advent Direct generally available and we cannot be certain whether new products and enhancements will meet anticipated sales projections or will be broadly accepted in the market, whether a market will develop as expected for new products and enhancements or whether we will be able to continue to introduce more products and enhancements.

        We may not be successful in developing, introducing, marketing and licensing our new products or product enhancements on a timely and cost effective basis, or at all, and our new products and product enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. Delays in the availability of new products or enhancements or delays in client implementations or migrations may result in client dissatisfaction and delay or loss of product revenues. Additionally, existing clients may be reluctant to go through the process of migrating from our Axys product to our Advent Portfolio Exchange (APX) or Geneva products, or our Black Diamond platform, which may slow the migration of our customer base to APX. In addition, clients may delay purchases in anticipation of new products or product enhancements, such as we have experienced with our recently introduced, but not yet generally available, Advent Direct cloud platform. Our ability to develop new products and product enhancements is also dependent upon the products of other software vendors, including certain system software vendors, such as Microsoft Corporation, database vendors, Software-as-a-Service ("SaaS") providers, and development tool vendors. If the products of such vendors have design defects or flaws, are unexpectedly delayed in their introduction, are unavailable on acceptable terms, or the vendors exit the business, our business could be seriously harmed.

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

We depend heavily on our Geneva®, Advent Portfolio Exchange®, Axys® and Moxy® products, and our Black Diamond platform.

        We derive a majority of our net revenues from the license and maintenance revenues from our Geneva, Advent Portfolio Exchange (APX), Axys and Moxy products and our Black Diamond platform. In addition, Moxy and many of our applications, such as Partner and various data services, have been designed to provide an integrated solution with Geneva, APX and Axys. As a result, we believe that for the foreseeable future a majority of our net revenues will depend upon continued market acceptance of Geneva, APX, Axys, Moxy and Black Diamond, and related upgrades.

Our operating results may fluctuate significantly.

        Most of our revenue comes from recurring sources which grew to 91% in 2013, from 90% in 2012 and 89% in 2011. During fiscal 2013, term license revenues comprised approximately 52% of recurring revenues as compared to approximately 49% and 46% in fiscal years 2012 and 2011, respectively.

        When a customer purchases a term license together with implementation services, we do not recognize any revenue under the contract until the implementation services are substantially completed and then we recognize revenue ratably over the remaining term of the contract. If the implementation services are still in progress as of quarter-end, we will defer all of the contract revenues to a subsequent quarter. At the point professional services are substantially completed, we recognize the professional services fees earned and related expenses, and a pro-rata amount of the term license revenue based on the elapsed time from the start of the term license to the substantial completion of professional services. For example, we deferred net revenues of $9.5 million in 2011 and recognized net revenues of $1.0 million in 2012. During 2013, the revenue deferred from projects in the process of being implemented exceeded the revenue recognized from completed implementations, resulting in a net deferral of revenue of $3.9 million for fiscal 2013.

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

        In addition, we experience seasonality in our licensing. We believe that this seasonality results primarily from customer budgeting cycles and expect this seasonality to continue in the future. The fourth quarter of the year typically has more licensing activity; however, this was not the case in the fourth quarter of 2013. That can result in ACV bookings and perpetual license fee revenue being the highest in the fourth quarter, followed by lower term license bookings and perpetual license revenue in the first quarter of the following year. This seasonality has been, and may be in the future, adversely affected by market downturns and uncertain economic conditions. Also, term licenses entered into during a quarter may not result in recognition of associated revenue until later quarters, as we begin recognizing revenue for such licenses when the related implementation services are substantially complete.

        Because of the above factors, we believe that quarter-to-quarter comparisons of our operating results are not necessarily reliable indicators of future performance.

Our increased emphasis on delivering our products as Software-as-a-Service (SaaS) may give rise to risks that could harm our business.

        Currently, we offer our suite of products to our customers on premise and over the web on an Advent-hosted or third party-hosted basis. Advent OnDemand and Black Diamond are delivered over the web as our current SaaS product offerings. In addition, we have introduced Advent Direct, our new cloud platform, on a beta release basis, and we expect to make Advent Direct generally available in the second half of 2014. We plan to continue to expand our current and future SaaS product offerings, including availability on mobile devices, and we believe that over time our SaaS-based product offerings will comprise an increasing share of our total recurring revenues as more customers adopt SaaS as their preferred solution. Our SaaS-based delivery models may vary from the way we price and deliver our products to customers on premise under term licenses or amongst our various SaaS offerings. The SaaS-based model will require continued investment in product development and SaaS operations, and may give rise to a number of risks, including the following:

  •
  Increased competition from current or new SaaS-based solutions providers that offer lower priced or more advanced solutions;

  •
  Concerns among our installed, term license customer base about our increased focus on SaaS-based products;

  •
  Increased price competition with current or new competitors, resulting in eroding profit margins;

  •
  Customers postponing their purchases of our existing products or product enhancements in anticipation of the introduction of new SaaS-based offerings; and

  •
  Incurring higher operating costs and customer information security risks associated with hosting and processing large quantities of customer information.

        In addition, our reliance upon third-party service providers may expose us to risks arising from disruptions to, or failures in, the facilities and systems operated by such third parties. We currently serve customers from third-party-operated data center facilities located in the United States and other countries. We do not control, or in some cases have limited control over, the operation of the data center facilities we use, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, and to adverse events caused by operator error. We cannot rapidly switch to new data centers or move customers from one data center to another in the event of any adverse event. Despite precautions taken at these facilities, natural disasters, acts of terrorism or misconduct, closure of facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service and the loss of customer data. Our disaster recovery procedures may not be adequate and our service could be interrupted.

        Any damage to, or failure of, the systems in any data center (whether operated by us or by a third-party service provider) could result in impairment of, or interruptions in, our service. Impairment of or interruptions in our service may reduce our revenues, cause clients to request credits or penalties from us, subject us to claims and litigation, cause our customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers and retain existing customers. Even with respect to data centers that are operated for us by third-party service providers, we may not be able to negotiate service contracts with these service providers that will fully protect us from these risks. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

Our outsourcing, data and other services are subject to risks that may harm our business.

        Our clients rely on our outsourcing data and other services to meet their operational needs, including account aggregation and reconciliation. Our services involve the storage and transmission of customer and other information. The amount and type of client-related data hosted by Advent is substantially increasing, and we are providing outsourcing, data and other services in more jurisdictions outside the U.S. Furthermore, our business is becoming increasingly reliant on providing outsourcing, data and other services. This exposes the Company to many risks. Our security measures and those of third parties upon whom we rely could be breached, whether as part of cyber-attacks or other attempts at unauthorized access, resulting in unauthorized access to our information or our clients' information. Furthermore, due to the complexity of our services and because we also utilize third-party data and other vendors, our services and those of our third-party vendors may have previously-undetected errors or defects, service disruptions, delays, or incomplete or incorrect data that could result in unanticipated downtime for our customers, misrouted or unauthorized access to data, failure to meet service levels and service disruptions. Such potential errors, defects, delays, disruptions, performance problems and security breaches may damage our clients' business, harm our reputation, result in the loss of future sales, require us to undertake expensive remediation steps, cause clients to withhold payment or terminate or not renew their agreements with us, and subject us to litigation, regulatory fines and penalties, indemnity obligations, contractual obligations and liabilities and other possible liabilities.

Security breaches, computer viruses and computer hacking attacks could harm our business and results of operations.

        We collect, store and transmit customer data and other proprietary information of, or on behalf of, our customers. We take steps to protect the security, integrity and confidentiality of the information we collect, store or transmit, including our own proprietary and confidential information and that of our customers, their end users, and other third parties, but there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts. Security breaches, computer malware and computer hacking attacks have become more prevalent in our industry and may occur on our systems or those of our information technology vendors in the future. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, or the inadvertent transmission of computer viruses, worms or other harmful software code could result in unauthorized disclosure, misuse, or loss of information, legal claims and litigation, indemnity obligations, regulatory fines and penalties, contractual obligations and liabilities, and other liabilities. In addition, if our security measures, or those of our vendors, are breached or unauthorized access to consumer data otherwise occurs, our solutions may be perceived as not being secure and our customers may reduce the use of or stop using our solutions.

        While we have security measures in place with respect to our systems, networks and SaaS solutions, these systems, networks and solutions are subject to ongoing threats and, therefore, these security measures may be breached as a result of employee error, failure to implement appropriate processes and procedures, malfeasance, third-party action, including cyber-attacks or other intentional misconduct by computer hackers or otherwise. This could result in one or more third parties obtaining unauthorized access to our customers' data or our data, including personally identifiable information or other end user data, intellectual property and other confidential business information. Third parties may also attempt to fraudulently induce employees into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers' data or our data, including intellectual property and other confidential business information.

        Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we and our vendors may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our network infrastructure or otherwise to maintain the confidentiality, security, and integrity of data that we store or otherwise maintain may harm our reputation and our ability to retain existing clients and attract new clients. Additionally, we may be required to expend significant capital and other resources to protect against the threat of interruptions and security breaches or to alleviate problems they may cause. Any of these could harm our business, financial condition and results of operations.

Because our platform could be used to collect and store personal information of our customers' employees or customers, privacy concerns could result in additional cost and liability to us or inhibit use of our platform.

        Personal privacy has become a significant issue in the United States and in many other countries where we offer our solutions or may offer them in the future. The regulatory framework for privacy issues worldwide is currently evolving, is not uniform and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, disclosure, control, security and deletion of personal information. In the United States, these include, without limitation, laws and regulations promulgated by states, as well as rules and regulations promulgated under the authority of the Federal Trade Commission and federal financial regulatory bodies. Internationally, most of the jurisdictions in which we operate have established their own data security and privacy legal frameworks, many of which are broader in scope, more restrictive and impose greater obligations on us and our customers. Many of these obligations are updated frequently and require ongoing monitoring. In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us.

        As a result of uncertainty regarding the interpretation and application of privacy and data protection-related laws, regulations, and self-regulatory requirements, it is possible that these laws, regulations, and requirements may be interpreted and applied in a manner that is inconsistent with our existing data handling practices or the technological features of our solutions. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our solutions, which could have an adverse effect on our business. Any inability to adequately address privacy or data protection-related concerns, even if unfounded, or comply with applicable privacy or data protection-related laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and harm our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, standards and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our solutions. Also, privacy concerns, whether valid or not valid, may inhibit market adoption of our solutions, particularly in foreign countries.

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

        Many of our clients use our proprietary interface to retrieve pricing and other data electronically from Financial Times/Interactive Data ("FTID"). FTID pays us a royalty which we classify as other recurring revenues. The royalty is based on FTID's revenues from providing this data to our clients. Our software products have been customized to be compatible with their system and our software would need to be redesigned to operate with additional alternative data vendors if FTID's services were unavailable for any reason. Non-renewal of our current agreement with FTID would require at least two years' prior notice by either party and the agreement may be terminated upon 90 days' advance notice for an uncured material breach of the other party. While we have contracts with other data vendors for substantially similar financial data with which our products can be used, if our relationship with FTID was terminated or their services were unavailable to clients for any reason, we cannot be certain that we could enter into contracts with additional alternative data providers, or that other relationships would provide similar commission rates to us or if the amount of data used by our clients would remain the same, and our operating results could suffer or our resources could be constrained from the costs of redesigning our software.

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

        We also have begun a strategy to move certain functions from high cost areas like the San Francisco Bay Area, New York City and Boston, to lower cost areas such as Jacksonville and Beijing to reduce our overall costs of operations. While we believe this strategy will have significant benefits, we may not be able to recruit and retain qualified personnel in such lower cost areas. Additionally, such a strategy may negatively impact our ability to retain and hire in our other office locations.

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

        We market and sell our products in the United States and, to a growing extent, outside the U.S. Revenues derived from sales outside the U.S. comprised 18%, 17% and 18% of our total revenues in 2013, 2012 and 2011, respectively. We have international subsidiaries in Canada, China, Denmark, England, Ireland, Hong Kong, Netherlands, Norway, Singapore, Sweden, Switzerland, Ireland and in the United Arab Emirates.

        We cannot be certain that establishing businesses or seeking sales in other countries will produce the desired levels of revenues. If we are not successful in international market expansion, our overall future growth prospects may be limited. Also, worldwide and regional political instability and volatility in financial markets may disrupt our sales efforts in overseas markets. We have relatively limited experience in developing localized versions of our products and marketing and distributing our products outside the U.S. In other instances, we may rely on the efforts and abilities of business partners in such markets. For example, we previously outsourced certain engineering activities to a business partner located in China until we transitioned those contract developers to become employees of our Beijing office. In addition, our operations are subject to other inherent risks, including:

  •
  The impact of recessions and market fluctuations in economies both within and outside the United States;

  •
  Adverse changes in foreign currency exchange rates;

  •
  Greater difficulty in accounts receivable collection and longer collection periods;

  •
  Difficulty of enforcement of contractual provisions in local jurisdictions;

  •
  Compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

  •
  Trade and intellectual property protection measures and export and import requirements;

  •
  Difficulties in successfully adapting our products to language, regulatory and technology standards;

  •
  Cultural resistance to expansion into other countries and difficulties establishing local partnerships or engaging local resources;

  •
  Difficulties in and costs of staffing and managing geographically dispersed operations;

  •
  Different or lesser levels of intellectual property right protections;

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

        Periodically we seek to grow through the acquisition of additional complementary businesses. For example, in February 2011, we acquired Syncova Solutions, Ltd., a United Kingdom-based company that provides margin management and debt finance reconciliation and optimization software and in June 2011, we acquired Black Diamond, a Florida-based company that provides web-based, outsourced portfolio management and reporting platforms for independent advisors.

        The process of integrating our acquisitions has required and will continue to require significant resources, particularly in light of our relative inexperience in integrating acquisitions, potential regulatory requirements and operational demands. In particular, our 2008 acquisition of Tamale Software, Inc. was an entry into the research management software market, where we have no prior experience. Integrating these acquisitions in the past has been time-consuming, expensive and disruptive to our business. We have faced difficulties in integrating new personnel and in maintaining relationships with customers and partners of acquired businesses, as well as in incorporating acquired technology and rights into our solutions and maintaining quality standards consistent with our brand. Integration also has required us to implement additional controls, policies, and procedures. This integration process has strained our managerial resources, resulting in the diversion of these resources from our core business objectives, and may do so in the future. Failure to achieve the anticipated benefits of these acquisitions or to integrate the operations of these entities successfully has harmed and could potentially harm our business, results of operations and cash flows in future periods. The assumptions we made in determining the value and relative risks of these acquisitions could be erroneous. In addition, as we have expanded into new business areas and built new offerings through strategic alliances and internal development, as well as acquisitions, some of this expansion has required significant management time and resources without generating required revenues. We have had difficulty and may continue to have difficulty creating demand for such offerings. Furthermore, we may face other unanticipated costs from our acquisitions, such as disputes involving earn-out and incentive compensation amounts.

        We may make additional acquisitions of complementary companies, products or technologies in the future. In addition, we periodically evaluate the performance of all our products and services and may sell or discontinue current products, product lines or services, particularly as we focus on ways to streamline our operations. Failure to achieve the anticipated benefits of any acquisition or divestiture could harm our business, results of operations and cash flows. Furthermore, we may have to incur debt, write-off investments, infrastructure costs or other assets, incur severance liabilities, write-off impaired goodwill or other intangible assets or issue equity securities to pay for any future acquisitions. Sufficient financing may not be available to us on sufficiently advantageous terms, or at all, and if our existing credit facility is inadequate to meet our needs, its existence may make it significantly more difficult to acquire any additional debt. The issuance of equity securities could dilute our existing stockholders' ownership. Finally, we may not identify suitable businesses to acquire or negotiate acceptable terms for future acquisitions.

If we are unable to protect our intellectual property, we may be subject to increased competition that could seriously harm our business.

        Our success depends significantly upon our proprietary technology. We currently rely on a combination of copyright, trademark, patent and trade secret law, as well as confidentiality procedures and contractual provisions to protect our proprietary rights. We have registered trademarks and copyrights for many of our products and services and will continue to evaluate the registration of additional trademarks and copyrights as appropriate. We generally enter into confidentiality agreements with our employees, customers, resellers, vendors and others. We seek to protect our software, documentation and other written materials under trade secret and copyright laws. We also have six issued patents. Despite our efforts, existing intellectual property laws may afford only limited protection. It may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use our proprietary information. In addition, we cannot be certain that others will not develop or acquire substantially equivalent or superseding proprietary technology, equivalent or better products will not be marketed in competition with our products, or others may not design around any patent that we have or that may be issued to us or other intellectual property rights of ours, thereby substantially reducing the value of our proprietary rights. We cannot be sure that we will develop proprietary products or technologies that are patentable, that any patent, if issued, would operate to cover the differentiating features of our products and services, provide us with any competitive advantages or would not be challenged by third parties, or that the patents of others will not adversely affect our ability to do business. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products or to obtain and use information that we regard as proprietary and we may not have any effective practical remedy against such parties. In addition, the laws of some countries do not protect proprietary rights to as great an extent as do the laws of the United States and so our expansion into markets outside the U.S. may expose our proprietary rights to increased risks. Litigation may be necessary to protect our proprietary technology which may be time-consuming and expensive, with no assurance of success. As a result, we cannot be sure that our means of protecting our proprietary rights will be adequate.

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

        We are a highly automated business and rely on our network infrastructure and enterprise applications, internal and outsourced technology systems and our website for our development, marketing, operational, support, and sales activities. A disruption or failure of these systems in the event of major earthquake, fire, telecommunications failure, cyber-attack, terrorist attack, misconduct or other catastrophic event could cause system interruptions, reputational harm, delays in our product development and loss of critical data and could affect our ability to sell and deliver products and services and other critical functions of our business. Our corporate headquarters, a significant portion of our research and development activities, our data centers and certain other critical business operations are located in the San Francisco Bay Area, which is a region of seismic activity. We have developed certain disaster recovery plans and certain backup systems to reduce the potentially adverse effect of such events, but a catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems, or any data centers or systems of our vendors used to support our business, could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected. Further, such disruptions could cause further instability in the financial markets or the spending of our clients and prospects upon which we depend.

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

Undetected errors or failures found in our products and services may result in loss of or delay in market acceptance of our products and services that could seriously harm our business.

        Our products and services may contain undetected errors or scalability limitations at any point in their lives, but particularly when first introduced or as new versions are released. We frequently release new versions of our products, such as during 2013, when we released new versions of APX, Axys, Geneva, Moxy and Tamale RMS, among others. We also introduced Advent Direct, our new cloud platform, on a beta release basis, and different aspects of the platform are in various stages of development. Despite testing by us and by current and potential customers, errors may not be found in new products and services until after commencement of commercial availability or use, resulting in a loss of or a delay in market acceptance, damage to our reputation, customer dissatisfaction and reductions in revenues and margins, any of which could seriously harm our business. Additionally, our agreements with customers that attempt to limit our exposure to liability claims may not be enforceable in jurisdictions where we operate, particularly as we expand into new markets outside the U.S.

Our principal stockholders have an influence over our business affairs and may make business decisions with which you disagree and which may adversely affect the value of your investment.

        Our founder and a fund where one of our directors previously served as a partner own or control, indirectly or directly, a substantial number of shares of our common stock (approximately 6% and 15%, respectively, of total outstanding shares as of January 31, 2014). In addition, repurchases of our stock by us could increase the concentration of shares held by these parties or other current stockholders. As a result, either individually or if these parties were to act together, they would have the ability to exert significant influence on matters submitted to our stockholders for approval, such as the election or removal of directors, amendments to our certificate of incorporation or the approval of a business combination and they may attempt to influence the Company or effect changes in corporate governance. These actions may be taken even if they are opposed by other stockholders or it may be difficult to approve these actions without their consent and may cause management distraction. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

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

        As a result of the Special Dividend declared in June 2013, we had a stockholders deficit balance on our balance sheet as of December 31, 2013. To fund the Special Dividend payment on July 9, 2013 and the repurchase of Advent's common stock in August 2013, we drew down an aggregate $375 million of debt under our Restated Credit Agreement and as of December 31, 2013, approximately $305.0 million of debt was outstanding. As a result of these borrowings, we are obligated to make periodic principal and interest payments on the debt of approximately $28 million annually. This amount will fluctuate due to changes in interest rates, future borrowings and repayments. Our ability to make payments on our indebtedness and to fund planned working capital requirements will depend on our ability to generate cash flow in the future. In addition, the existence of this indebtedness could have adverse consequences. For example, it could:

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

        Most of our customers operate within a highly regulated environment. Congress and regulators have increased their focus on the regulation of the financial services industry in recent years. The information provided by, or resident in, the software or services we provide to our customers could be deemed relevant to a regulatory investigation or other governmental or private legal proceeding involving our customers, which could result in requests for information from us that could be expensive and time consuming for us. In addition, clients subject to investigations or legal proceedings may be adversely impacted, possibly leading to their liquidation, bankruptcy, receivership, reductions in Assets Under Management or Assets Under Administration, or diminished operations that would adversely affect our revenues and collection of receivables.

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

        The Dodd-Frank Wall Street Reform and Protection Act of 2010 ("Dodd-Frank Act") represents a comprehensive overhaul of the financial services industry within the United States, established the new federal Consumer Financial Protection Bureau (the "CFPB"), and required the CFPB and other federal agencies to implement many new rules. While the general framework of the reforms is set forth in the Dodd-Frank Act, it provides for numerous studies and reports and the adoption and implementation of rules and regulations by regulatory agencies, which are ongoing.

        We believe that it is too early to know the precise long-term impact on our business of the increased regulation of financial institutions. While it could lead to increased demand for Advent's products and services, demand could be negatively impacted by the deferral of purchase decisions by our customers until the new regulations have been fully adopted and the full impact and expense of the new regulatory environment is more clearly understood. The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on our operating environment in substantial and unpredictable ways.

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

        We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"). These principles are subject to interpretation by us, the SEC and various bodies formed to interpret and create accounting principles and guidance. A change in these principles or a change in the interpretations of these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Additionally, proposed accounting standards could have a significant impact on our operational processes, revenues and expenses, and could cause unexpected financial reporting fluctuations. Some of our accounting principles that have been or may be affected include:

  •
  Software revenue recognition;

  •
  Accounting for stock-based compensation;

  •
  Accounting for income taxes; and

  •
  Accounting for business combinations and related goodwill.

        For example, the U.S.-based Financial Accounting Standards Board ("FASB") is currently working together with the International Accounting Standards Board ("IASB") on several projects intended to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow GAAP under SEC regulations and those who are required to follow International Financial Reporting Standards ("IFRS"). These efforts by the FASB and IASB may result in different accounting principles under GAAP that may result in different financial results for us in areas including, but not limited to, principles for recognizing revenue, lease accounting and financial statement presentation. Currently we expect that the FASB and IASB will issue their final revenue recognition standard in 2014. A change in accounting principles may have a material impact on our financial statements and may retroactively adversely affect previously reported transactions.

Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates.

        We are a U.S.-based multinational company subject to tax in multiple U.S. and non-U.S. tax jurisdictions. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in, or interpretation of, tax rules and regulations in the jurisdictions in which we do business, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, by changes in state apportionment, by lapses of the availability of the U.S. research and development tax credit, or by changes in the valuation of our deferred tax assets and liabilities.

        In addition, we could be subject to examination of our income tax returns by state tax authorities, the U.S. Internal Revenue Service and other tax authorities outside the U.S. For example, we are currently undergoing a State of California franchise tax examination for the 2006 and 2007 tax years, and a New York State franchise tax examination for the 2008 and 2009 tax years. These examinations generally focus on areas where considerable judgment is exercised by the Company. We regularly assess the likelihood of outcomes resulting from an examination to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from an examination. We believe such estimates to be reasonable; however, there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal executive offices are located in San Francisco, California. We continue to assess our needs with respect to office space and may, in the future, vacate or add additional facilities. We believe that our current facilities are adequate and suitable for our needs in the immediate and foreseeable future. The table below summarizes the principal properties that we were leasing as of December 31, 2013:

		Use of Property
Location	Approximate Square Footage	Sales and Support	Marketing	Product Development	Administrative
North America:
San Francisco, CA	158,264	X	X	X	X
New York, NY	31,286	X	X	X	X
Jacksonville, FL	29,031	X	X	X	X
Boston, MA	24,597	X	X	X	X
New Rochelle, NY	10,541	X	X
Other	395	X
Europe and Middle East:
London, United Kingdom	16,018	X	X	X	X
Stockholm, Sweden	7,944	X		X	X
Stavanger, Norway	3,756	X		X
Copenhagen, Denmark	3,475	X		X	X
Oslo, Norway	2,626	X	X	X
Dubai, United Arab Emirates	1,939	X			X
Zurich, Switzerland	1,830	X
Bracknell, United Kingdom	936				X
Asia:
Beijing, People's Republic of China	18,009	X		X	X
Singapore	797	X	X
Hong Kong, People's Republic of China	750	X	X		X

Total	312,194

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

        Our common stock is listed on the NASDAQ Stock Market under the symbol "ADVS." The closing price of our common stock on January 31, 2014 was $32.86. The table below summarizes the range of high and low reported sales prices on the NASDAQ Stock Market for our common stock for the periods indicated.

	Price Range
	High	Low
Fiscal 2012
First quarter	$28.30	$23.03
Second quarter	$28.00	$24.26
Third quarter	$28.19	$20.86
Fourth quarter	$24.80	$20.85
Fiscal 2013
First quarter	$29.88	$21.50
Second quarter	$35.40	$25.70
Third quarter	$36.21	$26.10
Fourth quarter	$36.11	$29.90

Stockholders

        As of January 31, 2014, there were approximately 60 holders of record of our common stock. However, because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to accurately estimate the total number of stockholders represented by these record holders.

Dividends

        In July 2013, we paid a $9.00 per share one-time special cash dividend to our shareholders ("Special Dividend"). With the exception of the Special Dividend, we have not historically declared or paid any ordinary cash dividends on our common stock.

Recent Sales of Unregistered Securities

        None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        Our Board of Directors (the "Board") has approved common stock repurchase programs authorizing management to repurchase shares of the Company's common stock in the open market. The timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, including the price of our stock, general market conditions and alternative investment opportunities. The purchases are funded from available working capital or debt. At December 31, 2013, there remained approximately 0.4 million shares authorized by the Board for repurchase. No shares were repurchased as part of such programs during the three months ended December 31, 2013.

        We have withheld shares through net share settlements during the three months ended December 31, 2013. The following table provides a month-to-month summary of the purchase activity upon the employee vesting of restricted stock units and the exercise of stock-settled stock appreciation rights under our equity compensation plan to satisfy tax and exercise withholding obligations during the three months ended December 31, 2013 (in thousands, except per share data):

Month	Total Number of Shares Repurchased(1)	Average Price Per Share	Maximum Number of Shares That May Yet Be Purchased Under our Share Repurchase Programs
October	33	$33.47	—
November	62	$34.31	—
December	14	$34.61	—

Total	109	$34.09	—

(1)
These purchases represent shares cancelled when surrendered in lieu of cash payments for tax and exercise obligations due from employees. These shares were not purchased as part of a publicly announced program to purchase shares.

Securities Authorized for Issuance Under Equity Compensation Plans

        Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference from our Proxy Statement to be filed for our 2014 Annual Meeting of Stockholders.

Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Advent Software, Inc., the S&P 500 Index and the NASDAQ Computer and
Data Processing Index

*
$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Item 6.    Selected Financial Data

        The following selected financial data are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

	Fiscal Years(1)
	2013(2)	2012(3)	2011(4)(5)	2010(5)(6)	2009(5)(7)
	(in thousands, except per share data)
STATEMENT OF OPERATIONS
Net revenues	$382,959	$358,819	$326,248	$283,501	$259,508
Gross margin	$263,238	$236,103	$215,476	$196,691	$176,963
Income from continuing operations	$46,132	$49,179	$42,565	$36,305	$27,879
Net income from continuing operations	$28,752	$30,231	$28,331	$24,319	$20,774
Net income (loss) from discontinued operation	$50	$184	$1,839	$(166)	$16,109
Net income	$28,802	$30,415	$30,170	$24,153	$36,883
Basic net income per share:
Continuing operations	$0.56	$0.60	$0.55	$0.47	$0.41
Discontinued operation	$—	$—	$0.04	$—	$0.32
Total operations	$0.56	$0.60	$0.58	$0.47	$0.72
Diluted net income per share:
Continuing operations	$0.54	$0.58	$0.52	$0.45	$0.39
Discontinued operation	$—	$—	$0.03	$—	$0.30
Total operations	$0.54	$0.58	$0.56	$0.44	$0.70
Cash dividends declared per common share	$9.00	$—	$—	$—	$—
BALANCE SHEET
Cash, cash equivalents and short-term marketable securities	$33,828	$169,409	$135,433	$152,023	$89,150
(Negative) working capital	$(105,523)	$43,013	$12,008	$45,801	$(6,749)
Total assets of discontinued operation	$1,437	$1,697	$2,006	$2,095	$2,589
Total assets	$454,857	$656,756	$581,550	$488,731	$451,703
Long-term liabilities	$311,647	$112,261	$69,870	$21,181	$18,848
Stockholders' (deficit) equity including discontinued operation	$(111,815)	$309,859	$283,061	$273,848	$252,034

Net income per share is based on actual calculated values and totals may not sum due to rounding.

(1)
Our MicroEdge segment was divested on October 1, 2009. Accordingly, the results of MicroEdge have been reclassified as a discontinued operation for all periods presented. Unless otherwise noted, selected financial data in the above table pertain to our continuing operations.

(2)
Our results of operations for 2013 include $48.2 million of stock-based compensation expense, of which $26.7 million was due to the equity award modification related to the Special Dividend, $6.0 million of recapitalization costs and restructuring charges of $3.8 million. Our cash and cash equivalents balance decreased to $33.8 million and our debt balance increased to $305.0 million, primarily to fund the payment of the $470.1 million Special Dividend in July 2013 and to repurchase $41.3 million of Advent's common stock. Payment of the Special Dividend resulted in negative working capital and a stockholders' deficit in 2013.

(3)
Our results of operations for 2012 included stock-based compensation expense of $20.8 million and restructuring charges of $3.6 million.

(4)
Our results of operations for 2011 included stock-based compensation expense of $19.1 million, restructuring charges of $0.7 million, non-cash impairment loss on a private equity investment of $0.5 million, acquisition-related costs of $0.9 million and the operating results of Syncova and Black Diamond, subsequent to their acquisition in the first and second quarters of 2011, respectively.

(5)
On December 13, 2010, the Company announced that our Board of Directors declared a two-for-one stock split effected in the form of a 100% stock dividend that was distributed on January 18, 2011. Our per-share information has been retroactively adjusted to reflect the two-for-one stock split.

(6)
Our results of operations for 2010 included stock-based compensation expense of $18.4 million, restructuring charges of $0.8 million, and the operating results of Goya AS, subsequent to their acquisition in the first quarter of 2010.

(7)
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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included under Item 8 of this Annual Report on Form 10-K. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended. Forward-looking statements can be identified by the use of terminology such as "may," "will," "could," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue," "intends," or other similar terms and the negative of such terms regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include, among others, statements referencing our expectations relating to future revenues, expenses and operating margins, regarding the future of the investment management market and opportunities for us related thereto, future expansion, product releases, acquisition, divestment of or investment in other businesses, projections of revenues, future cost and expense levels, expected timing and amount of amortization expenses related to past acquisitions, future effective tax rates, future exchange rates, the adequacy of resources to meet future cash requirements, renewal rates, estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, future client wins, future hiring and future product introductions and acceptance. Such forward-looking statements are based on our current plans and expectations and involve known and unknown risks and uncertainties which may cause our actual results or performance to be materially different from any results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to the "Risk Factors" set forth in "Item 1A. Risk Factors" in this Form 10-K, as well as other risks identified from time to time in other Securities and Exchange Commission ("SEC") reports. You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results, levels of activity or performance and represent our expectations only as of the date they are made.

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

Operating Overview

        Operating highlights of 2013 include:

  •
  New and incremental bookings.  The term license, Advent OnDemand and Black Diamond contracts signed in 2013 will contribute approximately $31.2 million in annual revenue ("annual contract value" or "ACV") once they are fully implemented.

  •
  Dividend recapitalization.

  •
  Special dividend.    On June 12, 2013, our Board of Directors declared a one-time special cash dividend of $9 per share payable on July 9, 2013 to shareholders of record on July 1, 2013 (the "Special Dividend"). A total of $470.1 million was paid on 52.2 million shares on July 9, 2013.

  •
  Debt modification.    On June 12, 2013, we amended and restated our existing credit agreement which increased our borrowing capacity to $425 million, consisting of a $225 million term loan facility and a $200 million revolving credit facility, from which we borrowed a total of $375 million during 2013. We used proceeds from the new facility to pay down the balance of our prior credit agreement, finance the Special Dividend and repurchase shares of our common stock as described below.

  •
  Modification of equity awards.    In conjunction with the Special Dividend, we modified our employee stock option plans to enable the reduction of outstanding equity awards exercise prices by $9.00 per option to reflect the impact of the Special Dividend. These equity award modifications affected approximately 900 employees and non-employee directors and were made for awards outstanding as of July 9, 2013 in a manner to preserve the pre-cash dividend economic value of these awards. We recalculated the Black-Scholes fair values of eligible outstanding options and SARs on the Modification Date, reflecting the reduction in their exercise prices of up to $9.00 per share, to determine the non-cash incremental stock-based compensation expense. For certain options that could not be reduced by the full $9.00, we compensated those option holders in July 2013 with a cash payment for the difference between $9.00 and the reduction of their exercise price. Holders of restricted stock units (RSUs) will receive the right to receive $9.00 per RSU upon vesting.

          On the modification date, the total charge resulting from the equity award modifications was $41 million, comprised of $16 million in cash charges and $25 million in non-cash charges. Of the total charge of $41 million, we recognized $26.7 million in cost of revenues and operating expenses in fiscal 2013, and the remaining expense will be recognized over the original remaining vesting periods of the awards.

  •
  Recapitalization expenses.    In conjunction with the debt modification, Special Dividend and equity award modification, we incurred a total of $6.0 million in operating expenses related to advisory fees from third parties including financial advisory, legal, and valuation fees. We have reported those fees as a separate line item in our statement of operations. Additionally, we incurred a total of $0.7 million of third party financing fees in conjunction with the debt refinancing which has been included in interest expense.

  •
  Secondary security offering.  During 2013, 8.4 million shares of our common stock were sold through a secondary market offering by a selling stockholder

  •
  Repurchase of common stock.    In connection with this secondary security offering, our Board of Directors authorized and we repurchased 1.6 million shares of our common stock for a total cash outlay of $41.3 million at an average price of $25.785 per share during 2013.

  •
  Transaction-related fees.    We incurred legal and professional fees of $0.6 million associated with the secondary market offering of our common stock by the selling shareholder. We have reported these fees within general and administrative expenses.

  •
  Renewal rate improvement.  Renewal rates are based on cash collections and therefore reported one quarter in arrears. Our initially disclosed renewal rates for the first three quarters of 2013 increased to a range of 92% to 97% from fiscal 2012's range of 87% to 94%.

  •
  Operating cash flows.  Cash flows from operations were $98.6 million which represents an increase of 14% compared with $86.6 million last year.

  •
  Advent client conference.  With over 1,000 attendees, we hosted our largest client conference in our 30 year history in September 2013. We unveiled a number of new enhancements and product solutions including Geneva® 10.0, Tamale® 7.0 and Advent Direct™.

  •
  Implemented re-organization.  In 2013, we implemented the re-organization plan that we began in the fall of 2012 to align strategy and function, reduce operating costs and improve profitability. As a result, we now expect annual operating expense run rate savings of $12 million from our re-organization plan. During 2013, we benefited from improved operating leverage through cost savings throughout our entire organization, resulting in non-GAAP net income per share of $1.32, compared to $1.03 in 2012, on a fully diluted basis.

Financial Overview

        Financial highlights of 2013 and 2012, and associated dollar and percentage/margin fluctuations were as follows (in thousands, except per share amounts, percentages and margin changes):

	Fiscal Years
			Percentage / Margin Change
	2013	2012
Net revenues	$382,959	$358,819	7%
Gross margin	$263,238	$236,103	11%
Gross margin percentage	68.7%	65.8%	2.9%
Operating income	$46,132	$49,179	-6%
Operating margin percentage	12.0%	13.7%	-1.7%
Net income from continuing operations	$28,752	$30,231	-5%
Net income from continuing operations per diluted share	$0.54	$0.58	-7%
Operating cash flows	$98,564	$86,620	14%

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

        The term license component of the deferred revenue balance related to implementations in process will increase or decrease in the future depending on the amount of new term license bookings relative to the number of implementations that reach completion in a particular quarter. During 2013 and 2012, changes in the net term license component of deferred revenues increased (decreased) the Company's revenues, costs and operating income as follows (in thousands):

	Fiscal Years
	2013	2012	Change
Term license revenues	$(1,692)	$1,060	$(2,752)
Professional services and other	(2,190)	(50)	(2,140)

Total net revenues	$(3,882)	$1,010	$(4,892)
Professional services costs	$(1,082)	$(826)	$(256)
Sales commissions costs	(55)	79	(134)

Total net costs	$(1,137)	$(747)	$(390)
Operating income	$(2,745)	$1,757	$(4,502)

        As of December 31, 2013 and 2012, deferred revenue and directly-related expenses balances associated with our term licensing deferral were as follows (in thousands):

	December 31
	2013	2012
Deferred revenues
Short-term	$33,505	$29,735
Long-term	6,758	6,647

Total	$40,263	$36,382

Directly-related expenses
Short-term	$11,055	$10,787
Long-term	4,467	3,598

Total	$15,522	$14,385

        Deferred net revenues are classified as "Deferred revenues" (short-term and long-term), and directly-related expenses are classified as "Prepaid expenses and other," and "Other assets," respectively, in the consolidated balance sheets.

Non-GAAP Financial Measures and Other Operational Data

        We consider certain operating measures, such as the annual contract value ("ACV") of term license, Black Diamond and Advent OnDemand contracts and renewal rates, annualized recurring run rate and certain financial measures that are not prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), including non-GAAP net income, non-GAAP net income per share and free cash flow, in measuring the performance of our business. The non-GAAP measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. However, we believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance, when reviewed in conjunction with our GAAP financial statements. Therefore, these measures should not be considered in isolation or as a substitute for measures prepared in accordance with GAAP, and because these amounts are not determined in accordance with GAAP, they should not be used exclusively in evaluating our business and operations. In addition, undue reliance should not be placed upon non-GAAP or operating information because this information is neither standardized across companies nor subjected to the same control activities and audit procedures that produce our GAAP financial results.

Bookings

        The following table summarizes the Company's quarterly term license, Black Diamond and Advent OnDemand bookings (operational information) signed during the period and the associated average term (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2013
Annual contract value(1)	$8,664	$6,659	$7,103	$8,762	$31,188
Average term(2)	3.4	2.8	2.6	3.0	3.0
2012
Annual contract value(1)	$7,406	$7,185	$7,122	$11,131	$32,844
Average term(2)	3.3	2.6	2.9	2.9	2.9
2011
Annual contract value(1)	$5,107	$6,554	$8,541	$13,698	$33,900
Average term(2)	2.8	2.4	2.7	3.1	2.8

(1)
Annual contract value represents the annual contribution to revenue, once they are fully implemented, from term license, Black Diamond and Advent OnDemand contracts signed.

(2)
Average term is weighted by contract value for all new term licenses, Black Diamond and Advent OnDemand contracts signed in the period.

        The 5% decrease in bookings in 2013 was primarily due to lower client migrations from Axys to APX and Black Diamond while the 3% decrease in bookings in 2012 was due to a 20% decrease in bookings from the Europe, Middle East and Africa (EMEA) region in 2012 as compared to 2011.

Renewal Rates

        Our renewal rates are based on cash collections and are disclosed one quarter in arrears. We disclose our renewal rates one quarter in arrears in order to include substantially all payments received against the invoices for that quarter. We also update our renewal rates from the initially disclosed rates to include all cash collections subsequent to the initial disclosure. We experience seasonality in our bookings and renewals. We believe that this seasonality results from customer budgeting cycles and expect it will continue in the future. As a result, the fourth quarter of the year typically has more bookings and renewal activity, followed by lower activity in the first quarter of the following year. The following table summarizes our initial and updated renewal rates (operational metric) since 2011:

Renewal Rates	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Based on cash collections relative to prior year collections
2013
Initially disclosed renewal rate(1)	94%	92%	97%	(2)
Updated disclosed renewal rate(3)	99%	94%	n/a	n/a
2012
Initially disclosed renewal rate(1)	91%	87%	94%	91%
Updated disclosed renewal rate(3)	96%	92%	98%	96%
2011
Initially disclosed renewal rate(1)	91%	92%	93%	95%
Updated disclosed renewal rate(3)	94%	97%	94%	98%

(1)
"Initially Disclosed Renewal Rate" is based on cash collections and reported one quarter in arrears

(2)
The initially disclosed renewal rate for the fourth quarter of 2013 is not currently available as it is disclosed one quarter in arrears in order to include substantially all payments against invoices for this quarter

(3)
"Updated Disclosed Renewal Rate" reflects initially disclosed rate updated for subsequent cash collections

        Renewal rates have remained consistently in the 90% range historically except for the second quarter of 2012 which was negatively impacted by 3 points due to three EMEA customers ceasing business, deactivating or reducing use of our products.

Annualized Recurring Run Rate

        Currently, we offer our suite of products to our customers on premise and in the cloud on an Advent-hosted or third party-hosted basis. Advent OnDemand and Black Diamond are delivered in the cloud as our current SaaS product offerings. In addition, we have introduced Advent Direct, our new cloud platform, on a beta release basis, and which we expect to make generally available in the second half of 2014. We plan to continue to expand our current and future SaaS product offerings, including availability on mobile devices, and we believe that over time our SaaS-based product offerings will comprise an increasing share of our total recurring revenues as more customers adopt SaaS as their preferred solution.

        To assist with the understanding of this transition, the related shift in revenue and changes within our recurring revenue streams, we are using certain performance metrics to assess the health and trajectory of our recurring revenues. This metric is the annualized run rate of all of our contracted recurring revenue streams as of a point in time and is calculated as of the end of each quarter by multiplying the last month of the quarter's contracted recurring revenues by twelve. The metric includes the combined effects of annual contract value, renewals and the existing run rate of recurring revenues in a single metric that is expressed as annualized recurring run rate. Annualized recurring run rate should be viewed independently of revenue, deferred revenue and unbilled deferred revenue as it is a performance metric and is not intended to be combined with any of these items. Annualized recurring run rate is not a forecast and does not include non-recurring revenues.

        The following table summarizes the Company's annualized recurring run rate as of the previous eight quarter-end dates (in millions):

	March 31	June 30	September 30	December 31
2013
Annualized recurring run rate	$352.9	$356.6	$353.9	$359.2
Increase over prior year	9%	11%	4%	5%
2012
Annualized recurring run rate	$324.0	$322.2	$341.8	$341.7

Non-GAAP Net Income and Non-GAAP Net Income Per Share

        Non-GAAP net income is calculated by adjusting GAAP net income for the provision for income taxes, stock-based compensation expense, amortization of acquired intangibles, restructuring charges, acquisition-related charges, recapitalization costs and other non-recurring items. Non-GAAP net income per share is calculated by dividing non-GAAP net income by the weighted average number of diluted shares outstanding for the period. Non-GAAP net income and non-GAAP net income per share, and reconciliation to its most directly comparable GAAP financial measures, for fiscal 2013, 2012 and 2011 were as follows (in thousands, except per share amounts):

	Fiscal Years
	2013		2012		2011
GAAP net income / net income per share	$28,752	$0.54	$30,231	$0.58	$28,331	$0.52
Amortization of acquired intangibles	10,616	0.20	11,424	0.22	8,826	0.16
Stock-based compensation(1)	48,179	0.90	20,801	0.40	19,138	0.35
Restructuring charges	3,770	0.07	3,634	0.07	696	0.01
Recapitalization costs(2)	6,692	0.13	—	—	—	—
Transaction related fees(3)	565	0.01	—	—	—	—
Acquisition related costs(4)	—	—	—	—	936	0.02
Investment loss	—	—	—	—	500	0.01
Income tax adjustment(5)	(27,892)	(0.52)	(11,868)	(0.23)	(12,005)	(0.22)

Non-GAAP net income / net income per share	$70,682	$1.32	$54,222	$1.03	$46,422	$0.86

(1)
Stock-based compensation for 2013 includes $26.7 million of additional expense associated with the equity award modification.

(2)
Recapitalization costs for 2013 include advisory fees from third parties including financial advisory, legal and valuation fees.

(3)
Transaction related fees for 2013 include legal and professional fees associated with the secondary market offering of our common stock by a selling stockholder.

(4)
Acquisition related costs for 2011 included transaction costs associated with the acquisition of Syncova and Black Diamond.

(5)
The estimated non-GAAP effective tax rate was 35% and has been used to adjust the provision for income taxes for non-GAAP purposes.

        The growth in non-GAAP net income and net income per share since 2011 reflects improved operating leverage in our business as we have grown revenues at a faster pace than our variable costs. Additionally, the implementation of the re-organization plan approved in 2012 also contributed to the growth in 2013.

Free Cash Flow

        Free cash flow is defined as cash flow from operations less cash used for purchases of property and equipment, and capitalized software development costs. Free cash flow, and a reconciliation to its most directly comparable GAAP measure of operating cash flow, for fiscal 2013, 2012 and 2011 was as follows (in thousands):

	Fiscal Years
	2013	2012	2011
Cash provided by operating activities	$98,564	$86,620	$83,184
Purchases of property and equipment	(5,616)	(6,369)	(11,252)
Capitalized software development costs	(1,995)	(2,137)	(2,358)

Free cash flow	$90,953	$78,114	$69,574

        The increase in free cash flow during 2013 and 2012 primarily reflects operating cash flow growth from strong accounts receivable collections, and less capital expenditure activity. We built-out our new office facilities in Beijing, Sweden and London in 2011, and Jacksonville, Florida in 2012, which increased purchases of property and equipment in those periods.

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
  Goodwill impairment;

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

        We categorize our revenues into two reporting elements—recurring and non-recurring revenues:

Recurring Revenues:

  •
  Term licenses

  Term license contracts include both the software license and maintenance. We offer multi-year term licenses by which a customer makes a binding commitment that typically spans three years. For multi-year term licenses, we have not established vendor specific objective evidence ("VSOE") of fair value for the software license and maintenance components and, as a result, in situations where we are also performing related professional services, we defer all revenue and directly-related expenses under the arrangement until the implementation services are complete and the remaining services are substantially complete. At the point professional services are substantially completed, we recognize a pro-rata amount of the term license revenue, professional services fees earned and related expenses, based on the elapsed time from the start of the term license to the substantial completion of professional services. We determine whether services are substantially complete by consulting with our professional services group and applying management judgment. Term license revenue for the remaining contract years, the remaining deferred professional services revenue and related expenses are recognized ratably over the remaining contract length. When multi-year term licenses are sold and do not include related professional services, we recognize the entire term license revenue ratably over the period of the contract term from the effective date of the license agreement assuming all other revenue recognition criteria have been met.

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

  •
  Other Recurring Revenues

  Other recurring revenues include revenues from our Software-as-a-Service ("SaaS") services, data services and other recurring revenue transactions.

  Our SaaS services include Advent OnDemand, Advent OnDemand with Data Management and Black Diamond. Advent OnDemand is the hosting and SaaS delivery of our suite of investment management solutions. We recognize revenue ratably over the period of service which is generally one year. Advent OnDemand with Data Management services include access to our software on a SaaS basis as well as full account aggregation, daily portfolio reconciliation, corporate actions processing and reference data management. We price this comprehensive service offering based on the number of accounts managed for each customer. We measure the number of accounts quarterly in arrears and we recognize revenue for these services as they are performed. Black Diamond offers a platform that provides outsourced daily reconciliation and data management services as well as portfolio management and reporting delivered through an online web-based application. We price Black Diamond services based on the number of customers' accounts and the daily average of the assets under management ("AUM") within those accounts. We measure the number of accounts and AUM within customer accounts monthly in arrears and we recognize revenues for these services as they are performed.

  Our data services include Advent Custodial Data, Advent Corporate Actions and Advent Index Data. We recognize revenue from data services either ratably over the subscription period or as the transactions occur within the subscription, based on the terms of the arrangement.

  The Company recognizes revenue from other recurring revenue transactions either ratably over the subscription period or as the transactions occur based on the terms of the arrangement.

  •
  Assets Under Administration Revenues

  Certain of our perpetual and term license contracts include asset-based fee structures that provide additional revenues based on the assets that the client administers using the Company's software, referred to as assets under administration or ("AUA"). Contracts containing an AUA fee structure have a defined measurement period which requires the client to self-report actual AUA in arrears of the specified period. The Company recognizes term AUA contract minimum fees over the period of service. AUA fees above the stated minimum fee for the same period are considered incremental fees. Because incremental fees are neither determinable nor due and payable until the conclusion of the measurement period and reported, they are both earned and recognized upon completion of the measurement period and receipt of the report, on a quarterly or annual basis. Incremental fees from both term AUA and perpetual AUA contracts are included in "Recurring revenues" in our consolidated statements of operations.

Non-Recurring Revenues:

  •
  Professional services and other revenues

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

        Deferred revenues.    Deferred revenue consists of billings or payments received in advance of revenue recognition and is recognized as the revenue recognition criteria are met. We generally invoice our customers annually or in monthly or quarterly installments and deferred revenues can be influenced by seasonality and timing of renewals. Deferred revenue that will be recognized during the succeeding 12-month periods is recorded as current deferred revenue, and the remaining portion is recorded as non-current deferred revenue.

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

        These variables are sensitive and change on a daily basis. As a result, the financial result from issuing the same number of options or SARs can vary significantly over time. The following table reflects the change in the fair value of a hypothetical option or SAR as a result of a hypothetical change in one of the underlying assumptions:

Assumption	Base Case	Assumption Change	Value Change	Assumption Change	Value Change
Grant and stock price	$32.00	+$1	$0.26	-$1	$(0.26)
Risk-free interest rate	1%	+0.5%	$0.22	-0.5%	$(0.22)
Volatility	35%	+5%	$1.14	-5%	$(1.16)
Expected life (years)	4	+1 year	$0.85	-1 year	$(1.02)
Expected dividend yield	1%	+1%	$(0.75)	-1%	$0.81
Base Option Value	$8.41

        Prior to February 2009, our SAR and stock option awards granted to employees cliff vested 20% after one year and monthly thereafter over the next 48 months. Subsequently, SARs and stock option awards granted to employees cliff vest 25% after one year and monthly thereafter over the next 36 months. Our restricted stock unit ("RSU") awards generally cliff vest 50% after two years and 50% after four years. ASC 718, "Compensation—Stock Compensation", requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on our annual forfeiture rate. The annual forfeiture rate is based on our historical forfeiture experience over the last ten years.

        Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. A decrease in our annual forfeiture rate assumption would increase stock-based compensation expense. The estimated impact of a hypothetical 500 basis point decrease in the annual forfeiture rate on stock-based compensation expense for 2013 and unamortized stock-based compensation expense at December 31, 2013 would have been an increase of approximately $0.4 million and a decrease of $4.1 million, respectively.

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

        Goodwill impairment.    We review our goodwill for impairment annually during the fourth quarter of our fiscal year, as of November 1, and more frequently if an event or circumstance indicates that an impairment loss has occurred. We are required to test our goodwill for impairment at the reporting unit level.

        Our test for goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. If we determine, based on the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, then a quantitative goodwill impairment test is required.

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

        Impairment of long-lived assets.    We review our long-lived assets including property and equipment and finite-lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Determining whether an impairment trigger has occurred is subjective and requires judgment. Our recoverability test compares the assets' carrying amount to their expected future undiscounted net cash flows. We estimate future revenue and expense amounts to calculate future cash flows. We believe our forecast revenue and expense amounts are reasonable but forecast amounts are inherently uncertain and unpredictable.

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

        Our ability to estimate returns is based on our long history of experience with relatively homogenous transactions and the fact that the return period is short. The estimates for returns are adjusted periodically based upon changes in historical rates of returns and other related factors. We had allowances for sales returns for these situations based on our historical experience of $2.7 million, $3.0 million and $1.8 million as of December 31, 2013, 2012 and 2011, respectively.

        We use our judgment in estimating our allowance for doubtful accounts. In order to estimate our allowance for doubtful accounts, we analyze specific accounts receivables, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. We had allowances for doubtful accounts of $0.2 million, $0.1 million and $0.1 million as of December 31, 2013, 2012 and 2011.

Results of Operations for Fiscal Years 2013, 2012 and 2011

        The following table summarizes, for the periods indicated, certain items in the consolidated statements of operations as a percentage of net revenues. The financial information and the ensuing discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

	Fiscal Years
	2013	2012	2011
Net revenues:
Recurring revenues	91%	90%	89%
Non-recurring revenues	9	10	11

Total net revenues	100	100	100
Cost of revenues:
Recurring revenues	18	19	19
Non-recurring revenues	10	12	12
Amortization of developed technology	2	3	3

Total cost of revenues	31	34	34

Gross margin	69	66	66
Operating expenses:
Sales and marketing	21	21	23
Product development	18	19	18
General and administrative	14	11	11
Amortization of other intangibles	1	1	1
Recapitalization costs	2	*	*
Restructuring charges	1	1	*

Total operating expenses	57	52	53

Income from continuing operations	12	14	13
Interest expense	(2)	(1)	*
Interest income and other expense, net	*	*	*
Loss on equity investments, net	*	*	*

Income from continuing operations before income taxes	10	13	13
Provision for income taxes	3	5	4

Net income from continuing operations	8	8	9
Discontinued operation:
Net income from discontinued operation	*	*	1

Net income	8%	8%	9%

Percentages are based on actual values. Totals may not sum due to rounding.

*
Less than 1%

NET REVENUES

	Fiscal Years
	2013	2012	2011
	(in thousands, except percentages)
Total net revenues	$382,959	$358,819	$326,248
Change over prior year	$24,140	$32,571
Percent change over prior year	7%	10%

        We derive our revenues from two sources: recurring revenues and non-recurring revenues. Recurring revenues are comprised of term license, perpetual maintenance arrangements and other recurring revenues (which includes revenues from Black Diamond, Advent OnDemand and incremental Assets Under Administration ("AUA") fees from perpetual licenses). The revenues from a term license, which includes both software license and maintenance services, are earned under a time based contract. Maintenance revenues are derived from maintenance fees on perpetual license arrangements. Other recurring revenues are derived from our subscription services and transaction-based services as well as AUA fees for certain perpetual arrangements. Non-recurring revenues consist of professional services and other revenue and perpetual license fees. Professional services and other revenues include fees for consulting, fees from training, project management services and our client conferences. Perpetual license revenues are derived from the licensing of software products under a perpetual arrangement. Sales returns, which we generally do not provide to customers, are accounted for as deductions to these two revenue categories based on our historical experience.

        Revenues from recurring and non-recurring sources, as a percentage of total net revenues for the periods presented, were as follows:

As a percentage of net revenues	2013	2012	2011
Revenues from recurring sources	91%	90%	89%
Revenues from non-recurring sources	9%	10%	11%

        Revenues derived from sales outside the U.S. were 18%, 17% and 18% of total net revenues in 2013, 2012 and 2011, respectively. The increase during 2013 primarily reflects a slight rebound in growth outside the U.S. as the European sovereign debt crisis continues to subside. The slight decrease as a percentage of total revenues during 2012 primarily reflects growth outside the U.S. slowing to 2% over 2011, as a result of the continuing European sovereign debt crisis, while U.S. sales grew 12%. We plan to continue expanding our sales efforts outside the U.S., both in our current markets and elsewhere. Except for the U.S., the revenues from customers in any single country did not exceed 10% of total net revenues.

        We expect net revenues to be in the range of $395 million to $403 million for fiscal 2014.

Recurring Revenues

	Fiscal Years
	2013	2012	2011
	(in thousands, except percentages)
Term license revenues	$180,479	$159,940	$135,235
Perpetual maintenance revenues	65,412	67,063	70,454
Other recurring revenues	103,990	97,624	85,797

Total recurring revenues	$349,881	$324,627	$291,486
Percent of total net revenues	91%	90%	89%
Change over prior year	$25,254	$33,141
Percent change over prior year	8%	11%

        Revenues from term licenses, which include both the software license and maintenance services for term licenses, increased $20.5 million, or 13%, in 2013, and $24.7 million, or 18%, in 2012. This growth of term license revenues reflects strong renewals, the continued layering of incremental annual contract value ("ACV") of term licenses sold in previous periods into our term revenue and the continued market acceptance of our products. Our bookings in 2013, 2012 and 2011 will contribute approximately $31.2 million, $32.8 million and $33.9 million, respectively, in annual revenue once they are fully implemented. Additionally, adding to the increase in term license revenues was an increase in incremental AUA fees for term licenses of $2.0 million in 2013.

        For our term licenses, we defer all revenue on new bookings until our implementation services are complete. The change in our term license implementation deferral increased/(decreased) term license revenues as follows (in thousands):

	Fiscal Years
	2013	2012	2011
Term license revenues	$(1,692)	$1,060	$(2,934)
Change over prior year	$(2,752)	$3,994

        During 2013 and 2011, we had a deferral due to an increase in the number of projects in the implementation phase. During 2012, more projects completed the implementation phase than commenced, leading to the net recognition of deferred term license revenues.

        Generally, we sell very few perpetual licenses to new customers. Maintenance revenues from perpetual licenses decreased by $1.7 million and $3.4 million during 2013 and 2012, respectively. These decreases were due to maintenance de-activations from customer attrition, maintenance level downgrades, reductions in products licensed or number of users by clients, perpetual license customers migrating to term licenses, and a decrease in new perpetual license customers, partially offset by the impact of price increases. We expect the downward trend in maintenance revenues from perpetual licenses to continue as we continue sell principally term licenses.

        Other recurring revenues, which primarily include revenues from incremental assets under administration ("AUA") fees from perpetual licenses, data services, outsourced services, Advent OnDemand, web-based services and Black Diamond, increased $6.4 million and $11.8 million during 2013 and 2012, respectively. These increases were primarily due to growth in revenues from our Black Diamond product, which was acquired in June 2011, of $6.2 million in 2013 and $10.6 million in 2012; and to a lesser extent, growth in revenues from data services, outsourced services, and web-based services. In addition, incremental AUA fees from perpetual licenses increased $2.0 million in 2013 as our clients experienced growth in new assets and increases in the market value of AUA balances. The increase in 2013 was partially offset by a decrease of $3.7 million in revenues from a renewal of an agreement with one of our larger clients effective in the third quarter of 2013.

Non-Recurring Revenues

	Fiscal Years
	2013	2012	2011
	(in thousands, except percentages)
Professional services and other revenues	$30,866	$31,280	$31,475
Perpetual license fees	2,212	2,912	3,287

Total non-recurring revenues	$33,078	$34,192	$34,762
Percent of total net revenues	9%	10%	11%
Change over prior year	$(1,114)	$(570)
Percent change over prior year	(3)%	(2)%

        Non-recurring revenues consists of professional services and other revenues, and perpetual license fees. Professional services and other revenues include fees for consulting, project management, custom implementation and integration, custom report writing, training and our client conference. Perpetual license revenues are derived from the licensing of software products under a perpetual arrangement.

        Professional services projects related to Axys, Moxy and Partner products generally can be completed in a two- to six-month time period, while services related to Geneva and APX products may require four-to nine-months. We defer professional services revenue for services performed on term license implementations that are not considered substantially complete. Service revenue is deferred until the implementation is complete and remaining services are substantially completed. Upon substantial completion, we recognize a pro-rata amount of professional services fees earned based on the elapsed time from the start of the term license to the substantial completion of professional services. The remaining deferred professional services revenue is recognized ratably over the remaining contract term.

        Professional services and other revenues changed due to the following (in thousands):

	Change From 2012 to 2013	Change From 2011 to 2012
Decreased consulting services	$(5,121)	$(9,741)
(Decreased) increased revenue related to term license implementation deferral	(2,141)	6,489
Increased data conversion	3,522	1,542
Increased training	2,085	709
Increased project management	1,050	765
Increased custom report services	967	540
Various other items	(776)	(499)

Total change	$(414)	$(195)

        On January 1, 2013, we began accounting for professional service revenues on a more granular level. As a result, professional services revenue, which was previously classified as consulting services in 2012 and 2011, is now being classified as data conversion, training and customer reports revenue which is reflected in the decrease in consulting services revenues and the increases in data conversion training and custom report services revenues in 2013. The overall decrease in professional services and other revenues primarily reflects the increase in net term license implementation deferral associated with in-process term license implementations as a result of more ongoing projects in 2013 than in the comparable period last year.

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

        The term license implementation deferral decreased professional services and other revenues for the following periods presented as follows (in thousands):

	Fiscal Years
	2013	2012	2011
Professional services and other	$(2,190)	$(49)	$(6,538)
Change over prior year	$(2,141)	$6,489

        In 2013, more projects in the implementation stage resulted in increased deferred revenues compared to 2012. In 2012, relatively more projects were completed as compared to 2011, resulting in a decrease in net term license implementation deferral associated with in-process term license implementations. The net deferral of $6.5 million during 2011 was primarily due to relatively more projects in the implementation phase as a result of strong bookings in the latter half of 2010 and first half of 2011.

        In 2013 and 2012, total perpetual license fees decreased $0.7 million and $0.4 million, respectively, primarily due to a decrease in sales of perpetual seat licenses and modules to our existing perpetual client base.

COST OF REVENUES

	Fiscal Years
	2013	Change	2012	Change	2011
	(in thousands, except percentages)
Stock-based compensation expense	$6,744	$3,103	$3,641	$173	$3,468
All other cost of revenues	$112,977	$(6,098)	$119,075	$11,771	$107,304
Percent of total net revenues	30%		33%		33%
Total cost of revenues	$119,721	$(2,995)	$122,716	$11,944	$110,772
Percent of total net revenues	31%		34%		34%

        Cost of revenues is made up of three components: cost of recurring revenues, cost of non-recurring revenues and amortization of developed technology.

        The decrease in total cost of revenues in 2013 was primarily due to lower costs as a result of the re-organization plan that was approved in October 2012, partially offset by increased stock-based compensation expense associated with the equity award modification in 2013. The increase in total cost of revenues in 2012 and 2011 was due principally to increases in payroll and related costs from headcount additions in our client support and professional services groups and amortization of developed technology associated with our recent acquisitions of Goya AS, Syncova and Black Diamond, and higher allocation of costs. Consistent with the increase in headcount, allocated expenses to our services and support organization increased.

        Gross margin improved to 69% in 2013 from 66% in 2012 and 2011 as we expanded our recurring revenue gross margins from our improved efficiency in our global support organization and experienced better margins in our professional services practice as a result of higher billable utilization of professional services consultants. Gross margin for 2013 includes the impact of increased stock-based compensation expense associated with the equity award modification in 2013.

        Consistent with historical trends, we continued to experience negative gross margins on professional services revenues in 2013. The Company weighs the costs of providing professional services with the long-term benefits of client satisfaction and retention in assessing the fees it charges for these services. To implement our products as quickly as possible, we at times add new contractors or new employees, as needed, to perform the professional services resulting in lower billable utilization. To a lesser extent, the significant deferral of professional services revenues and costs associated with term license implementation and our user conference also contributed to our historical negative gross margins. Our professional services revenues account for less than 10% of our total net revenues.

        In 2014, we expect that higher utilization of professional services consultants and improved management systems over utilization will result in an improvement to our gross margin.

Cost of Recurring Revenues

	Fiscal Years
	2013	Change	2012	Change	2011
	(in thousands, except percentages)
Stock-based compensation expense	$3,491	$1,086	$2,405	$251	$2,154
All other cost of recurring revenues	$67,099	$551	$66,548	$6,373	$60,175
Percent of total recurring revenues	19%		20%		21%
Total cost of recurring revenues	$70,590	$1,637	$68,953	$6,624	$62,329
Percent of total recurring revenues	20%		21%		21%

        Cost of recurring revenues consists of the direct costs related to providing and supporting our outsourced services, providing technical support services under maintenance and term license agreements and other services for recurring revenues, and royalties paid to third party vendors. Gross margins for recurring revenues were 80%, 79% and 79% during 2013, 2012 and 2011, respectively.

        Cost of recurring revenues changed due to the following (in thousands):

	Change From 2012 to 2013	Change From 2011 to 2012
Increased allocation-in of facility and infrastructure expenses	$1,446	$1,186
Increased outside services	1,147	197
Increased stock-based compensation	1,086	251
(Decreased) increased payroll and related	(1,230)	4,323
(Decreased) increased travel and entertainment	(773)	387
(Decreased) increased depreciation	(430)	57
Various other items	391	223

Total change	$1,637	$6,624

        The increase in cost of recurring revenues in 2013 was primarily due to an increase in allocation-in of facility and infrastructure expenses as infrastructure costs increased in 2013, increased outside services and the increase in stock-based compensation expense associated with our equity award modification in 2013. These increases were partially offset by the decreases in payroll and related costs which reflects lower salary and benefits expenses as a result of less headcount from the re-organization plan that was approved in October 2012 and decreased travel and entertainment costs due to less travel associated with providing technical support services. Headcount in our client support group decreased to 341 at December 31, 2013 from 359 at December 31, 2012.

        The increase in 2012 was due primarily to an increase in payroll and related costs that resulted from salary increases and additional headcount which enables us to deliver the technical support services we provide to our growing number of clients in their day-to-day use of our software. Payroll and related increased due to annual merit increases and headcount additions from Black Diamond which we acquired in June 2011. Headcount increased to 359 employees at December 31, 2012 from 352 at December 31, 2011. We allocate facility and infrastructure expenses based on headcount and consistent with the increase in departmental headcount, we allocated more of these costs to our cost of recurring revenues departments in 2012 than in 2011.

        Travel and entertainment costs increased in 2012 due to increased travel by our employees associated with providing technical support services. The increase in depreciation reflects the build-out and utilization of new data servers during 2012 and 2011, and increased maintenance contract costs in 2012.

Cost of Non-Recurring Revenues

	Fiscal Years
	2013	Change	2012	Change	2011
	(in thousands, except percentages)
Stock-based compensation expense	$3,253	$2,017	$1,236	$(78)	$1,314
All other cost of non-recurring revenues	$36,791	$(5,478)	$42,269	$3,960	$38,309
Percent of total non-recurring revenues	111%		124%		110%
Total cost of non-recurring revenues	$40,044	$(3,461)	$43,505	$3,882	$39,623
Percent of total non-recurring revenues	121%		127%		114%

        Cost of non-recurring revenues consists of expenses associated with professional services and other fees, and perpetual license fees. Costs associated with professional services and other revenue consists primarily of personnel related costs associated with the professional services organization in providing consulting, custom report writing and data conversion from clients' previous systems. Costs associated with perpetual license fees consists primarily of royalties and other fees paid to third parties, the fixed direct labor and third party costs involved in producing and distributing our software, and cost of product media including duplication, manuals and packaging materials. Also included are direct costs associated with third-party consultants.

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

        Cost of non-recurring revenues changed due to the following (in thousands):

	Change From 2012 to 2013	Change From 2011 to 2012
(Decreased) increased payroll and related	$(2,393)	$1,142
(Decreased) increased outside contractors	(1,335)	259
Decreased travel and entertainment	(1,248)	(245)
(Decreased) increased cost related to term license implementations deferral	(256)	2,712
Decreased outside services	(213)	(603)
Increased (decreased) stock-based compensation	2,017	(78)
Increased (decreased) marketing	370	(140)
Increased allocation-in of facility and infrastructure expenses	126	539
Various other items	(529)	296

Total change	$(3,461)	$3,882

        The decrease in 2013 primarily reflects a decrease in payroll and related costs which reflects lower salary and bonus expenses from less headcount as a result of the 2012 re-organization plan, decreased utilization of third-party contractors, decreased travel and entertainment costs due to less travel activity by consultants, changes in deferred professional service costs as projects are started and completed, and classification of certain costs of our professional services team into cost of recurring and product development. Certain professional services resources were redeployed to our cost of recurring or product development groups in 2013 and, as a result, their associated costs are now classified in cost of recurring or product development effective January 1, 2013. These decreases were partially offset by an increase in stock-based compensation expense associated with the equity award modification and increases in marketing costs for our annual client conference, which was held in San Francisco in 2013.

        The overall cost increase in 2012 primarily reflects a decrease in the net deferral of professional service costs as a result of more projects completed than commenced during 2012. Additionally, payroll and related expenses and outside contractor usage increased during 2012 to support implementation projects. Consistent with the increase in headcount, the allocation of facility and infrastructure expenses also increased.

        The term license deferral increased/(decreased) professional services costs for the following periods presented as follows (in thousands):

	Fiscal Years
	2013	2012	2011
Professional services costs	$(1,082)	$(826)	$(3,538)
Change over prior year	$(256)	$2,712

        In 2013, relatively more projects were ongoing as compared to the same period last year, resulting in the increase in net term license implementation deferral associated with in-process term license implementations.

        Gross margins for non-recurring revenues were (21)%, (27)% and (14)% during 2013, 2012 and 2011, respectively. The improvement in gross margin during 2013 was primarily due to higher billable utilization of professional services consultants partially offset by the incremental stock-based compensation expense associated with our modification of outstanding equity awards. The decrease in gross margin in 2012 was primarily due to lower billable utilization of professional services consultants and service concessions.

Amortization of Developed Technology

	Fiscal Years
	2013	2012	2011
	(in thousands, except percentages)
Amortization of developed technology	$9,087	$10,258	$8,820
Percent of total net revenues	2%	3%	3%
Change over prior year	$(1,171)	$1,438
Percent change over prior year	(11)%	16%

        Amortization of developed technology represents amortization of acquisition-related intangibles and capitalized software development costs. The decrease during 2013 resulted from decreased amortization from other developed technology assets that were fully amortized during 2012 and 2013, which were partially offset by additional amortization from software development costs capitalized during 2012 and 2013.

        The increase in 2012 resulted from additional amortization from technology related intangible assets associated with Syncova and Black Diamond which we acquired in February 2011 and June 2011, respectively, and additional amortization from software development costs capitalized during 2011 and 2012, which were partially offset by decreased amortization from other developed technology assets that fully amortized during 2011 and 2012.

OPERATING EXPENSES

Sales and Marketing

	Fiscal Years
	2013	Change	2012	Change	2011
	(in thousands, except percentages)
Stock-based compensation expense	$13,265	$6,100	$7,165	$860	$6,305
All other sales and marketing	$65,800	$(1,723)	$67,523	$(979)	$68,502
Percent of total net revenues	17%		19%		21%
Sales and marketing	$79,065	$4,377	$74,688	$(119)	$74,807
Percent of total net revenues	21%		21%		23%

        Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars.

        Sales and marketing expense changed due to the following (in thousands):

	Change From 2012 to 2013	Change From 2011 to 2012
Increased stock-based compensation	$6,100	$860
Increased (decreased) marketing	555	(20)
Increased (decreased) allocation-in of facility and infrastructure expenses	342	(252)
Increased (decreased) travel and entertainment	341	(740)
(Decreased) increased payroll and related	(3,048)	351
Various other items	87	(318)

Total change	$4,377	$(119)

        The increase in total sales and marketing expenses in absolute dollars in 2013 was primarily due to the increase in stock-based compensation expense associated with the equity award modification. Marketing expenses in 2013 also increased as a result of our rebranding. These increases were partially offset by lower payroll and related expenses resulting from reduced headcount due to the re-organization plan that was approved in October 2012. Headcount decreased to 187 at December 31, 2013 from 211 at December 31, 2012.

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

Product Development

	Fiscal Years
	2013	Change	2012	Change	2011
	(in thousands, except percentages)
Stock-based compensation expense	$8,863	$3,042	$5,821	$683	$5,138
All other product development	$60,855	$(338)	$61,193	$8,770	$52,423
Percent of total net revenues	16%		17%		16%
Product development	$69,718	$2,704	$67,014	$9,453	$57,561
Percent of total net revenues	18%		19%		18%

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

        We invested 18%, 19% and 18% of our revenues in product development during 2013, 2012 and 2011, respectively. Product development expenses changed due to the following (in thousands):

	Change From 2012 to 2013	Change From 2011 to 2012
Increased stock-based compensation	$3,042	$683
Increased outside services	990	1,132
Increased allocation-in of facility and infrastructure expenses	865	1,007
Decreased capitalization of software development	142	221
Increased capitalization of internal use software	(1,461)	—
(Decreased) increased payroll and related	(1,231)	6,211
Various other items	357	199

Total change	$2,704	$9,453

        The increase in total product development expenses during fiscal 2013 was primarily due to an increase in stock-based compensation costs associated with our equity award modification in 2013 and an increase in outside services costs. Additionally, we allocate facility and infrastructure expenses based on headcount and, in 2013 we allocated more of these costs to our product development department as relative headcount in other departments decreased more than product development headcount decreased. These increases were partially offset by an increase in capitalized costs associated with the timing of our product releases resulting in more costs being capitalized during fiscal 2013 and decrease in payroll and related costs due to less headcount from the October 2012 re-organization plan.

        The increases in product development expenses during fiscal 2012 were primarily due to increases in payroll and related costs resulting from headcount additions from acquisitions as well as to help continue the enhancement of our existing product suite including new versions of Geneva, APX, Axys, Moxy, Advent Rules Manager, Advent Revenue Center, Partner and Tamale RMS. Headcount increased to 337 at December 31, 2012 from 323 at December 31, 2011. Consequently, we allocated more facility and infrastructure costs in 2012 to our product development department as a result of the increased headcount. Effective January 1, 2012, we changed the classification of costs for certain members of our product management team to our product development group, as the roles of these individuals were more aligned with our product development efforts in 2012. This change contributed to the increases in headcount and associated payroll expenses in our product development group, as well as the increase of overall product development expense. Total product development expenses increased as a percentage of revenue to 19% in 2012 from 18% in 2011 as a result of these changes.

General and Administrative

	Fiscal Years
	2013	Change	2012	Change	2011
	(in thousands, except percentages)
Stock-based compensation expense	$19,307	$15,133	$4,174	$(53)	$4,227
All other general and administrative expense	$35,430	$1,841	$33,589	$776	$32,813
Percent of total net revenues	9%		9%		10%
General and administrative	$54,737	$16,974	$37,763	$723	$37,040
Percent of total net revenues	14%		11%		11%

        General and administrative expenses consist primarily of personnel costs for information technology, finance, administration, operations and general management, as well as legal and accounting expenses.

        General and administrative expenses changed due to the following (in thousands):

	Change From 2012 to 2013	Change From 2011 to 2012
Increased (decreased) stock-based compensation	$15,133	$(53)
Increased computers and telecom	1,448	698
Increased payroll and related	1,234	688
Increased outside services	1,056	272
Increased (decreased) outside contractors	660	(114)
Increased transaction-related	565	—
Increased depreciation	255	662
Increased facilities	22	897
Increased allocation-out of facility and infrastructure expenses	(2,798)	(2,504)
Various other items	(601)	177

Total change	$16,974	$723

        The increase in total general and administrative expenses in 2013 was primarily due to increased stock-based compensation expense resulting from the equity award modification in 2013. As the compensation of our directors and several of our executive management team members are included in general and administrative expenses, approximately 40%, or $19.3 million, of the total $48.2 million of stock compensation expense incurred in 2013 was included in general and administrative. The increase was also due to an increase in computers and telecom in 2013 due to more maintenance contracts and costs, increased payroll and related expenses resulting from higher bonuses, increased outside services and outside contractor costs and to a lesser extent, increased transaction related fees of $0.6 million associated with the secondary offering of our common stock by a selling shareholder in 2013. These increases were partially offset by an increase in the allocation-out of corporate expenses to other departments. Corporate expenses, such as facility and information costs, are initially recognized in our general and administrative department and then allocated out to other departments based on relative headcount. As our facility costs increased and headcount in our other departments grew at a higher rate than our general and administrative department, we allocated-out more facility and information technology costs to our general and administrative department in 2013.

        The increase in general and administrative expenses in 2012 was primarily due to increases in facility and information technology costs, depreciation, payroll and related, and outside services, partially offset by the increase in the allocation-out of corporate expenses to other departments. The increase in facility costs was primarily associated with additional rent expense related to a new office in Jacksonville, Florida for our Black Diamond personnel and new offices in London and New Rochelle, New York. The increase in computers and telecom in 2012 was due to an increase in maintenance contract costs and telephone costs related to the increase in headcount from our acquisitions. Depreciation increased due to leasehold improvement additions related to new facilities in Jacksonville, New Rochelle and London. The increase in payroll and related costs during 2012 was primarily due to an increase in headcount from our Syncova and Black Diamond acquisitions in 2011. These increases were partially offset by the increase in the allocation-out of corporate expenses to other departments. Corporate expenses, such as facility and information costs, are initially recognized in our general and administrative department and then allocated out to other departments based on headcount. As our facility costs increased and headcount in our other departments grew at a higher rate than our general and administrative department, we allocated-out more facility and information technology costs during 2012 when compared to 2011.

Amortization of Other Intangibles

	Fiscal Years
	2013	2012	2011
	(in thousands, except percentages)
Amortization of other intangibles	$3,775	$3,825	$2,807
Percent of total net revenues	1%	1%	1%
Change over prior year	$(50)	$1,018
Percent change over prior year	(1)%	36%

        Other intangibles represent amortization of non-technology related to acquired intangible assets. The decrease in amortization during 2013 was primarily due to certain assets fully amortizing during the period, partially offset by amortization from new asset additions. The increase in amortization during 2012 resulted from increased amortization from intangible assets associated with Syncova and Black Diamond which we acquired in February 2011 and June 2011, respectively.

Recapitalization costs

	Fiscal Years
	2013	2012	2011
	(in thousands, except percentages)
Recapitalization costs	$6,041	$—	$—
Percent of total net revenues	2%	0%	0%
Change over prior year	$6,041	$—

        During 2013, in conjunction with the dividend recapitalization as described in the "Overview" section above, we incurred a total of $6.0 million in operating expenses related to financial advisory, legal, and valuation fees. No similar charges were incurred in 2012 and 2011.

Restructuring Charges

	Fiscal Years
	2013	2012	2011
	(in thousands, except percentages)
Restructuring charges	$3,770	$3,634	$696
Percent of total net revenues	1%	1%	0%
Change over prior year	$136	$2,938
Percent change over prior year	4%	422%

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

        In October 2012, we approved a re-organization plan to align strategy and function, reduce operating costs and improve profitability. As a result, we recorded restructuring charges of $3.6 million in both 2013 and 2012, or $7.2 million in total recognized costs for employee termination benefits associated with this workforce reduction. This restructuring was substantially complete as of December 31, 2013.

        During 2011, we recorded a restructuring charge of $0.7 million which primarily related to the severance and benefit costs associated with a reduction-in-force and the present value amortization of facility exit obligations, partially offset by adjustments to other facility exit assumptions.

        For additional analysis of the components of the payments and charges made against the restructuring accrual in fiscal 2013, 2012, and 2011, see Note 9, "Restructuring Charges" to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Interest Expense

	Fiscal Years
	2013	2012	2011
	(in thousands, except percentages)
Interest expense	$(7,285)	$(1,973)	$(188)
Percent of total net revenues	(2)%	(1)%	0%
Change over prior year	$(5,312)	$(1,785)
Percent change over prior year	269%	949%

        Interest expense increased in 2013 primarily as a result of additional borrowings on long-term debt of $375.0 million, partially offset by $165.0 million in repayments during 2013, increasing our outstanding debt balance to $305.0 million at December 31, 2013 from $95.0 million at December 31, 2012; and amortization of debt issuance costs associated with our new debt agreement executed in the second quarter of 2013. The increase in interest expense of $1.8 million during 2012 resulted from a full year of debt issuance cost amortization and interest costs associated with $50 million in borrowings in November 2011 and, to a lesser extent, interest costs associated with an additional draw down of $50.0 million in November 2012.

Interest Income and Other Expense, net

	Fiscal Years
	2013	2012	2011
	(in thousands, except percentages)
Interest income and other expense, net	$72	$353	$(555)
Percent of total net revenues	0%	0%	0%
Change over prior year	$(281)	$908
Percent change over prior year	(80)%	(164)%

        Interest income and other expense, net consists of interest income, realized gains and losses on investments, and foreign currency gains and losses.

        Interest income and other expense, net changed due to the following (in thousands):

	Change From 2012 to 2013	Change From 2011 to 2012
Impact of foreign exchange	$(375)	$909
Increase in interest income	95	38
Various other items	(1)	(39)

Total change	$(281)	$908

        The change in impact of foreign exchange of $(0.4) million in 2013 and $0.9 million in 2012 was primarily due to net gains and losses from translation of non-U.S. dollar denominated balances.

Loss on Equity Investments, net

	Fiscal Years
	2013	2012	2011
	(in thousands, except percentages)
Loss on equity investments, net	$—	$—	$(500)
Percent of total net revenues	0%	0%	0%
Change over prior year	$—	$500
Percent change over prior year	N/A	(100)%

        We had no equity investments in 2013 and 2012. Loss on equity investments of $0.5 million in 2011 reflects the write-off of the remaining investment in a privately held company.

Provision For Income Taxes

	Fiscal Years
	2013	2012	2011
	(in thousands, except percentages)
Provision for income taxes	$10,167	$17,328	$12,991
Effective tax rate	26%	36%	31%

        Our 2013 effective tax rate differs from the statutory rate primarily due to the favorable effects of Federal and state research credits and the benefit of Section 199 Domestic Production Activities Deduction. The decrease in effective tax rate in 2013 from 2012 was primarily due to retroactive extension of the federal research credit, which was effective in 2013 after having expired at the end of

2011. The tax benefit of the 2012 and 2013 federal research credits are recognized in the 2013 effective tax rate, resulting in the lower 2013 effective tax rate.

        We continue to maintain a valuation allowance against deferred tax assets relating to investment reserves and capital losses because the likelihood of their realization is not more likely than not.

        We expect our effective tax rate for fiscal 2014 to be in the range of 35% to 40% of income before taxes. Additionally, we expect our cash payments for federal income taxes to be at approximately 20% of taxable income in 2014 as we utilize net operating losses and credit carryforwards to reduce our cash taxes down to the Alternative Minimum Tax rate.

Discontinued Operation

	Fiscal Years
	2013	2012	2011
	(in thousands, except percentages)
Net revenues	$—	$—	$—
Income from operation of discontinued operation (net of applicable taxes of $34, $126 and $(82), respectively)	$50	$184	$114
Gain on disposal of discontinued operation (net of applicable taxes of $0, $0 and $1,279, respectively)	—	—	1,725

Net income from discontinued operation	$50	$184	$1,839
Change over prior year	$(134)	$(1,655)
Percent change over prior year	(73)%	(90)%

        In 2011, we recorded a gain of $1.7 million upon release of funds from escrow related to the sale of our MicroEdge subsidiary in 2009.

Liquidity and Capital Resources

Cash, Cash Equivalents, Marketable Securities and Cash Flows

        The following is a summary of our cash, cash equivalents and marketable securities (in thousands):

	December 31
	2013	2012
Cash and cash equivalents	$33,828	$58,217
Short-term and long-term marketable securities	$—	$172,744

        Cash and cash equivalents and short-term and long-term marketable securities primarily consist of money market mutual funds, U.S. government and U.S. Government Sponsored Entities (GSEs), foreign debt securities and high credit quality corporate debt securities. Cash and cash equivalents are comprised of highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase. Our short-term and long-term marketable securities were classified as available-for-sale, with long-term investments having a maturity date greater than one year from the end of the period. During 2013, cash, cash equivalents and marketable securities balances decreased $197.1 million as funds were used to pay dividends of $470.1 million and repurchase shares of Advent's common stock of $41.3 million, in conjunction with proceeds from net borrowings on long-term debt of $210.0 million and cash provided by operating activities of $98.6 million.

        The table below, for the periods indicated, provides selected consolidated cash flow information (in thousands):

	Fiscal Years
	2013	2012	2011
Net cash provided by operating activities from continuing operations	$98,564	$86,620	$83,184
Net cash provided by (used in) investing activities from continuing operations	$163,145	$(111,517)	$(112,510)
Net cash (used in) provided by financing activities from continuing operations	$(285,682)	$17,848	$11,144
Net cash used in operating activities from discontinued operation	$(375)	$(561)	$(1,349)
Net cash provided by investing activities from discontinued operation	$—	$—	$3,004

  Cash Flows from Operating Activities for Continuing Operations

        Our cash flows from operating activities for continuing operations represent the most significant source of funding for our operations. Our cash provided by operating activities generally follows the trend in our net revenues, operating results and bookings. The major uses of our operating cash include funding payroll (salaries, commissions, bonuses and benefits), general operating expenses (marketing, travel, computer and telecom, legal and professional expenses, and office rent), cost of revenues and interest from debt service.

        Our cash provided by operating activities from continuing operations of $98.6 million during fiscal 2013 was primarily the result of our net income plus non-cash charges including stock-based compensation, and depreciation and amortization. Cash flows resulting from changes in assets and liabilities include an increase in deferred revenue, and decreases in accounts receivable, accrued liabilities and income taxes payable. The increase in deferred revenue reflects additional billings associated with recent bookings, customer renewals and the deferral of professional services revenue. Days' sales outstanding were 56 days during fiscal 2013 compared to 62 days in 2012. Accrued liabilities increased primarily as a result of accrued dividend equivalent payments on restricted stock units (RSUs) in connection with the equity modification associated with the Special Dividend. Income taxes payable decreased as a result of the timing of tax payments during 2013. Other changes in assets and liabilities included a decrease in accounts payable and an increase in prepaid and other assets. Additionally, we paid $5.6 million during 2013 to option, SAR and RSU holders in connection with the equity award modification.

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

        We expect that cash provided by operating activities for continuing operations may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, new term license bookings that increase deferred revenue, collection of accounts receivable, payment of federal income taxes and timing of payments. We expect operating cash flow to increase and be between $105 million to $115 million for fiscal 2014, representing a 7% to 17% increase over 2013.

  Cash Flows from Investing Activities for Continuing Operations

        Net cash provided by investing activities from continuing operations was $163.1 million during 2013. The increase in investing cash flows of $274.7 million over 2012 primarily reflects net sales and maturities of marketable securities of $170.8 million in 2013 compared to net purchases of $102.4 million in 2012. Proceeds from the sales and maturities of marketable securities were used to partially finance the Special Dividend of $470.1 million that was paid in July 2013.

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

        We expect capital expenditures to be between $8 million to $11 million for fiscal 2014, which includes our normal rate of capital expenditure plus an additional investment for technology investments to improve productivity, efficiency and client experience, and further build out of our Beijing and Jacksonville offices.

  Cash Flows from Financing Activities for Continuing Operations

        Net cash used in financing activities for continuing operations during 2013 was $285.7 million. The increased use of financing cash flows of $303.5 million over 2012 primarily reflects the payment of the Special Dividend of $470.1 million, debt issuance costs of $5.7 million associated with our restated credit agreement and increased payments of $6.3 million to satisfy withholding taxes on equity awards that are net settled. These cash outflows were partially offset by increased cash inflows during 2013 from net debt proceeds of $165.0 million to help fund our Special Dividend and proceeds from stock option exercises and employee stock purchase plan purchases totaling $14.0 million. Additionally, we repurchased $41.3 million of our common stock in both 2013 and 2012.

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

  Cash Flows from Operating Activities for Discontinued Operation

        Net cash used in operating activities from discontinued operation of $0.4 million in 2013 and $0.6 million in 2012 primarily reflects a decrease in accrued restructuring liabilities related to cash payments of its facility lease.

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

  Cash Flows from Investing Activities for Discontinued Operation

        Net cash provided by investing activities for discontinued operation of $3.0 million in 2011 reflects cash received from the release of proceeds held in escrow in connection with the sale of MicroEdge in 2009.

Working Capital and Stockholders' (Deficit) Equity

        As of December 31, 2013, our continuing operations had negative working capital of $(105.5) million, compared to working capital of $43.0 million at December 31, 2012. The decrease in our working capital of $148.5 million during 2013 was primarily due to payment of the Special Dividend of $470.1 million in July 2013, repurchase of Advent common stock of $41.3 million in August 2013, total capital expenditures of $7.6 million and payment of withholding taxes related to equity award net share settlement at $11.8 million; partially offset by debt borrowings net of repayment of $210.0 million, the generation of operating cash flow of $98.6 million, the sale of $61.6 million of long-term marketable securities; and proceeds from employee stock option exercises and ESPP totaling $25.8 million. Our negative working capital at December 31, 2013 includes approximately $186.1 million of short-term deferred revenues, which represent invoiced bookings not yet recognized as revenue. Generally, deferred revenues do not require cash settlement. Instead, these represent revenue to recognize upon fulfillment of an obligation to customers. The cash costs incurred in fulfilling the obligation are a fraction of the amount of deferred revenue and are evidenced by the Company's recurring revenue gross margins of approximately 80% during 2013 and 2012. Additionally we have backlog, revenue from binding contracts not yet invoiced and not in deferred revenue, of $165.4 million at December 31, 2013. As a result, we do not believe that our negative working capital balance reflects an inability to service our obligations over the next 12 months.

        As of December 31, 2013, our cash and cash equivalents totaled $33.8 million. We have additional borrowing capacity under our credit facility, as well as future cash flows generated by operating activities, to fund our working capital needs.

        After declaring the Special Dividend of $470.1 million in June 2013, there remains a stockholders deficit balance of $(111.8) million on our balance sheet as of December 31, 2013, compared to stockholders equity of $309.9 million at December 31, 2012. Despite the stockholders deficit balance at December 31, 2013, we believe the Company is solvent as our cash balances, cash generated from operations and availability under our debt agreement will be sufficient to satisfy our working capital needs, capital expenditures, and interest and repayment of debt principal for the next 12 to 24 months.

Term Loan and Revolving Credit Facility

        On June 12, 2013, we entered into a Restated Credit Agreement. The Restated Credit Agreement amends and restates our existing Credit Agreement, dated November 30, 2011. The Restated Credit Agreement provides for (i) a $225 million term loan facility and (ii) a $200 million revolving credit facility, with a $25 million letter of credit sublimit and a $10 million swingline loan sublimit. We may request revolving loans, swingline loans or the issuance of letters of credit until June 12, 2018, subject to demonstrating pro forma compliance with the financial covenant requirement under the Restated Credit Agreement. We may prepay the term loans and revolving loans at any time without penalty. The Restated Credit Agreement also contains an incremental facility permitting Advent, subject to certain requirements, to arrange with the Lenders and/or new lenders for up to an aggregate of $75 million in additional commitments, which commitments may be for revolving loans or term loans. The proceeds of the revolving loans and term loans made under the Restated Credit Agreement may be used for general corporate purposes, including to finance dividends, repurchase common stock, finance acquisitions, or to finance other investments.

        At December 31, 2013, we had a total debt balance of $305.0 million under our Restated Credit Agreement, of which $90.0 million was under our revolving credit facility, and at December 31, 2012, had $95.0 million under our former Credit Agreement. We were in compliance with all covenants associated with our Restated Credit Agreement as of December 31, 2013 as follows:

Covenant	Covenant Requirement	Ratio Calculation as of December 31, 2013
Leverage ratio(1)	Maximum 4.0x	2.8x
Interest coverage ratio(2)	Minimum 2.5x	15.1x

(1)
Calculated as the ratio of total debt to EBITDA, as defined by the Restated Credit Agreement, for the period of four consecutive fiscal quarters on the measurement date. At June 30, 2014, the leverage ratio covenant requirement will lower to a maximum of 3.75x.

(2)
Calculated as the ratio of EBITDA to interest expense, as defined by the Restated Credit Agreement, for the period of four consecutive fiscal quarters on the measurement date.

Common Stock Repurchases

        Refer to Note 15 "Common Stock Repurchase Programs" to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for a discussion of our common stock repurchase programs.

Off-Balance Sheet Arrangements and Contractual Obligations

        The following table summarizes our contractual cash obligations as of December 31, 2013 (in thousands):

	Fiscal Years
	2014	2015	2016	2017	2018	Thereafter	Total
Operating lease obligations, net of sub-lease income	$10,068	$9,591	$7,943	$4,169	$3,631	$18,418	$53,820
Debt*	20,000	20,000	20,000	20,000	225,000	—	305,000

Total	$30,068	$29,591	$27,943	$24,169	$228,631	$18,418	$358,820

*
Excludes interest payments on our variable rate debt as amounts are uncertain. Refer to Note 10 "Debt" to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for information about the terms of our debt.

        As of December 31, 2013, the principal outstanding balance under our Restated Credit Agreement was $305.0 million, which is due in full no later than June 12, 2018. Our Restated Credit Agreement includes covenants requiring us to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. As of December 31, 2013, we were in compliance with all of our covenants. We believe maintaining compliance with these covenants will not restrict our ability to execute our business plan in the coming fiscal year.

        At December 31, 2013, we had a gross liability of $14.7 million for uncertain tax positions. If recognized, the impact on our statement of operations would be to decrease our income tax expense and increase our net income by $12.1 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of the federal tax benefit of state income tax items. Since almost all of this liability relates to reserves against deferred tax assets that we do not expect to utilize in the short term, we cannot estimate the timing of potential future cash settlements and have not included any estimates in the table of contractual cash obligations above. We expect our cash payments for federal income taxes will be 20% or less of taxable income through 2014 as we have significant net operating losses and tax credit carryforwards to utilize.

        At December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

        The Company has reviewed its needs in the United States for possible repatriation of undistributed earnings or cash of its non-U.S. subsidiaries. The Company presently intends to continue to invest indefinitely all earnings and cash outside of the United States of all non-U.S. subsidiaries to fund investments or meet working capital and property, plant and equipment requirements in those locations. At December 31, 2013, we had approximately $9.3 million of cash in our non-U.S. subsidiaries.

Recent Accounting Pronouncements

        With the exception of the pronouncements included in Note 1, "Basis of Presentation" to the accompanying consolidated financial statements, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2013, that are of significance, or potential significance, to our consolidated financial statements

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        In the normal course of business, we are exposed to financial market risks, including changes in interest rates on outstanding debt and changes in foreign currency exchange rates on non-U.S. dollar denominated assets and liabilities. The Company regularly assesses these risks and has established policies and business practices to protect against the adverse effects of these and other potential exposures.

Foreign Currency Exchange Rate Risk

        The Company transacts in various foreign currencies and offsets the risks associated with the effects of certain foreign currency exposures by entering into foreign currency forward contracts with financial institutions. These forward contracts are not designated as hedging instruments, nor are they for trading or speculative purposes. Foreign currency exposures typically arise from sales on account to customers that are denominated in currencies such as the Euro, Swedish Krona, British Pound, South African Rand and Norwegian Kroner

        We recognize gains and losses on these contracts, as well as related costs, in "Interest and other income (expense), net" on the accompanying consolidated statements of operations along with the gains and losses of the related hedged items. We record the fair value of derivative instruments as either "Prepaid expenses and other" or "Accrued liabilities" on the accompanying consolidated balance sheets based on current market rates.

        At December 31, 2013 and 2012, net derivative (liabilities) assets associated with the forward contracts of approximately $0 and $(27,000), respectively, were included in "Prepaid expenses and other" or "Accrued liabilities" in the accompanying consolidated balance sheets. The effect of the derivative financial instruments on the consolidated statements of operations for fiscal 2013 and 2012 was to increase foreign exchange gains by approximately $34,000 and reduce foreign exchange gains by approximately $51,000, respectively, which reflects net realized and unrealized gains and losses related to our derivative financial instruments.

        As of December 31, 2013, we had no outstanding foreign currency forward contracts.

Interest Expense Risk

        We have interest rate risk relating to debt and associated interest expense under our Restated Credit Agreement, which is indexed to JPMorgan Chase Bank, N.A.'s prime rate, federal funds rate or LIBOR. At any time, a rise in interest rates could have a material adverse impact on our earnings and cash flows. Conversely, a decrease in interest rates could result in a material increase in earnings and cash flows. We estimate that a hypothetical plus or minus of 100 BPS would increase or decrease, respectively, our interest expense and cash flows by approximately $3.1 million on an annual basis, based on our $305.0 million debt balance at December 31, 2013.

        The revolving loans and term loans bear interest, at our option, at the alternate base rate plus a margin of 0.25% to 1.25% or an adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 1.25% to 2.25%, in each case with such margin being determined based on the consolidated leverage ratio for the preceding four fiscal quarter period. The "alternate base rate" means the highest of (i) the Agent's prime rate, (ii) the federal funds rate plus a margin equal to 0.50% and (iii) the adjusted LIBOR rate for a one-month interest period plus a margin equal to 1.00%. Swingline loans accrue interest at a per annum rate based on the alternate base rate plus the applicable margin for alternate base rate loans. We are also obligated to pay other customary closing fees, arrangement fees, administration fees, commitment fees and letter of credit fees for a credit facility of this size and type.

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

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on management's assessment using the COSO criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

/s/ DAVID PETER HESS David Peter Hess Chief Executive Officer, President and Director (Principal Executive Officer)	/s/ JAMES S. COX James S. Cox Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Advent Software, Inc.,

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders' (deficit) equity and cash flows present fairly, in all material respects, the financial position of Advent Software, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 25, 2014

ADVENT SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$33,828	$58,217
Short-term marketable securities	—	111,192
Accounts receivable, net of allowance for doubtful accounts of $231 and $110, respectively	58,717	61,069
Deferred taxes, current	24,898	18,934
Prepaid expenses and other	30,114	25,868
Current assets of discontinued operation	100	88

Total current assets	147,657	275,368
Property and equipment, net	31,698	37,269
Goodwill	207,818	206,932
Other intangibles, net	27,392	38,205
Long-term marketable securities	—	61,552
Deferred taxes, long-term	23,020	24,524
Other assets	17,372	12,994
Noncurrent assets of discontinued operation	1,337	1,609

Total assets	$456,294	$658,453

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$5,348	$5,190
Accrued liabilities	41,625	37,096
Deferred revenues	186,107	174,388
Income taxes payable	—	5,593
Current portion of long-term debt	20,000	10,000
Current liabilities of discontinued operation	600	262

Total current liabilities	253,680	232,529
Deferred revenues, long-term	7,809	8,787
Long-term income taxes payable	7,667	5,335
Long-term debt	285,000	85,000
Other long-term liabilities	11,171	13,139
Noncurrent liabilities of discontinued operation	2,782	3,804

Total liabilities	568,109	348,594

Commitments and contingencies (See Note 12)
Stockholders' (deficit) equity:
Preferred stock; $0.01 par value: 2,000 shares authorized; none issued	—	—
Common stock; $0.01 par value: 120,000 shares authorized; 51,258 and 50,457 shares issued and outstanding	513	505
Additional paid-in capital	42,533	453,585
Accumulated deficit	(165,870)	(154,261)
Accumulated other comprehensive income	11,009	10,030

Total stockholders' (deficit) equity	(111,815)	309,859

Total liabilities and stockholders' (deficit) equity	$456,294	$658,453

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31
	2013	2012	2011
Net revenues:
Recurring revenues	$349,881	$324,627	$291,486
Non-recurring revenues	33,078	34,192	34,762

Total net revenues	382,959	358,819	326,248
Cost of revenues:
Recurring revenues	70,590	68,953	62,329
Non-recurring revenues	40,044	43,505	39,623
Amortization of developed technology	9,087	10,258	8,820

Total cost of revenues	119,721	122,716	110,772

Gross margin	263,238	236,103	215,476
Operating expenses:
Sales and marketing	79,065	74,688	74,807
Product development	69,718	67,014	57,561
General and administrative	54,737	37,763	37,040
Amortization of other intangibles	3,775	3,825	2,807
Recapitalization costs	6,041	—	—
Restructuring charges	3,770	3,634	696

Total operating expenses	217,106	186,924	172,911

Income from continuing operations	46,132	49,179	42,565
Interest expense	(7,285)	(1,973)	(188)
Interest income and other expense, net	72	353	(555)
Loss on equity investments, net	—	—	(500)

Income from continuing operations before income taxes	38,919	47,559	41,322
Provision for income taxes	10,167	17,328	12,991

Net income from continuing operations	$28,752	$30,231	$28,331
Discontinued operation:
Net income from discontinued operation (net of applicable taxes of $34, $126 and $1,197, respectively)	50	184	1,839

Net income	$28,802	$30,415	$30,170

Basic net income per share:
Continuing operations	$0.56	$0.60	$0.55
Discontinued operation	—	—	0.04

Total operations	$0.56	$0.60	$0.58

Diluted net income per share:
Continuing operations	$0.54	$0.58	$0.52
Discontinued operation	—	—	0.03

Total operations	$0.54	$0.58	$0.56

Weighted average shares used to compute basic and diluted net income per share
Basic	51,207	50,614	51,797
Diluted	53,378	52,425	54,085

The accompanying notes are an integral part of these consolidated financial statements.
Net income per share is based on actual calculated values and totals may not sum due to rounding.

ADVENT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31
	2013	2012	2011
Net income	$28,802	$30,415	$30,170
Other comprehensive income (loss), net of taxes
Foreign currency translation	970	3,156	(1,725)
Unrealized gain (loss) on marketable securities (net of applicable taxes of $(20), $(11) and $(5), respectively)	9	4	(20)

Total other comprehensive income (loss), net of taxes	979	3,160	(1,745)

Total comprehensive income	$29,781	$33,575	$28,425

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

(In thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity (Deficit)
	Shares	Amount
Balances, December 31, 2010	51,974	$520	$411,600	$(146,887)	$8,615	$273,848
Stock-based award activity	993	10	1,404	—	—	1,414
Common stock repurchased and retired	(2,243)	(23)	(14,223)	(37,336)	—	(51,582)
Common stock issued under employee stock purchase plan	273	3	6,155	—	—	6,158
Stock-based compensation	—	—	19,371	—	—	19,371
Tax shortfall from exercise of stock options	—	—	(1,628)	—	—	(1,628)
Tax benefit from exercise of stock options	—	—	7,055	—	—	7,055
Net income	—	—	—	30,170	—	30,170
Unrealized loss on marketable securities	—	—	—	—	(20)	(20)
Foreign currency translation adjustments	—	—	—	—	(1,725)	(1,725)

Balances, December 31, 2011	50,997	$510	$429,734	$(154,053)	$6,870	$283,061

Stock-based award activity	786	8	(331)	—	—	(323)
Common stock repurchased and retired	(1,651)	(16)	(10,636)	(30,623)	—	(41,275)
Common stock issued under employee stock purchase plan	325	3	6,658	—	—	6,661
Stock-based compensation	—	—	21,047	—	—	21,047
Tax shortfall from exercise of stock options	—	—	(672)	—	—	(672)
Tax benefit from exercise of stock options	—	—	7,785	—	—	7,785
Net income	—	—	—	30,415	—	30,415
Unrealized gain on marketable securities	—	—	—	—	4	4
Foreign currency translation adjustments	—	—	—	—	3,156	3,156

Balances, December 31, 2012	50,457	$505	$453,585	$(154,261)	$10,030	$309,859

Stock-based award activity	2,118	21	7,641	—	—	7,662
Common stock repurchased and retired	(1,600)	(16)	(829)	(40,411)	—	(41,256)
Common stock issued under employee stock purchase plan	283	3	6,290	—	—	6,293
Stock-based compensation	—	—	39,624	—	—	39,624
Tax shortfall from exercise of stock options	—	—	(1,122)	—	—	(1,122)
Tax benefit from exercise of stock options	—	—	7,477	—	—	7,477
Cash dividends declared on common stock	—	—	(470,133)	—	—	(470,133)
Net income	—	—	—	28,802	—	28,802
Unrealized gain on marketable securities	—	—	—	—	9	9
Foreign currency translation adjustments	—	—	—	—	970	970

Balances, December 31, 2013	51,258	$513	$42,533	$(165,870)	$11,009	$(111,815)

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31
	2013	2012	2011
Cash flows from operating activities:
Net income	$28,802	$30,415	$30,170
Adjustment to net income for discontinued operation net income	(50)	(184)	(1,839)

Net income from continuing operations	$28,752	$30,231	$28,331
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Stock-based compensation	48,179	20,801	19,138
Excess tax benefit from stock-based compensation	(7,477)	(7,785)	(7,055)
Depreciation and amortization	24,393	25,879	22,632
Amortization of debt issuance costs	947	381	32
Provision for doubtful accounts	278	403	230
(Reduction of) provision for sales return reserves	(306)	1,154	(187)
Non-cash impairment loss	—	—	500
Deferred income taxes	4,589	5,230	4,700
Other	29	(252)	71
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	2,074	575	(10,198)
Prepaid and other assets	(1,762)	822	(6,977)
Accounts payable	27	(5,368)	3,734
Accrued liabilities	(6,089)	(2,055)	3,069
Deferred revenues	11,047	7,151	18,560
Income taxes payable	(6,117)	9,453	6,604

Net cash provided by operating activities from continuing operations	98,564	86,620	83,184

Cash flows from investing activities:
Cash used in acquisitions, net of cash acquired	—	(700)	(97,092)
Purchases of property and equipment	(5,616)	(6,369)	(11,252)
Capitalized software development costs	(1,995)	(2,137)	(2,358)
Purchases of marketable securities	(57,863)	(220,994)	(89,236)
Sales and maturities of marketable securities	228,619	118,588	87,428
Change in restricted cash	—	95	—

Net cash provided by (used in) investing activities from continuing operations	163,145	(111,517)	(112,510)

Cash flows from financing activities:
Proceeds from common stock issued from exercises of stock options	19,495	5,173	7,189
Proceeds from common stock issued under the employee stock purchase plan	6,293	6,661	6,158
Excess tax benefits from stock-based compensation	7,477	7,785	7,055
Withholding taxes related to equity award net share settlement	(11,833)	(5,496)	(5,775)
Proceeds from debt	375,000	50,000	50,000
Repayment of debt	(165,000)	(5,000)	—
Debt issuance costs	(5,725)	—	(1,901)
Common stock repurchased and retired	(41,256)	(41,275)	(51,582)
Payment of cash dividend	(470,133)	—	—

Net cash (used in) provided by financing activities from continuing operations	(285,682)	17,848	11,144

Net cash transferred (to) from discontinued operation	(375)	(561)	1,655
Effect of exchange rate changes on cash and cash equivalents	(41)	302	104
Net change in cash and cash equivalents from continuing operations	(24,389)	(7,308)	(16,423)
Cash and cash equivalents of continuing operations at beginning of period	58,217	65,525	81,948

Cash and cash equivalents of continuing operations at end of period	$33,828	$58,217	$65,525

ADVENT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Years Ended December 31
	2013	2012	2011
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$14,083	$2,988	$2,533
Cash paid for interest	$5,665	$1,737	$—
Cash flow from discontinued operation:
Net cash used in operating activities	$(375)	$(561)	$(1,349)
Net cash provided by investing activities	—	—	3,004
Net cash transferred from (to) continuing operations	375	561	(1,655)

Net change in cash and cash equivalents from discontinued operation	—	—	—
Cash and cash equivalents of discontinued operation at beginning of period	—	—	—

Cash and cash equivalents of discontinued operation at end of period	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

        Business description:    Advent Software, Inc. and its subsidiaries (collectively "Advent" or the "Company") provide software products, Software-as-a-Service ("SaaS"), data and data interfaces and related maintenance and services that automate, integrate and support certain mission-critical functions of the front, middle and back offices of investment management organizations. Advent's clients vary significantly in size and assets under management and include investment advisors, asset managers, brokerage firms, hedge funds, foundations and endowments and banks.

        Basis of presentation:    The consolidated financial statements include the accounts of Advent and its subsidiaries after elimination of all intercompany transactions and amounts. The Company has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange ("SEC").

        Divestiture of the MicroEdge segment and discontinued operation reclassification:    On October 1, 2009, Advent completed the sale of MicroEdge, Inc. ("MicroEdge") a wholly-owned subsidiary of the Company. The assets, liabilities and results of MicroEdge have been reclassified as a discontinued operation in the consolidated financial statements for all periods presented. The results of operations and the related charges for the discontinued operation are classified as "Net income (loss) from discontinued operation, net of applicable taxes" in the accompanying consolidated statements of operations. Refer to Note 4 "Discontinued Operation" to these Notes to Consolidated Financial Statements, for additional information on the Microedge discontinued operation.

        Year End:    Advent's fiscal year begins on January 1 and ends on December 31.

        Foreign currency translation:    The functional currencies of the Company's foreign subsidiaries are their local currencies. All assets and liabilities denominated in foreign functional currencies are translated into U.S. dollars at the closing exchange rate on the balance sheet date and equity balances are translated at historical rates. Revenues, costs and expenses in foreign functional currencies are translated at the average rate of exchange during the period.

        Foreign currency measurement:    Assets and liabilities denominated in a currency other than the functional currency are re-measured into the functional currency using the closing exchange rate on the balance sheet date, with gains and losses recorded in "Interest income and other expense, net" in the consolidated statement of operations.

        Use of estimates:    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements and actual results could differ from those estimates. Advent believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: Business combinations; Goodwill impairment; Revenue recognition and Deferred revenues; Income taxes; Restructuring charges and related accruals; Impairment of long-lived assets; Legal contingencies; Sales returns and accounts receivable allowances; and Stock-based compensation.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

        Cash equivalents:    Cash equivalents are comprised of highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase.

        Marketable securities:    Marketable securities consist primarily of U.S. government and U.S. Government Sponsored Entities (GSEs) securities, foreign government debt securities and high credit quality corporate debt securities not otherwise classified as cash equivalents. All marketable securities are considered available-for-sale and are carried at fair value on the Company's consolidated balance sheets. Short-term marketable securities mature twelve months or less from the date of the balance sheet and long-term marketable securities mature greater than twelve months from the date of the balance sheet.

        Advent periodically reviews the realizability of each short-term and long-term marketable security when impairment indicators exist with respect to the security. If an other-than-temporary impairment of value of the security exists, the carrying value of the security is written down to its estimated fair value. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition, credit quality and near-term prospects of the investee, and Advent's ability and intention to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

        Product development:    Product development expenses consist primarily of salary, benefits and stock-based compensation for the Company's development and technical support staff, contractors' fees and other costs associated with the enhancements of existing products and services and development of new products and services. Costs incurred for software development prior to technological feasibility are expensed as product development costs in the period incurred. Once the point of technological feasibility is reached, which is generally the completion of a working prototype that has no critical bugs and is a release candidate, development costs are capitalized until the product is ready for general release and are classified within "Other intangibles, net" in the accompanying consolidated balance sheets. The Company amortizes capitalized software development costs using the greater of the ratio of the products' current gross revenues to the total of current gross revenues and expected gross revenues or on a straight-line basis over the estimated economic life of the related product, which is typically three years.

        Capitalization of internal use software:    Certain costs related to computer software developed or obtained for internal use (including for use in providing SaaS) are capitalized and classified within "Property and equipment, net" in the accompanying consolidated balance sheets. The Company capitalizes costs associated with customized internal-use software systems that have reached the application development stage. Such capitalized costs included external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees, who are directly associated with the development of the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and is ready for its intended purpose. Costs related to preliminary project activities and post implementation activities are expensed as incurred. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. The Company depreciates internal use software costs on a straight-line basis over the assets' estimated useful lives, which typically range from three to five years. Management evaluates the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

        Property and equipment:    Property and equipment are stated at cost, less accumulated depreciation and amortization in the Company's consolidated balance sheets. Advent calculates depreciation and amortization using the straight-line method over the assets' estimated useful lives. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful life of the assets or the remaining lease term. The cost and related accumulated depreciation applicable to property and equipment sold or no longer in service are eliminated from the accounts and any gains or losses are included in operating expenses. Useful lives by principal classifications are as follows:

Computer equipment and software	3 to 5 years
Leasehold improvements	Shorter of useful life or remaining lease term
Furniture and fixtures	3 to 5 years
Telephone system	3 to 5 years

        Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of the property and equipment, are expensed as incurred.

        Goodwill impairment:    Advent reviews its goodwill for impairment annually as of November 1, and more frequently if an event or circumstance indicates that an impairment loss has occurred. Goodwill is tested for impairment at the reporting unit level. Advent determined that it had one reporting unit for the goodwill impairment testing performed as of November 1, 2013 and 2012. In October 2012, the Company reorganized its operations, which resulted in a change in the internal management reporting structure to a global functional structure. Prior to October 2012, the Company had two reporting units: Domestic and International.

        Advent's test for goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. If Advent determines, based on the qualitative factors, that the fair value of the reporting unit is not more likely than not greater than the carrying amount, then quantitative goodwill impairment test is required.

        The quantitative test for goodwill impairment is a two-step process. The first step compares the fair value of each reporting unit with its respective carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. The second step, used to measure the amount of impairment loss, compares the implied fair value of each reporting unit's goodwill with the respective carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to the excess.

        Determining the fair value of a reporting unit is subjective and requires judgment at many points during the test including the development of future revenue and expense forecasts used to calculate future cash flows, the selection of risk-adjusted discount rates, and determination of market comparable entities.

        Accounting for long-lived assets:    Advent reviews its long-lived assets, including property and equipment and finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

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

        Finite-lived intangible assets mainly represent completed technology, distributor licenses, customer lists, trademark/tradenames and non-compete agreements acquired in business combinations. These assets are amortized on a straight-line basis over their estimated useful lives as follows:

Purchased technology	4 to 6 years
Customer relationships	4 to 8 years
Other intangibles	3 to 7 years

        Revenue recognition and deferred revenues:    Advent recognizes revenue from term license, maintenance and other recurring revenues; perpetual license fees, professional services and other. Advent offers a wide variety of products and services to a large number of financially sophisticated customers. While many of the Company's license transactions, maintenance contracts, subscription-based transactions and professional services projects conform to a standard structure, many of the larger transactions are complex and may require significant review and judgment in the application of GAAP.

        Software license fees.    Advent recognizes revenue from the licensing of software when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is probable. Advent generally uses a signed license agreement as evidence of an arrangement. Sales through the Company's distributors are evidenced by a master agreement governing the relationship together with binding order forms and signed contracts from the distributor's customers. Revenue is recognized once delivery to the distributor's customer has taken place and when all other revenue recognition criteria have been met. Delivery occurs upon notification that software is available for electronic download through a fulfillment vendor, or when a product is delivered to a common carrier F.O.B shipping point, or upon confirmation that product delivered F.O.B shipping destination has been received. Some of the Company's arrangements include acceptance provisions; if such acceptance provisions are present, delivery is deemed to occur upon acceptance. Advent assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction. Advent assesses whether the collectability of the resulting receivable is probable based on a number of factors, including the credit worthiness of the customer determined through a credit review process, including credit reporting agency reports, publicly available customer information, financial statements and other available information and pertinent country risk if the customer is located outside the United States. The Company's standard payment terms are due at 180 days or less, but payment terms may vary based on the country in which the agreement is executed. Software licenses are sold with maintenance, and often professional services.

        Advent typically licenses its products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the assets under administration, the number of site installations and the number of authorized users.

        Advent categorizes revenues in its consolidated statements of operations as recurring revenues and non-recurring revenues. Recurring revenues are comprised of term license, perpetual maintenance

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

arrangements and other recurring revenue (which includes revenues from Black Diamond, Advent OnDemand and incremental Assets Under Administration fees from perpetual licenses). Non-recurring revenues are comprised of perpetual license fees, professional services and other revenue.

  Recurring Revenues:

        Recurring product revenues for fiscal 2013, 2012 and 2011 were as follows (in thousands):

	Fiscal Years
	2013	2012	2011
Term license revenues	$180,479	$159,940	$135,235
Perpetual maintenance revenues	65,412	67,063	70,454
Other recurring revenues	103,990	97,624	85,797

Total recurring revenues	$349,881	$324,627	$291,486

  •
  Term licenses

  Term license contracts include both the software license and maintenance. Advent offers multi-year term licenses by which a customer makes a binding commitment that typically spans three years. For multi-year term licenses, Advent has not established vendor specific objective evidence ("VSOE") of fair value for the software license and maintenance components and, as a result, in situations where the Company is also performing related professional services, it defers all revenue and directly-related expenses under the arrangement until the implementation services and the remaining services are substantially complete. At the point professional services are substantially completed, Advent recognizes a pro-rata amount of the term license revenue, professional services fees earned and related expenses, based on the elapsed time from the start of the term license to the substantial completion of professional services. Advent determines whether services are substantially complete by consulting with the professional services group and applying management judgment. Term license revenue for the remaining contract years, the remaining deferred professional services revenue and related expenses are recognized ratably over the remaining contract length. When multi-year term licenses are sold and do not include related professional services, Advent recognizes the entire term license revenue ratably over the period of the contract term from the effective date of the license agreement assuming all other revenue recognition criteria have been met.

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

  •
  Assets Under Administration Revenues

  Certain of Advent's perpetual and term license contracts include asset-based fee structures that provide additional revenues based on the assets that the client administers using the Company's software, referred to as assets under administration ("AUA"). Contracts containing an AUA fee structure have a defined measurement period which requires the client to self-report actual AUA in arrears of the specified period. The Company recognizes term AUA contract minimum fees over the period of service. AUA fees above the stated minimum fee for the same period are considered incremental fees. Because incremental fees are neither determinable nor due and payable until the conclusion of the measurement period and reported, they are both earned and recognized upon completion of the measurement period and receipt of the report, on a quarterly or annual basis. Incremental fees from both term AUA and perpetual AUA contracts are included in "Recurring revenues" in the consolidated statements of operations.

  •
  Other Recurring Revenues

  Other recurring revenues include revenues from the Company's SaaS services, data services and other recurring revenue transactions.

  SaaS services include Advent OnDemand, Advent OnDemand with Data Management, and Black Diamond. Advent OnDemand is the hosting and SaaS delivery of the Company's suite of investment management solutions. Advent recognizes revenue ratably over the period of service which is generally one year. Advent OnDemand with Data Management services include access to software on a SaaS basis as well as full account aggregation, daily portfolio reconciliation, corporate actions processing and reference data management. The Company prices this comprehensive service offering based on the number of accounts managed for each customer. Advent measures the number of accounts quarterly in arrears and recognizes revenue for these services as they are performed. Black Diamond offers a platform that provides outsourced daily reconciliation and data management services as well as portfolio management and reporting delivered through an online web-based application. The Company prices Black Diamond services based on the number of customer's accounts and the daily average of the assets under management ("AUM") within those accounts. The Company measures the number of accounts and AUM within customer accounts monthly in arrears and recognizes revenues for these services as they are performed.

  Advent's data services revenues include Advent Custodial Data, Advent Corporate Actions and Advent Index Data. The Company recognizes revenue from data services either ratably over the subscription period or as the transactions occur within the subscription, based on the terms of the arrangement.

  The Company recognizes revenue from other recurring revenue transactions either ratably over the subscription period or as the transactions occur, based on the terms of the arrangement. The Company's SaaS-based products are included in "Recurring revenues" in the Company's consolidated statements of operations.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

  Non-Recurring Revenues:

        Non-recurring services revenues for fiscal 2013, 2012 and 2011 were as follows (in thousands):

	Fiscal Years
	2013	2012	2011
Professional services and other revenues	$30,866	$31,280	$31,475
Perpetual license fees	2,212	2,912	3,287

Total non-recurring revenues	$33,078	$34,192	$34,762

  •
  Professional services and other revenues

  Advent offers a variety of professional services that include project management, implementation, data conversion, integration, custom report writing and training. The Company establishes VSOE of fair value for professional services upon separate sales of these services to customers. Professional services are generally billed on a time and materials basis using hourly rates together with reimbursement for travel and accommodation expenses. The Company recognizes revenue as these professional services are performed except in the case of multi-year term license contracts which are described in the "Term licenses" section above. Certain professional services arrangements involve acceptance criteria. In these cases, revenue and related expenses are recognized upon acceptance. Occasionally, professional services are performed under a fixed fee arrangement. For these arrangements, the Company defers revenue and related expenses until the services are complete. Professional services and other revenues also include revenue from the Company's user conferences which is recognized upon completion of the conference.

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

        Deferred revenues:    Deferred revenue consists of billings or payments received in advance of revenue recognition and is recognized as the revenue recognition criteria are met. The Company generally invoices its customers annually or in monthly or quarterly installments and deferred revenues can be influenced by seasonality and timing of renewals. Deferred revenue that will be recognized during the succeeding 12 month periods is recorded as current deferred revenue, and the remaining portion is recorded as non-current deferred revenue.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

        The following table sets forth the composition of deferred revenues (in thousands):

	December 31
	2013	2012
Term license deferred revenue	$99,473	$94,669
Term implementations deferred revenue	40,221	36,382
Perpetual license/maintenance deferred revenue	32,657	31,878
Other recurring deferred revenue	21,565	20,246

Total	$193,916	$183,175

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

        Allowance for doubtful accounts and sales returns:    Advent analyzes specific accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Advent had allowances for doubtful accounts of $0.2 million, $0.1 million and $0.1 million as of December 31, 2013, 2012 and 2011, respectively.

        Advent also analyzes customer demand and acceptance of product and historical returns when evaluating the adequacy of the allowance for sales returns, which are not generally provided to customers. Allowances for sales returns are accounted for as reductions to net revenues and increases to reserves within deferred revenues. Advent's standard practice is to enforce its contract terms and not allow its customers to return software. The Company has, however, allowed customers to return software on a limited case-by-case basis. The Company generally only provides a contractual limited right of return to the end-user customer under the Company's shrink-wrap and click-through licenses. Those agreements provide for a right of return within seven days of delivery or availability of the software.

        Advent has the ability to estimate returns based on a long history of experience with relatively homogenous transactions and the fact that the return period is short. The Company has recorded sales return provisions as offsets to revenue in the period the sales return becomes probable. The estimates for returns are adjusted periodically based upon historical rates of returns, terminations and cancellations. Advent has a methodology for calculating the value of reserves that takes the previous 12 months of experience into account. Advent had allowances for sales returns of $2.7 million, $3.0 million and $1.8 million as of December 31, 2013, 2012 and 2011, respectively.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

        Advertising costs:    The Company expenses advertising costs as incurred and classifies these costs as sales and marketing expense. Total advertising expenses were $0.8 million, $0.6 million and $0.5 million for fiscal 2013, 2012 and 2011, respectively.

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

        As the stock-based compensation expense recognized on the consolidated statements of operations for fiscal 2013, 2012 and 2011 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures at the time of grant and is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company's historical experience over the last five years.

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

        Recapitalization costs:    In conjunction with the Special Dividend, debt modification and equity award modification, Advent incurred costs related to advisory fees from third parties including financial advisory, legal and valuation fees. Advent expenses recapitalization costs as incurred and are reported as a separate line item on the Company's consolidated statements of operations.

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

        Net income per share:    Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for that period. Diluted net income per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential shares consist of incremental common shares issuable upon exercise of stock options and stock appreciation rights, vesting of restricted stock units and conversion of preferred stock (none outstanding) for all periods, except in situations where their inclusion would be anti-dilutive.

        Comprehensive income:    Comprehensive income consists of net income, foreign currency translation and unrealized gains or losses on available-for-sale marketable securities, net of tax, and is presented in the Company's consolidated statements of comprehensive income.

        Segment information:    The Company operates under a single reportable segment, Advent Investment Management. Refer to Note 16 "Segment, Significant Customer and Geographic Information" to these Notes to Consolidated Financial Statements, for additional information about the segment.

        Sales outside the U.S., which are based on the location to which the product is shipped or services are delivered, represented 18%, 17%, and 18% of the Company's net revenues for fiscal 2013, 2012 and 2011, respectively. No single customer accounted for more than 10% of net revenues for fiscal 2013, 2012 or 2011.

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

        Financial instruments that potentially subject the Company to concentrations of credit risks comprise, principally, cash, cash equivalents, trade accounts receivable and debt. Advent invests excess cash through banks, mutual funds, and brokerage houses primarily in highly liquid securities and has investment policies and procedures that attempt to minimize credit risk.

        With respect to accounts receivable, Advent performs ongoing credit evaluations of its customers and does not require collateral. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. At December 31, 2013 and 2012, no single customer accounted for more than 10% of accounts receivable.

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

        Fair value measurements:    Advent measures its cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities and debt at fair value. Additional disclosures regarding the Company's fair value measurements are included in Note 17 "Fair Value Measurements".

        Recent accounting pronouncements:    With the exception of the below, there have been no recent accounting pronouncements or changes in accounting pronouncements during year ended December 31, 2013 that are of significance, or potential significance, to the Company's consolidated financial statements.

        In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 provides additional guidance regarding reclassifications out of accumulated other comprehensive income ("AOCI"). ASU 2013-02 requires entities to report the effect of significant reclassifications out of AOCI on the respective line items in net income unless the amounts are not reclassified in their entirety to net income. For amounts that are not required to be reclassified in their entirety to net income in the same reporting period, entities are required to cross-reference other disclosures that provide additional detail about those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this ASU in the first quarter of 2013 had no impact on the Company's consolidated financial statements as the guidance relates only to additional disclosures.

        In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-05"). ASU 2013-05 clarifies the applicable guidance applied for the release of cumulative translation adjustments into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity. ASU 2013-05 is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. ASU 2013-05 was early adopted by the Company effective April 1, 2013 and had no impact on the Company's consolidated financial position, results of operations or cash flows.

        In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 requires, unless certain conditions exists, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. ASU 2013-11 is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application is permitted. ASU 2013-11 was early adopted by the Company effective April 1, 2013 and had no impact on the Company's consolidated financial statements.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Cash Equivalents and Marketable Securities

        Cash, cash equivalents and marketable securities primarily consist of money market mutual funds, U.S. government and U.S. Government Sponsored Entities (GSEs) securities, foreign government debt securities and high credit quality corporate debt securities. All marketable securities were considered available-for-sale and were carried at fair value on the Company's consolidated balance sheet. Short-term marketable securities mature twelve months or less, and long-term marketable securities mature greater than twelve months, from the date of the consolidated balance sheet.

        At December 31, 2013, the Company had no marketable securities.

        Marketable securities at December 31, 2012 are summarized as follows (in thousands):

Balance at December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less than 12 Months	Gross Unrealized Losses 12 Months or Longer	Aggregate Fair Value
Corporate debt securities	$110,540	$13	$(45)	$—	$110,508
U.S. government debt securities	59,811	7	(3)	—	59,815
Foreign government debt securities	2,415	6	—	—	2,421

Total	$172,766	$26	$(48)	$—	$172,744

        Unrealized gains and losses are a component of "Accumulated other comprehensive income" in the accompanying consolidated balance sheet as of December 31, 2012.

        During fiscal 2013, 2012 and 2011, $228.6 million, $118.6 million and $87.4 million, respectively, of marketable securities were sold or matured, which did not have any associated material gross realized gains or losses.

Note 3—Derivative Financial Instruments

        The Company enters into foreign currency forward contracts with financial institutions to reduce the risk that the Company's cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. These forward contracts are not designated as hedging instruments, nor are they for trading or speculative purposes.

        From time to time, the Company uses foreign currency forward contracts to hedge a portion of its receivable balances denominated in Euro, Swedish Krona, British Pound, South African Rand and Norwegian Kroner. The Company recognizes gains and losses on these contracts, as well as related costs, in "Interest and other income (expense), net" in the accompanying consolidated statements of operations along with the gains and losses of the related hedged items. The Company records the fair value of derivative instruments as either "Prepaid expenses and other" or "Accrued liabilities" in the accompanying consolidated balance sheets based on current market rates.

        As of December 31, 2013, Advent had no outstanding foreign currency forward contracts.

        At December 31, 2013 and 2012, net derivative assets (liabilities) associated with forward contracts of approximately $0 and $(27,000), respectively, were included in "Prepaid expenses and other" or "Accrued liabilities" in the accompanying consolidated balance sheets. The effect of the derivative financial instruments on the consolidated statements of operations for fiscal 2013 and 2012 was to

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Derivative Financial Instruments (Continued)

increase foreign exchange gains by approximately $34,000 and reduce foreign exchange gains by approximately $(51,000), respectively, which reflects net realized and unrealized gains related to derivative financial instruments.

Note 4—Discontinued Operation

        During 2009, the Company discontinued the operations of its wholly-owned subsidiary, MicroEdge, Inc. ("MicroEdge"). In connection with the sale of MicroEdge, the Company vacated its MicroEdge facilities in New York and entered into a sub-lease agreement with the purchaser, whereby the purchaser contracted to sub-lease the premises through the end of the amended lease term in November 2018.

        The following table sets forth an analysis of the components of the restructuring charges related to the Company's discontinued operation and the payments and non-cash charges made against the accrual during fiscal 2013 and 2012 (in thousands):

Facility Exit Costs
Balance of restructuring accrual at December 31, 2010	$5,249
Restructuring charges	(206)
Cash payments	(174)
Adjustment of prior restructuring costs	165

Balance of restructuring accrual at December 31, 2011	$5,034
Restructuring charges	(439)
Cash payments	(721)
Adjustment of prior restructuring costs	156

Balance of restructuring accrual at December 31, 2012	$4,030
Restructuring charges	(197)
Cash payments	(598)
Adjustment of prior restructuring costs	116

Balance of restructuring accrual at December 31, 2013	$3,351

        Of the remaining restructuring accrual of $3.4 million at December 31, 2013, $0.6 million is included in "Current liabilities of discontinued operation" in the accompanying consolidated balance sheet. The facility exit costs will be paid over the remaining lease term through November 2018.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Discontinued Operation (Continued)

        Net revenues and income from the Company's discontinued operation were as follows for the periods presented (in thousands):

	Fiscal Years
	2013	2012	2011
Net revenues	$—	$—	$—

Income from operation of discontinued operation (net of applicable taxes of $34, $126 and $(82), respectively)	$50	$184	$114
Gain on disposal of discontinued operation (net of applicable taxes of $0, $0 and $1,279, respectively)	—	—	1,725

Net income from discontinued operation	$50	$184	$1,839

        The following table sets forth the assets and liabilities of the MicroEdge discontinued operation included in the consolidated balance sheets of the Company (in thousands):

	December 31
	2013	2012
Assets:
Prepaid rent	$100	$88

Total current assets of discontinued operation	$100	$88

Deferred taxes, long-term	$1,337	$1,609

Total noncurrent assets of discontinued operation	$1,337	$1,609

Liabilities:
Accrued expenses and taxes	$600	$262

Total current liabilities of discontinued operation	$600	$262

Accrued restructuring, long-term portion	2,782	3,804

Total noncurrent liabilities of discontinued operation	$2,782	$3,804

Note 5—Special Dividend

        On June 13, 2013, the Company's Board of Directors declared a one-time special cash dividend (the "Special Dividend") of $9.00 per share payable on each Common Share to stockholders of record at the close of business on July 1, 2013 (the "Dividend Record Date"). Based on the 52,237,055 shares of common stock outstanding on the Dividend Record Date, the dividend totaled $470.1 million and was paid to stockholders on July 9, 2013. The dividend reduced additional paid-in capital as the Company did not have retained earnings.

        The Company financed the Special Dividend with cash, cash equivalents and marketable securities as well as borrowings under its Restated Credit Agreement. Refer to Note 10, "Debt" for additional information about the Company's Restated Credit Agreement.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Balance Sheet Detail

Prepaid expenses and other

        The following is a summary of prepaid expenses and other assets (in thousands):

	December 31
	2013	2012
Prepaid contract expense	$10,139	$9,798
Deferred commissions	6,552	7,370
Prepaid income tax	2,659	—
Debt issuance costs	1,417	393
Other	9,347	8,307

Total prepaid expenses and other	$30,114	$25,868

Property and equipment, net

        The following is a summary of property and equipment, net (in thousands):

	December 31
	2013	2012
Computer equipment—hardware	$30,016	$29,027
Computer equipment—software	31,515	27,121
Leasehold improvements	35,978	35,801
Furniture and fixtures	9,779	9,578
Construction in process	1,359	1,730

Property and equipment, gross	$108,647	$103,257
Accumulated depreciation	(76,949)	(65,988)

Property and equipment, net	$31,698	$37,269

        Depreciation expense was $11.5 million, $11.8 million and $11.0 million for fiscal 2013, 2012 and 2011, respectively. Costs of $3.5 million, $1.6 million and $1.3 million related to the development of internal use software were capitalized in 2013, 2012 and 2011, respectively, and are included in "Computer equipment—software" in the table above.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Balance Sheet Detail (Continued)

Other assets

        The following is a summary of other assets (in thousands):

	December 31
	2013	2012
Prepaid contract expense, long-term	$4,466	$3,598
Debt issuance costs	4,899	1,146
Long-term deferred commissions	4,098	3,909
Deposits	2,608	2,555
Other	1,301	1,786

Total other assets	$17,372	$12,994

        Deposits include a restricted cash balance of $1.3 million at December 31, 2013 and 2012, respectively, related to the Company's San Francisco headquarters, and facilities in Boston and New York. Refer to Note 12 "Commitments and Contingencies" to these Notes to Consolidated Financial Statements, for additional information.

Accrued liabilities

        The following is a summary of accrued liabilities (in thousands):

	December 31
	2013	2012
Salaries and benefits payable	$26,425	$23,365
Deferred rent, current portion	2,138	1,353
Accrued restructuring, current portion	998	3,142
Accrued dividend equivalents on restricted stock units	3,171	—
Other	8,893	9,236

Total accrued liabilities	$41,625	$37,096

        As part of the modification of equity awards in 2013 as further described in Note 13, "Stock-based compensation", holders of restricted stock units (RSUs) will receive the right to receive $9.00 per RSU upon vesting.

Other long-term liabilities

        The following is a summary of other long-term liabilities (in thousands):

	December 31
	2013	2012
Deferred rent	$8,677	$10,502
Long-term deferred tax liability	1,982	2,141
Other	512	496

Total other long-term liabilities	$11,171	$13,139

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Balance Sheet Detail (Continued)

Accumulated Other Comprehensive Income

        The components of accumulated other comprehensive income, net of related taxes, were as follows (in thousands):

	December 31
	2013	2012
Accumulated foreign currency translation adjustments	$11,009	$10,039
Accumulated net unrealized loss on marketable securities	—	(9)

Accumulated other comprehensive income, net of taxes	$11,009	$10,030

Note 7—Goodwill

        The changes in the carrying value of goodwill for fiscal 2013 and 2012 were as follows (in thousands):

Goodwill
Balance at December 31, 2011	$204,621
Additions	78
Translation adjustments	2,233

Balance at December 31, 2012	$206,932
Translation adjustments	886

Balance at December 31, 2013	$207,818

        Translation adjustments reflect the impact of translating goodwill balances denominated in various foreign currencies to the U.S. Dollar. The $0.9 million translation adjustment resulted from a weakening of the U.S. Dollar exchange rate versus other currencies during fiscal 2013. In 2012, the $2.2 million translation adjustment resulted from a weakening of the U.S. Dollar exchange rate versus other currencies during fiscal 2012.

        During the fourth quarter of 2013, Advent completed the qualitative goodwill impairment test utilizing step zero, which involved assessing financial factors, including Advent's market capitalization and profitability and deviations from projected results, as well as other business factors, including assessing the current business environment, changes in the operation of its reporting unit and the results of the prior year goodwill impairment test.

        Based on the results of this qualitative assessment, Advent determined that the fair value of the reporting unit exceeds its carrying amount by a significant margin and, as a result, a quantitative analysis is not needed. The Company has not historically recognized any impairment charges to its goodwill and does not believe goodwill impairment charges are reasonably likely to occur for its reporting unit.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Other Intangibles, Net

        The following is a summary of other intangible assets (in thousands, except weighted average amortization period):

	Weighted Average Amortization Period (Years)	Gross	Accumulated Amortization	Net
Purchased technologies	5.1	$50,711	$(38,877)	$11,834
Product development costs	3.0	20,524	(17,183)	3,341

Developed technology sub-total		71,235	(56,060)	15,175
Customer relationships	6.4	40,936	(29,786)	11,150
Other intangibles	4.1	4,645	(3,578)	1,067

Other intangibles sub-total		45,581	(33,364)	12,217

Balance at December 31, 2013		$116,816	$(89,424)	$27,392

	Weighted Average Amortization Period (Years)	Gross	Accumulated Amortization	Net
Purchased technologies	5.1	$50,642	$(31,934)	$18,708
Product development costs	3.0	18,431	(14,937)	3,494

Developed technology sub-total		69,073	(46,871)	22,202
Customer relationships	6.4	40,924	(26,919)	14,005
Other intangibles	4.1	4,645	(2,647)	1,998

Other intangibles sub-total		45,569	(29,566)	16,003

Balance at December 31, 2012		$114,642	$(76,437)	$38,205

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Other Intangibles, Net (Continued)

        The changes in the carrying value of intangible assets for fiscal 2013 and 2012 were as follows (in thousands):

	Gross	Accumulated Amortization	Net
Balance at December 31, 2010	$71,006	$(51,234)	$19,772
Additions	41,736	—	41,736
Stock-based compensation additions	131	—	131
Amortization	—	(11,627)	(11,627)
Translation adjustments	(451)	(40)	(491)

Balance at December 31, 2011	$112,422	$(62,901)	$49,521
Additions	2,137	—	2,137
Stock-based compensation additions	92	—	92
Amortization	—	(14,083)	(14,083)
Translation adjustments	(9)	547	538

Balance at December 31, 2012	$114,642	$(76,437)	$38,205
Additions	1,995	—	1,995
Stock-based compensation additions	98	—	98
Amortization	—	(12,862)	(12,862)
Translation adjustments	81	(125)	(44)

Balance at December 31, 2013	$116,816	$(89,424)	$27,392

        Total additions to intangible assets, inclusive of capitalized stock-based compensation expense, of $2.1 million in 2013 and $2.2 million in 2012 were associated with capitalized software development costs.

        The following is a summary of amortization of the Company's developed technology and other intangible assets for the periods presented (in thousands):

	Fiscal Years
	2013	2012	2011
Developed technology:
Amortization—purchased technologies	$6,841	$7,599	$6,019
Amortization—product development costs	2,246	2,659	2,801

Amortization of developed technology	9,087	10,258	8,820
Other intangibles:
Amortization—customer relationships	2,850	2,854	2,146
Amortization—other	925	971	661

Amortization of other intangibles	3,775	3,825	2,807

Total amortization	$12,862	$14,083	$11,627

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Other Intangibles, Net (Continued)

        Based on the carrying amount of intangible assets as of December 31, 2013, the estimated future amortization is as follows (in thousands):

	Fiscal Years
	2014	2015	2016	2017	2018	Thereafter	Total
Developed technology	$6,460	$5,425	$3,010	$280	$—	$—	$15,175
Other intangibles	3,391	3,229	2,721	1,882	938	56	12,217

Total	$9,851	$8,654	$5,731	$2,162	$938	$56	$27,392

Note 9—Restructuring Charges

        Advent recorded restructuring charges of $3.8 million in 2013 and $3.6 million in 2012, which included severance and benefits costs associated with a re-organization plan approved in October 2012 of $3.6 million in each of 2013 and 2012, bringing the total recognized cost for the plan to approximately $7.2 million. This restructuring plan was substantially complete as of December 31, 2013. Restructuring charges in 2013 also included $0.2 million in facility exit costs and $76,000 in 2012.

        During 2011, Advent recorded a restructuring charge of $0.7 million which primarily related to the severance and benefit costs associated with a reduction-in-force and the present value amortization of facility exit obligations, partially offset by adjustments to other facility exit assumptions.

        The following table sets forth an analysis of the changes in the restructuring accrual during the periods presented (in thousands):

	Facility Exit Costs	Severance and Benefits	Total
Balance of restructuring accrual at December 31, 2010	$1,340	$—	$1,340
Restructuring charges	67	602	669
Reversal of deferred rent related to facilities exited	60	—	60
Cash payments	(1,046)	—	(1,046)
Accretion of prior restructuring costs	27	—	27

Balance of restructuring accrual at December 31, 2011	$448	$602	$1,050
Restructuring charges	76	3,554	3,630
Cash payments	(524)	(1,018)	(1,542)
Accretion of prior restructuring costs	4	—	4

Balance of restructuring accrual at December 31, 2012	$4	$3,138	$3,142
Restructuring charges	181	3,589	3,770
Cash payments	—	(5,914)	(5,914)

Balance of restructuring accrual at December 31, 2013	$185	$813	$998

        The remaining restructuring accrual of $1.0 million at December 31, 2013 is included in "Accrued liabilities" in the accompanying consolidated balance sheet.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Debt

        On June 12, 2013, Advent entered into an Amended and Restated Credit Agreement (the "Restated Credit Agreement"). The Restated Credit Agreement amends and restates Advent's former Credit Agreement, dated November 30, 2011. Advent accounted for the restructuring of debt with respect to its former term and revolving loans as a modification at the creditor and instrument level. The Restated Credit Agreement provides for (i) a $200 million revolving credit facility, with a $25 million letter of credit sublimit and a $10 million swingline loan sublimit and (ii) a $225 million term loan facility. Advent may request revolving loans, swingline loans or the issuance of letters of credit until June 12, 2018, subject to demonstrating pro forma compliance with the financial covenant requirement under the Restated Credit Agreement. The Restated Credit Agreement also contains an incremental facility permitting Advent, subject to certain requirements, to arrange with the Lenders and/or new lenders for up to an aggregate of $75 million in additional commitments, which commitments may be for revolving loans or term loans. The proceeds of the revolving loans and term loans made under the Restated Credit Agreement may be used for general corporate purposes, including to finance dividends, repurchase Common Shares, finance acquisitions, or to finance other investments.

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

        The revolving loans and term loans bear interest, at Advent's option, at the alternate base rate plus a margin of 0.25% to 1.25% or an adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin of 1.25% to 2.25%, in each case with such margin being determined based on the consolidated leverage ratio for the preceding four fiscal quarter period. The "alternate base rate" means the highest of (i) the Agent's prime rate, (ii) the federal funds rate plus a margin equal to 0.50% and (iii) the adjusted LIBOR rate for a one-month interest period plus a margin equal to 1.00%. Swingline loans accrue interest at a per annum rate based on the alternate base rate plus the applicable margin for alternate base rate loans. Advent is also obligated to pay other customary closing fees, arrangement fees, administration fees, commitment fees and letter of credit fees for a credit facility of this size and type.

        The obligations under the Restated Credit Agreement are guaranteed by Advent's present and future domestic subsidiaries, subject to certain exceptions. The loan is secured by substantially all of the assets of Advent and the guarantors party thereto, including all of the capital stock of Advent's domestic subsidiaries and 66% of the capital stock of Advent's or a guarantor's first-tier foreign subsidiaries.

        The Restated Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict Advent and its subsidiaries' ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, pay dividends or make distributions, make investments, make acquisitions, prepay certain indebtedness, enter into certain transactions with affiliates, enter into sale and leaseback transactions, enter into swap agreements and enter into restrictive agreements, in each case subject to customary exceptions for a credit facility of this size and type. Advent is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. At December 31, 2013, Advent had a total debt balance of

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Debt (Continued)

$305.0 million under its Restated Credit Agreement, of which $90.0 million was under the revolving credit facility, and at December 31, 2012 had $95.0 million outstanding under its former Credit Agreement. Advent was in compliance with all associated debt covenants as of December 31, 2013 as follows:

Covenant	Covenant Requirement	Ratio Calculation as of December 31, 2013
Leverage ratio(1)	Maximum 4.0x	2.8x
Interest coverage ratio(2)	Minimum 2.5x	15.1x

(1)
Calculated as the ratio of total debt to EBITDA, as defined by the Restated Credit Agreement, for the period of four consecutive fiscal quarters on the measurement date. At June 30, 2014, the leverage ratio covenant requirement will lower to a maximum of 3.75x.

(2)
Calculated as the ratio of EBITDA to interest expense, as defined by the Restated Credit Agreement, for the period of four consecutive fiscal quarters on the measurement date.

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

        In January 2014, Advent made a $5.0 million principal payment towards the revolving loans.

Note 11—Income Taxes

        The components of income from continuing operations before income taxes were as follows (in thousands):

	Fiscal Years
	2013	2012	2011
US	$37,864	$48,552	$40,122
Foreign	1,055	(993)	1,200

Total	$38,919	$47,559	$41,322

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Income Taxes (Continued)

        The components of the provision for income taxes included (in thousands):

	Fiscal Years
	2013	2012	2011
Current:
Federal	$11,740	$12,845	$8,857
State	3,034	1,653	1,005
Foreign	1,121	774	1,241
Deferred:
Federal	(4,000)	3,502	2,633
State	(1,102)	(576)	(276)
Foreign	(626)	(870)	(469)

Total	$10,167	$17,328	$12,991

        The effective income tax rate on earnings differed from the statutory federal tax rate as follows:

	Fiscal Years
	2013	2012	2011
Statutory federal rate	35.0%	35.0%	35.0%
State taxes	4.4	4.3	3.8
Stock compensation relating to incentive stock options and employee stock purchase plans	0.1	0.6	0.1
Research and development and other state tax credits	(12.0)	(2.8)	(8.0)
Change in valuation allowance	(0.1)	(0.1)	0.5
Change in state contingency reserve	—	(0.2)	(0.4)
Foreign taxes	0.6	0.8	0.6
Impact of state tax rate changes on net deferred tax assets	—	(0.2)	—
Domestic production activities deduction	(1.7)	—	—
Other, net	(0.2)	(1.0)	(0.2)

Effective income tax rate	26.1%	36.4%	31.4%

        We have not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2013 because we intend to permanently reinvest such earnings outside the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of December 31, 2013, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $20.2 million. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Income Taxes (Continued)

        The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	December 31
	2013	2012
Deferred tax assets, current:
Deferred revenue	$3,117	$3,509
Other accrued liabilities and reserves	6,378	5,304
Stock compensation	15,363	10,206
Other	40	(85)

Total deferred tax assets, current	24,898	18,934

Non-current deferred tax assets:
Depreciation and amortization	45	(2,176)
Net operating losses, capital losses and credit carryforwards	19,536	22,585
Other	4,265	4,977
Valuation allowance	(826)	(862)

Total deferred tax assets, non-current	23,020	24,524

Deferred tax assets	47,918	43,458
Deferred tax liabilities	(1,982)	(2,141)

Net deferred tax assets	$45,936	$41,317

        The Company maintains a valuation allowance against its deferred tax assets relating to capital losses and investment reserves of $826,000 as it believes that based upon the available evidence, it is more likely than not that these assets will not be realized. If it is determined in the future that it is more likely than not that these deferred tax assets will be realized, the valuation allowance will be reduced.

        At December 31, 2013, Advent had federal net operating loss carryforwards of approximately $7.1 million. Utilization of these loss carryforwards, including losses obtained from acquisitions, is subject to certain limitations under the federal income tax laws. These net operating loss carryforwards expire between 2021 and 2027. Also at December 31, 2013, Advent had state net operating loss carryforwards in various states in which it files tax returns.

        Advent had federal research credits of $19.7 million which expire between 2025 and 2033. Advent also had California research credits of $22.6 million which do not expire, and California enterprise zone credits of $7.2 million which expire in 2023.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Income Taxes (Continued)

        The following table summarizes the activity relating to the Company's unrecognized tax benefits during the periods presented (in thousands):

Total
Balance at December 31, 2010	$9,501
Gross decreases related to tax positions in prior period	(185)
Gross increases related to current period tax positions	1,828

Balance at December 31, 2011	$11,144
Gross increases related to tax positions in prior period	12
Gross increases related to current period tax positions	992

Balance at December 31, 2012	$12,148
Gross increases related to tax positions in prior period	10
Gross increases related to current period tax positions	2,520

Balance at December 31, 2013	$14,678

        If recognized, the portion of unrecognized tax benefits at December 31, 2013 that would decrease Advent's tax provision and increase net income is $12.1 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of the federal tax benefit of state income tax items. Advent recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within "Provision for income taxes" in the consolidated statement of operations. As of December 31, 2013, Advent has accrued a nominal amount of interest and penalties for specific exposures in two states. Advent has not accrued any interest or penalties for its federal and other state reserves, as any reversal of uncertain tax positions would not result in the assessment of penalties or interest due to the Company's surplus of deferred tax assets that would offset any additional tax.

        Advent is subject to taxation in the U.S. and various states and jurisdictions outside the U.S. Advent is currently undergoing a State of California franchise tax examination for the 2006 and 2007 tax years and State of Florida for the 2009, 2010 and 2011 tax years. Advent is not under examination in any other income tax jurisdiction at the present time and does not anticipate the total amount of its unrecognized tax benefits to significantly change over the next 12 months. The material jurisdictions that are subject to examination by tax authorities include federal for tax years after 2009 and California for tax years after 2005.

Note 12—Commitments and Contingencies

  Lease Obligations

        Advent leases office space and equipment under non-cancelable operating lease agreements, which expire at various dates through June 2025. Some operating leases contain escalation provisions for adjustments in the consumer price index. Advent is responsible for maintenance, insurance, and property taxes.

        On October 1, 2009, Advent completed the sale of the Company's MicroEdge subsidiary. At December 31, 2013, the gross operating lease commitments and sub-lease income related to this

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Commitments and Contingencies (Continued)

discontinued operation facility totaled $6.3 million and $2.8 million, respectively. With the exception of the MicroEdge facilities in New York City, the lease obligations related to MicroEdge have been transferred to the Purchaser. Refer to Note 4 "Discontinued Operation" to these Notes to Consolidated Financial Statements, for additional information on the MicroEdge discontinued operation.

        Future minimum payments under non-cancelable operating leases consisted of the following at December 31, 2013 (in thousands):

	Future
Fiscal Years	Lease Payments	Sub-lease Income	Net Lease Payments
2014	$10,224	$156	$10,068
2015	9,769	178	9,591
2016	8,194	251	7,943
2017	4,420	251	4,169
2018	3,872	241	3,631
Thereafter	19,098	680	18,418

Total	$55,577	$1,757	$53,820

        Rent expense for fiscal 2013, 2012 and 2011 was $8.7 million, $8.5 million and $8.4 million, respectively, net of sub-lease income from non-restructured facilities of $45,000, $0 and $36,000, respectively.

Indemnification Obligations

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

        On May 9, 2012, the Company's stockholders approved the amendment and restatement of Advent's 2002 Stock Plan, originally approved by the Board of Directors (the "Board") and stockholders in February and May, respectively, of 2002. Under the Plan, the Company may grant stock options (or "Options") to purchase the Company's common stock to employees, consultants and directors. The Plan also permits the award of restricted stock, restricted stock units (or "RSUs"), stock appreciation rights (or "SARs"), performance shares, and performance units.

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

        RSUs are awards of restricted stock units that generally vest over four years with half earned on the second anniversary of the date of grant and the remaining half earned at the end of the fourth anniversary of the date of grant. Upon vesting, RSUs will convert into an equivalent number of shares of common stock. The value of the RSUs is based on the closing market price of the Company's common stock on the date of grant and is amortized on a straight-line basis over the four-year requisite service period.

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

        Non-employee directors are eligible to receive awards of SARs and RSUs under the 2002 Stock Plan as follows:

  •
  Upon joining the Board, awards totaling $200,000 in value with approximately 70% of the value awarded in SARs and 30% awarded in RSUs (Effective October 1, 2013, the value increased to $300,000).

  •
  Upon re-election to the Board, awards totaling $120,000 in value with approximately 70% of the value awarded in SARs and 30% awarded in RSUs (Effective October 1, 2013, the value increased to $150,000).

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

  Employee Stock Purchase Plan

        All Advent U.S. employees are eligible to participate in the employee stock purchase plan ("ESPP") if they are employed by Advent for at least 20 hours per week and at least five months per year. The ESPP permits eligible employees to purchase Advent's common stock through payroll deductions at a price equal to 85% of the lower of the closing sale price for the Company's common stock reported on the NASDAQ National Market at the beginning or the end of each six-month offering period. In any calendar year, eligible employees can withhold up to 10% of their salary and certain variable compensation.

  2005 ESPP

        On May 18, 2005, Advent's shareholders approved the 2005 ESPP with 4,000,000 shares of common stock reserved for issuance. The following table summarizes the Company's issuance of common stock for the total Company under the 2005 ESPP:

	Fiscal Years
	2013	2012	2011
Common shares issued	283,267	325,270	272,767
Average price	$22.21	$20.48	$22.58

        As of December 31, 2013, common shares of 1,208,604 were reserved for future issuance under the 2005 ESPP.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Stock-Based Compensation (Continued)

  401(k) Plan

        Advent sponsors a 401(k) Plan to provide retirement benefits for its U.S. employees. This Plan provides for tax-deferred salary deductions for eligible employees. Employees may contribute between 1% and 70% of their compensation to this Plan, limited by an annual maximum amount as determined by the Internal Revenue Service. The Company also makes a 50% matching contribution of up to 6% of employee compensation. The Company's matching contributions to this plan totaled $3.8 million, $4.0 million, and $3.7 million for fiscal 2013, 2012 and 2011, respectively. In addition to the employer matching contribution, Advent may make profit sharing contributions at the discretion of the Board of Directors. Advent did not make any profit sharing contributions in fiscal 2013, 2012 or 2011.

Equity Award Modification

        On June 12, 2013, the Company's Board of Directors approved a one-time special cash dividend (the "Special Dividend") of $9.00 per share payable on each Common Share. In connection with the declaration of the Special Dividend, equity award modifications affecting approximately 900 employees and non-employee directors were made on June 12, 2013 (the "Modification Date") for awards outstanding as of July 9, 2013 in a manner that was intended to preserve the pre-cash dividend economic value of these awards granted under the 2002 Stock Plan, 1998 non-statutory Stock Option Plan and 1995 Director Option Plan.

        The Company recalculated the Black-Scholes fair values of its eligible outstanding options and SARs on the Modification Date, reflecting the reduction in their exercise prices of up to $9.00 per share, to determine the non-cash incremental stock-based compensation expense. For holders of outstanding stock options and SARs for which there otherwise could be a negative tax consequence, the exercise price was reduced only to the extent that there would be no tax consequence; and Advent made a cash payment of $5.4 million in July 2013 to the option and SAR holders for the difference between $9.00 and the exercise price reduction of the award. Additionally, Advent modified eligible outstanding RSUs to allow for a cash payment of an amount equivalent to $9.00 per share of the Company's common stock underlying the unvested RSUs upon vesting.

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Stock-Based Compensation (Continued)

        The following table sets forth the financial impact of the equity award modification that occurred in fiscal 2013 (in millions):

	Cash or Non-Cash	Total Incremental Stock-Based Compensation Expense	Stock-Based Compensation Expense Recognized During Fiscal 2013	Unamortized Stock-Based Compensation Expense as of December 31, 2013
Modification of options and SARs	Non-cash	$24.8	$17.9	$6.9
Modification of options and SARs	Cash	5.4	5.4	—
Modification of RSUs	Cash	10.6	3.8	6.8

Total excluding estimated forfeitures		$40.8	$27.1	$13.7

Total including estimated forfeitures		$38.2	$26.7	$11.5

        Incremental stock-based compensation expense of $26.7 million, net of estimated forfeitures, was recognized during 2013 for awards that were modified in the second quarter of 2013. The vested portion of each award was determined on a grant-by-grant basis, based on the extent to which the award was vested as of the Modification Date. The remaining unamortized stock-based compensation expense, including estimated forfeitures, of approximately $11.5 million at December 31, 2013 is being recognized over the original remaining vesting periods of the awards ranging from 1 to 41 months.

Stock-Based Compensation Expense

        Stock-based compensation expense related to stock options, SARs, ESPP shares, and RSUs was recognized in Advent's consolidated statements of operations for the periods presented as follows (in thousands):

	Fiscal Years
	2013			2012			2011
	Options, SARs & ESPP	RSUs	Total	Options, SARs & ESPP	RSUs	Total	Options, SARs & ESPP	RSUs	Total
Statement of operations classification
Cost of recurring revenues	$2,057	$1,434	$3,491	$1,432	$973	$2,405	$1,105	$1,049	$2,154
Cost of non-recurring revenues	2,449	804	3,253	642	594	1,236	753	561	1,314

Total cost of revenues	4,506	2,238	6,744	2,074	1,567	3,641	1,858	1,610	3,468
Sales and marketing	10,122	3,143	13,265	4,881	2,284	7,165	4,324	1,981	6,305
Product development	5,053	3,810	8,863	2,952	2,869	5,821	2,348	2,790	5,138
General and administrative	16,377	2,930	19,307	2,437	1,737	4,174	2,443	1,784	4,227

Total operating expenses	31,552	9,883	41,435	10,270	6,890	17,160	9,115	6,555	15,670

Total stock-based employee compensation expense	$36,058	$12,121	$48,179	$12,344	$8,457	$20,801	$10,973	$8,165	$19,138

Tax effect on stock-based employee compensation	(14,427)	(4,619)	(19,046)	(4,763)	(3,324)	(8,087)	(4,303)	(3,169)	(7,472)

Effect on net income from continuing operations, net of tax	$21,631	$7,502	$29,133	$7,581	$5,133	$12,714	$6,670	$4,996	$11,666

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Stock-Based Compensation (Continued)

        Advent capitalized stock-based compensation expense of $273,000, $198,000 and $233,000 during fiscal 2013, 2012 and 2011, respectively, associated with the Company's software development, internal-use software and professional services implementation projects.

        As of December 31, 2013, total compensation cost related to unvested awards not yet recognized under all equity compensation plans and including the impact of the equity award modification, adjusted for estimated forfeitures, was $51.1 million and is expected to be recognized through the remaining vesting period of each grant, with a weighted average remaining period of 2.5 years.

Valuation Assumptions

        Advent uses the Black-Scholes option pricing model and the straight-line attribution approach to determine the grant date fair value of stock options, SARs and the ESPP. The fair value of RSUs is equal to the Company's closing stock price on the date of grant.

        The following Black-Scholes option pricing model assumptions were used:

Fiscal Years
	2013	2012	2011
Stock Options and SARs
Risk-free interest rate	0.5% - 1.8%	0.6% - 1.2%	0.9% - 2.4%
Volatility	33.4% - 38.8%	38.4% - 42.9%	36.0% - 42.8%
Expected life	3.94 - 5.06 years	4.02 - 5.50 years	5 years
Expected dividends	None	None	None
Employee Stock Purchase Plan*
Risk-free interest rate	0.1%	0.1%	0.1% - 0.2%
Volatility	31.7% - 31.8%	31.0% - 48.3%	28.6% - 48.3%
Expected life	6 months	6 months	6 months
Expected dividends	None	None	None

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

        The dividend yield assumption is based on the Company's history of not paying regular dividends and the expectation of no recurring dividend payouts.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Stock-Based Compensation (Continued)

Equity Award Activity

        The Company's stock option and SAR activity for the periods presented is as follows (in thousands, except weighted average exercise price):

	Fiscal Years
	2013		2012		2011
	Number of Shares	Weighted Average Exercise Price(1)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	7,668	$14.22	7,029	$18.01	6,780	$15.73
Options and SARs granted	1,220	$22.01	1,895	$24.92	1,469	$26.72
Options and SARs exercised	(2,951)	$14.79	(972)	$15.60	(1,032)	$14.47
Options and SARs canceled	(347)	$23.40	(284)	$23.63	(188)	$22.96

Outstanding at end of year	5,590	$15.05	7,668	$19.82	7,029	$18.01

Exercisable at end of year	2,720	$11.67	4,575	$16.55	4,355	$14.65

(1)
The weighted average exercise prices have been adjusted to reflect the impact of the equity award modification.

        The aggregate intrinsic value of options and SARs outstanding and exercisable as of December 31, 2013 was $111.3 million and $63.3 million, respectively. The intrinsic value is calculated as the difference between the Company's closing stock price of $34.95 on December 31, 2013 and the exercise price of the underlying awards that were in-the-money as of that date.

        The weighted average grant date fair value of options and SARs granted for the total Company, total intrinsic value of options and SARs exercised and cash received from options exercised during the periods presented were as follows (in thousands, except weighted average grant date fair value):

	Fiscal Years
	2013	2012	2011
Options and SARs
Weighted average grant date fair value	$10.47	$8.88	$9.35
Total intrinsic value of awards exercised	$43,514	$10,086	$13,612
Options
Cash received from exercises	$19,495	$5,173	$7,189

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Stock-Based Compensation (Continued)

        The options and SARs outstanding and currently exercisable by exercise price at December 31, 2013 were as follows:

	Options and SARs Outstanding			Options and SARs Exercisable
Exercise Price	Number of Shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares (in thousands)	Weighted Average Exercise Price
$7.84	1,135	2.81	$7.84	1,134	$7.84
$7.92 - $12.10	1,023	6.70	$11.26	465	$10.26
$12.12 - $15.60	563	6.47	$13.33	422	$13.35
$15.73 - $17.73	213	7.72	$17.13	104	$17.25
$17.80	799	8.35	$17.80	266	$17.80
$17.85	3	6.87	$17.85	1	$17.85
$17.91	562	7.54	$17.91	287	$17.91
$18.02 - $21.15	186	8.64	$19.34	41	$18.65
$21.67	1,036	9.38	$21.67	—	$—
$23.85 - $34.48	70	9.69	$30.53	—	$—

As of December 31, 2013	5,590	6.84	$15.05	2,720	$11.67

Expected to vest at December 31, 2013	5,342	6.74	$14.87

        The aggregate intrinsic value of options and SARs expected to vest at December 31, 2013 was $107.3 million.

        The equity awards available for grant for the periods presented were as follows (in thousands):

	Fiscal Years
	2013	2012	2011
Available at beginning of year	4,155	4,545	6,622
Awards authorized	—	1,915	—
Options and SARs granted	(1,220)	(1,895)	(1,469)
Options and SARs canceled	347	284	188
Options expired	—	—	(10)
RSUs granted	(393)	(520)	(489)
RSUs canceled	152	98	94
RSU adjustment(1)(2)	(305)	(272)	(391)

Available at end of year	2,736	4,155	4,545

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

        During fiscal 2013, 2012 and 2011, the Company granted RSUs under its 2002 Stock Plan. The Company's RSU activity during the periods presented is as follows:

	Fiscal Years
	2013		2012		2011
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding and unvested at beginning of year	1,273	$18.16	1,253	$16.51	1,308	$19.58
RSUs granted	393	$30.57	520	$25.69	489	$26.75
RSUs vested	(355)	$22.31	(402)	$21.36	(450)	$35.35
RSUs canceled	(152)	$25.30	(98)	$23.82	(94)	$22.21

Outstanding and unvested at end of year	1,159	$20.16	1,273	$18.16	1,253	$16.51

        The weighted average grant date fair value of RSUs was determined based on the closing market price of the Company's common stock on the date of the award. The aggregate intrinsic value of RSUs outstanding at December 31, 2013 was $40.5 million based on the Company's closing price of $34.95 per share on that date. Additionally, at December 31, 2013, certain unvested RSUs outstanding had a right to a total of $10.4 million of cash payments upon vesting related to the equity award modification in June 2013.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Net Income Per Share

        The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Fiscal Years
	2013	2012	2011
Numerator:
Net income:
Continuing operations	$28,752	$30,231	$28,331
Discontinued operation	50	184	1,839

Total operations	$28,802	$30,415	$30,170

Denominator:
Denominator for basic net income per share—weighted average shares outstanding	51,207	50,614	51,797
Dilutive common equivalent shares:
Employee stock options and other	2,171	1,811	2,288

Denominator for diluted net income per share—weighted average shares outstanding, assuming exercise of potential dilutive common shares	53,378	52,425	54,085

Net income per share(1):
Basic:
Continuing operations	$0.56	$0.60	$0.55
Discontinued operation	—	—	0.04

Total operations	$0.56	$0.60	$0.58

Diluted:
Continuing operations	$0.54	$0.58	$0.52
Discontinued operation	—	—	0.03

Total operations	$0.54	$0.58	$0.56

(1)
Net income per share is based on actual calculated values and totals may not sum due to rounding.

        Weighted average stock options, SARs and RSUs of approximately 1.9 million, 3.2 million and 2.1 million were excluded from the computation of diluted net income per share for fiscal 2013, 2012 and 2011, respectively, because their inclusion would have been anti-dilutive.

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Common Stock Repurchase Programs (Continued)

        The purchase price for the shares of our common stock repurchased is reflected as a reduction to stockholders' equity. In accordance with ASC 505-30, "Treasury Stock", we are required to allocate the purchase price of the repurchased shares as (i) an increase to accumulated deficit and (ii) a reduction of common stock and additional paid-in capital. Issuance of common stock and the tax benefit related to employee stock option plans are recorded as an increase to common stock and additional paid-in capital. As a result of future repurchases, we may continue to report an accumulated deficit included in "Stockholders' (deficit) equity" in the Company's consolidated balance sheets.

        In connection with the secondary market offering of common stock by a selling shareholder during 2013, the Board authorized and Advent repurchased an additional 1.6 million shares of the Company's common stock.

        The following table provides a summary of recent repurchase activity under the stock repurchase programs approved by the Board (in thousands, except per share data):

Fiscal Year	Total Number of Shares Repurchased	Cost	Average Price Paid Per Share
2011	2,243	$51,582	$23.000
2012	1,651	$41,275	$25.000
2013	1,600	$41,256	$25.785

Total	5,494	$134,113	$24.41

        In addition, Advent has withheld shares through net share settlements upon the vesting of restricted stock units and the exercise of stock-settled stock appreciation rights under its equity compensation plan to satisfy tax withholding obligations. At December 31, 2013, there remained approximately 0.4 million shares authorized by the Board remaining for repurchase.

Note 16—Segment, Significant Customer and Geographic Information

  Description of Segments

        ASC 280, "Segment Reporting" establishes standards for reporting information about operating segments in a company's financial statements. While the Company's management considers function, products, market and geography to allocate resources, the Company believes its chief operating decision maker (CODM) is the Company's Chief Executive Officer. Accordingly, the Company has determined its CODM makes decisions and allocates resources based on the Company as a whole and that it operates as one operating segment, Advent Investment Management.

  Significant Customers

        No single customer represented 10% or more of Advent's total net revenues in any fiscal year presented.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Segment, Significant Customer and Geographic Information (Continued)

  Geographic Information

        Geographic information as of and for the periods presented is as follows (in thousands):

	December 31
	2013	2012
Long-lived assets(1):
United States	$45,299	$45,773
International	3,771	4,490

Total long-lived assets	$49,070	$50,263

	Fiscal Years
	2013	2012	2011
Geographic net sales(2):
United States	$312,683	$299,018	$267,736
International	70,276	59,801	58,512

Total net sales	$382,959	$358,819	$326,248

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

        The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities. The fair value of these certain financial assets was determined using the following inputs as of December 31, 2013 and December 31, 2012 (in thousands):

	Fair Value as of December 31, 2013	Level 1	Level 2	Level 3
Financial Liabilities:
Debt(4)	$305,000	$—	$305,000	$—

	Fair Value as of December 31, 2012	Level 1	Level 2	Level 3
Financial Assets:
Money Market Funds(1)	$47,086	$47,086	$—	$—
U.S. government debt securities(3)	59,815	55,817	3,998	—
Corporate debt securities(3)	110,508	—	110,508	—
Foreign government debt securities(2)	2,421	—	2,421	—
Financial Liabilities:
Debt(4)	$95,000	$—	$95,000	$—

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—Fair Value Measurements (Continued)

        There were no transfers between Level 1 and Level 2 assets in fiscal 2013 and Advent does not have any significant assets or liabilities that utilize unobservable or Level 3 inputs.

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

ADVENT SOFTWARE, INC.

SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter(2)	Second Quarter(3)	Third Quarter(4)	Fourth Quarter(5)
	(in thousands, except per share data)
2013(1):
Net revenues	$92,490	$96,123	$96,767	$97,579
Gross margin	$64,011	$65,727	$64,976	$68,524
Income (loss) from continuing operations	$16,213	$(5,849)	$17,371	$18,397
Net income (loss) from continuing operations	$12,057	$(4,155)	$9,833	$11,017
Net (loss) income from discontinued operation	$(22)	$110	$(20)	$(18)
Net income (loss)	$12,035	$(4,045)	$9,813	$10,999
Basic net income (loss) per share:
Continuing operations	$0.24	$(0.08)	$0.19	$0.22
Discontinued operation	$—	$—	$—	$—
Total operations	$0.24	$(0.08)	$0.19	$0.22
Diluted net income (loss) per share:
Continuing operations	$0.23	$(0.08)	$0.18	$0.20
Discontinued operation	$—	$—	$—	$—
Total operations	$0.23	$(0.08)	$0.18	$0.20
2012(1):
Net revenues	$86,904	$89,724	$90,174	$92,017
Gross margin	$57,769	$58,395	$57,361	$62,578
Income from continuing operations	$11,795	$12,063	$12,629	$12,692
Net income from continuing operations	$7,317	$7,197	$7,687	$8,030
Net (loss) income from discontinued operation	$(23)	$245	$11	$(49)
Net income	$7,294	$7,442	$7,698	$7,981
Basic net income per share:
Continuing operations	$0.14	$0.14	$0.15	$0.16
Discontinued operation	$—	$—	$—	$—
Total operations	$0.14	$0.15	$0.15	$0.16
Diluted net income per share:
Continuing operations	$0.14	$0.14	$0.15	$0.16
Discontinued operation	$—	$—	$—	$—
Total operations	$0.14	$0.14	$0.15	$0.15

(1)
Net income (loss) per share is based on actual calculated values and totals may not sum due to rounding.

(2)
The Company's results of operations for the first quarter of 2013 include restructuring charges of $2.3 million.

(3)
The Company's results of operations for the second quarter of 2013 include $21.9 million of stock-based compensation expense related to the equity award modification, $6.0 million for advisory fees related to the dividend recapitalization (debt modification, Special Dividend and equity award modification), and $0.8 million in restructuring charges.

(4)
The Company's results of operations for the third quarter of 2013 include $2.5 million of stock-based compensation expense related to the equity award modification, and a restructuring benefit of $(0.2) million.

(5)
The Company's results of operations for the fourth quarter of 2013 include $2.3 million of stock-based compensation expense related to the equity award modification and $0.8 million in restructuring charges. The Company's results of operations for the fourth quarter of 2012 include restructuring charges of $3.6 million.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures

        The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management evaluated, with the participation of the Principal Executive Officer and Principal Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Management's annual report on internal control over financial reporting

        See "Management's Report on Internal Control over Financial Reporting" on page 74.

Changes in internal control over financial reporting

        There were no changes in our internal control over financial reporting which were identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the fourth quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, Advent's internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information on Directors appearing under the heading "Corporate Governance", "Corporate Governance and Nominating Committee Matters" and "Proposal No. 1: Election of Directors" in the Notice of the 2014 Annual Meeting of Stockholders and 2014 Proxy Statement, to be filed pursuant to Rule 14a-6(b) under the Securities and Exchange Act of 1934 (the "Exchange Act"), in connection with Advent Software Inc.'s (the "Company's") 2014 Annual Meeting of Stockholders (the "2014 Proxy Statement"), is incorporated by reference in this Annual Report on Form 10-K. Information required by this Item related to the executive officers can be found in the section captioned "Executive Officers of the Registrant" under Part I, "Item 1. Business" of this Annual Report on Form 10-K, and is also incorporated herein by reference. Information required by this Item regarding any material changes to the process by which security holders may recommend nominees to the Company's Board of Directors appears under the heading "Procedural Matters" in our 2014 Proxy Statement and is incorporated herein by reference.

        The information contained under the heading "Beneficial Ownership Reporting Compliance Section 16(a)" in the Company's 2014 Proxy Statement are incorporated by reference in this Annual Report on Form 10-K.

        The current members of the audit committee are Christine S. Manfredi, James D. Kirsner (Chair) and Wendell Van Auken, each of whom is "independent" as defined by current Nasdaq listing standards. Advent's Board of Directors has determined that all members of the Company's Audit Committee are financial experts as defined by Item 401(h) of Regulation S-K of the Exchange Act.

        The Company has a code of business ethics and conduct that applies to all of its employees, including its Principal Executive Officer, Principal Financial Officer and its Board of Directors. A copy of this code, "Code of Business Ethics and Conduct", is available on our website at http://investor.advent.com/phoenix.zhtml?c=96626&p=irol-govHighlights.

        The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on our website.

Item 11.    Executive Compensation

        Information required by this Item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders, where it is included under the caption "Compensation Committee Matters."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required by this Item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders, where it is included under the captions "Beneficial Security Ownership of Management and Certain Beneficial Owners," and "Equity Compensation Plan Information."

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required by this Item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders, where it is included under the caption "Certain Relationships and Related Transactions" and "Corporate Governance."

Item 14.    Principal Accountant Fees and Services

        Information required by this Item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders, where it is included under the caption "Fees to Independent Registered Public Accounting Firm."

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following documents are filed as part of this Report

  1.
  Financial Statements

        The following are included in Item 8:

  2.
  Financial Statement Schedule

        The following financial statement schedule for the years ended December 31, 2013, 2012 and 2011 should be read in conjunction with the consolidated financial statements of Advent Software, Inc. filed as part of this Annual Report on Form 10-K:

Schedule II
ADVENT SOFTWARE, INC
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2013, 2012 and 2011

	Balance at Beginning of Period	Additions (Reductions) Charged to Expense	Write-offs / Adjustments	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
2011	$168	$230	$(292)	$106
2012	$106	$403	$(399)	$110
2013	$110	$278	$(157)	$231
Allowance for sales returns:
2011	$2,003	$(187)	$—	$1,816
2012	$1,816	$1,154	$—	$2,970
2013	$2,970	$(306)	$—	$2,664
Deferred tax asset valuation allowance:
2011	$820	$188	$(116)	$892
2012	$892	$(35)	$5	$862
2013	$862	$(36)	$—	$826

        Schedules other than those listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

  3.
  Exhibits

        Index to exhibits

        The following exhibits are filed as a part of, or incorporated by reference into this Form 10-K:

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
1.1	Underwriting Agreement, dated August 8, 2013, by and among certain stockholders of Advent Software, Inc. and the several underwriters thereto	8-K	8/8/2013	1.1
3.1	Third Amended and Restated Certificate of Incorporation of Registrant	8-K	6/8/2010	3.1
3.2	Amended and Restated Bylaws of Registrant	10-Q	11/8/2013	3.1
4.1	Specimen Common Stock Certificate of Registrant	SB-2	11/15/1995	**
10.1	Form of Indemnification Agreement for Executive Officers and Directors*	SB-2	11/15/1995	**
10.2	1993 Profit Sharing & Employee Savings Plan, as amended*	SB-2	11/15/1995	**
10.3	1995 Director Option Plan, as amended*	10-Q	8/5/2013	10.3
10.4	2002 Stock Option Plan, as amended*	10-Q	8/5/2013	10.5
10.5	2005 Employee Stock Purchase Plan*	DEF 14A	4/22/2005	Appendix A
10.6	Office Lease dated January 6, 2006, between Toda Development, Inc. and Advent for facilities located at 600 Townsend Street in San Francisco, California.	8-K	1/12/2006	10.1
10.7	Executive Severance Plan dated March 14, 2006*	10-K	3/31/2006	10.13
10.8	Summary of Plan Terms for 2008 Executive Short-Term Incentive Plan*	8-K	2/5/2008	10.1
10.9	2002 Stock Plan, as amended*	DEF 14A	4/4/2008	Appendix A
10.10	Summary of Plan Terms for 2009 Executive Short-Term Incentive Plan*	8-K	1/26/2009	10.1
10.11	Office Lease dated September 30, 2009 between 1114 6th Avenue Co. LLC and Advent for facilities located at 1114 Avenue of the Americas in New York, New York.	8-K	10/6/2009	10.1
10.12	2002 Stock Plan, as amended*	DEF 14A	4/1/2009	Appendix A
10.13	Summary of Plan Terms for 2010 Executive Short-Term Incentive Plan*	8-K	2/18/2010	10.1
10.14	Description of Director Compensation	10-K	3/12/2010	10.16

Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
10.15	2002 Stock Plan, as amended*	8-K	6/8/2010	10.1
10.16	Summary of Plan Terms for 2011 Executive Short-Term Incentive Plan*	8-K	5/16/2011	10.1
10.17	Amended and Restated Credit Agreement	8-K	6/13/2013	10.1
10.18	Amended and Restated Guarantee and Collateral Agreement	8-K	6/13/2013	10.2
10.19	Summary of Plan Terms for 2012 Executive Short-Term Incentive Plan*	8-K	2/13/2012	n/a
10.20	2002 Stock Plan, as amended*	DEF 14A	3/30/2012	Appendix A
10.21	Executive Severance Plan dated March 14, 2006, as amended*	10-Q	11/8/2012	10.1
10.22	1998 Nonstatutory Stock Option Plan, as amended*	10-Q	8/5/2013	10.4
10.23	Stock Repurchase Agreement, dated August 8, 2013, by and between Advent Software, Inc. and representatives for several underwriters under the Underwriting Agreement	10-Q	11/8/2013	10.4
10.24	Description of Director Compensation				X
21.1	Subsidiaries of Advent				X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included on page 129 of this Form 10-K)				X
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002				X
101. INS	XBRL Intance				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation				X

Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
101. LAB	XBRL Taxonomy Extension Labels				X
101.PRE	XBRL Extension Presentation				X
101.DEF	XBRL Taxonomy Extension Definition				X

*
Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

**
Incorporated by reference to the exhibit filed with Advent's registration statement filed on Form SB-2 (commission file number 33-97912-LA), declared effective on November 15, 1995.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 25th day of February, 2014.

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

Signature	Title	Date

/s/ DAVID PETER HESS David Peter Hess	Chief Executive Officer, President and Director (Principal Executive Officer)	February 25, 2014
/s/ JAMES S. COX James S. Cox	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2014
/s/ STEPHANIE G. DIMARCO Stephanie G. DiMarco	Chair of the Board	February 25, 2014
/s/ ASIFF S. HIRJI Asiff S. Hirji	Director	February 25, 2014
/s/ JAMES D. KIRSNER James D. Kirsner	Director	February 25, 2014
/s/ CHRISTINE S. MANFREDI Christine S. Manfredi	Director	February 25, 2014
/s/ ROBERT M. TARKOFF Robert M. Tarkoff	Director	February 25, 2014
/s/ WENDELL G. VAN AUKEN Wendell G. Van Auken	Lead Independent Director	February 25, 2014