Form 10-Q
period 2014-03-31
ADVENT SOFTWARE INC /DE/
filed 2014-05-06
CIK 1002225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

The number of shares of the registrant’s common stock outstanding as of April 30, 2014 was 51,467,498

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31	December 31
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$44,964	$33,828
Accounts receivable, net	49,097	58,717
Deferred taxes, current	24,898	24,898
Prepaid expenses and other	29,094	30,114
Current assets of discontinued operation	100	100
Total current assets	148,153	147,657
Property and equipment, net	31,417	31,698
Goodwill	208,146	207,818
Other intangibles, net	25,248	27,392
Deferred taxes, long-term	21,966	23,020
Other assets	15,947	17,372
Noncurrent assets of discontinued operation	1,337	1,337

Total assets	$452,214	$456,294

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,687	$5,348
Accrued liabilities	35,243	41,625
Deferred revenues	179,314	186,107
Current portion of long-term debt	20,000	20,000
Current liabilities of discontinued operation	612	600
Total current liabilities	238,856	253,680
Deferred revenue, long-term	8,501	7,809
Long-term income taxes payable	7,667	7,667
Long-term debt	275,000	285,000
Other long-term liabilities	10,634	11,171
Noncurrent liabilities of discontinued operation	2,630	2,782

Total liabilities	543,288	568,109

Commitments and contingencies (See Note 12)

Stockholders’ deficit:
Common stock	514	513
Additional paid-in capital	51,890	42,533
Accumulated deficit	(154,984)	(165,870)
Accumulated other comprehensive income	11,506	11,009
Total stockholders’ deficit	(91,074)	(111,815)

Total liabilities and stockholders’ deficit	$452,214	$456,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31
	2014	2013

Net revenues:
Recurring revenues	$89,129	$84,483
Non-recurring revenues	7,675	8,007

Total net revenues	96,804	92,490

Cost of revenues:
Recurring revenues	18,627	16,412
Non-recurring revenues	8,055	9,568
Amortization of developed technology	1,800	2,499

Total cost of revenues	28,482	28,479

Gross margin	68,322	64,011

Operating expenses:
Sales and marketing	19,729	17,204
Product development	17,639	16,962
General and administrative	10,558	10,360
Amortization of other intangibles	909	957
Restructuring charges	174	2,315

Total operating expenses	49,009	47,798

Income from continuing operations	19,313	16,213
Interest and other income (expense), net	(2,225)	(303)

Income from continuing operations before income taxes	17,088	15,910
Provision for income taxes	6,181	3,853

Net income from continuing operations	$10,907	$12,057

Discontinued operation:
Net loss from discontinued operation (net of applicable taxes of $(14) and $(15), respectively)	(21)	(22)

Net income	$10,886	$12,035

Basic net income (loss) per share:
Continuing operations	$0.21	$0.24
Discontinued operation	(0.00)	(0.00)
Total operations	$0.21	$0.24

Diluted net income (loss) per share:
Continuing operations	$0.20	$0.23
Discontinued operation	(0.00)	(0.00)
Total operations	$0.20	$0.23

Weighted average shares used to compute net income (loss) per share:
Basic	51,358	50,563
Diluted	53,807	52,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

Net income (loss) per share is based on actual calculated values and totals may not sum due to rounding.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31
	2014	2013

Net income	$10,886	$12,035

Other comprehensive income (loss), net of taxes
Foreign currency translation	499	(3,640)
Unrealized gain on marketable securities (net of applicable taxes of $0 and $31, respectively)	—	6
Total other comprehensive income (loss), net of taxes	499	(3,634)

Comprehensive income	$11,385	$8,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31
	2014	2013
Cash flows from operating activities:
Net income	$10,886	$12,035
Adjustment to net income for discontinued operation net loss	21	22
Net income from continuing operations	10,907	12,057

Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Stock-based compensation	7,628	5,017
Excess tax benefit from stock-based compensation	(3,348)	(403)
Depreciation and amortization	5,475	6,400
Amortization of debt issuance costs	354	98
(Reduction of) provision for doubtful accounts	(12)	219
(Reduction of) provision for sales reserves	(250)	68
Deferred income taxes	(135)	1,724
Other	130	(45)
Effect of statement of operations adjustments	9,842	13,078
Changes in operating assets and liabilities:
Accounts receivable	9,633	5,368
Prepaid and other assets	2,094	204
Accounts payable	(1,999)	(953)
Accrued liabilities	(8,151)	(5,600)
Deferred revenues	(5,852)	(5,833)
Income taxes payable	4,401	(1,131)
Effect of changes in operating assets and liabilities	126	(7,945)

Net cash provided by operating activities from continuing operations	20,875	17,190

Cash flows from investing activities:
Purchases of property and equipment	(2,085)	(959)
Capitalized software development costs	(472)	—
Purchases of marketable securities	—	(39,715)
Sales and maturities of marketable securities	—	41,371

Net cash (used in) provided by investing activities from continuing operations	(2,557)	697

Cash flows from financing activities:
Proceeds from common stock issued from exercises of stock options	1,246	3,492
Excess tax benefits from stock-based compensation	3,348	403
Withholding taxes related to equity award net share settlement	(1,581)	(896)
Repayment of debt	(10,000)	(2,500)

Net cash (used in) provided by financing activities from continuing operations	(6,987)	499

Net cash transferred to discontinued operation	(161)	(151)

Effect of exchange rate changes on cash and cash equivalents	(34)	(330)

Net change in cash and cash equivalents from continuing operations	11,136	17,905
Cash and cash equivalents of continuing operations at beginning of period	33,828	58,217

Cash and cash equivalents of continuing operations at end of period	$44,964	$76,122

Supplemental disclosure of cash flow information:
Noncash investing activities:
Capital expenditures included in accounts payable	$469	$—

Cash flows from discontinued operation of MicroEdge, Inc.:
Net cash used in operating activities	$(161)	$(151)
Net cash transferred from continuing operations	161	151

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

Advent has prepared these condensed consolidated financial statements in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in these interim statements pursuant to such SEC rules and regulations. These interim financial statements should be read in conjunction with the audited financial statements and related notes included in Advent’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Interim results are not necessarily indicative of the results to be expected for the full year, and no representation is made thereto.

These condensed consolidated financial statements include, in the opinion of management, all adjustments necessary to state fairly the financial position, results of continuing operations and cash flows for each interim period shown. All such adjustments occur in the ordinary course of business and are of a normal, recurring nature.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2014, as compared to the recent accounting pronouncements described in Advent’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, that are of significance, or potential significance, to the Company’s condensed consolidated financial statements.

Note 2—Financial Statement Detail

Recurring and non-recurring revenues

The following is a summary of recurring and non-recurring revenues (in thousands):

	Three Months Ended March 31
	2014	2013

Term license revenues	$47,039	$41,252
Perpetual maintenance revenues	16,142	16,436
Assets under administration revenues	1,609	2,733
Other recurring revenues	24,339	24,062

Total recurring revenues	$89,129	$84,483

Professional services and other revenues	$7,243	$7,052
Perpetual license fees	432	955

Total non-recurring revenues	$7,675	$8,007

Prepaid expenses and other

The following is a summary of prepaid expenses and other (in thousands):

	March 31	December 31
	2014	2013

Prepaid contract expense	$8,879	$10,139
Deferred commissions	6,212	6,552
Prepaid income tax	1,068	2,659
Debt issuance costs	1,417	1,417
Other	11,518	9,347

Total prepaid expenses and other	$29,094	$30,114

Other assets

The following is a summary of other assets (in thousands):

	March 31	December 31
	2014	2013

Debt issuance costs	$4,545	$4,899
Prepaid contract expense, long-term	4,324	4,466
Long-term deferred commissions	3,828	4,098
Deposits	2,746	2,608
Other	504	1,301

Total other assets	$15,947	$17,372

Deposits include a restricted cash balance of $1.3 million at March 31, 2014 and December 31, 2013 primarily related to the Company’s San Francisco headquarters and facilities in New York. Refer to Note 12, “Commitments and Contingencies” for additional information.

Accrued liabilities

The following is a summary of accrued liabilities (in thousands):

	March 31	December 31
	2014	2013

Salaries and benefits payable	$17,038	$26,425
Accrued dividend equivalents on restricted stock units	4,456	3,171
Deferred rent, current portion	2,143	2,138
Accrued restructuring, current portion	680	998
Other	10,926	8,893

Total accrued liabilities	$35,243	$41,625

Accrued restructuring charges are discussed further in Note 13, “Restructuring Charges” contained herein. As part of the recapitalization in 2013, as disclosed in Advent’s 2013 Annual Report on Form 10-K, holders of restricted stock units (RSUs) have the right to receive $9.00 per RSU upon vesting. At March 31, 2014 and December 31, 2013, “Other” accrued liabilities included accruals for sales and business taxes and other miscellaneous items.

Deferred revenues

The following table sets forth the composition of total short-term and long-term deferred revenues (in thousands):

	March 31	December 31
	2014	2013

Term license deferred revenue	$99,957	$99,473
Term implementations deferred revenue	38,871	40,221
Perpetual license/maintenance deferred revenue	27,959	32,657
Other recurring deferred revenue	21,028	21,565

Total deferred revenues	$187,815	$193,916

Other long-term liabilities

The following is a summary of other long-term liabilities (in thousands):

	March 31	December 31
	2014	2013

Deferred rent	$8,268	$8,677
Long-term deferred tax liability	1,847	1,982
Other	519	512

Total other long-term liabilities	$10,634	$11,171

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of related taxes, at March 31, 2014 and December 31, 2013, included accumulated foreign currency translation adjustments of $11.5 million and $11.0 million, respectively.

Note 3—Goodwill

The changes in the carrying value of goodwill for the three months ended March 31, 2014 were as follows (in thousands):

Carrying Value

Balance at December 31, 2013	$207,818
Translation adjustments	328

Balance at March 31, 2014	$208,146

Translation adjustments reflect the impact of translating goodwill balances denominated in various foreign currencies to the U.S. Dollar. The $0.3 million translation adjustment resulted from a weakening of the U.S. Dollar exchange rate versus other currencies during the first quarter of 2014.

Note 4—Other Intangibles, Net

Other intangibles are summarized as follows (in thousands, except weighted average amortization period):

	Weighted
	Average
	Amortization
	Period		Accumulated
	(Years)	Gross	Amortization	Net

Purchased technologies	5.1	$50,984	$(40,285)	$10,699
Product development costs	3.0	21,022	(17,797)	3,225

Developed technology sub-total		72,006	(58,082)	13,924

Customer relationships	6.4	40,993	(30,543)	10,450
Other intangibles	4.1	4,649	(3,775)	874

Other intangibles sub-total		45,642	(34,318)	11,324

Balance at March 31, 2014		$117,648	$(92,400)	$25,248

	Weighted
	Average
	Amortization
	Period		Accumulated
	(Years)	Gross	Amortization	Net

Purchased technologies	5.1	$50,711	$(38,877)	$11,834
Product development costs	3.0	20,524	(17,183)	3,341

Developed technology sub-total		71,235	(56,060)	15,175

Customer relationships	6.4	40,936	(29,786)	11,150
Other intangibles	4.1	4,645	(3,578)	1,067

Other intangibles sub-total		45,581	(33,364)	12,217

Balance at December 31, 2013		$116,816	$(89,424)	$27,392

The changes in the carrying value of other intangibles during the three months ended March 31, 2014 are summarized as follows (in thousands):

		Accumulated
	Gross	Amortization	Net

Balance at December 31, 2013	$116,816	$(89,424)	$27,392
Additions	498	—	498
Amortization	—	(2,709)	(2,709)
Translation adjustments	334	(267)	67

Balance at March 31, 2014	$117,648	$(92,400)	$25,248

Based on the carrying amount of other intangibles as of March 31, 2014, the estimated future amortization is as follows (in thousands):

	Nine
	Months Ending
	December 31	Years Ending December 31
	2014	2015	2016	2017	2018	Thereafter	Total

Developed technology	$4,813	$5,622	$3,202	$287	$—	$—	$13,924
Other intangibles	2,487	3,235	2,728	1,887	944	43	11,324

Total	$7,300	$8,857	$5,930	$2,174	$944	$43	$25,248

Note 5—Debt

On June 12, 2013, Advent entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”). The Restated Credit Agreement amended and restated Advent’s prior Credit Agreement, dated November 30, 2011. The Restated Credit Agreement provides for (i) a $200 million revolving credit facility, with a $25 million letter of credit sublimit and a $10 million swingline loan sublimit and (ii) a $225 million term loan facility. Advent may request revolving loans, swingline loans or the issuance of letters of credit until June 12, 2018, subject to demonstrating pro forma compliance with the financial covenant requirement under the Restated Credit Agreement. The Restated Credit Agreement also contains an incremental facility permitting Advent, subject to certain requirements, to arrange with the Lenders and/or new lenders for up to an aggregate of $75 million in additional commitments in the form of revolving loans or term loans. The proceeds of the revolving loans and term loans under the Restated Credit Agreement may be used for general purposes, including to finance dividends, repurchase common shares, finance acquisitions, or to finance other investments.

Minimum principal payments with respect to the term loans are due in 20 equal consecutive quarterly principal installments of $5.0 million, commencing on September 13, 2013, with the remaining outstanding principal balance and all accrued and unpaid interest due on June 12, 2018. Principal payments with respect to the revolving loans, together with all accrued and unpaid interest, are due on June 12, 2018. Advent may prepay the term loans and revolving loans at any time without penalty.

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

The Restated Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict Advent and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, pay dividends or make distributions, make investments, make acquisitions, prepay certain indebtedness, enter into certain transactions with affiliates, enter into sale and leaseback transactions, enter into swap agreements and enter into restrictive agreements, in each case subject to customary exceptions for a credit facility of this size and type. Advent is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. At March 31, 2014, Advent had a total debt balance of $295.0 million under its Restated Credit Agreement, of which $85.0 million was under the revolving credit facility; and at December 31, 2013, Advent had a total debt balance of $305.0 million under its Restated Credit Agreement, of which $90.0 million was under the revolving credit facility. Advent was in compliance with all associated covenants as of March 31, 2014 as follows:

Ratio Calculation
	Covenant	as of
Covenant	Requirement	March 31, 2014

Leverage ratio (1)	Maximum 4.0x	2.6x

Interest coverage ratio (2)	Minimum 2.5x	12.7x

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

Note 6—Fair Value Measurements

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

The Company measures certain financial assets and liabilities at fair value on a recurring basis. The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate fair value based on the short-term maturities of these instruments. The carrying amount of debt approximates fair value as the underlying variable interest rate approximates current market rates and the Company’s credit risk has not changed significantly since the date of issuance. At March 31, 2014 and December 31, 2013, Advent had outstanding debt of $295.0 million and $305.0 million, respectively, which was valued using level 2 inputs.

There were no transfers between Level 1 and Level 2 assets during the first quarter of 2014 and Advent does not have any significant assets or liabilities that utilize unobservable or Level 3 inputs.

Note 7—Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense related to stock options, stock appreciation rights (“SARs”), employee stock purchase plan (“ESPP”) shares, and restricted stock units (“RSUs”) was recognized in the Company’s condensed consolidated statement of operations for the periods presented as follows (in thousands):

	Three Months Ended March 31
	2014	2013
Statement of operations classification
Cost of recurring revenues	$842	$488
Cost of non-recurring revenues	375	382
Total cost of revenues	1,217	870

Sales and marketing	2,635	1,523
Product development	1,925	1,326
General and administrative	1,851	1,298
Total operating expenses	6,411	4,147

Total stock-based employee compensation expense	7,628	5,017

Tax effect on stock-based employee compensation expense	(2,927)	(2,046)

Effect on net income from continuing operations, net of tax	$4,701	$2,971

As of March 31, 2014, total compensation cost related to unvested awards not yet recognized under all equity compensation plans was $53.2 million and is expected to be recognized over the remaining vesting period of each grant, with a weighted average remaining period of 2.4 years for the group as a whole.

Valuation Assumptions

Advent uses the Black-Scholes option pricing model and the straight-line attribution approach to determine the grant date fair value of stock options, SARs and the ESPP. The fair value of RSUs is equal to the Company’s closing stock price on the date of grant.

The following Black-Scholes option pricing model assumptions were used for stock options and SARs granted in the following periods:

	Three Months Ended March 31
Stock Options & SARs	2014	2013
Risk-free interest rate	1.5% - 1.6%	0.8% - 0.9%
Volatility	34.4% - 35.1%	37.5% - 38.8%
Expected life (in years)	4.77	5.06
Expected dividends	None	None

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

The dividend yield assumption was based on the Company’s history of not paying regular dividends and the future expectation of no recurring dividend payouts at the time of grant. The Company’s recent announcement to pay a recurring quarterly cash dividend will be reflected in this assumption in future periods. Refer to Note 14 “Subsequent Event” contained herein for additional information on the quarterly dividend.

Equity Award Activity

The Company’s stock option and SAR activity for the first quarter of 2014 was as follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Life	Value
	(in thousands)	Price	(in years)	(in thousands)

Outstanding at December 31, 2013	5,590	$15.05
Options & SARs granted	46	$32.12
Options & SARs exercised	(304)	$12.70
Options & SARs canceled	(50)	$19.34
Outstanding at March 31, 2014	5,282	$15.29	6.67	$74,567
Exercisable at March 31, 2014	2,591	$11.87	4.68	$45,306

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $29.36 on March 31, 2014 for options and SARs that were in-the-money as of that date.

The weighted average grant date fair value of options and SARs granted, total intrinsic value of options and SARs exercised and cash received from options exercised during the periods presented were as follows (in thousands, except weighted average grant date fair value):

	Three Months Ended March 31
	2014	2013
Options and SARs
Weighted average grant date fair value	$10.34	$8.96
Total intrinsic value of awards exercised	$5,955	$6,204

Options
Cash received from exercises	$1,246	$3,492

The Company settles exercised stock options and SARs with newly issued common shares.

The Company’s RSU activity for the three months ended March 31, 2014 was as follows:

		Weighted
	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value

Outstanding and unvested at December 31, 2013	1,159	$20.16
RSUs granted	425	$31.14
RSUs vested	(9)	$32.18
RSUs canceled	(29)	$27.10
Outstanding and unvested at March 31, 2014	1,546	$22.98

In March 2014, the Company granted approximately 334,000 RSUs with performance-based criteria to certain of its executives and other key employees under its 2002 Stock Plan. These awards are scheduled to vest three years from the date of grant. The number of shares that will ultimately vest will vary from 0% to 100% of the granted shares, depending upon the amount of cumulative recurring revenue (35% weight) and cumulative non-GAAP operating profit (65% weight) during the three-year period. The Company will evaluate the probability of meeting these criteria on a quarterly basis and, if necessary, record a cumulative adjustment to stock-based compensation expense recognized in the quarter.

The weighted average grant date fair value of RSUs was determined based on the closing market price of the Company’s common stock on the date of the award. The aggregate intrinsic value of RSUs outstanding at March 31, 2014 was $45.4 million based on the Company’s closing stock price of $29.36 per share on that date.

Note 8—Derivative Financial Instruments

The Company periodically enters into foreign currency forward contracts with financial institutions to reduce the risk that the Company’s cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. These forward contracts are not designated for trading or speculative purposes and are not designated as hedging instruments. The Company uses foreign currency forward contracts to hedge a portion of its receivable balances denominated in Euro, Swedish Krona, British Pounds, South African Rand and Norwegian Kroner. The Company recognizes gains and losses on these contracts, as well as related costs, in “Interest and other income (expense), net” in the condensed consolidated statement of operations along with the gains and losses of the related hedged items. The Company records the fair value of derivative instruments as either “Prepaid expenses and other” or “Accrued liabilities” in the condensed consolidated balance sheet based on current market rates.

As of March 31, 2014, Advent had no outstanding foreign currency forward contracts and there was no impact to the accompanying condensed consolidated statements of operations for the three months ended March 31, 2014. The effect of the derivative financial instruments on the accompanying condensed consolidated statement of operations for the three months ended March 31, 2013 was to increase foreign exchange gains by approximately $28,000, which reflects net realized and unrealized gains related to our derivative financial instruments.

Note 9—Income Taxes

The following table summarizes the activity relating to the Company’s unrecognized tax benefits during the three months ended March 31, 2014 (in thousands):

Total

Balance at December 31, 2013	$14,678
Gross increases related to current period tax positions	142
Balance at March 31, 2014	$14,820

At March 31, 2014 and December 31, 2013, Advent had gross unrecognized tax benefits of $14.8 million and $14.7 million, respectively. During the three months ended March 31, 2014, the Company increased the amount of unrecognized tax benefits by approximately $142,000 relating to California research credits and Massachusetts research credits. If recognized, the total unrecognized tax benefits would decrease Advent’s tax provision and increase net income by approximately $12.2 million. The impact on net income reflects the liabilities for unrecognized tax benefits, net of the federal tax benefit of state income tax items. The Company’s liabilities for unrecognized tax benefits relate primarily to federal research credits, California research and enterprise zone tax credits and various state net operating losses.

Advent is subject to taxation in the U.S. and various states and jurisdictions outside the U.S. Advent is currently undergoing a State of California franchise tax examination for the 2006 and 2007 tax years. At March 31, 2014, Advent was not under examination in any other income tax jurisdiction at the present time and does not anticipate the total amount of its unrecognized tax benefits to significantly change over the next 12 months. The material jurisdictions that are subject to examination by tax authorities include federal for tax years after 2009 and California for tax years after 2005.

As of March 31, 2014, Advent made no provision for a cumulative total of $24.1 million of undistributed earnings for certain non-U.S. subsidiaries, which are deemed to be permanently reinvested.

Note 10—Discontinued Operation

During 2009, the Company discontinued the operations of its wholly-owned subsidiary, MicroEdge, Inc. (“MicroEdge”). In connection with the sale of MicroEdge, the Company vacated its MicroEdge facilities in New York and entered into a sub-lease agreement with the purchaser, whereby the purchaser contracted to sub-lease the premises through the end of the amended lease term in November 2018.

The following table sets forth an analysis of the components of the restructuring charges related to the Company’s discontinued operation and the payments and non-cash charges made against the accrual during the first quarter of 2014 (in thousands):

Facility Exit
Costs

Balance of restructuring accrual at December 31, 2013	$3,351
Cash payments	(175)
Accretion of prior restructuring costs	34

Balance of restructuring accrual at March 31, 2014	$3,210

Of the remaining restructuring accrual of $3.2 million at March 31, 2014, $0.6 million is included in “Current liabilities of discontinued operation” in the accompanying condensed consolidated balance sheet. The facility exit costs will be paid over the remaining lease term through November 2018.

Note 11—Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended March 31
	2014	2013
Numerator:
Net income (loss):
Continuing operations	$10,907	$12,057
Discontinued operation	(21)	(22)

Total operations	$10,886	$12,035

Denominator:
Denominator for basic net income (loss) per share - weighted average shares outstanding	51,358	50,563

Dilutive common equivalent shares:
Employee stock options and other	2,449	2,035

Denominator for diluted net income (loss) per share - weighted average shares outstanding, assuming exercise of potential dilutive common equivalent shares	53,807	52,598

Net income (loss) per share (1):
Basic:
Continuing operations	$0.21	$0.24
Discontinued operation	(0.00)	(0.00)

Total operations	$0.21	$0.24

Diluted:
Continuing operations	$0.20	$0.23
Discontinued operation	(0.00)	(0.00)

Total operations	$0.20	$0.23

(1) Net income (loss) per share is based on actual calculated values and totals may not sum due to rounding.

Weighted average stock options, SARs and RSUs of approximately 1.1 million and 3.2 million for the first quarters of 2014 and 2013, respectively, were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive.

Note 12—Commitments and Contingencies

Lease Obligations

Advent leases office space and equipment under non-cancelable operating lease agreements, which expire at various dates through June 2025. Some operating leases contain escalation provisions for adjustments in the consumer price index. Advent is responsible for maintenance, insurance, and property taxes. Excluding leases and associated sub-leases for MicroEdge facilities, as of March 31, 2014, Advent’s remaining operating lease commitments through 2025 were approximately $54.6 million.

On October 1, 2009, Advent completed the sale of the Company’s MicroEdge subsidiary. At March 31, 2014, the gross operating lease commitments and sub-lease income related to this discontinued operation facility totaled $6.0 million and $2.7 million, respectively.

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

Note 13—Restructuring Charges

The following table sets forth an analysis of the changes in the restructuring accrual during the first quarter of 2014 (in thousands):

	Facility Exit	Severance &
	Costs	Benefits	Total

Balance of restructuring accrual at December 31, 2013	$185	$813	$998
Restructuring charges	—	174	174
Cash payments	—	(492)	(492)

Balance of restructuring accrual at March 31, 2014	$185	$495	$680

The remaining restructuring accrual of $0.7 million at March 31, 2014 is included in “Accrued liabilities” in the accompanying condensed consolidated balance sheet.

Note 14—Subsequent Event

On April 28, 2014, the Company announced that its Board of Directors had approved a quarterly cash dividend to its shareholders. A quarterly cash dividend payment of $0.13 per common share will be made on July 15, 2014 to shareholders of record as of June 30, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes included under Item 1 of this Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended, including, but not limited to statements referencing our expectations relating to future revenues, expenses and operating margins. Forward-looking statements can be identified by the use of terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “intends” or other similar terms and the negative of such terms regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include, among others, statements referencing our expectations relating to future revenues, expenses and operating margins, regarding the future of the investment management market and opportunities for us related thereto, future expansion, product releases, acquisition, divestment of or investment in other businesses, projections of revenues, future cost and expense levels, expected timing and amount of amortization expenses related to past acquisitions, future effective tax rates, future exchange rates, the adequacy of resources to meet future cash requirements, renewal rates, estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, future client wins, future hiring and future product introductions and acceptance. Such forward-looking statements are based on our current plans and expectations and involve known and unknown risks and uncertainties which may cause our actual results or performance to be materially different from any results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to the “Risk Factors” set forth in “Item 1A. Risk Factors” in this Form 10-Q, as well as other risks identified from time to time in other Securities and Exchange Commission (“SEC”) reports. You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results, levels of activity or performance and represent our expectations only as of the date they are made.

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

The results of MicroEdge, a former subsidiary which we sold in 2009, have been reclassified as a discontinued operation for all periods presented. Unless otherwise noted, discussion in this document pertains to our continuing operations.

Recent Developments

•                  Quarterly cash dividend. On April 28, 2014, the Company announced that its Board of Directors had approved a quarterly cash dividend to the Company’s shareholders. A quarterly cash dividend payment of $0.13 per common share will be made on July 15, 2014 to shareholders of record as of June 30, 2014.

Operating Overview

Operating highlights of our first quarter of 2014 include:

•                  Annualized Recurring Run Rate. Annualized Recurring Run Rate of all of our contracted recurring revenue streams was $375.8 million at March 31, 2014, an increase of 6% compared to $352.9 million at March 31, 2013.

•                  Renewal rates. Renewal rates, which are based on cash collections and therefore reported one quarter in arrears, were 95% for the fourth quarter of 2013.  This represents an increase of 4 percentage points over the same period last year.

•                  New and incremental bookings. The term license Advent OnDemand and Black Diamond contracts signed in the first quarter of 2014 will contribute approximately $5.1 million in annual revenue (“annual contract value” or “ACV”) once they are fully implemented compared to $8.7 million of ACV booked from contracts signed in the same period last year.

•                  Operating cash flows.  Cash flows from operations in the first quarter of 2014 were $20.9 million which represents an increase of 21% compared with $17.2 million in the same period last year.

Financial Overview

Financial highlights of our first quarter of 2014 and 2013 were as follows (in thousands, except per share amounts, percentages and margin changes):

			Percentage /
	Three Months Ended March 31		Margin
	2014	2013	Change

Net revenues	$96,804	$92,490	5%
Gross margin	$68,322	$64,011	7%
Gross margin percentage	70.6%	69.2%	1.4	pts
Operating income	$19,313	$16,213	19%
Operating margin percentage	20.0%	17.5%	2.5	pts
Net income from continuing operations	$10,907	$12,057	-10%
Net income from continuing operations per diluted share	$0.20	$0.23	-12%
Operating cash flows	$20,875	$17,190	21%

Term License and Term License Deferral

Term license revenues comprise substantially all of our license revenues. When a customer purchases a term license together with implementation services, we do not recognize any revenue under the contract until the implementation services are substantially complete. If the implementation services are still in progress as of quarter-end, we defer all of the contract revenues to a subsequent quarter. When professional services are substantially completed, we recognize a pro-rata amount of the term license revenue, professional services fees earned and related expenses, based on the elapsed time from the start of the term license to the substantial completion of professional services. Term license revenue for the remaining contract years and the remaining deferred professional services revenue and related expenses are recognized ratably over the remaining contract term.

The term license component of the deferred revenue balance related to implementations in process will increase or decrease in the future depending on the amount of new term license bookings relative to the number of implementations that reach completion in a particular quarter. For the three months ended March 31, 2014 and 2013, changes in the net term license component of deferred revenues increased (decreased) the Company’s revenues, costs and operating income as follows (in thousands):

	Three Months Ended March 31
	2014	2013	Change

Term license revenues	$(272)	$(1,675)	$1,403
Professional services and other	1,665	(1,451)	3,116

Total net revenues	$1,393	$(3,126)	$4,519

Professional services costs	$1,102	$(893)	$1,995
Sales commissions costs	115	(285)	400
Total net costs	$1,217	$(1,178)	$2,395

Operating income	$176	$(1,948)	$2,124

As of March 31, 2014 and December 31, 2013, deferred revenue and directly related expense balances associated with our term licensing deferral were as follows (in thousands):

	March 31	December 31
	2014	2013
Deferred revenues
Short-term	$31,725	$33,505
Long-term	7,146	6,758

Total	$38,871	$40,263

Directly-related expenses
Short-term	$9,740	$11,055
Long-term	4,565	4,467

Total	$14,305	$15,522

Deferred net revenues are classified as “Deferred revenues” (short-term and long-term), and directly-related expenses are classified as “Prepaid expenses and other” and “Other assets,” respectively, in the accompanying condensed consolidated balance sheets.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the first quarter of 2014 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2014, as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, that are of significance, or potential significance, to our condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

The following table summarizes, for the periods indicated, certain items in the condensed consolidated statements of operations as a percentage of net revenues. The financial information and the ensuing discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto:

	Three Months Ended March 31
	2014	2013

Net revenues:
Recurring revenues	92%	91%
Non-recurring revenues	8	9

Total net revenues	100	100

Cost of revenues:
Recurring revenues	19	18
Non-recurring revenues	8	10
Amortization of developed technology	2	3

Total cost of revenues	29	31

Gross margin	71	69

Operating expenses:
Sales and marketing	20	19
Product development	18	18
General and administrative	11	11
Amortization of other intangibles	1	1
Restructuring charges	*	3

Total operating expenses	51	52

Income from continuing operations	20	18
Interest and other income (expense), net	(2)	*

Income from continuing operations before income taxes	18	17
Provision for income taxes	6	4

Net income from continuing operations	11	13

Discontinued operation:
Net loss from discontinued operation	*	*

Net income	11%	13%

Percentages are based on actual values. Totals may not sum due to rounding.

* Less than 1%.

NET REVENUES

	Three Months Ended March 31
	2014	2013	Change

Total net revenues (in thousands)	$96,804	$92,490	$4,314

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

Revenues from recurring and non-recurring sources, as a percentage of total net revenues for the periods presented, were as follows:

	Three Months Ended March 31
(as a percentage of total net revenues)	2014	2013

Revenues from recurring sources	92%	91%
Revenues from non-recurring sources	8%	9%

Revenues derived from sales outside the U.S. were 18% and 19% of total net revenues in the first quarter of 2014 and 2013, respectively. The decrease as a percentage of total revenues during the first quarter of 2014 primarily reflects relatively slower sales activity outside the U.S. We plan to continue expanding our sales efforts outside the U.S., both in our current markets and elsewhere. Except for the U.S., the revenues from customers in any single country did not exceed 10% of total net revenues.

We expect total net revenues from continuing operations to be between $96 million and $98 million in the second quarter of 2014.

Recurring Revenues

	Three Months Ended March 31
(in thousands, except percent of total net revenues)	2014	2013	Change

Term license revenues	$47,039	$41,252	$5,787
Maintenance revenues	16,142	16,436	(294)
Other recurring revenues	25,948	26,795	(847)

Total recurring revenues	$89,129	$84,483	$4,646

Percent of total net revenues	92%	91%

Revenues from term licenses, which include both software license and maintenance services for term licenses, increased $5.8 million during the first quarter of 2014 compared to the same quarter of 2013. The growth of term license revenues reflects strong renewals, the continued layering of incremental annual contract value (ACV) of term licenses sold in previous periods into our term revenue, the continued market acceptance of our products and less deferral of term license revenue.

For our term licenses, we defer all revenue on new bookings until our implementation services are complete. The change in our term license implementation deferral increased/(decreased) term license revenues as follows (in thousands):

	Three Months Ended March 31
	2014	2013	Change

Term license revenues	$(272)	$(1,675)	$1,403

During the first quarter of 2014, more projects completed the implementation phase than commenced compared to the first quarter of 2013, resulting in less deferral of term license revenues.

Generally, we sell very few perpetual licenses to new customers. Maintenance revenues from perpetual licenses decreased by $0.3 million during the first quarter of 2014 when compared to the same quarter of 2013. This decrease was due to maintenance de-activations from customer attrition, maintenance level downgrades, reductions in products licensed or number of users by clients, perpetual license customers migrating to term licenses, and a decrease in new perpetual license customers, partially offset by the impact of price increases. We expect the downward trend in maintenance revenues from perpetual licenses to continue as we continue to sell predominantly term licenses.

Other recurring revenues, primarily include revenues from incremental assets under administration (AUA”) fees from perpetual licenses, data services, outsourced services, Advent OnDemand, web-based services and Black Diamond. The decrease of $0.8 million in other recurring revenues for first quarter of 2014 compared to the same quarter of 2013 primarily reflected lower fees of $2.2 million from a renewed agreement with one of our larger clients effective in the third quarter of 2013. In addition, incremental assets under administration fees from perpetual licenses in the first quarter of 2013 included $1.1 million due to an AUA report received in the first quarter of 2013 that typically reports in the fourth quarter. These decreases were partially offset by continued growth in our Black Diamond product of $1.7 million and, to a lesser extent, growth in revenues from data services, outsourced services, and web-based services.

Our renewal rates are based on cash collections and are disclosed one quarter in arrears. We disclose our renewal rates one quarter in arrears in order to include substantially all payments received against the invoices for that quarter. We also update our renewal rates from the initially disclosed rates to include all cash collections subsequent to the initial disclosure. The following summarizes our initial and updated renewal rates (operational metric) since the fourth quarter of 2012:

	Renewal Quarter
Renewal Rates	Q114	Q413	Q313	Q213	Q113	Q412
Based on cash collections relative to prior year collections

Initially Disclosed Renewal Rate (1)	(2)	95%	97%	92%	94%	91%
Updated Disclosed Renewal Rate (3)	n/a	n/a	99%	95%	99%	96%

(1)   “Initially Disclosed Renewal Rate” is based on cash collections and reported one quarter in arrears.

(2)   The initially disclosed renewal rate for the first quarter of 2014 is not currently available as it is disclosed one quarter in arrears in order to include substantially all payments against invoices for this quarter.

(3)   “Updated Disclosed Renewal Rate” reflects initially disclosed rate updated for subsequent cash collections.

Non-Recurring Revenues

	Three Months Ended March 31
(in thousands, except percent of total net revenues)	2014	2013	Change

Professional services and other revenues	$7,243	$7,052	$191
Perpetual license fees	432	955	(523)

Total non-recurring revenues	$7,675	$8,007	$(332)

Percent of total net revenues	8%	9%

Non-recurring revenues consists of perpetual license fees, professional services and other revenues. Professional services and other revenues include fees for consulting, project management, custom implementation and integration, custom report writing, training and our client conference. Perpetual license revenues are derived from the licensing of software products under a perpetual arrangement.

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

Professional services and other revenues changed due to the following (in thousands):

Change From
Q113 to Q114

Increased revenue related to term license implementation deferral	$3,116
Decreased consulting services	(1,158)
Decreased project management	(516)
Decreased custom reports	(359)
Decreased data conversion	(334)
Various other items	(558)

Total change	$191

The slight increase in professional services and other revenues during the first quarter of 2014, compared to the same period last year, primarily reflects the increase in recognition of net deferred revenue resulting from more projects being completed during the first quarter of 2014 compared to the first quarter of 2013. This was partially offset by a decrease in billable utilization for professional services resources due to a decrease in recent bookings activity.

The change in our term license implementation deferral increased/(decreased) professional services and other revenues for the three months ended March 31, 2014, as follows (in thousands):

	Three Months Ended March 31
	2014	2013	Change

Professional services and other	$1,665	$(1,451)	$3,116

Total perpetual license fees decreased $0.5 million primarily due to a decrease in sales of perpetual seat licenses and modules to our existing perpetual client base as we now sell predominantly term licenses.

COST OF REVENUES

	Three Months Ended March 31
(in thousands, except percent of total net revenues)	2014	2013	Change

Stock-based compensation expense	$1,217	$870	$347
All other cost of revenues	$27,265	$27,609	$(344)
Percent of total net revenues	28%	30%
Total cost of revenues	$28,482	$28,479	$3
Percent of total net revenues	29%	31%

Cost of revenues is made up of three components: cost of recurring revenues, cost of non-recurring revenues and amortization of developed technology, and are discussed individually in the following discussion. Gross margin improved to 71% in the first quarter of 2014 from 69% in the first quarter of 2013 as we expanded our recurring revenue gross margins from our improved efficiency in our global support organization and also decreased amortization expense from fully amortized technology-related intangible assets. Gross margin in the first quarter of 2014 includes the impact of increased stock-based compensation expense associated with the equity award modification in the second quarter of 2013, as disclosed previously in our 2013 Annual Report on Form 10-K.

Cost of Recurring Revenues

	Three Months Ended March 31
(in thousands, except percent of total net revenues)	2014	2013	Change

Stock-based compensation expense	$842	$488	$354
All other cost of recurring revenues	$17,785	$15,924	$1,861
Percent of total recurring revenues	20%	19%
Total cost of recurring revenues	$18,627	$16,412	$2,215
Percent of total recurring revenues	21%	19%

Cost of recurring revenues consists of the direct costs related to providing and supporting our outsourced services, providing technical support services under maintenance and term license agreements and other services for recurring revenues, and royalties paid to third party vendors.

Cost of recurring revenues changed due to the following (in thousands):

Change From
Q113 to Q114

Increased payroll and related	$982
Increased outside services	900
Increased stock-based compensation	354
Various other items	(21)

Total change	$2,215

The increase in the cost of recurring revenues for the first quarter of 2014 was primarily due to increased payroll and related costs, increased outside services and the increase in stock-based compensation expense associated with our equity award modification in the second quarter of 2013. Headcount in our client support group increased to 341 at March 31, 2014 from 330 at March 31, 2013.

Cost of Non-Recurring Revenues

	Three Months Ended March 31
(in thousands, except percent of total net revenues)	2014	2013	Change

Stock-based compensation expense	$375	$382	$(7)
All other cost of non-recurring revenues	$7,680	$9,186	$(1,506)
Percent of total non-recurring revenues	100%	115%
Total cost of non-recurring revenues	$8,055	$9,568	$(1,513)
Percent of total non-recurring revenues	105%	119%

Cost of non-recurring revenues consists of expenses associated with professional services and other fees, and perpetual license fees. Costs associated with professional services and other revenue consists primarily of personnel-related costs associated with the professional services organization in providing consulting, custom report writing and data conversion from clients’ previous systems. Costs associated with perpetual license fees consists primarily of royalties and other fees paid to third parties, the fixed direct labor and third party costs involved in producing and distributing our software, and cost of product media including duplication, manuals and packaging materials. Also included are direct costs associated with third party consultants.

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

Cost of non-recurring revenues changed due to the following (in thousands):

Change From
Q113 to Q114

Decreased outside contractors	$(1,331)
Decreased payroll and related	(1,141)
Decreased travel and entertainment	(369)
Decreased allocation-in of facility and infrastructure expenses	(256)
Increased cost related to term license implementation deferral	1,995
Various other items	(411)
Total change	$(1,513)

The decrease in the first quarter of 2014 primarily reflects decreased utilization of third-party contractors due to lower demand of implementation projects and lower travel and entertainment costs, primarily due to less travel activity by consultants. Payroll and related costs also decreased due to lower salary and bonus expense as headcount in our professional services group decreased to 113 at March 31, 2014 from 135 at March 31, 2013 as a result of the 2012 reorganization plan. Facility and infrastructure expenses, which are allocated based on headcount, also decreased. These decreases were partially offset by an increase in deferred professional services costs as more projects were completed in the first quarter of 2014 compared to the first quarter of 2013.

The change in our term license deferral increased/(decreased) professional services costs for the three months ended March 31, 2014 and 2013 as follows (in thousands):

	Three Months Ended March 31
	2014	2013	Change

Professional services costs	$1,102	$(893)	$1,995

Gross margins for non-recurring revenues were (5)% and (19)% during the first quarter of 2014 and 2013, respectively. Non-recurring gross margins for the first quarter of 2014 continued to be negative, but improved primarily as a result of the release of professional services revenues and costs associated with our term license implementation. We defer only the direct costs associated with services performed on these arrangements. Indirect costs such as management and other overhead expenses are recognized in the period in which they are incurred, with no revenue to offset them. When the deferred professional service revenues and costs are released, our gross margins benefit as was the case in the first quarter of 2014.

Amortization of Developed Technology

	Three Months Ended March 31
	2014	2013	Change

Amortization of developed technology (in thousands)	$1,800	$2,499	$(699)
Percent of total net revenues	2%	3%

Amortization of developed technology represents amortization of acquisition-related intangibles and capitalized software development costs. The decrease in the first quarter of 2014 compared to the same period last year resulted from decreased amortization from technology-related intangible assets associated with Tamale Software, Inc., which we acquired in October 2008, and fully amortized subsequent to the first quarter of 2013.

OPERATING EXPENSES

Sales and Marketing

	Three Months Ended March 31
(in thousands, except percent of total net revenues)	2014	2013	Change

Stock-based compensation expense	$2,635	$1,523	$1,112
All other sales and marketing	$17,094	$15,681	$1,413
Percent of total net revenues	18%	17%
Total sales and marketing expense	$19,729	$17,204	$2,525
Percent of total net revenues	20%	19%

Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars.

Sales and marketing expense changed due to the following (in thousands):

Change From
Q113 to Q114

Increased payroll and related	$1,399
Increased stock-based compensation	1,112
Decreased marketing	(281)
Various other items	295
Total change	$2,525

The increase in total sales and marketing expenses during the first quarter of 2014 compared to the same period last year was primarily due to the increase in payroll and related expenses, due to higher salary and bonus expense as headcount in our sales and marketing group increased to 186 at March 31, 2014 from 176 at March 31, 2013 to expand sales capacity to support the launch of Advent Direct. Additionally, stock-based compensation expense increased due to the equity award modification in the second quarter of 2013, which was partially offset by lower marketing costs.

Product Development

	Three Months Ended March 31
(in thousands, except percent of total net revenues)	2014	2013	Change

Stock-based compensation expense	$1,925	$1,326	$599
All other product development expense	$15,714	$15,636	$78
Percent of total net revenues	16%	17%
Total product development expense	$17,639	$16,962	$677
Percent of total net revenues	18%	18%

Product development expenses consist primarily of salary and benefits for our development staff as well as contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services.

Product development expenses changed due to the following (in thousands):

Change From
Q113 to Q114

Increased payroll and related	$864
Increased stock-based compensation	599
Increased capitalization of internal use software	(785)
Increased capitalization of software development	(472)
Various other items	471
Total change	$677

The increase in total product development expenses during the first quarter of 2014 was primarily due to an increase in payroll and related costs due to increased utilization of third-party contractors for our new cloud offering, Advent Direct, and an increase in stock-based compensation costs associated with our equity award modification in 2013. These increases were partially offset by increased cost capitalization for development of internal use software related to our cloud offering, Advent Direct, and related to development of our product releases.

General and Administrative

	Three Months Ended March 31
(in thousands, except percent of total net revenues)	2014	2013	Change

Stock-based compensation expense	$1,851	$1,298	$553
All other general and administrative expense	$8,707	$9,062	$(355)
Percent of total net revenues	9%	10%
Total general and administrative expense	$10,558	$10,360	$198
Percent of total net revenues	11%	11%

General and administrative expenses consist primarily of personnel costs for information technology, finance, administration, operations and general management, as well as legal and accounting expenses.

General and administrative expenses changed due to the following (in thousands):

Change From
Q113 to Q114

Increased stock-based compensation	$553
Increased allocation-out of facility and infrastructure expenses	(346)
Decreased payroll and related	(38)
Various other items	29
Total change	$198

The increase in total general and administrative expenses for first quarter of 2014 was primarily due to increased stock-based compensation expense associated with our equity award modification in the second quarter of 2013. The increase was partially offset by an increase in the allocation-out of corporate expenses to other departments and a decrease in payroll and related costs. Corporate expenses, such as facility and information costs, are initially recognized in our general and administrative department and then allocated out to other departments based on relative headcount. As our facility costs increased and headcount in our other departments grew at a higher rate than our general and administrative department, we allocated-out more facility and information technology costs during the first quarter of 2014.

Amortization of Other Intangibles

	Three Months Ended March 31
	2014	2013	Change

Amortization of other intangibles (in thousands)	$909	$957	$(48)
Percent of total net revenues	1%	1%

Other intangibles represent amortization of non-technology related to acquired intangible assets. The slight decrease in the first quarter of 2014 compared to the same period last year represents less amortization from assets associated with Tamale Software, Inc., which we acquired in October 2008.

Restructuring Charges

	Three Months Ended March 31
	2014	2013	Change

Restructuring charges (in thousands)	$174	$2,315	$(2,141)
Percent of total net revenues	0%	3%

Restructuring charges of $0.2 million in the first quarter of 2014 and $2.3 million in the first quarter of 2013 were associated with employee termination benefits related to the re-organization plan which was approved in October 2012 to align strategy and function, reduce operating costs and improve profitability.

For additional analysis of the components of the payments and charges made against the restructuring accrual in the first quarter of 2014 and 2013, see Note 13, “Restructuring Charges” to the accompanying condensed consolidated financial statements for additional information.

Interest and Other Income (Expense), Net

	Three Months Ended March 31
	2014	2013	Change

Interest and other income (expense), net (in thousands)	$(2,225)	$(303)	$(1,922)
Percent of total net revenues	(2)%	0%

Interest and other income (expense), net consists of interest income and interest expense, realized gains and losses on investments and foreign currency gains and losses.

Interest and other income (expense), net changed due to the following (in thousands):

Change From
Q113 to Q114

Increase in interest expense	$(1,527)
Impact of foreign exchange	(273)
Decrease in interest income	(152)
Various other items	30
Total change	$(1,922)

Interest and other income (expense), net increased during the first quarter of 2014 compared to the same quarter of 2013, primarily due to increased interest expense and, to a lesser extent, the impact of foreign exchange and decreased interest income. Interest expense increased in the first quarter of 2014 as a result of increased borrowings on long-term debt and debt issuance costs incurred in connection with the recapitalization in the second quarter of 2013. Our outstanding debt balance was $295.0 million at March 31, 2014 and was $92.5 million at March 31, 2013. The change in foreign exchange impact was due to fluctuations in the U.S. Dollar exchange rate against certain foreign currencies. Interest income decreased primarily due to a decrease in cash, cash equivalents and marketable securities to $45.0 million at March 31, 2014 from $246.6 million at March 31, 2013.

Provision for Income Taxes

	Three Months Ended March 31
	2014	2013	Change

Provision for income taxes (in thousands)	$6,181	$3,853	$2,328
Effective tax provision rate	36%	24%

The effective tax rate for the first quarter of 2014 is significantly higher than the rate for the same period of the prior year. As of March 31, 2014, the federal research credit was currently suspended for 2014, resulting in a higher tax rate for the first three months of 2014.  Additionally, the reinstatement of the federal research credit in January 2013 resulted in our recognition of the benefit of the entire 2012 credit during the first three months of 2013.

We expect our annual effective tax rate for 2014 to be between 35% and 40%.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Cash Flows

The following is a summary of our cash and cash equivalents (in thousands):

	March 31	December 31
	2014	2013

Cash and cash equivalents	$44,964	$33,828

Cash and cash equivalents primarily consist of cash and money market mutual funds purchased with an original or remaining maturity of 90 days or less at the date of purchase.

The table below, for the periods presented, provides selected cash flow information (in thousands):

	Three Months Ended March 31
	2014	2013

Net cash provided by operating activities from continuing operations	$20,875	$17,190
Net cash (used in) provided by investing activities from continuing operations	$(2,557)	$697
Net cash (used in) provided by financing activities from continuing operations	$(6,987)	$499
Net cash used in operating activities from discontinued operation	$(161)	$(151)

Cash Flows from Operating Activities for Continuing Operations

Our cash flows from operating activities for continuing operations represent the most significant source of funding for our operations. The major uses of our operating cash include funding payroll (salaries, commissions, bonuses and benefits), general operating expenses (marketing, travel, computer and telecommunications, legal and professional expenses, and office rent), cost of revenues, interest from debt service and taxes. Our cash provided by operating activities generally follows the trend in our net revenues, operating results and bookings.

Our cash provided by operating activities from continuing operations of $20.9 million during the three months ended March 31, 2014 was primarily the result of our net income plus non-cash charges including stock-based compensation, net of related excess tax benefit, and depreciation and amortization. Cash flows resulting from changes in assets and liabilities include decreases in accounts payable, accrued liabilities, deferred revenues, accounts receivable and an increase in income taxes payable. Accounts payable decreased as cash was used to pay down open invoices. Accrued liabilities decreased primarily as a result of cash payments for fiscal 2013 liabilities including year-end bonuses, commissions, and payroll taxes. The decrease in deferred revenue primarily resulted from the ratable recognition of deferred term license, maintenance and other recurring revenues over their contract period during the three months ended March 31, 2014, and the release of deferred revenue associated with our term license implementations. Accounts receivable decreased as amounts previously billed were collected. Days’ sales outstanding were 46 days during the three months ended March 31, 2014, compared to 54 days in the same period of 2013. Income taxes payable increased as there were no research and development tax credits available as of the end of the first quarter of 2014, whereas taxes payable in the first quarter of 2013 included the impact of both the 2013 and 2012 years’ tax credits. Other changes in assets and liabilities included a decrease in prepaid expenses and other.

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

We expect that cash provided by operating activities for continuing operations may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, new term license bookings that increase deferred revenue, collection of accounts receivable, payment of federal income taxes and timing of payments. We expect cash provided by operating activities to be between $105 million and $115 million for fiscal year 2014.

Cash Flows from Investing Activities for Continuing Operations

Net cash used in investing activities from continuing operations of $2.6 million for the first quarter of 2014 reflects capital expenditures of $2.1 million primarily related to internally developed software and the expansion of our Beijing office, and $0.5 million of capitalized software development costs.

Net cash provided by investing activities from continuing operations of $0.7 million for the first quarter of 2013 reflects sales and maturities of marketable securities of $41.4 million, partially offset by purchases of marketable securities of $39.7 million and capital expenditures of $1.0 million primarily related to information technology purchases.

We expect capital expenditures to be between $8 million and $11 million for fiscal year 2014, which includes our normal rate of capital expenditure plus an additional investment for technology investments to improve productivity, efficiency and client experience, and further build out of our Beijing and Jacksonville offices.

Cash Flows from Financing Activities for Continuing Operations

Net cash used in financing activities was $7.0 million for first quarter of 2014 compared to cash provided by financing activities of $0.5 million during the first quarter of 2013. The increased use of financing cash flows of $7.5 million primarily reflects the increased repayment of long-term debt of $7.5 million to pay down additional borrowing resulting from the 2013 recapitalization.

We expect cash used in financing activities to increase by approximately $7.0 million per quarter to pay future quarterly cash dividends, subject to Board approval. On April 28, 2014, our Board of Directors approved a cash dividend to the Company’s shareholders of $0.13 per common share that will be paid on July 15, 2014 to shareholders of record as of June 30, 2014.

Working Capital and Stockholders’ Deficit

As of March 31, 2014, our continuing operations had negative working capital of $(90.2) million, compared to negative working capital of $(105.5) million at December 31, 2013. The increase in our working capital of $15.3 million during the three months ended March 31, 2014 was primarily due to cash generated from operating activities and a reduction in deferred revenue, partially offset by the payment of annual bonuses and incentives. Our negative working capital at March 31, 2014 includes approximately $179.3 million of short-term deferred revenues, which represent invoiced bookings not yet recognized as revenue. Generally, deferred revenues do not require cash settlement. Instead, these represent revenue to recognize upon fulfillment of an obligation to customers. The cash costs incurred in fulfilling the obligation are a fraction of the amount of deferred revenue and are evidenced by the Company’s recurring revenue gross margins of approximately 80% during the three month periods ended March 31, 2014 and 2013. As a result, we do not believe that our negative working capital balance reflects an inability to service our obligations over the next 12 months.

As of March 31, 2014, our cash and cash equivalents totaled $45.0 million. We have additional borrowing capacity under our credit facility, as well as future cash flows generated by operating activities, to fund our working capital needs.

After declaring the Special Dividend of $470.1 million in June 2013, there remains a stockholders deficit balance of $(91.1) million and $(111.8) million on our balance sheet as of March 31, 2014 and December 31, 2013, respectively. Despite the stockholders deficit balance at March 31, 2014 and December 31, 2013, we believe the Company is solvent as our cash balances, cash generated from operations and availability under our debt agreement will be sufficient to satisfy our working capital needs, capital expenditures, and interest, repayment of debt principal, share repurchases and payment of quarterly dividends (subject to Board approval) on common shares for the next 12 to 24 months.

Term Loan and Revolving Credit Facility

On June 12, 2013, we entered into a Restated Credit Agreement. The Restated Credit Agreement amended and restated Advent’s prior Credit Agreement, dated November 30, 2011. The Restated Credit Agreement provides for (i) a $200 million revolving credit facility, with a $25 million letter of credit sublimit and a $10 million swingline loan sublimit and (ii) a $225 million term loan facility. Advent may request revolving loans, swingline loans or the issuance of letters of credit until June 12, 2018, subject to demonstrating pro forma compliance with the financial covenant requirement under the Restated Credit Agreement. The Restated Credit Agreement also contains an incremental facility permitting Advent, subject to certain requirements, to arrange with the Lenders and/or new lenders for up to an aggregate of $75 million in additional commitments in the form of revolving loans or term loans. The proceeds of the revolving loans and term loans under the Restated Credit Agreement may be used for general purposes, including to finance dividends, repurchase common shares, finance acquisitions, or to finance other investments.

At March 31, 2014, we had a total debt balance of $295.0 million under our Restated Credit Agreement, of which $85.0 million was under the revolving credit facility; and at December 31, 2013, we had a total debt balance of $305.0 million under our Restated Credit Agreement, of which $90.0 million was under the revolving credit facility. We were in compliance with all covenants associated with our Restated Credit Agreement as of March 31, 2014 as follows:

Ratio Calculation
	Covenant	as of
Covenant	Requirement	March 31, 2014

Leverage ratio (1)	Maximum 4.0x	2.6x

Interest coverage ratio (2)	Minimum 2.5x	12.7x

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

Off-Balance Sheet Arrangements and Contractual Obligations

The following table summarizes our contractual cash obligations as of March 31, 2014 (in thousands):

	Nine
	Months Ending
	December 31	Years Ending December 31
	2014	2015	2016	2017	2018	Thereafter	Total
Operating lease obligations, net of sub-lease income	$8,031	$10,303	$9,577	$4,633	$3,631	$18,418	$54,593
Debt*	15,000	20,000	20,000	20,000	220,000	—	295,000
Total	$23,031	$30,303	$29,577	$24,633	$223,631	$18,418	$349,593

*Excludes interest payments on our variable rate debt as amounts are uncertain. Refer to Note 5 “Debt” in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, for information about the terms of our debt.

As of March 31, 2014, the principal outstanding balance under our Restated Credit Agreement was $295.0 million, which is due in full no later than June 12, 2018. Our Restated Credit Agreement includes covenants requiring us to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. As of March 31, 2014, we were in compliance with all of our covenants. We believe maintaining compliance with these covenants will not restrict our ability to execute our business plan in this fiscal year.

At March 31, 2014, we had a gross liability of $14.8 million for uncertain tax positions. If recognized, the impact on our statement of operations would be to decrease our income tax expense and increase our net income by $12.2 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of the federal tax benefit of state income tax items. Since almost all of this liability relates to reserves against deferred tax assets that we do not expect to utilize in the short term, we cannot estimate the timing of potential future cash settlements and have not included any estimates in the table of contractual cash obligations above. We expect our cash payments for federal income taxes will be 20% or less of taxable income through 2014 as we have significant net operating losses and tax credit carryforwards to utilize.

At March 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We expect that for the next two years, our debt service costs and other operating expenses will constitute a significant use of cash flow. Accordingly, we anticipate having less available cash to fund acquisitions, repurchase additional common stock, or invest in other businesses when opportunities arise. Based upon the predominance of our revenues from recurring sources, bookings performance and current expectations, we believe that our cash balances, cash generated from operations and availability under our debt agreement will be sufficient to satisfy our working capital needs, capital expenditures and interest, repayment of debt principal, share repurchases and payment of quarterly dividends (subject to Board approval) on common shares for the next 12 to 24 months.  However, we may identify opportunities that require us to raise funds, such as acquisitions or other investments in complementary businesses, products or technologies, and may raise such additional funds through public or private debt or additional borrowings under our current line of credit facility or equity financing.  However, such financing may not be available at all, or if available, may not be obtainable on favorable terms, and could be dilutive.

The Company has reviewed its needs in the United States for possible repatriation of undistributed earnings or cash of its non-U.S. subsidiaries. The Company presently intends to continue to invest indefinitely all earnings and cash outside of the United States of all non-U.S. subsidiaries to fund investments or meet working capital and property, plant and equipment requirements in those locations. At March 31, 2014, we had approximately $4.7 million of cash in our non-U.S. subsidiaries.

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

Foreign Currency Exchange Rate Risk

The Company transacts in various foreign currencies and periodically offsets the risks associated with the effects of certain foreign currency exposures by entering into foreign currency forward contracts with financial institutions. These forward contracts are not designated as hedging instruments, nor are they for trading or speculative purposes. Foreign currency exposures typically arise from sales on account to customers that are denominated in currencies such as the Euro, Swedish Krona, British Pound, South African Rand and Norwegian Kroner.

We recognize gains and losses on these contracts, as well as related costs, in “Interest and other income (expense), net” in the accompanying condensed consolidated statements of operations, along with the gains and losses of the related hedged items. We record the fair value of derivative instruments as either “Prepaid expenses and other” or “Accrued liabilities” in the accompanying condensed consolidated balance sheets based on current market rates.

The effect of the derivative financial instruments on the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013 was to increase foreign exchange gains by approximately $0 and $28,000, respectively, which reflects net realized and unrealized gains related to our derivative financial instruments. As of March 31, 2014, we had no outstanding foreign currency forward contracts.

Interest Expense Risk

We have interest rate risk relating to debt and associated interest expense under our Restated Credit Agreement, which is indexed to JPMorgan Chase Bank, N.A.’s prime rate, federal funds rate or LIBOR. At any time, a rise in interest rates could have a material adverse impact on our earnings and cash flows. Conversely, a decrease in interest rates could result in a material increase in earnings and cash flows. We estimate that a hypothetical plus or minus of 100 BPS would increase or decrease, respectively, our interest expense and cash flows by approximately $3.0 million on an annual basis, based on our $295.0 million debt balance at March 31, 2014.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective as of March 31, 2014 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to Advent’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting which were identified in connection with the evaluation required by Rule 13a-15(f) of the Exchange Act that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, Advent’s internal control over financial reporting.

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

Item 1A. Risk Factors

Investors should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of, but are not limited to, these risks. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q filed with the SEC, including our condensed consolidated financial statements and related notes thereto and our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

If our existing customers do not renew their term license, other recurring or perpetual maintenance contracts, our business will suffer.

Total recurring revenues, which we define as term license, other recurring revenue, maintenance from perpetual arrangements and Asset Under Administration (AUA) fees for certain perpetual arrangements, represented 91%, 90% and 89% of total net revenues during 2013, 2012 and 2011, respectively. We expect to continue to derive a significant portion of our revenue from our clients’ renewal of term license, other recurring and perpetual maintenance contracts and such renewals are critical to our future success, although we expect revenues from perpetual maintenance arrangements to continue their downward trend. Some factors that may affect the renewal rate of our contracts include:

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

We have experience with renewals of our term license contracts since approximately 2008 and we have less experience with renewals of certain other recurring contracts, such as our SaaS-based offerings, Advent OnDemand and Black Diamond. Our customers have no obligation to renew their term license or other recurring contracts and given the relatively limited number of years in which we have experience renewing term license and other recurring contracts and fluctuations in term license renewal rates, it is difficult to predict expected renewal rates. Additionally, we cannot predict whether the renewals will be less advantageous to us than the original term or other recurring contract. For example, the renewal periods for our term license contracts are typically shorter than our original term license contract and customers may request a reduction in the number of users or products licensed, resulting in lower annual term license fees. Further, customers may elect to not renew their term license or other recurring contracts at all. We may incur significantly more costs in securing our term license or other recurring contract renewals than we incur for our perpetual maintenance renewals. If our term license or other recurring contract customers renew under terms less favorable to us or choose not to renew their contracts, or if it costs significantly more to secure a renewal for us, our operating results may be harmed.

Most of our base of perpetual license customers have historically renewed their annual maintenance although our customers have no obligation to renew such maintenance after the first year of their license agreements. Our perpetual license maintenance revenues decreased 2% in the first quarter of 2014 compared to first quarter of 2013 and have been trending downward as reflected by annual decreases of 2% and 5% during fiscal years 2013 and 2012, respectively.

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

The licensing of our software products and services often requires prospective customers to provide significant executive-level sponsorship and to make major systems architecture decisions. As a result, we must generally engage in relatively lengthy sales and contracting efforts. Sales transactions may therefore be delayed during the customer decision process because we must provide a significant level of education to prospective customers regarding the use and benefit of our products. Our business and prospects are subject to uncertainties in the financial markets that can cause customers to remain cautious about capital and information technology expenditures, particularly in uncertain economic environments, or to decrease their information technology budgets as an expense reduction measure. The sales cycle associated with the purchase of our solutions is typically between two and twelve months depending upon the size of the client, and is subject to a number of significant risks that have impacted our sales and over which we have little or no control, including broader financial market volatility, adverse economic conditions, customers’ budgeting constraints, internal selection procedures, competitive products, and changes in customer personnel, among others.

As a result of a lengthy and unpredictable sales cycle, we have limited ability to forecast the timing and amount of specific perpetual license sales, as well as term license, Advent OnDemand and Black Diamond sales which we report quarterly as annual contract value (ACV) bookings and also include as part of our Annualized Recurring Run Rate metric. The timing of large individual license sales is especially difficult to forecast, and we may not be successful in closing large license transactions on a timely basis or at all. Customers may postpone their purchases of our existing products or product enhancements in advance of the anticipated introduction of new products or product enhancements by us or our competitors, such as we have experienced with our recently introduced, but not yet generally available, Advent Direct cloud platform. Accordingly, our level of ACV bookings and Annualized Recurring Run Rate in any particular period is subject to significant fluctuation. For example, during 2013 and 2012, our ACV bookings decreased by 5% and 3%, respectively, compared to previous periods which also affected Annualized Recurring Run Rate. During the first quarter of 2014, our ACV bookings decreased 41% year over year, and 42% compared to the fourth quarter of 2013. Our Annualized Recurring Run Rate, which is a broader metric than ACV that includes all of our contracted recurring revenue streams at the end of a particular quarter, has increased year over year for each quarter of 2013 and 2014.

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

Consequently, a significant decline in new business generated in any quarter may not materially affect our results of operations in that quarter but will have an impact on our revenue growth rate in future quarters. We also experience fluctuations and seasonality in our new business generated each quarter. ACV for fiscal 2013 and 2012 decreased 5% and 3%, respectively, over the prior year; and ACV in 2011 increased by 6% over 2010. Also, the type of recurring revenue may vary. For example, our Annualized Recurring Run Rate for the first quarter of 2014, which includes all of our contracted recurring revenue streams, not just ACV, increased over the previous quarter while ACV declined.

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

We have in the past experienced a number of market downturns in the financial services industry and resulting declines in information technology spending, which has caused longer sales and contracting cycles, deferral or delay of information technology projects and generally reduced expenditures for software and related services. The severity of market downturns and volatility and uncertainty in financial markets and the financial services sector that we have experienced in the past and may experience again also makes it difficult for us to forecast operating results and may result in a material adverse effect on our revenues and results of operations in the longer term. In addition, other events such as the federal government’s struggles to reach agreement on the federal budget and debt ceiling have contributed, and may in the future contribute, to macroeconomic problems that result in a cautious buying environment with elongated sales cycles with our clients.

The market downturn beginning in the fall of 2008 and subsequent economic uncertainty caused, and other downturns in the future may cause clients not to renew their term licenses or perpetual license maintenance. Also, significant declines in market value of our clients affect their Assets Under Administration (AUA) or Assets Under Management (AUM). Consequently, we may also experience a decline in the ACV of bookings and Annualized Recurring Run Rate since the pricing of some of our products is based upon our client’s AUA or AUM. Furthermore, we have some contracts for which clients pay us fees based on the greater of a negotiated annual minimum fee or a calculated fee that is determined by the client’s AUA or AUM. If a client previously paid us based on the calculated fee, rather than the annual minimum fee, we would experience a decline in revenue as a result of any decline in those clients’ AUA or AUM.

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

We may not be successful in developing, introducing, marketing and licensing our new products or product enhancements on a timely and cost effective basis, or at all, and our new products and product enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. Delays in the availability of new products or enhancements or delays in client implementations or migrations may result in client dissatisfaction and delay or loss of product revenues. Additionally, existing clients have shown some reluctance to go through the process of migrating from our Axys product to our Advent Portfolio Exchange (APX) or Geneva products, or our Black Diamond platform, which has slowed the migration of our customer base to APX. In addition, clients may delay purchases in anticipation of new products or product enhancements, such as we have experienced with our recently introduced, but not yet generally available, Advent Direct cloud platform. Our ability to develop new products and product enhancements is also dependent upon the products of other software vendors, including certain system software vendors, such as Microsoft Corporation, database vendors, Software-as-a-Service (“SaaS”) providers, and development tool vendors. If the products of such vendors have design defects or flaws, are unexpectedly delayed in their introduction, are unavailable on acceptable terms, or the vendors exit the business, our business could be seriously harmed.

Our stock price may fluctuate significantly.

Like many other companies, our stock price has been subject to wide fluctuations in recent quarters as a result of market volatility. If ACV bookings, Annualized Recurring Run Rate net revenues or earnings in any quarter or our financial guidance for future periods fail to meet the investment community’s expectations, our stock price is likely to decline. Even if our ACV bookings, Annualized Recurring Run Rate, revenues or earnings meet or exceed expectations, our stock price is subject to decline in periods of high market volatility because our stock price is affected by trends in the financial services sector and by broader market trends unrelated to our performance. Unfavorable or uncertain economic and market conditions, which can be caused by many factors, including declines in economic growth, business activity or investor or business confidence; limitation on the availability or increases in the cost of credit or capital; increases in inflation, interest rates, exchange rate volatility, default rates or the price of basic commodities; corporate, political or other scandals that reduce investor confidence in capital markets; outbreaks of hostilities or other geopolitical instability; natural disasters or pandemics; or a combination of these or other factors, have adversely affected, and may in the future adversely affect, our business, profitability and stock price.

In addition, the Company initiated a quarterly dividend in April 2014 and periodically repurchases shares of its stock (subject to authorization by its Board), but is under no obligation to continue either action or to do so in certain amounts. Also, our debt repayment and other financial obligations may limit or prevent our ability to issue dividends or repurchase shares of our common stock.  If the Company reduces the expected value of future dividends or ceases to issue dividends, which are subject to declaration by its Board of Directors, or fails to meet expectations related to future dividends or share repurchases, investors may lose confidence or we may not attract the same type of investors and our stock price may decline significantly.

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

In addition, we experience seasonality in our licensing. We believe that this seasonality results primarily from customer budgeting cycles and expect this seasonality to continue in the future. The fourth quarter of the year typically has more licensing activity; however, this was not the case in the fourth quarter of 2013. That can result in ACV bookings and perpetual license fee revenue being the highest in the fourth quarter, followed by lower term license bookings and perpetual license revenue in the first quarter of the following year, and which also may result in larger quarterly increases in Annualized Recurring Run Rate for the fourth quarter than in other quarters, although changes in other recurring revenue sources during a quarter may decrease or increase such run rate as well. This seasonality has been, and may be in the future, adversely affected by market downturns and uncertain economic conditions. Also, term licenses entered into during a quarter may not result in recognition of associated revenue until later quarters, as we begin recognizing revenue for such licenses when the related implementation services are substantially complete.

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

Our clients rely on our outsourcing data and other services to meet their operational needs, including account aggregation and reconciliation. Our services involve the storage and transmission of customer and other information. The amount and type of client-related data hosted by Advent is substantially increasing, and we are providing outsourcing, data and other services in more jurisdictions outside the U.S. Furthermore, our business is becoming increasingly reliant on providing outsourcing, data and other services. This exposes the Company to many risks.  Our security measures and those of third parties upon whom we rely could be breached, whether as part of cyber-attacks or other attempts at unauthorized access, resulting in unauthorized access to our information or our clients’ information.  Furthermore, due to the complexity of our services and because we also utilize third-party data and other vendors, our services and those of our third-party vendors may have previously-undetected errors or defects, service disruptions, delays, or incomplete or incorrect data that could result in unanticipated downtime for our customers, misrouted or unauthorized access to data, failure to meet service levels and service disruptions. Such potential errors, defects, delays, disruptions, performance problems and security breaches may damage our clients’ business, harm our reputation, result in the loss of future sales, require us to undertake expensive remediation steps, cause clients to withhold payment or terminate or not renew their agreements with us, and subject us to litigation, regulatory fines and penalties, indemnity obligations, contractual obligations and liabilities and other possible liabilities.

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

While we have security measures in place with respect to our systems, networks and SaaS solutions, these systems, networks and solutions are subject to ongoing threats and, therefore, these security measures may be breached as a result of employee error, failure to implement appropriate processes and procedures, malfeasance, third-party action, including cyber-attacks or other intentional misconduct by computer hackers or otherwise. This could result in one or more third parties obtaining unauthorized access to our customers’ data or our data, including personally identifiable information or other end user data, intellectual property and other confidential business information. Third parties may also attempt to fraudulently induce employees into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data, including intellectual property and other confidential business information.

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

Because our platform could be used to collect and store personal information of our customers’ employees or customers, privacy concerns could result in additional cost and liability to us or inhibit use of our platform.

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

Many of our clients use our proprietary interface to retrieve pricing and other data electronically from Financial Times/Interactive Data (“FTID”). FTID pays us a royalty which we classify as other recurring revenues. The royalty is based on FTID’s revenues from providing this data to our clients. Our software products have been customized to be compatible with their system and our software would need to be redesigned to operate with additional alternative data vendors if FTID’s services were unavailable for any reason. Non-renewal of our current agreement with FTID would require at least two years’ prior notice by either party and the agreement may be terminated upon 90 days’ advance notice for an uncured material breach of the other party. While we have contracts with other data vendors for substantially similar financial data with which our products can be used, if our relationship with FTID was terminated or their services were unavailable to clients for any reason, we cannot be certain that we could enter into contracts with additional alternative data providers, or that other relationships would provide similar commission rates to us or if the amount of data used by our clients would remain the same, and our operating results could suffer or our resources could be constrained from the costs of redesigning our software.

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

We market and sell our products in the United States and, to a growing extent, outside the U.S. Revenues derived from sales outside the U.S. comprised 18%, 18% and 17% of our total revenues in the first quarter of 2014 and fiscal years 2013 and 2012, respectively. We have international subsidiaries in Canada, China, Denmark, England, Ireland, Hong Kong, Netherlands, Norway, Singapore, Sweden, Switzerland and in the United Arab Emirates.

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

Our founder and a fund where one of our directors previously served as a partner own or control, indirectly or directly, a substantial number of shares of our common stock (approximately 6% and 15%, respectively, of total outstanding shares as of April 30, 2014).  In addition, repurchases of our stock by us could increase the concentration of shares held by these parties or other current stockholders.  As a result, either individually or if these parties were to act together, they would have the ability to exert significant influence on matters submitted to our stockholders for approval, such as the election or removal of directors, amendments to our certificate of incorporation or the approval of a business combination and they may attempt to influence the Company or effect changes in corporate governance. These actions may be taken even if they are opposed by other stockholders or it may be difficult to approve these actions without their consent and may cause management distraction. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

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

•                  Increase our vulnerability to and limit our flexibility in planning for, or reacting to, change in our business and the industry in which we operate;

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

The Dodd-Frank Wall Street Reform and Protection Act of 2010 (“Dodd-Frank Act”) represents a comprehensive overhaul of the financial services industry within the United States, established the new federal Consumer Financial Protection Bureau (the “CFPB”), and required the CFPB and other federal agencies to implement many new rules. While the general framework of the reforms is set forth in the Dodd-Frank Act, it provides for numerous studies and reports and the adoption and implementation of rules and regulations by regulatory agencies, which are ongoing.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We withheld shares through net share settlements during the three months ended March 31, 2014. The following table provides a month-to-month summary of the purchase activity upon the employee vesting of restricted stock units and the exercise of stock-settled stock appreciation rights under our equity compensation plan to satisfy tax and exercise withholding obligations during the three months ended March 31, 2014 (in thousands, except per share data):

	Total		Maximum Number
	Number	Average	of Shares that May
	of Shares	Price Per	Yet Be Purchased
Month	Purchased (1)	Share	Under the Plan

January	16	$34.48	—
February	15	$30.52	—
March	18	$31.21	—

Total	49	$32.09	—

(1)         These purchases represent shares cancelled when surrendered in lieu of cash payments for tax and exercise obligations due from employees. These shares were not purchased as part of a publicly announced program to purchase shares.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

Index to exhibits

Exhibit		Incorporated by Reference			Filed	Furnished
Number	Exhibit Description	Form	Date	Number	Herewith	Herewith

10.1	Chief Executive Officer Severance Plan*	8-K	3/20/2014	10.1
10.2	Executive Severance Plan*	8-K	3/20/2014	10.2
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002					X
101. INS	XBRL Instance				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation				X
101. LAB	XBRL Taxonomy Extension Labels				X
101.PRE	XBRL Extension Presentation				X
101.DEF	XBRL Taxonomy Extension Definition				X

*	Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVENT SOFTWARE, INC.

Dated: May 6, 2014	By:	/s/ James S. Cox
James S. Cox Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)