Form 10-Q
period 2014-06-30
ADVENT SOFTWARE INC /DE/
filed 2014-08-08
CIK 1002225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares of the registrant’s common stock outstanding as of July 31, 2014 was 51,558,416.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30	December 31
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$41,332	$33,828
Accounts receivable, net	58,188	58,717
Deferred taxes, current	24,902	24,898
Prepaid expenses and other	26,507	30,114
Current assets of discontinued operation	—	100
Total current assets	150,929	147,657
Property and equipment, net	31,585	31,698
Goodwill	208,471	207,818
Other intangibles, net	23,295	27,392
Deferred taxes, long-term	21,845	23,020
Other assets	14,763	17,372
Noncurrent assets of discontinued operation	1,337	1,337

Total assets	$452,225	$456,294

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,977	$5,348
Dividends payable	6,693	—
Accrued liabilities	37,671	41,625
Deferred revenues	175,288	186,107
Current portion of long-term debt	20,000	20,000
Current liabilities of discontinued operation	618	600
Total current liabilities	250,247	253,680
Deferred revenue, long-term	7,854	7,809
Long-term income taxes payable	7,667	7,667
Long-term debt	260,000	285,000
Other long-term liabilities	9,938	11,171
Noncurrent liabilities of discontinued operation	2,478	2,782

Total liabilities	538,184	568,109

Commitments and contingencies (See Note 13)

Stockholders’ deficit:
Common stock	514	513
Additional paid-in capital	55,828	42,533
Accumulated deficit	(154,298)	(165,870)
Accumulated other comprehensive income	11,997	11,009
Total stockholders’ deficit	(85,959)	(111,815)

Total liabilities and stockholders’ deficit	$452,225	$456,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

Net revenues:
Recurring revenues	$92,534	$88,263	$181,664	$172,746
Non-recurring revenues	7,836	7,860	15,510	15,867

Total net revenues	100,370	96,123	197,174	188,613

Cost of revenues:
Recurring revenues	20,589	17,979	39,216	34,391
Non-recurring revenues	7,514	10,019	15,569	19,587
Amortization of developed technology	1,688	2,398	3,488	4,897

Total cost of revenues	29,791	30,396	58,273	58,875

Gross margin	70,579	65,727	138,901	129,738

Operating expenses:
Sales and marketing	18,299	23,217	38,029	40,421
Product development	17,204	17,923	34,843	34,885
General and administrative	10,713	22,641	21,270	33,001
Amortization of other intangibles	870	953	1,779	1,910
Recapitalization costs	—	6,041	—	6,041
Restructuring charges	1,740	801	1,914	3,116

Total operating expenses	48,826	71,576	97,835	119,374

Income (loss) from continuing operations	21,753	(5,849)	41,066	10,364
Interest and other income (expense), net	(1,948)	(1,330)	(4,173)	(1,633)

Income (loss) from continuing operations before income taxes	19,805	(7,179)	36,893	8,731
Provision (benefit) for income taxes	7,150	(3,024)	13,331	829

Net income (loss) from continuing operations	$12,655	$(4,155)	$23,562	$7,902

Discontinued operation:
Net (loss) income from discontinued operation (net of applicable taxes of $(10), $76, $(24) and $61, respectively)	(16)	110	(37)	88

Net income (loss)	$12,639	$(4,045)	$23,525	$7,990

Basic net income (loss) per share:
Continuing operations	$0.25	$(0.08)	$0.46	$0.15
Discontinued operation	(0.00)	0.00	(0.00)	0.00
Total operations	$0.25	$(0.08)	$0.46	$0.16

Diluted net income (loss) per share:
Continuing operations	$0.24	$(0.08)	$0.44	$0.15
Discontinued operation	(0.00)	0.00	(0.00)	0.00
Total operations	$0.24	$(0.08)	$0.44	$0.15

Weighted average shares used to compute net income (loss) per share:
Basic	51,456	51,639	51,314	51,101
Diluted	53,540	51,639	53,486	52,243

Cash dividends declared per common share	$0.13	$—	$0.13	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Net income (loss) per share is based on actual calculated values and totals may not sum due to rounding.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

Net income (loss)	$12,639	$(4,045)	$23,525	$7,990

Other comprehensive income (loss), net of taxes
Foreign currency translation	491	(10)	989	(3,650)
Unrealized gain (loss) on marketable securities (net of applicable taxes of $0, $22, $0 and $(8), respectively)	—	(32)	—	(26)
Total other comprehensive income (loss), net of taxes	491	(42)	989	(3,676)

Comprehensive income (loss)	$13,130	$(4,087)	$24,514	$4,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30
	2014	2013
Cash flows from operating activities:
Net income	$23,525	$7,990
Adjustment to net income for discontinued operation net loss (income)	37	(88)
Net income from continuing operations	23,562	7,902

Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Stock-based compensation	15,312	32,206
Excess tax benefit from stock-based compensation	(6,841)	(2,783)
Depreciation and amortization	10,814	12,673
Amortization of debt issuance costs	713	239
(Reduction of) provision for doubtful accounts	(6)	411
Reduction of sales reserves	(555)	(150)
Deferred income taxes	7,763	1,791
Other	182	(148)
Effect of statement of operations adjustments	27,382	44,239
Changes in operating assets and liabilities:
Accounts receivable	535	5,282
Prepaid and other assets	5,661	(4,643)
Accounts payable	3,675	3,582
Accrued liabilities	(7,282)	(3,472)
Deferred revenues	(10,219)	(8,634)
Income taxes payable	—	(5,190)
Effect of changes in operating assets and liabilities	(7,630)	(13,075)

Net cash provided by operating activities from continuing operations	43,314	39,066

Cash flows from investing activities:
Purchases of property and equipment	(4,370)	(1,611)
Capitalized software development costs	(963)	(1,916)
Change in restricted cash	(173)	—
Purchases of marketable securities	—	(57,863)
Sales and maturities of marketable securities	—	213,444

Net cash (used in) provided by investing activities from continuing operations	(5,506)	152,054

Cash flows from financing activities:
Proceeds from common stock issued from exercises of stock options	2,141	16,212
Proceeds from common stock issued under the employee stock purchase plan	3,493	3,211
Excess tax benefits from stock-based compensation	6,841	2,783
Withholding taxes related to equity award net share settlement	(5,127)	(6,509)
Proceeds from debt	—	225,000
Repayment of debt	(25,000)	(95,000)
Repurchase of common stock	(12,411)	—
Debt issuance costs	—	(5,725)

Net cash (used in) provided by financing activities from continuing operations	(30,063)	139,972

Net cash transferred to discontinued operation	(223)	(208)

Effect of exchange rate changes on cash and cash equivalents	(18)	(358)

Net change in cash and cash equivalents from continuing operations	7,504	330,526
Cash and cash equivalents of continuing operations at beginning of period	33,828	58,217

Cash and cash equivalents of continuing operations at end of period	$41,332	$388,743

	Six Months Ended June 30
	2014	2013
Supplemental disclosure of cash flow information:
Noncash investing activities:
Capital expenditures included in accounts payable	$1,086	$—

Cash flows from discontinued operation of MicroEdge, Inc.:
Net cash used in operating activities	$(223)	$(208)
Net cash transferred from continuing operations	223	208

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

Recent Accounting Pronouncements

With the exception of the below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2014, as compared to the recent accounting pronouncements described in Advent’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, that are of significance, or potential significance, to the Company’s condensed consolidated financial statements.

In April 2014 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This update raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures for discontinued operations and disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014, which means that it will be effective for Advent’s fiscal year beginning January 1, 2015. Early adoption of ASU 2014-08 is permitted, but only for disposals or assets held for sale that have not been reported in previously issued (or available to be issued) financial statements. Advent has not early adopted the provisions of ASU 2014-08. Advent expects to adopt this new standard in the first quarter of fiscal year 2015 and does not expect the adoption to have a material impact on the Company’s condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective. ASU 2014-09 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2016, which means that it will be effective for Advent’s fiscal year beginning January 1, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt the standard and early adoption is not permitted. The Company is evaluating the impact of the adoption of ASU 2014-09 on its condensed consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. ASU 2014-12 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015, which means that it will be effective for Advent’s fiscal year beginning January 1, 2016. Early adoption of ASU 2014-12 is permitted. The Company will adopt ASU 2014-12 effective January 1, 2016 and does not expect the adoption to have a material impact on the Company’s condensed consolidated financial statements.

Note 2—Financial Statement Detail

Recurring and non-recurring revenues

The following is a summary of recurring and non-recurring revenues (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

Term license revenues	$49,265	$45,030	$96,304	$86,282
Perpetual maintenance revenues	16,571	16,334	32,712	32,770
Assets under administration revenues	2,387	2,172	3,996	4,905
Other recurring revenues	24,311	24,727	48,652	48,789

Total recurring revenues	$92,534	$88,263	$181,664	$172,746

Professional services and other revenues	$7,293	$7,341	$14,536	$14,393
Perpetual license fees	543	519	974	1,474
Total non-recurring revenues	$7,836	$7,860	$15,510	$15,867

Prepaid expenses and other

The following is a summary of prepaid expenses and other (in thousands):

	June 30	December 31
	2014	2013

Prepaid contract expense	$8,355	$10,139
Deferred commissions	6,171	6,552
Debt issuance costs	1,417	1,417
Prepaid income tax	172	2,659
Other	10,392	9,347
Total prepaid expenses and other	$26,507	$30,114

Other assets

The following is a summary of other assets (in thousands):

	June 30	December 31
	2014	2013

Prepaid contract expense, long-term	$4,200	$4,466
Long-term deferred commissions	3,305	4,098
Debt issuance costs	4,191	4,899
Deposits	2,919	2,608
Other	148	1,301
Total other assets	$14,763	$17,372

Deposits include a restricted cash balance of $1.5 million at June 30, 2014 and $1.3 million at December 31, 2013 primarily related to the Company’s San Francisco headquarters and facilities in New York. Refer to Note 13, “Commitments and Contingencies” for additional information.

Dividend Payable

In April 2014, Advent’s Board of Directors declared the Company’s first quarterly cash dividend of $0.13 per common share payable to shareholders of record as of June 30, 2014. On July 15, 2014, the Company paid this dividend which totaled $6.7 million. Any future dividends are subject to the approval of the Board of Directors.

Accrued liabilities

The following is a summary of accrued liabilities (in thousands):

	June 30	December 31
	2014	2013

Salaries and benefits payable	$19,826	$26,425
Accrued dividend equivalents on restricted stock units	2,766	3,171
Deferred rent, current portion	2,208	2,138
Accrued restructuring, current portion	1,015	998
Other	11,856	8,893
Total accrued liabilities	$37,671	$41,625

Accrued restructuring charges are discussed further in Note 14, “Restructuring Charges” contained herein. As part of the recapitalization in 2013, as disclosed in Advent’s 2013 Annual Report on Form 10-K, holders of restricted stock units (RSUs) have the right to receive $9.00 per RSU upon vesting. At June 30, 2014 and December 31, 2013, “Other” accrued liabilities included accruals for sales and business taxes and other miscellaneous items.

Deferred revenues

The following table sets forth the composition of total short-term and long-term deferred revenues (in thousands):

	June 30	December 31
	2014	2013

Term license deferred revenue	$99,738	$99,473
Term implementations deferred revenue	37,045	40,221
Perpetual license/maintenance deferred revenue	25,578	32,657
Other recurring deferred revenue	20,781	21,565
Total deferred revenues	$183,142	$193,916

Other long-term liabilities

The following is a summary of other long-term liabilities (in thousands):

	June 30	December 31
	2014	2013

Deferred rent	$7,678	$8,677
Long-term deferred tax liability	1,732	1,982
Other	528	512
Total other long-term liabilities	$9,938	$11,171

Note 3—Goodwill

The changes in the carrying value of goodwill for the six months ended June 30, 2014 were as follows (in thousands):

Carrying Value

Balance at December 31, 2013	$207,818
Translation adjustments	653

Balance at June 30, 2014	$208,471

Translation adjustments reflect the impact of translating goodwill balances denominated in various foreign currencies to the U.S. Dollar. The $0.7 million translation adjustment resulted from a weakening of the U.S. Dollar exchange rate versus other currencies during the six months ended June 30, 2014.

Note 4—Other Intangibles, Net

Other intangibles are summarized as follows (in thousands, except weighted average amortization period):

	Weighted
	Average
	Amortization
	Period		Accumulated
	(Years)	Gross	Amortization	Net

Purchased technologies	5.1	$51,052	$(41,456)	$9,596
Product development costs	3.0	21,513	(18,293)	3,220

Developed technology sub-total		72,565	(59,749)	12,816

Customer relationships	6.4	41,010	(31,250)	9,760
Other intangibles	4.1	4,651	(3,932)	719

Other intangibles sub-total		45,661	(35,182)	10,479

Balance at June 30, 2014		$118,226	$(94,931)	$23,295

	Weighted
	Average
	Amortization
	Period		Accumulated
	(Years)	Gross	Amortization	Net

Purchased technologies	5.1	$50,711	$(38,877)	$11,834
Product development costs	3.0	20,524	(17,183)	3,341

Developed technology sub-total		71,235	(56,060)	15,175

Customer relationships	6.4	40,936	(29,786)	11,150
Other intangibles	4.1	4,645	(3,578)	1,067

Other intangibles sub-total		45,581	(33,364)	12,217

Balance at December 31, 2013		$116,816	$(89,424)	$27,392

The changes in the carrying value of other intangibles during the six months ended June 30, 2014 are summarized as follows (in thousands):

		Accumulated
	Gross	Amortization	Net

Balance at December 31, 2013	$116,816	$(89,424)	$27,392
Additions	988	—	988
Amortization	—	(5,267)	(5,267)
Translation adjustments	422	(240)	182

Balance at June 30, 2014	$118,226	$(94,931)	$23,295

Based on the carrying amount of other intangibles as of June 30, 2014, the estimated future amortization is as follows (in thousands):

	Six
	Months Ending
	December 31	Years Ending December 31
	2014	2015	2016	2017	2018	Thereafter	Total

Developed technology	$3,245	$5,794	$3,363	$414	$—	$—	$12,816
Other intangibles	1,619	3,237	2,725	1,886	945	67	10,479

Total	$4,864	$9,031	$6,088	$2,300	$945	$67	$23,295

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

The Restated Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict Advent and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, pay dividends or make distributions, make investments, make acquisitions, prepay certain indebtedness, enter into certain transactions with affiliates, enter into sale and leaseback transactions, enter into swap agreements and enter into restrictive agreements, in each case subject to customary exceptions for a credit facility of this size and type. Advent is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. At June 30, 2014, Advent had a total debt balance of $280.0 million under its Restated Credit Agreement, of which $75.0 million was under the revolving credit facility; and at December 31, 2013, Advent had a total debt balance of $305.0 million under its Restated Credit Agreement, of which $90.0 million was under the revolving credit facility.

Advent was in compliance with all associated covenants as of June 30, 2014 as follows:

Ratio Calculation
	Covenant	as of
Covenant	Requirement	June 30, 2014

Leverage ratio (1)	Maximum 3.75x (2)	2.2x

Interest coverage ratio (3)	Minimum 2.5x	13.6x

(1)         Calculated as the ratio of total debt to EBITDA, as defined by the Restated Credit Agreement, for the period of four consecutive fiscal quarters on the measurement date.

(2)         The leverage ratio covenant requirement lowers to a maximum of 3.50x on June 30, 2015 and 3.25x on June 30, 2016.

(3)         Calculated as the ratio of EBITDA to interest expense, as defined by the Restated Credit Agreement, for the period of four consecutive fiscal quarters on the measurement date.

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

Note 6—Stockholders’ Deficit

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of related taxes, at June 30, 2014 and December 31, 2013, included accumulated foreign currency translation adjustments of $12.0 million and $11.0 million, respectively.

Dividends

In April 2014, Advent’s Board of Directors declared the Company’s first quarterly cash dividend of $0.13 per common share payable to shareholders of record as of June 30, 2014. On July 15, 2014, the Company paid this dividend which totaled $6.7 million. Any future dividends are subject to the approval of the Board of Directors.

Common Stock Repurchases

The Company repurchased approximately 426,000 shares of our common stock for a total cash outlay of $12.4 million at an average price of $29.11 per share during the second quarter of 2014.

Note 7—Fair Value Measurements

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

The Company measures certain financial assets and liabilities at fair value on a recurring basis. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, dividends payable and accrued liabilities approximate fair value based on the short-term maturities of these instruments. The carrying amount of debt approximates fair value as the underlying variable interest rate approximates current market rates and the Company’s credit risk has not changed significantly since the date of issuance. At June 30, 2014 and December 31, 2013, Advent had outstanding debt of $280.0 million and $305.0 million, respectively, which was valued using level 2 inputs.

There were no transfers between Level 1 and Level 2 assets during the six months ended June 30, 2014, and Advent does not have any significant assets or liabilities that utilize unobservable or Level 3 inputs.

Note 8—Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense related to stock options, stock appreciation rights (“SARs”), employee stock purchase plan (“ESPP”) shares, and restricted stock units (“RSUs”) was recognized in the Company’s condensed consolidated statements of operations for the periods presented as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Statement of operations classification
Cost of recurring revenues	$834	$1,306	$1,676	$1,794
Cost of non-recurring revenues	354	1,730	729	2,112
Total cost of revenues	1,188	3,036	2,405	3,906

Sales and marketing	2,661	6,523	5,296	8,046
Product development	1,923	3,532	3,848	4,858
General and administrative	1,912	14,098	3,763	15,396
Total operating expenses	6,496	24,153	12,907	28,300

Total stock-based employee compensation expense	7,684	27,189	15,312	32,206

Tax effect on stock-based employee compensation expense	(2,981)	(11,116)	(5,908)	(13,162)

Effect on net income from continuing operations, net of tax	$4,703	$16,073	$9,404	$19,044

As of June 30, 2014, total compensation cost related to unvested awards not yet recognized under all equity compensation plans was $57.3 million and is expected to be recognized over the remaining vesting period of each grant, with a weighted average remaining period of 2.6 years for the group as a whole.

Valuation Assumptions

Advent uses the Black-Scholes option pricing model and the straight-line attribution approach to determine the grant date fair value of stock options, SARs and the ESPP. The fair value of RSUs is equal to the Company’s closing stock price on the date of grant.

The following Black-Scholes option pricing model assumptions were used for stock options and SARs granted in the following periods:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Stock Options & SARs
Risk-free interest rate	1.2% - 1.7%	0.5% - 1.0%	1.2% - 1.7%	0.5% - 1.0%
Volatility	32.8% - 34.2%	33.4% - 38.5%	32.8% - 35.1%	33.4% - 38.8%
Expected life (in years)	3.69 - 4.85	3.94 - 5.06	3.69 - 4.85	3.94 - 5.06
Expected dividend yield	0% - 1.8%	0%	0% - 1.8%	0%

Employee Stock Purchase Plan
Risk-free interest rate	0.06%	0.1%	0.06%	0.1%
Volatility	32.1%	31.8%	32.1%	31.8%
Expected life (in years)	0.5	0.5	0.5	0.5
Expected dividend yield	1.7%	0%	1.7%	0%

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

The expected dividend yield for the three and six months ended June 30, 2014 reflects the quarterly cash dividend declared on April 28, 2014 and was calculated by annualizing the most recent dividend declared and dividing the result by the Company’s closing stock price on the date of grant. The dividend yield assumption for grants prior to April 28, 2014 was based on the Company’s history of not paying regular dividends and the future expectation of no recurring dividend payouts at the time of grant.

Equity Award Activity

The Company’s stock option and SAR activity for the six months ended June 30, 2014 was as follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Life	Value
	(in thousands)	Price	(in years)	(in thousands)

Outstanding at December 31, 2013	5,590	$15.05
Options & SARs granted	683	29.02
Options & SARs exercised	(555)	13.33
Options & SARs canceled	(119)	19.75
Outstanding at June 30, 2014	5,599	$16.82	6.76	$88,246
Exercisable at June 30, 2014	2,827	$13.09	4.92	$55,067

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $32.57 on June 30, 2014 for options and SARs that were in-the-money as of that date.

The weighted average grant date fair value of options and SARs granted, total intrinsic value of options and SARs exercised and cash received from options exercised during the periods presented were as follows (in thousands, except weighted average grant date fair value):

	Six Months Ended June 30
	2014	2013
Options and SARs
Weighted average grant date fair value	$7.44	$10.45
Total intrinsic value of awards exercised	$9,939	$26,518

Options
Cash received from exercises	$2,141	$16,212

The Company settles exercised stock options and SARs with newly issued common shares.

The Company’s RSU activity for the six months ended June 30, 2014 was as follows:

		Weighted
	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value

Outstanding and unvested at December 31, 2013	1,159	$20.16
RSUs granted	745	30.13
RSUs vested	(305)	28.89
RSUs canceled	(63)	27.46
Outstanding and unvested at June 30, 2014	1,536	$22.98

In March 2014, the Company granted approximately 334,000 RSUs with performance-based criteria to certain of its executives and other key employees under its 2002 Stock Plan. These awards are scheduled to vest three years from the date of grant and expense is being recognized on a straight-line basis in proportion to the number of shares expected to vest. The number of shares that will ultimately vest will vary from 0% to 100% of the granted shares, depending upon the amount of cumulative recurring revenue (35% weight) and cumulative non-GAAP operating profit (65% weight) during the three-year period. On a quarterly basis, the Company assesses the number of shares that will ultimately vest and, if necessary, will record a cumulative adjustment to stock-based compensation expense recognized in the quarter the assessment changes.

The weighted average grant date fair value of RSUs was determined based on the closing market price of the Company’s common stock on the date of the award. The aggregate intrinsic value of RSUs outstanding at June 30, 2014 was $50.0 million based on the Company’s closing stock price of $32.57 per share on that date.

Note 9—Derivative Financial Instruments

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

As of June 30, 2014, Advent had no outstanding foreign currency forward contracts and there was no impact to the accompanying condensed consolidated statements of operations for the six months ended June 30, 2014. At June 30, 2013, net derivative assets of approximately $9,000 were included in “Prepaid expenses and other” or “Accrued liabilities” in the accompanying condensed consolidated balance sheet. The effect of the derivative financial instruments on the accompanying condensed consolidated statement of operations for the six months ended June 30, 2013 was to increase foreign exchange gains by approximately $36,000, which reflects net realized and unrealized gains related to our derivative financial instruments.

Note 10—Income Taxes

The following table summarizes the activity relating to the Company’s unrecognized tax benefits during the six months ended June 30, 2014 (in thousands):

Total

Balance at December 31, 2013	$14,678
Gross increases related to current period tax positions	322
Balance at June 30, 2014	$15,000

At June 30, 2014 and December 31, 2013, Advent had gross unrecognized tax benefits of $15.0 million and $14.7 million, respectively. During the six months ended June 30, 2014, the Company increased the amount of unrecognized tax benefits by approximately $322,000 relating to state research credits. If recognized, the total unrecognized tax benefits would decrease Advent’s tax provision and increase net income by approximately $12.3 million. The impact on net income reflects the liabilities for unrecognized tax benefits, net of the federal tax benefit of state income tax items. The Company’s liabilities for unrecognized tax benefits relate primarily to federal research credits, state research credits and enterprise zone tax credits and various state net operating losses.

Advent is subject to taxation in the U.S. and various states and jurisdictions outside the U.S. Advent is currently undergoing a State of California franchise tax examination for the 2006 and 2007 tax years. At June 30, 2014, Advent was not under examination in any other income tax jurisdiction and at the present time does not anticipate the total amount of its unrecognized tax benefits to significantly change over the next 12 months. The material jurisdictions that are subject to examination by tax authorities include federal for tax years after 2009 and California for tax years after 2005.

As of June 30, 2014, Advent made no provision for a cumulative total of $22.3 million of undistributed earnings for certain non-U.S. subsidiaries, which are deemed to be permanently reinvested.

Note 11—Discontinued Operation

During 2009, the Company discontinued the operations of its wholly-owned subsidiary, MicroEdge, Inc. (“MicroEdge”). In connection with the sale of MicroEdge, the Company vacated its MicroEdge facilities in New York and entered into a sub-lease agreement with the purchaser, whereby the purchaser contracted to sub-lease the premises through the end of the amended lease term in November 2018.

The following table sets forth an analysis of the components of the restructuring charges related to the Company’s discontinued operation and the payments and non-cash charges made against the accrual during the six months ended June 30, 2014 (in thousands):

Facility Exit
Costs

Balance of restructuring accrual at December 31, 2013	$3,351
Cash payments	(347)
Restructuring charges	11
Accretion of prior restructuring costs	50

Balance of restructuring accrual at June 30, 2014	$3,065

Of the remaining restructuring accrual of $3.1 million at June 30, 2014, $0.6 million is included in “Current liabilities of discontinued operation” in the accompanying condensed consolidated balance sheet. The facility exit costs will be paid over the remaining lease term through November 2018.

Note 12—Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Numerator:
Net income (loss):
Continuing operations	$12,655	$(4,155)	$23,562	$7,902
Discontinued operation	(16)	110	(37)	88

Total operations	$12,639	$(4,045)	$23,525	$7,990

Denominator:
Denominator for basic net income (loss) per share - weighted average shares outstanding	51,456	51,639	51,314	51,101

Dilutive common equivalent shares:
Employee stock options and other	2,084	—	2,172	1,142

Denominator for diluted net income (loss) per share - weighted average shares outstanding, assuming exercise of potential dilutive common equivalent shares	53,540	51,639	53,486	52,243

Net income (loss) per share (1):
Basic:
Continuing operations	$0.25	$(0.08)	$0.46	$0.15
Discontinued operation	(0.00)	0.00	(0.00)	0.00

Total operations	$0.25	$(0.08)	$0.46	$0.16

Diluted:
Continuing operations	$0.24	$(0.08)	$0.44	$0.15
Discontinued operation	(0.00)	0.00	(0.00)	0.00

Total operations	$0.24	$(0.08)	$0.44	$0.15

(1) Net income (loss) per share is based on actual calculated values and totals may not sum due to rounding.

Weighted average stock options, SARs and RSUs of approximately 1.5 million and 1.3 million for the three and six months ended June 30, 2014, respectively, were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive. Similarly, weighted average stock options, SARs and RSUs of 7.8 million and 4.6 million were excluded in the comparable periods of 2013, respectively. When in a net loss position, all outstanding common equivalent shares are excluded from the denominator as their inclusion would be anti-dilutive, which was the case for the three months ended June 30, 2013.

Note 13—Commitments and Contingencies

Lease Obligations

Advent leases office space and equipment under non-cancelable operating lease agreements, which expire at various dates through June 2025. Some operating leases contain escalation provisions for adjustments in the consumer price index. Advent is responsible for maintenance, insurance, and property taxes. Excluding leases and associated sub-leases for MicroEdge facilities, as of June 30, 2014, Advent’s remaining operating lease commitments through 2025 were approximately $53.9 million.

On October 1, 2009, Advent completed the sale of the Company’s MicroEdge subsidiary. At June 30, 2014, the gross operating lease commitments and sub-lease income related to this discontinued operation facility totaled $5.7 million and $2.5 million, respectively.

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

Legal Contingencies

From time to time, in the course of its operations, the Company is a party to litigation matters and claims, including claims related to employee relations, business practices and other matters, but does not consider these matters to be material either individually or in the aggregate at this time. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict and the Company’s view of these matters may change in the future as the litigation and related events unfold. An unfavorable outcome in any legal matter, if material, could have a material adverse effect on the Company’s financial position, liquidity or results of operations in the period in which the unfavorable outcome occurs and potentially in future periods.

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

Note 14—Restructuring Charges

The following table sets forth an analysis of the changes in the restructuring accrual during the six months ended June 30, 2014 (in thousands):

	Facility Exit	Severance &
	Costs	Benefits	Total

Balance of restructuring accrual at December 31, 2013	$185	$813	$998
Restructuring charges	—	1,914	1,914
Cash payments	—	(1,897)	(1,897)

Balance of restructuring accrual at June 30, 2014	$185	$830	$1,015

Restructuring charges of $1.9 million during the six months ended June 30, 2014 were primarily due to employee termination benefits associated with the re-organization plan approved in April 2014. The remaining restructuring accrual of $1.0 million at June 30, 2014 is included in “Accrued liabilities” in the accompanying condensed consolidated balance sheet. As a result of this restructuring activity, Advent expects annual operating expense run rate savings of approximately $3 million which will be used to fund investments in other areas of the business to improve productivity, efficiency and client experience.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes included under Item 1 of this Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended, including, but not limited to statements referencing our expectations relating to future revenues, expenses and operating margins. Forward-looking statements can be identified by the use of terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “intends” or other similar terms and the negative of such terms regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include, among others, statements referencing our expectations relating to future revenues, expenses and operating margins, product releases, the future of the investment management market and opportunities for us related thereto, future expansion, acquisition, divestment of or investment in other businesses, projections of revenues, future cost and expense levels, expected timing and amount of amortization expenses related to past acquisitions, future effective tax rates, future exchange rates, the adequacy of resources to meet future cash requirements, renewal rates, estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, future client wins, future hiring and future product introductions and acceptance. Such forward-looking statements are based on our current plans and expectations and involve known and unknown risks and uncertainties which may cause our actual results or performance to be materially different from any results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to the “Risk Factors” set forth in “Item 1A. Risk Factors” in this Form 10-Q, as well as other risks identified from time to time in other Securities and Exchange Commission (“SEC”) reports. You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results, levels of activity or performance and represent our expectations only as of the date they are made.

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

Recent Developments

•                  Quarterly cash dividend. In April 2014, our Board of Directors declared a quarterly cash dividend of $0.13 per common share payable to the Company’s shareholders of record as of June 30, 2014. On July 15, 2014, we paid this dividend which totaled $6.7 million.

Operating Overview

Operating highlights of our second quarter of 2014 include:

•                  Annualized Recurring Run Rate. Annualized Recurring Run Rate of all of our contracted recurring revenue streams was $366.1 million at June 30, 2014, an increase of 3% compared to $356.6 million at June 30, 2013.

•                  Renewal rates. Initially disclosed renewal rates, which are based on cash collections and therefore reported one quarter in arrears, were 94% for the first quarter of 2014, the same as in the first quarter of 2013.

•                  New and incremental bookings. The term license Advent OnDemand and Black Diamond contracts signed in the second quarter of 2014 will contribute approximately $7.7 million in annual revenue (“annual contract value” or “ACV”) once they are fully implemented, compared to $6.7 million of ACV booked from contracts signed in the same period last year.

•                  Operating cash flows.  Cash flows from operations in the second quarter of 2014 were $22.4 million which represents an increase of 3% compared with $21.9 million in the same period last year.

•                  Repurchase of common stock. We repurchased approximately 426,000 shares of our common stock for a total cash outlay of $12.4 million at an average price of $29.11 per share during the second quarter of 2014.

Financial Overview

Financial highlights of our second quarter of 2014 and 2013 were as follows (in thousands, except per share amounts, percentages and margin changes):

			Percentage /
	Three Months Ended June 30		Margin
	2014	2013	Change

Net revenues	$100,370	$96,123	4%
Gross margin	$70,579	$65,727	7%
Gross margin percentage	70.3%	68.4%	1.9	pts
Operating income (loss)	$21,753	$(5,849)	472%
Operating margin percentage	21.7%	(6.1)%	27.8	pts
Net income (loss) from continuing operations	$12,655	$(4,155)	405%
Net income (loss) from continuing operations per diluted share	$0.24	$(0.08)	394%
Operating cash flows	$22,439	$21,875	3%

We incurred a loss from continuing operations in the second quarter of 2013 due to costs incurred in connection with our recapitalization transaction. These costs included, on a pre-tax basis, $6.7 million of third party costs which were not included in capitalized debt issue costs and $21.9 million of stock-based compensation expense associated with the modification of equity awards.

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

The term license component of the deferred revenue balance related to implementations in process will increase or decrease in the future depending on the amount of new term license bookings relative to the number of implementations that reach completion in a particular quarter. For the three and six months ended June 30, 2014 and 2013, changes in the net term license component of deferred revenues increased (decreased) the Company’s revenues, costs and operating income as follows (in thousands):

	Three Months Ended June 30			Six Months Ended June 30
	2014	2013	Change	2014	2013	Change

Term license revenues	$767	$206	$561	$495	$(1,469)	$1,964
Professional services and other	1,058	(549)	1,607	2,723	(2,000)	4,723

Total net revenues	$1,825	$(343)	$2,168	$3,218	$(3,469)	$6,687

Professional services costs	$871	$(382)	$1,253	$1,973	$(1,275)	$3,248
Sales commissions costs	179	69	110	294	(216)	510
Total net costs	$1,050	$(313)	$1,363	$2,267	$(1,491)	$3,758

Operating income	$775	$(30)	$805	$951	$(1,978)	$2,929

As of June 30, 2014 and December 31, 2013, deferred revenue and directly related expense balances associated with our term licensing deferral were as follows (in thousands):

	June 30	December 31
	2014	2013
Deferred revenues
Short-term	$30,452	$33,505
Long-term	6,593	6,758

Total	$37,045	$40,263

Directly-related expenses
Short-term	$9,055	$11,055
Long-term	4,199	4,467

Total	$13,254	$15,522

Deferred net revenues are classified as “Deferred revenues” (short-term and long-term), and directly-related expenses are classified as “Prepaid expenses and other” and “Other assets,” respectively, in the accompanying condensed consolidated balance sheets.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2014 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Recent Accounting Pronouncements

With the exception of the below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2014, as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, that are of significance, or potential significance, to our condensed consolidated financial statements.

In April 2014 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This update raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures for discontinued operations and disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014, which means that it will be effective for our fiscal year beginning January 1, 2015. Early adoption of ASU 2014-08 is permitted, but only for disposals or assets held for sale that have not been reported in previously issued (or available to be issued) financial statements. We have not early adopted the provisions of ASU 2014-08. We expect to adopt this new standard in the first quarter of fiscal year 2015 and do not expect the adoption to have a material impact on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective. ASU 2014-09 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2016, which means that it will be effective for our fiscal year beginning January 1, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt the standard and early adoption is not permitted. We are evaluating the impact of the adoption of ASU 2014-09 on our condensed consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. ASU 2014-12 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015, which means that it will be effective for our fiscal year beginning January 1, 2016. Early adoption of ASU 2014-12 is permitted. We will adopt ASU 2014-12 effective January 1, 2016 and do not expect the adoption to have a material impact on our condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

The following table summarizes, for the periods indicated, certain items in the condensed consolidated statements of operations as a percentage of net revenues. The financial information and the ensuing discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

Net revenues:
Recurring revenues	92%	92%	92%	92%
Non-recurring revenues	8	8	8	8

Total net revenues	100	100	100	100

Cost of revenues:
Recurring revenues	21	19	20	18
Non-recurring revenues	7	10	8	10
Amortization of developed technology	2	2	2	3

Total cost of revenues	30	32	30	31

Gross margin	70	68	70	69

Operating expenses:
Sales and marketing	18	24	19	21
Product development	17	19	18	18
General and administrative	11	24	11	17
Amortization of other intangibles	1	1	1	1
Recapitalization costs	*	6	*	3
Restructuring charges	2	1	1	2

Total operating expenses	49	74	50	63

Income (loss) from continuing operations	22	(6)	21	5
Interest and other income (expense), net	(2)	(1)	(2)	(1)

Income (loss) from continuing operations before income taxes	20	(7)	19	5
Provision (benefit) for income taxes	7	(3)	7	*

Net income (loss) from continuing operations	13	(4)	12	4

Discontinued operation:
Net loss from discontinued operation	*	*	*	*

Net income (loss)	13%	(4)%	12%	4%

Percentages are based on actual values. Totals may not sum due to rounding.

* Less than 1%.

NET REVENUES

	Three Months Ended June 30			Six Months Ended June 30
	2014	2013	Change	2014	2013	Change

Total net revenues (in thousands)	$100,370	$96,123	$4,247	$197,174	$188,613	$8,561

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

Revenues derived from sales outside the U.S. were 18% and 17% of total net revenues in the second quarter of 2014 and 2013, respectively, and were 18% for the six months ended June 30, 2014 and 2013. The increase as a percentage of total revenues during the second quarter of 2014 primarily reflects a slight rebound in growth outside the U.S. We plan to continue expanding our sales efforts outside the U.S., both in our current markets and elsewhere. Except for the U.S., the revenues from customers in any single country did not exceed 10% of total net revenues.

We expect total net revenues from continuing operations to be between $99 million and $102 million in the third quarter of 2014.

Recurring Revenues

	Three Months Ended June 30			Six Months Ended June 30
(in thousands, except percent of total net revenues)	2014	2013	Change	2014	2013	Change

Term license revenues	$49,265	$45,030	$4,235	$96,304	$86,282	$10,022
Maintenance revenues	16,571	16,334	237	32,712	32,770	(58)
Other recurring revenues	26,698	26,899	(201)	52,648	53,694	(1,046)

Total recurring revenues	$92,534	$88,263	$4,271	$181,664	$172,746	$8,918

Percent of total net revenues	92%	92%		92%	92%

Revenues from term licenses, which include both software license and maintenance services for term licenses, increased $4.2 million and $10.0 million during the three and six months ended June 30, 2014, respectively, when compared to the same periods of 2013. This growth reflects strong renewals, the continued layering of incremental annual contract value (ACV) of term licenses sold in previous periods into our term revenue, the continued market acceptance of our products and less deferral of term license revenue in both of the three and six month comparative periods.

For our term licenses, we defer all revenue on new bookings until our implementation services are complete. The change in our term license implementation deferral increased/(decreased) term license revenues for the periods presented as follows (in thousands):

	Three Months Ended June 30			Six Months Ended June 30
	2014	2013	Change	2014	2013	Change

Term license revenues	$767	$206	$561	$495	$(1,469)	$1,964

During the three and six months ended June 30, 2014, the dollar value associated with projects that completed the implementation phase exceeded the dollar value of projects that commenced compared to the same periods last year, respectively, resulting in less deferral of term license revenues and a corresponding increase in term license revenues.

Maintenance revenues from perpetual licenses increased by $0.2 million and was flat during the three and six months ended June 30, 2014, respectively, when compared to the same periods last year. Generally, we sell very few perpetual licenses to new customers and therefore have seen a trend of declining maintenance revenues due to maintenance de-activations from customer attrition, maintenance level downgrades, reductions in products licensed or number of users by clients, perpetual license customers migrating to term licenses, and a decrease in new perpetual license customers, partially offset by the impact of price increases.

During the second quarter of 2014, strong renewals led to maintenance revenues increasing slightly year over year. We expect to continue to see a long-term downward trend in maintenance revenues from perpetual licenses as we continue to sell predominantly term licenses.

Other recurring revenues primarily include revenues from incremental assets under administration (“AUA”) fees from perpetual licenses, data services, outsourced services, Advent OnDemand, web-based services and Black Diamond. The decrease of $0.2 million and $1.0 million in other recurring revenues for the three and six months ended June 30, 2014, respectively, compared to the same periods last year, primarily reflect lower fees of $2.2 million per quarter in both the first and second quarters of 2014 from a renewed agreement with one of our larger clients effective in the third quarter of 2013. In addition, incremental assets under administration fees from perpetual licenses in the three and six months ended June 30, 2013 included $1.1 million due to an AUA report received in the first quarter of 2013 that typically reports in the fourth quarter. These decreases were partially offset by continued growth in our Black Diamond product of $0.5 million and $3.5 million during the three and six months ended June 30, 2014, respectively, and to a lesser extent, growth in revenues from data services, outsourced services, and web-based services.

Our renewal rates are based on cash collections and are disclosed one quarter in arrears. We disclose our renewal rates one quarter in arrears in order to include substantially all payments received against the invoices for that quarter. We also update our renewal rates from the initially disclosed rates to include all cash collections subsequent to the initial disclosure. The following summarizes our initial and updated renewal rates (operational metric) since the first quarter of 2013:

	Renewal Quarter
Renewal Rates	Q214	Q114	Q413	Q313	Q213	Q113
Based on cash collections relative to prior year collections

Initially Disclosed Renewal Rate (1)	(2)	94%	95%	97%	92%	94%
Updated Disclosed Renewal Rate (3)	n/a	n/a	99%	100%	95%	99%

(1)         “Initially Disclosed Renewal Rate” is based on cash collections and reported one quarter in arrears.

(2)         The initially disclosed renewal rate for the second quarter of 2014 is not currently available as it is disclosed one quarter in arrears in order to include substantially all payments against invoices for this quarter.

(3)         “Updated Disclosed Renewal Rate” reflects initially disclosed rate updated for subsequent cash collections.

Non-Recurring Revenues

	Three Months Ended June 30			Six Months Ended June 30
(in thousands, except percent of total net revenues)	2014	2013	Change	2014	2013	Change

Professional services and other revenues	$7,293	$7,341	$(48)	$14,536	$14,393	$143
Perpetual license fees	543	519	24	974	1,474	(500)

Total non-recurring revenues	$7,836	$7,860	$(24)	$15,510	$15,867	$(357)

Percent of total net revenues	8%	8%		8%	8%

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

Professional services and other revenues changed due to the following (in thousands):

	Change From	Change From
	2013 to 2014	2013 to 2014
	QTD	YTD

Increased revenue related to release of term license implementation deferral	$1,607	$4,723
Decreased consulting services	(379)	(1,537)
Decreased project management	(322)	(838)
Decreased custom reports	(282)	(641)
Decreased data conversion	(417)	(751)
Various other items	(255)	(813)

Total change	$(48)	$143

The total change in professional services and other revenues during the three and six months ended June 30, 2014, compared to the same periods last year, primarily reflects the increase in recognition of net deferred revenue resulting from more projects being completed compared to the same periods last year. These increases were offset by less professional services and other revenue, as the decrease in recent bookings activity since the fourth quarter of 2013 led to less demand for these professional services.

The change in our term license implementation deferral increased/(decreased) professional services and other revenues for the three and six months ended June 30, 2014, as follows (in thousands):

	Three Months Ended June 30			Six Months Ended June 30
	2014	2013	Change	2014	2013	Change

Professional services and other	$1,058	$(549)	$1,607	$2,723	$(2,000)	$4,723

Total perpetual license fees were flat and decreased $0.5 million in the three and six month periods ended June 30, 2014, respectively, primarily due to a decrease in sales of perpetual seat licenses and modules to our existing perpetual client base as we now sell predominantly term licenses.

COST OF REVENUES

	Three Months Ended June 30			Six Months Ended June 30
(in thousands, except percent of total net revenues)	2014	2013	Change	2014	2013	Change

Stock-based compensation expense	$1,188	$3,036	$(1,848)	$2,405	$3,906	$(1,501)
All other cost of revenues	$28,603	$27,360	$1,243	$55,868	$54,969	$899
Percent of total net revenues	28%	28%		28%	29%
Total cost of revenues	$29,791	$30,396	$(605)	$58,273	$58,875	$(602)
Percent of total net revenues	30%	32%		30%	31%

Cost of revenues is made up of three components: cost of recurring revenues, cost of non-recurring revenues and amortization of developed technology, and are discussed individually in the narrative below. Gross margin improved to 70% in the three and six months ended June 30, 2014 from 68% and 69%, respectively, in the comparable periods of 2013 as we improved efficiency in our global support organization and recognized less amortization expense as certain technology-related intangible assets became fully amortized. Gross margin in the three and six months ended June 30, 2014 reflects lower stock-based compensation expense associated with the equity award modification as compared with the same periods last year, as expense related to fully vested shares was recognized entirely in the second quarter of 2013, as disclosed previously in our 2013 Annual Report on Form 10-K. This was partially offset by higher payroll costs to support our recurring revenues. Prior to April 1, 2014, we had a number of employees who had a dual role of both client satisfaction and revenue retention and were classified within sales and marketing expense. Beginning in the second quarter of 2014, we divided the team and reclassified those employees that were exclusively focused on client success into cost of recurring revenue resulting in approximately of $1.5 million of additional cost during the period.

Cost of Recurring Revenues

	Three Months Ended June 30			Six Months Ended June 30
(in thousands, except percent of total net revenues)	2014	2013	Change	2014	2013	Change

Stock-based compensation expense	$834	$1,306	$(472)	$1,676	$1,794	$(118)
All other cost of recurring revenues	$19,755	$16,673	$3,082	$37,540	$32,597	$4,943
Percent of total recurring revenues	21%	19%		21%	19%
Total cost of recurring revenues	$20,589	$17,979	$2,610	$39,216	$34,391	$4,825
Percent of total recurring revenues	22%	20%		22%	20%

Cost of recurring revenues consists of the direct costs related to providing and supporting our outsourced services, providing technical support services under maintenance and term license agreements and other services for recurring revenues, and royalties paid to third party vendors.

Cost of recurring revenues changed due to the following (in thousands):

	Change From	Change From
	2013 to 2014	2013 to 2014
	QTD	YTD

Increased payroll and related	$1,452	$2,214
Increased outside services	1,376	2,275
Decreased stock-based compensation	(472)	(118)
Various other items	254	454

Total change	$2,610	$4,825

The increase in the cost of recurring revenues for the three and six months ended June 30, 2014 was primarily due to increased payroll and related costs and increased outside services. Headcount in our client support group increased to 342 at June 30, 2014 from 339 at June 30, 2013. During the second quarter of 2014, we re-categorized 15 relationship management employees from sales and marketing to cost of recurring as their responsibilities have evolved to focus primarily on customer satisfaction. The increase in outside services costs reflects increased utilization of third-party contractors in advance of the release of our new cloud platform, Advent Direct, anticipated in the second half of 2014. Stock-based compensation cost decreased during the three and six months ended June 30, 2014 compared to the same periods last year, as expense on fully vested stock options and stock appreciation rights (SARs) associated with the equity award modification was recognized entirely in the second quarter of 2013.

Cost of Non-Recurring Revenues

	Three Months Ended June 30			Six Months Ended June 30
(in thousands, except percent of total net revenues)	2014	2013	Change	2014	2013	Change

Stock-based compensation expense	$354	$1,730	$(1,376)	$729	$2,112	$(1,383)
All other cost of non-recurring revenues	$7,160	$8,289	$(1,129)	$14,840	$17,475	$(2,635)
Percent of total non-recurring revenues	91%	105%		96%	110%
Total cost of non-recurring revenues	$7,514	$10,019	$(2,505)	$15,569	$19,587	$(4,018)
Percent of total non-recurring revenues	96%	127%		100%	123%

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

Cost of non-recurring revenues changed due to the following (in thousands):

	Change From	Change From
	2013 to 2014	2013 to 2014
	QTD	YTD

Decreased payroll and related	$(889)	$(2,022)
Decrease stock-based compensation	(1,376)	(1,383)
Decreased outside contractors	(1,140)	(2,472)
Decreased allocation-in of facility and infrastructure expenses	(342)	(598)
Decreased travel and entertainment	(212)	(581)
Increased cost related to release of term license implementation deferral	1,253	3,249
Various other items	201	(211)

Total change	$(2,505)	$(4,018)

The decrease in cost of non-recurring revenues during the three and six months ended June 30, 2014 primarily reflects decreased payroll and related costs and decreased outside contractor utilization, as well as decreased stock-based compensation. Payroll and related costs, and the allocation of facility and infrastructure expenses reflect a reduction in headcount in our professional services group to 95 at June 30, 2014 from 126 at June 30, 2013 as a result of the reorganization plan approved in the fourth quarter of 2012. Third-party contractor costs and related travel and entertainment costs decreased due to lower demand for implementation projects. Stock-based compensation cost decreased in the three and six months ended June 30, 2014 compared to the same periods last year, due to the equity award modification in the second quarter of 2013. These decreases were partially offset by increases in deferred professional services costs as more projects were completed in the three and six months ended June 30, 2014 compared to the same periods last year.

The change in our term license deferral increased/(decreased) professional services costs for the three and six months ended June 30, 2014 and 2013 as follows (in thousands):

	Three Months Ended June 30			Six Months Ended June 30
	2014	2013	Change	2014	2013	Change

Professional services costs	$871	$(382)	$1,253	$1,973	$(1,276)	$3,249

Gross margins for non-recurring revenues were 4% and (27)% for the three months ended June 30, 2014 and 2013, respectively, and were break-even and (23)% for the six months ended June 30, 2014 and 2013, respectively. Non-recurring gross margins during the first half of 2014 improved primarily as a result of increased revenues and related costs from the release of professional services revenues and costs associated with our term license implementation and improved efficiency in our global support organization. We defer only the direct costs associated with services performed on these arrangements. Indirect costs such as management and other overhead expenses are recognized in the period in which they are incurred, with no revenue to offset them. When the deferred professional service revenues and costs are released, our gross margins benefit as was the case during the first half of 2014.

Amortization of Developed Technology

	Three Months Ended June 30			Six Months Ended June 30
	2014	2013	Change	2014	2013	Change

Amortization of developed technology (in thousands)	$1,688	$2,398	$(710)	$3,488	$4,897	$(1,409)
Percent of total net revenues	2%	2%		2%	3%

Amortization of developed technology represents amortization of acquisition-related intangibles and capitalized software development costs. The decrease for the three and six months ended June 30, 2014 compared to the same periods last year resulted primarily from decreased amortization from certain technology-related intangible assets associated with Tamale Software, Inc. in the third quarter of 2013, which we acquired in October 2008, and other capitalized software development assets that fully amortized prior to April 1, 2014.

OPERATING EXPENSES

Sales and Marketing

	Three Months Ended June 30			Six Months Ended June 30
(in thousands, except percent of total net revenues)	2014	2013	Change	2014	2013	Change

Stock-based compensation expense	$2,661	$6,523	$(3,862)	$5,296	$8,046	$(2,750)
All other sales and marketing	$15,638	$16,694	$(1,056)	$32,733	$32,375	$358
Percent of total net revenues	16%	17%		17%	17%
Total sales and marketing expense	$18,299	$23,217	$(4,918)	$38,029	$40,421	$(2,392)
Percent of total net revenues	18%	24%		19%	21%

Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars.

Sales and marketing expense changed due to the following (in thousands):

	Change From	Change From
	2013 to 2014	2013 to 2014
	QTD	YTD

Decreased stock-based compensation	$(3,862)	$(2,750)
(Decreased) increased payroll and related	(906)	510
Decreased marketing	(254)	(515)
Various other items	104	363

Total change	$(4,918)	$(2,392)

The decrease in total sales and marketing expenses during the three and six months ended June 30, 2014 compared to the same periods last year was primarily due to decreased stock-based compensation expense as a result of the equity award modification in the second quarter of 2013 and, to a lesser extent, decreased spend on marketing. Payroll expense decreased during the three months ended June 30, 2014 primarily due to lower salary and bonus expense as headcount in our sales and marketing group decreased to 172 at June 30, 2014 from 181 at June 30, 2013. During the second quarter of 2014, we re-categorized 15 relationship management employees from sales and marketing to cost of recurring revenues as their responsibilities have evolved to focus primarily on customer satisfaction. Payroll expense increased during the six months ended June 30, 2014 primarily due to increased costs in the first quarter of 2014 to support the release of our cloud platform.

Product Development

	Three Months Ended June 30			Six Months Ended June 30
(in thousands, except percent of total net revenues)	2014	2013	Change	2014	2013	Change

Stock-based compensation expense	$1,923	$3,532	$(1,609)	$3,848	$4,858	$(1,010)
All other product development expense	$15,281	$14,391	$890	$30,995	$30,027	$968
Percent of total net revenues	15%	15%		16%	16%
Total product development expense	$17,204	$17,923	$(719)	$34,843	$34,885	$(42)
Percent of total net revenues	17%	19%		18%	18%

Product development expenses consist primarily of salary and benefits for our development staff as well as contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services.

Product development expenses changed due to the following (in thousands):

	Change From	Change From
	2013 to 2014	2013 to 2014
	QTD	YTD

Decreased stock-based compensation	$(1,609)	$(1,010)
Increased capitalization of internal use software	(1,376)	(2,650)
Increased payroll and related	(129)	(64)
Increased outside contractors	920	2,216
Decreased capitalization of software development	1,425	953
Various other items	50	513

Total change	$(719)	$(42)

The decrease in total product development expenses during the three and six months ended June 30, 2014 compared to the same periods last year was primarily due to decreased stock-based compensation expense as a result of the equity award modification in the second quarter of 2013 and increased capitalization of internal use software developments costs related to our cloud platform, Advent Direct. These decreases to expense were partially offset by increased utilization of third-party contractors on product development activities and decreased capitalization of software development associated with the timing of our product releases resulting in less costs being capitalized in the second quarter of 2014.

General and Administrative

	Three Months Ended June 30			Six Months Ended June 30
(in thousands, except percent of total net revenues)	2014	2013	Change	2014	2013	Change

Stock-based compensation expense	$1,912	$14,098	$(12,186)	$3,763	$15,396	$(11,633)
All other general and administrative expense	$8,801	$8,543	$258	$17,507	$17,605	$(98)
Percent of total net revenues	9%	9%		9%	9%
Total general and administrative expense	$10,713	$22,641	$(11,928)	$21,270	$33,001	$(11,731)
Percent of total net revenues	11%	24%		11%	17%

General and administrative expenses consist primarily of personnel costs for information technology, finance, administration, operations and general management, as well as legal and accounting expenses.

General and administrative expenses changed due to the following (in thousands):

	Change From	Change From
	2013 to 2014	2013 to 2014
	QTD	YTD

Decreased stock-based compensation	$(12,186)	$(11,633)
Increased allocation-out of facility and infrastructure expenses	(406)	(752)
Increased computers and telecom	522	765
Increased payroll and related	167	73
Various other items	(25)	(184)

Total change	$(11,928)	$(11,731)

The decrease in total general and administrative expenses for the three and six months ended June 30, 2014 was primarily due to decreased stock-based compensation expense as a result of the equity award modification in the second quarter of 2013 and the increased allocation of facility and infrastructure expense. Corporate expenses, such as facility and information costs, are initially recognized in our general and administrative department and then allocated out to other departments based on relative headcount. As our facility costs increased and headcount in our other departments grew at a higher rate than our general and administrative department, we allocated-out more facility and information technology costs during the three and six months ended June 30, 2014 than in the comparable periods last year. These cost decreases were partially offset by increased computers and telecom due to costs from more maintenance contracts and higher phone usage during the second quarter of 2014.

Amortization of Other Intangibles

	Three Months Ended June 30			Six Months Ended June 30
	2014	2013	Change	2014	2013	Change

Amortization of other intangibles (in thousands)	$870	$953	$(83)	$1,779	$1,910	$(131)
Percent of total net revenues	1%	1%		1%	1%

Other intangibles represent amortization of non-technology related to acquired intangible assets. The slight decrease in the three and six months ended June 30, 2014 compared to the same periods last year reflects certain assets that fully amortized in the third quarter of 2013 associated with Tamale Software, Inc., which we acquired in October 2008.

Recapitalization Costs

	Three Months Ended June 30			Six Months Ended June 30
	2014	2013	Change	2014	2013	Change

Recapitalization costs (in thousands)	$—	$6,041	$(6,041)	$—	$6,041	$(6,041)
Percent of total net revenues	0%	6%		0%	3%

We had no recapitalization costs during 2014. During the three months ended June 30, 2013, in conjunction with the debt modification, special dividend and equity award modification, we incurred a total of $6.0 million in operating expenses related to advisory fees from third parties including financial advisory fees, legal fees and valuation fees.

Restructuring Charges

	Three Months Ended June 30			Six Months Ended June 30
	2014	2013	Change	2014	2013	Change

Restructuring charges (in thousands)	$1,740	$801	$939	$1,914	$3,116	$(1,202)
Percent of total net revenues	2%	1%		1%	2%

We incurred restructuring charges of $1.7 million and $1.9 million in the three and six months ended June 30, 2014, respectively, which were primarily due to employee termination benefits associated with the re-organization plan approved in April 2014. In our continuous efforts to expand operating margins, we will replace approximately 32 functional roles with lower cost resources or move them to lower cost regions. As a result, we expect annual operating expense run rate savings of approximately $3 million which will be used to fund investments in other areas of our business to improve productivity, efficiency and client experience.

For additional analysis of the components of the payments and charges made against the restructuring accrual during the first half of 2014, see Note 14, “Restructuring Charges” to the accompanying condensed consolidated financial statements.

Interest and Other Income (Expense), Net

	Three Months Ended June 30			Six Months Ended June 30
	2014	2013	Change	2014	2013	Change

Interest and other income (expense), net (in thousands)	$(1,948)	$(1,330)	$(618)	$(4,173)	$(1,633)	$(2,540)
Percent of total net revenues	(2)%	(1)%		(2)%	(1)%

Interest and other income (expense), net consists of interest income and interest expense, realized gains and losses on investments and foreign currency gains and losses.

Interest and other income (expense), net changed due to the following (in thousands):

	Change From	Change From
	2013 to 2014	2013 to 2014
	QTD	YTD

Increase in interest expense	$(393)	$(1,920)
Decrease in interest income	(131)	(283)
Impact of foreign exchange	(90)	(363)
Various other items	(4)	26

Total change	$(618)	$(2,540)

Interest and other income (expense), net increased during the three and six months ended June 30, 2014 compared to the same periods last year, primarily due to increased interest expense and, to a lesser extent, the impact of foreign exchange and decreased interest income. Interest expense increased in the 2014 periods primarily as a result of higher average balance of debt during the first half of 2014 (approximately $300 million) compared to the first half of 2013 (approximately $95 million); and amortization of debt issuance costs associated with our most recent debt agreement executed in the second quarter of 2013. The change in foreign exchange impact was due to fluctuations in the U.S. Dollar exchange rate against certain foreign currencies. Interest income decreased primarily due to a decrease in cash, cash equivalents and marketable securities to $41.3 million at June 30, 2014 from $404.0 million at June 30, 2013.

Provision (Benefit) for Income Taxes

	Three Months Ended June 30			Six Months Ended June 30
	2014	2013	Change	2014	2013	Change

Provision (benefit) for income taxes (in thousands)	$7,150	$(3,024)	$10,174	$13,331	$829	$12,502
Effective tax provision rate	36%	(42)%		36%	9%

The effective tax rates for the three and six months ended June 30, 2014 were significantly higher than the rates for the same periods last year. As of June 30, 2014, the federal research credit was suspended for 2014, resulting in a higher tax rate for the first half of 2014.  Additionally, the reinstatement of the federal research credit in January 2013 resulted in our recognition of the benefit of the entire 2012 credit in the first quarter of 2013.

During the second quarter of 2013 we recognized a tax benefit of $(3.0) million at an effective tax rate of (42)% as a result of our $(7.2) million loss before income taxes. The increase in the effective tax rate for the quarter was due to a significant reduction in our expected per-tax book income for the year as a result of expenses associated with the recapitalization during the period.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Cash Flows

The following is a summary of our cash and cash equivalents (in thousands):

	June 30	December 31
	2014	2013

Cash and cash equivalents	$41,332	$33,828

Cash and cash equivalents primarily consist of cash and money market mutual funds purchased with an original or remaining maturity of 90 days or less at the date of purchase.

The table below, for the periods presented, provides selected cash flow information (in thousands):

	Six Months Ended June 30
	2014	2013

Net cash provided by operating activities from continuing operations	$43,314	$39,066
Net cash (used in) provided by investing activities from continuing operations	$(5,506)	$152,054
Net cash (used in) provided by financing activities from continuing operations	$(30,063)	$139,972
Net cash used in operating activities from discontinued operation	$(223)	$(208)

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

Our cash provided by operating activities from continuing operations of $43.3 million during the six months ended June 30, 2014 was primarily the result of our net income plus non-cash charges including stock-based compensation, net of related excess tax benefit, and depreciation and amortization. Cash flows resulting from changes in assets and liabilities include decreases in deferred revenues, accrued liabilities and prepaid and other assets; and an increase in accounts payable. The decrease in deferred revenues primarily resulted from the ratable recognition of deferred term license, maintenance and other recurring revenues over their contract period during the six months ended June 30, 2014, and the release of deferred revenue associated with our term license implementations. Accrued liabilities decreased primarily as a result of cash payments for fiscal 2013 liabilities including year-end bonuses, commissions, RSU dividend equivalents and payroll taxes. Accrued liabilities include accrued dividend equivalent payments on restricted stock units (RSUs) in connection with the equity modification associated with the special dividend in 2013. During the first half of 2014, we made dividend equivalent payments of $2.7 million to RSU holders compared to zero in the first half of 2013. Prepaid and other assets decreased due to amortization of prepaid balances and a reduction in income taxes receivable. Accounts payable increased due to invoices received that were not paid during the period. Other changes in assets and liabilities included a decrease in accounts receivable. Days’ sales outstanding were 54 days during the six months ended June 30, 2014, compared to 53 days during the same period last year.

Our cash provided by operating activities from continuing operations of $39.1 million during the six months ended June 30, 2013 was primarily the result of our net income plus non-cash charges including stock-based compensation, and depreciation and amortization. Cash flows resulting from changes in assets and liabilities include decreases in accounts receivable and deferred revenues, and an increase in accrued liabilities. Days’ sales outstanding were 53 days during the six months ended June 30, 2013, compared to 58 days in the same period of 2012. The decrease in deferred revenue primarily resulted from the ratable recognition of deferred term license, maintenance and other recurring revenues over their contract period during the six months ended June 30, 2013, and the release of deferred revenue associated with our term license implementations. The increase in accrued liabilities reflects the accrual of $5.4 million for cash payments due to certain equity award holders as a result of the equity award modification in the second quarter of 2013. This increase was partially offset by cash payments of fiscal 2012 liabilities including year-end bonuses, commissions, and payroll taxes. Other changes in assets and liabilities included an increase in accounts payable and a decrease in income taxes payable.

We expect that cash provided by operating activities for continuing operations may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, new term license bookings and renewals that increase deferred revenue, collection of accounts receivable, payment of federal income taxes and timing of payments. We expect cash provided by operating activities to be between $105 million and $115 million for fiscal year 2014.

Cash Flows from Investing Activities for Continuing Operations

Net cash used in investing activities from continuing operations of $5.5 million for the six months ended June 30, 2014 reflects capital expenditures of $4.4 million primarily related to internally developed software and the expansion of our Beijing office, and $1.0 million of capitalized software development costs.

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

Cash Flows from Financing Activities for Continuing Operations

Net cash used in financing activities was $30.1 million for the six months ended June 30, 2014 and primarily reflected the net payment of debt of $25.0 million and the repurchase of $12.4 million of the our common stock, partially offset by tax benefits relating to excess stock-based deductions of $6.8 million, which represents the reduction in income taxes payable resulting from tax deductions from stock-based compensation.

Net cash provided by financing activities was $140.0 million for the six months ended June 30, 2013 and primarily reflected proceeds from debt of $225.0 million and from stock option exercises of $16.2 million. This was partially offset by the repayment of debt of $95.0 million and payments totaling $6.5 million to satisfy withholding taxes on equity awards that are net share settled.

In April 2014, our Board of Directors declared our first quarterly cash dividend of $0.13 per common share payable to shareholders of record as of June 30, 2014. We paid this dividend totaling $6.7 million on July 15, 2014.

Effective with the third quarter of 2014, we expect cash used in financing activities to include approximately $7 million per quarter to pay future quarterly cash dividends, subject to Board approval. Any future dividends are subject to the approval of the Company’s Board of Directors.

Working Capital and Stockholders’ Deficit

As of June 30, 2014, our continuing operations had negative working capital of $(98.7) million, compared to negative working capital of $(105.5) million at December 31, 2013. Our negative working capital as of these dates was primarily due to payment of the special dividend of $470.1 million in July 2013 and stock repurchases totaling $41.3 million in the second half of 2013. The increase in our working capital of $6.8 million during the six months ended June 30, 2014 was primarily due to cash generated from operating activities and a reduction in deferred revenues, partially offset by the pay down of long-term debt and repurchases of our common stock. Our negative working capital at June 30, 2014 includes approximately $175.3 million of short-term deferred revenues, which represent invoiced bookings not yet recognized as revenue. Generally, deferred revenues do not require cash settlement. Instead, these represent revenue to recognize upon fulfillment of an obligation to customers. The cash costs incurred in fulfilling the obligation are a fraction of the amount of deferred revenue and are evidenced by the Company’s recurring revenue gross margins of approximately 80% during the six month periods ended June 30, 2014 and 2013. As a result, we do not believe that our negative working capital balance reflects an inability to service our obligations over the next 12 months.

As of June 30, 2014, our cash and cash equivalents totaled $41.3 million. We have additional borrowing capacity under our credit facility, as well as future cash flows generated by operating activities, to fund our working capital needs.

After making the special dividend of $470.1 million in July 2013 and stock repurchases totaling $41.3 million in the second half of 2013, there remained a stockholders’ deficit balance of $(111.8) million on our balance sheet as of December 31, 2013, which has declined to a stockholders’ deficit of $(86.0) million as of June 30, 2014. We believe the Company generates significant liquidity from our backlog, predominance of recurring revenues and historically high renewal rates that are in the mid-90% range, and we believe our cash balances, cash generated from operations and availability under our debt agreement will be sufficient to satisfy our working capital needs, capital expenditures, and interest payments, repayment of debt principal, share repurchases and payment of quarterly dividends (subject to Board approval) on common shares for the next 12 to 24 months.

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

At June 30, 2014, we had a total debt balance of $280.0 million under our Restated Credit Agreement, of which $75.0 million was under the revolving credit facility; and at December 31, 2013, we had a total debt balance of $305.0 million under our Restated Credit Agreement, of which $90.0 million was under the revolving credit facility.

We were in compliance with all covenants associated with our Restated Credit Agreement as of June 30, 2014 as follows:

Ratio Calculation
	Covenant	as of
Covenant	Requirement	June 30, 2014

Leverage ratio (1)	Maximum 3.75x (2)	2.2x

Interest coverage ratio (3)	Minimum 2.5x	13.6x

(1)   Calculated as the ratio of total debt to EBITDA, as defined by the Restated Credit Agreement, for the period of four consecutive fiscal quarters on the measurement date.

(2)   The leverage ratio covenant requirement lowers to a maximum of 3.50x on June 30, 2015 and 3.25x on June 30, 2016.

(3)   Calculated as the ratio of EBITDA to interest expense, as defined by the Restated Credit Agreement, for the period of four consecutive fiscal quarters on the measurement date.

Off-Balance Sheet Arrangements and Contractual Obligations

The following table summarizes our contractual cash obligations as of June 30, 2014 (in thousands):

	Six
	Months Ending
	December 31	Years Ending December 31
	2014	2015	2016	2017	2018	Thereafter	Total
Operating lease obligations, net of sub-lease income	$5,388	$10,509	$9,643	$4,634	$3,631	$18,418	$52,223
Debt*	10,000	20,000	20,000	20,000	210,000	—	280,000
Total	$15,388	$30,509	$29,643	$24,634	$213,631	$18,418	$332,223

*Excludes interest payments on our variable rate debt as amounts are uncertain. Refer to Note 5 “Debt” in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, for information about the terms of our debt.

As of June 30, 2014, the principal outstanding balance under our Restated Credit Agreement was $280.0 million, which is due in full no later than June 12, 2018. Our Restated Credit Agreement includes covenants requiring us to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. As of June 30, 2014, we were in compliance with all of our covenants. We believe maintaining compliance with these covenants will not restrict our ability to execute our business plan in this fiscal year.

At June 30, 2014, we had a gross liability of $15.0 million for uncertain tax positions. If recognized, the impact on our statement of operations would be to decrease our income tax expense and increase our net income by $12.3 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of the federal tax benefit of state income tax items. Since almost all of this liability relates to reserves against deferred tax assets that we do not expect to utilize in the short term, we cannot estimate the timing of potential future cash settlements and have not included any estimates in the table of contractual cash obligations above. We expect our cash payments for federal income taxes will be 20% or less of taxable income through 2014 as we have significant net operating losses and tax credit carryforwards to utilize.

At June 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Dividends

In April 2014, our Board of Directors declared the Company’s first quarterly cash dividend of $0.13 per common share payable to shareholders of record as of June 30, 2014. On July 15, 2014, we paid this dividend which totaled $6.7 million. Any future dividends are subject to the approval of the Board of Directors.

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

We expect that for the next two years, our debt service costs and other operating expenses and any future quarterly dividends declared by our Board of Directors will constitute a significant use of cash flow. Accordingly, we anticipate having less available cash to fund acquisitions, repurchase additional common stock, or invest in other businesses when opportunities arise. Based upon the predominance of our revenues from recurring sources, bookings performance and current expectations, we believe that our cash balances, cash generated from operations and availability under our debt agreement will be sufficient to satisfy our working capital needs, capital expenditures and interest, repayment of debt principal, share repurchases and payment of quarterly dividends (subject to Board approval) on common shares for the next 12 to 24 months.  However, we may identify opportunities that require us to raise funds, such as acquisitions or other investments in complementary businesses, products or technologies, and may raise such additional funds through public or private debt or additional borrowings under our current line of credit facility or equity financing.  However, such financing may not be available at all, or if available, may not be obtainable on favorable terms, and could be dilutive.

The Company has reviewed its needs in the United States for possible repatriation of undistributed earnings or cash of its non-U.S. subsidiaries. The Company presently intends to use indefinitely all earnings and cash outside of the United States of all non-U.S. subsidiaries to fund investments or meet working capital and property, plant and equipment requirements in those locations. At June 30, 2014, we had approximately $6.3 million of cash in our non-U.S. subsidiaries.

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

The effect of the derivative financial instruments on the condensed consolidated statements of operations for the six months ended June 30, 2014 and 2013 was to increase foreign exchange gains by approximately $0 and $36,000, respectively, which reflects net realized and unrealized gains related to our derivative financial instruments. As of June 30, 2014, we had no outstanding foreign currency forward contracts.

Interest Expense Risk

We have interest rate risk relating to debt and associated interest expense under our Restated Credit Agreement, which is indexed to JPMorgan Chase Bank, N.A.’s prime rate, federal funds rate or LIBOR. At any time, a rise in interest rates could have a material adverse impact on our earnings and cash flows. Conversely, a decrease in interest rates could result in a material increase in earnings and cash flows. We estimate that a hypothetical plus or minus of 100 BPS would increase or decrease, respectively, our interest expense and cash flows by approximately $2.8 million on an annual basis, based on our $280.0 million debt balance at June 30, 2014.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective as of June 30, 2014 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to Advent’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting which were identified in connection with the evaluation required by Rule 13a-15(f) of the Exchange Act that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, Advent’s internal control over financial reporting.

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

Most of our base of perpetual license customers have historically renewed their annual maintenance although our customers have no obligation to renew such maintenance after the first year of their license agreements. Our perpetual license maintenance revenues increased 2% in the first half of 2014 but have been trending downward as reflected by annual decreases of 2% and 5% during fiscal years 2013 and 2012, respectively, and it is expected that this trend will continue into the future.

In addition, market downturns, such as the downturn beginning in the fall of 2008 and subsequent market fluctuations, and other factors have caused, and may in the future cause, some clients not to renew their maintenance; reduce their level of maintenance; not renew their term license contracts; or renew such term licenses for fewer products or users, all of which adversely affects our renewal rates and revenue from these customers. Our renewal rates are based on cash collections and are disclosed one quarter in arrears. Our reported quarterly renewal rate for perpetual maintenance and term license renewals may fluctuate. For example, our disclosed quarterly renewal rates during 2011 and 2010 were higher than the corresponding periods in 2009, but below those in 2008, and our disclosed quarterly renewal rates for 2012 fluctuated both above and below the previous year rates. Our disclosed quarterly renewal rates for 2013 exceeded the quarterly renewal rates in the corresponding periods of 2012. Decreases in renewal rates reflect reduced maintenance expenditures, reduced term license renewals, customer attrition, and reductions in products licensed or number of users by clients, as well as from slower payments received from renewal clients.

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

As a result of a lengthy and unpredictable sales cycle, we have limited ability to forecast the timing and amount of specific perpetual license sales, as well as term license, Advent OnDemand and Black Diamond sales which we report quarterly as annual contract value (ACV) bookings and also include as part of our Annualized Recurring Run Rate metric. The timing of large individual license sales is especially difficult to forecast, and we may not be successful in closing large license transactions on a timely basis or at all. Customers may postpone their purchases of our existing products or product enhancements in advance of the anticipated introduction of new products or product enhancements by us or our competitors, such as we have experienced with our recently introduced, but not yet broadly available, Advent Direct cloud platform. Accordingly, our level of ACV bookings and Annualized Recurring Run Rate in any particular period is subject to significant fluctuation. For example, during 2013 and 2012, our ACV bookings decreased by 5% and 3%, respectively, compared to previous periods which also affected Annualized Recurring Run Rate. Our ACV bookings increased 35% in the second quarter of 2014 compared to the first quarter of 2014. Our Annualized Recurring Run Rate, which is a broader metric than ACV that includes all of our contracted recurring revenue streams at the end of a particular quarter, has increased 3% as of June 30, 2014 compared to June 30, 2013, but declined 2% compared to the first quarter of 2014.

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

Consequently, a significant decline in new business generated in any quarter may not materially affect our results of operations in that quarter but will have an impact on our revenue growth rate in future quarters. We also experience fluctuations and seasonality in our new business generated each quarter. ACV for fiscal 2013 and 2012 decreased 5% and 3%, respectively, over the prior year; and ACV in 2011 increased by 6% over 2010. Also, the type of recurring revenue may vary. For example, our Annualized Recurring Run Rate, which includes all of our contracted recurring revenue streams, not just ACV, increased as of June 30, 2014, compared to June 30, 2013, and decreased compared to March 31, 2014.

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

We also must continue to introduce new products and product enhancements. The market for our products is characterized by rapid technological change, changes in customer demands, evolving industry standards and new regulatory requirements. New products based on recent technologies or new industry standards can render existing products obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop or acquire new products and product enhancements that address the needs of our target markets and respond to their changing standards and practices. We continue to release numerous products and product upgrades and we believe our future success depends on continuing such releases. Additionally, in October 2008, we acquired Tamale Software which enabled us to offer a new product in the nascent research management field and in March 2010, Advent Norway AS acquired Goya AS to allow us to provide transfer agency-related solutions to mutual fund managers and mutual fund distributors. In addition, in February 2011, Advent Software, Inc. acquired Syncova Solutions, Ltd., a United Kingdom-based company that provides margin management and debt finance reconciliation and optimization software and in June 2011, we acquired Black Diamond, a Florida-based company that provides a web-based, outsourced portfolio management and reporting platforms for investment advisors. In addition, in late 2013, we introduced Advent Direct, our new cloud platform, on a beta release basis, and we expect to make Advent Direct broadly available in the second half of 2014, although we do not anticipate receiving significant revenues related to it until 2015. However, it may take longer than we expect to make Advent Direct broadly available and we cannot be certain whether new products and enhancements will meet anticipated sales projections or will be broadly accepted in the market, whether a market will develop as expected for new products and enhancements or whether we will be able to continue to introduce more products and enhancements.

We may not be successful in developing, introducing, marketing and licensing our new products or product enhancements on a timely and cost effective basis, or at all, and our new products and product enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. Delays in the availability of new products or enhancements or delays in client implementations or migrations may result in client dissatisfaction and delay or loss of product revenues. Additionally, existing clients have shown some reluctance to go through the process of migrating from our Axys product to our Advent Portfolio Exchange (APX) or Geneva products, or our Black Diamond platform, which has slowed the migration of our customer base to APX. In addition, clients may delay purchases in anticipation of new products or product enhancements, such as we have experienced and continue to experience with our recently introduced, but not yet broadly available, Advent Direct cloud platform. Our ability to develop new products and product enhancements is also dependent upon the products of other software and service vendors, including certain system software vendors, such as Microsoft Corporation, database vendors, Software-as-a-Service (“SaaS”) providers, hosting and authentication services, and development tool vendors. If the products of such vendors have design defects or flaws, are unexpectedly delayed in their introduction, are unavailable on acceptable terms, or the vendors exit the business, our business could be seriously harmed.

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

Currently, we offer our suite of products to our customers on premise and over the web on an Advent-hosted or third party-hosted basis. Advent OnDemand and Black Diamond are delivered over the web as our current SaaS product offerings. In addition, we have introduced Advent Direct, our new cloud platform, on a beta release basis, and we expect to make Advent Direct broadly available in the second half of 2014. We plan to continue to expand our current and future SaaS product offerings, including availability on mobile devices, and we believe that over time our SaaS-based product offerings will comprise an increasing share of our total recurring revenues as more customers adopt SaaS as their preferred solution. Our SaaS-based delivery models may vary from the way we price and deliver our products to customers on premise under term licenses or amongst our various SaaS offerings. The SaaS-based model will require continued investment in product development and SaaS operations, and may give rise to a number of risks, including the following:

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

We market and sell our products in the United States and, to a growing extent, outside the U.S. Revenues derived from sales outside the U.S. comprised 18%, 18% and 17% of our total revenues in the first half of 2014 and fiscal years 2013 and 2012, respectively. We have international subsidiaries in Canada, China, Denmark, England, Ireland, Hong Kong, Netherlands, Norway, Singapore, Sweden, Switzerland and the United Arab Emirates.

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

Our success depends significantly upon our proprietary technology. We currently rely on a combination of copyright, trademark, patent and trade secret law, as well as confidentiality procedures and contractual provisions to protect our proprietary rights. We have registered trademarks and copyrights for many of our products and services and will continue to evaluate the registration of additional trademarks and copyrights as appropriate. We generally enter into confidentiality agreements with our employees, customers, resellers, vendors and others. We seek to protect our software, documentation and other written materials under trade secret and copyright laws. We also have seven issued patents. Despite our efforts, existing intellectual property laws may afford only limited protection. It may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use our proprietary information. In addition, we cannot be certain that others will not develop or acquire substantially equivalent or superseding proprietary technology, equivalent or better products will not be marketed in competition with our products, or others may not design around any patent that we have or that may be issued to us or other intellectual property rights of ours, thereby substantially reducing the value of our proprietary rights. We cannot be sure that we will develop proprietary products or technologies that are patentable, that any patent, if issued, would operate to cover the differentiating features of our products and services, provide us with any competitive advantages or would not be challenged by third parties, or that the patents of others will not adversely affect our ability to do business. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products or to obtain and use information that we regard as proprietary and we may not have any effective practical remedy against such parties. In addition, the laws of some countries do not protect proprietary rights to as great an extent as do the laws of the United States and so our expansion into markets outside the U.S. may expose our proprietary rights to increased risks. Litigation may be necessary to protect our proprietary technology which may be time-consuming and expensive, with no assurance of success. As a result, we cannot be sure that our means of protecting our proprietary rights will be adequate.

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

Our founder and a fund where one of our directors previously served as a partner own or control, indirectly or directly, a substantial number of shares of our common stock (approximately 6% and 15%, respectively, of total outstanding shares as of July 31, 2014).  In addition, repurchases of our stock by us could increase the concentration of shares held by these parties or other current stockholders.  As a result, either individually or if these parties were to act together, they would have the ability to exert significant influence on matters submitted to our stockholders for approval, such as the election or removal of directors, amendments to our certificate of incorporation or the approval of a business combination and they may attempt to influence the Company or effect changes in corporate governance. These actions may be taken even if they are opposed by other stockholders or it may be difficult to approve these actions without their consent and may cause management distraction. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

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

Changes in, or interpretations of, accounting principles could significantly impact our reported financial information and operational processes.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is a new revenue recognition model that requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective for Advent for our fiscal year beginning January 1, 2017, and early adoption of ASU 2014-09 is not permitted. Under ASU 2014-09, Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. Advent is evaluating the impact of the adoption of ASU 2014-09 on its condensed consolidated financial statements.

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

At March 31, 2014 there were approximately 0.4 million shares previously authorized by the Board available for repurchase. In May 2014, our Board authorized an additional 1.0 million shares of the Company’s common stock for repurchase. The following table provides a summary of the monthly repurchase activity during the three months ended June 30, 2014 under the stock repurchase program approved by the Board (in thousands, except per share data):

			Maximum
	Total	Average	Number of Shares That
	Number	Price	May Yet Be Purchased
	of Shares	Paid	Under Our Share
	Purchased	Per Share	Repurchase Programs

April	—	$—	394
May	370	$28.96	1,024
June	56	$30.10	968

Total	426	$29.11	968

We withheld shares through net share settlements during the three months ended June 30, 2014. The following table provides a monthly summary of the purchase activity upon the employee vesting of restricted stock units and the exercise of stock-settled stock appreciation rights under our equity compensation plan to satisfy tax and exercise withholding obligations during the three months ended June 30, 2014 (in thousands, except per share data):

	Total		Maximum Number
	Number	Average	of Shares that May
	of Shares	Price Per	Yet Be Purchased
Month	Purchased (1)	Share	Under the Plan

April	6	$27.48	—
May	113	$28.82	—
June	5	$30.30	—

Total	124	$28.81	—

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

ADVENT SOFTWARE, INC.

Dated: August 8, 2014	By:	/s/ James S. Cox
James S. Cox Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)