Form 10-Q
period 2014-09-30
ADVENT SOFTWARE INC /DE/
filed 2014-11-07
CIK 1002225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2014 was 51,699,021.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30	December 31
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$36,692	$33,828
Accounts receivable, net	55,280	58,717
Deferred taxes, current	24,897	24,898
Prepaid expenses and other	24,724	30,114
Current assets of discontinued operation	—	100
Total current assets	141,593	147,657
Property and equipment, net	28,502	31,698
Goodwill	205,178	207,818
Other intangibles, net	21,004	27,392
Deferred taxes, long-term	21,213	23,020
Other assets	14,055	17,372
Noncurrent assets of discontinued operation	1,337	1,337

Total assets	$432,882	$456,294

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,155	$5,348
Dividends payable	6,712	—
Accrued liabilities	34,677	41,625
Deferred revenues	176,288	186,107
Current portion of long-term debt	20,000	20,000
Current liabilities of discontinued operation	632	600
Total current liabilities	248,464	253,680
Deferred revenue, long-term	7,250	7,809
Long-term income taxes payable	7,667	7,667
Long-term debt	235,000	285,000
Other long-term liabilities	8,447	11,171
Noncurrent liabilities of discontinued operation	2,324	2,782

Total liabilities	509,152	568,109

Commitments and contingencies (See Note 13)

Stockholders’ deficit:
Common stock	516	513
Additional paid-in capital	58,394	42,533
Accumulated deficit	(142,765)	(165,870)
Accumulated other comprehensive income	7,585	11,009
Total stockholders’ deficit	(76,270)	(111,815)

Total liabilities and stockholders’ deficit	$432,882	$456,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Net revenues:
Recurring revenues	$90,689	$88,116	$272,352	$260,862
Non-recurring revenues	8,293	8,651	23,804	24,518

Total net revenues	98,982	96,767	296,156	285,380

Cost of revenues:
Recurring revenues	20,088	17,782	59,304	52,173
Non-recurring revenues	8,106	11,501	23,675	31,088
Amortization of developed technology	1,690	2,508	5,178	7,405

Total cost of revenues	29,884	31,791	88,157	90,666

Gross margin	69,098	64,976	207,999	194,714

Operating expenses:
Sales and marketing	17,658	18,546	55,687	58,967
Product development	16,962	17,369	51,805	52,254
General and administrative	10,846	10,894	32,115	43,895
Amortization of other intangibles	809	953	2,588	2,863
Recapitalization costs	—	—	—	6,041
Restructuring charges (benefit)	2,579	(157)	4,494	2,959

Total operating expenses	48,854	47,605	146,689	166,979

Income from continuing operations	20,244	17,371	61,310	27,735
Interest and other income (expense), net	(1,423)	(2,977)	(5,596)	(4,610)

Income from continuing operations before income taxes	18,821	14,394	55,714	23,125
Provision for income taxes	6,818	4,561	20,149	5,390

Net income from continuing operations	$12,003	$9,833	$35,565	$17,735

Discontinued operation:
Net (loss) income from discontinued operation (net of applicable taxes of $(14), $(16), $(38) and $45, respectively)	(20)	(20)	(57)	68

Net income	$11,983	$9,813	$35,508	$17,803

Basic net income (loss) per share:
Continuing operations	$0.23	$0.19	$0.69	$0.35
Discontinued operation	(0.00)	(0.00)	(0.00)	0.00
Total operations	$0.23	$0.19	$0.69	$0.35

Diluted net income (loss) per share:
Continuing operations	$0.22	$0.18	$0.66	$0.33
Discontinued operation	(0.00)	(0.00)	(0.00)	0.00
Total operations	$0.22	$0.18	$0.66	$0.33

Weighted average shares used to compute net income (loss) per share:
Basic	51,579	51,576	51,464	51,241
Diluted	53,877	53,937	53,574	53,329

Cash dividends declared per common share	$0.13	$—	$0.26	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Net income (loss) per share is based on actual calculated values and totals may not sum due to rounding.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Net income	$11,983	$9,813	$35,508	$17,803

Other comprehensive (loss) income, net of taxes
Foreign currency translation	(4,413)	3,495	(3,424)	(155)
Unrealized gain on marketable securities (net of applicable taxes of $0, $(11), $0 and $(20), respectively)	—	36	—	11
Total other comprehensive (loss) income, net of taxes	(4,413)	3,531	(3,424)	(144)

Comprehensive income	$7,570	$13,344	$32,084	$17,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30
	2014	2013
Cash flows from operating activities:
Net income	$35,508	$17,803
Adjustment to net income for discontinued operation net loss (income)	57	(68)
Net income from continuing operations	35,565	17,735

Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Stock-based compensation	22,571	40,597
Excess tax benefit from stock-based compensation	(9,003)	(4,220)
Depreciation and amortization	16,138	18,903
Amortization of debt issuance costs	1,079	593
Loss on disposal of fixed assets	2,786	—
(Reduction of) provision for doubtful accounts	(6)	290
Reduction of sales reserves	(538)	(196)
Deferred income taxes	10,370	6,281
Other	(500)	(45)
Effect of statement of operations adjustments	42,897	62,203
Changes in operating assets and liabilities:
Accounts receivable	3,443	4,181
Prepaid and other assets	7,789	(860)
Accounts payable	3,919	3,843
Accrued liabilities	(12,279)	(9,801)
Deferred revenues	(9,841)	(10,210)
Income taxes payable	84	(5,190)
Effect of changes in operating assets and liabilities	(6,885)	(18,037)

Net cash provided by operating activities from continuing operations	71,577	61,901

Cash flows from investing activities:
Purchases of property and equipment	(6,845)	(2,161)
Capitalized software development costs	(1,427)	(2,556)
Change in restricted cash	(173)	—
Purchases of marketable securities	—	(57,863)
Sales and maturities of marketable securities	—	228,619

Net cash (used in) provided by investing activities from continuing operations	(8,445)	166,039

Cash flows from financing activities:
Proceeds from common stock issued from exercises of stock options	3,171	18,382
Proceeds from common stock issued under the employee stock purchase plan	3,493	3,211
Excess tax benefits from stock-based compensation	9,003	4,220
Withholding taxes related to equity award net share settlement	(5,665)	(8,043)
Proceeds from debt issuance	—	375,000
Repayment of debt	(50,000)	(120,000)
Debt issuance costs	—	(5,725)
Repurchase of common stock	(12,878)	(41,256)
Payment of cash dividend	(6,693)	(470,133)

Net cash used in financing activities from continuing operations	(59,569)	(244,344)

Net cash transferred to discontinued operation	(383)	(358)

Effect of exchange rate changes on cash and cash equivalents	(316)	(75)

Net change in cash and cash equivalents from continuing operations	2,864	(16,837)
Cash and cash equivalents of continuing operations at beginning of period	33,828	58,217

Cash and cash equivalents of continuing operations at end of period	$36,692	$41,380

Supplemental disclosure of cash flow information:
Noncash investing activities:
Capital expenditures included in accounts payable	$1,019	$738

Cash flows from discontinued operation of MicroEdge, Inc.:
Net cash used in operating activities	$(383)	$(358)
Net cash transferred from continuing operations	383	358

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

Recent Accounting Pronouncements

With the exception of the below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2014, as compared to the recent accounting pronouncements described in Advent’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, that are of significance, or potential significance, to the Company’s condensed consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  ASU 2014-15 is effective for the annual reporting period ending after December 15, 2016, and for annual and interim periods thereafter, which means that it will be effective for Advent’s fiscal year beginning January 1, 2017. Early adoption of ASU 2014-15 is permitted. The Company will adopt ASU 2014-15 effective January 1, 2017 and does not expect the adoption to have a material impact on the Company’s condensed consolidated financial statements.

Note 2—Financial Statement Detail

Recurring and non-recurring revenues

The following is a summary of recurring and non-recurring revenues (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Term license revenues	$48,558	$47,087	$144,862	$133,369
Perpetual maintenance revenues	15,778	16,632	48,490	49,401
Assets under administration revenues	1,481	1,471	5,477	6,376
Other recurring revenues	24,872	22,926	73,523	71,716

Total recurring revenues	$90,689	$88,116	$272,352	$260,862

Professional services and other revenues	$7,956	$8,281	$22,492	$22,675
Perpetual license fees	337	370	1,312	1,843

Total non-recurring revenues	$8,293	$8,651	$23,804	$24,518

Prepaid expenses and other

The following is a summary of prepaid expenses and other (in thousands):

	September 30	December 31
	2014	2013

Prepaid contract expense	$9,071	$10,139
Deferred commissions	6,346	6,552
Debt issuance costs	1,417	1,417
Prepaid income tax	—	2,659
Other	7,890	9,347

Total prepaid expenses and other	$24,724	$30,114

Other assets

The following is a summary of other assets (in thousands):

	September 30	December 31
	2014	2013

Prepaid contract expense, long-term	$3,973	$4,466
Long-term deferred commissions	3,099	4,098
Debt issuance costs	3,837	4,899
Deposits	2,917	2,608
Other	229	1,301

Total other assets	$14,055	$17,372

Deposits include a restricted cash balance of $1.5 million at September 30, 2014 and $1.3 million at December 31, 2013 primarily related to the Company’s San Francisco headquarters and facilities in New York. Refer to Note 13, “Commitments and Contingencies” for additional information.

Dividend Payable

In September 2014, Advent’s Board of Directors (the “Board”) declared a cash dividend of $0.13 per common share payable to shareholders of record as of September 30, 2014. On October 15, 2014, the Company paid this dividend which totaled $6.7 million. Any future dividends are subject to the approval of the Board.

Accrued liabilities

The following is a summary of accrued liabilities (in thousands):

	September 30	December 31
	2014	2013

Salaries and benefits payable	$17,656	$26,425
Accrued dividend equivalents on restricted stock units	3,245	3,171
Deferred rent, current portion	2,004	2,138
Accrued restructuring, current portion	1,237	998
Other	10,535	8,893

Total accrued liabilities	$34,677	$41,625

Accrued restructuring charges are discussed further in Note 14, “Restructuring Charges” contained herein. As part of the recapitalization in 2013, as disclosed in Advent’s 2013 Annual Report on Form 10-K, holders of restricted stock units (RSUs) have the right to receive a dividend equivalent payment of $9.00 per RSU upon vesting. At September 30, 2014 and December 31, 2013, “Other” accrued liabilities included accruals for sales and business taxes and other miscellaneous items.

Deferred revenues

The following table sets forth the composition of total short-term and long-term deferred revenues (in thousands):

	September 30	December 31
	2014	2013

Term license deferred revenue	$93,066	$99,473
Term implementations deferred revenue	39,794	40,221
Perpetual license/maintenance deferred revenue	28,771	32,657
Other recurring deferred revenue	21,907	21,565

Total deferred revenues	$183,538	$193,916

Other long-term liabilities

The following is a summary of other long-term liabilities (in thousands):

	September 30	December 31
	2014	2013

Deferred rent	$6,332	$8,677
Long-term deferred tax liability	1,540	1,982
Other	575	512

Total other long-term liabilities	$8,447	$11,171

Note 3—Goodwill

The changes in the carrying value of goodwill for the nine months ended September 30, 2014 were as follows (in thousands):

Carrying Value

Balance at December 31, 2013	$207,818
Translation adjustments	(2,640)

Balance at September 30, 2014	$205,178

Translation adjustments reflect the impact of translating goodwill balances denominated in various foreign currencies to the U.S. Dollar. The $(2.6) million in translation adjustments resulted from a strengthening of the U.S. Dollar exchange rate versus other currencies during the nine months ended September 30, 2014.

Note 4—Other Intangibles, Net

Other intangibles are summarized as follows (in thousands, except weighted average amortization period):

	Weighted
	Average
	Amortization
	Period		Accumulated
	(Years)	Gross	Amortization	Net

Purchased technologies	5.1	$50,907	$(42,697)	$8,210
Product development costs	3.0	21,978	(18,789)	3,189

Developed technology sub-total		72,885	(61,486)	11,399

Customer relationships	6.4	40,971	(31,991)	8,980
Other intangibles	4.1	4,647	(4,022)	625

Other intangibles sub-total		45,618	(36,013)	9,605

Balance at September 30, 2014		$118,503	$(97,499)	$21,004

	Weighted
	Average
	Amortization
	Period		Accumulated
	(Years)	Gross	Amortization	Net

Purchased technologies	5.1	$50,711	$(38,877)	$11,834
Product development costs	3.0	20,524	(17,183)	3,341

Developed technology sub-total		71,235	(56,060)	15,175

Customer relationships	6.4	40,936	(29,786)	11,150
Other intangibles	4.1	4,645	(3,578)	1,067

Other intangibles sub-total		45,581	(33,364)	12,217

Balance at December 31, 2013		$116,816	$(89,424)	$27,392

The changes in the carrying value of other intangibles during the nine months ended September 30, 2014 are summarized as follows (in thousands):

		Accumulated
	Gross	Amortization	Net

Balance at December 31, 2013	$116,816	$(89,424)	$27,392
Additions	1,453	—	1,453
Amortization	—	(7,766)	(7,766)
Translation adjustments	234	(309)	(75)

Balance at September 30, 2014	$118,503	$(97,499)	$21,004

Based on the carrying amount of other intangibles as of September 30, 2014, the estimated future amortization is as follows (in thousands):

	Three
	Months Ending
	December 31	Years Ending December 31
	2014	2015	2016	2017	2018	Thereafter	Total

Developed technology	$1,585	$5,918	$3,493	$382	$18	$3	$11,399
Other intangibles	808	3,231	2,720	1,885	942	19	9,605

Total	$2,393	$9,149	$6,213	$2,267	$960	$22	$21,004

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

The Restated Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict Advent and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, pay dividends or make distributions, make investments, make acquisitions, prepay certain indebtedness, enter into certain transactions with affiliates, enter into sale and leaseback transactions, enter into swap agreements and enter into restrictive agreements, in each case subject to customary exceptions for a credit facility of this size and type. Advent is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. At September 30, 2014, Advent had a total debt balance of $255.0 million under its Restated Credit Agreement, of which $55.0 million was under the revolving credit facility; and at December 31, 2013, Advent had a total debt balance of $305.0 million under its Restated Credit Agreement, of which $90.0 million was under the revolving credit facility.

Advent was in compliance with all associated covenants as of September 30, 2014 as follows:

Ratio Calculation
	Covenant	as of
Covenant	Requirement	September 30, 2014

Leverage ratio (1)	Maximum 3.75x (2)	2.0x

Interest coverage ratio (3)	Minimum 2.5x	15.6x

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

Note 6—Stockholders’ Deficit

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of related taxes, at September 30, 2014 and December 31, 2013, included accumulated foreign currency translation adjustments of $7.6 million and $11.0 million, respectively.

Dividends

In April 2014, Advent’s Board declared the Company’s first quarterly cash dividend of $0.13 per common share payable to shareholders of record as of June 30, 2014. On July 15, 2014, the Company paid this dividend which totaled $6.7 million. In September 2014, the Board declared a cash dividend of $0.13 per common share payable to shareholders of record as of September 30, 2014. On October 15, 2014, the Company paid this dividend which totaled $6.7 million. Any future dividends are subject to the approval of the Board.

Common Stock Repurchases

The Company repurchased approximately 426,000 shares of our common stock for a total cash outlay of $12.4 million at an average price of $29.11 per share during the second quarter of 2014, and during the third quarter of 2014 repurchased approximately 15,000 shares for a total cash outlay of $0.5 million at an average price of $30.94 per share.

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

The Company measures certain financial assets and liabilities at fair value on a recurring basis. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, dividends payable and accrued liabilities approximate fair value based on the short-term maturities of these instruments. The carrying amount of debt approximates fair value as the underlying variable interest rate approximates current market rates and the Company’s credit risk has not changed significantly since the date of issuance. At September 30, 2014 and December 31, 2013, Advent had outstanding debt of $255.0 million and $305.0 million, respectively, which was valued using level 2 inputs.

There were no transfers between Level 1 and Level 2 assets during the nine months ended September 30, 2014, and Advent does not have any significant assets or liabilities that utilize unobservable or Level 3 inputs.

Note 8—Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense related to stock options, stock appreciation rights (“SARs”), employee stock purchase plan (“ESPP”) shares, and restricted stock units (“RSUs”) was recognized in the Company’s condensed consolidated statements of operations for the periods presented as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Statement of operations classification
Cost of recurring revenues	$793	$853	$2,469	$2,647
Cost of non-recurring revenues	293	578	1,022	2,690
Total cost of revenues	1,086	1,431	3,491	5,337

Sales and marketing	2,461	2,874	7,757	10,920
Product development	2,005	2,083	5,853	6,941
General and administrative	1,707	2,003	5,470	17,399
Total operating expenses	6,173	6,960	19,080	35,260

Total stock-based employee compensation expense	7,259	8,391	22,571	40,597

Tax effect on stock-based employee compensation expense	(2,733)	(2,938)	(8,641)	(16,100)

Effect on net income from continuing operations, net of tax	$4,526	$5,453	$13,930	$24,497

As of September 30, 2014, total compensation cost related to unvested awards not yet recognized under all equity compensation plans was $50.8 million and is expected to be recognized over the remaining vesting period of each grant, with a weighted average remaining period of 2.5 years for the group as a whole.

Valuation Assumptions

Advent uses the Black-Scholes option pricing model and the straight-line attribution approach to determine the grant date fair value of stock options, SARs and the ESPP. The fair value of RSUs is equal to the Company’s closing stock price on the date of grant.

The following Black-Scholes option pricing model assumptions were used for stock options and SARs granted in the following periods:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Stock Options & SARs
Risk-free interest rate	1.7% - 1.9%	1.5% - 1.8%	1.2% - 1.9%	0.5% - 1.8%
Volatility	32.4% - 32.7%	35.1% - 38.3%	32.4% - 35.1%	33.4% - 38.8%
Expected life (in years)	4.85	5.06	3.69 - 4.85	3.94 - 5.06
Expected dividend yield	1.6% - 1.7%	0%	0% - 1.8%	0%

Employee Stock Purchase Plan
Risk-free interest rate			0.1%	0.1%
Volatility			32.1%	31.8%
Expected life (in years)			0.5	0.5
Expected dividend yield			1.7%	0%

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

The expected dividend yield for each grant was determined by annualizing the most recent dividend declared and dividing the result by the Company’s closing stock price on the date of grant. The dividend yield assumption for grants prior to April 28, 2014 was based on the Company’s history of not paying regular dividends and the future expectation of no recurring dividend payouts at the time of grant.

Equity Award Activity

The Company’s stock option and SAR activity for the nine months ended September 30, 2014 was as follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Life	Value
	(in thousands)	Price	(in years)	(in thousands)

Outstanding at December 31, 2013	5,590	$15.05
Options & SARs granted	748	29.19
Options & SARs exercised	(800)	13.86
Options & SARs canceled	(181)	20.65
Outstanding at September 30, 2014	5,357	$17.01	6.62	$78,069
Exercisable at September 30, 2014	2,773	$13.35	4.84	$50,503

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $31.56 on September 30, 2014 for options and SARs that were in-the-money as of that date.

The weighted average grant date fair value of options and SARs granted, total intrinsic value of options and SARs exercised and cash received from options exercised during the periods presented were as follows (in thousands, except weighted average grant date fair value):

	Nine Months Ended September 30
	2014	2013
Options and SARs
Weighted average grant date fair value	$8.06	$10.44
Total intrinsic value of awards exercised	$14,138	$34,259

Options
Cash received from exercises	$3,171	$18,382

The Company settles exercised stock options and SARs with newly issued common shares.

The Company’s RSU activity for the nine months ended September 30, 2014 was as follows:

		Weighted
	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value

Outstanding and unvested at December 31, 2013	1,159	$20.16
RSUs granted	767	30.16
RSUs vested	(322)	29.10
RSUs canceled	(95)	27.85
Outstanding and unvested at September 30, 2014	1,509	$22.85

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

The weighted average grant date fair value of RSUs was determined based on the closing market price of the Company’s common stock on the date of the award. The aggregate intrinsic value of RSUs outstanding at September 30, 2014 was $47.6 million based on the Company’s closing stock price of $31.56 per share on that date.

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

As of September 30, 2014, Advent had no outstanding foreign currency forward contracts and there was no impact to the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2014. At September 30, 2013, the Company had no net derivative assets. The effect of the derivative financial instruments on the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2013 was to increase foreign exchange gains by approximately $45,000, which reflects net realized and unrealized gains related to our derivative financial instruments.

Note 10—Income Taxes

The following table summarizes the activity relating to the Company’s unrecognized tax benefits during the nine months ended September 30, 2014 (in thousands):

Total

Balance at December 31, 2013	$14,678
Gross increases related to current period tax positions	469
Balance at September 30, 2014	$15,147

At September 30, 2014 and December 31, 2013, Advent had gross unrecognized tax benefits of $15.1 million and $14.7 million, respectively. During the nine months ended September 30, 2014, the Company increased the amount of unrecognized tax benefits by approximately $0.5 million related primarily to state research credits. If recognized, the total unrecognized tax benefits would decrease Advent’s tax provision and increase net income by approximately $12.4 million. The impact on net income reflects the liabilities for unrecognized tax benefits, net of the federal tax benefit of state income tax items. The Company’s liabilities for unrecognized tax benefits relate primarily to federal research credits, state research credits and enterprise zone tax credits and various state net operating losses.

Advent is subject to taxation in the U.S. and various states and jurisdictions outside the U.S. Advent is currently undergoing a State of California franchise tax examination for the 2006 and 2007 tax years and a state of New York corporate income tax examination for the 2011, 2012, and 2013 tax years. At September 30, 2014, Advent was not under examination in any other income tax jurisdiction and at the present time does not anticipate the total amount of its unrecognized tax benefits to significantly change over the next 12 months. The material jurisdictions that are subject to examination by tax authorities include federal for tax years after 2010 and California for tax years after 2005.

As of September 30, 2014, Advent made no provision for a cumulative total of $23.3 million of undistributed earnings for certain non-U.S. subsidiaries, which are deemed to be permanently reinvested.

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

The following table sets forth an analysis of the components of the restructuring charges related to the Company’s discontinued operation and the payments and non-cash charges made against the accrual during the nine months ended September 30, 2014 (in thousands):

Facility Exit
Costs

Balance of restructuring accrual at December 31, 2013	$3,351
Restructuring charges	21
Cash payments	(521)
Accretion of prior restructuring costs	73

Balance of restructuring accrual at September 30, 2014	$2,924

Of the remaining restructuring accrual of $2.9 million at September 30, 2014, $0.6 million is included in “Current liabilities of discontinued operation” in the accompanying condensed consolidated balance sheet. The facility exit costs will be paid over the remaining lease term through November 2018.

Note 12—Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Numerator:
Net income (loss):
Continuing operations	$12,003	$9,833	$35,565	$17,735
Discontinued operation	(20)	(20)	(57)	68

Total operations	$11,983	$9,813	$35,508	$17,803

Denominator:
Denominator for basic net income (loss) per share - weighted average shares outstanding	51,579	51,576	51,464	51,241

Dilutive common equivalent shares:
Employee stock options and other	2,298	2,361	2,110	2,088

Denominator for diluted net income (loss) per share - weighted average shares outstanding, assuming exercise of potential dilutive common equivalent shares	53,877	53,937	53,574	53,329

Net income (loss) per share (1):
Basic:
Continuing operations	$0.23	$0.19	$0.69	$0.35
Discontinued operation	(0.00)	(0.00)	(0.00)	0.00

Total operations	$0.23	$0.19	$0.69	$0.35

Diluted:
Continuing operations	$0.22	$0.18	$0.66	$0.33
Discontinued operation	(0.00)	(0.00)	(0.00)	0.00

Total operations	$0.22	$0.18	$0.66	$0.33

(1) Net income (loss) per share is based on actual calculated values and totals may not sum due to rounding.

Weighted average stock options, SARs and RSUs of approximately 0.8 million and 1.4 million for the three and nine months ended September 30, 2014, respectively, were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive. Similarly, weighted average stock options, SARs and RSUs of 1.3 million and 2.4 million were excluded in the comparable periods of 2013, respectively.

Note 13—Commitments and Contingencies

Lease Obligations

Advent leases office space and equipment under non-cancelable operating lease agreements, which expire at various dates through June 2025. Some operating leases contain escalation provisions for adjustments in the consumer price index. Advent is responsible for maintenance, insurance, utilities and property taxes. Excluding leases and associated sub-leases for MicroEdge facilities, as of September 30, 2014, Advent’s remaining operating lease commitments through 2025 were approximately $51.5 million.

On October 1, 2009, Advent completed the sale of the Company’s MicroEdge subsidiary. At September 30, 2014, the gross operating lease commitments and sub-lease income related to this discontinued operation facility totaled $5.4 million and $2.4 million, respectively.

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

Note 14—Restructuring Charges

The following table sets forth an analysis of the changes in the restructuring accrual during the nine months ended September 30, 2014 (in thousands):

	Facility Exit	Severance and
	Costs	Benefits	Total

Balance of restructuring accrual at December 31, 2013	$185	$813	$998
Restructuring charges	2,758	1,736	4,494
Non-cash write-off of leasehold improvements	(2,786)	—	(2,786)
Reversal of deferred rent related to facilities exited	1,113	—	1,113
Cash payments	(270)	(2,312)	(2,582)

Balance of restructuring accrual at September 30, 2014	$1,000	$237	$1,237

Restructuring charges of $4.5 million during the nine months ended September 30, 2014 were primarily due to employee termination benefits associated with the re-organization plan approved in April 2014 and exit costs associated with the consolidation of facilities in San Francisco and Boston during the third quarter of 2014. The remaining restructuring accrual of $1.2 million at September 30, 2014 is included in “Accrued liabilities” in the accompanying condensed consolidated balance sheet. As a result of these restructuring activities, Advent expects annual operating expense run rate savings of approximately $5 million which will be used to fund investments in other areas of the business to improve productivity, efficiency and client experience.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes included under Item 1 of this Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended, including, but not limited to statements referencing our expectations relating to future revenues, expenses and operating margins. Forward-looking statements can be identified by the use of terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “intends” or other similar terms and the negative of such terms regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include, among others, statements referencing our expectations relating to future revenues, expenses and operating margins, product releases, the future of the investment management market and opportunities for us related thereto, future expansion, acquisition, divestment of or investment in other businesses, projections of revenues, future cost and expense levels, expected timing and amount of amortization expenses related to past acquisitions, future effective tax rates, future exchange rates, the adequacy of resources to meet future cash requirements, renewal rates, expected cash flow, capital expenditures, future financing activities, future dividends, estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, future client wins, future hiring and future product introductions and acceptance. Such forward-looking statements are based on our current plans and expectations and involve known and unknown risks and uncertainties which may cause our actual results or performance to be materially different from any results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to the “Risk Factors” set forth in “Item 1A. Risk Factors” in this Form 10-Q, as well as other risks identified from time to time in other Securities and Exchange Commission (“SEC”) reports. You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results, levels of activity or performance and represent our expectations only as of the date they are made.

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

Operating Overview

Operating highlights of our third quarter of 2014 include:

•                  Cash dividend. In September 2014, our Board of Directors declared a cash dividend of $0.13 per common share payable to the Company’s shareholders of record as of September 30, 2014. On October 15, 2014, we paid this dividend which totaled $6.7 million.

•                  Annualized Recurring Run Rate. The Annualized Recurring Run Rate of all of our contracted recurring revenue streams was $375.5 million at September 30, 2014, an increase of 6% compared to $353.9 million at September 30, 2013.

•                  Renewal rates. Initially disclosed renewal rates, which are based on cash collections and therefore reported one quarter in arrears, were 95% for the second quarter of 2014, compared to 92% for the second quarter of 2013.

•                  Operating cash flows.  Cash flows from operations in the third quarter of 2014 were $28.3 million, which represents an increase of 24% compared with $22.8 million in the same period last year.

•                  New and incremental bookings. The term license, Advent OnDemand and Black Diamond contracts signed in the third quarter of 2014 will contribute approximately $7.2 million in annual revenue (“annual contract value” or “ACV”) once they are fully implemented, compared to $7.1 million of ACV booked from contracts signed in the same period last year.

Financial Overview

Financial highlights of our third quarter of 2014 and 2013 were as follows (in thousands, except per share amounts, percentage and margin changes):

			Percentage /
	Three Months Ended September 30		Margin
	2014	2013	Change

Net revenues	$98,982	$96,767	2%
Gross margin	$69,098	$64,976	6%
Gross margin percentage	69.8%	67.1%	2.7	pts
Operating income	$20,244	$17,371	17%
Operating margin percentage	20.5%	18.0%	2.5	pts
Net income from continuing operations	$12,003	$9,833	22%
Net income from continuing operations per diluted share	$0.22	$0.18	22%
Operating cash flows	$28,265	$22,835	24%

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

The term license component of the deferred revenue balance related to implementations in process will increase or decrease in the future depending on the amount of new term license bookings relative to the number of implementations that reach completion in a particular quarter. For the three and nine months ended September 30, 2014 and 2013, changes in the net term license component of deferred revenues increased (decreased) the Company’s revenues, costs and operating income as follows (in thousands):

	Three Months Ended September 30			Nine Months Ended September 30
	2014	2013	Change	2014	2013	Change

Term license revenues	$(1,922)	$314	$(2,236)	$(1,427)	$(1,155)	$(272)
Professional services and other	(827)	154	(981)	1,896	(1,847)	3,743

Total net revenues	$(2,749)	$468	$(3,217)	$469	$(3,002)	$3,471

Professional services costs	$(482)	$12	$(494)	$1,491	$(1,264)	$2,755
Sales commissions costs	(296)	154	(450)	(2)	(62)	60
Total net costs	$(778)	$166	$(944)	$1,489	$(1,326)	$2,815

Operating income	$(1,971)	$302	$(2,273)	$(1,020)	$(1,676)	$656

As of September 30, 2014 and December 31, 2013, deferred revenue and directly related expense balances associated with our term license deferral were as follows (in thousands):

	September 30	December 31
	2014	2013
Term implementation deferred revenues
Short-term	$33,551	$33,505
Long-term	6,243	6,758

Total	$39,794	$40,263

Directly-related expenses
Short-term	$10,059	$11,055
Long-term	3,973	4,467

Total	$14,032	$15,522

Deferred net revenues are classified as “Deferred revenues” (short-term and long-term), and directly-related expenses are classified as “Prepaid expenses and other” and “Other assets,” respectively, in the accompanying condensed consolidated balance sheets.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2014 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Recent Accounting Pronouncements

With the exception of the below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2014, as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, that are of significance, or potential significance, to our condensed consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  ASU 2014-15 is effective for the annual reporting period ending after December 15, 2016, and for annual and interim periods thereafter, which means that it will be effective for our fiscal year beginning January 1, 2017. Early adoption of ASU 2014-15 is permitted. We will adopt ASU 2014-15 effective January 1, 2017 and do not expect the adoption to have a material impact on our condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

The following table summarizes, for the periods indicated, certain items in the condensed consolidated statements of operations as a percentage of net revenues. The financial information and the ensuing discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Net revenues:
Recurring revenues	92%	91%	92%	91%
Non-recurring revenues	8	9	8	9

Total net revenues	100	100	100	100

Cost of revenues:
Recurring revenues	20	18	20	18
Non-recurring revenues	8	12	8	11
Amortization of developed technology	2	3	2	3

Total cost of revenues	30	33	30	32

Gross margin	70	67	70	68

Operating expenses:
Sales and marketing	18	19	19	21
Product development	17	18	17	18
General and administrative	11	11	11	15
Amortization of other intangibles	1	1	1	1
Recapitalization costs	*	*	*	2
Restructuring charges (benefit)	3	*	2	1

Total operating expenses	49	49	50	59

Income from continuing operations	20	18	21	10
Interest and other income (expense), net	(1)	(3)	(2)	(2)

Income from continuing operations before income taxes	19	15	19	8
Provision for income taxes	7	5	7	2

Net income from continuing operations	12	10	12	6

Discontinued operation:
Net loss from discontinued operation	*	*	*	*

Net income	12%	10%	12%	6%

Percentages are based on actual values. Totals may not sum due to rounding.

* Less than 1%.

NET REVENUES

	Three Months Ended September 30			Nine Months Ended September 30
	2014	2013	Change	2014	2013	Change

Total net revenues (in thousands)	$98,982	$96,767	$2,215	$296,156	$285,380	$10,776

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

Revenues derived from sales outside the U.S. were 19% and 18% of total net revenues in the third quarter of 2014 and 2013, respectively, and were 18% for the nine months ended September 30, 2014 and 2013. The increase as a percentage of total revenues during the third quarter of 2014 primarily reflects higher average billings to customers outside the U.S. We plan to continue expanding our sales efforts outside the U.S., both in our current markets and elsewhere. Except for the U.S., the revenues from customers in any single country did not exceed 10% of total net revenues.

We expect total net revenues from continuing operations to be between $99 million and $102 million in the fourth quarter of 2014.

Recurring Revenues

	Three Months Ended September 30			Nine Months Ended September 30
(in thousands, except percent of total net revenues)	2014	2013	Change	2014	2013	Change

Term license revenues	$48,558	$47,087	$1,471	$144,862	$133,369	$11,493
Maintenance revenues	15,778	16,632	(854)	48,490	49,401	(911)
Other recurring revenues	26,353	24,397	1,956	79,000	78,092	908

Total recurring revenues	$90,689	$88,116	$2,573	$272,352	$260,862	$11,490

Percent of total net revenues	92%	91%		92%	91%

Revenues from term licenses, which include both software license and maintenance services for term licenses, increased $1.5 million and $11.5 million during the three and nine months ended September 30, 2014, respectively, when compared to the same periods of 2013. This growth reflects strong renewals, the continued layering of incremental annual contract value (ACV) of term licenses sold in previous periods into our term revenue, and the continued market acceptance of our products, partially offset by more deferral of term license revenue in both of the three and nine month comparative periods.

For our term licenses, we defer all revenue on new bookings until our implementation services are complete. The change in our term license implementation deferral increased/(decreased) term license revenues for the periods presented as follows (in thousands):

	Three Months Ended September 30			Nine Months Ended September 30
	2014	2013	Change	2014	2013	Change

Term license revenues	$(1,922)	$314	$(2,236)	$(1,427)	$(1,155)	$(272)

The net deferral of term license revenues for the three and nine months ended September 30, 2014, compared to the same periods last year, was primarily due to the dollar value associated with projects that commenced the implementation phase exceeding the dollar value of projects that completed the implementation phase. This resulted in a corresponding decrease in term license revenues of $2.2 million and $0.3 million during the three and nine months ended September 30, 2014.

Maintenance revenues from perpetual licenses decreased $0.9 million during the three and nine months ended September 30, 2014, respectively, when compared to the same periods last year. Generally, we sell very few perpetual licenses to new customers and therefore have seen a trend of declining maintenance revenues due to maintenance de-activations from customer attrition, maintenance level downgrades, reductions in products licensed or number of users by clients, perpetual license customers migrating to term licenses, and a decrease in new perpetual license customers, partially offset by the impact of price increases. We expect to continue to see a long-term downward trend in maintenance revenues from perpetual licenses as substantially all of our license revenue now is from term licenses.

Other recurring revenues primarily include revenues from incremental assets under administration (“AUA”) fees from perpetual licenses, data services, outsourced services, Advent OnDemand, web-based services and Black Diamond. The increases of $2.0 million and $0.9 million in other recurring revenues for the three and nine months ended September 30, 2014, respectively, compared to the same periods last year, primarily reflect growth in Black Diamond revenues. The increase for the nine months ended September 30, 2014 was partially offset by lower incremental assets under administration fees from perpetual licenses of $1.1 million due to an AUA report received in the first quarter of 2013 that typically reports in the fourth quarter.

Our renewal rates are based on cash collections and are disclosed one quarter in arrears. We disclose our renewal rates one quarter in arrears in order to include substantially all payments received against the invoices for that quarter. We also update our renewal rates from the initially disclosed rates to include all cash collections subsequent to the initial disclosure. The following summarizes our initial and updated renewal rates (operational metric) since the second quarter of 2013:

	Renewal Quarter
Renewal Rates	Q314	Q214	Q114	Q413	Q313	Q213
Based on cash collections relative to prior year collections

Initially Disclosed Renewal Rate (1)	(2)	95%	94%	95%	97%	92%
Updated Disclosed Renewal Rate (3)	n/a	n/a	97%	101%	100%	95%

(1)         “Initially Disclosed Renewal Rate” is based on cash collections and reported one quarter in arrears.

(2)         The initially disclosed renewal rate for the third quarter of 2014 is not currently available as it is disclosed one quarter in arrears in order to include substantially all payments against invoices for this quarter.

(3)         “Updated Disclosed Renewal Rate” reflects initially disclosed rate updated for subsequent cash collections.

Non-Recurring Revenues

	Three Months Ended September 30			Nine Months Ended September 30
(in thousands, except percent of total net revenues)	2014	2013	Change	2014	2013	Change

Professional services and other revenues	$7,956	$8,281	$(325)	$22,492	$22,675	$(183)
Perpetual license fees	337	370	(33)	1,312	1,843	(531)

Total non-recurring revenues	$8,293	$8,651	$(358)	$23,804	$24,518	$(714)

Percent of total net revenues	8%	9%		8%	9%

Non-recurring revenues consists of perpetual license fees, professional services and other revenues. Professional services and other revenues include fees for consulting, project management, custom implementation and integration, custom report writing, training and our client conference. Perpetual license revenues are derived from the licensing of software products under a perpetual arrangement. Professional services and other revenues in the three months ended September 30, 2014 and 2013 included conference-related revenues of $1.1 million and $1.0 million, respectively.

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

Professional services and other revenues changed due to the following (in thousands):

	Change From	Change From
	2013 to 2014	2013 to 2014
	QTD	YTD

Impact of term license implementation (deferral) release	$(981)	$3,743
Decreased custom reports	(272)	(884)
Decreased training	(168)	(662)
Decreased project management	(153)	(991)
Increased (decreased) consulting services	1,105	(462)
Increased (decreased) data conversion	31	(720)
Various other items	113	(207)

Total change	$(325)	$(183)

The decrease in professional services and other revenues during the three and nine months ended September 30, 2014 was primarily due to decreased demand from new client implementations during 2014. The decrease in the third quarter of 2014 was partially offset by higher consulting services resulting from higher billable utilization.

The change in our term license implementation deferral increased/(decreased) professional services and other revenues for the three and nine months ended September 30, 2014, as follows (in thousands):

	Three Months Ended September 30			Nine Months Ended September 30
	2014	2013	Change	2014	2013	Change

Professional services and other	$(827)	$154	$(981)	$1,896	$(1,847)	$3,743

During the nine months ended September 30, 2014, revenue increased $3.7 million compared to the same period last year due to a term license implementation revenue release of $1.9 million (relatively more projects completed than were in the implementation stage) during the 2014 period versus a revenue deferral of $1.8 million (relatively more projects were in the implementation stage than completed) in the 2013 period. During the three months ended September 30, 2014, revenue decreased $1.0 million compared to the same period last year due to a revenue deferral of $0.8 million in the third quarter of 2014 as relatively more projects were in the implementation stage than completed during this period.

Total perpetual license fees were flat and decreased $0.5 million in the three and nine month periods ended September 30, 2014, respectively, primarily due to a decrease in sales of perpetual seat licenses and modules to our existing perpetual client base as we now sell predominantly term licenses.

COST OF REVENUES

	Three Months Ended September 30			Nine Months Ended September 30
(in thousands, except percent of total net revenues)	2014	2013	Change	2014	2013	Change

Stock-based compensation expense	$1,086	$1,431	$(345)	$3,491	$5,337	$(1,846)
All other cost of revenues	$28,798	$30,360	$(1,562)	$84,666	$85,329	$(663)
Percent of total net revenues	29%	31%		29%	30%
Total cost of revenues	$29,884	$31,791	$(1,907)	$88,157	$90,666	$(2,509)
Percent of total net revenues	30%	33%		30%	32%

Cost of revenues is made up of three components: cost of recurring revenues, cost of non-recurring revenues and amortization of developed technology, and are discussed individually in the narrative below. Gross margin increased to 70% in the three and nine months ended September 30, 2014 from 67% and 68%, respectively, in the comparable periods of 2013 as we improved efficiency in our global support organization and recognized less amortization expense as certain technology-related intangible assets became fully amortized. Gross margin in the three and nine months ended September 30, 2014 reflects lower stock-based compensation expense associated with the equity award modification as compared with the same periods last year, as expense related to fully vested shares was recognized entirely in the second quarter of 2013, as disclosed previously in our 2013 Annual Report on Form 10-K. Additionally, gross margin improvement reflected lower payroll and related costs in our professional service practice due to lower headcount and utilization of third-party contractors resulting from lower demand for implementation projects. This was partially offset by higher payroll costs to support our recurring revenues. Prior to April 1, 2014, we had a number of employees who had a dual role of both client satisfaction and revenue retention and were classified within sales and marketing expense. Beginning in the second quarter of 2014, we divided the team and reclassified those employees that were exclusively focused on client success into cost of recurring revenue resulting in approximately of $3.0 million of additional cost during the nine months ended September 30, 2014.

Cost of Recurring Revenues

	Three Months Ended September 30			Nine Months Ended September 30
(in thousands, except percent of total net revenues)	2014	2013	Change	2014	2013	Change

Stock-based compensation expense	$793	$853	$(60)	$2,469	$2,647	$(178)
All other cost of recurring revenues	$19,295	$16,929	$2,366	$56,835	$49,526	$7,309
Percent of total recurring revenues	21%	19%		21%	19%
Total cost of recurring revenues	$20,088	$17,782	$2,306	$59,304	$52,173	$7,131
Percent of total recurring revenues	22%	20%		22%	20%

Cost of recurring revenues consists of the direct costs related to providing and supporting our outsourced services, providing technical support services under maintenance and term license agreements and other services for recurring revenues, and royalties paid to third party vendors.

Cost of recurring revenues changed due to the following (in thousands):

	Change From	Change From
	2013 to 2014	2013 to 2014
	QTD	YTD

Increased outside services	$1,014	$3,290
Increased allocation-in of facility and infrastructure expenses	486	1,128
Increased payroll and related	378	2,160
Various other items	428	553

Total change	$2,306	$7,131

The increase in the cost of recurring revenues for the three and nine months ended September 30, 2014 was primarily due to increased outside services, the allocation of facility and infrastructure expenses and payroll and related costs. The increase in outside services costs reflects increased utilization of third-party contractors related to our new cloud platform, Advent Direct. Headcount in our client support group increased to 356 at September 30, 2014 from 339 at September 30, 2013, which resulted in higher payroll and related costs and allocation of facility and infrastructure expenses. During the second quarter of 2014, we re-categorized 15 relationship management employees from sales and marketing to cost of recurring as their responsibilities have changed to focus primarily on customer satisfaction.

Cost of Non-Recurring Revenues

	Three Months Ended September 30			Nine Months Ended September 30
(in thousands, except percent of total net revenues)	2014	2013	Change	2014	2013	Change

Stock-based compensation expense	$293	$578	$(285)	$1,022	$2,690	$(1,668)
All other cost of non-recurring revenues	$7,813	$10,923	$(3,110)	$22,653	$28,398	$(5,745)
Percent of total non-recurring revenues	94%	126%		95%	116%
Total cost of non-recurring revenues	$8,106	$11,501	$(3,395)	$23,675	$31,088	$(7,413)
Percent of total non-recurring revenues	98%	133%		99%	127%

Cost of non-recurring revenues consists of expenses associated with professional services and other fees, and perpetual license fees. Costs associated with professional services and other revenue consists primarily of personnel-related costs associated with the professional services organization in providing consulting, custom report writing and data conversion from clients’ previous systems. Costs associated with perpetual license fees consists primarily of royalties and other fees paid to third parties, the fixed direct labor and third party costs involved in producing and distributing our software, and cost of product media including duplication, manuals and packaging materials. Also included are direct costs associated with third party consultants. Cost of non-recurring revenues included approximately $2.2 million and $2.3 million of conference-related costs during the three months ended September 30, 2014 and 2013, respectively.

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

Cost of non-recurring revenues changed due to the following (in thousands):

	Change From	Change From
	2013 to 2014	2013 to 2014
	QTD	YTD

Decreased payroll and related	$(1,154)	$(3,176)
Decreased outside contractors	(865)	(3,337)
Impact of term license implementation (deferral) release	(494)	2,755
Decreased allocation-in of facility and infrastructure expenses	(390)	(988)
Decrease stock-based compensation	(285)	(1,668)
Decreased travel and entertainment	(117)	(699)
Various other items	(90)	(300)

Total change	$(3,395)	$(7,413)

The decrease in cost of non-recurring revenues during the three and nine months ended September 30, 2014 primarily reflects decreases in payroll and related cost, outside contractor utilization and stock-based compensation. Payroll and related costs, and the allocation of facility and infrastructure expenses reflect a reduction in headcount in our professional services group to 94 at September 30, 2014 from 123 at September 30, 2013 as a result of the reorganization plan approved in the fourth quarter of 2012. Third-party contractor costs and related travel and entertainment costs decreased due to lower demand for implementation projects. Stock-based compensation cost decreased in the three and nine months ended September 30, 2014 compared to the same periods last year as headcount decreased and due to higher expense in 2013 resulting from the equity award modification in the second quarter of 2013. The decreases for the nine months ended September 30, 2014 were partially offset by the release of deferred professional services costs (and associated revenue) as more projects were completed compared to the same period last year.

The change in our term license deferral increased/(decreased) professional services costs for the three and nine months ended September 30, 2014 and 2013 as follows (in thousands):

	Three Months Ended September 30			Nine Months Ended September 30
	2014	2013	Change	2014	2013	Change

Professional services costs	$(482)	$12	$(494)	$1,491	$(1,264)	$2,755

Gross margins for non-recurring revenues were 2% and (33)% for the three months ended September 30, 2014 and 2013, respectively, and were 1% and (27)% for the nine months ended September 30, 2014 and 2013, respectively. Non-recurring gross margins improved primarily as a result of improved efficiency in our global support organization, higher billable utilization and less incremental stock-based compensation expense associated with the modification of equity awards in 2013. Gross margins were negatively impacted by our annual user conference that is typically held in the third quarter, with costs, net of associated revenues, of approximately $1.1 million and $1.3 million in the three months ended September 30, 2014 and 2013, respectively.

Amortization of Developed Technology

	Three Months Ended September 30			Nine Months Ended September 30
(in thousands, except percent of total net revenues)	2014	2013	Change	2014	2013	Change

Amortization of acquired intangibles	$1,194	$1,883	$(689)	$3,572	$5,664	$(2,092)
Amortization of developed software	496	625	(129)	1,606	1,741	(135)

Total amortization of developed technology	$1,690	$2,508	$(818)	$5,178	$7,405	$(2,227)
Percent of total net revenues	2%	3%		2%	3%

Amortization of developed technology represents amortization of acquisition-related intangibles and capitalized software development costs. The decrease for the three and nine months ended September 30, 2014 compared to the same periods last year resulted primarily from decreased amortization from certain technology-related intangible assets associated with Tamale Software, Inc. in the third quarter of 2013, which we acquired in October 2008, and other capitalized software development assets that fully amortized.

OPERATING EXPENSES

Sales and Marketing

	Three Months Ended September 30			Nine Months Ended September 30
(in thousands, except percent of total net revenues)	2014	2013	Change	2014	2013	Change

Stock-based compensation expense	$2,461	$2,874	$(413)	$7,757	$10,920	$(3,163)
All other sales and marketing	$15,197	$15,672	$(475)	$47,930	$48,047	$(117)
Percent of total net revenues	15%	16%		16%	17%
Total sales and marketing expense	$17,658	$18,546	$(888)	$55,687	$58,967	$(3,280)
Percent of total net revenues	18%	19%		19%	21%

Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars.

Sales and marketing expense changed due to the following (in thousands):

	Change From	Change From
	2013 to 2014	2013 to 2014
	QTD	YTD

Decreased payroll and related	$(956)	$(460)
Decreased stock-based compensation	(413)	(3,163)
Recruiting expenses	191	148
Various other items	290	195

Total change	$(888)	$(3,280)

The decrease in total sales and marketing expenses during the three and nine months ended September 30, 2014 compared to the same periods last year was primarily due to decreased payroll and related expense and decreased stock-based compensation expense as a result of the equity award modification in the second quarter of 2013, partially offset by increased recruiting expenses. Payroll and related expense decreased during the three and nine months ended September 30, 2014 primarily due to lower salary and bonus expense as headcount in our sales and marketing group decreased to 173 at September 30, 2014 from 184 at September 30, 2013. During the second quarter of 2014, we re-categorized 15 relationship management employees from sales and marketing to cost of recurring revenues as their responsibilities have changed to focus primarily on customer satisfaction.

Product Development

	Three Months Ended September 30			Nine Months Ended September 30
(in thousands, except percent of total net revenues)	2014	2013	Change	2014	2013	Change

Stock-based compensation expense	$2,005	$2,083	$(78)	$5,853	$6,941	$(1,088)
All other product development expense	$14,957	$15,286	$(329)	$45,952	$45,313	$639
Percent of total net revenues	15%	16%		16%	16%
Total product development expense	$16,962	$17,369	$(407)	$51,805	$52,254	$(449)
Percent of total net revenues	17%	18%		17%	18%

Product development expenses consist primarily of salary and benefits for our development staff as well as contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services.

Product development expenses changed due to the following (in thousands):

	Change From	Change From
	2013 to 2014	2013 to 2014
	QTD	YTD

Increased capitalization of internal use software	$(891)	$(2,693)
Decreased stock-based compensation	(78)	(1,088)
Increased outside contractors	604	1,971
Decreased capitalization of software development	175	1,128
Increased payroll and related	90	15
Various other items	(307)	218

Total change	$(407)	$(449)

The decrease in total product development expenses during the three and nine months ended September 30, 2014 compared to the same periods last year was primarily due to increased capitalization of internal use software costs related to our cloud platform, Advent Direct, and decreased stock-based compensation expense as a result of the equity award modification in the second quarter of 2013. These decreases to expense were partially offset by increased costs from higher utilization of third-party contractors on product development activities primarily related to Advent Direct and, to a lesser extent, decreased capitalization of software development costs associated with the timing of our product releases resulting in less costs being capitalized in 2014.

General and Administrative

	Three Months Ended September 30			Nine Months Ended September 30
(in thousands, except percent of total net revenues)	2014	2013	Change	2014	2013	Change

Stock-based compensation expense	$1,707	$2,003	$(296)	$5,470	$17,399	$(11,929)
All other general and administrative expense	$9,139	$8,891	$248	$26,645	$26,496	$149
Percent of total net revenues	9%	9%		9%	9%
Total general and administrative expense	$10,846	$10,894	$(48)	$32,115	$43,895	$(11,780)
Percent of total net revenues	11%	11%		11%	15%

General and administrative expenses consist primarily of personnel costs for information technology, finance, administration, operations and general management, as well as legal and accounting expenses.

General and administrative expenses changed due to the following (in thousands):

	Change From	Change From
	2013 to 2014	2013 to 2014
	QTD	YTD

Decreased legal and professional fees	$(928)	$(852)
Increased allocation-out of facility and infrastructure expenses	(414)	(1,167)
Decreased stock-based compensation	(296)	(11,929)
Increased computers and telecom	780	1,545
Increased charitable contributions	364	13
Increased outside services	247	874
Various other items	199	(264)

Total change	$(48)	$(11,780)

The decrease in total general and administrative expenses for the three and nine months ended September 30, 2014 was primarily due to decreased legal and professional fees, decreased stock-based compensation expense as a result of the equity award modification as a result of the special dividend declared in the second quarter of 2013 and the increased allocation-out of facility and infrastructure expense. The decrease in legal and professional fees during these periods was primarily due to transaction related fees of $0.6 million incurred in the third quarter of 2013 associated with the secondary offering of our common stock by our largest shareholder. Corporate expenses, such as facility and information costs, are initially recognized in our general and administrative department and then allocated out to other departments based on relative headcount. As our facility costs increased and headcount in our other departments grew at a higher rate than our general and administrative department, we allocated-out more facility and information technology costs during the three and nine months ended September 30, 2014 than in the comparable periods last year. These cost decreases were partially offset by increased computers and telecom due to costs from more maintenance contracts and higher phone usage, increased outside services costs, as well as charitable contributions made in the three and nine months ended September 30, 2014.

Amortization of Other Intangibles

	Three Months Ended September 30			Nine Months Ended September 30
	2014	2013	Change	2014	2013	Change

Amortization of other intangibles (in thousands)	$809	$953	$(144)	$2,588	$2,863	$(275)
Percent of total net revenues	1%	1%		1%	1%

Other intangibles represent amortization of non-technology related to acquired intangible assets. The slight decrease in the three and nine months ended September 30, 2014 compared to the same periods last year reflects certain assets that fully amortized in the third quarter of 2013 and first half of 2014.

Recapitalization Costs

	Three Months Ended September 30			Nine Months Ended September 30
	2014	2013	Change	2014	2013	Change

Recapitalization costs (in thousands)	$—	$—	$—	$—	$6,041	$(6,041)
Percent of total net revenues	0%	0%		0%	2%

We had no recapitalization costs during 2014. During the nine months ended September 30, 2013, in conjunction with the debt modification, special dividend and equity award modification, we incurred a total of $6.0 million in operating expenses related to advisory fees from third parties including financial advisory fees, legal fees and valuation fees.

Restructuring Charges

	Three Months Ended September 30			Nine Months Ended September 30
	2014	2013	Change	2014	2013	Change

Restructuring charges (benefit) (in thousands)	$2,579	$(157)	$2,736	$4,494	$2,959	$1,535
Percent of total net revenues	3%	0%		2%	1%

We incurred restructuring charges of $4.5 million in the nine months ended September 30, 2014, which was primarily due to employee termination benefits associated with the re-organization plan approved in April 2014, and exit costs related to consolidation of facilities in San Francisco and Boston in the third quarter of 2014. In our continuous efforts to expand operating margins, we will replace approximately 32 functional roles with lower cost resources or move them to lower cost regions and have vacated approximately 40,000 square feet of office space in high cost areas. As a result of these restructuring activities, we expect annual operating expense run rate savings of approximately $5 million which will be used to fund investments in other areas of our business to improve productivity, efficiency and client experience.

During the nine months ended September 30, 2013, we continued the re-organization plan which was approved in October 2012 to align strategy and function, reduce operating costs and improve profitability. As a result, we incurred restructuring charges of $3.0 million during the nine months ended September 30, 2013 for employee termination benefits associated with a workforce reduction.

For additional analysis of the components of the payments and charges made against the restructuring accrual during the first nine months of 2014, see Note 14, “Restructuring Charges” to the accompanying condensed consolidated financial statements.

Interest and Other Income (Expense), Net

	Three Months Ended September 30			Nine Months Ended September 30
	2014	2013	Change	2014	2013	Change

Interest and other income (expense), net (in thousands)	$(1,423)	$(2,977)	$1,554	$(5,596)	$(4,610)	$(986)
Percent of total net revenues	(1)%	(3)%		(2)%	(2)%

Interest and other income (expense), net consists of interest income and interest expense, realized gains and losses on investments and foreign currency gains and losses.

Interest and other income (expense), net changed due to the following (in thousands):

	Change From	Change From
	2013 to 2014	2013 to 2014
	QTD	YTD

Decrease (increase) in interest expense	$901	$(1,018)
Decrease in interest income	(11)	(294)
Impact of foreign exchange	649	286
Various other items	15	40

Total change	$1,554	$(986)

Interest and other income (expense), net decreased during the three months ended September 30, 2014 compared to the same period last year primarily due to a decrease in interest expense resulting from a lower outstanding debt balance and, to a lesser extent, foreign exchange impact due to fluctuations in the U.S. Dollar exchange rates against foreign currencies. Our average outstanding debt balance was approximately $280 million and $317 million for the third quarters of 2014 and 2013, respectively.

Interest and other income (expense), net increased during the nine months ended September 30, 2014 compared to the same period last year primarily due to an increase in interest expense resulting from a higher outstanding debt balance and, to a lesser extent, a decrease in interest income. Our average outstanding debt balance was approximately $292 million and $168 million for the nine months ended September 30, 2014 and 2013, respectively. Interest income decreased for the nine months ended September 30, 2014 compared to the same period last year due to lower invested cash balances as we sold our investments to help fund the special dividend in the second quarter of 2013.

Provision for Income Taxes

	Three Months Ended September 30			Nine Months Ended September 30
	2014	2013	Change	2014	2013	Change

Provision for income taxes (in thousands)	$6,818	$4,561	$2,257	$20,149	$5,390	$14,759
Effective tax provision rate	36%	32%		36%	23%

The effective tax rates for the three and nine months ended September 30, 2014 were higher than the rates for the same periods last year. As of September 30, 2014, the federal research credit was suspended for 2014, resulting in a higher tax rate for the first nine months of 2014.  Additionally, the reinstatement of the federal research credit in January 2013 resulted in our recognition of the benefit of the entire 2012 credit in the first quarter of 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Cash Flows

The following is a summary of our cash and cash equivalents (in thousands):

	September 30	December 31
	2014	2013

Cash and cash equivalents	$36,692	$33,828

Cash and cash equivalents primarily consist of cash and money market mutual funds purchased with an original or remaining maturity of 90 days or less at the date of purchase.

The table below, for the periods presented, provides selected cash flow information (in thousands):

	Nine Months Ended September 30
	2014	2013

Net cash provided by operating activities from continuing operations	$71,577	$61,901
Net cash (used in) provided by investing activities from continuing operations	$(8,445)	$166,039
Net cash used in financing activities from continuing operations	$(59,569)	$(244,344)
Net cash used in operating activities from discontinued operation	$(383)	$(358)

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

Our cash provided by operating activities from continuing operations of $71.6 million during the nine months ended September 30, 2014 was primarily the result of our net income plus non-cash charges including stock-based compensation, net of related excess tax benefit, depreciation and amortization, loss on disposal of fixed assets and deferred income taxes. Cash flows resulting from changes in assets and liabilities include decreases in deferred revenues, accrued liabilities, accounts receivable and prepaid and other assets; and increases in accounts payable and income taxes payable. The decrease in deferred revenues primarily resulted from the ratable recognition of deferred term license, maintenance and other recurring revenues over their contract period during the nine months ended September 30, 2014, and the release of deferred revenue associated with our term license implementations. Accrued liabilities decreased primarily as a result of cash payments for fiscal 2013 liabilities including year-end bonuses, commissions, RSU dividend equivalents and payroll taxes. Accrued liabilities include accrued dividend equivalent payments on restricted stock units (RSUs) in connection with the equity modification associated with the special dividend in 2013. During the nine months ended September 30, 2014, we made dividend equivalent payments of $2.9 million to RSU holders compared to $0.2 million during the nine months ended September 30, 2013. Prepaid and other assets decreased due to amortization of prepaid balances and a reduction in income taxes receivable. Accounts payable increased due to invoices received that were not paid during the period. Days’ sales outstanding were 51 days during the nine months ended September 30, 2014, compared to 54 days during the same period last year.

Our cash provided by operating activities from continuing operations of $61.9 million during the nine months ended September 30, 2013 was primarily the result of our net income plus non-cash charges including stock-based compensation, and depreciation and amortization. Cash flows resulting from changes in assets and liabilities include decreases in accounts receivable, accrued liabilities and deferred revenue. Days’ sales outstanding were 54 days during the nine months ended September 30, 2013, compared to 55 days in the same period of 2012. Accrued liabilities decreased primarily as a result of a decrease in accrued restructuring costs of $2.6 million as the October 2012 re-organization plan neared completion, and cash payments for fiscal 2012 liabilities including year-end bonuses, commissions, and payroll taxes. The decrease in deferred revenue primarily resulted from the ratable recognition of deferred term license, maintenance and other recurring revenues over their contract period during the nine months ended September 30, 2013, and the release of deferred revenue associated with our term license implementations. Other changes in assets and liabilities included an increase in accounts payable and a decrease in income taxes payable. Additionally, we paid $5.4 million during the third quarter of 2013 to option and SAR holders in connection with the equity award modification.

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

Cash Flows from Investing Activities for Continuing Operations

Net cash used in investing activities from continuing operations of $8.4 million for the nine months ended September 30, 2014 reflected capital expenditures of $6.8 million primarily related to internally developed software and the expansion of our Beijing office, and $1.4 million of capitalized software development costs.

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

Cash Flows from Financing Activities for Continuing Operations

Net cash used in financing activities was $59.6 million for the nine months ended September 30, 2014 and primarily reflected the net repayment of debt of $50.0 million, the repurchase of $12.9 million of the our common stock and the payment of cash dividends totaling $6.7 million, partially offset by tax benefits relating to excess stock-based deductions of $9.0 million, which represents the reduction in income taxes payable resulting from tax deductions from stock-based compensation, and $6.7 million of proceeds from the issuance of common stock.

Net cash used in financing activities was $244.3 million for the nine months ended September 30, 2013 and primarily reflects the payment of the special dividend of $470.1 million, the repurchase of $41.3 million of the Company’s common stock, debt issuance costs of $5.7 million associated with our restated credit agreement and payments of $8.0 million to satisfy withholding taxes on equity awards that are net settled. These cash outflows were partially offset by cash inflows from net debt proceeds of $255.0 million to help fund our special dividend and proceeds from stock option exercises and employee stock purchase plan purchases totaling $21.6 million.

Net cash used in operating activities from discontinued operation of $0.4 million during the nine months ended September 30, 2014 and 2013 primarily reflect a decrease in accrued restructuring related to cash payments of its facility lease.

In September 2014, our Board of Directors declared our second quarterly cash dividend of $0.13 per common share payable to shareholders of record as of September 30, 2014. We paid this dividend totaling $6.7 million on October 15, 2014.

We expect cash used in financing activities to include approximately $7 million per quarter to pay future quarterly cash dividends, subject to approval of the Company’s Board of Directors.

Working Capital and Stockholders’ Deficit

As of September 30, 2014, our continuing operations had negative working capital of $(106.2) million, compared to negative working capital of $(105.5) million at December 31, 2013. Our negative working capital as of these dates was primarily due to payment of the special dividend of $470.1 million in July 2013 and stock repurchases. We repurchased common stock totaling $41.3 million in the second half of 2013 and $12.9 million during the nine months ended September 30, 2014. The decrease in our working capital of $0.7 million during the nine months ended September 30, 2014 primarily reflected cash generated from operating activities and a reduction in deferred revenues, partially offset by the pay down of long-term debt, cash dividends paid and repurchases of our common stock. Our negative working capital at September 30, 2014 includes approximately $176.3 million of short-term deferred revenues, which represent invoiced bookings not yet recognized as revenue. Generally, deferred revenues do not require cash settlement. Instead, these represent revenue to recognize upon fulfillment of an obligation to customers. The cash costs incurred in fulfilling the obligation are a fraction of the amount of deferred revenue and are evidenced by the Company’s historic gross margins of approximately 70%. As a result, we do not believe that our negative working capital balance reflects an inability to service our obligations over the next 12 months.

As of September 30, 2014, our cash and cash equivalents totaled $36.7 million. We have additional borrowing capacity under our credit facility, as well as future cash flows generated by operating activities, to fund our working capital needs.

After making the special dividend of $470.1 million in July 2013 and stock repurchases totaling $41.3 million in the second half of 2013, there remained a stockholders’ deficit balance of $(111.8) million on our balance sheet as of December 31, 2013, which has declined to a stockholders’ deficit of $(76.3) million as of September 30, 2014. We believe the Company generates significant liquidity from our backlog, predominance of recurring revenues and historically high renewal rates that are in the mid-90% range, and we believe our cash balances, cash generated from operations and availability under our debt agreement will be sufficient to satisfy our working capital needs, capital expenditures, interest payments, repayment of debt principal, share repurchases and payment of quarterly dividends (subject to Board approval) on common shares for the next 12 to 24 months.

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

At September 30, 2014, we had a total debt balance of $255.0 million under our Restated Credit Agreement, of which $55.0 million was under the revolving credit facility; and at December 31, 2013, we had a total debt balance of $305.0 million under our Restated Credit Agreement, of which $90.0 million was under the revolving credit facility.

We were in compliance with all covenants associated with our Restated Credit Agreement as of September 30, 2014 as follows:

Ratio Calculation
	Covenant	as of
Covenant	Requirement	September 30, 2014

Leverage ratio (1)	Maximum 3.75x (2)	2.0x

Interest coverage ratio (3)	Minimum 2.5x	15.6x

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

Off-Balance Sheet Arrangements and Contractual Obligations

The following table summarizes our contractual cash obligations as of September 30, 2014 (in thousands):

	Three
	Months Ending
	December 31	Years Ending December 31
	2014	2015	2016	2017	2018	Thereafter	Total
Operating lease obligations, net of sub-lease income*	$2,720	$10,348	$9,278	$4,269	$3,265	$17,608	$47,487
Debt**	5,000	20,000	20,000	20,000	190,000	—	255,000
Total	$7,720	$30,348	$29,278	$24,269	$193,265	$17,608	$302,487

*The decrease in our operating lease obligations in 2017 reflects the end of the current lease term for our San Francisco headquarters in October 2016; however, we currently expect to maintain our corporate headquarters in San Francisco and, therefore, expect to enter into a new lease arrangement prior to the end of the current lease term.

**Excludes interest payments on our variable rate debt as amounts are uncertain. Refer to Note 5 “Debt” in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, for information about the terms of our debt.

As of September 30, 2014, the principal outstanding balance under our Restated Credit Agreement was $255.0 million, which is due in full no later than June 12, 2018. Our Restated Credit Agreement includes covenants requiring us to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. As of September 30, 2014, we were in compliance with all of our covenants. We believe maintaining compliance with these covenants will not restrict our ability to execute our business plan in this fiscal year.

At September 30, 2014, we had a gross liability of $15.1 million for uncertain tax positions. If recognized, the impact on our statement of operations would be to decrease our income tax expense and increase our net income by $12.4 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of the federal tax benefit of state income tax items. Since almost all of this liability relates to reserves against deferred tax assets that we do not expect to utilize in the short term, we cannot estimate the timing of potential future cash settlements and have not included any estimates in the table of contractual cash obligations above. We expect our cash payments for federal income taxes will be 20% or less of taxable income through 2014 as we have significant net operating losses and tax credit carryforwards to utilize.

At September 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Dividends

In September 2014, our Board of Directors (the “Board”) declared a cash dividend of $0.13 per common share payable to shareholders of record as of September 30, 2014. On October 15, 2014, we paid this dividend which totaled $6.7 million. Any future dividends are subject to the approval of the Board.

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

The Company has reviewed its needs in the United States for possible repatriation of undistributed earnings or cash of its non-U.S. subsidiaries. The Company presently intends to use all earnings and cash outside of the United States of all non-U.S.

subsidiaries to fund investments or meet working capital and property, plant and equipment requirements in those locations. At September 30, 2014, we had approximately $8.4 million of cash in our non-U.S. subsidiaries.

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

The effect of the derivative financial instruments on the condensed consolidated statements of operations for the nine months ended September 30, 2014 and 2013 was to increase foreign exchange gains by approximately $0 and $45,000 respectively, which reflects net realized and unrealized gains related to our derivative financial instruments. As of September 30, 2014, we had no outstanding foreign currency forward contracts.

Interest Expense Risk

We have interest rate risk relating to debt and associated interest expense under our Restated Credit Agreement, which is indexed to JPMorgan Chase Bank, N.A.’s prime rate, federal funds rate or LIBOR. At any time, a rise in interest rates could have a material adverse impact on our earnings and cash flows. Conversely, a decrease in interest rates could result in a material increase in earnings and cash flows. We estimate that a hypothetical plus or minus of 100 BPS would increase or decrease, respectively, our interest expense and cash flows by approximately $2.6 million on an annual basis, based on our $255.0 million debt balance at September 30, 2014.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective as of September 30, 2014 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to Advent’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting which were identified in connection with the evaluation required by Rule 13a-15(f) of the Exchange Act that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, Advent’s internal control over financial reporting.

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

Total recurring revenues, which we define as term license, other recurring revenue, maintenance from perpetual arrangements and Asset Under Administration (AUA) fees for certain perpetual arrangements, represented 91% of total net revenues during 2013. We expect to continue to derive a significant portion of our revenue from our clients’ renewal of term license, other recurring and perpetual maintenance contracts and such renewals are critical to our future success, although we expect revenues from perpetual maintenance arrangements to continue their downward trend. Some factors that may affect the renewal rate of our contracts include:

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

Most of our base of perpetual license customers have historically renewed their annual maintenance although our customers have no obligation to renew such maintenance after the first year of their license agreements. Our perpetual license maintenance revenues decreased 2% in the nine months ended September 30, 2014 compared to the same period last year and have been trending downward as reflected by annual decreases of 2% and 5% during fiscal years 2013 and 2012, respectively, compared to the preceding years. It is expected that this trend will continue into the future.

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

As a result of a lengthy and unpredictable sales cycle, we have limited ability to forecast the timing and amount of specific perpetual license sales, as well as term license, Advent OnDemand and Black Diamond sales, which we report quarterly as annual contract value (ACV) bookings and also include as part of our Annualized Recurring Run Rate metric. The timing of large individual license sales is especially difficult to forecast, and we may not be successful in closing large license transactions on a timely basis or at all. Customers may postpone their purchases of our existing products or product enhancements in advance of the anticipated introduction of new products or product enhancements by us or our competitors, such as we have experienced with our recently introduced Advent Direct cloud platform that we have begun to make more broadly available. Accordingly, our level of ACV bookings and Annualized Recurring Run Rate in any particular period is subject to significant fluctuation. For example, during 2013 and 2012, our ACV bookings decreased by 5% and 3%, respectively, compared to previous periods, which also affected our Annualized Recurring Run Rate. Our ACV bookings increased 1% in the third quarter of 2014 compared to the third quarter of 2013, but decreased 6% in the third quarter of 2014 compared to the second quarter of 2014. Our Annualized Recurring Run Rate, which is a broader metric than ACV that includes all of our contracted recurring revenue streams at the end of a particular quarter, has increased 6% as of September 30, 2014 compared to September 30, 2013 and increased 3% compared to June 30, 2014.

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

Consequently, a significant decline in new business generated in any quarter may not materially affect our results of operations in that quarter but will have an impact on our revenue growth rate in future quarters. We also experience fluctuations and seasonality in our new business generated each quarter. ACV for fiscal 2013 and 2012 decreased 5% and 3%, respectively, over the prior year; and ACV in 2011 increased by 6% over 2010. Also, the type of recurring revenue may vary and  our Annualized Recurring Run Rate, which includes all of our contracted recurring revenue streams, not just ACV, may fluctuate as well.  For example, our Annualized Recurring Run Rate increased as of September 30, 2014, compared to September 30, 2013 and June 30, 2014, but our June 30, 2014 Annualized Recurring Run Rate decreased 2% compared to March 31, 2014.

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

We also must continue to introduce new products and product enhancements. The market for our products is characterized by rapid technological change, changes in customer demands, evolving industry standards and new regulatory requirements. New products based on recent technologies or new industry standards can render existing products obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop or acquire new products and product enhancements that address the needs of our target markets and respond to their changing standards and practices. We continue to release numerous products and product upgrades and we believe our future success depends on continuing such releases. In October 2008, we acquired Tamale Software which enabled us to offer a new product in the nascent research management field and in March 2010, Advent Norway AS acquired Goya AS to allow us to provide transfer agency-related solutions to mutual fund managers and mutual fund distributors. In February 2011, Advent Software, Inc. acquired Syncova Solutions, Ltd., a United Kingdom-based company that provides margin management and debt finance reconciliation and optimization software and in June 2011, we acquired Black Diamond, a Florida-based company that provides a web-based, outsourced portfolio management and reporting platforms for investment advisors. In late 2013, we introduced Advent Direct, our new cloud platform, on a beta release basis, and we have begun to make Advent Direct more broadly available, although we do not anticipate receiving significant revenues related to it until 2015. However, it may take longer than we expect to make Advent Direct broadly available or develop related solutions, and we cannot be certain whether new products and enhancements will meet anticipated sales projections or will be broadly accepted in the market, whether a market will develop as expected for new products and enhancements or whether we will be able to continue to introduce more products and enhancements.

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

In addition, the Company initiated a quarterly dividend in April 2014 and periodically repurchases shares of its stock (each subject to authorization by its Board), but is under no obligation to continue either action or to do so in certain amounts. Also, our debt repayment and other financial obligations may limit or prevent our ability to issue dividends or repurchase shares of our common stock.  If the Company reduces the expected value of future dividends or ceases to issue dividends, which are subject to declaration by its Board of Directors, or fails to meet expectations related to future dividends or share repurchases, investors may lose confidence or we may not attract the same type of investors and our stock price may decline significantly.

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

Most of our revenue comes from recurring sources, which grew to 91% in 2013, from 90% in 2012 and 89% in 2011. During fiscal 2013, term license revenues comprised approximately 52% of recurring revenues as compared to approximately 49% and 46% in fiscal years 2012 and 2011, respectively.

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

Currently, we offer our suite of products to our customers on premise and over the web on an Advent-hosted or third party-hosted basis. Advent OnDemand and Black Diamond are delivered over the web as our current SaaS product offerings. In addition, we introduced Advent Direct, our new cloud platform, on a beta release basis, and we have begun to make Advent Direct more broadly available. We plan to continue to expand our current and future SaaS product offerings, including availability on mobile devices, and we believe that over time our SaaS-based product offerings will comprise an increasing share of our total recurring revenues as more customers adopt SaaS as their preferred solution. Our SaaS-based delivery models may vary from the way we price and deliver our products to customers on premise under term licenses or amongst our various SaaS offerings. The SaaS-based model will require continued investment in product development and SaaS operations, and may give rise to a number of risks, including the following:

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

We must recruit, retain and provide adequate facilities for key employees, including facilities in high cost areas such as our San Francisco-based corporate headquarters.

We believe that our future success is dependent on the continued employment of our senior management and our ability to identify, attract, motivate and retain qualified technical, sales and other personnel. Members of our executive management team have acquired specialized knowledge and skills with respect to Advent. We need technical resources such as our product development engineers to develop new products and enhance existing products; we rely upon sales personnel to sell our products and services and maintain healthy business relationships; we must recruit professional service consultants to support our implementations; we must hire client services personnel to provide technical support to our growing installed base of customers; and we must attract and retain financial and accounting personnel to comply with our public company reporting requirements. We need to identify, attract, motivate and retain such employees with the requisite education, backgrounds and industry experience. However, experienced high quality personnel in the information technology industry continue to be in high demand and competition for their talents remains intense, especially in San Francisco where the largest number of our employees are located. In addition, from time to time, we may reorganize our business or reduce our workforce, as we did in late 2012, which may result in increased difficulty in hiring and retaining qualified personnel. Such reorganizations or reductions may distract our management and employees and may negatively impact our near-term financial results.

We also have begun a strategy to move certain functions from high cost areas like San Francisco, New York City and Boston, to lower cost areas such as Jacksonville and Beijing to reduce our overall costs of operations.  While we believe this strategy will have significant benefits, we may not be able to recruit and retain qualified personnel in such lower cost areas.  Additionally, such a strategy may negatively impact our ability to retain and hire in our other office locations. Also, our operating results may be adversely impacted by changes in our lease commitments as a result of increasing real estate costs in certain markets in which we operate such as San Francisco where we intend to maintain our corporate headquarters. As a result, we may renew or enter into lease agreements at relatively higher cost, reduce our office space needs, or consolidate or exit some of our real estate locations, which in most cases require a modification of an existing lease agreement and could have a significant adverse effect on our financial results.

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

We market and sell our products in the United States and, to a growing extent, outside the U.S. Revenues derived from sales outside the U.S. comprised 18%, 18% and 17% of our total revenues in the nine months ended September 30, 2014 and fiscal years 2013 and 2012, respectively. We have international subsidiaries in Canada, China, Denmark, England, Ireland, Hong Kong, Netherlands, Norway, Singapore, Sweden, Switzerland and the United Arab Emirates.

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

The process of integrating our acquisitions has required and will continue to require significant resources, particularly in light of our relative inexperience in integrating acquisitions, potential regulatory requirements and operational demands. In particular, our 2008 acquisition of Tamale Software, Inc. was an entry into the research management software market, where we had no prior experience. Integrating these acquisitions in the past has been time-consuming, expensive and disruptive to our business. We have faced difficulties in integrating new personnel and in maintaining relationships with customers and partners of acquired businesses, as well as in incorporating acquired technology and rights into our solutions and maintaining quality standards consistent with our brand. Integration also has required us to implement additional controls, policies, and procedures. This integration process has strained our managerial resources, resulting in the diversion of these resources from our core business objectives, and may do so in the future. Failure to achieve the anticipated benefits of these acquisitions or to integrate the operations of these entities successfully has harmed and could potentially harm our business, results of operations and cash flows in future periods. The assumptions we made in determining the value and relative risks of these acquisitions could be erroneous. In addition, as we have expanded into new business areas and built new offerings through strategic alliances and internal development, as well as acquisitions, some of this expansion has required significant management time and resources without generating required revenues. We have had difficulty and may continue to have difficulty creating demand for such offerings. Furthermore, we may face other unanticipated costs from our acquisitions, such as disputes involving earn-out and incentive compensation amounts.

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

Our products and services may contain undetected errors or scalability limitations at any point in their lives, but particularly when first introduced or as new versions are released. We frequently release new versions of our products, such as during 2013, when we released new versions of APX, Axys, Geneva, Moxy and Tamale RMS, among others. We also recently introduced Advent Direct, our new cloud platform and different aspects of the platform and related solutions are in various stages of development. Despite testing by us and by current and potential customers, errors may not be found in new products and services until after commencement of commercial availability or use, resulting in a loss of or a delay in market acceptance, damage to our reputation, customer dissatisfaction and reductions in revenues and margins, any of which could seriously harm our business. Additionally, our agreements with customers that attempt to limit our exposure to liability claims may not be enforceable in jurisdictions where we operate, particularly as we expand into new markets outside the U.S.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Our Board of Directors (the “Board”) has approved common stock repurchase programs authorizing management to repurchase shares of the Company’s common stock in the open market. The timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, including the price of our stock, general market conditions and alternative investment opportunities. The purchases are funded from available working capital or debt. At September 30, 2014 there were approximately 1.0 million shares previously authorized by the Board available for repurchase.

The following table provides a summary of the monthly repurchase activity during the three months ended September 30, 2014 under the stock repurchase program approved by the Board (in thousands, except per share data):

			Maximum
	Total	Average	Number of Shares That
	Number	Price	May Yet Be Purchased
	of Shares	Paid	Under Our Share
	Purchased	Per Share	Repurchase Programs

July	—	$—	967
August	—	$—	967
September	15	$30.94	952

Total	15	$30.94	952

We withheld shares through net share settlements during the three months ended September 30, 2014. The following table provides a monthly summary of the purchase activity upon the employee vesting of restricted stock units and the exercise of stock-settled stock appreciation rights under our equity compensation plan to satisfy tax and exercise withholding obligations during the three months ended September 30, 2014 (in thousands, except per share data):

	Total		Maximum Number
	Number	Average	of Shares that May
	of Shares	Price Per	Yet Be Purchased
Month	Purchased (1)	Share	Under the Plan

July	9	$32.06	—
August	4	$30.83	—
September	4	$32.88	—

Total	17	$31.98	—

(1)   These purchases represent shares cancelled when surrendered in lieu of cash payments for tax and exercise obligations due from employees. These shares were not purchased as part of a publicly announced program to purchase shares.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

Index to exhibits

Exhibit		Incorporated by Reference			Filed	Furnished
Number	Exhibit Description	Form	Date	Number	Herewith	Herewith

1.1	Underwriting Agreement, dated August 13, 2014 between a stockholder of Advent Software, Inc. and UBS Securities LLC, the underwriter thereto	8-K	8/15/2014	1.1
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002					X
101. INS	XBRL Instance				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation				X
101. LAB	XBRL Taxonomy Extension Labels				X
101.PRE	XBRL Extension Presentation				X
101.DEF	XBRL Taxonomy Extension Definition				X

*	Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVENT SOFTWARE, INC.

Dated: November 7, 2014	By:	/s/ James S. Cox
James S. Cox Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)