Form 10-K
period 2014-12-31
ADVENT SOFTWARE INC /DE/
filed 2015-02-24
CIK 1002225

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The number of shares of the registrant's common stock outstanding as of June 30, 2014 was 51,484,730. The aggregate market value of the registrant's common stock held by non-affiliates, based upon the closing price on June 30, 2014, as reported on the NASDAQ National Market System, was approximately $677 million. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of January 31, 2015, there were 52,350,363 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Proxy Statement for the registrant's fiscal 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of the Form 10-K to the extent stated herein. The Proxy Statement or an amended report on Form 10-K will be filed within 120 days of the registrant's fiscal year ended December 31, 2014. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part herein.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included under Item 8 of this Annual Report on Form 10-K. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended. Forward-looking statements can be identified by the use of terminology such as "may," "will," "could," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue," "intends," or other similar terms and the negative of such terms regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include, among others, statements relating to our pending acquisition by SS&C Holdings Technologies, Inc. ("SS&C"), future revenues, expenses and operating margins, product releases, the future of the investment management market and opportunities for us related thereto, future expansion, acquisition, divestment of or investment in other businesses, projections of revenues, future cost and expense levels, expected timing and amount of amortization expenses related to past acquisitions, future effective tax rates, future exchange rates, the adequacy of resources to meet future cash requirements, renewal rates, expected cash flow, capital expenditures, future financing activities, future dividends, estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, future client wins, future hiring and future product introductions and acceptance. Such forward-looking statements are based on our current plans and expectations and involve known and unknown risks and uncertainties which may cause our actual results or performance to be materially different from any results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to the "Risk Factors" set forth in "Item 1A. Risk Factors" in this Form 10-K, as well as other risks identified from time to time in other U.S. Securities and Exchange Commission ("SEC") reports. You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results, levels of activity or performance and represent our expectations only as of the date they are made.

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

        Our business derives revenues from the development, marketing and sale of software products, Software-as-a-Service ("SaaS") hosting services, data interfaces and related maintenance and services that automate, integrate and support certain mission-critical functions of investment management organizations around the world. We completed the sale of our MicroEdge subsidiary in October 2009. The results of MicroEdge have been reclassified as a discontinued operation for all periods presented. Unless otherwise noted, discussion in this document pertains to our continuing operations.

        Our principal executive offices are located at 600 Townsend Street, San Francisco, California 94103, and our telephone number is (415) 543-7696. Our internet address is www.advent.com. On our Investor Relations web site, which is accessible through www.advent.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission ("SEC"): our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports. All such filings on our Investor Relations web site are available free of charge. Information contained or referenced on our website is not incorporated by reference in and does not form a part of this Annual Report on Form 10-K. The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public may also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC, 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

        Advent's common stock (ticker symbol: ADVS) has traded on the NASDAQ Stock Market since its initial public offering on November 15, 1995. Our fiscal year ends on December 31st.

Recent Developments

        On February 2, 2015, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with SS&C Technologies Holdings, Inc. ("Parent" or "SS&C") and Arbor Acquisition Company, Inc., a wholly owned subsidiary of Parent ("Merger Sub"), pursuant to which, subject to the satisfaction or waiver of certain conditions therein, Merger Sub will merge with and into Advent. As a result of the merger, Merger Sub will cease to exist, and Advent will survive as a wholly owned subsidiary of SS&C.

        Upon the consummation of the merger, subject to the terms of the Merger Agreement, which has been unanimously approved by our Board of Directors, each share of Advent common stock outstanding immediately prior to the effective time of the merger (the "Effective Time"), subject to certain exceptions, will be converted into the right to receive $44.25 in cash, without interest.

        The completion of the merger is subject to customary conditions, including without limitation, approval of the merger by our stockholders and expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

        The Merger Agreement contains certain termination rights for both Advent and Parent, and provides that, upon termination of the Merger Agreement under specified circumstances, including, but not limited to, if we accept a superior acquisition proposal, we may be required to pay Parent a termination fee of $80.0 million. We may also be required to reimburse Parent for up to $12.5 million of its out-of-pocket expenses in connection with the transaction under certain circumstances.

        A description of the Merger Agreement is contained in our Current Report on Form 8-K filed with the SEC on February 3, 2015, and a copy of the Merger Agreement is attached thereto as Exhibit 2.1. See also Note 17, "Subsequent Events" to our consolidated financial statement in Item 8 of this Annual Report on Form 10-K for further information.

Clients

        Advent's clients are investment management and advisory firms and service providers that manage, advise and perform recordkeeping functions on financial assets. These firms have clear needs that translate into demand for Advent solutions: portfolio accounting and reporting; trade order management and post-trade processing; research management; account management; and custodial reconciliation. Examples of these institutions include global and U.S.-based asset managers, wealth managers, registered investment advisors, prime brokers, fund administrators, hedge funds, family offices, broker dealers, foundations, pension funds, endowments, and funds of funds. We have a diverse client base ranging from small firms to some of the largest institutional investment firms in the world. In fiscal 2014, 2013 and 2012, no single customer accounted for more than 10% of our total net revenues. Geographically, the U.S. continues to represent our primary market, with international sales representing 19%, 18% and 17% of total net revenues in fiscal 2014, 2013 and 2012, respectively.

Market Trends

        The demand for our products and services comes from: new firm formation, new business lines and combinations of business lines created in existing client firms, replacement of legacy and competitor systems, and expansion of our existing client relationships. Supporting these demand drivers are the underlying trends we see in the industry including:

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

  •
  Increased demands for transparency, efficiency and risk management.  Firms continue to focus on operational risk, resulting from discoveries of fraud and mismanagement during the 2008-2012 U.S. financial crisis and concerns regarding transparency and counterparty exposure. This continued focus leads investment management firms to "shadow" their custodian's books to ensure their accuracy, drives investor demand for institutional-grade operations, and has led many firms to automate the documentation of their investment process through research management software. On the wealth management and advisory sides of our business, we see this change manifest in the evolving relationship between the end client and a firm, with investors demanding greater transparency and a more customized client experience. Wealth managers will need to become familiar with their clients' preferences for account access and communication and cater to them, whether that means client portals, mobile devices or other digital platforms, and Advent offers tools to facilitate that. Finally, institutional and individual investors alike, faced with an increasingly competitive low-fee, automated options, are pushing investment managers across the spectrum for greater efficiencies and lower fees.

  •
  Regulatory changes.  Our clients must comply with rules, regulations, directives, and standards from governmental and self-regulating organizations, among others. Well after the passage of Dodd-Frank, EMIR, AIFMD, FATCA, UCITS V and a host of more localized reforms, many of the rules are still being defined and sorted out. In an international survey of wealth management operations managers commissioned by Advent, fulfilling current and anticipated compliance and regulatory requirements was deemed the biggest operations and technology challenge wealth managers currently face. We develop, configure, and market products and services to assist customers in meeting those requirements. We expect these types of changes to increase the number of firms in our addressable market and motivate more firms to develop their systems infrastructure and research management processes to mitigate exposure.

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

  •
  Outsourcing.  The market trends described above are creating margin and fee pressure on the investment managers we serve, and, as a result, we expect to see a rising number of investment firms look to outsource their operations. As these market pressures increase, investment managers will need to focus on their core business—developing new products, growing assets and providing quality service to retain clients—and outsourcing the lower margin and often commoditized work of back- and middle-office operations will be an increasingly attractive option.

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

Customer Focus

        At December 31, 2014, we served over 4,300 customers in more than 50 countries. The needs of our customers, and the investment management industry as a whole, continue to evolve. We are committed to making the required investments in product development, client services and support to continue delivering mission-critical solutions to our customers as their needs change. We believe our strategy and customer focus are driving increasing market acceptance for our products.

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

        We continue to focus on growing our recurring revenues. Effective with the first quarter of 2011, we changed our presentation of the components of net revenues to recurring and non-recurring to reflect the nature of our sources of revenue. Recurring revenues are comprised of term license, maintenance from perpetual license arrangements, and other recurring revenues. Non-recurring revenues are comprised of professional services and other revenues which include perpetual license fees.

        Total recurring revenues have become our predominant source of revenues, comprising 92%, 91% and 90%, of total net revenues in 2014, 2013 and 2012, respectively, and we expect to continue to derive a significant portion of our revenues from new business, client renewals of term license, perpetual maintenance and other recurring revenue contracts. These recurring revenue sources provide us with an increased ability to make strategic decisions to invest in our business while remaining confident that our operating results will be reasonably predictable.

        We are organized and operate in a single segment. See Note 15, "Segment, Significant Customer and Geographic Information" to our consolidated financial Statements in Item 8 of this Annual Report on Form 10-K.

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

        These solutions are comprised of various combinations of Advent software products delivered on premise and, more recently, also through the cloud in a Software-as-a-Service (SaaS) model, data integration tools, and professional services. Our product revenues are derived principally from products delivered on premise. Our SaaS-based product offerings currently include Advent OnDemand, which includes our product offerings delivered over the web and hosted either by Advent or by a third party, and Black Diamond, which is web-based and hosted by Advent. Additionally, in late 2013, we introduced Advent Direct, a new cloud platform on which we deliver new, workflow-based solutions tailored to different users within a firm. Advent Direct solutions complement and augment the value of our traditional products, and the first solution, Advent Direct Investment Management, was delivered to a limited number of firms through our charter client program (on a beta release program) in 2014.

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

  •
  Advent Portfolio Exchange® (APX) is a comprehensive portfolio management solution for asset managers and wealth managers worldwide which integrates the front-office functions of prospecting, marketing, customer relationship management and internal business management with the back-office operations of portfolio accounting, performance measurement and reporting. It allows firms to manage both high-net-worth and institutional clients through a comprehensive range of capabilities, including customized reporting, automated report packaging, and performance analytics. APX provides easy access to critical data and enables firms to grow their business, retain assets and deliver superior client service. APX can be deployed locally as well as in the cloud.

  •
  Black Diamond® offers independent advisors and wealth managers an innovative and dynamic portfolio management and reporting solution delivered through an easy-to-use, feature-rich web-based application. As a cloud-based product offering, advisors can access Black Diamond's customizable portfolio management and reporting online from anywhere, anytime without the need to maintain costly technology infrastructures. Black Diamond also provides outsourced daily reconciliation and data management services so firms can focus their efforts on servicing clients and growing their business rather than managing complex back office functions.

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

  •
  Advent Rules Manager® is a tightly integrated solution that meets investment management firms' increasingly complex trading compliance and portfolio monitoring requirements. Advent Rules Manager is a rules-based system that enables firms to define their trading and portfolio policies easily and accurately, and automates their control and review. Firms can efficiently manage portfolios, trading, compliance workflow, and safeguard their client commitments. Advent Rules Manager helps firms to record, test and compare their compliance practices against their policies, to help them demonstrate that their compliance programs are managed proactively.

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

Maintenance and Support Services

        Term license customers receive support and maintenance services as part of the term license offering. Existing and new perpetual license customers purchase maintenance and support services, which entitle them to technical support and product upgrades as they become available. We frequently upgrade and enhance our products to respond to changing market needs, evolving regulatory requirements and new technologies.

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

Sales and Marketing

        Our sales group includes a direct sales organization (comprised of both field sales and tele-sales representatives) as well as product management groups, which are responsible for assessing market opportunities and collaborating with our solutions development organization on product planning and management. We have sales and support offices throughout the world, including San Francisco, New York, Boston, Jacksonville, Toronto, London, Oslo, Copenhagen, Stockholm, Amsterdam, Zurich, Dubai, Hong Kong and Singapore.

        Our marketing organization is responsible for providing support to the Company through lead generation activities, brand awareness and support, the creation of sales tools and marketing materials, and the execution of marketing events, such as conferences and seminars.

Product Development

        In fiscal 2014, 2013 and 2012, our product development expenses were $69.5 million, $69.7 million and $67.0 million, respectively. We also capitalized $7.2 million, $3.7 million and $2.2 million of software development costs in 2014, 2013 and 2012, respectively. Our product development organization builds product enhancements and new products, incorporates new technologies into existing products and sustains the quality of our current products. Our product development activities include the identification and validation of product specifications as well as engineering, quality assurance and documentation.

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

        We generally recognize revenue from term licenses ratably over the period of the contract term which varies from one to five years but is typically three years. For these term contracts, we invoice the customer annually in advance. As a result, the first year's contract value is included in deferred revenue while subsequent years of the contracted value are not (unless the subsequent years are prepaid by the client, which is typically not the case). During the subsequent years, annual term billing results in an increase in deferred revenues at the commencement of each annual billing period. Total deferred revenues were $204.1 million and $193.9 million at December 31, 2014 and 2013, respectively. The increase during 2014 is primarily due to the increase in deferred revenues from term licenses and to a lesser degree ongoing term implementations.

        We define backlog as the value of multi-year term license, outsourcing and data service contracts which contain a binding commitment for the full contract term, less any amounts from those contracts already invoiced. We exclude annual contracts from the backlog calculation since they contain annual renewal options (for example, annual term licenses, annual maintenance or data reconciliation contracts). Our total backlog was approximately $157.4 million and $165.4 million as of December 31, 2014 and 2013, respectively.

        For additional information regarding factors that affect the timing of the recognition of software license revenue, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Revenue Recognition and Deferred Revenues."

Competition

        The market for investment management software is characterized by the relative size of the organizations that manage and advise on investment portfolios. The market is competitive and highly fragmented. It is subject to rapid change and is sensitive to new product introductions and marketing efforts by industry participants. We face competition from providers of software and related services as well as providers of outsourced services.

        Competitive firms can vary in size and scope of offering, platforms supported, and, in general, tend to be more narrowly focused by segment or workflow while Advent, in contrast, offers solutions and services that meet a broad and diverse spectrum of investment management firms and their needs. Our competitors include Addepar, Backstop, BlackRock Solutions, Broadridge Financial Solutions, Charles River Development, Code Red, DST International, the Eagle Investment Systems subsidiary of Bank of New York/Mellon Financial Corporation, Enfusion, Envestnet, Eze Software Group, FactSet Research Systems, FiTek, FT Interactive Data, INDATA, the LatentZero division of Fidessa group plc, Linedata Services, the Macgregor division of Investment Technology Group, MackeyRMS, Markit, Morningstar, Multifonds, Orion, Schwab Performance Technologies, SEI Investments Company, SimCorp A/S, SS&C Technologies Inc., State Street Corporation, SunGard, and TKS Solutions, among others. An additional source of competition is from proprietary systems used by our existing and potential clients, some of whom develop their own software for their particular needs and therefore may be reluctant to license software products offered by third party vendors such as Advent.

        Some of our largest competitors have longer operating histories and greater financial, technical, sales and marketing resources, due in part to the on-going consolidation in our markets. Since 2005, many of our competitors have been acquired by larger enterprises, and it is possible that even larger competitors will be created through additional acquisitions of companies and technologies.

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

Employees

        As of December 31, 2014, we had 1,209 employees, including approximately 457 in client services and support, 178 in sales and marketing, 386 in product development and 188 in general and administration. Of these employees, 906 were located in the United States and 303 were based outside the United States. We endeavor to maintain competitive compensation, benefits, equity participation and work environment policies in order to attract and retain qualified personnel. None of our employees are subject to a union collective bargaining agreement. We have not experienced any work stoppages and we believe our employee relations are good.

Executive Officers of Registrant

        The following sets forth certain information regarding the executive officers of the Company as of January 31, 2015:

Name	Age	Position
David Peter F. Hess Jr.	44	Chief Executive Officer, President and Director
James S. Cox	43	Executive Vice President and Chief Financial Officer
Todd J. Gottula	41	Executive Vice President, Global Solutions Development and Chief Technology Officer
Chris J. Momsen	44	Executive Vice President, Global Sales and Solutions
Anthony E. Sperling	46	Executive Vice President, Global Client Experience

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

The pendency of our agreement to be acquired by SS&C or our failure to complete the merger could have an adverse effect on our business.

        Completion of the Merger is subject to the satisfaction of various conditions, including the receipt of approvals from our stockholders and from government or regulatory agencies. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all.

        The Merger gives rise to inherent risks that include:

  •
  The inability to complete the Merger due to the failure to obtain stockholder approval or failure to satisfy the other conditions to the completion of the Merger, including receipt of the required regulatory approval;

  •
  Pending and potential future stockholder litigation that could prevent or delay the Merger or otherwise negatively impact our business and operations;

  •
  If the Merger is not completed, the price of our common stock will change to the extent that the current market price of our stock reflects an assumption that the Merger will be completed;

  •
  The amount of cash to be paid under the agreement governing the Merger is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, including any potential long-term value of the successful execution of our current strategy as an independent company or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;

  •
  Legal or regulatory proceedings, including regulatory approvals from various domestic and foreign governmental entities (including any conditions, limitations or restrictions placed on these approvals) and the risk that one or more governmental entities may delay or deny approval, or other matters that affect the timing or ability to complete the transaction as contemplated;

  •
  The ability of SS&C Technologies Holdings, Inc. to obtain the necessary funds to complete the Merger;

  •
  The possibility of disruption to our business, including increased costs and diversion of management time and resources;

  •
  Difficulties maintaining business and operational relationships, including relationships with customers, suppliers, and other business partners;

  •
  The possibility of slowing new license sales and renewals by clients;

  •
  The inability to attract and retain key personnel pending consummation of the Merger;

  •
  The inability to pursue alternative business opportunities, including acquisitions, or make changes to our business pending the completion of the Merger, and other restrictions on our ability to conduct our business, including restrictions on our ability to declare dividends;

  •
  The requirement to pay a termination fee of $80 million or reimburse expenses of up to $12.5 million if the agreement governing the Merger is terminated under certain circumstances;

  •
  The fact that under the terms of the Merger Agreement, we are unable to solicit other acquisitions proposals during the pendency of the Merger;

  •
  The amount of the costs, fees, expenses and charges related to the Merger Agreement or the merger;

  •
  Developments beyond our control including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger; and

  •
  The risk that if the Merger is not completed, the market price of our common stock could decline, investor confidence could decline, shareholder litigation could be brought against us, relationships with customers, suppliers and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the proposed Merger.

If our existing customers do not renew their term license, other recurring or perpetual maintenance contracts, our business will suffer.

        Total recurring revenues, which we define as term license, other recurring revenue, maintenance from perpetual arrangements and Asset Under Administration (AUA) fees for certain perpetual arrangements, represented 92%, 91% and 90% of total net revenues during 2014, 2013 and 2012, respectively. We expect to continue to derive a significant portion of our revenue from our clients' renewal of term license, other recurring and perpetual maintenance contracts and such renewals are critical to our future success, although we expect revenues from perpetual maintenance arrangements to continue their downward trend. Some factors that may affect the renewal rate of our contracts include:

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

  •
  Our ability to develop complementary products and services;

  •
  Our ability to offer the diversity of business process outsourcing services demanded by our clients and prospects; and

  •
  Potential client reaction to the pending acquisition by SS&C.

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

        Most of our base of perpetual license customers have historically renewed their annual maintenance although our customers have no obligation to renew such maintenance after the first year of their license agreements. Our perpetual license maintenance revenues have been trending downward and decreased 2%, 2% and 5% during fiscal 2014, 2013 and 2012, respectively. In addition, market downturns, such as the downturn beginning in the fall of 2008 and subsequent market fluctuations, and other factors have caused, and may in the future cause, some clients not to renew their maintenance; reduce their level of maintenance; not renew their term license contracts; or renew such term licenses for fewer products or users, all of which adversely affects our renewal rates and revenue from these customers. Our renewal rates are based on cash collections and are disclosed one quarter in arrears. Our reported quarterly renewal rate for perpetual maintenance and term license renewals may fluctuate. Decreases in renewal rates reflect reduced maintenance expenditures, reduced term license renewals, customer attrition, and reductions in products licensed or number of users by clients, as well as from slower payments received from renewal clients.

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

        As a result of a lengthy and unpredictable sales cycle, we have limited ability to forecast the timing and amount of specific perpetual license sales, as well as term license, Advent OnDemand and Black Diamond sales, which we report quarterly as annual contract value (ACV) bookings and also include as part of our Annualized Recurring Run Rate metric. The timing of large individual license sales is especially difficult to forecast, and we may not be successful in closing large license transactions on a timely basis or at all. Customers may postpone their purchases of our existing products or product enhancements in advance of the anticipated introduction of new products or product enhancements by us or our competitors, such as we have experienced with our recently introduced Advent Direct cloud platform that we have begun to make more broadly available to selected clients. Accordingly, our level of ACV bookings and Annualized Recurring Run Rate in any particular period is subject to significant fluctuation. For example, during 2014, 2013 and 2012, our ACV bookings decreased 4%, 5% and 3%, respectively, compared to previous periods, which is indicative of the competitive environment in which we sell, especially against competitors with more robust hosted and business process outsourcing offerings. ACV from 2012-2014 affected our Annualized Recurring Run Rate. Our Annualized

Recurring Run Rate, which is a broader metric than ACV that includes all of our contracted recurring revenue streams at the end of a particular quarter, increased 7% as of December 31, 2014 compared to December 31, 2013.

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

        We derive most of our revenue from recurring sources. During 2014, 2013 and 2012, we recognized 92%, 91% and 90%, respectively, of total net revenues from recurring sources. We generally recognize revenue from these sources ratably over the terms of these agreements, which typically range from one to three years. As a result, almost all of our revenues in any quarter are generated from contracts entered into during previous periods.

        Consequently, a significant decline in new business generated in any quarter may not materially affect our results of operations in that quarter but will have an impact on our revenue growth rate in future quarters. We also experience fluctuations and seasonality in our new business generated each quarter. ACV for fiscal 2014 and 2013 decreased 4% and 5%, respectively, over the prior year; and ACV in 2012 decreased by 3% over 2011. Also, the type of recurring revenue may vary and our Annualized Recurring Run Rate, which includes all of our contracted recurring revenue streams, not just ACV, may fluctuate as well. For example, our Annualized Recurring Run Rate increased as of December 31, 2014, compared to December 31, 2013, but our September 30, 2013 Annualized Recurring Run Rate decreased 1% compared to June 30, 2013.

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

        Market downturns may cause clients not to renew their term licenses or perpetual license maintenance. Also, significant declines in market value of our clients affect their Assets Under Administration (AUA) or Assets Under Management (AUM). Consequently, we may also experience a decline in the ACV of bookings and Annualized Recurring Run Rate since the pricing of some of our products is based upon our client's AUA or AUM. Furthermore, we have some contracts for which clients pay us fees based on the greater of a negotiated annual minimum fee or a calculated fee that is determined by the client's AUA or AUM. If a client previously paid us based on the calculated fee, rather than the annual minimum fee, we would experience a decline in revenue as a result of any decline in those clients' AUA or AUM.

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

        We also must continue to introduce new products and product enhancements. The market for our products is characterized by rapid technological change, changes in customer demands, evolving industry standards and new regulatory requirements. New products based on recent technologies or new industry standards can render existing products obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop or acquire new products and product enhancements that address the needs of our target markets and respond to their changing standards and practices. We continue to release numerous products and product upgrades and we believe our future success depends on continuing such releases. In October 2008, we acquired Tamale Software which enabled us to offer a new product in the nascent research management field and in March 2010, Advent Norway AS acquired Goya AS to allow us to provide transfer agency-related solutions to mutual fund managers and mutual fund distributors. In February 2011, Advent Software, Inc. acquired Syncova Solutions, Ltd., a United Kingdom-based company that provides margin management and debt finance reconciliation and optimization software and in June 2011, we acquired Black Diamond, a Florida-based company that provides a web-based, outsourced portfolio management and reporting platforms for investment advisors. In late 2013, we introduced Advent Direct, our new cloud platform, on a beta release basis, and we have begun to make Advent Direct more broadly available to select clients. In order to ensure Advent Direct is successful in the mid- to long-term, we have slowed roll out to enable the addition of key new features. This slowdown means we will not be ramping up sales significantly in the first half of 2015 and now expect to ramp up sales in the first half of 2016. However, it may take longer than we expect to make Advent Direct broadly available or develop related solutions, and we cannot be certain whether new products and enhancements will meet anticipated sales projections or will be broadly accepted in the market, whether a market will develop as expected for new products and enhancements or whether we will be able to continue to introduce more products and enhancements.

        We may not be successful in developing, introducing, marketing and licensing our new products or product enhancements on a timely and cost effective basis, or at all, and our new products and product enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. Delays in the availability of new products or enhancements or delays in client implementations or migrations may result in client dissatisfaction and delay or loss of product revenues. Additionally, existing clients have shown some reluctance to go through the process of migrating from our Axys product to our Advent Portfolio Exchange (APX) or Geneva products, or our Black Diamond platform, which has slowed the migration of our customer base to APX. In addition, clients may delay purchases in anticipation of new products or product enhancements, such as we have experienced and continue to experience with our recently introduced, but not yet broadly available, Advent Direct cloud platform. Our ability to develop new products and product enhancements is also dependent upon the products of other software and service vendors, including certain system software vendors, such as Microsoft Corporation, database vendors, Software-as-a-Service ("SaaS") providers, hosting and authentication services, and development tool vendors. If the products of such vendors have design defects or flaws, are unexpectedly delayed in their introduction, are unavailable on acceptable terms, or the vendors exit the business, our business could be seriously harmed.

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

        In addition, the Company initiated a quarterly dividend in April 2014 and periodically repurchases shares of its stock (each subject to authorization by its Board), but is under no obligation to continue either action or to do so in certain amounts. Also, our debt repayment and other financial obligations may limit or prevent our ability to issue dividends or repurchase shares of our common stock. In the Merger Agreement with SS&C signed on February 2, 2015, the Company is prohibited from declaring a dividend or repurchasing shares of its common stock during the pendency of the agreement. If the Company reduces the expected value of future dividends or ceases to issue dividends, which are subject to declaration by its Board of Directors, or fails to meet expectations related to future dividends or share repurchases, investors may lose confidence or we may not attract the same type of investors and our stock price may decline significantly.

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

        Most of our revenue comes from recurring sources, which grew to 92% in 2014, from 91% in 2013 and 90% in 2012. During fiscal 2014, term license revenues comprised approximately 53% of recurring revenues as compared to approximately 52% and 49% in fiscal years 2013 and 2012, respectively.

        When a customer purchases a term license together with implementation services, we do not recognize any revenue under the contract until the implementation services are substantially completed and then we recognize revenue ratably over the remaining term of the contract. If the implementation services are still in progress as of quarter-end, we will defer all of the contract revenues to a subsequent quarter. At the point professional services are substantially completed, we recognize the professional services fees earned and related expenses, and a pro-rata amount of the term license revenue based on the elapsed time from the start of the term license to the substantial completion of professional services. For example, we deferred net revenues of $1.4 million in 2014. During 2013, the revenue deferred from projects in the process of being implemented exceeded revenue recognized from completed implementations, resulting in a net deferral of $3.9 million for fiscal 2013.

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

        In addition, we experience seasonality in our licensing. We believe that this seasonality results primarily from customer budgeting cycles and expect this seasonality to continue in the future. The fourth quarter of the year typically has more licensing activity; however, this was not the case in the fourth quarter of 2013, although it was higher in the fourth quarter of 2014. That can result in ACV bookings and perpetual license fee revenue being the highest in the fourth quarter, followed by lower term license bookings and perpetual license revenue in the first quarter of the following year, and which also may result in larger quarterly increases in Annualized Recurring Run Rate for the fourth quarter than in other quarters, although changes in other recurring revenue sources during a quarter may decrease or increase such run rate as well. This seasonality has been, and may be in the future, adversely affected by market downturns and uncertain economic conditions. Also, term licenses entered into during a quarter may not result in recognition of associated revenue until later quarters, as we begin recognizing revenue for such licenses when the related implementation services are substantially complete.

        Because of the above factors, we believe that quarter-to-quarter comparisons of our operating results are not necessarily reliable indicators of future performance.

Our increased emphasis on delivering our products as SaaS may give rise to risks that could harm our business.

        Currently, we offer our suite of products to our customers on premise and over the web on an Advent-hosted or third party-hosted basis. Advent OnDemand and Black Diamond are delivered over the web as our current SaaS product offerings. In addition, we introduced Advent Direct, our new cloud platform, on a beta release basis, and we have begun to make Advent Direct more broadly available to selected customers. We plan to continue to expand our current and future SaaS product offerings, including availability on mobile devices, and we believe that over time our SaaS-based product offerings will comprise an increasing share of our total recurring revenues as more customers adopt SaaS as their preferred solution. Our SaaS-based delivery models may vary from the way we price and deliver our products to customers on premise under term licenses or amongst our various SaaS offerings. The SaaS-based model will require continued investment in product development and SaaS operations, and may give rise to a number of risks, including the following:

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

        In addition, our reliance upon third-party service providers as part of our SaaS and data services may expose us to risks arising from disruptions to, or failures in, the facilities and systems operated by such third parties. We currently serve customers from third-party-operated data center facilities located in the United States and other countries. We do not control, or in some cases have limited control over, the operation of the data center facilities we use, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, and to adverse events caused by operator error. We cannot rapidly switch to new data centers or move customers from one data center to another in the event of any adverse event. Despite precautions taken at these facilities, natural disasters, acts of terrorism or misconduct, closure of facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service and the loss of customer data. Our disaster recovery procedures may not be adequate and our service could be interrupted.

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

        In recent years, Advent has periodically entered into contracts relating to our subscription, data management revenue streams and outsourced services with contract values that are substantially larger than we have customarily entered into in the past. We do not know whether we will be able to continue to sign large recurring revenue contracts of this nature or if such clients will renew their contracts at similar rates and terms, if at all. For example, we renewed our agreement with TIAA-CREF in the second quarter of 2013, but at lower annual fees than the original agreement, which has resulted in a decrease in revenues associated with that agreement. In addition, some of these types of agreements are subject to milestones, acceptance and penalties and there is no assurance that these agreements will be fully implemented. We also have revenue sharing agreements with other companies that provide revenue to Advent for our clients' use of those companies' services and products. Our operating results could be adversely impacted if these agreements are not fully implemented, terminated or not renewed, or if we are unable to continue to generate similar opportunities and enter similar or larger sized contracts in the future.

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

        We believe that our future success is dependent on the continued employment of our senior management and our ability to identify, attract, motivate and retain qualified technical, sales and other personnel. Members of our executive management team have acquired specialized knowledge and skills with respect to Advent. We need technical resources such as our product development engineers to develop new products and enhance existing products; we rely upon sales personnel to sell our products and services and maintain healthy business relationships; we must recruit professional service consultants to support our implementations; we must hire client services personnel to provide technical support to our growing installed base of customers; and we must attract and retain financial and accounting personnel to comply with our public company reporting requirements. We need to identify, attract, motivate and retain such employees with the requisite education, backgrounds and industry experience. However, experienced high quality personnel in the information technology industry continue to be in high demand and competition for their talents remains intense, especially in San Francisco where the largest number of our employees are located. In addition, from time to time, we may reorganize our business or reduce our workforce, as we did in late 2012, which may result in increased difficulty in hiring and retaining qualified personnel. Furthermore, the announcement of our pending acquisition by SS&C may affect employee retention and cause some employees to depart the company. Such reorganizations, reductions or other departures may distract our management and employees and may negatively impact our near-term financial results.

        We also have begun a strategy to move certain functions from high cost areas like San Francisco, New York City and Boston, to lower cost areas such as Jacksonville and Beijing to reduce our overall costs of operations. While we believe this strategy will have significant benefits, we may not be able to recruit and retain qualified personnel in such lower cost areas. Additionally, such a strategy may negatively impact our ability to retain and hire in our other office locations. Also, our operating results may be adversely impacted by changes in our lease commitments as a result of increasing real estate costs in certain markets in which we operate such as San Francisco where we intend to maintain our corporate headquarters. As a result, we may renew or enter into lease agreements at relatively higher cost, reduce our office space needs, or consolidate or exit some of our real estate locations, which in most cases require a modification of an existing lease agreement and could have a significant adverse effect on our financial results. For example, in January 2015 we renewed our San Francisco office lease for an additional 10 years at a significant increase in annual rent which will result in total operating lease payments and rent expense of approximately $71 million over the extension term.

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

        We market and sell our products in the United States and, to a growing extent, outside the U.S. Revenues derived from sales outside the U.S. comprised 19%, 18% and 17% of our total revenues in 2014 and fiscal years 2013 and 2012, respectively. We have international subsidiaries in Canada, China, Denmark, England, Hong Kong, Ireland, Netherlands, Norway, Singapore, Sweden, Switzerland and the United Arab Emirates.

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

        Our products and services may contain undetected errors or scalability limitations at any point in their lives, but particularly when first introduced or as new versions are released. We frequently release new versions of our products, such as during 2014, when we released new versions of APX, Axys, Geneva, Moxy, Syncova and Tamale RMS, Advent Direct Investor Management among others. We also recently introduced Advent Direct, our new cloud platform and different aspects of the platform and related solutions are in various stages of development. Despite testing by us and by current and potential customers, errors may not be found in new products and services until after commencement of commercial availability or use, resulting in a loss of or a delay in market acceptance, damage to our reputation, customer dissatisfaction and reductions in revenues and margins, any of which could seriously harm our business. Additionally, our agreements with customers that attempt to limit our exposure to liability claims may not be enforceable in jurisdictions where we operate, particularly as we expand into new markets outside the U.S.

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

        In order to fund the special dividend paid in July 2013 and to repurchase Advent common stock, we incurred substantial debt and at December 31, 2013 we had total debt outstanding of $305 million and a stockholders' deficit of $(111.8) million. As of December 31, 2014, approximately $220 million of debt was outstanding and stockholders' deficit was $(64.8) million. As a result of our debt borrowing, we are obligated to make periodic principal and interest payments on the debt of approximately $26 million annually. This amount will fluctuate due to changes in interest rates, future borrowings and repayments. Our ability to make payments on our indebtedness and to fund planned working capital requirements will depend on our ability to generate cash flow in the future. In addition, the existence of this indebtedness could have adverse consequences. For example, it could:

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

        Additionally, as a publicly-traded company, we are subject to significant regulations including those under the Dodd-Frank Act and the Sarbanes-Oxley Act of 2002 ("the Sarbanes-Oxley Act"). These regulations increase our accounting, operating and legal compliance costs and could also expose us to additional liability if we fail to comply with these or other new rules and reporting requirements. There are also significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, which may further increase our costs.

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

        In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is a new revenue recognition model that requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 will replace most existing revenue recognition guidance in U.S.

Generally Accepted Accounting Principles when it becomes effective for Advent for our fiscal year beginning January 1, 2017, and early adoption of ASU 2014-09 is not permitted. Under ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. Advent is evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements, which could materially change the timing of revenue recognition.

Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates.

        We are a U.S.-based multinational company subject to tax in multiple U.S. and non-U.S. tax jurisdictions. Changes in our tax rates could adversely affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in, or interpretation of, tax rules and regulations in the jurisdictions in which we do business, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, by changes in state apportionment, by lapses of the availability of the U.S. research and development tax credit, or by changes in the valuation of our deferred tax assets and liabilities.

        In addition, we could be subject to examination of our income tax returns by state tax authorities, the U.S. Internal Revenue Service and other tax authorities outside the U.S. For example, we are currently undergoing a State of California franchise tax examination for the 2006 and 2007 tax years and a state of New York examination for 2011, 2012 and 2013 tax years. Examinations generally focus on areas where considerable judgment is exercised by the Company. We regularly assess the likelihood of outcomes resulting from an examination to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from an examination. We believe such estimates to be reasonable; however, there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.

If we fail to maintain an effective system of internal control, we may not be able to report our financial results accurately or our filings may not be timely. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

        Effective internal control is necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. Although we have not historically discovered any material weaknesses, we have in the past discovered, and may in the future discover, areas of our internal control that need improvement including control deficiencies that may constitute material weaknesses.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal executive offices are located in San Francisco, California. We continue to assess our needs with respect to office space and may, in the future, vacate or add additional facilities. We believe that our current facilities are adequate and suitable for our needs in the immediate and foreseeable future. The table below summarizes the principal properties that we were leasing as of December 31, 2014:

		Use of Property
Location	Approximate Square Footage	Sales and Support	Marketing	Product Development	Administrative
United States:
San Francisco, CA(1)(2)	158,264	X	X	X	X
New York, NY	31,286	X	X	X	X
Jacksonville, FL	29,897	X	X	X	X
Boston, MA(1)	24,597	X	X	X	X
New Rochelle, NY	10,541	X	X
Other	255	X
Europe and Middle East:
London, United Kingdom	16,018	X	X	X	X
Stockholm, Sweden	7,944	X		X	X
Copenhagen, Denmark	3,475	X		X	X
Oslo, Norway	2,626	X	X	X
Dubai, United Arab Emirates	1,939	X			X
Zurich, Switzerland	1,830	X
Bracknell, United Kingdom	936				X
Asia:
Beijing, People's Republic of China	27,171	X		X	X
Singapore	797	X	X
Hong Kong, People's Republic of China	750	X	X		X

Total leased square footage	318,326

(1)
The Company exited approximately 31,000 and 9,000 square feet of office space under lease in San Francisco and Boston, respectively, in the third quarter of 2014 as part of a restructuring plan to consolidate facilities and reduce costs.

(2)
On January 28, 2015, the Company entered into a definitive amendment to its San Francisco headquarters lease whereby the term of the lease has been extended for an additional ten years commencing on November 1, 2016 and ending October 31, 2026 and whereby the Company's total leased space will be reduced from approximately 158,000 square feet to approximately 129,000 square feet by November 1, 2016.

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

Legal Proceedings Regarding the Merger

        As of February 20, 2015, three putative class action lawsuits challenging the transactions contemplated by the Merger Agreement have been filed by purported Advent stockholders in the Court of Chancery of the State of Delaware against Advent, Advent's Board of Directors, SS&C, and Merger Sub. These actions are captioned Chitwood v. Advent Software, Inc., et al., Case No. 10623-VCL, City of Atlanta Firefighters' Pension Fund v. David Peter F. Hess, Jr., et al., Case No. 10633-VCL, and Klein v. Advent Software, Inc., et al., Case No. 10670-VCL. The actions generally allege, among other things, that the Board of Directors breached its fiduciary duties to Advent's stockholders by engaging in a flawed sales process, agreeing to a transaction price that does not adequately compensate Advent stockholders, and agreeing to certain deal protection terms in the Merger Agreement that allegedly preclude a potential competing bid. The actions also allege that the other defendants aided and abetted the Board of Directors' breaches of fiduciary duties. The actions seek various remedies including to enjoin or rescind the merger, damages, and costs.

        Management believes that any potential losses associated with the legal proceedings regarding the merger are neither probable nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

Item 4.    Mine Safety Disclosures

        Not applicable.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

        Our common stock is listed on the NASDAQ Stock Market under the symbol "ADVS." The closing price of our common stock on January 31, 2015 was $41.85. The table below summarizes the range of high and low reported sales prices on the NASDAQ Stock Market for our common stock for the periods indicated.

	Price Range
	High	Low
Fiscal 2013
First quarter	$29.88	$21.50
Second quarter	$35.40	$25.70
Third quarter	$36.21	$26.10
Fourth quarter	$36.11	$29.90
Fiscal 2014
First quarter	$35.73	$26.00
Second quarter	$33.56	$25.42
Third quarter	$34.74	$30.38
Fourth quarter	$35.17	$28.78

Stockholders

        As of January 31, 2015, there were approximately 55 holders of record of our common stock. However, because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to accurately estimate the total number of stockholders represented by these record holders.

Dividends

        Prior to July 2013, the Company had a history of not paying dividends. In July 2013, Advent paid a $9.00 per share one-time special cash dividend to its shareholders in connection with a recapitalization. In April, September and December of 2014, our Board of Directors (the "Board") declared quarterly cash dividends of $0.13 per common share. In the Merger Agreement with SS&C signed on February 2, 2015, the Company is prohibited from declaring a dividend during the pendency of the agreement.

Recent Sales of Unregistered Securities

        None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        Our Board has approved common stock repurchase programs authorizing management to repurchase shares of the Company's common stock in the open market. The timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, including the price of our stock, general market conditions and alternative investment opportunities. The purchases are funded from available working capital or debt. At December 31, 2013 there were approximately 0.4 million shares authorized by our Board for repurchase. In May 2014 our Board authorized an additional 1.0 million shares of the Company's common stock for repurchase. At December 31, 2014, there remained approximately 0.9 million shares authorized by the Board for repurchase, however, in the Merger Agreement with SS&C, signed on February 2, 2015, the Company is prohibited from repurchasing shares of its common stock during the pendency of the agreement. The following table provides a summary of the monthly repurchase activity during the three months ended December 31, 2014 under the stock repurchase program approved by our Board (in thousands, except per share data):

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under Our Share Repurchase Programs
October	41	$30.90	913
November	—	$—	912
December	33	$30.63	879

Total	74	$30.78	879

        We withheld shares through net share settlements (a feature where the Company provides the award holder shares equivalent to the gains, net of tax, on the awards that have vested or are exercised) during the three months ended December 31, 2014. The following table provides a month-to-month summary of the purchase activity upon the employee vesting of restricted stock units and the exercise of stock-settled stock appreciation rights under our equity compensation plan to satisfy tax and exercise withholding obligations during the three months ended December 31, 2014 (in thousands, except per share data):

Month	Total Number of Shares Purchased(1)	Average Price Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October	6	$31.59	—
November	18	$32.04	—
December	7	$30.26	—

Total	31	$31.58	—

(1)
These purchases represent shares cancelled when surrendered in lieu of cash payments for tax and exercise obligations due from employees. These shares were not purchased as part of a publicly announced program to purchase shares.

Securities Authorized for Issuance Under Equity Compensation Plans

        Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference from our Proxy Statement to be filed for our 2015 Annual Meeting of Stockholders.

Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Advent Software, Inc., the S&P 500 Index and the NASDAQ Computer and
Data Processing Index

*
$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ended December 31.

Item 6.    Selected Financial Data

        The following selected financial data are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

	Fiscal Years(1)
	2014(2)(3)	2013(3)	2012(4)	2011(5)(6)	2010(6)(7)
	(in thousands, except per share data)
STATEMENT OF OPERATIONS
Net revenues	$396,820	$382,959	$358,819	$326,248	$283,501
Gross margin	$279,299	$263,238	$236,103	$215,476	$196,691
Income from continuing operations	$83,742	$46,132	$49,179	$42,565	$36,305
Net income from continuing operations	$50,263	$28,752	$30,231	$28,331	$24,319
Net income (loss) from discontinued operation	$(51)	$50	$184	$1,839	$(166)
Net income	$50,212	$28,802	$30,415	$30,170	$24,153
Basic net income per share:
Continuing operations	$0.98	$0.56	$0.60	$0.55	$0.47
Discontinued operation	$—	$—	$—	$0.04	$—
Total operations	$0.97	$0.56	$0.60	$0.58	$0.47
Diluted net income per share:
Continuing operations	$0.94	$0.54	$0.58	$0.52	$0.45
Discontinued operation	$—	$—	$—	$0.03	$—
Total operations	$0.94	$0.54	$0.58	$0.56	$0.44
Cash dividends declared per common share	$0.39	$9.00	$—	$—	$—
BALANCE SHEET
Cash, cash equivalents and short-term marketable securities	$36,082	$33,828	$169,409	$135,433	$152,023
(Negative) working capital	$(121,397)	$(105,523)	$43,013	$12,008	$45,801
Total assets of discontinued operation	$1,093	$1,437	$1,697	$2,006	$2,095
Total assets	$433,776	$454,857	$656,756	$581,550	$488,731
Long-term liabilities	$224,306	$311,647	$112,261	$69,870	$21,181
Stockholders' (deficit) equity including discontinued operation	$(64,787)	$(111,815)	$309,859	$283,061	$273,848
Net income per share is based on actual calculated values and totals may not sum due to rounding.

(1)
Our MicroEdge segment was divested on October 1, 2009. Accordingly, the results of MicroEdge have been reclassified as a discontinued operation for all periods presented. Unless otherwise noted, selected financial data in the above table pertain to our continuing operations.

(2)
Our results of operations for 2014 included stock-based compensation expense of $29.4 million, of which approximately $6.2 million was incremental stock-based compensation expense related to the 2013 equity award modification, and restructuring charges of $4.6 million.

(3)
Our results of operations for 2013 include $48.2 million of stock-based compensation expense, of which $26.7 million was incremental stock-based compensation expense related to the 2013 equity award modification, $6.0 million of recapitalization costs and restructuring charges of $3.8 million. Our cash and cash equivalents balance decreased to $33.8 million and our debt balance increased to $305.0 million, primarily to fund the payment of the $470.1 million Special Dividend in July 2013 and to repurchase $41.3 million of Advent's common stock. Payment of the Special Dividend resulted in negative working capital and a stockholders' deficit in 2013 and 2014.

(4)
Our results of operations for 2012 included stock-based compensation expense of $20.8 million and restructuring charges of $3.6 million.

(5)
Our results of operations for 2011 included stock-based compensation expense of $19.1 million, restructuring charges of $0.7 million, non-cash impairment loss on a private equity investment of $0.5 million, acquisition-related costs of $0.9 million and the operating results of Syncova and Black Diamond, subsequent to their acquisition in the first and second quarters of 2011, respectively.

(6)
On December 13, 2010, the Company announced that our Board of Directors declared a two-for-one stock split effected in the form of a 100% stock dividend that was distributed on January 18, 2011. Our per-share information has been retroactively adjusted to reflect the two-for-one stock split.

(7)
Our results of operations for 2010 included stock-based compensation expense of $18.4 million, restructuring charges of $0.8 million, and the operating results of Goya AS, subsequent to their acquisition in the first quarter of 2010.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included under Item 8 of this Annual Report on Form 10-K. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended, including, but not limited to statements referencing our expectations relating to future revenues, expenses and operating margins. Forward-looking statements can be identified by the use of terminology such as "may," "will," "could," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue," "intends" or other similar terms and the negative of such terms regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include, among others, statements referencing our expectations relating to our pending acquisition by SS&C, future revenues, expenses and operating margins, product releases, the future of the investment management market and opportunities for us related thereto, future expansion, acquisition, divestment of or investment in other businesses, projections of revenues, future cost and expense levels, expected timing and amount of amortization expenses related to past acquisitions, future effective tax rates, future exchange rates, the adequacy of resources to meet future cash requirements, renewal rates, expected cash flow, capital expenditures, future financing activities, future dividends, estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, future client wins, future hiring and future product introductions and acceptance. Such forward-looking statements are based on our current plans and expectations and involve known and unknown risks and uncertainties which may cause our actual results or performance to be materially different from any results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to the "Risk Factors" set forth in "Item 1A. Risk Factors" in this Form 10-K, as well as other risks identified from time to time in other U.S. Securities and Exchange Commission ("SEC") reports. You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results, levels of activity or performance and represent our expectations only as of the date they are made.

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

Recent Developments

        On February 2, 2015, we entered into a definitive agreement under which SS&C will acquire all of our common stock, through a merger, for $44.25 per share in cash and we will become a wholly owned subsidiary of SS&C. The completion of the acquisition is subject to customary conditions, including without limitation, (i) the approval of the acquisition by Advent's stockholders; and (ii) expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The definitive agreement provides that under specified circumstances, including our acceptance of a superior acquisition proposal, we may be required to pay SS&C a termination fee of $80.0 million. We may also be required to reimburse SS&C for up to $12.5 million of its out-of-pocket expenses in connection with the transaction under certain circumstances.

Operating Overview

        Operating highlights of 2014 include:

  •
  Annualized recurring run rate growth.  Annualized recurring run rate was $383.4 million as of December 31, 2014, an increase of 7% over the prior year.

  •
  New and incremental bookings.  The term license, Advent OnDemand and Black Diamond contracts signed in 2014 will contribute approximately $30.1 million in annual revenue ("annual contract value" or "ACV") once they are fully implemented.

  •
  Continued strong renewal rates.  Renewal rates are based on cash collections and therefore reported one quarter in arrears. Our initially disclosed renewal rates for the first three quarters of 2014 ranged from 93% to 95%.

  •
  Professional services profitability.  Gross margin for non-recurring revenues improved to 4% in 2014 from (21)% in 2013 due to higher billable utilization of our professional services consultants.

  •
  Operating cash flows.  Cash flows from operations were $115.2 million which represents an increase of 17% compared with $98.6 million last year.

  •
  Advent Direct solution release.  In 2014, we introduced Advent Direct Investor Management, the first solution to be released to selected clients on the Advent Direct cloud platform.

  •
  Secondary security offering.   During 2014, 3.75 million shares of our common stock were sold through a secondary offering by a selling stockholder.

Financial Overview

        Financial highlights of 2014 and 2013, and associated dollar and percentage/margin changes were as follows (in thousands, except per share amounts, percentages and margin changes):

	Fiscal Years
			Percentage / Margin Change
	2014	2013
Net revenues	$396,820	$382,959	4%
Gross margin	$279,299	$263,238	6%
Gross margin percentage	70.4%	68.7%	1.7%
Operating income	$83,742	$46,132	82%
Operating margin percentage	21.1%	12.0%	9.1%
Net income from continuing operations	$50,263	$28,752	75%
Net income from continuing operations per diluted share	$0.94	$0.54	74%
Operating cash flows	$115,158	$98,564	17%

        Gross margin grew faster than revenues primarily due to improvement in our professional services practice from higher billable utilization. Net income grew faster than gross margin due to improved operating leverage in our business and the lack of recapitalization transaction costs during 2014.

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

        The term license component of the deferred revenue balance related to implementations in process will increase or decrease in the future depending on the amount of new term license bookings relative to the number of implementations that reach completion in a particular quarter. During 2014 and 2013, changes in the net term license implementation component of deferred revenues increased (decreased) the Company's revenues, costs and operating income as follows (in thousands):

	Fiscal Years
	2014	2013	Change
Term license revenues	$(2,328)	$(1,692)	$(636)
Professional services and other	959	(2,190)	3,149

Total net revenues	$(1,369)	$(3,882)	$2,513
Professional services costs	$995	$(1,082)	$2,077
Sales commissions costs	(137)	(55)	(82)

Total net costs	$858	$(1,137)	$1,995

Operating income	$(2,227)	$(2,745)	$518

        As of December 31, 2014 and 2013, deferred revenue and directly-related expenses balances associated with our term licensing deferral were as follows (in thousands):

	December 31
	2014	2013
Deferred revenues
Short-term	$35,739	$33,505
Long-term	5,893	6,758

Total	$41,632	$40,263

Directly-related expenses
Short-term	$10,894	$11,055
Long-term	3,770	4,467

Total	$14,664	$15,522

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

Bookings

        The following table summarizes the Company's quarterly term license, Black Diamond and Advent OnDemand bookings (operational information) signed during the period and the associated average term (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2014
Annual contract value(1)	$5,125	$7,666	$7,192	$10,096	$30,079
Average term(2)	2.5	2.5	2.5	2.9	2.6
2013
Annual contract value(1)	$8,664	$6,659	$7,103	$8,762	$31,188
Average term(2)	3.4	2.8	2.6	3.0	3.0
2012
Annual contract value(1)	$7,406	$7,185	$7,122	$11,131	$32,844
Average term(2)	3.3	2.6	2.9	2.9	2.9

(1)
Annual contract value represents the annual contribution to revenue, once they are fully implemented, from term license, Black Diamond and Advent OnDemand contracts signed.

(2)
Average term is weighted by contract value for all new term licenses, Black Diamond and Advent OnDemand contracts signed in the period.

        Annual contract value has decreased annually from 2012 to 2014 primarily due to consolidation and outsourcing trends in the investment management industry, slowdown of Axys migrations as customers waited for the broader introduction of Advent Direct, and lower client migrations from Axys to APX and Black Diamond.

Renewal Rates

        Our renewal rates are based on cash collections and are disclosed one quarter in arrears. We disclose our renewal rates one quarter in arrears in order to include substantially all payments received against the invoices for that quarter. We also update our renewal rates from the initially disclosed rates to include all cash collections subsequent to the initial disclosure. We experience seasonality in our bookings and renewals. We believe that this seasonality results from customer budgeting cycles and expect it will continue in the future. As a result, the fourth quarter of the year typically has more bookings and renewal activity, followed by lower activity in the first quarter of the following year. The following table summarizes our initial and updated renewal rates (operational metric) since 2012:

Renewal Rates	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Based on cash collections relative to prior year collections
2014
Initially disclosed renewal rate(1)	94%	95%	93%	(2)
Updated disclosed renewal rate(3)	99%	97%	n/a	n/a
2013
Initially disclosed renewal rate(1)	94%	92%	97%	95%
Updated disclosed renewal rate(3)	99%	95%	100%	101%
2012
Initially disclosed renewal rate(1)	91%	87%	94%	91%
Updated disclosed renewal rate(3)	96%	92%	98%	96%

(1)
"Initially Disclosed Renewal Rate" is based on cash collections and reported one quarter in arrears

(2)
The initially disclosed renewal rate for the fourth quarter of 2014 is not currently available as it is disclosed one quarter in arrears in order to include substantially all payments against invoices for this quarter

(3)
"Updated Disclosed Renewal Rate" reflects initially disclosed rate updated for subsequent cash collections and reported two quarters in arrears

        Initially disclosed renewal rates have remained consistently in the 90% range historically except for the second quarter of 2012 which was negatively impacted by 3 points due to three EMEA customers ceasing business, deactivating or reducing use of our products. Updated renewal rates have historically been in the 90% range.

Annualized Recurring Run Rate

        Currently, we offer our suite of products to our customers on premise and in the cloud on an Advent-hosted or third party-hosted basis. Advent OnDemand and Black Diamond are delivered in the cloud as our current SaaS product offerings. In addition, we made certain products from our new cloud platform, Advent Direct, available during 2014, and we expect to make more Advent Direct products broadly available to selected clients. We plan to continue to expand our current and future SaaS product offerings, including availability on mobile devices, and we believe that over time our SaaS-based product offerings will comprise an increasing share of our total recurring revenues as more customers adopt SaaS as their preferred solution.

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

        The following table summarizes the Company's annualized recurring run rate as of the dates presented (in millions):

	March 31	June 30	September 30	December 31
2014
Annualized recurring run rate	$375.8	$366.1	$375.5	$383.4
Increase over prior year	6%	3%	6%	7%
2013
Annualized recurring run rate	$352.9	$356.6	$353.9	$359.2
Increase over prior year	9%	11%	4%	5%
2012
Annualized recurring run rate	$324.0	$322.2	$341.8	$341.7

Non-GAAP Net Income and Non-GAAP Net Income Per Share

        Non-GAAP net income is calculated by adjusting GAAP net income for the provision for income taxes, stock-based compensation expense, amortization of acquired intangibles, restructuring charges, recapitalization costs and other non-recurring items. Non-GAAP net income per share is calculated by dividing non-GAAP net income by the weighted average number of diluted shares outstanding for the period. Non-GAAP net income and non-GAAP net income per share, and reconciliation to its most directly comparable GAAP financial measures, for fiscal 2014, 2013 and 2012 were as follows (in thousands, except per share amounts):

	Fiscal Years
	2014		2013		2012
GAAP net income / net income per share from continuing operations	$50,263	$0.94	$28,752	$0.54	$30,231	$0.58
Amortization of acquired intangibles	8,033	0.15	10,616	0.20	11,424	0.22
Stock-based compensation	29,371	0.55	48,179	0.90	20,801	0.40
Restructuring charges	4,628	0.09	3,770	0.07	3,634	0.07
Recapitalization costs	—	—	6,692	0.13	—	—
Transaction related fees	—	—	565	0.01	—	—
Income tax adjustment(1)	(15,067)	(0.29)	(27,892)	(0.52)	(11,868)	(0.23)

Non-GAAP net income / net income per share	$77,228	$1.44	$70,682	$1.32	$54,222	$1.03

GAAP and Non-GAAP diluted weighted average shares	53,608		53,378		52,425

(1)
The estimated non-GAAP effective tax rate was 35% and has been used to adjust the provision for income taxes for non-GAAP purposes.

        The growth in non-GAAP net income and net income per share since 2012 reflects improved operating leverage in our business, as we have grown revenues at a faster pace than our variable costs, and the benefits from our recent re-organization plans implemented during the past several years.

Free Cash Flow

        Free cash flow is defined as cash flow from operations less cash used for purchases of property and equipment, and capitalized software development costs. Free cash flow, and a reconciliation to its most directly comparable GAAP measure of operating cash flow, for fiscal 2014, 2013 and 2012 was as follows (in thousands):

	Fiscal Years
	2014	2013	2012
Cash provided by operating activities	$115,158	$98,564	$86,620
Purchases of property and equipment	(8,973)	(5,616)	(6,369)
Capitalized software development costs	(1,873)	(1,995)	(2,137)

Free cash flow	$104,312	$90,953	$78,114

        The increase in free cash flow during 2014 reflects an improvement in operating cash flow from an improvement in operating margin and an increase in deferred income taxes, partially offset by capital expenditures associated with Advent Direct and the further build-out of our Beijing and Jacksonville offices, and a decrease in accrued liabilities. Growth in 2013 primarily reflects operating cash flow growth from strong accounts receivable collections, and less capital expenditure activity. We built-out our new office facilities in Jacksonville, Florida in 2012, which increased purchases of property and equipment in 2012.

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

        Revenue recognition and deferred revenues.    We recognize revenue from term license, maintenance and other recurring revenues; perpetual license fees, professional services and other revenues. We offer a wide variety of products and services to a large number of financially sophisticated customers. While many of our license transactions, maintenance contracts, subscription-based transactions and professional services projects conform to a standard structure, many of our larger transactions are complex and may require significant review and judgment in our application of generally accepted accounting principles.

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

  Assets Under Administration Revenues

  Certain of our perpetual and term license contracts include asset-based fee structures that provide additional revenues based on the assets that the client administers using the Company's software, referred to as assets under administration or ("AUA"). Contracts containing an AUA fee structure have a defined measurement period (quarterly or annually) which requires the client to self-report actual AUA in arrears of the specified period. The Company recognizes term AUA contract minimum fees over the period of service. AUA fees above the stated minimum fee for the same period are considered incremental fees. Because incremental fees are neither determinable nor due and payable until the conclusion of the measurement period and reported, they are both earned and recognized upon completion of the measurement period and receipt of the report, on a quarterly or annual basis. Incremental fees from both term AUA and perpetual AUA contracts are included in "Recurring revenues" in our consolidated statements of operations.

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

  •
  Other Recurring Revenues

  Other recurring revenues include revenues from our Software-as-a-Service ("SaaS") services, data services and other recurring revenue transactions. Our SaaS services include Advent OnDemand, Advent OnDemand with Data Management, and Black Diamond. Advent OnDemand is the hosting and SaaS delivery of our suite of investment management solutions. We recognize revenue ratably over the period of service which is generally one year. Advent OnDemand with Data Management services include access to our software on a SaaS basis as well as full account aggregation, daily portfolio reconciliation, corporate actions processing and reference data management. We price this comprehensive service offering based on the number of accounts managed for each customer. We measure the number of accounts quarterly in arrears and we recognize revenue for these services as they are performed. Black Diamond offers a platform that provides outsourced daily reconciliation and data management services as well as portfolio management and reporting delivered through an online web-based application. We price Black Diamond services based on the number of customers' accounts and the daily average of the assets under management ("AUM") within those accounts. We measure the number of accounts and AUM within customer accounts monthly in arrears and we recognize revenues for these services as they are performed.

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

        Stock-based compensation.    We currently use the Black-Scholes option pricing model to determine the fair value of stock options, stock appreciation rights ("SARs") and employee stock purchase plan ("ESPP") shares. The fair value of our restricted stock units is calculated based on the fair market value of our stock on the date of grant. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee exercise behavior, the risk-free interest rate and expected dividends.

        We estimate the volatility of our common stock based on an equally weighted average of historical and implied volatility of the Company's common stock as we believe this blended calculation of volatility is the most appropriate indicator of expected volatility and best reflects expected market conditions. We estimate the expected life of options and SARs granted based on historical experience of similar awards, giving consideration to the contractual terms or offering periods of the stock-based awards, vesting schedules and expectations of future employee behavior. We base the risk-free interest rate on the U.S. Treasury yield curve in effect at the date of grant for periods corresponding with the expected life of the options, SARs and ESPP shares. The expected dividend yield for each grant was determined by annualizing the most recent dividend declared and dividing the result by the Company's closing stock price on the date of grant. The dividend yield assumption for grants prior to April 28, 2014 was 0% based on the Company's history of not paying regular dividends and the future expectation of no recurring dividend payouts at the time of grant.

        These variables are sensitive and change often. As a result, the financial impact from fair valuing shares granted can vary significantly from one period to the next. The following table reflects the change in the fair value of a hypothetical option or SAR as a result of a hypothetical change in one of the underlying assumptions:

Assumption	Base Case	Assumption Change	Value Change	Assumption Change	Value Change
Grant and stock price	$32.00	+$1	$0.26	–$1	$(0.26)
Risk-free interest rate	1%	+0.5%	$0.22	–0.5%	$(0.22)
Volatility	35%	+5%	$1.14	–5%	$(1.16)
Expected life (years)	4	+1 year	$0.85	–1 year	$(1.02)
Expected dividend yield	1%	+1%	$(0.75)	–1%	$0.81
Base Option Value	$8.41

        SARs and stock option awards granted to employees cliff vest 25% after one year and monthly thereafter over the next 36 months. Our restricted stock unit ("RSU") awards generally cliff vest 50% on the second anniversary and 50% on the fourth anniversary of the date of grant. ASC 718, "Compensation—Stock Compensation", requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on our annual forfeiture rate, which is based on our historical forfeiture experience over the last ten years. Adjustments for actual forfeitures are recorded on the date of forfeiture.

        Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. A decrease in our annual forfeiture rate assumption would increase stock-based compensation expense. The estimated impact of a hypothetical 500 basis point decrease in the annual forfeiture rate on stock-based compensation expense for 2014 and unamortized stock-based compensation expense at December 31, 2014 would have been increases of approximately $0.6 million and $3.9 million, respectively.

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

        Refer to Note 6 "Goodwill" to our consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K, for information about our annual goodwill testing.

        Impairment of long-lived assets.    We review our long-lived assets including property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Determining whether an impairment trigger has occurred is subjective and requires judgment. Our recoverability test compares the assets' carrying amount to their expected future undiscounted net cash flows. We estimate future revenue and expense amounts over the asset's useful life to calculate future cash flows. We believe our forecast revenue and expense amounts are reasonable but forecasts are inherently uncertain and unpredictable.

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

        Our ability to estimate returns is based on our long history of experience with relatively homogenous transactions and the fact that the return period is short. The estimates for returns are adjusted periodically based upon changes in historical rates of returns and other related factors. We had allowances for sales returns for these situations based on our historical experience of $2.1 million, $2.7 million and $3.0 million as of December 31, 2014, 2013 and 2012, respectively.

        We use our judgment in estimating our allowance for doubtful accounts. In order to estimate our allowance for doubtful accounts, we analyze specific accounts receivables, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. We had allowances for doubtful accounts of $36,000, $0.2 million and $0.1 million as of December 31, 2014, 2013 and 2012.

Results of Operations for Fiscal Years 2014, 2013 and 2012

        The following table summarizes, for the periods indicated, certain items in the consolidated statements of operations as a percentage of net revenues. The financial information and the ensuing discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

	Fiscal Years
	2014	2013	2012
Net revenues:
Recurring revenues	92%	91%	90%
Non-recurring revenues	8	9	10

Total net revenues	100	100	100
Cost of revenues:
Recurring revenues	20	18	19
Non-recurring revenues	8	10	12
Amortization of developed technology	2	2	3

Total cost of revenues	30	31	34

Gross margin	70	69	66
Operating expenses:
Sales and marketing	19	21	21
Product development	18	18	19
General and administrative	11	14	11
Amortization of other intangibles	1	1	1
Recapitalization costs	*	2	*
Restructuring charges	1	1	1

Total operating expenses	49	57	52

Income from continuing operations	21	12	14
Interest expense	(2)	(2)	(1)
Interest income and other expense, net	*	*	*

Income from continuing operations before income taxes	19	10	13
Provision for income taxes	7	3	5

Net income from continuing operations	13	8	8
Discontinued operation:
Net (loss) income from discontinued operation	*	*	*

Net income	13%	8%	8%

Percentages are based on actual values. Totals may not sum due to rounding.

*
Less than 1%

NET REVENUES

	Fiscal Years
	2014	2013	2012
	(in thousands, except percentages)
Total net revenues	$396,820	$382,959	$358,819
Change over prior year	$13,861	$24,140
Percent change over prior year	4%	7%

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

        Revenues from recurring and non-recurring sources, as a percentage of total net revenues for the periods presented, were as follows:

As a percentage of net revenues	2014	2013	2012
Revenues from recurring sources	92%	91%	90%
Revenues from non-recurring sources	8%	9%	10%

        Revenues derived from sales outside the U.S. were 19%, 18% and 17% of total net revenues in 2014, 2013 and 2012, respectively. The increase during 2014 primarily reflects higher average billings to customers outside the U.S. Except for the U.S., the revenues from customers in any single country did not exceed 10% of total net revenues.

Recurring Revenues

	Fiscal Years
	2014	2013	2012
	(in thousands, except percentages)
Term license revenues	$194,169	$180,479	$159,940
Perpetual maintenance revenues	64,100	65,412	67,063
Other recurring revenues	107,021	103,990	97,624

Total recurring revenues	$365,290	$349,881	$324,627
Percent of total net revenues	92%	91%	90%
Change over prior year	$15,409	$25,254
Percent change over prior year	4%	8%

        Revenues from term licenses, which include both the software license and maintenance services for term licenses, increased $13.7 million, or 8%, in 2014, and $20.5 million, or 13%, in 2013. This growth of term license revenues reflects strong renewals, the continued layering of incremental annual contract value ("ACV") of term licenses sold in previous periods into our term revenue and the continued market acceptance of our products. Our bookings in 2014, 2013 and 2012 will contribute approximately

$30.1 million, $31.2 million and $32.8 million, respectively, in annual revenue once they are fully implemented. Additionally, adding to the increase in term license revenues was an increase in incremental AUA fees for term licenses of $1.4 million in 2014.

        For our term licenses, we defer all revenue on new bookings until our implementation services are complete. The change in our term license implementation deferral increased/(decreased) term license revenues as follows (in thousands):

	Fiscal Years
	2014	2013	2012
Term license revenues	$(2,328)	$(1,692)	$1,060
Change over prior year	$(636)	$(2,752)

        The net deferral of term license revenues for 2014 and 2013 was primarily due to the dollar value associated with projects that commenced the implementation phase exceeded the dollar value of projects that completed the implementation phase. This contributed to decreases in term license revenues of $0.6 million and $2.7 million in 2014 and 2013, respectively.

        Generally, we sell very few perpetual licenses to new customers. Maintenance revenues from perpetual licenses decreased by $1.3 million and $1.7 million during 2014 and 2013, respectively. These decreases were due to maintenance de-activations from customer attrition, maintenance level downgrades, reductions in products licensed or number of users by clients, perpetual license customers migrating to term licenses, and a decrease in new perpetual license customers, partially offset by the impact of price increases. We expect the downward trend in maintenance revenues from perpetual licenses to continue as we continue sell principally term licenses.

        Other recurring revenues, which primarily include revenues from incremental assets under administration ("AUA") fees from perpetual licenses, data services, outsourced services, Advent OnDemand, web-based services and Black Diamond, increased $3.0 million and $6.4 million during 2014 and 2013, respectively. These increases were primarily due to growth in revenues from our Black Diamond product, which was acquired in June 2011, of $7.1 million in 2014 and $6.2 million in 2013; and to a lesser extent, growth in revenues from data services, outsourced services, and web-based services.

Non-Recurring Revenues

	Fiscal Years
	2014	2013	2012
	(in thousands, except percentages)
Professional services and other revenues	$29,623	$30,866	$31,280
Perpetual license fees	1,907	2,212	2,912

Total non-recurring revenues	$31,530	$33,078	$34,192
Percent of total net revenues	8%	9%	10%
Change over prior year	$(1,548)	$(1,114)
Percent change over prior year	(5)%	(3)%

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

        Professional services and other revenues changed due to the following (in thousands):

	Change From 2013 to 2014	Change From 2012 to 2013
Decreased consulting services	$(991)	$(5,121)
Increased (decreased) revenue related to term license implementation deferral	3,149	(2,141)
(Decreased) increased data conversion	(842)	3,522
(Decreased) increased training	(854)	2,085
(Decreased) increased project management	(884)	1,050
(Decreased) increased custom report services	(729)	967
Other items	(92)	(776)

Total change	$(1,243)	$(414)

        The decrease in professional services and other revenues during 2014 was primarily due to decreased demand from new client implementations during 2014. These decreases in 2014 were partially offset by the release of deferred professional services revenues (and associated costs) as more projects were completed in 2014 compared to 2013.

        On January 1, 2013, we began reporting professional service revenues on a more granular level. As a result, professional services revenue, which was previously classified as consulting services in 2012, has been subsequently classified as data conversion, training and customer reports revenue which is reflected in the decrease in consulting services revenues and the increases in data conversion training and custom report services revenues in 2013 compared to 2012. The overall decrease in professional services and other revenues in 2013 primarily reflected a reduction in professional services activity as well as a reduction in the use of third party vendors.

        The term license implementation deferral increased and decreased professional services and other revenues for the following periods presented as follows (in thousands):

	Fiscal Years
	2014	2013	2012
Professional services and other	$959	$(2,190)	$(49)
Change over prior year	$3,149	$(2,141)

        During 2014, the term license deferral increased professional services and other revenue by $3.1 million compared to the prior year due to a term license implementation revenue release of $1.0 million (relatively more projects completed than were in the implementation stage) during 2014 versus a revenue deferral of $2.2 million (relatively more projects were in the implementation stage than completed) in 2013. The net deferral of $2.2 million during 2013 was primarily due to relatively more projects in the implementation phase as a result of strong bookings in the latter half of 2012 and first half of 2013.

        In 2014 and 2013, total perpetual license fees decreased $0.3 million and $0.7 million, respectively, primarily due to a decrease in sales of perpetual seat licenses and modules to our existing perpetual client base.

COST OF REVENUES

	Fiscal Years
	2014	Change	2013	Change	2012
	(in thousands, except percentages)
Stock-based compensation expense	$4,585	$(2,159)	$6,744	$3,103	$3,641
All other cost of revenues	$112,936	$(41)	$112,977	$(6,098)	$119,075
Percent of total net revenues	28%		30%		33%
Total cost of revenues	$117,521	$(2,200)	$119,721	$(2,995)	$122,716
Percent of total net revenues	30%		31%		34%

        Cost of revenues is made up of three components: cost of recurring revenues, cost of non-recurring revenues and amortization of developed technology.

        The decrease in total cost of revenues in 2014 was primarily due to lower stock-based compensation expense. The decrease in total cost of revenues in 2013 was primarily due to lower costs as a result of the re-organization plan that was approved in October 2012, partially offset by stock-based compensation expense associated with the equity award modification in 2013.

        Gross margin improved to 70% in 2014 from 69% in 2013 due to higher billable utilization of professional services consultants, improved efficiency in our global support organization and less amortization expense as certain technology-related intangibles became fully amortized. The impact of these factors were partially offset by investments to support our recurring revenues. Gross margin improved to 69% in 2013 from 66% in 2012 as we expanded both our recurring and non-recurring revenue gross margins from our improved efficiency in our global support organization and higher billable utilization of professional services consultants. Gross margin for 2013 also included the impact of increased stock-based compensation expense associated with the equity award modification in 2013.

Cost of Recurring Revenues

	Fiscal Years
	2014	Change	2013	Change	2012
	(in thousands, except percentages)
Stock-based compensation expense	$3,250	$(241)	$3,491	$1,086	$2,405
All other cost of recurring revenues	$77,119	$10,020	$67,099	$551	$66,548
Percent of total recurring revenues	21%		19%		20%
Total cost of recurring revenues	$80,369	$9,779	$70,590	$1,637	$68,953
Percent of total recurring revenues	22%		20%		21%

        Cost of recurring revenues consists of the direct costs related to providing and supporting our outsourced services, providing technical support services under maintenance and term license agreements and other services for recurring revenues, and royalties paid to third party vendors. Gross margins for recurring revenues were 78%, 80% and 79% during 2014, 2013 and 2012, respectively.

        Cost of recurring revenues changed due to the following (in thousands):

	Change From 2013 to 2014	Change From 2012 to 2013
Increased outside services	$4,535	$1,147
Increased (decreased) payroll and related	2,998	(1,230)
Increased allocation-in of facility and infrastructure expenses	1,445	1,446
Increased (decreased) travel and entertainment	649	(773)
Increased (decreased) depreciation	276	(430)
(Decreased) increased stock-based compensation	(241)	1,086
Other items	117	391

Total change	$9,779	$1,637

        The increase in cost of recurring revenues in 2014 was primarily due to increased outside services resulting from IT infrastructure services and client support services. The increase in outside services costs reflects increased utilization of third-party contractors related to our new cloud platform, Advent Direct. Additionally, increases in payroll and related costs due to increased headcount, allocation-in of facility and infrastructure expenses, travel and entertainment and depreciation related to capitalized internal-use software costs contributed to the overall increase in 2014, which was partially offset by decreased stock-based compensation expense. Headcount in our client support group increased to 363 at December 31, 2014 from 341 at December 31, 2013.

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

Cost of Non-Recurring Revenues

	Fiscal Years
	2014	Change	2013	Change	2012
	(in thousands, except percentages)
Stock-based compensation expense	$1,335	$(1,918)	$3,253	$2,017	$1,236
All other cost of non-recurring revenues	$29,045	$(7,746)	$36,791	$(5,478)	$42,269
Percent of total non-recurring revenues	92%		111%		124%
Total cost of non-recurring revenues	$30,380	$(9,664)	$40,044	$(3,461)	$43,505
Percent of total non-recurring revenues	96%		121%		127%

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

        Cost of non-recurring revenues changed due to the following (in thousands):

	Change From 2013 to 2014	Change From 2012 to 2013
Decreased payroll and related	$(3,981)	$(2,393)
Decreased outside services and contractors	(3,820)	(1,548)
(Decreased) increased stock-based compensation	(1,918)	2,017
(Decreased) increased allocation-in of facility and infrastructure expenses	(1,346)	126
Decreased travel and entertainment	(429)	(1,248)
(Decreased) increased marketing	(246)	370
Increased (decreased) cost related to term license implementations deferral	2,077	(256)
Other items	(1)	(529)

Total change	$(9,664)	$(3,461)

        The decrease in 2014 is primarily due to decreased payroll and related (primarily lower salary and bonus expense), lower stock-based compensation expense from less headcount, and decreased outside contractor costs as the Company has focused on reducing costs and improving margins for the professional services practice. Headcount in professional services decreased to 93 at December 31, 2014 compared to 117 at December 31, 2013. Additionally, there was a decrease in allocation-in of facility and infrastructure expenses as headcount decreased relative to other departments within the Company. These decreases in 2014 were partially offset by the release of deferred professional services costs (and associated revenue) as more projects were completed in 2014 compared to 2013.

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

        The term license deferral increased/(decreased) professional services costs for the following periods presented as follows (in thousands):

	Fiscal Years
	2014	2013	2012
Professional services costs	$995	$(1,082)	$(826)
Change over prior year	$2,077	$(256)

        In 2014, fewer projects were ongoing compared to 2013, resulting in a net term license implementation release associated with in-process term license implementations. In 2013, relatively more projects were ongoing as compared to 2012, resulting in the increase in net term license implementation deferral associated with in-process term license implementations.

        Gross margins for non-recurring revenues were 4%, (21)% and (27)% during 2014, 2013 and 2012, respectively. The improvement in gross margin during 2014 and 2013 was primarily due to higher billable utilization of professional services consultants. The improvement in 2013 was also due to higher billable utilization but was partially offset by incremental stock-based compensation expense associated with our modification of outstanding equity awards in 2013.

Amortization of Developed Technology

	Fiscal Years
	2014	2013	2012
	(in thousands, except percentages)
Amortization of developed technology	$6,772	$9,087	$10,258
Percent of total net revenues	2%	2%	3%
Change over prior year	$(2,315)	$(1,171)
Percent change over prior year	(25)%	(11)%

        Amortization of developed technology represents amortization of acquisition-related intangibles and amortization of capitalized software development costs. The decrease in 2014 and 2013 was primarily due to decreased amortization from certain developed technology assets that fully amortized during these years including those associated with Tamale Software, Inc. (acquired in 2008) and Syncova Solutions Ltd. (acquired in 2011), partially offset by additional amortization from software development costs capitalized during 2014 and 2013.

OPERATING EXPENSES

Sales and Marketing

	Fiscal Years
	2014	Change	2013	Change	2012
	(in thousands, except percentages)
Stock-based compensation expense	$10,026	$(3,239)	$13,265	$6,100	$7,165
All other sales and marketing	$64,970	$(830)	$65,800	$(1,723)	$67,523
Percent of total net revenues	16%		17%		19%
Sales and marketing	$74,996	$(4,069)	$79,065	$4,377	$74,688
Percent of total net revenues	19%		21%		21%

        Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars.

        Sales and marketing expense changed due to the following (in thousands):

	Change From 2013 to 2014	Change From 2012 to 2013
(Decreased) increased stock-based compensation	$(3,239)	$6,100
Decreased payroll and related	(952)	(3,048)
(Decreased) increased computers and telecom	(532)	17
(Decreased) increased marketing	(237)	555
Increased allocation-in of facility and infrastructure expenses	451	342
Increased travel and entertainment	181	341
Other items	259	70

Total change	$(4,069)	$4,377

        The decrease in sales and marketing expenses of $4.1 million in 2014 was primarily due to less stock-based compensation expense related to the equity award modification that took place in 2013, lower payroll and related expenses due to less commission and payroll tax costs associated with decreased headcount to 178 at December 31, 2014 from 187 at December 31, 2013 and lower computer and telecom expense. These decreases were partially offset by increased allocation-in of facility and infrastructure expenses.

        The increase in total sales and marketing expenses in absolute dollars in 2013 was primarily due to the increase in stock-based compensation expense associated with the equity award modification and, to a lesser extent, higher marketing expenses as a result of our rebranding in 2013. These increases were partially offset by lower payroll and related expenses resulting from reduced headcount due to the re-organization plan that was approved in 2012. Headcount decreased to 187 at December 31, 2013 from 211 at December 31, 2012.

Product Development

	Fiscal Years
	2014	Change	2013	Change	2012
	(in thousands, except percentages)
Stock-based compensation expense	$7,735	$(1,128)	$8,863	$3,042	$5,821
All other product development	$61,797	$942	$60,855	$(338)	$61,193
Percent of total net revenues	16%		16%		17%
Product development	$69,532	$(186)	$69,718	$2,704	$67,014
Percent of total net revenues	18%		18%		19%

        Product development expenses consist primarily of salary and benefits for our development staff as well as contractors' fees and other costs associated with the enhancements of existing products and services and development of new products and services.

        We invested 18%, 18% and 19% of our revenues in product development during 2014, 2013 and 2012, respectively. Product development expenses changed due to the following (in thousands):

	Change From 2013 to 2014	Change From 2012 to 2013
Increased capitalization of internal use software	$(3,717)	$(1,461)
(Decreased) increased stock-based compensation	(1,128)	3,042
(Decreased) increased computers and telecom	(374)	25
Increased outside services and contractors	2,866	1,195
Increased (decreased) travel and entertainment	891	(184)
Increased allocation-in of facility and infrastructure expenses	689	865
Increased (decreased) payroll and related	571	(1,231)
Other items	16	453

Total change	$(186)	$2,704

        The decrease in product development expenses in 2014 compared to 2013 was primarily due to increased capitalization of internal-use software costs related to our cloud platform (Advent Direct), and less stock-based compensation expense related to the equity award modification that took place in 2013. These decreases were partially offset by increased costs from higher utilization of third-party contractors on product development activities primarily related to Advent Direct, higher travel and entertainment costs related to our EMEA user conference and offsites, and increased allocation-in of facility and infrastructure expenses.

        The increase in total product development expenses in 2013 compared to 2012 was primarily due to an increase in stock-based compensation costs associated with our equity award modification in 2013 and an increase in outside services and contractor costs. Additionally, we allocate facility and infrastructure expenses based on headcount and, in 2013 we allocated more of these costs to our product development department as relative headcount in other departments decreased more than product development headcount decreased. These increases were partially offset by an increase in capitalized costs associated with the timing of our product releases resulting in more costs being capitalized during fiscal 2013 and decrease in payroll and related costs due to less headcount from the October 2012 re-organization plan.

General and Administrative

	Fiscal Years
	2014	Change	2013	Change	2012
	(in thousands, except percentages)
Stock-based compensation expense	$7,025	$(12,282)	$19,307	$15,133	$4,174
All other general and administrative expense	$35,985	$555	$35,430	$1,841	$33,589
Percent of total net revenues	9%		9%		9%
General and administrative	$43,010	$(11,727)	$54,737	$16,974	$37,763
Percent of total net revenues	11%		14%		11%

        General and administrative expenses consist primarily of personnel costs for information technology, finance, administration, operations and general management, as well as legal and accounting expenses.

        General and administrative expenses changed due to the following (in thousands):

	Change From 2013 to 2014	Change From 2012 to 2013
(Decreased) increased stock-based compensation	$(12,282)	$15,133
(Decreased) increased payroll and related	(1,321)	1,234
Increased allocation-out of facility and infrastructure expenses	(1,213)	(2,798)
(Decreased) increased transaction-related	(565)	565
Increased computers and telecom	2,036	1,448
Increased outside services and contractors	1,704	1,716
Other items	(86)	(324)

Total change	$(11,727)	$16,974

        General and administrative expenses decreased in 2014 compared to 2013 primarily due to less stock-based compensation expense related to the equity award modification that took place in 2013, decreased payroll and related expenses primarily due to more capitalization of internal-use software costs and less bonus expense of $0.8 million, increased allocation-out of facility and infrastructure expenses and no transaction-related costs in 2014. Corporate expenses, such as facility and information costs, are initially recognized in our general and administrative department and then allocated out to other departments based on relative headcount. As our facility costs increased and headcount in our other departments grew at a higher rate than our general and administrative department, we allocated-out more facility and information technology costs to our general and administrative department in 2014. These decreases were partially offset by increased computer and telecom expense for refresh of employee laptops, and increased outside contractor/services expense related to the outsourcing of administrative IT functions.

        The increase in total general and administrative expenses in 2013 compared to 2012 was primarily due to increased stock-based compensation expense resulting from the equity award modification in 2013. As the compensation of our directors and several of our executive management team members are included in general and administrative expenses, approximately 40%, or $19.3 million, of the total $48.2 million of stock compensation expense incurred in 2013 was included in general and administrative. The increase was also due to an increase in computers and telecom in 2013 due to more maintenance contracts and costs, increased payroll and related expenses resulting from higher bonuses, increased outside services and contractor costs and to a lesser extent, increased transaction related fees of $0.6 million associated with the secondary offering of our common stock by a selling shareholder in 2013. These increases were partially offset by an increase in the allocation-out of corporate expenses to other departments.

Amortization of Other Intangibles

	Fiscal Years
	2014	2013	2012
	(in thousands, except percentages)
Amortization of other intangibles	$3,391	$3,775	$3,825
Percent of total net revenues	1%	1%	1%
Change over prior year	$(384)	$(50)
Percent change over prior year	(10)%	(1)%

        Other intangibles represent amortization of acquired intangible assets (non-technology). The decreases in 2014 and 2013 was primarily due to decreased amortization from certain intangible assets that fully amortized during these years including those associated with Tamale Software, Inc. (acquired in 2008), Black Diamond Performance Reporting LLC (acquired in 2011) and Syncova Solutions Ltd. (acquired in 2011).

Recapitalization costs

	Fiscal Years
	2014	2013	2012
	(in thousands, except percentages)
Recapitalization costs	$—	$6,041	$—
Percent of total net revenues	0%	2%	0%
Change over prior year	$(6,041)	$6,041

        During 2013, in conjunction with the dividend recapitalization, we incurred a total of $6.0 million in operating expenses related to financial advisory, legal, and valuation fees. No similar charges were incurred in 2014 and 2012.

Restructuring Charges

	Fiscal Years
	2014	2013	2012
	(in thousands, except percentages)
Restructuring charges	$4,628	$3,770	$3,634
Percent of total net revenues	1%	1%	1%
Change over prior year	$858	$136
Percent change over prior year	23%	4%

        During the past several years, we have initiated various restructuring initiatives to reduce costs and improve operating efficiencies by better aligning our resources to near-term revenue opportunities. These initiatives resulted in restructuring charges comprised primarily of costs related to headcount reductions and costs related to properties exited in connection with facilities consolidation and related write-down of leasehold improvements.

        In October 2012, we approved a re-organization plan to align strategy and function, reduce operating costs and improve profitability. As a result, we recorded restructuring charges of $3.6 million in both 2013 and 2012, or $7.2 million in total recognized costs for employee termination benefits associated with this workforce reduction. This restructuring plan was substantially complete as of December 31, 2013.

        In 2014, we approved another re-organization plan to reduce operating costs and improve profitability. In our continuous efforts to expand operating margins, we replaced approximately 32 functional roles with lower cost resources or moved them to lower costs regions, and have vacated approximately 40,000 square feet of office space in high cost areas. As a result, we recorded restructuring charges of $4.6 million in 2014 for employee termination benefits associated with this workforce reduction and exit costs to consolidate facilities in San Francisco and Boston. As a result of these restructuring activities, we expect annual operating expense run rate savings of approximately $5 million which will be used to fund investments in other areas of our business to improve productivity, efficiency and client experience. This restructuring plan was substantially complete as of December 31, 2014.

        For additional analysis of the components of the payments and charges made against the restructuring accrual in fiscal 2014, 2013, and 2012, see Note 8, "Restructuring Charges" to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Interest Expense

	Fiscal Years
	2014	2013	2012
	(in thousands, except percentages)
Interest expense	$(7,320)	$(7,285)	$(1,973)
Percent of total net revenues	(2)%	(2)%	(1)%
Change over prior year	$(35)	$(5,312)
Percent change over prior year	0%	269%

        Interest expense primarily reflects interest accrued on our outstanding long-term debt during the course of the year and varies depending on the timing and amount of borrowings and repayments during the year as well as fluctuations in interest rates.

        In 2014, we incurred $7.3 million of interest expense primarily resulting from an average debt balance of approximately $283 million and a full year of debt issuance cost amortization associated with our credit agreement last amended in June 2013. Interest expense in 2014 was flat compared to prior year which reflected lower interest rates offset by a higher average debt balance during 2014.

        In 2013, we also incurred $7.3 million of interest expense which resulted primarily from an average debt balance of approximately $211 million and fees of $0.7 million associated with the modification of our credit agreement associated with our recapitalization transaction.

        In 2012, we incurred $2.0 million of interest expense as a result of an average debt balance of approximately $52 million.

Interest Income and Other Expense, net

	Fiscal Years
	2014	2013	2012
	(in thousands, except percentages)
Interest income and other expense, net	$359	$72	$353
Percent of total net revenues	0%	0%	0%
Change over prior year	$287	$(281)
Percent change over prior year	399%	(80)%

        Interest income and other expense, net consists of interest income, realized gains and losses on investments, and foreign currency gains and losses.

        Interest income and other expense, net changed due to the following (in thousands):

	Change From 2013 to 2014	Change From 2012 to 2013
Impact of foreign exchange	$520	$(375)
(Decrease) increase in interest income	(267)	95
Various other items	34	(1)

Total change	$287	$(281)

        The change in impact of foreign exchange of $0.5 million in 2014 and $(0.4) million in 2013 was primarily due to net losses and gains, respectively, from the translation of non-U.S. dollar denominated balances to the U.S. dollar.

Provision For Income Taxes

	Fiscal Years
	2014	2013	2012
	(in thousands, except percentages)
Provision for income taxes	$26,518	$10,167	$17,328
Effective tax rate	35%	26%	36%

        The provision for income taxes increased in 2014 primarily due to the increase in income before taxes.

        Our 2014 effective tax rate differs from the statutory rate primarily due to the favorable effects of federal and state research credits and the benefit of the Section 199 Domestic Production Activities Deduction. The increase in effective tax rate in 2014 from 2013 was primarily due to the 2014 book income being far higher than that of 2013, which results in a smaller favorable effective tax rate percentage impact for the tax credits. In addition, the tax benefit of the 2012 and 2013 federal research credits were recognized in the 2013 effective tax rate while the 2014 effective tax rate includes only the 2014 federal research credit.

        We continue to maintain a valuation allowance against deferred tax assets relating to investment reserves and capital losses because the likelihood of their realization is not more likely than not.

Liquidity and Capital Resources

Cash, Cash Equivalents, Marketable Securities and Cash Flows

        The following is a summary of our cash, cash equivalents and marketable securities (in thousands):

	December 31
	2014	2013
Cash and cash equivalents	$28,784	$33,828
Short-term and long-term marketable securities	$9,172	$—

        Cash and cash equivalents and short-term and long-term marketable securities primarily consist of money market mutual funds, U.S. government and U.S. Government Sponsored Entities (GSEs) and high credit quality corporate debt securities. Cash and cash equivalents are comprised of highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase. Our short-term and long-term marketable securities were classified as available-for-sale, with long-term investments having a maturity date greater than one year from the end of the period.

        The table below, for the periods indicated, provides selected consolidated cash flow information (in thousands):

	Fiscal Years
	2014	2013	2012
Net cash provided by operating activities from continuing operations	$115,158	$98,564	$86,620
Net cash (used in) provided by investing activities from continuing operations	$(20,159)	$163,145	$(111,517)
Net cash (used in) provided by financing activities from continuing operations	$(98,984)	$(285,682)	$17,848
Net cash used in operating activities from discontinued operation	$(347)	$(375)	$(561)

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

        Our cash provided by operating activities from continuing operations of $115.2 million during fiscal 2014 was primarily the result of our net income plus non-cash charges including stock-based compensation, depreciation and amortization and deferred income taxes. Cash flows resulting from changes in assets and liabilities include increases in accounts receivable, accounts payable, deferred revenues and income taxes payable; and decreases in prepaid and other assets and accrued liabilities. Stock-based compensation decreased as there was less expense in 2014 related to the equity award modification that occurred in 2013. Depreciation and amortization decreased primarily due to certain acquired intangible assets that fully amortized during 2014 and 2013. Accounts receivable increased as a result of the timing of collections. Days' sales outstanding were 57 days during fiscal 2014 compared to 56 days in 2013. Deferred revenue increased as a result of additional billings associated with recent bookings, customer renewals and the deferral of term license revenue. Accrued liabilities increased primarily due to a quarterly dividend declared of $6.8 million in December 2014 compared to no quarterly dividends declared in 2013. Income taxes payable increased as a result of the timing of tax payments during 2014. Accounts payable increased and prepaid and other assets decreased primarily due to the timing of payments. Additionally, deferred income taxes increased during 2014.

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

  Cash Flows from Investing Activities for Continuing Operations

        Net cash used in investing activities from continuing operations was $20.2 million during 2014. The decrease in investing cash flows of $183.3 million over 2013 primarily reflects net cash inflows of $170.8 million in 2013 due to the net sales and maturities of marketable securities. These proceeds were used to partially finance the Special Dividend which was paid in July 2013. In 2014 there were net cash outflows of $9.1 million due to net purchases of marketable securities.

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

  Cash Flows from Financing Activities for Continuing Operations

        Net cash used in financing activities for continuing operations during 2014 was $99.0 million. The decreased use of financing cash flows of $186.7 million over 2013 primarily reflects net payments on long-term debt of $85.0 million in 2014 compared to net borrowings in 2013 of $210.0 million and less cash used to pay dividends and repurchase shares of our common stock in 2014. Additionally we had no debt issuance costs in 2014 compared to 2013. In 2013, we refinanced our long-term debt and used net proceeds to pay a one-time Special Dividend and repurchased shares of our common stock. In 2014, we used cash generated from operating activities to pay down our long-term debt, repurchase shares of our common stock and to pay quarterly dividend payments to shareholders.

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

Working Capital and Stockholders' Deficit

        As of December 31, 2014, our continuing operations had negative working capital of $(121.4) million, compared to a negative working capital of $(105.5) million at December 31, 2013. The decrease in our working capital of $15.9 million during 2014 was primarily due to the repayment of long-term debt of $85.0 million, repurchase of Advent common stock of $15.1 million, payment of quarterly dividends to common shareholders of $13.4 million, capital expenditures of $10.8 million and purchases of marketable securities of $9.2 million, partially offset by cash generated from operating activities of $115.2 million.

        Our negative working capital at December 31, 2014 includes approximately $197.1 million of short-term deferred revenues, which represent invoiced bookings not yet recognized as revenue. Generally, deferred revenues do not require cash settlement. Instead, these represent revenue to recognize upon fulfillment of an obligation to customers. The cash costs incurred in fulfilling the obligation are a fraction of the amount of deferred revenue and are evidenced by the Company's recurring revenue gross margins of approximately 80% during 2014 and 2013. Additionally we have backlog, revenue from binding contracts not yet invoiced and not in deferred revenue, of $157.4 million at December 31, 2014. As a result, we do not believe that our negative working capital balance reflects an inability to service our obligations over the next 12 months.

        As of December 31, 2014, our cash and cash equivalents totaled $28.8 million. We have additional borrowing capacity under our credit facility, as well as expected future cash flows generated by operating activities, to fund our working capital needs.

        After declaring the Special Dividend of $470.1 million in June 2013, there remains a stockholders' deficit balance of $(64.8) million on our balance sheet as of December 31, 2014, compared to a stockholders' deficit of $(111.8) million at December 31, 2013. Despite the stockholders deficit balance at December 31, 2014, we believe the Company is solvent as our cash balances, cash generated from operations and availability under our debt agreement will be sufficient to satisfy our working capital needs, capital expenditures, and interest and repayment of debt principal for the next 12 to 24 months.

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

        The following is a summary of the Company's outstanding debt balances (in thousands):

	December 31
	2014	2013
Term loan facility	$195,000	$215,000
Revolving credit facility	25,000	90,000

Total	$220,000	$305,000

        We were in compliance with all covenants associated with our Restated Credit Agreement as of December 31, 2014 as follows:

Covenant	Covenant Requirement	Ratio Calculation as of December 31, 2014
Leverage ratio(1)	Maximum 3.75x(2)	1.7x
Interest coverage ratio(3)	Minimum 2.5x	18.1x

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

Common Stock Repurchases

        Refer to Note 14 "Common Stock Repurchase Programs" to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for a discussion of our common stock repurchase programs.

Off-Balance Sheet Arrangements and Contractual Obligations

        The following table summarizes our contractual cash obligations as of December 31, 2014 (in thousands):

	Fiscal Years
	2015	2016	2017	2018	2019	Thereafter	Total
Operating lease obligations, net of sub-lease income*	$10,280	$9,300	$4,291	$3,290	$3,166	$14,322	$44,649
Debt**	20,000	20,000	20,000	160,000	—	—	220,000

Total	$30,280	$29,300	$24,291	$163,290	$3,166	$14,322	$264,649

*
The decrease in our future operating lease obligations starting in 2016 reflects the end of the current lease term for our San Francisco headquarters in October 2016. On January 28, 2015, we extended our San Francisco lease for an additional 10 years, which will result in total operating lease obligations of $71 million over the period from November 1, 2016 through October 31, 2026, which is not reflected in the table above.

**
Excludes interest payments on our variable rate debt as amounts are uncertain. Refer to Note 9 "Debt" to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for information about the terms of our debt.

        As of December 31, 2014, the principal outstanding balance under our Restated Credit Agreement was $220.0 million, which is due in full no later than June 12, 2018. Our Restated Credit Agreement includes covenants requiring us to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. As of December 31, 2014, we were in compliance with all of our covenants. We believe maintaining compliance with these covenants will not restrict our ability to execute our business plan in the coming fiscal year.

        At December 31, 2014, we had a gross liability of $16.4 million for uncertain tax positions. If recognized, the impact on our statement of operations would be to decrease our income tax expense and increase our net income by $13.5 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of the federal tax benefit of state income tax items. Since almost all of this liability relates to reserves against deferred tax assets that we do not expect to utilize in the short term, we cannot estimate the timing of potential future cash settlements and have not included any estimates in the table of contractual cash obligations above.

        At December 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Dividends

        In December 2014, our Board of Directors (the "Board") declared a cash dividend of $0.13 per common share payable to shareholders of record as of December 31, 2014. On January 15, 2015, we paid this dividend which totaled $6.8 million. In the Merger Agreement with SS&C signed on February 2, 2015, the Company is prohibited from declaring a dividend during the pendency of the agreement.

Other Liquidity and Capital Resources Considerations

        Our liquidity and capital resources in any period could also be affected by the exercise of outstanding employee stock options and stock appreciation rights, and issuance of common stock under our employee stock purchase plan. The resulting increase in the number of outstanding shares from this and from the issuance of common stock from our restricted stock units could also affect our per share results of operations. However, we cannot predict the timing or amount of proceeds from the exercise of these securities, or whether they will be exercised at all.

        We expect that for the next two years, our debt service costs and other operating expenses will constitute a significant use of cash flow. Accordingly, we anticipate having less available cash to fund acquisitions, repurchase additional common stock, or invest in other businesses when opportunities arise. Based upon the predominance of our revenues from recurring sources, bookings performance and current expectations, we believe that our cash balances, cash generated from operations and availability under our debt agreement will be sufficient to satisfy our working capital needs, capital expenditures and interest, repayment of debt principal and share repurchases. However, we may identify opportunities that require us to raise funds, such as acquisitions or other investments in complementary businesses, products or technologies, and may raise such additional funds through public or private debt or additional borrowings under our current line of credit facility or equity financing. However, such financing may not be available at all, or if available, may not be obtainable on favorable terms, and could be dilutive.

        The Company has reviewed its needs in the United States for possible repatriation of undistributed earnings or cash of its non-U.S. subsidiaries. The Company presently intends to use all earnings and cash outside of the United States of all non-U.S. subsidiaries to fund investments or meet working capital and property, plant and equipment requirements in those locations. At December 31, 2014, we had approximately $7.8 million of cash in our non-U.S. subsidiaries.

Recent Accounting Pronouncements

        With the exception of the pronouncements included in Note 1, "Basis of Presentation" to the accompanying consolidated financial statements, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2014, that are of significance, or potential significance, to our consolidated financial statements

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

Interest Income Risk

        Our interest rate risk relates primarily to our investment portfolio, which consisted of $38.0 million in cash and cash equivalents, and short-term and long-term marketable securities as of December 31, 2014. Our marketable securities are classified as available-for-sale and are recorded in our condensed consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. At any time, a rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures.

        To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of December 31, 2014, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $60,000 incremental decline in the fair market value of the portfolio.

Interest Expense Risk

        We have interest rate risk relating to debt and associated interest expense under our Restated Credit Agreement, which is indexed to JPMorgan Chase Bank, N.A.'s prime rate, federal funds rate or LIBOR. At any time, a rise in interest rates could have a material adverse impact on our earnings and cash flows. Conversely, a decrease in interest rates could result in a material increase in earnings and cash flows. We estimate that a hypothetical plus or minus of 100 BPS would increase or decrease, respectively, our interest expense and cash flows by approximately $2.2 million on an annual basis, based on our $220.0 million debt balance at December 31, 2014.

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

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on management's assessment using the COSO criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

/s/ DAVID PETER HESS David Peter Hess Chief Executive Officer, President and Director (Principal Executive Officer)	/s/ JAMES S. COX James S. Cox Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Advent Software, Inc.,

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders' (deficit) equity and cash flows present fairly, in all material respects, the financial position of Advent Software, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 24, 2015

ADVENT SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$28,784	$33,828
Short-term marketable securities	7,298	—
Accounts receivable, net of allowance for doubtful accounts of $36 and $231, respectively	61,870	58,717
Deferred taxes, current	28,275	24,898
Prepaid expenses and other	24,984	30,114
Current assets of discontinued operation	—	100

Total current assets	151,211	147,657
Property and equipment, net	27,995	31,698
Goodwill	202,290	207,818
Other intangibles, net	18,803	27,392
Long-term marketable securities	1,874	—
Deferred taxes, long-term	18,358	23,020
Other assets	13,245	17,372
Noncurrent assets of discontinued operation	1,093	1,337

Total assets	$434,869	$456,294

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$12,041	$5,348
Dividends payable	6,750	—
Accrued liabilities	36,541	41,625
Deferred revenues	197,144	186,107
Income taxes payable	132	—
Current portion of long-term debt	20,000	20,000
Current liabilities of discontinued operation	572	600

Total current liabilities	273,180	253,680
Deferred revenues, long-term	6,972	7,809
Long-term income taxes payable	9,513	7,667
Long-term debt	200,000	285,000
Other long-term liabilities	7,821	11,171
Noncurrent liabilities of discontinued operation	2,170	2,782

Total liabilities	499,656	568,109

Commitments and contingencies (See Note 11)
Stockholders' deficit:
Preferred stock; $0.01 par value: 2,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value: 120,000,000 shares authorized; 51,925,915 and 51,258,005 shares issued and outstanding	519	513
Additional paid-in capital	61,455	42,533
Accumulated deficit	(130,234)	(165,870)
Accumulated other comprehensive income	3,473	11,009

Total stockholders' deficit	(64,787)	(111,815)

Total liabilities and stockholders' deficit	$434,869	$456,294

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31
	2014	2013	2012
Net revenues:
Recurring revenues	$365,290	$349,881	$324,627
Non-recurring revenues	31,530	33,078	34,192

Total net revenues	396,820	382,959	358,819
Cost of revenues:
Recurring revenues	80,369	70,590	68,953
Non-recurring revenues	30,380	40,044	43,505
Amortization of developed technology	6,772	9,087	10,258

Total cost of revenues	117,521	119,721	122,716

Gross margin	279,299	263,238	236,103
Operating expenses:
Sales and marketing	74,996	79,065	74,688
Product development	69,532	69,718	67,014
General and administrative	43,010	54,737	37,763
Amortization of other intangibles	3,391	3,775	3,825
Recapitalization costs	—	6,041	—
Restructuring charges	4,628	3,770	3,634

Total operating expenses	195,557	217,106	186,924

Income from continuing operations	83,742	46,132	49,179
Interest expense	(7,320)	(7,285)	(1,973)
Interest income and other expense, net	359	72	353

Income from continuing operations before income taxes	76,781	38,919	47,559
Provision for income taxes	26,518	10,167	17,328

Net income from continuing operations	$50,263	$28,752	$30,231
Discontinued operation:
Net (loss) income from discontinued operation (net of applicable taxes of $(32), $34 and $126, respectively)	(51)	50	184

Net income	$50,212	$28,802	$30,415

Basic net income per share:
Continuing operations	$0.98	$0.56	$0.60
Discontinued operation	—	—	—

Total operations	$0.97	$0.56	$0.60

Diluted net income per share:
Continuing operations	$0.94	$0.54	$0.58
Discontinued operation	—	—	—

Total operations	$0.94	$0.54	$0.58

Weighted average shares used to compute basic and diluted net income per share
Basic	51,546	51,207	50,614
Diluted	53,608	53,378	52,425

The accompanying notes are an integral part of these consolidated financial statements.
Net income per share is based on actual calculated values and totals may not sum due to rounding.

ADVENT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31
	2014	2013	2012
Net income	$50,212	$28,802	$30,415
Other comprehensive income (loss), net of taxes
Foreign currency translation	(7,518)	970	3,156
Unrealized (loss) gain on marketable securities (net of applicable taxes of $12, $(20) and $(11), respectively)	(18)	9	4

Total other comprehensive (loss) income, net of taxes	(7,536)	979	3,160

Total comprehensive income	$42,676	$29,781	$33,575

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

(In thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity (Deficit)
	Shares	Amount
Balances, December 31, 2011	50,997	$510	$429,734	$(154,053)	$6,870	$283,061
Stock-based award activity	786	8	(331)	—	—	(323)
Common stock repurchased and retired	(1,651)	(16)	(10,636)	(30,623)	—	(41,275)
Common stock issued under employee stock purchase plan	325	3	6,658	—	—	6,661
Stock-based compensation	—	—	21,047	—	—	21,047
Tax shortfall from exercise of stock options	—	—	(672)	—	—	(672)
Tax benefit from exercise of stock options	—	—	7,785	—	—	7,785
Net income	—	—	—	30,415	—	30,415
Unrealized gain on marketable securities	—	—	—	—	4	4
Foreign currency translation adjustments	—	—	—	—	3,156	3,156

Balances, December 31, 2012	50,457	$505	$453,585	$(154,261)	$10,030	$309,859

Stock-based award activity	2,118	21	7,641	—	—	7,662
Common stock repurchased and retired	(1,600)	(16)	(829)	(40,411)	—	(41,256)
Common stock issued under employee stock purchase plan	283	3	6,290	—	—	6,293
Stock-based compensation	—	—	39,624	—	—	39,624
Tax shortfall from exercise of stock options	—	—	(1,122)	—	—	(1,122)
Tax benefit from exercise of stock options	—	—	7,477	—	—	7,477
Cash dividends declared on common stock	—	—	(470,133)	—	—	(470,133)
Net income	—	—	—	28,802	—	28,802
Unrealized gain on marketable securities	—	—	—	—	9	9
Foreign currency translation adjustments	—	—	—	—	970	970

Balances, December 31, 2013	51,258	$513	$42,533	$(165,870)	$11,009	$(111,815)

Stock-based award activity	935	9	(2,066)	—	—	(2,057)
Common stock repurchased and retired	(515)	(5)	(560)	(14,576)	—	(15,141)
Common stock issued under employee stock purchase plan	248	2	6,360	—	—	6,362
Stock-based compensation	—	—	25,904	—	—	25,904
Tax shortfall from exercise of stock options	—	—	(818)	—	—	(818)
Tax benefit from exercise of stock options	—	—	10,257	—	—	10,257
Cash dividends declared on common stock	—	—	(20,155)	—	—	(20,155)
Net income	—	—	—	50,212	—	50,212
Unrealized loss on marketable securities	—	—	—	—	(18)	(18)
Foreign currency translation adjustments	—	—	—	—	(7,518)	(7,518)

Balances, December 31, 2014	51,926	$519	$61,455	$(130,234)	$3,473	$(64,787)

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31
	2014	2013	2012
Cash flows from operating activities:
Net income	$50,212	$28,802	$30,415
Adjustment to net income for discontinued operation net income	51	(50)	(184)

Net income from continuing operations	50,263	28,752	30,231
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Stock-based compensation	29,371	48,179	20,801
Excess tax benefit from stock-based compensation	(10,257)	(7,477)	(7,785)
Depreciation and amortization	21,201	24,393	25,879
Amortization of debt issuance costs	1,446	947	381
(Reduction of) provision for doubtful accounts	(30)	278	403
(Reduction of) provision for sales return reserves	(521)	(306)	1,154
Loss on disposal of fixed assets	2,786	—	—
Deferred income taxes	11,439	4,589	5,230
Other	(1,226)	29	(252)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(3,123)	2,074	575
Prepaid and other assets	7,910	(1,762)	822
Accounts payable	5,938	27	(5,368)
Accrued liabilities	(11,492)	(6,089)	(2,055)
Deferred revenues	10,720	11,047	7,151
Income taxes payable	733	(6,117)	9,453

Net cash provided by operating activities from continuing operations	115,158	98,564	86,620

Cash flows from investing activities:
Cash used in acquisitions, net of cash acquired	—	—	(700)
Purchases of property and equipment	(8,973)	(5,616)	(6,369)
Capitalized software development costs	(1,873)	(1,995)	(2,137)
Purchases of marketable securities	(9,240)	(57,863)	(220,994)
Sales and maturities of marketable securities	100	228,619	118,588
Change in restricted cash	(173)	—	95

Net cash (used in) provided by investing activities from continuing operations	(20,159)	163,145	(111,517)

Cash flows from financing activities:
Proceeds from common stock issued from exercises of stock options	4,562	19,495	5,173
Proceeds from common stock issued under the employee stock purchase plan	6,362	6,293	6,661
Excess tax benefits from stock-based compensation	10,257	7,477	7,785
Withholding taxes related to equity award net share settlement	(6,619)	(11,833)	(5,496)
Proceeds from debt	—	375,000	50,000
Repayment of debt	(85,000)	(165,000)	(5,000)
Debt issuance costs	—	(5,725)	—
Common stock repurchased and retired	(15,141)	(41,256)	(41,275)
Payment of cash dividend	(13,405)	(470,133)	—

Net cash (used in) provided by financing activities from continuing operations	(98,984)	(285,682)	17,848

Net cash transferred to discontinued operation	(347)	(375)	(561)
Effect of exchange rate changes on cash and cash equivalents	(712)	(41)	302
Net change in cash and cash equivalents from continuing operations	(5,044)	(24,389)	(7,308)
Cash and cash equivalents of continuing operations at beginning of period	33,828	58,217	65,525

Cash and cash equivalents of continuing operations at end of period	$28,784	$33,828	$58,217

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$11,370	$14,083	$2,988
Cash paid for interest	$5,882	$5,665	$1,737
Cash flow from discontinued operation:
Net cash used in operating activities	$(347)	$(375)	$(561)
Net cash transferred from continuing operations	$347	$375	$561

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

        Basis of presentation:    The consolidated financial statements include the accounts of Advent and its subsidiaries after elimination of all intercompany transactions and amounts. The Company has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").

        Divestiture of the MicroEdge segment and discontinued operation reclassification:    On October 1, 2009, Advent completed the sale of MicroEdge, Inc. ("MicroEdge") a wholly-owned subsidiary of the Company. The assets, liabilities and results of MicroEdge have been reclassified as a discontinued operation in the consolidated financial statements for all periods presented. The results of operations and the related charges for the discontinued operation are classified as "Net income (loss) from discontinued operation, net of applicable taxes" in the accompanying consolidated statements of operations. Refer to Note 3 "Discontinued Operation" to these Notes to Consolidated Financial Statements for additional information on the Microedge discontinued operation.

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

        Marketable securities:    Marketable securities consist primarily of U.S. government and U.S. Government Sponsored Entities (GSEs) securities and high credit quality corporate debt securities not otherwise classified as cash equivalents. All marketable securities are considered available-for-sale and are carried at fair value on the Company's consolidated balance sheets. Short-term marketable securities mature twelve months or less from the date of the balance sheet and long-term marketable securities mature greater than twelve months from the date of the balance sheet.

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

        Capitalization of internal use software:    Certain costs related to computer software developed or obtained for internal use (including for use in providing SaaS) are capitalized and classified within "Property and equipment, net" in the accompanying consolidated balance sheets. The Company capitalizes costs associated with customized internal-use software systems that have reached the application development stage. Such capitalized costs included external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees, who are directly associated with the development of the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and is ready for its intended purpose. Costs related to preliminary project activities and post implementation activities are expensed as incurred. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. The Company depreciates internal use software costs on a straight-line basis over the assets' estimated useful lives, which typically range from three to seven years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

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

Computer equipment and software	3 to 7 years
Leasehold improvements	Shorter of useful life or remaining lease term
Furniture and fixtures	3 to 5 years
Telephone system	3 to 5 years

        Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of the property and equipment, are expensed as incurred.

        Goodwill impairment:    Advent reviews its goodwill for impairment annually as of November 1, and more frequently if an event or circumstance indicates that an impairment loss has occurred. Goodwill is tested for impairment at the reporting unit level. Advent determined that it has one reporting unit for the goodwill impairment testing performed as of November 1, 2014 and 2013.

        Advent's test for goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. If Advent determines, based on the qualitative factors, that the fair value of the reporting unit is not more likely than not greater than the carrying amount, then the quantitative goodwill impairment test is required and is performed.

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

  Recurring Revenues:

        Recurring product revenues for fiscal 2014, 2013 and 2012 were as follows (in thousands):

	Fiscal Years
	2014	2013	2012
Term license revenues	$194,169	$180,479	$159,940
Perpetual maintenance revenues	64,100	65,412	67,063
Other recurring revenues	107,021	103,990	97,624

Total recurring revenues	$365,290	$349,881	$324,627

  •
  Term licenses

  Term license contracts include both the software license and maintenance. Advent offers multi-year term licenses by which a customer makes a binding commitment that typically spans three years. For multi-year term licenses, Advent has not established vendor specific objective evidence ("VSOE") of fair value for the software license and maintenance components and, as a result, in situations where the Company is also performing related professional services, it defers all revenue and directly-related expenses under the arrangement until the implementation services and the remaining services are substantially complete. At the point professional services are substantially completed, Advent recognizes a pro-rata amount of the term license revenue, professional services fees earned and related expenses, based on the elapsed time from the start of the term license to the substantial completion of professional services. Advent determines this by applying management judgment. Term license revenue for the remaining contract years, the remaining deferred professional services revenue and related expenses are recognized ratably over the remaining contract length. When multi-year term licenses are sold and do not include related professional services, Advent recognizes the entire term license revenue ratably over the period of the contract term from the effective date of the license agreement assuming all other revenue recognition criteria have been met.

  •
  Assets Under Administration Revenues

  Certain of Advent's perpetual and term license contracts include asset-based fee structures that provide additional revenues based on the assets that the client administers using the Company's software, referred to as assets under administration ("AUA"). Contracts containing an AUA fee structure have a defined measurement period (quarterly or annually) which requires the client to self-report actual AUA in arrears of the specified period. The Company recognizes term AUA contract minimum fees over the period of service. AUA fees above the stated minimum fee for the same period are considered incremental fees. Because incremental fees are neither determinable nor due and payable until the conclusion of the measurement period and reported, they are both earned and recognized upon completion of the measurement period and receipt of the report, on a quarterly or annual basis. Incremental fees from both term AUA and perpetual AUA contracts are included in "Recurring revenues" in the consolidated statements of operations.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

  •
  Maintenance

  Advent offers annual maintenance programs on perpetual licenses that provide for technical support and updates to the Company's software products. Maintenance fees are bundled with perpetual license fees in the initial licensing period and charged separately for renewals of annual maintenance in subsequent years. Fair value for maintenance is based upon either renewal rates stated in the contracts or separate sales of renewals to customers. Revenue is recognized ratably, or daily, over the term of the maintenance period, which is typically one year. Other Recurring Revenues

  •
  Other Recurring Revenues

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

  Non-Recurring Revenues:

        Non-recurring services revenues for fiscal 2014, 2013 and 2012 were as follows (in thousands):

	Fiscal Years
	2014	2013	2012
Professional services and other revenues	$29,623	$30,866	$31,280
Perpetual license fees	1,907	2,212	2,912

Total non-recurring revenues	$31,530	$33,078	$34,192

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

        The following table sets forth the composition of deferred revenues (in thousands):

	December 31
	2014	2013
Term license deferred revenue	$107,814	$99,473
Term implementations deferred revenue	41,632	40,221
Perpetual license/maintenance deferred revenue	28,883	32,657
Other recurring deferred revenue	25,787	21,565

Total	$204,116	$193,916

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

        Allowance for doubtful accounts and sales returns:    Advent analyzes specific accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Advent had allowances for doubtful accounts of $36,000, $0.2 million and $0.1 million as of December 31, 2014, 2013 and 2012, respectively.

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

        Advent has the ability to estimate returns based on a long history of experience with relatively homogenous transactions and the fact that the return period is short. The Company has recorded sales return provisions as offsets to revenue in the period the sales return becomes probable. The estimates for returns are adjusted periodically based upon historical rates of returns, terminations and cancellations. Advent has a methodology for calculating the value of reserves that takes the previous 12 months of experience into account. Advent had allowances for sales returns of $2.1 million, $2.7 million and $3.0 million as of December 31, 2014, 2013 and 2012, respectively.

        Advertising costs:    The Company expenses advertising costs as incurred and classifies these costs as sales and marketing expense. Total advertising expenses were $0.5 million, $0.8 million and $0.6 million for fiscal 2014, 2013 and 2012, respectively.

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

        As the stock-based compensation expense recognized on the consolidated statements of operations for fiscal 2014, 2013 and 2012 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures at the time of grant and is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company's historical experience over the last five years.

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

        Recapitalization costs:    In conjunction with the Special Dividend declared in June 2013, debt modification and equity award modification, Advent incurred costs related to advisory fees from third parties including financial advisory, legal and valuation fees. Advent expenses recapitalization costs as incurred and are reported as a separate line item on the Company's consolidated statements of operations. Refer to Note 4 "Special Dividend" to these Notes to Consolidated Financial Statements for additional information.

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

        Segment information:    The Company operates under a single reportable segment: Advent Investment Management. Refer to Note 15 "Segment, Significant Customer and Geographic Information" to these Notes to Consolidated Financial Statements, for additional information about the segment.

        Sales outside the U.S., which are based on the location to which the product is shipped or services are delivered, represented 19%, 18%, and 17% of the Company's net revenues for fiscal 2014, 2013 and 2012, respectively. No single customer accounted for more than 10% of net revenues for fiscal 2014, 2013 and 2012.

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

        With respect to accounts receivable, Advent performs ongoing credit evaluations of its customers and does not require collateral. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. At December 31, 2014 and 2013, no single customer accounted for more than 10% of accounts receivable.

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

        Fair value measurements:    Advent measures its cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities and debt at fair value. Additional disclosures regarding the Company's fair value measurements are included in Note 16 "Fair Value Measurements".

        Recent accounting pronouncements:    With the exception of the below, there have been no recent accounting pronouncements or changes in accounting pronouncements during year ended December 31,

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

2014 that are of significance, or potential significance, to the Company's consolidated financial statements.

        In April 2014 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This update raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures for discontinued operations and disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014, which means that it will be effective for Advent's fiscal year beginning January 1, 2015. Early adoption of ASU 2014-08 is permitted, but only for disposals or assets held for sale that have not been reported in previously issued (or available to be issued) financial statements. Advent has not early adopted the provisions of ASU 2014-08. Advent expects to adopt this new standard in the first quarter of fiscal year 2015 and does not expect the adoption to have a material impact on the Company's consolidated financial statements.

        In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective. ASU 2014-09 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2016, which means that it will be effective for Advent's fiscal year beginning January 1, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt the standard and early adoption is not permitted. The Company is evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

        In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period." ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. ASU 2014-12 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015, which means that it will be effective for Advent's fiscal year beginning January 1, 2016. Early adoption of ASU 2014-12 is permitted. The Company will adopt ASU 2014-12 effective January 1, 2016 and does not expect the adoption to have a material impact on the Company's consolidated financial statements.

        In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." ASU 2014-15 requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for the annual reporting period ending after December 15, 2016, and for annual and interim periods thereafter, which means that it will be effective for Advent's fiscal year beginning January 1, 2017. Early adoption of

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

ASU 2014-15 is permitted. The Company will adopt ASU 2014-15 effective January 1, 2017 and does not expect the adoption to have a material impact on the Company's consolidated financial statements.

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

        At December 31, 2013, the Company had no marketable securities. Marketable securities at December 31, 2014 are summarized as follows (in thousands):

Balance at December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less than 12 Months	Gross Unrealized Losses 12 Months or Longer	Aggregate Fair Value
Corporate debt securities	$7,184	$—	$—	$(22)	$7,162
U.S. government debt securities	1,347	—	—	(6)	1,341
Municipal bonds	671	—	—	(2)	669

Total	$9,202	$—	$—	$(30)	$9,172

        The following table summarizes the contractual maturities of marketable securities at December 31, 2014 (in thousands):

	Amortized Cost	Aggregate Fair Value
Matures in less than one year	$7,320	$7,298
Matures in one to three years	1,882	1,874

Total	$9,202	$9,172

        The following table summarizes marketable securities with unrealized losses by contractual maturity dates at December 31, 2014 (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$6,762	$(22)	$—	$—	$6,762	$(22)
US government debt securities	1,342	(6)	—	—	1,342	(6)
Municipal bonds	669	(2)	—	—	669	(2)

Total	$8,773	$(30)	$—	$—	$8,773	$(30)

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

        For fixed income securities that have unrealized losses as of December 31, 2014, the Company has determined that (i) it does not have the intent to sell any of these investments while in a loss position and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, the Company has evaluated these fixed income securities and has determined that no credit losses exist. As of December 31, 2014, all securities in an unrealized loss position have been in an unrealized loss position for less than one year. The Company's management has determined that the unrealized losses on its fixed income securities as of December 31, 2014 were temporary in nature. Unrealized gains and losses are a component of "Accumulated other comprehensive income" in the accompanying consolidated balance sheet as of December 31, 2014.

        During fiscal 2014, 2013 and 2012, $0.1 million, $228.6 million and $118.6 million, respectively, of marketable securities were sold or matured, which did not have any associated material gross realized gains or losses.

Note 3—Discontinued Operation

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

        The following table sets forth an analysis of the components of the restructuring charges related to the Company's discontinued operation and the payments and non-cash charges made against the accrual during fiscal 2014 and 2013 (in thousands):

Facility Exit Costs
Balance of restructuring accrual at December 31, 2012	$4,030
Restructuring charges	(197)
Cash payments	(598)
Adjustment of prior restructuring costs	116

Balance of restructuring accrual at December 31, 2013	$3,351
Restructuring charges	20
Cash payments	(724)
Adjustment of prior restructuring costs	95

Balance of restructuring accrual at December 31, 2014	$2,742

        Of the remaining restructuring accrual of $2.7 million at December 31, 2014, $0.7 million is included in "Current liabilities of discontinued operation" in the accompanying consolidated balance sheet. The facility exit costs related to the discontinued operation will be paid over the remaining lease term through November 2018.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Discontinued Operation (Continued)

        Net revenues and income from the Company's discontinued operation were as follows for the periods presented (in thousands):

	Fiscal Years
	2014	2013	2012
Net revenues	$—	$—	$—

Income from operation of discontinued operation (net of applicable taxes of ($32), $34 and $126, respectively)	$(51)	$50	$184

        The following table sets forth the assets and liabilities of the MicroEdge discontinued operation included in the consolidated balance sheets of the Company (in thousands):

	December 31
	2014	2013
Assets:
Prepaid rent	$—	$100

Total current assets of discontinued operation	$—	$100

Deferred taxes, long-term	$1,093	$1,337

Total noncurrent assets of discontinued operation	$1,093	$1,337

Liabilities:
Accrued expenses and taxes	$572	$600

Total current liabilities of discontinued operation	$572	$600

Accrued restructuring, long-term portion	$2,170	$2,782

Total noncurrent liabilities of discontinued operation	$2,170	$2,782

Note 4—Special Dividend

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

        The Company financed the Special Dividend with cash, cash equivalents and marketable securities as well as borrowings under its Restated Credit Agreement. Refer to Note 9, "Debt" for additional information about the Company's Restated Credit Agreement.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Balance Sheet Detail

Prepaid expenses and other

        The following is a summary of prepaid expenses and other assets (in thousands):

	December 31
	2014	2013
Prepaid contract expense	$9,766	$10,139
Deferred commissions	6,665	6,552
Prepaid income tax	—	2,659
Debt issuance costs	1,438	1,417
Other	7,115	9,347

Total prepaid expenses and other	$24,984	$30,114

Property and equipment, net

        The following is a summary of property and equipment, net (in thousands):

	December 31
	2014	2013
Computer systems	$29,426	$30,016
Computer software	39,293	31,515
Leasehold improvements	29,549	35,978
Furniture and fixtures	8,266	9,779
Construction in process	1,955	1,359

Property and equipment, gross	$108,489	$108,647
Accumulated depreciation	(80,494)	(76,949)

Property and equipment, net	$27,995	$31,698

        Depreciation expense was $11.0 million, $11.5 million and $11.8 million for fiscal 2014, 2013 and 2012, respectively. Costs of $8.0 million, $3.5 million and $1.6 million related to the development of internal use software were capitalized in 2014, 2013 and 2012, respectively, and are included in "Computer software" in the table above.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Balance Sheet Detail (Continued)

Other assets

        The following is a summary of other assets (in thousands):

	December 31
	2014	2013
Prepaid contract expense, long-term	$3,770	$4,466
Debt issuance costs	3,483	4,899
Long-term deferred commissions	2,919	4,098
Deposits	2,915	2,608
Other	158	1,301

Total other assets	$13,245	$17,372

        Deposits include a restricted cash balance of $1.5 million and $1.3 million at December 31, 2014 and 2013, respectively, related to the Company's San Francisco headquarters, and facilities in Boston and New York. Refer to Note 11 "Commitments and Contingencies" to these Notes to Consolidated Financial Statements, for additional information.

Dividends Payable

        In December 2014, Advent's Board of Directors (the "Board") declared a cash dividend of $0.13 per common share payable to shareholders of record as of December 31, 2014. On January 15, 2015, the Company paid this dividend which totaled $6.8 million. Any future dividends are subject to the approval of the Board, and restricted by the terms of the Merger Agreement.

Accrued liabilities

        The following is a summary of accrued liabilities (in thousands):

	December 31
	2014	2013
Salaries and benefits payable	$21,381	$26,425
Accrued dividend equivalents on restricted stock units	3,404	3,171
Deferred rent, current portion	1,998	2,138
Accrued restructuring, current portion	61	998
Other	9,697	8,893

Total accrued liabilities	$36,541	$41,625

        As part of the modification of equity awards in 2013 as further described in Note 12, "Stock-based compensation", holders of certain restricted stock units (RSUs) have the right to receive $9.00 per RSU upon vesting.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Balance Sheet Detail (Continued)

Other long-term liabilities

        The following is a summary of other long-term liabilities (in thousands):

	December 31
	2014	2013
Deferred rent	$5,814	$8,677
Long-term deferred tax liability	1,442	1,982
Other	565	512

Total other long-term liabilities	$7,821	$11,171

Accumulated Other Comprehensive Income

        The components of accumulated other comprehensive income, net of related taxes, were as follows (in thousands):

	December 31
	2014	2013
Accumulated foreign currency translation adjustments	$3,491	$11,009
Accumulated net unrealized loss on marketable securities	(18)	—

Accumulated other comprehensive income, net of taxes	$3,473	$11,009

Note 6—Goodwill

        The changes in the carrying value of goodwill for fiscal 2014 and 2013 were as follows (in thousands):

Goodwill
Balance at December 31, 2012	$206,932
Translation adjustments	886

Balance at December 31, 2013	$207,818
Translation adjustments	(5,528)

Balance at December 31, 2014	$202,290

        Translation adjustments reflect the impact of translating goodwill balances denominated in various foreign currencies to the U.S. Dollar. In 2014, the U.S. Dollar strengthened versus other currencies resulting in translation adjustments of $(5.5) million translation. In 2013, the U.S. Dollar weakened versus other currencies resulting in translation adjustments of $0.9 million.

        During the fourth quarter of 2014, Advent completed the qualitative goodwill impairment test utilizing step zero, which involved assessing financial factors, including Advent's market capitalization and profitability and deviations from projected results, as well as other business factors, including assessing the current business environment, changes in the operation of its reporting unit and the results of the prior year goodwill impairment test. Based on the results of this qualitative assessment, Advent determined that the fair value of the reporting unit exceeds its carrying amount by a significant margin and, as a result, a quantitative analysis is not needed. The Company has not historically recognized any impairment charges to its goodwill and does not believe goodwill impairment charges are reasonably likely to occur for its reporting unit.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Other Intangibles, Net

        The following is a summary of other intangible assets (in thousands, except weighted average amortization period):

	Weighted Average Amortization Period (Years)	Gross	Accumulated Amortization	Net
Purchased technologies	5.1	$50,152	$(43,195)	$6,957
Product development costs	3.0	22,423	(19,314)	3,109

Developed technology sub-total		72,575	(62,509)	10,066
Customer relationships	6.4	40,783	(32,577)	8,206
Other intangibles	4.1	4,629	(4,098)	531

Other intangibles sub-total		45,412	(36,675)	8,737

Balance at December 31, 2014		$117,987	$(99,184)	$18,803

	Weighted Average Amortization Period (Years)	Gross	Accumulated Amortization	Net
Purchased technologies	5.1	$50,711	$(38,877)	$11,834
Product development costs	3.0	20,524	(17,183)	3,341

Developed technology sub-total		71,235	(56,060)	15,175
Customer relationships	6.4	40,936	(29,786)	11,150
Other intangibles	4.1	4,645	(3,578)	1,067

Other intangibles sub-total		45,581	(33,364)	12,217

Balance at December 31, 2013		$116,816	$(89,424)	$27,392

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Other Intangibles, Net (Continued)

        The changes in the carrying value of intangible assets for fiscal 2014 and 2013 were as follows (in thousands):

	Gross	Accumulated Amortization	Net
Balance at December 31, 2011	$112,422	$(62,901)	$49,521
Additions	2,137	—	2,137
Stock-based compensation additions	92	—	92
Amortization	—	(14,083)	(14,083)
Translation adjustments	(9)	547	538

Balance at December 31, 2012	$114,642	$(76,437)	$38,205
Additions	1,995	—	1,995
Stock-based compensation additions	98	—	98
Amortization	—	(12,862)	(12,862)
Translation adjustments	81	(125)	(44)

Balance at December 31, 2013	$116,816	$(89,424)	$27,392
Additions	1,780	—	1,780
Stock-based compensation additions	119	—	119
Amortization	—	(10,163)	(10,163)
Translation adjustments	(728)	403	(325)

Balance at December 31, 2014	$117,987	$(99,184)	$18,803

        Total additions to intangible assets, inclusive of capitalized stock-based compensation expense, of $1.9 million in 2014 and $2.1 million in 2013 were associated with capitalized software development costs.

        The following is a summary of amortization of the Company's developed technology and other intangible assets for the periods presented (in thousands):

	Fiscal Years
	2014	2013	2012
Developed technology:
Amortization—purchased technologies	$4,642	$6,841	$7,599
Amortization—product development costs	2,130	2,246	2,659

Amortization of developed technology	6,772	9,087	10,258
Other intangibles:
Amortization—customer relationships	2,858	2,850	2,854
Amortization—other	533	925	971

Amortization of other intangibles	3,391	3,775	3,825

Total amortization	$10,163	$12,862	$14,083

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Other Intangibles, Net (Continued)

        Based on the carrying amount of intangible assets as of December 31, 2014, the estimated future amortization is as follows (in thousands):

	Fiscal Years
	2015	2016	2017	2018	2019	Thereafter	Total
Developed technology	$5,951	$3,550	$565	$—	$—	$—	$10,066
Other intangibles	3,202	2,700	1,867	925	43	—	8,737

Total	$9,153	$6,250	$2,432	$925	$43	$—	$18,803

Note 8—Restructuring Charges

        Advent recorded restructuring charges of $4.6 million in 2014, which included employee termination benefits associated with the re-organization plan approved in April 2014 and exit costs associated with the consolidation of facilities in San Francisco and Boston in the third quarter of 2014. The total recognized cost for these plans was approximately $4.6 million and was substantially complete as of December 31, 2014.

        Advent recorded restructuring charges of $3.8 million in 2013 and $3.6 million in 2012, which included severance and benefits costs associated with a re-organization plan approved in October 2012 of $3.6 million in each of 2013 and 2012, bringing the total recognized cost for the plan to approximately $7.2 million. This restructuring plan was substantially complete as of December 31, 2013. Restructuring charges in 2013 and 2012 also included $0.2 million and $76,000 in facility exit costs, respectively.

        The following table sets forth an analysis of the changes in the restructuring accrual during the periods presented (in thousands):

	Facility Exit Costs	Severance and Benefits	Total
Balance of restructuring accrual at December 31, 2011	$448	$602	$1,050
Restructuring charges	76	3,554	3,630
Cash payments	(524)	(1,018)	(1,542)
Accretion of prior restructuring costs	4	—	4

Balance of restructuring accrual at December 31, 2012	$4	$3,138	$3,142
Restructuring charges	181	3,589	3,770
Cash payments	—	(5,914)	(5,914)

Balance of restructuring accrual at December 31, 2013	$185	$813	$998
Restructuring charges	2,909	1,719	4,628
Non-cash write-off of leasehold improvements	(2,786)	—	(2,786)
Reversal of deferred rent related to facilities exited	1,113	—	1,113
Cash payments	(1,361)	(2,532)	(3,893)

Balance of restructuring accrual at December 31, 2014	$60	$—	$60

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Restructuring Charges (Continued)

        The remaining restructuring accrual of $60,000 at December 31, 2014 is included in "Accrued liabilities" in the accompanying consolidated balance sheet.

Note 9—Debt

        On June 12, 2013, Advent entered into an Amended and Restated Credit Agreement (the "Restated Credit Agreement"). The Restated Credit Agreement amended and restated Advent's prior Credit Agreement, dated November 30, 2011. The Restated Credit Agreement provides for (i) a $200 million revolving credit facility, with a $25 million letter of credit sublimit and a $10 million swingline loan sublimit and (ii) a $225 million term loan facility. Advent may request revolving loans, swingline loans or the issuance of letters of credit until June 12, 2018, subject to demonstrating pro forma compliance with the financial covenant requirement under the Restated Credit Agreement. The Restated Credit Agreement also contains an incremental facility permitting Advent, subject to certain requirements, to arrange with the Lenders and/or new lenders for up to an aggregate of $75 million in additional commitments in the form of revolving loans or term loans. The proceeds of the revolving loans and term loans under the Restated Credit Agreement may be used for general purposes, including to finance dividends, repurchase common shares, finance acquisitions, or to finance other investments.

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Debt (Continued)

        The following is a summary of the Company's outstanding debt balances (in thousands):

	December 31
	2014	2013
Term loan facility	$195,000	$215,000
Revolving credit facility	25,000	90,000

Total	$220,000	$305,000

        Advent was in compliance with all associated covenants as of December 31, 2014 as follows:

Covenant	Covenant Requirement	Ratio Calculation as of December 31, 2014
Leverage ratio(1)	Maximum 3.75x(2)	1.7x
Interest coverage ratio(3)	Minimum 2.5x	18.1x

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

Note 10—Income Taxes

        The components of income from continuing operations before income taxes were as follows (in thousands):

	Fiscal Years
	2014	2013	2012
US	$76,608	$37,864	$48,552
Foreign	173	1,055	(993)

Total	$76,781	$38,919	$47,559

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Income Taxes (Continued)

        The components of the provision for income taxes included (in thousands):

	Fiscal Years
	2014	2013	2012
Current:
Federal	$19,238	$11,740	$12,845
State	5,131	3,034	1,653
Foreign	2,132	1,121	774
Deferred:
Federal	2,272	(4,000)	3,502
State	(452)	(1,102)	(576)
Foreign	(1,803)	(626)	(870)

Total	$26,518	$10,167	$17,328

        The effective income tax rate on earnings differed from the statutory federal tax rate as follows:

	Fiscal Years
	2014	2013	2012
Statutory federal rate	35.0%	35.0%	35.0%
State taxes	4.7	4.4	4.3
Stock compensation relating to incentive stock options and employee stock purchase plans	0.5	0.1	0.6
Research and development and other state tax credits	(3.7)	(12.0)	(2.8)
Change in valuation allowance	—	(0.1)	(0.1)
Change in state contingency reserve	0.1	—	(0.2)
Foreign taxes	0.4	0.6	0.8
Impact of state tax rate changes on net deferred tax assets	—	—	(0.2)
Domestic production activities deduction	(2.2)	(1.7)	—
Other, net	(0.3)	(0.2)	(1.0)

Effective income tax rate	34.5%	26.1%	36.4%

        Advent has not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2014 because the Company intends to permanently reinvest such earnings outside the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of December 31, 2014, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $23.8 million. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Income Taxes (Continued)

        The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	December 31
	2014	2013
Deferred tax assets, current:
Deferred revenue	$2,779	$3,117
Other accrued liabilities and reserves	5,914	6,378
Stock compensation	19,520	15,363
Other	62	40

Total deferred tax assets, current	28,275	24,898

Non-current deferred tax assets:
Depreciation and amortization	—	45
Net operating losses, capital losses and credit carryforwards	16,149	19,536
Other	3,006	4,265
Valuation allowance	(797)	(826)

Total deferred tax assets, non-current	18,358	23,020

Deferred tax assets	46,633	47,918
Depreciation and amortization	(188)	—
Other deferred tax liabilities	(1,254)	(1,982)

Deferred tax liabilities	(1,442)	(1,982)

Net deferred tax assets	$45,191	$45,936

        The Company maintains a valuation allowance against its deferred tax assets relating to capital losses and investment reserves of $797,000 at December 31, 2014 as it believes that based upon the available evidence, it is more likely than not that these assets will not be realized. If it is determined in the future that it is more likely than not that these deferred tax assets will be realized, the valuation allowance will be reduced.

        At December 31, 2014, Advent had federal net operating loss carryforwards of approximately $2.4 million. Utilization of these loss carryforwards, including losses obtained from acquisitions, is subject to certain limitations under the federal income tax laws. These net operating loss carryforwards expire between 2021 and 2027. Also at December 31, 2014, Advent had state net operating loss carryforwards in various states in which it files tax returns.

        Advent had federal research credits of $13.9 million which expire between 2029 and 2034. Advent also had California research credits of $25.2 million which do not expire, and California enterprise zone credits of $7.3 million which expire in 2023.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Income Taxes (Continued)

        The following table summarizes the activity relating to the Company's unrecognized tax benefits during the periods presented (in thousands):

Total
Balance at December 31, 2011	$11,144
Gross increases related to tax positions in prior period	12
Gross increases related to current period tax positions	992

Balance at December 31, 2012	$12,148
Gross increases related to tax positions in prior period	10
Gross increases related to current period tax positions	2,520

Balance at December 31, 2013	$14,678
Gross increases related to tax positions in prior period	10
Gross increases related to current period tax positions	1,699

Balance at December 31, 2014	$16,387

        If recognized, the portion of unrecognized tax benefits at December 31, 2014 that would decrease Advent's tax provision and increase net income is $13.5 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of the federal tax benefit of state income tax items. Advent recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within "Provision for income taxes" in the consolidated statement of operations. As of December 31, 2014, Advent has accrued a nominal amount of interest and penalties for specific exposures in two states. Advent has not accrued any interest or penalties for its federal and other state reserves, as any reversal of uncertain tax positions would not result in the assessment of penalties or interest due to the Company's surplus of deferred tax assets that would offset any additional tax.

        Advent is subject to taxation in the U.S. and various states and jurisdictions outside the U.S. Advent is currently undergoing a State of California franchise tax examination for the 2006 and 2007 tax years and State of New York for the 2011, 2012 and 2013 tax years. Advent is not under examination in any other income tax jurisdiction at the present time and does not anticipate the total amount of its unrecognized tax benefits to significantly change over the next 12 months. The material jurisdictions that are subject to examination by tax authorities include federal for tax years after 2010 and California for tax years after 2005.

Note 11—Commitments and Contingencies

  Lease Obligations

        Advent leases office space and equipment under non-cancelable operating lease agreements, which expire at various dates through June 2025. Some operating leases contain escalation provisions for adjustments in the consumer price index. Advent is responsible for maintenance, insurance, and property taxes.

        On October 1, 2009, Advent completed the sale of the Company's MicroEdge subsidiary. At December 31, 2014, the gross operating lease commitments and sub-lease income related to this discontinued operation facility totaled $5.1 million and $2.3 million, respectively. With the exception of the MicroEdge facilities in New York City, the lease obligations related to MicroEdge have been

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Commitments and Contingencies (Continued)

transferred to the Purchaser. Refer to Note 3 "Discontinued Operation" to these Notes to Consolidated Financial Statements, for additional information on the MicroEdge discontinued operation.

        Future minimum payments under non-cancelable operating leases consisted of the following at December 31, 2014 (in thousands):

	Future
Fiscal Years	Lease Payments*	Sub-lease Income	Net Lease Payments
2015	$10,822	$542	$10,280
2016	9,897	598	9,299
2017	4,889	598	4,291
2018	3,890	599	3,291
2019	3,773	607	3,166
Thereafter	15,156	834	14,322

Total	$48,427	$3,778	$44,649

*
The decrease in future operating lease payments starting in 2016 reflects the end of the current lease term for the Company's San Francisco headquarters in October 2016. On January 28, 2015, Advent extended the San Francisco lease for an additional 10 years, which will result in total operating lease payments of approximately $71 million from November 1, 2016 through October 31, 2026, which is not reflected in the table above.

        Rent expense for fiscal 2014, 2013 and 2012 was $8.0 million, $8.7 million and $8.5 million, respectively, net of sub-lease income from non-restructured facilities of $236,000, $45,000 and $0, respectively.

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

        As of February 20, 2015, three putative class action lawsuits challenging the transactions contemplated by the Merger Agreement have been filed by purported Advent stockholders in the Court of Chancery of the State of Delaware against Advent, Advent's Board of Directors, SS&C, and Merger Sub. These actions are captioned Chitwood v. Advent Software, Inc., et al., Case No. 10623-VCL, City of Atlanta Firefighters' Pension Fund v. David Peter F. Hess, Jr., et al., Case No. 10633-VCL, and Klein v. Advent Software, Inc., et al., Case No. 10670-VCL. The actions generally allege, among other things, that the Board of Directors breached its fiduciary duties to Advent's stockholders by engaging in a flawed sales process, agreeing to a transaction price that does not adequately compensate Advent stockholders, and agreeing to certain deal protection terms in the Merger Agreement that allegedly preclude a potential competing bid. The actions also allege that the other defendants aided and abetted the Board of Directors' breaches of fiduciary duties. The actions seek various remedies including to enjoin or rescind the merger, damages, and costs.

        Management believes that any potential losses associated with the legal proceedings regarding the merger are neither probable nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

        Based on currently available information, the Company's management does not believe that the ultimate outcome of unresolved matters, individually and in the aggregate, is likely to have a material adverse effect on the Company's financial position, results of operations or cash flows.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Stock-Based Compensation

Description of Plans

  Stock Option Plans

        Advent has stock options and awards outstanding under its 2002 Stock Plan (the "Plan"). On May 7, 2014, the Company's stockholders approved the amendment and restatement of Advent's 2002 Stock Plan, originally approved by the Board of Directors (the "Board") and stockholders in February and May, respectively, of 2002. Under the Plan, the Company may grant stock options (or "Options") to purchase the Company's common stock to employees, consultants and directors. The Plan also permits the award of restricted stock, restricted stock units (or "RSUs"), stock appreciation rights (or "SARs"), performance shares, and performance units. Advent also has two stock plans that have no outstanding awards as of December 31, 2014: the 1998 Non-statutory Stock Option Plan and the 1995 Director Option Plan.

        Options granted may be incentive stock options or non-statutory stock options and shall be granted at a price not less than fair market value on the date of grant. Fair market value (as defined in the Plan) and the vesting of these options shall be determined by the Board. The options generally vest over 4 years and expire no later than 10 years from the date of grant.

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

        SARs are the right to receive the appreciation in fair market value of common stock between the exercise date and the date of grant. SARs generally vest over 4 years, and expire no later than 10 years from the date of grant. Upon exercise, SARs will be settled in shares of Advent common stock.

        Unvested RSUs, stock options and SARs are generally canceled on termination of employment and returned to the Plan.

        Non-employee directors are eligible to receive awards of SARs and RSUs under the 2002 Stock Plan as follows:

  •
  Upon joining the Board, awards totaling $300,000 in value with approximately 70% of the value awarded in SARs and 30% awarded in RSUs.

  •
  Upon re-election to the Board, awards totaling $150,000 in value with approximately 70% of the value awarded in SARs and 30% awarded in RSUs.

        In the event of a merger with or into another corporation, or other change in control, each non-employee director shall fully vest in and have the right to exercise all of his or her outstanding equity compensation (including outstanding stock options, SARs, RSUs, or performance shares). Upon a director's retirement from the Board, the director's unvested options, SARs and RSUs are canceled and returned to the Plan. Additionally, certain executives and other key employees will receive accelerated vesting benefits for termination due to a change-in-control.

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

  2005 ESPP

        On May 18, 2005, Advent's shareholders approved the 2005 ESPP with 4,000,000 shares of common stock reserved for issuance. The following table summarizes the Company's issuance of common stock for the total Company under the 2005 ESPP:

	Fiscal Years
	2014	2013	2012
Common shares issued	248,246	283,267	325,270
Average price	$25.63	$22.21	$20.48

        As of December 31, 2014, common shares of 960,358 were reserved for future issuance under the 2005 ESPP.

  401(k) Plan

        Advent sponsors a 401(k) Plan to provide retirement benefits for its U.S. employees. This Plan provides for tax-deferred salary deductions for eligible employees. Employees may contribute between 1% and 70% of their compensation to this Plan, limited by an annual maximum amount as determined by the Internal Revenue Service. The Company also makes a 50% matching contribution of up to 6% of employee compensation. The Company's matching contributions to this plan totaled $3.8 million, $3.8 million and $4.0 million for fiscal 2014, 2013 and 2012, respectively. In addition to the employer matching contribution, Advent may make profit sharing contributions at the discretion of its Board of Directors. Advent did not make any profit sharing contributions in fiscal 2014, 2013 and 2012.

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

        Incremental stock-based compensation expense was recognized during 2014 and 2013 for awards that were modified in the second quarter of 2013. Of the total incremental charge, approximately $6.2 million and $26.7 million of expense was recognized in fiscal 2014 and fiscal 2013, respectively. The vested portion of each award was determined on a grant-by-grant basis, based on the extent to which the award was vested as of the Modification Date. The remaining unamortized stock-based compensation expense, including estimated forfeitures, of approximately $11.5 million at December 31, 2013 is being recognized over the original remaining vesting periods of the awards ranging from 1 to 41 months.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Stock-Based Compensation (Continued)

Stock-Based Compensation Expense

        Stock-based compensation expense related to stock options, SARs, ESPP shares, and RSUs was recognized in Advent's consolidated statements of operations for the periods presented as follows (in thousands):

	Fiscal Years
	2014			2013			2012
	Options, SARs & ESPP	RSUs	Total	Options, SARs & ESPP	RSUs	Total	Options, SARs & ESPP	RSUs	Total
Statement of operations classification
Cost of recurring revenues	$1,671	$1,579	$3,250	$2,057	$1,434	$3,491	$1,432	$973	$2,405
Cost of non-recurring revenues	788	547	1,335	2,449	804	3,253	642	594	1,236

Total cost of revenues	2,459	2,126	4,585	4,506	2,238	6,744	2,074	1,567	3,641
Sales and marketing	6,173	3,853	10,026	10,122	3,143	13,265	4,881	2,284	7,165
Product development	3,500	4,235	7,735	5,053	3,810	8,863	2,952	2,869	5,821
General and administrative	4,041	2,984	7,025	16,377	2,930	19,307	2,437	1,737	4,174

Total operating expenses	13,714	11,072	24,786	31,552	9,883	41,435	10,270	6,890	17,160

Total stock-based employee compensation expense	$16,173	$13,198	$29,371	$36,058	$12,121	$48,179	$12,344	$8,457	$20,801

Tax effect on stock-based employee compensation	(6,060)	(4,941)	(11,001)	(14,427)	(4,619)	(19,046)	(4,763)	(3,324)	(8,087)

Effect on net income from continuing operations, net of tax	$10,113	$8,257	$18,370	$21,631	$7,502	$29,133	$7,581	$5,133	$12,714

        Advent capitalized stock-based compensation expense of $132,000, $273,000 and $198,000 during fiscal 2014, 2013 and 2012, respectively, associated with the Company's software development, internal-use software and professional services implementation projects.

        As of December 31, 2014, total compensation cost related to unvested awards not yet recognized under all equity compensation plans and including the impact of the equity award modification, adjusted for estimated forfeitures, was $44.8 million and is expected to be recognized through the remaining vesting period of each grant, with a weighted average remaining period of 2.3 years.

Valuation Assumptions

        Advent uses the Black-Scholes option pricing model and the straight-line attribution approach to determine the grant date fair value of stock options, SARs and the ESPP. The fair value of RSUs is equal to the Company's closing stock price on the date of grant.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Stock-Based Compensation (Continued)

        The following Black-Scholes option pricing model assumptions were used:

	Fiscal Years
	2014	2013	2012
Stock Options and SARs
Risk-free interest rate	1.2% - 1.9%	0.5% - 1.8%	0.6% - 1.2%
Volatility	32.4% - 35.1%	33.4% - 38.8%	38.4% - 42.9%
Expected life (in years)	3.69 - 4.85	3.94 - 5.06	4.02 - 5.50
Expected dividend yield	0% - 1.8%	None	None
Employee Stock Purchase Plan*
Risk-free interest rate	0.1%	0.1%	0.1%
Volatility	31.4% - 32.1%	31.7% - 31.8%	31.0% - 48.3%
Expected life (in years)	0.5	0.5	0.5
Expected dividend yield	1.7%	None	None

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

        The expected dividend yield for each grant was determined by annualizing the most recent dividend declared and dividing the result by the Company's closing stock price on the date of grant. The dividend yield assumption for grants prior to April 28, 2014 was 0% based on the Company's history of not paying regular dividends and the future expectation of no recurring dividend payouts at the time of grant.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Stock-Based Compensation (Continued)

Equity Award Activity

        The Company's stock option and SAR activity for the periods presented is as follows (in thousands, except weighted average exercise price):

	Fiscal Years
	2014		2013		2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price(1)	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	5,590	$15.05	7,668	$14.22	7,029	$18.01
Options and SARs granted	825	$29.38	1,220	$22.01	1,895	$24.92
Options and SARs exercised	(1,146)	$14.04	(2,951)	$14.79	(972)	$15.60
Options and SARs canceled	(193)	$20.88	(347)	$23.40	(284)	$23.63

Outstanding at end of year	5,076	$17.38	5,590	$15.05	7,668	$19.82

Exercisable at end of year	2,906	$13.50	2,720	$11.67	4,575	$16.55

(1)
The weighted average exercise prices have been adjusted to reflect the impact of the 2013 equity award modification.

        The aggregate intrinsic value of options and SARs outstanding was $67.5 million and exercisable was $49.8 million as of December 31, 2014. The intrinsic value is calculated as the difference between the Company's closing stock price of $30.64 on December 31, 2014 and the exercise price of the underlying awards that were in-the-money as of that date.

        The weighted average grant date fair value of options and SARs granted for the total Company, total intrinsic value of options and SARs exercised and cash received from options exercised during the periods presented were as follows (in thousands, except weighted average grant date fair value):

	Fiscal Years
	2014	2013	2012
Options and SARs
Weighted average grant date fair value	$7.71	$10.47	$8.88
Total intrinsic value of awards exercised	$20,327	$43,514	$10,086
Options
Cash received from exercises	$4,562	$19,495	$5,173

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Stock-Based Compensation (Continued)

        The options and SARs outstanding and currently exercisable by exercise price at December 31, 2014 were as follows:

	Options and SARs Outstanding			Options and SARs Exercisable
Exercise Price	Number of Shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares (in thousands)	Weighted Average Exercise Price
$7.84	860	1.80	$7.84	860	$7.84
$7.92 - $12.10	816	5.72	$11.36	548	$10.93
$12.12 - $17.73	558	5.76	$14.37	474	$14.18
$17.80	607	7.36	$17.80	323	$17.80
$17.85 - $21.06	515	6.71	$18.27	394	$18.33
$21.15	1	6.04	$21.15	1	$21.15
$21.67	864	8.38	$21.67	292	$21.67
$23.85 - $28.67	27	8.92	$27.34	2	$27.10
$28.79	518	9.37	$28.79	—	$—
$28.89 - $35.14	310	9.42	$30.86	12	$31.73

As of December 31, 2014	5,076	6.42	$17.38	2,906	$13.50

Expected to vest at December 31, 2014	4,938	6.35	$17.14

        The aggregate intrinsic value of options and SARs expected to vest at December 31, 2014 was $66.8 million.

        The equity awards available for grant for the periods presented were as follows (in thousands):

	Fiscal Years
	2014	2013	2012
Available at beginning of year	2,736	4,155	4,545
Awards authorized	4,750	—	1,915
Options and SARs granted	(825)	(1,220)	(1,895)
Options and SARs canceled	193	347	284
RSUs granted	(801)	(393)	(520)
RSUs canceled	105	152	98
RSU adjustment(1)	(602)	(305)	(272)

Available at end of year	5,556	2,736	4,155

(1)
Effective with our 2002 Stock Plan amended on April 1, 2012, awards of restricted stock, restricted stock units, performance shares or performance units reduce the number of shares available under the Plan by 1.79 shares through Q114 and 1.92 shares as of Q214 for each share covered by such awards, as compared to 1.99 shares for awards in 2012 prior to the amendment.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Stock-Based Compensation (Continued)

        During fiscal 2014, 2013 and 2012, the Company granted RSUs under its 2002 Stock Plan. The Company's RSU activity during the periods presented is as follows:

	Fiscal Years
	2014		2013		2012
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding and unvested at beginning of year	1,159	$20.16	1,273	$18.16	1,253	$16.51
RSUs granted	801	$30.22	393	$30.57	520	$25.69
RSUs vested	(374)	$29.41	(355)	$22.31	(402)	$21.36
RSUs canceled	(105)	$27.93	(152)	$25.30	(98)	$23.82

Outstanding and unvested at end of year	1,481	$22.71	1,159	$20.16	1,273	$18.16

        The weighted average grant date fair value of RSUs was determined based on the closing market price of the Company's common stock on the date of the award. The aggregate intrinsic value of RSUs outstanding at December 31, 2014 was $45.4 million based on the Company's closing price of $30.64 per share on that date. Additionally, at December 31, 2014, certain unvested RSUs outstanding had a right to a total of $6.1 million of cash payments upon vesting related to the equity award modification in June 2013.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Net Income Per Share

        The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Fiscal Years
	2014	2013	2012
Numerator:
Net income:
Continuing operations	$50,263	$28,752	$30,231
Discontinued operation	(51)	50	184

Total operations	$50,212	$28,802	$30,415

Denominator:
Denominator for basic net income per share-weighted average shares outstanding	51,546	51,207	50,614
Dilutive common equivalent shares:
Employee stock options and other	2,062	2,171	1,811

Denominator for diluted net income per share-weighted average shares outstanding, assuming exercise of potential dilutive common shares	53,608	53,378	52,425

Net income per share(1):
Basic:
Continuing operations	$0.98	$0.56	$0.60
Discontinued operation	—	—	—

Total operations	$0.97	$0.56	$0.60

Diluted:
Continuing operations	$0.94	$0.54	$0.58
Discontinued operation	—	—	—

Total operations	$0.94	$0.54	$0.58

(1)
Net income per share is based on actual calculated values and totals may not sum due to rounding.

        Weighted average stock options, SARs and RSUs of approximately 1.9 million, 1.9 million and 3.2 million were excluded from the computation of diluted net income per share for fiscal 2014, 2013 and 2012, respectively, because their inclusion would have been anti-dilutive.

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Common Stock Repurchase Programs (Continued)

        The purchase price for the shares of our common stock repurchased is reflected as a reduction to stockholders' equity. In accordance with ASC 505-30, "Treasury Stock", we are required to allocate the purchase price of the repurchased shares as (i) an increase to accumulated deficit and (ii) a reduction of common stock and additional paid-in capital. Issuance of common stock and the tax benefit related to employee stock option plans are recorded as an increase to common stock and additional paid-in capital. As a result of future repurchases, we may continue to report an accumulated deficit included in "Stockholders' deficit" in the Company's consolidated balance sheets.

        At December 31, 2013 there were approximately 0.4 million shares authorized by our Board for repurchase. In May 2014 our Board authorized an additional 1.0 million shares of the Company's common stock for repurchase. At December 31, 2014, there remained approximately 0.9 million shares authorized by the Board for repurchase, however, in the Merger Agreement with SS&C, signed on February 2, 2015, the Company is prohibited from repurchasing shares of its common stock during the pendency of the agreement.

        The following table provides a summary of recent repurchase activity under the stock repurchase programs approved by the Board (in thousands, except per share data):

Fiscal Year	Total Number of Shares Repurchased	Cost	Average Price Paid Per Share
2012	1,651	$41,275	$25.00
2013	1,600	$41,256	$25.79
2014	515	$15,141	$29.41

Total	3,766	$97,672	$25.94

        In addition, Advent has withheld shares through net share settlements upon the vesting of restricted stock units and the exercise of stock-settled stock appreciation rights under its equity compensation plan to satisfy tax withholding obligations. At December 31, 2014, there remained approximately 0.9 million shares authorized by the Board remaining for repurchase.

Note 15—Segment, Significant Customer and Geographic Information

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

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Segment, Significant Customer and Geographic Information (Continued)

  Geographic Information

        Geographic information as of and for the periods presented is as follows (in thousands):

	December 31
	2014	2013
Long-lived assets(1):
United States	$35,488	$45,299
International	2,752	3,771

Total long-lived assets	$38,240	$49,070

	Fiscal Years
	2014	2013	2012
Geographic net sales(2):
United States	$322,360	$312,683	$299,018
International	74,460	70,276	59,801

Total net sales	$396,820	$382,959	$358,819

(1)
Long-lived assets exclude securities, goodwill, intangible assets and deferred tax assets.

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

        The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities. The fair value of these certain financial assets was determined using the following inputs as of December 31, 2014 and December 31, 2013 (in thousands):

	Fair Value as of December 31, 2014	Level 1	Level 2	Level 3
Financial Assets:
Money Market Funds(1)	$5,013	$5,013	$—	$—
U.S. government debt securities(2)	1,341		1,341	—
Corporate debt securities(3)	7,970	—	7,970	—
Municipal bonds(4)	669	—	669
Financial Liabilities:
Debt(5)	$220,000	$—	$220,000	$—

	Fair Value as of December 31, 2013	Level 1	Level 2	Level 3
Financial Liabilities:
Debt(5)	$305,000	$—	$305,000	$—

(1)
Included in cash and cash equivalents on the Company's consoldiated balance sheet.

(2)
Included in short-term marketable securities on the Company's consolidated balance sheet.

(3)
Included in cash and cash equivalents and short and long-term marketable securities on the Company's consolidated balance sheet.

(4)
Included in short and long-term marketable securities on the Company's consolidated balance sheet.

(5)
Included in current portion of long-term debt and long-term debt on the Company's consolidated balance sheet.

        There were no transfers between Level 1 and Level 2 assets in fiscal 2014 and Advent does not have any significant assets or liabilities that utilize unobservable or Level 3 inputs.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Fair Value Measurements (Continued)

        The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, dividends payable and accrued liabilities approximate fair value based on the short-term maturities of these instruments.

        The carrying amount of debt approximates fair value as the underlying variable interest rate approximates current market rates and the Company's credit risk has not changed significantly since the date of issuance.

Note 17—Subsequent Events

San Francisco Headquarters Lease Amendment

        On January 28, 2015, Advent entered into a definitive amendment to its lease at 600 Townsend Street in San Francisco, California with Toda America, Inc. (the "Landlord") whereby the term of such lease has been extended for an additional ten (10) years commencing on November 1, 2016 and ending October 31, 2026 and whereby the Company's total leased space will be reduced from approximately 158,000 square feet to approximately 129,000 square feet by November 1, 2016. The Company's contractual operating lease obligation under this agreement with respect to the renewal term is approximately $70.5 million commencing on November 1, 2016, payable over the ten-year renewal term. As this amendment is considered a lease modification, the adjusted rent expense will commence effective January 28, 2015. Additionally, the Company anticipates approximately $6 million of leasehold improvements, of which $1.3 million will be funded by the Landlord and approximately $5 million will be paid directly by the Company.

Merger Agreement

        On February 2, 2015, Advent entered into an Agreement and Plan of Merger (the "Merger Agreement") with SS&C Technologies Holdings, Inc. ("Parent" or "SS&C") and Arbor Acquisition Company, Inc., a wholly owned subsidiary of Parent ("Merger Sub"), pursuant to which, subject to the satisfaction or waiver of certain conditions therein, Merger Sub will merge with and into Advent. As a result of the merger, Merger Sub will cease to exist, and Advent will survive as a wholly owned subsidiary of SS&C.

        Upon the consummation of the merger, subject to the terms of the Merger Agreement, which has been unanimously approved by our Board of Directors, each share of Advent common stock outstanding immediately prior to the effective time of the merger (the "Effective Time"), subject to certain exceptions, will be converted into the right to receive $44.25 in cash, without interest.

        The completion of the merger is subject to customary conditions, including without limitation, approval of the merger by our stockholders and expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

        The Merger Agreement contains certain termination rights for both Advent and Parent, and provides that, upon termination of the Merger Agreement under specified circumstances, including, but not limited to, if we accept a superior acquisition proposal, we may be required to pay Parent a termination fee of $80.0 million. We may also be required to reimburse Parent for up to $12.5 million of its out-of-pocket expenses in connection with the transaction under certain circumstances.

ADVENT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—Subsequent Events (Continued)

        A description of the Merger Agreement is contained in our Current Report on Form 8-K filed with the SEC on February 3, 2015, and a copy of the Merger Agreement is attached thereto as Exhibit 2.1.

Shareholder Lawsuits

        In connection with the Merger Agreement and the transactions contemplated thereby, three putative class action lawsuits challenging the transactions contemplated by the Merger Agreement have been filed by purported Advent stockholders in the Court of Chancery of the State of Delaware against Advent, Advent's Board of Directors, SS&C, and Merger Sub. These actions are captioned Chitwood v. Advent Software, Inc., et al., Case No. 10623-VCL, City of Atlanta Firefighters' Pension Fund v. David Peter F. Hess, Jr., et al., Case No. 10633-VCL, and Klein v. Advent Software, Inc., et al., Case No. 10670-VCL. The actions generally allege, among other things, that the Board of Directors breached its fiduciary duties to Advent's stockholders by engaging in a flawed sales process, agreeing to a transaction price that does not adequately compensate Advent stockholders, and agreeing to certain deal protection terms in the Merger Agreement that allegedly preclude a potential competing bid. The actions also allege that the other defendants aided and abetted the Board of Directors' breaches of fiduciary duties. The actions seek various remedies including to enjoin or rescind the merger, damages, and costs.

ADVENT SOFTWARE, INC.
SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter(2)	Second Quarter(3)	Third Quarter(4)	Fourth Quarter(5)
	(in thousands, except per share data)
2014(1):
Net revenues	$96,804	$100,370	$98,982	$100,664
Gross margin	$69,098	$70,579	$69,098	$71,300
Income from continuing operations	$19,313	$21,753	$20,244	$22,432
Net income from continuing operations	$10,907	$12,655	$12,003	$14,698
Net (loss) income from discontinued operation	$(21)	$(16)	$(20)	$5
Net income	$10,886	$12,639	$11,983	$14,703
Basic net income (loss) per share:
Continuing operations	$0.21	$0.25	$0.23	$0.28
Discontinued operation	$—	$—	$—	$—
Total operations	$0.21	$0.25	$0.23	$0.28
Diluted net income (loss) per share:
Continuing operations	$0.20	$0.24	$0.22	$0.27
Discontinued operation	$—	$—	$—	$—
Total operations	$0.20	$0.24	$0.22	$0.27
2013(1):
Net revenues	$92,490	$96,123	$96,767	$97,579
Gross margin	$64,011	$65,727	$64,976	$68,524
Income from continuing operations	$16,213	$(5,849)	$17,371	$18,397
Net income from continuing operations	$12,057	$(4,155)	$9,833	$11,017
Net (loss) income from discontinued operation	$(22)	$110	$(20)	$(18)
Net income	$12,035	$(4,045)	$9,813	$10,999
Basic net income per share:
Continuing operations	$0.24	$(0.08)	$0.19	$0.22
Discontinued operation	$—	$—	$—	$—
Total operations	$0.24	$(0.08)	$0.19	$0.22
Diluted net income per share:
Continuing operations	$0.23	$(0.08)	$0.18	$0.20
Discontinued operation	$—	$—	$—	$—
Total operations	$0.23	$(0.08)	$0.18	$0.20

(1)
Net income (loss) per share is based on actual calculated values and totals may not sum due to rounding.

(2)
The Company's results of operations for the first quarter of 2014 include $0.2 million in restructuring charges. The Company's results of operations for the first quarter of 2013 include restructuring charges of $2.3 million.

(3)
The Company's results of operations for the second quarter of 2014 include $1.7 million in restructuring charges. The Company's results of operations for the second quarter of 2013 include $21.9 million of stock-based compensation expense related to the equity award modification, $6.0 million for advisory fees related to the dividend recapitalization (debt modification, Special Dividend and equity award modification), and $0.8 million in restructuring charges.

(4)
The Company's results of operations for the third quarter of 2014 include $2.6 million in restructuring charges. The Company's results of operations for the third quarter of 2013 include $2.5 million of stock-based compensation expense related to the equity award modification, and a restructuring benefit of $(0.2) million.

(5)
The Company's results of operations for the fourth quarter of 2014 include $0.1 million in restructuring charges. The Company's results of operations for the fourth quarter of 2013 include $2.3 million of stock-based compensation expense related to the equity award modification and $0.8 million in restructuring charges.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures

        The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management evaluated, with the participation of the Principal Executive Officer and Principal Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Management's annual report on internal control over financial reporting

        See "Management's Report on Internal Control over Financial Reporting" on page 76.

Changes in internal control over financial reporting

        There were no changes in our internal control over financial reporting which were identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the fourth quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, Advent's internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information on Directors appearing under the heading "Corporate Governance", "Corporate Governance and Nominating Committee Matters" and "Proposal No. 1: Election of Directors" in the Notice of the 2015 Annual Meeting of Stockholders and 2015 Proxy Statement, to be filed pursuant to Rule 14a-6(b) under the Securities and Exchange Act of 1934 (the "Exchange Act"), in connection with Advent Software Inc.'s (the "Company's") 2015 Annual Meeting of Stockholders (the "2015 Proxy Statement"), is incorporated by reference in this Annual Report on Form 10-K. Information required by this Item related to the executive officers can be found in the section captioned "Executive Officers of the Registrant" under Part I, "Item 1. Business" of this Annual Report on Form 10-K, and is also incorporated herein by reference. Information required by this Item regarding any material changes to the process by which security holders may recommend nominees to the Company's Board of Directors appears under the heading "Procedural Matters" in our 2015 Proxy Statement and is incorporated herein by reference.

        The information contained under the heading "Beneficial Ownership Reporting Compliance Section 16(a)" in the Company's 2015 Proxy Statement are incorporated by reference in this Annual Report on Form 10-K.

        The current members of the audit committee are James D. Kirsner (Chair), Asiff S. Hirji and Wendell Van Auken, each of whom is "independent" as defined by current Nasdaq listing standards. Advent's Board of Directors has determined that all members of the Company's Audit Committee are financial experts as defined by Item 401(h) of Regulation S-K of the Exchange Act.

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

Item 11.    Executive Compensation

        Information required by this Item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders, where it is included under the caption "Compensation Committee Matters."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required by this Item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders, where it is included under the captions "Beneficial Security Ownership of Management and Certain Beneficial Owners," and "Equity Compensation Plan Information."

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required by this Item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders, where it is included under the caption "Certain Relationships and Related Transactions" and "Corporate Governance."

Item 14.    Principal Accountant Fees and Services

        Information required by this Item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders, where it is included under the caption "Fees to Independent Registered Public Accounting Firm."

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
The following documents are filed as part of this Report

  1. Financial Statements

        The following are included in Item 8:

  2. Financial Statement Schedule

        The following financial statement schedule for the years ended December 31, 2014, 2013 and 2012 should be read in conjunction with the consolidated financial statements of Advent Software, Inc. filed as part of this Annual Report on Form 10-K:

Schedule II
ADVENT SOFTWARE, INC
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2014, 2013 and 2012

	Balance at Beginning of Period	Additions (Reductions) Charged to Expense	Write-offs / Adjustments	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
2012	$106	$403	$(399)	$110
2013	$110	$278	$(157)	$231
2014	$231	$30	$(225)	$36
Allowance for sales returns:
2012	$1,816	$1,154	$—	$2,970
2013	$2,970	$(306)	$—	$2,664
2014	$2,664	$(521)	$—	$2,143
Deferred tax asset valuation allowance:
2012	$892	$(35)	$5	$862
2013	$862	$(36)	$—	$826
2014	$826	$(29)	$—	$797

        Schedules other than those listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

  3. Exhibits

        Index to exhibits

        The following exhibits are filed as a part of, or incorporated by reference into this Form 10-K:

		Incorporated by Reference
Exhibit Number						Filed Herewith
	Exhibit Description	Form	Date	Number
1.1	Underwriting Agreement, dated August 13, 2014 between a stockholder of Advent Software, Inc. and UBS Securities LLC, the underwriter thereto	8-K	8/15/2014	1.1
2.1	Agreement and Plan of Merger, dated as of February 2, 2015, by and among SS&C Technologies Holdings, Inc., Arbor Acquisition Company, Inc. and Advent Software, Inc.	8-K	2/3/2015	2.1
3.1	Third Amended and Restated Certificate of Incorporation of Registrant	8-K	6/8/2010	3.1
3.2	Amended and Restated Bylaws of Registrant	8-K	2/3/2015	3.1
4.1	Specimen Common Stock Certificate of Registrant	SB-2	11/15/1995		**
10.1	Form of Indemnification Agreement for Executive Officers and Directors*	SB-2	11/15/1995		**
10.2	1993 Profit Sharing & Employee Savings Plan, as amended*	SB-2	11/15/1995		**
10.3	2005 Employee Stock Purchase Plan*	DEF 14A	4/22/2005	Appendix A
10.4	Office Lease dated January 6, 2006, between Toda Development, Inc. and Advent for facilities located at 600 Townsend Street in San Francisco, California.	8-K	1/12/2006	10.1
10.5	Executive Severance Plan dated March 14, 2006*	10-K	3/31/2006	10.13
10.6	Summary of Plan Terms for 2008 Executive Short-Term Incentive Plan*	8-K	2/5/2008	10.1
10.7	2002 Stock Plan, as amended*	DEF 14A	4/4/2008	Appendix A
10.8	Summary of Plan Terms for 2009 Executive Short-Term Incentive Plan*	8-K	1/26/2009	10.1

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
10.9	Office Lease dated September 30, 2009 between 1114 6th Avenue Co. LLC and Advent for facilities located at 1114 Avenue of the Americas in New York, New York.	8-K	10/6/2009	10.1
10.10	2002 Stock Plan, as amended*	DEF 14A	4/1/2009	Appendix A
10.11	Summary of Plan Terms for 2010 Executive Short-Term Incentive Plan*	8-K	2/18/2010	10.1
10.12	Description of Director Compensation	10-K	3/12/2010	10.16
10.13	2002 Stock Plan, as amended*	8-K	6/8/2010	10.1
10.14	Summary of Plan Terms for 2011 Executive Short-Term Incentive Plan*	8-K	5/16/2011	10.1
10.15	Summary of Plan Terms for 2012 Executive Short-Term Incentive Plan*	8-K	2/13/2012	n/a
10.16	2002 Stock Plan, as amended*	DEF 14A	3/30/2012	Appendix A
10.17	Executive Severance Plan dated March 14, 2006, as amended*	10-Q	11/8/2012	10.1
10.18	Amended and Restated Credit Agreement	8-K	6/13/2013	10.1
10.19	Amended and Restated Guarantee and Collateral Agreement	8-K	6/13/2013	10.2
10.20	1995 Director Option Plan, as amended*	10-Q	8/5/2013	10.3
10.21	1998 Nonstatutory Stock Option Plan, as amended*	10-Q	8/5/2013	10.4
10.22	2002 Stock Option Plan, as amended*	10-Q	8/5/2013	10.5
10.23	2002 Stock Plan, as amended*	10-Q	8/5/2013	10.5
10.24	Stock Repurchase Agreement, dated August 8, 2013, by and between Advent Software, Inc. and representatives for several underwriters under the Underwriting Agreement	10-Q	11/8/2013	10.4
10.25	Description of Director Compensation	10-K	2/25/2014	10.24
10.26	Chief Executive Officer Severance Plan*	10-Q	3/20/2014	10.1
10.27	Executive Severance Plan dated March 14, 2006, as amended*	10-Q	3/20/2014	10.2

Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
10.28	Lease amendment dated January 28, 2015 between Toda America, Inc. and Advent Software, Inc. for facilities located at 600 Townsend Street in San Francisco, California	8-K	2/2/2015	10.1
10.29	2002 Stock Plan, as amended	8-K	5/13/2014	10.1
21.1	Subsidiaries of Advent				X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included on page 132 of this Form 10-K)				X
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation				X
101.LAB	XBRL Taxonomy Extension Labels				X
101.PRE	XBRL Extension Presentation				X
101.DEF	XBRL Taxonomy Extension Definition				X

*
Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

**
Incorporated by reference to the exhibit filed with Advent's registration statement filed on Form SB-2 (commission file number 33-97912-LA), declared effective on November 15, 1995.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 24th day of February, 2015.

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

Signature	Title	Date

/s/ DAVID PETER HESS David Peter Hess	Chief Executive Officer, President and Director (Principal Executive Officer)	February 24, 2015
/s/ JAMES S. COX James S. Cox	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2015
/s/ STEPHANIE G. DIMARCO Stephanie G. DiMarco	Chair of the Board	February 24, 2015
/s/ MICHAEL L. FRANDSEN Michael L. Frandsen	Director	February 24, 2015
/s/ ASIFF S. HIRJI Asiff S. Hirji	Director	February 24, 2015
/s/ JAMES D. KIRSNER James D. Kirsner	Director	February 24, 2015
/s/ ROBERT M. TARKOFF Robert M. Tarkoff	Director	February 24, 2015
/s/ WENDELL G. VAN AUKEN Wendell G. Van Auken	Lead Independent Director	February 24, 2015