Form 10-K/A
period 2014-12-31
ADVENT SOFTWARE INC /DE/
filed 2015-04-29
CIK 1002225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of June 30, 2014 was 51,484,730. The aggregate market value of the registrant’s common stock held by non-affiliates, based upon the closing price on June 30, 2014, as reported on the NASDAQ National Market System, was approximately $677 million. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 31, 2015, there were 52,667,039 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On February 24, 2015, Advent Software, Inc. (“Advent” or the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Original Form 10-K”) with the U.S. Securities and Exchange Commission (“SEC”). This Amendment No. 1 (“Amendment”) amends Part III, Items 10 through 14 of the Original Form 10-K previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement that involves the election of directors if such definitive proxy statement is filed with the SEC within 120 days after the end of the Company’s fiscal year.  The Company will not file its definitive proxy statement involving the election of directors within 120 days of its fiscal year ended December 31, 2014 and is therefore amending the Original Form 10-K as set forth below.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officers and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the SEC on February 24, 2015, and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

For information relating to our executive officers, please see “Executive Officers of Registrant” in Part I of the Original Form 10-K.

The names of and certain information regarding the members of the Company’s Board of Directors (the “Board”) are set forth below.  Age and other information in each director’s biography are as of December 31, 2014.

Name	Age	Position(s) with the Company	Director Since
David Peter F. Hess Jr.	44	Chief Executive Officer, President and Director	2012
Stephanie G. DiMarco	57	Chair of the Board	1983
Michael L. Frandsen	53	Director	2014
Asiff S. Hirji	49	Director	2011
James D. Kirsner	71	Director	2006
Robert M. Tarkoff	46	Director	2012
Wendell G. Van Auken	70	Lead Independent Director	1995

David Peter F. Hess Jr.

Mr. David Peter F. Hess Jr. joined Advent in 1994 and currently serves as Chief Executive Officer and President of Advent. Mr. Hess is responsible for defining Advent’s vision, setting strategy and overseeing execution across the global business. Mr. Hess has served as Chief Executive Officer of Advent since June 2012, and as President of Advent since December 2008. From February 2007 to December 2008, Mr. Hess served as Executive Vice President and General Manager of Advent’s Investment Management Group. From May 2004 to February 2007, Mr. Hess served as Executive Vice President and General Manager of our Global Accounts group. In this role, Mr. Hess had global responsibility for strategy, product marketing, sales, services, and support of Advent solutions for the asset management industry’s largest firms. Mr. Hess has held a variety of other positions in the company including Vice President of Sales and Vice President of Marketing. Mr. Hess holds a B.A. from Princeton University.

Mr. Hess’ active involvement with the Company since 1994 provides the Board with invaluable knowledge and a comprehensive understanding of the Company’s mission and goals. His knowledge of the Company, its market and its customers, along with his leadership capabilities and business acumen, bring enormous value to the Company and its success.

Director qualifications:

•                  Leadership, industry and technology experience — CEO and President of the Company.

Stephanie G. DiMarco

Ms. Stephanie G. DiMarco founded Advent in June 1983 and currently serves as Chair of the Board since being appointed in September 2013. She previously served as Chair of the Board from November 1995 until December 2003, and as a member of the Board thereafter. Ms. DiMarco served as Chief Executive Officer from June 1983 to November 1999 and from December 2003 to June 2012, after serving as interim CEO from May 2003. She also served as President from June 1983 to April 1997 and again from May 2003 to December 2008. She is a former member of the Board of Trustees of the UC Berkeley Foundation, serves on the Advisory Board of the College of Engineering at the University of California, Berkeley, and is a board member of Summer Search and the Presidio Institute, both non-profit organizations. Ms. DiMarco holds a B.S. in Business Administration from the University of California at Berkeley.

Ms. DiMarco’s extensive experience as founder of the Company provides the Board with a wealth of knowledge and understanding of the Company’s history and operations.

Director qualifications:

•                  Leadership, finance, industry and technology experience — founder and former Chief Executive Officer of the Company.

Michael L. Frandsen

Mr. Michael L. Frandsen has been a director since May 2014. Mr. Frandsen is currently Vice President of Products at Workday, Inc. and has been responsible for product management, quality assurance and product delivery since January 2010. Prior to joining Workday, Mr. Frandsen was CEO at Potenco, Inc., a developer of hand-held micro-generators, from January 2008 to December 2008. From November 2006 to July 2007, Mr. Frandsen served as Senior Vice President of Product Management and Product Strategy of DemandTec, Inc, a SaaS marketing and merchandising optimization solutions company. He also served as the Chief Executive Officer and President at TradePoint Solutions, Inc., a provider of SaaS-based retail promotion management applications, from September 2004 until its sale to DemandTec in November 2006. From November 1995 to December 2002, Mr. Frandsen served in various leadership roles at PeopleSoft, Inc. including Vice President and General Manager of Supply Chain Management. From February 1984 to October 1995, he served as Product Executive and Associate Partner with Andersen Consulting (now Accenture), specializing in software strategy, product planning, development and customer support. Mr. Frandsen holds a B.S. degree in Finance and Information Systems from the University of Colorado.

Mr. Frandsen brings a wealth of product management and strategy expertise and leadership experience within the technology space to Advent’s Board of Directors.

Director qualifications:

•                  Leadership and technology experience — senior executive of a technology company, and former chief executive officer, president and senior executive of several technology companies.

Asiff S. Hirji

Mr. Asiff S. Hirji has been a director since September 2011. Mr. Hirji is the founder of Inflekxion LLC, a private investment firm and currently serves as the Chief Restructuring Officer of Hewlett-Packard. He previously served as a Partner with TPG Capital and helped lead their efforts in Financial Services, Technology and E-commerce. Prior to joining TPG, Mr. Hirji was an officer of TD Ameritrade from 2003 to 2007 including serving as President and COO. From 2002 to 2003 Mr. Hirji was a Partner at Bain & Company and a leader of their IT and Financial Services practices. Mr. Hirji holds a B.S. in Computer Science from the University of Calgary and an MBA with honors from the University of Western Ontario. Mr. Hirji has also served as a director of Citrix Systems since 2006.

Mr. Hirji brings valuable insight to the Board through his private equity and investment experience, and has a deep understanding of the financial services industry and technology companies.

Director qualifications:

•                  Leadership, finance, industry and technology experience — former partner in investment firm, former president and chief operating officer of a financial services company.

James D. Kirsner

Mr. James D. Kirsner has been a director since January 2006. Mr. Kirsner currently serves on the board of directors of Fair Isaac Corporation, and until January 1, 2009, served on the board of Bank of Marin Bancorp. Mr. Kirsner also served on the board of Ask Jeeves, Inc. from 2001 to 2005. Mr. Kirsner retired from Arthur Andersen in 1993 as a partner, having joined its Audit and Business Advisory Practice in 1967. During Mr. Kirsner’s tenure at Arthur Andersen, he provided a wide range of professional services, primarily to financial services firms. Mr. Kirsner then served as Chief Financial Officer and Head of Barra Ventures at Barra, Inc., a leading investment risk management services company from 1993 to 2001. Most recently, Mr. Kirsner was a consultant and interim Chief Operations Officer for Tukman Capital Management during 2001. Mr. Kirsner holds a B.S. degree in Economics and an M.S. degree in Accounting from the Wharton School of the University of Pennsylvania. Mr. Kirsner was also a general course student at the London School of Economics. Mr. Kirsner became a CPA in 1970 and currently is on retired status as a CPA.

Through his professional career, Mr. Kirsner has developed extensive financial and accounting expertise which provides the Board with important perspectives on understanding the impact of various financial and accounting issues. His tenure in a public accounting role and his experience as the CFO of a public company enhances the Board’s knowledge of financial reporting matters.

Director qualifications:

•                  Leadership, finance and industry experience — former partner of an accounting firm, former chief financial officer of an investment risk management services company, former chief operating officer of an investment management firm, and current and former member of the boards of directors of several companies.

Robert M. Tarkoff

Mr. Robert M. Tarkoff has been a director since September 2012. Mr. Tarkoff is currently President and CEO of Lithium Technologies and has been responsible for its strategic direction and operation since September 2011. From April 2008 to September 2011, he served as  Senior Vice President and General Manager of  Adobe Systems Incorporated’s Digital Enterprise Solutions business unit. Prior to joining Adobe, Mr. Tarkoff held several executive positions at EMC Corporation, Documentum, Inc. and Commerce One, Inc. Earlier in his career, Mr. Tarkoff was an associate attorney at the law firm of Wilson Sonsini Goodrich & Rosati, P.C. Additionally, Mr. Tarkoff is a member of the board of advisors for the Lawrence Hall of Science and has previously served on the board of directors for Borland Software Corporation and Onyx Software. Mr. Tarkoff holds a J.D. from Harvard Law School and a B.A. degree from Amherst College.

As a result of his current executive position at Lithium Technologies, Inc., as well as his former positions as a senior executive at other technology organizations, Mr. Tarkoff provides the Board with extensive and relevant executive leadership, worldwide operations and technology industry experience.

Director qualifications:

•                  Leadership and technology experience — chief executive officer and president of a technology company and former senior executive of several technology companies.

Wendell G. Van Auken

Mr. Wendell G. Van Auken has been the Lead Independent Director since September 2013 and a director since September 1995.  Mr. Van Auken is currently a Partner Emeritus at Mayfield Fund. He became a General Partner at the firm in October 1986 and is a Managing Director of various investment entities affiliated with Mayfield.  He has led investments in a wide range of industries, particularly in B2B e-commerce, the information and financial service areas, and the convergence of the Internet and traditional broadcast industries. Before joining Mayfield Fund, Mr. Van Auken had a career as a Founding Officer, Executive, Chief Financial Officer and/or Chief Executive Officer for three startups in diverse industries: Sunset Designs, System Industries, and Infinitek. He started his career in computer manufacturing operations at Hewlett Packard in 1968. Mr. Van Auken is a Director of Montgomery Street Income Securities Inc., a management investment company. Mr. Van Auken holds a B.E.E. from Rensselaer Polytechnic Institute and an M.B.A. from Stanford University.

Mr. Van Auken’s investment experience, executive management experience, and financial expertise as well as his length of service on the Board provides the Board with valuable knowledge, unique insights and operational perspective and helps ensure appropriate oversight of our financial reporting and accounting risks.

Director qualifications:

•                  Leadership, finance and industry experience — partner emeritus/former general partner of a venture capital firm, former entrepreneur/business executive of several companies.

CORPORATE GOVERNANCE

Board of Directors

The role of the Board is to oversee the performance of the chief executive officer and other senior management of the Company in accordance with the best interests of our stockholders. The Board has responsibility for oversight of broad corporate policies and formulation of the long-term strategic, financial and organizational goals of the Company. Management is responsible for the day-to-day operations of the Company. In fulfilling its role, each director is expected to exercise his or her business judgment on an informed basis, in good faith, and in the belief that the action being taken is in the best interests of the Company. The Board is currently composed of seven persons and, other than Ms. DiMarco and Mr. Hess, all directors are “independent” under the applicable standards of the U.S. Securities and Exchange Commission (SEC) and The NASDAQ Stock Market.

Board Leadership

Our Company is led by our Chief Executive Officer (CEO) and President, Mr. Peter Hess, who joined Advent in 1994, was appointed as President of Advent in December 2008 and was promoted to CEO and President in June 2012. As of the date hereof, our Board is comprised of Mr. Hess, Ms. DiMarco, and five independent directors. Ms. DiMarco, the founder of Advent and our former CEO, has served as Chair of the Board since September 2013. Mr. Wendell Van Auken has served as Lead Independent Director since September 2013.

We believe that the separation of the roles of the CEO and Chair is appropriate at this time because it allows our CEO to focus on our business operations, strategy and corporate vision. Our CEO is responsible for establishing the strategic direction of the Company and directing the leadership and day-to-day business of the Company, under the oversight of the Board. Given that our Chair founded Advent and served as our CEO until June 2012, we benefit significantly from her extensive experience with, and knowledge of, the Company and its customers, markets, operations and employees; however, she is not yet regarded as independent under the NASDAQ rules. Therefore, we believe that having a Lead Independent Director provides an appropriate level of independent oversight and value to the Company.  The Lead Independent Director, in consultation with our CEO, sets the agenda for meetings of the Board, presides over Board meetings, acts as a liaison between our CEO and the independent directors and chairs any sessions or meetings of independent directors. We also believe that independent and effective oversight of Advent’s business is maintained by our substantial majority of independent directors, the independence of all the members of the Board’s Audit, Compensation and Corporate Governance Committees, and the leadership of our independent directors. On a regular basis, as part of our governance review, the Board (led by the Corporate Governance and Nominating Committee) evaluates our leadership structure to ensure that it remains an effective structure for our Company and our stockholders.

The Board has adopted and regularly reviews, refines and updates our Corporate Governance Principles that set forth our principal corporate governance policies, including the oversight responsibilities of the Board of Directors. A current copy of the Corporate Governance Principles is available on our corporate website at www.advent.com and may be found as follows:

1.              From our main web page, first click on “About Us”;

2.              Next, click on “Investor Relations”;

3.              Next, click on “Corporate Governance”; and

4.              Finally, click on “Corporate Governance Principles”.

In addition, we have a mechanism for stockholders to communicate directly to our independent directors as a group or with any individual director. See “Communication with the Board” below.

The Board has three standing committees—Audit, Compensation, and Corporate Governance and Nominating.  Each of the three committees is comprised solely of independent directors, with each of the three committees having a separate chair.  In addition, each committee has a charter that sets forth its purpose and principal responsibilities. As provided in our Corporate Governance Principles, our independent directors meet in executive sessions at each regular Board meeting.

Our directors represent a broad range of industry experience, having had senior management leadership experience at the policy-making level in business and technology and in areas relevant to the Company’s business, and our directors regularly contribute to the effective oversight of the business and affairs of the Company. We believe that our directors should be of good character and possess sound judgment and high integrity.

Risk Oversight

The Company’s senior management is responsible for assessing and managing the Company’s risks on a day-to-day basis. Our Board is responsible for overseeing the Company’s overall enterprise risk management. Our Audit Committee is responsible for providing oversight of the Company’s risk management with respect to significant financial and accounting policies, and our Compensation Committee oversees risks related to our compensation policies.  Both the Audit and Compensation Committees report their findings to the full Board.  In addition, at its meetings, the Board discusses risks that the Company faces, and management highlights what it believes to be the most relevant risks to the Company. Furthermore, the Board’s oversight of enterprise risk involves assessment of the risk inherent in the Company’s long-term strategies reviewed by the Board, as well as other matters brought to the attention of the Board. We believe that the structure and experience of our Board allows our directors to provide effective oversight of risk management. As a technology company, we believe innovation and technological advancement includes a certain amount of measured risk taking. The Board, however, recognizes that it is the Company’s and its management’s responsibility to identify and attempt to mitigate those risks that could cause significant damage to the Company’s business or stockholder value.

Governance Principles, and Code of Business Ethics and Conduct

The Board has adopted Corporate Governance Principles. In addition, the Company has adopted a Code of Business Ethics and Conduct for its directors, officers, and employees, including its principal executive and senior financial officers. These materials are available on the Investor Relations section of our corporate website at www.advent.com. If the Board makes any substantive amendment to this Code of Business Ethics and Conduct or grants any waiver, including any implicit waiver, from the provisions of the Code to one of our principal executive or senior financial officers, we will disclose the nature of the amendment or waiver on our corporate website at www.advent.com, or in a Current Report on Form 8-K filed with the SEC.

Committees of the Board

The Board has established three standing committees to assist it with the performance of its responsibilities: the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee. The membership of each committee as of December 31, 2014, the number of meetings held by each committee in fiscal 2014 and other descriptive information is summarized below.

Director	Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee
David Peter F. Hess Jr.
Stephanie G. DiMarco
Michael L. Frandsen		X(1)
Asiff S. Hirji	X (2)	Chair	X
James D. Kirsner	Chair		X
Robert M. Tarkoff		X
Wendell G. Van Auken	X		Chair
Total Meetings in 2014	5	5	3
Total Actions by Unanimous Written Consent in 2014	0	12(3)	1

(1) Effective May 7, 2014, Mr. Frandsen was elected to the Board of Directors and was appointed as a member of the Compensation Committee.

(2) Effective May 7, 2014, Mr. Hirji was appointed as a member of the Audit Committee.

(3) The purpose of the Actions by Unanimous Written Consent was primarily to approve equity awards to non-executive employees of the Company.

Audit Committee. The Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act, consists of directors Kirsner, Hirji and Van Auken, each of whom is “independent,” as defined by the listing standards of The Nasdaq Stock Market for audit committee members and meets the criteria for independence under relevant SEC rules. Mr. Kirsner is the Chairman of the Audit Committee. The Board has determined that directors Kirsner, Hirji and Van Auken are “audit committee financial experts” as defined under the rules of the SEC.  The Audit Committee acts pursuant to a written charter adopted and approved by the Board, which is available on our corporate website at www.advent.com. For a description of the Audit Committee responsibilities, see the “Responsibilities and Duties” section of the Audit Committee Charter.

Compensation Committee.  The Compensation Committee consists of directors Hirji, Frandsen and Tarkoff, each of whom is “independent” as defined in the listing standards of The Nasdaq Stock Market and relevant SEC and IRS rules. Mr. Hirji is the Chairman of the Compensation Committee. The Compensation Committee acts pursuant to a written charter adopted and approved by the Board of Directors, which is available on our corporate website at www.advent.com. For a description of the Compensation Committee’s responsibilities, see the “Responsibilities and Duties” section of  the Compensation Committee Charter. See also “Compensation Committee Report for the Year Ended December 31, 2014” and “Compensation Discussion and Analysis” in Item 11 of this Amendment.

Corporate Governance and Nominating Committee.  The Corporate Governance and Nominating Committee consists of directors Hirji, Kirsner and Van Auken, each of whom is “independent” as defined in the listing standards of The Nasdaq Stock Market and relevant SEC rules.  Mr. Van Auken is the Chairman of the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee acts pursuant to a written charter adopted and approved by the Board of Directors, which is available on our corporate website at www.advent.com. The Corporate Governance and Nominating Committee is responsible for, among other things, (i) development and review of general criteria regarding the qualifications and selection of Board members and recommending candidates for election to the Board, (ii) developing, maintaining and enforcing principles of corporate governance, which include the review of any proposed amendments to the Company’s Certificate of Incorporation and Bylaws and any stockholder proposals related to corporate governance, (iii) evaluating the performance of the Board, and (iv) reviewing and making recommendations regarding the composition and mandate of Board committees.

Other Committees.  In addition to the committees set forth above, the Board may periodically establish other standing or special committees to assist it with the performance of its responsibilities.  For example, in September 2013, the Board established an Operating Committee consisting of directors Hirji, DiMarco and Tarkoff, which is a special committee that acts as an advisory body to management of the Company including advising on strategy, operations and other matters.  In December 2014, the Board established a Strategic Transaction Committee consisting of directors DiMarco, Kirsner, Tarkoff and Van Auken, which is a special committee that was established for the purpose of soliciting, evaluating, negotiating and making recommendations to the Board regarding strategic transactions involving the Company.

Process for Nominating Directors

It is the policy of the Corporate Governance and Nominating Committee to consider recommendations for candidates to the Board from stockholders. Stockholder recommendations for candidates to the Board must be directed in writing to Advent Software, Inc., Corporate Secretary, 600 Townsend Street, Suite 500, San Francisco, California 94103, and must include the candidate’s name, home and business contact information, detailed biographical data and qualifications, information regarding any relationships between the candidate and the Company within the last three years, and evidence of the recommending person’s ownership of the Company’s Common Stock. Stockholder nominations to the Board must meet the requirements set forth in the Company’s Bylaws and applicable law.

The Corporate Governance and Nominating Committee’s general process and criteria for identifying and evaluating the candidates that it recommends to the full Board for selection as director nominees are as follows:

•                  The Committee regularly reviews the composition and size of the Board.

•                  In evaluating and identifying candidates, the Committee has the authority to retain and terminate any third-party search firm that is used to identify director candidates, and has the authority to approve the fees and retention terms of any search firm.

•                  In its evaluation of director candidates, including the members of the Board eligible for re-election, the Committee seeks to achieve a balance of knowledge, experience and capability on the Board and considers (1) the size and composition of the Board and the needs of the Board and the respective committees of the Board, (2) such factors as issues of character, judgment, diversity, age, expertise, business experience, length of service, independence, other commitments and the like, and (3) such other factors as the Committee may consider appropriate. While the Board does not have a specific diversity policy, the Board considers diversity of race, ethnicity, gender, age, cultural background and professional experience, which the Board recognizes as contributing to a diversity of viewpoints and effective decision-making.

•                  While the Committee has not established specific minimum qualifications for Director candidates, the Committee believes that candidates and nominees must reflect a Board that is comprised of directors who (1) are predominantly independent, (2) are of high integrity, (3) have broad, business-related knowledge and experience at the policy-making level, including an understanding of the financial services industry and Advent’s business in particular, (4) have qualifications that will increase overall Board effectiveness and (5) meet other requirements as may be required by applicable rules, such as financial literacy or financial expertise with respect to Audit Committee members.

•                  With regard to candidates who are properly recommended by stockholders or by other means, the Committee will review the qualifications of any such candidate, which review may, at the Committee’s discretion, include interviewing references for the candidate, direct interviews with the candidate, background checks by the Committee or by a third party service provider or other actions that the Committee deems necessary or proper.

•                  The Committee will apply these same principles when evaluating Board candidates who may be elected initially by the full Board to fill vacancies or add additional directors prior to the annual meeting of stockholders at which directors are elected.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company believes that all of its directors, officers and applicable shareholders timely filed these reports.

Item 11. Executive Compensation

COMPENSATION COMMITTEE MATTERS

Scope of Authority

The Compensation Committee’s responsibilities, which are discussed in detail in its charter, include, among other duties:

•                  Reviewing and approving, for the CEO and executive officers of the Company, (i) annual base salary, (ii) annual incentive bonus, including the specific goals and amount, (iii) equity compensation, (iv) any employment agreement, severance arrangement and change in control agreement/provision, (v) any signing bonus or payment of relocation costs and (vi) any other material benefits, compensation or arrangements not available to employees generally;

•                  Specifically with respect to the CEO, reviewing and approving compensation of the CEO based on corporate goals and objectives relevant to his performance, and considering identified and other factors related to the performance of the Company;

•                  Overseeing the Company’s equity compensation plans and acting as the administrator of such plans;

•                  Overseeing the Company’s overall compensation plans and benefits, including the Company’s 401(k) plan and bonus plans and making recommendations to the Board with respect to improvements or changes to such plans or the adoption of new plans when appropriate;

•                  Evaluating on a periodic basis of the competitiveness of (i) the compensation of the CEO and the Executive Management Team (EMT) of the Company and (ii) the Company’s overall compensation plans;

•                  Considering the results of stockholder advisory votes on executive compensation, making recommendations to the Board regarding the frequency of such votes, and approving the proposal on such votes to be included in Advent’s annual proxy statement;

•                  Reviewing and discussing with management the Company’s Compensation Discussion and Analysis as required by the applicable rules and regulations of the SEC (“SEC Rules”) and any other applicable rules and regulations;

•                  Preparing and publishing an annual Compensation Committee report as required by SEC Rules;

•                  Periodically reviewing and reassessing the adequacy of the Compensation Committee Charter and recommending any proposed changes to the Board for approval;

•                  Overseeing management’s determination as to whether the compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the Company;

•                  Establishing and administering stock ownership guidelines applicable to members of the Board, CEO and EMT members directly reporting to the CEO; and

•                  Evaluating director compensation, consulting with outside consultants as appropriate, and making recommendations to the Board regarding director compensation.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is composed of directors Frandsen, Hirji  and Tarkoff. No interlocking relationship exists between any EMT members or member of the Company’s Board or Compensation Committee and any member of the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. No member of the Compensation Committee is or was formerly an officer or an employee of the Company or its subsidiaries. The Compensation Committee is composed entirely of independent members of the Board, as determined under Nasdaq, SEC and Internal Revenue Code rules.

Compensation of Non-Employee Directors

The Compensation Committee evaluates and makes recommendations to the Board regarding the form and amount of compensation for non-employee directors. Employee directors receive no additional compensation for service on the Board. Advent’s director compensation program is designed to enable continued attraction and retention of highly qualified directors by ensuring that director compensation is in line with peer companies competing for director talent, and is designed to address the time, effort, expertise and accountability required of active Board membership. In general, the Compensation Committee and the Board believe that annual compensation for non-employee directors should consist of both a cash component, designed to compensate members for their service on the Board and its committees, and an equity component, designed to align the interests of directors and stockholders and, by vesting over time, to create an incentive for continued service on the Board.

The Compensation Committee regularly reviews director compensation, including, among other things, comparing Advent’s director compensation practices with those of other public companies of comparable size. In conducting such reviews, the Compensation Committee retains the services of an independent compensation consultant.

Cash Compensation. All retainers and fees are paid quarterly in arrears, and non-employee directors are eligible for reimbursement of their expenses incurred in connection with attendance at Board meetings in accordance with Advent’s policies.

Non-employee directors receive an annual cash retainer of $50,000 for their service on the Board, with the Chair and Lead Independent Director receiving an additional $20,000. Additionally, directors receive committee fees for each committee on which he or she serves as follows:

	Chair	Member
	Retainer	Retainer
Audit Committee	$20,000	$10,000
Compensation Committee	$15,000	$5,000
Corporate Governance and Nominating Committee	$10,000	$2,500
Operating Committee	$20,000	$10,000

Equity Compensation. The Compensation Committee may recommend changes to the levels of equity award grants, which must be approved by the full Board.

Each non-employee director is eligible to receive the following awards of stock appreciation rights (“SAR”) and restricted stock units (“RSU”) under the 2002 Stock Plan:

•                  Initial equity grant value upon joining the Board of approximately $300,000(4), with approximately 70%, or $210,000, of the grant value awarded in SARs (1) (5) and approximately 30%, or $90,000, of the grant value awarded in RSUs (2) (6).

•                  Annual equity grant value upon re-election to the Board of approximately $150,000(4), with approximately 70%, or $105,000, of the grant value  awarded in SARs (3) (5) and approximately 30%, or $45,000, awarded in RSUs (3) (6).

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

(4)                     The amount of SAR and RSU awards to be granted for the initial and annual equity grant are determined during the Company’s annual budgeting process, which occurs at the end of the prior fiscal year.

(5)                     Calculation of the amount of SAR awards to be granted is based on the fair value of SAR awards, computed in accordance with ASC 718, “Compensation-Stock Compensation.”

(6)                     Calculation of the amount of RSU awards to be granted is based on the fair value of RSU awards which is the price of the Company’s common stock.

In the event of a merger with or into another corporation, or other change in control, each non-employee director shall fully vest in and have the right to exercise all of his or her outstanding equity compensation (including outstanding stock options, SARs, RSUs, or performance shares). Upon a director’s retirement from the Board, the director’s unvested options, SARs and RSUs are canceled and returned to the Plan. However, if a director resigns from the Board effective at an annual stockholders’ meeting that is no more than 30 days prior to the vesting date of a grant, the director shall vest in that portion of the grant vesting on such vesting date.

Non-Employee Director Compensation Table

In May 2014, each non-employee director received their annual equity compensation, with the exception of Mr. Frandsen who received his initial equity grant, pursuant to the 2002 Stock Plan. The following table and related notes summarize grant information and cash and equity compensation of our non-employee directors during fiscal 2014 with respect to their Board service:

	Fees Earned or	Stock	Option	All Other
	Paid in Cash	Awards	Awards	Compensation	Total
Name	($)	($) (1) (6)	($) (2) (6)	($) (3)	($)
Stephanie G. DiMarco	80,000	37,887	62,081	13,761	193,729
Michael L. Frandsen (4)	35,780	75,745	138,860	—	250,385
Asiff S. Hirji (5)	94,005	37,887	62,081	13,865	207,838
James D. Kirsner	72,500	37,887	62,081	13,761	186,229
Robert M. Tarkoff	65,000	37,887	62,081	23,661	188,629
Wendell G. Van Auken	90,000	37,887	62,081	13,761	203,729

(1)         Amounts do not reflect the actual economic value realized by the non-employee director. Stock awards consist of RSUs. In accordance with SEC rules, the value of stock awards are based on the closing price of the stock on the date of grant multiplied by the number of shares awarded and disregard the impact of estimated forfeitures related to service-based vesting conditions.

(2)         Amounts do not reflect the actual economic value realized by the non-employee director. Option awards consist of SARs, which are valued based on aggregate grant date fair value of awards granted during the year computed in accordance with ASC 718, “Compensation-Stock Compensation.” Pursuant to SEC rules, the amounts shown disregard the impact of estimated forfeitures related to service-based vesting conditions. The assumptions and estimates are explained in Note 12 to the Company’s consolidated financial statements for the fiscal year ended December 31, 2014, included in the Original Form 10-K.

(3)         Amounts reflect cash payments made in connection with RSUs that vested during 2014 and had a right to a $9.00 dividend equivalent cash payment per RSU. In June 2013, the Company’s Board approved a one-time special cash dividend (the “Special Dividend”) of $9.00 per share payable on each share of the Company’s common stock. In connection with declaring the Special Dividend, equity award modifications were made in a manner that was intended to preserve the pre-cash dividend economic value of all outstanding awards. For RSU holders, the equivalent of $9.00 per share of common stock underlying the RSU is payable on the date the RSU vests. The equity award modification is more fully described in Note 12 to the Company’s consolidated financial statements for the fiscal year ended December 31, 2014, included in the Original Form 10-K.

(4)         Mr. Frandsen was appointed to the Board and Compensation Committee effective May 2014.

(5)         Mr. Hirji was appointed to the Audit Committee effective May 2014.

(6)         Additional information about non-employee director equity awards:

a.              The following table provides additional information about the stock awards and option awards made to non-employee directors during fiscal 2014:

	Stock Awards	Option Awards
	Granted	Granted
	During Fiscal	During Fiscal
	2014	2014
Name	(#)	(#)
Stephanie G. DiMarco	1,306	9,138
Michael L. Frandsen	2,611	18,277
Asiff S. Hirji	1,306	9,138
James D. Kirsner	1,306	9,138
Robert M. Tarkoff	1,306	9,138
Wendell G. Van Auken	1,306	9,138

b.              The following table sets forth the aggregate number of stock awards and option awards outstanding at the end of fiscal 2014:

	Stock Awards	Option Awards
	Outstanding at	Outstanding at
	Fiscal Year End	Fiscal Year End
Name	(#)	(#)
Stephanie G. DiMarco	1,306	464,994
Michael L. Frandsen	2,611	18,277
Asiff S. Hirji	2,465	42,297
James D. Kirsner	1,306	180,747
Robert M. Tarkoff	2,405	17,742
Wendell G. Van Auken	1,306	96,747

Compensation Committee Report for the Year Ended December 31, 2014

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis for fiscal 2014 included below. Based on the review and discussions, the Compensation Committee recommended to the Board, and the Board has approved, that the Compensation Discussion and Analysis be included in this Amendment.

COMPENSATION COMMITTEE
OF THE BOARD OF DIRECTORS

Asiff S. Hirji (Chair)
Michael L. Frandsen
Robert M. Tarkoff

EXECUTIVE COMPENSATION AND RELATED INFORMATION

COMPENSATION DISCUSSION AND ANALYSIS

Advent’s Compensation Discussion and Analysis addresses the following topics:

•                  An executive summary of our compensation program for our Named Executive Officers (NEOs) during fiscal year 2014:

•                  Mr. David Peter F. Hess, Jr., Chief Executive Officer (CEO) and President

•                  Mr. James S. Cox, Executive Vice President and Chief Financial Officer (CFO)

•                  Mr. Todd J. Gottula, Executive Vice President, Global Solutions Development and Chief Technology Officer (CTO)

•                  Mr. Christopher J. Momsen, Executive Vice President, Global Sales and Solutions

•                  Mr. Anthony E. Sperling, Executive Vice President, Global Client Experience

•                  The governance of our Executive Management Team (EMT) compensation program;

•                  Advent’s executive compensation philosophy and framework; and

•                  The elements of Advent’s executive compensation program.

Executive Summary

While this “Executive Compensation and Related Information” is intended to primarily focus on the compensation decisions we make with respect to our NEOs (as listed above), the Compensation Committee considers compensation more broadly throughout the Company and generally makes decisions about compensation that apply to a broader set of senior executives which we refer to as our EMT. This EMT includes not only our NEOs but also a broader group of individuals whom the Compensation Committee has deemed key to our success. Therefore, where we reference our EMT throughout this section, our NEOs are included in that group along with other key employees.

The Executive Summary highlights our pay-for-performance philosophy, long-term focus, key compensation programs and recent changes.

Executive Compensation Actions in 2014

We took the following actions regarding executive compensation in 2014:

•                  Variable pay awards earned by executives in 2014 aligned with our corporate performance relative to goals established at the beginning of the year;

•                  All of our executives received annual merit equity grants in March 2014 consistent with their level of performance and market practice; and

•                  In December 2013, the Compensation Committee approved equity compensation guidelines for the EMT, including our NEOs, that ties the vesting of the amount of their equity awards to achieving or exceeding three-year revenue and profitability goals. The guidelines applied to equity awards granted in 2014.

Corporate Governance

We also maintain the following policies as a matter of good corporate governance:

•                  We have stock ownership guidelines (which are discussed in greater detail below);

•                  Change-of-control benefits are based on a double-trigger philosophy which requires a change-of-control as well as a qualifying termination of employment before benefits are paid;

•                  Executive officers are not entitled to any tax gross-up treatment on any severance or change-of-control benefits;

•                  Our compensation programs are reviewed regularly by the Compensation Committee which determined, with the assistance of the Committee’s independent compensation consultant, Compensia Inc. (“Compensia”), that the Company’s compensation programs do not create inappropriate or excessive risk that is likely to have a material adverse effect on the Company;

•                  We have a policy prohibiting margining or short sales or trading in derivative securities involving Advent securities or any activities prohibited by law; and

•                  We have an equity compensation grant policy that provides for a specific process and methodology regarding the timing of equity awards.

Compensation Philosophy

Our overarching compensation goal is to reward the EMT through a strong pay-for-performance philosophy focusing on individual and Company results to achieve competitive, effective, reasonable and responsible cash, equity and benefits-based compensation. We believe this is accomplished through the following principles and processes:

1.              The EMT compensation is benchmarked annually against a peer group of companies selected on the basis of relevant industry, size and complexity to ensure that our compensation opportunities are within the range of comparative norms.

2.              Target compensation opportunities are established to be competitive within our relevant talent market for total cash (defined as base salary plus annual bonus), equity compensation and total compensation. The Compensation Committee considers several factors in determining overall compensation levels, including the pay practices of our peer group, relevant market data, internal equity, criticality of skills and the individual executive’s performance and potential.

3.              The majority of target total direct compensation (defined as base salary plus annual target bonus plus annual equity grant value) for the EMT is performance-based annual variable cash bonus and stock-based compensation. The composition of our compensation balances a long-term and short-term performance orientation and a positive relationship between our operational performance and shareholder return. For fiscal year 2014, such variable compensation, on average, exceeded 65% of target total direct compensation.

4.              We do not provide our employees, including our EMT, with a defined benefit pension plan, any supplemental executive retirement plans or retiree health benefits, except as required by local law or custom for employees outside the United States. Our NEOs may participate on the same basis as other U.S. employees in our Section 401(k) Retirement Savings Plan (the “401(k) Plan”). Advent makes a matching contribution to help attract and retain employees and to provide an additional incentive for our employees to save for their retirement in a tax-advantaged manner, the terms of which are outlined below.

5.              We provide a severance plan to the EMT that provides, consistent with peer company norms, standard severance benefits in the event of an involuntary termination of employment without cause, which are enhanced if the termination occurs in connection with a change in control.

6.              Compensation recommendations for the EMT are developed by our CEO. In 2014, Mr. Hess (except with respect to his own compensation), with input from our Human Resources Department, provided recommendations related to compensation for the EMT based on their individual performance within the context of our overall Company performance. These recommendations are presented to the Compensation Committee and analyzed by the independent compensation consultant, Compensia, which is retained by the Compensation Committee.

For fiscal 2014, the total direct compensation (defined as base salary plus actual annual bonuses awarded plus annual equity grant value) of the NEOs was competitive within our relevant market. Our compensation decisions are primarily based on each executive’s performance in the prior year within the context of our overall Company performance. Hence, our 2014 executive compensation levels are largely based on fiscal year 2013 performance.

Based on our fiscal year 2013 results, our Company performance relative to this same peer group:

•                  Exceeded the 50th percentile for fiscal year 2013 and the last three fiscal years with respect to operating margin; and

•                  Was below the 50th percentile for fiscal year 2013 and the last three fiscal years for revenue growth.

Based on our fiscal year 2014 results, our performance relative to this same peer group:

•                  Exceeded the 50th percentile for fiscal year 2014 for operating margin and total shareholder return as well as the last three fiscal years with respect to operating margin; and

•                  Was below the 50th percentile for fiscal year 2014 and the last three fiscal years for revenue growth.

Our Compensation Committee and CEO believe the level of total compensation for the NEOs in fiscal 2014 was reasonable and appropriate based on our achievements in 2014 and the variable, performance-based nature of our compensation program.

Our executive compensation programs have remained substantially the same for several years, with the exception of modifying the design of our variable compensation plan in 2012 to qualify for tax deductibility under Section 162(m) of the Internal Revenue Code. In addition, in 2014, we revised our EMT equity grants to increase the amount of equity awards tied to multi-year individual and Company performance metrics and vesting conditions. We believe our programs are effectively designed and working well in alignment with the interests of our stockholders, and are instrumental to achieving our business strategy.

Say-on-Pay Vote

On May 7, 2014, we held a stockholder advisory vote on the compensation of our named executive officers, commonly referred to as a “say-on-pay” vote. Our stockholders overwhelmingly approved the compensation of our named executive officers, with approximately 99% of stockholder votes cast in favor of our 2014 say-on-pay resolution. Given this result, and following consideration of it, the Compensation Committee has decided to retain our overall approach to executive compensation. In December 2013, the Compensation Committee approved new performance-based equity compensation guidelines for the EMT, including our NEOs, that ties vesting of a majority portion of their equity awards to achieving or exceeding three-year revenue and profitability goals. These new parameters were applied to equity awards granted in 2014.

Governance of the Executive Management Team Compensation Program

Role of the Compensation Committee

The Compensation Committee approves and evaluates Advent’s EMT compensation plans, policies and programs, including:

•                  Establishing the compensation philosophy for the EMT including the compensation objectives, target pay levels and the peer group for executive compensation and performance benchmarking;

•                  Approving and evaluating the EMT members’ compensation plans, policies and programs;

•                  Specifically with respect to the CEO, reviewing and approving compensation of the CEO based on corporate goals and objectives relevant to his performance, and considering identified and other factors related to the performance of the Company;

•                  Reviewing and approving, with Board consultation and input, the Company’s equity compensation plans for its EMT members and employees; and

•                  Conducting periodic competitive evaluations of the EMT members’ compensation plans.

The Compensation Committee operates pursuant to a charter that further outlines the specific authority, duties and responsibilities of the Compensation Committee. The Compensation Committee may form and delegate authority to subcommittees of one or more directors as appropriate.  The charter is periodically reviewed and revised by the Compensation Committee and our Board, and is available on our corporate website at www.advent.com where it may be found as follows:

1.              From our main web page, first click on “About Us”;

2.              Next, click on “Investor Relations”;

3.              Next, click on “Corporate Governance”; and

4.              Finally, click on “Compensation Committee” under “Committee Charters”.

Role in Compensation Decision-Making for Named Executive Officers

The CEO makes recommendations to our Compensation Committee regarding the compensation arrangements for the NEOs other than himself.  In formulating recommendations, the CEO considers both internal and external compensation data from our Human Resources Department and the Compensation Committee’s independent compensation consultant, Compensia.  The Compensation Committee consults with the full Board as it deems appropriate in making decisions regarding the CEO’s compensation.

Role of Compensation Consultant

Advent’s Human Resources Department supports the Compensation Committee in its work and in some cases acts pursuant to delegated authority to fulfill various functions in administering Advent’s compensation programs. The Compensation Committee has the authority to engage the services of outside advisers, experts and others to assist the Compensation Committee. The Compensation Committee currently utilizes Compensia, an independent consulting company with a specific focus and unique expertise in technology company executive compensation, to provide advice and information relating to executive and director compensation. Compensia has not provided other compensation consulting services to the Company. Compensia reports directly to the Compensation Committee and not to management, and receives compensation only for services provided to or in support of the Compensation Committee. The Compensation Committee assessed the independence of Compensia pursuant to SEC rules and concluded that the work of Compensia has not raised any conflict of interest. From time to time, the Compensation Committee may direct its compensation consultant to work with the Human Resources Department to support management and the Compensation Committee in matters relating to the fulfillment of its charter.

Compensia performed the following services on behalf of the Compensation Committee during 2014:

•                  Reviewed and provided recommendations regarding the composition of the peer group used to benchmark executive compensation levels relative to the peer group;

•                  Conducted a comprehensive review of the total compensation arrangements for all members of the EMT at the Company, including: competitive analysis of salary, total cash (salary plus bonus) and total direct compensation (total cash plus annual equity awards) relative to the peer group and proposed changes to the compensation structure;

•                  Updated the Compensation Committee on industry trends and best practices with respect to executive and non-executive equity program design, including: type of equity award and aggregate equity usage;

•                  Reviewed and advised on the structure of executive compensation arrangements (e.g., base salary levels, target bonus levels and the size of target equity awards); and

•                  Assisted management with the development of this Compensation Discussion & Analysis.

In the course of fulfilling these responsibilities, a representative from Compensia is generally asked to attend Compensation Committee meetings. In addition, a representative from Compensia also meets separately with management and with the Compensation Committee and its chair from time to time to gather information on and review proposals that management may present to the Compensation Committee. While the Compensation Committee considers the input of its compensation consultant in making decisions, the Compensation Committee’s executive compensation decisions, including the specific amounts paid to the EMT and directors, are its own and may reflect factors and considerations other than the information and recommendations provided by Compensia and management.

The Compensation Committee intends to continue to engage Compensia as its compensation consultant until the Compensation Committee or Compensia determines otherwise.

Executive Compensation Philosophy and Framework

Compensation Objectives

Advent’s executive compensation program is designed to achieve four primary objectives:

1.              Attract and retain highly skilled executives who will create and sustain long-term stockholder value;

2.              Reinforce a pervasive focus on improving organizational performance and achieving or exceeding the Company’s operational objectives;

3.              Support a strong pay-for-performance culture that provides above average compensation commensurate with strong performance; and

4.              Align the interests of the EMT with the interests of the Company’s stockholders, in order to enhance long-term stockholder value.

The Company uses the following compensation programs to achieve these objectives:

Compensation Element	Compensation Objective(s) Supported
Base Salary	#1, #2
Annual Incentive Plan	#2, #3 and #4
Equity Awards	#1, #2, #3 and #4
Benefits	#1
Post-Employment Obligations	#1, #4 (for Change-of-Control benefits)

Target Pay Position/Mix of Pay

The main components of the executive compensation program are base salary, annual bonus and equity (discussed in greater detail below under “Elements and Evaluation of Named Executive Officers Compensation”). For each of these three elements, Advent’s strategy has been to examine peer group, industry survey data and relevant industry compensation practices and target total cash compensation (base salary plus bonus) and equity compensation to be competitive within the relevant market for each position, with the intent that executives receive an ever higher percentage of their compensation through variable, performance-based cash and equity compensation as their responsibility increases.

The Compensation Committee has historically approved compensation levels for the EMT above and below the target pay position, based on individual and Company performance relative to the peer group and survey data, to ensure an appropriate pay-for-performance alignment. We target total direct compensation between the 50th and the 75th percentile, with certain key roles, including EVP Global Sales & Solutions, EVP & CTO Global Solutions Development, EVP Global Client Experience, SVP & CIO IT & Operations, CFO and other key positions as approved by the Compensation Committee, targeted at the 75th percentile and above, commensurate with performance. We target providing the majority of the above market level based on variable/incentive/equity (at risk) compensation elements.

This pay-for-performance alignment is further supported by Advent’s emphasis on variable, performance-based at-risk compensation, which ensures that executives receive target or above-target total compensation only to the extent that Company and individual performance goals have been achieved or exceeded, respectively.

Compensation Benchmarking

The peer group used by the Compensation Committee to evaluate our executive compensation program is reviewed on an annual basis with input from Compensia and adjustments are made as necessary to ensure the peer group continues to properly reflect the market in which Advent competes for talent. For purposes of establishing the peer group, the Compensation Committee considers companies that are comparable to Advent across several metrics including: software industry, particularly software companies with a financial services/data focus, revenue size, operating margin and market capitalization. For evaluating 2014 compensation, the following 15 companies were deemed suitable peers based on the criteria described above.

Aspen Technology	EPIQ Systems	Pegasystems
Blackbaud	Fair Isaac	Qlik Technologies
Bottomline Technologies	Financial Engines	SS&C Technologies
Commvault Systems	Guidewire Software	Synchronoss Technologies
comScore	Manhattan Associates	Tyler Technologies

In addition to the compensation practices of the above companies, the Compensation Committee also reviews the executive pay practices of other technology companies with whom we compete for talent as reported in the Radford Global Technology Compensation Survey. We use a subset of the full survey to target companies of similar size; the subset includes approximately 100 companies whose annual revenue is between $200 million and $500 million. We use this survey data for two purposes: first, because the Company competes for talent from a broader group than the specific group of direct peers, it provides a broader understanding of the compensation levels being paid by technology companies of similar revenue size; and second, because the survey data represents a larger group of companies, it serves to validate the data drawn from the smaller sample group of direct peers. The Radford Global Technology Compensation Survey provides only aggregated data and does not report data by individual company. As a result, we do not look at each company in this survey individually; rather, this information is used to supplement and validate the compensation information of our stated peer companies.

Elements and Evaluation of Named Executive Officers Compensation

Cash Compensation

Base Salary

Base salary is one of the few fixed compensation components in our EMT compensation program.  It is used to attract, motivate and retain highly qualified executives and is intended to provide a minimum element of financial certainty and security to the EMT on an ongoing basis and in a manner that is sustainable within our cost structure. Based on an analysis by our compensation consultant, the Compensation Committee believes that the salaries of our NEOs fall within the normal market practices, generally falling between the 25th to 90th percentiles of the market data (i.e. our peer group supplemented by the broader software industry survey data) within the industry (software) in which Advent participates.

The Compensation Committee expects base salaries to increase at a rate that approximates the market, recognizing that any increases will also reflect the individual’s performance for the preceding year, his or her pay level relative to similar positions in our peer group, the individual’s experience and value in the market place, taking Company performance into account, and internal equity with respect to the rest of the executive team.

Annual Variable Pay

Advent’s annual variable pay program is a performance-based compensation arrangement designed to reward executives (as well as all employees) for achieving key operational goals that we believe will provide the foundation for creating longer-term stockholder value. The variable pay program also supports our pay-for-performance compensation philosophy.

For NEOs, target variable pay opportunities range from 67% to 100% of base salary. Such officers may earn up to 250% of their target variable bonus award based on overachievement of the variable pay plan individual and corporate goals.

Total Target Cash Compensation

The Compensation Committee considers each of base salary and target annual variable pay in the context of total cash compensation. This helps the Committee better maintain the sum of base salary and target annual variable pay within the Company’s 25th to 75th percentiles target position. This might not be the result if each element of pay were evaluated independently.

2014 Total Target Cash Decisions

In February 2014, the Compensation Committee approved total target cash compensation for 2014 for our NEOs as shown in the table below. Additionally, the Compensation Committee determined an appropriate increase in total target cash for Mr. Hess in connection with his performance as CEO.

Base Salary: Merit base salary increases were granted as follows based on the executives’ performance, current pay level relative to the relevant market, and our target merit budget:

Named Executive Officers	Position	2013 Base Salary	2014 Base Salary	Percent Increase

David Peter F. Hess Jr.	CEO and President	$500,000	$525,000	5%
James S. Cox	EVP, CFO	$345,000	$360,000	4%
Todd J. Gottula	EVP, Global Solutions Development and CTO	$300,000	$315,000	5%
Christopher J. Momsen	EVP, Global Sales and Solutions	$365,700	$377,500	3%
Anthony E. Sperling	EVP, Global Client Experience	$310,000	$320,000	3%

Target Variable Pay: Consistent with our compensation philosophy focusing on the variable forms of compensation that reward for annual and long-term performance, the following target variable pay targets were approved as follows based on the executives’ performance, current pay level relative to the relevant market, and our target increase budget:

Named Executive Officers	Position	2013 Variable Pay Target	2013 Percentage of Base Salary	2014 Variable Pay Target	2014 Percentage of Base Salary

David Peter F. Hess Jr.	CEO and President	$500,000	100%	$525,000	100%
James S. Cox	EVP, CFO	$225,000	65%	$240,000	67%
Todd J. Gottula	EVP, Global Solutions Development and CTO	$220,000	73%	$231,000	73%
Christopher J. Momsen	EVP, Global Sales and Solutions	$268,300	73%	$278,300	74%
Anthony E. Sperling	EVP, Global Client Experience	$210,000	68%	$216,800	68%

The resulting total target cash compensation levels for the NEOs was at approximately the 50th to 90th percentile of our peer group:

Named Executive Officers	Position	2013 Total Target Cash	2014 Total Target Cash	Percent Increase

David Peter F. Hess Jr.	CEO and President	$1,000,000	$1,050,000	5%
James S. Cox	EVP, CFO	$570,000	$600,000	5%
Todd J. Gottula	EVP, Global Solutions Development and CTO	$520,000	$546,000	5%
Christopher J. Momsen	EVP, Global Sales and Solutions	$634,000	$655,800	3%
Anthony E. Sperling	EVP, Global Client Experience	$520,000	$536,800	3%

Corporate Annual Variable Pay Payouts for Performance in 2014

In 2012, Advent adopted a variable compensation plan structure designed to qualify for tax deductibility under Section 162(m) of the Internal Revenue Code. The Compensation Committee used targets and performance based formulas to guide payout decisions, as described below. It then applied negative discretion within the framework of the plan structure to determine the final individual variable compensation plan awards.

At the beginning of each year, the Compensation Committee approves specific goals for the upcoming year for purposes of the executive incentive plan (the “Executive Incentive Plan” or the “Incentive Plan”). Under the Executive Incentive Plan for 2014, the Company was required to achieve at least 90% of its Non-GAAP Operating Income target or no awards would be paid to executives. If the 90% threshold was achieved, executive variable compensation plan awards would be paid based on the achievement of pre-established corporate performance measures exceeding that threshold amount. For 2014, the corporate performance measures were Non-GAAP Operating Income (weighted 35%), Annual Contract Value (weighted 27.5%), Renewal Rate (weighted 27.5%) and Recognized Revenue (weighted 10%). The Compensation Committee approved these measures and goals as they were considered the best measure of Company performance relative to the Company’s objectives and its market. The corporate performance measures were defined as follows:

•                  Non-GAAP Operating Income represents income from continuing operations reported as “Income from Continuing Operations” in our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP), excluding stock-based employee compensation expense, amortization of acquired intangible assets, acquired in-process research and development costs, acquisition-related charges, recapitalization costs, transaction-related fees and restructuring charges.

•                  Annual Contract Value (ACV) represents the average contribution to annual revenue from all new term license contracts, Black Diamond and Advent OnDemand sales (consistent with the methodology used to calculate and report ACV in our Annual Report on Form 10-K filed with the SEC on February 24, 2015), plus the estimated average contribution to annual revenue from new data related or other contracts entered into during the year.

•                  Renewal Rate is based on cash collections and disclosed one quarter in arrears. The Company discloses renewal rates one quarter in arrears in order to include substantially all payments received against the invoices for that quarter. The renewal rates are updated from the initially disclosed rates to include all cash collections subsequent to the initial disclosure.

•                  Recognized Revenue represents the revenue recognized in earnings by the Company in conformity with GAAP and is consistent with “Net Revenues” reported in our consolidated financial statements.

In February 2015, the CEO presented to the Compensation Committee his recommendations for variable compensation to be paid to the other NEOs, based on corporate and individual performance in 2014. The Compensation Committee reviewed and verified the percent of each corporate goal achieved, along with the overall percent of corporate goal achievement for purposes of plan payouts.  For the 2014 performance period, the Company surpassed the 90% of Non-GAAP Operating Income target required to trigger award payments.  In addition, 2014 achievement was above target for Renewal Rate, while below target for Non-GAAP Operating Income, ACV and Recognized Revenue.

The following table summarizes 2014 performance for each corporate measure and the resulting weighted multiplier used in calculating variable compensation to be paid.  The performance level for each measure and corresponding payout as a percent of each executive’s variable compensation target is described in the following table:

	Non-GAAP Operating Income				ACV				Renewal Rate			Recognized Revenue
	%	Non-GAAP Operating Income		Payout %	%	ACV		Payout %	%	Renewal Rate	Payout %	%	Recognized Revenue		Payout %
	Achievement	($M)		of Target	Achievement	($M)		of Target	Achievement	(%)	of Target	Achievement	($M)		of Target
No Payment	< 90%	< $	113.4	0%	< 70%	< $	29.9	0%	< 93%	< 90.0%	0%	< 95%	< $	382.9	0%
Threshold	90%		$113.4	0%	70%		$29.9	0%	93%	90.0%	0%	95%		$382.9	0%
Target	100%		$126.0	100%	100%		$42.7	100%	100%	97.0%	100%	100%		$403.0	100%
Max	110%		$138.6	200%	130%		$55.5	200%	105%	102.0%	200%	105%		$423.2	200%

2014 Actuals:	99.4%		$125.3	94.4%	73.1%		$31.2	10.3%	100.8%	97.8%	116.0%	98.5%		$396.8	69.2%

Weighting				35%				27.5%			27.5%				10%

Weighted Multiplier		74.7%

Individual performance, largely determined through the achievement of pre-established objectives, can modify the weighted multiplier determined in the preceding table by 0% to 125%, subject to an individual maximum award equal to 250% of target bonus.

The CEO provides an individual performance factor for each NEO (other than himself) based on his assessment of their achievement of pre-established goals, and other contributions to Company success during 2014, as described above. The Compensation Committee then applies negative discretion as permitted by the incentive plan to determine the actual award for each executive, as outlined in the table below:

Named Executive Officer	Position	2014 Annual Bonus Target	Section 162(m) Plan Maximum Incentive Award	Compensation Committee Negative Discretion Applied to Section 162(m) Maximum Award	Final Incentive Award

David Peter F. Hess Jr.	CEO and President	$525,000	$1,312,500	23.6%	$310,000
James S. Cox	EVP, CFO	$240,000	$600,000	30.0%	$180,000
Todd J. Gottula	EVP, Global Solutions Development and CTO	$231,000	$577,500	22.5%	$130,000
Christopher J. Momsen	EVP, Global Sales and Solutions	$278,300	$695,750	25.9%	$180,000
Anthony E. Sperling	EVP, Global Client Experience	$216,800	$542,000	32.3%	$175,000

Equity Compensation

Compensation tied to the performance of the Company’s common stock is a key element of our compensation program. Officers and other employees of the Company are eligible to participate in our stockholder approved 2002 Stock Plan and 2005 Employee Stock Purchase Plan (the “2005 ESPP”).  The 2002 Stock Plan permits the Compensation Committee to grant stock options and other equity vehicles to employees on such terms as the Compensation Committee may determine, subject to the limitations of the Plan.

Equity compensation represents a significant component of our EMT compensation program at Advent. We believe this is an appropriate way to align the interests of our EMT with those of our stockholders in order to achieve and sustain long-term stockholder value. In designing the equity program, Advent is sensitive to potential dilution from stock-based programs.  To address these issues, management and the Compensation Committee have taken the following steps to manage the equity plan:

•                  In 2014, the Company used a mix of long-term performance-based restricted stock units (“Performance Share Units” or “PSUs”) and time-based restricted stock units (“RSUs”) with approximately 70% of the grant value awarded in PSUs and 30% awarded in RSUs. The Compensation Committee believes that these equity vehicles support the following objectives: (i) support Advent’s executive/employee attraction and retention initiatives; (ii) provide the appropriate incentive to executives and employees to create long-term stockholder value; and (iii) serve the best interests of Advent’s stockholders.

•                  The Compensation Committee strives to limit annual net issuances of stock-based awards to a level that is within the norm of our current stage peer group, subject to extraordinary events such as acquisitions and new executive hires.

•                  The target grant levels for the EMT equity grants are structured in consideration of peer group practice with respect to the economic value of equity compensation and resulting target total direct compensation levels when added to cash compensation.

•                  Equity grants to individual EMT members may be adjusted from target based on individual performance, criticality of role, the expected future contribution and long-term retention of the executive, and our performance compared to the peer group.

•                  The Company must meet certain pre-determined performance goals before PSU grants vest, in order for them to be tax deductible as performance-based compensation under Section 162(m) of the Internal Revenue Code.

The table below summarizes the merit equity awards granted to the NEOs in March 2014.  These grants were made based upon each executive’s performance, as expressed under the bonus plan description above.

Named Executive Officer	Position	Performance Share Units	Restricted Stock Units

David Peter F. Hess Jr.	CEO and President	89,400	19,200
James S. Cox	EVP, CFO	40,600	8,700
Todd J. Gottula	EVP, Global Solutions Development and CTO	27,400	5,900
Christopher J. Momsen	EVP, Global Sales and Solutions	22,400	4,800
Anthony E. Sperling	EVP, Global Client Experience	16,200	3,500

Stock Ownership Guidelines

In February 2010, we first adopted stock ownership guidelines to align our NEO’s interests with our stockholders’ long-term interests by promoting long-term share ownership, which reduces the incentive for excess short-term risk taking.  Under our stock ownership guidelines, our NEOs must own the following number of shares of Advent stock within five years from the date such person becomes an executive officer:

•                  CEO: lesser of (a) shares with a value equal to 3.0 times base salary or (b) 60,000 shares; and

•                  EVPs (which includes all NEOs other than the CEO): lesser of (a) shares with a value equal to 1.0 times base salary or (b) 12,000 shares;

Shares counted toward guideline achievement include shares owned (including ESPP shares and vested RSUs) and 50% of the intrinsic (in-the-money) value of vested stock options.

As of March 31, 2015, all of the NEOs were in compliance with our stock ownership guidelines.

Benefits and Perquisites

We do not provide pension arrangements or post-retirement health coverage for our executives or employees. The benefits offered to our U.S-based EMT members are generally the same as those offered to all our U.S. employees.

We provide medical and other benefits to our U.S.-based executives that are generally available to other U.S. full-time employees, including an employee stock purchase plan, group term life insurance premiums and a 401(k) plan.  The 401(k) plan is a contributory defined contribution plan and Advent’s contributions are based on years of service. For employees with up to three years of service, Advent offers a matching contribution equal to 50% of the first 6% of the participant’s compensation that has been contributed to the plan up to the annual IRS limit.  Employees with three to five years of service receive 100% of the first 1% and 50% of the next 5% of pay deferred, up to the annual IRS limit. Employees with more than five years receive 100% of the first 2% deferred and 50% of the next 4% deferred, up to the annual IRS limit.

All of our U.S.-based EMT members participated in the Company’s 401(k) plan during fiscal 2014 and received matching contributions.

Post-Employment Obligations

On March 14, 2014, the Compensation Committee approved an amended and restated Executive Severance Plan covering members of the EMT (other than our CEO) (the “EMT Plan”) and a new Chief Executive Officer Severance Plan applicable to our CEO, Mr. Hess (the “CEO Plan”).  The EMT Plan and the CEO Plan replaced the Company’s existing Executive Severance Plan and provide severance benefits upon involuntary termination by the Company and other events as set forth in the plans.  Both the CEO Plan and the EMT Plan have initial terms of three (3) years and renew automatically for successive three (3) year terms unless the Compensation Committee elects to terminate or amend one or both plans.  These plans protect the Company by providing a standard policy for severance rights to our chief executive officer and to other members of the EMT and ensures that we have consistency and parity among our executive officers upon the occurrence of such events, and includes a double trigger requirement for severance benefits applicable in a change of control. We believe the EMT Plan and the CEO Plan also assure stockholders that the Company will have the continued dedication and objectivity of the executives, notwithstanding the possibility or occurrence of a restructuring or change of control. Details regarding the plans are set forth beginning on page 30 under “Potential Payment Upon Termination or Change in Control.”

Equity Grant Practices

The Compensation Committee approves all equity grants to our EMT. Additionally, the Company’s historical practice has been to award all equity grants on the 10th business day of the month with annual merit equity grants for both the EMT and other eligible employees awarded the tenth business day of the month of May. The Compensation Committee selected this date because it coincided with the merit equity grants for all employees, which is timed to follow our annual performance and potential review cycle in the first quarter. Further, the Compensation Committee’s practice is to approve grants made to members of the EMT during a regularly scheduled meeting, with the grant effective on the 10th business day of the month following Compensation Committee approval of the grant. In 2014, in connection with the adoption of the new performance vested equity plan for EMT members, we modified this practice so that the timing of the EMT performance equity grants occur earlier in the calendar year to better align with the beginning and end of the fiscal years, when plan and achievement metrics are determined. Accordingly, the EMT equity awards were granted on the next closest 10th business day of the month after Compensation Committee approval of the grant. The Compensation Committee met and approved the grants on February 26, 2014, and the EMT equity awards were granted on March 14, 2014.

The Compensation Committee has created a sub-committee consisting of our CEO for the purpose of making new hire, promotion and specific retention grants to our employees that are not part of the EMT. Grants approved by the CEO must be made subject to an annual equity pool and guidelines approved by the Compensation Committee, and the CEO and Human Resources Department provide quarterly tracking updates to the Compensation Committee regarding equity usage. Our practice for the grant date for new hire awards is the 10th business day of the month following the date of hire.

No-Hedging Policy

Our Company policies do not permit any employees or non-employee directors, including NEOs, to hold our common stock in a margin account, or hedge ownership by engaging in short sales or trading in any option contract or other derivative security involving Advent securities.

Tax Considerations

We believe it is in our best interest, to the extent practical, to have compensation to our EMT be fully deductible under Section 162(m) of the Internal Revenue Code. Section 162(m) generally provides that publicly-held companies may not deduct compensation paid to certain of its top executive officers to the extent that such compensation exceeds $1,000,000 per officer in a calendar year. Compensation that is “performance-based” compensation within the meaning of the Code does not count toward the $1,000,000 limit.

We have taken steps to ensure that payments to members of the EMT under the Company bonus and equity compensation programs qualify as performance-based compensation under the Section 162(m) requirements, where feasible. The Compensation Committee retains the discretion to provide compensation that potentially may not be fully deductible to reward performance and/or enhance retention. Stock options and stock-settled stock appreciation rights, and performance-contingent restricted stock units granted after April 1, 2012 under our 2002 Stock Plan are designed to qualify as performance-based compensation exempt from the deductibility limits imposed by Section 162(m). However, the application of Section 162(m) is complex and may change over time (with potentially retroactive effect).

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation for fiscal 2014, 2013 and 2012 of our (i) Principal Executive Officer, (ii) Principal Financial Officer and (iii) our three other most highly compensated executive officers, as determined by reference to total compensation for fiscal year 2014, who were serving as executive officers at the end of fiscal year 2014.

		Annual Compensation			Non-Equity
			Stock	Option	Incentive Plan	All Other
	Fiscal	Salary	Awards (1)	Awards (2)	Compensation (3)	Compensation (4)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

David Peter F. Hess Jr.	2014	512,693	3,376,374	—	310,000	173,410	4,372,477
Chief Executive Officer and President	2013	493,750	665,539	1,478,793	600,000	679,573	3,917,655
	2012	426,500	498,386	1,135,380	261,000	42,441	2,363,707

James S. Cox	2014	356,250	1,532,737	—	180,000	94,115	2,163,102
Executive Vice President and Chief Financial Officer	2013	342,500	239,226	533,004	295,000	87,364	1,497,094
	2012	328,750	318,620	744,385	137,700	28,362	1,557,817

Todd J. Gottula	2014	311,250	1,035,297	—	130,000	197,343	1,673,890
Executive Vice President, Global Solutions Development	2013	297,500	156,417	347,889	290,000	35,409	1,127,215
and Chief Technology Officer	2012	285,625	556,304	1,306,580	148,100	43,689	2,340,298

Christopher J. Momsen	2014	362,050	845,648	—	180,000	185,188	1,572,886
Executive Vice President, Global Sales and Solutions	2013	365,700	138,015	304,270	320,000	70,623	1,198,608
	2012	338,837	556,304	1,306,580	148,100	46,485	2,396,306

Anthony E. Sperling	2014	317,500	612,473	—	175,000	165,415	1,270,388
Executive Vice President, Global Client Experience	2013	308,125	122,680	275,545	260,000	314,864	1,281,214
	2012	299,375	439,080	1,029,098	149,200	43,209	1,959,962

(1)             Stock awards consist of RSUs and Performance Share Units. These amounts do not reflect the actual economic value realized by the NEOs. In accordance with SEC rules, the value of stock awards are based on the closing price of the Company’s stock on the date of grant multiplied by the number of shares awarded and disregard the impact of estimated forfeitures.

(2)             Option awards consist of SARs, which are valued based on aggregate grant date fair value of awards granted during the year computed in accordance with ASC 718, “Compensation-Stock Compensation.” These amounts do not reflect the actual economic value realized by the NEO. Pursuant to SEC rules, the amounts shown disregard the impact of estimated forfeitures related to service-based vesting conditions. The assumptions and estimates are explained more fully in Note 12 to the Company’s consolidated financial statements for the fiscal year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2015.

(3)             Amounts consist of bonuses earned for services rendered during each fiscal year under the Executive Short-Term Incentive Plan in effect for such fiscal year. Amounts were subsequently paid in the month of February following each fiscal year end.

(4)             All other compensation primarily consists of cash payments related to the equity award modification in 2013, premiums paid for life insurance where the Company is not the beneficiary, compensation for sales achievement (president’s council), matching contributions made by Advent under the tax-qualified 401(k) Plan, which provides for broad-based employee participation, and amounts paid for health care as shown in the table below:

Name	Fiscal Year	Health Insurance ($)	President’s Council ($)	401(k) Matching Contribution ($)	Cash Payment for Option/SAR Equity Modification ($)	Cash Payment Upon RSU Vesting ($)	Miscellaneous ($)	Total ($)

David Peter F. Hess Jr.	2014	20,755	13,888	10,400	—	127,890	477	173,410
	2013	20,075	10,533	10,200	638,466	—	299	679,573
	2012	18,148	14,102	10,000	—	—	191	42,441

James S. Cox	2014	19,293	—	10,400	—	63,945	477	94,115
	2013	18,847	—	10,200	24,110	33,750	457	87,364
	2012	18,171	—	10,000	—	—	191	28,362

Todd J. Gottula	2014	19,869	27,659	10,400	—	132,291	7,124	197,343
	2013	19,415	—	10,200	—	—	5,794	35,409
	2012	18,613	17,347	7,556	—	—	173	43,689

Christopher J. Momsen	2014	19,202	22,597	10,400	—	132,291	698	185,188
	2013	18,759	25,174	10,200	15,876	—	614	70,623
	2012	17,794	18,500	10,000	—	—	191	46,485

Anthony E. Sperling	2014	20,228	21,318	10,400	—	107,388	6,081	165,415
	2013	19,714	16,603	10,200	244,225	—	24,122	314,864
	2012	18,161	14,770	10,000	—	—	278	43,209

Fiscal year 2013 amounts include cash payments made in connection with options, SARs and RSUs that were modified during the year. In June 2013, the Company’s Board approved a one-time special cash dividend (the “Special Dividend”) of $9.00 per share payable on each Common Share. In connection with declaring the Special Dividend, equity award modifications were made in a manner that was intended to preserve the pre-cash dividend economic value of all outstanding awards. For holders of outstanding stock options and SARs for which there otherwise could be a negative tax consequence, the exercise price was reduced only to the extent that there would be no tax consequence and Advent made a cash payment to the option and SAR holders for the difference between $9.00 and the exercise price reduction of the award. For RSU holders, the equivalent of $9.00 per common share underlying the RSU is payable on the date the RSU vests. The equity award modification is more fully described in Note 12 to the Company’s consolidated financial statements for the fiscal year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2015.

Fiscal year 2014 amounts include cash payments made in connection with RSUs that vested during 2014 and had a right to a $9.00 dividend equivalent cash payment per RSU.

GRANTS OF PLAN-BASED AWARDS

The following table shows all plan-based awards granted to the NEOs during fiscal 2014:

								Grant Date
					All Other Stock	All Other Option		Fair Value
		Estimated Future Payouts under Non-			Awards: Number	Awards: Number	Exercise or	Of Stock
		Equity Incentive Plan Awards (1)			Of Shares of Stock	Of Securities Under-	Base Price of	and Option
	Grant	Threshold	Target	Maximum	or Units	lying Options	Option Awards	Awards
Name	Date	($)(2)	($)(3)	($)(4)	(#)(5)	(#)	($/Sh)	($)(6)

David Peter F. Hess Jr.	03/14/14	—	—	—	108,600	—	—	3,376,374
		—	525,000	1,312,500	—	—	—	—

James S. Cox	03/14/14	—	—	—	49,300	—	—	1,532,737
		—	240,000	600,000	—	—	—	—

Todd J. Gottula	03/14/14	—	—	—	33,300	—	—	1,035,297
		—	231,000	577,500	—	—	—	—

Christopher J. Momsen	03/14/14	—	—	—	27,200	—	—	845,648
		—	278,300	695,750	—	—	—	—

Anthony E. Sperling	03/14/14	—	—	—	19,700	—	—	612,473
		—	216,800	542,000	—	—	—	—

(1)             These amounts represent awards payable under the 2014 Executive Short-Term Incentive Plan. Actual amounts paid under the 2014 Executive Short-Term Incentive Plan are disclosed in the Summary Compensation Table.

(2)             The threshold amounts represent the minimum payouts if both business performance and individual performance are below target levels.

(3)             The target amounts represent the potential payout if both business performance and individual performance are at target levels.

(4)             The maximum amounts represents the maximum payouts under the 2014 Executive Short-Term Incentive Plan.

(5)             Represents grants of RSUs and Performance Share Units.

(6)             The value of stock awards are based on the closing price of the Company’s stock on the date of grant multiplied by the number of shares awarded and disregard the impact of estimated forfeitures.

OUTSTANDING EQUITY AWARDS

The following table summarizes all outstanding equity awards held by the NEOs at December 31, 2014:

	Option Awards						Stock Awards

			Number of	Number of					Number of	Market Value
			Securities	Securities					Shares or	of Shares
			Underlying	Underlying					Units of	or Units
			Unexercised	Unexercised	Option	Option			Stock that	of Stock
	Option Award		Options	Options	Exercise Price	Expiration	Stock Award		have not	that have not
Name	Grant Date		Exercisable (#)	Unexercisable (#)	($)	Date	Grant Date		Vested (#)	Vested ($)(5)

David Peter F. Hess Jr.									—	—
	02/14/07	(1)	34,000	—	9.57	02/14/17			—	—
	05/14/08	(1)	25,200	—	11.88	05/14/18			—	—
	01/15/09	(1)	60,000	—	7.84	01/15/19			—	—
	05/14/09	(1)	39,000	—	7.84	05/14/19			—	—
	05/14/10	(1)	59,000	—	12.75	05/14/20			—	—
	05/13/11	(1)	42,015	4,885	17.91	05/13/21			—	—
	05/14/12	(1)	30,716	16,844	17.80	05/14/22			—	—
	07/16/12	(1)	42,636	27,934	18.23	07/16/22			—	—
	05/14/13	(1)	55,021	83,979	21.67	05/14/23			—	—
			—	—	—	—	05/13/11	(3)	3,654	111,959
			—	—	—	—	05/14/12	(3)	3,710	113,674
			—	—	—	—	07/16/12	(3)	5,500	168,520
			—	—	—	—	05/14/13	(3)	21,700	664,888
							03/14/14	(3)	19,200	588,288
							03/14/14	(4)	89,400	2,739,216

Total			387,588	133,642					143,164	4,386,545

James S. Cox	07/15/08	(1)	6,000	—	8.00	07/15/18			—	—
	08/14/08	(1)	10,000	—	15.01	08/14/18			—	—
	09/15/09	(1)	35,000	—	10.79	09/15/19			—	—
	05/13/11	(1)	20,067	2,333	17.91	05/13/21			—	—
	05/14/12	(1)	13,673	7,497	17.80	05/14/22			—	—
	11/14/12	(2)	36,458	33,542	12.10	11/14/22			—	—
	05/14/13	(1)	19,831	30,269	21.67	05/14/23			—	—
			—	—	—	—	05/13/11	(3)	1,745	53,467
			—	—	—	—	05/14/12	(3)	1,650	50,556
			—	—	—	—	11/14/12	(3)	5,454	167,111
			—	—	—	—	05/14/13	(3)	7,800	238,992
							03/14/14	(3)	8,700	266,568
							03/14/14	(4)	40,600	1,243,984

Total			141,029	73,641					65,949	2,020,678

Todd J. Gottula									—	—
	05/13/11	(1)	466	2,567	17.91	05/13/21			—	—
	05/14/12	(1)	477	8,125	17.80	05/14/22			—	—
	11/14/12	(2)	2,917	67,083	12.10	11/14/22			—	—
	05/14/13	(1)	681	19,756	21.67	05/14/23			—	—
			—	—	—	—	05/13/11	(3)	1,745	53,467
			—	—	—	—	05/14/12	(3)	1,790	54,846
			—	—	—	—	11/14/12	(3)	10,909	334,252
			—	—	—	—	05/14/13	(3)	5,100	156,264
							03/14/14	(3)	5,900	180,776
							03/14/14	(4)	27,400	839,536

Total			4,541	97,531					52,844	1,619,141

Christopher J. Momsen	08/14/08	(1)	60,000	—	15.01	08/14/18			—	—
	05/14/10	(1)	3,000	—	12.75	05/14/20			—	—
	05/13/11	(1)	20,067	2,333	17.91	05/13/21			—	—
	05/14/12	(1)	14,815	8,125	17.80	05/14/22			—	—
	11/14/12	(2)	72,917	67,083	12.10	11/14/22			—	—
	05/14/13	(1)	11,321	17,279	21.67	05/14/23			—	—
			—	—	—	—	05/13/11	(3)	1,745	53,467
			—	—	—	—	05/14/12	(3)	1,790	54,846
			—	—	—	—	11/14/12	(3)	10,909	334,252
			—	—	—	—	05/14/13	(3)	4,500	137,880
							03/14/14	(3)	4,800	147,072
							03/14/14	(4)	22,400	686,336

Total			182,120	94,820					46,144	1,413,853

Anthony E. Sperling	04/17/06	(1)	22,400	—	7.84	04/17/16				—
	02/14/07	(1)	21,000	—	9.57	02/14/17			—	—
	05/14/08	(1)	12,600	—	11.88	05/14/18			—	—
	05/14/09	(1)	42,000	—	7.84	05/14/19			—	—
	05/14/10	(1)	23,000	—	12.75	05/14/20			—	—
	05/13/11	(1)	20,067	2,333	17.91	05/13/21			—	—
	05/14/12	(1)	14,493	7,947	17.80	05/14/22			—	—
	11/14/12	(2)	54,688	50,312	12.10	11/14/22			—	—
	05/14/13	(1)	10,252	15,648	21.67	05/14/23			—	—
			—	—	—	—	05/13/11	(3)	1,745	53,467
			—	—	—	—	05/14/12	(3)	1,750	53,620
			—	—	—	—	11/14/12	(3)	8,182	250,696
			—	—	—	—	05/14/13	(3)	4,000	122,560
							03/14/14	(3)	3,500	107,240
							03/14/14	(4)	16,200	496,368

Total			220,500	76,240					35,377	1,083,951

(1)             Options and SARs granted prior to February 1, 2009 vest 20% on the first anniversary of the grant date and the remainder vests in equal monthly installments over the ensuing 48 months. Grants made after Febuary 1, 2009 vest 25% on the first anniversary of the grant date and the remainder vests in equal monthly installments over the ensuing 36 months.

(2)             Represents grants of SARs that vest over a four-year period with 50% of the shares vesting on the second anniversary of the grant date and the remainder vesting in equal monthly installments over the ensuing 24 months.

(3)             Represents grants of RSUs that vest over a four-year period with 50% of the shares vesting two years after the date of grant and 50% vesting four years after the date of grant. The shares will be converted on a one-to-one basis into shares of Advent common stock immediately upon vesting.

(4)             Represents grants of Performance Share Unitsw that vest depending on the degree to which performance metrics for Advent’s cumulative non-GAAP operating profit and cumulative recurring revenue are achieved over a three-year performance period. Non-GAAP operating profit generally is calculated as operating profit before taxes, stock-based compensation, restructuring charges, amortization of acquired intangibles and certain one-time items.

(5)             Value is based on the closing price of Advent common stock of $30.64 on December 31, 2014, as reported on the Nasdaq Global Select Market.

OPTION AWARD EXERCISES AND STOCK VESTED

The following table summarizes all equity awards exercised or vested, and value realized by Advent’s NEOs during fiscal 2014.

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares	Value Realized
	Acquired on	on	Acquired on	on
Named Executive Officer	Exercise (#)	Exercise ($)(1)	Vesting (#)	Vesting ($)(2)
David P.F. Hess Jr.	79,935	1,866,378	14,210	426,046
James S. Cox	24,000	563,610	7,105	222,227
Todd J. Gottula	95,080	1,662,263	14,699	458,529
Christopher J. Momsen	—	—	14,699	458,529
Anthony E. Sperling	—	—	11,932	370,032

(1)         The value realized equals the difference between the option award exercise price and the fair market value of Advent common stock on the date of exercise, multiplied by the number of shares for which the option award was exercised.

(2)         The value realized was calculated by multiplying the number of stock awards vested by the fair market value of the underlying shares on the vesting date.

PENSION BENEFITS

Advent’s NEOs received no benefits in fiscal 2014 from Advent under defined pension or defined contribution plans other than the tax qualified 401(k) Plan.

NONQUALIFIED DEFERRED COMPENSATION

Advent’s NEOs received no benefits in fiscal 2014 from Advent under nonqualified deferred compensation plans.

POTENTIAL PAYMENT UPON TERMINATION OR CHANGE-IN-CONTROL

The table below summarizes the estimated value of severance and change-of-control benefits for each of the NEOs as of December 31, 2014 and assuming a year-end stock price of $30.64 under the Chief Executive Officer Severance Plan (“CEO Plan”) and the amended and restated Executive Severance Plan (“EMT Plan”) (filed as Exhibit 10.1 and 10.2, respectively, to the Company’s Current Report on Form 8-K dated March 20, 2014) and the terms of the Performance Share Unit agreements, and a written description of certain provisions of these arrangements follows the table. There can be no assurance that a triggering event would produce the same or similar results as those estimated below if such event occurs on any other date or at any other stock price, of if any other assumption used to estimate potential payments and benefits is not correct. The actual amount to be paid out can only be determined at the time of such executive’s separation from the Company:

Name	Payment Trigger Event (1)	Cash Severance ($)(2)	Benefits ($)(3)	Equity Acceleration ($)(4)	Total Value ($)
David Peter F. Hess, Jr.	Voluntary Termination	—	—	—	—
	Termination for Cause	—	—	—	—
	Involuntary Termination Unrelated to Change-of-Control	1,650,000	25,000	1,320,449	2,995,449
	Involuntary Termination Related to Change-of-Control	1,837,500	37,500	4,364,027	6,239,027
	Change-of-Control Only	—	—	342,402	342,402
	Death	262,500	12,500	—	275,000
	Disability	262,500	12,500	—	275,000
	Retirement	—	—	—	—

James S. Cox	Voluntary Termination	—	—	—	—
	Termination for Cause	—	—	—	—
	Involuntary Termination Unrelated to Change-of-Control	360,000	25,000	758,253	1,143,253
	Involuntary Termination Related to Change-of-Control	600,000	25,000	2,412,371	3,037,371
	Change-of-Control Only	—	—	155,498	155,498
	Death	180,000	12,500	—	192,500
	Disability	180,000	12,500	—	192,500
	Retirement	—	—	—	—

Todd J. Gottula	Voluntary Termination	—	—	—	—
	Termination for Cause	—	—	—	—
	Involuntary Termination Unrelated to Change-of-Control	315,000	25,000	946,429	1,286,429
	Involuntary Termination Related to Change-of-Control	546,000	25,000	2,775,871	3,346,871
	Change-of-Control Only	—	—	104,942	104,942
	Death	157,500	12,500	—	170,000
	Disability	157,500	12,500	—	170,000
	Retirement	—	—	—	—

Christopher J. Momsen	Voluntary Termination	—	—	—	—
	Termination for Cause	—	—	—	—
	Involuntary Termination Unrelated to Change-of-Control	377,500	25,000	974,725	1,377,225
	Involuntary Termination Related to Change-of-Control	655,800	25,000	2,688,124	3,368,924
	Change-of-Control Only	—	—	85,792	85,792
	Death	188,750	12,500	—	201,250
	Disability	188,750	12,500	—	201,250
	Retirement	—	—	—	—

Anthony E. Sperling	Voluntary Termination	—	—	—	—
	Termination for Cause	—	—	—	—
	Involuntary Termination Unrelated to Change-of-Control	320,000	25,000	794,929	1,139,929
	Involuntary Termination Related to Change-of-Control	536,800	25,000	2,119,700	2,681,500
	Change-of-Control Only	—	—	62,046	62,046
	Death	160,000	12,500	—	172,500
	Disability	160,000	12,500	—	172,500
	Retirement	—	—	—	—

(1)          Change of Control” is defined in the CEO Plan and the EMT Plan as: (i) the sale, lease, conveyance or other disposition of all or  substantially all of the Company’s assets to any “person” (as such term is used in Section 13(d) of the Securities Exchange Act of 1934, as amended), entity or group of persons acting in concert; (ii) any “person” or group of persons becoming the “beneficial owner” (as defined in Rule 13d-3 under said Act), directly or indirectly, of securities of the Company representing 35% or more of the total voting power represented by the Company’s then outstanding voting securities; (iii) a merger or consolidation of the Company with any other corporation, other than a merger or consolidation that would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or its controlling entity) at least 50% of the total voting power represented by the voting securities of the Company or such surviving entity (or its controlling entity) outstanding immediately after such merger or consolidation; or (iv) a contest for the election or removal of members of the Board that results in the removal from the Board of at least 50% of the incumbent members.

(2)          For an involuntary termination unrelated to a change-of-control, Mr. Hess receives a lump sum payment in an amount equal to 24 months of base salary and his actual bonus for the prior year pursuant to the CEO Plan, and each of the other executives receives a lump sum payment in an amount equal to 12 months of base salary pursuant to the EMT Plan.  For an involuntary termination related to a change-of-control Mr. Hess receives a lump sum payment in an amount equal to 24 months of base salary and 150% of his annual target bonus pursuant to the CEO Plan for the year of termination and each of the other executives receives a lump sum payment in an amount equal to 12 months of base salary and 100% of his or her annual target bonus pursuant to the EMT Plan.  Both plans provide continued payment of base salary for 6 months for terminations due to death or disability.  Severance benefits under both plans are subject to the executive timely executing a release of claims in favor of the company.

(3)          Represents company-paid COBRA healthcare premiums.  Mr. Hess receives 18 months of healthcare continuation for an involuntary termination related to a change-of-control and 12 months of healthcare continuation for other involuntary terminations pursuant to the CEO Plan.  Other executives receive 12 months of healthcare continuation for any involuntary termination pursuant to the EMT Plan.  Both plans provide 6 months of healthcare coverage for terminations due to death or disability.

(4)          Under both the CEO Plan and the EMT Plan, with respect to awards granted prior to March 13, 2014, executives receive 12 months vesting acceleration on outstanding equity awards for an involuntary termination unrelated to a change-of-control and 30 months vesting acceleration for an involuntary termination related to a change-of-control.  With respect to equity awards granted on or after March 14, 2014, time-vested awards will accelerate vesting by 48 months, and performance-vested awards will continue to vest over 36 months following termination based on achievement of performance goals as provided in the award agreement for an involuntary termination related to a change-of-control.

The Performance Share Unit agreements provide for accelerated vesting immediately prior to a change-of-control based on actual performance, as determined by the compensation committee, pro-rated for a shortened performance period.  Remaining shares convert to time-based vesting over the remaining performance-period.  The change-of-control acceleration value reflects such “single-trigger” accelerated vesting of Performance Share Units held by each executive, assuming achievement of performance goals at target level and payment of a pro-rated number of shares based on a performance period ending December 31, 2014.  In addition, our equity plans provide that outstanding equity awards fully vest in the event of a change-of-control where the acquirer does not assume or substitute for outstanding awards.  In the event of accelerated vesting because of non-assumption of outstanding equity awards in connection with a change-of-control, executives would receive additional accelerated vesting of equity awards with an intrinsic value of $4,364,027 for Mr. Hess, $2,412,371 for Mr. Cox, $2,775,871 for Mr. Gottula, $2,688,124 for Mr. Momsen and $2,119,700 for Mr. Sperling.

Calculations are based on outstanding equity awards as of December 31, 2014 and a year-end stock price of $30.64 and also include the value of the $9.00 per share cash dividend equivalent rights that become payable upon the accelerated vesting of RSUs.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes as of December 31, 2014, the number of outstanding equity awards granted to employees and non-employee directors, as well as the number of equity awards remaining available for future issuance, under the Company’s compensation plans:

	(a) Number of securities to be issued upon exercise of outstanding options and stock appreciation rights	(b) Weighted-average exercise price of outstanding options and stock appreciation rights		(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by security holders	6,556,482 (1)(2)	$17.38	(3)	7,118,650 (4)
Equity compensation plans not approved by security holders	—	—		—
Total	6,556,482	$17.38		7,118,650

(1)         Includes 1,270,017 of stock options, 1,480,189 of RSUs and 3,806,276 of SARs. RSUs generally vest over four years and entitle the holder to the issuance of one share of common stock for each vested unit. RSUs include 344,584 RSUs with performance-based criteria granted in 2014 to certain executives and key employees and vest three years from the date of grant. A SAR is the right to receive the appreciation in fair market value of common stock between the exercise date and the date of grant. Grants of SARs vest 25% on the first anniversary of the grant date and the remainder vest in equal monthly installments over the ensuing 36 months. Upon exercise, SARs will be settled in shares of Advent common stock.

(2)         Excludes purchase rights accruing under the 2005 ESPP.

(3)         Calculated without taking into account 1,480,189 shares of common stock subject to outstanding RSUs that will become issuable as those units vest, without any cash consideration or other payment required for such shares.

(4)         Includes 960,358 shares available for future issuance under the 2005 ESPP and 6,158,292 shares available for future issuance under the 2002 Stock Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL SECURITY OWNERSHIP OF MANAGEMENT
AND CERTAIN BENEFICIAL OWNERS

The following table sets forth the beneficial ownership of common stock of the Company as of March 31, 2015 for the following: (i) each person or entity who is known by the Company to own beneficially 5% or more of the outstanding shares of the Company’s common stock; (ii) each of the Company’s directors; (iii) each of our NEOs; and (iv) all directors and executive officers of the Company as a group.

5% Stockholders, Directors and Named Executive Officers	Shares Beneficially Owned(1)	Percentage Beneficially Owned(1)(2)
5% Stockholders

Baron Capital Management, Inc.(3)	4,965,043	9.4
767 Fifth Avenue, 49th Floor
New York, NY 10153

BlackRock, Inc.(3)	4,098,531	7.8
55 East 52nd Street
New York, NY 10022

The London Company(3)	3,322,578	6.3
1801 Bayberry Court, Suite 301
Richmond, VA 23226

SS&C Technologies, Inc.(3)	3,119,145	5.9
80 Lamberton Road
Windsor, CT 06095

The Vanguard Group, Inc.(3)	3,043,973	5.8
100 Vanguard Blvd.
Malvern, PA 19355

Stephanie G. DiMarco(4)	2,989,828	5.7
c/o Advent Software, Inc.
600 Townsend Street
San Francisco, CA 94103

Janus Capital Management LLC(3)	2,913,618	5.5
151 Detroit Street
Denver, CO 80206

Neuberger Berman, LLC(3)	2,906,587	5.5
605 Third Avenue
New York, NY 10158

Directors and Named Executive Officers

Stephanie G. DiMarco(4)	2,989,828	5.7
Michael L. Frandsen	1,564	*
Asiff S. Hirji(5)	27,915	*
James D. Kirsner(6)	188,589	*
Robert M. Tarkoff(7)	8,010	*
Wendell G. Van Auken(8)	26,299	*
David P.F. Hess Jr.(9)(14)	302,246	*
James S. Cox(10)(14)	124,742	*
Todd J. Gottula(11)(14)	10,962	*
Christopher J. Momsen(12)(14)	153,780	*
Anthony E. Sperling(13)(14)	121,679	*

All directors and named executive officers as a group (11 persons)(14)	3,955,614	7.5

*           Less than 1%

(1)         The number and percentage of shares beneficially owned is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty days of March 31, 2015 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power (or shares such powers) with respect to the shares shown as beneficially owned.

(2)         The total number of shares of the Company’s common stock outstanding as of March 31, 2015 was 52,667,039.

(3)         This information was obtained from filings made with the SEC pursuant to Sections 13(d), 13(f) or 13(g) of the Exchange Act. SS&C reported shared voting and dispositive power with respect to 3,119,145 shares of common stock as a result of the Voting Agreement, dated February 2, 2015, SS&C entered into with Stephanie G. DiMarco, DiMarco/Harleen Revocable Living Trust and DiMarco/Harleen 1996 Charitable Trust. Share amount includes 2,468,233 shares of common stock held by DiMarco/Harleen Revocable Living Trust, 399,654 shares of common stock held by DiMarco/Harleen 1996 Charitable Trust, 249,952 shares of common stock underlying Company Stock Appreciation Rights held by Stephanie G. DiMarco and 1,306 shares of common stock underlying Company RSUs held by Stephanie G. DiMarco.

(4)         Ms. DiMarco is the founder of Advent. Share amounts include 1,306 common shares held directly, 2,393,233 common shares held in the name of DiMarco/Harleen Revocable Living Trust and 399,654 common shares held in the name of DiMarco/Harleen 1996 Charitable Trust. In addition, share amount includes Company Stock Appreciation Rights (249,952 in the aggregate) to acquire 195,635 shares of common stock exercisable within sixty days of March 31, 2015. All such shares are subject to the Voting Agreement, dated February 2, 2015, between SS&C, Ms. DiMarco, DiMarco/Harleen Revocable Living Trust and DiMarco/Harleen 1996 Charitable Trust. See footnote 3 to this table.

(5)         Share amount includes 5,314 common shares held directly and Company Stock Appreciation Rights (41,057 in the aggregate) to acquire 22,601 shares of common stock that are exercisable within sixty days of March 31, 2015.

(6)         Share amount includes 1,306 common shares held directly, 37,315 common shares held by the Kirsner Family Trust, Company Stock Options to purchase 84,000 shares of common stock and Company Stock Appreciation Rights (96,747 in the aggregate) to acquire 65,968 shares of common stock exercisable within sixty days of March 31, 2015.

(7)         Share amount includes 2,534 common shares held directly and Company Stock Appreciation Rights (13,038 in the aggregate) to acquire 5,476 shares of common stock that are exercisable within sixty days of March 31, 2015.

(8)         Share amount includes 1,306 common shares held directly, 1,529 common shares held by the Wendell G. & Ethel S. Van Auken Trust, 7,336 common shares held by the Van Auken Private Foundation and 13,000 common shares held by Dog Hill Partners LP; and Company Stock Appreciation Rights (9,138 in the aggregate) to acquire 3,128 shares of common stock that are exercisable within sixty days of March 31, 2015.

(9)         Share amount includes 40,009 common shares held directly and Company Stock Appreciation Rights (393,757 in the aggregate) to acquire 262,237 shares of common stock exercisable within sixty days of March 31, 2015.

(10)  Share amount includes 19,527 common shares held directly and Company Stock Appreciation Rights (158,078 in the aggregate) to acquire 105,215 shares of common stock that are exercisable within sixty days of March 31, 2015.

(11)  Share amount includes 1,747 common shares held directly and Company Stock Appreciation Rights (13,861 in the aggregate) to acquire 9,215 shares of common stock that are exercisable within sixty days of March 31, 2015.

(12)  Share amount includes 17,725 common shares held directly and Company Stock Appreciation Rights (204,405 in the aggregate) to acquire 136,055 shares of common stock exercisable within sixty days of March 31, 2015.

(13)  Share amount includes 11,723 common shares held directly and Company Stock Appreciation Rights (146,635 in the aggregate) to acquire 109,956 shares of common stock exercisable within sixty days of March 31, 2015.

(14)  As of March 31, 2015, the named executive officers listed below each held Company Stock Appreciation Rights. A Company Stock Appreciation Right is the right to receive the appreciation in fair market value of common stock between the exercise date and the date of grant and vests over four years. Upon exercise, Company Stock Appreciation Rights are settled in shares of Advent common stock. Before taxes, the number of shares of common stock issuable from Company Stock Appreciation Rights exercisable within sixty days of March 31, 2015 for the named executive officers listed below were as follows:

	Number of SARs Exercisable within 60 days of 3/31/2015	Exercise Price	Common Stock Fair Market Value as of 3/31/2015	Total Appreciation	Number of Shares of Common Stock Issuable from SARs Exercisable within 60 days 3/31/2015

David P.F. Hess Jr.	69,500	$21.67	$44.11	$1,559,580	35,357
	49,987	$18.23	$44.11	$1,293,664	29,328
	46,900	$17.91	$44.11	$1,228,780	27,857
	35,670	$17.80	$44.11	$938,478	21,276
	59,000	$12.75	$44.11	$1,850,240	41,946
	60,000	$7.84	$44.11	$2,176,200	49,336
	25,200	$11.88	$44.11	$812,196	18,413
	8,500	$9.57	$44.11	$293,590	6,656
	39,000	$7.84	$44.11	$1,414,530	32,068
	393,757				262,237

James S. Cox	25,050	$21.67	$44.11	$562,122	12,744
	22,400	$17.91	$44.11	$586,880	13,305
	15,878	$17.80	$44.11	$417,750	9,471
	10,000	$15.01	$44.11	$291,000	6,597
	43,750	$12.10	$44.11	$1,400,438	31,749
	35,000	$10.79	$44.11	$1,166,200	26,438
	6,000	$8.00	$44.11	$216,600	4,912
	158,078				105,215

Todd J. Gottula	2,044	$21.67	$44.11	$45,867	1,040
	933	$17.91	$44.11	$24,445	554
	1,434	$17.80	$44.11	$37,729	855
	8,750	$12.10	$44.11	$280,088	6,350
	700	$17.91	$44.11	$18,340	416
	13,861				9,215

Christopher J. Momsen	14,300	$21.67	$44.11	$320,892	7,275
	22,400	$17.91	$44.11	$586,880	13,305
	17,205	$17.80	$44.11	$452,664	10,262
	60,000	$15.01	$44.11	$1,746,000	39,583
	3,000	$12.75	$44.11	$94,080	2,133
	87,500	$12.10	$44.11	$2,800,875	63,498
	204,405				136,055

Anthony E. Sperling	1,619	$21.67	$44.11	$36,330	824
	1,400	$17.91	$44.11	$36,680	832
	1,402	$17.80	$44.11	$36,887	836
	23,000	$12.75	$44.11	$721,280	16,352
	56,214	$12.10	$44.11	$1,799,410	40,794
	12,600	$11.88	$44.11	$406,098	9,206
	8,400	$9.57	$44.11	$290,136	6,578
	42,000	$7.84	$44.11	$1,523,340	34,535
	146,635				109,956

Item 13. Certain Relationships and Related Transactions, and Director Independence

POLICIES AND PROCEDURES WITH RESPECT TO RELATED PARTY INFORMATION

The Board is committed to upholding the highest legal and ethical conduct in fulfilling its responsibilities and recognizes that related party transactions can present a heightened risk of potential or actual conflicts of interest. Accordingly, as a general matter, it is Advent’s preference to avoid related party transactions.

Advent’s Audit Committee Charter requires that members of the Audit Committee, all of whom are independent directors, review and approve all related party transactions for which such approval is required under applicable law, including SEC and Nasdaq rules. For purposes of this section, “related person” and “transaction” have the meanings contained in Item 404 of Regulation S-K.

The individuals and entities that are considered “related persons” include:

1.              Directors, nominees for director and the executive officers of the Company;

2.              Any person known to be the beneficial owner of five percent or more of the Company’s common stock (a “5% Stockholder”); and

3.              Any immediate family member, as defined in Item 404(a) of Regulation S-K, of a director, nominee for director, executive officer and 5% Stockholder.

In addition, the Audit Committee is responsible for reviewing and monitoring Advent’s Code of Business Ethics and Conduct with respect to Advent’s principal executive and senior financial officers. Under the Code of Business Ethics and Conduct, directors, officers and all employees are expected to avoid any relationship, influence or activity that would cause or appear to cause a conflict of interest. Under Advent’s Corporate Governance Principles, the Corporate Governance and Nominating Committee and the Board considers questions of possible conflicts of interest of directors and Named Executive Officers, other than related party transactions reviewed by the Audit Committee, and approves or prohibits any involvement of such persons in matters that may involve a conflict of interest or corporate opportunity. Under the Principles, directors must recuse themselves from any Board meeting when the Board is considering a transaction in which the director has a material interest.

Related party transactions are disclosed in Advent’s applicable filings with the Securities and Exchange Commission as required under SEC rules.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2014, there were no transactions, nor are there any currently proposed transactions, in which Advent was or is to be a participant, the amount involved exceeded $120,000, and any related person had or will have a material direct or indirect interest.

DIRECTOR INDEPENDENCE

The Board has determined that all current directors other than Mr. Hess and Ms. DiMarco are “independent directors” as defined in the corporate governance listing standards of The Nasdaq Stock Market and under the rules of the SEC.

In the course of the Board’s determination regarding the independence of each non-employee director, the Board considered the annual amount of Advent’s sales to, or purchases from, any company where a non-employee director serves as an executive officer. The Board determined that any such sales or purchases were made in the ordinary course of business and the amount of such sales or purchases in each of the past three fiscal years was less than 5% of Advent’s or the applicable company’s consolidated gross revenues for the applicable year.

Item 14. Principal Accountant Fees and Services

Pre-Approval Policies

Under the Charter of the Audit Committee, the Audit Committee has to pre-approve audit and permissible non-audit services provided to the Company by the independent registered public accounting firm. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to pre-approve audit and permissible non-audit services, provided such pre-approval decision is presented to the full Audit Committee at its scheduled meetings.

Fees to Independent Registered Public Accounting Firm

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements for the years ended December 31, 2014 and 2013 and fees incurred for other services rendered by PricewaterhouseCoopers LLP during those periods (in thousands).

	2014	2013
Audit Fees (1)	$1,611	$1,653
Tax Fees (2)	123	153
All Other Fees (3)	2	2
Total	$1,736	$1,808

(1)         Audit fees for the years ended December 31, 2014 and 2013 reflect fees incurred for professional services rendered in connection with the integrated audits of the Company’s annual financial statements and internal control over financial reporting, reviews of the Company’s quarterly financial statements, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as issuance of consents, and assistance with and review of documents filed with the Securities and Exchange Commission (SEC). Audit fees for December 31, 2014 and December 31, 2013 included fees of $140,400 and $175,600, respectively, related to the issuance of a comfort letter.

(2)         Tax fees for the year ended December 31, 2014 reflect fees incurred for professional services rendered in connection with the transfer pricing study for the 2014 tax year, assistance with the California research credit audit protest and indirect tax projects relating to international and city taxes. Tax fees for the year ended December 31, 2013 reflect fees incurred for professional services rendered in connection with the Franchise Tax Board examination, international tax consulting and determining the shareholder tax implications of the Special Dividend that occurred in 2013.

(3)         All other fees for the years ended December 31, 2014 and 2013 consisted of accounting software subscriptions.

For the years ended December 31, 2014 and 2013, all audit and tax fees shown in the table above were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Report

1. Financial Statements

2. Financial Statement Schedule

Schedules other than those listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

3. Exhibits

Index to exhibits

The following exhibits are filed as a part of, or incorporated by reference into this Form 10-K/A:

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

1.1	Underwriting Agreement, dated August 13, 2014 between a stockholder of Advent Software, Inc. and UBS Securities LLC, the underwriter thereto	8-K	8/15/2014	1.1

2.1	Agreement and Plan of Merger, dated as of February 2, 2015, by and among SS&C Technologies Holdings, Inc., Arbor Acquisition Company, Inc. and Advent Software, Inc.	8-K	2/3/2015	2.1

3.1	Third Amended and Restated Certificate of Incorporation of Registrant	8-K	6/8/2010	3.1

3.2	Amended and Restated Bylaws of Registrant	8-K	2/3/2015	3.1

4.1	Specimen Common Stock Certificate of Registrant	SB-2	11/15/1995	**

10.1	Form of Indemnification Agreement for Excutive Officers and Directors *	SB-2	11/15/1995	**

10.2	1993 Profit Sharing & Employee Savings Plan, as amended *	SB-2	11/15/1995	**

10.3	2005 Employee Stock Purchase Plan *	DEF 14A	4/22/2005	Appendix A

10.4	Office Lease dated January 6, 2006, between Toda Development, Inc. and Advent for facilities located at 600 Townsend Street in San Francisco, California.	8-K	1/12/2006	10.1

10.5	Executive Severance Plan dated March 14, 2006*	10-K	3/31/2006	10.13

10.6	Summary of Plan Terms for 2008 Executive Short-Term Incentive Plan *	8-K	2/5/2008	10.1

10.7	2002 Stock Plan, as amended*	DEF 14A	4/4/2008	Appendix A

10.8	Summary of Plan Terms for 2009 Executive Short-Term Incentive Plan *	8-K	1/26/2009	10.1

10.9	Office Lease dated September 30, 2009 between 1114 6th Avenue Co. LLC and Advent for facilities located at 1114 Avenue of the Americas in New York, New York.	8-K	10/6/2009	10.1

10.10	2002 Stock Plan, as amended*	DEF 14A	4/1/2009	Appendix A

10.11	Summary of Plan Terms for 2010 Executive Short-Term Incentive Plan *	8-K	2/18/2010	10.1

10.12	Description of Director Compensation	10-K	3/12/2010	10.16

10.13	2002 Stock Plan, as amended*	8-K	6/8/2010	10.1

10.14	Summary of Plan Terms for 2011 Executive Short-Term Incentive Plan *	8-K	5/16/2011	10.1

10.15	Summary of Plan Terms for 2012 Executive Short-Term Incentive Plan *	8-K	2/13/2012	n/a

10.16	2002 Stock Plan, as amended*	DEF 14A	3/30/2012	Appendix A

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.17	Executive Severance Plan dated March 14, 2006, as amended*	10-Q	11/8/2012	10.1

10.18	Amended and Restated Credit Agreement	8-K	6/13/2013	10.1

10.19	Amended and Restated Guarantee and Collateral Agreement	8-K	6/13/2013	10.2

10.20	1995 Director Option Plan, as amended *	10-Q	8/5/2013	10.3

10.21	1998 Nonstatutory Stock Option Plan, as amended *	10-Q	8/5/2013	10.4

10.22	2002 Stock Option Plan, as amended *	10-Q	8/5/2013	10.5

10.23	2002 Stock Plan, as amended*	10-Q	8/5/2013	10.5

10.24	Stock Repurchase Agreement, dated August 8, 2013, by and between Advent Software, Inc. and representatives for several underwriters under the Underwriting Agreement	10-Q	11/8/2013	10.4

10.25	Description of Director Compensation	10-K	2/25/2014	10.24

10.26	Chief Executive Officer Severance Plan*	8-K	3/20/2014	10.1

10.27	Executive Severance Plan dated March 14, 2006, as amended*	8-K	3/20/2014	10.2

10.28	Lease amendment dated January 28, 2015 between Toda America, Inc. and Advent Software, Inc. for facilities located at 600 Townsend Street in San Francisco, California	8-K	2/2/2015	10.1

10.29	2002 Stock Plan, as amended	8-K	5/13/2014	10.1

21.1	Subsidiaries of Advent +

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm+

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002+

101. INS	XBRL Instance +

101.SCH	XBRL Taxonomy Extension Schema +

101.CAL	XBRL Taxonomy Extension Calculation +

101. LAB	XBRL Taxonomy Extension Labels +

101.PRE	XBRL Extension Presentation +

101.DEF	XBRL Taxonomy Extension Definition +

*                                         Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K/A.

**                                  Incorporated by reference to the exhibit filed with Advent’s registration statement filed on Form SB-2 (commission file number 33-97912-LA), declared effective on November 15, 1995.

+                                         Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 29th day of April, 2015.

ADVENT SOFTWARE, INC.

By:	/s/ JAMES S. COX
James S. Cox
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ DAVID PETER HESS	Chief Executive Officer, President and
		Director	April 29, 2015
	David Peter Hess	(Principal Executive Officer)

	/s/ JAMES S. COX	Executive Vice President and
		Chief Financial Officer	April 29, 2015
	James S. Cox	(Principal Financial and Accounting Officer)

	*	Chair of the Board	April 29, 2015
Stephanie G. DiMarco

	*	Director	April 29, 2015
Michael L. Frandsen

	*	Director	April 29, 2015
Asiff S. Hirji

	*	Director	April 29, 2015
James D. Kirsner
April 29, 2015
	*	Director
Robert M. Tarkoff

	*	Lead Independent Director	April 29, 2015
Wendell G. Van Auken

By:	/s/ JAMES S. COX
James S. Cox
Attorney-in-Fact