Form 10-Q
period 2015-03-31
ADVENT SOFTWARE INC /DE/
filed 2015-05-07
CIK 1002225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

The number of shares of the registrant’s common stock outstanding as of April 30, 2015 was 52,690,357.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31	December 31
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$23,490	$28,784
Short-term marketable securities	4,296	7,298
Accounts receivable, net	62,495	61,870
Deferred taxes, current	31,777	28,275
Prepaid expenses and other	29,673	24,984
Total current assets	151,731	151,211
Property and equipment, net	26,070	27,995
Goodwill	198,554	202,290
Other intangibles, net	16,736	18,803
Long-term marketable securities	—	1,874
Deferred taxes, long-term	18,178	18,358
Other assets	12,464	13,245
Noncurrent assets of discontinued operation	1,093	1,093

Total assets	$424,826	$434,869

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,397	$12,041
Dividends payable	—	6,750
Accrued liabilities	37,548	36,541
Deferred revenues	191,740	197,144
Income taxes payable	1,233	132
Current portion of long-term debt	20,000	20,000
Current liabilities of discontinued operation	614	572
Total current liabilities	262,532	273,180
Deferred revenue, long-term	6,273	6,972
Long-term income taxes payable	9,513	9,513
Long-term debt	185,000	200,000
Other long-term liabilities	9,555	7,821
Noncurrent liabilities of discontinued operation	2,008	2,170

Total liabilities	474,881	499,656

Commitments and contingencies (See Note 13)

Stockholders’ deficit:
Common stock	527	519
Additional paid-in capital	75,925	61,455
Accumulated deficit	(125,186)	(130,234)
Accumulated other comprehensive (loss) income	(1,321)	3,473
Total stockholders’ deficit	(50,055)	(64,787)
Total liabilities and stockholders’ deficit	$424,826	$434,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31
	2015	2014

Net revenues:
Recurring revenues	$96,174	$89,129
Non-recurring revenues	7,090	7,675

Total net revenues	103,264	96,804

Cost of revenues:
Recurring revenues	21,501	18,627
Non-recurring revenues	7,431	8,055
Amortization of developed technology	1,570	1,800

Total cost of revenues	30,502	28,482

Gross margin	72,762	68,322

Operating expenses:
Sales and marketing	19,664	19,729
Product development	19,557	17,639
General and administrative	11,457	10,558
Amortization of other intangibles	798	909
Transaction-related fees	8,444	—
Restructuring charges	2,643	174

Total operating expenses	62,563	49,009

Income from continuing operations	10,199	19,313
Interest and other income (expense), net	(897)	(2,225)

Income from continuing operations before income taxes	9,302	17,088
Provision for income taxes	4,226	6,181

Net income from continuing operations	$5,076	$10,907

Discontinued operation:
Net loss from discontinued operation (net of applicable taxes of $(5) and $(14), respectively)	(28)	(21)

Net income	$5,048	$10,886

Basic net income (loss) per share:
Continuing operations	$0.10	$0.21
Discontinued operation	(0.00)	(0.00)
Total operations	$0.10	$0.21

Diluted net income (loss) per share:
Continuing operations	$0.09	$0.20
Discontinued operation	(0.00)	(0.00)
Total operations	$0.09	$0.20

Weighted average shares used to compute net income (loss) per share:
Basic	52,411	51,358
Diluted	55,106	53,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

Net income (loss) per share is based on actual calculated values and totals may not sum due to rounding.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31
	2015	2014

Net income	$5,048	$10,886

Other comprehensive income (loss), net of taxes
Foreign currency translation	(4,765)	499
Unrealized loss on marketable securities (net of applicable taxes of $12 and $0, respectively)	(29)	—
Total other comprehensive income (loss), net of taxes	(4,794)	499

Comprehensive income	$254	$11,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVENT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31
	2015	2014
Cash flows from operating activities:
Net income	$5,048	$10,886
Adjustment to net income for discontinued operation net loss	28	21
Net income from continuing operations	5,076	10,907

Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Stock-based compensation	6,605	7,628
Excess tax benefit from stock-based compensation	(4,162)	(3,348)
Depreciation and amortization	6,499	5,475
Amortization of debt issuance costs	367	354
Reduction of doubtful accounts	(20)	(12)
Reduction of sales reserves	(96)	(250)
Deferred income taxes	697	(135)
Other	(538)	130
Effect of statement of operations adjustments	9,352	9,842
Changes in operating assets and liabilities:
Accounts receivable	(604)	9,633
Prepaid and other assets	(4,062)	2,094
Accounts payable	(650)	(1,999)
Accrued liabilities	2,405	(8,151)
Deferred revenues	(6,007)	(5,852)
Income taxes payable	1,101	4,401
Effect of changes in operating assets and liabilities	(7,817)	126

Net cash provided by operating activities from continuing operations	6,611	20,875

Cash flows from investing activities:
Purchases of property and equipment	(2,026)	(2,085)
Capitalized software development costs	(490)	(472)
Change in restricted cash	(197)	—
Purchases of marketable securities	(2,000)	—
Sales and maturities of marketable securities	6,831	—

Net cash provided by (used in) investing activities from continuing operations	2,118	(2,557)

Cash flows from financing activities:
Proceeds from common stock issued from exercises of stock options	5,000	1,246
Excess tax benefits from stock-based compensation	4,162	3,348
Withholding taxes related to equity award net share settlement	(811)	(1,581)
Repayment of debt	(15,000)	(10,000)
Payment of cash dividend	(6,750)	—

Net cash used in financing activities from continuing operations	(13,399)	(6,987)

Net cash transferred to discontinued operation	(147)	(161)

Effect of exchange rate changes on cash and cash equivalents	(477)	(34)

Net change in cash and cash equivalents from continuing operations	(5,294)	11,136
Cash and cash equivalents of continuing operations at beginning of period	28,784	33,828

Cash and cash equivalents of continuing operations at end of period	$23,490	$44,964
Supplemental disclosure of cash flow information:
Noncash investing activities:
Capital expenditures included in accounts payable	$892	$469

Cash flows from discontinued operation of MicroEdge, Inc.:
Net cash used in operating activities	$(147)	$(161)
Net cash transferred from continuing operations	147	161

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

Advent has prepared these condensed consolidated financial statements in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in these interim statements pursuant to such SEC rules and regulations. These interim financial statements should be read in conjunction with the audited financial statements and related notes included in Advent’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Interim results are not necessarily indicative of the results to be expected for the full year, and no representation is made thereto.

These condensed consolidated financial statements include, in the opinion of management, all adjustments necessary to state fairly the financial position, results of continuing operations and cash flows for each interim period shown. All such adjustments occur in the ordinary course of business and are of a normal, recurring nature.

Recent Accounting Pronouncements

With the exception of the below, there have been no recent accounting pronouncements or changes in accounting pronouncements during fiscal year 2015, as compared to the recent accounting pronouncements described in Advent’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, that are of significance, or potential significance, to the Company’s condensed consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles (GAAP) when it becomes effective. On April 1, 2015, the Financial Accounting Standards Board (FASB) proposed a one year deferral of the effective date to December 15, 2017 and early application would be permitted, but not before the original effective date of December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt the standard. The Company is evaluating the impact of the adoption of ASU 2014-09 on its condensed consolidated financial statements.

In January 2015 the FASB issued ASU No. 2015-01, “Income Statement — Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This update eliminates from GAAP the concept of an extraordinary item. As a result, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. ASU 2015-01 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Early adoption is permitted. Advent expects to adopt this new standard in the first quarter of fiscal year 2016 and does not expect the adoption to have a material impact on the Company’s condensed consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU 2015-02 is a new consolidation standard to improve targeted areas of the consolidation guidance and reduce the number of consolidation models.  ASU 2015-02 is effective for public entities for the annual reporting period ending after December 15, 2015, and for annual and interim periods thereafter, which means that it will be effective for Advent’s fiscal year beginning January 1, 2016. Early adoption is permitted. The Company expects to adopt this new standard effective January 1, 2016 and does not expect the adoption to have a material impact on the Company’s condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of the debt liability. The new guidance does not affect entities’ recognition and measurement of debt issuance costs. Previously, entities were required to present debt issuance costs as deferred charges in the asset section of the statement of financial position.  ASU 2015-03 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, which means that it will be effective for Advent’s fiscal year beginning January 1, 2016. Early adoption is permitted. The Company expects to adopt this new standard effective January 1, 2016 and does not expect the adoption to have a material impact on the Company’s condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2015-05 provides explicit guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for public entities for the annual reporting period, including interim periods within those annual periods, beginning after December 15, 2015, which means that it will be effective for Advent’s fiscal year beginning January 1, 2016. An entity can elect to adopt the amendments either prospectively for all arrangements entered into or materially modified after the effective date, or retrospectively. Early adoption is permitted. The Company expects to adopt this new standard effective January 1, 2016 and does not expect the adoption to have a material impact on the Company’s condensed consolidated financial statements.

Note 2—Financial Statement Detail

Recurring and non-recurring revenues

The following is a summary of recurring and non-recurring revenues (in thousands):

	Three Months Ended March 31
	2015	2014

Term license revenues	$52,415	$47,039
Perpetual maintenance revenues	15,255	16,142
Assets under administration revenues	1,652	1,609
Other recurring revenues	26,852	24,339

Total recurring revenues	$96,174	$89,129

Professional services and other revenues	$6,629	$7,243
Perpetual license fees	461	432

Total non-recurring revenues	$7,090	$7,675

Prepaid expenses and other

The following is a summary of prepaid expenses and other (in thousands):

	March 31	December 31
	2015	2014

Prepaid contract expense	$10,074	$9,766
Deferred commissions	6,038	6,665
Debt issuance costs	1,425	1,438
Tenant improvement allowances	1,295	—
Other	10,841	7,115

Total prepaid expenses and other	$29,673	$24,984

Other assets

The following is a summary of other assets (in thousands):

	March 31	December 31
	2015	2014

Debt issuance costs	$3,128	$3,483
Deposits	3,108	2,915
Prepaid contract expense, long-term	3,037	3,770
Long-term deferred commissions	3,025	2,919
Other	166	158

Total other assets	$12,464	$13,245

Deposits include restricted cash balances totaling $1.7 million at March 31, 2015 and $1.5 million at December 31, 2014 primarily related to the Company’s San Francisco headquarters and facilities in New York. Refer to Note 13, “Commitments and Contingencies” for additional information.

Dividends Payable

On February 2, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SS&C Technologies Holdings, Inc. (“Parent” or “SS&C”) and Arbor Acquisition Company, Inc., a wholly owned subsidiary of Parent (“Merger Sub”).  In accordance with the Merger Agreement, the Company is prohibited from declaring dividends during the pendency of the agreement. Therefore, Advent’s Board of Directors (the “Board”) did not declare a dividend during the first quarter of 2015. Advent’s Board declared a cash dividend during the fourth quarter of 2014 of $0.13 per common share payable to shareholders of record as of December 31, 2014 and paid the dividend on January 15, 2015 totaling $6.8 million.

Accrued liabilities

The following is a summary of accrued liabilities (in thousands):

	March 31	December 31
	2015	2014

Salaries and benefits payable	$16,073	$21,381
Accrued dividend equivalents on restricted stock units	3,834	3,404
Accrued legal fees	2,984	346
Deferred rent, current portion	1,498	1,998
Accrued restructuring, current portion	1,460	61
Other	11,699	9,351

Total accrued liabilities	$37,548	$36,541

Accrued restructuring charges are discussed further in Note 14, “Restructuring Charges” contained herein. As part of the recapitalization in 2013, as discussed in Advent’s 2013 and 2014 Annual Reports on Form 10-K, holders of restricted stock units (RSUs) have the right to receive a dividend equivalent payment of $9.00 per RSU upon vesting. At March 31, 2015 and December 31, 2014, “Other” accrued liabilities included accruals for sales and business taxes and other miscellaneous items.

Other long-term liabilities

The following is a summary of other long-term liabilities (in thousands):

	March 31	December 31
	2015	2014

Deferred rent	$7,527	$5,814
Long-term deferred tax liability	1,298	1,442
Other	730	565

Total other long-term liabilities	$9,555	$7,821

Note 3 - Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities primarily consist of money market mutual funds, U.S. government and U.S. Government Sponsored Entities (GSEs) securities, foreign government debt securities and high credit quality corporate debt securities. All marketable securities were considered available-for-sale and were carried at fair value on the Company’s consolidated balance sheet. Short-term marketable securities mature twelve months or less, and long-term marketable securities mature greater than twelve months, from the date of the consolidated balance sheet.

Marketable securities at March 31, 2015 are summarized as follows (in thousands):

			Gross	Gross
			Unrealized	Unrealized
		Gross	Losses	Losses
	Amortized	Unrealized	Less than	12 Months	Aggregate
	Cost	Gains	12 Months	or Longer	Fair Value
Balance at March 31, 2015

Corporate debt securities	$2,942	$—	$(39)	$—	$2,903
U.S. government debt securities	744	—	(14)	—	730
Municipal bonds	668	—	(5)	—	663
Total	$4,354	$—	$(58)	$—	$4,296

Marketable securities at December 31, 2014 are summarized as follows (in thousands):

			Gross	Gross
			Unrealized	Unrealized
		Gross	Losses	Losses
	Amortized	Unrealized	Less than	12 Months	Aggregate
	Cost	Gains	12 Months	or Longer	Fair Value
Balance at December 31, 2014

Corporate debt securities	$7,184	$—	$—	$(22)	$7,162
U.S. government debt securities	1,347	—	—	(6)	1,341
Municipal bonds	671	—	—	(2)	669
Total	$9,202	$—	$—	$(30)	$9,172

The following table summarizes the contractual maturities of marketable securities at March 31, 2015 (in thousands):

	Amortized	Aggregate
	Cost	Fair Value
Matures in less than one year	$4,354	$4,296
Matures in one to three years	—	—
Total	$4,354	$4,296

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

For fixed income securities that have unrealized losses as of March 31, 2015, the Company has determined that (i) it does not have the intent to sell any of these investments while in a loss position and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, the Company has evaluated these fixed income securities and has determined that no credit losses exist. As of March 31, 2015, all securities in an unrealized loss position have been in an unrealized loss position for less than one year. The Company’s management has determined that the unrealized losses on its fixed income securities as of March 31, 2015 were temporary in nature. Unrealized gains and losses are a component of “Accumulated other comprehensive income” in the accompanying consolidated balance sheet as of March 31, 2015.

During the first quarter of 2015 and 2014, $6.8 million, and $0, respectively, of marketable securities were sold or matured, which did not have any associated material gross realized gains or losses.

Note 4—Goodwill

The changes in the carrying value of goodwill for the first quarter of 2015 were as follows (in thousands):

Carrying Value

Balance at December 31, 2014	$202,290
Translation adjustments	(3,736)

Balance at March 31, 2015	$198,554

Translation adjustments reflect the impact of translating goodwill balances denominated in various foreign currencies to the U.S. Dollar. The $(3.7) million translation adjustment resulted from a strengthening of the U.S. Dollar exchange rate versus other currencies during the first quarter of 2015.

Note 5—Other Intangibles, Net

Other intangibles are summarized as follows (in thousands, except weighted average amortization period):

	Weighted
	Average
	Amortization
	Period		Accumulated
	(Years)	Gross	Amortization	Net

Purchased technologies	5.1	$49,358	$(43,588)	$5,770
Product development costs	3.0	22,913	(19,834)	3,079

Developed technology sub-total		72,271	(63,422)	8,849

Customer relationships	6.4	40,565	(33,115)	7,450
Other intangibles	4.1	4,604	(4,167)	437

Other intangibles sub-total		45,169	(37,282)	7,887

Balance at March 31, 2015		$117,440	$(100,704)	$16,736

	Weighted
	Average
	Amortization
	Period		Accumulated
	(Years)	Gross	Amortization	Net

Purchased technologies	5.1	$50,152	$(43,195)	$6,957
Product development costs	3.0	22,423	(19,314)	3,109

Developed technology sub-total		72,575	(62,509)	10,066

Customer relationships	6.4	40,783	(32,577)	8,206
Other intangibles	4.1	4,629	(4,098)	531

Other intangibles sub-total		45,412	(36,675)	8,737

Balance at December 31, 2014		$117,987	$(99,184)	$18,803

The changes in the carrying value of other intangibles during the three months ended March 31, 2015 are summarized as follows (in thousands):

		Accumulated
	Gross	Amortization	Net

Balance at December 31, 2014	$117,987	$(99,184)	$18,803
Additions	490	—	490
Amortization	—	(2,368)	(2,368)
Translation adjustments	(1,037)	848	(189)

Balance at March 31, 2015	$117,440	$(100,704)	$16,736

Based on the carrying amount of other intangibles as of March 31, 2015, the estimated future amortization is as follows (in thousands):

	Nine
	Months Ending
	December 31	Years Ending December 31
	2015	2016	2017	2018	2019	Thereafter	Total

Developed technology	$4,372	$3,810	$627	$40	$—	$—	$8,849
Other intangibles	2,395	2,699	1,865	923	5	—	7,887

Total	$6,767	$6,509	$2,492	$963	$5	$—	$16,736

Note 6—Debt

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

The following is a summary of the Company’s outstanding debt balances (in thousands):

	March 31 2015	December 31 2014

Term loan facility	$190,000	$195,000
Revolving credit facility	15,000	25,000
Total	$205,000	$220,000

Advent was in compliance with all associated covenants as of March 31, 2015 as follows:

		Ratio Calculation
	Covenant	as of
Covenant	Requirement	March 31, 2015

Leverage ratio (1)	Maximum 3.75x (2)	1.6	x

Interest coverage ratio (3)	Minimum 2.5x	19.1	x

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

Note 7—Stockholders’ Deficit

Accumulated Other Comprehensive (Loss) Income

The following is a summary of the components of accumulated other comprehensive income, net of related taxes:

	March 31	December 31
	2015	2014

Accumulated foreign currency translation adjustments	$(1,274)	$3,491
Accumulated net unrealized loss on marketable securities	(47)	(18)
Accumulated other comprehensive (loss) income, net of taxes	$(1,321)	$3,473

Note 8—Fair Value Measurements

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

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities. The fair value of these certain financial assets was determined using the following inputs as of March 31, 2015 and December 31, 2014 (in thousands):

	Fair Value
	as of
	March 31, 2015	Level 1	Level 2	Level 3
Financial Assets:
Money Market Funds (1)	$705	$705	$—	$—
U.S. government debt securities (2)	$730	$—	$730	$—
Corporate debt securities (2)	$2,903	$—	$2,903	$—
Municipal bonds (2)	$663	$—	$663	$—

Financial Liabilities:
Debt (5)	$205,000	$—	$205,000	$—

	Fair Value
	as of
	December 31, 2014	Level 1	Level 2	Level 3
Financial Assets:
Money Market Funds (1)	$5,013	$5,013	$—	$—
U.S. government debt securities (2)	$1,341	$—	$1,341	$—
Corporate debt securities (3)	$7,970	$—	$7,970	$—
Municipal bonds (4)	$669	$—	$669	$—

Financial Liabilities:
Debt (5)	$220,000	$—	$220,000	$—

(1)         Included in cash and cash equivalents on the Company’s condensed consoldiated balance sheet.

(2)         Included in short-term marketable securities on the Company’s condensed consolidated balance sheet.

(3)         Included in cash and cash equivalents and short and long-term marketable securities on the Company’s condensed consolidated balance sheet.

(4)         Included in short and long-term marketable securities on the Company’s condensed consolidated balance sheet.

(5)         Included in current portion of long-term debt and long-term debt on the Company’s condensed consolidated balance sheet.

There were no transfers between Level 1 and Level 2 assets in the three months ended March 31, 2015 and Advent does not have any significant assets or liabilities that utilize unobservable or Level 3 inputs.

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

Note 9—Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense related to stock options, stock appreciation rights (“SARs”), employee stock purchase plan (“ESPP”) shares, and restricted stock units (“RSUs”) was recognized in the Company’s condensed consolidated statements of operations for the periods presented as follows (in thousands):

	Three Months Ended March 31
	2015	2014
Statement of operations classification
Cost of recurring revenues	$753	$842
Cost of non-recurring revenues	311	375
Total cost of revenues	1,064	1,217

Sales and marketing	2,380	2,635
Product development	1,502	1,925
General and administrative	1,659	1,851
Total operating expenses	5,541	6,411

Total stock-based employee compensation expense	6,605	7,628

Tax effect on stock-based employee compensation expense	(2,694)	(2,927)

Effect on net income from continuing operations, net of tax	$3,911	$4,701

As of March 31, 2015, total compensation cost related to unvested awards not yet recognized under all equity compensation plans was $38.2 million and is expected to be recognized over the remaining vesting period of each grant, with a weighted average remaining period of 2.1 years for the group as a whole.

Valuation Assumptions

Advent uses the Black-Scholes option pricing model and the straight-line attribution approach to determine the grant date fair value of stock options, SARs and the ESPP. The fair value of RSUs is equal to the Company’s closing stock price on the date of grant.

The following Black-Scholes option pricing model assumptions were used for stock options and SARs granted in the following periods:

	Three Months Ended March 31
Stock Options & SARs	2015	2014
Risk-free interest rate	1.3% - 1.6%	1.5% - 1.6%
Volatility	22.7% - 33.1%	34.4% - 35.1%
Expected life (in years)	4.73 - 4.89	4.77
Expected dividend yield	0% - 1.5%	None

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

The expected dividend yield for grants in January 2015 was determined by annualizing the most recent dividend declared and dividing the result by the Company’s closing stock price on the date of grant. On February 2, 2015 the Company entered into a Merger Agreement with SS&C and is prohibited from paying dividends during the pendency of the agreement. Therefore, the expected dividend yield for grants in February and March 2015 was zero. The dividend yield assumption for grants prior to April 28, 2014 was zero based on the Company’s history of not paying regular dividends and the future expectation of no recurring dividend payouts at the time of grant.

Equity Award Activity

The Company’s stock option and SAR activity for the three months ended March 31, 2015 was as follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Life	Value
	(in thousands)	Price	(in years)	(in thousands)

Outstanding at December 31, 2014	5,076	$17.38
Options & SARs granted	28	$43.66
Options & SARs exercised	(946)	$13.39
Options & SARs canceled	(50)	$24.68
Outstanding at March 31, 2015	4,108	$18.38	6.63	$105,694
Exercisable at March 31, 2015	2,187	$14.11	5.19	$65,606

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $44.11 on March 31, 2015 for options and SARs that were in-the-money as of that date.

The weighted average grant date fair value of options and SARs granted, total intrinsic value of options and SARs exercised and cash received from options exercised during the periods presented were as follows (in thousands, except weighted average grant date fair value):

	Three Months Ended March 31
	2015	2014
Options and SARs
Weighted average grant date fair value	$12.17	$10.34
Total intrinsic value of awards exercised	$24,748	$5,955

Options
Cash received from exercises	$5,000	$1,246

The Company’s RSU activity for the three months ended March 31, 2015 was as follows:

		Weighted
	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value

Outstanding and unvested at December 31, 2014	1,481	$22.71
RSUs granted	10	$42.20
RSUs vested	(6)	$27.81
RSUs canceled	(47)	$28.87
Outstanding and unvested at March 31, 2015	1,438	$22.62

The weighted average grant date fair value of RSUs was determined based on the closing market price of the Company’s common stock on the date of the award. The aggregate intrinsic value of RSUs outstanding at March 31, 2015 was $63.4 million based on the Company’s closing stock price of $44.11 per share on that date.

Note 10—Income Taxes

The following table summarizes the activity relating to the Company’s unrecognized tax benefits during the three months ended March 31, 2015 (in thousands):

Total

Balance at December 31, 2014	$16,387
Gross increases related to current period tax positions	154
Balance at March 31, 2015	$16,541

At March 31, 2015 and December 31, 2014, Advent had gross unrecognized tax benefits of $16.5 million and $16.4 million, respectively. During the three months ended March 31, 2015, the Company increased the amount of unrecognized tax benefits by approximately $0.2 million related primarily to state research credits. If recognized, the total unrecognized tax benefits would decrease Advent’s tax provision and increase net income by approximately $13.6 million. The impact on net income reflects the liabilities for unrecognized tax benefits, net of the federal tax benefit of state income tax items. The Company’s liabilities for unrecognized tax benefits relate primarily to federal research credits, state research credits and enterprise zone tax credits and various state net operating losses.

The effective tax rate was approximately 45% and 36% for the first quarter of 2015 and 2014, respectively. The increase in the effective tax rate for the first quarter of 2015 compared to the same quarter last year was primarily due to the correction of an error in the first quarter of 2015 and the suspension of the federal research credit as of March 31, 2015. The Company recorded a correction of an error of $0.9 million in income tax expense related to the calculation of New York City and State income tax provision in prior periods. The Company assessed the impact of this error on previously reported financial statements, as well as for interim and annual financial statements for fiscal 2015, and concluded that the adjustment is not material, either individually or in the aggregate to either the previously reported or to the current interim or annual consolidated financial statements. On that basis, the Company recorded the adjustment in its results for the first quarter of 2015.

Advent is subject to taxation in the U.S. and various states and jurisdictions outside the U.S. Advent is currently undergoing a State of California franchise tax examination for the 2006 and 2007 tax years and a state of New York corporate income tax examination for the 2011, 2012, and 2013 tax years. At March 31, 2015, Advent was not under examination in any other significant income tax jurisdiction and at the present time does not anticipate the total amount of its unrecognized tax benefits will significantly change over the next 12 months. The material jurisdictions that are subject to examination by tax authorities include federal for tax years after 2010 and California for tax years after 2005.

As of March 31, 2015, Advent made no provision for a cumulative total of $27.9 million of undistributed earnings for certain non-U.S. subsidiaries, which are deemed to be permanently reinvested.

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

The following table sets forth an analysis of the components of the restructuring charges related to the Company’s discontinued operation and the payments and non-cash charges made against the accrual during the three months ended March 31, 2015 (in thousands):

Facility Exit
Costs

Balance of restructuring accrual at December 31, 2014	$2,742
Restructuring charges	12
Cash payments	(152)
Adjustment of prior restructuring costs	20

Balance of restructuring accrual at March 31, 2015	$2,622

Of the remaining restructuring accrual of $2.6 million at March 31, 2015, $0.6 million is included in “Current liabilities of discontinued operation” and $2.0 million is included in “Noncurrent liabilities of discontinued operation” in the accompanying condensed consolidated balance sheet. These facility exit costs will be paid over the remaining lease term through November 2018.

Note 12—Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended March 31
	2015	2014
Numerator:
Net income (loss):
Continuing operations	$5,076	$10,907
Discontinued operation	(28)	(21)

Total operations	$5,048	$10,886

Denominator:
Denominator for basic net income (loss) per share - weighted average shares outstanding	52,411	51,358

Dilutive common equivalent shares:
Employee stock options and other	2,695	2,449

Denominator for diluted net income (loss) per share - weighted average shares outstanding, assuming exercise of potential dilutive common equivalent shares	55,106	53,807

Net income (loss) per share (1):
Basic:
Continuing operations	$0.10	$0.21
Discontinued operation	(0.00)	(0.00)

Total operations	$0.10	$0.21

Diluted:
Continuing operations	$0.09	$0.20
Discontinued operation	(0.00)	(0.00)

Total operations	$0.09	$0.20

(1) Net income (loss) per share is based on actual calculated values and totals may not sum due to rounding.

Weighted average stock options, SARs and RSUs of approximately 38,000 and 1.1 million for the three months ended March 31, 2015 and March 31, 2014, respectively, were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive.

Note 13—Commitments and Contingencies

Lease Obligations

On January 28, 2015, the Company entered into a definitive amendment to its San Francisco headquarters lease whereby the term of the lease has been extended for an additional ten years commencing on November 1, 2016 and ending October 31, 2026 and whereby the Company’s total leased space will be reduced from approximately 158,000 square feet to approximately 129,000 square feet by November 1, 2016. This lease extension will result in total operating lease payments of approximately $71 million over the extension term.

Advent’s office space and equipment leased under non-cancelable operating lease agreements expire at various dates through October 2026. Some operating leases contain escalation provisions for adjustments in the consumer price index. Advent is responsible for maintenance, insurance, utilities and property taxes. Excluding leases and associated sub-leases for MicroEdge facilities, as of March 31, 2015, Advent’s remaining operating lease commitments through 2026 were approximately $98.2 million.

On October 1, 2009, Advent completed the sale of the Company’s MicroEdge subsidiary. At March 31, 2015, the gross operating lease commitments and sub-lease income related to this discontinued operation facility totaled $4.8 million and $2.1 million, respectively.

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

Following the announcement of the proposed merger, three putative class action complaints challenging the transactions contemplated by the Merger Agreement were filed by purported Advent stockholders in the Court of Chancery of the State of Delaware (the “Court”) against Advent, the Board of Directors, SS&C, and Merger Sub (“Defendants”).  The complaints were captioned Chitwood v. Advent Software, Inc., et al., Case No. 10623-VCL, City of Atlanta Firefighters’ Pension Fund v. David Peter F. Hess, Jr., et al., Case No. 10633-VCL, and Klein v. Advent Software, Inc., et al., Case No. 10670-VCL.  The complaints were consolidated into a single action by a February 25, 2015 court order and captioned In re Advent Software, Inc., C.A. No. 10623-VCL (the “Consolidated Action”).  On February 27, 2015, plaintiffs filed a Verified Consolidated Amended Class Action Complaint (the “Consolidated Complaint”).  The Consolidated Complaint generally alleges, among other things, that the Board of Directors breached its fiduciary duties to Advent’s stockholders by engaging in a flawed sales process, agreeing to a transaction price that does not adequately compensate Advent stockholders, agreeing to certain deal protection provisions in the Merger Agreement that the plaintiffs allege impeded or precluded a potential topping bid, and allegedly failing to disclose material information regarding the proposed merger.  The Consolidated Complaint also asserts that Advent, SS&C, and Merger Sub aided and abetted the Board of Directors’ breaches of fiduciary duties.  The Consolidated Complaint sought to enjoin the merger or, alternatively, an award of rescissory or other compensatory damages in the event it is consummated, as well as attorneys’ fees and costs.

On March 4, 2015, plaintiffs filed a motion for an order preliminarily enjoining the Advent stockholder vote on the adoption of the Merger Agreement and approval of the Merger.  The Court scheduled a hearing on plaintiffs’ motion for April 10, 2015.

On April 1, 2015, following expedited discovery, the parties to the Consolidated Action entered into a memorandum of understanding (“MOU”) setting forth the terms of a settlement of the Consolidated Action.  Pursuant to the MOU, defendants agreed to make certain supplemental disclosures demanded by plaintiffs in the Consolidated Action via a Form 8-K filed on April 1, 2015, without admitting any wrongdoing or that these supplemental disclosures were material or required to be made.  The MOU further provided that, among other things, (a) the plaintiffs in the Consolidated Action would withdraw their motion to preliminarily enjoin the shareholder vote on the proposed merger; (b) the parties will negotiate a definitive stipulation of settlement (the “Stipulation”) and will submit the Stipulation to the Court for review and approval; (c) the Stipulation will provide for dismissal of the Consolidated Action with prejudice; (d) the Stipulation will include a release of defendants of claims relating to, among other things, the merger and the Merger Agreement; and (e) the settlement is conditioned on, among other things, consummation of the merger, completion of confirmatory discovery, class certification, and final approval of the settlement by the Court after notice to the

Advent’s stockholders.  On April 1, 2015, plaintiffs withdrew their motion to preliminarily enjoin the shareholder vote on the proposed merger.

Defendants believe that the allegations and claims in the Consolidated Action are without merit and, if the settlement does not receive final approval, intend to defend against them vigorously.  Defendants entered into the settlement solely to eliminate the burden and expense of further litigation and to put the claims that were or could have been asserted to rest.  The settlement will not affect the timing of the merger or the amount or form of consideration to be paid in the merger.

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

Note 14—Restructuring Charges

Restructuring charges of $2.6 million during the three months ended March 31, 2015 were primarily due to employee termination benefits of $2.1 million associated with a re-organization plan, approved in the first quarter of 2015, with the objective of improving operating results. As a result of this restructuring activity, Advent expects annual operating expense run rate savings of approximately $4 million which will be used to fund investments in other areas of the business to improve productivity, efficiency and client experience. Additionally in the first quarter of 2015, Advent recognized exit costs of $0.5 million due to adjustments to assumptions associated with the exit of San Francisco office space originally initiated in the third quarter of 2014.

The remaining restructuring accrual of $1.5 million at March 31, 2015 is included in “Accrued liabilities” in the accompanying condensed consolidated balance sheet. The following table sets forth an analysis of the changes in the restructuring accrual during the three months ended March 31, 2015 (in thousands):

	Facility Exit	Severance &
	Costs	Benefits	Total

Balance of restructuring accrual at December 31, 2014	$60	$—	$60

Restructuring charges	545	2,099	2,644
Cash payments	(93)	(1,151)	(1,244)

Balance of restructuring accrual at March 31, 2015	$512	$948	$1,460

Note 15—Subsequent Event

On April 14, 2015, Advent stockholders voted in favor of adopting the Agreement and Plan of Merger by and among Advent, SS&C and Arbor Acquisition Company, Inc.

On April 23, 2015, Advent and SS&C each received a request for additional information (“second requests”) from the Department of Justice (“DOJ”) in connection with the DOJ’s review of the Merger.  The issuance of the second requests extends the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) until 30 days after both parties have substantially complied with the DOJ’s requests (unless the waiting period is terminated earlier by the DOJ).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes included under Item 1 of this Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended, including, but not limited to statements referencing our expectations relating to future revenues, expenses and operating margins. Forward-looking statements can be identified by the use of terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “intends” or other similar terms and the negative of such terms regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include, among others, statements referencing our expectations relating to our pending acquisition by SS&C Technologies Holdings, Inc., future revenues, expenses and operating margins, product releases, the future of the investment management market and opportunities for us related thereto, future expansion, acquisition, divestment of or investment in other businesses, projections of revenues, future cost and expense levels, expected timing and amount of amortization expenses related to past acquisitions, future effective tax rates, future exchange rates, the adequacy of resources to meet future cash requirements, renewal rates, expected cash flow, capital expenditures, future financing activities, future dividends, estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, future client wins, future hiring and future product introductions and acceptance. Such forward-looking statements are based on our current plans and expectations and involve known and unknown risks and uncertainties which may cause our actual results or performance to be materially different from any results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to the “Risk Factors” set forth in “Item 1A. Risk Factors” in this Form 10-Q, as well as other risks identified from time to time in other Securities and Exchange Commission (“SEC”) reports. You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results, levels of activity or performance and represent our expectations only as of the date they are made.

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

Recent Developments

On February 2, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SS&C Technologies Holdings, Inc. (“Parent” or “SS&C”) and Arbor Acquisition Company, Inc., a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of certain conditions therein, Merger Sub will merge with and into Advent. As a result of the merger, Merger Sub will cease to exist, and Advent will survive as a wholly owned subsidiary of SS&C.

Upon the consummation of the merger, subject to the terms of the Merger Agreement, which has been unanimously approved by our Board of Directors, each share of Advent common stock outstanding immediately prior to the effective time of the merger (the “Effective Time”), subject to certain exceptions, will be converted into the right to receive $44.25 in cash, without interest.

The merger was approved by our shareholders on April 14, 2015 and is subject to customary conditions, including without limitation, expiration or termination of the applicable waiting periods under the HSR Act. On April 23, 2015, Advent and SS&C each received a request for additional information (“second requests”) from the DOJ in connection with the DOJ’s review of the merger.  The issuance of the second requests extends the waiting period under the HSR Act until 30 days after both parties have substantially complied with the DOJ’s requests (unless the waiting period is terminated earlier by the DOJ).

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

A copy of the Merger Agreement is available as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on February 3, 2015.

Operating Overview

Operating highlights of our first quarter of 2015 include:

•                  Revenue growth. Revenues in the first quarter of 2015 were $103.3 million, an increase of 7% compared to $96.8 million in the comparable quarter of 2014.

•                  Annualized recurring run rate. Annualized recurring run rate of all of our contracted recurring revenue streams was $394.2 million at March 31, 2015, an increase of 5% compared to $375.8 million at March 31, 2014.

•                  Renewal rates. Initially disclosed renewal rates, which are based on cash collections and therefore reported one quarter in arrears, were 93% for the fourth quarter of 2014, compared to 95% for the fourth quarter of 2013.

•                  New and incremental bookings. The term license, Advent OnDemand and Black Diamond contracts signed in the first quarter of 2015 will contribute approximately $4.2 million in annual revenue (“annual contract value” or “ACV”) once they are fully implemented, compared to $5.1 million of ACV booked from contracts signed in the same period last year.

•                  Operating income. Operating income in the first quarter of 2015 was $10.2 million compared to $19.3 million in the first quarter of 2014. Included in our first quarter of 2015 operating income were $8.4 million of transaction-related fees in connection with the pending merger with SS&C, $2.6 million of restructuring charges and accelerated depreciation of $1.6 million.

•                  Facilities and accelerated depreciation.

•                  In January 2015, we entered into a definitive amendment to our lease at 600 Townsend Street in San Francisco, California with Toda America, Inc. (the “Landlord”) whereby the term of such lease has been extended for an additional 10 years commencing on November 1, 2016 and ending October 31, 2026 and whereby our total leased space will be reduced from approximately 158,000 square feet to approximately 129,000 square feet by November 1, 2016.

•                  During the first quarter of 2015, we committed to a plan to reduce or exit certain office space in Boston and New Rochelle by June 30, 2015.

•                  As a result, we incurred approximately $1.6 million of accelerated depreciation expense in our first quarter of 2015 results.

Financial Overview

Financial highlights of our first quarter of 2015 and 2014 were as follows (in thousands, except per share amounts, percentage and margin changes):

			Percentage /
	Three Months Ended March 31		Margin
	2015	2014	Change

Net revenues	$103,264	$96,804	7%
Gross margin	$72,762	$68,322	6%
Gross margin percentage	70.5%	70.6%	(0.1	) pts
Operating income	$10,199	$19,313	-47%
Operating margin percentage	9.9%	20.0%	(10.1	) pts
Net income from continuing operations	$5,076	$10,907	-53%
Net income from continuing operations per diluted share	$0.09	$0.20	-55%
Operating cash flows	$6,611	$20,875	-68%

Our financial results for the first quarter of 2015 included transaction-related fees of $8.4 million, restructuring charges of $2.6 million and accelerated depreciation of $1.6 million. See “Operating Overview” above for further description.

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

The term license component of the deferred revenue balance related to implementations in process will increase or decrease in the future depending on the amount of new term license bookings relative to the number of implementations that reach completion in a particular quarter. For the first quarter of 2015 and 2014, changes in the net term license component of deferred revenues increased (decreased) our revenues, costs and operating income as follows (in thousands):

	Three Months Ended March 31
	2015	2014	Change

Term license revenues	$(351)	$(272)	$(79)
Professional services and other	363	1,665	(1,302)

Total net revenues	$12	$1,393	$(1,381)

Professional services costs	$427	$1,102	$(675)
Sales commissions costs	(64)	115	(179)

Total net costs	$363	$1,217	$(854)

Operating income	$(351)	$176	$(527)

As of March 31, 2015 and December 31, 2014, deferred revenue and directly related expense balances associated with our term license deferral were as follows (in thousands):

	March 31	December 31
	2015	2014
Deferred revenues
Short-term	$36,341	$35,739
Long-term	5,279	5,893

Total	$41,620	$41,632

Directly-related expenses
Short-term	$11,263	$10,894
Long-term	3,037	3,770

Total	$14,300	$14,664

Deferred net revenues are classified as “Deferred revenues” (short-term and long-term), and directly-related expenses are classified as “Prepaid expenses and other” and “Other assets,” respectively, in the accompanying condensed consolidated balance sheets.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2015 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Recent Accounting Pronouncements

With the exception of the pronouncements included in Note 1, “Basis of Presentation” to the accompanying condensed consolidated financial statements, there have been no recent accounting pronouncements or changes in accounting pronouncements during fiscal year 2015, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, that are of significance, or potential significance, to our condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

The following table summarizes, for the periods indicated, certain items in the condensed consolidated statements of operations as a percentage of net revenues. The financial information and the ensuing discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto:

	Three Months Ended March 31
	2015	2014

Net revenues:
Recurring revenues	93%	92%
Non-recurring revenues	7	8

Total net revenues	100	100

Cost of revenues:
Recurring revenues	21	19
Non-recurring revenues	7	8
Amortization of developed technology	2	2

Total cost of revenues	30	29

Gross margin	70	71

Operating expenses:
Sales and marketing	19	20
Product development	19	18
General and administrative	11	11
Amortization of other intangibles	1	1
Transaction-related fees	8	*
Restructuring charges	3	*

Total operating expenses	61	51

Income from continuing operations	10	20
Interest and other income (expense), net	(1)	(2)

Income from continuing operations before income taxes	9	18
Provision for income taxes	4	6

Net income from continuing operations	5	11

Discontinued operation:
Net loss from discontinued operation	*	*

Net income	5%	11%

Percentages are based on actual values. Totals may not sum due to rounding.

* Less than 1%.

NET REVENUES

	Three Months Ended March 31
	2015	2014	Change

Total net revenues (in thousands)	$103,264	$96,804	$6,460

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

Revenues derived from sales outside the U.S. were 17% and 18% of total net revenues in the first quarter of 2015 and 2014, respectively. The decrease as a percentage of total revenues during the first quarter of 2015 primarily reflects higher average billings to domestic customers. We plan to continue expanding our sales efforts outside the U.S., both in our current markets and elsewhere. Except for the U.S., the revenues from customers in any single country did not exceed 10% of total net revenues.

Recurring Revenues

	Three Months Ended March 31
(in thousands, except percent of total net revenues)	2015	2014	Change

Term license revenues	$52,415	$47,039	$5,376
Maintenance revenues	15,255	16,142	(887)
Other recurring revenues	28,504	25,948	2,556

Total recurring revenues	$96,174	$89,129	$7,045

Percent of total net revenues	93%	92%

Revenues from term licenses, which includes both software license and maintenance services for term licenses, increased $5.4 million during the first quarter of 2015 compared to the same quarter of 2014. This growth reflects renewals, the continued layering of incremental annual contract value (ACV) of term licenses sold in previous periods into our term revenue, and the continued market acceptance of our products, partially offset by more deferral of term license revenue in both of the comparative periods.

For our term licenses, we defer all revenue on new bookings until our implementation services are complete. The change in our term license implementation deferral decreased term license revenues for the periods presented as follows (in thousands):

	Three Months Ended March 31
	2015	2014	Change

Term license revenues	$(351)	$(272)	$(79)

The net deferral of term license revenues for the first quarter of 2015 compared to the same period last year was primarily due to the dollar value associated with projects that commenced the implementation phase exceeding the dollar value of projects that completed the implementation phase. This resulted in a corresponding decrease in term license revenues of $(0.1) million during the first quarter of 2015 compared to the same quarter of 2014.

Maintenance revenues from perpetual licenses decreased during the first quarter of 2015 compared to the same quarter of 2014. Generally, we sell very few perpetual licenses to new customers and therefore have seen a trend of declining maintenance revenues due to maintenance de-activations from customer attrition, maintenance level downgrades, reductions in products licensed or number of users by clients, perpetual license customers migrating to term licenses, and a decrease in new perpetual license customers, partially offset by the impact of price increases. We expect to continue to see a long-term downward trend in maintenance revenues from perpetual licenses as substantially all of our license revenue now is from term licenses.

Other recurring revenues primarily include revenues from incremental assets under administration (“AUA”) fees from perpetual licenses, data services, outsourced services, Advent OnDemand, web-based services and Black Diamond. The increase of $2.6 million in other recurring revenues for the first quarter of 2015 compared to the same quarter of 2014 primarily reflects growth in Black Diamond revenues.

Our renewal rates are based on cash collections and are disclosed one quarter in arrears. We disclose our renewal rates one quarter in arrears in order to include substantially all payments received against the invoices for that quarter. We also update our renewal rates from the initially disclosed rates to include all cash collections subsequent to the initial disclosure. The following summarizes our initial and updated renewal rates (operational metric) since the fourth quarter of 2013:

	Renewal Quarter
Renewal Rates	Q115	Q414	Q314	Q214	Q114	Q413
Based on cash collections relative to prior year collections

Initially Disclosed Renewal Rate (1)	(2)	93%	93%	95%	94%	95%
Updated Disclosed Renewal Rate (3)	n/a	n/a	94%	98%	99%	101%

(1)   “Initially Disclosed Renewal Rate” is based on cash collections and reported one quarter in arrears.

(2)   The initially disclosed renewal rate for the first quarter of 2015 is not currently available as it is disclosed one quarter in arrears in order to include substantially all payments against invoices for this quarter.

(3)   “Updated Disclosed Renewal Rate” reflects initially disclosed rate updated for subsequent cash collections.

Non-Recurring Revenues

	Three Months Ended March 31
(in thousands, except percent of total net revenues)	2015	2014	Change

Professional services and other revenues	$6,629	$7,243	$(614)
Perpetual license fees	461	432	29

Total non-recurring revenues	$7,090	$7,675	$(585)

Percent of total net revenues	7%	8%

Non-recurring revenues consists of professional services, perpetual license fees and other revenues. Professional services and other revenues include fees for consulting, project management, custom implementation and integration, custom report writing, training and our client conference. Perpetual license revenues are derived from the licensing of software products under a perpetual arrangement.

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

Professional services and other revenues changed due to the following (in thousands):

Change From
Q114 to Q115

Decreased revenue related to term license implementation deferral	$(1,302)
Increased consulting services	387
Increased data conversion	310
Other items	(9)

Total change	$(614)

The decrease in professional services and other revenues during the first quarter of 2015 compared to the same quarter of 2014 was primarily due to a decrease in the term license implementation deferral release as new consulting project revenue deferred helped to offset the release of revenue from completed projects in the first quarter of 2015 more so than in the comparable quarter, partially offset by increased revenue from consulting and data conversion services in the first quarter of 2015.

The change in our term license implementation deferral increased professional services and other revenues for the first quarter of 2015 as follows (in thousands):

	Three Months Ended March 31
	2015	2014	Change

Professional services and other	$363	$1,665	$(1,302)

During the first quarter of 2015, revenue decreased $1.3 million compared to the same period last year due to a term license implementation revenue release (relatively more projects completed than were in the implementation stage) of $0.4 million during 2015, compared to a release of $1.7 million in the same period last year.

Total perpetual license fees were flat in the first quarter of 2015 compared to the same quarter of 2014 as we predominantly sell term licenses.

COST OF REVENUES

	Three Months Ended March 31
(in thousands, except percent of total net revenues)	2015	2014	Change

Total cost of revenues	$30,502	$28,482	$2,020
Percent of total net revenues	30%	29%

Cost of revenues is made up of three components: cost of recurring revenues, cost of non-recurring revenues and amortization of developed technology, and are discussed individually in the narrative below. Gross margin decreased slightly to 70% in the first quarter of 2015 compared to 71% the same quarter of 2014 which primarily resulted from increased allocation-in of facility expense.  The allocation of facility expense increased as a result of an increase in accelerated depreciation for certain facilities in San Francisco, Boston and New Rochelle which we now plan to exit by June 30, 2015.

Cost of Recurring Revenues

	Three Months Ended March 31
(in thousands, except percent of total net revenues)	2015	2014	Change

Cost of recurring revenues	$21,501	$18,627	$2,874
Percent of total recurring revenues	22%	21%

Cost of recurring revenues consists of the direct costs related to providing and supporting our outsourced services, providing technical support services under maintenance and term license agreements and other services for recurring revenues, and royalties paid to third party vendors.

Cost of recurring revenues changed due to the following (in thousands):

Change From
Q114 to Q115

Increased allocation-in of facility and infrastucture expenses	$1,240
Increased payroll and related	956
Increased travel	342
Other items	336

Total change	$2,874

The increase in the cost of recurring revenues for the first quarter of 2015 compared to the same quarter of 2014 was primarily due to increased allocation-in of facility and infrastructure expenses, payroll and related expenses and travel costs. Headcount in our client support group increased to 366 at March 31, 2015 from 341 at March 31, 2014, which resulted in higher payroll and related costs. During the second quarter of 2014, we re-categorized 15 relationship management employees from sales and marketing to cost of recurring as their responsibilities have changed to focus primarily on customer satisfaction. Allocation-in of facility increased as a result of accelerated depreciation at certain facilities in San Francisco, Boston and New Rochelle during the first quarter of 2015.

Cost of Non-Recurring Revenues

	Three Months Ended March 31
(in thousands, except percent of total net revenues)	2015	2014	Change

Cost of non-recurring revenues	$7,431	$8,055	$(624)
Percent of total non-recurring revenues	105%	105%

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

Cost of non-recurring revenues changed due to the following (in thousands):

Change From
Q114 to Q115

Decreased cost related to term license implementation deferral	$(675)
Decreased payroll and related	(475)
Increased outside contractors	478
Other items	48

Total change	$(624)

The decrease in cost of non-recurring revenues during the first quarter of 2015 compared to the same quarter of 2014 was primarily related to increased term license implementation deferral as more professional services costs (and associated revenue) were deferred than released compared to the same period last year, and decreased payroll and related costs; partially offset by increased outside contractor costs. Headcount in our professional services group decreased to 94 at March 31, 2015 from 113 at March 31, 2014 and outside contractor costs increased as we utilized more outside services related to implementation projects.

The change in our term license deferral increased professional services costs for the first quarters of 2015 and 2014 was as follows (in thousands):

	Three Months Ended March 31
	2015	2014	Change

Professional services costs	$427	$1,102	$(675)

Gross margins for non-recurring revenues were flat at (5)% for the first quarter of 2015 and 2014 as costs associated with project implementations exceeded revenues during the periods. The company has focused on improving non-recurring gross margin through improved efficiency in our global support organization and higher billable utilization.

Amortization of Developed Technology

	Three Months Ended March 31
	2015	2014	Change

Amortization of developed technology (in thousands)	$1,570	$1,800	$(230)
Percent of total net revenues	2%	2%

Amortization of developed technology represents amortization of acquisition-related intangibles and capitalized software development costs. The decrease for the first quarter of 2015 compared to the same period last year resulted primarily from capitalized software development assets that fully amortized after the first quarter of 2014.

OPERATING EXPENSES

Sales and Marketing

	Three Months Ended March 31
(in thousands, except percent of total net revenues)	2015	2014	Change

Sales and marketing expense	$19,664	$19,729	$(65)
Percent of total net revenues	19%	20%

Sales and marketing expenses consist primarily of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expense, trade shows, and seminars.

Sales and marketing expense changed due to the following (in thousands):

Change From
Q114 to Q115

Decreased payroll and related	$(278)
Decreased professional fees	(171)
Increased travel	314
Other items	70

Total change	$(65)

The decrease in total sales and marketing expenses during the first quarter of 2015 compared to the same period last year was primarily due to decreased payroll and related expense, and professional fees, partially offset by increased travel costs. Payroll and related expense decreased during the first quarter of 2015 primarily due to lower salary and commission expense. Headcount was flat at 186 at March 31, 2015 and 2014.

Product Development

	Three Months Ended March 31
(in thousands, except percent of total net revenues)	2015	2014	Change

Product development expense	$19,557	$17,639	$1,918
Percent of total net revenues	19%	18%

Product development expense consists primarily of salary and benefits for our development staff as well as contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services.

Product development expense changed due to the following (in thousands):

Change From
Q114 to Q115

Increased payroll and related	$863
Increased outside services	548
Increased allocation-in of facility and infrastructure expenses	537
Other items	(30)

Total change	$1,918

The increase in total product development expenses during the first quarter of 2015 compared to the same period last year was primarily due to increased payroll and related expense, outside services, and allocation-in of facility and infrastructure expenses. Payroll and related costs increased primarily due to higher salary expense of $0.6 million from increased headcount to 369 at March 31, 2015 from 344 at March 31, 2014 as well as higher payroll taxes of $0.4 million resulting from increased employee equity award exercise activity as our common stock price increased from $30.64 at December 31, 2014 to $44.11 at March 31, 2015. Additionally, outside services costs increased due to higher utilization of cloud computing services. As the pool of allocable corporate expenses increased due to accelerated depreciation and headcount increased in our product development team, it was allocated more costs during the first quarter of 2015.

General and Administrative

	Three Months Ended March 31
(in thousands, except percent of total net revenues)	2015	2014	Change

General and administrative expense	$11,457	$10,558	$899
Percent of total net revenues	11%	11%

General and administrative expenses consist primarily of personnel costs for information technology, finance, administration, operations and general management, as well as legal and accounting expenses.

General and administrative expense changed due to the following (in thousands):

Change From
Q114 to Q115

Increased depreciation expense	$1,461
Increased payroll and related	924
Increased rent expense	159
Increased allocations-out of facility and infrastructure expenses	(1,838)
Other items	193

Total change	$899

The increase in total general and administrative expense for the first quarter of 2015 was primarily due to increased depreciation expense, payroll and related expenses and rent expense; partially offset by increased allocations-out of facility and infrastructure expenses. In the first quarter of 2015, we shortened the depreciable lives of certain assets in connection with the planned exit of certain office space in San Francisco, Boston and New Rochelle by June 30, 2015, resulting in the increase in depreciation expense. Payroll and related expenses increased as headcount increased to 184 at March 31, 2015 from 169 and March 31, 2014 as well as higher payroll taxes associated with option exercises. Rent expense increased due to the amendment in the first quarter of 2015 of our San Francisco headquarters lease.

These increases were partially offset by an increase in the allocation-out of corporate expenses to other departments. Corporate expenses, such as facility and information technology (IT) costs, are initially recognized in our general and administrative department and then allocated out to other departments based on relative headcount. As our facility costs increased due to accelerated depreciation expense for our San Francisco, Boston and New Rochelle facilities, and headcount in our other departments grew at a higher rate than our general and administrative department, we allocated out more facility and IT costs from our general and administrative department in the first quarter of 2015.

Amortization of Other Intangibles

	Three Months Ended March 31
	2015	2014	Change

Amortization of other intangibles (in thousands)	$798	$909	$(111)
Percent of total net revenues	1%	1%

Other intangibles represent amortization of non-technology related to acquired intangible assets. The decrease in the first quarter of 2015 compared to the same period last year reflects certain assets related to Black Diamond that fully amortized after March 31, 2014.

Transaction-related Fees

	Three Months Ended March 31
	2015	2014	Change

Transaction-related Fees (in thousands)	$8,444	$—	$8,444
Percent of total net revenues	8%	0%

In connection with our pending merger with SS&C, we incurred a total of $8.4 million in operating expenses during the first quarter of 2015 related to advisory fees from third parties including financial advisory fees and legal fees.  We had no transaction-related fees in 2014.

Restructuring Charges

	Three Months Ended March 31
	2015	2014	Change

Restructuring charges (in thousands)	$2,643	$174	$2,469
Percent of total net revenues	3%	0%

Restructuring charges of $2.6 million during the first quarter of 2015 were primarily due to employee termination benefits of $2.1 million associated with a re-organization plan, approved in the first quarter of 2015, with the objective of improving operating results. As a result of this restructuring activity, we expect annual operating expense run rate savings of approximately $4 million which will be used to fund investments in other areas of the business to improve productivity, efficiency and client experience. Additionally, in the first quarter of 2015 Advent recognized exit costs of $0.5 million due to adjusted assumptions associated with the exit of San Francisco office space originally initiated in the third quarter of 2014.

For additional analysis of the components of the payments and charges made against the restructuring accrual during the first three months of 2015, see Note 14, “Restructuring Charges” to the accompanying condensed consolidated financial statements.

Interest and Other Income (Expense), Net

	Three Months Ended March 31
	2015	2014	Change

Interest and other income (expense), net (in thousands)	$(897)	$(2,225)	$1,328
Percent of total net revenues	(1)%	(2)%

Interest and other income (expense), net consists of interest income and interest expense, realized gains and losses on investments and foreign currency gains and losses.

Interest and other income (expense), net changed due to the following (in thousands):

Change From
Q114 to Q115

Decrease in interest expense	$751
Impact of foreign exchange	543
Other items	34

Total change	$1,328

Interest and other income (expense), net changed during the first quarter of 2015 compared to the same period last year primarily due to decreased interest expense on lower average outstanding debt balances and foreign exchange impact due to fluctuations in the U.S. Dollar exchange rates against foreign currencies. Our average outstanding debt balance was approximately $220 million and $302 million for the first quarters of 2015 and 2014, respectively.

Provision for Income Taxes

	Three Months Ended March 31
	2015	2014	Change

Provision for income taxes (in thousands)	$4,226	$6,181	$(1,955)
Effective tax provision rate	45%	36%

The effective tax rate for the first quarter of 2015 was higher than for the same period last year primarily due to the correction of an error in the first quarter of 2015 of $0.9 million related to the calculation of New York City and State income tax provision in prior periods and the suspension of the federal research credit as of March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Cash Flows

The following is a summary of our cash, cash equivalents and marketable securities (in thousands):

	March 31	December 31
	2015	2014

Cash and cash equivalents	$23,490	$28,784
Short-term and long-term marketable securities	$4,296	$9,172

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

The table below, for the periods presented, provides selected cash flow information (in thousands):

	Three Months Ended March 31
	2015	2014

Net cash provided by operating activities from continuing operations	$6,611	$20,875
Net cash provided by (used in) investing activities from continuing operations	$2,118	$(2,557)
Net cash used in financing activities from continuing operations	$(13,399)	$(6,987)
Net cash used in operating activities from discontinued operation	$(147)	$(161)

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

Our cash provided by operating activities from continuing operations of $6.6 million during the first quarter of 2015 was primarily the result of our net income plus non-cash charges including stock-based compensation, net of related excess tax benefit, depreciation and amortization and deferred income taxes. Net income was lower in the first quarter of 2015 than the same quarter last year due to $8.4 million of transaction-related fees, $2.6 million of restructuring charges and $1.6 million of accelerated depreciation associated plans to exit office space in San Francisco, Boston and New Rochelle. Cash flows resulting from changes in assets and liabilities include a decrease in deferred revenues and increases in prepaid and other assets and accrued liabilities. The decrease in deferred revenues primarily resulted from the ratable recognition of deferred term license, maintenance and other recurring revenues over their contract period during the first quarter of 2015, and the release of deferred revenue associated with our term license implementations. Prepaid and other assets increased primarily due to the capitalization of tenant improvement allowances associated with the 10-year office lease extension in San Francisco. Accrued liabilities increased primarily as a result of transaction-related fees associated with the pending merger with SS&C, taxes on stock option exercises, partially offset by lower accrued vacation.

Our cash provided by operating activities from continuing operations of $20.9 million during the first quarter of 2014 was primarily the result of our net income plus non-cash charges including stock-based compensation, net of related excess tax benefit, and depreciation and amortization. Cash flows resulting from changes in assets and liabilities include decreases in accounts payable, accrued liabilities, deferred revenues, accounts receivable and an increase in income taxes payable. Accounts payable decreased as cash was used to pay down open invoices. Accrued liabilities decreased primarily as a result of cash payments for fiscal 2013 liabilities including year-end bonuses, commissions, and payroll taxes. The decrease in deferred revenue primarily resulted from the ratable recognition of deferred term license, maintenance and other recurring revenues over their contract period during the first quarter of 2014, and the release of deferred revenue associated with our term license implementations. Accounts receivable decreased as amounts previously billed were collected. Days’ sales outstanding were 46 days during the first quarter of 2014, compared to 54 days in the same period of 2013. Income taxes payable increased as there were no research and development tax credits available as of the end of the first quarter of 2014, whereas taxes payable in the first quarter of 2013 included the impact of both the 2013 and 2012 years’ tax credits. Other changes in assets and liabilities included a decrease in prepaid expenses and other.

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

Cash Flows from Investing Activities for Continuing Operations

Net cash provided by investing activities from continuing operations of $2.1 million for the first quarter of 2015 reflects net purchases, sales and maturities of marketable securities of $4.8 million, partially offset by capital expenditures of $2.0 million primarily related to internally developed software and $0.5 million of capitalized software development costs.

Net cash used in investing activities from continuing operations of $2.6 million for the first quarter of 2014 reflects capital expenditures of $2.1 million primarily related to internally developed software and the expansion of our Beijing office, and $0.5 million of capitalized software development costs.

Cash Flows from Financing Activities for Continuing Operations

Net cash used in financing activities was $13.4 million for the first quarter of 2015 and primarily reflects the net repayment of debt of $15.0 million and the payment of cash dividends totaling $6.8 million, partially offset by $5.0 million of proceeds from the issuance of common stock and tax benefits relating to excess stock-based deductions of $4.2 million, which represents the reduction in income taxes payable resulting from tax deductions from stock-based compensation.

Net cash used in financing activities was $7.0 million for first quarter of 2014 compared to cash provided by financing activities of $0.5 million during the first quarter of 2013. The increased use of financing cash flows of $7.5 million primarily reflects the increased repayment of long-term debt of $7.5 million to pay down additional borrowing resulting from the 2013 recapitalization.

Working Capital and Stockholders’ Deficit

As of March 31, 2015, our continuing operations had negative working capital of $(110.2) million, compared to negative working capital of $(121.4) million at December 31, 2014. Our negative working capital as of these dates was primarily due to payment of the special dividend of $470.1 million in July 2013 and stock repurchases. The increase in our working capital of $11.2 million during the first quarter of 2015 primarily reflected cash generated from operating activities and a reduction in deferred revenues and the payment of cash dividends with no dividends declared during the current quarter. Our negative working capital at March 31, 2015 includes approximately $191.7 million of short-term deferred revenues, which represent invoiced bookings not yet recognized as revenue. Generally, deferred revenues do not require cash settlement. Instead, these represent revenue to recognize upon fulfillment of an obligation to customers. The cash costs incurred in fulfilling the obligation are a fraction of the amount of deferred revenue and are evidenced by the Company’s historic gross margins of approximately 70%. As a result, we do not believe that our negative working capital balance reflects an inability to service our obligations over the next 12 months.

As of March 31, 2015, our cash, cash equivalents and marketable securities totaled $27.8 million. We have additional borrowing capacity under our credit facility, as well as future cash flows generated by operating activities, to fund our working capital needs.

After making the special dividend payment of $470.1 million in July 2013 there remains a stockholders’ deficit balance of $(50.1) million on our balance sheet as of March 31, 2015. We believe the Company is solvent as our cash and investment balances, cash generated from operations and availability under our debt agreement will be sufficient to satisfy our working capital needs, capital expenditures, and interest and repayment of debt principal for the next 12 to 24 months.

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

The following is a summary of the Company’s outstanding debt balances (in thousands):

	March 31 2015	December 31 2014
Term loan facility	$190,000	$195,000
Revolving credit facility	15,000	25,000
Total	$205,000	$220,000

We were in compliance with all covenants associated with our Restated Credit Agreement as of March 31, 2015 as follows:

		Ratio Calculation
	Covenant	as of
Covenant	Requirement	March 31, 2015

Leverage ratio (1)	Maximum 3.75x(2)	1.6	x

Interest coverage ratio (3)	Minimum 2.5x	19.1	x

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

Off-Balance Sheet Arrangements and Contractual Obligations

The following table summarizes our contractual cash obligations as of March 31, 2015 (in thousands):

	Nine
	Months Ending
	December 31	Years Ending December 31
	2015	2016	2017	2018	2019	Thereafter	Total
Operating lease obligations, net of sub-lease income*	$6,851	$9,062	$9,908	$8,621	$8,626	$55,090	$98,158
Debt**	15,000	20,000	20,000	20,000	130,000	—	205,000
Total	$21,851	$29,062	$29,908	$28,621	$138,626	$55,090	$303,158

*On January 28, 2015, we extended our San Francisco lease for an additional 10 years, which increased our operating lease obligations from November 1, 2016 through October 31, 2026 and is reflected in the table above.

**Excludes interest payments on our variable rate debt as amounts are uncertain. Refer to Note 6 “Debt” in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, for information about the terms of our debt.

As of March 31, 2015, the principal outstanding balance under our Restated Credit Agreement was $205.0 million, which is due in full no later than June 12, 2018. Our Restated Credit Agreement includes covenants requiring us to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. As of March 31, 2015, we were in compliance with all of our covenants. We believe maintaining compliance with these covenants will not restrict our ability to execute our business plan in this fiscal year.

At March 31, 2015, we had a gross liability of $16.5 million for uncertain tax positions. If recognized, the impact on our statement of operations would be to decrease our income tax expense and increase our net income by $13.6 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of the federal tax benefit of state income tax items. Since almost all of this liability relates to reserves against deferred tax assets that we do not expect to utilize in the short term, we cannot estimate the timing of potential future cash settlements and have not included any estimates in the table of contractual cash obligations above. We expect our cash payments for federal income taxes will be 20% or less of taxable income through 2015 as we have significant net operating losses and tax credit carryforwards to utilize.

At March 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Other Liquidity and Capital Resources Considerations

Our liquidity and capital resources in any period could also be affected by the exercise of outstanding employee stock options and SARs, and issuance of common stock under our employee stock purchase plan. The resulting increase in the number of outstanding shares from this and from the issuance of common stock from our RSUs could also affect our per share results of operations. However, we cannot predict the timing or amount of proceeds from the exercise of these securities, or whether they will be exercised at all. Additionally, we may be obligated to pay fees and other costs in connection with the merger with SS&C that could significantly impact our liquidity and capital resources. We believe our cash flow from operations, as well as our availability under our debt agreement, is sufficient to fund these costs if necessary.

We expect that for the next two years, our debt service costs and other operating expenses will constitute a significant use of cash flow. Accordingly, we anticipate having less available cash to fund acquisitions, repurchase additional common stock, or invest in other businesses when opportunities arise. Based upon the predominance of our revenues from recurring sources, bookings performance and current expectations, we believe that our cash balances and investments, cash generated from operations and availability under our debt agreement will be sufficient to satisfy our working capital needs, capital expenditures and interest and repayment of debt principal.  However, we may identify opportunities that require us to raise funds, such as acquisitions or other investments in complementary businesses, products or technologies, and may raise such additional funds through public or private debt or additional borrowings under our current line of credit facility or equity financing.  However, such financing may not be available at all, or if available, may not be obtainable on favorable terms, and could be dilutive.

The Company has reviewed its needs in the United States for possible repatriation of undistributed earnings or cash of its non-U.S. subsidiaries. The Company presently intends to use all earnings and cash outside of the United States of all non-U.S. subsidiaries to fund investments or meet working capital and property, plant and equipment requirements in those locations. At March 31, 2015, we had approximately $6.8 million of cash in our non-U.S. subsidiaries.

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

Interest Rate Risk

Our interest rate risk relates primarily to our investment portfolio, which consisted of $27.8 million in cash and cash equivalents, and short-term and long-term marketable securities as of March 31, 2015. Our marketable securities are classified as available-for-sale and are recorded in our condensed consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. At any time, a rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures.

To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of March 31, 2015, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $20,000 incremental decline in the fair market value of the portfolio.

Interest Expense Risk

We have interest rate risk relating to debt and associated interest expense under our Restated Credit Agreement, which is indexed to JPMorgan Chase Bank, N.A.’s prime rate, federal funds rate or LIBOR. At any time, a rise in interest rates could have a material adverse impact on our earnings and cash flows. Conversely, a decrease in interest rates could result in a material increase in earnings and cash flows. We estimate that a hypothetical plus or minus of 100 BPS would increase or decrease, respectively, our interest expense and cash flows by approximately $2.1 million on an annual basis, based on our $205.0 million debt balance at March 31, 2015.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective as of March 31, 2015 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to Advent’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting which were identified in connection with the evaluation required by Rule 13a-15(f) of the Exchange Act that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, Advent’s internal control over financial reporting.

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

Legal Proceedings Regarding the Merger

Following the announcement of the proposed merger, three putative class action complaints challenging the transactions contemplated by the Merger Agreement were filed by purported Advent stockholders in the Court of Chancery of the State of Delaware (the “Court”) against Advent, the Board of Directors, SS&C, and Merger Sub (“Defendants”).  The complaints were captioned Chitwood v. Advent Software, Inc., et al., Case No. 10623-VCL, City of Atlanta Firefighters’ Pension Fund v. David Peter F. Hess, Jr., et al., Case No. 10633-VCL, and Klein v. Advent Software, Inc., et al., Case No. 10670-VCL.  The complaints were consolidated into a single action by a February 25, 2015 court order and captioned In re Advent Software, Inc., C.A. No. 10623-VCL (the “Consolidated Action”).  On February 27, 2015, plaintiffs filed a Verified Consolidated Amended Class Action Complaint (the “Consolidated Complaint”).  The Consolidated Complaint generally alleges, among other things, that the Board of Directors breached its fiduciary duties to Advent’s stockholders by engaging in a flawed sales process, agreeing to a transaction price that does not adequately compensate Advent stockholders, agreeing to certain deal protection provisions in the Merger Agreement that the plaintiffs allege impeded or precluded a potential topping bid, and allegedly failing to disclose material information regarding the proposed merger.  The Consolidated Complaint also asserts that Advent, SS&C, and Merger Sub aided and abetted the Board of Directors’ breaches of fiduciary duties.  The Consolidated Complaint sought to enjoin the merger or, alternatively, an award of rescissory or other compensatory damages in the event it is consummated, as well as attorneys’ fees and costs.

On March 4, 2015, plaintiffs filed a motion for an order preliminarily enjoining the Advent stockholder vote on the adoption of the Merger Agreement and approval of the Merger.  The Court scheduled a hearing on plaintiffs’ motion for April 10, 2015.

On April 1, 2015, following expedited discovery, the parties to the Consolidated Action entered into a memorandum of understanding (“MOU”) setting forth the terms of a settlement of the Consolidated Action.  Pursuant to the MOU, defendants agreed to make certain supplemental disclosures demanded by plaintiffs in the Consolidated Action via a Form 8-K filed on April 1, 2015, without admitting any wrongdoing or that these supplemental disclosures were material or required to be made.  The MOU further provided that, among other things, (a) the plaintiffs in the Consolidated Action would withdraw their motion to preliminarily enjoin the shareholder vote on the proposed merger; (b) the parties will negotiate a definitive stipulation of settlement (the “Stipulation”) and will submit the Stipulation to the Court for review and approval; (c) the Stipulation will provide for dismissal of the Consolidated Action with prejudice; (d) the Stipulation will include a release of defendants of claims relating to, among other things, the merger and the Merger Agreement; and (e) the settlement is conditioned on, among other things, consummation of the merger, completion of confirmatory discovery, class certification, and final approval of the settlement by the Court after notice to the Advent’s stockholders.  On April 1, 2015, plaintiffs withdrew their motion to preliminarily enjoin the shareholder vote on the proposed merger.

Defendants believe that the allegations and claims in the Consolidated Action are without merit and, if the settlement does not receive final approval, intend to defend against them vigorously.  Defendants entered into the settlement solely to eliminate the burden and expense of further litigation and to put the claims that were or could have been asserted to rest.  The settlement will not affect the timing of the merger or the amount or form of consideration to be paid in the merger.

Management believes that any potential losses associated with the legal proceedings regarding the merger are neither probable nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

Item 1A. Risk Factors

Investors should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of, but are not limited to, these risks. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q filed with the SEC, including our condensed consolidated financial statements and related notes thereto and our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

The merger gives rise to inherent risks that include:

•                  The inability to complete the merger due to the failure to satisfy conditions to the completion of the merger, including receipt of the required regulatory approval;

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

•                  Legal or regulatory proceedings, including regulatory approvals from various domestic and foreign governmental entities (including any conditions, limitations or restrictions placed on these approvals) and the risk that one or more governmental entities may delay or deny approval, or other matters that affect the timing or ability to complete the transaction as contemplated , such as the second request we recently received from the Department of Justice;

•                  The ability of SS&C Technologies Holdings, Inc. to obtain the necessary funds to complete the merger;

•                  The possibility of disruption to our business, including increased costs, diversion of management time and resources and employee retention;

•                  Difficulties maintaining business and operational relationships, including relationships with customers, suppliers, and other business partners;

•                  The possibility of slowing new license sales (which we experienced in the first quarter of 2015) and renewals by clients;

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

•                  That under the terms of the Merger Agreement, we are unable to solicit other acquisition proposals during the pendency of the merger;

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

The licensing of our software products and services often requires prospective customers to provide significant executive-level sponsorship and to make major systems architecture decisions. As a result, we must generally engage in relatively lengthy sales and contracting efforts. Sales transactions may therefore be delayed during the customer decision process because we must provide a significant level of education to prospective customers regarding the use and benefit of our products. Our business and prospects are subject to uncertainties in the financial markets that can cause customers to remain cautious about capital and information technology expenditures, particularly in uncertain economic environments, or to decrease their information technology budgets as an expense reduction measure. In addition, we have experienced delays in our sales cycle with some clients and prospects as a result of the pending SS&C acquisition. The sales cycle associated with the purchase of our solutions is typically between two and twelve months depending upon the size of the client, and is subject to a number of significant risks that have impacted our sales and over which we have little or no control, including broader financial market volatility, adverse economic conditions, customers’ budgeting constraints, internal selection procedures, competitive products, and changes in customer personnel, among others.

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

We believe that our future success is dependent on the continued employment of our senior management and our ability to identify, attract, motivate and retain qualified technical, sales and other personnel. Members of our executive management team have acquired specialized knowledge and skills with respect to Advent. We need technical resources such as our product development engineers to develop new products and enhance existing products; we rely upon sales personnel to sell our products and services and maintain healthy business relationships; we must recruit professional service consultants to support our implementations; we must hire client services personnel to provide technical support to our growing installed base of customers; and we must attract and retain financial and accounting personnel to comply with our public company reporting requirements. We need to identify, attract, motivate and retain such employees with the requisite education, backgrounds and industry experience. However, experienced high quality personnel in the information technology industry continue to be in high demand and competition for their talents remains intense, especially in San Francisco where the largest number of our employees is located. In addition, from time to time, we may reorganize our business or reduce our workforce, as we did in late 2012, which may result in increased difficulty in hiring and retaining qualified personnel. Furthermore, the announcement of our pending acquisition by SS&C may affect employee retention and cause some employees to depart the company. Such reorganizations, reductions or other departures may distract our management and employees and may negatively impact our near-term financial results.

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

In order to fund the special dividend paid in July 2013 and to repurchase Advent common stock, we incurred substantial debt and at December 31, 2013 we had total debt outstanding of $305 million and a stockholders’ deficit of $(111.8) million. As of March 31, 2015, approximately $205 million of debt was outstanding and stockholders’ deficit was $(50.1) million. As a result of our debt borrowing, we are obligated to make periodic principal and interest payments on the debt of approximately $26 million annually. This amount will fluctuate due to changes in interest rates, future borrowings and repayments. Our ability to make payments on our indebtedness and to fund planned working capital requirements will depend on our ability to generate cash flow in the future. In addition, the existence of this indebtedness could have adverse consequences. For example, it could:

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

Additionally, as a publicly-traded company, we are subject to significant regulations including those under the Dodd-Frank Act and the Sarbanes-Oxley Act of 2002 (“the Sarbanes-Oxley Act”). These regulations increase our accounting, operating and legal compliance costs and could also expose us to additional liability if we fail to comply with these or other new rules and reporting requirements. There are also significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, which may further increase our costs.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is a new revenue recognition model that requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. On April 1, 2015, the Financial Accounting Standards Board (FASB) proposed a one year deferral of the effective date to December 15, 2017 and early application would be permitted, but not before the original effective date of December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt the standard. We are evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements, which could materially change the timing of revenue recognition.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Our Board of Directors (the “Board”) has approved common stock repurchase programs authorizing management to repurchase shares of the Company’s common stock in the open market. The timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, including the price of our stock, general market conditions and alternative investment opportunities. The purchases are funded from available working capital or debt. At March 31, 2015 there were approximately 0.9 million shares previously authorized by the Board available for repurchase, however in the Merger Agreement with SS&C, signed on February 2, 2015, the Company is prohibited from repurchasing shares of its common stock during the pendency of the agreement.

We withheld shares through net share settlements (a feature where the Company provides the award holder shares equivalent to the gains, net of tax, on the awards that have vested or are exercised) during the three months ended March 31, 2015. The following table provides a month-to-month summary of the purchase activity upon the employee vesting of restricted stock units and the exercise of stock-settled stock appreciation rights under our equity compensation plan to satisfy tax and exercise withholding obligations during the three months ended March 31, 2015 (in thousands, except per share data):

	Total		Maximum Number
	Number	Average	of Shares that May
	of Shares	Price Per	Yet Be Purchased
Month	Purchased (1)	Share	Under the Plan

January	13	$35.35	—
February	4	$44.18	—
March	4	$44.17	—

Total	21	$38.52	—

(1)         These purchases represent shares cancelled when surrendered in lieu of cash payments for tax and exercise obligations due from employees. These shares were not purchased as part of a publicly announced program to purchase shares.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

Index to exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

2.1	Agreement and Plan of Merger, dated as of February 2, 2015, by and among SS&C Technologies Holdings, Inc., Arbor Acquisition Company, Inc. and Advent Software, Inc.	8-K	2/3/2015	2.1
3.1	Amended and Restated Bylaws of Registrant	8-K	2/3/2015	3.1
10.1	Lease amendment dated January 28, 2015 between Toda America, Inc. and Advent Software, Inc. for facilities located at 600 Townsend Street in San Francisco, California	8-K	2/2/2015	10.1
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002				X
101. INS	XBRL Instance				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation				X
101. LAB	XBRL Taxonomy Extension Labels				X
101.PRE	XBRL Extension Presentation				X
101.DEF	XBRL Taxonomy Extension Definition				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVENT SOFTWARE, INC.

Dated: May 7, 2015	By:	/s/ James S. Cox
James S. Cox Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)